Form 10-K
period 1993-12-31
USAIR GROUP INC
filed 1994-03-25
CIK 701345

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                           FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1993
                    _________________________

                         USAir Group, Inc.
                 (Commission file number:  1-8444)

                               and

                           USAir, Inc.
                (Commission file number:  1-8442)
   (Exact names of registrants as specified in their charters)


      Delaware                      USAir Group, Inc.  54-1194634
(State of incorporation             USAir, Inc.        53-0218143
  of both registrants)      (I.R.S. Employer Identification Nos.)

                        USAir Group, Inc.
          2345 Crystal Drive, Arlington, Virginia 22227
               (Address of principal executive offices)
                         (703) 418-5306
                 (Registrant's telephone number)

                           USAir, Inc.
          2345 Crystal Drive, Arlington, Virginia 22227
            (Address of principal executive offices)
                         (703) 418-7000
                 (Registrant's telephone number)

   Securities registered pursuant to Section 12(b) of the Act:

                                          Name  of each exchange
Registrant         Title of each class      on which registered
- ----------         -------------------    ----------------------
USAir Group, Inc.  Common stock, par      New York Stock Exchange
                     value $1.00 per
                     share

                   Preferred Share        New York Stock Exchange
                     Purchase Rights
                     expiring 1996

                   Depositary Shares,     New York Stock Exchange
                     each representing
                     1/100 of a share
                     of $437.50 Series
                     B Cumulative Convert-
                     ible Preferred Stock

                                          Name  of each exchange
Registrant         Title of each class      on which registered
- ----------         -------------------    ----------------------
USAir, Inc.        12-7/8% Senior         New York Stock Exchange
                     Debentures due
                     2000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) have been subject to such filing requirements for the past 90 days.
         Yes        x                     No
              -------------                  -------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the regis-trants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of USAir Group, Inc. held by non-affiliates on February 28, 1994 was approximately $1,390,034,000. On February 28, 1994, there were outstanding 59,265,000 shares (exclusive of 1,815,000 shares held in treasury) of common stock of USAir Group, Inc. and 1,000 shares of common stock of USAir, Inc.

     The registrant USAir, Inc. meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

                        USAir Group, Inc.
                               and
                           USAir, Inc.
                            Form 10-K
                   Year Ended December 31, 1993

                        TABLE OF CONTENTS


Part I                                                       Page

   Item 1.    Business                                         1

      Significant Impact of Low Cost, Low Fare Competition 1 British Airways Announcement Regarding Additional
           Investment in the Company; Code Sharing             4
      Major Airline Operations                                 5
      Commuter Airline Operations                             12
      USAM Corp.                                              12
      Employees                                               13
      Jet Fuel                                                19
      Insurance                                               20
      Industry Conditions                                     20
      Regulation                                              22
      British Airways Investment Agreement                    26

   Item 2.     Properties                                     37

      Flight Equipment                                        37
      Ground Facilities                                       39

   Item 3.     Legal Proceedings                              41

   Item 4.     Submission of Matters to a Vote
                  of Security Holders                         43



Part II

   Item 5A.    Market for USAir Group's Common Equity
                  and Related Stockholder Matters             44

   Item 5B.    Market for USAir's Common Equity and
                  Related Stockholder Matters                 44

   Item 6.     Selected Financial Data                        45

   Item 7.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                               46

                        TABLE OF CONTENTS
                           (Continued)




Part II (Continued)                                          Page

   Item 8A.    Financial Statements and Supplementary
                  Information - USAir Group, Inc.              69

   Item 8B.    Financial Statements and Supplementary
                  Information - USAir, Inc.                   111

   Item 9.     Changes In and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                        140

Part III

   Item 10.    Directors and Executive Officers of
                  USAir Group, Inc.                           141

   Item 11.    Executive Compensation                         151

   Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                       168

   Item 13.    Certain Relationships and Related
                  Transactions                                172


Part IV

   Item 14.    Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                     173
               Financial Statements - USAir Group, Inc.       173
               Financial Statements - USAir, Inc.             173
               Financial Statement Schedules                  173
               Reports on Form 8-K                            174
               Exhibits                                       174


Signatures

              USAir Group, Inc.                               180
              USAir, Inc.                                     183

                              PART I


Item 1.   BUSINESS

     USAir Group, Inc. ("USAir Group" or the "Company") is a corporation organized under the laws of the State of Delaware. The Company's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 418-5306). USAir Group's primary business activity is ownership of all the common stock of USAir, Inc. ("USAir"), Pennsylvania Commuter Airlines, Inc. (which is operating as Allegheny Commuter Airlines) ("Alleghe-ny"), Piedmont Airlines, Inc. ("Piedmont") (formerly Henson Aviation, Inc.), Jetstream International Airlines, Inc. ("Jet-stream"), USAir Fuel Corporation ("USAir Fuel"), USAir Leasing and Services, Inc. ("USAir Leasing and Services") and Material Services Company, Inc. In May 1987, the Company acquired Pacific Southwest Airlines ("PSA"), which merged into USAir on April 9, 1988. In November 1987 the Company completed its acquisition of Piedmont Aviation, Inc. ("Piedmont Aviation"), which merged into USAir on August 5, 1989. On July 15, 1992, the Company sold three wholly-owned subsidiaries, Piedmont Aviation Services, Inc., Air Service, Inc. and Aviation Supply Corporation. The former subsidiaries were engaged in fixed base operations and the sale and repair of aircraft and aircraft components. During the third quarter of 1992, the Company merged one wholly-owned subsidiary, Allegheny Commuter Airlines, Inc. into another, Pennsylvania Commuter Airlines, Inc.

Significant Impact of Low Cost, Low Fare Competition

     As discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the dramatic expansion of low fare competitive service in many of USAir's markets in the eastern U.S. during the first quarter of 1994 and USAir's competitive response in February 1994 by reducing its fares up to 70 percent in those markets and other affected markets in order to preserve its market share led the Company to announce that it expected to experience greater losses in 1994 than it experienced in 1993.

     In September 1993, Southwest Airlines, Inc. ("Southwest"), a low cost, low fare, "no frills" air carrier which had not previous-ly provided service to or in the eastern U.S., inaugurated service to Chicago and Cleveland from Baltimore/ Washington International Airport ("BWI") at fares substantially below those previously offered by USAir and other airlines in the same markets. BWI is one of USAir's hub airports. Unlike the other major U.S. air carriers, Southwest does not structure its operations around connecting hub airports, relying instead on high frequency point-to-point service. USAir responded by matching most of Southwest's fares and increasing the frequency of service in related markets.

     On March 22, 1994, Southwest announced that on May 26, 1994, and June 6, 1994, it will expand service between BWI and Chicago. Southwest also announced that on May 26, 1994, it will initiate its low fare service between BWI and St. Louis, and on July 8, 1994, between BWI and Birmingham, Alabama and Louisville, Kentucky. At this time, USAir has not determined its response to the Southwest announcement.

     In October 1993, Continental Airlines ("Continental"), which had reorganized under bankruptcy proceedings earlier in 1993, inaugurated low fare service on certain routes in the eastern U.S. USAir is a competitor in most of the markets served by these routes. While Continental initiated service to certain cities, such as Charleston, South Carolina; Greensboro, North Carolina; and Jacksonville, Florida; most of the markets included as part of its new program (for example, Baltimore) were previously served by Continental through its hubs at Newark, Cleveland, and Houston. However, under its new program, Continental linked certain of these cities independently of its hubs while continuing to provide many of the same services that are available on its hub flights, including advance seat assignment, frequent traveler mileage credits and interline connections. Under its new program, Continental served approximately 80 city pair markets, from which USAir has historically realized approximately 4% of its total passenger revenue. When Continental started the new program it was uncertain whether the program was an experiment or a beachhead from which Continental planned to expand further. USAir, therefore, made a measured response by matching most of the low fares offered by Continental.

     On January 31, 1994, Continental increased its competitive threat. It announced that by March 9, 1994, it would expand the low fare program to approximately 356 city pair markets, most of which USAir served and from which USAir has historically realized approximately 8% of its passenger revenue. Moreover, if secondary markets within a 90-mile radius, or a reasonable driving distance, were viewed as being included in Continental's new program, markets from which USAir has historically realized approximately 36% of its passenger revenue were affected. Contemporaneously, Continental announced that it would substantially reduce service at its Denver hub and redeploy significant aircraft and personnel resources to the eastern U.S. Although Continental's balance sheet continues to have significant leverage following its bankruptcy reorganization, its liquidity position improved substantially as a result of equity and debt infusions completed as part of that reorganization. Moreover, Continental completed a common stock offering in December 1993, which may indicate the market's receptivity to its efforts to raise additional funds. Continental has operating (including labor) costs that are substantially lower than those of USAir and the other major air carriers.

     On February 8, 1994, in response to the expansion of Continen-tal and to avoid loss of market share in the eastern U.S., USAir lowered in primary and secondary markets affected by the Continen-tal expansion, by as much as 50%, the fares most commonly used by business travelers on many east coast routes. In addition, USAir lowered leisure fares by as much as 70% in the same markets. In many of the markets, free companion fares are available with business fares. These reduced fares have no expiration date. However, USAir could adjust the fares at some time in the future. Increases in traffic which are stimulated by the lower fares offered by Southwest, Continental and USAir will not offset USAir's reduced revenue resulting from lower yields in these markets.

     USAir believes that Southwest, Continental or other low cost carriers with a significant cost advantage over USAir likely will expand their operations to additional markets. For example, in December 1993, Southwest completed its acquisition of Morris Air, a regional air carrier with operations concentrated in the western U.S. This acquisition could enable Southwest to divert resources to expand its operations in the eastern U.S. Furthermore, media reports indicate that Southwest has entered into a long-term agreement for the use of four additional gates at BWI, where it currently operates from two gates. On March 4, 1994, Continental further escalated prospective competition by announcing that it will further reduce operations at its Denver, Colorado hub and establish a flight crew base at Greensboro, North Carolina. These measures are likely to increase losses at USAir because they could enable Continental, which has significantly lower costs than USAir, to expand further its high frequency, low fare service described above in additional short-haul markets served by USAir with substantial detriment to USAir. In addition, other low cost carriers may enter other USAir markets. For example, America West Airlines ("America West") announced on February 15, 1994 that it will commence service on April 18, 1994 between Columbus, Ohio where it operates a hub and Philadelphia, where USAir has a hub operation. Other carriers, including some of the larger carriers, have also indicated their intent to develop similar low-fare short-haul service.

     In March 1994, USAir announced that it expected a pre-tax loss for the quarter ended March 31, 1994 of approximately $200 million and that it expected a pre-tax loss for the full year of 1994 in excess of the $350 million loss reported for 1993. USAir, whose operating costs are among the highest in the domestic airline industry, believes that it must reduce those costs significantly if it is to survive in this low fare competitive environment. The largest single component of USAir's operating costs, approximately 40 percent, relates to personnel costs. USAir also announced in March 1994 that it had initiated discussions with the leaders of its unionized employees regarding efforts to reduce these costs, including reductions in wages, improvements in productivity and other cost savings.

     The outcome of those discussions is uncertain. There are recent examples of companies in the airline industry which have obtained employee concessions in agreements also resulting in the recapitalization of the companies, including employee ownership stakes and employee participation in corporate governance as well as the restructuring of debt and lease obligations. In other cases, airlines have filed for bankruptcy protection under Chapter 11 of the bankruptcy code, and some airlines have ceased operation altogether when their operating costs remained excessive in relation to their revenues, and their liquidity became insufficient to sustain their operations. In addition, other factors beyond the Company's control, such as a downturn in the economy, a dramatic increase in fuel prices or intensified industry fare wars, could have a material adverse effect on the Company's and USAir's prospects and financial condition. Because the Company and USAir are highly leveraged and currently do not have access to bank credit and receivables facilities which had supplied a substantial portion of their liquidity, they could be more vulnerable to these factors than their financially stronger competitors. See "Managem-ent's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

British Airways Announcement Regarding Additional Investment in the Company; Code Sharing

     As described in greater detail in "British Airways Investment Agreement" below, on January 21, 1993, the Company and British Airways Plc ("BA") entered into an Investment Agreement (as subsequently amended, the "Investment Agreement"). Pursuant to the Investment Agreement, on the same date, BA invested $300 million in certain preferred stock of the Company. In June 1993, pursuant to BA's exercise of its preemptive and optional purchase rights under the Investment Agreement which were triggered by the issuance by the Company to the public, and under certain employee benefit plans, of certain shares of common stock, BA purchased $100.7 million of additional series of preferred stock of the Company.
The Company has benefitted from the additional equity provided by BA and also from the resulting enhancement of the Company's image in the marketplace and in the investment community. However, on March 7, 1994, BA announced that because of the Company's continued substantial losses it would make no additional investments in the Company until the outcome of the Company's efforts to reduce its costs is known. See "Significant Impact of Low Fare, Low Cost Competition" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." At the same time, BA indicated it would continue to cooperate with USAir on the code sharing arrangements discussed below.

     In addition, since January 1993, pursuant to the Investment Agreement, BA and USAir have entered into code sharing arrangements whereby certain USAir flights carry the airline designator code of both USAir and BA. Code sharing is a common practice in the airline industry whereby one carrier sells the flights of another carrier (its code sharing partner) as if it provides those flights with its own equipment and personnel. On March 17, 1994, the U.S. Department of Transportation (the "DOT") issued an order renewing for one year all of the code share authority it had previously approved for USAir and BA which includes authority to code share to 64 airports in the U.S. through 12 gateways and to Mexico City through Philadelphia. The DOT did not act on other pending applications by BA and USAir for expanded code share authority.

Major Airline Operations

     USAir, a certificated air carrier engaged primarily in the business of transporting passengers, property and mail, is the Company's principal operating subsidiary, accounting for more than 93% of USAir Group's operating revenues in 1993. USAir is one of nine passenger carriers classified as "major" airlines (those with annual revenues greater than $1 billion) by the United States Department of Transportation (the "DOT"). USAir enplaned more than
54.0 million passengers in 1993, and is the sixth largest United States air carrier ranked by revenue passenger miles ("RPMs") flown.

     At January 31, 1994, USAir provided regularly scheduled jet service through 118 airports to more than 154 cities in the continental United States, Canada, the Bahamas, Bermuda, the Cayman Islands, Puerto Rico, Germany, France and the Virgin Islands.
USAir ceased serving the United Kingdom in January 1994. See "British Airways Investment Agreement". USAir's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 418-7000), and its primary connecting hubs are located at the Pittsburgh, Charlotte/Douglas, Philadelphia and Baltimore/Washington International ("BWI") Airports. A substantial portion of USAir's RPMs is flown within or to and from the eastern United States. USAir Group and USAir incurred substantial operating and net losses during 1991, 1992 and 1993.

     During the first quarter of 1992, USAir's RPMs decreased over the same period in 1991, however, yield, or passenger revenue per RPM, improved. The decline in traffic was attributable to the May 1991 Restructuring (discussed below) and the economic recession. It is not possible to estimate accurately how many business and leisure travelers decided not to travel during 1991 and 1992 as a result of the recession and perceived weak recovery. During the second quarter of 1992, American Airlines, Inc. ("American") introduced a four-tier fare structure which resulted in the proliferation of deeply discounted promotional fares in the second and third quarters of 1992. Although the promotional fares significantly stimulated traffic during the second and third quarters of 1992, yields suffered substantial declines versus comparable periods in 1991.

     Although yields at USAir recovered and improved significantly in the fourth quarter of 1992 and in the first three quarters of 1993, yields started to erode in the fourth quarter of 1993 and declined versus the comparable quarter of 1992 due to proliferation of discount and promotional fares which were designed to stimulate passenger traffic. Yields have continued to be weak in the first quarter of 1994 due primarily to USAir's action to reduce fares to remain competitive with low cost low fare carriers which had entered many of USAir's markets in the eastern U.S. During 1993, systemwide traffic remained relatively weak. In addition, the domestic airline industry was characterized in 1991 - 1993 by substantial losses, excess capacity, intense competition and certain carriers operating under the protection of Chapter 11 of the Bankruptcy Code. Any of these factors or other developments, including the emergence of America West from bankruptcy, the entry or potential entry of low cost carriers in USAir's markets and a resurgence in low fare competition from these and other carriers could have a material adverse effect on the Company's yields, liquidity and financial condition. See "Significant Impact of Low Fare, Low Cost Competition" above and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     For information on possible further effects of the recent economic recession, increased competition from low cost, low fare carriers, possible restructuring of the Company and USAir, consolidation in the domestic airline industry and globalization of the airline industry, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     USAir implemented several operational changes during the period 1991 through 1993 in efforts to return to profitability and has announced plans for additional action in 1994.

     On May 2, 1991, USAir ceased operating its fleet of 18 British Aerospace BAe 146-200 ("BAe-146") aircraft, ceased serving eight airports in California, Oregon and Washington, and eliminated some flights at Baltimore/Washington and Cleveland Hopkins International Airports. Although other service was added to partially offset these reductions, the net effect was a decrease of approximately three percent in USAir's system available seat miles ("ASMs"), and a net reduction in scheduled departures of ten percent from January 1991 service levels. In connection with this restructuring, USAir closed four flight crew bases, two heavy maintenance facilities and one reservations office (these measures are collectively referred to as the "May 1991 Restructuring"). (In April 1993, USAir reintroduced long-haul service at John Wayne Airport in Orange County, California, one of the airports that USAir ceased serving in the May 1991 Restructuring).

     Effective January 7, 1992, USAir discontinued its hub operations at Dayton, Ohio due to operating losses there. Daily jet departures from Dayton were reduced from 72 to 23. The majority of USAir's jet flights between Dayton and smaller and medium-sized "spoke" cities was shifted to USAir's hub at Pitts-burgh, Pennsylvania, and there was no reduction in total systemwide capacity as a result of this action.

     In September 1993, USAir announced steps to reduce projected operating costs in 1994 by approximately $200 million. These measures include a workforce reduction of approximately 2,500 full time positions, revision of USAir's vacation, holiday and sick leave policy and a review of planned 1994 capital expenditures.
The workforce reduction, which USAir anticipates will be completed by the end of the first quarter of 1994, will be comprised primarily of the elimination of approximately 1,800 customer service, 200 flight attendant and 200 maintenance positions. USAir recorded a non-recurring charge of approximately $68.8 million primarily in the third quarter of 1993 for severance, early retirement and other personnel-related expenses in connection with the workforce reduction.

     In March 1994, USAir initiated discussions with the leadership of its unionized employees regarding reductions in wages, improve-ments in productivity and other cost savings as a result of the entry of low cost low fare carriers in many of its markets and USAir's response to this low fare competition. See "Significant Impact of Low Cost, Low Fare Competition" above and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In counterpoint to the reductions outlined above, USAir has also taken, or plans to take, the following steps to augment or enhance its service.

     In December 1991, USAir reached agreements with General Electric Capital Corporation ("GE Capital") and with The Boeing Company ("Boeing") to acquire up to 40 757-200 aircraft during 1992-1997. USAir agreed to lease ten aircraft owned by GE Capital and formerly operated by Eastern Air Lines ("Eastern"). In December 1992, USAir agreed to sublease an additional 757-200 aircraft from Boeing that was formerly operated by Eastern. USAir added these 11 aircraft to its operating fleet during 1992. USAir also agreed with Boeing to purchase 15 new 757-200 aircraft in 1993 and 1994, and took options to purchase 15 more 757-200s in 1996 and 1997. In April 1993, USAir and Boeing reached an agreement to exercise the options on 757-200 aircraft previously scheduled for delivery in 1996-1997 and accelerate their delivery to 1995-1996, and to convert a firm order for a 767-200 aircraft, originally scheduled for delivery in 1994, to a firm order for a 757-200 aircraft, also scheduled for delivery in 1994. Boeing granted USAir options to purchase 15 additional 757-200 aircraft for 1995 and beyond, three of which have expired. In addition, Boeing relieved USAir of its obligation to purchase 20 of its 60 firm orders for Boeing 737 series aircraft and agreed to reschedule delivery of the remaining 40 on order. No new firm order 737 aircraft are scheduled to be delivered to USAir between 1994-1996, while 12 new 737 aircraft will be delivered annually in the years 1997-1999 and four will be delivered in the year 2000. USAir is using the Boeing 757-200 aircraft, which seats approximately 190 passengers, on long-haul routes and in high demand markets where potential passenger traffic may not currently be accommodated on smaller aircraft at peak travel times. USAir considers the 757-200 aircraft to be more suitable for these missions than the Boeing 767-200 and Boeing 737 aircraft types. The above actions supple-ment USAir's agreements with Boeing in 1990 and 1991 to defer delivery of several 737 and 767 aircraft originally scheduled for the 1991-1994 period. Overall, the deferrals have substantially reduced USAir's capital commitments and financing needs during that time period. USAir is engaged in negotiations with Boeing regarding, among other things, the current schedule of new aircraft deliveries. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Item 8A. Note 4 to the Company's Consolidat-ed Financial Statements.

     On January 17, 1992, USAir purchased 62 jet take-off and landing slots and 46 commuter slots at New York City's LaGuardia Airport ("LaGuardia") and six jet slots at Washington National Airport from Continental Airlines ("Continental") for $61 million. USAir also assumed Continental's leasehold obligations associated with the East End Terminal, which commenced operations on Septem-ber 12, 1992, and a flight kitchen at LaGuardia. USAir acquired all 46 commuter slots and 24 of the jet slots at LaGuardia on February 1, 1992; the remaining 38 jet slots at LaGuardia and all six jet slots at Washington National Airport were transferred to USAir on May 1, 1992. As a result of the acquisition, USAir expanded its operations at LaGuardia including the initiation of non-stop service to eight additional cities, four of which are in Florida. The New York-Florida markets are among the largest in the nation. USAir Express carriers used the commuter slots to expand service primarily to cities in the northeastern United States.
(See "Commuter Airline Operations"). Expansion into these jet and commuter markets enhanced USAir's presence in the New York area and in the northeast. In addition, the East End Terminal permitted USAir to consolidate its mainline, commuter and USAir Shuttle operations in adjoining facilities, which USAir believes are the most comfortable and convenient at LaGuardia. USAir sold substan-tially all the assets associated with the flight kitchen operation on October 9, 1992.

     USAir Group reached an agreement during 1992 with the creditors of the Trump Shuttle to manage and operate the Shuttle under the name "USAir Shuttle" for a period of up to ten years.

Under the agreement, USAir Group has an option to purchase the shuttle operation on or after October 10, 1996. The USAir Shuttle commenced operations in April 1992 between New York City, Boston and Washington D.C.

     Effective August 1, 1992, USAir leased 28 take-off and landing slots at Washington National Airport from Northwest Airlines, Inc. ("Northwest"). USAir is using the slots to offer expanded service from Washington to five Florida cities and New Orleans. In August 1993, USAir purchased eight of these slots from Northwest. USAir continues to lease the remaining slots from Northwest.

     On October 1, 1992, USAir moved its hub operation at Pitts-burgh, which is the largest on its system, to the new Pittsburgh International Airport terminal, where USAir leases 53 of 75 gates. USAir believes that the Pittsburgh hub, one of the largest hub airports (measured by departures) in the U.S., is one of the most efficient connecting complexes in the nation.

     Effective February 1, 1993, USAir and USAir Express service within the state of Florida commenced operating under the brand name "USAir Florida Shuttle". In addition, USAir started hourly service between Miami and Tampa and Miami and Orlando. On February 1, 1993 total USAir and USAir Express daily departures in the intra-Florida markets and to cities outside Florida increased approximately 27% over February 1992 levels. To enhance customer service and bolster brand loyalty within the state, USAir offered special benefits, bonus miles and upgrades to Florida residents participating in its Frequent Traveler Program. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Economic Conditions and Industry Capacity.")

     By June 1993 USAir increased capacity between key cities on the west coast of the U.S. and cities in the midwestern and eastern parts of the nation as it realigned west coast schedules and increased its emphasis on long-haul flights. Much of the increase in capacity was achieved by replacing smaller aircraft types with 757-200 aircraft.

     During 1993 and thus far in 1994 USAir and BA have gradually implemented code sharing arrangements pursuant to the Investment Agreement. As of March 1, 1994, USAir and BA had implemented code sharing to 34 of the 65 airports currently authorized by the DOT. See "British Airways Announcement Regarding Additional Investment in the Company; Code Sharing" above and "British Airways Investment Agreement" below.

     In March 1994, USAir (i) purchased from United Air Lines, Inc. ("United") certain takeoff and landing slots at Washington National Airport and New York LaGuardia Airport; (ii) purchased from United certain gates and related space at Orlando International Airport and (iii) granted to United options to purchase certain gates and related space, and a right of first refusal to purchase certain takeoff and landing slots, at Chicago O'Hare International Airport. In December 1993, USAir reached an agreement with United to negotiate a code sharing agreement with United regarding USAir's flights to and from Miami and United's flights between Miami and Latin America. Consummation of the code sharing agreement is subject to a number of conditions, including governmental approvals and definitive documentation. At this time, USAir cannot predict when the transactions contemplated by the code sharing agreement with United will be consummated. In September 1993, USAir received a civil investigative demand from the U.S. Department of Justice ("DOJ") related to an investigation of violations of Section 1 of the Sherman Act in connection with USAir's agreement with United regarding the above transactions. Although there can be no certainty, USAir does not believe the DOJ will seek to overturn the transactions described in (i), (ii) and (iii) above.

     In 1994, USAir has implemented and plans to implement certain changes to its service on certain short-haul routes to reduce the cost and increase the efficiency of those operations. In addition, in the second half of 1993 and early 1994, USAir experienced increased competition from low cost, low fare carriers. See "Significant Impact of Low Cost, Low Fare Competition" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Low Cost, Low Fare Competition".

     In response to the entry of certain low cost, low fare competitors at BWI and as part of USAir's measures to reduce the cost and increase the efficiency of its shorthaul service, USAir has substantially expanded its operations at BWI. As of March 1994, USAir had 121 daily jet departures at that airport compared to 91 daily jet departures in March 1993. See Item 7. "Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations - Low Cost, Low Fare Competition."

     In November 1993, USAir commenced service between BWI and St. Thomas, Virgin Islands and between Charlotte and Tampa and Grand Cayman, Cayman Islands. In addition, USAir commenced nonstop service from Philadelphia to Mexico City in March 1994 and will commence non-stop service from Tampa to Mexico City in May 1994.

     As a result of seasonal adjustments, increased service to existing markets and service to new destinations, on May 8, 1994, USAir also plans to increase daily jet departures at its Pittsburgh hub from 327 to 355 and at its Charlotte hub from 323 to 334.

     In summary, in 1993, USAir continued to try to capitalize on its strong franchise in the northeastern U.S. and in Florida, based on measures it had implemented in 1991 and 1992. By the end of the third quarter of 1993, however, due to continued fare discounting, a resurgence of low fare competition from low cost carriers, persistent consumer price consciousness and, despite significant countermeasures, increased operating expenses, it became clear that for USAir to remain competitive, it needed to reduce costs and become more efficient. This realization resulted in, among other steps, the reduction in force of 2,500 full-time positions initiated in 1993, the innovations in short-haul service and the initiation of discussions with the leadership of USAir's unionized employees regarding wage reductions, improved productivity and other costs savings described in "Significant Impact of Low Cost, Low Fare Competition" above and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Low Cost, Low Fare Competition." USAir is engaged in formulating additional plans to reduce its operating costs in 1994.

     USAir's operating statistics during the years 1989 through 1993 are set forth in the following table:

Years Ended December 31, 1993     1992     1991     1990     1989
- -----------------------------------------------------------------
Revenue Passengers                                           (1)
   (Thousands)*        53,678   54,655   55,600   60,059   61,152
Average Passenger
   Journey (Miles)*     656.2    642.2    613.7    591.9    551.0
Revenue Passenger
   Miles ("RPMs")
   (Millions)*         35,221   35,097   34,120   35,551   33,697
Available Seat Miles
   (Millions)*         59,485   59,667   58,261   59,484   55,610
Passenger Load
   Factor (2)*          59.2%    58.8%    58.6%    59.8%    60.6%
Breakeven Load
   Factor (3) (5)       61.7%    63.2%    62.7%    64.5%    60.6%
Passenger Revenue
   per ASM*            10.22c    9.70c    9.76c    9.67c   10.00c
Total Revenue per
   ASM (5)             11.04c   10.38c   10.33c   10.19c   10.48c
Cost per ASM (4) (5)   11.09c   10.82c   10.77c   10.83c   10.45c
Yield (Revenue per
   RPM)*               17.27c   16.49c   16.67c   16.18c   16.50c

*    Scheduled service only.
c    = cents

(1) Statistics for 1989 are set forth on a pro forma basis to include the jet operations of Piedmont Aviation as if it had merged into USAir effective January 1, 1989.
(2) Passenger load factor is the percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(3) Breakeven load factor represents the percentage of aircraft seating capacity that must be utilized, based on fares in effect during the period, for USAir to break even at the pre-tax income level, adjusted to exclude non-recurring and special items.
(4)  Adjusted to exclude non-recurring and special items.
(5) Financial statistics for 1993 exclude revenue and expense generated under the BA wet lease arrangement.

Commuter Airline Operations

     Most commuter airlines in the United States are affiliated with a major or regional jet carrier. USAir provides reservations and, at certain stations, ground support services, in return for service fees, to 10 commuter carriers (including Allegheny, Piedmont and Jetstream) which operate under the name "USAir Express." At certain other stations, the commuter carriers commenced performing ground support for their operations in 1993. These airlines share USAir's two-letter designator code and feed connecting traffic into USAir's route system at several points, including its major hub operations at Pittsburgh, Charlotte, Philadelphia and BWI. At January 5, 1994, USAir Express carriers served 181 airports in the United States, Canada and the Bahamas, including 88 also served by USAir. During 1993, USAir Express' combined operations enplaned approximately 8.7 million passengers.

     Piedmont's collective bargaining agreement with the Air Line Pilots Association ("ALPA"), which represents its pilot employees, became amendable on December 1, 1992. On February 22, 1994, the National Mediation Board (the "NMB"), which had assigned a mediator to the negotiations between Piedmont and ALPA on a new agreement, declared these negotiations at an impasse and commenced a thirty-day "cooling-off" period. Upon the expiration of this period at midnight on March 25, 1994, the Piedmont pilots would be free to strike and Piedmont could resort to self-help measures. As USAir's largest commuter affiliate, Piedmont provides significant passenger feed to USAir. In addition, if the Piedmont pilots commence a strike, other USAir Express or USAir employees could refuse to cross picket lines or engage in sympathy strikes. USAir would view such activity as violative of applicable contracts and the Railway Labor Act and would pursue all legal remedies to halt it. Suspension of the operations of Piedmont, other USAir Express carriers or USAir for a prolonged period due to strikes or self-help measures could have a material adverse effect on the Company's and USAir's financial condition and prospects.

USAM Corp.

     At December 31, 1992, USAM Corp. ("USAM"), a subsidiary of USAir, owned 11% of the Covia Partnership ("Covia") which owned and operated a computerized reservation system ("CRS"). In September 1993, Covia purchased the assets of the corporation that owned and operated the Galileo CRS which provided CRS services to travel agent subscribers in Europe. Covia was then separated into three entities. As a result, at December 31, 1993, USAM owns 11% of the Galileo International Partnership, approximately 11% of the Galileo

Japan Partnership and approximately 21% of the Apollo Travel
Services Partnership.

     The Galileo International Partnership owns and operates the Galileo CRS ("Galileo"). Galileo Japan Partnership markets CRS services in Japan. Apollo Travel Services markets CRS services in the U.S. and Mexico. Galileo is the second largest of the four such systems in the U.S. based on revenues generated by travel agency subscribers. A subsidiary of United controls 38% of the partnership, and the other partners exclusive of USAir's interest are subsidiaries of BA, Swissair, KLM Royal Dutch Airlines, Alitalia, Air Canada, Olympic Airways, Austrian Airlines, Aer Lingus and TAP Air Portugal.

     CRSs play a significant role in the marketing and distribution of airline tickets. During 1993, travel agents issued tickets which generated the majority of USAir's passenger revenues. Most travel agencies use one or more CRSs to obtain information about airline schedules and fares and to book their clients' travel.

Employees

     At December 31, 1993, USAir Group's various subsidiaries employed approximately 48,500 full-time equivalent employees.
USAir employed approximately 5,400 pilots, 10,100 maintenance and related personnel, 12,300 station personnel, 4,100 reservations personnel, 8,600 flight attendants and 4,900 personnel in other administrative and miscellaneous job categories, while the commuter and other subsidiaries employed approximately 1,000 pilots, 800 maintenance personnel, 400 station personnel, 400 flight attendants and 500 personnel in other administrative and miscellaneous job categories. Approximately 24,400, or 50%, of the employees of USAir Group's subsidiaries are covered by collective bargaining agreements with various labor unions.

     As indicated in "Significant Impact of Low Cost, Low Fare Competition" above and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," because of the entry of low cost low fare carriers in certain of USAir's markets and USAir's response to this market penetration, in March 1994 USAir initiated discussions with the leadership of its unionized employees for wage reductions, improved productivity and other cost savings. USAir must reduce its operating costs significantly if it is to survive in this low fare competitive environment.

     Historically, USAir implemented a workforce reduction program in September 1990, in response to the economic recession and financial losses that caused USAir to decrease its planned capacity growth for 1991. More than 3,600 positions were eliminated through layoffs, furloughs and voluntary separations in connection with that program. A further reduction of more than 3,500 positions resulted from the May 1991 Restructuring. In September 1993, USAir announced steps to reduce projected operating costs in 1994. These measures will include a workforce reduction of approximately 2,500 full time positions and certain other cost reductions discussed under "Major Airline Operations".

     In addition, USAir believes that it was largely successful in implementing during 1992 and 1993 the elements of the comprehensive cost reduction program that it announced in October 1991. The cost reduction program included salary and wage reductions for a fixed time period, suspension of longevity/step increases in wages and salary, the freeze of a defined benefit pension plan applicable to non-contract employees, productivity improvements, contributions by employees for a portion of the cost of medical and dental benefits and implementation of a new managed care program intended to reduce the cost and retard the growth of these benefits. Consistent with this program, USAir sought concessionary contracts with each of its unions and stated that salary reductions for non-contract employees would take effect only when the first major union agreed to wage reductions.

     In the second quarter of 1992, ALPA, which represents USAir's pilot employees, reached agreement on a new contract which becomes amendable on May 1, 1996. The new contract included wage reduc-tions and suspension of longevity/step increases which resulted in savings of approximately $58 million over the twelve-month period which began June 1992. Additional savings of approximately $15 million resulted from productivity improvements over the same period. If fully implemented, USAir expects the productivity improvements will save the airline up to approximately $83 million annually. In addition, the pilots agreed to participate in contributory managed care medical and dental programs, which USAir expects will save approximately $10 million annually.

     In June 1993, the wages of pilot employees reverted to pre-reduction levels, and on September 1, 1993, in accordance with the terms of ALPA's agreement with USAir, pilot employees received a 2.5% increase in their wages. These employees are scheduled to receive further wage increases on (i) July 1, 1994, of approximate-ly 6.9%; (ii) July 1, 1995 of 2%; and (iii) January 1, 1996 of 1%.

     In accordance with its previously announced policy, when ALPA agreed to the cost reduction program, USAir imposed wage reductions and suspension of longevity/step increases on its non-contract employees for the twelve-month period commencing in June 1992. USAir estimates that it saved approximately $32 million from these measures. Earlier in 1992, USAir had implemented the contributory managed care medical and dental programs for non-contract employ-ees, which result in approximately $20 million in annual savings. Prior to January 1, 1992, USAir exclusively paid contributions to the basic defined benefit pension plan for its non-contract employees. USAir froze this pension plan at the end of 1991, which resulted in a one-time book gain of approximately $107 million in 1991. USAir implemented a defined contribution pension plan for these employees on January 1, 1993, which is composed of three components: contributions by USAir based on a percentage of salary, a partial match by USAir of employee contributions to a savings plan and a profit-sharing plan.

     On October 8, 1992, following a four-day strike, USAir reached agreement with the International Association of Machinists ("IAM"), which represents USAir's mechanics and related employees, on a new contract which becomes amendable on October 1, 1995. The new contract included wage reductions and suspension of longevity/step increases for the twelve-month period commencing October 1992, which USAir estimates resulted in savings of approximately $20 million. USAir also estimates that productivity improvements, which are also provided for in the new contract, resulted in savings of approximately $22 million in 1993 and will result in savings of $45 million annually if the improvements are fully implemented. In addition, IAM employees agreed to participate in contributory managed care medical and dental programs, which USAir expects will save approximately $14 million annually.

     In November 1993, the wages of the IAM-represented employees reverted to pre-reduction levels and on November 1, 1993, in accordance with the terms of the IAM's agreement with USAir, the wages of these employees increased by 2%. These employees are scheduled to receive further wage increases on June 1, 1994 and April 1, 1995 of approximately 3.9% and 4.7%, respectively.

     In February 1993, USAir announced that it had reached a tentative agreement with the Association of Flight Attendants ("AFA"), which represents its flight attendant employees, on a new contract which would become amendable on January 1, 1997. The contract, which was ratified by the AFA membership in March 1993, provides for wage reductions and suspension of longevity/step increases for a twelve-month period commencing April 1, 1993, which USAir expects will result in savings of approximately $10 million. USAir also estimates that productivity improvements, which are also provided for in the new contract, will result in savings of approximately $18 million over the twelve-month period commencing April 1, 1993 and $43 million annually if the improvements are fully implemented. In addition, AFA employees agreed to partici-pate in contributory managed care medical and dental programs, which USAir expects will save approximately $7 million annually.

     In March 1994, the wages of the flight attendant employees will revert to pre-reduction levels, and on April 1, 1994, in accordance with the terms of the AFA agreement with USAir, the wages of these employees will increase by 3%. These employees are scheduled to receive further wage increases on January 31, 1995 and January 31, 1996 of approximately 4% commencing on each date.

     On March 31, 1993 the Transport Workers Union (the "TWU"), which represents 175 flight dispatch employees, reached agreement with USAir on a contract which becomes amendable on September 1, 1996. The agreement provides for productivity improvements. These employees also participate in wage reductions, suspension of longevity/step increases and contributory managed care medical and dental programs because of their non-contract status when those measures were implemented for non-contract employees. The defined benefit plan for the flight dispatch employees was frozen on December 31, 1991 because of their non-contract status at that time.

     On July 29, 1993, USAir reached agreement with the TWU, which also represents approximately 60 USAir flight simulator engineers, on a new four-year contract which becomes amendable on August 1, 1997. The contract will result in savings of approximately $140,000 over the 12-month period commencing August 1, 1993, in the form of temporary salary reductions and suspension of longevi-ty/step increases. In addition, the flight simulator engineers agreed to participate in contributory managed care medical and dental programs which the Company expects will save approximately $50,000 annually. In addition, the defined benefit pension plan for these employees was frozen effective August 31, 1993, and will be replaced by a defined contribution pension plan beginning September 1, 1994.

     Taken together, the above measures provided for temporary wage reductions and suspension of longevity/step increases in wages that USAir estimates saved approximately $120 million during the period June 1992 through March 1994. These concessions provide for productivity improvements which are expected to save USAir approximately $55 million during the same period. If fully implemented, these productivity enhancements may save an additional $171 million annually. All employees affected by these changes have also agreed to participate in contributory managed care medical and dental program which are expected to save approximately $51 million annually. In exchange for the concessions agreed upon by its unionized employees, USAir included "no furlough" provisions in each of the new labor agreements with the ALPA, IAM, AFA and TWU, which prohibit USAir from furloughing employees hired on or before the effective date of the agreements during the term of each respective contract.

     USAir recorded a non-recurring charge of approximately $36.8 million in the fourth quarter of 1993 based on a projection of the repayment of the amount of the temporary wage and salary reductions discussed above in the event that the employees who sustained the pay cuts leave the employ of USAir. USAir will adjust this accounting charge in subsequent periods to reflect the change in the present value of the liability and changes in actuarial assumptions including, among other things, actual experience with the rate of attrition for these employees and whether such employees have received payments under the profit sharing program discussed in the next paragraph.

     In exchange for the pay reductions and pension freeze, affected employees will participate in a profit sharing program and have been, or will be, granted options to purchase USAir Group common stock. The profit sharing program is designed to recompense those employees whose pay has been reduced in an amount equal to
(i) two times salary foregone plus; (ii) one times salary foregone (subject to a minimum of $1,000) for the freeze of pension plans described above. Estimated savings of approximately $23 million attributable to the suspension of longevity/step increases will not be subject to repayment through the profit sharing program. For each year the profit sharing program is in effect, pre-tax profits, as defined in the program, of USAir Group would be distributed to participating employees as follows:

          25% of the first $100 million in pre-tax profits
          35% of the next $100 million in pre-tax profits
          40% of the pre-tax profits exceeding $200 million

This profit sharing program will be in effect until USAir employees are recompensed for salary and pension benefits forgone and is independent of the profit sharing plan which is an element of the new defined contribution pension plan for non-contract employees discussed above.

     Under the stock option program, employees whose pay has been reduced have received or will receive options to purchase 50 shares of USAir Group common stock at $15 per share for each $1,000 of salary reduction. The options were, or become, exercisable following the twelve-month period of the salary reduction program for each group of employees. Generally, participating employees have five years from the grant date to exercise such options. As of December 31, 1993, USAir Group had granted options to purchase approximately five million shares of common stock to USAir employees under the program. At December 31, 1993, the market value of a share of USAir Group common stock was $12.875.

     Certain unions are engaged in efforts to unionize USAir's customer service and reservations employees. The Railway Labor Act (the "RLA") governs, and the NMB has jurisdiction over, such campaigns. Under the RLA, the NMB could order an election among a class or craft of eligible employees if a union submitted an application to the NMB supported by the authorization cards from at least 35% of the applicable class or craft of employees. If the NMB ordered an election and a majority of the eligible employees voted for representation, USAir would be required to negotiate a collective bargaining agreement with the union that wins the election. On January 28, 1994, the IAM, United Steelworkers of America ("USWA") and International Brotherhood of Teamsters filed applications with the NMB requesting that an election be held among

USAir's fleet service employees, a class or craft of approximately 8,000 workers included among USAir's customer service employees.
On March 1, 1994, after determining that each of the three applicant unions had submitted the required number of authorization cards, the NMB declared an election among the fleet service agents. At this time, the NMB has not determined the dates for the mailing or tabulation of ballots, however, USAir expects this process will be completed by the end of the third quarter of 1994. USAir cannot predict the outcome of the election, nor can it predict, if a union is certified, when a collective bargaining agreement would be negotiated or what its terms would be. On March 21, 1994, the USWA filed an additional application with the NMB requesting an election among USAir's passenger service employees, a class or craft of approximately 10,000 workers included among USAir's customer service employees. The NMB is in the process of determining whether this application is supported by sufficient authorization cards to warrant an election. USAir cannot predict whether an election will be held among the passenger service class or craft and if an election were held, the outcome. Nor can it predict if a union is certified when a collective bargaining agreement would be negotiated or what its terms would be. If unions are certified to represent the fleet service employees and the passenger service employees, substantially all of USAir's non-management employees would be unionized. USAir also cannot predict whether any union might submit authorization cards to the NMB sufficient to obtain an election among any other class or craft of employees.

     Except as noted, the following table presents the status of USAir's labor agreements as of December 31, 1993:

                                          Approximate     Date
                                           Number of    Contract
Union           Class or Craft             Employees    Amendable
- -----           --------------             ----------   ---------
AFA   -  flight attendants                   8,600         1/97

ALPA  -  pilots                              5,400         5/96

IAM   -  mechanics and related employees     8,600        10/95

TWU   -  flight crew training instructors       50         1/93

TWU   -  flight simulator engineers             60         8/97

TWU   -  dispatch employees                    170         9/96


     As indicated under "Significant Impact of Low Fare, Low Cost Competition," in March 1994, USAir initiated discussions with the leadership of its unionized employees regarding wage reductions, improved productivity and other cost savings. If these discussions are successful, the terms of the above labor agreements will be renegotiated. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Low Cost, Low Fare Competition."

     See"-Commuter Airline Operations" for information regarding negotiations between Piedmont and ALPA.

Jet Fuel

     USAir and USAir Fuel have contracts with 25 different fuel suppliers to meet a large percentage of USAir's current jet fuel requirements. The contracts for these jet fuel purchases are generally for one-year terms and expire at various dates. The pricing provisions of these agreements may be based upon many factors including crude oil, heating oil or jet fuel market conditions. In some cases, USAir has the right to terminate the agreements if contract prices become unacceptable. As market conditions permit, USAir also may purchase a portion of its fuel on the spot market at day-to-day prices depending upon availability, price and purchasing strategy.

     The most important single factor affecting petroleum product prices, including the price of jet fuel, continues to be the actions of the OPEC countries in setting targets for the produc-tion, and pricing of crude oil. In addition, jet fuel prices are affected by the markets for heating oil, diesel fuel, automotive gasoline and natural gas. Seasonally, second and third quarter jet fuel prices are typically lower than during the first and fourth quarters as the demand for heating oil, which competes with jet fuel for refinery production, subsides and refiners switch to gasoline production which also increases the output of jet fuel.

     Due primarily to OPEC's unwillingness or inability to restrain crude oil production and recession-dampened demand for petroleum products by the industrialized nations, USAir benefitted during 1993 from a general downward trend in jet fuel prices. For 1993, USAir's jet fuel cost averaged approximately 58.4 cents per gallon (versus an average of 61 cents in 1992) with quarterly averages of 59.8, 59.5, 56.7, and 57.7 cents.

     USAir continues to adjust its jet fuel purchasing strategy to take advantage of the best available prices while attempting to ensure that supplies are secure. While USAir believes that jet fuel prices will remain relatively stable in 1994, all petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market condi-tions. Accordingly, the price and availability of jet fuel, as well as other petroleum products, continues to be unpredictable. In addition, USAir has entered into agreements to hedge the price of a portion of its jet fuel needs, which may have the net effect of increasing or decreasing USAir's fuel expense. See Note 1 to

Consolidated Financial Statements of USAir. In early August 1993, the Clinton Administration's budget package was enacted. The budget package included a 4.3 cent per gallon tax on transportation fuels beginning October 1, 1993. The airline industry is exempt from the tax until October 1, 1995. Imposition of the fuel tax will increase USAir's operating expenses. If the fuel tax had been in effect on January 1, 1993, USAir's fuel expense in 1993 would have increased by approximately $50 million.

     The following table sets forth statistics about USAir's jet fuel consumption and cost for each of the last three years:

              Gallons                     Average     Percentage
Calendar      Consumed     Total Cost     Cost Per   of Operating
  Year       (Millions)    (Millions)      Gallon    Expenses (1)
- --------     ----------    ----------     --------   ------------
  1993         1,161         $677.9         $0.58        10.2%
  1992         1,183         $720.6         $0.61        11.1%
  1991         1,168         $769.4         $0.66        12.2%

(1) Operating expenses have been adjusted to exclude non-recurring and special items.

Insurance

     The Company and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect them and their property. Principal coverage includes liability for bodily injury to or death of members of the public, including passengers; damage to property of the Company, its subsidiaries and others; loss of or damage to flight equipment, whether on the ground or in flight; fire and extended coverage; and workers' compensation and em-ployer's liability. Effective February 1, 1991, the Company reduced the hull insurance coverage on its narrowbody aircraft from replacement value to the higher of book value or the loss value required by applicable leases or other contractual provisions. Coverage for environmental liabilities is expressly excluded from the Company's insurance policies.

Industry Conditions

     The airline industry has historically been cyclical, in that demand for air transportation has tended to mirror general economic conditions. Although airline traffic and operating revenues generally benefitted from the economic growth that occurred through much of the 1980s, the Company and the industry have been adversely affected by the recent economic recession. Historically, the Company's airline operations have also been subject to seasonal variations in demand. First and fourth quarter results have often been adversely affected by winter weather and, with certain exceptions, reduced travel demand, while the second and third quarters generally have been characterized by more favorable weather conditions as well as higher levels of passenger travel. The restructuring of USAir's route system in recent years to emphasize its strengths in the northeastern U.S. and to capitalize in the first, second and fourth quarters on passenger traffic to Florida may result in changes in historic seasonality.

     Most of USAir's operations are in competitive markets. USAir and its commuter affiliates experience competition in varying degrees with other air carriers and with all forms of surface transportation. USAir competes with at least one major airline on most of its routes between major cities. Vigorous price competi-tion exists in the airline industry, and competitors have frequent-ly offered sharply reduced discount fares in many of these markets. Airlines use discount fares and other promotions to stimulate traffic during normally slack travel periods, to generate cash flow and to increase relative market share in selected markets.
Discount and promotional fares are often subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and refund penalties. USAir has often elected to match those discount or promotional fares. In 1993, Southwest Airlines, Inc. and Continental, two low cost carriers, entered several of USAir's markets in the eastern U.S. and commenced low fare service. Continental substantially expanded its low fare operations in the first quarter of 1994, and, in anticipation of that expansion, USAir substantially reduced its fares in many markets. See "Significant Impact of Low Fare, Low Cost Competi-tion" above and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Low Cost, Low Fare Competition." USAir expects that it will continue to face vigorous price competition. To the extent that low fares continue and their depressive effect on revenues is not offset by stimulation of additional traffic or by reduced costs, USAir's and the Company's earnings and liquidity will continue to be materially and adversely affected.

     Of the eleven airlines classified as "major" carriers by the DOT in January 1991, two have ceased operations, one is currently operating under Chapter 11 of the Bankruptcy Code and two filed for bankruptcy protection, reorganized and emerged from bankruptcy in 1993. Eastern, which declared bankruptcy in March 1989, ceased operations in January 1991. Pan American World Airways filed for Chapter 11 protection from creditors in January 1991 and ceased operations in December 1991. Continental, America West and Trans World Airlines ("TWA") filed for bankruptcy in December 1990, June 1991 and January 1992, respectively. Continental and TWA reorga-nized and emerged from bankruptcy in April 1993 and November 1993, respectively. America West is seeking to emerge from bankruptcy in 1994. In addition, Midway Airlines, a smaller carrier that had been a competitor of USAir at Philadelphia, declared bankruptcy in March 1991 and ceased operations in November 1991.

     Airlines operating under Chapter 11 often engage in discount pricing to generate the cash flow necessary for their survival. In addition, when these airlines emerge from bankruptcy they may have substantially reduced their debt and lease obligations and other operating costs, as was the case when Continental and TWA emerged. These reduced costs may permit the reorganized carriers to enter new markets and offer discount fares, which may be intended to generate cash flow, preserve and enhance market share and rehabili-tate the carriers' image in the marketplace. Since its reorganiza-tion, Continental has entered many of USAir's markets in the eastern U.S. and offered fares that were substantially lower than those that were previously available. See "Significant Impact of Low Fare, Low Cost Competition" above and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Low Cost Low Fare Competition." The availability of the assets of bankrupt carriers has enabled certain financially stronger participants in the market, including, to a lesser extent, USAir, to consolidate their position by purchasing routes, aircraft, takeoff and landing slots and other assets. While substantial capacity has been removed in certain domestic markets, these bankruptcies and failures illustrate the difficulties facing the airline industry today.

Regulation

     All domestic airlines, including USAir and its commuter affiliates, are subject to regulation by the FAA under the Federal Aviation Act of 1958, as amended. The Federal Aviation Administra-tion ("FAA") has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. To assure compli-ance with its operational standards, the FAA requires air carriers to obtain operations, airworthiness and other certificates, which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of aviation safety and security regulations.

     USAir has developed extensive maintenance programs which consist of a series of phased checks for each aircraft type. These checks are performed at specified intervals measured either by time flown or by the number of takeoffs and landings ("cycles") performed. They range from daily "walkaround" inspections, to more involved overnight maintenance checks, to exhaustive and time-consuming overhauls. The "Q Check", for example, requires more than 7,000 personnel-hours of work and includes stripping the airframe, extensively testing the airframe structure and a large number of parts and components, and reassembling the overhauled airframe with new or rebuilt components. Aircraft engines are subject to phased, or continuous, maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain parts and components of both airframes and engines are time or cycle controlled. Parts and other components are replaced or overhauled prior to the expiration of their time or cycle limits. The FAA approves all airline maintenance programs, including changes to the programs. In addition, the FAA licenses the mechanics who perform the inspections and repairs, as well as the inspectors who monitor the work.

     The FAA frequently issues airworthiness directives, often in response to specific incidents or reports by operators or manufac-turers, requiring operators of specified equipment to perform prescribed inspections, repairs or modifications within stated time periods or number of cycles.

     In response to several incidents involving older aircraft, the FAA, in cooperation with airframe manufacturers and operators, has developed mandatory programs requiring extensive testing, modifica-tions and repairs to certain models of older aircraft as a condition of their continuing in service beyond specified time periods or number of cycles. USAir is modifying its Boeing 727-200, Boeing 737-200 and Douglas DC-9-30 aircraft to comply with the first phase of the "aging aircraft" requirements, which requires that a series of structural modifications be performed. The second phase, announced in November 1990, involves intensified corrosion control and detection procedures. Many of USAir's aircraft will be brought into compliance well in advance of the FAA's time and cycle requirements, because the work is scheduled to be accomplished in conjunction with other maintenance.

     A continuing regulatory issue currently facing the airline industry involves air traffic delays and landing rights. While the volume of aircraft operations in domestic airspace has increased during recent years, the capacity of the national air traffic control system has not kept pace. This situation causes frequent and significant air traffic delays, especially at the nation's busiest airports. These delays have led the FAA to require monthly reporting by air carriers of on-time performance and have prompted various proposals for reform of the FAA, which oversees and regulates the air traffic control system.

     The National Commission to Ensure a Strong Competitive Airline Industry (the "Airline Commission") issued its report in August 1993. Among other things, the Airline Commission recommended that:
(1) the air traffic control system be modernized and the FAA air traffic control functions be performed by an independent federal corporation; (2) the federal regulatory burden be reduced; (3) the airlines be granted certain tax relief; and (4) the bankruptcy process be shortened. The Airline Commission also favored raising the statutory limit on foreign ownership of voting securities in U.S. airlines to 49 percent under certain circumstances. It further urged that the current international system of bilateral agreements be replaced with multilateral arrangements. In addition, the Airline Commission recommended that the DOT review the airlines' business, capital or financial plans with the assistance of a presidentially appointed advisory committee and, if an airline repeatedly failed to heed warnings or concerns of the DOT Secretary, the DOT could "exercise its existing authority," among other things, to revoke an airline's operating certificate.

     In January 1994, the Clinton Administration issued a report which described its program to implement certain of the Airline Commission's recommendations. Among other things, the Administra-tion stated that it supported the recommendation described above regarding the FAA, supported increasing to 49 percent the foreign ownership restrictions provided there are reciprocal opportunities for U.S. airlines and investors abroad, and opposed the recommenda-tions regarding tax relief and the appointment of the advisory committee discussed above. At this time, it is impossible to predict whether any of the Airline Commission's recommendations will be enacted and, if enacted, their effect on USAir. It is also difficult to anticipate whether the Congress will act in the near term on any of the proposals requiring legislation.

     The FAA, through its High Density Traffic Airport Rule, limits the number of flight operations at Washington National Airport, Chicago's O'Hare International Airport and New York City's John F. Kennedy International and LaGuardia Airports during specified time periods. Takeoff and landing rights ("slots") are assigned to airlines serving these high density airports. The FAA has promulgated regulations governing the allocation and use of slots that permit them to be traded, leased, purchased and sold. In addition, in 1992, the FAA amended its regulations governing the use of slots to require slotholders to increase their average monthly use of their slots. In 1993, the DOT began a comprehensive examination of the High Density Rule. As part of its study, the DOT will determine whether the operating limitations imposed by the rule can be eliminated or modified to better utilize available capacity at these airports. USAir holds a substantial number of slots at LaGuardia and National Airports, including those assigned a value when the Company acquired Piedmont Aviation. Any DOT action which would eliminate those slots or compel USAir to transfer those slots could have a material adverse effect on USAir's operations and financial position. Revision of the High Density Rule at National Airport, however, would require legisla-tion by the Congress. The DOT has indicated that it expects to complete its study by late 1994.

     The FAA also has authority to set noise standards for civil aircraft. Three noise level categories exist under FAA regula-tions. Stage 1 aircraft, which were designed before the first FAA noise regulations were promulgated in 1969, are no longer permitted to operate in the United States unless retrofitted to meet Stage 2 requirements. Stage 2 aircraft comply with regulations limiting noise emissions to specified levels. Aircraft designed after 1977 must meet the even more stringent noise limitations of Stage 3. At December 31, 1993, 260 aircraft, or 62% of USAir's operating fleet

(excluding 33 Fokker F28 aircraft exempt from the Stage 3 require-ments because their gross takeoff weights do not exceed 75,000 pounds), were Stage 3 aircraft. The Airport Noise and Capacity Act of 1990, with minor qualifications, prohibits operation of Stage 2 aircraft after 1999. Regulations promulgated by the FAA in 1991 require operators to modify or reduce the number of Stage 2 aircraft they operated during 1990 by 25% by the end of 1994, by 50% by the end of 1996, and by 75% by the end of 1998. Alterna-tively, an operator may elect to operate a fleet that is at least 55% Stage 3 by the end of 1994, 65% Stage 3 by the end of 1996 and 75% Stage 3 by the end of 1998. Modification costs will depend on the technology that is developed in response to the need, but these costs could be substantial for some aircraft types. See Note 4 to the Company's Consolidated Financial Statements. USAir intends to convert up to 64 of its Boeing 737-200 and 31 of its Douglas DC-9-30 aircraft from Stage 2 to Stage 3. In May 1993, USAir entered into agreements to purchase hushkits for a substantial portion of its Boeing 737-200 fleet. The installation of these hushkits will bring the aircraft into compliance with federally mandated Stage 3 noise level requirements. These agreements are in addition to a previously existing agreement to purchase hushkits for certain of USAir's DC-9-30 aircraft. Installation of the hushkits will be accomplished during 1994-1999.

     Certain airport operators have adopted local regulations which, among other things, impose curfews, restrict the number of aircraft operations and require aircraft to meet prescribed decibel limits. Local noise regulations affect USAir's scheduling flexibility by requiring that only certain aircraft be scheduled at certain airports and at specified times of the day.

     In compliance with FAA regulations, USAir has implemented a drug testing program that involves not only education and training, but also periodic drug testing of personnel performing safety and security-related work, including pilots, flight attendants, mechanics, instructors, dispatchers and security screeners, and drug testing of all newly hired employees regardless of job classification. The FAA's drug testing regulations are comprehen-sive and complex. They require, among other things, six categories of drug tests: pre-employment, probable cause, periodic, random, post-accident and return to duty. In addition, all USAir Express operators have drug testing programs in place that comply with the FAA's drug testing regulations. The DOT has recently promulgated rules requiring by January 1995 the periodic testing of airline employees in safety-related jobs for alcohol use. USAir cannot predict at this time the effect of these new rules.

     Several aspects of airlines' operations are subject to regulation or oversight by Federal agencies other than the FAA.
The DOT has jurisdiction over certain aviation matters such as international routes and fares, consumer protection and unfair competitive practices. The antitrust laws are enforced by the DOJ.

Labor relations in the air transportation industry are generally regulated under the RLA, which vests in the NMB certain regulatory powers with respect to disputes between airlines and labor unions that arise under collective bargaining agreements. USAir and other airlines certificated prior to October 24, 1978 are also subject to regulations issued by the Department of Labor which implement the statutory preferential hiring rights granted by the Airline Deregulation Act of 1978 to certain airline employees who have been furloughed or terminated (other than for cause).

     The Company must also comply with federal and state environ-mental laws and regulations and has developed formal policies and procedures designed to ensure its ongoing compliance. The Company expects that its operating expenses will increase in the future as a result of governmental rulemaking and more stringent enforcement of applicable existing environmental laws. The Company cannot predict the magnitude of those increased costs or when they may be incurred, but in order to conduct their operations, airlines, including USAir and the USAir Express carriers, release and discharge pollutants into the environment. For example, USAir and the other airlines operating at Pittsburgh are subject to a Pennsylvania consent decree to reduce the runoff of deicing fluid which has resulted in the construction of new deicing pads, the cost of which will be passed on to the airlines. In addition, the Clean Air Act, as amended, as it may be implemented by the various states, may require operational upgrades and tighter emissions controls not only on aircraft but also on ground equipment operated by airlines. The airlines' operations in certain states, for example, California, where air pollution is a serious problem, may be affected more significantly than in other states. Moreover, many airports were constructed before the enactment of various environmental laws. The cost of correcting environmental problems at these airports may be passed onto the airlines operating at these airports through increased rents and fees. See also the disclosure above regarding the FAA's regulations regarding noise standards for civil aircraft and noise regulation by other governmental authorities and Note 4(d) to the Company's Con-solidated Financial Statements for disclosure regarding capital commitments related to compliance with these FAA regulations.

British Airways Investment Agreement

     The following summary of certain terms of the Investment Agreement is subject to, and is qualified in its entirety by, the Investment Agreement and the exhibits thereto, which are exhibits to this report. On March 7, 1994, BA announced it would make no additional investments in the Company until the outcome of measures by the Company to reduce costs and improve its financial results is known. As of March 1, 1994, BA owned preferred stock in the Company constituting approximately 22% of the total voting interest in the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

     Terms of the Series F Preferred Stock On January 21, 1993, the Company sold, pursuant to the Investment Agreement, 30,000 shares of the Company's Series F Cumulative Convertible Senior Preferred Stock, without par value, ("Series F Preferred Stock") to BA for an aggregate purchase price of $300 million. The Series F Preferred Stock is convertible into shares of Common Stock at a conversion price of $19.41 and will have a liquidation preference of $10,000 per share plus an amount equal to accrued dividends.
See "Miscellaneous" for a discussion of an antidilution adjustment to the conversion price of the Series F Preferred Stock. The Series F Preferred Stock may be converted at the option of USAir Group at any time after January 21, 1998 if the average composite closing market price of Common Stock during any 30-day calendar period is at least 133% of the conversion price. The Series F Preferred Stock will be entitled to cumulative quarterly dividends of 7% per annum when and if declared and to share in certain other distributions. The Series F Preferred Stock must be redeemed by USAir Group on January 15, 2008. Each share of the Series F Preferred Stock will be entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible and will vote with the Common Stock and USAir Group's Series A Cumulative Convertible Preferred Stock, without par value ("Series A Preferred Stock"), and any other capital stock with general voting rights for the election of directors, as a single class. Subject to adjustment, 515.2886 shares of Common Stock are issuable on conversion per share of Series F Preferred Stock (determined by dividing the $10,000 liquidation preference per share of Series F Preferred Stock by the $19.41 conversion price), and 15,458,658 shares of Common Stock would be issuable on conversion of all Series F Preferred Stock. However, under the terms of any USAir Group preferred Stock that is or will be held by BA ("BA Preferred Stock"), conversion rights (and as a result voting rights) may not be exercised to the extent that doing so would result in a loss of USAir Group's or any of its subsidiaries' operating certificates and authorities under Foreign Ownership Restrictions, as defined under "Board Representation" below, and it is assumed for this purpose that Series F Preferred Stock will be fully converted before any other BA Preferred Stock. Under Foreign Ownership Restrictions, no more than 25% of the Company's voting interest may be held by persons other than U.S. citizens, including BA. With respect to dividend rights and rights on liquidation, dissolution and winding up, the Series F Preferred Stock ranks senior to USAir Group's $437.50 Series B Cumulative Convertible Preferred Stock, without par value, and Junior Participating Preferred Stock, Series D, no par value, and Common Stock, and pari passu with BA Preferred Stock and Series A Preferred Stock.

     Moreover, the Certificate of Designation for the Series F Preferred Stock provides that if on any one occasion on or prior to January 21, 1996, any court or regulatory authority issues a final order that any material part of the Investment Agreement is unenforceable (except pursuant to bankruptcy or like event), then the conversion price of Series F Preferred Stock shall be reduced
by 10.2564%.   In that event, if the then conversion price of the
Series F Preferred Stock were $19.41, it would be reduced to $17.42.

     On March 15, 1993, the DOT issued an order (the "DOT Order") finding, among other things, that "BA's initial investment of $300 million does not impair USAir's citizenship" under Foreign Ownership Restrictions as defined under "Board Representation" below. However, the DOT instituted a proceeding to consider whether USAir will remain a U.S. citizen if the transactions and acts contemplated by the Investment Agreement, including the transactions discussed under "Possible Additional BA Investments" and "Certain Governance Matters" below, are consummated. The DOT has suspended indefinitely the period for comments from interested parties to the proceeding pending its resolution of requests by other airlines for production of additional documents from USAir. The DOT Order states that the DOT expects and advises USAir Group and BA not to proceed with the Second Purchase and Final Purchase, as such terms are defined under "Possible Additional BA Invest-ments," until the DOT has completed its review of USAir's citizen-ship. In any event, on March 7, 1994, BA announced that it would make no additional investments in the Company until the outcome of measures by the Company to reduce its costs and improve its financial results is known. See "Significant Impact of Low Fare, Low Cost Competition" and "British Airways Announcement Regarding Additional Investments in the Company; Code Sharing" above. The Company cannot predict the outcome of the proceeding or if the transactions contemplated under the Investment Agreement, particu-larly those discussed under "Possible Additional BA Investments" and "Certain Governance Matters", will be consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of issues and consider-ations pertaining to globalization of the airline industry and "Miscellaneous" for information regarding BA's purchase of two additional series of preferred stock from USAir Group pursuant to its exercise of optional and preemptive purchase rights under the Investment Agreement and its decision not to exercise its optional purchase rights with respect to three additional series of preferred stock.

     Board Representation   USAir Group increased the size of its
Board of Directors by three on January 21, 1993 and the Board of Directors filled the newly created directorships with designees of BA. Under the terms of the Investment Agreement, USAir Group must use its best efforts to cause BA to be proportionally represented on the Board of Directors (on the basis of its voting interest), up to a maximum representation of 25% of the total number of autho-rized directors ("Entire Board"), assuming that such proportional representation is permitted by then applicable U.S. statutory and DOT regulatory or interpretative foreign ownership restrictions

("Foreign Ownership Restrictions"), until the later of the closing of the Second Purchase, as defined under "Possible Additional BA Investments" below, and the date on which BA may exercise under Foreign Ownership Restrictions the rights described under "Certain Governance Matters" below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Globalization" for a discussion of currently applicable Foreign Ownership Restrictions.

     U.S.-U.K. Routes Under the Investment Agreement, USAir Group agreed that as promptly as commercially practicable it would divest or, if divestiture were not possible, relinquish, all licenses, certificates and authorities for each of USAir's routes between the U.S. and the U.K. (the "U.K. Routes") at such time as BA and USAir implement the code-sharing arrangement contemplated by the Investment Agreement discussed below. USAir Group and BA have agreed that they should attempt to mitigate any negative impact on Company employees or communities served by the U.K. Routes and to share any losses suffered as a result of such divestiture or relinquishment with due regard to their respective interests. Accordingly, BA is operating and marketing certain routes formerly operated by USAir under a "wet lease." Under a "wet lease," an airline, in this case USAir, leases its aircraft and cockpit and cabin crews to another airline, in this case BA, for the purpose of operating certain routes or flights. The wet leases have an initial term of one year and may be extended by USAir Group and BA for a cumulative lease term not to exceed two years and eleven months. Rentals under the wet lease are based on USAir's costs.
BA will retain the cumulative profits received by it in respect of these routes on the basis of its fully diluted stock ownership in USAir Group and pay the balance of the profits to USAir Group annually. See "Code Sharing" below. If the contemplated profit sharing cannot be performed, BA will reimburse USAir Group for a portion of any losses suffered by USAir Group in the divesture or relinquishment of the U.K. Routes based on a formula set forth in the Investment Agreement. The route authorities which USAir was required to sell or relinquish were the Philadelphia-London and BWI-London route authorities purchased by USAir from TWA in April 1992 for $50 million, and its route authority between Charlotte and London. Assets related to the U.K. Routes were carried on USAir's books at approximately $47 million at December 31, 1993 and USAir expects to recover such amount in full pursuant to the provisions of the Investment Agreement described above.

     During March and April of 1993, USAir reached agreement with two air carriers to sell the Philadelphia-London and BWI-London route authorities, provided, among other conditions, governmental authorities permitted the transfer of these route authorities to other cities. In June 1993, the DOT denied applications for such transfers on the grounds that the U.S.-U.K. bilateral air services agreement does not permit such transfers. In July 1993, the DOT awarded the Philadelphia-London route authority to American. USAir ceased operating the BWI-London route authority on October 1, 1993 as a result of the implementation of the wet leasing and code sharing arrangements with BA. See "Code Sharing" below. In April 1993, USAir agreed to sell to the Metropolitan Nashville Airport Authority, Nashville, Tennessee for $5 million its operating authority between Charlotte and London Gatwick Airport. In December 1993, the DOT issued an order which disapproved USAir's proposed sale of this route to Nashville and awarded the BWI-London and Charlotte-London route authorities to American, which will transfer the U.S. gateway cities for these route authorities to Nashville and Raleigh/Durham, North Carolina. USAir ceased serving the Charlotte-London route on January 19, 1994 and implemented the code sharing and wet leasing arrangement with BA in that market on that date.

     Code Sharing   BA and USAir Group entered into a code share
agreement on January 21, 1993 (the "Code Share Agreement") pursuant to which certain USAir flights will carry the airline designator code of both BA and USAir. Code sharing is a common practice in the airline industry whereby one carrier sells the flights of another carrier (its code sharing partner) as if it provides those flights with its own equipment and personnel. These flights are intended by USAir Group and BA eventually to include all routes provided for under the bilateral air services agreement between the U.S. and the U.K. to the extent possible, consistent with commer-cial viability and technical feasibility.

     The DOT Order, among other things, granted USAir for one year a statement of authorization, and BA an exemption, for certain code sharing and wet leasing arrangements contemplated by the Investment Agreement (the "Initial Code Share Authority"). USAir believes that the one-year term of the Initial Code Share Authority was consistent with DOT policy and precedents with respect to other code sharing arrangements. As contemplated in the Initial Code Share Authority, USAir can code share with BA to approximately 38 airports in the U.S. beyond the BWI, Philadelphia and Pittsburgh gateways. Since the DOT Order was issued in March 1993, the DOT also granted USAir code sharing authorization for 26 additional U.S. airports and Mexico City through nine additional U.S. gateways, including Charlotte (the "Supplemental Code Share Authority"). Although the DOT granted the Supplemental Code Share Authority for periods shorter than one year in an effort to exert pressure on the U.K. to liberalize access to the U.K., particularly London's Heathrow Airport, in negotiations on a revised U.S.-U.K. bilateral air services agreement, the DOT eventually extended the Supplemental Code Share Authority to March 17, 1994, the same date the Initial Code Share Authority expired. As of March 1, 1994, USAir and BA had implemented the code sharing arrangements for 34 U.S. cities. On March 17, 1994, the DOT issued an order renewing for one year the code share authorization granted under the Initial Code Share Authority and Supplemental Code Share Authority. In January 1994, USAir and BA filed applications to code share to 65 additional U.S., and seven additional foreign, destinations via the same and several additional U.S. gateways. The DOT did not act on these applications in its March 17, 1994 order.

     The Company and BA are in the process of exploring the economies and synergies that may be possible as a result of the Code Share Agreement. The Company believes that (i) the code-share cities in the U.S. will receive greater access to international markets; (ii) it will have greater access to international traffic; and (iii) BA's and its customers will benefit from better on-line connections as well as coordinated check-in and baggage checking procedures. The Company believes that the code sharing arrange-ments will generate increased revenues; however, the magnitude of any increase cannot be estimated at this time. The DOT may continue to link further renewals of the code share authorization to the U.K.'s liberalization of U.S. air carrier access to the U.K.; however, the code sharing arrangements contemplated by the Code Share Agreement are expressly permitted under the bilateral air services agreement between the U.S. and U.K. Accordingly, USAir expects that the existing code share authorization will continue to be renewed; however, there can be no assurance that this will occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Globaliza-tion." USAir does not believe that the DOT's failure to renew further the authorization would result in a material adverse change in its financial condition; however, if the authorization is not renewed, consummation of the Second Purchase and the Final Purchase, as defined under "Possible Additional BA Investments" below, may be less likely. In any event, on March 7, 1994 BA announced that it would not make any additional investments in the Company until the outcome of measures by the Company to reduce costs and improve its financial results is known. As discussed under "Possible Additional BA Investments" below, USAir cannot predict whether or when the Second Purchase or the Final Purchase will be consummated in any event.

     Possible Additional BA Investments   On March 7, 1994 BA
announced that it would not make any additional investments in the Company until the outcome of measures by the Company to reduce costs and improve its financial results is known. Under the terms of the Investment Agreement, assuming the Series F Preferred Stock or any shares issued upon conversion thereof are outstanding and BA has not sold any shares of preferred stock issued to it by USAir Group or any common stock or other securities received upon conversion or exchange of the preferred stock, BA is entitled at its option to elect to purchase from USAir Group, on or prior to January 21, 1996, 50,000 shares of Series C Cumulative Convertible Senior Preferred Stock, without par value ("Series C Preferred Stock"), at a purchase price of $10,000 per share, to be paid by BA's surrender of the Series F Preferred Stock and a payment of $200 million (the "Second Purchase"), and, on or prior to Janu-ary 21, 1998, assuming that BA has purchased or is purchasing simultaneously Series C Preferred Stock, 25,000 (or more in certain circumstances) shares of Series E Cumulative Convertible Exchange-able Senior Preferred Stock, without par value ("Series E Preferred Stock"), at a purchase price of $10,000 per share (the "Final Purchase"). Series E Preferred Stock is exchangeable under certain circumstances at the option of USAir Group into certain USAir Group debt securities ("BA Notes"). If the DOT approves all the transactions and as contemplated by the Investment Agreement, at the election of either BA or USAir Group on or prior to January 21, 1998, BA's purchase of the Series C Preferred Stock (unless previously consummated) and BA's purchase of the Series E Preferred Stock would be consummated under certain circumstances. If BA has not elected to purchase the Series C Preferred Stock by January 21, 1996, then USAir Group may at its option redeem, in whole or in part, Series F Preferred Stock at the higher of market value or the price of $10,000 per share, plus accrued dividends. USAir cannot predict whether or when the Second Purchase and Final Purchase will be consummated.

     Terms of the Series C Preferred Stock and Series E Preferred
Stock   The Series C Preferred Stock and Series E Preferred Stock
are substantially similar to Series F Preferred Stock, except as follows. Series C Preferred Stock will be convertible into shares of Class B Common Stock or Non-Voting Class C Stock (as such terms are defined under "Terms of BA Common Stock" below) at an initial conversion price of approximately $19.79, subject to Foreign Ownership Restrictions. Each share of Series C Preferred Stock will be entitled to a number of votes equal to the number of share of Class B Common Stock into which it is convertible, subject to Foreign Ownership Restrictions. If shares of Series C Preferred Stock are transferred to a third party, they convert automatically at the seller's option into either shares of Common Stock or a like number of shares of Series G Cumulative Convertible Senior Preferred Stock. Series E Preferred Stock will be convertible into shares of Common Stock or Non-Voting Class ET Stock (as defined under "Terms of BA Common Stock" below) at an initial conversion price of approximately $21.74, subject to increase if the Series E Preferred Stock is originally issued on or after January 21, 1997, subject to Foreign Ownership Restrictions. Each share of Series E Preferred Stock will be entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible, subject to Foreign Ownership Restrictions.

     Terms of BA Common Stock To the extent permitted by Foreign Ownership Restrictions, an amendment to USAir Group's charter, which is to be filed with the Delaware Secretary of State immedi-ately prior to the Second Purchase, which BA has announced it will not complete under current circumstances, will create three new classes of common stock - Class B Common Stock, par value $1.00 per share ("Class B Common Stock"), Non-Voting Class C Common Stock, par value $1.00 per share ("Non-Voting Class C Stock"), and Non-Voting Class ET Common Stock, par value $1.00 per share ("Non-

Voting Class ET Common Stock," collectively with Class B Common Stock and Non-Voting Class C Common Stock, "BA Common Stock") all of which may be held only by BA or one of its wholly-owned subsidiaries. Except with respect to voting and conversion rights, the BA Common Stock will be substantially identical to the Common Stock. Shares of BA Common Stock will convert automatically to shares of Common Stock upon their transfer to a third party. Subject to Foreign Ownership Restrictions, Class B Common Stock will be entitled to one vote per share. After the effectiveness of the above charter amendment, to the extent permitted by Foreign Ownership Restrictions, Class B Common Stock will vote as a single class with Series C Preferred Stock on the election of one-fourth of the directors and the approval of the holders of Class B Common Stock and Series C Preferred Stock voting as a single class will be required for certain matters.

     Certain Governance Matters   Following the Second Purchase,
which BA has announced it will not complete under current circum-stances, and assuming these changes are permitted under Foreign Ownership Restrictions, the above charter amendment will fix the size of USAir Group's Board of Directors at 16, one-fourth of whom would be elected by BA. In addition, the vote of 80% of the USAir or USAir Group Boards of Directors will be required for approval of the following (with certain limited exceptions): (i) any agreement with the DOT regarding citizenship and fitness matters; (ii) any annual operating or capital budgets or financing plans; (iii) incurring capital expenditure not provided for in a budget approved by the vote of 80% of the board in excess of $10 million in the aggregate during any fiscal year; (iv) declaring and paying dividends on any capital stock of USAir Group or any of its subsidiaries (other than dividends paid only to USAir Group or any wholly-owned subsidiary of USAir Group and any dividends on preferred stock); (v) making investments in other entities not provided for in approved budgets in excess of $10 million in the aggregate during any fiscal year; (vi) incurring additional debt (other than certain debt specified in the Investment Agreement) not in an approved financing plan in excess of $450 million in the aggregate during any fiscal year; (vii) incurring off-balance sheet liabilities (e.g., operating leases) not in an approved financing plan in excess of $50 million in the aggregate during any fiscal year; (viii) appointment, compensation and dismissal of certain senior executives; (ix) acquisition, sale, transfer or relinquish-ment of route authorities or operating rights; (x) entering into material commercial or marketing agreements or joint ventures; (xi) issuance of capital stock (or debt or other securities convertible into or exchangeable for capital stock), other than (A) the stock options granted to employees in return for pay reductions under the USAir Group 1992 Stock Option Plan, as described under "Employees" above, (B) to USAir Group or any direct or indirect wholly owned subsidiary of USAir Group, (C) pursuant to the terms of USAir Group securities outstanding when a certain amendment to USAir Group's charter required in connection with consummation of the Second

Purchase becomes effective, or (D) pursuant to the terms of securities the issuance of which was previously approved by the vote of 80% of the board; (xii) acquisition of its own equity securities other than from USAir Group or its subsidiaries, or pursuant to sinking funds or an approved financing plan; and (xiii) establishment of a board of directors' committee with power to approve any of the foregoing. This supermajority vote requirement would allow any four directors, including those elected by BA, to withhold approval of the actions described above if they believe them to be contrary to the best interests of USAir. The super-majority vote would not be required with regard to the foregoing actions to the extent they involve the enforcement by USAir Group of its rights under the Investment Agreement.

     Following the Second Purchase, which BA has indicated it will not complete under current circumstances, to the extent permitted under Foreign Ownership Restrictions, USAir Group and BA will integrate certain of their respective business operations pursuant to certain "Integration Principles" included in the Investment Agreement. In addition, to the extent permitted by Foreign Ownership Restrictions or pursuant to specific DOT approval, an "Integration Committee," headed by the chief executive officers of USAir Group and BA and by an Executive Vice President-Integration of USAir Group, would oversee the integration subject to the ultimate discretion of USAir Group's board of directors. As of the Final Purchase, which BA has indicated it will not complete under current circumstances, to the extent permitted by Foreign Ownership Restrictions, the Investment Agreement provides for the establish-ment of a committee ("Appointments Committee") of the board of directors of USAir Group, composed of USAir Group's chief executive officer, BA's chief executive officer and another director serving on both USAir Group's and BA's board of directors, to handle all employment matters relating to managers at the level of vice president and above, except for certain senior executives.

     BA's governance rights after the Second Purchase and the Final Purchase, which BA has indicated it will not complete under current circumstances, are subject to reduction if BA reduces its holding in USAir Group under the following circumstances. If BA sells or transfers, in one or more transactions, BA Preferred Stock, Common Stock or BA Common Stock (collectively, Common Stock and BA Common Stock are hereinafter referred to as "Non-Preferred Stock") issued directly or indirectly upon the conversion thereof such that the aggregate purchase price of the BA Preferred Stock, BA Notes, Non-Preferred Stock or other equity securities of USAir Group held by BA and its directly or indirectly wholly owned subsidiaries following such sale or transfer (the "BA Holding") is less than both two-thirds of the aggregate purchase price of all BA Preferred Stock, BA Notes, Non-Preferred Stock or other equity securities of USAir Group acquired by BA and its subsidiaries following Janu-ary 21, 1993 and $750 million (or $500 million if the Final Purchase has not occurred), then (i) the number of directors elected by the Class B Common Stock and the Series C Preferred Stock, voting together as a single class, will be limited to two;
(ii) the directors elected by the Common Stock, Series A Preferred Stock, Series E Preferred Stock, Series T Preferred Stock, as defined under "Miscellaneous" below, and other capital stock with voting rights will no longer be required to include two directors selected from among the outside directors on the board of directors of BA; (iii) special class voting rights applicable to the Class B Common Stock and Series C Preferred Stock will no longer apply and;
(iv) BA will no longer participate in the Appointments Committee. In addition, if the BA Holding becomes less than both one-third of the aggregate purchase price of all BA Preferred Stock, BA Notes, Non-Preferred Stock or other equity securities of USAir Group acquired by BA and its subsidiaries following January 21, 1993 and $375 million (or $250 million if the Final Purchase has not occurred), then the number of directors elected by the Class B Common Stock and the Series C Preferred Stock, voting together as a single class, will be reduced to one. If the BA Holding becomes less than $100 million, then the Class B Common Stock and the Series C Preferred Stock will no longer vote together as a single class with respect to the election of any directors of USAir Group, but will vote together with the Common Stock, the Series A Preferred Stock and any other class or series of capital stock with voting rights with respect to the election of directors of USAir Group.

     Miscellaneous   Under the terms of the Investment Agreement,
BA has the right to maintain its proportionate ownership (based on the assumed consummation of the Second Purchase and the Final Purchase) of USAir Group's securities under certain circumstances by purchasing shares of certain series of Series T Cumulative Convertible Exchangeable Senior Preferred Stock, without par value ("Series T Preferred Stock"), Common Stock or BA Common Stock. Pursuant to these provisions, on June 10, 1993, BA purchased (i)
152.1 shares of Series T-1 Preferred Stock for approximately $1.5 million as a result of certain issuances during the period
January 21 through March 31, 1993 of Common Stock in connection with the exercise of certain employee stock options and to certain defined contribution retirement plans; and (ii) 9,919.8 shares of Series T-2 Preferred Stock for approximately $99.2 million as a result of USAir Group's issuance on May 4, 1993 of 11,500,000 shares of Common Stock for net proceeds of approximately $231 million pursuant to a public underwritten offering. Because BA partially exercised its preemptive right in connection with the Common Stock offering and the offering price was below a certain level, the conversion price of the Series F Preferred Stock was antidilutively adjusted on June 10, 1993 from $19.50 to $19.41 per share. As a result, the Series F Preferred stock is convertible into 15,458,658 shares of Common Stock or Non-Voting Class ET Common Stock. On March 7, 1994, BA advised the Company that it would not exercise its optional purchase rights under the Invest-ment Agreement to buy three additional series of Series T Preferred

Stock triggered by issuances of common stock of the Company pursuant to certain Company benefit plans during the second, third and fourth quarters of 1993.

     The Investment Agreement also imposes certain restrictions on BA's right to acquire additional voting securities, participate in solicitations with respect to USAir Group securities or otherwise propose or discuss extraordinary transactions concerning USAir Group. In addition, the Investment Agreement restricts BA's right to transfer certain securities and requires that prior to transfer-ring such securities, BA must, in most cases, first offer to sell the securities to USAir Group. BA has certain rights to require USAir Group to register for sale USAir Group securities sold to it pursuant to the Investment Agreement.

     USAir Group believes that the investments made by BA, the code sharing arrangements and consummation of the other transactions contemplated by the Investment Agreement have enabled and would further enable it to compete more effectively by (i) increasing USAir Group's equity capital and strengthening its balance sheet;
(ii) improving its liquidity and access to capital markets; (iii) providing financial resources to help it withstand adverse economic conditions and fare competition; (iv) providing financial resources for the purchase of strategic assets which may be on the market from time to time; and (v) giving USAir greater access to interna-tional traffic. However, BA has announced that while it will continue to code share with USAir, it will not make additional investments in the Company under current circumstances. It is unclear whether or when any additional investments by BA will occur.

Item 2.   PROPERTIES

Flight Equipment

     At December 31, 1993, USAir operated the following jet aircraft:

                 Passenger  Avg. Age    Owned    Leased
     Type         Capacity   (Years)     (1)       (2)      Total
     ----        ---------  --------    -----    ------     -----
Boeing 767-200ER
 (3)                210        4.9         4         6        10
Boeing 757-200      186        5.5        11        11        22
Boeing 727-200      151       15.0         -         8         8
Boeing 737-400      146        4.1        19        35        54
McDonnell Douglas
  MD-80             141       11.9        15        16        31
Boeing 737-300      128        7.0        25        76       101
Boeing 737-200      110       14.4        61        20        81
Douglas DC-9-30     103       20.9        59        14        73
Fokker 100           98        3.1        36         4        40
Fokker F28-4000      68       10.0         4        17        21
                              ----       ---       ---       ---
                              10.4       234       207       441
                              ====       ===       ===       ===

(1) Of the owned aircraft, 119 were collateral for various secured financing obligations aggregating $2.0 billion at December 31, 1993, 31 were collateral under USAir Group's Credit Agreement (see Item 8A, Notes to the Consolidated Financial Statements of USAir Group).
(2)  The terms of the leases expire between 1994 and 2015.
(3) The above table excludes one owned and one leased Boeing 767-200ER which USAir leased to BA under a wet lease arrangement at December 31, 1993. See "British Airways Investment Agreement - U.S.-U.K. Routes."

     At December 31, 1993, USAir Group's three commuter airline subsidiaries operated the following propeller-driven aircraft:

                 Passenger  Avg. Age    Owned     Leased
     Type         Capacity   (Years)     (1)        (2)     Total
     ----        ---------  --------    -----     ------    -----
deHavilland Dash 7   50       12.7         2         3         5
deHavilland Dash 8   37        5.1        33        31        64
Shorts SD3-60        36        8.8         5        12        17
Embraer Model
  120 Brasilia       28        6.5         -         7         7
  120 Brasilia       30        3.8         -         2         2
Beechcraft B1900     19        8.5         9         -         9
British Aerospace
  Jetstream 31       19        6.5         5        21        26
                              ----       ---       ---       ---
                               6.4        54        76       130
                              ====       ===       ===       ===

(1) Of the owned aircraft, four were collateral for various secured financing obligations aggregating $3.6 million at December 31, 1993, 35 were collateral under USAir Group's Credit Agreement (see Item 8A, Notes to the Consolidated Financial Statements of USAir Group), 14 were owned by USAir Leasing and Services, and 17 were owned by USAir.
(2)  The terms of the leases expire between 1994 and 2010.

     USAir is party to purchase agreements that provide for the future acquisition of new jet aircraft. See Note 4(d) to the Company's Consolidated Financial Statements for outstanding commitments and options for the purchase of flight equipment. The Company's subsidiary airlines maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

     USAir owns one and leases 17 BAe 146-200 aircraft, leases 8 Boeing 727-200 and owns 12 Fokker F28-1000 aircraft that were parked in storage facilities and not operating at December 31, 1993. In addition, certain of the Company's subsidiaries lease five owned F-28-1000 aircraft to outside parties.

     USAir is a participant in the Civil Reserve Air Fleet ("CRAF"), a voluntary program administered by the Air Mobility Command ("MAC"). USAir's commitment under CRAF is to provide two Boeing 767 aircraft in support of military operations, probably for aeromedical missions, as specified by MAC. To date, MAC has not requested USAir to activate any of its aircraft under CRAF.

Ground Facilities

     USAir leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Washington National Airport; its principal operating, overhaul and maintenance bases at the Pittsburgh and Charlotte/Douglas International Airports; major training facilities in Pittsburgh and Charlotte; central reservations offices in several cities; and line maintenance bases and local ticket, cargo and administrative offices throughout its system. USAir owns property in Fairfax, Virginia, a training facility in Winston-Salem, North Carolina, a reservations and training facility in San Diego, California, and a reservations facility in Orlando, Florida. Allegheny owns its principal ground facilities in Middletown, Pennsylvania. Jetstream leases its principal ground facilities in Dayton, Ohio. Piedmont leases its principal ground facilities in Salisbury, Maryland, Norfolk, Virginia and Jacksonville, Florida.

     The Company's airline subsidiaries utilize public airports for their flight operations under lease arrangements with the govern-ment entities that own or control these airports. Airport authorities frequently require airlines to execute long-term leases to assist in obtaining financing for terminal and facility
construction.   Future requirements for new or improved airport
facilities and passenger terminals will require additional expenditures and long-term commitments. Several significant projects which affect large airports on USAir's route system are discussed below.

     The new terminal at Pittsburgh International Airport commenced operation in October 1992. The construction cost of the new terminal was approximately $800 million, a substantial portion of which was financed through the issuance of airport revenue bonds. As the principal tenant of the new facility, USAir will pay a portion of the cost of the new terminal through rents and other charges pursuant to a use agreement which expires in 2018. While USAir's terminal rental expense at Pittsburgh increased from approximately $14 million annually prior to relocation to the new facility, to approximately $49 million annually in 1993, the new facility has provided additional gate capacity for USAir and has enhanced the efficiency and quality of its hub services at Pittsburgh. In addition to the annual terminal rental expense, USAir is recognizing approximately $18 million annual rental expense for property and equipment typically owned by USAir at other airports. The annual terminal rental expense is subject to adjustment, depending on the actual airport operating costs, among other factors. These additional rents are reflected in Note 4(b), "Lease Commitments", to the Company's and USAir's respective Consolidated Financial Statements.

     The East End Terminal at New York LaGuardia Airport, which cost approximately $177 million to construct, opened in the third quarter of 1992. USAir, USAir Express and the USAir Shuttle operations at LaGuardia are conducted from this new terminal and the adjoining USAir Shuttle terminal. The East End Terminal has 12 jet gates. USAir will recognize approximately $31.6 million in annual rental expense for the new terminal and is responsible for all maintenance and operating costs.

     In 1993, USAir and the City of Philadelphia reached an agreement to proceed with certain capital improvements at Philadel-phia International Airport, where USAir has its third largest hub. The improvements include between $60 million and $90 million in various terminal renovations and a new $214 million commuter airline runway expansion project, exclusive of financing costs. Depending on the timing of certain federal environmental reviews, USAir expects construction will begin some time in 1994 or 1995 and will be completed in 1996 or 1997.

     The Washington National Airport Authority, which operates Washington National Airport ("National"), is currently undertaking a $930 million capital development project at National, which includes construction of a new terminal currently expected to commence operation in the fourth quarter of 1996. Based on current projections, the Company estimates that its annual operating expenses at Washington National Airport will increase by approxi-mately $15-$20 million.

     During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are collected by the airlines from their passengers, are limited to $3.00 per enplanement, and to no more than $12.00 per round trip. The legislation provides that the airlines will be reimbursed for the cost of collecting these charges and remitting the funds to the airport authorities. To date, approximately 200 airports, including airports at Boston, Baltimore, Washington, Newark, New York City, Philadelphia, Orlando and Tampa (which are major markets served by USAir), have imposed or are seeking approval to impose PFCs. These airports will receive more than $1 billion annually in PFCs. By the end of 1993, most major airports had imposed, or announced their intent to impose, PFCs. As a result of downward competitive pressure on fares, USAir and other airlines have been unable in many instances to pass on the cost of the PFCs to passengers through fare increases.

     With respect to the magnitude of airport rent and landing and other user fees generally, federal law prohibits States and their subdivisions from collecting these fees, other than reasonable rental charges, landing fees and other service charges, from aircraft operators for the use of airport facilities. In the absence of guidance from the FAA and the DOT, which are charged with enforcing such laws, regarding the "reasonableness" of fees charged at certain airports, controversies have arisen in recent years concerning the allocation of airport costs among the airlines, general aviation and concessionaires operating at the airport. Until these agencies act, governmental authorities will continue to assess fees in excess of what the airlines believe is reasonable at certain airports.

     In addition, during 1993, the controversy surrounding the diversion by airport and other governmental authorities of airport revenues continued to grow. Airport revenues typically consist primarily of rents and landing and other user fees paid by the airlines operating at the airport. Under federal law, federal transportation funds could be denied to certain airports that engage in diversion of these revenues. During 1993, a number of airlines operating at Los Angeles International Airport ("LAX") withheld a portion of the fees assessed by LAX on the grounds that airport revenues were being diverted to the City of Los Angeles. The LAX airport authority threatened to prohibit certain airlines, including USAir, from operating at LAX until the fees were paid. Although, following litigation, the airlines eventually paid the fees at LAX, the Company expects that the temptation to divert airport revenues will continue at certain airports because of increasing governmental budgets and a reluctance to increase taxes and other sources of revenue.

Item 3.  LEGAL PROCEEDINGS

     USAir has been named as party to, or may be affected by, legal proceedings brought by owners and residents of property located in the vicinity of certain commercial airports. The plaintiffs generally seek to enjoin certain aircraft operations at such airports or to obtain awards of damages on the defendant airport operators and air carriers as a result of alleged aircraft noise or air pollution. The relative rights and liabilities among property owners, airport operators, air carriers and Federal, state and local governments are unclear. Any liability imposed on airport operators or air carriers, or the granting of any injunctive relief against them, could result in higher costs to air carriers, including the Company's airline subsidiaries.

     The Equal Employment Opportunity Commission and various state and local fair employment practices agencies are investigating charges by certain job applicants, employees and former employees of the Company's subsidiaries involving allegations of employment discrimination in violation of Federal and state laws. The plaintiffs in these cases generally seek declaratory and injunctive relief and monetary damages, including back pay. In some instances they also seek classification adjustment and punitive damages.

     The above proceedings are in various stages of litigation and investigation, and the outcome of these proceedings is difficult to predict. In the Company's opinion, however, the disposition of these matters is not likely to have a material adverse effect on its financial condition.

     In 1989 and 1990, a number of U.S. air carriers, including USAir received two Civil Investigative Demands ("CIDs") from the DOJ (a CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action) related to investigations of price fixing in the domestic airline industry. The Attorney General of the State of Florida has also issued CIDs to USAir and other airlines concerning the same subject matter.

     The investigations by the DOJ culminated in the filing of a lawsuit against Airline Tariff Publishing Company ("ATPCo") and eight major air carriers, including USAir, alleging that the defendants had agreed to fix prices in violation of Section 1 of the Sherman Act through the methods used to disseminate fare data to ATPCo, an airline-owned fare publishing service. To avoid the costs associated with protracted litigation and an uncertain outcome, USAir and another carrier decided to settle the lawsuit by entering into a consent decree to modify their fare-filing practices in certain respects and to implement compliance programs that would include education of employees regarding the carrier's responsibilities under the consent decree. Accordingly, the consent decree and the U.S. Government's complaint were filed contemporaneously in the U.S. District Court for the District of Columbia in December 1992. Due to certain legal requirements associated with the settlement of government antitrust suits, the consent decree could not be entered until a notice and comment period had expired. On November 1, 1993, after it had reviewed the comments, the Court entered the consent decree. USAir does not believe that the fare-filing practices reflected in the consent decree will have a material adverse effect on its financial condition or on its ability to compete. In March 1994, the remaining six air carrier defendants agreed to the entry of a separate consent decree to settle the lawsuit. This consent decree cannot be entered by the Court until a notice and comment period has expired. When that consent decree is entered, USAir can petition the Court to have its consent decree amended to conform with the other settlement and the Court will enter an amended consent decree.

     On March 19, 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit. The class action suit, which was filed in July 1990, alleged that the airlines used ATPCo to signal and communicate carrier pricing intentions and otherwise limit price competition for travel to and from numerous hub airports. Under the terms of the settlement, the six air carriers will pay $45 million in cash and issue $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines. USAir's share of the cash portion of the settlement, $5 million, was recorded in results of operations for the second quarter of 1992. The certificates provide a dollar-for-dollar discount against the cost of a ticket generally of up to a maximum of 10% per ticket, depending on the cost of the ticket. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow.
However, due to the interchangeability of the certificates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates, and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on further passenger revenue and cash flows. USAir has employed the incremental cost method to estimate a range of costs attributable to the exercise of the certificates, based on the assumption that the estimated maximum number of certificates to be redeemed for travel on USAir will be related to USAir's market share relative to the total market share of the six carriers involved in the settlement. USAir's estimated percentage of such market share is less than 9%. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, liability insurance, and denied boarding compensation expenses expected to be incurred on a per passenger basis. USAir has estimated that its incremental cost will not be material based on the equivalent free trips associated with the settlement.

     The Attorney General of the State of Florida and the Attorneys General of several other states are investigating whether several major airlines, including USAir, have engaged in price fixing and other unlawful restraints of trade. Certain of these Attorneys General have issued document requests to USAir and several other airlines requiring them to provide certain information and documents. At this time, USAir cannot predict the manner in which these investigations will be resolved and if the resolution will have an adverse effect on USAir's results of operations or financial position.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                             PART II



Item 5A.  MARKET FOR USAir Group's COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Stock Exchange Listings

     The common stock of the Company is traded on the New York Stock Exchange (Symbol U). On February 28, 1994, there were approximately 59,265,000 shares (exclusive of approximately 1,815,000 shares held in treasury) of common stock of the Company outstanding. The stock was held by 35,763 stockholders of record. The holders reside throughout the United States and abroad.


Market Prices of Common Stock

     Presented below are the high and low sale prices of the common stock of the Company as reported on the New York Stock Exchange
Composite Tape during 1993 and 1992:

         Period                   High              Low
         ------                   ----              ---
          1993
     First Quarter               20 1/4            12 7/8
     Second Quarter              24 3/4            15 3/8
     Third Quarter               17 1/2            11 1/8
     Fourth Quarter              15                12 3/8

          1992
     First Quarter               18 1/4            11 5/8
     Second Quarter              17 7/8            10 1/2
     Third Quarter               14 1/2            12
     Fourth Quarter              13 3/4            10 7/8

     Holders of the common stock are entitled to receive such dividends as may be lawfully declared by the Board of Directors of the Company. A common stock dividend of $.03 per share was paid in every quarter from the second quarter of 1980 through the second quarter of 1990. In September 1990, however, the Board of Directors suspended the payment of dividends on common stock for an indefinite period.

Item 5B.  MARKET FOR USAir's COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     There is no established public trading market for USAir's common stock, which is all owned by USAir Group. No dividends were paid in 1992 or 1993.

Item 6.  SELECTED FINANCIAL DATA

Selected financial data for USAir Group is presented below:
                                       1993          1992          1991          1990          1989
                                       ____          ____          ____          ____          ____

                                     (in millions except per share amounts)
Consolidated Statement of Operations
Operating Revenues                      $ 7,083      $ 6,686      $ 6,514      $ 6,559      $ 6,251
Operating Expenses                      $ 7,159      $ 7,017      $ 6,682      $ 7,052      $ 6,224
Operating Income (Loss)                 $   (75)     $  (331)     $  (168)     $  (493)     $    27
Loss Before Accounting Changes          $  (349)     $  (601)     $  (305)     $  (454)     $   (63)
Accounting Changes (1)                      (44)        (628)           -            -            -
                                        ________     ________     ________     ________     ________

Net Loss                                $  (393)     $(1,229)     $  (305)     $  (454)     $   (63)

Net Loss Applicable to Common
   Stockholders                         $  (467)     $(1,281)     $  (350)     $  (488)     $   (76)

Loss Per Share:
   Before Accounting Changes            $ (7.68)     $(13.88)     $ (7.62)     $(10.89)     $ (1.73)
   Effect of Accounting Changes           (0.80)      (13.35)           -            -            -
                                        ________     ________     ________     ________     ________

   Loss Per Share                       $ (8.48)     $(27.23)     $ (7.62)     $(10.89)     $ (1.73)

Dividends Per Common Share              $     -      $     -      $     -      $  0.06      $  0.15

Consolidated Balance Sheet
Total Assets                            $ 6,878      $ 6,595      $ 6,454      $ 6,574      $ 6,069
Long-Term Obligations and Redeemable
   Preferred Stock (2)                  $ 4,198      $ 3,714      $ 2,577      $ 2,743      $ 1,901
Series B Preferred Stock                $   213      $   213      $   213      $     -      $     -
Common Stockholders' Equity (Deficit)   $  (426)     $  (169)     $ 1,105      $ 1,434      $ 1,893
                                        ________     ________     _______      _______      _______
Total Stockholders' Equity (Deficit)    $  (213)     $    44      $ 1,318      $ 1,434      $ 1,893

Shares of Common Stock Outstanding         59.2         47.2         46.6         45.5         44.2
Book Value Per Share (3)                $ (7.19)     $ (3.58)     $ 23.69      $ 31.50      $ 42.86

(1)  Cumulative effect of change in method of accounting for postemployment benefits in 1993 and postretirement benefits other than pensions (net of income tax benefit of $117,571) in 1992.
     See Note 11 of the USAir Group Consolidated Financial Statements for more information.

(2)  Long-term obligations include long-term debt, capital leases and postretirement benefits other than pensions, non-current.

(3)  Based on Common Stockholders' Equity.

Note: Numbers may not add or calculate due to rounding.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDI-
          TION AND RESULTS OF OPERATIONS




     Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the Consoli-dated Financial Statements of USAir Group, Inc. ("USAir Group" or the "Company") presented in Item 8A. Consolidated Financial Statements for USAir, Inc. ("USAir"), the Company's principal subsidiary, are presented in Item 8B. USAir's operating revenue accounted for more than 93% of the Company's operating revenue in each of the last three years. USAir Group also owns three commuter airline subsidiaries, which accounted for more than 5% of the Company's operating revenue in each of the last three years. Therefore, the following discussion and analysis of results of operations relates principally to the operations of USAir and to the airline industry.

     The following general factors are among those that influence
USAir's financial results and its future prospects:

     1.  General economic conditions and industry capacity.
     2. A decline in the proportion of passengers paying higher yield "business fares" to passengers paying lower yield fares.
     3. The emergence and growth of low cost, low fare airlines and USAir's high cost structure.
     4. The trend toward globalization in the airline industry and related regulatory limitations.

     These and other factors are discussed in the following sections.

          General Economic Conditions and Industry Capacity

     Historically, demand for air transportation has tended to mirror general economic conditions. Economic conditions in the United States and fare competition in the domestic airline industry continued to be major factors affecting the financial condition of USAir and the airline industry in 1993. In recent years, the change in industry capacity has failed to mirror the reduction in demand for domestic air transportation due primarily to continued delivery of new aircraft and, secondarily, to the operation of certain major U.S. carriers under the protection of Chapter 11 of the Bankruptcy Code for extended periods. While industry capacity has leveled off and the general economy has shown signs of improvement, the Company expects that the airline industry will remain extremely competitive for the foreseeable future. See the discussion of low cost, low fare airlines below.

     During the recent economic recession, some observers of the travel industry speculated that the business traveler became less reliant on air transportation as teleconferencing, telecopying and other technological developments gained wider acceptance. In addition, some observers have speculated that corporate restructur-ing and furloughs in the U.S. have reduced the number of business travelers and that the leisure traveler has become conditioned to waiting for promotional fares before making travel plans. The Company is unable to determine whether these structural changes have occurred in the air transportation market or if these changes have occurred, how long-lived these trends will be. However, the Company believes that for the foreseeable future the demand for higher yield "business fares" will remain essentially flat and relatively inelastic while the lower yield "leisure" market will continue to grow with the general economy. This trend could make it more difficult for the domestic airlines, including USAir, to sustain meaningful yield increases in the future.

     Financial circumstances have compelled certain bankrupt or financially weakened carriers to sell assets, including foreign routes, gates and take-off and landing slots at capacity con-strained airports. Proceeds from asset sales provide cash infusions to weaker carriers, but also augment the route systems and market presence of the stronger carriers. Although USAir has completed route and other asset purchases from a number of weaker carriers, the purchases illustrate a trend of consolidation of strategic assets and financial strength within the industry which appears to benefit the three largest U.S. carriers in the long-term. In the short-term, however, these carriers have suffered from the cost of integrating these assets into their systems and from the incremental capacity which has been exacerbated by declines in passenger travel and fare wars. As a result, these carriers have taken or announced actions including reduction in workforce and salary and other employee benefits, concessions from unionized employees, deferral of new aircraft deliveries, early retirement of inefficient aircraft types, and termination of unprofitable service. USAir implemented similar measures during 1990-1993, including a workforce reduction of 2,500 full-time positions between November 1993 and the first quarter of 1994, which, along with other measures, is expected to save the Company approximately $200 million in 1994. USAir will pursue additional measures in 1994 to reduce further its operating costs. See Item
1. "Business - Significant Impact of Low Cost, Low Fare Competi-tion" and "-British Airways Announcement Regarding Additional Investment in the Company; Code Sharing."

     In 1993, USAir reached an agreement with the Boeing Company ("Boeing") to, among other things, exercise options to purchase additional B757-200 aircraft on an accelerated basis and to cancel and reschedule the delivery of certain Boeing 737 aircraft on order into the future. This agreement reduced USAir's capital expendi tures by more than $880 million between 1993 and 1996. USAir is currently in negotiations with Boeing regarding, among other things, the current schedule of new aircraft deliveries.

     Each major airline has developed a frequent traveler program that offers its passengers incentives to maximize travel on that particular carrier. Participants in such programs typically earn "mileage credits" for every trip they fly that can be redeemed for airline travel or, in some cases, for other benefits. Under USAir's Frequent Traveler Program ("FTP"), participants receive mileage credits equal to the greater of actual miles flown or 750 miles for each paid flight on USAir or USAir Express, or actual miles flown on one of USAir's FTP airline partners. Participants flying on first or business class tickets receive additional credits. Participants may also earn mileage credits by staying at participating hotels or by renting cars from participating car rental companies within 24 hours of a flight.

     Mileage credits can be redeemed for certificates for various travel awards, including fare discounts, first class upgrades and tickets on USAir or other airlines participating in USAir's FTP. Certain awards also include hotel and car rental awards. Award certificates may not be brokered, bartered or sold, and have no cash value. USAir and its airline partners limit the number of seats allocated per flight for award recipients. The number of seats varies depending upon flight, day, season and destination. Award travel is not permitted on blackout dates, which generally correspond to certain holiday periods in the United States or peak travel dates to foreign destinations. Hotel awards are valid at participating hotels and are subject to room availability, which is limited. Car rental awards are valid only at participating locations. The number of cars available for award usage is limited, and no cars are available for award usage on blackout dates. USAir reserves the right to terminate the FTP or portions of the program at any time, and the FTP's official rules, partners, special offers, blackout dates, awards and mileage levels are subject to change with or without prior notice.

     USAir accounts for its FTP under the incremental cost method, whereby travel awards are valued at the incremental cost of carrying one additional passenger. Such costs are accrued when FTP participants accumulate sufficient miles to be entitled to claim award certificates. No value is assigned to airline, hotel or car rental award certificates that are to be honored by other parties. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, liability insurance and denied boarding compensation expenses expected to be incurred on a per passenger basis. No profit or overhead margin is included in the accrual for incremental costs.

     FTP participants had accumulated mileage credits for approxi-mately 3,896,000 awards (at the 20,000 mile level required for a free domestic flight on USAir) at December 31, 1993, compared with 3,199,000 awards at December 31, 1992. However, because USAir expects that some award certificates will be redeemed by other airlines participating in USAir's FTP, that some certificates will expire, and that some accumulated mileage credits will never be applied towards award certificates, the calculations of the accrued liability for incremental costs at December 31, 1993 and 1992 were based on approximately 88% and 86%, respectively, of the accumulat-ed credits. Mileage for FTP participants who have accumulated less than the minimum number of mileage credits necessary to claim an award is excluded from the calculation of the accrual. Most participants belong to more than one frequent traveler program and it is not possible to project when or if participants will accrue additional mileage credits required to earn an award. Incremental changes in the liability resulting from additional mileage credits are recorded as part of the regular review process. Effective January 1, 1995, USAir will increase the minimum mileage level required for a free domestic flight from 20,000 to 25,000.

     USAir's customers redeemed approximately 841,000, 626,000 and 654,000 awards for free travel on USAir in 1993, 1992 and 1991, respectively, representing approximately 8.0%, 4.9% and 5.3% of USAir's revenue passenger miles ("RPMs") in those years, respec-tively. During 1993, two "free ticket for segments flown" promotions were completed which increased the number of awards used for free travel on USAir. These promotions were offered in response to similar promotions offered by USAir's competitors. USAir does not believe that usage of FTP awards results in any significant displacement of revenue passengers. USAir has the ability, through its inventory management system, to identify markets and flights expected to have high load factors and, through capacity controls, to maximize use of FTP awards on flights with lower demand and available seats. Also, blackout dates forestall the usage of awards on peak travel days. Furthermore, USAir's exposure to the displacement of revenue passengers is not signifi-cant, as the number of USAir flights that depart 100% full is minimal. In the third quarter of 1993 (the third quarter being the period of the year when USAir generally experiences its highest load factor and expects the usage of FTP awards to be highest), for example, fewer than 2.2% of USAir's flights departed 100% full. During this same quarterly period, only approximately 1.9% of USAir's flights departed 100% full and also had one or more passengers on board who were traveling on FTP award tickets.

     Airlines often use other competitive promotions, such as offering extra credits or reduced award thresholds under certain conditions, as incentives to stimulate travel. USAir reviews these promotions to determine the proper accounting treatment for each one. To the extent these promotions are determined to be an integral part of the FTP, they are accounted for in the same manner as free travel earned through mileage credits.

                    Low Cost, Low Fare Competition

     In September 1993, Southwest Airlines, Inc. ("Southwest"), a low cost, low fare, "no frills" air carrier which had not previous-ly provided service to or in the eastern U.S., inaugurated service to Chicago and Cleveland from Baltimore/ Washington International Airport ("BWI") at fares substantially below those previously offered by USAir and other airlines in the same markets. BWI is one of USAir's hub airports. Unlike the other major U.S. air carriers, Southwest does not structure its operations around connecting hub airports, relying instead on high frequency point-to-point service. USAir responded by matching most of Southwest's fares and increasing the frequency of service in related markets.

     On March 22, 1994, Southwest announced that on May 26, 1994, and June 6, 1994, it will expand service between BWI and Chicago. Southwest also announced that on May 26, 1994, it will initiate its low fare service between BWI and St. Louis, and on July 8, 1994, between BWI and Birmingham, Alabama and Louisville, Kentucky. At this time, USAir has not determined its response to the Southwest announcement.

     In October 1993, Continental Airlines ("Continental"), which had reorganized under bankruptcy proceedings earlier in 1993, inaugurated low fare service on certain routes in the eastern U.S. USAir is a competitor in most of the markets served by these routes. While Continental initiated service to certain cities, such as Charleston, South Carolina; Greensboro, North Carolina; and Jacksonville, Florida; most of the markets included as part of its new program (for example, Baltimore) were previously served by Continental through its hubs at Newark, Cleveland, and Houston. However, under its new program, Continental linked certain of these cities independently of its hubs while continuing to provide many of the same services that are available on its hub flights, including advance seat assignment, frequent traveler mileage credits and interline connections. Under its new program, Continental served approximately 80 city pair markets, from which USAir has historically realized approximately 4% of its total passenger revenue. When Continental started the new program it was uncertain whether the program was an experiment or a beachhead from which Continental planned to expand further. USAir, therefore, made a measured response by matching most of the low fares offered by Continental.

     On January 31, 1994, Continental increased its competitive threat. It announced that by March 9, 1994, it would expand the low fare program to approximately 356 city pair markets, most of which USAir served and from which USAir has historically realized approximately 8% of its passenger revenue. Moreover, if secondary markets within a 90-mile radius, or a reasonable driving distance, were viewed as being included in Continental's new program, markets from which USAir has historically realized approximately 36% of its passenger revenue were affected. Contemporaneously, Continental announced that it would substantially reduce service at its Denver hub and redeploy significant aircraft and personnel resources to the eastern U.S. Although Continental's balance sheet continues to have significant leverage following its bankruptcy reorganization, its liquidity position improved substantially as a result of equity and debt infusions completed as part of that reorganization. Moreover, Continental completed a common stock offering in December 1993, which may indicate the market's receptivity to its efforts to raise additional funds. Continental has operating (including labor) costs that are substantially lower than those of USAir and the other major air carriers.

     On February 8, 1994, in response to the expansion of Continen-tal and to avoid loss of market share in the eastern U.S., USAir lowered in primary and secondary markets affected by the Continen-tal expansion, by as much as 50%, the fares most commonly used by business travelers on many east coast routes. In addition, USAir lowered leisure fares by as much as 70% in the same markets. In many of the markets, free companion fares are available with business fares. These reduced fares have no expiration date. However, USAir could adjust the fares at some time in the future. Increases in traffic which are stimulated by the lower fares offered by Southwest, Continental and USAir will not offset USAir's reduced revenue resulting from lower yields in these markets.

     USAir believes that Southwest, Continental or other low cost carriers with a significant cost advantage over USAir likely will expand their operations to additional markets. For example, in December 1993, Southwest completed its acquisition of Morris Air, a regional air carrier with operations concentrated in the western U.S. This acquisition could enable Southwest to divert resources to expand its operations in the eastern U.S. Furthermore, media reports indicate that Southwest has entered into a long-term agreement for the use of four additional gates at BWI, where it currently operates from two gates. On March 4, 1994, Continental further escalated prospective competition by announcing that it will further reduce operations at its Denver, Colorado hub and establish a flight crew base at Greensboro, North Carolina. These measures are likely to increase losses at USAir because they could enable Continental, which has significantly lower costs than USAir, to expand further its high frequency, low fare service described above in additional short-haul markets served by USAir with substantial detriment to USAir. In addition, other low cost carriers may enter other USAir markets. For example, America West announced on February 15, 1994 that it will commence service on April 18, 1994 between Columbus, Ohio where it operates a hub and Philadelphia, where USAir has a hub operation. Other carriers, including some of the larger carriers, have also indicated their intent to develop similar low-fare short-haul service.

     Unless USAir is able to reduce its operating costs, present and increasing competition from low cost, low fare airlines in USAir's markets could have a material adverse impact on USAir's cash position and therefore, its ability to sustain operations. In March 1994, USAir announced that it had initiated discussions with the leadership of its unionized employees regarding wage reduc-tions, improved productivity and other cost savings. The outcome of these negotiations is uncertain, but if timely agreements are not reached, the Company may seek other restructuring alternatives. See Item 1. "Business - Significant Impact of Low Fare, Low Cost Competition".

     In 1993, Northwest Airlines, Inc. ("Northwest") and Trans World Airlines, Inc. ("TWA") sought and obtained from unionized employees substantial concessions and productivity improvements.
In exchange, these employees have received ownership interests in those companies. In December 1993, United Airlines, Inc. ("Unit-ed") announced that it had reached agreement with two of its unions to trade concessions for a substantial ownership stake by all employees, subject to approval by United's stockholders. The memberships of these two unions have ratified the agreement. The stated intent and purpose of these labor concessions are to enable these carriers to lower their operating costs. At this time, it is uncertain whether the United transaction will be consummated and whether these events constitute isolated incidents or a trend of employee ownership in the airline industry. As an airline with relatively high labor costs and a route system with a significant percentage of short-haul flying, USAir is considering additional ways to reduce these costs which could involve an exchange of employee concessions for an ownership interest in the Company. USAir is currently engaged in discussions with the leaders of its unionized employees regarding efforts to reduce costs, including reductions in wages, improvements in productivity and other cost savings. The outcome of these discussions is uncertain. See Item
1. "Business - Significant Impact of Low Fare, Low Cost Competi-tion."

     USAir has been examining various ways to restructure its operations to increase efficiency and lower unit costs in markets of approximately 500 miles or less in distance. Certain carriers, such as Southwest and Continental, have a substantial cost advantage over USAir in these short-haul markets. In addition, consumers appear to be increasingly price conscious, particularly for short distance flights. In February 1994, USAir implemented the first phase of the introduction of a new short-haul product in 18 city-pair markets of approximately 500 miles or less, resulting in increased utilization and productivity of aircraft, personnel, and ground facilities in these markets by decreasing the amount of time that aircraft spend on the ground between flights from an average of 45 minutes to approximately 25 minutes. Initiation of the first phase of this service did not involve any immediate pricing changes or new personnel. Ultimately, USAir anticipates that enhancements to the short-haul product will be completed in summer 1994, and that long-haul and transatlantic service will be redesigned later in 1994. USAir plans to expand this higher frequency service to additional short-haul and other markets in July 1994, with a total fleet of approximately 100 aircraft. Although USAir expects this higher frequency operation will result in reduced unit costs in relevant markets, certain variable costs generally associated with providing the incremental flights, including jet fuel, landing fees and labor, will increase. There can be no assurance, therefore, that the changes will result in improved financial results for USAir. If USAir cannot find ways to compete effectively with low cost carriers by lowering its operating costs, and to generate sufficient additional passengers to offset the effect of sharply reduced fares, USAir's revenue and results of operations will continue to be materially and adversely affected.

               Industry Globalization and Regulation

     The trend toward globalization of the airline industry has accelerated in recent years as the three largest U.S. carriers have initiated foreign service and purchased the foreign routes of financially distressed or bankrupt U.S. carriers. In addition, certain foreign carriers have made substantial investments in U.S. carriers which have frequently been tied to marketing alliances or, less frequently, reciprocal investments by the U.S. carrier in its foreign partner. In August 1993, Continental announced that it had reached agreement with Air France on a joint marketing agreement. Earlier in the year, Air Canada made a substantial equity invest-ment in Continental in connection with Continental's bankruptcy reorganization. In October 1993, United and Lufthansa German Airlines announced that they had reached an agreement to implement code sharing to link some of their flights. Continuing privatiza-tion of sovereign carriers and foreign airline deregulation may encourage further foreign investment. Foreign investment in U.S. air carriers is restricted by statute and may be subject to review by the U.S. Department of Transportation ("DOT") and, on antitrust grounds, by the U.S. Department of Justice ("DOJ").

     On January 21, 1993, USAir Group and British Airways Plc ("BA") entered into an Investment Agreement ("Investment Agree-ment") under which a wholly-owned subsidiary of BA has purchased certain preferred stock of the Company for $400.7 million. On March 7, 1994, BA announced that it would not make any additional investments in the Company under current circumstances. See "Liquidity and Capital Resources" and Item 1. "Business - British Airways Announcement Regarding Additional Investments in the Company; Code Sharing" and "- British Airways Investment Agreement" for additional information related to the investment. Under the Investment Agreement, USAir and BA have entered into a code sharing arrangement under which certain domestic USAir flights, connecting to certain BA transatlantic flights, may be listed on computerized reservation systems either under USAir's or BA's two letter designation code, subject to authorization by the DOT. As of March 1, 1994, USAir and BA offered code share service to and from 34 of the 65 airports authorized by the DOT. On March 17, 1994, the DOT issued an order renewing for one year the existing code sharing authority. In January 1994, USAir and BA filed applica-tions with the DOT to code share to 65 additional domestic and seven additional foreign destinations. The DOT did not act on these applications in its March 17, 1994 order. See Item 1. "Business - British Airways Announcement Regarding Additional Investments in the Company; Code Sharing" and "-British Airways Investment Agreement".

     USAir and BA are in the process of expanding their code sharing arrangement. USAir believes that it will have greater access to international traffic and that its and BA's customers will benefit from better on-line connections as well as coordinated check-in and baggage checking procedures. USAir also believes that the code sharing arrangement will generate increased revenues, the magnitude of which cannot be reasonably estimated at this time.
The DOT may continue to link further renewals of the code share authorization to the United Kingdom's ("U.K.") liberalization of U.S. air carrier access to the U.K. markets. However, the code sharing arrangement is expressly permitted under the bilateral air services agreement between the U.S. and U.K. USAir expects that the authorization will be renewed in the future; however, there can be no assurance that this will occur. USAir does not believe that the DOT's failure to renew the code share authorization or grant the pending application would result in a material adverse change in its financial condition. However, further investment in the Company by BA, as contemplated in the Investment Agreement, may be less likely. See Item 1. "Business - British Airways Announcement Regarding Additional Investments in the Company; Code Sharing" and "-British Airways Investment Agreement."

     Current U.S. law provides that foreign ownership or control of the voting interest in a certificated U.S. air carrier may not exceed 25%, non-U.S. citizens may not constitute more than a third of the board of directors and managing officers of the air carrier and the president of the air carrier must be a U.S. citizen. Over the years in the context of "fitness" reviews to determine whether air carriers could be issued, or continue to hold, operating certificates, the DOT has also issued interpretations regarding whether investments by, or other arrangements with, foreign investors constitute de facto control over a U.S. air carrier. Although the Company believes the policy has no basis in law, recently and particularly during 1992 and 1993, the DOT has linked its review of foreign investment in, and foreign alliances with, U.S. air carriers to the status of the bilateral air transportation treaty between the U.S. and the country of origin of the foreign airline. The willingness of the DOT to allow proposed foreign investments, alliances and participation in corporate governance has been linked to its perception of the liberality of the relevant treaty with respect to the right of U.S. air carriers to operate to, from and beyond the foreign country. For example, the Netherlands entered into a new bilateral treaty with the U.S. in 1992 which permitted "open skies", or unrestricted access to the Netherlands by U.S. air carriers. As a result, in 1992 the DOT approved Northwest's proposal to integrate its operations with those of KLM Royal Dutch Airlines, an airline based in that nation. However, the DOT has refused to allow USAir and BA to proceed with the second and third phases of their Investment Agreement, which calls for an additional investment of $450 million by BA, unless and until the U.K. government agrees to amend its bilateral air services agreement with the U.S. to permit new services by U.S. carriers to the U.K. and particularly to London's Heathrow Airport. The U.S. and U.K. governments held several negotiating sessions during the past year and have exchanged proposals to amend the bilateral agreement, but to date the two governments have failed to resolve their differences. As a result, USAir and BA were unable to proceed with the second and third phases of the Investment Agreement in 1993. In any event, on March 7, 1994, BA announced that it would not make any additional investments in the Company under current circumstances. See Item 1. "Business - British Airways Announcement Regarding Additional Investment in the Company; Code Sharing" and "-British Airways Investment Agreement."

     The National Commission to Ensure a Strong Competitive Airline Industry ("Airline Commission") issued its report in August 1993. The Airline Commission was a presidentially-appointed committee with the task of analyzing the condition of the U.S. airline industry and reporting to the Clinton Administration its findings and recommendations. Among other things, the Airline Commission recommended that: (i) the air traffic control system be modernized and the Federal Aviation Administration's ("FAA") air traffic control functions be performed by an independent federal corpora-tion; (ii) the federal regulatory burden be reduced; (iii) the airlines be granted certain tax relief; and (iv) the bankruptcy process be shortened. The Airline Commission also favored raising the statutory limit on foreign ownership of voting securities in the U.S. airlines to 49 percent under certain circumstances. It further urged that the current international system of bilateral agreements be replaced with multilateral arrangements. In addition, the Airline Commission recommended that the DOT review the airlines' business, capital or financial plans with the assistance of a presidentially-appointed advisory committee and, if an airline repeatedly failed to heed warnings or concerns of the DOT Secretary, the DOT could "exercise its existing authority", among other things, to revoke an airline's operating certificate.

     In January 1994, the Clinton Administration issued a report which described its program to implement certain of the Airline Commission's recommendations. Among other things, the Administra-tion stated that it supported the recommendation described above regarding the FAA, supported increasing to 49 percent the foreign ownership restrictions provided there are reciprocal opportunities for U.S. airlines and investors abroad, and opposed the recommenda-tions regarding tax relief and the appointment of the advisory committee discussed above. At this time, it is impossible to predict whether any of the Airline Commission's recommendations will be enacted and, if enacted, their effect on USAir. It is also difficult to anticipate whether the Congress will act in the near term on any of the proposals requiring legislation.

     As part of its initiative in the transportation industry, the Clinton Administration also indicated that the DOT has begun a comprehensive examination of the "high density rule" which limits airline operations at Chicago O'Hare, New York's LaGuardia ("LaGuardia") and John F. Kennedy International, and Washington National ("National") Airports by restricting the number of takeoff and landing slots. As part of its study, the DOT will determine whether the operating limitations imposed by the rule can be eliminated or modified to better utilize available capacity at these airports. USAir holds a substantial number of slots at LaGuardia and National, including those assigned a value when the Company acquired Piedmont Aviation, Inc. Any DOT action which would eliminate those slots or compel USAir to transfer those slots could have a material adverse effect on USAir's operations and financial position. Revision of the high density rule at National, however, would require legislation by the Congress. The DOT has indicated that it expects to complete its study by late 1994.


RESULTS OF OPERATIONS

                     1993 Compared with 1992

     The Company recorded a net loss of $393.1 million on revenue of $7.1 billion, in 1993 compared with the 1992 net loss of $1.2 billion on revenue of $6.7 billion. Several non-recurring items, which include the cumulative effect of accounting changes, make it difficult to compare these results. After excluding the effect of certain non-recurring items discussed below, which amount to $153.2 million and $759.3 million in 1993 and 1992, respectively, the net loss would have been $239.9 million in 1993 ($5.69 per common share after preferred dividend requirement) compared with a loss of $469.6 million in 1992 ($11.09 per common share after preferred dividend requirement).

     The Company's 1993 financial results contain $153.2 million of non-recurring items, including (i) $68.8 million for severance, early retirement and other personnel-related expenses recorded in connection with a workforce reduction of approximately 2,500 full-time positions between November 1993 and the first half of 1994;
(ii) $43.7 million for the cumulative effect of an accounting change, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS

112"), which was adopted during the third quarter of 1993, retroactive to January 1, 1993; (iii) $36.8 million based on a projection of the repayment of certain employee pay reductions;
(iv) $13.5 million for certain airport facilities at locations where USAir has, among other things, discontinued or reduced its service; (v) $8.8 million for a loss on USAir's investment in the Galileo International Partnership, which operates a computerized reservations system; and (vi) an $18.4 million credit related to non-operating aircraft.

     The Company's 1992 financial results contain $759.3 million of non-recurring items, including (i) $628.1 million for the cumula-tive effect of an accounting change, as required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"); (ii) $107.4 million related to aircraft which have been withdrawn from service; (iii) $34.1 million loss related to the sale of ten McDonnell Douglas 82 ("MD-82") aircraft which USAir had on order but eliminated from its fleet plan; and (iv) $10.3 million gain resulting from the sale of three of the Company's subsidiaries during 1992.

     Operating Revenue - The Company's Passenger Transportation Revenue increased by $356.5 million (5.8%) in 1993 compared with 1992, primarily due to the $296.0 million (5.1%) increase at USAir. USAir's capacity, as measured by available seat miles ("ASM" - one ASM is equal to one seat flown one mile), decreased by 0.3% in 1993 compared with 1992, its passenger revenue per ASM increased by 5.4% to 10.22 cents and its passenger load factor, a measure of capacity utilization, increased by 0.4 points to 59.2%. The increase in passenger revenue per ASM is largely attributed to the lower level of discounting in 1993 versus 1992. The Company expects that it will experience a 1 - 2% increase in ASMs (including the effect of weather-related cancellations) in 1994 compared with 1993. Continued fare discounting and low fares offered by USAir to compete with low cost, low fare carriers discussed above, are expected to have a negative impact on the Company's passenger revenue. It is not expected that the resulting decrease in revenue per ASM will be totally offset by additional passengers. The severe winter weather conditions in the U.S. during the early part of 1994 have caused a reduction in revenue which the Company estimates at approximately $50 million.

     In March 1993, USAir and five other U.S. air carriers entered into a settlement in the Domestic Air Transportation Antitrust Litigation class action lawsuit, which alleged that the airlines used the Airline Tariff Publishing Company to signal and communi-cate carrier pricing intentions and otherwise limit price competi-tion for travel to and from numerous hub airports. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow. However, due to the interchangeability of the certificates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates, and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on future passenger revenue and cash flows. USAir has estimated that any incremental cost associated with the settlement will not be material based on the nominal equivalent free trips associated with the settlement. See Note 4 to the Company's Consolidated Financial Statements for additional information.

     The Company's Other Revenue increased by $38.8 million (12.3%) in 1993. USAir's increase of $90.5 million (32.3%) was partially offset at the Company level by a decrease in non-airline subsidiary revenue resulting from the sale of three wholly-owned subsidiaries in July 1992. USAir's 32.3% improvement resulted from increased passenger cancellation and rebooking fees, frequent traveler participation fees, and various other sources.

     Expense - The Company's total operating expenses increased $141.7 million (2.0%) in 1993 compared with 1992. The Company's Personnel Costs increased by $217.7 million (8.3%), $205.6 million of which is attributable to USAir. USAir's increase includes (i) $65.6 million of the $68.8 million non-recurring charge related to a workforce reduction of 2,500 full-time positions; and (ii) the $36.8 million charge based on an estimate of the repayment of certain employee pay reductions, both discussed above. Without the effect of these non-recurring charges, USAir experienced an increase in employee salaries of $91.4 million (4.7%) and an increase in employee benefits of $11.8 million (2.1%). The increase in employee salaries is generally due to contractual and general salary increases which occurred during 1993. The amount saved as a result of the 12-month salary reduction program was approximately the same in 1993 and 1992. USAir expects that due to scheduled contractual increases and the effect of the expiration of the 12-month salary reduction program, employee salaries will increase in 1994 to the extent that the reduction of 2,500 full-time positions and any other possible measures do not offset the increases. See Item 1. "Business - Significant Impact of Low Fare, Low Cost Competition" and "- Employees" for information related to the possible unionization of additional employee groups. The $11.8 million increase in employee benefits is the result of increased pension expense, offset partially by a decrease in other postretir-ement benefit expense. The increased pension expense in 1993 resulted from the establishment of a defined contribution pension plan for USAir's non-contract employees on January 1, 1993. The defined benefit plan for these employees was frozen at December 31, 1991. Because of the interest rates on long-term, high quality corporate bonds which prevailed at December 31, 1993, the Company has lowered its discount rate used to calculate the actuarial present value of its pension and postretirement obligations. This action will cause an increase in the Company's pension and other postretirement benefits expense in 1994 of approximately $70 million over 1993. See Note 11 to the Company's Consolidated Financial Statements.

     The Company's Aviation Fuel Expense decreased $43.2 million (5.7%) as a result of a lower cost per gallon and decreased consumption. In early August 1993, the Clinton Administration's budget package was enacted. The budget package included a 4.3 cent per gallon tax on transportation fuels beginning October 1, 1993. The airline industry is exempt from the tax until October 1, 1995. See Item 1. "Business - Jet Fuel" and Note 1 to the Company's Consolidated Financial Statements.

     Commissions increased by $27.2 million (4.8%) as a result of the 5.8% increase in Passenger Transportation Revenue. The Company's Other Rent and Landing Fees increased $64.3 million (15.8%) primarily due to an increase in USAir's facility rental expense following the opening of the new terminal at Pittsburgh in October 1992, and the $8.9 million of non-recurring expense recorded for certain airport facilities, discussed above. The Company's Aircraft Rent Expense included a $72.4 million non-recurring charge in 1992 (part of the $107.4 million discussed above). Without this charge, aircraft rent expense increased $15.0 million (3.3%) due to the addition of new leased aircraft in 1993. Excluding the effect of non-recurring items in 1992 and 1993, Aircraft Maintenance Expense increased by $37.6 million (10.6%) resulting from the timing of aircraft maintenance cycles. Other Operating Expense decreased by $58.0 million (4.0%), reflecting a $25.0 million (1.8%) decrease at USAir and a $58.4 million decrease which resulted from the sale of three wholly-owned subsidiaries in July 1992, offset by increases at the Company's other wholly-owned subsidiaries.

     The Company's Interest Capitalized decreased $10.0 million
(36.1%) as the level of outstanding purchase deposits decreased with the delivery of new aircraft and changes in delivery sched-ules.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("FAS 109"). The adoption of FAS 109 resulted in no cumulative adjustment. Results for 1993 do not include any income tax credit due to the FAS 109 limitations in recognizing a current benefit for net operating losses. See Note 6 to the Company's Consolidated Financial Statements for additional information.

                     1992 Compared With 1991

     The Company recorded a net loss of $1.2 billion on revenue of $6.7 billion in 1992, compared with the 1991 net loss of $305.3 million on revenue of $6.5 billion. Several non-recurring items, which include the cumulative effect of an accounting change, make it difficult to compare these results. In addition, the Company recorded no tax credit in 1992. After excluding the effect of certain non-recurring items which amount to a net charge of $759.3 million and a net gain of $45.9 million in 1992 and 1991, respec-tively, the pre-tax loss would have been $469.6 million in 1992 ($11.09 per common share after preferred dividend requirement) compared with a pre-tax loss of $460.7 million in 1991 ($11.01 per common share after preferred dividend requirement). This compari-son does not consider the ongoing effect to the Company's operating expenses which result from the adoption of FAS 106, the freezing of the pension plan for non-contract employees, or other changes.

     The Company's 1992 financial results contained $759.3 million of non-recurring items, detailed above. Operating results for 1991 included (i) $107 million pre-tax gain related to the freeze of the fully funded pension plan for USAir's non-contract employees; (ii) a $21 million pre-tax charge related to USAir's parked British Aerospace BAe-146 ("BAe-146") fleet; (iii) $21.6 million pre-tax expense related to early retirement incentives; and (iv) $18.5 million, net, in miscellaneous non-recurring charges.

     On October 5, 1992, the International Association of Machin-ists ("IAM"), which represents USAir's mechanics and related employees, commenced a strike against USAir. At that time, USAir implemented a reduced flight schedule equal to approximately 60% of the normal flight schedule. On October 8, 1992, USAir reached agreement with the IAM on a new collective bargaining agreement which becomes amendable in October 1995. Following ratification of the agreement by the IAM-represented employees, USAir resumed full service on October 12, 1992. USAir immediately offered various incentives including bonus frequent traveler miles and relaxed advance purchase restrictions in an effort to attract passengers following the disruption of service. The Company estimates that the IAM strike had a negative effect on results of approximately $45 million for the year.

     Operating Revenue - The Company's Passenger Transportation Revenue increased $164.6 million (2.7%) in 1992, reflecting a $97.9 million increase in USAir passenger transportation revenue and a $66.7 million increase in commuter airline passenger revenue. USAir's ASMs increased by 2.4% in 1992, its passenger revenue per ASM decreased by 0.7% to 9.7 cents, and its passenger load factor increased by 0.2 points to 58.8%. USAir's average 1992 passenger revenue per ASM was adversely affected by widespread fare promo-tions. The improvement in commuter airline passenger revenue is attributed to increased traffic made possible by 20.1% increase in capacity during 1992 over 1991, as measured by ASMs, at the Company's commuter airline subsidiaries.

     USAir's Other Revenue increased $81.3 million (40.9%) in 1992 as compared with 1991, due to increases in revenue generated by passenger cancellation and re-booking fees, fees received from commuter affiliates for handling certain of their flights, and other miscellaneous sources.

     Operating Expenses - The Company's Personnel Costs increased $102.5 million (4.1%) in 1992 compared with 1991, driven by USAir's increase in personnel costs of $99.7 million (4.2%). Personnel Costs are comprised of two components: (i) employee wages and salaries; and (ii) employee benefits. USAir's wage and salary expense decreased $21.9 million (1.1%) during 1992 as a result of partial-year wage concessions on the part of pilots, non-contract employees and mechanics, all of which ended in 1993. USAir's employee benefit expense increased $121.6 million (27.8%) in 1992 resulting from the adoption of FAS 106 in 1992, and the 1991 freeze of the fully-funded pension plan for non-contract employees. The 1991 pension freeze resulted in a $107 million gain. The Company estimates that USAir's pension expense was approximately $40 million lower in 1992 than would have been the case if the freeze had not occurred. Expense for postretirement medical and death benefits, calculated in accordance with FAS 106, was $114.7 million in 1992, compared with approximately $8 million cash-basis expense in 1991. USAir's medical and dental benefit expense for active employees decreased $26.7 million (14.2%) in 1992 compared with 1991 as a result of a contributory managed care program that was implemented during 1992 for most employee groups. Excluding the effects of FAS 106 and the pension freeze, USAir employee benefit expense decreased approximately $48 million, or 8.8%, in 1992 compared with 1991.

     The Company's Aviation Fuel Expense decreased $45.8 million (5.7%) during 1992 compared with 1991 as a result of lower cost per gallon, partially offset by an increase in consumption. The price of fuel was inflated during early 1991 as a result of the Iraqi invasion of Kuwait and ensuing Desert Storm operation in August 1990 - January 1991, and did not return to pre-invasion levels until the second quarter of 1991.

     Commissions increased $29.6 million (5.5%) as a result of the 2.7% increase in passenger transportation revenue and the mix of travel agency sales versus total sales. Other Rent and Landing Fees Expense for the Company increased $56.6 million (16.2%) during 1992. This increase was largely due to increased expense at LaGuardia which resulted from USAir's assumption of Continental's leasehold obligations associated with the East End Terminal there in January, 1992 and the increased operation at LaGuardia during the year using the take-off and landing slots acquired from

Continental. Also contributing to the increase was the October 1992 opening of the new terminal at the Pittsburgh International Airport, USAir's largest hub. The Company's Aircraft Rent Expense increased $152.3 million (40.3%) during 1992. A charge related to USAir's grounded BAe-146 fleet accounted for $81 million of the increase. The remainder of the increase was caused by additional leased aircraft both at USAir and the commuter airline subsidiar-ies. The Company's Aircraft Maintenance Expense decreased $33.9 million (8.2%) during 1992. This decrease reflects USAir's decrease in aircraft maintenance of $43.4 million, or 12.0%, and an increase of $9.5 million at the Company's commuter airline subsidiaries during the same period. The improvement in USAir's aircraft maintenance expense is largely attributable to the grounding of its BAe-146 fleet in May 1991, the shifting of certain aircraft engine repairs in-house from outside vendors and the negotiation of a new vendor repair contract in 1991 for certain aircraft engines. The increase in maintenance expense at the commuter airline subsidiaries is due primarily to an increased fleet size in 1992. Maintenance expense for 1992 and 1991 includes charges of $25.0 million and $25.5 million, respectively, related to grounded aircraft.

     The Company's Other Operating Expense, Net increased $63.6 million (4.6%) in 1992 compared with 1991. Expense for 1992 includes $25 million related to an employee suggestion program which netted estimated savings of $22 million in 1992 and $110 million in 1993. The remainder of the increase is attributable to changes in various smaller expense categories.

     USAir Group's Interest Income decreased $8.7 million (46.9%) during 1992 due to a lower average level of short-term investments during 1992 coupled with lower interest rates in 1992. Both USAir's interest income and expense include intercompany amounts which have been eliminated in the USAir Group consolidation process. The Company's Interest Expense decreased $10.4 million (4.0%) in 1992 due to a lower average level of debt outstanding related to USAir Group's revolving bank credit agreement, partially offset by additional interest associated with higher levels of aircraft-related debt in 1992. Interest Capitalized decreased $7.8 million (21.8%) as a result of a lower level of outstanding equipment deposits coupled with a lower capitalized interest rate. The Company's Other Non-Operating Expense, Net increased $17.0 million, or 40.2%, during 1992. In 1992, this category included a gain of $10.3 million from the sale of three wholly-owned subsid-iaries and a $34.1 million loss related to the sale of ten MD-82 aircraft discussed above. In 1991, this category included a $12.5 million loss incurred in conjunction with the sale of nine Boeing B727-200 aircraft which had been previously retired from service.

     All of the Company's remaining available tax credit, or $117.6 million, was recognized upon the adoption of FAS 106 on January 1, 1992. The Company could not recognize any tax credit associated with the 1992 results due to limitations under Accounting Princi-ples Board Opinion No. 11.


                  Inflation and Changing Prices

     Inflation and changing prices do not have a significant effect on the Company's operating revenues, operating expenses, and operating income because such revenues and expenses, other than depreciation and amortization, generally reflect current price levels.

     Depreciation and amortization expense is based on historical cost. For assets acquired through the purchase of Pacific Southwest Airlines, USAir's historical cost is based on fair market value of the assets on May 29, 1987. In the case of Piedmont Aviation, Inc., USAir's historical cost is based on the fair market value of the assets on November 5, 1987, reduced by the tax effect of that portion of fair market value not deductible for tax purposes in the form of depreciation and amortization. Therefore, aggregate depreciation and amortization is lower than if this expense reflected today's replacement costs for existing productive assets. In evaluating how inflation would increase depreciation expense, however, consideration should also be given to the reduction in other operating expenses, such as aircraft maintenance and aviation fuel, that would be achieved from the operating efficiencies of newer, more technologically advanced productive assets.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operations was $21.3 million during 1993, including a $220.0 million payment under USAir's revolving accounts receivable sale program ("Receivables Agreement"). At December 31, 1993, cash and cash equivalents totaled approximately $368.3 million, excluding $163.7 million which was deposited in trust accounts to collateralize letters of credit or workers compensation policies and classified as "Other Assets" on the Company's balance sheet. Although not currently available (see below), at Decem-ber 31, 1993, USAir Group had $300 million in commitments available for borrowing under its revolving credit agreement with a group of banks ("Credit Agreement") and no outstanding loans thereunder, and USAir had approximately $141 million of available funds under its Receivables Agreement.

     At February 28, 1994, cash and cash equivalents totaled approximately $363.5 million. Funds under the Credit Agreement and Receivables Agreement are not available to the Company and USAir because of violations of minimum net worth covenants in those agreements. On March 14, 1994, the Company and USAir announced that they are seeking waivers of compliance with the minimum net worth covenant and other anticipated covenant violations. There can be no assurance that the Company or USAir will be able to obtain the waivers or arrange replacement facilities.

     The Company and USAir are highly leveraged. In order to meet debt service, lease and other obligations and to finance daily operations, the Company and USAir require substantial liquidity and working capital. In addition, developments may occur which are beyond the control of the Company and USAir, including intensified fare wars or substantial increases in jet fuel prices, which could have a material adverse effect on the Company's prospects and financial condition. The Company and USAir have unencumbered assets, particularly if the Credit Agreement is terminated and the mortgage of aircraft equipment related thereto is released. The Company expects that it could use these unencumbered assets to raise funds to provide an infusion of liquidity. In addition, the second and third quarters of the year historically have been characterized by higher revenues and working capital than in the first and fourth quarters. Moreover, USAir is seeking in discus-sions with the leadership of its unionized employees substantial wage reductions, improved productivity and other cost savings. However, if unforeseen adverse developments occur, if the Company and USAir are unable to finance unencumbered assets, or if timely agreements with the employees are not reached, the Company and USAir may pursue other restructuring alternatives. See Item 1. "Business - Significant Impact of Low Fare, Low Cost Competition" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Low Cost, Low Fare Competi-tion."

     During 1993, the Company's investment in new aircraft acquisitions and purchase deposits totaled $545.3 million. USAir took delivery of 11 Boeing 757-200, one Boeing 767-200, and six MD-82 aircraft during the year. The MD-82s were immediately sold to a third party. In addition, USAir sold two other MD-82 aircraft which had been delivered in the fourth quarter of 1992. Proceeds from the sale of the MD-82s approximated $168 million. The Company has completed financing arrangements for, including the $337.7 million issue of Pass Through Certificates ("Certificates") which USAir sold through an underwritten public offering on November 1, 1993, or internally funded, all of its 1993 aircraft expenditures. See Note 4(d) to the Company's Consolidated Financial Statements for the projected cash flows associated with aircraft orders and other contractual capital commitments. The Company has arranged committed financing for 100% of its 1994 and 1995 aircraft deliveries.

     On January 21, 1993, a wholly-owned subsidiary of BA purchased 30,000 shares of the 7% Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock"), for $300 million. Substantially all of the $300 million received by the Company from the sale of the Series F Preferred Stock was used to pay down debt under the Company's Credit Agreement. The Series F Preferred Stock is subject to mandatory redemption on January 15, 2008.

     On May 4, 1993, the Company sold 11.5 million shares of $1 par value Common Stock at $20.75 per share which netted proceeds of approximately $231 million. BA partially exercised its preemptive right to maintain its proportionate ownership percentage by purchasing, on June 10, 1993, 9,919.8 shares of redeemable Series T-2 Cumulative Exchangeable Senior Preferred Stock ("Series T-2 Preferred Stock") for approximately $99.2 million. For additional information, see Note 8 to the Company's Consolidated Financial Statements. On March 7, 1994, BA announced that it would not make any additional investments in the Company until the outcome of measures by the Company to reduce costs and improve financial results is known.

     On July 8, 1993, USAir sold $300 million principal amount of 10% Senior Notes due 2003 (the "10% Notes") through an underwritten public offering. The offering netted proceeds of approximately $294 million. The 10% Notes are unconditionally guaranteed by the Company.

     On February 2, 1994, USAir sold $175 million principal amount of 9 5/8% Senior Notes due 2001 (the "9 5/8% Notes") through an underwritten public offering. The offering netted proceeds of approximately $172 million. The 9 5/8% Notes are unconditionally guaranteed by the Company. The 9 5/8% Notes are not reflected in the Company's December 31, 1993 balance sheet because they were issued after that time.

     All net proceeds received by USAir or the Company from the Common Stock offering, the sale to BA of the Series T-2 Preferred Stock, the sale of the 10% Notes and 9 5/8% Notes were added to the working capital of the Company for general corporate purposes, including the possible early repayment of certain outstanding debt with high interest rates.

     USAir and the Company have filed with the Securities and Exchange Commission ("SEC") a shelf registration for $700 million of various debt and equity securities. Approximately $187 million of securities remain available for sale on the shelf registration following the sale of the 9 5/8% Notes and may be sold from time-to-time depending on market conditions. The Company will continue to evaluate opportunities in the financial markets.

     On September 29, 1993, the maximum commitment available under the Credit Agreement decreased to $300 million from $600 million in accordance with the terms of the agreement. The Credit Agreement is due to expire on September 30, 1994. In September 1993, USAir Group obtained a waiver of compliance with the coverage ratio test required to be maintained as part of the Credit Agreement, for the period July 1 through September 30, 1993. Without this waiver,

USAir Group would have violated this test on September 30, 1993.
As of September 30, 1993, USAir Group was in compliance with the other financial covenants required to be maintained as part of the Credit Agreement. Moreover, in December 1993, USAir Group obtained an additional waiver under the Credit Agreement of compliance during the period October 1 through December 31, 1993 with the coverage ratio test. Without this waiver, USAir Group would have violated this test on December 31, 1993. The Company is currently unable to borrow under the Credit Agreement because it is in violation of a minimum net worth covenant thereunder. In addition, based on current projections of its results for 1994, USAir Group expects that it will not be in compliance with the coverage ratio test and possibly other financial covenants at March 31, 1994 and during the remainder of the year. There can be no assurance that USAir Group will be able to obtain a waiver of compliance with these covenants or to arrange a replacement facility.

     In September 1993 and December 1993, USAir obtained waivers of the coverage ratio test under the Receivables Agreement on the same terms as described above with respect to the Credit Agreement. At December 31, 1993, USAir was in compliance with the other financial covenants and had no amounts outstanding under the Receivables Agreement. The maximum amount of receivables which USAir may sell under the Receivables Agreement was $240 million at December 31, 1993 and will be adjusted downward to $190 million on June 30, 1994 if the Company's consolidated net worth does not exceed $1.5 billion. For purposes of this net worth comparison, the Company's actual net worth is adjusted to add back the initial and ongoing impact of adopting FAS 106 and certain other accounting pronounce-ments. USAir is currently unable to sell receivables under the Receivables Agreement because it is in violation of a minimum net worth covenant thereunder. In addition, based on current projec-tions of its results for 1994, USAir expects that it will not be in compliance with the coverage ratio test and possibly other financial covenants at March 31, 1994 and during the remainder of the year. There can be no assurance that USAir will be able to obtain a waiver of compliance with these covenants or to arrange a replacement facility.

     The Company's and USAir's debt and equity securities are presently rated below investment grade by Standard and Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moo-dy's"). Following the January 21, 1993 transaction in which a subsidiary of BA purchased $300 million of the Company's Series F Preferred Stock, Moody's placed the ratings on watch for possible upgrade. On March 19, 1993, Moody's confirmed its ratings of USAir Group and USAir securities. Following DOT approval of the purchase of the Series F Preferred Stock and the code sharing and wet lease relationship between USAir and BA, S&P affirmed its ratings of USAir Group and USAir securities, stating its ratings outlook was positive. In December 1993, S&P affirmed its ratings of USAir Group and USAir securities. However, the agency revised the ratings outlook to negative, citing, among other considerations, the status of the negotiations on a revised U.S.-U.K. bilateral air services agreement and the entrance and possible expansion of the operations of low fare, low cost air carriers into USAir's markets. In February 1994, as a result of USAir's low fare initiative in certain markets and its high cost structure, S&P and Moody's placed the securities of the Company and USAir on watch with negative implications. On March 24, 1994, S&P further downgraded the Company's and USAir's securities. This downgrade will make it more difficult for the Company and USAir to effect additional financing. In addition, the Company's and USAir's securities remain on watch with negative implications at S&P.

     In 1992, the Company's investment in new aircraft acquisitions and purchase deposits, net of deposits refunded, totaled $458.7 million. The Company purchased eight Fokker F-100 and four deHavilland Dash 8 aircraft during 1992. The acquisition of these aircraft was financed through a combination of secured debt financings and interim debt financings. In addition, USAir took delivery of four MD-82s, two of which were immediately sold to a third party. The remaining two aircraft delivered in 1992 were sold to a third party in early 1993. Cash outflows for other property during the period totaled $277.2 million, which includes $61 million paid to Continental for landing and take-off slots at LaGuardia and Washington National Airports and $50 million paid to TWA for London routes from BWI and Philadelphia International Airports. See Item 1. "Business - British Airways Investment
Agreement - U.S.-U.K. Routes."   Proceeds from disposition of
assets of $429.5 million were realized during the year, primarily from sale-leaseback transactions, the sale of the two MD-82 aircraft, and the sale of three wholly-owned subsidiaries.

     During 1991, acquisition of new aircraft and purchase deposit payments amounted to $345 million. During 1991, USAir took delivery of two Boeing 767-200ER, nine Boeing 737-400, 12 Fokker 100, and five deHavilland Dash 8 aircraft. The acquisition of these aircraft was financed through a combination of sale-leaseback transactions, secured debt financings and interim debt financings. Expenditures for other property, consisting primarily of ground support equipment, leasehold improvements, and major aircraft components, totaled $97 million. Proceeds from disposition of property of $286 million were realized during 1991, primarily as a result of aircraft sale-leaseback transactions.

     In May 1991, USAir Group sold 4,263,050 Depositary Shares, each representing 1/100 of a share of $437.50 Series B Cumulative Convertible Preferred Stock, without par value, for net proceeds of $207.8 million. Such proceeds were used to repay indebtedness under USAir Group's Credit Agreement.

     At December 31, 1993, USAir Group's ratio of current assets to current liabilities was 0.53 to 1 and the debt component of USAir Group's capitalization structure was approximately 82% (100% if the redeemable Series A Cumulative Convertible Preferred Stock, the Series F Preferred Stock and the redeemable Series T Cumulative Convertible Exchangeable Senior Preferred Stock are considered to be debt).

Item 8A. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
         USAir Group, Inc.


                   Independent Auditors' Report


The Stockholders and Board of Directors
USAir Group, Inc.:

     We have audited the accompanying consolidated balance sheets of USAir Group, Inc. and subsidiaries ("Group") as of December 31, 1993 and 1992, and the related consolidated statements of opera-tions, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibil-ity of Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USAir Group, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 11 to the consolidated financial statements, effective January 1, 1993, Group changed its method of accounting for postemployment benefits and effective January 1, 1992, Group changed its method of accounting for postretirement benefits other than pensions.

                                   KPMG PEAT MARWICK

Washington, D. C.
February 25, 1994


USAir Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,                                   (in thousands except per share amounts)
==================================================================================================

                                                          1993             1992             1991
                                                          ----             ----             ----
Operating Revenues
  Passenger transportation                             $6,554,926      $ 6,198,409      $6,033,831
  Cargo and freight                                       173,824          172,360         164,517
  Other                                                   354,458          315,643         315,723
                                                        ---------       ----------       ---------
    Total operating revenues                            7,083,208        6,686,412       6,514,071

Operating Expenses
  Personnel costs                                       2,841,344        2,623,645       2,521,166
  Aviation fuel                                           710,109          753,301         799,081
  Commissions                                             596,779          569,583         539,969
  Other rent and landing fees                             470,093          405,842         349,221
  Aircraft rent                                           472,622          530,046         377,705
  Aircraft maintenance                                    374,084          379,870         413,725
  Depreciation and amortization                           306,330          309,368         299,104
  Other, net                                            1,387,273        1,445,278       1,381,668
                                                        ---------       ----------       ---------
    Total operating expenses                            7,158,634        7,016,933       6,681,639
                                                        ---------       ----------       ---------
    Operating loss                                        (75,426)        (330,521)       (167,568)

Other Income (Expense)
  Interest income                                          12,632            9,898          18,627
  Interest expense                                       (249,916)        (248,691)       (259,126)
  Interest capitalized                                     17,763           27,802          35,565
  Other, net                                              (54,420)         (59,306)        (42,299)
                                                        ---------       ----------       ---------
    Other income (expense), net                          (273,941)        (270,297)       (247,233)
                                                        ---------       ----------       ---------
Loss before taxes and cumulative effect of
   accounting changes                                    (349,367)        (600,818)       (414,801)

Income tax credit                                               -                -        (109,543)
                                                        ---------       ----------       ---------
Loss before cumulative effect of accounting
   changes                                               (349,367)        (600,818)       (305,258)

Cumulative effect of changes in method of
  accounting for postemployment benefits
  in 1993 and for postretirement benefits
  other than pensions (net of tax benefit
  of $117,571) in 1992                                    (43,749)        (628,098)              -
                                                        ---------       ----------       ---------
    Net loss                                             (393,116)      (1,228,916)       (305,258)

Preferred dividend requirement                            (73,651)         (51,766)        (44,306)
                                                        ---------       ----------       ---------
Net loss applicable to common stockholders             $ (466,767)     $(1,280,682)     $ (349,564)
                                                        =========       ==========       =========
Loss per common share
  Before accounting changes                            $    (7.68)     $    (13.88)     $    (7.62)
  Effect of accounting changes                              (0.80)          (13.35)              -
                                                        ---------       ----------       ---------
    Loss per common share                              $    (8.48)     $    (27.23)     $    (7.62)
                                                        =========       ==========       =========

Shares used for computation (000)                          55,070           47,026          45,864

See accompanying Notes to Consolidated Financial Statements.

USAir Group, Inc.
CONSOLIDATED BALANCE SHEETS                                               (dollars in thousands
DECEMBER 31,                                                              except per share amounts)
===================================================================================================

                                                                        1993                1992
                                                                        ----                ----
                         ASSETS
Current Assets
  Cash and cash equivalents                                        $   368,347          $   296,038
  Receivables, net                                                     364,020              179,347
  Materials and supplies, net                                          362,019              374,949
  Prepaid expenses and other                                            83,334              137,454
                                                                    ----------           ----------
   Total current assets                                              1,177,720              987,788
Property and Equipment
  Flight equipment                                                   5,031,351            4,545,771
  Ground property and equipment                                      1,074,526            1,041,718
  Less accumulated depreciation and amortization                    (1,883,858)          (1,665,420)
                                                                    ----------           ----------
                                                                     4,222,019            3,922,069
  Purchase deposits                                                    156,621              341,936
                                                                    ----------           ----------
   Property and equipment, net                                       4,378,640            4,264,005
Other Assets
  Goodwill, net                                                        542,666              558,718
  Other intangibles, net                                               296,775              363,312
  Other assets                                                         482,112              420,707
                                                                    ----------           ----------
   Total other assets                                                1,321,553            1,342,737
                                                                     ---------           ----------
                                                                    $6,877,913           $6,594,530
                                                                     =========            =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                              $   87,833           $  250,019
  Accounts payable                                                     335,918              418,381
  Traffic balances payable and unused tickets                          630,147              594,630
  Accrued expenses                                                   1,182,886            1,138,484
                                                                    ----------            ---------
   Total current liabilities                                         2,236,784            2,401,514
Long-Term Debt, Net of Current Maturities                            2,444,017            2,264,944
Deferred Credits and Other Liabilities
  Deferred gains, net                                                  440,327              468,832
  Postretirement benefits other than pensions, non-current             907,343              841,376
  Non-current pension liability and other                              303,299              215,801
                                                                    ----------            ---------
   Total deferred credits and other liabilities                      1,650,969            1,526,009
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series A, 358,000 shares issued, no par value                        358,000              358,000
  Series F, 30,000 shares issued, no par value                         300,000                    -
  Series T, 10,000 shares issued, no par value                         100,719                    -
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock, no par
    value, 4,263,000 depositary shares issued                          213,153              213,153
  Common stock, par value $1 per share, authorized
    150,000,000 and 100,000,000 shares, respectively,
    issued 61,080,000 and 49,581,000 shares, respectively               61,080               49,581
  Paid-in capital                                                    1,417,346            1,211,765
  Retained earnings (deficit)                                       (1,682,912)          (1,218,230)
  Common stock held in treasury, at cost, 1,864,000
    and 2,364,000 shares, respectively                                 (83,891)            (106,376)
  Deferred compensation                                                (94,957)             (99,010)
  Adjustment for minimum pension liability                             (42,395)              (6,820)
                                                                     ---------            ---------
   Total stockholders' equity (deficit)                               (212,576)              44,063
                                                                     ---------            ---------
                                                                    $6,877,913           $6,594,530
                                                                     =========            =========

See accompanying Notes to Consolidated Financial Statements.

USAir Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,                                                             (in thousands)
===================================================================================================
                                                                 1993          1992         1991
                                                                 ----          ----         ----
Cash and cash equivalents beginning of year                   $  296,038    $  319,603    $ 408,069

Cash flows from operating activities
  Net loss                                                      (393,116)   (1,228,916)    (305,258)
  Adjustments to reconcile net loss to cash provided by
  (used for) operating activities
    Depreciation and amortization                                306,330       309,368      299,104
    Deferred income taxes                                              -      (111,128)     (73,301)
    Loss on disposition of assets                                 14,928        30,405       10,067
    Other                                                         20,299         2,757       15,693
    Changes in certain assets and liabilities
      Decrease (increase) in receivables                        (180,152)       25,536       61,824
      Decrease (increase) in materials, supplies,
        prepaid expenses and intangible pension assets            24,234       (99,256)     (70,745)
     Increase (decrease) in traffic balances payable
       and unused tickets                                          7,719       105,448       29,746
     Increase (decrease) in accounts payable and
       accrued expenses                                          112,525       252,756      138,730
     Increase (decrease) in postretirement benefits
       other than pensions, non-current                           65,967       841,376            -
                                                                --------      --------     --------
         Net cash provided by (used for) operating activities    (21,266)      128,346      105,860

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net              (202,085)     (239,060)    (212,374)
  Additions to other property                                   (144,474)     (277,230)     (93,187)
  Proceeds from disposition of assets                            178,387       429,463      250,217
  Change in restricted cash and investments                      (14,221)      (95,331)     (63,735)
  Other                                                             (311)       (8,293)         807
                                                               ---------      --------     --------
         Net cash used for investing activities                 (182,704)     (190,451)    (118,272)

Cash flows from financing activities
  Issuance of debt                                               597,834     1,073,336      663,327
  Reduction of debt                                             (889,872)     (991,717)    (922,856)
  Issuance of common stock                                       230,891         3,452       12,296
  Issuance of preferred stock                                    400,719             -      213,153
  Sale of treasury stock                                           8,273         5,235            -
  Dividends                                                      (71,566)      (51,766)     (41,974)
                                                                --------      --------     --------
         Net cash provided by (used for) financing activities    276,279        38,540      (76,054)
                                                                --------      --------     --------
Net increase (decrease) in cash and cash equivalents              72,309       (23,565)     (88,466)
                                                                --------      --------     --------
Cash and cash equivalents end of year                          $ 368,347     $ 296,038    $ 319,603
                                                                ========      ========     ========
Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions                   $ 343,188     $ 219,611    $ 132,455
  Issuance of debt for additions to other property             $     669     $       -    $   4,200
  Reduction of debt - aircraft related                         $  47,685     $       -    $       -
  Proceeds from disposition of property applied against debt   $       -     $       -    $  42,975
  Issuance of debt for materials                               $       -     $     909    $       -

Supplemental Information
  Cash paid during the year for interest, net of amounts
    capitalized                                                $ 236,122     $ 220,713    $ 215,872
                                                                ========      ========     ========

  Net cash received (paid) during the year for income taxes    $    (967)    $  30,480    $  38,079
                                                                ========      ========     ========

See accompanying Notes to Consolidated Financial Statements.

USAir Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1993                                      (dollars in thousands except per share amounts)
========================================================================================================================
                                                                                                Adjustments
                                                                                                    For
                                                              Retained               Deferred     Minimum
                             Preferred  Common     Paid-In    Earnings     Treasury   Compen-     Pension
                              Stock B    Stock     Capital    (Deficit)     Stock      sation    Liability      Total
                             ---------  ------     -------    ---------    --------  --------   -----------     -----
Balance December 31, 1990    $      -  $ 48,282  $1,210,816  $   409,684  $(123,914) $(110,757)  $       -  $ 1,434,111

Reversion of 15,000 shares
 of restricted stock
 previously granted                 -       (15)       (221)           -          -        354           -          118

Sale of 1,133,000 shares
 of common stock                    -     1,133       10,363           -          -          -           -       11,496

Issuance of 4,263,050
 depositary shares of
 Series B cumulative
 convertible preferred
 stock                        213,153         -            -           -          -          -           -      213,153

Dividends declared
 (preferred stock):
  Series A-$92.50 per share         -         -            -     (33,115)         -          -           -      (33,115)
  Series B-$4.375 per
    depositary share                -         -            -      (8,859)         -          -           -       (8,859)

Amortization of deferred
 compensation                       -         -            -           -          -      6,516           -        6,516

Net loss                            -         -           -     (305,258)         -          -           -     (305,258)
                              -------   -------   ---------   ----------   --------   --------    --------   ----------
Balance December 31, 1991     213,153    49,400   1,220,958       62,452   (123,914)  (103,887)          -    1,318,162

Reversion of 28,000 shares
 of restricted stock pre-
 viously granted                    -       (28)       (465)           -          -        740           -          247

Exercise of 6,000 options           -         -        (207)           -        270          -           -           63

Sale of 209,000 shares of
 common stock                       -       209        3,243           -          -          -           -        3,452

Sale of 384,000 shares of
 treasury stock                     -         -      (12,097)          -     17,268          -           -        5,171

Dividends declared
 (preferred stock):
  Series A-$92.50 per share         -         -            -     (33,115)         -          -           -      (33,115)
  Series B-$4.375 per
   depository share                 -         -            -     (18,651)         -          -           -      (18,651)

Amortization of deferred
 compensation                       -         -          333           -          -      4,137           -        4,470

Equity reduction for minimum
 pension liability                  -         -            -           -          -          -      (6,820)      (6,820)

Net loss                            -         -            -  (1,228,916)         -          -           -   (1,228,916)
                              -------   -------    ---------  ----------   --------   --------    --------   ----------
Balance December 31, 1992     213,153    49,581    1,211,765  (1,218,230)  (106,376)   (99,010)     (6,820)      44,063


                                                (Continued on next page)


USAir Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1993                                      (dollars in thousands except per share amounts)
========================================================================================================================
                                                                                                Adjustments
                                                                                                    For
                                                              Retained               Deferred     Minimum
                             Preferred  Common     Paid-In    Earnings     Treasury   Compen-     Pension
                              Stock B    Stock     Capital    (Deficit)     Stock      sation    Liability      Total
                             ---------  ------     -------    ---------    --------  --------   -----------     -----
Balance December 31, 1992     213,153    49,581   1,211,765   (1,218,230)  (106,376)   (99,010)     (6,820)      44,063

Reversion of 1,600 shares
 of restricted stock
 previously granted                 -        (1)        (19)           -          -         31           -           11

Sale of 11,500,000 shares
 of common stock                    -    11,500     219,391            -          -          -           -      230,891

Exercise of 33,500 options          -         -        (929)           -      1,506          -           -          577

Sale of 466,400 shares of
 treasury stock                     -         -     (13,283)           -     20,979          -           -        7,696

Dividends declared (preferred
 stock):
  Series A-$92.50 per share         -         -           -      (33,115)         -          -           -      (33,115)
  Series B-$4.375 per
   depository share                 -         -           -      (18,651)         -          -           -      (18,651)
  Series F-$700 per share           -         -           -      (17,967)         -          -           -      (17,967)
  Series T-Variable dividend
   rate - see Note 8                -         -           -       (1,833)         -          -           -       (1,833)

Amortization of deferred
 compensation                       -         -         421            -          -      4,022           -        4,443

Equity reduction for minimum
 pension liability                  -         -           -            -          -          -     (35,575)     (35,575)

Net loss                            -         -           -     (393,116)         -          -           -     (393,116)
                              -------   -------   ---------   ----------   --------   --------    --------   ----------
Balance December 31, 1993    $213,153  $ 61,080  $1,417,346  $(1,682,912) $ (83,891) $ (94,957)  $ (42,395) $  (212,576)
                              =======   =======   =========   ==========   ========    =======    ========   ==========


See accompanying Notes to Financial Statements

                                                                 74

                        USAir Group, Inc.
            Notes to Consolidated Financial Statements




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of USAir Group, Inc. ("USAir Group" or the "Company") and its wholly-owned subsidiaries USAir, Inc. ("USAir"), Piedmont Airlines, Inc. ("Piedmont") (formerly Henson Aviation, Inc.), Jetstream International Airlines, Inc. ("Jetstream"), Pennsylvania Commuter Airlines, Inc. ("PCA"), USAir Leasing and Services, Inc. ("Leasing"), USAir Fuel Corporation and Material Services Company, Inc. All significant intercompany accounts and transactions have been eliminated.

     At December 31, 1992, USAM Corp. ("USAM"), a subsidiary of USAir, owned 11% of the Covia Partnership ("Covia") which owned and operated a computerized reservation system ("CRS"). In September 1993, Covia purchased the assets of the corporation that owned and operated the Galileo CRS which provided CRS services to travel agent subscribers in Europe. Covia was then separated into three new entities. As a result, at December 31, 1993, USAM owns 11% of the Galileo International Partnership which owns and operates the Galileo CRS, approximately 11% of the Galileo Japan Partnership which markets the Galileo CRS in Japan, and approximately 21% of the Apollo Travel Services Partnership which markets the Galileo CRS in the U.S. and Mexico. USAM accounts for these investments using the equity method.

     On August 1, 1992, two wholly-owned USAir Group's commuter airline subsidiaries, Allegheny Commuter Airlines, Inc. and PCA, merged. PCA, the surviving entity, operates under the name of Allegheny Commuter Airlines, with headquarters in Middletown, Pennsylvania.

     On July 15, 1992, USAir Group completed the sale of three of its wholly-owned subsidiaries: Piedmont Aviation Services, Inc., Air Service, Inc. and Aviation Supply Corporation. The Company realized a gain of $10.3 million as a result of the sale. The three former subsidiaries engaged in fixed base operations and the sale and repair of aircraft and aircraft components. These subsidiaries were included in the accounts until their sale.

     On October 9, 1991, USAir reached agreement for the sale of certain assets of its wholly-owned subsidiary Pacific Southwest Airmotive ("Airmotive"). Airmotive discontinued operations in the third quarter of 1991. USAir did not realize any material gain or loss on the sale and discontinuance of Airmotive's operations.

     USAir Group's principal operating subsidiary, USAir, and its three commuter airline subsidiaries, Piedmont, Jetstream and PCA, operate within one industry (air transportation); therefore, no segment information is provided.

     Certain 1992 and 1991 amounts have been reclassified to conform with 1993 classifications.

     (b) Cash and Cash Equivalents

     For financial statement purposes, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     (c) Materials and Supplies

     Inventories of materials and supplies are valued at average cost and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable parts.

     (d) Property and Equipment

     Property and equipment is stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Maintenance and repairs, including the overhaul of aircraft components, are charged to operating expense as incurred and costs of major improvements are capitalized for both owned and leased assets. Interest related to deposits on aircraft purchase contracts and facility and equipment construction projects is capitalized as additional cost of the asset or as leasehold improvement if the asset is leased. Depreciation and amortization for principal asset classifications is provided on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

                                    Depreciable
          Assets                       Lives      Residual Values
          ------                    -----------   ---------------
                                      (years)       (in millions)
Aircraft
  Boeing 767-200ER                       20            $14.0
  Boeing 757-200                         20              8.0
  Boeing 737-300/400                     20              7.5
  Boeing 737-200                        5-17           2.5-5.0
  BAe-146                                18              3.0
  McDonnell Douglas MD-80                20              7.5
  Douglas DC-9-30                        17              3.0
  Fokker 100                             20              5.0
  Fokker F28                            6-8            1.0-2.0
  Commuter aircraft                    10-17           0.4-1.5
  Improvement to leased aircraft   life of lease          -

Ground property, equipment and         1-10 or
  leasehold improvements            life of lease         -

Buildings                               25-30             -

     Property acquired under capital lease is amortized on a straight-line basis over the term of the lease and charged to depreciation expense.

     (e) Goodwill, Other Intangibles and Other Assets

     Goodwill, the cost in excess of fair value of identified net assets acquired, is being amortized on a straight-line basis over 40 years as other non-operating expense. Accumulated amortization at December 31, 1993 and 1992 was $98 million and $82 million, respectively.

     Intangible assets consist of purchased operating rights at various airports, purchased route authorities, and the intangible assets associated with the underfunded amounts of certain pension plans. The operating rights, valued at purchase cost or appraised value if acquired from Piedmont Aviation, Inc. ("Piedmont Avia-tion") or Pacific Southwest Airlines ("PSA"), are being amortized over periods ranging from ten to 25 years as Other Rent and Landing Fees Expense. The purchased route authorities are amortized over periods of 25 years as other operating expense. Accumulated amortization at December 31, 1993 and 1992 was $72 million and $65 million, respectively. The decrease in Other Intangibles, net in 1993 is primarily attributable to the $47 million reclassification of two London routes to Other Assets as a result of USAir's relinquishment of these routes as contemplated by the January 21, 1993 Investment Agreement ("Investment Agreement") between the Company and British Airways Plc ("BA"). USAir relinquished its Charlotte to London route authority in January 1994. In addition, takeoff and landing slots at Washington National Airport were purchased from Northwest Airlines, Inc. ("Northwest") for $10 million during 1993.

     (f) Restricted Cash and Investments

     Restricted cash and investments consist primarily of deposits in trust accounts to collateralize letters of credit or workers compensation policies and short-term investments restricted for specified construction projects. These amounts are classified as Other Assets on the accompanying balance sheets.

     (g) Deferred Gains on Sale and Leaseback Transactions

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the term of the leases as a reduction of rental expense.

     (h) Passenger Revenue Recognition

     Passenger ticket sales are recognized as revenue when the transportation service is rendered. At the time of sale, a liability is established (Traffic Balances Payable and Unused Tickets) and subsequently eliminated either through carriage of the passenger, through billing from another carrier which renders the service or by refund to the passenger.

     (i) Frequent Traveler Awards

     USAir accrues the estimated incremental cost of providing outstanding travel awards earned by participants in its Frequent
Traveler Program.

     (j) Investment Tax Credit

     Investment tax credit benefits are recorded using the "flow-through" method as a reduction of the Federal income tax provision.

     (k) Earnings Per Share

     Earnings per share is computed by dividing net loss, after deducting preferred stock dividend requirements, by the weighted average number of shares of Common Stock outstanding, net of treasury stock. USAir Group's outstanding redeemable Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), Series B Cumulative Convertible Preferred Stock ("Series
B Preferred Stock"), redeemable Series F Cumulative Senior Preferred Stock ("Series F Preferred Stock"), redeemable Series T Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T Preferred Stock) and common stock equivalents are anti-dilutive.

     (l) Swap Agreements

     USAir has entered into hedging arrangements to reduce its exposure to fluctuations in the price of jet fuel. Net settlements are recorded as adjustments to aviation fuel expense. USAir is party to such hedging arrangements with several entities. Under these arrangements, the Company's maximum commitments, which are offset by amounts received under the arrangements, totaled approximately $100.3 million and $158.7 million at December 31, 1993 and 1992, respectively. Although the agreements expose the Company to credit loss in the event of nonperformance by the other parties to the agreements, the Company does not anticipate such nonperformance.

     The Company has entered into interest rate swap transactions to manage interest rate exposure. Net settlements are recorded as an adjustment to interest expense. The Company is party to such interest rate swap agreements with banks and other financial institutions. The notional principal amounts of these agreements were $150 million and $400 million at December 31, 1993 and 1992, respectively. Under these swap agreements, the Company pays interest at fixed rates averaging 9.8% and 9.7% at December 31, 1993 and 1992, respectively, and receives floating rate interest payments based on three-month LIBOR. Although the agreements, which expire in 1995, expose the Company to credit loss in the event of non-performance by the other parties to the agreements, the Company does not anticipate such non-performance.

(2)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Unless a quoted market price indicates otherwise, the fair values of cash and investments generally approximate carrying values because of the short maturity of these instruments. The

Company has estimated the fair value of long-term debt based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar remaining maturities. The estimated fair values of the Series A Preferred Stock, Series F Preferred Stock and Series T Preferred Stock are obtained by consulting with an independent external valuation source. The fair values of interest rate swap agreements, energy swap agreements and foreign currency contracts are obtained from dealer quotes whereby these values represent the estimated amount the Company would receive or pay to terminate such agreements.

     The estimated fair values of the Company's financial instru-ments are summarized as follows:

                                    December 31,
                     ------------------------------------------
                             1993                  1992
                     --------------------   -------------------
                                Estimated             Estimated
                      Carrying     Fair     Carrying     Fair
                       Amount     Value      Amount     Value
                      --------  ---------   --------  ---------

                                    (in thousands)
Cash and short-
  term invest-
  ments              $  368,347 $  368,347 $  296,038 $  296,038
Restricted cash
  and investments       173,357    173,305    159,151    159,096
Long-term debt (ex-
  cludes capital
  lease obliga-
  tions)              2,426,461  2,477,523  2,378,041  2,228,679
Redeemable pre-
  ferred stock          758,719    718,633    358,000    319,000
Interest rate swap
agreements:
  In a net payable
  position                    -    (14,492)         -    (27,423)
Energy swap agree-
ments:
  In a net payable
  position                    -    (10,352)         -     (1,003)
Foreign currency
 contracts:
   In a net payable
   position                   -     (1,874)         -     (1,168)

(3)  LONG-TERM DEBT

     Details of long-term debt are as follows:

                                                December 31,
                                          ----------------------
                                             1993        1992
                                             ----        ----

                                               (in thousands)
Senior Debt:
  12 7/8% Senior Debentures due 2000      $   77,000  $   96,000
  10% Senior Notes due 2003                  300,000           -
  6.9% to 14.3% U. S. Government
    Guaranteed Obligations,
    Installments due 1994 to 1995              6,180      35,266
  10 1/2% to 13 1/8% Equipment Trust
    Certificates, Installments due 1994          972       8,265
  4.1% to 13 5/8% Equipment Financing
    Agreements, Installments due 1994
    to 2016                                1,890,418   1,531,899
  3.9% to 8.6% Airport Facility Revenue
    Bonds and Notes, Installments due
    1994 to 2022                              27,620      29,720
  4.3% to 5% Aircraft Purchase Deposit
    Financing, Installments due 1994 to
    1999                                     120,311     229,484
  Other                                        3,960       4,535
                                           ---------   ---------
                                           2,426,461   1,935,169
Credit Agreement Borrowings                        -     430,000
Capital Lease Obligations                    105,389     136,922
Other                                              -      12,872
                                           ---------   ---------
   Total                                   2,531,850   2,514,963
Less Current Maturities                       87,833     250,019
                                           ---------   ---------
                                          $2,444,017  $2,264,944
                                           =========   =========

     Maturities of long-term debt and debt under capital leases for the next five years are as follows:

                          (in thousands)

                    1994               $   87,833
                    1995                   75,344
                    1996                   73,464
                    1997                   84,027
                    1998                  152,180
                    Thereafter          2,059,002

     In addition to the varying interest rate on Credit Agreement borrowings as described below, interest rates on $239 million principal amount of long-term debt at December 31, 1993 are subject to adjustment to reflect prime rate and other rate changes.

     The Company and a group of banks are parties to a Credit Agreement dated as of March 30, 1987, as amended (the "Credit Agreement") which makes a $300 million revolving credit facility available to the Company as of December 31, 1993. The Credit Agreement expires on September 30, 1994. At December 31, 1993, loans under the Credit Agreement, at the option of the Company, would have borne interest at a reference rate, a Eurodollar rate plus 2.50% - 2.65% per annum, determined by the Company's coverage ratio discussed below, or a bid rate if offered by a lending bank. During 1993, 1992 and 1991, the maximum amount of credit agreement borrowings outstanding at any month end was $250 million, $450 million and $733 million, respectively. All outstanding Credit Agreement borrowings were paid off in May 1993 and no other funds were borrowed during the remainder of 1993. The average amount of Credit Agreement borrowings outstanding and weighted average interest rate for 1993 were $37 million and 5.8%, respectively. The average amount of Credit Agreement borrowings outstanding and the weighted average interest rate for 1992 were $174 million and 6.2%, respectively. The average amount of Credit Agreement borrowings and the weighted average interest rate for 1991 were $510 million and 8.3%, respectively.

     On June 21, 1993, USAir Group entered into the Seventh Amendment to the Credit Agreement. The Seventh Amendment increased the limit of unsecured debt of subsidiaries to $300 million from $200 million. On December 21, 1993, the Company obtained a waiver under the Credit Agreement which further increased the limit of unsecured debt of subsidiaries to $620 million for the period commencing December 21, 1993 and ending on the final annual reduction date of September 30, 1994. This waiver also exempted the Company from compliance, for the quarter ended December 31, 1993, with the coverage ratio test which must be maintained as part of the Credit Agreement. The Company would not otherwise have complied with this test as of December 31, 1993 but was in compliance with the other financial covenants required to be maintained as part of the Credit Agreement. USAir Group is currently unable to borrow under the Credit Agreement because it is in violation of a minimum net worth covenant thereunder. In addition, based on current projections of its results for 1994, USAir Group expects that it will not be in compliance with the coverage ratio test and possibly other financial covenants at March 31, 1994 and during the remainder of the year. There can be no assurance that USAir Group will be able to obtain a waiver of compliance with these covenants or arrange a replacement facility. Certain USAir, Piedmont and PCA aircraft and engines with a net book value of $247 million at December 31, 1993 secure the Credit Agreement.

     Equipment financings totaling $2.0 billion are collateralized by aircraft and engines with a net book value of $2.2 billion at December 31, 1993.

     An aggregate of $32 million of future principal payments of the Equipment Financing Agreements are payable in Japanese Yen. This foreign currency exposure has been hedged to maturity. Although the Company is exposed to credit loss in the event of non-performance by the counterparty to the hedge agreement, the Company does not anticipate such non-performance.

     On February 2, 1994, USAir sold $175 million principal amount of 9 5/8% Senior Notes ("9 5/8% Senior Notes") which are uncondi-tionally guaranteed by the Company. The 9 5/8% Senior Notes are not reflected in the above table because they were sold after December 31, 1993.

(4)  COMMITMENTS AND CONTINGENCIES

     (a) Operating Environment

     The economic conditions in the United States, fare competition and the emergence and growth of lower cost, lower fare carriers in the domestic airline industry are factors affecting the financial condition of USAir Group. Industry capacity has recently failed to mirror changes in demand due primarily to the continued delivery of new aircraft and secondarily, to the prolonged operation of certain major U.S. carriers under the protection of Chapter 11 of the Bankruptcy Code. USAir competes with at least one major airline on most of its routes between major cities. Although the economy generally has shown signs of improvement, the Company expects that the competitive environment in the airline industry, the entry of low cost, low fare carriers into USAir's markets, and the excess capacity in the domestic airline industry will continue to have an adverse effect on USAir's passenger revenue for the foreseeable future. The extent or duration of these conditions cannot be reasonably determined at this time.

     (b) Lease Commitments

     The Company's airline subsidiaries lease certain aircraft, engines, computer and ground equipment, in addition to the majority of their ground facilities. Ground facilities include executive offices, overhaul and maintenance bases and ticket and administra-tive offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Most leases also include renewal options and some aircraft leases include purchase options.

     The following amounts applicable to capital leases are included in property and equipment:

                                                December 31,
                                            ---------------------
                                              1993         1992
                                              ----         ----

                                                (in thousands)
Flight equipment                            $266,743     $310,870
Ground property and equipment                 10,961       10,961
                                             -------      -------
                                             277,704      321,831
Less accumulated amortization                184,999      208,588
                                             -------      -------
                                            $ 92,705     $113,243
                                             =======      =======

     At December 31, 1993, obligations under capital and noncancel-able operating leases for future minimum lease payments were as follows:

                                          Capital       Operating
                                          Leases         Leases
                                          -------       ---------
                                              (in thousands)
1994                                      $ 34,591    $   771,593
1995                                        26,358        763,924
1996                                        22,492        737,464
1997                                        21,697        745,817
1998                                        10,687        706,161
Thereafter                                  38,362      7,935,534
                                           -------     ----------
   Total minimum lease payments            154,187    $11,660,493
                                                       ==========
   Less amount representing interest        48,798
                                           -------
Present value of net minimum lease
   payments                               $105,389
                                           =======

     Rental expense under operating leases for 1993, 1992 and 1991 was $781 million, $707 million and $605 million, respectively. Rental expense for 1993 excludes a charge of $9 million related to certain airport facilities where USAir has, among other things, discontinued or reduced its service. Rental expense for 1992 excludes a charge of $72 million related to USAir's grounded BAe-146 fleet. Rental expense for 1991 excludes a credit of $9 million for the BAe-146 fleet.

     (c) Legal Proceedings

     The Company and various subsidiaries have been named as defendants in various suits and proceedings which involve, among other things, environmental concerns and employment matters. These suits and proceedings are in various stages of litigation, and the status of the law with respect to several of the issues involved is unsettled. For these reasons the outcome of these suits and proceedings is difficult to predict. In the Company's opinion, however, the disposition of these matters is not likely to have a material adverse effect on its financial condition or results of operations.

     In 1989 and 1990, a number of U.S. air carriers, including USAir, received two Civil Investigative Demands ("CIDs") from the U.S. Department of Justice ("DOJ") (a CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action) related to investigations of price fixing in the domestic airline industry.

     The investigations by the DOJ culminated in the filing of a lawsuit against Airline Tariff Publishing Company ("ATPCo") and eight major air carriers, including USAir, alleging that the defendants had agreed to fix prices in violation of Section 1 of the Sherman Act through the methods used to disseminate fare data to ATPCo, an airline-owned fare publishing service. To avoid the costs associated with protracted litigation and an uncertain outcome, USAir and another carrier decided to settle the lawsuit by entering into a consent decree to modify their fare-filing practices in certain respects and to implement compliance programs that would include education of employees regarding the carriers' responsibilities under the consent decree. Accordingly, the consent decree and the U.S. Government's complaint were filed contemporaneously in the U.S. District Court for the District of Columbia in December 1992. Due to certain legal requirements associated with the settlement of government antitrust suits, the consent decree could not be entered until a notice and comment period had expired. On November 1, 1993, after it had reviewed the comments, the Court entered the consent decree. USAir does not believe that the fare-filing practices reflected in the consent decree will have a material adverse effect on its financial condition or on its ability to compete. In March 1994, the remaining six air carrier defendants agreed to the entry of a separate consent decree to settle the lawsuit. This consent decree cannot be entered by the Court until a notice and comment period
has expired.   When that consent decree is entered, USAir can
petition the Court to have its consent decree amended to conform with the other settlement and the Court will enter the amended consent decree.

     On March 19, 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit. The class action suit, which was filed in July 1990, alleged that the airlines used ATPCo to signal and communicate carrier pricing intentions and otherwise limit price competition for travel to and from numerous hub airports. Under the terms of the settlement, the six air carriers will pay $45 million in cash and issue $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines. USAir's share of the cash portion of the settlement, $5 million, was recorded in results of operations for the second quarter of 1992. The certificates provide a dollar-for-dollar discount against the cost of a ticket generally of up to a maximum of 10% per ticket, depending on the cost of the ticket. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow.
However, due to the interchangeability of the certificates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates, and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on future passenger revenue and cash flows. USAir has employed the incremental cost method to estimate a range of costs attributable to the exercise of the certificates, based on the assumption that the estimated maximum number of certificates to be redeemed for travel on USAir will be related to USAir's market share relative to the total market share of the six carriers involved in the settlement. USAir's estimated percentage of such market share is less than 9%. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, liability insurance, and denied boarding compensation expenses expected to be incurred on a per passenger basis. USAir has estimated that its incremental cost will not be material based on the equivalent free trips associated with the settlement.

     The Attorney General of the State of Florida and the Attorneys General of several other states are investigating whether several major airlines, including USAir, have engaged in price fixing and other unlawful restraints of trade. Certain of these Attorneys General have issued document requests to USAir and several other airlines requiring them to provide certain information and documents. At this time, USAir cannot predict the manner in which these investigations will be resolved and if the resolution will have an adverse effect on USAir's results of operations or financial position.

     (d) Aircraft Commitments

     At December 31, 1993 USAir's new aircraft on firm order, options for new aircraft and scheduled payments for new aircraft orders (including progress payments, buyer furnished equipment, spares, and capitalized interest) were:

                      Delivery Period - Firm Orders
                -----------------------------------------
                                             There-
                1994  1995  1996  1997  1998  after Total Options
                ----  ----  ----  ----  ----  ----- ----- -------
Boeing
  767-200ER        -     -     -     -     -     -       -     2
  757-200          5     7     8     -     -     -      20    12
  737 Series       -     -     -    12    12    16      40    63
                 ---   ---   ---   ---   ---   ---     ---   ---
     Total         5     7     8    12    12    16      60    77
                 ===   ===   ===   ===   ===   ===     ===   ===
Payments
 (millions)     $284  $321  $381  $428  $435  $451  $2,300
                 ===   ===   ===   ===   ===   ===   =====

     USAir may elect, under certain circumstances, to convert Boeing 737 Series and Boeing 767 Series firm order or option deliveries to Boeing 757-200 deliveries. If USAir were to elect such a substitution, the payments presented in the table above would change. USAir is currently in negotiations with Boeing regarding, among other things, the above schedule of new aircraft deliveries.

     In addition, USAir has a commitment to purchase hushkits for certain of its McDonnell Douglas DC-9-30 aircraft and a substantial portion of its Boeing 737-200 aircraft. The installation of these hushkits will bring the aircraft into compliance with Federal Aviation Administration ("FAA") Stage 3 noise level requirements. The projected payments associated with the purchase of the hushkits are: $29.1 million - 1994; $12.0 million - 1995; $42.3 million -
1996; $43.4 million - 1997; $44.0 million - 1998; and $30.8 million thereafter.

     (e) Concentration of Credit Risk

     USAir Group does not believe it is subject to any significant concentration of credit risk. At December 31, 1993, most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards (48%) or to tickets sold by other airlines (17%) and used by passengers on USAir or the commuter subsidiaries. These receivables are short-term, generally being settled shortly after sale or in the month following usage. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

     (f) Guarantees

     At December 31, 1993, USAir guaranteed payments of certain debt obligations of the Galileo International Partnership amounting to approximately $16 million.

(5)  SALE OF RECEIVABLES

     USAir is party to an agreement ("Receivables Agreement") to sell, on a revolving basis, undivided interest of up to $240 million in a pool of designated receivables. Approximately $141 million was available for sale at December 31, 1993 based on receivable balances at that date. The maximum amount available under the Receivables Agreement to be sold gradually reduces from $240 million at December 31, 1993, to $190 million on June 30, 1994. The Receivables Agreement expires on December 21, 1994. USAir had no outstanding amounts due under the Receivable Agreement at December 31, 1993. The net amounts sold reduce receivables in the accompanying balance sheet by $220 million and $188 million at December 31, 1992 and 1991, respectively. Included in the accounts payable balances at December 31, 1992 and 1991, are $74 million and $64 million, respectively, which represent funds held by USAir related to previously sold receivables that had been collected.

     USAir obtained a waiver from the purchaser of the receivables and its operating agent, exempting USAir from compliance with the coverage ratio financial covenant in the Receivables Agreement for the quarter ended December 31, 1993. USAir is currently unable to sell receivables under the Receivables Agreement because it is in violation of a minimum net worth covenant thereunder. In addition, based on current projections of its results for 1994, USAir expects that it will not be in compliance with the coverage ratio test and possibly other financial covenants at March 31, 1994 and during the remainder of the year. There can be no assurance that USAir will be able to obtain a waiver of compliance with these covenants or to arrange a replacement facility.

(6)  INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 required a change from the deferred method under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. No cumulative adjustment at January 1, 1993, and no income tax credit for the year ended December 31, 1993, were recognized due to the FAS 109 limitation in recognizing benefits for net operating losses.

     The Company files a consolidated Federal income tax return with its wholly-owned subsidiaries.

     The components of the provision (credit) for income taxes are as follows:

                                1993         1992         1991
                                ----         ----         ----

                                        (in thousands)
Current provision (credit):
  Federal                      $     -      $     -    $ (24,523)
  State                              -            -         (405)
                                ------       ------     --------
  Total current credit               0            0      (24,928)
                                ------       ------     --------
Deferred provision (credit):
  Federal                            -            -      (84,368)
  State                              -            -         (247)
                                ------       ------     --------
  Total deferred credit              0            0      (84,615)
                                ------       ------     --------
Provision (credit) for
  income taxes                 $     0      $     0    $(109,543)
                                ======       ======     ========


     The significant components of deferred income tax expense/-
(benefit) for the year ended December 31, 1993, are as follows:

     Deferred tax benefit (exclusive of the
       other components listed below)              $(136,191)
     Adjustments to deferred tax assets and
       liabilities for enacted changes in tax
       laws and rates                                 (8,880)
     Increase for the year in the valuation
       allowance for deferred tax assets             145,071
                                                    --------
     Total                                         $       0
                                                    ========

     For the years ended December 31, 1992 and 1991 deferred income taxes result from differences in the recognition of revenue and expenses and investment tax credits for tax and financial reporting purposes. The major items resulting in these differences and the related tax effects are shown in the following chart:

                                              1992        1991
                                              ----        ----

                                               (in thousands)
Equipment depreciation and
   amortization                            $  70,441  $   87,219
Gain on sale and leaseback
   transactions                              (55,238)    (60,727)
Net operating loss carryforward               53,753    (138,044)
Alternative minimum tax                            0      36,335
Employee benefits                            (36,015)     26,671
Tax benefits purchased/sold                    6,752       9,672
Investment tax credits                        (2,372)    (14,466)
Leasing transactions                         (33,296)    (24,236)
Frequent traveler program                     (2,815)     (7,492)
Other                                         (1,210)        453
                                             -------    --------
Total deferred provision (credit)           $      0   $ (84,615)
                                             =======    ========

     A reconciliation of taxes computed at the statutory Federal tax rate on earnings before income taxes to the provision (credit) for income taxes is as follows:

                                 1993        1992         1991
                                 ----        ----         ----

                                        (in thousands)
Tax provision (credit)
  computed at statutory
  rate                         $(137,591)  $(204,278)  $(141,033)
State income taxes, net of
  Federal tax benefit                  -           -        (430)
Book expenses not deductible
  for tax purposes                10,390      22,770      31,920
Limitation in recognizing
  tax benefit of net
  operating loss                 136,081     181,508           -
Adjustments to deferred
  tax assets and liabilities
  for enacted changes in tax
  laws and rates                  (8,880)          -           -
                                --------    --------    --------
Provision (credit) for
   income taxes                $       0   $       0   $(109,543)
                                ========    ========    ========

Effective tax rate                     0%          0%       26.4%
                                ========    ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are presented below:

                                                   (in thousands)
Deferred tax assets:
  Leasing transactions                                $  132,551
  Tax benefits purchased/sold                             79,434
  Gain on sale and leaseback transactions                164,613
  Employee benefits                                      430,257
  Net operating loss carryforwards                       557,494
  Alternative minimum tax credit carryforwards            21,146
  Investment tax credit carryforwards                     49,802
  Other deferred tax assets                               62,615
                                                       ---------
    Total gross deferred tax assets                    1,497,912
  Less valuation allowance                              (564,838)
                                                       ---------
    Net deferred tax assets                              933,074

Deferred tax liabilities:
  Equipment depreciation and amortization               (874,640)
  Other deferred tax liabilities                         (58,434)
                                                       ---------
    Net deferred tax liabilities                        (933,074)
                                                       ---------
    Net deferred taxes                                $        0
                                                       =========

     The valuation allowance for deferred tax assets as of January 1, 1993, was $420 million. The increase in the valuation allowance during 1993 was $145 million.

     At December 31, 1993, the Company had unused net operating losses of $1.5 billion for Federal tax purposes, which expire in the years 2005-2008. The Company also has available, to reduce future taxes payable, $460 million alternative minimum tax net operating losses expiring in 2007 and 2008, $50 million of investment tax credits expiring in 2002 and 2003, and $21 million of minimum tax credits which do not expire. The Federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

(7)   BRITISH AIRWAYS PLC INVESTMENT

     On January 21, 1993, USAir Group and BA entered into the Investment Agreement under which a wholly-owned subsidiary of BA purchased certain series of convertible preferred stock during 1993 (see Note 8 - Redeemable Preferred Stock) and BA entered into code sharing and wet lease arrangements with USAir contemplated by the Investment Agreement. On March 7, 1994, BA announced that it would not make any additional investments in the Company until the outcome of measures by the Company to reduce its costs and improve its financial results is known.

     At December 31, 1993, the preferred stock held by BA con-stituted approximately 22% of the total voting interest in the Company. To the extent permitted by foreign ownership restrictions which are applicable by statute regulations or interpretation by regulatory authorities, including the U.S. Department of Transpor-tation ("DOT") ("Foreign Ownership Restrictions"), the preferred stock owned by BA votes on all matters presented to the Company's stockholders for a vote and has voting power equal to the underly-ing shares of Common Stock. Under the Investment Agreement, on January 21, 1993, BA designated three of its officers to serve on the Company's Board of Directors. The Company has agreed to use its best efforts to place these designees on the slate of nominees for election as Directors of the Company.

     In addition to BA's holdings of the Company's preferred stock at December 31, 1993, BA has the option, which it has announced it will not exercise under current circumstances, to purchase, at a minimum, an additional $450 million of the Company's preferred stock. Under certain circumstances, BA is entitled, at its option, to purchase, on or prior to January 21, 1996, 50,000 shares of Series C Cumulative Convertible Senior Preferred Stock ("Series C Preferred Stock") resulting in an additional cash investment in the Company of $200 million, and, on or prior to January 21, 1998, 25,000 shares of Series E Cumulative Convertible Senior Preferred Stock ("Series E Preferred Stock") resulting in an additional cash investment in the Company of $250 million. If the DOT approves all the transactions and acts contemplated by the Investment Agreement, at the election of either BA or the Company on or prior to January 21, 1998, BA's purchase of the Series C Preferred Stock (unless previously consummated) and BA's purchase of the Series E Preferred Stock must be consummated under certain circumstances.

     On March 15, 1993, the DOT issued an order ("DOT Order") stating, among other things, that BA's initial investment does not impair USAir's citizenship under current U.S. Foreign Ownership Restrictions. However, the DOT instituted a proceeding to consider whether USAir will remain a U.S. citizen if the transactions and acts contemplated by the Investment Agreement, including the possible sale of Series C Preferred Stock and Series E Preferred

Stock, to BA, are consummated. The DOT has indefinitely suspended the period for comments from interested parties pending its resolution of requests by other airlines for production of additional documents from USAir. The DOT Order states that the DOT expects and advises USAir and BA not to proceed with the closing of the purchase of the Series C Preferred Stock or the Series E Preferred Stock until the DOT has completed its review of USAir's citizenship. In any event, on March 7, 1994, BA announced it would not make any additional investments in the Company under current circumstances. USAir cannot predict the outcome of the proceedings or if further transactions contemplated under the Investment Agreement, including the sale of Series C and Series E Preferred Stock to BA, will be consummated. The sale of additional preferred stock to BA on June 10, 1993 (see Note 8(c)), did not result in BA's ownership of voting stock in the Company exceeding applicable foreign ownership restrictions and therefore does not affect the Company's U.S. citizenship under those restrictions.

(8)  REDEEMABLE PREFERRED STOCK

     (a) Series A Preferred Stock

     At December 31, 1993, the Company had 358,000 shares of its
9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), without par value, outstanding which was convertible into 9,239,944 shares of the Company's Common Stock at a conversion price of approximately $38.74 per share. The Series A Preferred Stock ranks pari passu with the Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock"), without par value, and Series T-_ Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T Preferred Stock"), without par value, and senior to the Series B Cumulative Convert-ible Preferred Stock ("Series B Preferred Stock"), without par value, Junior Participating Preferred Stock, Series D ("Series D Preferred Stock"), without par value, and the Common Stock, with respect to dividend payments and the distribution of assets. At December 31, 1993, the Series A Preferred Stock is entitled to approximately 25.81 votes per share (determined by dividing the $1,000 liquidation preference per share of Series F Preferred Stock by the $38.74 conversion price), or a total of 9,239,944 votes, and votes together with the Series F Preferred Stock, the Series T Preferred Stock and the Common Stock, on all matters submitted to a vote of stockholders of the Company.

     The Series A Preferred Stock is redeemable on August 7, 1999 at $1,000 per share. The Company has the right to redeem the stock at a 10% premium until that time. The agreement relating to the sale of the Series A Preferred Stock imposes certain restrictions on the purchaser's ability to increase its ownership of, and to transfer, its stock in USAir Group. There have been no changes in the balance sheet value of the Series A Preferred Stock since its issuance in 1989.

     (b) Series F Preferred Stock

      At December 31, 1993, the Company had outstanding 30,000 shares of its 7% Series F Preferred Stock which was convertible into 15,458,658 shares of the Company's Common Stock at a conver-sion price of approximately $19.41 per share. The Series F Preferred Stock ranks pari passu with the Series A Preferred Stock and Series T Preferred Stock and senior to the Series B Preferred Stock, Series D Preferred Stock, and the Common Stock, with respect to dividend payments and the distribution of assets. At December 31, 1993, each share of Series F Preferred Stock was entitled to approximately 515.29 votes per share to the extent permitted by the existing Foreign Ownership Restrictions and votes with the Company's Series A Preferred Stock, the Series T Preferred Stock and the Company's Common Stock as a single class. Under Foreign Ownership Restrictions, no more than 25% of the Company's voting interest may be held by persons other than U.S. citizens. In accordance with the terms of any preferred stock held by BA, conversion rights and voting rights may not be exercised to the extent that doing so would result in a loss of the Company's or any of its subsidiaries' operating certificates and authorities under Foreign Ownership Restrictions, and it is assumed for this purpose that Series F Preferred Stock will be fully converted before any other preferred stock held by BA.

     The Series F Preferred Stock is convertible at any time on or after January 21, 1997 to the extent that such conversion would not violate U.S. Foreign Ownership Restrictions. Series F Preferred Stock may be converted at the option of the Company at any time after January 21, 1998 if the average composite closing market price of Common Stock during any 30-day calendar period is at least 133% of the conversion price. The Series F Preferred Stock is mandatorily redeemable on January 21, 2008. If BA has not purchased the Series C Preferred Stock by January 21, 1996, then the Company may at its option redeem, in whole or in part, Series
F Preferred Stock at the higher of market value or the price of $10,000 per share, plus accrued dividends. The Series F Certifi-cate provides that if on any one occasion on or prior to Janu-ary 21, 1996, any court or regulatory authority issues a final order that any material part of the Investment Agreement is unenforceable (except pursuant to bankruptcy or like event), then the conversion price of Series F Preferred Stock shall be reduced by 10.2564%. There have been no changes in the balance sheet value of the Series F Preferred Stock since its issuance in 1993.

     (c) Series T Preferred Stock

     Under the Investment Agreement, BA has preemptive and optional purchase rights to maintain its proportionate ownership of the Company's Common Stock and convertible securities, measured in terms of the BA Percentage ("BA Percentage") which approximates BA's fully diluted ownership percentage based on BA's current and potential holdings in the Company. The BA Percentage is calculated without regard to Foreign Ownership Restrictions at the time of the calculation. BA may exercise such preemptive or optional purchase rights by purchasing, from time-to-time, a series of Series T Preferred Stock.

     At December 31, 1993, the Company had two series of the Series T Preferred Stock outstanding. On June 10, 1993, BA exercised its preemptive purchase right by purchasing 9,919.8 shares of a series of the Series T Preferred Stock ("Series T-2 Preferred Stock") for approximately $99.2 million and exercised its optional purchase right by purchasing 152.1 shares of a series of Series T Preferred Stock ("T-1 Preferred Stock") for approximately $1.5 million. BA's preemptive right was triggered by the issuance of Common Stock, as described in Note 8 - Stockholders' Equity, and BA's optional purchase rights were triggered by the Company's issuance of additional shares of Common Stock through the exercise of options under various employee stock option plans and through the sale of shares to certain defined contribution plans during the period from January 21, 1993 to March 31, 1993. On March 7, 1994, BA advised the Company that it would not exercise its optional purchase rights to buy three additional series of Series T Preferred Stock triggered by the Company's issuance of common stock pursuant to certain employee benefit plans during the second, third and fourth quarters of 1993.

     There have been no changes in the balance sheet value of the Series T-1 Preferred Stock and Series T-2 Preferred Stock since their issuance in 1993.

     The terms of all series of the Series T Preferred Stock are substantially similar to those of the Series F Preferred Stock except as noted. Each share of Series T-2 Preferred Stock carries a conversion price of $26.40 and is convertible into approximately
378.79 shares of Common Stock or Non-Voting Class ET stock. Each share of Series T-1 Preferred Stock has a conversion price of $20.50 and is convertible into approximately 487.80 shares of Common Stock or Non-Voting Class ET stock. With respect to the Series T Preferred Stock, dividends are payable quarterly in arrears, at 50 basis points over the three-month LIBOR rate. Any shares of the Series T Preferred Stock held by any person other than BA or its subsidiaries may be redeemed for cash at any time at the option of the Company at $10,000 plus accrued dividends plus a redemption premium equal to $700 from the date of issue until the first anniversary thereof and reduced by $46.67 on each anniversary thereafter.

     The Series T Preferred Stock is exchangeable, at the option of the Company, for that principal amount of floating rate convertible subordinated notes of the Company ("T Notes") equal to the liquidation preference of the shares to be exchanged and bearing interest at the dividend rate. Any accrued dividends on the Series

T Preferred Stock to be exchanged will be treated as accrued interest on the T Notes. Each $10,000 aggregate principal amount of such T Notes will be entitled to a number of votes equal to the number of votes to which each share of Series T Preferred Stock was entitled at the time of its exchange for T Notes, subject to adjustment. If issued, T Notes will have terms otherwise consis-tent with the terms of the Series T Preferred Stock.

(9)  STOCKHOLDERS' EQUITY

     (a) Common Stock

     The Company had 150,000,000 and 100,000,000 authorized shares of Common Stock, par value $1, at December 31, 1993 and 1992, respectively. If BA purchases the Series C Preferred Stock (see
Note 6 - British Airways Plc Investment), the number of authorized shares of various classes of Common Stock will increase to 300,000,000. BA has indicated, however, that it will not make any additional investments in the Company under current circumstances. At December 31, 1993, approximately 52,618,000 shares were reserved for issuance upon the conversion of preferred stock and for offerings under employee stock purchase, stock option and stock incentive plans.

     On May 4, 1993, the Company sold 11.5 million shares of previously unissued Common Stock at $20.75 per share through a public, underwritten offering. The offering netted proceeds of approximately $231 million.

     (b) Preferred Stock and Senior Preferred Stock

     At December 31, 1993, the Company had 5,000,000 authorized shares of preferred stock, without nominal or par value, of which 358,000 shares were issued as Series A Preferred Stock, 43,000 shares were issued as Series B Preferred Stock and 1,035,000 shares were reserved as Series D Preferred Stock. Also, at December 31, 1993, the Company had 3,000,000 authorized shares of Senior Preferred Stock, without nominal or par value, of which 30,000 shares were issued as Series F Preferred Stock and approximately 10,000 were issued as Series T Preferred Stock.

     (c) Series B Preferred Stock

     At December 31, 1993, the Company had 4,263,050 Depositary Shares, representing 42,630.5 shares of its $437.50 Series B Preferred Stock outstanding. Each Depositary Share represents 1/100 of a share of the Series B Preferred Stock. The Series B Preferred Stock is convertible at any time, at the option of the holder, at the rate of 249.25 shares of Common Stock of the Company per preferred share, or 2.4925 shares of Common Stock per De-positary Share. The Series B Preferred Stock ranks junior to the Company's Series A Preferred Stock, the Series F Preferred Stock and the Series T Preferred Stock and senior to the Series D Preferred Stock and the Common Stock with respect to dividend payments and the distribution of assets, whether upon liquidation or otherwise. Except under certain circumstances, the holders of Series B Preferred Stock have no voting rights.

     The Series B Preferred Stock is not redeemable prior to May 15, 1994. The Series B Preferred Stock is redeemable, at the option of the Company and with consent of the holders of Series F Preferred Stock, on or after May 15, 1994, (i) in whole but not in part, only in certain circumstances, for so long as any shares of Series A Preferred Stock are outstanding; and (ii) in whole or in part if no shares of Series A Preferred Stock are outstanding, in each case initially at a redemption price of approximately $53.06 per 1/100 of a share and thereafter at prices declining to $50 per 1/100 of a share (equivalent to $5,000 per share of Series B Preferred Stock) on or after May 15, 2001, plus dividends accrued and accumulated but unpaid to the redemption date.

     (d) Preferred Stock Purchase Rights

     Each outstanding share of Common Stock is accompanied by one Preferred Share Purchase Right ("Right") and each outstanding share of Series A Preferred Stock, Series F Preferred Stock and Series T Preferred Stock is accompanied by a Right for each share into which it is convertible. Each Right entitles the holder to buy 1/100th of a share of Series D Preferred Stock at an exercise price of $175 per Right. The Rights expire on June 29, 1996. As long as the Rights remain outstanding, the Company will issue one Right with each new share of Common Stock issued upon the conversion of any preferred stock into, or the exercise of any options for, Common Stock, as long as such preferred stock or options were outstanding prior to the Rights becoming exercisable.

     Generally, the Rights become exercisable only if a party other than, under certain circumstances, BA acquires 20% or more of the Company's Common Stock or announces a tender offer for 20% or more of the Common Stock. The Rights are redeemable at $.03 per Right at any time before 20% or more of the Company's Common Stock has been acquired. If at any time after the Rights become exercisable and before they have been redeemed the Company is involved in a merger or other business combination transaction, the Rights will automatically entitle a holder, other than a holder of 20% or more of the Company's Common Stock, to receive, upon exercise of each Right, a number of shares of Common Stock, or a number of common shares of the acquiring company, as the case may be, having a market value of two times the exercise price of each Right. In addition, at any time after the acquisition of 30% or more of the Common Stock by any person and prior to the acquisition by such person of 50% or more of the Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person which have become void), in whole or in part, at an exchange ratio of one share of Common Stock, or 1/100th of a share of Series D Preferred Stock, per Right.

     Until the first to occur of the redemption or expiration of the Rights, the Company will issue one Right with each new share of Common Stock issued upon the conversion of any securities into, or the exercise of any options or warrants for, Common Stock if such securities, options or warrants were outstanding prior to when Rights became exercisable.

     (e) Treasury Stock

     In 1989, the Company's Board of Directors authorized the repurchase from time-to-time of up to 9.4 million shares of its Common Stock in open market transactions. In 1989, approximately
2.1 million shares were repurchased. The Company sold approximate-ly 500,000 shares and approximately 390,000 shares of its treasury stock during 1993 and 1992, respectively. The remaining shares are carried on the accompanying balance sheet at the average acquisi-tion cost.

     (f) Employee Stock Option and Purchase Plans

     During 1992, the Company's stockholders approved the 1992 Stock Option Plan ("1992 Plan") which allows for the issuance of stock options to purchase up to 8,125,000 shares of USAir Group Common Stock to USAir employees who participate in the previously announced cost reduction program. Under the stock option program, employees whose pay was or is currently being reduced receive options to purchase 50 shares of Common Stock at a price not less than $15 per share for each $1,000 of salary reduction. The Company will grant stock options under the 1992 Plan only in
connection with salary reductions.   Participating employees have
five years from the grant date to exercise such options. Options, with an exercise price of $15, have been granted to purchase ap-proximately five million shares of Common Stock in conjunction with salary reductions. The Company plans to seek authority from its stockholders at its 1994 Annual Meeting to reduce the number of shares reserved for this plan.

      At December 31, 1993, 5.3 million shares of Common Stock are reserved for the granting of stock options or restricted stock under the Company's 1984 Stock Option and Stock Appreciation Rights ("SARs") Plan and 1988 Stock Incentive Plan. These plans provide that options may be granted as either nonqualified or incentive stock options. Options awarded prior to 1991, except for those that reverted, have vested. Options awarded during 1991, 1992 and 1993, except under the 1992 Plan, become exercisable generally within three years from date of grant. Optionees may also receive SARs which permit them to receive, in lieu of the right to exercise the stock option, an amount equivalent to the difference between the stock option price and the fair market value of the Common

Stock on the date of exercising the right. This amount may be paid in stock, in cash, or in any combination of the two. Also, restricted stock award grants for 57,000 shares and 111,600 shares were outstanding at December 31, 1993 and 1992, respectively. Deferred compensation related to the restricted stock, which vests over periods of up to five years, amounted to $.3 million and $ .6 million at December 31, 1993 and 1992, respectively.

     As of December 31, 1993, options to acquire approximately 9 million shares under all three plans, including 85,000 SARs, were outstanding at a weighted average exercise price of $18.77. Of those outstanding, approximately six million options were exercis-able at December 31, 1993. Options were exercised to purchase approximately 33,500 and 6,000 shares of Common Stock at average exercise prices of $17.24 and $10.44 during 1993 and 1992, respectively.

     (g) Dividend Restrictions

     The Company's Credit Agreement does not contain specific provisions which restrict the payment of dividends by USAir Group. The amount of dividends, however, is indirectly restricted through the existence of certain covenants contained in the Credit Agreement. At December 31, 1993, under the most restrictive of these provisions, the Company's ability to pay dividends is limited to approximately $77 million.

(10) EMPLOYEE STOCK OWNERSHIP PLAN

     In August 1989, USAir established an Employee Stock Ownership Plan ("ESOP"). The Company sold 2,200,000 shares of Common Stock to an Employee Stock Ownership Trust to hold on behalf of USAir's employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. Financing of approximately $111.4 million for the Trust's purchase of the shares was provided by USAir through a 9 3/4% loan to the Trust, and an additional $2.2 million was contributed to the Trust by USAir. The loan is being repaid with contributions made by USAir. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. The amount of dividends used for debt service by the ESOP was $127,000 in 1991. As the loan is repaid over time, participating employees receive allocations of the Common Stock purchased by the Trust. The initial maturity of the loan is 30 years. However, the ESOP provides that if the Company's profitability as measured by return on sales exceeds certain goals during the life of the ESOP, USAir's contributions and the repayment of the loan will be accelerated. Contributions made by USAir and therefore loan repayments made by the Trust were $11.4 million in 1993, 1992 and 1991. The interest portion of these contributions was $10.5 million in 1993, $10.6 million in 1992 and $10.7 million in 1991. Approximately 366,000 shares of Common Stock have been allocated to employees. USAir recognized approximately $4 million of compensation expense related to the ESOP in each of 1993, 1992 and 1991 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $95 million, $98 million and $102 million at December 31, 1993, 1992 and 1991, respectively.

(11) EMPLOYEE BENEFIT PLANS

     (a) Pension Plans

     The Company's subsidiaries have several pension plans in effect covering substantially all employees. One qualified defined benefit plan covers USAir maintenance employees and provides benefits of stated amounts for specified periods of service. Qualified defined benefit plans for substantially all other employees provide benefits based on years of service and compensa-tion. The qualified defined benefit plans are funded, on a current basis, to meet requirements of the Employee Retirement Income Security Act of 1974.

     The defined benefit pension plan for USAir non-contract employees was frozen at the end of 1991 for all non-contract participants, resulting in a one-time book gain of approximately $107 million in 1991. All non-contract plan participants became 100% vested at the time of the freeze. As a result of this plan curtailment, the accrual of service costs related to defined benefits for USAir non-contract employees ceased at the end of 1991. USAir implemented a defined contribution pension plan for non-contract employees in January 1993.

     The funded status of the qualified defined benefit plans at December 31, 1993 and 1992 was as follows:

                                  1993               1992
                              Plans in Which     Plans in Which
                             ----------------- -----------------
                               Plan   Accumu-    Plan   Accumu-
                              Assets   lated    Assets   lated
                              Exceed  Benefits  Exceed  Benefits
                              Accumu-  Exceed   Accumu-  Exceed
                              lated     Plan    lated     Plan
                             Benefits  Assets  Benefits  Assets
                             --------  ------  --------  ------
                                        (in millions)
Fair value of plan assets     $1,904   $  176   $1,751   $  157
Actuarial present value of
  benefits for service
  rendered to date:
    Accumulated benefits
      based on salaries to
      date                     1,858      286    1,360      222
    Additional benefits
      based on estimated
      future salary levels       643        2      462        -
                               -----    -----    -----    -----
      Projected benefit
        obligation             2,501      288    1,822      222
                               -----    -----    -----    -----
Projected benefit obligation
   over plan assets             (597)    (112)     (71)     (65)
Unrecognized net transition
   asset                         (32)     (13)     (36)     (15)
Unrecognized prior service
   cost                           15       73       17       77
Unrecognized net loss            627       52      147       19
                               -----    -----    -----    -----
  Pension (liability)
    prepaid before
    adjustment                    13        -       57       16
Adjustment to recognize
  minimum liability                -     (110)       -      (81)
                               -----    -----    -----    -----
  Pension (liability) prepaid
    as adjusted and recognized
    in Consolidated Balance
    Sheets                    $   13   $ (110)  $   57   $  (65)
                               =====    =====    =====    =====


     Approximately 97% of the accumulated benefit obligation was vested at December 31, 1993 and 1992. Unrecognized transition assets are being amortized over periods up to 27 years. The weighted average discount rate used to determine the actuarial present value of the projected benefit obligation was 7.6% and 8.75% as of December 31, 1993 and 1992, respectively. The expected long-term rate of return on plan assets used in 1993 and 1992 was 9.5%. Rates of 3% to 6% were used to estimate future salary levels. At December 31, 1993, plan assets consisted of approxi-mately 8% in cash equivalents and short-term debt investments, 37% in equity investments, and 55% in fixed income and other invest-ments. At December 31, 1992, plan assets consisted of approximate-ly 4% in cash equivalents and short-term debt investments, 70% in equity investments, and 26% in fixed income and other investments.

     The following items are the components of the net pension cost for the qualified defined benefit plans:

                                   1993        1992         1991
                                   ----        ----         ----

                                           (in millions)
Service cost (benefits
  earned during the year)         $  93       $  81        $  99
Interest cost on projected
  benefit obligation                189         171          168
Actual return on plan assets       (226)       (115)        (353)
Net amortization and deferral        40         (64)         201
                                   ----        ----         ----
Net pension cost                  $  96       $  73        $ 115
                                   ====        ====         ====

     Net pension cost for 1993 and 1991 presented above excludes a settlement charge of approximately $33.9 million and $21.6 million, respectively, related to "early-out" incentive programs offered to a limited number of USAir employees during the years. No such charges were incurred in 1992.

     Non-qualified supplemental pension plans are established for certain employee groups, which provide incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plans if it were not for limitations imposed by income tax regulations.

     The following table sets forth the non-qualified plans' status at December 31, 1993 and 1992:

                                             1993          1992
                                             ----          ----

                                               (in millions)
Fair value of plan assets                   $   -         $   -
Actuarial present value of benefits
  for service rendered to date:
    Accumulated benefits based on
      salaries to date                          31            19
    Additional benefits based on
      estimated future salary levels             2             1
                                              ----          ----
   Projected benefit obligation                 33            20
                                              ----          ----
Projected benefit obligation over
  plan assets                                  (33)          (20)
Unrecognized net transition asset                -             -
Unrecognized prior service cost                  1             1
Unrecognized net loss                            5             2
  Pension (liability) prepaid                 ----          ----
    before adjustment                          (27)          (17)
Adjustment to recognize minimum
  liability                                     (6)           (3)
                                              ----          ----
Unfunded accrued supplementary costs
  as adjusted and recognized in
  Consolidated Balance Sheets                $ (33)        $ (20)
                                              ====          ====

     Net supplementary pension cost for the two years included the following components:

                                              1993          1992
                                              ----          ----

                                                (in millions)
Service cost (benefits earned during
  the year)                                  $   -         $   -
Interest cost on projected benefit
  obligation                                     2             2
Actual return on plan assets                     -             -
Net amortization and deferral                   12             7
                                              ----          ----
Net periodic supplementary pension cost      $  14         $   9
                                              ====          ====

     The discount rate used to determine the actuarial present value of the projected benefit obligation was 7.5% and 8.75% as of December 31, 1993 and 1992, respectively. Rates of 3% to 6% were used to estimate future salary levels.

     In addition to the qualified and non-qualified defined benefit plans described above, USAir also contributes to certain defined contribution plans primarily for employees not covered under a collective bargaining agreement. Company contributions are based on a formula which considers the age and pre-tax earnings of each employee and the amount of employee contributions. The Company's contribution expense was $42 million for 1993. The Company recognized no such expense in 1992 or 1991.

     (b) Postretirement Benefits Other Than Pensions

     USAir offers medical and life insurance benefits to employees who retire from the Company and their eligible dependents. The medical benefits provided by USAir are coordinated with Medicare benefits. Retirees generally contribute amounts towards the cost of their medical expenses based on years of service with the Company. USAir provides uninsured death benefit payments to survivors of retired employees for stated dollar amounts, or in the case of retired pilot employees, death benefit payments determined by age and level of pension benefit. The plans for postretirement medical and death benefits are funded on the pay-as-you-go basis.

     USAir adopted Statement of Financial Accounting Standards No. 106 ("FAS 106") during 1992 and elected to record the January 1, 1992 Accumulated Postretirement Benefit Obligation ("APBO") using the immediate recognition approach. The cumulative effect of adopting FAS 106 was $745.7 million ($628.1 million net of tax benefit).

     The following table sets forth the financial status of the plans as of December 31, 1993 and 1992:

                                                  1993       1992
                                                  ----       ----

                                                   (in millions)
Accumulated Postretirement Benefit
 Obligation (APBO):
   Retirees                                      $ 291      $ 192
   Fully eligible active plan participants         153        138
   Other plan participants                         356        404
                                                  ----       ----
     Total APBO                                    800        734
   Unrecognized prior service credit               179        111
   Unrecognized net gain (loss)                    (54)         6
                                                  ----       ----
Accrued postretirement benefit cost              $ 925      $ 851
                                                  ====       ====

     The components of net periodic postretirement benefit cost are as follows:

                                                  1993       1992
                                                  ----       ----

                                                   (in millions)
Service cost (benefits attributed to
  employee service during the year)              $  31      $  46
Interest cost on APBO                               56         69
Net amortization and deferral                      (12)         -
                                                  ----       ----
  Net periodic postretirement benefit cost       $  75      $ 115
                                                  ====       ====

     The postretirement benefit expense for 1993 presented above excludes a charge of approximately $15.5 million related to "early out" programs offered to a limited number of employees during the year. No such charges were incurred in 1992 or 1991.

     The discount rate used to determine the APBO was 7.75% and 8.75% at December 31, 1993 and 1992, respectively. The assumed health care cost trend rate used in measuring the APBO was 10.5% in 1993 and 1994, declining by 1% per year after 1994 to an ultimate rate of 4.5%. If the assumed health care cost trend rate were increased by one percentage point, the APBO at December 31, 1993 would be increased by 10% and 1993 periodic postretirement benefit cost would increase 13%.

     Prior to the adoption of FAS 106, USAir recognized expense for retiree health care at an estimated monthly rate (based on payments) and recognized expense for death benefits when paid. The expense using this methodology was approximately $8 million for 1991.

     (c) Postemployment Benefits

     USAir adopted Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" ("FAS 112"), during 1993. FAS 112 requires the use of an accrual method to recognize postemployment benefits such as disability-related benefits. The cumulative effect at January 1, 1993 of adopting FAS 112 was $43.7 million.

(12) SUPPLEMENTAL BALANCE SHEET INFORMATION

     The components of certain accounts in the accompanying balance sheets are as follows:

                                             1993         1992
                                             ----         ----

                                               (in thousands)
(a)  Cash and cash equivalents:
       Cash                                $  16,638    $   9,049
       Investments, at cost which
         approximates market                 351,709      286,989
                                            --------     --------
                                           $ 368,347    $ 296,038
                                            ========     ========
(b)  Receivables, net:
       Accounts receivable                 $ 374,838    $ 191,015
       Less allowance for doubtful
         accounts                             10,818       11,668
                                            --------     --------
                                           $ 364,020    $ 179,347
                                            ========     ========
(c)  Materials and supplies, net:
       Materials and supplies              $ 457,190    $ 460,627
       Less allowance for obsolescence        95,171       85,678
                                            --------     --------
                                           $ 362,019    $ 374,949
                                            ========     ========
(d)  Accrued expenses:
       Salaries and wages                 $  256,853   $  217,551
       Rents                                 451,304      448,621
       All other                             474,729      472,312
                                           ---------    ---------
                                          $1,182,886   $1,138,484
                                           =========    =========

(13) NON-RECURRING AND UNUSUAL ITEMS

     (a) 1993

     The Company's results for 1993 include non-recurring charges of (i) $43.7 million for the cumulative effect of an accounting change, as required by FAS 112 which was adopted during the third quarter of 1993, retroactive to January 1, 1993; (ii) $68.8 million for severance, early retirement and other personnel-related expenses recorded primarily during the third quarter of 1993 in connection with a workforce reduction of approximately 2,500 full-time positions between November 1993 and the first half of 1994;
(iii) $36.8 million based on a projection of the repayment of certain employee pay reductions, recorded in the fourth quarter of

1993; (iv) $13.5 million for certain airport facilities at locations where USAir has, among other things, discontinued or reduced its service, recorded in the fourth quarter of 1993; (v) $8.8 million for a loss on USAir's investment in the Galileo International Partnership which operates a computerized reserva-tions system, recorded in the fourth quarter of 1993; and (vi) $18.4 million credit related to non-operating aircraft recorded in the second quarter of 1993.

     (b) 1992

     The Company's results for 1992 include (i) a charge of $628.1 million for the cumulative effect of an accounting change as required by FAS 106, effective January 1, 1992; (ii) a $107.4 million charge related to certain aircraft which have been withdrawn from service, recorded in the fourth quarter of 1992;
(iii) a $34.1 million non-operating loss related to the sale of ten MD-82 aircraft which USAir eliminated from its fleet plan, recorded in the fourth quarter of 1992; and (iv) a $10.3 million gain on the sale of three wholly-owned subsidiaries, recorded in the third quarter of 1992 (see Note (1)).

     (c) 1991

     The Company's results for 1991 include (i) a $107 million pre-tax gain related to freezing of the fully funded non-contract employee pension plan; (ii) a $21.6 million pre-tax expense related to early retirement incentives offered to certain employees during 1991; (iii) a $21 million pre-tax charge to establish an additional reserve for USAir's grounded BAe-146 fleet; and (iv) $18.5 million, net, in miscellaneous non-recurring charges.

(14) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following table presents selected quarterly financial data for 1993 and 1992:

                             First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter
                            -------   -------   -------   -------

1993                       (in millions except per share amounts)
Operating revenues          $1,716    $1,816    $1,749    $1,802

Operating income (loss)     $    2    $   66    $ (110)   $  (33)

Income (loss) before
  cumulative effect of
  accounting change -
  as reported               $  (61)   $    6    $ (178)   $ (116)
Cumulative effect of
  accounting change -
  FAS 112                      (44)        -         -         -
                             -----     -----     -----     -----
Net loss                    $ (105)   $    6    $ (178)   $ (116)
                             =====     =====     =====     =====
Net loss applicable to
  common stockholders -
  as reported               $  (78)   $  (13)   $ (197)   $ (135)
Cumulative effect of
  accounting change -
  FAS 112                      (44)        -         -         -
                              -----    -----     -----     -----
Net loss applicable to
  common stockholders       $ (122)   $  (13)   $ (197)   $ (135)
                             =====     =====     =====     =====
Loss per common share -
  As reported               $(1.65)   $ (.23)   $(3.33)   $(2.29)
  Cumulative effect of
  accounting change           (.92)        -         -         -
                             -----     -----     -----     -----
Loss per common share       $(2.57)   $ (.23)   $(3.33)   $(2.29)
                             =====     =====     =====     =====

                           (continued on next page)

                             First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter
                            -------   -------   -------   -------

1992                       (in millions except per share amounts)

Operating revenues          $1,651    $1,700    $1,700    $1,635

Operating loss              $  (49)   $  (68)   $  (61)   $ (153)

Loss before cumulative
  effect of accounting
  change                    $ (110)   $ (131)   $ (106)   $ (254)

Cumulative effect of
  accounting change -
  FAS 106                     (628)        -         -         -
                             -----     -----     -----     -----
Net loss                    $ (738)   $ (131)   $ (106)   $ (254)
                             =====     =====     =====     =====
Net loss applicable to
  common stockholders       $ (751)   $ (144)   $ (118)   $ (267)

Loss per common share -
  Before cumulative
    adjustment              $(2.63)   $(3.07)   $(2.52)   $(5.66)

  Cumulative adjustment     (13.44)        -         -         -
                             -----     -----     -----     -----
Loss per common share      $(16.07)   $(3.07)   $(2.52)   $(5.66)
                            ======     =====     =====     =====


See Note 13 - Non-Recurring and Unusual Items.

Note:
     The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.

Item 8B. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
         USAir, Inc.



                    Independent Auditors' Report



The Stockholder and Board of Directors
USAir, Inc.:

     We have audited the accompanying consolidated balance sheets of USAir, Inc. and subsidiaries ("USAir") as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of USAir's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USAir, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 9 to the consolidated financial state-ments, effective January 1, 1993, USAir changed its method of accounting for postemployment benefits and effective January 1, 1992, USAir changed its method of accounting for postretirement benefits other than pensions.


                                    KPMG PEAT MARWICK

Washington, D. C.
February 25, 1994


USAir, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,                                                            (in thousands)
==================================================================================================

                                                         1993             1992             1991
                                                         ----             ----             ----
Operating Revenues
  Passenger transportation                             $6,081,788      $ 5,785,830      $5,687,892
  Cargo and freight                                       170,500          169,534         162,326
  Other                                                   370,760          280,258         198,952
  Non-airline                                                   -                -          19,798
                                                        ---------       ----------       ---------
    Total operating revenues                            6,623,048        6,235,622       6,068,968

Operating Expenses
  Personnel costs                                       2,698,039        2,492,424       2,392,698
  Aviation fuel                                           677,859          720,649         769,419
  Commissions                                             559,793          537,688         513,295
  Other rent and landing fees                             455,887          391,215         336,142
  Aircraft rent                                           431,616          496,061         351,881
  Aircraft maintenance                                    308,890          318,986         362,401
  Depreciation and amortization                           279,077          282,567         272,493
  Other, net                                            1,340,627        1,365,621       1,247,003
  Non-airline, net                                              -                -          33,473
                                                        ---------       ----------       ---------
    Total operating expenses                            6,751,788        6,605,211       6,278,805
                                                        ---------       ----------       ---------
    Operating loss                                       (128,740)        (369,589)       (209,837)

Other Income (Expense)
  Interest income                                          24,794           48,866          33,829
  Interest expense                                       (238,628)        (229,643)       (201,811)
  Interest capitalized                                     17,754           27,181          34,398
  Other, net                                              (50,228)         (66,491)        (39,505)
                                                        ---------       ----------       ---------
    Other income (expense), net                          (246,308)        (220,087)       (173,089)
                                                        ---------       ----------       ---------
Loss before taxes and cumulative effect of
   accounting changes                                    (375,048)        (589,676)       (382,926)

Income tax credit                                               -                -         (98,831)
                                                        ---------       ----------       ---------
Loss before cumulative effect of accounting
   changes                                               (375,048)        (589,676)       (284,095)

Cumulative effect of changes in method of
  accounting for postemployment benefits
  in 1993 and for postretirement benefits
  other than pensions (net of tax benefit
  of $106,721) in 1992                                    (43,749)        (638,822)              -
                                                        ---------       ----------       ---------
    Net loss                                           $ (418,797)     $(1,228,498)     $ (284,095)
                                                        =========       ==========       =========


See accompanying Notes to Consolidated Financial Statements.

                                                       112

USAir, Inc.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,                                                                          (in thousands)
====================================================================================================
                                                                       1993                 1992
                                                                       ----                 ----
                  ASSETS
Current Assets
  Cash and cash equivalents                                         $  367,835           $  295,432
  Receivable from parent company                                        16,092              291,522
  Receivables, net                                                     367,403              177,775
  Materials and supplies, net                                          338,808              358,658
  Prepaid expenses and other                                            78,131              133,178
                                                                     ---------           ----------
    Total current assets                                             1,168,269            1,256,565
Property and Equipment
  Flight equipment                                                   4,824,031            4,245,020
  Ground property and equipment                                      1,045,306            1,013,388
  Less accumulated depreciation and amortization                    (1,786,817)          (1,562,422)
                                                                     ---------            ---------
                                                                     4,082,520            3,695,986
  Purchase deposits                                                    156,621              341,667
                                                                     ---------            ---------
    Property and equipment, net ($162,000 and $432,000
       pledged for parent company debt at December 31, 1993
       and 1992, respectively)                                       4,239,141            4,037,653
Other Assets
  Goodwill, net                                                        542,666              558,718
  Other intangibles, net                                               295,988              362,650
  Other assets                                                         563,404              502,590
                                                                     ---------            ---------
      Total other assets                                             1,402,058            1,423,958
                                                                     ---------            ---------
                                                                    $6,809,468           $6,718,176
                                                                     =========            =========
        LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Current maturities of long-term debt                              $   85,715           $  116,999
  Accounts payable                                                     316,843              405,421
  Traffic balances payable and unused tickets                          659,606              622,428
  Accrued expenses                                                   1,150,062            1,103,486
                                                                     ---------            ---------
    Total current liabilities                                        2,212,226            2,248,334
Long-Term Debt, Net of Current Maturities
  Long-term debt                                                     2,441,935            1,960,745
  Notes payable - parent company                                       105,080              130,185
                                                                     ---------            ---------
    Total long-term debt, net of current maturities                  2,547,015            2,090,930
Deferred Credits and Other Liabilities
  Deferred gains, net                                                  434,586              462,221
  Postretirement benefits other than pensions, non-current             907,093              841,260
  Non-current pension liability and other                              300,497              213,439
                                                                     ---------            ---------
    Total deferred credits and other liabilities                     1,642,176            1,516,920
Commitments and Contingencies
Stockholder's Equity
  Common stock, par value $1 per share, authorized
    1,000 shares, issued and outstanding 1,000 shares                        1                    1
  Paid-in capital                                                    2,416,131            2,416,131
  Retained earnings (deficit)                                       (1,966,117)          (1,547,320)
  Adjustment for minimum pension liability                             (41,964)              (6,820)
                                                                     ---------            ---------
    Total stockholder's equity                                         408,051              861,992
                                                                     ---------            ---------
                                                                    $6,809,468           $6,718,176
                                                                     =========            =========

See accompanying Notes to Consolidated Financial Statements.

                                                       113

(PAGE>

USAir, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,                                                             (in thousands)
===================================================================================================

                                                                 1993          1992         1991
                                                                 ----          ----         ----
Cash and cash equivalents beginning of year                   $  295,432    $  312,460    $ 406,637

Cash flows from operating activities
  Net loss                                                      (418,797)   (1,228,498)    (284,095)
  Adjustments to reconcile net loss to cash provided by
  (used for) operating activities
    Depreciation and amortization                                279,077       282,567      273,246
    Deferred income taxes                                              -      (105,765)     (67,242)
    Loss on disposition of property                               15,005        40,756        9,232
    Other                                                         22,586         7,695       19,436
    Changes in certain assets and liabilities
      Decrease (increase) in receivables                         (59,916)       25,596     (221,646)
      Decrease (increase) in materials, supplies,
        prepaid expenses and intangible pension assets            32,069      (108,526)     (76,815)
     Increase (decrease) in traffic balances payable
       and unused tickets                                         37,178       109,072       32,346
     Increase (decrease) in accounts payable and
       accrued expenses                                           80,778       245,758      124,822
     Increase (decrease) in postretirement benefits
       other than pensions, non-current                           65,833       841,260            -
                                                                --------      --------     --------
       Net cash provided by (used for) operating activities       53,813       109,915     (190,716)

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net              (125,981)      (34,852)      (2,820)
  Additions to other property                                   (136,236)     (248,935)     (88,826)
  Proceeds from disposition of property                          176,019       298,386      246,228
  Change in restricted cash and investments                      (14,221)      (95,331)     (63,735)
  Other                                                             (311)       (8,293)         807
                                                               ---------      --------     --------
       Net cash provided by (used for) investing activities     (100,730)      (89,025)      91,654

Cash flows from financing activities
  Issuance of debt                                               329,556        64,620      100,000
  Reduction of debt                                             (210,236)     (102,538)     (95,115)
                                                                --------      --------     --------
       Net cash provided by (used for) financing activities      119,320       (37,918)       4,885
                                                                --------      --------     --------
Net increase (decrease) in cash and cash equivalents              72,403       (17,028)     (94,177)
                                                                --------      --------     --------
Cash and cash equivalents end of year                          $ 367,835     $ 295,432    $ 312,460
                                                                ========      ========     ========
Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions                   $ 343,188     $ 219,611    $  92,455
  Issuance of parent company debt for aircraft acquisitions    $  76,094     $ 213,038    $ 241,436
  Issuance of debt for other property acquisitions             $     669     $       -    $   4,200
  Issuance of parent company debt for other property
    acquisitions                                               $       -     $  18,620    $       -
  Reduction of debt - aircraft related                         $  47,685     $       -    $       -
  Reduction of parent company debt applied to intercompany
    receivable                                                 $  79,539     $ 161,070    $       -
  Proceeds from disposition of property applied against debt   $       -     $       -    $  42,975
  Aircraft acquisitions - transfer from affiliated company      $  70,700     $       -    $       -
  Proceeds from disposition of property applied to inter-
    company receivable                                         $       -     $  87,730    $       -

Supplemental Information
  Cash paid during the year for interest, net of amounts
    capitalized                                                $ 221,811     $ 180,066    $ 152,078
                                                                ========      ========     ========
  Cash received during the year for income tax refunds,
    net of taxes paid                                          $       -     $  28,170    $  36,536
                                                                ========      ========     ========

See accompanying Notes to Consolidated Financial Statements.

USAir, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
THREE YEARS ENDED DECEMBER 31, 1993                                                   (in thousands)
====================================================================================================



                                                                          Adjustment
                                                                              For
                                                          Retained         Minimum
                               Common      Paid-In        Earnings         Pension
                                Stock       Capital       (Deficit)       Liability        Total
                               ------      --------       ---------      ----------        -----
Balance December 31, 1990      $  1      $2,416,131      $   (34,727)     $      -      $ 2,381,405

Net loss                           -               -        (284,095)            -         (284,095)
                                 ---       ---------       ---------      --------       ----------

Balance December 31, 1991          1       2,416,131        (318,822)            -        2,097,310

Net loss                           -               -      (1,228,498)            -       (1,228,498)

Equity reduction for minimum
  pension liability                -               -               -        (6,820)          (6,820)
                                 ---       ---------      ----------       -------       ----------

Balance December 31, 1992          1       2,416,131      (1,547,320)       (6,820)         861,992

Net loss                           -               -        (418,797)            -         (418,797)

Equity reduction for minimum
  pension liability                -               -               -       (35,144)         (35,144)
                                 ---       ---------      ----------       -------       ----------

Balance December 31, 1993       $  1      $2,416,131     $(1,966,117)     $(41,964)     $   408,051
                                 ===       =========      ==========       =======       ==========


See accompanying Notes to Consolidated Financial Statements.

                                                             115

                          USAir, Inc.
           Notes to Consolidated Financial Statements





(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of USAir, Inc. ("USAir") and its wholly-owned subsidiary USAM Corp. ("USAM"). USAir is a wholly-owned subsidiary of USAir Group, Inc. ("USAir Group" or "the Company"). All significant intercompany accounts and transactions have been eliminated.

     At December 31, 1992, USAM owned 11% of the Covia Partnership ("Covia") which owned and operated a computerized reservation system ("CRS"). In September 1993, Covia purchased the assets of the corporation that owned and operated the Galileo CRS which provided services to travel agent subscribers in Europe. Covia was then separated into three new entities. As a result, at Decem-ber 31, 1993, USAM owns 11% of the Galileo International Partner-ship which owns and operates the Galileo CRS, approximately 11% of the Galileo Japan Partnership which markets the Galileo CRS in Japan and approximately 21% of the Apollo Travel Services Partner-ship which markets the Galileo CRS in the U.S. and Mexico. USAM accounts for these investments using the equity method.

     On October 9, 1991, USAir reached agreement for the sale of certain assets of its wholly-owned subsidiary Pacific Southwest Airmotive ("Airmotive"). Airmotive discontinued operations in the third quarter of 1991. USAir did not realize any material gain or loss on the sale and discontinuance of Airmotive's operations.

     Certain 1992 and 1991 amounts have been reclassified to conform with 1993 classifications.

     (b) Cash and Cash Equivalents

     For financial statement purposes, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     (c) Materials and Supplies

     Inventories of materials and supplies are valued at average cost and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable parts.

     (d) Property and Equipment

     Property and equipment is stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Maintenance and repairs, including the overhaul of aircraft components, are charged to operating expense as incurred and costs of major improvements are capitalized for both owned and leased assets. Interest related to deposits on aircraft purchase contracts and facility and equipment construction projects is capitalized as additional cost of the asset or as leasehold improvement if the asset is leased. Depreciation and amortization for principal asset classifications is provided on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

                                    Depreciable
         Assets                        Lives      Residual Values
         ------                     -----------   ---------------
                                      (years)      (in millions)
Aircraft
  Boeing 767-200ER                      20             $14.0
  Boeing 757-200                        20               8.0
  Boeing 737-300/400                    20               7.5
  Boeing 737-200                       5-17            2.5-5.0
  BAe-146                               18               3.0
  McDonnell Douglas MD-80               20               7.5
  Douglas DC-9-30                       17               3.0
  Fokker 100                            20               5.0
  Fokker F28                            6-8            1.0-2.0
  Commuter aircraft                     15               1.5
  Improvement to leased aircraft   life of lease           -

Ground property, equipment and        1-10 or
  leasehold improvements          life of lease            -

Buildings                               30                 -


     Property acquired under capital lease is amortized on a straight-line basis over the term of the lease and charged to depreciation expense.

     (e) Goodwill, Other Intangibles and Other Assets

     Goodwill, the cost in excess of fair value of identified net assets acquired, is being amortized on a straight-line basis over 40 years as other non-operating expense. Accumulated amortization at December 31, 1993 and 1992 was $98 million and $82 million, respectively.

     Intangible assets consist of purchased operating rights at various airports, purchased route authorities, and the intangible assets associated with the underfunded amounts of certain pension plans. The operating rights, valued at purchase cost or appraised value if acquired from Piedmont Aviation, Inc. ("Piedmont Avia-tion") or Pacific Southwest Airlines ("PSA"), are being amortized over periods ranging from ten to 25 years as Other Rent and Landing Fees Expense. The purchased route authorities are amortized over periods of 25 years as other operating expense. Accumulated amortization at December 31, 1993 and 1992 was $72 million and $64 million, respectively. The decrease in Other Intangibles, net in 1993 is primarily attributable to the $47 million reclassification of two London routes to Other Assets as a result of USAir's relinquishment of these routes as contemplated by the January 21, 1993 Investment Agreement ("Investment Agreement") between the Company and British Airways Plc ("BA"). USAir relinquished its Charlotte to London route authority in January 1994. In addition, takeoff and landing slots at Washington National Airport were purchased from Northwest Airlines, Inc. ("Northwest") for $10 million during 1993.

     (f) Restricted Cash and Investments

     Restricted cash and investments consist primarily of deposits in trust accounts to collateralize letters of credit or workers compensation policies and short-term investments restricted for specified construction projects. These amounts are classified as Other Assets on the accompanying balance sheets.

     (g) Deferred Gains on Sale and Leaseback Transactions

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the term of the leases as a reduction of rental expense.

     (h) Passenger Revenue Recognition

     Passenger ticket sales are recognized as revenue when the transportation service is rendered. At the time of sale, a liability is established (Traffic Balances Payable and Unused Tickets) and subsequently eliminated either through carriage of the passenger, through billing from another carrier which renders the service or by refund to the passenger. Approximately $29 million and $28 million of amounts owed to wholly-owned subsidiaries of USAir Group for passenger transportation revenue are included in Traffic Balances Payable and Unused Tickets at December 31, 1993 and 1992, respectively.

     (i) Frequent Traveler Awards

     USAir accrues the estimated incremental cost of providing outstanding travel awards earned by participants in its Frequent
Traveler Program.

     (j) Investment Tax Credit

     Investment tax credit benefits are recorded using the "flow-through" method as a reduction of the Federal income tax provision.

     (k) Swap Agreements

     USAir has entered into hedging arrangements to reduce its exposure to fluctuations in the price of jet fuel. Net settlements are recorded as adjustments to aviation fuel expense. USAir is party to such hedging arrangements with several entities. Under these arrangements, the Company's maximum commitments, which are offset by amounts received under the arrangements, totaled approximately $100.3 million and $158.7 million at December 31, 1993 and 1992, respectively. Although the agreements expose the Company to credit loss in the event of nonperformance by the other parties to the agreements, the Company does not anticipate such nonperformance.

(2)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Unless a quoted market price indicates otherwise, the fair values of cash and investments generally approximate carrying values because of the short maturity of these instruments. USAir has estimated the fair value of long-term debt based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar remaining maturities. The fair values of energy swap agreements and foreign currency contracts are obtained from dealer quotes whereby these values represent the estimated amount USAir would receive or pay to terminate such agreements.

     The estimated fair values of USAir's financial instruments are summarized as follows:

                                   December 31,
                     ------------------------------------------
                             1993                  1992
                     --------------------   -------------------
                                Estimated             Estimated
                      Carrying     Fair     Carrying     Fair
                       Amount     Value      Amount     Value
                      --------  ---------   --------  ---------

                                    (in thousands)
Cash and short-
  term invest-
  ments              $  367,835 $  367,835  $ 295,432  $ 295,432
Restricted cash
  and investments       173,357    173,305    159,151    159,096
Long-term debt (ex-
  cludes capital
  lease obliga-
  tions)              2,528,348  2,569,031  2,074,001  1,920,603
Energy swap agree-
ments:
  In a net payable
  position                    -    (10,352)         -     (1,003)
Foreign currency
contracts:
  In a net payable
  position                    -     (1,874)         -     (1,168)


(3)  LONG-TERM DEBT

     Details of long-term debt are as follows:

                                                December 31,
                                          ----------------------
                                             1993        1992
                                             ----        ----

                                               (in thousands)
Senior Debt:
  12 7/8% Senior Debentures due 2000      $   77,000  $   96,000
  10% Senior Notes due 2003                  300,000           -
  6.9% to 14.3% U. S. Government
    Guaranteed Obligations,
    Installments due 1994 to 1995              6,180      35,266
  10 1/2% to 13 1/8% Equipment Trust
    Certificates, Installments due 1994          972       8,265
  4.1% to 13 5/8% Equipment Financing
    Agreements, Installments due 1994
    to 2016                                1,887,822   1,528,018
  6.3% to 12% Intercompany Aircraft
    Loans with USAir Group, Install-
    ments due 1994 to 2016                   105,080     130,452
  3.9% to 8.6% Airport Facility Revenue
    Bonds and Notes, Installments due
    1994 to 2022                              27,620      29,720
  4.3% to 5% Aircraft Purchase Deposit
    Financing, Installments due 1994 to
    1999                                     120,311     229,484
   Other                                       3,363       3,924
                                           ---------   ---------
                                           2,528,348   2,061,129
Capital Lease Obligations                    104,382     133,928
Other                                              -      12,872
                                           ---------   ---------
   Total                                   2,632,730   2,207,929
Less Current Maturities                       85,715     116,999
                                           ---------   ---------
                                          $2,547,015  $2,090,930
                                           =========   =========

     Maturities of long-term debt and debt under capital leases for the next five years are as follows:

                          (in thousands)

                    1994               $   85,715
                    1995                   75,691
                    1996                   75,715
                    1997                   86,496
                    1998                  155,234
                    Thereafter          2,153,879

     Interest rates on $239 million principal amount of long-term debt at December 31, 1993 are subject to adjustment to reflect prime rate and other rate changes.

     Equipment financings totaling $2.1 billion are collateralized by aircraft and engines with a net book value of $2.2 billion at December 31, 1993. In addition, certain USAir aircraft and engines with a net book value of $162 million collateralize USAir Group's Credit Agreement borrowings.

     An aggregate of $32 million of future principal payments of the Equipment Financing Agreements are payable in Japanese Yen. This foreign currency exposure has been hedged to maturity. Although the Company is exposed to credit loss in the event of non-performance by the counterparty to the hedge agreement, the Company does not anticipate such non-performance.

     On February 2, 1994, USAir sold $175 million principal amount of 9 5/8% Senior Notes ("9 5/8% Senior Notes") which are uncondi-tionally guaranteed by the Company. The 9 5/8% Senior Notes are not reflected in the above table because they were sold after December 31, 1993.

(4)  COMMITMENTS AND CONTINGENCIES

     (a) Operating Environment

     The economic conditions in the United States, fare competition and the emergence and growth of low cost, low fare carriers in the domestic airline industry are factors affecting the financial condition of USAir. Industry capacity has recently failed to mirror changes in demand due primarily to the continued delivery of new aircraft and secondarily, to the prolonged operation of certain major U.S. carriers under the protection of Chapter 11 of the Bankruptcy Code. USAir competes with at least one major airline on most of its routes between major cities. Although the economy generally has shown signs of improvement, the Company expects that the competitive environment in the airline industry, the entry of low cost, low fare carriers into USAir's markets, and the excess capacity in the domestic airline industry will continue to have an adverse effect on USAir's passenger revenue for the foreseeable future. The extent or duration of these conditions cannot be reasonably determined at this time.

     (b) Lease Commitments

     USAir leases certain aircraft, engines, computer and ground equipment, in addition to the majority of its ground facilities. Ground facilities include executive offices, overhaul and mainte-nance bases and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Most leases also include renewal options and some aircraft leases include purchase options.

     The following amounts applicable to capital leases are included in property and equipment:

                                                 December 31,
                                            ---------------------
                                              1993         1992
                                              ----         ----

                                                (in thousands)
Flight equipment                            $264,462     $302,873
Ground property and equipment                 10,961       10,961
                                             -------      -------
                                             275,423      313,834
Less accumulated amortization                183,091      202,007
                                             -------      -------
                                            $ 92,332     $111,827
                                             =======      =======

     At December 31, 1993, obligations under capital and noncancel-able operating leases for future minimum lease payments were as follows:

                                          Capital      Operating
                                          Leases         Leases
                                         --------      ---------

                                              (in thousands)
1994                                      $ 33,910    $   726,738
1995                                        25,961        727,390
1996                                        22,492        705,233
1997                                        21,697        715,707
1998                                        10,687        677,539
Thereafter                                  38,362      7,873,539
                                           -------     ----------
   Total minimum lease payments            153,109    $11,426,146
                                                       ==========
   Less amount representing interest        48,727
                                           -------
Present value of net minimum lease
   payments                               $104,382
                                           =======

     Rental expense under operating leases for 1993, 1992 and 1991 was $739 million, $678 million and $576 million, respectively. Rental expense for 1993 excludes a charge of $9 million related to certain airport facilities where USAir has, among other things, discontinued or reduced its service. Rental expense for 1992 excludes a charge of $72 million related to USAir's grounded BAe-146 fleet. Rental expense for 1991 excludes a credit of $9 million for the BAe-146 fleet.

     (c) Legal Proceedings

     USAir and various subsidiaries have been named as defendants in various suits and proceedings which involve, among other things, environmental concerns and employment matters. These suits and proceedings are in various stages of litigation, and the status of the law with respect to several of the issues involved is unset-tled. For these reasons the outcome of these suits and proceedings is difficult to predict. In the Company's opinion, however, the disposition of these matters is not likely to have a material adverse effect on its financial condition or results of operations.

     In 1989 and 1990, a number of U.S. air carriers, including USAir, received two Civil Investigative Demands ("CIDs") from the U.S. Department of Justice ("DOJ") (a CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action) related to investigations of price fixing in the domestic airline industry.

     The investigations by the DOJ culminated in the filing of a lawsuit against Airline Tariff Publishing Company ("ATPCo") and eight major air carriers, including USAir, alleging that the defendants had agreed to fix prices in violation of Section 1 of the Sherman Act through the methods used to disseminate fare data to ATPCo, an airline-owned fare publishing service. To avoid the costs associated with protracted litigation and an uncertain outcome, USAir and another carrier decided to settle the lawsuit by entering into a consent decree to modify their fare-filing practices in certain respects and to implement compliance programs that would include education of employees regarding the carriers' responsibilities under the consent decree. Accordingly, the consent decree and the U.S. Government's complaint were filed contemporaneously in the U.S. District Court for the District of Columbia in December 1992. Due to certain legal requirements associated with the settlement of government antitrust suits, the consent decree could not be entered until a notice and comment period had expired. On November 1, 1993, after it had reviewed the comments, the Court entered the consent decree. USAir does not believe that the fare-filing practices reflected in the consent decree will have a material adverse effect on its financial condition or on its ability to compete. In March 1994, the remaining six air carrier defendants agreed to the entry of a separate consent decree to settle the lawsuit. This consent decree cannot be entered until a notice and comment period has expired. When that consent decree is entered, USAir can petition the Court to have its consent decree amended to conform with the other settlement and the Court will enter the amended consent decree.

     On March 19, 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit. The class action suit, which was filed in July 1990, alleged that the airlines used ATPCo to signal and communicate carrier pricing intentions and otherwise limit price competition for travel to and from numerous hub airports. Under the terms of the settlement, the six air carriers will pay $45 million in cash and issue $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines. USAir's share of the cash portion of the settlement, $5 million, was recorded in results of operations for the second quarter of 1992. The certificates provide a dollar-for-dollar discount against the cost of a ticket generally of up to a maximum of 10% per ticket, depending on the cost of the ticket. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow.
However, due to the interchangeability of the certificates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates, and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on future passenger revenue and cash flows. USAir has employed the incremental cost method to estimate a range of costs attributable to the exercise of the certificates, based on the assumption that the estimated maximum number of certificates to be redeemed for travel on USAir will be related to USAir's market share relative to the total market share of the six carriers involved in the settlement. USAir's estimated percentage of such market share is less than 9%. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, liability insurance, and denied boarding compensation expenses expected to be incurred on a per passenger basis. USAir has estimated that its incremental cost will not be material based on the equivalent free trips associated with the settlement.

     The Attorney General of the State of Florida and the Attorneys General of several other states are investigating whether several major airlines, including USAir, have engaged in price fixing and other unlawful restraints of trade. Certain of these Attorneys General have issued document requests to USAir and several other airlines requiring them to provide certain information and documents. At this time, USAir cannot predict the manner in which these investigations will be resolved and if the resolution will have an adverse effect on USAir's results of operations or financial position.

     (d) Aircraft Commitments

     At December 31, 1993, USAir's new aircraft on firm order, options for new aircraft and scheduled payments for new aircraft orders (including progress payments, buyer furnished equipment, spares, and capitalized interest) were:

                     Delivery Period - Firm Orders
                -----------------------------------------
                                             There-
                1994  1995  1996  1997  1998  after Total Options
                ----  ----  ----  ----  ----  ----- ----- -------
Boeing
  767-200ER        -     -     -     -     -     -       -     2
  757-200          5     7     8     -     -     -      20    12
  737 Series       -     -     -    12    12    16      40    63
                 ---   ---   ---   ---   ---   ---     ---   ---
     Total         5     7     8    12    12    16      60    77
                 ===   ===   ===   ===   ===   ===     ===   ===
Payments
 (millions)     $284  $321  $381  $428  $435  $451  $2,300
                 ===   ===   ===   ===   ===   ===   =====

     USAir may elect, under certain circumstances, to convert Boeing 737 Series and Boeing 767 Series firm order or option deliveries to Boeing 757-200 deliveries. If USAir were to elect such a substitution, the payments presented in the table above would change. USAir is currently in negotiations with Boeing regarding, among other things, the above schedule of new aircraft deliveries.

     In addition, USAir has a commitment to purchase hushkits for certain of its McDonnell Douglas DC-9-30 aircraft and a substantial portion of its Boeing 737-200 aircraft. The installation of these hushkits will bring the aircraft into compliance with Federal Aviation Administration ("FAA") Stage 3 noise level requirements. The projected payments associated with the purchase of the hushkits are: $29.1 million - 1994; $12.0 million - 1995; $42.3 million -
1996; $43.4 million - 1997; $44.0 million - 1998; and $30.8 million thereafter.

     (e) Concentration of Credit Risk

     USAir does not believe it is subject to any significant concentration of credit risk. At December 31, 1993, most of USAir's receivables related to tickets sold to individual passen-gers through the use of major credit cards (47%) or to tickets sold by other airlines (16%) and used by passengers on USAir or USAir Group's commuter subsidiaries. These receivables are short-term, generally being settled shortly after sale or in the month following usage. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

     (f) Guarantees

     At December 31, 1993, USAir guaranteed payments of certain debt obligations of the Galileo International Partnership amounting to approximately $16 million. In addition, at December 31, 1993, USAir guaranteed payments of debt and lease obligations of USAir Group's three wholly-owned subsidiaries amounting to approximately $148 million.

(5)  SALE OF RECEIVABLES

     USAir is party to an agreement ("Receivables Agreement") to sell, on a revolving basis, undivided interest of up to $240 million in a pool of designated receivables. Approximately $141 million was available for sale at December 31, 1993 based on receivable balances at that date. The maximum amount available under the Receivable Agreement to be sold gradually reduces from $240 million at December 31, 1993, to $190 million on June 30, 1994. The Receivables Agreement expires on December 21, 1994. USAir had no outstanding amounts due under the Receivable Agreement at December 31, 1993. The net amounts sold reduce receivables in the accompanying balance sheet by $220 million and $188 million at December 31, 1992 and 1991, respectively. Included in the accounts payable balances at December 31, 1992 and 1991, are $74 million and $64 million, respectively, which represent funds held by USAir related to previously sold receivables that had been collected.

     USAir obtained a waiver from the purchaser of the receivables and its operating agent, exempting USAir from compliance with the coverage ratio financial covenant in the Receivables Agreement for the quarter ended December 31, 1993. USAir is currently unable to sell receivables under the Receivables Agreement because it is in violation of a minimum net worth covenant thereunder. In addition, based on current projections of its results for 1994, USAir expects that it will not be in compliance with the coverage ratio test and possibly other financial covenants at March 31, 1994 and during the
remainder of the year.   There can be no assurance that USAir will
be able to obtain a waiver of compliance with these covenants or arrange a replacement facility.

(6)  INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 required a change from the deferred method under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. No cumulative adjustment at January 1, 1993, and no income tax credit for the year ended December 31, 1993, were recognized due to the FAS 109 limitation in recognizing benefits for net operating losses. USAir files a consolidated Federal income tax return with its parent USAir Group pursuant to a tax allocation agreement.

     The components of the provision (credit) for income taxes are as follows:

                                1993         1992         1991
                                ----         ----         ----

                                        (in thousands)
Current provision (credit):
  Federal                      $     -      $     -    $ (22,307)
  State                              -            -            -
                                ------       ------     --------
  Total current credit               -            -      (22,307)
                                ------       ------     --------
Deferred provision (credit):
  Federal                            -            -      (76,524)
  State                              -            -            -
                                ------       ------     --------
  Total deferred credit              -            -      (76,524)
                                ------       ------     --------
Provision (credit) for
  income taxes                 $     -      $     -    $ (98,831)
                                ======       ======     ========

     The significant components of deferred income tax ex-pense/(benefit) for the year ended December 31, 1993, are as follows:

                                                (in thousands)
     Deferred tax benefit (exclusive of the
       other components listed below)             $(121,847)
     Adjustments to deferred tax assets and
       liabilities for enacted changes in tax
       laws and rates                                (9,429)
     Increase for the year in the valuation
       allowance for deferred tax assets            131,276
                                                   --------
     Total                                        $       0
                                                   ========

     For the years ended December 31, 1992 and 1991, deferred income taxes result from differences in the recognition of revenue and expenses and investment tax credits for tax and financial reporting purposes. The major items resulting in these differences and the related tax effects are shown in the following chart:

                                              1992         1991
                                              ----         ----

                                               (in thousands)
Equipment depreciation and
   amortization                             $ 67,582    $ 82,476
Gain on sale and leaseback
   transactions                              (55,514)    (60,049)
Net operating loss carryforward               55,671    (122,439)
Alternative minimum tax                            0      32,702
Employee benefits                            (35,737)     26,238
Tax benefits purchased/sold                    7,464      10,144
Investment tax credits                        (2,372)    (13,495)
Leasing transactions                         (33,527)    (24,482)
Frequent traveler program                     (2,815)     (7,383)
Other                                           (752)       (236)
                                             -------     -------
Total deferred provision (credit)           $      0    $(76,524)
                                             =======     =======

     A reconciliation of taxes computed at the statutory Federal tax rate on earnings before income taxes to the provision (credit) for income taxes is as follows:

                                   1993        1992       1991
                                   ----        ----       ----

                                          (in thousands)
Tax provision (credit)
  computed at statutory rate   $(146,579)  $(200,490)  $(130,194)
Book expenses not deductible
  for tax purposes                 9,348      21,256      31,363
Limitation in recognizing
  tax benefit of net
  operating loss                 146,660     179,234           -
Adjustments to deferred tax
  assets and liabilities for
  enacted changes in tax laws
  and rates                       (9,429)          -           -
                                --------    --------    --------
Provision (credit) for
   income taxes                $       -   $       -   $ (98,831)
                                ========    ========    ========

Effective tax rate                     0%          0%       25.8%
                                ========    ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are presented below:

                                                   (in thousands)
Deferred tax assets:
  Leasing transactions                                $  129,276
  Tax benefits purchased/sold                             79,434
  Gain on sale and leaseback transactions                162,400
  Employee benefits                                      429,312
  Net operating loss carryforwards                       508,240
  Alternative minimum tax credit carryforwards            20,881
  Investment tax credit carryforwards                     47,880
  Other deferred tax assets                               61,210
                                                       ---------
    Total gross deferred tax assets                    1,438,633
  Less valuation allowance                              (568,816)
                                                       ---------
    Net deferred tax assets                              869,817
Deferred tax liabilities:
  Equipment depreciation and amortization               (840,584)
  Other deferred tax liabilities                         (29,233)
                                                       ---------
    Net deferred tax liabilities                        (869,817)
                                                       ---------
    Net deferred taxes                                $        0
                                                       =========

     The valuation allowance for deferred tax assets as of January 1, 1993, was $438 million. The increase in the valuation allowance for 1993 was $131 million.

     At December 31, 1993, the Company had unused net operating losses of $1.3 billion for Federal tax purposes, which expire in the years 2005-2008. USAir also has available, to reduce future taxes payable, $429 million alternative minimum tax net operating losses expiring in 2007 and 2008, $47 million of investment tax credits expiring in 2002 and 2003, and $20 million of minimum tax credits which do not expire. The Federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

(7)  STOCKHOLDER'S EQUITY

     USAir Group owns all of the outstanding common stock of USAir. USAir Group's Credit Agreement includes a provision that limits
USAir's ability to declare dividends to USAir Group.

(8)  EMPLOYEE STOCK OWNERSHIP PLAN

     In August 1989, USAir established an Employee Stock Ownership Plan ("ESOP"). USAir Group sold 2,200,000 shares of its Common Stock to an Employee Stock Ownership Trust to hold on behalf of USAir's employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. Financing of approximately $111.4 million for the Trust's purchase of the shares was provided by USAir through a 9 3/4% loan to the Trust, and an additional $2.2 million was contributed to the Trust by USAir. The loan is being repaid with contributions made by USAir. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. The amount of dividends used for debt service by the ESOP was $127,000 in 1991. As the loan is repaid over time, participating employees receive allocations of the Common Stock purchased by the Trust. The initial maturity of the loan is 30 years. However, the ESOP provides that if the Company's profitability as measured by return on sales exceeds certain goals during the life of the ESOP, USAir's contributions and the repayment of the loan will be accelerated. Contributions made by USAir and therefore loan repayments made by the Trust were $11.4 million in 1993, 1992 and 1991. The interest portion of these contributions was $10.5 million in 1993, $10.6 million in 1992 and $10.7 million in 1991. Approximately 366,000 shares of Common Stock have been allocated to employees. USAir recognized approximately $4 million of compensation expense related to the ESOP in each of 1993, 1992 and 1991 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $95 million, $98 million and $102 million at December 31, 1993, 1992 and 1991, respectively.

(9)  EMPLOYEE BENEFIT PLANS

     (a) Pension Plans

     USAir has several pension plans in effect covering substan-tially all employees. One qualified defined benefit plan covers USAir maintenance employees and provides benefits of stated amounts for specified periods of service. Qualified defined benefit plans for substantially all other employees provide benefits based on years of service and compensation. The qualified defined benefit plans are funded, on a current basis, to meet requirements of the Employee Retirement Income Security Act of 1974.

     The defined benefit pension plan for USAir non-contract employees was frozen at the end of 1991 for all non-contract participants, resulting in a one-time book gain of approximately $107 million in 1991. All non-contract plan participants became 100% vested at the time of the freeze. As a result of this plan curtailment, the accrual of service costs related to defined benefits for USAir non-contract employees ceased at the end of 1991. USAir implemented a defined contribution pension plan for non-contract employees in January 1993.

     The funded status of the qualified defined benefit plans at December 31, 1993 and 1992 was as follows:

                                  1993               1992
                              Plans in Which     Plans in Which
                             ----------------- -----------------
                               Plan   Accumu-    Plan   Accumu-
                              Assets   lated    Assets   lated
                              Exceed  Benefits  Exceed  Benefits
                              Accumu-  Exceed   Accumu-  Exceed
                              lated     Plan    lated     Plan
                             Benefits  Assets  Benefits  Assets
                             --------  ------  --------  ------

                                        (in millions)
Fair value of plan assets     $1,897   $  172   $1,742   $  157
Actuarial present value of
  benefits for service
  rendered to date:
    Accumulated benefits
      based on salaries to
      date                     1,853      282    1,355      222
    Additional benefits
      based on estimated
      future salary levels       637        -      457        -
                               -----    -----    -----    -----
      Projected benefit
        obligation             2,490      282    1,812      222
                               -----    -----    -----    -----
Projected benefit obligation
   over plan assets             (593)    (110)     (70)     (65)
Unrecognized net transition
   asset                         (33)     (13)     (36)     (15)
Unrecognized prior service
   cost                           15       72       15       77
Unrecognized net loss            624       51      147       19
                               -----    -----    -----    -----
  Pension (liability) prepaid
    before adjustment             13        -       56       16
Adjustment to recognize
  minimum liability                -     (110)       -      (81)
                               -----    -----    -----    -----
  Pension (liability) prepaid
    as adjusted and recognized
    in Consolidated Balance
    Sheets                    $   13   $ (110)  $   56   $  (65)
                               =====    =====    =====    =====

     Approximately 97% of the accumulated benefit obligation was vested at December 31, 1993 and 1992. Unrecognized transition assets are being amortized over periods up to 27 years. The weighted average discount rate used to determine the actuarial present value of the projected benefit obligation was 7.6% and 8.75% as of December 31, 1993 and 1992, respectively. The expected long-term rate of return on plan assets used in 1993 and 1992 was 9.5%. Rates of 3% to 6% were used to estimate future salary levels. At December 31, 1993, plan assets consisted of approxi-mately 8% in cash equivalents and short-term debt investments, 37% in equity investments, and 55% in fixed income and other invest-ments. At December 31, 1992, plan assets consisted of approximate-ly 4% in cash equivalents and short-term debt investments, 70% in equity investments, and 26% in fixed income and other investments.

     The following items are the components of the net pension cost for the qualified defined benefit plans:

                                    1993       1992       1991
                                    ----       ----       ----

                                          (in millions)
Service cost (benefits
  earned during the year)          $  90      $  79      $  98
Interest cost on projected
  benefit obligation                 188        171        168
Actual return on plan assets        (224)      (114)      (353)
Net amortization and deferral         40        (65)       201
                                    ----       ----       ----
Net pension cost                   $  94      $  71      $ 114
                                    ====       ====       ====

     Net pension cost for 1993 and 1991 presented above excludes a charge of approximately $33.9 million and $21.6 million, respec-tively, related to "early-out" incentive programs offered to a limited number of USAir employees during the years. No such charges were incurred in 1992.

     Non-qualified supplemental pension plans are established for certain employee groups, which provide incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plans if it were not for limitations imposed by income tax regulations.

     The following table sets forth the non-qualified plans' status at December 31, 1993 and 1992:

                                             1993          1992
                                             ----          ----

                                               (in millions)
Fair value of plan assets                   $   -         $   -
Actuarial present value of benefits
  for service rendered to date:
    Accumulated benefits based on
      salaries to date                          28            16
    Additional benefits based on
      estimated future salary levels             2             1
                                              ----          ----
   Projected benefit obligation                 30            17
                                              ----          ----
Projected benefit obligation over
  plan assets                                  (30)          (17)
Unrecognized net transition asset                -             -
Unrecognized prior service cost                  1             -
Unrecognized net loss                            4             2
  Pension (liability) prepaid                 ----          ----
    before adjustment                          (25)          (15)
Adjustment to recognize minimum
  liability                                     (5)           (2)
                                              ----          ----
Unfunded accrued supplementary costs
  as adjusted and recognized in
  Consolidated Balance Sheets                $ (30)        $ (17)
                                              ====          ====

     Net supplementary pension cost for the two years included the following components:

                                              1993          1992
                                              ----          ----

                                                (in millions)
Service cost (benefits earned during
  the year)                                  $   -         $   -
Interest cost on projected benefit
  obligation                                     2             2
Actual return on plan assets                     -             -
Net amortization and deferral                   12             6
                                              ----          ----
Net periodic supplementary pension cost      $  14         $   8
                                              ====          ====

     The discount rate used to determine the actuarial present value of the projected benefit obligation was 7.5% and 8.75% as of December 31, 1993 and 1992, respectively. Rates of 3% and 6% were used to estimate future salary levels.

     In addition to the qualified and non-qualified defined benefit plans described above, USAir also contributes to certain defined contribution plans primarily for employees not covered under a collective bargaining agreement. Company contributions are based on a formula which considers the age and pre-tax earnings of each employee and the amount of employee contributions. USAir's contribution expense was $42 million for 1993. USAir recognized no such expense in 1992 and 1991.

     (b) Postretirement Benefits Other Than Pensions

     USAir offers medical and life insurance benefits to employees who retire from the Company and their eligible dependents. The medical benefits provided by USAir are coordinated with Medicare benefits. Retirees generally contribute amounts towards the cost of their medical expenses based on years of service with the Company. USAir provides uninsured death benefit payments to survivors of retired employees for stated dollar amounts, or in the case of retired pilot employees, death benefit payments determined by age and level of pension benefit. The plans for postretirement medical and death benefits are funded on the pay-as-you-go basis.

     USAir adopted Statement of Financial Accounting Standards No. 106 ("FAS 106") during 1992 and elected to record the January 1, 1992 Accumulated Postretirement Benefit Obligation ("APBO") using the immediate recognition approach. The cumulative effect of adopting FAS 106 was $745.5 million ($638.8 million net of tax benefit).

     The following table sets forth the financial status of the plans as of December 31, 1993 and 1992:

                                                  1993      1992
                                                  ----      ----

                                                   (in millions)
Accumulated Postretirement Benefit
 Obligation (APBO):
   Retirees                                      $  291    $  192
   Fully eligible active plan participants          153       138
   Other plan participants                          356       404
                                                  -----     -----
     Total APBO                                     800       734
   Unrecognized prior service credit                179       111
   Unrecognized net gain (loss)                     (54)        6
                                                  -----     -----
Accrued postretirement benefit cost              $  925    $  851
                                                  =====     =====

     The components of net periodic postretirement benefit cost are as follows:
                                                  1993      1992
                                                  ----      ----
                                                   (in millions)
Service cost (benefits attributed to
  employee service during the year)              $   31    $   46
Interest cost on APBO                                56        69
Net amortization and deferral                       (12)        -
                                                  -----     -----
  Net periodic postretirement benefit cost       $   75    $  115
                                                  =====     =====

     The postretirement benefit expense for 1993 presented above excludes a charge of approximately $15.5 million related to "early-out" programs offered to a limited number of employees during the year. No such charges were incurred in 1992 or 1991.

     The discount rate used to determine the APBO was 7.75% and 8.75% at December 31, 1993 and 1992, respectively. The assumed health care cost trend rate used in measuring the APBO was 10.5% in 1993 and 1994, declining by 1% per year after 1994 to an ultimate rate of 4.5%. If the assumed health care cost trend rate were increased by 1 percentage point, the APBO at December 31, 1993 would be increased by 10% and 1993 periodic postretirement benefit cost would increase 13%.

     Prior to the adoption of FAS 106, USAir recognized expense for retiree health care at an estimated monthly rate (based on payments) and recognized expense for death benefits when paid. The expense using this methodology was approximately $8 million for 1991.

     (c) Postemployment Benefits

     USAir adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"), during 1993. FAS 112 requires the use of an accrual method to recognize postemployment benefits such as disability-related benefits. The cumulative effect at January 1, 1993 of adopting FAS 112 was $43.7 million.

(10) SUPPLEMENTAL BALANCE SHEET INFORMATION

     The components of certain accounts in the accompanying balance sheets are as follows:

                                             1993         1992
                                             ----         ----

                                               (in thousands)
(a)  Cash and cash equivalents:
       Cash                                $  16,126    $   8,443
       Investments, at cost which
         approximates market                 351,709      286,989
                                            --------     --------
                                           $ 367,835    $ 295,432
                                            ========     ========
(b)  Receivables, net:
       Accounts receivable                 $ 377,998    $ 189,183
       Less allowance for doubtful
         accounts                             10,595       11,408
                                            --------     --------
                                           $ 367,403    $ 177,775
                                            ========     ========
(c)  Materials and supplies, net:
       Materials and supplies              $ 431,400    $ 442,233
       Less allowance for obsolescence        92,592       83,575
                                            --------     --------
                                           $ 338,808    $ 358,658
                                            ========     ========
(d)  Accrued expenses:
       Salaries and wages                 $  252,865   $  214,562
       Rents                                 431,065      429,028
       All other                             466,132      459,896
                                           ---------    ---------
                                          $1,150,062   $1,103,486
                                           =========    =========


(11) NON-RECURRING AND UNUSUAL ITEMS

     (a) 1993

     USAir's results for 1993 include non-recurring charges of (i) $43.7 million for the cumulative effect of an accounting change, as required by FAS 112 which was adopted during the third quarter of 1993, retroactive to January 1, 1993; (ii) $68.8 million for severance, early retirement and other personnel-related expenses recorded primarily during the third quarter of 1993 in connection with a workforce reduction of approximately 2,500 full-time positions between November 1993 and the first half of 1994; (iii) $36.8 million based on a projection of the repayment of certain employee pay reductions, recorded in the fourth quarter of 1993;
(iv) $13.5 million for certain airport facilities at locations where USAir has, among other things, discontinued or reduced its service, recorded in the fourth quarter of 1993; (v) $8.8 million for a loss on USAir's investment in the Galileo International Partnership, which operates a computerized reservation system, recorded in the fourth quarter of 1993; and (vi) $18.4 million credit related to non-operating aircraft, recorded in the second quarter of 1993.

     (b) 1992

     USAir's results for 1992 include (i) a charge of $628.1 million for the cumulative effect of an accounting change as required by FAS 106, effective January 1, 1992; (ii) a $107.4 million charge related to certain aircraft which have been withdrawn from service, recorded in the fourth quarter of 1992; and
(iii) a $34.1 million non-operating loss related to the sale of ten MD-82 aircraft which USAir eliminated from its fleet plan, recorded in the fourth quarter of 1992.

     (c) 1991

     USAir's results for 1991 include (i) a $107 million a pre-tax gain related to freezing of the fully funded non-contract employee pension plan; (ii) a $21.6 million pre-tax expense related to early retirement incentives offered to certain employees during 1991;
(iii) a $21 million pre-tax charge to establish an additional reserve for USAir's grounded BAe-146 fleet; and (iv) a $18.5 million, net, in miscellaneous pre-tax non-recurring charges.

(12) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following table presents selected quarterly financial data for 1993 and 1992:

                             First    Second     Third    Fourth
                            Quarter   Quarter    Quarter  Quarter
                            -------   -------    -------  -------
                           (in millions except per share amounts)
1993
Operating revenues          $1,605    $1,693    $1,634    $1,690

Operating income (loss)     $  (13)   $   44    $ (121)   $  (38)

Income (loss) before
  cumulative effect of
  accounting change -
  as reported               $  (65)   $   (8)   $ (183)   $ (119)
Cumulative effect of
  accounting change -
  FAS 112                      (44)        -         -         -
                             -----     -----     -----     -----
Net loss                    $ (109)   $   (8)   $ (183)   $ (119)
                             =====     =====     =====     =====

1992
Operating revenues          $1,533    $1,580    $1,593    $1,530

Operating loss              $  (54)   $  (78)   $  (69)   $ (169)

Loss before cumulative
  effect of accounting
  change                    $ (100)   $ (125)   $ (109)   $ (256)

Cumulative effect of
  accounting change -
  FAS 106                     (639)        -         -         -
                             -----     -----     -----     -----
Net loss                    $ (739)   $ (125)   $ (109)   $ (256)
                             =====     =====     =====     =====

See Note 11 - Non-Recurring and Unusual Items.

Note:
     The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                             PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF USAir Group, Inc.

     Each of the persons listed below is currently a director of the Company and was elected in 1993 by the stockholders of the Company. Each director of the Company is also a director of USAir. Except as noted otherwise, the following biographies disclose the age and describe the business experience of each Director for at least the past five years. As required by the Investment Agreement, the Board of Directors amended the Company's By-Laws on January 21, 1993 to increase the authorized number of directors by three and immediately thereafter elected Messrs. Marshall, Maynard and Stevens to fill the new directorships. Under the Investment Agreement, the Company is required to use its best efforts to ensure that the slate of persons nominated by the Company for election as directors of the Company includes that number of persons designated by BA that is the percentage of the total then authorized number of directors, which is currently 16, of the Company that is nearest to but not greater than the percentage (but in no event greater than 25%) of the aggregate voting power of the securities that vote with the Common Stock as a single class for the election of directors of the Company then held by BA and its wholly-owned subsidiaries. Under this provision of the Investment Agreement, BA is entitled to designate three directors to the Board of Directors and has accordingly designated Messrs. Marshall, Maynard and Stevens.

                                                          Served
                                                            as
                                                         Director
                                                           since
                                                         --------

Warren E. Buffett, 63....  Mr. Buffett has been Chairman    1993
                           and Chief Executive Officer
                           of Berkshire Hathaway Inc.
                           (insurance, candy, retailing,
                           manufacturing and publishing)
                           since 1970. He is also a
                           Director of Capital Cities/
                           ABC, Inc., The Coca-Cola
                           Company, The Gillette Comp-
                           pany and Salomon Inc.  Mr.
                           Buffett is a member of the
                           Finance and Planning
                           Committee of the Board of
                           Directors.

Edwin I. Colodny, 67.....  Mr. Colodny is of counsel to     1975
                           the law firm of Paul, Has-
                           tings, Janofsky & Walker. He
                           retired as Chairman of the
                           Company and of USAir in July
                           1992.  He served as Chief
                           Executive Officer of USAir
                           from 1975 until retiring as an
                           employee of USAir in June 1991.
                           Mr. Colodny is a Director of
                           Martin Marietta Corporation,
                           Comsat Corporation and Ester-
                           line Technologies, Inc., and
                           is a member of the Board of
                           Trustees of the University of
                           Rochester. He is a member of
                           the Finance and Planning and
                           Nominating Committees of
                           the Board of Directors.

Mathias J. DeVito, 63....  Mr. DeVito is Chairman of the    1981
                           Board and Chief Executive
                           Officer of The Rouse Com-
                           pany (real estate develop-
                           ment and management). He also
                           serves as a Director of
                           First Maryland Bancorp and
                           subsidiaries of The Rouse
                           Company. He is a member of
                           the Board of the Business
                           Committee for the Arts and
                           former Chair of the Greater
                           Baltimore Committee. Mr.
                           DeVito is Chairman of the
                           Compensation and Benefits
                           Committee and a member of
                           the Finance and Planning
                           Committee of the Board of
                           Directors.

George J. W. Goodman, 63.. Mr. Goodman is President of      1978
                           Continental Fidelity, Inc.
                           which provides editorial and
                           investment services.  He is
                           the author of a number of
                           books and articles on finance
                           and economics under the pen
                           name "Adam Smith" and is the
                           host of a television series
                           of that name seen on public
                           broadcasting stations in the
                           U.S. and on other networks
                           abroad.  He is a Director of
                           Cambrex Corporation.  Mr.
                           Goodman also serves as a mem-
                           ber of the Advisory Committee
                           of the Center for International
                           Relations at Princeton Univer-
                           sity, and is a Trustee of the
                           Urban Institute. He is a mem-
                           ber of the Compensation and
                           Benefits and Finance and
                           Planning Committees of the
                           Board of Directors.

John W. Harris, 47.......  Mr. Harris is President of       1991
                           The Harris Group (real estate
                           development).  From 1972
                           through 1991, he was President
                           of The Bissell Companies,
                           Inc. (real estate development).
                           He is a Director of Southern
                           Bell Telephone and Telegraph
                           Company. Mr. Harris is former
                           Chairman of the Greater
                           Charlotte Chamber of Commerce
                           and a member of the Board
                           of Trustees of the University
                           of North Carolina and serves
                           on the boards of several
                           community service organiza-
                           tions. He is a member of
                           the Audit and Compensation
                           and Benefits Committees of
                           the Board of Directors.

Edward A. Horrigan, Jr., 64  Mr. Horrigan is Chairman and   1987
                             Chief Executive Officer of
                             Liggett Group Inc. (consumer
                             products), a position he
                             has held since May 1993. He
                             is also the retired Vice
                             Chairman of the Board of RJR
                             Nabisco, Inc. and retired
                             Chairman and Chief Executive
                             Officer of R. J. Reynolds
                             Tobacco Company, Winston
                             -Salem, North Carolina
                             (consumer products). He is a
                             Director of the Haggai Foun-
                             dation. Mr. Horrigan is a
                             member of the Audit and
                             Nominating Committees of
                             the Board of Directors.

Robert LeBuhn, 61.........  Mr. LeBuhn is Chairman of       1966
                            Investor International (U.S.),
                            Inc. (investments) and is a
                            Director of Acceptance Insur-
                            ance Companies, Amdura Corp.,
                            Lomas Financial Corp. and
                            Cambrex Corporation. He is
                            Trustee and President of the
                            Geraldine R. Dodge Foun-
                            dation, Morristown, New Jersey
                            and is a member of the New
                            York Society of Security
                            Analysts. He is Chairman
                            of the Finance and Planning
                            Committee and a member of the
                            Nominating Committee of the
                            Board of Directors.

Sir Colin Marshall, 60....  Sir Colin was elected Chairman  1993 of BA in February 1993. Prev-
                            iously, he had been Chief
                            Executive of BA and a member
                            of BA's Board of Directors
                            since 1983.  Sir Colin is a
                            Director of Grand Metropolitan
                            plc, HSBC Holdings Plc, and IBM
                            United Kingdom Holdings Limited.
                            He is a member of the Finance
                            and Planning Committee of the
                            Board of Directors.

Roger P. Maynard, 51......  Mr. Maynard has been Director   1993
                            of Corporate Strategy of BA
                            since 1991. Previously, from
                            1987, he had held various
                            positions at BA, including
                            Director of Investor Relations
                            & Marketplace Performance and
                            Executive Vice President
                            North America. Mr. Maynard is
                            a member of the Nominating
                            and Compensation and Benefits
                            Committees of the Board of
                            Directors.

John G. Medlin, Jr, 60....  Mr. Medlin is Chairman of the   1987
                            Board and, until December 31,
                            1993, was Chief Executive
                            Officer of Wachovia Corpor-
                            ation (bank holding company).
                            Mr. Medlin also serves as a
                            Director of BellSouth Company,
                            Media General, Inc., National
                            Services Industries, Inc. and
                            RJR Nabisco, Inc. He is Chair-
                            man of the Nominating Committee
                            and a member of the Compen-
                            sation and Benefits Committee
                            of the Board of Directors.

Hanne M. Merriman, 52.....  Mrs. Merriman is the Principal  1985
                            in Hanne Merriman Associates
                            (retail business consultants).
                            Previously, she served as
                            President of Nan Duskin, Inc.
                            (retailing), President and
                            Chief Executive Officer of
                            Honeybee, Inc., a division of
                            Spiegel, Inc., and President
                            of Garfinckel's, a division of
                            Allied Stores Corporation. Mrs.
                            Merriman is a Director of
                            CIPSCO, Inc. Central Public
                            Service Company, State Farm
                            Mutual Automobile Insurance
                            Company, The Rouse Company
                            and Ann Taylor Stores
                            Corporation.  She is a member
                            of the National Women's Forum
                            and a Trustee of The
                            American-Scandinavian Founda-
                            tion. She was a member of the
                            Board of Directors of the
                            Federal Reserve Bank of
                            Richmond, Virginia from 1984-
                            1990 and served as
                            Chairman in 1989-1990. Mrs.
                            Merriman is Chairman of the
                            Audit Committee and is a member
                            of the Nominating Committee of
                            the Board of Directors.

Charles T. Munger, 70.....  Mr. Munger is Vice Chairman of  1993
                            Berkshire Hathaway Inc. (insur-
                            ance, candy, retailing, manu-
                            facturing and publishing) of
                            which he has been an officer
                            and Director since 1975.  He is
                            Chairman of Daily Journal
                            Corporation and is a Director
                            of Salomon Inc. and Wesco
                            Financial Corporation.  Mr.
                            Munger is a member of the
                            Audit Committee of the Board
                            of Directors.

Seth E. Schofield, 54.....  Mr. Schofield was elected       1989
                            Chairman of the Board of
                            Directors of the Company
                            and USAir in June 1992.
                            In June 1991 he was elected
                            President and Chief Execu-
                            tive Officer of the Company
                            and of USAir. In June 1990
                            he was elected President
                            and Chief Operating Officer
                            of USAir.  He had served as
                            Executive Vice President-
                            Operations of USAir since
                            1981. Mr. Schofield joined
                            USAir in 1957 and has held
                            various corporate staff
                            positions.  Mr. Schofield
                            is a Director of the Erie
                            Insurance Group, the
                            PNC Bank, N.A., the
                            Greater Washington Board
                            of Trade, the Flight
                            Safety Foundation, and the
                            Greater Pittsburgh Council
                            of the Boy Scouts of
                            America. Mr. Schofield is
                            Chairman of the Board of
                            Directors of the Greater
                            Pittsburgh Chamber of
                            Commerce, and a Board
                            Member of the Pennsylvania
                            Business  Roundtable, Penn's
                            Southwest Association and
                            the Virginia Business
                            Council. He is also a
                            member of the Allegheny
                            Conference on Community

                            Development and the
                            Federal City Council.

Richard P. Simmons, 62....  Mr. Simmons is Chairman of       1987
                            the Board and Chairman of
                            the Executive Committee
                            of Allegheny Ludlum Corp.
                            and served as its
                            President and Chief Execu-
                            tive Officer from 1980 to
                            1990. Allegheny Ludlum pro-
                            duces stainless steel and
                            other high alloyed steels.
                            Mr. Simmons is also a
                            Director and Chairman of
                            the Executive Committee
                            of PNC Bank Corp. and
                            Consolidated Natural Gas.
                            He is a member of the Ameri-
                            can Institute of Mining,
                            Metallurgical and Petroleum
                            Engineers and is a fellow and
                            Distinguished Life Member of
                            the American Society for
                            Metals.  Mr. Simmons is a
                            member of the M.I.T. Corpor-
                            ation and serves on the
                            boards of several community
                            service organizations.  He
                            is a member of the Audit and
                            Finance and Planning
                            Committees of the Board of
                            Directors.

Raymond W. Smith, 56.....   Mr. Smith is Chairman of        1990
                            the Board and Chief Executive
                            Officer of Bell Atlantic Com-
                            pany, which is engaged princi-
                            pally in the telecommunications
                            business and is one of the
                            seven  regional companies
                            formed as a result of the
                            divestiture of the Bell
                            System. Previously, Mr.
                            Smith had served as Vice
                            Chairman and President of
                            Bell Atlantic and Chairman
                            of The Bell Telephone Com-
                            pany of Pennsylvania. He is
                            a member of the Board of
                            Directors of CoreStates
                            Financial Company, a
                            trustee of the University of
                            Pittsburgh and is active in
                            many civic and cultural
                            organizations.  He is a mem-
                            ber of the Compensation
                            and Benefits and Nominating
                            Committees of the Board of
                            Directors.

 Derek M. Stevens, 55...... Mr. Stevens has been Chief      1993
                            Financial Officer of and a
                            Director of BA since 1989.
                            Previously, from 1981, he
                            was Finance Director of TSB
                            Group plc (financial
                            institution). Mr. Stevens is
                            a member of the Audit Commit-
                            tee of the Board of Directors.

      The law firm of Paul, Hastings, Janofsky and Walker, with which Mr. Colodny is affiliated on an Of Counsel basis, provided legal services to USAir during 1993 and is expected to provide such services during 1994.

     The following persons are executive officers of the Company.

                                                      Executive
                                                      Officer of
                  Age as of                           the Company
      Name         3/31/94         Position(s)           Since
      ----        ---------        -----------        -----------
Seth E. Schofield     54    Chairman of the Board,        1983
                              President and Chief
                              Executive Officer of the
                              Company; Chairman of the
                              Board, President and Chief
                              Executive Officer of USAir

W. Thomas Lagow       52    Executive Vice President-     1992
                              Marketing of USAir


James T. Lloyd        52    Executive Vice President,     1987
                              General Counsel and
                              Secretary of the Company;
                              Executive Vice President
                              and General Counsel of USAir

John R. Long III      45    Executive Vice President-     1983
                              Customer Services of USAir

Frank L. Salizzoni    55    Executive Vice President-     1990
                              Finance of the Company
                              and USAir

Michael R. Schwab     48    Executive Vice President-     1989
                              Operations of USAir

Bruce R. Aubin        63    Senior Vice President-        1994
                              Maintenance Operations
                              of USAir

Robert L. Fornaro     41    Senior Vice President-        1992
                              Planning of USAir

John P. Frestel, Jr.  54    Senior Vice President-        1989
                              Human Resources of USAir

John W. Harper        53    Senior Vice President-        1992
                              Information Services of
                              USAir

Nancy Risque Rohrbach 47    Vice President-Public &       1994
                              Community Relations of
                              the Company and Senior
                              Vice President-Public &
                              Community Relations of
                              USAir

     For purposes of Rule 405 under the Securities Act of 1933,
Messrs. Lagow, Long, Schwab, Fornaro, Frestel, Harper and Ms.
Risque Rohrbach are deemed to be executive officers of the Company.

     There are no family relationships among any of the officers listed above. No officer was selected pursuant to any arrangement between him or her and any other person. Officers are elected annually to serve for the following year or until the election and qualification of their successors. All the executive officers except Ms. Risque Rohrbach and Messrs. Lagow, Salizzoni, Aubin, Frestel, Fornaro and Harper have been actively engaged in the business and affairs of the Company and USAir during the past five years. The business experience of the officers listed above since January 1, 1989 is as follows:

     Mr. Schofield was elected Executive Vice President of the Company in July 1989. At that time he was also elected Vice Chairman of the Board of the Company and of USAir. Mr. Schofield served as Executive Vice President-Operations of USAir until his election as President and Chief Operating Officer of USAir in June 1990. Effective on July 1, 1991, Mr. Schofield was elected President and Chief Executive Officer of both the Company and USAir. Effective on July 1, 1992, Mr. Schofield was elected Chairman of the Board of Directors of both the Company and USAir.

     Mr. Lagow was Senior Vice President-Market Planning of
Northwest Airlines until February 1988, when he became Senior Vice President-Planning of United Airlines. Mr. Lagow held that position until he was elected Executive Vice President-Marketing of USAir in February 1992.

     Mr. Lloyd engaged in the private practice of law in Washing-ton, D.C. from 1967 until election as Vice President, General Counsel and Secretary of the Company and as Senior Vice President and General Counsel of USAir in 1987. He served in those capaci-ties until his election as Executive Vice President, Secretary and General Counsel of the Company and Executive Vice President and General Counsel of USAir in January 1991.

     Mr. Long served as Senior Vice President-Administration of USAir until his election as Senior Vice President-Customer Operations of USAir in June 1989. He served in that capacity until his election as Senior Vice President-Customer Services in March 1991. Mr. Long served as Senior Vice President-Customer Services until his election as Executive Vice President-Customer Services in May 1992.

     Mr. Salizzoni was Vice Chairman and Chief Financial Officer of Trans World Airlines and Trans World Corporation until 1987, when he became Vice Chairman and Chief Financial Officer of TW Services, Inc. He was Chairman and Chief Executive Officer of TW Services from April 1987 until August 1989, just before that company went private. Mr. Salizzoni was associated with Mancusco and Co. from August 1989 until he was elected Executive Vice President-Finance of the Company and of USAir in November 1990.

     Mr. Schwab served as Vice President-Management Information Systems of USAir until his election as Senior Vice President-Management Information Systems of USAir in July 1989. Mr. Schwab served in that capacity until his election as Executive Vice President-Operations in April 1991. He also served as President of USAM Corp. from April 1988 through April 1991.

     Mr. Aubin was Executive Advisor to the Vice Chairman, President and Chief Executive Office of Air Canada and, prior to that position, Senior Vice President Technical Operations and Chief Technical Officer of Air Canada during the relevant time. He was elected Senior Vice President-Maintenance Operations of USAir in January 1994.

     Mr. Fornaro was Vice President-Research of Jesup & Lamont Securities until February 1988, when he became Senior Vice President-Marketing of Braniff, Inc. In August 1988, Mr. Fornaro became Senior Vice President-Market Planning of Northwest Airlines, the position he held until February 1992. He was elected Senior Vice President-Planning of USAir in March 1992.

     Mr. Frestel was Vice President-Personnel and Labor Relations for The Atchinson, Topeka & Santa Fe Railway during the relevant time, and was a Director of that company from June 1988, until his election as Senior Vice President-Human Resources of USAir in January 1989.

     Mr. Harper was Senior Vice President-Marketing and Information Systems at Axe-Houghton Management (investment management) until his election as Vice President and Controller of the Company and USAir in December 1991. He served in that position until his election as Senior Vice President-Information Systems of USAir in October 1992.

     Ms. Rohrbach was a public policy and communications consultant during 1993. She was Assistant Secretary of Labor for Policy at the U.S. Department of Labor during 1991-1992. Ms. Rohrbach served on the White House staff as a member of the legislative liaison team (1981-1986) and subsequently as Assistant to the President and Secretary to the Cabinet (1987-1988). In 1989 and 1990, she was a resident fellow at Harvard University's Institute of Politics, a consultant to the Department of Energy and in the private sector. From 1988-1993, she also served as a member of the National Commission on Children. She was elected Vice President-Public and Community Relations of the Company and Senior Vice President-Public and Community Relations of USAir in January 1994.

Item 11. EXECUTIVE COMPENSATION

Compensation of Directors

     Each director, except Mr. Schofield, is paid a retainer fee of $18,000 per year for service on the Board of Directors of the Company and a fee of $600 per Board meeting or committee meeting attended. Consistent with a comprehensive cost reduction program at USAir, the retainer fee was reduced by 20% to $14,400 for an eighteen-month period commencing January 1, 1992 and ending on June 30, 1993. Mr. LeBuhn, Chairman of the Finance and Planning Committee, Mr. DeVito, Chairman of the Compensation Committee, and Mrs. Merriman, Chairman of the Audit Committee each receives an additional fee of $2,000 per year for serving in those respective capacities. Mr. Medlin, Chairman of the Nominating Committee, receives an additional fee of $1,000 per year for serving in that capacity. Mr. Schofield receives a salary in his capacity as an officer of USAir and receives no additional compensation as a director of the Company and USAir.

     In 1987 the Company established a retirement plan for directors who are not also employees of the Company and its subsidiaries. The plan provides that such directors shall be eligible to receive retirement benefits thereunder if they have attained seventy years of age and served at least five consecutive years on the Board of Directors or, if they have not attained age seventy, have served for at least ten consecutive years on the Board of Directors. Eligible directors receive an annual retirement benefit equal to the highest annual retainer in effect for active directors during the five years prior to retirement. If the annual retainer for active directors is increased, the annual retirement benefit paid to retired directors is increased by an amount equal to 50% of the increase in retainer paid to active directors. If a director dies prior to retirement and had served for at least five consecutive years on the Board of Directors, the deceased director's surviving spouse is eligible under the plan to receive, for a period of five years following such death, an annual death benefit equal to 50% of the annual retainer paid to such director at the time of his or her death. If a retired eligible director dies, the director's surviving spouse is eligible under the plan to receive, for a period of five years following such death, 50% of the annual retirement benefit payable to the director at the time of his or her death. The plan is administered by the Compensation Committee.

COMPENSATION OF EXECUTIVE OFFICERS

  The Summary Compensation Table below sets forth the compensation paid during the years indicated to each of the Chief Executive Officer and the four remaining most highly compensated executive officers of the Company (including its subsidiaries).

                          SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                          -----------------------------------  ------------------------
                                                    OTHER
   NAME AND PRINCIPAL                               ANNUAL     RESTRICTED STOCK            ALL OTHER
        POSITION          YEAR  SALARY     BONUS COMPENSATION     AWARDS(E)     OPTIONS COMPENSATION(F)
   ------------------     ---- --------    ----- ------------  ---------------- ------- ---------------
Seth E. Schofield(A)....  1993 $475,635(C)   $0    $275,601(D)        --          --       $ 64,302
 Chairman, President and  1992 $412,981(C)   $0    $174,792(D)        --         5,569     $ 38,495
 Chief Executive Officer  1991 $466,827      $0       *               --        375,000        *
 of the Company and of
 USAir

W. Thomas Lagow(B)......  1993 $310,058(C)   $0       --              --          --       $282,521(G)
 Executive Vice           1992 $234,258(C)   $0       --              --        153,211    $142,617(H)
 President--Marketing of
 USAir

Frank L. Salizzoni......  1993 $317,558(C)   $0  $ 45,374(D)          --          --       $ 52,222
 Executive Vice           1992 $231,249(C)   $0  $ 26,892(D)          --          2,800    $ 34,382
 President--Finance of    1991 $275,000      $0       *               --        150,000        *
 the Company and of
 USAir

James T. Lloyd..........  1993 $257,365(C)   $0  $ 73,215(D)          --          --       $ 36,188
 Executive Vice           1992 $211,058(C)   $0  $ 47,974(D)          --          2,492    $ 21,382
 President, General       1991 $246,096      $0       *               --        150,000        *
 Counsel and Secretary
 of the Company;
 Executive Vice
 President and General
 Counsel of USAir

Michael R. Schwab.......  1993 $257,365(C)   $0    $ 27,621(D)        --          --       $ 30,067
 Executive Vice           1992 $211,058(C)   $0    $ 18,720(D)        --          2,492    $ 40,935(I)
 President--Operations    1991 $222,308      $0       *               --        150,000        *
 of USAir

- --------
  * Under the SEC's transition rules, no disclosure is required.
(A) Mr. Schofield was elected Chief Executive Officer effective June 1, 1991.
(B) Mr. Lagow's employment with USAir commenced on February 7, 1992.
(C) Amounts disclosed reflect reductions in salary during (i) 1993 of $24,365, $14,942, $12,250, $10,904 and $10,904, and (ii) 1992 of $87,019, $49,272,
    $43,750, $38,942 and $38,942 for Messrs. Schofield, Lagow, Salizzoni, Lloyd and Schwab, respectively, which were implemented for all USAir officers for a fifteen-month period commencing on January 1, 1992 and ending on March 29, 1993 pursuant to a comprehensive cost reduction program at USAir.
(D) Amounts disclosed include for (i) 1993, $271,288, $33,259, $73,215, and
    $27,621 and (ii) 1992, $171,410, $22,523, $47,974 and $16,784, received by
    Messrs. Schofield, Salizzoni, Lloyd and Schwab, respectively, to cover incremental tax liability resulting from income derived from the lapsing of restrictions on disposition of Restricted Stock. Any amounts disclosed in the column that are in excess of the amounts disclosed in the preceding sentence represent income derived from personal travel on USAir.
(E) At December 31, 1993, Messrs. Schofield, Salizzoni, Lloyd and Schwab owned 30,000, 6,000, 4,000 and 3,200 shares of Restricted Stock, respectively. At the fair market value of the Common Stock on that date, these holdings of Restricted Stock were valued at $386,250, $77,250, $51,500, $41,200, respectively.
(F) Under USAir's split dollar life insurance plan, described under "Additional Benefits" below, individual life insurance coverage is available to the named officers. During 1992, each officer paid the amount of the premium associated with the term life component of the coverage. In 1993, USAir commenced paying the premium associated with this coverage. In 1992 and 1993, USAir paid the remainder of the premium associated with the whole life component of the coverage. If all assumptions as to life expectancy and other factors occur in accordance with projections, USAir expects to recover the premiums it pays with respect to the whole life component of the coverage. The following amounts reflect the value of the benefits accrued during the years indicated, calculated on an actuarial basis, ascribed to the insurance policies purchased on the lives of the named officers (plus, with respect to 1993, the dollar value of premiums paid by USAir with respect to term life insurance): 1993--Mr. Schofield-- $29,328, Mr. Lagow--$9,716, Mr. Salizzoni--$26,010, Mr. Lloyd--$17,291 and
    Mr. Schwab--$11,170; 1992--Mr. Schofield--$38,495; Mr. Lagow--$12,902; Mr.
    Salizzoni--$34,382; Mr. Lloyd--$21,382 and Mr. Schwab--$15,555. During 1993, USAir made contributions of $34,974, $22,805, $26,212, $18,897 and
    $18,897 to the accounts of Messrs. Schofield, Lagow, Salizzoni, Lloyd and Schwab in certain defined contribution pension plans.
(G) Upon the commencement of his employment, USAir agreed to pay Mr. Lagow $1 million over four years, which amount was intended to compensate him for restricted stock and stock options which he forfeited when he left his former employer. The amount disclosed includes the first installment, $250,000, of the total payment.
(H) Amount disclosed also reflects $125,000 paid to Mr. Lagow in the form of a "sign-on bonus" and $4,715 for reimbursement of relocation expenses.
(I) Amount disclosed also reflects $25,380 for reimbursement of relocation expenses.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal
Year-End
Option/SAR Values

     The following table provides information on the number of options held by the named executive officers at fiscal year-end 1993. None of the officers exercised any options during 1993 and none of the unexercised options held by these officers were in-the-money based on the fair market value of the Common Stock on December 31, 1993 ($12.875).

                                      Number of Unexercised
                                          Options/SARs
                                        at Fiscal Year-End
                                  ----------------------------
        Name                      Exercisable    Unexercisable
- --------------------              -----------    -------------
Seth E. Schofield...                170,069         225,000
W. Thomas Lagow.....                 33,211         120,000
Frank L. Salizzoni..                 62,800          90,000
James T. Lloyd......                 79,742          84,250
Michael R. Schwab...                 77,992          87,000

Retirement Benefits

     Prior to 1993, USAir's Retirement Plan (the "Retirement Plan") for its salaried employees was comprised of two qualified plans.
The Retirement Plan was designed so that the two plans, when aggregated, would provide noncontributory benefits based upon both years of service and the employee's highest three-year average annual compensation (up to a maximum of $235,840 in 1993) during the last ten calendar years of service, including any incentive compensation awards. The primary plan is a defined benefit plan which provides a benefit based on the factors mentioned above. The primary plan is integrated with the Social Security program so that the benefits provided thereunder are reduced by a portion of the employee's benefits from Social Security. USAir's contributions to the primary plan are not allocated to the account of any particular employee. The primary plan was frozen on December 31, 1991, and accordingly, retirement benefits payable under the plan were determinable on that date.

     The secondary plan is a target benefit defined contribution plan. The secondary plan was established in 1983 as a result of changes to the Internal Revenue Code (the "Code"), which lowered the maximum benefit payable from a defined benefit plan. In the event that the benefit produced under the primary plan formula cannot be accrued for any employee covered by such plan because of the limit on benefits payable under defined benefit plans, contributions will be made on behalf of such employee to the secondary plan. Such contributions will be calculated to provide the benefit produced under the formula in the primary plan in excess of such limit, to the extent permitted under the Code's limitation on the contributions to defined contribution plans.
USAir's contributions to the secondary plan are allocated to individual employees' accounts. During 1993, no contributions were made to any executive officer's account. The secondary plan was also frozen on December 31, 1991.

     Under the Retirement Plan, benefits usually begin at the normal retirement age of 65. The Retirement Plan also provides benefits for employees electing early retirement from ages 55 through 64. If such an election is made, the benefits may be reduced to reflect the longer interval over which the benefits will be paid. Executive officers participate in the Retirement
Plan on the same basis as other employees of USAir.

     Contributions to and benefits payable under the Retirement
Plan must be in compliance with the applicable guidelines or maximums established by the Code. USAir has adopted an unfunded supplemental plan which will provide those benefits which would otherwise be payable to officers under the Retirement Plan, but which, under the Code, are not permitted to be funded or paid through the qualified plans maintained by USAir. Benefit accruals under the supplemental plan also ceased upon the freezing of the Retirement Plan on December 31, 1991. Such supplemental plan provides that any benefits under the unfunded supplemental plan will be paid in the form of a single, lump sum payment. Such supplemental plans are specifically provided for under applicable law and have been adopted by many corporations under similar circumstances. Messrs. Schofield, Salizzoni and Lloyd are currently entitled to receive retirement benefits in excess of the limitations established by the Code.

     The following table presents the noncontributory benefits payable per year for life to employees under the Retirement Plan and the unfunded supplemental plan described above, assuming normal retirement in the current year. The table also assumes the retiree would be entitled to the maximum Social Security benefit in addition to the amounts shown.


Final Earnings
as defined in              Noncontributory Pension Based
   the Plan                     on Years of Service
- -----------------------------------------------------------------
              10 Yrs   15 Yrs   20 Yrs   25 Yrs   30 Yrs  35 Yrs
             -------- -------- -------- -------- -------- -------
$100,000..  $ 19,871 $ 29,806 $ 39,742 $ 49,677 $ 54,677 $ 54,677

 200,000..    43,871   65,806   87,742  109,677  119,677  119,677

 300,000..    67,871  101,806  135,742  169,677  184,677  184,677

 400,000..    91,871  137,806  183,742  229,677  249,677  249,677

 500,000..   115,871  173,806  231,742  289,677  314,677  314,677

 600,000..   139,871  209,806  279,742  349,677  379,677  379,677

 700,000..   163,871  245,806  327,742  409,677  444,677  444,677

 800,000..   187,871  281,806  375,742  469,677  509,677  509,677

     The values reflected in the above chart represent the application of the Retirement Plan formula to the specified amounts of compensation and years of service. The credited years of service under the Retirement Plan for each of the individuals included in the Summary Compensation Table are as follows: Mr. Schofield-32 years, Mr. Lagow-2 years, Mr. Salizzoni-3 years, Mr. Lloyd-7 years and Mr. Schwab-6 years.

     USAir has entered into agreements with Messrs. Lagow, Salizzoni, Lloyd and Schwab which provide for a supplement to their retirement benefits under the Retirement Plan. This supplement is designed to provide such persons with those benefits they would have received had they been employed by USAir for the minimum number of years to be entitled to full retirement benefits under the Retirement Plan.

     USAir adopted, effective January 1, 1993, a defined contribu-tion retirement program for its eligible non-contract employees (the "Retirement Savings Plan") as a replacement for the Retirement Plan described above. Under the Retirement Savings Plan, eligible employees may elect to contribute on a tax-deferred basis up to 13% of their pre-tax compensation, subject to a maximum annual contribution of $8,994 in 1993. USAir will also contribute to each employee's account in the Retirement Savings Plan (i) a matching contribution equal to 50% of each employee's contribution, subject to a maximum of 2% of the employee's annual pre-tax compensation,
(ii) a basic contribution which ranges, depending on the employee's age, from 2% to 8% of the employee's annual pre-tax compensation and (iii) if USAir's pre-tax profit margin, as defined, exceeds certain thresholds, a profit sharing contribution up to a maximum of 7.5% of an employee's annual pre-tax compensation. USAir made no contributions under the profit sharing component of the Retirement Savings Plan in 1993. Pre-tax compensation is defined for purposes of the Retirement Savings Plan as all compensation which USAir must report as wages on an employee's Form W-2, plus an employee's tax deferred contributions under such Plan up to a maximum of $235,840 in 1993. USAir also established a non-qualified supplemental defined contribution plan (the "Supplemental Savings Plan") in 1993, which credits amounts to accounts of certain officers who participate in the Retirement Savings Plan but who are adversely affected by the maximum benefit limitations under qualified plans imposed by the Code. Amounts obligated to be paid by USAir under the Supplemental Savings Plan will be deposited in a trust established for the benefit of the participants. See the "All Other Compensation" column of the Summary Compensation Table for the amounts contributed or allocated in 1993 to Messrs. Schofield, Lagow, Salizzoni, Lloyd and Schwab under the Retirement Savings Plan and the Supplemental Savings Plan.

     Under the Retirement Savings Plan and the Supplemental Savings Plan, participants may direct the investment of their contributions and USAir's contributions to their accounts among certain invest-ment funds. Participants' contributions are fully vested when made. USAir's contributions vest when the participant has been employed by USAir for at least two years.

Additional Benefits

    USAir has in effect an Officers' Supplemental Benefit Plan, which provides certain benefits to a current or retired officer's spouse and children under age 19 following the officer's death. These benefits include: (i) dependent survivors' monthly income benefit and (ii) dependent survivors' health care insurance.

    A dependent survivors' monthly income benefit is payable to the eligible spouse or children of a deceased officer or retired officer in an amount equal to 20% of the monthly basic rate of salary payable to the officer the day prior to death or, in the case of a deceased retired officer, the day prior to retirement. Monthly income benefits will be reduced by the amount of any spouse protection benefit payable from Retirement Plan funds, and are subject to cessation upon the occurrence of certain specified events. In no case are monthly income benefits payable for more than 19 years following the date of death.

     The eligible surviving spouse or children of a deceased officer or retired officer are also entitled to receive dependent survivors' health care insurance, which provides the medical, major medical and dental insurance benefits generally available to dependents of salaried employees of USAir. Eligibility for this coverage ceases upon the occurrence of certain specified events.

     USAir also maintains a split-dollar life insurance plan under which individual term life insurance is available to its officers in the amount of three times base salary. The plan also provides for accrual of a cash value component for each officer who holds a policy. Under the plan, during 1993, USAir paid the premiums on the term and whole life insurance components of the policy. The premium attributable to the term life insurance of the policy is treated as income to the participant. At death, prior to transfer of the policy to the participant, the beneficiary receives the amount of the coverage less any amount necessary to reimburse the employer for its investment, and the employee is entitled to any additional proceeds. Upon transfer of the policy to the partici-pant, the participant is entitled to the cash surrender value of the policy in excess of the amount payable to the employer for recovery of its investment. See the "All Other Compensation" column of the Summary Compensation Table for information concerning compensation with respect to Messrs. Schofield, Lagow, Salizzoni, Lloyd and Schwab that was attributable to the split dollar life insurance plan.

Arrangements Concerning Termination of Employment and Change of
Control

     USAir currently has employment contracts (the "Employment Contracts") with the executive officers (the "Executives") named in the Summary Compensation Table. The terms of the Employment Contracts extend until the earlier of the fourth anniversary thereof or the Executive's normal retirement date and are subject to automatic one-year annual extensions on each anniversary date (to the fourth anniversary of such anniversary date) unless advance written notice is given by USAir. In exchange for each Executive's commitment to devote his or her full business efforts to USAir, the agreements provide that each Executive will be re-elected to a responsible executive position with duties substantially similar to those in effect during the prior year and will receive (1) an annual base salary at a rate not less than that in effect during the previous year, (2) incentive compensation as provided in the contract and (3) insurance, disability, medical and other benefits generally granted to other officers. In the event of a change of control, as defined in each Employment Contract, the term of each Employment Contract is automatically extended until the earlier of the fourth anniversary of the change of control date or the Executive's normal retirement date. As a result of amendments to the Employment Contracts entered into in June 1992, the acquisition of 20% or more of the outstanding securities of the Company under circumstances in which the acquiror would obtain the power to elect 20% or more of the members of the Board of Directors was added to the definition of a change of control under the Employment Contracts. To the extent permitted by Foreign Ownership Restric-tions and assuming the consummation of the Second Purchase (the "Second Closing") results in BA's electing at least 20% of the Board of Directors, the Second Closing would be treated as a change of control and would result in extension of the term of each Employment Contract until the earlier of the fourth anniversary of the Second Closing or the Executive's normal retirement date. On March 7, 1994, BA announced that it would not make any additional investments in the Company under current circumstances. See Item
1. "Business-British Airways Announcement Regarding Additional Investments in the Company; Code Sharing."

     The Employment Contracts provide that, should USAir or any successor fail to re-elect the Executive to his or her position, assign the Executive to inappropriate duties which result in a diminution in the Executive's position, authority or responsibili-ties, fail to compensate the Executive as provided in the Employ-ment Contract, transfer the Executive in violation of the Employ-ment Contract, fail to require any successor to USAir to comply with the Employment Contract or otherwise terminate the Executive's employment in violation of the Employment Contract, the Executive may elect to treat such failure as a breach of the Employment Contract if the Executive then terminates employment. As liquidat-ed damages as the result of an event not following a change of control that is deemed to be a breach of the Employment Contracts, USAir or its successor would be required to pay the Executive an amount equal to his or her annual base salary for the then remaining term of the Employment Contract, and to continue granting certain employee benefits for the then remaining term of the Executive's Employment Contract. If the breach follows a change of control, the Executive would be entitled to receive (i) an amount equal to the product of three times the sum of the Executive's annual base salary plus an annual bonus, (ii) a lump sum equal to the actuarial equivalent of the pension benefits which the Executive would have received had he or she remained employed by USAir until the end of the term of the Employment Contract, (iii) medical benefits until such time as the Executive qualifies for group medical benefits from another employer, (iv) travel benefits for the Executive's life, (v) reimbursement of reductions in salary sustained by the Executive as a result of a comprehensive cost reduction program initiated by USAir in October 1991, and (vi) continuation of certain other benefits during the remainder of the term of the Employment Contract. In addition, except under the circumstances described in the immediately following paragraph, during the 30-day period immediately following the first anniversa ry of a change of control any Executive could elect to terminate his or her Employment Contract for any reason and receive the liquidated damages described in the immediately preceding sentence. Each Employment Contract provides that if USAir breaches the Employment Contract, as described above, each Executive shall be entitled to recover from USAir reasonable attorney's fees in connection with enforcement of such Executive's rights under the Employment Contract. Each Employment Contract also provides that any payments the Executive receives in the event of a termination shall be increased, if necessary, such that, after taking into account all taxes he or she would incur as a result of such payments, the Executive would receive the same after-tax amount he or she would have received had no excise tax been imposed under
Section 4999 of the Code.

     In order to facilitate consummation of the acts and transac-tions contemplated by the Investment Agreement, the Executives agreed in January 1993 to an amendment to their Employment Contracts that will become effective upon the Second Closing (i) to eliminate their right to elect to terminate their Employment Contracts without any reason during the 30-day period immediately following the first anniversary of the Second Closing; (ii) that USAir may transfer the Executive's employment to any location that meets certain criteria in the Employment Contracts without such relocation constituting a breach of the Employment Contracts; (iii) that consummation of the Second Closing would be treated as the only change of control with respect to BA; and (iv) that following the Second Closing, USAir may make certain changes in benefit plans affecting the Executives that are not material, as that term is defined in the Employment Contracts, provided that the changes apply to all eligible officers of USAir and are approved by a majority of the directors of the Company not elected by BA.

     Currently, under the Company's 1984 Stock Option and Stock Appreciation Rights Plan (the "1984 Plan") and 1988 Stock Incentive Plan (the "1988 Plan," and together with the 1984 Plan, the "Plans"), pursuant to which employees of the Company and its subsidiaries have been awarded stock options and stock appreciation rights with respect to Common Stock and, in the case of the 1988 Plan, shares of Restricted Stock, occurrence of a change of control, as defined, would make all granted options immediately exercisable without regard to the vesting provisions thereof. In addition, grantees would be able, during the 60-day period immediately following a change of control (the "Cash-out Right"), to surrender all unexercised stock options not issued in tandem with stock appreciation rights under the Plans to the Company for a cash payment equal to the excess, if any, of the fair market value of the Common Stock over the exercise prices of such stock options or the positive value of any stock appreciation rights. As described above, in June 1992, the Company amended the definition of a change of control in the Plans with the result that, to the extent permitted by Foreign Ownership Restrictions and assuming the

Second Closing results in BA's electing at least 20% of the Board of Directors, the Second Closing would be treated as a change of control thereunder. As of March 1, 1994, there were unexercised stock options to purchase 548,310 shares of Common Stock (of which 84,600 had tandem stock appreciation rights) under the 1984 Plan and unexercised stock options to purchase 3,625,500 shares of Common Stock (none of which had tandem stock appreciation rights) under the 1988 Plan. (As of March 1, 1994, 3,177,400 of the 3,625,500 options outstanding under the 1988 Plan and 322,910 of the 548,310 options outstanding under the 1984 Plan were exercis-able pursuant to their normal vesting schedule.) The weighted average exercise price of all the outstanding stock options was approximately $23.15. On February 28, 1994, the closing price of a share of Common Stock on the NYSE was $11.375. See the "Aggre-gated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" table for information regarding stock options held by the Executives.

     Currently, 50,400 shares of Restricted Stock previously granted to the Executives may (i) become free of transfer restric-tions upon their normal vesting schedule or (ii) be subject to accelerated vesting upon a termination of employment which triggers the payment of liquidated damages under the Employment Contracts, as discussed above, regardless of whether the termination occurred following a change of control as defined in the Employment Contracts. See "Beneficial Security Ownership" for information regarding Restricted Stock owned by the Executives.

     With respect to Mr. Lagow, in order to induce him to accept its offer of employment in 1992, USAir agreed, among other things, to pay Mr. Lagow $1 million in four equal installments, each installment being due and payable on the first four anniversaries of the commencement of his employment by USAir, provided Mr. Lagow remains employed by USAir. This payment was intended to compensate Mr. Lagow for stock options and restricted stock which he forfeited when he left his former employer. In the event of a change of control under his Employment Contract or wrongful termination thereunder, USAir has also agreed to pay Mr. Lagow in a lump sum any unpaid balance of this obligation.

     Notwithstanding anything to the contrary set forth in any of the Company's or USAir's filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that incorporates by reference this Proxy Statement, in whole or in part, the following Report and Performance Graph shall not be incorporated by reference into any such filings.

Report of the Compensation and Benefits Committee of the Board of Directors

     The Compensation Committee policies with respect to compensa-tion of the Company's executive officers are to:

     1. Attract and retain talented and experienced senior management by offering compensation that is competitive with respect to other major U.S. airlines and other U.S. companies of comparable size.

     2. Motivate senior management to provide a high-quality product to consumers with the ultimate goal of maximizing profit-ability and stockholder returns by offering incentive and long-term compensation that is linked to return on sales and the market value of the Common Stock.

     The Compensation Committee has played an active role in the oversight and review of all executive compensation paid to executive officers of the Company during the last fiscal year. Ordinarily, the Compensation Committee and the full Board of Directors, in consultation with the Senior Vice President-Human Resources of USAir and, if warranted, an independent compensation consultant, annually review the total compensation package (comprised of base salary, incentive compensation, and long-term incentive compensation) of the Chairman, President and Chief Executive Officer. The Compensation Committee reviews the market rate for peer-level positions of the other major domestic passenger carriers including, but not limited to, the three other airline companies included in the S&P Airline Index, which is reflected in the "Performance Graph." Based primarily on this comparison, the Compensation Committee establishes the Chief Executive Officer's base salary. Mr. Schofield does not participate in Compensation Committee or Board of Directors deliberations or decision-making regarding any aspect of his compensation.

     Correspondingly, the Compensation Committee established the compensation reported for 1993 for the Company's other executive officers, including the four officers named in the Summary Compensation Table, based upon a comparison of peer positions at the other major U.S. airlines including, but not limited to, the three other airline companies included in the S&P Airline Index, which is reflected in the "Performance Graph."

     The principal elements of the Company's compensation paid to the executive officers in the last completed fiscal year are discussed below.

     Base Salary.   As part of a comprehensive program to reduce
costs at USAir, the Compensation Committee reduced the salaries of the executive officers and the other officers of USAir for a fifteen month period commencing on January 1, 1992 and ending on

March 29, 1993. The Compensation Committee reduced each ex-ecutive's base salary in accordance with the following graduated schedule:

          ~   First $20,000 of salary reduced by 0%

          ~   Next $30,000 of salary reduced by 10%
                 ($20,000 to $50,000)

          ~   Next $50,000 of salary reduced by 15%
                 ($50,000 to $100,000)

          ~   Any amount of salary in excess of $100,000
                 reduced by 20%.

     Each of the executive officers agreed to the reductions in salary, which otherwise would have constituted grounds for the executives to have terminated their employment agreements with USAir. The amounts of salary not paid in 1992 and 1993 to Mr. Schofield and the other four executive officers named in the Summary Compensation Table are disclosed in footnote (C) to that table.

     As stated above, the Compensation Committee establishes the base salaries of the Company's executive officers primarily by reference to the salaries of officers holding comparable positions at other major U.S. airlines including, but not limited to, the three other airline companies included in the S&P Airline Index, which is reflected in the "Performance Graph." Historically, the Compensation Committee had awarded merit increases based on measuring individual performance against objectives. However, due to the Company's poor financial performance, the Compensation Committee last awarded merit increases in executive base salaries in 1989. Since 1989 the Compensation Committee had increased the salaries of executive officers solely as a result of a promotion or an increase in responsibilities. The Company commissioned an independent compensation consultant to conduct a comprehensive study of the salaries of comparable airline officers in 1992. The study disclosed that the salaries (prior to the fifteen-month reduction described above) of most officers were substantially below those of salaries for analogous positions at major competi-tors. Following the study, in July 1992, the Compensation Committee prospectively set the salaries of executive officers generally at the median of the comparative range adjusted by individual performance and experience, effective April 1993.

     In connection with the same review, the Compensation Committee proposed to increase Mr. Schofield's base salary (before adjustment for the fifteen-month salary reductions) from $500,000 to $590,000, effective April 1993. Because the Company has continued to sustain losses, Mr. Schofield declined to accept the increase in base salary.

     Annual Cash Incentive Compensation Program: The Compensation Committee adopted the Executive Incentive Compensation Plan effective on January 1, 1988. The plan is administered by the Compensation Committee. All officers, including executive officers, of the Company are eligible to participate in this plan.

     The Compensation Committee is authorized to grant awards under this plan only if the Company achieves for a fiscal year a two percent or greater return on sales ("ROS"). The target level of performance is four percent ROS. If the Company achieves the target performance of four percent ROS, the full target percentage (which varies depending on position) is applied against the individual's base salary for the year to determine the target bonus award (the "Target Award") for the individual.

     Target Awards for executive officers range between 30% and 50% of base salary. If the minimum level of performance of two percent ROS is achieved, 50% of the Target Award would be available for distribution. If the maximum level of performance of six percent ROS is achieved, 200% of the Target Award would be available for payment. The Compensation Committee may adjust awards made to executive officers based on individual performance; however, no award may exceed 250% of the Target Award for any individual. The Compensation Committee last approved payments to executive officers under this plan for the fiscal year ended December 31, 1988. The Company has not achieved the minimum two percent ROS in any fiscal year, and the Compensation Committee has not made any awards under the plan, since then.

Long-Term Incentive Programs

     Stock Options: The executive officers of the Company partici-pate in the Company's 1984 Stock Option and Stock Appreciation Rights Plan (the "1984 Plan") and 1988 Stock Incentive Plan (the "1988 Plan", and together with the 1984 Plan, the "Plans") which are both administered by the Compensation Committee.

     The Compensation Committee is authorized to grant options under these Plans only at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. During 1993, the Compensation Committee did not grant any options from either of the Plans to the executive officers.

     The Compensation Committee determines the size of any option grant under the Plans based upon (i) the Compensation Committee's perceived value of the grant to motivate and retain the individual executive, (ii) a comparison of long-term incentive practices within the commercial airline industry, (iii) a comparison of awards provided to peer executives within the Company and (iv) the number of outstanding options held by the grantee and the exercise prices of these options. Although the Compensation Committee supports and encourages stock ownership in the Company by executive officers, it has not promulgated any standards regarding levels of ownership by executive officers.

     Pursuant to the reductions in the executive officers' salaries discussed above, in 1992 the Compensation Committee granted these persons non-qualified stock options to purchase 50 shares of Common Stock at $15 per share for each $1,000 of salary foregone during the wage reduction program, as is the case for each USAir employee whose pay was reduced pursuant to the program.

Restricted Stock

     The Compensation Committee did not award any Restricted
Stock under the 1988 Plan during 1993. (Grants of Restricted Stock are not authorized under the 1984 Plan). From 1988-1990, the Compensation Committee granted Restricted Stock to a total of nine executive officers, some of whom are no longer employed by USAir.

     During 1993, restrictions on disposition expired on a total of 23,200 shares of Restricted Stock held by Mr. Schofield, which shares were originally granted between 1988 and 1990. Restrictions on disposition also lapsed during 1993 on a total of 10,900 shares of Restricted Stock held by Messrs. Salizzoni, Lloyd and Schwab, which shares were originally granted between 1988 and 1990.

     The Omnibus Budget Reconciliation Act of 1993 added Section 162(m) to the Internal Revenue Code. Section 162(m) provides that companies will not be entitled to a tax deduction for certain compensation paid to any executive officer to the extent that the compensation exceeds $1 million in a taxable year. The Compensa-tion Committee is studying Section 162(m) and the proposed rules thereunder and is in the process of determining whether to recommend that the Company take the necessary measures to conform its compensation to Section 162(m).

     The Compensation Committee will continue to review all compensation and benefit matters presented to it and will act based upon the best information available in the best interests of the Company, its stockholders and employees.

Mathias J. DeVito, Chairman
George J. W. Goodman
John W. Harris
Roger P. Maynard
John G. Medlin, Jr.
Raymond W. Smith

                        PERFORMANCE GRAPH


     This graph compares the performance of the Company's Common Stock during the period January 1, 1989 to December 31, 1993 with the S&P 500 Index and the S&P Airline Index. The graph depicts the results of investing $100 in the Company's Common Stock, the S&P 500 Index and the S&P Airline Index at closing prices on Decem-ber 31, 1988. The stock price performance shown on the graph is not necessarily indicative of future performance. The S&P Airline Index consists of AMR Corporation, Delta Air Lines, Inc., UAL Corporation and the Company.

                                       As of December 31,
                               ------------------------------------
                    1/1/89     1989    1990    1991    1992    1993
                    ------     ----    ----    ----    ----    ----
S&P 500 Index        $100      $129    $127    $155    $163    $172

S&P Airline Index     100       127      93     120     107     113

USAir Group, Inc.     100        97      46      35      37      38


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following information pertains to Common Stock, Series A Preferred Stock, Series F Preferred Stock, Series T Preferred Stock and Depositary Shares ("Depositary Shares"), each representing 1/100 of a share of the Company's $437.50 Series B Cumulative Convertible Preferred Stock, without par value ("Series B Preferred Stock"), beneficially owned by all directors and executive officers of the Company as of March 1, 1994. Unless indicated otherwise, the information refers to ownership of Common Stock. Unless indicated otherwise by footnote, the owner exercises sole voting and investment power over the securities (other than unissued securities, the ownership of which has been imputed to such owner).

                              Number of               Percent of
           Owner              Shares(1)               Class(2)
           -----              ---------               ---------
Directors

Warren E. Buffett........          -(3)                    (3)
Edwin I. Colodny.........    169,512(4)
Mathias J. DeVito........        700
George J. W. Goodman.....        200 Depositary Shares(5)
John W. Harris...........        400
Edward A. Horrigan, Jr...        500
Robert LeBuhn............      8,000
Sir Colin Marshall.......          -(6)                    (6)
Roger P. Maynard.........          -(6)                    (6)
John G. Medlin, Jr.......      2,000

Hanne M. Merriman........      1,500
Charles T. Munger........          -(3)                    (3)
Seth E. Schofield........    421,789(7)
Richard P. Simmons.......      5,000
Raymond W. Smith.........        500
Derek M. Stevens.........          -(6)                    (6)


Executive Officers

W. Thomas Lagow.......       63,211(8)
Frank L. Salizzoni....      167,800(9)
James T. Lloyd........      191,492(10)
Michael R. Schwab.....      186,492(11)
26 directors and execu-
tive officers of the
Company as a group.....   1,484,232(12)                2.4%
- ------
(1)  The persons listed also own a number of Preferred Share
     Purchase Rights (the "Rights") equal to their Common Stock holdings, or, in the case of the Series A Preferred Stock,

     Series F Preferred Stock and Series T Preferred Stock, Common Stock receivable upon conversion. In addition, such Rights are issuable on a one-for-one basis with respect to shares of Common Stock receivable upon exercise of stock options or conversion of Depositary Shares.
(2) Percentages are shown only where they exceed one percent of the number of shares outstanding and, in the case of Common Stock holdings are based on shares of Common Stock outstanding (exclusive of treasury stock) on March 1, 1994.
(3) Various affiliates of Berkshire Hathaway Inc. ("Berkshire") are recordholders of 358,000 or 100% of the outstanding shares of Series A Preferred Stock. Messrs. Buffett and Munger are Chairman and Chief Executive Officer and Vice Chairman, respectively, of Berkshire and may be deemed to control that company. Messrs. Buffett and Munger each disclaims beneficial ownership of Series A Preferred Stock. Series A Preferred Stock is currently convertible into 9,239,944 shares of Common Stock, which represents approximately 10.5% of the total voting interest represented by Common Stock, Series F Pre-ferred Stock, Series T Preferred Stock and Series A Preferred Stock at March 1, 1994.
(4) The listing of Mr. Colodny's holding includes 67,000 shares of Common Stock issuable within 60 days of March 1, 1994 upon exercise of stock options.
(5) Mr. Goodman's holdings of Depositary Shares is convertible into 498 shares of Common Stock.
(6) A wholly-owned subsidiary of BA is recordholder of 30,000 or 100% of the outstanding shares of Series F Preferred Stock,
     152.1 or 100% of the outstanding shares of the Series T-1 Preferred Stock and 9,919.8 or 100% of the outstanding shares of the Series T-2 Preferred Stock pursuant to the Investment Agreement. Messrs. Marshall, Maynard and Stevens are Chair-man, Director of Corporate Strategy and Chief Financial Offic-er, respectively, of BA and have been designated by BA to act as directors of the Company pursuant to the Investment Agreement. Messrs. Marshall, Maynard and Stevens each dis-claims beneficial ownership of Series F Preferred Stock and Series T Preferred Stock.
(7) The listing of Mr. Schofield's holding includes 335,069 shares of Common Stock issuable within 60 days of March 1, 1994 upon exercise of stock options, and 30,000 shares of Common Stock subject to certain restrictions upon disposition ("Restricted Stock").
(8) The listing of Mr. Lagow's holding reflects shares of Common Stock issuable within 60 days of March 1, 1994 upon exercise of stock options.
(9) The listing of Mr. Salizzoni's holding includes 152,800 shares of Common Stock issuable within 60 days of March 1, 1994 upon exercise of stock options and 6,000 shares of Restricted Stock.
(10) The listing of Mr. Lloyd's holding includes 169,742 shares of Common Stock issuable within 60 days of March 1, 1994 upon exercise of stock options and 4,000 shares of Restricted Stock.
(11) The listing of Mr. Schwab's holding includes 167,992 shares of Common Stock issuable within 60 days of March 1, 1994 upon exercise of stock options and 3,200 shares of Restricted Stock.
(12) The listing of all directors' and officers' holdings includes 1,193,583 shares of Common Stock issuable within 60 days of March 1, 1994 upon exercise of stock options and 50,400 shares of Restricted Stock.

     The only persons known to the Company (from Company records and reports on Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC")) which owned, as of March 1, 1994, more than 5% of its Common Stock, Series A Preferred Stock, Series F Preferred Stock and Series T Preferred Stock are listed below:

                                           Amount and
                   Name and address        nature of     Percent
                     of beneficial         beneficial       of
Title of Class           owner             ownership     Class(1)
- --------------    -----------------       ----------     --------
Series A Preferred  Berkshire Hathaway Inc.  358,000(2)   100%(3)
     Stock          1440 Kiewit Plaza
                    Omaha, Nebraska 68131

Series F Preferred  BritAir Acquisition       30,000(4)   100%(5)
     Stock            Corp. Inc.
                    75-20 Astoria Blvd.
                    Jackson Heights,
                    New York 11370

Series T Preferred  BritAir Acquisition             (6)   100%(5)
     Stock            Corp. Inc.                              (6)
                    75-20 Astoria Blvd.
                    Jackson Heights
                    New York 11370

Common Stock        The Equitable Com-     6,307,503(7)  10.6%(8)
                    panies Incorporated
                    787 Seventh Avenue
                    New York
                    New York 10019

Common Stock        Brinson Holdings, Inc. 4,832,200(9)     8.2%
                    209 South LaSalle
                    Chicago,
                    Illinois 60604

- ---------

(1) Represents percent of class of stock outstanding (exclusive of treasury stock) on March 1, 1994.
(2) Number of shares as to which such person has shared voting power-358,000; shared dispositive power-358,000.
(3) These shares of Series A Preferred Stock are owned directly by affiliates of Berkshire, are convertible, under certain circumstances and subject to certain antidilution adjustments, into 9,239,944 shares of Common Stock and represent approxi-mately 10.5% of the combined voting power of the outstanding Common Stock, Series A Preferred Stock, Series F Preferred Stock and Series T Preferred Stock, voting as a single class, at March 1, 1994. A number of Rights, equal to the number of shares of Common Stock into which the Series A Preferred Stock is convertible, is also owned by this person. As disclosed above, two directors of the Company, Messrs. Buffett and Munger, may be deemed to control Berkshire and disclaim beneficial ownership of Series A Preferred Stock.
(4) Number of shares as to which BA has sole voting power and sole dispositive power-30,000.
(5) BritAir Acquisition Corp. Inc. is a wholly-owned subsidiary of BA and owns Series F Preferred Stock and Series T Preferred Stock pursuant to the Investment Agreement. Series F Preferred Stock and Series T Preferred Stock are convertible, under certain circumstances on or after January 21, 1997 and subject to certain antidilution adjustments and Foreign Ownership Restrictions, into a total of 15,458,658 and 3,831,695 shares of Common Stock, respectively. Together, the Series F Pre-ferred Stock and Series T Preferred Stock represent approxi-mately 21.9% of the combined voting power of the outstanding Common Stock, Series A Preferred Stock, Series F Preferred Stock and Series T Preferred Stock, voting as a single class, at March 1, 1994. A number of Rights, equal to the number of shares of Common Stock into which the Series F Preferred Stock and Series T Preferred Stock are convertible, is owned by this person. As disclosed above, three directors of the Company, Messrs. Marshall, Maynard and Stevens, have been designated by BA to act as directors of the Company pursuant to the Invest-ment Agreement and disclaim beneficial ownership of Series F Preferred Stock and Series T Preferred Stock.
(6) Reflects 152.1 or 100% of the outstanding shares of Series T-1 Preferred Stock and 9,919.8 or 100% of the outstanding shares of Series T-2 Preferred Stock. BA has sole voting power and sole dispositive power as to all these outstanding shares of Series T Preferred Stock.
(7) The Schedule 13G dated January 6, 1994 disclosing such ownership was jointly filed by such person with five French mutual insurance companies ("Mutuelles AXA") and AXA. The
     Schedule 13G indicated that each of Mutuelles AXA, as a group, and AXA expressly declares that the filing of the Schedule 13G should not be construed as an admission that it is, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, the beneficial owner of any securities covered by the Schedule 13G. The Company is investigating whether, owing to the investment of Mutuelles AXA and AXA (collectively, "AXA") in the Equitable Companies Incorporated ("Equitable"), AXA is the beneficial owner of these shares.
     If it is determined that AXA is the beneficial owner, then self-effectuating provisions of the Company's restated certificate of incorporation, as amended, would provide that the subject shares would be non-voting shares. The Company does not know whether Equitable would cause such shares to be sold in the event such shares have no voting rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Industry Globalization and Regula-tion" for information regarding U.S. statutory limitations on foreign ownership of U.S. air carriers and Item 1. "Business-British Airways Investment Agreement" and notes (4), (5) and
     (6) above for information regarding BA's ownership interest in the Company.
(8) Number of shares as to which person has sole voting power-5,669,403; shared voting power-1,300; no voting power-636,800; sole dispositive power-6,305,703; shared dispositive power-none; no dispositive power-1,800.
(9) The shares are owned by a direct and an indirect subsidiary of the person. Number of shares as to which such subsidiaries have sole voting power-4,832,200; sole dispositive power-4,832,200.

     In connection with BA's purchase of the Series T Preferred Stock in June 1993, Messrs. Marshall, Maynard and Stevens and BA were required by Section 16 of the Securities Exchange Act of 1934, as amended, and rules thereunder to file by July 10, 1993, Form 4 reports disclosing this change of ownership. Messrs. Marshall, Maynard and Stevens and BA filed these reports on September 14, 1993.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                             PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

     (a) The following documents are filed as part of this report:
               1.   FINANCIAL STATEMENTS

     (i) The following consolidated financial statements of USAir Group are included in Part II, Item 8A of this report:

     - Consolidated Statements of Operations for each of the Three Years Ended December 31, 1993
     -     Consolidated Balance Sheets at December 31, 1993 and
           1992
     - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1993
     - Consolidated Statements of Changes in Stockholders' Equity for each of the Three Years Ended December 31, 1993
     -     Notes to Consolidated Financial Statements

     (ii) The following consolidated financial statements of USAir are included in Part II, Item 8B of this report:

     - Consolidated Statements of Operations for each of the Three Years Ended December 31, 1993
     -     Consolidated Balance Sheets at December 31, 1993 and
           1992
     - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1993
     - Consolidated Statements of Changes in Stockholder's Equity for each of the Three Years Ended December 31, 1993
     -     Notes to Consolidated Financial Statements

               2.   FINANCIAL STATEMENT SCHEDULES

     (i) Independent Auditors' Report on Consolidated Financial Statement Schedules of USAir Group.

     -     Consolidated Financial Statement Schedules - Three
           Years Ended December 31, 1993:

     V     -   Property, Equipment and Leasehold Improvements
     VI    -   Accumulated Depreciation and Amortization of Prop-
               erty, Equipment and Leasehold Improvements
     VII   -   Guarantees of Securities of Other Issuers
     VIII  -   Valuation and Qualifying Accounts and Reserves
     X     -   Supplementary Income Statement Information

     (ii) Independent Auditors' Report on Consolidated Financial Statement Schedules of USAir.

     -     Consolidated Financial Statement Schedules - Three
           Years Ended December 31, 1993:

     IV    -   Indebtedness to Related Parties - Not Current
     V     -   Property, Equipment and Leasehold Improvements
     VI    -   Accumulated Depreciation and Amortization of Prop-
               erty, Equipment and Leasehold Improvements
     VII   -   Guarantees of Securities of Other Issuers
     VIII  -   Valuation and Qualifying Accounts and Reserves
     X     -   Supplementary Income Statement Information

     All other schedules are omitted because they are not appli-cable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

     (b)   Reports on Form 8-K

     During the quarter ended December 31, 1993, the Company and USAir filed Current Reports dated September 23, October 20, and November 4, 1993, on Form 8-K regarding the Second Waiver dated September 15, 1993 to the Credit Agreement, results for the quarter ended September 30, 1993 and the sale of $337.7 million of pass through certificates, respectively. The Company and USAir filed a Current Report dated January 18, 1994 on Form 8-K regarding the Third Waiver dated as of December 21, 1993 to the Credit Agreement. In addition, the Company and USAir filed a Current Report dated January 25, 1994 on Form 8-K regarding the press release dated January 25, 1994 of USAir Group, Inc. and USAir, Inc., with consolidated statements of operations for each company. On
March 9, 1994, the Company and USAir filed a Current Report on Form 8-K disclosing projected losses for the first quarter and year 1994 and the initiation of negotiations with the leadership of USAir's unions regarding pay reductions and productivity improvements.

               3.   EXHIBITS

Designation                     Description

   3.1 Restated Certificate of Incorporation of USAir Group (incorporated by reference to Exhibit 3.1 to USAir Group's Registration Statement on Form 8-B dated January 27, 1983), including the Certificate of Amend-ment dated May 13, 1987 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended March 31,
           1987), the Certificate of Increase dated June 30, 1987 (incorporated by reference to Exhibit 3 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987), the Certificate of Increase dated October 16, 1987 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987), the Certificate of Increase dated August 7, 1989 (incorporated by reference to Exhibit
           3.1 to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989), the Certificate of Increase dated April 9, 1992, the Certificate of Increase dated January 21, 1993, and as amended by Amendment No. 1 dated May 26, 1993 (incorporated by reference to Appendix II to USAir Group's Proxy State-ment dated April 26, 1993).

   3.2     By-Laws of USAir Group (incorporated by reference to
           Exhibit 3.2 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1992).

   3.3 Rights Agreement, dated as of July 29, 1989, as amended and restated as of January 21, 1993, between USAir Group and Chemical Bank, as Rights Agent (incorporated by reference to Exhibit 28.4 to USAir Group's Current Report on Form 8-K dated January 21, 1993).

   3.4 Restated Certificate of Incorporation of USAir (in-corporated by reference to Exhibit 3.1 to USAir's
           Registration Statement on Form 8-B dated January 27,
           1983).

   3.5     By-Laws of USAir (incorporated by reference to Exhibit
           3.5 to USAir Group's and USAir's Annual Report on Form
           10-K for the year ended December 31, 1992).

   4.1 Amended Certificate of Designation, Preferences, and Rights of the Series D of Junior Preferred Stock of USAir Group (incorporated by reference to Exhibit 4(c) to USAir Group's Current Report on Form 8-K dated August 11, 1989).

   4.2 Certificate of Designation of Series A Cumulative Convertible Preferred Stock of USAir Group (incorpo-rated by reference to Exhibit 4(b) to USAir Group's Current Report on Form 8-K dated August 11, 1989).

   4.3     Certificate of Designation of Series B Cumulative
           Convertible Preferred Stock of USAir Group (incorpo-rated by reference to Exhibit 3.3 to Amendment No. 4 to USAir Group's Registration Statement on Form S-3
           (Registration No. 33-39540) dated May 17, 1991).

   4.4     Agreement between USAir Group and Berkshire Hathaway
           Inc. dated August 7, 1989 (incorporated by reference to
           Exhibit 4(a) to USAir Group's Current Report on Form 8-K dated August 11, 1989).

   4.5 Certificate of Designation of Series F Cumulative Convertible Senior Preferred Stock of USAir Group (incorporated by reference to Exhibit 28.2 to USAir Group's Current Report on Form 8-K dated January 21,
           1993).

   4.6 Form of Certificate of Designation of Series T-_ Cumulative Exchangeable Convertible Senior Preferred Stock of USAir Group (incorporated by reference to Appendix VII to USAir Group's Proxy Statement dated April 26, 1993).

           Neither USAir Group nor USAir is filing any instrument (with the exception of holders of exhibits 10.1(a-h)) defining the rights of holders of long-term debt because the total amount of securities authorized under each such instrument does not exceed ten percent of the total assets of USAir. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

   10.1(a) Credit Agreement dated as of March 30, 1987 and Amended and Restated as of October 21, 1988 among the Banks named therein and USAir Group (incorporated by reference to Exhibit 28.2 to Amendment No. 1 dated October 28, 1988 to Piedmont's Registration Statement on Form S-3 No. 33-24870 dated October 7, 1988).

   10.1(b) First Amendment, dated as of July 28, 1989, to USAir
           Group's Amended and Restated Credit Agreement (incor-porated by reference to Exhibit 10.1(b) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989).

   10.1(c) Second Amendment, dated as of February 15, 1990, to
           USAir Group's Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to USAir Group's Current Report on Form 8-K dated October 26,
           1990).

   10.1(d) Third Amendment, dated as of September 30, 1990, to
           USAir Group's Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to USAir Group's Current Report on Form 8-K dated October 26,
           1990).

   10.1(e) Fourth Amendment, dated as of March 29, 1991, to USAir
           Group's Amended and Restated Credit Agreement (incor-porated by reference to the Exhibit to USAir Group's Current Report on Form 8-K dated April 23, 1991).

   10.1(f) Fifth Amendment, dated as of April 26, 1991, to USAir
           Group's Amended and Restated Credit Agreement (incor-porated by reference to Exhibit 28.7 to USAir Group's Registration Statement on Form S-8 No. 33-39540 dated April 26, 1991).

   10.1(g) Sixth Amendment, dated as of October 14, 1992, to USAir
           Group's Amended and Restated Credit Agreement (incor-porated by reference to Exhibit 28.3 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

   10.1(h) Seventh Amendment, dated as of June 21, 1993, to USAir
           Group's Amended and Restated Credit Agreement (incor-porated by reference to Exhibit 28 to USAir Group's Current Report on Form 8-K filed on July 1, 1993).

   10.2(a) Supplemental Agreement No. 16, dated July 19, 1990, to
           Purchase Agreement No. 1102 between USAir and The Boeing Company (incorporated by reference to Exhibit 10.2(a) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1990).

   10.2(b) Supplemental Agreement No. 17, dated November 28, 1990, to Purchase Agreement No. 1102 between USAir and The Boeing Company (incorporated by reference to Exhibit 10.2(b) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1990).

   10.2(c) Supplemental Agreement No. 18, dated December 23, 1991, to Purchase Agreement No. 1102 between USAir and The Boeing Company (incorporated by reference to Exhibit 10.2(c) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1991).

   10.3 Purchase Agreement No. 1725 dated December 23, 1991 between USAir and The Boeing Company (incorporated by reference to Exhibit 10.3 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended Decem-ber 31, 1991).

   10.4    USAir, Inc. Executive Incentive Compensation Plan
           (incorporated by reference to Exhibit 10.3 to USAir
           Group's Annual Report on Form 10-K for the year ended
           December 31, 1989).

   10.5    USAir, Inc. Officers' Supplemental Benefit Plan
           (incorporated by reference to Exhibit 10.5 to USAir's
           Annual Report on Form 10-K for the year ended
           December 31, 1980).

   10.6    USAir, Inc. Supplementary Retirement Benefit Plan
           (incorporated by reference to Exhibit 10.5 to USAir
           Group's Annual Report on Form 10-K for the year ended
           December 31, 1989).

   10.7    USAir Group's 1984 Stock Option and Stock Appreciation
           Rights Plan (incorporated by reference to Exhibit A to
           USAir Group's Proxy Statement dated March 30, 1984).

   10.8 USAir Group's 1988 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to USAir Group's Annual
           Report on Form 10-K for the year ended December 31,
           1987).

   10.9 USAir Group's 1992 Stock Option Plan (incorporated by reference to Exhibit A to USAir Group's Proxy Statement dated March 30, 1992).

   10.10 Employment Agreement between USAir and its President and Chief Executive Officer (which is similar in form to the employment agreements of USAir Group's other executive officers) (incorporated by reference to
           Exhibit 10.9 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1991).

   10.11 Agreements providing supplemental retirement benefits for the following officers of USAir: Executive Vice President and General Counsel (incorporated by reference to Exhibit 10.14 to USAir Group's Annual Report on Form 10-K for the year ended December 31,
           1987), Executive Vice President-Operations, Senior Vice President-Corporate Communications and Senior Vice President-Human Resources (incorporated by reference to Exhibit 10.9 to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989).

  10.12(a) Trust Agreement dated as of August 1, 1989 between
           USAir Group and Wachovia Bank and Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.10(a) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989).

  10.12(b) Trust Agreement dated as of August 1, 1989 between
           USAir and Wachovia Bank and Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.10(b) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989).

  10.13 Investment Agreement dated as of January 21, 1993 between USAir Group and British Airways Plc (incorporated by reference to Exhibit 28.1 to USAir Group's and USAir's Current Report on Form 8-K filed on January 28, 1993, as amended by Amendment No. 1 on Form 8 filed on April 13, 1993).

  10.13(a) Amendment dated as of February 21, 1994 to the Investment Agreement dated as of January 21, 1993 between USAir Group and British Airways Plc.

  11 Computation of primary and fully diluted earnings per share of USAir Group for the five years ended
           December 31, 1993.

  21       Subsidiaries of USAir Group and USAir.

  23.1 Consent of the Auditors of USAir Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

  23.2 Consent of the Auditors of USAir to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

  24.1     Powers of Attorney signed by the directors of USAir
           Group, authorizing their signatures on this report.

  24.2 Powers of Attorney signed by the directors of USAir, authorizing their signatures on this report.

                           SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, USAir Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            USAir Group, Inc.


                            By:      /s/Seth E. Schofield
                                ---------------------------------
                                        Seth E. Schofield
                                  Chairman, President and Chief
                                        Executive Officer
                                  (Principal Executive Officer)

                            Date:  March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of USAir Group, Inc. and in the capacities and on the dates indicated.


March 25, 1994              By:      /s/Seth E. Schofield
                                ---------------------------------
                                        Seth E. Schofield
                                  Chairman, President and Chief
                                        Executive Officer
                                  (Principal Executive Officer)


March 25, 1994              By:     /s/Frank L. Salizzoni
                                ---------------------------------
                                       Frank L. Salizzoni
                                 Executive Vice President-Finance
                                   (Principal Financial Officer)


March 25, 1994              By:      /s/Ann Greer-Rector
                                ---------------------------------
                                        Ann Greer-Rector
                                   Vice President & Controller
                                  (Principal Accounting Officer)


March 25, 1994              By:               *
                                 --------------------------------
                                        Warren E. Buffett
                                            Director

March 25, 1994              By:               *
                                ---------------------------------
                                        Edwin I. Colodny
                                            Director


March 25, 1994              By:               *
                                 --------------------------------
                                        Mathias J. DeVito
                                            Director


March 25, 1994              By:               *
                                 --------------------------------
                                       George J. W. Goodman
                                             Director


March 25, 1994              By:               *
                                ---------------------------------
                                          John W. Harris
                                             Director


March 25, 1994              By:               *
                                ---------------------------------
                                      Edward A. Horrigan, Jr.
                                            Director


March 25, 1994              By:               *
                                ---------------------------------
                                         Robert LeBuhn
                                            Director


March 25, 1994              By:               *
                                ---------------------------------
                                       Sir Colin Marshall
                                            Director


March 25, 1994              By:               *
                                ---------------------------------
                                        Roger P. Maynard
                                            Director


March 25, 1994              By:                *
                                ---------------------------------
                                      John G. Medlin, Jr.
                                            Director

March 25, 1994              By:                *
                                ---------------------------------
                                       Hanne M. Merriman
                                            Director


March 25, 1994              By:                *
                                 --------------------------------
                                       Charles T. Munger
                                            Director


March 25, 1994              By:                *
                                ---------------------------------
                                       Richard P. Simmons
                                            Director


March 25, 1994              By:                *
                                ---------------------------------
                                        Raymond W. Smith
                                            Director


March 25, 1994              By:                *
                                 --------------------------------
                                        Derek M. Stevens
                                            Director


By:     /s/Frank L. Salizzoni
     ------------------------------
           Frank L. Salizzoni
            Attorney-In-Fact

                           SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, USAir, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            USAir, Inc.


                            By:      /s/Seth E. Schofield
                                ---------------------------------
                                        Seth E. Schofield
                                  Chairman, President and Chief
                                        Executive Officer
                                  (Principal Executive Officer)

                            Date:  March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of USAir, Inc. and in the capacities and on the dates indicated.


March 25, 1994              By:      /s/Seth E. Schofield
                                ---------------------------------
                                        Seth E. Schofield
                                  Chairman, President and Chief
                                        Executive Officer
                                  (Principal Executive Officer)


March 25, 1994              By:     /s/Frank L. Salizzoni
                                ---------------------------------
                                       Frank L. Salizzoni
                                 Executive Vice President-Finance
                                   (Principal Financial Officer)


March 25, 1994              By:      /s/Ann Greer-Rector
                                ---------------------------------
                                        Ann Greer-Rector
                                   Vice President & Controller
                                  (Principal Accounting Officer)


March 25, 1994              By:              *
                                 --------------------------------
                                       Warren E. Buffett
                                            Director

March 25, 1994              By:              *
                                ---------------------------------
                                        Edwin I. Colodny
                                            Director


March 25, 1994              By:              *
                                 --------------------------------
                                        Mathias J. DeVito
                                            Director


March 25, 1994              By:              *
                                 --------------------------------
                                     George J. W. Goodman
                                            Director


March 25, 1994              By:              *
                                ---------------------------------
                                        John W. Harris
                                            Director


March 25, 1994              By:              *
                                ---------------------------------
                                    Edward A. Horrigan, Jr.
                                            Director


March 25, 1994              By:              *
                                ---------------------------------
                                         Robert LeBuhn
                                            Director


March 25, 1994              By:              *
                                ---------------------------------
                                       Sir Colin Marshall
                                            Director


March 25, 1994              By:              *
                                ---------------------------------
                                        Roger P. Maynard
                                            Director


March 25, 1994              By:              *
                                ---------------------------------
                                      John G. Medlin, Jr.
                                            Director

March 25, 1994              By:              *
                                ---------------------------------
                                      Hanne M. Merriman
                                            Director


March 25, 1994              By:              *
                                 --------------------------------
                                       Charles T. Munger
                                            Director


March 25, 1994              By:              *
                                ---------------------------------
                                       Richard P. Simmons
                                            Director


March 25, 1994              By:              *
                                ---------------------------------
                                        Raymond W. Smith
                                            Director


March 25, 1994              By:              *
                                 --------------------------------
                                        Derek M. Stevens
                                            Director


By:     /s/Frank L. Salizzoni
     ------------------------------
           Frank L. Salizzoni
            Attorney-In-Fact

                  Independent Auditors' Report
On Consolidated Financial Statement Schedules - USAir Group, Inc.






The Stockholders and Board of Directors
USAir Group, Inc.:

     Under date of February 25, 1994, we reported on the consoli-dated balance sheets of USAir Group, Inc. and subsidiaries ("Group") as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 1993, as included in Item 8A in this annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)2(i). These consolidated financial statement schedules are the responsibility of Group's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

     In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                           KPMG PEAT MARWICK


Washington, D. C.
February 25, 1994

                                       USAir Group, Inc.
                                          SCHEDULE V
                          PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1993

                                        (in thousands)



                                                                            Other
                                                                           Changes,
                             Balance At                      Retire-         Add          Balance
                             Beginning        Additions       ments        (Deduct)      At Close
                              Of Year          At Cost         (1)            (2)         Of Year
                             ----------       ---------      -------       --------      --------

Flight Equipment             $4,545,771       $740,440       $254,877       $  17       $5,031,351

Ground Property
  and Equipment               1,041,718         75,614         42,894          88        1,074,526
                              ---------        -------        -------        ----        ---------


                             $5,587,489       $816,054       $297,771       $ 105       $6,105,877
                              =========        =======        =======        ====        =========




(1)  Retirements include $182 million for McDonnell Douglas MD-82 aircraft ($172 million of which is reflected in 1993 additions) sold to a third party and $39 million for Boeing 727-200 air-
     craft under capital lease that were returned to the lessor.
(2)  Other Changes consist primarily of reclassification.



                                       USAir Group, Inc.
                                          SCHEDULE V
                          PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1992

                                        (in thousands)



                                                                           Other
                                                                          Changes,
                           Balance At                       Retire-         Add             Balance
                           Beginning        Additions        ments        (Deduct)         At Close
                            Of Year          At Cost          (1)            (2)            Of Year
                           ----------       ---------       -------       --------         --------

Flight Equipment           $4,592,725       $338,096       $385,550       $  500          $4,545,771

Ground Property
  and Equipment             1,017,256        102,403         77,526         (415)          1,041,718
                            ---------        -------        -------        -----           ---------


                           $5,609,981       $440,499       $463,076       $   85          $5,587,489
                            =========        =======        =======        =====           =========




(1)  Flight equipment retirements include $265 million for aircraft sold in sale and leaseback transactions.
(2)  Other Changes consist primarily of reclassification.



                                       USAir Group, Inc.
                                          SCHEDULE V
                          PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1991

                                        (in thousands)



                                                                           Other
                                                                          Changes,
                           Balance At                       Retire-         Add             Balance
                           Beginning        Additions        ments        (Deduct)         At Close
                            Of Year          At Cost          (1)            (2)            Of Year
                           ----------       ---------       -------       --------         --------
Flight Equipment           $4,390,762       $452,263       $250,317        $   17        $4,592,725

Ground Property
  and Equipment             1,002,069         46,969         31,791             9          1,017,256
                            ---------        -------        -------         -----          ---------


                           $5,392,831       $499,232       $282,108        $   26         $5,609,981
                            =========        =======        =======         =====          =========




(1)  Flight equipment retirements include $170 million for aircraft sold in sale and leaseback transactions.
(2)  Other Changes consist principally of reclassification.



                                       USAir Group, Inc.
                                          SCHEDULE VI
                      ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                               EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1993

                                        (in thousands)



                                                                          Other
                                             Additions                   Changes,
                            Balance At        Charged       Retire-       Add            Balance
                            Beginning           To           ments      (Deduct)        At Close
                             Of Year          Income          (1)          (2)           Of Year
                            ----------       ---------      -------      -------        --------
Flight Equipment            $1,134,586       $205,383       $58,747       $  740       $1,281,962

Ground Property
  and Equipment                530,834        100,947        30,090          205          601,896
                             ---------        -------        ------        -----        ---------


                            $1,665,420       $306,330       $88,837       $  945       $1,883,858
                             =========        =======        ======        =====        =========




(1)  Retirements include $39 million for Boeing 727-200 aircraft under capital lease that were returned to the lessor.
(2)  Other Changes consist primarily of reclassification.



                                       USAir Group, Inc.
                                          SCHEDULE VI
                      ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                               EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1992

                                        (in thousands)



                                                                           Other
                            Balance At       Additions                    Changes,
                            Beginning         Charged                       Add          Balance
                             Of Year            To           Retire-      (Deduct)      At Close
                               (1)            Income          ments          (2)         Of Year
                            ----------       ---------       -------      --------      --------
Flight Equipment            $  979,854       $203,870       $ 48,616       $(522)      $1,134,586

Ground Property
  and Equipment                480,863        105,498         55,353        (174)         530,834
                             ---------        -------        -------        ----         --------


                            $1,460,717       $309,368       $103,969       $(696)      $1,665,420
                             =========        =======        =======        ====        =========




(1)  Certain beginning amounts have been reclassified to conform with 1992 and 1993 classifications.
(2)  Other Changes consist primarily of reclassification.



                                       USAir Group, Inc.
                                          SCHEDULE VI
                      ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                               EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1991

                                        (in thousands)



                                                                            Other
                                              Additions                    Changes,
                             Balance At        Charged                       Add         Balance
                             Beginning        To Income      Retire-      (Deduct)      At Close
                              Of Year            (1)          ments          (2)       Of Year (1)
                             ----------       ---------      -------      --------     -----------
Flight Equipment             $  848,832       $192,658       $61,661       $  25       $  979,854

Ground Property
  and Equipment                 389,129        106,446        15,337         625          480,863
                              ---------        -------        ------        ----         --------


                             $1,237,961       $299,104       $76,998       $ 650       $1,460,717
                              =========        =======        ======        ====        =========




(1)  Certain 1991 amounts have been reclassified to conform with 1992 and 1993 classifications.
(2)  Other Changes consist primarily of reclassification.



                                           USAir Group, Inc.
                                             SCHEDULE VII
                               GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                  FOR THE YEAR ENDED DECEMBER 31, 1993

                                             (in millions)



Name of Issuer of Securities         Title of Issue           Total Amount
  Guaranteed by Person for          of Each Class of         Guaranteed And
  Which Statement is Filed       Securities Guaranteed         Outstanding      Nature of Guarantee
- --------------------------       ---------------------       --------------     -------------------

Guaranteed by USAir, Inc.:
- -------------------------
The Galileo International        Unsecured borrowings under        $16        Principal and interest
   Partnership                   revolving credit facilities        ==



                                        USAir Group, Inc.
                                          SCHEDULE VIII
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                         (in thousands)



                                                    Allowance for
                                                    Uncollectible                   Inventory
                                                      Accounts                    Obsolescence
                                                    -------------                 ------------
Balance December 31, 1990                             $  8,461                      $ 66,131

     Additions charged to income                        13,065                        15,575

     Amounts charged to reserve                        (10,059)                       (3,911)

     Other (1)                                               -                           139
                                                       -------                       -------
Balance December 31, 1991                               11,467                        77,934

     Additions charged to income                         9,927                        16,693

     Amounts charged to reserve                         (8,065)                       (6,197)

     Other (2)                                          (1,661)                       (2,752)
                                                        ------                       -------
Balance December 31, 1992                               11,668                        85,678

     Additions charged to income                        12,064                        12,136

     Amounts charged to reserve                        (12,914)                       (2,643)
                                                       -------                       -------

Balance December 31, 1993                             $ 10,818                      $ 95,171
                                                       =======                       =======




(1)  Includes a reduction in the reserve balance related to the sale of Pacific Southwest
     Airmotive inventory and reclassification.
(2)  Represents the reserve balances of Air Services, Inc., Aviation Supply Corporation and
     Piedmont Aviation Services, Inc. which were sold in July 1992.

Certain 1991 amounts have been reclassified to conform with 1992 and 1993 classifications.



                                          USAir Group, Inc.
                                             SCHEDULE X
                              SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                           (in thousands)




      Presented below are amounts that are included in the Consolidated Statement of Operations for each of the years in the three-year period ended December 31, 1993 which exceed one percent of total operating revenues:

                                           1993                  1992 (1)              1991 (1)
                                           ----                  ----                  ----
Maintenance and Repairs                  $899,698              $862,368               $840,372
                                          =======               =======                =======

Taxes                                    $ 50,540              $ 67,677               $ 69,980
                                          =======               =======                =======

Advertising Costs                        $ 59,361              $ 83,637               $ 70,446
                                          =======               =======                =======




(1)  Certain 1992 and 1991 amounts have been reclassified to conform with 1993 classifications.

                                      195

                  Independent Auditors' Report
   On Consolidated Financial Statement Schedules - USAir, Inc.





The Stockholder and Board of Directors
USAir, Inc.:

     Under date of February 25, 1994, we reported on the consolidated balance sheets of USAir, Inc. and subsidiaries ("USAir") as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity for each of the years in the three-year period ended December 31, 1993, as included in Item 8B in this annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)2(ii). These consolidated financial statement schedules are the responsibility of USAir's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

     In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                           KPMG PEAT MARWICK


Washington, D. C.
February 25, 1994


                                            USAir, Inc.
                                            SCHEDULE IV
                           INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT

                                           (in thousands)



                                      Balance                                               Balance
                                     Beginning                                                End
                                      Of Year          Additions         Deductions         Of Year
                                     ---------         ---------         ----------         -------
        Payables
        --------
Year ended December 31, 1993
   USAir Group, Inc.                 $130,185          $102,444 (1)       $127,549 (1)     $105,080
                                      =======           =======            =======          =======

Year ended December 31, 1992
   USAir Group, Inc.                 $ 98,027          $231,658 (1)       $199,500 (1)     $130,185
                                      =======           =======            =======          =======

Year ended December 31, 1991
   USAir Group, Inc.                 $      -          $241,436 (1)       $143,409 (1)     $ 98,027
                                      =======           =======            =======          =======






(1)  Loans for aircraft and other property purchases.



                                          USAir, Inc.
                                          SCHEDULE V
                          PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1993

                                          (in thousands)



                                                                            Other
                                                                           Changes,
                           Balance At                       Retire-          Add         Balance
                           Beginning        Additions        ments         (Deduct)      At Close
                            Of Year          At Cost          (1)             (2)         Of Year
                           ----------       ---------       -------        --------      --------
Flight Equipment           $4,245,020       $733,885       $241,770        $86,896      $4,824,031

Ground Property
  and Equipment             1,013,388         73,932         42,014              -       1,045,306
                            ---------        -------        -------         ------       ---------

                           $5,258,408       $807,817       $283,784        $86,896      $5,869,337
                            =========        =======        =======         ======       =========




(1)  Retirements include $182 million for McDonnell Douglas MD-82 aircraft ($172 million of which is reflected in 1993 additions) sold to a third party and $39 million for Boeing 727-200 air-
     craft under capital leases that were returned to the lessor.
(2)  Other Changes consist primarily of the transfer of flight equipment from USAir Leasing and
     Services, Inc.



                                          USAir, Inc.
                                          SCHEDULE V
                          PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1992

                                         (in thousands)




                                                                           Other
                           Balance At                       Retire-       Changes,          Balance
                           Beginning        Additions        ments          Add            At Close
                            Of Year          At Cost          (1)         (Deduct)          Of Year
                           ----------       ---------       -------       --------         --------
Flight Equipment           $4,295,551       $393,550       $384,935       $(59,146)       $4,245,020


Ground Property
  and Equipment               974,497         96,249         57,358              -         1,013,388
                            ---------        -------        -------        -------         ---------


                           $5,270,048       $489,799       $442,293       $(59,146)       $5,258,408
                            =========        =======        =======        =======         =========




(1)  Flight equipment retirements include $265 million for aircraft sold in sale and leaseback transactions.



                                          USAir, Inc.
                                          SCHEDULE V
                          PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1991

                                         (in thousands)



                                                                            Other
                           Balance At                       Retire-       Changes,          Balance
                           Beginning        Additions        ments          Add            At Close
                            Of Year          At Cost          (1)         (Deduct)          Of Year
                           ----------       ---------       -------       --------         --------
Flight Equipment           $4,079,915       $447,244       $231,608       $      -        $4,295,551


Ground Property
  and Equipment               961,324         42,979         29,806              -           974,497
                            ---------        -------        -------        -------         ---------


                           $5,041,239       $490,223       $261,414       $      -        $5,270,048
                            =========        =======        =======        =======         =========




(1)  Flight equipment retirements include $170 million for aircraft sold in sale and leaseback transactions.



                                          USAir, Inc.
                                          SCHEDULE VI
                      ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                               EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1993

                                         (in thousands)



                                                                          Other
                                                                         Changes,
                            Balance At      Additions      Retire-         Add           Balance
                            Beginning      Charged To       ment         (Deduct)       At Close
                             Of Year          Income         (1)           (2)           Of Year
                            ----------     ----------      -------       --------       --------
Flight Equipment           $1,043,524       $180,799       $47,855       $22,341       $1,198,809

Ground Property
  and Equipment               518,898         98,278        29,285           117          588,008
                            ---------        -------        ------        ------        ---------


                           $1,562,422       $279,077       $77,140       $22,458       $1,786,817
                            =========        =======        ======        ======        =========




(1)  Retirements include $39 million for Boeing 727-200 aircraft under capital leases that were returned to the lessor.
(2)  Other Changes consist of $16 million for flight equipment transferred from USAir Leasing and Services, Inc. and reclassification.





                                          USAir, Inc.
                                          SCHEDULE VI
                      ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                               EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1992

                                         (in thousands)



                                                                            Other
                            Balance At                                     Changes,
                            Beginning        Additions                       Add          Balance
                             Of Year        Charged To       Retire-      (Deduct)       At Close
                               (1)          Income (1)        ment           (2)          Of Year
                            ----------      ----------       -------      --------       --------
Flight Equipment            $  908,131       $180,010       $ 48,028       $3,411      $1,043,524

Ground Property
  and Equipment                463,623        102,557         47,402          120         518,898
                             ---------        -------        -------        -----        --------


                            $1,371,754       $282,567       $ 95,430       $3,531      $1,562,422
                             =========        =======        =======        =====       =========




(1)  Certain amounts have been reclassified to conform with 1992 and 1993 classifications.
(2)  Other Changes consist primarily of reclassification.




                                          USAir, Inc.
                                          SCHEDULE VI
                      ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                               EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                               FOR THE YEAR ENDED DECEMBER 31, 1991

                                         (in thousands)



                                                                            Other
                                             Additions                     Changes,
                            Balance At      Charged To                       Add         Balance
                            Beginning         Income         Retire-      (Deduct)      At Close
                             Of Year            (1)           ment           (2)       Of Year (1)
                            ----------      ----------       -------      --------     -----------
Flight Equipment            $  783,079       $170,912       $ 46,538       $  678      $  908,131

Ground Property
  and Equipment                375,254        102,334         14,526          561         463,623
                             ---------        -------        -------        -----        --------


                            $1,158,333       $273,246       $ 61,064       $1,239      $1,371,754
                             =========        =======        =======        =====       =========




(1)  Certain 1991 amounts have been reclassified to conform with 1992 and 1993 classifications.
(2)  Other Changes consist primarily of reclassification.



                                             USAir, Inc.
                                             SCHEDULE VII
                               GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                  FOR THE YEAR ENDED DECEMBER 31, 1993

                                            (in millions)



Name of Issuer of Securities           Title of Issue          Total Amount
  Guaranteed by Person for            of Each Class of        Guaranteed And
  Which Statement is Filed         Securities Guaranteed       Outstanding     Nature of Guarantee
- ---------------------------        ---------------------      --------------   -------------------

Guaranteed by USAir, Inc.:
- -------------------------
The Galileo International         Unsecured borrowings under       $ 16       Principal and interest
  Partnership                       revolving credit facilities


Piedmont Airlines, Inc. (1)       Lease Obligations                 103       Lease payments

Jetstream International
  Airlines, Inc. (1)              Lease Obligations                  45       Lease payments
                                                                    ---

Total amount guaranteed by USAir, Inc.                             $164
                                                                    ===




(1)  Wholly-owned by USAir Group, Inc.




                                           USAir, Inc.
                                          SCHEDULE VIII
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                          (in thousands)



                                                    Allowance for
                                                    Uncollectible                  Inventory
                                                      Accounts                    Obsolescence
                                                    -------------                 ------------
Balance December 31, 1990                             $  7,081                      $ 64,173

  Additions charged to income                           12,307                        10,829

  Amounts charged to reserve                            (9,649)                       (1,967)

  Other (1)                                                  -                           139
                                                       -------                       -------
Balance December 31, 1991                                9,739                        73,174

  Additions charged to income                            9,200                        12,949

  Amounts charged to reserve                            (7,531)                       (2,548)
                                                        ------                       -------
Balance December 31, 1992                               11,408                        83,575

  Additions charged to income                           11,990                        11,103

  Amounts charged to reserve                           (12,803)                       (2,086)
                                                       -------                       -------

Balance December 31, 1993                             $ 10,595                      $ 92,592
                                                       =======                       =======




(1)  Includes a reduction in the reserve balance related to the sale of Pacific Southwest
     Airmotive inventory and reclassification.


Certain 1991 amounts have been reclassified to conform with 1992 and 1993 classifications.



                                             USAir, Inc.
                                             SCHEDULE X
                              SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                            (in thousands)




      Presented below are amounts that are included in the Consolidated Statement of Operations for each of the years in the three-year period ended December 31, 1993 which exceed one percent of total operating revenues:

                                           1993                  1992                  1991 (1)
                                           ----                  ----                  ----
Maintenance and Repairs                  $813,722              $781,744               $769,365
                                          =======               =======                =======

Taxes                                    $ 47,526              $ 65,191               $ 67,373
                                          =======               =======                =======

Advertising Costs                        $ 59,355              $ 83,468               $ 70,100
                                          =======               =======                =======




(1)  Certain 1991 amounts have been reclassified to conform with 1992 and 1993 classifications.


                                                 Exhibit 10.13(a)





                                   As of February 21, 1994



R. P. Maynard
Director Corporate Strategy
British Airways Plc
Speedbird House
P. O. Box 10
Heathrow Airport
Hounslow, Middlesex TW6 2JA
England

Dear Roger:

     You and we had discussions on August 26, 1993 concerning certain issues arising under the Investment Agreement between us dated January 21, 1993 (the "Investment Agreement") and concerning the proper Conversion Price for the Series E Preferred Stock referred to therein. Capitalized terms in this letter have the meanings given thereto in, and section references herein are references to, the Investment Agreement. This letter sets forth our joint understanding on these issues.

     1. Clauses (a) and (b) of Section 9.2 shall each be amended to add new clauses (v) and (vi) to the end of the first sentence thereof to read as follows: "plus (v) shares of Common Stock issued following the date hereof other than pursuant to (ii) above, plus
(vi) shares of Common Stock issuable upon exercise or conversion of then outstanding warrants, options and convertible securities and all other securities exercisable for shares of Common Stock (other than those issuable pursuant to Stock Option Plans, Compensation and Benefit Plans or any Employee Stock Plan or upon conversion of the Series A Preferred Stock or Series B Preferred Stock)."
Immediately following new clause (vi) in each of Section 9.2(a) and 9.2(b) a new sentence shall be added, to read as follows: "The aggregate number of shares of Common Stock under (i) through (vi) shall be calculated without duplication."










                                                 Exhibit 10.13(a)
R. P. Maynard
British Airways Plc
February 21, 1994


     2.    Clauses (a) and (b)(i) of the definition of Conversion
Price in the Series E Certificate of Designation shall be amended to be $21.844165. As of the date hereof, the conversion prices of the Series F Preferred Stock, the Series C Preferred Stock and
Series E Preferred Stock are $19.406358, $19.792594 and $21.739266,
respectively, as a result of antidilution adjustments to date.

     3. Clause (y) of the definition in Section 9.1(a) of Investor Percentage shall be amended to read as follows: "(y) the sum (without duplication) of (A) the number of shares of Common
Stock then outstanding, plus (B) the number of shares of Common
Stock issuable upon exercise or conversion of then outstanding warrants, options and convertible securities and all other then outstanding securities exercisable for shares of Common Stock
(other than those issuable pursuant to Stock Option Plans, Compensation and Benefit Plans or any Employee Stock Plan or upon conversion of the Series A Preferred Stock or Series B Preferred
Stock), plus (C) any shares of Common Stock directly or indirectly issuable (without regard to then existing Foreign Ownership
Restrictions) upon conversion of any Preferred Shares, Notes or Non-Preferred Shares which are then owned by the Investor and its wholly-owned subsidiaries or which the Investor or any of its wholly-owned subsidiaries then has a right to acquire (without regard to then existing Foreign Ownership Restrictions) pursuant to this Agreement."

     4. The term "then has the right to acquire" in clause (iv) of Section 9.2(a) and 9.2(b) shall be deemed to include shares of Common Stock issuable on conversion of the new series of Series T
Preferred Stock, the number of shares of which is then being computed.

     5. If the Investor Percentage changes during a quarter as a result of issuances of securities covered by Section 9.1 and the Investor's notification to the Company that Investor will not exercise or exercise in part its preemptive purchase rights resulting from such issuances, the calculations under Section 9.2 for such quarter shall be made by applying the respective Investor
Percentage in effect during the portions of such quarter preceding and following the events which caused such change(s) (the timing of which shall be determined in accordance with the fourth sentence of this paragraph 5) against the issuances of Common Stock (and the related weighted average issuance price determined in accordance with Appendix A hereto) during the corresponding portion of such quarter. The total number of shares of Series T Preferred Stock or Non-Preferred Shares, as the case may be, that Investor shall have the right to acquire for the entire quarter pursuant to Section 9.2

                                                 Exhibit 10.13(a)
R. P. Maynard
British Airways Plc
February 21, 1994



shall be determined by adding the number of shares Investor has the right to acquire for each portion of such quarter. The conversion price of such new series of Series T Preferred Stock or the purchase price per Non-Preferred Share, as the case may be, shall be determined, in accordance with Appendix A hereto, by calculating the weighted average of the conversion prices of the shares of Series T Preferred Stock, or the purchase prices of the Non-
Preferred Shares, as the case may be, for each such portion of such quarter that Investor has the right to purchase calculated in accordance with the terms of Section 9.2(a) or 9.2(b) of the Investment Agreement. With respect to the issuances of Common
Stock or other securities as to which the Investor has preemptive rights under Section 9.1, the Investor Percentage shall be deemed to change on the date the Investor gives notice of its intention to exercise its rights under Section 9.1 (or if it gives no such notice, on the day following the last day it could give such notice pursuant to Section 9.1). The new Investor Percentage during a quarter shall be calculated as of the date it is deemed to change and shall include in Common Stock outstanding the shares of Common
Stock being issued or the shares of Common Stock issuable upon exercise or conversion of the warrants, options or convertible securities and all other securities exercisable for shares of Common Stock being issued. In no event, and notwithstanding any other provision of Section 9.2, shall the consummation of the purchase of the new series of Series T Preferred Stock or of Non-
Preferred Shares, as the case may be, pursuant to Section 9.2 precede the actual applicable issuances of Common Stock, warrants, options or convertible securities triggering preemptive purchase rights under Section 9.1 referred to in the next preceding sentence.

     6. Each Series T Certificate of Designation (Exhibit E to the Investment Agreement) shall be amended to add the phrase "at any time after [(A) with respect to issuances of Series T Preferred
Stock pursuant to Section 9.1 of the Investment Agreement, insert the date that the applicable Special Issuance, as defined in
Section 8(f), occurs and (B) with respect to issuances of Series T
Preferred Stock pursuant to Section 9.2 of the Investment
Agreement, insert the date of the last day of the calendar quarter pertaining to such series of Series T Preferred Stock]" after the words (X) "shall" in the first line of Section 8 (d) (i) and (Y)
"Common Stock)" in the third line of Section 8 (d) (ii) thereof.





                                                 Exhibit 10.13(a)
R. P. Maynard
British Airways Plc
February 21, 1994



     Please indicate that you concur in these amendments and interpretive understandings by signing in the place indicated below.

                              Very truly yours,

                              USAir Group, Inc.


                                /s/James T. Lloyd
                              _________________________________
                              By:  James T. Lloyd
                                   Executive Vice President,
                                   General Counsel and Secretary
Agreed:

British Airways Plc

   /s/R. P. Maynard
_____________________________
By:
Dated:





                                          USAir Group, Inc.
                                             EXHIBIT 11
                    COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE

                         (dollars in thousands, except per share amounts)
                                                       Years Ended December 31,
                                     -----------------------------------------------------------
                                       1993         1992         1991        1990        1989
                                       ----         ----         ----        ----        ----
Adjustments to Net Loss
Loss before accounting changes       $(349,367)  $  (600,818)  $(305,258)  $(454,448)  $ (63,176)
Preferred dividend requirement         (73,651)      (51,766)    (44,306)    (33,115)    (13,246)
                                      --------    ----------    --------    --------    --------
Net loss applicable to common
  stock before accounting changes     (423,018)     (652,584)   (349,564)   (487,563)    (76,422)
Accounting changes                     (43,749)     (628,098)          -           -           -
                                       --------   ----------    --------    --------    --------
Net loss applicable to common
  stock and common stock equivalents
  used for primary computation        (466,767)   (1,280,682)   (349,564)   (487,563)    (76,422)
Fully Diluted Adjustments
  Assume conversion of preferred
  stock and convertible debentures
    Preferred dividend requirements     73,651        51,766      44,306      33,115      13,246
    Reduction of interest and debt
      issue expense, net                     -             -           -          24          20
                                      --------    ----------    --------    --------    --------
      Adjusted net loss applicable
        to common stock assuming
        full dilution                $(393,116)  $(1,228,916)  $(305,258)  $(454,424)  $ (63,156)
                                      ========    ==========    ========    ========    ========
Adjustments to Shares Outstanding
Average number of shares of common
 stock                                  55,070        47,026      45,864      44,763      44,051
Primary Adjustments (1)
  Assume exercise of options and
    common stock equivalents                 -             -           -           -           -
      Total average number of common  --------    ----------    --------    --------    --------
        and common equivalent shares
        used for primary computation    55,070        47,026      45,864      44,763      44,051
                                      ========    ==========    ========    ========    ========
Average number of shares of common
 stock                                  55,070        47,026      45,864      44,763      44,051
Fully Diluted Adjustments (2)
  Assume exercise of options               517             -          12           7          66
  Assume conversion of preferred
    stock and debentures
      Preferred stock                   38,642        17,463      12,928       5,967       2,387
      Convertible debentures                 -             -           -          11          11
        Total average number of       --------    ----------    --------    --------    --------
          shares assumed to be
          outstanding after full
          conversion                    94,229        64,489      58,804      50,748      46,515
                                      ========    ==========    ========   =========    ========
Loss Per Common Share
Primary (1)
  Before accounting changes          $   (7.68)  $    (13.88)  $   (7.62) $   (10.89)  $   (1.73)
  Effect of accounting changes           (0.80)       (13.35)          -           -           -
                                      --------    ----------    --------    --------    --------
    Primary loss per common share    $   (8.48)  $    (27.23)  $   (7.62)  $  (10.89)  $   (1.73)
                                      ========    ==========    ========    ========    ========
Fully diluted (2)
  Before accounting changes          $   (3.71)  $     (9.32)  $   (5.19) $    (8.95)  $   (1.36)
  Effect of accounting changes           (0.46)        (9.74)          -           -           -
                                      --------    ----------    --------    --------    --------
    Fully diluted loss per common
      share                          $   (4.17)  $    (19.06)  $   (5.19)  $   (8.95)  $   (1.36)
                                      ========    ==========    ========    ========    ========

(1)  The assumed exercise of options and common stock equivalents which are anti-dilutive are not included in the computation and presentation of primary earnings per share.
(2)  The assumed exercise of options and conversion of preferred stock are anti-dilutive but are included in accordance with Regulation S-K Item 601(a)(11).

                                                         Exhibit 21




          SUBSIDIARIES OF USAIR GROUP, INC. AND USAIR, INC.


USAir Group, Inc.
- -----------------

USAir, Inc.
Piedmont Airlines, Inc. (formerly Henson Airlines, Inc.)
Jetstream International Airlines, Inc.
Pennsylvania Commuter Airlines, Inc. (d/b/a/ Allegheny Commuter
       Airlines)
USAir Leasing and Services, Inc.
USAir Fuel Corporation
Material Services Corp.

USAir, Inc. (the following companies are also indirect subsidiaries
- -------------------------------------------------------------------
of USAir Group, Inc.)
- ---------------------

USAM Corp.
Pacific Southwest Airmotive (substantially all of the assets of this company were sold on October 9, 1991)

                                                     Exhibit 23.1



                     CONSENT OF INDEPENDENT AUDITORS




The Board of Directors
USAir Group, Inc.

We consent to the incorporation by reference in the Registration Statements on Form S-8 Nos. 2-98828, 33-26762, 33-39896, 33-44835,
33-60618 and 33-60620 and the Registration Statement on Form S-3 No. 33-41821 of USAir Group, Inc., of our reports dated February 25, 1994 relating to the consolidated balance sheets of USAir Group, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, cash flows and changes in stockholders' equity, and the related consolidated financial statement schedules for each of the years in the three-year period ended December 31, 1993 which reports appear in the December 31, 1993 annual report on Form 10-K of USAir Group, Inc. and USAir, Inc.



                              KPMG PEAT MARWICK




Washington, D.C.
March 25, 1994

                                                     Exhibit 23.2




                     CONSENT OF INDEPENDENT AUDITORS




The Board of Directors
USAir, Inc.

We consent to the incorporation by reference in the Registration Statement on Form S-3 No. 33-35509 of USAir, Inc., of our reports dated February 25, 1994 relating to the consolidated balance sheets of USAir, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, cash flows and changes in stockholders' equity, and the related consolidated financial statement schedules for each of the years in the three-year period ended December 31, 1993 which reports appear in the December 31, 1993 annual report on Form 10-K of USAir Group, Inc. and USAir, Inc.



                              KPMG PEAT MARWICK




Washington, D.C.
March 25, 1994

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Warren E. Buffett, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14 day of January, 1994.


                                 /s/Warren E. Buffett       (L.S.)
                                 ---------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Edwin I. Colodny, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 25 day of January, 1994.


                                 /s/Edwin I. Colodny         (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Mathias J. DeVito, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14 day of January, 1994.


                                 /s/Mathias J. DeVito       (L.S.)
                                 ---------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, George J. W. Goodman, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 13 day of January, 1994.


                                 /s/George J. W. Goodman     (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, John W. Harris, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 26 day of January, 1994.


                                 /s/J. W. Harris             (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Edward A. Horrigan, Jr., Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14 day of January, 1994.


                                 /s/Edward A. Horrigan, Jr.  (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Robert LeBuhn, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14th day of January, 1994.


                                 /s/Robert LeBuhn            (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Colin Marshall, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 15 day of January, 1994.


                                 /s/C. Marshall              (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Roger P. Maynard, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 15 day of January, 1994.


                                 /s/R. Maynard              (L.S.)
                                 ---------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, John G. Medlin, Jr., Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 19th day of January, 1994.


                                 /s/John G. Medlin, Jr.      (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Hanne M. Merriman, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14 day of January, 1994.


                                 /s/Hanne M. Merriman        (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Charles T. Munger, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 24th day of January, 1994.


                                 /s/Charles T. Munger        (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Richard P. Simmons, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 13th day of January, 1994.


                                 /s/Richard P. Simmons       (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Raymond W. Smith, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14 day of January, 1994.


                                 /s/R. W. Smith              (L.S.)
                                 ----------------------------------

                                                       Exhibit 24.1


                         POWER OF ATTORNEY
                         -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Derek M. Stevens, Director of USAir Group, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 26 day of January, 1994.


                                 /s/Derek M. Stevens        (L.S.)
                                 ---------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Warren E. Buffett, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14 day of January, 1994.


                                     /s/Warren E. Buffett    (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Edwin I. Colodny, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 25 day of January, 1994.


                                     /s/Edwin I. Colodny     (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Mathias J. DeVito, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14 day of January, 1994.


                                     /s/Mathias J. DeVito    (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, George J. W. Goodman, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 13 day of January, 1994.


                                     /s/George J. W. Goodman (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, John W. Harris, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 26 day of January, 1994.


                                     /s/J. W. Harris         (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Edward A. Horrigan, Jr., Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14 day of January, 1994.


                                  /s/Edward A. Horrigan, Jr. (L.S.)
                                  ---------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Robert LeBuhn, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14th day of January, 1994.


                                     /s/Robert LeBuhn        (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Colin Marshall, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 15 day of January, 1994.


                                     /s/C. Marshall          (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Roger P. Maynard, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 15 day of January, 1994.


                                     /s/R. P. Maynard        (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, John G. Medlin, Jr., Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 19th day of January, 1994.


                                     /s/John G. Medlin, Jr.  (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Hanne M. Merriman, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14 day of January, 1994.


                                     /s/Hanne M. Merriman    (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Charles T. Munger, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 24th day of January, 1994.


                                     /s/Charles T. Munger    (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Richard P. Simmons, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 13th day of January, 1994.


                                     /s/Richard P. Simmons   (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2


                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Raymond W. Smith, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 14 day of January, 1994.


                                     /s/R. W. Smith          (L.S.)
                                     ------------------------------

                                                       Exhibit 24.2



                            POWER OF ATTORNEY
                            -----------------


     KNOW ALL MEN BY THESE PRESENTS, THAT I, Derek M. Stevens, Director of USAir, Inc., (the "Company"), do hereby constitute and appoint James T. Lloyd and Frank L. Salizzoni, and each of them (with full power to each of them to act alone), attorney and agent for me and in my name and on my behalf to sign any Annual Report on Form 10-K of the Company for the year ended December 31, 1993 and any amendments or supplements thereto which shall be filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.
     I hereby give and grant to said attorneys and agents, and each of them, full power and authority generally to do and perform all acts and things necessary to be done in the premises as fully and effectually in all respects as I could do if personally present; and I hereby ratify and confirm all that said attorneys and agents, and each of them, shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 26 day of January, 1994.


                                     /s/Derek M. Stevens     (L.S.)
                                     ------------------------------