Form 10-Q
period 1994-03-31
USAIR GROUP INC
filed 1994-05-13
CIK 701345

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1994

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

                        USAir Group, Inc.
          2345 Crystal Drive, Arlington, Virginia 22227
            (Address of principal executive offices)
                         (703) 418-5306
      (Registrant's telephone number, including area code)

                           USAir, Inc.
          2345 Crystal Drive, Arlington, Virginia 22227
            (Address of principal executive offices)
                         (703) 418-7000
       (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing require-ments for the past 90 days.

             Yes  x                           No
                 ---                             ---
     At April 30, 1994, there were outstanding approximately
59,540,000 shares (exclusive of approximately 1,535,000 shares held in treasury) of common stock of USAir Group, Inc. and 1,000 shares of common stock of USAir, Inc.

     The registrant USAir, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclo-sure format.

                        USAir Group, Inc.
                               and
                           USAir, Inc.

                  Quarterly Report on Form 10-Q

                        TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                              Page

   Item 1A.    Financial Statements - USAir Group, Inc.

     Condensed Consolidated Statements of Operations
        - Three Months Ended March 31, 1994 and 1993          1

     Condensed Consolidated Balance Sheets
        - March 31, 1994 and December 31, 1993                2

     Condensed Consolidated Statements of Cash Flows
        - Three Months Ended March 31, 1994 and 1993          3

     Notes to Condensed Consolidated Financial
          Statements                                          4

   Item 1B.    Financial Statements - USAir, Inc.

     Condensed Consolidated Statements of Operations
        - Three Months Ended March 31, 1994 and 1993          6

     Condensed Consolidated Balance Sheets
        - March 31, 1994 and December 31, 1993                7

     Condensed Consolidated Statements of Cash Flows
        - Three Months Ended March 31, 1994 and 1993          8

     Notes to Condensed Consolidated Financial
          Statements                                          9

   Item 2.     Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                    10

PART II.  OTHER INFORMATION

   Item 1.     Legal Proceedings                             16

   Item 5.     Other Information                             16

   Item 6.     Exhibits and Reports on Form 8-K              17

SIGNATURES                                                19 & 20

                                    PART I.   FINANCIAL INFORMATION

                                    Item 1A.  Financial Statements

USAir Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1994 and 1993 (Unaudited)     (in thousands except per share amounts)
==================================================================================================
                                                                   1994                    1993
                                                                   ----                    ----
Operating Revenues
  Passenger transportation                                      $1,528,063              $1,600,438
  Cargo and freight                                                 41,992                  42,048
  Other                                                            115,846                  73,855
                                                                 ---------               ---------
    Total operating revenues                                     1,685,901               1,716,341

Operating Expenses
  Personnel costs                                                  722,962                 659,191
  Aviation fuel                                                    162,472                 176,015
  Commissions                                                      141,099                 142,857
  Other rent and landing fees                                      115,853                 109,679
  Aircraft rent                                                    114,036                 118,939
  Aircraft maintenance                                             105,518                  94,750
  Depreciation and amortization                                     78,240                  74,209
  Other, net                                                       381,767                 338,679
                                                                 ---------               ---------
    Total operating expenses                                     1,821,947               1,714,319
                                                                 ---------               ---------
    Operating income (loss)                                       (136,046)                  2,022

Other Income (Expense)
  Interest income                                                    4,249                   1,739
  Interest expense                                                 (68,669)                (62,339)
  Interest capitalized                                               3,767                   6,958
  Other, net                                                            44                  (9,412)
                                                                 ---------               ---------
    Other income (expense), net                                    (60,609)                (63,054)
                                                                 ---------               ---------
Loss before taxes and cumulative effect of accounting
  change                                                          (196,655)                (61,032)

Income tax provision                                                     -                       -
                                                                 ---------               ---------
Loss before cumulative effect of accounting change                (196,655)                (61,032)

Cumulative effect of change in method of accounting
  for postemployment benefits                                            -                 (43,749)
                                                                 ---------              ----------
    Net loss                                                      (196,655)               (104,781)
                                                                 ---------              ----------
Preferred dividend requirement                                     (19,220)                (16,908)
                                                                 ---------              ----------
Net loss applicable to common stockholders                      $ (215,875)            $  (121,689)
                                                                 =========              ==========
Loss per common share
  Before accounting change                                      $    (3.64)             $    (1.65)
  Effect of accounting change                                            -                   (0.92)
                                                                 ---------               ---------
    Loss per common share                                       $    (3.64)             $    (2.57)
                                                                 =========               =========

Shares used for computation (000)                                   59,274                  47,253

See accompanying Notes to Condensed Consolidated Financial Statements.

USAir Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1994 (Unaudited) and December 31, 1993             (in thousands except per share amounts)
====================================================================================================
                                                                     March 31,          December 31,
                                                                        1994                1993
                         ASSETS                                     -----------         ------------
Current Assets
  Cash and cash equivalents                                        $   386,000          $   368,347
  Receivables, net                                                     509,220              364,020
  Materials and supplies, net                                          351,352              362,019
  Prepaid expenses and other                                           110,861               83,334
                                                                    ----------           ----------
   Total current assets                                              1,357,433            1,177,720
Property and Equipment
  Flight equipment                                                   5,134,400            5,031,351
  Ground property and equipment                                      1,086,259            1,074,526
  Less accumulated depreciation and amortization                    (1,957,155)          (1,883,858)
                                                                    ----------           ----------
                                                                     4,263,504            4,222,019
  Purchase deposits                                                    150,274              156,621
                                                                    ----------           ----------
   Property and equipment, net                                       4,413,778            4,378,640
Other Assets
  Goodwill, net                                                        538,654              542,666
  Other intangibles, net                                               301,367              296,775
  Other assets, net                                                    496,654              482,112
                                                                    ----------           ----------
   Total other assets                                                1,336,675            1,321,553
                                                                     ---------           ----------
                                                                    $7,107,886           $6,877,913
                                                                     =========            =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                              $   83,534           $   87,833
  Accounts payable                                                     394,994              335,918
  Traffic balances payable and unused tickets                          818,193              630,147
  Accrued expenses                                                   1,122,200            1,182,886
                                                                    ----------            ---------
   Total current liabilities                                         2,418,921            2,236,784
Long-Term Debt, Net of Current Maturities                            2,670,253            2,444,017
Deferred Credits and Other Liabilities
  Deferred gains, net                                                  433,538              440,327
  Postretirement benefits other than pensions, non-current             926,635              907,343
  Non-current pension liability and other                              330,163              303,299
                                                                    ----------            ---------
   Total deferred credits and other liabilities                      1,690,336            1,650,969
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series A, 358,000 shares issued, no par value                        358,000              358,000
  Series F, 30,000 shares issued, no par value                         300,000              300,000
  Series T, 10,000 shares issued, no par value                         100,719              100,719
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock, no par
    value, 4,263,000 depositary shares issued                          213,153              213,153
  Common stock, par value $1 per share, authorized
    150,000,000 shares, issued 61,080,000 shares                        61,080               61,080
  Paid-in capital                                                    1,410,123            1,417,346
  Retained deficit                                                  (1,903,428)          (1,682,912)
  Common stock held in treasury, at cost, 1,667,000
    and 1,864,000 shares, respectively                                 (75,026)             (83,891)
  Deferred compensation                                                (93,850)             (94,957)
  Adjustment for minimum pension liability                             (42,395)             (42,395)
                                                                     ---------            ---------
   Total stockholders' deficit                                        (430,343)            (212,576)
                                                                     ---------            ---------
                                                                    $7,107,886           $6,877,913
                                                                     =========            =========

See accompanying Notes to Condensed Consolidated Financial Statements.






USAir Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1994 AND 1993  (Unaudited)                             (in thousands)
==================================================================================================

                                                                       1994                 1993
                                                                       ----                 ----
Cash and cash equivalents beginning of period                       $  368,347           $  296,038

Cash flows from operating activities
  Net loss                                                            (196,655)            (104,781)
  Adjustments to reconcile net loss to cash provided by
  (used for) operating activities
    Depreciation and amortization                                       78,240               74,209
    Loss (gain) on disposition of assets                                 1,125                2,227
    Other                                                              (10,036)                (226)
    Changes in certain assets and liabilities
      Decrease (increase) in receivables                              (145,200)             (46,428)
      Decrease (increase) in materials, supplies, prepaid
        expenses and intangible pension assets                         (21,726)             (26,532)
     Increase (decrease) in traffic balances payable and
       unused tickets                                                  188,046               51,787
     Increase (decrease) in accounts payable and accrued
       expenses                                                         20,677              (40,522)
     Increase (decrease) in postretirement benefits other
       than pensions, non-current                                       19,292               14,100
                                                                     ---------            ---------
       Net cash provided by (used for) operating activities            (66,237)             (76,166)

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                     (19,069)             (24,384)
  Additions to other property                                          (42,182)             (29,885)
  Proceeds from disposition of assets                                      713               65,479
  Change in restricted cash and investments                              3,422                 (800)
  Other                                                                  1,819               (2,008)
                                                                     ---------            ---------
       Net cash provided by (used for) investing activities            (55,297)               8,402

Cash flows from financing activities
  Issuance of debt                                                     172,156              220,000
  Reduction of debt                                                    (15,674)            (436,064)
  Issuance of preferred stock                                                -              300,000
  Sale of treasury stock                                                 1,903                1,527
  Dividends                                                            (19,198)             (16,908)
                                                                     ---------            ---------
       Net cash provided by (used for) financing activities            139,187               68,555
                                                                     ---------            ---------
Net increase (decrease) in cash and cash equivalents                    17,653                  791
                                                                     ---------            ---------
Cash and cash equivalents end of period                             $  386,000           $  296,829
                                                                     =========            =========

Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions                        $   62,786           $   79,762
                                                                     =========            =========






See accompanying Notes to Condensed Consolidated Financial Statements.

                      USAir Group, Inc.
    Notes to Condensed Consolidated Financial Statements
                         (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of USAir Group, Inc. ("USAir Group" or the "Company") and its wholly-owned subsidiaries: USAir, Inc.
("USAir"), Piedmont Airlines, Inc. ("Piedmont"), Jetstream
International Airlines, Inc., Pennsylvania Commuter Airlines, Inc., USAir Leasing and Services, Inc., USAir Fuel Corporation and
Material Services Company, Inc.

     The comparative 1993 figures in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows have been restated from the March 31, 1993 Quarterly Report on Form 10-Q to reflect the adoption during the third quarter of 1993, retroactive to January 1, 1993, of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Certain other 1993 amounts have been reclassified to conform with 1994 classifications.

     Management believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair statement of results have been included in the condensed consoli-dated financial statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transac-tions have been eliminated.

     These interim period condensed consolidated financial state-ments should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


(2)  COMMITMENTS

     On May 12, 1994, USAir and The Boeing Company ("Boeing") reached an agreement to reschedule the delivery of 40 firm order 737-series aircraft from the 1997-2000 time period to the years 2003-2005. In addition, USAir will forego options to purchase 63 737-series, 11 757-series and two 767-series aircraft during the 1996-2000 time period.

     The following schedule, as of March 31, 1994, of USAir's new aircraft on firm order, options for new aircraft and scheduled payments for new aircraft orders (including progress payments, buyer furnished equipment, spares and capitalized interest) reflects USAir's May 1994 agreement with Boeing as though the agreement had been in existence at March 31, 1994.

(2)  COMMITMENTS (Continued)
                           Delivery Period - Firm Orders
                   ----------------------------------------------
                                                   There-
                    1994  1995  1996  1997  1998    after   Total
                    ----  ----  ----  ----  ----    -----   -----
Boeing
  757-200              3     7     8     -     -       -      18
  737 Series           -     -     -     -     -      40      40
                     ---   ---   ---   ---   ---     ---     ---
                       3     7     8     -     -      40      58
                     ===   ===   ===   ===   ===     ===     ===
Payments
 (millions)         $199  $287  $252  $  -  $  -  $1,877  $2,615
                     ===   ===   ===   ===   ===   =====   =====

(3)  LONG-TERM DEBT

     On April 19, 1994, the Company notified the banks which were parties to a credit agreement dated March 30, 1987, as amended
("Credit Agreement"), of the Company's decision to terminate the Credit Agreement and on April 26, 1994, the Credit Agreement was terminated. As a result, 66 jet and commuter aircraft and certain spare engines with a net book value of approximately $260 million were released from a mortgage related to the Credit Agreement. The
Company had been in violation of certain covenants at March 31, 1994. The Credit Agreement was scheduled by its terms to expire on September 30, 1994.


                                PART I.   FINANCIAL INFORMATION

                                 Item 1B.  Financial Statements







USAir, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1994 and 1993 (Unaudited)                             (in thousands)
=================================================================================================

                                                                   1994                     1993
                                                                   ----                     ----
Operating Revenues
  Passenger transportation                                      $1,427,676              $1,486,189
  Cargo and freight                                                 41,230                  41,253
  Other                                                            120,331                  78,006
                                                                 ---------               ---------
    Total operating revenues                                     1,589,237               1,605,448

Operating Expenses
  Personnel costs                                                  688,202                 625,908
  Aviation fuel                                                    155,474                 167,905
  Commissions                                                      133,239                 133,809
  Other rent and landing fees                                      112,539                 106,380
  Aircraft rent                                                    102,898                 109,534
  Aircraft maintenance                                              89,029                  79,153
  Depreciation and amortization                                     72,151                  66,875
  Other, net                                                       366,985                 329,178
                                                                 ---------               ---------
    Total operating expenses                                     1,720,517               1,618,742
                                                                 ---------               ---------
    Operating loss                                                (131,280)                (13,294)

Other Income (Expense)
  Interest income                                                    4,402                   7,160
  Interest expense                                                 (68,131)                (57,181)
  Interest capitalized                                               3,767                   6,953
  Other, net                                                         1,190                  (8,274)
                                                                 ---------               ---------
    Other income (expense), net                                    (58,772)                (51,342)
                                                                 ---------               ---------
Loss before taxes and cumulative effect of accounting
  change                                                          (190,052)                (64,636)

Income tax provision                                                     -                       -
                                                                 ---------               ---------
Loss before cumulative effect of accounting change                (190,052)                (64,636)

Cumulative effect of change in method of accounting
  for postemployment benefits                                            -                 (43,749)
                                                                 ---------               ---------
    Net loss                                                    $ (190,052)             $ (108,385)
                                                                 =========               =========




See accompanying Notes to Condensed Consolidated Financial Statements.

USAir, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1994 (Unaudited) and DECEMBER 31, 1993             (in thousands except per share amounts)
====================================================================================================
                                                                     March 31,          December 31,
                                                                       1994                 1993
                  ASSETS                                            -----------        ------------
Current Assets
  Cash and cash equivalents                                         $  385,357           $  367,835
  Receivable from parent company                                        43,884               16,092
  Receivables, net                                                     512,961              367,403
  Materials and supplies, net                                          329,545              338,808
  Prepaid expenses and other                                           105,908               78,131
                                                                     ---------           ----------
    Total current assets                                             1,377,655            1,168,269
Property and Equipment
  Flight equipment                                                   4,925,935            4,824,031
  Ground property and equipment                                      1,064,625            1,045,306
  Less accumulated depreciation and amortization                    (1,856,235)          (1,786,817)
                                                                     ---------            ---------
                                                                     4,134,325            4,082,520
  Purchase deposits                                                    150,274              156,621
    Property and equipment, net                                      ---------            ---------
    ($160,000 and $162,000 pledged for parent company debt
    at March 31, 1994 and December 31, 1993, respectively)           4,284,599            4,239,141
Other Assets
  Goodwill, net                                                        538,654              542,666
  Other intangibles, net                                               300,615              295,988
  Other assets, net                                                    578,452              563,404
                                                                     ---------            ---------
      Total other assets                                             1,417,721            1,402,058
                                                                     ---------            ---------
                                                                    $7,079,975           $6,809,468
                                                                     =========            =========
        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt                              $   81,939           $   85,715
  Accounts payable                                                     377,579              316,843
  Traffic balances payable and unused tickets                          851,497              659,606
  Accrued expenses                                                   1,095,807            1,150,062
                                                                     ---------            ---------
    Total current liabilities                                        2,406,822            2,212,226
Long-Term Debt, Net of Current Maturities
  Long-term debt                                                     2,668,652            2,441,935
  Notes payable - parent company                                       104,754              105,080
                                                                     ---------            ---------
    Total long-term debt, net of current maturities                  2,773,406            2,547,015
Deferred Credits and Other Liabilities
  Deferred gains, net                                                  428,016              434,586
  Postretirement benefits other than pensions, non-current             926,385              907,093
  Non-current pension liability and other                              327,347              300,497
                                                                     ---------            ---------
    Total deferred credits and other liabilities                     1,681,748            1,642,176

Commitments and Contingencies

Stockholder's Equity
  Common stock, par value $1 per share, authorized
    1,000 shares, issued and outstanding 1,000 shares                        1                    1
  Paid-in capital                                                    2,416,131            2,416,131
  Retained earnings (deficit)                                       (2,156,169)          (1,966,117)
  Adjustment for minimum pension liability                             (41,964)             (41,964)
                                                                     ---------            ---------
    Total stockholder's equity                                         217,999              408,051
                                                                     ---------            ---------
                                                                    $7,079,975           $6,809,468
                                                                     =========            =========

See accompanying Notes to Condensed Consolidated Financial Statements.







USAir, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1994 and 1993  (Unaudited)                             (in thousands)
==================================================================================================

                                                                       1994                 1993
                                                                       ----                 ----
Cash and cash equivalents beginning of period                       $  367,835           $  295,432

Cash flows from operating activities
  Net loss                                                            (190,052)            (108,385)
  Adjustments to reconcile net loss to cash provided by
    (used for) operating activities
      Depreciation and amortization                                     72,151               66,875
      Loss on disposition of property                                    1,156                2,228
      Other                                                             (9,399)                (556)
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                            (181,275)              57,084
        Decrease (increase) in materials, supplies, prepaid
          expenses and intangible pension assets                       (23,380)             (25,659)
        Increase (decrease) in traffic balances payable and
          unused tickets                                               191,891               59,398
        Increase (decrease) in accounts payable and accrued
          expenses                                                      33,418              (38,430)
        Increase (decrease) in postretirement benefits other
          than pensions, non-current                                    19,292               14,100
                                                                     ---------            ---------
          Net cash provided by (used for) operating activities         (86,198)              26,655

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                     (19,069)             (24,379)
  Additions to other property                                          (40,271)             (28,585)
  Proceeds from disposition of property                                    659               65,404
  Change in restricted cash and investments                              3,422                 (800)
  Other                                                                  1,819               (2,008)
                                                                     ---------            ---------
          Net cash provided by (used for) investing activities         (53,440)               9,632

Cash flows from financing activities
  Issuance of debt                                                     172,156                    -
  Reduction of debt                                                    (14,996)             (35,208)
                                                                     ---------            ---------
          Net cash provided by (used for) financing activities         157,160              (35,208)
                                                                     ---------            ---------
Net increase (decrease) in cash and cash equivalents                    17,522                1,079
                                                                     ---------            ---------
Cash and cash equivalents end of period                             $  385,357           $  296,511
                                                                     =========            =========

Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions                        $   62,786           $   79,762
                                                                     =========            =========

  Other property acquisitions - transfer from affiliated company    $    7,925           $        -
                                                                     =========            =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                           USAir, Inc.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)




(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of USAir, Inc. ("USAir") and its wholly-owned subsidiary USAM Corp. USAir is a wholly-owned subsidiary of USAir Group, Inc. ("USAir Group" or the "Company").

     The comparative 1993 figures in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows have been restated from the March 31, 1993 Quarterly Report on Form 10-Q to reflect the adoption during the third quarter of 1993, retroactive to January 1, 1993, of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Certain other 1993 amounts have been reclassified to conform with 1994 classifications.

     Management believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair statement of results have been included in the condensed consoli-dated financial statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transac-tions have been eliminated.

     These interim period condensed consolidated financial state-ments should be read in conjunction with the consolidated financial statements contained in USAir's Annual Report on Form 10-K for the year ended December 31, 1993.


(2)  OTHER

     Please refer to Note 2 in USAir Group's "Notes to Condensed
Consolidated Financial Statements" on page 4 of this report.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The following discussion relates to the financial results and condition of USAir Group, Inc. (the "Company"). USAir, Inc. ("USAir") is the Company's principal subsidiary and accounts for approximately 93% of its operating revenue. The following discussion is based primarily upon USAir's results of operations and prospects.

     Adverse weather in the northeast U.S., the intense competitive environment characterized by the growth of low fare, low cost competitors in USAir's markets, the resulting changes in USAir's fares discussed below, and industry fare discounting promotions are factors which had a negative impact on the Company's results of operations for the first quarter of 1994. The growth of the operations of low fare, low cost carriers in USAir's short haul markets in the eastern U.S. continues to be the most significant negative factor and represents a competitive challenge for USAir, which has a higher cost structure than its competitors. In March 1994, the Company announced that it expected a pre-tax loss for the full year of 1994 in excess of the $350 million loss reported for 1993. USAir believes that it must reduce its operating costs substantially if it is to survive in this low fare competitive environment.

     On February 1, 1994, to avoid a loss of market share in the eastern U.S., USAir substantially lowered its fares in primary and secondary markets affected by the expansion of Continental Airlines' ("Continental") low fare, low cost service. This measure reduced fares in certain markets by up to 70%. The Company believes that the additional passenger traffic stimulated by the lower fares will not be sufficient to offset the effect of the accompanying yield dilution. Through advance schedule filings, USAir has received indications that Continental and its commuter affiliates plan to initiate service in July 1994 in certain additional markets competitive with USAir and its commuter affiliates in the northeastern and southeastern U.S. at fares substantially below those currently offered by USAir in those markets and in markets within a reasonable driving distance. Continental also announced that it will augment capacity, by eliminating first class seating, in certain short-haul markets in the eastern U.S. where it is currently competing against USAir with low fares. USAir is in the process of evaluating Continental's announced measures and formulating its response; however, the Company expects that Continental's latest actions will have a material adverse effect on the Company's financial condition, results of operations and prospects. If Continental's actions have this effect, the urgency of reducing USAir's unit costs and the exigencies related to USAir's financial condition, discussed below, will increase. Continental could continue to redeploy its assets and offer other low fair service in markets served by USAir in addition to the anticipated July 1994 service levels.

     The Company is actively pursuing several initiatives in an effort to lower USAir's unit costs, which are among the highest of the major U.S. airlines. USAir estimates that its unit cost, or cost per available seat mile ("ASM"), will be approximately 11.3 cents in 1994 if no actions are taken to reduce costs. The Company's short term goal is to reduce USAir's unit cost to approximately 10 - 10.5 cents during the next two to three years, with the goal of implementing the most substantial cost reductions during 1994. The longer range goal is to reduce USAir's unit costs to approximately 9.5 - 10 cents. The largest single component of USAir's operating costs, approximately 40%, relates to personnel costs. In order to improve its financial condition and results of operations, USAir has, among other things, initiated discussions with the leadership of its unionized employees regarding substan-tial wage reductions, improved productivity, and other cost savings. The outcome of those discussions is uncertain, and even if substantial savings are achieved, it remains uncertain whether they will be adequate in light of the Company's financial condition and competitive position. There are recent examples of companies in the airline industry which have obtained employee concessions in agreements also resulting in the recapitalization of the companies, including employee ownership stakes and employee participation in corporate governance as well as the restructuring of debt and lease obligations. In other cases, airlines have filed for bankruptcy protection under Chapter 11 of the bankruptcy code, and some airlines have ceased operation altogether when their operating costs remained excessive in relation to their revenues, and their liquidity became insufficient to sustain their operations. In addition, other factors beyond the Company's control, such as a downturn in the economy, a dramatic increase in fuel prices or intensified industry fare wars, could have a material adverse effect on the Company's and USAir's prospects and financial condition. Because the Company and USAir are highly leveraged and currently do not have access to bank credit and receivables facilities which had supplied a substantial portion of their liquidity, they could be more vulnerable to these factors than their financially stronger competitors.

     In February 1994, USAir inaugurated quick turn, point-to-point service in 18 city-pair markets using 22 aircraft, in a move intended to increase the utilization of its existing aircraft, facilities and personnel and thereby reduce unit costs. By July 1994, USAir plans to expand the quick turn service to approximately 165 markets using approximately 100 aircraft. There can be no assurance that the quick turn service will generate sufficient additional revenue to offset the increased variable costs associat-ed with this service.

     Other initiatives which USAir is pursuing include:

*    an employee suggestion cost-cutting program beginning July
     1994 with a goal of $50 million in annual savings and one-time program costs of $10 million.

*    rationalization of its jet fleet.

* centralization of its purchasing function and measures to enhance cargo revenue.

* modification of its product which is intended to reduce costs and enable USAir to compete more effectively with low cost carriers while integrating the short-haul product with the remaining network. This modification may require substantial implementation costs.

There can be no assurance that any of these initiatives will be successful in improving USAir's financial condition and results of operations.

     Because it is uncertain whether USAir can achieve sufficient cost reductions, even if successful in some or all of the above initiatives, the Company has commenced study of other strategic options, including major restructurings, which may be available to address the difficult financial and competitive factors facing USAir.

     United Airlines ("United") has stated in press reports that it may accelerate the development of a low cost, short-haul operation if its shareholders approve the proposed buyout by its employees. This move could enable United to initiate additional low fare, low cost service in markets served by USAir. In addition, a number of small low cost, low fare start-up carriers have initiated or are seeking to initiate service in the eastern U.S.

     On April 12, 1994, Delta Air Lines ("Delta") and Virgin Atlantic Airways ("Virgin Atlantic") announced that they had reached a codeshare marketing agreement that would enable Delta to feed traffic to Virgin Atlantic for travel between the U.S. and Heathrow Airport in London. This arrangement is subject to the approval of the U.S. Department of Transportation (the "DOT"). The Company believes that the Delta/Virgin Atlantic arrangement, if approved by the DOT, will compete with the codeshare service offered by USAir and British Airways between certain U.S. cities and London. United and Lufthansa German Airlines ("Lufthansa") have received the necessary approvals to implement a code share arrangement which will include transatlantic service from certain U.S. cities to Europe and beyond. United and Lufthansa are expected to commence the first phase of such service on June 1, 1994. The resulting impact of these code share arrangements on the Company's results of operations and financial condition cannot be predicted at this time, but is not expected to be material.

     In April 1994, Delta announced that it plans to eliminate up to 15,000 positions, or approximately 20% of its work force, as part of a restructuring initiative that is intended to reduce its cost per ASM from approximately 9.3 cents currently to 7.5 cents by the summer of 1997. Delta's restructuring initiative reportedly will not involve an equity ownership interest by its employees. Delta's announcement is the latest illustration of the trend among the major U.S. airlines to restructure in order to reduce operating costs and enable them to compete in a low fare environment.

RESULTS OF OPERATIONS

     The Company recorded a net loss of $196.7 million on revenue of $1.7 billion in the first quarter of 1994, compared with a net loss of $104.8 million on revenue of $1.7 billion in 1993. The results reflect a 1.8% revenue decrease and 6.3% increase in operating expense, discussed below. The Company estimates that severe winter weather in the first quarter of 1994 negatively affected its results of operations by approximately $50 million. The financial results for the first quarter of 1993 included a $43.7 million charge for the cumulative effect of an accounting change, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112").

     Operating Revenue - The Company's Passenger Transportation Revenue decreased $72.4 million (4.5%) versus the first quarter of 1993, $58.5 million of which is attributable to USAir, due to several factors including lower fares resulting from increased competition from low cost, low fare carriers in USAir's markets; adverse weather in January and February 1994; and industry fare discounting promotions. USAir's ASMs were relatively unchanged while the number of passengers increased 10.2% over the first quarter of 1993, resulting in a load factor increase of 3.4 percentage points. Despite the increase in traffic, lower yields, or passenger revenue per revenue passenger mile ("RPM"), resulted in a 3.7% decline in passenger revenue per ASM. The Company expects that the low fares offered in response to low fare, low cost competition will continue to materially and adversely affect passenger revenue and results of operations for the foreseeable future. The Company's Other Revenue increased $42.0 million (56.9%) as a result of increased cancellation and rebooking fees, frequent traveler participation fees, and various other sources.

     Expense - The Company's Personnel Costs increased $63.8 million (9.7%) primarily due to USAir's $62.3 million (10.0%) increase in personnel costs which resulted from the expiration during 1993 of employee wage reductions, contractual and general salary increases during 1993, and a lower discount rate used during 1994 in the calculation of pension and postretirement benefit expense. Aviation Fuel expense decreased $13.5 million (7.7%), primarily because of USAir's $12.4 million (7.4%) decrease, resulting from more favorable prices in 1994. Aircraft Maintenance increased $10.8 million (11.4%) primarily because of USAir's $9.9 million (12.5%) increase which is due to the timing of maintenance cycles. Depreciation and Amortization increased $4.0 million (5.4%) following the delivery of Boeing 757 aircraft during 1993 which caused a $5.3 million (7.9%) increase at USAir. The $43.1 million (12.7%) increase in Other Expenses, Net, $37.8 million of which is attributable to USAir, results from increases in several expense categories, including those related to the increase in USAir's other revenue.

     Interest Income improved by $2.5 million as a result of higher cash levels in 1994. USAir's results include intercompany transactions which are eliminated from the Company's results. Interest Expense increased $6.3 million (10.2%) as a result of additional interest incurred on various USAir aircraft and unsecured financings, which were completed during 1993 and early 1994, offset by a year-over-year decrease in interest on short-term borrowings. Interest Capitalized decreased $3.2 million (45.9%) as a result of aircraft deliveries during 1993. Other, Net reflects a $9.5 million improvement primarily due to improved equity results from USAir's 11% ownership investment in the Galileo International Partnership, which owns and operates the Galileo Computerized Reservation System ("CRS"), and USAir's 21% ownership investment in the Apollo Travel Services Partnership, which markets the Galileo CRS in the U.S. and Mexico.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operations was approximately $66 million in the first quarter of 1994. At March 31, 1994, cash and cash equiva-lents totaled approximately $386 million, excluding approximately $171 million which was deposited in trust accounts to collateralize letters of credit or workers compensation policies and classified as "Other Assets." At March 31, 1994, the Company had no outstand-ing loans under its revolving credit facility with a group of banks ("Credit Agreement") and was unable to access funds thereunder because it was not in compliance with certain financial covenants. On April 19, 1994, the Company notified the banks which were parties to the Credit Agreement of its decision to terminate the agreement and on April 26, 1994, the Credit Agreement was terminat-ed. As a result, 66 jet and commuter aircraft and certain spare engines with a net book value of approximately $260 million were released from a mortgage related to the Credit Agreement. USAir is currently unable to sell receivables under its revolving accounts receivable sale program ("Receivables Agreement") because of failure to comply with two of the financial covenants required to be maintained in connection with that agreement. USAir is currently engaged in discussions with the financial institution that is party to the Receivables Agreement regarding either waivers from compliance with the covenants or a revised agreement. There can be no assurance that USAir will be successful in obtaining a waiver or reaching a revised or new agreement to sell its receiv-ables. The existing Receivables Agreement is scheduled by its terms to expire in December 1994. There were no outstanding sales under the Receivables Agreement on March 31, 1994.

     On May 12, 1994, USAir reached an agreement with the Boeing Company to reschedule the delivery of 40 737-series aircraft from the 1997-2000 time period to the years 2003-2005. In addition, as part of the same agreement, USAir will forego its options to purchase an additional 63 737-series, 11 757-series, and two 767-series aircraft during the 1996-2000 time period. As a result, the Company's capital commitments have been substantially reduced for the 1995-2001 time period. See Note 2 to the Company's Condensed Consolidated Financial Statements for the future aircraft commit-ments schedule reflecting this agreement with Boeing.

     Net cash used for investing activities during the first quarter of 1994 was $55.3 million. Net cash provided by financing activities was $139.2 million, primarily from the $172.2 net proceeds received by USAir upon the sale of $175 million principal amount of 9 5/8% Senior Notes due 2001 through an underwritten public offering. In addition, USAir incurred additional debt of $62.8 million associated with the delivery of two new Boeing 757 aircraft during the first quarter and the payment of scheduled aircraft progress payments. The $62.8 million is reflected as non-cash activity in USAir Group's Condensed Consolidated Statement of Cash Flows found in Item 1A of this report because USAir incurred the related debt upon delivery of the aircraft or payment of the progress payments. The Company has committed financing for the remainder of its 1994 and 1995 scheduled aircraft deliveries.

     On April 6, 1994, Moody's Investors Services, Inc. further lowered its ratings on the Company's and USAir's securities. This action followed a similar downgrade by Standard & Poor's Corpora-tion ("S&P") in March 1994. S&P is continuing to monitor the Company's results of operations with the possibility of a further downgrade. The recent downgrades will make it more difficult for the Company and USAir to effect additional financing.

     At March 31, 1994, USAir Group's ratio of current assets to current liabilities was 0.56 to 1 and the debt component of USAir Group's capitalization structure was approximately 89% (100% if the three series of redeemable preferred stock are considered to be debt).

                   PART II - OTHER INFORMATION



                   Item 1.   Legal Proceedings

     On May 11, 1994, USAir received a Civil Investigative Demand (the "CID") from the U.S. Department of Justice related to an antitrust investigation to determine whether there are, have been, or may be violations of Sections 1 and 2 of the Sherman Act related to, among other things, agreements to pay, and payments of, travel agency "override commissions" in the Pittsburgh, Charlotte, Philadelphia and other markets. USAir has its largest hub operations at airports in Pittsburgh, Charlotte and Philadelphia. "Override commissions" are common sales incentives in the U.S. airline industry and customarily involve the payment of commissions by an airline in excess of the base commission (typically 10% of the relevant fare) when travel agency sales for the airline exceed certain goals agreed to by the agency and the airline. A CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal cause of action. USAir intends to comply with the CID. At this time, USAir cannot predict the manner in which this investigation will be resolved and if the resolution will have an adverse impact of USAir's results of operations, financial position or ability to compete. USAir understands that certain other U.S. air carriers have received similar CIDs.

     For information on certain other pending legal proceedings see
Part I, Item 3. - "Legal Proceedings" in the combined Annual Report of USAir Group and USAir on Form 10-K for the year ended Decem-ber 31, 1993.


                   Item 5.   Other Information

     Certain unions are engaged in efforts to unionize USAir's customer service and reservations employees. The Railway Labor Act (the "RLA") governs, and the National Mediation Board (the "NMB") has jurisdiction over, such campaigns. Under the RLA, the NMB could order an election among a class or craft of eligible employees if a union submitted an application to the NMB supported by the authorization cards from at least 35% of the applicable class or craft of employees. If the NMB ordered an election and a majority of the eligible employees voted for representation, USAir would be required to negotiate a collective bargaining agreement with the union that wins the election. On January 28, 1994, the International Association of Machinists (the "IAM"), United Steel-workers of America (the "USWA") and International Brotherhood of Teamsters (the "IBT") filed applications with the NMB requesting that an election be held among USAir's fleet service employees, a class or craft of approximately 8,000 workers included among

USAir's customer service employees. On March 1, 1994, after determining that each of the three applicant unions had submitted the required number of authorization cards, the NMB declared an election among the fleet service agents. Ballots were mailed to applicable employees on April 14, 1994 and will be tabulated by the NMB on May 17, 1994. USAir cannot predict the outcome of the election, nor can it predict, if a union is certified, when a collective bargaining agreement would be negotiated or what its terms would be. On March 21, 1994, the USWA filed an additional application with the NMB requesting an election among USAir's passenger service employees, a class or craft of approximately 10,000 workers included among USAir's customer service and reservations employees. The NMB is in the process of determining whether this application is supported by sufficient authorization cards to warrant an election. USAir cannot predict whether an election will be held among the passenger service class or craft and if an election were held, the outcome. Nor can it predict if a union is certified when a collective bargaining agreement would be negotiated or what its terms would be. If unions are certified to represent the fleet service employees and the passenger service employees, substantially all of USAir's non-management employees would be unionized. USAir also cannot predict whether any union might submit authorization cards to the NMB sufficient to obtain an election among any other class or craft of employees.

     Piedmont's collective bargaining agreement with the Air Line Pilots Association ("ALPA"), which represents its pilot employees, became amendable on December 1, 1992. On February 22, 1994, the NMB, which had assigned a mediator to the negotiations between Piedmont and ALPA on a new agreement, declared these negotiations at an impasse and commenced a thirty-day "cooling-off" period. On March 27, 1994, two days following the expiration of this period at midnight on March 25, 1994, Piedmont reached agreement on a new collective bargaining agreement that becomes amendable on March 31, 1998. The new agreement was ratified by Piedmont's pilot employees on May 2, 1994 and provides for increases in salary and benefits for the term of the agreement.


           Item 6.   Exhibits and Reports on Form 8-K

A.  Exhibits

Designation

    11    Computation of Primary and Fully Diluted Earnings Per
          Share for the three months ended March 31, 1994 and 1993 for USAir Group, Inc.

    99    Airline Operating Statistics for the three months ended
          March 31, 1994 and 1993 for USAir, Inc.

B.   Reports on Form 8-K

     Date of Report                 Subject of Report

     January 18, 1994    Third Waiver dated as of December 21,
                         1994 to certain covenants contained in
                         the Credit Agreement.

     January 25, 1994    Press Release dated January 25, 1994 of
                         USAir Group, Inc. and USAir, Inc. with
                         consolidated statements of operations for each company.

     March 9, 1994       Projected losses for the first quarter
                         and year 1994 and the initiation of
                         negotiations with the leadership of
                         USAir's unions regarding pay reductions
                         and productivity improvements.

                            SIGNATURE




     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         USAir Group, Inc.
                                           (Registrant)



Date:  May 13, 1994             By:    /s/ Ann Greer-Rector
                                    -----------------------------
                                          Ann Greer-Rector
                                     Vice President & Controller
                                   (Principal Accounting Officer)

                            SIGNATURE




     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USAir, Inc.
                                         (Registrant)



Date:  May 13, 1994             By:    /s/ Ann Greer-Rector
                                    -----------------------------
                                          Ann Greer-Rector
                                     Vice President & Controller
                                   (Principal Accounting Officer)