Form 10-Q
period 1994-06-30
USAIR GROUP INC
filed 1994-08-12
CIK 701345

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1994

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

               Yes   x                    No
                   -----                     -----

     At July 31, 1994, there were outstanding approximately
60,050,000 shares (exclusive of approximately 1,026,000 shares held in treasury) of common stock of USAir Group, Inc. and 1,000 shares of common stock of USAir, Inc.

     The registrant USAir, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclo-sure format.

                        USAir Group, Inc.
                               and
                            USAir, Inc.
                  Quarterly Report on Form 10-Q

                         TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                             Page

   Item 1A.  Financial Statements - USAir Group, Inc.

      Condensed Consolidated Statements of Operations
         - Three Months and Six Months Ended June 30,
           1994 and 1993                                     1

      Condensed Consolidated Balance Sheets
         - June 30, 1994 and December 31, 1993               2

      Condensed Consolidated Statements of Cash Flows
         - Six Months Ended June 30, 1994 and 1993           3

      Notes to Condensed Consolidated Financial
           Statements                                        4

   Item 1B.  Financial Statements - USAir, Inc.

      Condensed Consolidated Statements of Operations
         - Three Months and Six Months Ended June 30,
           1994 and 1993                                     6

      Condensed Consolidated Balance Sheets
         - June 30, 1994 and December 31, 1993               7

      Condensed Consolidated Statements of Cash Flows
         - Six Months Ended June 30, 1994 and 1993           8

      Notes to Condensed Consolidated Financial
           Statements                                        9

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                               19

   Item 4.  Submission of Matters to a Vote of
            Security Holders                                19

   Item 5.  Other Information                               20

   Item 6.  Exhibits and Reports on Form 8-K                21

SIGNATURES                                                  22

                                         PART I.  FINANCIAL STATEMENTS

                                         Item 1A.  Financial Statements

USAir Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS and SIX MONTHS ENDED JUNE 30, 1994 and 1993 (Unaudited) (in thousands except per share amounts)
============================================================================================================
                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                              ---------------------------       ---------------------------
                                                 1994             1993             1994             1993
                                                 ----             ----             ----             ----
Operating Revenues
   Passenger transportation                   $1,718,379       $1,688,130       $3,246,442       $3,288,568
   Cargo and freight                              42,108           42,574           84,100           84,622
   Other                                         119,064           85,064          234,910          158,919
                                               ---------        ---------        ---------        ---------
      Total operating revenues                 1,879,551        1,815,768        3,565,452        3,532,109
Operating Expenses
   Personnel costs                               727,612          675,001        1,450,574        1,334,192
   Aviation fuel                                 162,210          179,970          324,682          355,985
   Commissions                                   162,902          153,545          304,001          296,402
   Other rent and landing fees                   106,006          114,651          221,859          224,330
   Aircraft rent                                 111,654          118,922          225,690          237,861
   Aircraft maintenance                           91,388           79,393          196,906          174,143
   Depreciation and amortization                  79,448           76,376          157,688          150,585
   Other, net                                    360,278          351,730          742,045          690,409
                                               ---------        ---------        ---------        ---------
      Total operating expenses                 1,801,498        1,749,588        3,623,445        3,463,907
                                               ---------        ---------        ---------        ---------
      Operating income (loss)                     78,053           66,180          (57,993)          68,202

Other Income (Expense)
   Interest income                                 6,362            2,132           10,611            3,871
   Interest expense                              (70,311)         (60,613)        (138,980)        (122,952)
   Interest capitalized                              307            4,505            4,074           11,463
   Other, net                                       (598)          (6,370)            (554)         (15,782)
                                               ---------        ---------        ---------        ---------
      Other income (expense), net                (64,240)         (60,346)        (124,849)        (123,400)
                                               ---------        ---------        ---------        ---------
Income (loss) before taxes and cumulative
   effect of accounting change                    13,813            5,834         (182,842)         (55,198)
Income tax provision (credit)                          -                -                -                -
                                               ---------        ---------        ---------        ---------
Income (loss) before cumulative effect of
   accounting change                              13,813            5,834         (182,842)         (55,198)

Cumulative effect of change in method of
   accounting for postemployment benefits              -                -                -          (43,749)
                                               ---------        ---------        ---------        ---------
   Net income (loss)                              13,813            5,834         (182,842)         (98,947)
                                               ---------        ---------        ---------        ---------
Preferred dividend requirement                   (19,335)         (18,408)         (38,555)         (35,316)
                                               ---------        ---------        ---------        ---------
Net loss applicable to common stockholders    $   (5,522)      $  (12,574)      $ (221,397)      $ (134,263)
                                               =========        =========        =========        =========
Loss per common share
   Before accounting change                   $    (0.09)      $    (0.23)      $    (3.72)      $    (1.78)
   Effect of accounting change                         -                -                -            (0.86)
                                               ---------        ---------        ---------        ---------
      Loss per common share                   $    (0.09)      $    (0.23)      $    (3.72)      $    (2.64)
                                               =========        =========        =========        =========

Shares used for computation (000)                 59,616           54,597           59,446           50,945

See accompanying Notes to Condensed Consolidated Financial Statements.

USAir Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1994 (Unaudited) and DECEMBER 31, 1993                      (in thousands except per share amounts)
============================================================================================================
                                                                     June 30,                   December 31,
                                                                       1994                         1993
                                                                     ---------                  ------------
                            ASSETS
Current Assets
   Cash and cash equivalents                                        $  521,463                   $  368,347
   Receivables, net                                                    443,850                      364,020
   Materials and supplies, net                                         353,876                      362,019
   Prepaid expenses and other                                           98,078                       83,334
                                                                     ---------                    ---------
      Total current assets                                           1,417,267                    1,177,720
Property and Equipment
   Flight equipment                                                  5,137,974                    5,031,351
   Ground property and equipment                                     1,072,462                    1,074,526
   Less accumulated depreciation and amortization                   (2,023,682)                  (1,883,858)
                                                                     ---------                    ---------
                                                                     4,186,754                    4,222,019
   Purchase deposits                                                   179,556                      156,621
                                                                     ---------                    ---------
   Property and equipment, net                                       4,366,310                    4,378,640
Other Assets
   Goodwill, net                                                       534,640                      542,666
   Other intangibles, net                                              332,333                      311,332
   Other assets, net                                                   479,339                      467,555
                                                                     ---------                    ---------
      Total other assets                                             1,346,312                    1,321,553
                                                                     ---------                    ---------
                                                                    $7,129,889                   $6,877,913
                                                                     =========                    =========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                             $   77,156                   $   87,833
   Accounts payable                                                    350,774                      335,918
   Traffic balances payable and unused tickets                         746,366                      630,147
   Accrued expenses                                                  1,220,398                    1,182,886
                                                                     ---------                    ---------
      Total current liabilities                                      2,394,694                    2,236,784
Long-Term Debt, Net of Current Maturities                            2,683,719                    2,444,017
Deferred Credits and Other Liabilities
   Deferred gains, net                                                 427,573                      440,327
   Postretirement benefits other than pensions, non-current            944,182                      907,343
   Non-current pension liability and other                             352,883                      303,299
                                                                     ---------                    ---------
      Total deferred credits and other liabilities                   1,724,638                    1,650,969
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
   Series A, 358,000 shares issued, no par value                       358,000                      358,000
   Series F,  30,000 shares issued, no par value                       300,000                      300,000
   Series T,  10,000 shares issued, no par value                       100,719                      100,719
Stockholders' Equity (Deficit)
   Series B cumulative convertible preferred stock, no par
      value 4,263,000 depositary shares issued                         213,153                      213,153
   Common stock, par value $1 per share, authorized
      150,000,000 shares, issued 61,076,000 and 61,080,000
      shares, respectively                                              61,076                       61,080
   Paid-in capital                                                   1,393,708                    1,417,346
   Retained earnings (deficit)                                      (1,908,877)                  (1,682,912)
   Common stock held in treasury, at cost, 1,237,000 and
      1,864,000 shares, respectively                                   (55,684)                     (83,891)
   Deferred compensation                                               (92,862)                     (94,957)
   Adjustment for minimum pension liability                            (42,395)                     (42,395)
                                                                     ---------                    ---------
      Total stockholders' equity (deficit)                            (431,881)                    (212,576)
                                                                     ---------                    ---------
                                                                    $7,129,889                   $6,877,913
                                                                     =========                    =========

See accompanying Notes to Condensed Consolidated Financial Statements.


USAir Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1994 and 1993 (Unaudited)                                           (in thousands)
============================================================================================================
                                                                             1994                   1993
                                                                             ----                   ----
Cash and cash equivalents beginning of period                              $  368,347            $  296,038

Cash flows from operating activities
   Net loss                                                                  (182,842)              (98,947)
   Adjustments to reconcile net loss to cash provided by
   (used for) operating activities
      Depreciation and amortization                                           157,688               150,585
      Loss on disposition of property                                           2,826                 4,764
      Other                                                                    (5,764)                5,972
      Changes in certain assets and liabilities
         Decrease (increase) in receivables                                   (79,830)             (125,837)
         Decrease (increase) in materials, supplies, prepaid
            expenses and intangible pension assets                            (16,332)              (24,739)
         Increase (decrease) in traffic balances payable and
            unused tickets                                                    116,219                23,852
         Increase (decrease) in accounts payable and accrued
            expenses                                                           97,298                28,588
         Increase (decrease) in postretirement benefits other
            than pensions, non-current                                         36,839                29,518
                                                                            ---------             ---------
            Net cash provided by (used for) operating activities              126,102                (6,244)

Cash flows from investing activities
   Aircraft acquisitions and purchase deposits, net                            (9,866)             (111,773)
   Additions to other property                                                (66,999)              (67,043)
   Proceeds from disposition of property                                        1,540               130,157
   Change in restricted cash and investments                                    6,086                 2,175
   Other                                                                        4,841                (1,176)
                                                                            ---------             ---------
            Net cash provided by (used for) investing activities              (64,398)              (47,660)

Cash flows from financing activities
   Issuance of debt                                                           172,156               226,360
   Reduction of debt                                                          (47,220)             (744,598)
   Issuance of common stock                                                         -               230,966
   Issuance of preferred stock                                                      -               400,719
   Sale of treasury stock                                                       4,936                 5,033
   Dividends                                                                  (38,460)              (33,350)
                                                                            ---------             ---------
            Net cash provided by (used for) financing activities               91,412                85,130
                                                                            ---------             ---------
Net increase (decrease) in cash and cash equivalents                          153,116                31,226
                                                                            ---------             ---------
Cash and cash equivalents end of period                                    $  521,463            $  327,264
                                                                            =========             =========

Noncash investing and financing activities
   Issuance of debt for aircraft acquisitions                              $  101,420            $  229,520
                                                                            =========             =========
   Issuance of debt for additions to other property                        $        -            $      669
                                                                            =========             =========
   Reduction of debt - aircraft related                                    $        -            $   47,685
                                                                            =========             =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                              3

                        USAir Group, Inc.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)




(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of USAir Group, Inc. ("USAir Group" or the "Company") and its wholly-owned subsidiaries: USAir, Inc. ("USAir"), Piedmont Airlines, Inc., Jetstream International Airlines, Inc., Pennsylvania Commuter Airlines, Inc., USAir Leasing and Services, Inc., USAir Fuel Corporation and Material Services Company, Inc.

     The comparative 1993 figures in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows have been restated from the June 30, 1993 Quarterly Report on Form 10-Q to reflect the adoption during the third quarter of 1993, retroactive to January 1, 1993, of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Certain other 1993 amounts have been reclassified to conform with 1994 classifications.

     Management believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair statement of results have been included in the condensed consoli-dated financial statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transac-tions have been eliminated.

     These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


(2)  COMMITMENTS

     On May 12, 1994, USAir and The Boeing Company ("Boeing") reached an agreement to reschedule the delivery of 40 firm order 737-series aircraft from the 1997-2000 time period to the years 2003-2005. In addition, USAir will forego options to purchase 63 737-series, 11 757-series and two 767-series aircraft during the 1996-2000 time period.

     The following schedule of USAir's new aircraft deliveries and scheduled payments at June 30, 1994 (including progress payments, payments at delivery, buyer furnished equipment, spares and capitalized interest) reflects USAir's agreement with Boeing:

                          Delivery Period - Firm Orders
              -----------------------------------------------------
              Remainder                            There-
                1994   1995   1996   1997   1998    after    Total
               ------  ----   ----   ----   ----   ------    -----
Boeing
  757-200          3      7      8      -      -        -        18
  737 Series       -      -      -      -      -       40        40
                 ---    ---    ---    ---    ---    -----     -----
                   3      7      8      -      -       40        58
                 ===    ===    ===    ===    ===    =====     =====
Payments
 (millions)     $159   $287   $252   $  -   $  -   $1,814    $2,512
                 ===    ===    ===    ===    ===    =====     =====

(3)  LONG-TERM DEBT

     On April 26, 1994, the Company terminated its credit agreement dated March 30, 1987, as amended, with a group of banks ("Credit Agreement"). At that date, there were no borrowings under the Credit Agreement. As a result, 66 jet and commuter aircraft and certain spare engines with a net book value of approximately $260 million at that time were released from a mortgage related to the Credit Agreement. The Company had been in violation of certain covenants at March 31, 1994. The Credit Agreement was scheduled by its terms to expire on September 30, 1994.

                                         PART I.  FINANCIAL STATEMENTS

                                         Item 1B.  Financial Statements



USAir, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS and SIX MONTHS ENDED JUNE 30, 1994 and 1993 (Unaudited)                          (in thousands)
============================================================================================================
                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                              ---------------------------       ---------------------------
                                                 1994             1993             1994             1993
                                                 ----             ----             ----             ----
Operating Revenues
   Passenger transportation                   $1,596,769       $1,564,609       $3,024,445       $3,050,798
   Cargo and freight                              41,242           41,743           82,472           82,996
   Other                                         125,482           87,073          245,813          165,079
                                               ---------        ---------        ---------        ---------
      Total operating revenues                 1,763,493        1,693,425        3,352,730        3,298,873

Operating Expenses
   Personnel costs                               693,413          639,163        1,381,615        1,265,071
   Aviation fuel                                 154,665          171,714          310,139          339,619
   Commissions                                   153,203          143,759          286,442          277,568
   Other rent and landing fees                   102,314          111,193          214,853          217,573
   Aircraft rent                                  99,934          109,534          202,832          219,068
   Aircraft maintenance                           76,486           64,083          165,515          143,236
   Depreciation and amortization                  73,338           68,737          145,489          135,612
   Other, net                                    346,216          341,278          713,201          670,456
                                               ---------        ---------        ---------        ---------
      Total operating expenses                 1,699,569        1,649,461        3,420,086        3,268,203
                                               ---------        ---------        ---------        ---------
      Operating income (loss)                     63,924           43,964          (67,356)          30,670

Other Income (Expense)
   Interest income                                 6,707            6,702           11,109           13,862
   Interest expense                              (70,455)         (57,592)        (138,586)        (114,773)
   Interest capitalized                              307            4,501            4,074           11,454
   Other, net                                        888           (5,075)           2,078          (13,350)
                                               ---------        ---------        ---------        ---------
      Other income (expense), net                (62,553)         (51,464)        (121,325)        (102,807)
                                               ---------        ---------        ---------        ---------
Income (loss) before taxes and cumulative
   effect of accounting change                     1,371           (7,500)        (188,681)         (72,137)

Income tax provision (credit)                          -                -                -                -
                                               ---------        ---------        ---------        ---------
Income (loss) before cumulative effect
   of accounting change                            1,371           (7,500)        (188,681)         (72,137)

Cumulative effect of change in method of
   accounting for postemployment benefits              -                -                -          (43,749)
                                               ---------        ---------        ---------        ---------
   Net income (loss)                          $    1,371       $   (7,500)      $ (188,681)      $ (115,886)
                                               =========        =========        =========        =========






See accompanying Notes to Condensed Consolidated Financial Statements.

USAir, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1994 (Unaudited) and DECEMBER 31, 1993                      (in thousands except per share amounts)
============================================================================================================
                                                                     June 30,                   December 31,
                                                                       1994                         1993
                                                                    ----------                  ------------
                            ASSETS
Current Assets
   Cash and cash equivalents                                        $  520,811                   $  367,835
   Receivable from parent company                                       39,453                       16,092
   Receivables, net                                                    447,960                      367,403
   Materials and supplies, net                                         330,991                      338,808
   Prepaid expenses and other                                           93,469                       78,131
                                                                     ---------                    ---------
      Total current assets                                           1,432,684                    1,168,269
Property and Equipment
   Flight equipment                                                  4,929,016                    4,824,031
   Ground property and equipment                                     1,050,803                    1,045,306
   Less accumulated depreciation and amortization                   (1,918,557)                  (1,786,817)
                                                                     ---------                    ---------
                                                                     4,061,262                    4,082,520
   Purchase deposits                                                   179,556                      156,621
      Property and equipment, net                                    ---------                    ---------
      ($162,000 pledged for parent company debt at
      December 31, 1993)                                             4,240,818                    4,239,141
Other Assets
   Goodwill, net                                                       534,640                      542,666
   Other intangibles, net                                              331,604                      310,545
   Other assets, net                                                   561,950                      548,847
                                                                     ---------                    ---------
      Total other assets                                             1,428,194                    1,402,058
                                                                     ---------                    ---------
                                                                    $7,101,696                   $6,809,468
                                                                     =========                    =========
             LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Current maturities of long-term debt                             $   75,730                   $   85,715
   Accounts payable                                                    334,124                      316,843
   Traffic balances payable and unused tickets                         781,368                      659,606
   Accrued expenses                                                  1,187,669                    1,150,062
                                                                     ---------                    ---------
      Total current liabilities                                      2,378,891                    2,212,226
                                                                     ---------                    ---------
Long-Term Debt, Net of Current Maturities
   Long-term debt                                                    2,682,596                    2,441,935
   Notes payable - parent company                                      104,584                      105,080
                                                                     ---------                    ---------
      Total long-term debt, net of current maturities                2,787,180                    2,547,015
Deferred Credits and Other Liabilities
   Deferred gains, net                                                 422,267                      434,586
   Postretirement benefits other than pensions, non-current            943,932                      907,093
   Non-current pension liability and other                             350,056                      300,497
                                                                     ---------                    ---------
      Total deferred credits and other liabilities                   1,716,255                    1,642,176

Commitments and Contingencies

Stockholder's Equity
   Common stock, par value $1 per share, authorized
      1,000 shares, issued and outstanding 1,000 shares                      1                            1
   Paid-in capital                                                   2,416,131                    2,416,131
   Retained earnings (deficit)                                      (2,154,798)                  (1,966,117)
   Adjustment for minimum pension liability                            (41,964)                     (41,964)
                                                                     ---------                    ---------
      Total stockholder's equity                                       219,370                      408,051
                                                                     ---------                    ---------
                                                                    $7,101,696                   $6,809,468
                                                                     =========                    =========


See accompanying Notes to Condensed Consolidated Financial Statements.




USAir, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1994 and 1993 (Unaudited)                                           (in thousands)
============================================================================================================

                                                                             1994                   1993
                                                                             ----                   ----
Cash and cash equivalents beginning of period                              $  367,835            $  295,432

Cash flows from operating activities
   Net loss                                                                  (188,681)             (115,886)
   Adjustments to reconcile net loss to cash provided by
   (used for) operating activities
      Depreciation and amortization                                           145,489               135,612
      Loss on disposition of property                                           3,100                 4,756
      Other                                                                    (4,809)                5,849
      Changes in certain assets and liabilities
         Decrease (increase) in receivables                                  (111,843)               14,147
         Decrease (increase) in materials, supplies, prepaid
            expenses and intangible pension assets                            (17,252)              (22,103)
         Increase (decrease) in traffic balances payable and
            unused tickets                                                    121,762                30,256
         Increase (decrease) in accounts payable and accrued
            expenses                                                          104,456                25,377
         Increase (decrease) in postretirement benefits other
            than pensions, non-current                                         36,839                29,518
                                                                            ---------             ---------
            Net cash provided by (used for) operating activities               89,061               107,526

Cash flows from investing activities
   Aircraft acquisitions and purchase deposits, net                            (9,866)              (61,851)
   Additions to other property                                                (64,377)              (63,049)
   Proceeds from disposition of property                                        1,140               130,075
   Change in restricted cash and investments                                    6,086                 2,175
   Other                                                                        4,841                (1,176)
                                                                            ---------             ---------
            Net cash provided by (used for) investing activities              (62,176)                6,174

Cash flows from financing activities
   Issuance of debt                                                           172,156                     -
   Reduction of debt                                                          (46,065)              (82,274)
                                                                            ---------             ---------
            Net cash provided by (used for) financing activities              126,091               (82,274)
                                                                            ---------             ---------
Net increase (decrease) in cash and cash equivalents                          152,976                31,426
                                                                            ---------             ---------
Cash and cash equivalents end of period                                    $  520,811            $  326,858
                                                                            =========             =========

Noncash investing and financing activities
   Issuance of debt for aircraft acquisitions                              $  101,420            $  229,520
                                                                            =========             =========
   Issuance of parent company debt for aircraft acquisitions               $        -            $   49,914
                                                                            =========             =========
   Issuance of debt for additions to other property                        $        -            $      669
                                                                            =========             =========
   Other property acquisitions - transfer from affiliated company          $    7,925            $        -
                                                                            =========             =========
   Reduction of debt - aircraft related                                    $        -            $   47,685
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

     The comparative 1993 figures in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows have been restated from the June 30, 1993 Quarterly Report on Form 10-Q to reflect the adoption during the third quarter of 1993, retroactive to January 1, 1993, of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Certain other 1993 amounts have been reclassified to conform with 1994 classifications.

     Management believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair statement of results have been included in the condensed consoli-dated financial statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transac-tions have been eliminated.

     These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in USAir's Annual Report on Form 10-K for the year ended December 31, 1993.


(2)  OTHER

     Please refer to Note 2 in USAir Group's "Notes to Condensed
Consolidated Financial Statements" on Page 4 of this report.

Item 2. Management's Discussion and Analysis of Financial Condi-tion and Results of Operations


     The following discussion relates to the financial results and condition of USAir Group, Inc. (the "Company"). USAir, Inc. ("USAir") is the Company's principal subsidiary and accounts for approximately 93% of its operating revenue. The following discussion is based primarily upon USAir's results of operations and prospects.

     Adverse weather during the first quarter, the intense competi-tive environment characterized by the growth of low fare, low cost airlines in USAir's markets, industry fare discounting, and USAir's cost structure are factors that had a negative impact on the Company's results of operations for the first six months of 1994. The growth of the operations of low fare, low cost carriers in USAir's markets in the eastern U.S. represents a competitive challenge for USAir, which has higher operating costs than its competitors. USAir believes that it must reduce its operating costs substantially if it is to survive in this low fare competi-tive environment. The Company expects a pre-tax loss for the full year of 1994 in excess of the $350 million loss reported for 1993. The Company's expectation of the magnitude of its loss for the full year of 1994 is subject to market, economic and other factors.

     In February 1994, to avoid a loss of market share in the eastern U.S., USAir began to substantially lower its fares in primary and secondary markets affected by the expansion of Continental Airlines' ("Continental") low fare, low cost service. By July 1994, markets from which USAir has historically realized approximately 40% of its passenger revenue had the reduced fares in place, reflecting reductions in certain markets of up to 70% from previous levels. Passenger transportation revenue increased during the second quarter of 1994 because passenger traffic growth stimulated by the lower fares was more then sufficient to offset the dilutive effect of the lower fares. Although bookings remain strong, there can be no assurance that passenger traffic levels will continue to be sufficient enough to offset the effect of lower fares in the third quarter or the future.

     Continental and its commuter affiliates initiated service in July 1994 in certain additional markets competitive with USAir and its commuter affiliates in the northeastern and southeastern U.S. at fares substantially below those previously offered by USAir in those markets and in markets within a reasonable driving distance. Continental has begun to augment capacity by eliminating first class seating in certain short-haul markets in the eastern U.S. where it is currently competing against USAir with low fares. Continental also has announced plans, effective in September 1994, to further reduce service at its Denver, Colorado hub and expand service in the eastern U.S. Continental could continue to redeploy its assets and offer other low fare service in additional markets served by USAir.
                                 10

     In addition, as discussed below, United Air Lines ("United") has substantially reduced its personnel costs as part of a recapitalization transaction completed in July 1994. The resulting lower operating costs will give United a competitive advantage over carriers with higher costs. United has announced plans to initiate its low cost, low fare operation in the western U.S. in October 1994. United could initiate additional low fare, low cost service in other markets served by USAir. In addition, a number of small low cost, low fare start-up carriers have initiated or are seeking to initiate service in the eastern U.S.

     In April 1994, Delta Air Lines ("Delta") announced that it plans to eliminate up to 15,000 positions, or approximately 20% of its work force, as part of a restructuring initiative that is intended to significantly reduce its operating costs. Delta's announcement is a further illustration of the trend among the major U.S. airlines to restructure in order to reduce operating costs and enable them to compete in a low fare environment.

     The Company is actively pursuing several initiatives in an effort to reduce USAir's unit costs, which are among the highest of the major U.S. airlines. The Company's short term goal is to reduce USAir's unit cost to approximately 10 to 10.5 cents per available seat mile ("ASM") during the next two to three years, with the goal of implementing the most substantial cost reductions beginning in 1994. The longer range goal is to reduce USAir's unit costs to approximately 9.5 to 10 cents per ASM. The Company believes that it must reduce USAir's annual operating expenses by approximately $1 billion in order to achieve the unit cost goal of
9.5 to 10 cents.

     The Company is seeking to realize half, or approximately $500 million, of the $1 billion of annual savings through reductions in personnel costs, which are the largest single component of USAir's operating costs. USAir is engaged in discussions with the leadership of its unionized employees regarding the $500 million annual savings in personnel costs it desires to achieve through wage and benefit reductions, improved productivity, and other cost savings. On August 3, 1994, USAir received a proposal regarding cost savings from the Air Line Pilots Association ("ALPA"), which represents USAir's pilot employees. In summary, the ALPA proposal states that, contingent on savings contributed by other employee groups and a broad restructuring of the Company's capitalization and corporate governance, USAir's pilot employees would contribute an average of $150 million in savings annually for five years. As part of ALPA's proposed recapitalization and changes in governance, employees would own 25% of the Company and the affirmative vote of Directors elected by the unionized employees would be required to approve certain significant corporate actions. Moreover, the proposed recapitalization contemplates that BA would invest an additional $450 million in the Company. On August 5, 1994, the Company issued a press release that indicated, in summary, that the savings proposed by the pilot employees are inadequate and would require a disproportionate contribution by other lesser paid employee groups and that the corporate governance contemplated by
                                 11
the ALPA proposal is unacceptable because it would effectively result in control of the Company by the union Directors. Further-more, BA has stated that it would not make any additional invest-ments in the Company based on the ALPA proposal and certain other USAir unions have indicated that the magnitude of savings the ALPA proposal would require from non-pilot employees is unacceptable. The outcome of USAir's discussions with its labor unions is uncertain, and even if substantial savings are achieved, it remains uncertain whether they will be adequate in light of the Company's financial condition and competitive position. See Part II. Item 5. "Other Information" for a discussion of the unionization and possible unionization of additional USAir employee groups.

     The Company plans to achieve the remaining $500 million in annual cost savings through a combination of initiatives which USAir is currently pursuing, including:

*    a restructuring of its maintenance organization and processes.

*    expansion of its quick turn service (discussed below).

* an employee suggestion cost-cutting program that began in August 1994 with an ultimate goal of approximately $60 million in annual savings that would be reduced by one-time program costs of approximately $13 million.

* rationalization of its jet fleet which would include eliminat-ing certain fleet types.

* centralization of its purchasing function and measures to enhance cargo revenue and reduce cargo handling expenses.

* modification of its product which is intended to enable USAir to compete more effectively with low cost carriers while integrating the short-haul product with the remaining network. This modification will require substantial one-time implemen-tation costs.

     In February 1994, USAir inaugurated quick turn, point-to-point service in 18 city-pair markets using 22 aircraft in a move intended to increase the utilization of its existing aircraft, facilities and personnel and thereby reduce unit costs. In July 1994, USAir expanded the quick turn service to approximately 165 markets using approximately 100 aircraft. There can be no assurance that the quick turn service will generate sufficient additional revenue to offset the increased variable costs associat-ed with this service. Moreover, there can be no assurance that any of the initiatives discussed above will be successful in improving USAir's financial condition and results of operations. Because it is uncertain whether USAir can achieve sufficient cost reductions, even if it is successful in some or all of the above initiatives, the Company has evaluated other strategic options, including major restructurings, which may be available to address the difficult financial and competitive factors facing USAir.
                                 12

     There are recent examples of companies in the airline industry which have obtained employee concessions in agreements also resulting in the recapitalization of the companies, including employee ownership stakes and employee participation in corporate governance as well as the restructuring of debt and lease obliga-tions. Most recently, in July 1994, UAL Corporation, parent of United, consummated a recapitalization which resulted in majority ownership and board membership for certain employee groups in exchange for concessions. Delta's restructuring initiative, as described above, reportedly will not involve an equity ownership interest by its employees. In other cases, airlines have filed for bankruptcy protection under Chapter 11 of the bankruptcy code, and some airlines have ceased operation altogether when their operating costs remained excessive in relation to their revenues, and their liquidity became insufficient to sustain their operations. In addition, other factors beyond the Company's control, such as a downturn in the economy, a dramatic increase in fuel prices or intensified industry fare wars, could have a material adverse effect on the Company's and USAir's prospects and financial condition. Because the Company and USAir are highly leveraged and currently do not have access to bank credit and receivables facilities which had supplied a substantial portion of their liquidity, they could be more vulnerable to these factors than their financially stronger competitors.

     On April 12, 1994, Delta and Virgin Atlantic Airways ("Virgin Atlantic") announced that they had reached a codeshare marketing agreement that would enable Delta to feed traffic to Virgin Atlantic for travel between the U.S. and Heathrow Airport in London. This arrangement has been approved by the applicable U.K. government authority but is subject to the approval of the U.S. Department of Transportation (the "DOT"). The Company believes that the Delta/Virgin Atlantic arrangement, if approved by the DOT, will compete with the codeshare service offered by USAir and British Airways Plc. ("BA") between certain U.S. cities and London. United and Lufthansa German Airlines ("Lufthansa") have received the necessary approvals to implement a code share arrangement which will include transatlantic service from certain U.S. cities to Europe and beyond. United and Lufthansa implemented the first phase of such service in June 1994. The resulting impact of these code share arrangements on the Company's results of operations and financial condition cannot be predicted at this time, but is not expected to be material.

RESULTS OF OPERATIONS

                 Six Months Ended June 30, 1994
                         Compared With
                 Six Months Ended June 30, 1993

     The Company recorded a net loss of $182.8 million on revenue of $3.6 billion in the first half of 1994, compared with a net loss of $98.9 million on revenue of $3.5 billion for the same period in 1993. The Company estimates that severe winter weather in the
                                 13
first quarter of 1994 negatively affected its results of operations by approximately $50 million. The financial results for the first half of 1993 included a $43.7 million charge for the cumulative effect of an accounting change, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

     Operating Revenue - The Company's Passenger Transportation Revenue decreased $42.1 million (1.3%) versus the first half of 1993, $26.4 million of which is attributable to USAir. Increased levels of traffic during the second quarter of 1994 resulted in an improvement in passenger transportation revenue in that quarter. However, the first quarter of 1994 was worse than the first quarter of 1993 due to several factors including lower fares resulting from increased competition from low fare, low cost carriers in USAir's markets and insufficient traffic during the first quarter of 1994 to compensate for the resulting yield (passenger revenue per revenue passenger mile, or "RPM") dilution; adverse weather in January and February 1994; and industry fare discounting promo-tions. USAir's ASMs were 1.6% higher and the number of passengers increased 13.8% over the first half of 1993, resulting in a passenger load factor increase of 4.2 percentage points. Despite the increase in traffic, lower yields resulted in a 2.4% decline in passenger revenue per ASM. The Company expects that the low fares offered in response to low fare, low cost competition will remain in place and, even if traffic remains strong, will continue to materially and adversely affect its results of operations unless the Company is successful in reducing operating costs. The Company's Other Revenue increased $76.0 million (47.8%) as a result of increased charter revenue, third party lease revenue, cancella-tion and rebooking fees, frequent traveler participation fees, and various other sources.

     Expense - The Company's Personnel Costs increased $116.4 million (8.7%) primarily due to USAir's $116.5 million (9.2%) increase in personnel costs which resulted from the expiration during 1993 of employee wage reductions, contractual and general salary increases during 1993, and a lower discount rate used during 1994 in the calculation of pension and postretirement benefit expense. Aviation Fuel expense decreased $31.3 million (8.8%), primarily because of USAir's $29.5 million (8.7%) decrease, which was attributable to lower average fuel prices in the first half of 1994. Continuation of this trend will depend on market and political conditions. Aircraft Rent decreased $12.2 million (5.1%), resulting from USAir's $16.2 million (7.4%) decrease which is caused by the lease of three aircraft to BA under a wet lease arrangement and the return of certain aircraft to lessors.
Aircraft Maintenance increased $22.8 million (13.1%) primarily because of USAir's $22.3 million (15.6%) increase which resulted from the $18.4 million reversal in the second quarter of 1993 of a maintenance reserve accrued in 1992 for certain parked aircraft. Depreciation and Amortization increased $7.1 million (4.7%) following the delivery of aircraft during 1993 and early 1994 which caused a $9.9 million (7.3%) increase at USAir. The $51.6 million (7.5%) increase in Other Expenses, Net, $42.7 million (6.4%) of
                                 14
which is attributable to USAir, results from increases in several expense categories, including those related to the wet lease arrangement with BA.

     Interest Income improved by $6.7 million as a result of higher cash levels in 1994. USAir's results include intercompany transactions which are eliminated from the Company's results. Interest Expense increased $16.0 million (13.0%) primarily as a result of additional interest incurred on certain USAir aircraft and unsecured financings, which were completed during 1993 and early 1994. Interest Capitalized decreased $7.4 million (64.5%) as a result of aircraft deliveries during 1993 and the refund of certain deposits during 1994. Other, Net reflects a $15.2 million (96.5%) improvement primarily due to improved equity results from USAir's 11% ownership investment in the Galileo International Partnership, which owns and operates the Galileo Computerized Reservation System ("CRS"), and USAir's 21% ownership investment in the Apollo Travel Services Partnership, which markets the Galileo CRS in the U.S. and Mexico.

                  Three Months Ended June 30, 1994
                           Compared With
                  Three Months Ended June 30, 1993

     The Company recorded net income of $13.8 million on revenue of $1.9 billion in the second quarter of 1994, compared with net income of $5.8 million on revenue of $1.8 billion in 1993. Revenue growth for the quarter slightly outpaced the increase in expenses, resulting in the more favorable results.

     Operating Revenue - The Company's Passenger Transportation Revenue increased $30.2 million (1.8%) versus the second quarter of 1993 primarily as a result of USAir's $32.2 million (2.1%) increase. USAir's 11.8% increase in RPMs in the second quarter of 1994 compared with 1993 was more than sufficient to offset the accompanying 8.7% reduction in yield. USAir's ASMs were 3.4% higher and the number of passengers increased 16.9% over the second quarter of 1993, resulting in a passenger load factor increase of
5.0 percentage points. Despite the increase in passenger traffic, lower yields resulted in a 1.2% decline in passenger revenue per ASM. The Company expects that the low fares offered in response to low fare, low cost competition will remain in place and, even if traffic remains strong, will continue to materially and adversely affect its results of operations unless the Company is successful in reducing operating costs. The Company's Other Revenue increased $34.0 million (40.0%) as a result of increased charter revenue, third party lease revenue, cancellation and rebooking fees, frequent traveler participation fees, and various other sources.

     Expense - The Company's Personnel Costs increased $52.6 million (7.8%) due primarily to USAir's $54.2 million (8.5%) increase in personnel costs which resulted from the expiration during 1993 of employee wage reductions, contractual and general salary increases during 1993, and a lower discount rate used during 1994 in the calculation of pension and postretirement benefit expense.
                                 15

Aviation Fuel expense decreased $17.8 million (9.9%), primarily because of USAir's $17.0 million (9.9%) decrease, which was attributable to lower average fuel prices in 1994. Continuation of this trend will depend on market and political conditions. Other Rent and Landing Fees decreased $8.6 million (7.5%), resulting from USAir's $8.9 million (8.0%) decrease which reflects the favorable effect of airport facility cost rebates received in the second quarter of 1994. Aircraft Rent decreased $7.3 million (6.1%), resulting from USAir's $9.6 million (8.8%) decrease which is caused by the lease of three aircraft to BA under a wet lease arrangement and the return of certain aircraft to lessors. Aircraft Mainte-nance increased $12.0 million (15.1%) primarily because of USAir's $12.4 million (19.4%) increase which resulted from the $18.4 million reversal in the second quarter of 1993 of a maintenance reserve accrued in 1992 for certain parked aircraft. Depreciation and Amortization increased $3.1 million (4.0%) following the delivery of aircraft during 1993 and early 1994 which caused a $4.6 million (6.7%) increase at USAir.

     Interest Income improved by $4.2 million as a result of higher cash levels in 1994. USAir's results include intercompany transactions which are eliminated from the Company's results. Interest Expense increased $9.7 million (16.0%) primarily as a result of additional interest incurred on certain USAir aircraft and unsecured financings, which were completed during 1993 and early 1994. Interest Capitalized decreased $4.2 million (93.2%) as a result of aircraft deliveries during 1993 and the refund of certain deposits during 1994. Other, Net reflects a $5.8 million (90.6%) improvement primarily due to improved equity results from USAir's 11% ownership investment in the Galileo International Partnership and USAir's 21% ownership investment in the Apollo Travel Services Partnership.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations was approximately $126 million in the first half of 1994. At June 30, 1994, cash and cash equiva-lents totaled approximately $521 million, excluding approximately $168 million which was deposited in trust accounts to collateralize letters of credit or workers compensation policies and classified as "Other Assets." Due to the coincidence of certain semiannual, quarterly and monthly debt and lease payments, substantial scheduled payments are due in the months of July and January. Accordingly, the Company's cash and cash equivalents totaled approximately $400 million at July 31, 1994. Based on current projections, the Company expects to satisfy its liquidity require-ments for the remainder of 1994 through a combination of cash from operations, cash on hand, and committed aircraft financing. The Company does not anticipate a material decline in liquidity at year-end from July 31, 1994 levels. However, depending on market, economic and other factors and the availability of financing, the Company's expectations of liquidity are subject to change.
                                 16

     The Company currently is not party to a revolving credit facility. The Company has historically utilized such a facility to supplement its liquidity from time-to-time. On April 26, 1994, the Company terminated its revolving credit facility with a group of banks ("Credit Agreement"). As a result, 66 jet and commuter aircraft and certain spare engines with a net book value of approximately $260 million at that time were released from a mortgage related to the Credit Agreement. See Note 3 to the Company's condensed consolidated financial statements.

     Moreover, USAir is currently unable to sell receivables under its revolving accounts receivable sale program ("Receivables Agree-ment") because of failure to comply with two of the financial covenants required to be maintained in connection with that agreement. USAir is currently engaged in discussions with the financial institution that is party to the Receivables Agreement regarding a revised agreement. There can be no assurance that USAir will be successful in obtaining a waiver or reaching a revised or new agreement to sell its receivables. The existing Receivables Agreement is scheduled, by its terms, to expire in December 1994. There were no outstanding sales under the Receiv-ables Agreement on June 30, 1994.

     On May 12, 1994, USAir reached an agreement with The Boeing Company to reschedule the delivery of 40 737-series aircraft from the 1997-2000 time period to the years 2003-2005. In addition, as part of the same agreement, USAir will forego its options to purchase aircraft during the 1996-2000 time period. As a result, the Company's capital commitments have been substantially reduced for the 1995-2000 time period. See Note 2 to the Company's condensed consolidated financial statements for the future aircraft commitments schedule reflecting this agreement with Boeing.

     Net cash used for investing activities during the first half of 1994 was $64.4 million, primarily for non-aircraft purchases. Net cash provided by financing activities was $91.4 million, which includes the $172.2 net proceeds received by USAir upon the sale of $175 million principal amount of 9 5/8% Senior Notes due 2001 through an underwritten public offering. In addition, USAir incurred additional debt of $101.4 million associated with the delivery of two new Boeing 757 aircraft and the payment of scheduled aircraft progress payments during the first half of 1994. The $101.4 million is reflected as non-cash activity in USAir Group's Condensed Consolidated Statement of Cash Flows found in
Item 1A. of this report because USAir incurred the related debt upon delivery of the aircraft or payment of the progress payments. The Company has committed financing for the remainder of its 1994 and 1995 scheduled aircraft deliveries.

     On August 5, 1994, based on the ALPA proposal described above, the negative reaction of BA and certain other USAir unions to that proposal and its view that USAir's discussions with its unions could be lengthy and difficult, Standard & Poor's Corporation ("S&P") further downgraded its ratings of the Company's and USAir's securities. S&P is continuing to monitor the Company's results of
                                 17
operations with the possibility of a further downgrade. In April 1994, Moody's Investors Services, Inc. had further lowered its ratings of the Company's and USAir's securities following a similar
downgrade by S&P in March 1994.   The recent downgrades will make
it more difficult for the Company and USAir to effect additional financing.

     At June 30, 1994, USAir Group's ratio of current assets to current liabilities was 0.59 to 1 and the debt component of USAir Group's capitalization structure was approximately 89% (100% if the three series of redeemable preferred stock are considered to be debt).
                                 18

                    PART II.  OTHER INFORMATION

                    Item 1.   Legal Proceedings

     On July 22, 1994, following a run off election, the National Mediation Board ("NMB") certified the International Association of Machinists ("IAM") as the representative of USAir's fleet service class or craft of employees. See Part II. Item 5. "Other Informa-tion." USAir is seeking a declaratory judgment from the U.S. District Court for the District of Columbia that it is entitled to modify the existing terms and conditions of employment of the fleet service employees during the period in which USAir is negotiating an initial collective bargaining agreement with the IAM for these employees.

     For information on certain other pending legal proceedings see
Part I. Item 3. - "Legal Proceedings" in the Annual Reports of USAir Group and USAir on Form 10-K for the year ended December 31, 1993 and Part II. Item 1. - "Legal Proceedings" in the Quarterly Reports of USAir Group and USAir on Form 10-Q for the quarter ended March 31, 1994.


    Item 4.  Submission of Matters to a Vote of Security Holders

     USAir Group's annual meeting of stockholders was held on July 27, 1994. Proxies for the meeting were solicited by USAir
Group pursuant to Regulation 14 under the Securities Exchange Act of 1934.

     All of management's nominees for the election to the Board of Directors as listed in USAir Group's Proxy Statement for the meeting were elected without solicitation in opposition. In addition, the holders of voting securities also voted on the following proposals with the following results:

1. Management's proposal regarding ratification of the selection of auditors of the Company for fiscal year 1994.

     For  76,642,502     Against     482,087     Abstain   312,472
     Broker Non-Votes    None

2. Management's proposal regarding reversion of certain shares of common stock of the Company which are authorized and reserved for issuance under certain employee benefit plans to autho-rized, unissued and unreserved common stock.

     For  75,512,094     Against   1,440,116     Abstain   484,851
     Broker Non-Votes    None
                                 19

3. Stockholder proposal relating to "Term Limitation" on direc-tors.

     For  3,388,219      Against   58,870,705    Abstain   492,118
     Broker Non-Votes    14,686,269

4.   Stockholder proposal concerning confidential voting.

     For 19,782,572      Against   42,485,909    Abstain   482,561
     Broker Non-Votes    14,686,269

5. Stockholder proposal relating to airfare discounts for certain stockholders.

     For  2,418,458      Against   59,557,461    Abstain   775,132
     Broker Non-Votes    14,686,269


Item 5. Other Information

     On May 17, 1994, the NMB tabulated the results of an election among the class or craft of approximately 7,700 USAir fleet service employees. In the election, none of the three unions that sought to represent this class or craft received a majority of the vote; however, a majority of the eligible employees cast ballots in favor of union representation. Accordingly, the NMB ordered a runoff election to determine which of the IAM or the United Steelworkers Union (the "USWA"), the two unions that received the most votes, would represent this class or craft. The NMB mailed ballots for the runoff election on June 17, 1994 and tabulated the ballots on July 20, 1994. The IAM won the runoff election and on July 22, 1994 the NMB certified the IAM to represent the fleet service class or craft. The IAM already represents approximately 8,600 USAir mechanics and related employees. Under the Railway Labor Act, which governs labor relations in the airline industry, USAir is obligated to negotiate a collective bargaining agreement with the IAM governing the terms and conditions of employment for the fleet service employees. This obligation does not require USAir to agree to any particular term or condition sought by the IAM. See Part
II. Item 1. - "Legal Proceedings."

     On May 20, 1994, USAir announced plans to subcontract air freight and mail operations at 35 cities which will affect approximately 600 of the fleet service employees. The USWA and several individual employees subsequently sought an injunction in a U.S. district court against the implementation of those plans.
On July 14, 1994, the court denied the plaintiffs request for a preliminary injunction based on its finding that the plaintiffs did not have legal standing to represent USAir employees and had failed to demonstrate that they will suffer irreparable harm as a result of the subcontracting.

     On June 3, 1994, the NMB ordered an election among USAir's passenger service employees, a class or craft of approximately 10,000 workers consisting of USAir's customer service and reserva-tions employees, to determine whether the USWA or other union will
                                 20
represent these employees. Under NMB procedures, employees may write-in votes for other representatives, and the IAM is conducting a write-in campaign. The NMB mailed ballots to eligible passenger service employees on July 19, 1994 and will tabulate the ballots on August 18, 1994. USAir cannot predict if a majority of the passenger service employees will vote in favor of representation and if, as a result, the USWA or other union will represent this group. If the NMB certifies the USWA or other union, then (i) USAir will be subject to the obligation, described above, to reach a collective bargaining agreement with the USWA or other union for the passenger service group and (ii) substantially all of USAir's non-management employees would be represented by unions. In addition, unionization of the fleet service and passenger service employees may complicate the process of obtaining reductions in USAir's labor costs that is discussed under Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In August 1994, USAir and two of its affiliates, Pennsylvania Commuter Airlines, Inc. ("Allegheny") and USAir Leasing and Services, Inc., sold to Mesa Airlines ("Mesa") the Beechcraft 1900 and Short 360 commuter operations currently flown by Allegheny, certain spare parts, station and ground equipment and a maintenance facility in Reading, Pennsylvania. The transaction will result in the divestiture of 22 aircraft by Allegheny by the end of 1994. USAir does not expect connecting traffic to be materially affected because connecting feed currently provided by Allegheny will be provided by Mesa or other USAir Express carriers.

          Item 6.   Exhibits and Reports on Form 8-K

A.   Exhibits

Designation

     11   Computation of Primary and Fully Diluted Earnings Per
          Share for the three months and six months ended June 30, 1994 and 1993 for USAir Group, Inc.

     99 Airline Operating Statistics for the three months and six months ended June 30, 1994 and 1993 for USAir, Inc.

B.   Reports on Form 8-K

          None
                                 21

                            SIGNATURE



     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        USAir Group, Inc.
                                         (Registrant)



Date:  August 12, 1994          By:    /s/ Ann Greer-Rector
                                    ---------------------------
                                         Ann Greer-Rector
                                    Vice President & Controller
                                   (Principal Accounting Officer)

                            SIGNATURE



     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USAir, Inc.
                                         (Registrant)



Date:  August 12, 1994          By:    /s/ Ann Greer-Rector
                                    ---------------------------
                                         Ann Greer-Rector
                                    Vice President & Controller
                                   (Principal Accounting Officer)
                                 23