Form 10-K405
period 1994-12-31
USAIR GROUP INC; USAIR INC /NEW/
filed 1995-04-13
CIK 701345, 714560

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549


                            FORM 10-K


                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                   SECURITY EXCHANGE ACT OF 1934

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 31, 1994

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
         Yes        x                     No
              -------------                  -------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the regis-trants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock of USAir Group, Inc. held by non-affiliates on February 28, 1995 was approximately $603,239,000. On February 28, 1995, there were outstanding approximately 61,856,000 shares of Common Stock of USAir Group,
Inc. and 1,000 shares of Common Stock of USAir, Inc.

     The registrant USAir, Inc. meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

                         USAir Group, Inc.
                               and
                           USAir, Inc.
                           Form  10-K
                   Year Ended December 31, 1994

                        TABLE OF CONTENTS


Part I                                                       Page

   Item 1.    Business                                         1

      Agreement in Principle with Pilots' Union                2
      Significant Impact of Low Cost, Low Fare Competition     3
      Industry Restructuring                                   6
      General Industry Conditions                              8
      British Airways Announcement Regarding Additional
         Investment in the Company                            10
      Deferral of Dividends                                   10
      Rating Agencies Downgrade of the Company's and
         USAir's Securities                                   11
      Major Airline Operations                                11
      Regional Airline Operations                             20
      USAM Corp.                                              22
      Employees                                               22
      Jet Fuel                                                27
      Insurance                                               28
      Regulation                                              28
      British Airways Investment Agreement                    34

   Item 2.     Properties                                     43

      Flight Equipment                                        43
      Ground Facilities                                       44

   Item 3.     Legal Proceedings                              47

   Item 4.     Submission of Matters to a Vote
                  of Security Holders                         50

Part II

   Item 5A.    Market for USAir Group's Common Equity
                  and Related Stockholder Matters             51

   Item 5B.    Market for USAir's Common Equity and
                  Related Stockholder Matters                 52

   Item 6.     Selected Financial Data                        53

                        TABLE OF CONTENTS
                           (Continued)




Part II (Continued)                                          Page

   Item 7.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                54

   Item 8A.    Financial Statements and Supplementary
                  Information - USAir Group, Inc.              76

   Item 8B.    Financial Statements and Supplementary
                  Information - USAir, Inc.                   116

   Item 9.     Changes In and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                        144

Part III

   Item 10.    Directors and Executive Officers of
                  USAir Group, Inc.                           144

   Item 11.    Executive Compensation                         152

   Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                       169

   Item 13.    Certain Relationships and Related
                  Transactions                                173

Part IV

   Item 14.    Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                     174
               Financial Statements - USAir Group, Inc.       174
               Financial Statements - USAir, Inc.             174
               Financial Statement Schedules                  174
               Reports on Form 8-K                            175
               Exhibits                                       175

Signatures

              USAir Group, Inc.                               180
              USAir, Inc.                                     183

                              Part I
Item 1.   Business

     USAir Group, Inc. ("USAir Group" or the "Company") is a corporation organized under the laws of the State of Delaware. The Company's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 418-5306). USAir Group's primary business activity is ownership of all the common stock of USAir, Inc. ("USAir"), Allegheny Airlines, Inc. (which was formerly Pennsylvania Commuter Airlines, Inc.) ("Allegheny"), Piedmont Airlines, Inc. ("Piedmont") (formerly Henson Aviation, Inc.), Jetstream International Airlines, Inc. ("Jetstream"), USAir Fuel Corporation ("USAir Fuel"), USAir Leasing and Services, Inc. ("USAir Leasing and Services") and Material Services Company, Inc. In May 1987, the Company acquired Pacific Southwest Airlines, which merged into USAir on April 9, 1988. In November 1987, the Company completed its acquisition of Piedmont Aviation, Inc., which merged into USAir on August 5, 1989. On July 15, 1992, the Company sold three wholly-owned subsidiaries, Piedmont Aviation Services, Inc., Air Service, Inc. and Aviation Supply Corporation. The former subsidiaries were engaged in fixed base operations and the sale and repair of aircraft and aircraft components. During the third quarter of 1992, the Company merged one wholly-owned subsidiary, Allegheny Commuter Airlines, Inc., into another, Pennsylvania Commuter Airlines, Inc. (now Allegheny Airlines, Inc.).

     USAir, a certificated air carrier engaged primarily in the business of transporting passengers, property and mail, is the Company's principal operating subsidiary, accounting for approxi-mately 93% of USAir Group's operating revenues in 1994. USAir is one of nine passenger carriers classified as "major" airlines (those with annual revenues greater than $1 billion) by the U.S. Department of Transportation ("DOT"). USAir enplaned more than
59.8 million passengers in 1994, and is the sixth largest United States air carrier ranked by revenue passenger miles ("RPMs") flown.

     At January 4, 1995, USAir provided regularly scheduled jet service through 119 airports to more than 152 cities in the continental United States, Canada, the Bahamas, Bermuda, the Cayman Islands, Jamaica, Puerto Rico, Germany, France, Mexico and the Virgin Islands. USAir ceased scheduled service to the United Kingdom in January 1994. See "British Airways Investment Agree-ment" below. USAir's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 418-7000), and its primary connecting hubs are located at the Pittsburgh, Charlotte/Douglas, Philadelphia and Baltimore/Washington Interna-tional ("BWI") Airports. As discussed below in "Significant Impact of Low Cost, Low Fare Competition," a substantial portion of USAir's RPMs is flown within or to and from the eastern United States.

     USAir Group and USAir have incurred substantial operating and net losses since 1989. As discussed in greater detail below, USAir is actively seeking to reduce its annual operating costs by $1 billion through a combination of labor and other cost reductions.

USAir began negotiating with the unions representing certain of its employees in March 1994. As described below in "Agreement in Principle with Pilots Union," USAir signed an agreement in principle on March 29, 1995 with the negotiating committee of the Air Line Pilots Association ("ALPA") Master Executive Council for substantial concessions. ALPA represents USAir's pilots and the Master Executive Council is ALPA's governing body. This agreement in principle is subject to many significant conditions, as described below. It is uncertain whether USAir will be successful in reaching agreements with its other unions and whether or when any transactions with any of the unions will be consummated. As discussed below in "Major Airline Operations," in March 1995, USAir announced that it would cut capacity throughout its system by five percent by July 1995 as part of its efforts to forge a profitable airline built on the strengths of its hubs and other major east coast urban centers. In addition, the Company is evaluating and considering the risks associated with various strategic options, including further downsizing.

     The Company ended the first quarter of 1995 with approximately $400 million in cash and short-term investments, substantially higher than previously expected primarily due to the timing of certain working capital activity. However, market, economic and other factors discussed below could adversely affect the Company's future liquidity position. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Agreement in Principle with Pilots' Union

     On March 29, 1995, USAir and the negotiating committee of the ALPA Master Executive Council signed an agreement in principle on wage and other concessions in exchange for financial returns and governance participation for USAir's organized labor groups and other employees. The agreement in principle is subject to many significant conditions, including, without limitation, approval by the USAir pilot Master Executive Council, ratification by the pilots, negotiation and ratification of acceptable agreements between USAir and its three other organized labor groups, either the restructuring of the terms of USAir Group's publicly held $437.50 Series B Cumulative Convertible Preferred Stock, without par value (the "Series B Preferred Stock"), or the continued deferral of dividends on this stock, approval of the boards of directors of the Company and USAir and of the shareholders of the Company and the execution of definitive documentation.

     The board of directors of USAir Group (the "Board") held a special meeting on April 5, 1995 to review the agreement in principle with ALPA. It did not take any action with respect to the proposed agreement. The Company plans to hold one or more additional special Board meetings to consider developments in USAir's ongoing negotiations with its unions and to analyze and consider further the agreement in principle or any other agreement reached with ALPA and any other agreements that may be reached with USAir's other labor unions. Various parties who would be affected by the agreement in principle have expressed their unwillingness to accept, or reservations about, certain terms of the tentative agreement currently under discussion. Negotiations with respect to this agreement are continuing. In addition, USAir continues to negotiate with representatives of its other unions, but it is uncertain whether any agreements will be reached.

     No assurance can be given whether or when any transactions with any of the unions will be consummated or what the terms of any such transactions might be. If a transaction with one or more unions is consummated, it would affect materially the disclosure contained herein. The terms of any proposed transaction would be described in a proxy statement to the Company's stockholders.

Significant Impact of Low Cost, Low Fare Competition

     Most of USAir's operations are in competitive markets. USAir and its regional affiliates experience competition in varying degrees with other air carriers and with all forms of surface transportation. USAir competes with at least one major airline on most of its routes between major cities. Vigorous price competi-tion exists in the airline industry, and competitors have frequent-ly offered sharply reduced discount fares in many of these markets. Airlines use discount fares and other promotions to stimulate traffic during normally slack travel periods, to generate cash flow and to increase relative market share in selected markets.
Discount and promotional fares are often subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and refund penalties. USAir has often elected to match those discount or promotional fares. To the extent that low fares continue and their depressive effect on revenues is not offset by stimulation of additional traffic or by reduced costs, USAir's and the Company's earnings and liquidity will continue to be materially and adversely affected.

     The dramatic expansion of low fare competitive service in many of USAir's markets in the eastern U.S. during 1994 and USAir's competitive response of reducing its fares up to 70% in certain affected primary and secondary markets in order to preserve its market share contributed to greater losses in 1994 than in 1993. The growth of the operations of low cost, low fare carriers in USAir's markets in the eastern U.S. continues to represent an intense competitive challenge for USAir, which has higher operating costs than its competitors. USAir believes that it must reduce its operating costs substantially if it is to survive in this low fare competitive environment.

     In September 1993, Southwest Airlines, Inc. ("Southwest"), a low cost, low fare, "no frills" air carrier which had not previous-ly provided service to or in the eastern U.S., inaugurated service to Chicago and Cleveland from BWI at fares substantially below those previously offered by USAir and other airlines in the same markets. BWI is one of USAir's hub airports. USAir responded by matching most of Southwest's fares and increasing the frequency of service in related markets. In late spring and early summer 1994,

Southwest expanded service between BWI and Chicago and initiated its low fare service between BWI and St. Louis and between BWI and Birmingham, Alabama and Louisville, Kentucky. In response, USAir matched most of Southwest's reduced prices where significant traffic diversion was expected.

     USAir believes that Southwest and other low cost carriers with a significant cost advantage over USAir likely will expand their operations to additional markets. For example, in December 1993, Southwest completed its acquisition of Morris Air, a regional air carrier with operations concentrated in the western U.S. This acquisition will enable Southwest to divert resources to expand its operations in the eastern U.S. Furthermore, in June 1994, Southwest entered into a long-term agreement for the use of four additional gates at BWI, where it currently operates from two gates. Southwest will likely commence its use of those gates in the third quarter of 1995. In addition, Southwest has reportedly ordered approximately 25 airplanes scheduled for delivery in 1995. Southwest could deploy those aircraft in markets served by USAir. Finally, as discussed below, Southwest recently reached an agreement with its pilots that provides for no wage increases for five years. USAir views Southwest, which has one of the lowest cost structures in the industry, as a serious competitive threat. Any escalation by Southwest of low fare competition in USAir's markets could have a material and adverse effect on USAir's revenues, cash flow and liquidity.

     In October 1993, Continental Airlines ("Continental"), which had reorganized under bankruptcy proceedings earlier in 1993, inaugurated low fare service on certain routes in the eastern U.S. USAir is a competitor in most of the markets served by these routes. Continental's operating costs are substantially lower than those of USAir. Under its new program, Continental linked certain cities independently of its hubs while continuing to provide many of the same services that are available on its hub flights, including advance seat assignment, frequent traveler mileage credits and interline connections. At that time, USAir made a measured response by matching most of the low fares offered by Continental where the carriers were directly competitive.

     During 1994, Continental increased its competitive threat by substantially expanding the low fare program in additional markets also served by USAir. In February 1994, to avoid a loss of market share in the eastern U.S., USAir began to substantially lower its fares in primary and secondary markets affected by the expansion of Continental's low cost, low fare service branded "Continental Lite." In late June 1994, Continental again expanded its service in the eastern U.S. after reducing its Denver, Colorado operation. By July 1994, markets from which USAir had historically generated approximately 40% of its passenger revenue had the reduced fares in place, reflecting fare reductions in certain markets of up to 70% from previous levels. In September 1994, Continental escalated competition by further reducing service at its Denver hub and establishing a flight crew base at Greensboro, North Carolina. These measures enabled Continental to expand further its high frequency, low fare service described above in additional short-haul markets served by USAir. By late 1994, USAir competed with Continental in primary and secondary markets from which USAir then generated approximately 46% of its passenger revenue. Continental could continue to redeploy its assets and offer other low fare service in additional markets served by USAir, although, as discussed below, Continental has recently begun to reduce its
Continental Lite service.   See "Industry Restructuring."

     In addition, other low cost carriers may enter other USAir markets. For example, America West Airlines ("America West") commenced service in April 1994 between Columbus, Ohio, where it operates a hub, and Philadelphia, where USAir has a hub operation. Other carriers, including some of the larger carriers, have also developed or indicated their intent to develop similar low fare short-haul service, such as United Air Lines' ("United") low cost, low fare operation in the western United States discussed below. New low cost airlines, including but not limited to ValuJet Airlines ("ValuJet"), Carnival Air Lines, Inc. ("Carnival"), Kiwi International Air Lines, Inc. ("Kiwi"), Air South, Inc. ("Air South"), Eastwind Airlines ("Eastwind") and Nations Air Express ("Nations Air") have initiated or announced plans to initiate service in some of USAir's markets. Nations Air initiated service between Philadelphia and both Boston and Pittsburgh in March 1995 at fares substantially below those previously offered by USAir in those markets. USAir immediately matched the fares offered by Nations Air. Eastwind has indicated its intention to fly initially from Trenton, New Jersey to Boston and thereafter possibly to add service to Washington, D.C., Pittsburgh, Chicago and Florida.

     By the end of February 1995, fare levels within the primary and secondary Continental Lite market network had increased from their dramatically lower levels in 1994. However, USAir, which suffered a 9.6% decline in yield (passenger revenue per RPM) in 1994 from 1993, does not expect yields to return to their mid-1993 levels. While USAir believes it has benefitted from some of Continental's and other airlines' schedule reductions discussed below in "Industry Restructuring," these carriers continue to represent competitive threats to USAir. USAir does not believe that there has been a change in the public demand for generally lower air fares. Regardless of recent capacity and fare changes in the east coast markets, improved financial performance at USAir will depend largely on whether its efforts to cut costs, as described below, are successful.

     Factors beyond the Company's control, such as a downturn in the economy, a dramatic increase in fuel prices or intensified industry fare wars, could have a material adverse effect on the Company's and USAir's prospects, liquidity and financial condition. Because the Company and USAir are highly leveraged and currently do not have access to bank credit and receivables facilities which had supplied a substantial portion of their liquidity, or to public debt and equity markets because of their financial condition and current financial outlook, they are more vulnerable to these factors than are financially stronger competitors. In addition, despite the fact that a recent independent audit concluded that USAir is being operated safely and in compliance with regulations of the Federal Aviation Administration (the "FAA"), due to the two aircraft accidents involving USAir in 1994 and the negative publicity associated with these accidents, USAir may be particu-larly susceptible to adverse passenger reactions should any other aircraft accident or incident involving USAir occur in the future. See "Major Airline Operations" for a discussion of the safety audit and the Company's other recent safety initiatives. USAir is currently engaged in discussions to arrange a replacement receiv-ables facility. There can be no assurance that USAir will be successful in reaching a new agreement to sell its receivables.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Industry Restructuring

     Major carriers that compete with USAir have implemented, or are in the process of implementing, measures to reduce their operating costs. For example, United has substantially reduced its personnel costs as part of a recapitalization transaction completed in July 1994. The resulting lower operating costs will give United a competitive advantage over carriers with higher costs. United initiated its low cost, low fare operation in the western U.S. in October 1994. As described below under "Major Airline Operations," USAir reduced its service between San Francisco and Los Angeles in November 1994 and plans to close its crew base in San Francisco in the first half of 1995. United could initiate additional low cost, low fare service in other markets served by USAir. Delta Air Lines, Inc. ("Delta") is currently engaged in a restructuring initiative announced in April 1994 that is intended to reduce substantially its operating costs through measures which include the elimination of up to 15,000 positions, or approximately 20% of its work force. Delta is currently in discussions with certain of its employees regarding concessions. American Airlines ("Ameri-can") has announced a restructuring of its non-union workforce and that it is seeking $750 million in concessions and productivity gains from its unionized workers. Trans World Airlines, Inc. ("TWA") has negotiated productivity improvements with its unionized employees and has proposed a restructuring transaction in which, among other things, certain creditors would swap debt for equity. As discussed below, Continental announced plans in January 1995 to eliminate up to 4,000 jobs. In January 1995, Southwest announced that its pilots had ratified a 10-year labor contract that provides for no wage increases in the first five years, providing for grants of stock options to the pilots instead. USAir expects that the implementation of this labor contract will further enhance Southwest's low cost advantage over USAir and other carriers. The announcements by Delta, American, TWA, Continental and Southwest illustrate the trend among the major U.S. airlines to restructure in order to reduce their operating costs and enable them to compete in a low fare environment. See "Major Airline Operations" below for a discussion of USAir's cost reduction initiatives.

     In its negotiations with its unions, USAir has offered an ownership stake in the Company. There are recent examples of companies in the airline industry which have obtained employee concessions in agreements also resulting in the recapitalization of the companies, including employee ownership stakes and employee participation in corporate governance. Most recently, in July 1994, UAL Corporation, parent of United, consummated a recapital-ization which resulted in majority ownership and board membership for certain employee groups in exchange for concessions. In other cases, airlines have filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, and some airlines have ceased operation altogether when their operating costs remained excessive in relation to their revenues, and their liquidity became insufficient to sustain their operations.

     In early 1995, various carriers announced planned cutbacks in service in the eastern U.S. The "intra-east coast" area represents 67% of USAir's departures and slightly greater than half of its seat capacity. In March 1995, USAir announced that it will cut capacity throughout its system by five percent by July 1995. See "Major Airline Operations." In January 1995, Continental announced plans to reduce capacity by at least 10% and to eliminate 4,000 jobs nationwide as part of an effort to eliminate unprofitable routes. Continental began cutting many of its Continental Lite flights and stated that it intends to reduce Continental Lite capacity by 40% by late summer 1995. Continental also announced plans to delay or reschedule deliveries of jets from The Boeing Company ("Boeing"). American has reduced its operations at Raleigh/Durham ("RDU"). In January 1995, American and Chicago-based Midway Airlines ("Midway") announced that American agreed to lease seven airport gates at RDU to Midway. Midway stated that it plans to move its operations headquarters to RDU and to operate at least 60 flights from there by the end of the year. Northwest Airlines, Inc. ("Northwest") has significantly reduced its activi-ties in Washington, D.C. and Boston. By May 1995, TWA's daily departures in the intra-east coast area will have decreased by almost 75% from their peak in March 1994. United, which drastical-ly cut the number of its daily departures in the intra-east coast area from January 1993 to May 1994, has announced plans for further reductions of almost 40% by May 1995. The result of these cutbacks is that the older, established carriers will have decreased service in the area by approximately 14% from May 1994 to May 1995. However, several smaller carriers, including but not limited to ValuJet, Carnival, Kiwi, Air South, Eastwind and Nations Air, have increased the number of departures in this region during the same time period or have announced plans to introduce or increase service in this region.

     In April 1994, Delta and Virgin Atlantic Airways ("Virgin Atlantic") announced that they had reached a code share marketing agreement that would enable Delta to feed traffic to Virgin Atlantic for travel between the U.S. and Heathrow Airport in London. This arrangement was approved by the U.K. government in 1994 and by the DOT in February 1995. The Company believes that the Delta/Virgin Atlantic arrangement will compete with the code
                              7
share service discussed below in "British Airways Investment Agreement - Code Sharing" offered by USAir and British Airways Plc ("BA") between certain U.S. cities and London. United and Lufthansa German Airlines ("Lufthansa") have implemented a code share arrangement which includes transatlantic service from certain U.S. cities to Europe and beyond. United and Lufthansa implemented the first phase of their service in June 1994. The resulting impact of these code share arrangements on the Company's results of operations and financial condition cannot be predicted at this time, but is not expected to be material.

     In February 1995, several major carriers, including Delta, American, Northwest, United, TWA and USAir, imposed limits on the commissions they pay travel agents for domestic air fares. Formerly, most major airlines paid a fixed commission of approxi-mately 10% on the price of a ticket for the distribution of all domestic tickets. The new cap limits commission payments to $50 for a round-trip domestic ticket with a base fare above $500 and $25 for a one-way domestic ticket with a base fare above $250. The new limits on commissions are designed to reduce one of airlines' largest expenses. USAir believes that it will experience cost savings through its implementation of a limit on the commissions it pays travel agents for domestic air fares. As a result of the new limits on commissions, some travel agents have announced plans to charge some customers a fee for writing tickets. Other travel agents have filed lawsuits against the airlines that imposed commission caps, including USAir, claiming that the airlines violated antitrust laws. See Item 3. "Legal Proceedings."

     Various U.S. carriers have begun to implement electronic ticketing or "paperless travel" in an attempt to cut their
operating costs and to increase travelers' convenience.   Elec-
tronic ticketing eliminates the need to issue a paper ticket to the passenger. USAir is evaluating electronic ticketing alternatives and hopes to offer this product later in 1995. Electronic ticketing is expected to reduce airline distribution costs, but at this early stage in the evolution of electronic ticketing, the magnitude and extent of distribution cost savings cannot be predicted. Some airlines, including USAir, are also exploring the use of self-ticketing machines in airports, which could also eventually reduce distribution costs.

General Industry Conditions

     Demand for air transportation historically has tended to mirror general economic conditions. During the most recent economic recession in the United States, the change in industry capacity failed to mirror the reduction in demand for domestic air transportation due primarily to continued delivery of new aircraft and, secondarily, to the operation of certain major U.S. carriers under the protection of Chapter 11 of the Bankruptcy Code for extended periods. While industry capacity has leveled off and the general economy has improved, the Company expects that the airline industry will remain extremely competitive for the foreseeable future, primarily due to the dramatic change which has occurred in
                              8
industry pricing and which has resulted in generally lower fares. See "Significant Impact of Low Cost, Low Fare Competition" above. In 1994, the U.S. airline industry had its best year since the recession began in July 1990, with several airlines posting profits, although the major carriers continue to be burdened with large amounts of debt. However, unlike the results of some of its competitors, the Company's results did not improve in 1994. The Company believes that for the foreseeable future the demand for higher yield "business fares" will remain essentially flat and relatively inelastic while the lower yield "leisure" market will continue to grow with the general economy. This trend will make it more difficult for the domestic airlines, including USAir, to sustain meaningful yield increases in the future. Therefore, the Company believes it must reduce its cost structure substantially in order to survive.

     Historically, the Company's airline operations have been subject to seasonal variations in demand. First quarter results have often been adversely affected by winter weather and, with certain exceptions, reduced travel demand. Typically, the industry's performance has been the best in the third quarter, while the Company's results have been the best in the second quarter. The restructuring of USAir's route system in recent years to emphasize its strengths in the northeastern U.S. and to capitalize in the first, second and fourth quarters on passenger traffic to Florida may result in changes in historic seasonality.

     Of the eleven airlines classified as "major" carriers by the DOT in January 1991, two have ceased operations and three filed for bankruptcy protection, reorganized and emerged from bankruptcy in 1993 and 1994. Airlines operating under Chapter 11 often engage in discount pricing to generate the cash flow necessary for their survival. In addition, when these airlines emerge from bankruptcy they may have substantially reduced their debt and lease obliga-tions and other operating costs, as was the case when Continental, TWA and America West emerged. These reduced costs may permit the reorganized carriers to enter new markets and offer discount fares, which may be intended to generate cash flow, preserve and enhance market share and rehabilitate the carriers' image in the market-place. Since its reorganization, Continental has entered many of USAir's markets in the eastern U.S. and offered fares that were substantially lower than those that were previously available, although it has recently begun to reduce its Continental Lite service. See "Significant Impact of Low Cost, Low Fare Competi-tion" and "Industry Restructuring" above. The availability of the assets of bankrupt carriers enabled certain financially stronger participants in the market, including, to a lesser extent, USAir, to purchase routes, aircraft, takeoff and landing slots and other assets. While capacity has been removed in certain domestic markets, these bankruptcies and failures and the substantial debt burden of many carriers illustrate the difficulties that the airline industry continues to face today.
                              9

British Airways Announcement Regarding Additional Investment in the
Company

     As described in greater detail in "British Airways Investment Agreement" below, on January 21, 1993, the Company and BA entered into an Investment Agreement (as subsequently amended, the "Investment Agreement"). Pursuant to the Investment Agreement, BA has to date invested approximately $400 million in certain preferred stock of the Company. The Company has deferred quarterly dividend payments on all outstanding series of preferred stock beginning with payments due September 30, 1994. Further, as of December 31, 1994, the Company was unable to pay dividends on any outstanding shares of its common stock, par value $1.00 per share ("Common Stock") or preferred stock due to limitations under Delaware law. See "Deferral of Dividends" below and Item 8A. Note 8(a) to the Company's consolidated financial statements. The Company benefitted from the additional equity provided by BA and also from the resulting enhancement of the Company's image in the marketplace and in the investment community. However, on March 7, 1994, BA announced that because of the Company's continued substantial losses it would make no additional investments in the Company until the outcome of the Company's efforts to reduce its costs is known. See "Significant Impact of Low Cost, Low Fare Competition" above and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." At the same time, BA indicated it would continue to cooperate with USAir on the code sharing arrangements discussed below.

Deferral of Dividends

     Because of the Company's poor financial results, on Septem-ber 29, 1994, the Company announced that it was deferring the quarterly dividend payment due September 30, 1994 on the 358,000 shares of the Company's 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock is owned by affiliates of Berkshire Hathaway Inc. On March 13, 1995, Berkshire Hathaway Inc. announced that it had recorded a pre-tax charge of $268.5 million to recognize a decline in the value of its investment in the Series A Preferred Stock that had an original cost of $358 million.

     The Company has also deferred quarterly dividend payments on all its other outstanding series of preferred stock, including the Series F Cumulative Convertible Senior Preferred Stock, without par value (the "Series F Preferred Stock"), and Series T Cumulative Convertible Exchangeable Senior Preferred Stock, without par value (the "Series T Preferred Stock"), both of which are owned by BA, as well as on the publicly held Series B Preferred Stock. For a description of the effects of the deferral of dividends, see Item 8A. Note 8 to the Company's consolidated financial statements.

     The Company, organized under the laws of the State of Delaware, is subject to statutory restrictions on the payment of dividends according to capital surplus requirements of Delaware
                              10
law. At December 31, 1994, the Company's capital surplus was exhausted and therefore, under Delaware law, the Company is legally restricted from paying dividends on all outstanding common and preferred stock issuances. See Item 5A. "Market for USAir Group's Common Equity and Related Stockholder Matters." The Company has not paid a dividend on its Common Stock since the second quarter of 1990. Even if the Company is successful in restructuring its costs, there can be no assurance when or if preferred dividend payments will resume.

Rating Agencies' Downgrade of the Company's and USAir's Securities

     The Company's and USAir's debt and equity securities are presently rated below investment grade by Standard and Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's"). In February 1994, as a result of USAir's low fare initiative in certain markets and its high cost structure, S&P and Moody's placed the securities of the Company and USAir on watch with negative implications. On March 24, 1994, S&P downgraded the Company's and USAir's securities. On September 29, 1994, following the Company's announcement that it had deferred payment of preferred dividends, Moody's and S&P further downgraded their ratings of the Company's and USAir's securities. S&P continues to keep the securities of the Company and USAir on watch with negative implications. The ratings of the Company's and USAir's debt and equity securities make it more difficult for the Company and USAir to effect additional financing. On January 19, 1995, Moody's announced that it is revising its ratings practice on airline equipment trust and pass through obligations and would consider assigning higher ratings to certain of these securities. At the same time Moody's placed under review all existing airline equipment trust certificates and pass through obligations (includ-ing those of USAir) for possible upgrade. At this time, USAir does not believe that an upgrade by Moody's would have any material positive or negative effect on its ability to effect additional financings. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Major Airline Operations

     As discussed above, USAir is the Company's principal operating subsidiary, accounting for approximately 93% of USAir Group's operating revenues in 1994. USAir Group and USAir have incurred substantial losses since 1989.

     Yields at USAir started to erode in the fourth quarter of 1993 and declined versus the comparable quarter of 1992 due to the proliferation of discount and promotional fares which were designed to stimulate passenger traffic. Yields were even weaker in 1994 due primarily to USAir's action to reduce fares to remain competi-tive with low cost, low fare carriers in many of USAir's markets in the eastern U.S. During 1993, systemwide traffic was relatively weak. In 1994, USAir's traffic was stronger than in 1993, although the Company estimates that USAir's two aircraft accidents during
                              11
the third quarter of 1994 resulted in reduced passenger traffic that produced a revenue shortfall of approximately $150 million for the year. By early 1995, traffic at USAir had recovered from the effects of the accidents and approached a level normally associated with USAir's capacity in the marketplace.

     USAir implemented several operational changes during 1991 through 1994 in efforts to return to profitability, as discussed in detail below, and it has announced plans for additional changes in 1995.

     In March 1995, USAir disclosed plans to cut capacity through-out its system by five percent as part of its efforts to return to profitability. It intends to emphasize the strengths of its hubs in Pittsburgh, Charlotte, Philadelphia and Baltimore, as well as other major east coast urban centers. USAir expects that this downsizing will produce over $100 million in annual financial benefits. As a result of USAir's new capacity plan, by July 1995, point-to-point flights will comprise less than 10% of the USAir system. Approximately 240 flights will be eliminated and about 70 flights will be added. The additional service will include flights to Frankfurt from Philadelphia and Boston, as discussed below, and more flights to the west coast from Charlotte. USAir plans to use regional aircraft in markets where passenger loads have been consistently too low to sustain continued jet service. See "Regional Airline Operations." These changes will be phased in during April, May and June.

     USAir, whose operating costs are the highest among the major U.S. airlines, is actively pursuing several initiatives in an effort to enhance revenues and to reduce its costs significantly in order to survive in the current low fare competitive environment. The Company's goal is to achieve a pre-tax margin of 3.0% in the next one to two years and a 7.5% pre-tax margin longer term. USAir implemented certain revenue enhancement and cost reduction programs in 1994 and expects to continue and expand these programs and initiate others in 1995, as discussed below. The Company believes that it must reduce USAir's annual operating expenses by approxi-mately $1 billion in order to achieve its margin goals.

     The Company is seeking to realize half, or approximately $500 million, of the $1 billion of annual savings through reductions in personnel costs, which are the largest single component of USAir's operating costs (approximately 39%). USAir is engaged in discus-sions with the leadership of its unionized employees regarding the $500 million annual savings in personnel costs it desires to achieve through wage and benefit reductions, improved productivity and other cost savings. In August 1994, USAir received a proposal regarding cost savings from ALPA, which represents USAir's pilot employees, and shortly thereafter the Company announced that the terms of ALPA's proposal were largely unacceptable. Although discussions between the Company and ALPA continued, ALPA ceased negotiations in early October following USAir's announcement of its plan, described below, to dispose of its Boeing 767 fleet and certain other aircraft. On October 25, 1994, Gerald L. Baliles,
                              12
former Governor of Virginia, was appointed by Secretary of Transportation Federico Pena as facilitator in the negotiations. Former Governor Baliles also served in 1993 as chairman of the National Commission to Ensure a Strong Competitive Airline Industry. Discussions with the facilitator began on October 28, 1994. On February 6, 1995, USAir received a proposal from ALPA, the International Association of Machinists ("IAM") and the Transport Workers Union (the "TWU"). On February 22, 1995, the Company responded with a counterproposal to these unions. On
March 29, 1995, USAir reached an agreement in principle with ALPA. The agreement in principle is subject to many significant condi-tions. See "Agreement in Principle with Pilots' Union" above. USAir is continuing to negotiate with the labor unions representing certain of its other employees. The timing and outcome of USAir's discussions with its other labor unions are uncertain. No assurance can be given whether or when any transactions with any of the unions will be consummated or what the terms of any such transactions might be. Even if the savings described above are achieved, it remains uncertain whether they will be adequate in light of the Company's financial condition and competitive position. As a result of these uncertainties, several key management personnel have recently left USAir, and more may follow unless the Company's financial outlook improves.

     The Company plans to achieve the majority of the remaining
$500 million in annual cost savings through a combination of organizational and structural changes, reengineering and other initiatives including:

  *  centralization of its purchasing functions;

  * customer service realignment, including the transfer of commuter handling to USAir Express operators;

  * improvements in operations performance to increase crew productivity;

  *  cargo, catering and communications outsourcing;

  *  maintenance operations organizational changes;

  * a reengineering of its maintenance operations, reservations, information services and operations research area; and

  * rationalization of its jet fleet which will include the elimination of certain fleet types, as described below.

     Certain of the above initiatives are part of the Company's
"Management Action Plan." The Company expects to achieve at least $250 million to $300 million of these savings in 1995. There can be no assurance that these savings will be fully realized.
                              13

     In addition to the above cost-cutting initiatives, the Company is focusing on other significant Management Action Plan items designed to enhance revenues or further reduce costs. These include:

  *  "quick turn" service (discussed below);

  * a new inventory management system that allows USAir to better allocate seats within various fare levels to produce a traffic mix that maximizes revenues;

  * synergies through the BA alliance (code sharing, frequent flyer programs and joint sales promotions, ground handling and purchasing); and

  *  a premium "Business Select" service (discussed below).

     In February 1994, USAir inaugurated its quick turn, point-to-point service mentioned above in 18 city-pair markets using 22 aircraft in a move intended to increase the utilization of its existing aircraft, facilities and personnel and thereby reduce its unit costs on those flights. The trial program consisting of 22 aircraft was shown to produce the desired results and in July 1994, USAir expanded the quick turn service to approximately 165 markets using approximately 100 aircraft. Currently, USAir is using quick turn as an operating standard system-wide to increase aircraft utilization and to improve schedules wherever expedient. Although the expanded quick turn program is producing the intended results with regard to aircraft utilization, there can be no assurance that the quick turn service will generate sufficient additional revenue to offset the increased costs associated with this service.

     In addition, USAir hopes to attract additional higher yield business passenger revenue through its implementation of a convertible passenger cabin which allows USAir to offer a premium service branded "Business Select" to these passengers, as referred to above. USAir initiated the Business Select service in certain markets on January 4, 1995. As of March 1995, Business Select was available on 30 aircraft. USAir expects to determine whether to expand Business Select later in 1995. At least one other major U.S. airline, American, has announced plans to implement similar service.

     The Company is also evaluating other strategic options, including further downsizing, which may be available to address the difficult financial and competitive factors facing USAir.

     From 1991 through the present, USAir has taken various steps to reduce its operating costs and to augment or enhance its service and, in addition or related to the initiatives described above, it plans to make other efforts to achieve these goals. These histori-cal and future efforts are described below.
                              14

     On May 2, 1991, USAir ceased operating its fleet of British Aerospace BAe 146-200 ("BAe-146") aircraft, ceased serving eight airports in California, Oregon and Washington, and eliminated some flights at BWI and Cleveland Hopkins International Airports. Although other service was added to partially offset these reductions, the net effect was a decrease of approximately three percent in USAir's system available seat miles ("ASMs"), and a net reduction in scheduled departures of ten percent from January 1991 service levels. In connection with this restructuring, USAir closed four flight crew bases, two heavy maintenance facilities and one reservations office (these measures are collectively referred to as the "May 1991 Restructuring"). (In April 1993, USAir reintroduced long-haul service at John Wayne Airport in Orange County, California, one of the airports that USAir ceased serving in the May 1991 Restructuring). USAir has not resumed operation of its BAe-146 aircraft. USAir owns one and leases seventeen of these aircraft. USAir has continued to pay rent, insure the BAe-146 aircraft and perform its other obligations under the BAe-146 leases, except that USAir has not performed mandatory airworthiness directives on these aircraft or engines as required by the leases. USAir is storing the aircraft and related spare engines in accordance with FAA-approved procedures and manufacturer guide-lines. Maintenance reserves for the cost of airworthiness directives compliance and lease return requirements have been accrued by the Company. In the fourth quarter of 1994 the Company recorded a non-recurring charge of approximately $132.8 million for such non-operating aircraft. USAir continues, however, to pursue remarketing opportunities for the BAe-146 aircraft.

     In 1992, USAir purchased 62 jet take-off and landing slots and 46 commuter slots at LaGuardia Airport ("LaGuardia") and six jet slots at Washington National Airport from Continental for $61 million. USAir also assumed Continental's leasehold obligations associated with the East End Terminal at LaGuardia, which commenced operations in September 1992, and a flight kitchen at LaGuardia.
As a result of the acquisition, USAir expanded its operations at LaGuardia, including the initiation of non-stop service to nine additional cities, five of which are in Florida. USAir Express carriers used the commuter slots to expand service primarily to cities in the northeastern United States. USAir sold substantially all the assets associated with the flight kitchen operation in October 1992.

     USAir Group reached an agreement during 1992 with the creditors of the Trump Shuttle to manage and operate the Shuttle under the name "USAir Shuttle" for a period of up to ten years. Under the agreement, USAir Group has an option to purchase the shuttle operation on or after October 10, 1996. The USAir Shuttle commenced operations in April 1992 between New York City, Boston and Washington D.C.
                              15

     During 1993 and 1994 USAir and BA implemented code sharing arrangements pursuant to the Investment Agreement. As of Decem-ber 31, 1994, USAir and BA had implemented code sharing to 52 of the 65 airports currently authorized by the DOT. See "British Airways Investment Agreement" below.

     In early 1994, USAir implemented certain measures previously announced in 1993 to reduce its operating costs. These measures included a workforce reduction of approximately 2,500 full time positions and revision of USAir's vacation, holiday and sick leave policy for non-union employees. The workforce reduction, which was completed by the end of the first quarter of 1994, was comprised primarily of the elimination of approximately 1,800 customer service, 200 flight attendant and 200 maintenance positions. USAir recorded a non-recurring charge of approximately $68.8 million primarily in the third quarter of 1993 for severance, early retirement and other personnel-related expenses in connection with the workforce reduction.

     In March 1994, USAir (i) purchased from United certain takeoff and landing slots at Washington National Airport and LaGuardia;
(ii) purchased from United certain gates and related space at Orlando International Airport and (iii) granted to United options to purchase certain gates and related space, and a right of first refusal to purchase certain takeoff and landing slots, at Chicago O'Hare International Airport. In December 1993, USAir had reached an agreement with United to negotiate a code sharing agreement with United regarding USAir's flights to and from Miami and United's flights between Miami and Latin America. Consummation of this agreement was subject to a number of conditions. For a variety of reasons, including rapidly changing market conditions and other priorities within both companies, neither USAir nor United actively pursued the negotiation of a code sharing agreement. At this time, it appears unlikely the parties will consummate a code sharing agreement.

     In May 1994, USAir announced plans to subcontract air freight and mail operations at 35 cities, which has affected approximately 600 of the fleet service employees. The United Steel Workers of America ("USWA") and several individual employees subsequently sought an injunction in a U.S. district court against the implemen-tation of those plans. On July 14, 1994, the court denied the plaintiffs' request for a preliminary injunction based on its finding that the plaintiffs did not have legal standing to represent USAir employees and had failed to demonstrate that they would suffer irreparable harm as a result of the subcontracting.
In early 1995, USAir announced plans to subcontract air freight and mail operations at four additional cities.

     In November 1994, USAir reduced substantially the frequency of its service between Los Angeles and San Francisco. It plans to close its crew base in San Francisco in the first half of 1995.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding a $25.9 million charge recorded as a result of this action.

     In February 1995, USAir reduced the number of departures at Newark International Airport from 51 to 35 and further decreased the number to 18 effective March 5. These moves are part of USAir's strategy to use assets where they can be the most produc-tive. The changes will result in lower staffing levels in customer service and maintenance.

     In response to the entry of certain low cost, low fare competitors at BWI and as part of USAir's measures to reduce the cost and increase the efficiency of its short haul service, USAir substantially expanded its operations at BWI in 1994. Also in 1994, USAir added several new destinations to its flight schedule, including Mexico City; St. Maarten; Jamaica; and Portland, Oregon. In February 1995, USAir announced plans to realign its Frankfurt service. It intends to increase the number of weekly flights from 14 to 21 in June 1995 for the summer season and will introduce non-stop service from Philadelphia and Boston. It will continue to offer non-stop service from Pittsburgh, and its Charlotte-Frankfurt service will include a stop in Boston. The realignments are designed to allow USAir to maximize its transatlantic performance and to take advantage of the large population bases in Philadelphia and Boston.

     In order to reduce aircraft ownership costs and to reduce its fleet size, USAir has been pursuing the sale or lease of jet aircraft and has not been renewing certain aircraft leases upon their expiration. USAir currently plans to reduce its operating fleet by 21 jet aircraft in 1995 from December 31, 1994 levels through sales, leases, lease returns and groundings. USAir plans to retire or dispose of, at various times, 15 Boeing 737-300, five Boeing 767-200ER, two Boeing 737-200 and six Boeing 727-200 aircraft. These plans are subject to change if a labor deal is consummated, but the Company cannot predict at this time the potential impact of a labor deal on its fleet reduction plans. USAir had previously announced that its entire fleet of 12 767-200ER aircraft was on the market. As part of its fleet reduction plan, on February 22, 1995, USAir entered into an agreement with General Electric Capital Corporation ("GE Capital") to sell 11 B-737-300 aircraft during 1995, two of which were sold during the first quarter. USAir has also entered into an agreement in principle with a leasing company to sell two additional Boeing 737-300 aircraft during 1995. USAir will record a slight financial statement loss from the sales of these 737-300 aircraft to GE Capital and the leasing company but cannot estimate the financial statement impact of other potential transactions at this time. Moreover, in furtherance of its fleet reduction, USAir will explore opportunities to sell, lease or terminate leases for additional aircraft, with the exception of Boeing 757-200 aircraft. USAir has taken delivery of four Boeing 757-200 aircraft in the first quarter of 1995 and intends to purchase the remaining three scheduled to be delivered in 1995, for which financing commitments have been obtained. If any of USAir's five Boeing 767-200ER aircraft currently on the market were sold, they would be phased out of the fleet in the following order: U.S. domestic service first and the
                              17

BA wet lease service (described below in "British Airways Invest-ment Agreement - U.S.-U.K. Routes") second. The timing of the disposal of the Boeing 767-200ER aircraft is dependent on economi-cally feasible sale or lease opportunities. Excluding any Boeing 767-200ER dispositions, USAir's capacity, as measured by ASMs, is expected to decrease approximately 2.5% in 1995 compared with 1994. Pursuant to resolutions of the Company's Board and the board of directors of USAir, USAir is required to use the net proceeds of any sales of assets, after payment of any associated lease and mortgage obligations, to repurchase, defease or redeem outstanding debt.

     Previously, on May 12, 1994, USAir reached an agreement with Boeing to reschedule the delivery of 40 737-series aircraft from the 1997-2000 time period to the years 2003-2005. As part of the same agreement, USAir relinquished all of its options to purchase 737-series, 757-series and 767-series aircraft during the 1996-2000 time period. In early 1995, USAir reached agreements in principle with Boeing and Rolls-Royce plc to reschedule the delivery dates for eight 757-200 aircraft from 1996 to 1998. As a result of these recent agreements, the Company's capital commitments have been substantially reduced for the 1995 to 2000 time period. See Note 4(d) to the Company's consolidated financial statements for the future aircraft commitments schedule reflecting these agreements with Boeing and Rolls-Royce plc. USAir is using the Boeing 757-200 aircraft, which seats 182 passengers, on long haul routes, in high demand markets where potential passenger traffic may not currently be accommodated on smaller aircraft at peak travel times and in replacement of certain 737-300 long range aircraft that are to be sold to GE Capital. USAir considers the 757-200 aircraft to be more suitable for these missions than the Boeing 767-200ER and Boeing 737 aircraft types.

     USAir has recently implemented several additional safety initiatives. In November 1994, USAir elected a former general in the United States Air Force, General Robert C. Oaks, to the new position of Vice President-Corporate Safety and Regulatory Compliance, reporting directly to the Chairman and Chief Executive Officer. The Company and USAir have each established a new committee of their boards of directors, the Safety Committees, which have oversight of all corporate safety matters. In addition, USAir retained an aviation consulting firm, PRC Aviation, to conduct a full audit of USAir's safety operations. The audit was completed in early 1995. In the opinion of the safety auditors, USAir is being operated safely in compliance with FAA regulations. PRC Aviation identified and recommended opportunities for safety enhancements. USAir has established an Audit Response Council that is addressing the recommendations made in the audit report.

     In summary, since 1989, USAir Group and USAir have incurred substantial losses. Their results of operations have been adversely affected by the growth of low cost, low fare competition, particularly in 1994. Therefore, in order for USAir to remain competitive, it has attempted to reduce costs, enhance service and become more efficient by engaging in historical and current
                              18
initiatives and by formulating plans for the future discussed above in this description of "Major Airline Operations."

     USAir's operating statistics during the years 1990 through 1994 are set forth in the following table (1):

Years Ended December 31, 1994     1993     1992     1991     1990
- -----------------------------------------------------------------
Revenue Passengers
   (Thousands)*        59,495   53,678   54,655   55,600   60,059
Average Passenger
   Journey (Miles)*     637.7    656.2    642.2    613.7    591.9
Revenue Passenger
   Miles ("RPMs")
   (Millions)*         37,941   35,221   35,097   34,120   35,551
Total Available
   Seat Miles**        61,540   59,841   60,052   58,574   59,716
Available Seat Miles
   (Millions)*         61,027   59,485   59,667   58,261   59,484
Passenger Load
   Factor (2)*          62.2%    59.2%    58.8%    58.6%    59.8%
Breakeven Load
   Factor (3)(4)(5)     67.3%    61.7%    63.2%    62.7%    64.5%
Passenger Revenue
   per ASM*             9.70c   10.22c    9.70c    9.76c    9.67c
Total Revenue per
   ASM (4) (5)         10.59c   11.04c   10.38c   10.33c   10.19c
Cost per ASM (4)(5)    11.02c   11.12c   10.85c   10.80c   10.86c
(6)
Yield (Revenue per
   RPM)*               15.61c   17.27c   16.49c   16.67c   16.18c

*    Scheduled service only (excludes charter flights).
**   All service.
c    = cents

(1) Statistics include free frequent travelers and the related miles flown.
(2) Passenger load factor is the percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(3) Breakeven load factor represents the percentage of aircraft seating capacity that must be utilized, based on fares in effect during the period, for USAir to break even at the pre-tax income level, adjusted to exclude non-recurring and unusual items.
(4)  Adjusted to exclude non-recurring and unusual items.
(5) Financial statistics for 1994 and 1993 exclude revenue and expense generated under the BA wet lease arrangement.
(6) Certain statistics have been recalculated to reflect expense reclassifications.

     For a discussion of USAir's frequent traveler program, see
Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Frequent Traveler Program."

Regional Airline Operations

     Most regional airlines in the United States are affiliated with a major or smaller jet carrier. USAir provides reservations and, at certain stations, ground support services, in return for service fees, to ten regional carriers (including Allegheny, Piedmont and Jetstream) which operate under the name "USAir Express." These airlines share USAir's two-letter designator code and feed connecting traffic into USAir's route system at several points, including its major hub operations at Pittsburgh, Char-lotte, Philadelphia and BWI. At January 4, 1995, USAir Express carriers served 185 airports in the United States, Canada and the Bahamas, including 90 also served by USAir. During 1994, USAir Express' combined operations enplaned approximately 9.2 million passengers.

     Piedmont's collective bargaining agreement with ALPA, which represents its pilot employees, became amendable on December 1, 1992. On February 22, 1994, the National Mediation Board (the "NMB"), which had assigned a mediator to the negotiations between Piedmont and ALPA on a new agreement, declared these negotiations at an impasse and commenced a thirty-day "cooling-off" period. On March 27, 1994, two days following the expiration of this period at midnight on March 25, 1994, Piedmont reached agreement on a new collective bargaining agreement that becomes amendable on March 31, 1998. The new agreement was ratified by Piedmont's pilot employees on May 2, 1994 and provides for increases in salary and benefits for the term of the agreement in exchange for productivity improvements.

     In July 1992, Allegheny Commuter Airlines, Inc. merged into Pennsylvania Commuter Airlines, Inc. (now Allegheny Airlines, Inc.). The pilots of each of these companies were represented by ALPA and were covered by collective bargaining agreements. Interim agreements were reached with both pilot groups on July 1, 1992. Negotiations on a unified collective bargaining agreement covering all pilots of the merged company began in September 1992 and continued through September 1, 1994. Allegheny reached agreement with the pilots on September 1, 1994. The contract expires on August 31, 1998. The flight attendants of each of these companies, represented by the Association of Flight Attendants (the "AFA"), were also covered by collective bargaining agreements. Negotia-tions on a unified collective bargaining agreement covering all flight attendants of the merged company began in April 1992. Two tentative agreements were reached but were not ratified by the combined membership. On December 19, 1994, a third tentative agreement was reached which was ratified by the membership on January 30, 1995. The new Allegheny flight attendant agreement became effective February 1, 1995 and becomes amendable on
January 31, 2000. Both the pilot and flight attendant agreements with Allegheny provide for increases in salary and benefits for the term of the agreements in exchange for productivity improvements.
                              20

     USAir's reduction in jet aircraft and its continuing efforts to reduce costs and enhance revenue by eliminating less profitable routes has resulted in the cessation of or reduction in jet flying between certain city pairs. In some cases, subject to possible changes should a labor deal be consummated, existing or former jet routes may be turned over to USAir Express with the goal of maintaining portions of the revenue base (particularly the hub connecting traffic) with lower cost operations. The change from jet routes to regional airline service and the operating expenses of operating smaller turboprop aircraft have resulted in the Company pursuing the 30-seat and larger market for its owned regional operations. Over time, the Company intends to upgrade routes operated by smaller turboprops to aircraft of 30 seats or larger or to have those routes flown by non-owned USAir Express carriers. In August 1994, USAir, Allegheny and USAir Leasing and Services sold to Mesa Air Group, Inc. (formerly Mesa Airlines, Inc.) ("Mesa") the Beechcraft 1900 and Shorts 360 regional operations previously operated by Allegheny, certain spare parts, station and ground equipment and a maintenance facility in Reading, Pennsylvania. The transaction resulted in the divestiture of 22 aircraft by Allegheny in 1994 and the consolidation of Allegheny's operations to one fleet type, the de Havilland Dash 8-100. Connecting traffic has not been materially affected because connecting feed formerly provided by Allegheny is now provided by Mesa or other USAir Express carriers.

     Piedmont and Allegheny intend to enlarge their Dash 8 fleets in 1995 by pursuing operating leases for those aircraft when such aircraft are available upon economically feasible terms. In 1994, Piedmont added four new Dash 8s and Allegheny added six new Dash 8s by entering into operating leases with an affiliate of the aircraft manufacturer. In 1995, Allegheny has added three Dash 8s through operating leases and has an agreement in principle to lease five additional used aircraft from an affiliate of the aircraft manufacturer. One of Piedmont's lessors has advised, however, that it will not renew leases for four used Dash 8s that expire in 1995. In addition, as discussed below in Item 2. "Properties," Jetstream and Dornier Luftfahrt GmbH (Daimler-Benz Aerospace) have entered into an agreement pursuant to which Jetstream will acquire by the end of 1995 20 new Dornier 328-100-series aircraft pursuant to operating leases. Jetstream will also phase out the Embraer EMB-120 aircraft. It will return seven of those aircraft to their lessors in 1995 and has an agreement in principle to lease two to a U.S. airline. Jetstream will also begin to phase out the 19-seat BAe-3100 by terminating leases for five of the aircraft leased from an affiliate. Jetstream intends to return the remaining BAe-3100s to their lessors as the leases expire in 1996-2000 and, in light of recently announced proposed regulations that would require material modifications to aircraft of fewer than 30 seats, Jetstream may pursue alternatives to terminate some of such leases prior to expiry. See "Regulation" below for a description of the proposed regulations.
                              21

USAM Corp.

     At December 31, 1992, USAM Corp. ("USAM"), a subsidiary of USAir, owned 11% of the Covia Partnership ("Covia") which owned and operated a computerized reservation system ("CRS"). In September 1993, Covia purchased the assets of the corporation that owned and operated the Galileo CRS which provided CRS services to travel agent subscribers in Europe. Covia was then separated into three entities. As a result, at December 31, 1994, USAM owned 11% of the Galileo International Partnership, approximately 11% of the Galileo Japan Partnership and approximately 21% of the Apollo Travel Services Partnership.

     The Galileo International Partnership owns and operates the Galileo CRS ("Galileo"). Galileo Japan Partnership markets CRS services in Japan. Apollo Travel Services markets CRS services in the U.S. and Mexico. Galileo is the second largest of the four CRS systems in the U.S. based on revenues generated by travel agency subscribers. A subsidiary of United controls 38% of the partner-ship, and the other partners exclusive of USAir's interest are subsidiaries of BA, Swissair, KLM Royal Dutch Airlines, Alitalia, Air Canada, Olympic Airways, Austrian Airlines, Aer Lingus and TAP Air Portugal.

     CRSs play a significant role in the marketing and distribution of airline tickets. Travel agents issue tickets which generate the majority of USAir's passenger revenues. Most travel agencies use one or more CRSs to obtain information about airline schedules and fares and to book their clients' travel. See "Industry Restructur-ing" for a discussion of the introduction of electronic ticketing by certain airlines and the reduction in travel agent commission rates.

Employees

     At December 31, 1994, USAir Group's various subsidiaries employed approximately 45,500 full-time equivalent employees.
USAir employed approximately 5,200 pilots, 9,500 maintenance and related personnel, 10,600 station personnel, 4,300 reservations personnel, 8,300 flight attendants and 4,500 personnel in other administrative and miscellaneous job categories, while the regional and other subsidiaries employed approximately 900 pilots, 700 maintenance personnel, 850 station personnel, 350 flight attendants and 300 personnel in other administrative and miscellaneous job categories. Approximately 31,500, or 69%, of the employees of USAir Group's subsidiaries are covered by collective bargaining agreements with various labor unions, or will be covered by a collective bargaining agreement for which initial negotiations are in progress. If a labor deal is achieved, it is anticipated that certain changes to the current union contracts will result.

     Historically, USAir implemented a workforce reduction program in September 1990 in response to the economic recession and financial losses that caused USAir to decrease its planned capacity growth for 1991. More than 3,600 positions were eliminated through
                              22
layoffs, furloughs and voluntary separations in connection with that program. A further reduction of more than 3,500 positions resulted from the May 1991 Restructuring. In 1994, USAir imple-mented measures announced in September 1993 to reduce projected operating costs. These measures included a workforce reduction of approximately 2,500 full time positions and certain other cost reductions discussed under "Major Airline Operations." However, USAir's ability to implement additional workforce reductions is currently limited by its existing labor contracts. Due to the inclusion of "no furlough" provisions in its current labor agreements with ALPA, the IAM and the AFA, USAir may not furlough employees covered by those agreements for specified periods of time. See below for a more detailed discussion.

     In 1992 and 1993, USAir reached agreement on new contracts with ALPA, which represents USAir's pilot employees, the IAM, which represents USAir's mechanics and related employees, the AFA, which represents its flight attendant employees, and the TWU, which represents 170 flight dispatch employees and approximately 60 USAir flight simulator engineers. Each contract (except the contract covering the flight dispatch employees) provided for wage reduc-tions and suspension of longevity/step increases for a twelve-month period beginning shortly after the effective date of the contract. The wages of each such group of employees reverted to pre-reduction levels at the expiration of the relevant twelve-month period and were increased in accordance with the relevant contract. Pursuant to their contracts, the pilots, the IAM-represented employees, the AFA-represented employees and the flight simulator engineers also agreed to participate in contributory managed care medical and dental programs. The flight dispatch employees also participated in wage reductions, suspensions of longevity/step increases and contributory managed care medical and dental programs because of their non-contract status when those measures were implemented for non-contract employees, as described in the following paragraph. Each of the above groups of employees is scheduled to receive further wage increases under the terms of its contract. Each contract provides for productivity improvements. The defined benefit pension plans for the flight dispatch employees and the flight simulator engineers have been frozen.

     In accordance with its previously announced policy, when ALPA agreed to the cost reduction program, USAir implemented wage reductions and suspension of longevity/step increases on its non-contract employees for the twelve-month period commencing in June 1992. Earlier in 1992, USAir had implemented the contributory managed care medical and dental programs for non-contract employ-ees. Prior to January 1, 1992, USAir exclusively paid contribu-tions to the basic defined benefit pension plan for its non-contract employees. USAir froze this pension plan at the end of 1991, which resulted in a one-time book gain of approximately $107 million for 1991. USAir implemented a defined contribution pension plan for these employees on January 1, 1993, which is composed of three components: contributions by USAir based on a percentage of salary, a partial match by USAir of employee contributions to a savings plan and a profit sharing plan.
                              23

     Taken together, the above measures provided for temporary wage reductions and suspension of longevity/step increases in wages that USAir estimates saved approximately $120 million during the period June 1992 through March 1994. These concessions provide for productivity improvements which saved USAir approximately $55 million during the same period. If fully implemented, these productivity enhancements may save an additional $171 million annually. All employees affected by these changes have also agreed to participate in contributory managed care medical and dental programs which are expected to save approximately $51 million annually. In exchange for the concessions agreed upon by its unionized employees, USAir included "no furlough" provisions in each of the new labor agreements with ALPA, the IAM and the AFA, which prohibit USAir from furloughing employees hired on or before the effective date of the agreements through September 30, 1995 in the case of the agreement with the IAM for mechanics and related employees, through December 31, 1996 in the case of the agreement with the AFA, and through June 30, 1997 in the case of the agreement with ALPA.

     USAir recorded a non-recurring charge of approximately $36.8 million in the fourth quarter of 1993 based on a projection of the repayment of the amount of the temporary wage and salary reductions discussed above in the event that the employees who sustained the pay cuts leave the employ of USAir. USAir has adjusted and will adjust this accounting charge in subsequent periods to reflect the change in the present value of the liability and changes in actuarial assumptions including, among other things, actual experience with the rate of attrition for these employees and whether such employees have received payments under the profit sharing program discussed in the next paragraph.

     In exchange for the pay reductions and pension freeze, affected employees will participate in a profit sharing program and have been granted options to purchase USAir Group Common Stock.
The profit sharing program is designed to recompense those employees whose pay has been reduced in an amount equal to (i) two times salary foregone plus; (ii) one times salary foregone (subject to a minimum of $1,000) for the freeze of the pension plans described above. Estimated savings of approximately $23 million attributable to the suspension of longevity/step increases will not be subject to repayment through the profit sharing program. For each year the profit sharing program is in effect, pre-tax profits, as defined in the program, of USAir Group would be distributed to participating employees as follows:

     25 percent of the first $100 million in pre-tax profits
     35 percent of the next $100 million in pre-tax profits
     40 percent of the pre-tax profits exceeding $200 million

This profit sharing program will be in effect until USAir employees are recompensed for salary and pension benefits foregone and is independent of the profit sharing plan which is an element of the new defined contribution pension plan for non-contract employees discussed above.
                              24

     Under the stock option program, employees whose pay has been reduced have received options to purchase 50 shares of USAir Group Common Stock at $15 per share for each $1,000 of salary reduction. The options became exercisable following the twelve-month period of the salary reduction program for each group of employees. Generally, participating employees have five years from the grant date to exercise such options. As of December 31, 1994, USAir Group had granted options to purchase approximately five million shares of Common Stock to USAir employees under the program. At December 31, 1994, the market value of a share of USAir Group Common Stock was $4.25.

     USAir's current agreement with ALPA provides that in the event of a "change of control" of the Company or USAir, ALPA will have the right to extend the duration of the agreement for one, two or three years at its option beyond the amendable date of the agreement with across-the-board wage increases of 4.5% on April 30, 1996 and on each anniversary thereof for the following three years. A "change of control" is defined as a single transaction or multi-step related transactions through which (i) securities which constitute and/or are then currently exchangeable into, exercise-able for or convertible into 50% or more of the outstanding Common Stock (and Common Stock then currently issuable upon the exchange, exercise or conversion of securities) and/or (ii) 50% or more of the value of the assets of the Company or USAir, are acquired or held by a single purchaser or a group of purchasers acting in concert.

     During 1994, certain unions engaged in efforts to unionize USAir's fleet service employees. The Railway Labor Act governs, and the NMB has jurisdiction over, campaigns to unionize workers. On May 17, 1994, the NMB tabulated the results of an election among the class or craft of approximately 7,700 USAir fleet service employees. In the election, none of the three unions that sought to represent this class or craft received a majority of the vote; however, a majority of the eligible employees cast ballots in favor of union representation. Accordingly, the NMB ordered and conducted a runoff election to determine which of the IAM or the USWA, the two unions that received the most votes, would represent this class or craft. The IAM won the runoff election and on
July 22, 1994 the NMB certified the IAM to represent the fleet service class or craft. The IAM already represents approximately 8,300 USAir mechanics and related employees. Under the Railway Labor Act, which governs labor relations in the airline industry, USAir is obligated to negotiate a collective bargaining agreement with the IAM governing the terms and conditions of employment for the fleet service employees. This obligation does not require USAir to agree to any particular term or condition sought by the IAM. USAir is seeking a declaratory judgment from the U.S. District Court for the District of Columbia that it is entitled to modify the existing terms and conditions of employment of the fleet service employees during the period in which USAir is negotiating an initial collective bargaining agreement with the IAM for these employees. The case is presently stayed.
                              25

     On June 3, 1994, after determining that the USWA had submitted a sufficient number of authorization cards, the NMB ordered an election among USAir's passenger service employees, a class or craft of approximately 10,000 workers consisting primarily of USAir's ticket counter/gate agents and reservations agents, to determine whether the USWA or other union would represent these employees. The NMB mailed ballots to eligible passenger service employees on July 19, 1994 and tabulated the ballots on August 18, 1994. Less than a majority of the eligible passenger service employees voted in favor of representation and, as a result, the USWA or other union will not represent the passenger service employees at this time.

     USAir cannot predict whether any union might submit authoriza-tion cards to the NMB sufficient to obtain an election among any unrepresented class or craft of employees.

     Except as noted, the following table presents the status of USAir's labor agreements as of December 31, 1994:

                                                      Expiration
                            Approximate     Date        Date of
                             Number of    Contract   "No-Furlough
Union      Class or Craft    Employees    Amendable     Clause"
- -----      --------------   -----------   ---------  ------------
AFA   -  flight attendants     8,300        1/97       12/31/96

ALPA  -  pilots                5,200        5/96        6/30/97

IAM   -  mechanics and
          related employees    8,300       10/95        9/30/95

IAM   -  fleet service
          employees            7,700 (1)     (2)          --

TWU   -  flight crew training
          instructors, flight
          simulator engineers
          and dispatch
          employees              280      1/93-8/97(3)    --

(1) Estimated number of employees who will be covered under this new contract.
(2)  Initial contract in negotiation.
(3) Separate contracts cover the flight crew training instructors, the flight simulator engineers and the dispatch employees.

     As indicated under "Major Airline Operations," USAir has been involved in discussions since March 1994 with the leadership of its unionized employees seeking $500 million in annual savings in personnel costs through wage and benefit reductions, improved productivity and other cost savings. As discussed above in "Agreement in Principle With Pilots' Union," in late March 1995, USAir signed an agreement in principle with ALPA that is subject to many conditions. USAir continues to negotiate with its other labor unions. If agreements with its unions are reached and successfully implemented, the terms of the above labor agreements will be renegotiated. No assurance can be given whether or when any transactions with any of the unions will be consummated or what the terms of any such transactions might be.

     See "Regional Airline Operations" for information regarding the agreements between Piedmont and ALPA and between Allegheny and both ALPA and the AFA.

Jet Fuel

     USAir and USAir Fuel have contracts with 23 different fuel suppliers to meet a large percentage of USAir's current jet fuel requirements. The contracts for these jet fuel purchases are generally for one-year terms and expire at various dates. The pricing provisions of these agreements may be based upon many factors including crude oil, heating oil or jet fuel market conditions. In some cases, USAir has the right to terminate the agreements if contract prices become unacceptable. As market conditions permit, USAir also may purchase a portion of its fuel on the spot market at day-to-day prices depending upon availability, price and purchasing strategy.

     The most important single factor affecting petroleum product prices, including the price of jet fuel, continues to be the actions of the OPEC countries in setting targets for the production and pricing of crude oil. In addition, jet fuel prices are affected by the markets for heating oil, diesel fuel, automotive gasoline and natural gas. Seasonally, second and third quarter jet fuel prices are typically lower than during the first and fourth quarters as the demand for heating oil, which competes with jet fuel for refinery production, subsides and refiners switch to gasoline production which also increases the output of jet fuel.

     USAir benefitted during 1993 from a general downward trend in jet fuel prices. The trend continued in 1994. For 1994, USAir's jet fuel cost averaged approximately 53.3 cents per gallon (versus an average of 58.4 cents in 1993) with quarterly averages of 54.5, 51.1, 53.3 and 54.2 cents.

     USAir continues to adjust its jet fuel purchasing strategy to take advantage of the best available prices while attempting to ensure that supplies are secure. Jet fuel prices are predicted to rise during 1995 as world oil demand is forecast to exceed production. With OPEC holding its production flat, the market is expected to tighten and drive prices steadily higher in 1995. As of January 1995, world refinery utilization rates were at all-time highs and excess capacity was limited. The western nations are becoming more dependent on jet fuel imports as supply from traditional sources shrinks. All petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market conditions. Accordingly, the price and availability of jet fuel, as well as other petroleum products, continues to be unpredictable. In addition, USAir has entered into agreements to hedge the price of a portion of its jet fuel needs, which may have the net effect of increasing or decreasing USAir's fuel expense. See Note 2 to the consolidated financial statements of USAir. In August 1993, federal legislation was enacted that included a 4.3 cent per gallon tax on transporta-tion fuels beginning October 1, 1993. The airline industry is exempt from the tax until October 1, 1995. Imposition of the fuel tax will increase USAir's operating expenses. If the fuel tax had been in effect for all of 1994, USAir's fuel expense would have increased by approximately $52 million for the year. The airline industry is actively seeking to have its existing exemption extended or made permanent. In early 1995, legislation was introduced to repeal the tax on fuel used in commercial aviation. There can be no assurance if or when this legislation will be passed.

     The following table sets forth statistics about USAir's jet fuel consumption and cost for each of the last three years:

              Gallons                     Average     Percentage
Calendar      Consumed     Total Cost     Cost Per   of Operating
  Year       (Millions)   (Millions)(1)   Gallon(1)  Expenses (2)
- --------     ----------    ----------     --------   ------------
  1994         1,205         $642.3         $0.53         9.4%
  1993         1,161         $677.9         $0.58        10.2%
  1992         1,183         $720.6         $0.61        11.1%

(1) Cost includes the base cost of fuel and transportation charges.
(2) Operating expenses have been adjusted to exclude non-recurring and special items.

Insurance

     The Company and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect them and their property. Principal coverage includes liability for bodily injury to or death of members of the public, including passengers; damage to property of the Company, its subsidiaries and others; loss of or damage to flight equipment, whether on the ground or in flight; fire and extended coverage; and workers' compensation and em-ployer's liability. Coverage for environmental liabilities is expressly excluded from the Company's insurance policies. Due to the two aircraft accidents in 1994 involving USAir, it is probable that the Company's insurance costs will increase upon renewals of various policies in 1995.

Regulation

     All domestic airlines, including USAir and its regional affiliates, are subject to regulation by the FAA under Subtitle VII of 49 U.S.C. 40101 et seq. (formerly the Federal Aviation Act of 1958, as amended). The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operations, airworthiness and other certifi-cates, which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of aviation safety and security regula-tions.

     In February 1995, the DOT and the FAA announced agreement with labor and airline industry representatives, including representa-tives of USAir, on 173 safety initiatives to increase air safety and achieve the goal of "zero accidents." These initiatives were a result of an Aviation Safety Conference held in January 1995, sponsored by the DOT and attended by federal regulators, airline executives, representatives of airline labor unions and other industry officials. The initiatives include the free sharing of flight data recorder ("FDR") and other information for safety purposes and not for enforcement or disciplinary action, advanced training for flight crews and maintenance workers and expanded use and faster implementation of satellite navigation systems. Participants at the Aviation Safety Conference have targeted 104 of the 173 safety initiatives for completion by September 30, 1995. Some of these items have already been accomplished at USAir, such as the hiring of an independent senior safety officer. See "Major Airline Operations." Other items were already scheduled for implementation at USAir, but may be modified or accelerated as a result of the government's action. The initiatives are all supported by USAir as part of USAir's safety program.

     In February 1995, the National Transportation Safety Board (the "NTSB") proposed new minimum parameter requirements for U.S. commercial aircraft FDRs, which provide various technical measure-ments about flights. A parameter is a channel of information about a specific factor on a flight, such as altitude or airspeed. The proposed minimum requirements would have to be met by January 1, 1998 for most aircraft and would affect two-thirds of the U.S. fleet. The proposal would require that upgrades on 737-series aircraft be completed by the end of 1995. The NTSB stated that it believes that information from the new minimum parameters on FDRs will assist the NTSB in investigating and preventing accidents.
The FAA, which has the authority to implement the proposal, has scheduled a public meeting for April 20, 1995 to seek public comment on the changes proposed by the NTSB. USAir intends to comply with any FAA orders relating to the FDRs. Compliance with the proposed new requirements would be expensive and costs for a particular plane would depend on the its age and how extensive an upgrade is required for that plane. USAir believes that the NTSB has underestimated the costs associated with bringing aircraft into compliance with the proposal. If the proposal is implemented, USAir expects that it would be required to spend up to $25 millon to retrofit 250 aircraft.

     Within the guidelines of the manufacturers and FAA regula-tions, USAir has developed maintenance programs which consist of a series of checks for each aircraft type. These checks are performed at specified intervals measured either by hours flown, calendar time or the number of takeoffs and landings ("cycles") performed. They range from daily "walkaround" inspections, to more involved overnight maintenance checks, to exhaustive and time-consuming overhauls. The "Q Check," for example, requires more than 7,000 personnel-hours of work and includes stripping the airframe, extensively inspecting the airframe structure and a large number of parts and components, then reassembling the overhauled airframe with new or rebuilt components. Aircraft engines are subject to continuous monitoring and maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain parts and components of both airframes and engines are time or cycle controlled. Parts and other components are replaced or overhauled prior to the expiration of their time or cycle limits. The FAA reviews, approves or accepts all airline maintenance programs, including changes to the programs. In addition, USAir uses only FAA-licensed mechanics and inspectors (who inspect, audit and monitor the work) in the line maintenance activities.

     The FAA frequently issues airworthiness directives, often in response to specific incidents or reports by operators or manufac-turers, requiring operators of specified equipment to perform prescribed inspections, repairs or modifications within stated time periods or number of cycles.

     In March 1995, the FAA proposed regulations that would require regional carriers to meet higher safety standards. These proposed regulations would cover aircraft with 10 to 30 seats and are designed to bring the standards for these airplanes closer to those required of larger aircraft. The proposal would require, for example, the appointment of a safety officer by each regional carrier, the retrofit of onboard equipment, the reduction of the maximum allowable pilot flying time and the use of dispatchers to assist pilots in making fuel, weather-related and other decisions, among other things. The DOT estimates that the rule will cost regional airlines $275 million over ten years. Comments on the proposal are due June 27, 1995. The FAA hopes to adopt a final rule by December 1995. The proposed regulations would affect only a small number of the airplanes operated by the Company's subsid-iaries. All of USAir Group's regional affiliates are already in compliance or have agreed to comply with the proposed heightened safety specifications. In addition, as part of its safety program, the Company is planning to conduct safety audits and summits of all of its regional operators, including its wholly-owned and affiliat-ed carriers.

     A continuing regulatory issue currently facing the airline industry involves air traffic delays and landing rights. While the volume of aircraft operations in domestic airspace has increased during recent years, the capacity of the national air traffic control system (the "ATC") has not kept pace. This situation causes frequent and significant air traffic delays, especially at the nation's busiest airports. These delays have led the FAA to require monthly reporting by air carriers of on-time performance and have prompted various proposals for reform of the FAA, which oversees and regulates the ATC.

     In April 1995, legislation was introduced at the request of the Clinton Administration to privatize the ATC. The proposal contemplates that the ATC's functions would be assumed and performed by an independent federal corporation. Currently, the ATC is funded by taxes on passengers' airline tickets. The proposed legislation would fund the operations of the corporation through user charges from which general aviation would be exempted. If enacted, this legislation could result in increased costs for airlines operating in the United States, including USAir and the Company's other airline subsidiaries.

     In January 1994, the Clinton Administration issued a report which described its program to implement certain of the recommenda-tions of The National Commission to Ensure a Strong Competitive Airline Industry (the "Airline Commission"). The Airline Commis-sion, which issued its report in August 1993, was a presidentially-appointed committee with the task of analyzing the condition of the U.S. airline industry and reporting to the Clinton Administration its findings and recommendations. Among other things, the Administration stated that it supported a recommendation that the ATC be modernized and the FAA's air traffic control functions be performed by an independent federal corporation (as discussed in the preceding paragraph), and that it supported increasing to 49% the foreign ownership restrictions provided there are reciprocal opportunities for U.S. airlines and investors abroad. At this time, it is impossible to predict whether any of the Airline Commission's recommendations will be enacted and, if enacted, what their effect on USAir would be. It is also difficult to anticipate whether the Congress will act in the near term on any of the proposals requiring legislation.

     The FAA, through its High Density Traffic Airport Rule, limits the number of flight operations at Washington National Airport, Chicago's O'Hare International Airport and New York City's John F. Kennedy International and LaGuardia Airports during specified time periods. Takeoff and landing rights ("slots") are assigned to airlines serving these high density airports. The FAA has promulgated regulations governing the allocation and use of slots that permit them to be traded, leased, purchased and sold. In 1993, the DOT began an examination of the High Density Rule. As part of its study, the DOT will determine whether the operating limitations imposed by the rule can be eliminated or modified to better utilize available capacity at these airports. The DOT has not yet released the results of its study. USAir holds a substan-tial number of slots at LaGuardia and Washington National Airports, including slots purchased from Continental in 1992 and those assigned a value when the Company acquired Piedmont Aviation, Inc. in 1987. Any DOT action which would eliminate those slots or compel USAir to transfer those slots could have a material adverse effect on USAir's operations and financial position. Revision of the High Density Rule at Washington National Airport, however, would require legislation by Congress.

     The FAA also has authority to set noise standards for civil aircraft. Three noise level categories exist under FAA regula-tions. Stage 1 aircraft, which were designed before the first FAA noise regulations were promulgated in 1969, are no longer permitted to operate in the United States unless retrofitted to meet Stage 2 requirements. Stage 2 aircraft comply with regulations limiting noise emissions to specified levels. Aircraft designed after 1977 must meet the even more stringent noise limitations of Stage 3. At December 31, 1994, 274 aircraft, or 68% of USAir's operating fleet (excluding 19 Fokker F28-4000 aircraft exempt from the Stage 3 requirements because their gross takeoff weights do not exceed 75,000 pounds), were Stage 3 aircraft. The Airport Noise and Capacity Act of 1990, with minor qualifications, prohibits operation of Stage 2 aircraft after 1999. Regulations promulgated by the FAA in 1991 require operators to modify or reduce or have modified or reduced the number of Stage 2 aircraft they operated during 1990 by 25% by the end of 1994, by 50% by the end of 1996, and by 75% by the end of 1998. Alternatively, an operator may elect or have elected to operate a fleet that is or was at least 55% Stage 3 by the end of 1994, 65% Stage 3 by the end of 1996 and 75% Stage 3 by the end of 1998. USAir has entered into agreements to procure hushkits for DC-9-30 and 737-200 advanced aircraft. See
Note 4(d) to the Company's consolidated financial statements. Subject to USAir's fleet reduction program and/or economically feasible renewals for leased aircraft, USAir intends to convert up to 64 of its Boeing 737-200 advanced aircraft and at least 24 of its McDonnell-Douglas DC-9-30 aircraft from Stage 2 to Stage 3 by installing FAA-approved hushkits. In 1994, USAir began installing hushkits on its DC-9-30 fleet. The installation of these hushkits will bring the relevant aircraft into compliance with federally mandated Stage 3 noise level requirements. Installation of the remaining hushkits will be accomplished during 1995-1999.

     Certain airport operators have adopted local regulations which, among other things, impose curfews, restrict the number of aircraft operations and require aircraft to meet prescribed decibel limits. Local noise regulations affect USAir's scheduling flexibility by requiring that only certain aircraft be scheduled at certain airports and at specified times of the day.

     In compliance with FAA regulations, USAir has implemented alcohol and drug testing programs that involve not only education and training, but also periodic alcohol and drug testing of personnel performing safety and security-related work, including pilots, flight attendants, mechanics, instructors, dispatchers and security screeners. In addition, all USAir Express operators have alcohol and drug testing programs in place that comply with the FAA's drug testing regulations. The FAA's alcohol and drug testing regulations are comprehensive and complex. They require, among other things, five categories of drug and alcohol tests: pre-employment, probable cause, random, post-accident and return to duty.

     Several aspects of airlines' operations are subject to regulation or oversight by federal agencies other than the FAA.
The DOT has jurisdiction over certain aviation matters such as international routes and fares, consumer protection and unfair competitive practices. The antitrust laws are enforced by the Department of Justice ("DOJ"). Labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the NMB certain regulatory powers with respect to disputes between airlines and labor unions that arise under collective bargaining agreements. USAir and other airlines certificated prior to October 24, 1978 are also subject to regulations issued by the Department of Labor which implement the statutory preferential hiring rights granted by the Airline Deregulation Act of 1978 to certain airline employees who have been furloughed or terminated (other than for cause).

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

     In February 1995, the United States and Canada reached a formal agreement which deregulates airline services between Canada and the United States and provides that Canadian airlines would have immediate "open skies" access to the United States and that U.S. airlines will have limited new route rights to Vancouver and Montreal for two years and to Toronto for three years and open skies thereafter. This agreement is expected to result in significant increased traffic between the United States and Canada. The agreement provides for two new Toronto designations in the first year. On February 27, 1995, the DOT granted to USAir the new route authority to begin non-stop service between Pittsburgh and Toronto. In addition, the agreement allows a U.S. air carrier meeting certain criteria to start Washington National-Toronto non-stop service once a Canadian airline commences non-stop service in that market. USAir has applied for this authority.

British Airways Investment Agreement

     The following summary of certain terms of the Investment Agreement is subject to, and is qualified in its entirety by, the Investment Agreement and the exhibits thereto, which are exhibits to this report. The outline that follows describes certain provisions of the Investment Agreement as currently in effect. It is anticipated that in connection with the consummation of any labor deal, it would be necessary for the Company and BA to renegotiate certain provisions of the Investment Agreement, but it is uncertain at this time what amendments might be made. On
March 7, 1994, BA announced it would make no additional investments in the Company until the outcome of measures by the Company to reduce costs and improve its financial results is known. As of February 28, 1995, BA owned preferred stock in the Company constituting approximately 21.5% of the total voting interest in the Company. See Item 12. "Security Ownership of Certain Benefi-cial Owners and Management."

     Terms of the Series F Preferred Stock On January 21, 1993, the Company sold, pursuant to the Investment Agreement, 30,000 shares of the Company's Series F Preferred Stock to BA for an aggregate purchase price of $300 million. The Series F Preferred Stock is convertible into shares of Common Stock at a conversion price of $19.41 and has a liquidation preference of $10,000 per share plus an amount equal to accrued dividends. See "Miscel-laneous" for a discussion of an antidilution adjustment to the conversion price of the Series F Preferred Stock. The Series F Preferred Stock may be converted at the option of USAir Group at any time after January 21, 1998 if the average composite closing market price of Common Stock during any 30-day calendar period is at least 133% of the conversion price. The Series F Preferred Stock is entitled to cumulative quarterly dividends of seven percent per annum when and if declared and to share in certain other distributions. The Company has deferred quarterly dividend payments on all its preferred stock beginning with payments due September 30, 1994. See "Deferral of Dividends" above and Item 8A.
Note 8 to the Company's consolidated financial statements. The Series F Preferred Stock must be redeemed by USAir Group on
January 15, 2008. Each share of the Series F Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible and votes with the Common Stock and USAir Group's Series A Preferred Stock and any other capital stock with general voting rights for the election of directors, as a single class. Subject to adjustment, 515.2950 shares of Common Stock are issuable on conversion per share of Series F Preferred Stock (determined by dividing the $10,000 liquidation preference per share of Series F Preferred Stock by the

$19.41 conversion price), and 15,458,851 shares of Common Stock would be issuable on conversion of all Series F Preferred Stock. However, under the terms of any USAir Group preferred stock that is or will be held by BA ("BA Preferred Stock"), conversion rights (and as a result voting rights) may not be exercised to the extent that doing so would result in a loss of USAir Group's or any of its subsidiaries' operating certificates and authorities under Foreign Ownership Restrictions, as defined under "Board Representation" below, and it is assumed for this purpose that Series F Preferred Stock will be fully converted before any other BA Preferred Stock. Under Foreign Ownership Restrictions, no more than 25 percent of the Company's voting interest may be held by persons other than U.S. citizens, including BA. With respect to dividend rights and rights on liquidation, dissolution and winding up, the Series F Preferred Stock ranks senior to USAir Group's Series B Preferred Stock, Junior Participating Preferred Stock, Series D, no par value, and Common Stock, and pari passu with BA Preferred Stock and Series A Preferred Stock.

     Moreover, the Certificate of Designation for the Series F Preferred Stock provides that if on any one occasion on or prior to January 21, 1996, any court or regulatory authority issues a final order that any material part of the Investment Agreement is unenforceable (except pursuant to bankruptcy or like event), then the conversion price of Series F Preferred Stock shall be reduced
by 10.2564 percent.   In that event, if the conversion price of the
Series F Preferred Stock were $19.41 at that time, it would be reduced to $17.42.

     On March 15, 1993, the DOT issued an order (the "DOT Order") finding, among other things, that "BA's initial investment of $300 million does not impair USAir's citizenship" under Foreign Ownership Restrictions as defined under "Board Representation" below. However, the DOT instituted a proceeding to consider whether USAir will remain a U.S. citizen if the transactions and acts contemplated by the Investment Agreement, including the transactions discussed under "Possible Additional BA Investments" and "Certain Governance Matters" below, are consummated. The DOT has suspended indefinitely the period for comments from interested parties to the proceeding pending its resolution of requests by other airlines for production of additional documents from USAir. The DOT Order states that the DOT expects and advises USAir Group and BA not to proceed with the Second Purchase and Final Purchase, as such terms are defined under "Possible Additional BA Invest-ments," until the DOT has completed its review of USAir's citizen-ship. In any event, on March 7, 1994, BA announced that it would make no additional investments in the Company until the outcome of measures by the Company to reduce its costs and improve its financial results is known. See "British Airways Announcement Regarding Additional Investments in the Company" above. The Company cannot predict the outcome of the DOT proceeding or if the transactions contemplated under the Investment Agreement, particu-larly those discussed under "Possible Additional BA Investments" and "Certain Governance Matters," will be consummated. See "Miscellaneous" for information regarding BA's purchase of two additional series of preferred stock from USAir Group pursuant to its exercise of optional and preemptive purchase rights under the Investment Agreement and its decision not to exercise its optional purchase rights with respect to three additional series of preferred stock.

     Board Representation   USAir Group increased the size of its
Board by three on January 21, 1993 and the Board filled the newly created directorships with designees of BA. Under the terms of the Investment Agreement, USAir Group must use its best efforts to cause BA to be proportionally represented on the Board (on the basis of its voting interest), up to a maximum representation of 25 percent of the total number of authorized directors ("Entire Board"), assuming that such proportional representation is permitted by then applicable U.S. statutory and DOT regulatory or interpretative foreign ownership restrictions ("Foreign Ownership Restrictions"), until the later of the closing of the Second Purchase, as defined under "Possible Additional BA Investments" below, and the date on which BA may exercise under Foreign Ownership Restrictions the rights described under "Certain Governance Matters" below.

     U.S.-U.K. Routes Under the Investment Agreement, USAir Group agreed that as promptly as commercially practicable it would divest or, if divestiture were not possible, relinquish, all licenses, certificates and authorities for each of USAir's routes between the U.S. and the U.K. (the "U.K. Routes") at such time as BA and USAir implemented the code sharing arrangement contemplated by the Investment Agreement discussed below. USAir Group and BA have agreed that they should attempt to mitigate any negative impact on Company employees or communities served by the U.K. Routes and to share any losses suffered as a result of such divestiture or relinquishment with due regard to their respective interests. Accordingly, BA is operating and marketing certain routes formerly operated by USAir under a "wet lease." Under a "wet lease," an airline, in this case USAir, leases its aircraft and cockpit and cabin crews to another airline, in this case BA, for the purpose of operating certain routes or flights. The wet leases had an initial term of one year and may be extended by USAir Group and BA for a cumulative lease term not to exceed two years and eleven months. Rentals under the wet lease are based on USAir's costs. The Investment Agreement provides that BA is to retain the cumulative profits received by it in respect of these routes on the basis of its fully diluted stock ownership in USAir Group and to pay the balance of the profits to USAir Group annually. The routes have not been profitable to date. See "Code Sharing" below. If the contemplated profit sharing cannot be performed, BA will reimburse USAir Group for a portion of any losses suffered by USAir Group in the divesture or relinquishment of the U.K. Routes based on a formula set forth in the Investment Agreement. The route authori-ties which USAir was required to sell or relinquish were the Philadelphia-London and BWI-London route authorities purchased by USAir from TWA in April 1992 for $50 million, and its route authority between Charlotte and London. Assets related to the U.K. Routes were carried on USAir's books at approximately $47 million at December 31, 1994 and USAir expects to recover that amount in full pursuant to the provisions of the Investment Agreement described above.

     During March and April 1993, USAir reached agreement with two air carriers and an airport authority to sell the Philadelphia-London, BWI-London and Charlotte-London route authorities. In June and December 1993, the DOT denied applications for approval of those sale agreements. In July 1993, the DOT awarded the Philadel-phia-London route authority to American. USAir ceased operating the BWI-London route authority on October 1, 1993 as a result of the implementation of the wet leasing and code sharing arrangements with BA. See "Code Sharing" below. In December 1993, the DOT awarded the BWI-London and Charlotte-London route authorities to American, which transferred these route authorities to Nashville and Raleigh/Durham. USAir ceased serving the Charlotte-London route on January 19, 1994 and implemented the code sharing and wet leasing arrangement with BA in that market on that date.

     Code Sharing   BA and USAir Group entered into a code share
agreement on January 21, 1993 (the "Code Share Agreement") pursuant to which certain USAir flights carry the airline designator code of both BA and USAir. Code sharing is a common practice in the airline industry whereby one carrier places its designator code and sells tickets on the flights of another carrier (its code sharing partner). These flights are intended by USAir Group and BA eventually to include all routes provided for under the bilateral air services agreement between the U.S. and the U.K. to the extent possible, consistent with commercial viability and technical feasibility.

     The DOT initially granted approval of the code sharing agreement between USAir and BA on March 17, 1993 for a period of one year. The authorizations to USAir and BA were expanded by a supplemental DOT order on November 12, 1993 to permit code sharing on flights serving an additional number of U.S. points through additional U.S. gateways for BA's transatlantic flights. As of December 31, 1994, USAir and BA had implemented code sharing to 52 of the 65 airports currently authorized by the DOT. On March 17, 1994, the DOT issued an order renewing for one year the code share authorizations but did not act on pending applications filed in January 1994 by USAir and BA to further expand their code sharing to additional U.S. and foreign points via the same and several additional U.S. gateways. The DOT has not yet acted on these applications. On January 13, 1995, USAir and BA filed applications to renew for another one-year term the existing authorizations granted on March 17, 1994. Both USAir and BA in their applications invoked provisions of the Administrative Procedure Act, 5 U.S.C.
Section 558(c), which provides for continuation of existing authorizations pending final DOT action on the renewal applica-tions. The DOT has taken no action with respect to the renewal applications and therefore the existing authorizations have been extended automatically until final action is taken.
                              37

     The Company believes that (i) the code share cities in the U.S. receive greater access to international markets; (ii) it has greater access to international traffic; and (iii) BA's and its customers benefit from better on-line connections as well as coordinated check-in and baggage checking procedures. The Company believes that the code sharing arrangements will generate increased revenues. The DOT may continue to link further renewals of the code share authorization to the U.K.'s liberalization of U.S. air carrier access to the U.K.; however, the code sharing arrangements contemplated by the Code Share Agreement are expressly permitted under the bilateral air services agreement between the U.S. and U.K. Accordingly, USAir expects that the existing code share authorization will continue to be renewed; however, there can be no assurance that this will occur. USAir does not believe that the DOT's failure to renew further the authorization would result in a material adverse change in its financial condition; however, if the authorization is not renewed, consummation of the Second Purchase and the Final Purchase, as defined under "Possible Additional BA Investments" below, may be less likely. As discussed under "Possible Additional BA Investments" below, USAir cannot predict whether or when the Second Purchase or the Final Purchase will be consummated in any event.

     Possible Additional BA Investments   On March 7, 1994, BA
announced that it would not make any additional investments in the Company until the outcome of measures by the Company to reduce costs and improve its financial results is known. Under the terms of the Investment Agreement, assuming the Series F Preferred Stock or any shares issued upon conversion thereof are outstanding and BA has not sold any shares of preferred stock issued to it by USAir Group or any Common Stock or other securities received upon conversion or exchange of the preferred stock, BA is entitled at its option to elect to purchase from USAir Group, on or prior to January 21, 1996, 50,000 shares of Series C Cumulative Convertible Senior Preferred Stock, without par value ("Series C Preferred Stock"), at a purchase price of $10,000 per share, to be paid by BA's surrender of the Series F Preferred Stock and a payment of $200 million (the "Second Purchase"), and, on or prior to Janu-
ary 21, 1998, assuming that BA has purchased or is purchasing simultaneously Series C Preferred Stock, 25,000 (or more in certain circumstances) shares of Series E Cumulative Convertible Exchange-able Senior Preferred Stock, without par value ("Series E Preferred Stock"), at a purchase price of $10,000 per share (the "Final Purchase"). Series E Preferred Stock is exchangeable under certain circumstances at the option of USAir Group into certain USAir Group debt securities ("BA Notes"). If the DOT approves all the transactions and as contemplated by the Investment Agreement, at the election of either BA or USAir Group on or prior to January 21, 1998, BA's purchase of the Series C Preferred Stock (unless previously consummated) and BA's purchase of the Series E Preferred Stock would be consummated under certain circumstances. If BA has not elected to purchase the Series C Preferred Stock by January 21, 1996, then USAir Group may at its option redeem, in whole or in part, Series F Preferred Stock at the higher of market value or the price of $10,000 per share, plus accrued dividends. USAir cannot
                              38
predict whether or when the Second Purchase and Final Purchase will be consummated.

     Terms of the Series C Preferred Stock and Series E Preferred
Stock   The Series C Preferred Stock and Series E Preferred Stock
are substantially similar to Series F Preferred Stock, except as follows. Series C Preferred Stock will be convertible into shares of Class B Common Stock or Non-Voting Class C Stock (as such terms are defined under "Terms of BA Common Stock" below) at an initial conversion price of approximately $19.79, subject to Foreign Ownership Restrictions. Each share of Series C Preferred Stock will be entitled to a number of votes equal to the number of shares of Class B Common Stock into which it is convertible, subject to Foreign Ownership Restrictions. If shares of Series C Preferred Stock are transferred to a third party, they convert automatically at the seller's option into either shares of Common Stock or a like number of shares of Series G Cumulative Convertible Senior Preferred Stock. Series E Preferred Stock will be convertible into shares of Common Stock or Non-Voting Class ET Stock (as defined under "Terms of BA Common Stock" below) at an initial conversion price of approximately $21.74, subject to increase if the Series E Preferred Stock is originally issued on or after January 21, 1997, subject to Foreign Ownership Restrictions. Each share of Series E Preferred Stock will be entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible, subject to Foreign Ownership Restrictions.

     Terms of BA Common Stock To the extent permitted by Foreign Ownership Restrictions, an amendment to USAir Group's charter, which is to be filed with the Delaware Secretary of State immedi-ately prior to the Second Purchase, which BA has announced it will not complete under current circumstances, will create three new classes of common stock - Class B Common Stock, par value $1.00 per share ("Class B Common Stock"), Non-Voting Class C Common Stock, par value $1.00 per share ("Non-Voting Class C Stock"), and Non-Voting Class ET Common Stock, par value $1.00 per share ("Non-Voting Class ET Common Stock," collectively with Class B Common Stock and Non-Voting Class C Common Stock, "BA Common Stock") all of which may be held only by BA or one of its wholly-owned subsidiaries. Except with respect to voting and conversion rights, the BA Common Stock will be substantially identical to the Common Stock. Shares of BA Common Stock will convert automatically to shares of Common Stock upon their transfer to a third party. Subject to Foreign Ownership Restrictions, Class B Common Stock will be entitled to one vote per share. After the effectiveness of the above charter amendment, to the extent permitted by Foreign Ownership Restrictions, Class B Common Stock will vote as a single class with Series C Preferred Stock on the election of one-fourth of the directors and the approval of the holders of Class B Common Stock and Series C Preferred Stock voting as a single class will be required for certain matters.
                              39

     Certain Governance Matters   Following the Second Purchase,
which BA has announced it will not complete under current circum-stances, and assuming these changes are permitted under Foreign Ownership Restrictions, the above charter amendment will fix the size of USAir Group's Board at 16, one-fourth of whom would be elected by BA. The changes to the charter described herein will be required by the Investment Agreement as currently in effect. As noted above, in connection with the consummation of any labor deal, it is likely that the Company and BA would renegotiate certain provisions of the Investment Agreement, although it is uncertain at this time what amendments might be made. In addition, the vote of 80 percent of the Entire Board of USAir Group will be required for approval of the following (with certain limited exceptions): (i) any agreement with the DOT regarding citizenship and fitness matters; (ii) any annual operating or capital budgets or financing plans; (iii) incurring capital expenditures not provided for in a budget approved by the vote of 80 percent of the Entire Board in excess of $10 million in the aggregate during any fiscal year; (iv) declaring and paying dividends on any capital stock of USAir Group or any of its subsidiaries (other than dividends paid only to USAir Group or any wholly-owned subsidiary of USAir Group and any dividends on preferred stock); (v) making investments in other entities not provided for in approved budgets in excess of $10 million in the aggregate during any fiscal year; (vi) incurring additional debt (other than certain debt specified in the Invest-ment Agreement) not in an approved financing plan in excess of $450 million in the aggregate during any fiscal year; (vii) incurring off-balance sheet liabilities (e.g., operating leases) not in an approved financing plan in excess of $50 million in the aggregate during any fiscal year; (viii) appointment, compensation and dismissal of certain senior executives; (ix) acquisition, sale, transfer or relinquishment of route authorities or operating rights; (x) entering into material commercial or marketing agreements or joint ventures; (xi) issuance of capital stock (or debt or other securities convertible into or exchangeable for capital stock), other than (A) the stock options granted to employees in return for pay reductions under the USAir Group 1992 Stock Option Plan, as described under "Employees" above, (B) to USAir Group or any direct or indirect wholly owned subsidiary of USAir Group, (C) pursuant to the terms of USAir Group securities outstanding when a certain amendment to USAir Group's charter required in connection with consummation of the Second Purchase becomes effective, or (D) pursuant to the terms of securities the issuance of which was previously approved by the vote of 80 percent of the Entire Board; (xii) acquisition of its own equity securities other than from USAir Group or its subsidiaries, or pursuant to sinking funds or an approved financing plan; and (xiii) establish-ment of a Board committee with power to approve any of the foregoing. This supermajority vote requirement would allow any four directors, including those elected by BA, to withhold approval of the actions described above if they believe them to be contrary to the best interests of USAir. The supermajority vote would not be required with regard to the foregoing actions to the extent they involve the enforcement by USAir Group of its rights under the Investment Agreement.
                              40

     Following the Second Purchase, which BA has indicated it will not complete under current circumstances, to the extent permitted under Foreign Ownership Restrictions, USAir Group and BA will integrate certain of their respective business operations pursuant to certain "Integration Principles" included in the Investment Agreement. In addition, to the extent permitted by Foreign Ownership Restrictions or pursuant to specific DOT approval, an "Integration Committee," headed by the chief executive officers of USAir Group and BA and by an Executive Vice President-Integration of USAir Group, would oversee the integration subject to the ultimate discretion of USAir Group's Board. As of the Final Purchase, which BA has indicated it will not complete under current circumstances, to the extent permitted by Foreign Ownership Restrictions, the Investment Agreement provides for the establish-ment of a committee ("Appointments Committee") of the Board of USAir Group, composed of USAir Group's chief executive officer, BA's chief executive officer and another director serving on both USAir Group's Board and BA's board of directors, to handle all employment matters relating to managers at the level of vice president and above, except for certain senior executives.

     BA's governance rights after the Second Purchase and the Final Purchase, which BA has indicated it will not complete under current circumstances, are subject to reduction if BA reduces its holding in USAir Group under the following circumstances. If BA sells or transfers, in one or more transactions, BA Preferred Stock, Common Stock or BA Common Stock (collectively, Common Stock and BA Common Stock are hereinafter referred to as "Non-Preferred Stock") issued directly or indirectly upon the conversion thereof such that the aggregate purchase price of the BA Preferred Stock, BA Notes, Non-Preferred Stock or other equity securities of USAir Group held by BA and its directly or indirectly wholly owned subsidiaries following such sale or transfer (the "BA Holding") is less than both two-thirds of the aggregate purchase price of all BA Preferred Stock, BA Notes, Non-Preferred Stock or other equity securities of USAir Group acquired by BA and its subsidiaries following Janu-
ary 21, 1993 and $750 million (or $500 million if the Final Purchase has not occurred), then (i) the number of directors elected by the Class B Common Stock and the Series C Preferred Stock, voting together as a single class, will be limited to two;
(ii) the directors elected by the Common Stock, Series A Preferred Stock, Series E Preferred Stock, Series T Preferred Stock, as defined under "Miscellaneous" below, and other capital stock with voting rights will no longer be required to include two directors selected from among the outside directors on the board of directors of BA; (iii) special class voting rights applicable to the Class B Common Stock and Series C Preferred Stock will no longer apply; and
(iv) BA will no longer participate in the Appointments Committee. In addition, if the BA Holding becomes less than both one-third of the aggregate purchase price of all BA Preferred Stock, BA Notes, Non-Preferred Stock or other equity securities of USAir Group acquired by BA and its subsidiaries following January 21, 1993 and $375 million (or $250 million if the Final Purchase has not occurred), then the number of directors elected by the Class B Common Stock and the Series C Preferred Stock, voting together as
                              41
a single class, will be reduced to one. If the BA Holding becomes less than $100 million, then the Class B Common Stock and the Series C Preferred Stock will no longer vote together as a single class with respect to the election of any directors of USAir Group, but will vote together with the Common Stock, the Series A Preferred Stock and any other class or series of capital stock with voting rights with respect to the election of directors of USAir Group.

     Miscellaneous   Under the terms of the Investment Agreement,
BA has the right to maintain its proportionate ownership (based on the assumed consummation of the Second Purchase and the Final Purchase) of USAir Group's securities under certain circumstances by purchasing shares of certain series of Series T Preferred Stock, Common Stock or BA Common Stock. Pursuant to these provisions, on June 10, 1993, BA purchased (i) 152.1 shares of Series T-1 Preferred Stock for approximately $1.5 million as a result of certain issuances during the period January 21 through March 31, 1993 of Common Stock in connection with the exercise of certain employee stock options and to certain defined contribution retirement plans; and (ii) 9,919.8 shares of Series T-2 Preferred Stock for approximately $99.2 million as a result of USAir Group's issuance on May 4, 1993 of 11,500,000 shares of Common Stock for net proceeds of approximately $231 million pursuant to a public underwritten offering. Because BA partially exercised its preemptive right in connection with the Common Stock offering and the offering price was below a certain level, the conversion price of the Series F Preferred Stock was antidilutively adjusted on June 10, 1993 from $19.50 to $19.41 per share. As a result, the Series F Preferred stock is convertible into 15,458,851 shares of Common Stock or Non-Voting Class ET Common Stock. BA advised the Company that it would not exercise its optional purchase rights under the Investment Agreement to buy additional series of Series T Preferred Stock triggered by issuances of Common Stock of the Company pursuant to certain Company benefit plans during 1994.

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





              (this space intentionally left blank)
                              42

Item 2.   Properties

Flight Equipment

     At December 31, 1994, USAir operated the following jet aircraft:

                   Passenger  Avg. Age   Owned    Leased
     Type           Capacity   (Years)    (1)       (2)     Total
     ----          ---------  --------   -----    ------    -----
Boeing 767-200ER(3)   212        6.1        4         5        9
Boeing 757-200        182        5.4       16        11       27
Boeing 727-200        151       16.1        -         6        6
Boeing 737-400        146        5.1       19        35       54
McDonnell Douglas
  MD-80               141       12.9       15        16       31
Boeing 737-300(4)     128        8.0       24        76      100
Boeing 737-200        110       13.0       46        20       66
Douglas DC-9-30       102       21.9       58        14       72
Fokker 100             98        4.1       36         4       40
Fokker F28-4000        68       10.6        4        15       19
                                ----      ---       ---      ---
                                10.8      222       202      424
                                ====      ===       ===      ===

(1) Of the owned aircraft, 115 were pledged as collateral for various secured financing obligations aggregating $2.2 billion at December 31, 1994.
(2)  The terms of the leases expire between 1995 and 2015.
     Includes two 737-300 aircraft that were returned to the lessor in April 1995.
(3) The above table excludes one owned and two leased Boeing 767-200ER which USAir leased to BA under a wet lease arrangement at December 31, 1994. See "British Airways Investment Agreement - U.S.-U.K. Routes."
(4) Includes aircraft that USAir has agreed to sell. See Item 1. "Business - Major Airline Operations." The average age of these aircraft is 8.9 years.

     At December 31, 1994, USAir Group's three regional airline subsidiaries operated the following propeller-driven aircraft:

                   Passenger  Avg. Age     Owned    Leased
     Type           Capacity   (Years)      (1)       (2)   Total
     ----          ---------  --------     -----    ------  -----
de Havilland Dash 7    50       13.7         2         3       5
de Havilland Dash 8    37        5.4        33        40      73
Embraer Model
  120 Brasilia         28        7.5         -         7       7
  120 Brasilia         30        4.8         -         2       2
British Aerospace
  Jetstream 31         19        7.5         5        19      24
                                ----       ---       ---     ---
                                 6.3        40        71     111
                                ====       ===       ===     ===

(1) Of the owned aircraft, 13 were pledged as collateral for various secured financing obligations aggregating $50.3 million at December 31, 1994, five were owned by USAir Leasing and Services, and four were owned by USAir.
(2)  The terms of the leases expire between 1995 and 2010.

     USAir is a party to purchase agreements that provide for the future acquisition of new jet aircraft. Jetstream is party to an agreement with Dornier LuftFahrt Gmbh which provides for the firm acquisition by operating lease of 20 Dornier 328-100 series aircraft by December 1995 and 20 options to acquire such aircraft. Allegheny and Piedmont have agreements to acquire additional Dash 8 aircraft. USAir Leasing and Services has a commitment to sell its five owned J-31s in 1995. Jetstream intends to return the 28-seat Embraer Brasilia to a lessor in 1995 and to sublease the 30-seat Brasilia to another air carrier. See Note 4(d) to the Company's consolidated financial statements for outstanding commitments and options for the purchase of flight equipment. The Company's subsidiary airlines maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

     USAir owns one and leases 17 BAe 146-200 aircraft, leases two Boeing 727-200, owns six Boeing 737-200, and owns seven Fokker F28-1000 aircraft that were parked in storage facilities and not in its operational fleet at December 31, 1994. USAir recorded substantial charges during 1994 to recognize costs associated with repair parts, inventory and future lease payments for certain parked aircraft. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, certain of the Company's subsidiaries lease ten owned Fokker F28-1000 aircraft and nine owned Boeing 737-200 aircraft to outside parties.

     USAir is a participant in the Civil Reserve Air Fleet ("CRAF"), a voluntary program administered by the Air Mobility Command (the "AMC"). The General Services Administration of the United States government also requires that airlines participate in CRAF in order to receive United States government business. The United States government is the largest customer of USAir. USAir's commitment under CRAF is to provide three Boeing 767 aircraft in support of military operations, probably for aeromedical missions, as specified by the AMC. To date, the AMC has not requested USAir to activate any of its aircraft under CRAF.

Ground Facilities

     USAir leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Washington National Airport; its principal operating, overhaul and maintenance bases at the Pittsburgh and Charlotte/ Douglas International Airports; major training facilities in Pittsburgh and Charlotte; central reservations offices in several cities; and line maintenance bases and local ticket, cargo and administrative offices throughout its system. USAir owns property in Fairfax, Virginia, a training facility in Winston-Salem, North Carolina, a reservations and training facility in San Diego, California, and a reservations facility in Orlando, Florida. USAir's property in Fairfax, Virginia is leased to the U.S. government and is currently for sale. Allegheny owns its principal ground facilities in Middletown, Pennsylvania. Jetstream leases its principal ground facilities in Dayton, Ohio. Piedmont leases its principal ground facilities in Salisbury, Maryland, Norfolk, Virginia and Jacksonville, Florida.

     The Company's airline subsidiaries utilize public airports for their flight operations under lease arrangements with the govern-ment entities that own or control these airports. Airport authorities frequently require airlines to execute long-term leases to assist in obtaining financing for terminal and facility
construction.   Any future requirements for new or improved airport
facilities and passenger terminals will require additional expenditures and long-term commitments. Several significant projects which affect large airports on USAir's route system are discussed below.

     The new terminal at Pittsburgh International Airport commenced operation in October 1992. The construction cost of the new terminal, approximately $800 million, was financed largely through the issuance of airport revenue bonds. As the principal tenant of the new facility, USAir pays a portion of the cost of the new terminal through rents and other charges pursuant to a use agreement which expires in 2018. USAir's terminal rental expense at Pittsburgh was approximately $46 million annually in 1994. The new facility has provided additional gate capacity for USAir and has enhanced the efficiency and quality of its hub services at Pittsburgh. In addition to the annual terminal rental expense, USAir is recognizing approximately $13 million annual rental expense for property and equipment typically owned by USAir at other airports. The annual terminal rental expense is subject to adjustment, depending on the actual airport operating costs, among other factors. These rents are reflected in Note 4(b), "Lease Commitments", to the Company's and USAir's respective consolidated financial statements.

     The East End Terminal at LaGuardia, which cost approximately $177 million to construct, opened in the third quarter of 1992. USAir, USAir Express and the USAir Shuttle operations at LaGuardia are conducted from this new terminal and the adjoining USAir Shuttle terminal. The East End Terminal has 12 jet gates. USAir recognizes approximately $32 million in annual rental expense for the new terminal and is responsible for all maintenance and operating costs.

     In 1993, USAir and the City of Philadelphia reached an agreement to proceed with certain capital improvements at Philadel-phia International Airport, where USAir has its third largest hub. The improvements include approximately $85 million in various terminal renovations and a new $220 million commuter airline runway expansion project, exclusive of financing costs. Depending on the timing of certain federal environmental reviews, USAir expects construction on the terminal project will begin in 1995 and will be completed in 1996 or 1997. The runway expansion project may begin in 1995 and is not expected to be completed until 1999 or 2000.
The Company expects that its annual costs of operations at Philadelphia International Airport will increase by approximately $14 million once construction is complete, representing more than a 40% increase.

     The Washington National Airport Authority, which operates Washington National Airport, is currently undertaking a $1 billion capital development project at Washington National Airport, which includes construction of a new terminal currently expected to commence operation in the first quarter of 1997. Based on current projections, the Company estimates that its annual operating expenses at Washington National Airport will more than double, increasing by approximately $10 million to $15 million.

     In January 1995, USAir announced plans to dispose of its hangar at Indianapolis. The closing of this facility is expected to save approximately $2.4 million per year in rental payments. Initial costs associated with the closing are estimated to be $4.5 million for employee relocation.

     USAir intends to divest six of nine gates it holds at Newark International Airport. It is currently negotiating with another carrier with respect to the disposition of those gates. USAir anticipates that the divestiture will result in an annual rent reduction of approximately $4 million.

     During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are collected by the airlines from their passengers, are limited to $3.00 per enplanement, and to no more than $12.00 per round trip. The legislation provides that the airlines will be reimbursed for the cost of collecting these charges and remitting the funds to the airport authorities. To date, more than 230 airports, including airports in Boston, Baltimore, Washington, Newark, New York City, Philadelphia, Orlando and Tampa (which are major markets served by USAir), have imposed PFCs. These airports receive more than $1 billion annually in PFCs. As a result of downward competitive pressure on fares, USAir and other airlines have been unable in many instances to pass on the cost of the PFCs to passengers.

     With respect to the magnitude of airport rent and landing and other user fees generally, federal law prohibits States and their subdivisions from collecting these fees, other than reasonable rental charges, landing fees and other service charges, from
aircraft operators for the use of airport facilities.   Controver-
sies have arisen in recent years concerning the allocation of airport costs among the airlines, general aviation and concession-aires operating at the airport. In addition, during 1993 and 1994, the controversy surrounding the diversion by airport and other governmental authorities of airport revenues continued to grow. Airport revenues typically consist primarily of rents and landing and other user fees paid by the airlines operating at the airport. Under federal law, federal transportation funds could be denied to certain airports that engage in diversion of these revenues. In August 1994, Congress enacted legislation which strengthens prohibitions on revenue diversion. The DOT recently established procedures for the resolution of disputed charges imposed by airports. It is too early to tell how the DOT will resolve disputes between airport operators and the carriers under these new procedures.

Item 3.  Legal Proceedings

     USAir has been named as party to, or may be affected by, legal proceedings brought by owners and residents of property located in the vicinity of certain commercial airports. The plaintiffs generally seek to enjoin certain aircraft operations at those airports or to obtain awards of damages on the defendant airport operators and air carriers as a result of alleged aircraft noise or air pollution. The relative rights and liabilities among property owners, airport operators, air carriers and Federal, state and local governments are the subject of ongoing interpretation by the courts. Any liability imposed on airport operators or air carriers, or the granting of any injunctive relief against them, could result in higher costs to air carriers, including the Company's airline subsidiaries.

     The Equal Employment Opportunity Commission and various state and local fair employment practices agencies are investigating charges by certain job applicants, employees and former employees of the Company's subsidiaries involving allegations of employment discrimination in violation of Federal and state laws. The plaintiffs in these cases generally seek declaratory and injunctive relief and monetary damages, including back pay. In some instances they also seek classification adjustment, compensatory damages and punitive damages.

     The above proceedings are in various stages of litigation and investigation, and the outcome of these proceedings is difficult to predict. In the Company's opinion, however, the disposition of these matters is not likely to have a material adverse effect on its financial condition or results of operations.

     USAir is involved in legal proceedings arising out of its two aircraft accidents that occurred in July and September 1994 near Charlotte, North Carolina and Pittsburgh, Pennsylvania, respective-ly. The NTSB held hearings beginning in September 1994 relating to the July accident and January 1995 relating to the September accident. In April 1995, the NTSB issued its finding of probable causes with respect to the accident near Charlotte. It assigned as probable causes flight crew errors and the failure of air traffic control to convey weather and windshear hazard information. The NTSB has not yet issued its final accident investigation report for the accident near Pittsburgh. USAir expects that it will be at least two to three years before the accident litigation and related settlements will be concluded. USAir believes that it is fully insured with respect to this litigation and has recovered its claims related to the loss of the two aircraft. Therefore, the Company believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations. However, due to these two aircraft accidents, it is probable that the Company's insurance costs will increase upon renewals of various policies in 1995. See Item 1. "Business - Insurance."

     In 1989 and 1990, a number of U.S. air carriers, including USAir, received two Civil Investigative Demands ("CIDs") from the DOJ (a CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action) related to investigations of price fixing in the domestic airline industry.

     The investigations by the DOJ culminated in the filing of a lawsuit against Airline Tariff Publishing Company ("ATPCo") and eight major air carriers, including USAir, alleging that the defendants had agreed to fix prices in violation of Section 1 of the Sherman Act through the methods used to disseminate fare data to ATPCo, an airline-owned fare publishing service. To avoid the costs associated with protracted litigation and an uncertain outcome, USAir and another carrier decided to settle the lawsuit by entering into a consent decree to modify their fare-filing practices in certain respects and to implement compliance programs that would include education of employees regarding the carrier's responsibilities under the consent decree. Accordingly, the consent decree and the U.S. Government's complaint were filed contemporaneously in the U.S. District Court for the District of Columbia in December 1992. On November 1, 1993, after it had reviewed comments filed regarding the consent decree, the Court entered the decree. In March 1994, the remaining six air carrier defendants agreed to the entry of a separate consent decree to settle the lawsuit. USAir petitioned the Court to have its consent decree amended to conform with the other settlement and the Court entered an amended consent decree on September 21, 1994.

     On March 19, 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit. The class action suit, which was filed in July 1990, alleged that the airlines used ATPCo to signal and communicate carrier pricing intentions and otherwise limit price competition for travel to and from numerous hub airports. Under the terms of the settlement, the six air carriers paid $45 million in cash and issued $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines.
USAir's share of the cash portion of the settlement, $5 million, was recorded in results of operations for the second quarter of 1992. The certificates, mailed to approximately 4.1 million claimants between December 15 and 31, 1994, provide a dollar-for-dollar discount against the cost of a ticket generally of up to a maximum of 10 percent per ticket, depending on the cost of the ticket. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow. However, due to the interchangeability of the certifi-cates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates, and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on further passenger revenue and cash flows. USAir has employed the incremental cost method to estimate a range of costs attributable to the exercise of the certificates, based on the assumption that the estimated maximum number of certificates to be redeemed for travel on USAir will be related to USAir's market share relative to the total market share of the six carriers involved in the settlement. USAir's estimated percentage of such market share is less than nine percent. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, liability insurance, and denied boarding compensation expenses expected to be incurred on a per passenger basis. USAir has estimated that its incremental cost will not be material based on the equivalent free trips associated with the settlement.

     On October 11, 1994, USAir and seven other carriers entered into a settlement agreement with a group of State Attorneys General resolving similar issues with the states. The settlement entitles passengers traveling within the United States on state government business to a 10% discount off the published fares of each of the settling carriers and will be available for 18 months or until the combined discount amount reaches $40 million. Following a notice and public comment period, the reviewing judge will conduct a hearing to determine whether this settlement is a fair one. The hearing is scheduled for May 10, 1995. The Company does not expect that this settlement will have a material adverse effect on its financial condition or results of operations. As was the case with the settlement of the private antitrust litigation, it is difficult to predict the amount of discounted state travel that will occur on USAir. Thus, a dollar impact of the settlement cannot be estimat-ed.

     In February and March 1995, several class action lawsuits were filed in various federal district courts by travel agencies and a travel agency trade association alleging that most of the major U.S. airlines, including USAir, violated the antitrust laws when they individually capped travel agent commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. USAir intends to vigorously defend itself against the allegations made in these lawsuits. The plaintiffs are seeking unspecified treble damages for restraint of trade and an injunction to prevent the airlines from implementing or maintaining the cap on commissions. Because the lawsuits are in the first stages of litigation, USAir is unable to predict at this time their ultimate resolution or potential impact on the Company's financial condition and results of operations.

     In March 1995, a number of U.S. carriers, including USAir, received a CID from the DOJ related to an investigation of incentives paid to travel agents over and above the base commission payments, which are the subject matter of the suits recently brought by travel agencies, as discussed above. USAir responded to an earlier CID on this topic during 1994. USAir is required to produce documents and respond to interrogatories in connection with this CID. USAir intends to comply with the requirements of the CID. Because this matter is in the investigatory stage, USAir is unable to predict at this time its ultimate resolution or potential impact on the Company's financial condition and results of operations.

     In February 1995, two members of USAir's frequent traveler program filed a class action lawsuit in Pennsylvania state court against USAir after it raised the required minimum level of miles necessary to earn a free ticket. The plaintiffs allege breach of contract and seek unspecified damages and specific performance of the contract allegedly breached. USAir denies the allegations.
The ultimate resolution of this lawsuit and its potential impact on the Company's financial condition and results of operations cannot be predicted at this time.

     USAir and certain of the Company's other subsidiaries have received notices from the U.S. Environmental Protection Agency and various state agencies that it is a potentially responsible party with respect to the remediation of existing sites of environmental concern. Only two of these sites have been included on the Superfund National Priorities List. USAir and the other subsidiar-ies continue to negotiate with various governmental agencies concerning known and possible cleanup sites. These companies have made financial contributions for the performance of remedial investigations and feasibility studies at sites in Moira, New York; Escondido, California; Newberry Township, Pennsylvania; Elkton, Maryland; and Salisbury, Maryland.

     Because of changing environmental laws and regulations, the large number of other potentially responsible parties and certain pending legal proceedings, it is not possible to reasonably estimate the amount or timing of future expenditures related to environmental matters. The Company provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known contingencies, it is possible that additional reserves could be required in the future which could have a material effect on results of operations. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the Company's financial position or results of operations based on the Company's experience with similar environmental sites.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                             Part II

Item 5A.  Market for USAir Group's Common Equity and Related
          Stockholder Matters

Stock Exchange Listings

     The Common Stock of the Company is traded on the New York Stock Exchange (Symbol U). On February 28, 1995, there were approximately 61,856,000 shares of Common Stock of the Company outstanding. The stock was held by 36,857 stockholders of record. The holders reside throughout the United States and abroad.

Market Prices of Common Stock

     Presented below are the high and low sale prices of the Common Stock of the Company as reported on the New York Stock Exchange
Composite Tape during 1994 and 1993:

         Period                   High               Low
         ------                   ----               ---
          1994
     First Quarter               15 1/8             8
     Second Quarter               8 1/8             6 1/4
     Third Quarter                7 1/2             4
     Fourth Quarter               5 3/8             4

          1993
     First Quarter               20 1/4            12 7/8
     Second Quarter              24 3/4            15 3/8
     Third Quarter               17 1/2            11 1/8
     Fourth Quarter              15                12 3/8

     Holders of the Common Stock are entitled to receive such dividends as may be lawfully declared by the Board of Directors of the Company. A Common Stock dividend of $.03 per share was paid in every quarter from the second quarter of 1980 through the second quarter of 1990. In September 1990, however, the Company suspended the payment of dividends on Common Stock for an indefinite period. The Company is subject to statutory restrictions on the payment of dividends according to capital surplus requirements of Delaware law. At December 31, 1994, the Company's capital surplus was exhausted and therefore, under Delaware law, the Company is legally restricted from paying dividends until its capital surplus becomes positive. Surplus is the remainder of (i) net assets (total assets less total liabilities), less (ii) total capital (that amount of preferred and common equity designated as capital by a company's board of directors). At December 31, 1994, the Company's capital deficit was approximately $199.3 million. The Company's net assets were in a deficit balance of approximately $138.2 million, and its total capital was approximately $61.1 million (the $61.1 million is all attributable to the Company's Common Stock; capital for all of the Company's preferred stock issuances is a nominal amount of one cent per share). In order for the Company to return to a capital surplus position, it must realize substantial profits or increase its equity through other measures, such as the sale of additional common or preferred stock. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8A. Notes 8 and 9 to the Company's consolidated financial statements.

Foreign Ownership Restrictions

     In connection with BA's 1993 investment in the Company, the Company's stockholders approved an amendment to its restated certificate of incorporation ("Charter") at the 1993 annual meeting that is designed to prevent the loss of USAir's operating certifi-cates due to foreign ownership or control of the Company's voting securities exceeding the level permitted by relevant Federal law. Under current law, foreign citizens cannot own or control more than 25% of the Company's voting securities.

     The Charter provides that: (i) transfers of the Company's voting securities to non-U.S. citizens ("Aliens") on or after May 27, 1993 are prohibited; (ii) Aliens that acquire beneficial ownership of the Company's voting securities on or after May 27, 1993 have no voting rights; (iii) the Company can compel these Aliens to sell their securities to U.S. citizens; (iv) the Company can redeem or exchange the voting securities beneficially owned by these Aliens; and (v) the independent directors of the Company, who are those directors other than those employed by or affiliated with BA or the Company, have broad powers to construe and apply these provisions of the Charter, including the determination as to whether Aliens have become the beneficial owners of the Company's voting securities.

Item 5B.  Market for USAir's Common Equity and Related Stockholder
          Matters

     There is no established public trading market for USAir's Common Stock, which is all owned by USAir Group. No dividends were paid in 1994 or 1993. USAir is subject to statutory restrictions on the payment of dividends according to capital surplus require-ments of Delaware law. At December 31, 1994, USAir's capital surplus was exhausted and therefore, under Delaware law, USAir is legally restricted from paying dividends until its capital surplus becomes positive. Surplus is the remainder of (i) net assets (total assets less total liabilities), less (ii) total capital (that amount of preferred and common equity designated as capital by a company's board of directors). At December 31, 1994, USAir's capital deficit was approximately $273.2 million. USAir's net assets were in a deficit balance of approximately $273.2 million, and its total capital was a nominal amount. In order for USAir to return to a capital surplus position, it must realize substantial profits or increase its equity through other measures, such as the sale of additional common or preferred stock. See Item 7. "Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8B. Note 7 to USAir's consolidated financial statements.

     Covenants related to USAir's 10% and 9 5/8% senior unsecured notes currently do not permit the payment of dividends by USAir to USAir Group. However, these covenants do not restrict USAir from loaning or advancing funds to USAir Group.

Item 6.  Selected Financial Data

     Selected financial data for USAir Group is presented below:

                                                1994          1993         1992          1991        1990
                                                ----          ----         ----          ----        ----
                                                         (in millions except per share amounts)
Consolidated Statement of Operations
Operating Revenues                             $ 6,997      $ 7,083      $ 6,686      $ 6,514      $ 6,559
Operating Expenses                             $ 7,489      $ 7,179      $ 7,033      $ 6,698      $ 7,068
Operating Income (Loss)                        $  (491)     $   (96)     $  (347)     $  (184)     $  (509)
Income (Loss) Before Accounting Change         $  (685)     $  (349)     $  (601)     $  (305)     $  (454)
Accounting Change  (1)                               -          (44)        (628)           -            -
                                                ------       ------       ------       ------       ------
Net Income (Loss)                              $  (685)     $  (393)     $(1,229)     $  (305)     $  (454)

Net Income (Loss) Applicable to Common
   Stockholders                                $  (763)     $  (467)     $(1,281)     $  (350)     $  (488)

Income (Loss) Per Share:
   Before Accounting Change                    $(12.73)     $ (7.68)     $(13.88)     $ (7.62)     $(10.89)
   Effect of Accounting Change                       -        (0.80)      (13.35)           -            -
                                                ------       ------       ------       ------       ------
   Income (Loss) Per Share                     $(12.73)     $ (8.48)     $(27.23)     $ (7.62)     $(10.89)

Dividends Per Common Share                     $     -      $     -      $     -      $     -      $  0.06

Consolidated Balance Sheet
Total Assets                                   $ 6,808      $ 6,878      $ 6,595      $ 6,450      $ 6,574
Long-Term Obligations and Redeemable
   Preferred Stock (2) (3)                     $ 4,699      $ 4,198      $ 3,714      $ 2,577      $ 2,743
Series B Preferred Stock  (3)                      213          213          213          213            -
Common Stockholders' Equity (Deficit) (3)       (1,110)        (426)        (169)       1,105        1,434
                                                ------       ------       ------       ------       ------
Total Stockholders' Equity (Deficit) (3)       $  (897)     $  (213)     $    44      $ 1,318      $ 1,434

Shares of Common Stock Outstanding                61.1         59.2         47.2         46.6         45.5
Book Value Per Share (4)                       $(18.71)     $ (7.19)     $ (3.58)     $ 23.69      $ 31.50

(1)       Cumulative effect of change in method of accounting for postemployment benefits in 1993 and postretirement benefits other than pensions (net of income tax benefit of $117.6) in 1992.  See Note 11 of the USAir Group consolidated financial statements for more information.
(2)       Long-term obligations include long-term debt, capital leases and postretirement benefits other than pensions, non-
          current.
(3)       1994 does not include deferred dividends on preferred stock.  See Note 8 to USAir Group's consolidated financial statements.
(4)       Based on Common Stockholders' Equity (Deficit), which is adjusted to reflect deferred dividends on preferred stock as though they had been declared.  See Note 8 to USAir Group's consolidated financial statements.

Note: Numbers may not add or calculate due to rounding.

Item 7. Management's Discussion and Analysis of Financial Condi-tion and Results of Operations


    The following discussion relates to the financial results and condition of USAir Group, Inc. (the "Company"). USAir, Inc. ("USAir") is the Company's principal subsidiary and accounts for approximately 93% of its operating revenue. Therefore, the following discussion is based primarily upon USAir's results of operations and prospects.

    The primary factor that currently influences the Company's financial results and its future prospects is USAir's high cost structure amid the low cost, low fare environment which character-izes the U.S. airline industry. The Company has recorded net losses in excess of $3 billion on revenues of approximately $40 billion since 1988, which was its most recent profitable year.

    The U.S. airline industry has undergone dramatic and permanent changes in recent years, generally resulting in lower operating costs and fares. As discussed in more detail below, the current competitive environment is the result of several factors including the emergence and expansion of low cost, low fare carriers, the protection and cost restructuring opportunities afforded to certain carriers while operating under Chapter 11 of the Bankruptcy Code, and other cost restructuring initiatives among major airlines, including employee concessions in exchange for equity ownership. USAir believes that it must reduce its operating costs substantial-ly if it is to survive in this low cost, low fare competitive environment.

    USAir began negotiating with the unions representing certain of its employees in 1994 and, as described in Item 1. "Business - Agreement in Principle with Pilots' Union," signed an agreement in principle on March 29, 1995 with the negotiating committee of the Air Line Pilots Association ("ALPA") Master Executive Council.
ALPA represents USAir's pilots and the Master Executive Council is ALPA's governing body. The agreement in principle is subject to many significant conditions. It is uncertain whether USAir will be successful in reaching agreements with its other unions and whether or when any transactions with one or more of the unions will be consummated. As discussed below, the Company has taken various steps to reduce its non-labor costs including a five percent reduction in capacity to be phased in during April to June 1995.
In addition, the Company is evaluating and considering the risks associated with various strategic options, including further downsizing.

                       Low Cost, Low Fare Environment

    The growth and expansion of low cost, low fare carriers into USAir's markets in the eastern U.S. and the improved competitive position of other major airlines which have substantially reduced their operating costs together represent an urgent competitive
                              54
challenge for USAir, which has higher operating costs than its competitors. Unless USAir is able to reduce its operating costs, competition from lower cost airlines in USAir's markets will continue to have a material adverse impact on USAir's cash position and therefore, its ability to sustain operations. See "Liquidity and Capital Resources" below.

    In October 1993, Continental Airlines ("Continental) inaugu-rated its low cost, low fare "Continental Lite" service on certain routes in the eastern U.S. also served by USAir. During 1994, Continental substantially expanded the Continental Lite service into additional markets also served by USAir. Continental has operating costs that are substantially lower than those of USAir. In February 1994, to avoid a loss of market share in the eastern U.S., USAir began to substantially lower its fares in primary and secondary markets affected by the expansion of Continental's low cost, low fare service. By late 1994, USAir competed with Continental in primary and secondary markets from which USAir then generated approximately 46% of its passenger revenue and offered fares in these markets up to 70% lower than the beginning of 1994. In January 1995, Continental announced its intention to reduce its capacity, to eliminate 4,000 jobs, and to reduce its Continental Lite service by 40% during 1995. This action has affected markets in which USAir and Continental compete. However, any impact on the Company's results of operations or financial position cannot be estimated at this time. See Item 1. "Business - Significant Impact of Low Cost, Low Fare Competition" and "Industry Restructuring."

    In September 1993, Southwest Airlines, Inc. ("Southwest"), a low cost, low fare air carrier which had not previously provided service to or in the eastern U.S., inaugurated service from Baltimore/Washington International Airport ("BWI") at fares substantially below those previously offered by USAir and other airlines in the same markets. BWI is one of USAir's hub airports. USAir responded by matching most of Southwest's fares and increas-ing the frequency of service in related markets. Southwest further expanded its service from BWI during 1994 and USAir reduced its fares to avoid the loss of traffic. USAir believes that Southwest and other low cost carriers likely will expand their operations to additional markets also served by USAir. See Item 1. "Business - Significant Impact of Low Cost, Low Fare Competition."

    In 1993, Northwest Airlines, Inc. ("Northwest") and Trans
World Airlines, Inc. ("TWA") sought and obtained from unionized employees substantial concessions and productivity improvements.
In exchange, these employees have received ownership interests in those companies. In 1994, United Airlines, Inc. ("United") completed a transaction which traded employee concessions for a substantial ownership stake. The stated intent and purpose of these labor concessions are to enable these carriers to lower their operating costs. United initiated a low cost, low fare operation in the western U.S. in October 1994. USAir substantially reduced the frequency of its service between San Francisco and Los Angeles in November 1994 and will close its crew base in San Francisco in the first half of 1995. See the discussion in "Results of

Operations" below for information regarding a $25.9 million charge recorded as a result of this action. United could initiate additional low cost, low fare service in other markets served by USAir.

    Delta Air Lines ("Delta") is currently engaged in a restruc-turing initiative, announced in April 1994, that is intended to reduce its operating costs through measures which include the elimination of up to 15,000 positions, or approximately 20% of its work force. Delta is currently in discussion with certain of its employees regarding concessions. American Airlines ("American") has announced a restructuring of its non-union workforce and that it is seeking $750 million in concessions and productivity gains from its unionized workers. TWA has negotiated further productivi-ty improvements with its unionized employees and has proposed another restructuring transaction in which, among other things, certain creditors would swap debt for equity. As discussed above, Continental plans to reduce its workforce by 4,000 and reduce service levels. Southwest has agreed with its pilots on a new ten year contract that provides for no wage increases in the first five years, providing for grants of stock options to the pilots instead. The announcements by Delta, American, TWA, Continental and Southwest further illustrate the trend among the major U.S. airlines to restructure in order to reduce operating and other costs and enable them to compete in a low fare environment. See
Item 1. "Business - Industry Restructuring."

    The Company is actively pursuing several initiatives in an effort to enhance its revenues and to reduce USAir's costs. The Company's goal is to achieve a pre-tax margin of 3.0% in the next one to two years and a 7.5% pre-tax margin longer term. The Company believes that it must reduce USAir's annual operating expenses by approximately $1 billion in order to achieve its margin goals.

    The Company is seeking to realize half, or approximately $500 million, of the $1 billion of annual savings through reductions in personnel costs, which are the largest single component of USAir's operating costs. USAir is engaged in discussions with the leadership of its unionized employees regarding the $500 million annual savings in personnel costs it desires to achieve through wage and benefit reductions, improved productivity, and other cost savings and has reached an agreement in principle with ALPA. The agreement in principle is subject to many significant conditions. See Item 1. "Business - Agreement in Principle with Pilots' Union." The timing and outcome of USAir's discussions with its other labor unions are uncertain. No assurance can be given whether or when any transactions with any of the unions will be consummated or what the terms of any such transactions might be. Even if the savings described above are achieved, it remains uncertain whether they will be adequate in light of the Company's financial condition and competitive position. See Item 1. "Business - Major Airline Operations."

    The Company plans to achieve the remaining $500 million in annual cost savings through a combination of initiatives including: organizational and process re-engineering; rationalization of USAir's jet fleet; centralization of USAir's purchasing function; operations research initiatives intended to improve operational efficiency and maximize passenger revenue generation; and the outsourcing of certain cargo, catering, and communications positions. The Company currently expects to realize at least $250 million to $300 million savings from these initiatives during 1995 and will continue to pursue additional savings. However, there can be no assurance that these savings will be fully realized. See
Item 1. "Business - Major Airline Operations" for additional discussion about the various initiatives.

    USAir has implemented several programs intended to enhance its results of operations. These include USAir's quick turn program which results in increased utilization of aircraft, facilities, and personnel. In January 1995, USAir introduced a convertible passenger cabin in certain markets which will allow USAir to offer a premium service, branded "Business Select," to higher yield business passengers. USAir expects to determine whether to expand the Business Select service later in 1995. This modification involves substantial one-time implementation costs and there can be no assurance that other airlines will not implement similar service. At least one other major U.S. airline has announced plans to initiate service which USAir believes is similar to Business Select. See Item 1. "Business - Major Airline Operations" for additional information about these programs.

    In March 1995, USAir announced plans to cut capacity through-out its system by five percent as part of its efforts to return to profitability. It intends to emphasize the strengths of its hubs in Pittsburgh, Charlotte, Philadelphia and Baltimore, as well as other major east coast urban centers. USAir expects that this downsizing will produce over $100 million in annual financial benefits. See Item 1. "Business - Major Airline Operations." In addition, the Company is evaluating and considering other strategic options, including further downsizing, which may be available to address the difficult financial and competitive factors facing USAir.

    In order to reduce aircraft ownership costs and to reduce its fleet size, USAir has been pursuing the sale and lease of jet aircraft and has not renewed certain aircraft leases upon their expiration. USAir currently plans to reduce its operating fleet by 21 jet aircraft in 1995 from December 31, 1994 levels. USAir has taken delivery of four Boeing 757-200 aircraft in the first quarter of 1995 and intends to purchase the remaining three Boeing 757-200 aircraft scheduled to be delivered in the remainder of 1995, for which financing commitments have been obtained. It plans to retire or dispose of, at various times, 15 Boeing 737-300, five Boeing 767-200ER, two Boeing 737-200 and six Boeing 727-200 aircraft. These plans are subject to change if a labor deal is consummated, but the Company cannot predict at this time the potential impact of a labor deal on its fleet reduction plans. USAir has entered into an agreement with General Electric Capital Corporation ("GE Capital") to sell 11 Boeing 737-300 aircraft during 1995, two of which were sold in the first quarter of 1995. USAir has also reached an agreement in principle to sell two Boeing 737-300 aircraft to a leasing company during 1995. USAir believes that it will recognize a slight financial statement loss as a result of the sales of the Boeing 737-300 aircraft and cannot estimate the financial statement impact of other potential transactions at this time. Pursuant to resolutions of the boards of directors of the Company and USAir, USAir is required to use the net proceeds from contemplated aircraft sales to repay debt. Excluding any Boeing 767-200ER dispositions, USAir's capacity, as measured by available seat miles ("ASMs"), is expected to decrease approximately 2.5% in 1995 compared with 1994. See Item 1. "Business - Major Airline Operations."

    In its negotiations with its unions, USAir has offered an ownership stake in the Company. There are recent examples of companies in the airline industry which have obtained employee concessions in agreements also resulting in the recapitalization of the companies, including employee ownership stakes and employee participation in corporate governance. In other cases, airlines have filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, and some airlines have ceased operation altogether when their operating costs remained excessive in relation to their revenues, and their liquidity became insufficient to sustain their operations. In addition, other factors beyond the Company's control, such as a downturn in the economy, a dramatic increase in fuel prices or intensified industry fare wars, could have a material adverse effect on the Company's and USAir's prospects, liquidity and financial condition. Because the Company and USAir are highly leveraged and currently do not have access to bank credit and receivables facilities which had supplied a substantial portion of their liquidity, or to public debt and equity markets because of their financial condition and current financial outlook, they are more vulnerable to these factors than their financially stronger competitors. See Item 1. "Business - Significant Impact of Low Cost, Low Fare Competition" and "Liquidity and Capital Resources."

    Because of the Company's poor financial results, it began to defer quarterly dividend payments on all series of its preferred stock in September 1994. Furthermore, the Company is subject to statutory restrictions on the payment of dividends according to capital surplus requirements of Delaware law. Capital surplus is the amount of net assets which remain after deducting the capital portion of preferred and common equity. At December 31, 1994, the Company's capital surplus was exhausted and therefore, under Delaware law, the Company is legally restricted from paying dividends on all outstanding common and preferred stock issuances until its capital surplus becomes positive. Even if the Company is successful in restructuring its costs, there can be no assurance when or if preferred dividend payments will resume. See Notes 8 and 9 to the Company's consolidated financial statements.

                      Frequent Traveler Program

    Each major airline has developed a frequent traveler program that offers its passengers incentives to maximize travel on that particular carrier. Participants in such programs typically earn "mileage credits" for every trip they fly that can be redeemed for airline travel or, in some cases, for other benefits. Under USAir's Frequent Traveler Program ("FTP"), participants generally receive mileage credits equal to the greater of actual miles flown or 750 miles (500 miles effective May 1, 1995) for each paid flight on USAir or USAir Express, or actual miles flown on one of USAir's FTP airline partners. Participants generally receive a minimum of 1,000 mileage credits for each paid flight on USAir Shuttle (500 miles effective May 1, 1995). Participants flying on first or business class tickets receive additional credits. Participants may also earn mileage credits by utilizing certain credit cards, staying at participating hotels or by renting cars from participat-ing car rental companies.

    Mileage credits can be redeemed for certificates for various travel awards, including fare discounts, first class upgrades and tickets on USAir or other airlines participating in USAir's FTP. Certain awards also include hotel and car rental awards. Award certificates may not be brokered, bartered or sold, and have no cash value. USAir and its airline partners limit the number of seats allocated per flight for award recipients. The number of seats varies depending upon flight, day, season and destination. Award travel for all but USAir's most frequent travelers generally is not permitted on blackout dates, which correspond to certain holiday periods in the United States or peak travel dates to foreign destinations. Hotel and car awards are valid at partici-pating locations, subject to availability, and are not available for use on specified blackout dates. USAir reserves the right to terminate the FTP or portions of the program at any time, and the FTP's official rules, partners, special offers, blackout dates, awards and mileage levels are subject to change with or without prior notice.

    USAir accounts for its FTP under the incremental cost method, whereby travel awards are valued at the incremental cost of carrying one additional passenger. Such costs are accrued when FTP participants accumulate sufficient miles to be entitled to claim
award certificates.   Incremental costs include unit costs for
passenger food, beverages and supplies, fuel, reservations, communications, liability insurance and denied boarding compensa-tion expenses expected to be incurred on a per passenger basis. No profit or overhead margin is included in the accrual for incremen-tal costs. No liability is recorded for airline, hotel or car rental award certificates that are to be honored by other parties because there is no cost to USAir for these awards.

    Effective January 1, 1995, USAir increased the minimum mileage level required for a free domestic flight from 20,000 to 25,000. FTP participants had accumulated mileage credits for approximately 3,697,000 awards (using the new 25,000 mile level) at December 31,

1994. The accumulated awards at the previous 20,000 mile level would have been 4,596,000 at December 31, 1994, compared with 3,896,000 awards at December 31, 1993 (also at the 20,000 mile level). Because USAir expects that some award certificates will never be redeemed, the calculations of the accrued liability for incremental costs at December 31, 1994 and 1993 were based on approximately 86% and 88%, respectively, of the accumulated credits. Mileage for FTP participants who have accumulated less than the minimum number of mileage credits necessary to claim an award is excluded from the calculation of the accrual. Most participants belong to more than one frequent traveler program and it is not possible to project when or if participants will accrue additional mileage credits required to earn an award. Incremental changes in the liability resulting from additional mileage credits are recorded as part of the regular review process.

    USAir's customers redeemed approximately 927,000, 841,000 and 626,000 awards for free travel on USAir in 1994, 1993 and 1992, respectively, representing approximately 7.0%, 8.0% and 4.9% of USAir's revenue passenger miles ("RPMs") in those years, respec-tively. The number of award redemptions in 1994 may have been stimulated by the impending increase in the minimum mileage level required for a free domestic flight and could also be related to customers' fear about USAir's poor financial performance and future prospects. During 1993, two "free ticket for segments flown" promotions were completed which increased the number of awards used for free travel on USAir. These promotions were offered in response to similar promotions offered by USAir's competitors. USAir does not believe that usage of FTP awards results in any significant displacement of revenue passengers. USAir has the ability, through its inventory management system, to identify markets and flights expected to have high load factors and, through capacity controls, to maximize use of FTP awards on flights with lower demand and available seats. Also, blackout dates forestall the usage of awards on peak travel days. Furthermore, USAir's exposure to the displacement of revenue passengers is not signifi-cant, as the number of USAir flights that depart 100% full is minimal. In the third quarter of 1994, when the highest number of free frequent traveler miles were flown, for example, fewer than 4.0% of USAir's flights departed 100% full. During this same quarterly period, approximately 3.1% of USAir's flights departed 100% full and also had one or more passengers on board who were traveling on FTP award tickets.

    Airlines often use other competitive promotions, such as offering extra credits or reduced award thresholds under certain conditions, as incentives to stimulate travel. To the extent these promotions are determined to be an integral part of the FTP, they are accounted for in the same manner as free travel earned through mileage credits.

    A recent decision by the U.S. Supreme Court involving American held that members of frequent traveler programs may file contract claims against airlines in state courts. In February 1995, members of USAir's frequent traveler program filed a class action lawsuit against USAir after it raised the required minimum level of miles necessary to earn a free ticket. See Item 3. "Legal Proceedings." It is possible that additional lawsuits, including class action suits, could be brought against carriers, including USAir, by members of frequent traveler programs. In addition, the DOT has expressed concern about potential consumer fraud relating to frequent traveler programs and their restrictions on the use of awards. It is uncertain whether USAir will be named party in any further litigation or if the DOT will take any action with respect to frequent traveler programs. The Company cannot determine the potential effect, if any, of the existing or potential class action lawsuits or possible DOT actions on its results of operations and financial condition.

                     Industry Globalization and Regulation

    The trend toward globalization of the airline industry has accelerated in recent years as certain U.S. and foreign carriers have formed marketing alliances. Certain foreign carriers have made substantial investments in U.S. carriers which have frequently been tied to marketing alliances or, less frequently, reciprocal investments by the U.S. carrier in its foreign partner. Foreign investment in U.S. air carriers is restricted by statute and may be subject to review by the U.S. Department of Transportation ("DOT") and, on antitrust grounds, by the U.S. Department of Justice ("DOJ").

    On January 21, 1993, USAir Group and BA entered into an Investment Agreement ("Investment Agreement") under which a wholly-owned subsidiary of BA has to date purchased certain preferred stock of the Company for $400.7 million. On March 7, 1994, BA announced that it would not make any additional investments in the Company until results of its efforts to reduce its costs are known. Under the Investment Agreement, USAir and BA have entered into a code sharing arrangement under which certain domestic USAir flights, connecting to certain BA transatlantic flights, may be listed on computerized reservation systems either under USAir's or BA's two letter designation code, subject to authorization by the DOT. As of March 1, 1995, USAir and BA offered code share service to and from 52 of the 65 airports authorized by the DOT. On January 13, 1995, USAir and BA filed applications to renew for another one year term the existing authorizations which were granted on March 17, 1994. The DOT has taken no action with respect to the renewal applications. Therefore, the existing authorizations have been extended automatically until final action is taken by the DOT. In January 1994, USAir and BA filed applica-tions with the DOT to code share to 65 additional domestic and seven additional foreign destinations. The DOT has not yet acted on these applications. See Item 1. "Business - British Airways Investment Agreement".

    USAir believes that the code sharing arrangement provides greater access to international traffic and that its and BA's customers benefit from better on-line connections as well as coordinated check-in and baggage checking procedures. The DOT may continue to link further renewals of the code share authorization to the United Kingdom's ("U.K.") liberalization of U.S. air carrier access to the U.K. markets. However, the code sharing arrangement is expressly permitted under the bilateral air services agreement between the U.S. and U.K. USAir expects that the authorization will be renewed in the future; however, there can be no assurance that this will occur. USAir does not believe that the DOT's failure to renew the code share authorization or grant the pending application would result in a material adverse change in its financial condition. However, further investment in the Company by BA, as contemplated in the Investment Agreement, may be less likely. See Item 1. "Business - British Airways Announcement Regarding Additional Investments in the Company" and "- British Airways Investment Agreement."

    As part of its initiative in the transportation industry, the Clinton Administration had indicated that the DOT would conduct a comprehensive examination of the "high density rule" which limits airline operations at Chicago O'Hare, New York's LaGuardia ("LaGuardia") and John F. Kennedy International, and Washington National ("National") Airports by restricting the number of takeoff and landing slots. As part of its study, the DOT will determine whether the operating limitations imposed by the rule can be elimi-nated or modified to better utilize available capacity at these airports. The DOT has not yet released the results of its study. USAir holds a substantial number of slots at LaGuardia and National, including slots purchased from Continental in 1992 and those assigned a value when the Company acquired Piedmont Aviation, Inc. in 1987. Any DOT action which would eliminate those slots or compel USAir to transfer those slots could have a material adverse effect on USAir's operations and financial position. Revision of the high density rule at National, however, would require legisla-tion by Congress.

Results of Operations

                          1994 Compared with 1993

    Adverse weather during the first quarter, the two aircraft accidents which occurred during the third quarter, the intense competitive environment characterized by the growth of low cost, low fare airlines in USAir's markets, widespread industry fare discounting, and USAir's cost structure are factors that had a negative effect on the Company's results of operations during 1994. To the extent that certain of these factors continue to be present, particularly USAir's higher cost structure relative to its competitors, the Company's results of operations and financial condition will continue to be materially and adversely affected.

    The Company recorded a net loss of $684.9 million on revenue of $7.0 billion for 1994, compared with a net loss of $393.1 million on revenue of $7.1 billion for 1993. The Company estimates that severe winter weather in the first quarter of 1994 negatively affected its results of operations by approximately $50 million and that the effect of the two aircraft accidents during the third and fourth quarters of 1994 produced a revenue shortfall of approxi-mately $150 million from forecast amounts.

    The financial results for 1994 include: (i) a $172.9 million charge related to USAir's grounded BAe-146 fleet and to USAir's decision to cease operations of its remaining Boeing 727 aircraft in 1995; (ii) a $54.0 million charge for obsolete inventory and rotables to reflect market values; (iii) a $25.9 million charge related to USAir's decision to reduce substantially service between Los Angeles and San Francisco in November 1994; (iv) a $28.3 million gain resulting from the sale of certain aircraft and assets to Mesa Air Group, Inc. (formerly Mesa Airlines, Inc.) ("Mesa") and the accounting treatment of the hull insurance recovery on the aircraft destroyed in the September accident; and (v) a $1.7 million charge related to the sale of assets to Mesa. The following table indicates where these items appear in the Company's consolidated statement of operations which is found in Part II,
Item 8A. of this report ($ millions, brackets denote expense):


                                                                            California     Other Asset
          Line Item                  Aircraft       Inventory      Reduction      Dispositions       Total
          ---------                  --------       ---------      ---------      ------------       -----
Personnel Costs                      $     -         $    -         $ (0.3)         $    -         $  (0.3)
Aircraft Rent                         (115.5)             -              -               -          (115.5)
Aircraft Maintenance                     3.4              -              -               -             3.4
Depreciation and Amortization          (21.7)         (18.0)         (18.2)              -           (57.9)
Other Operating Expenses               (39.1)         (36.0)          (7.4)           (1.7)          (84.2)
                                      ------          -----          -----           -----          ------
  Total Operating                    $(172.9)        $(54.0)        $(25.9)         $ (1.7)        $(254.5)
                                      ======          =====          =====           =====          ======
Other Non-Operating                  $     -         $    -         $    -          $ 28.3         $  28.3
                                      ======          =====          =====           =====          ======

    In addition to the above charges, USAir recorded a $50 million addition to passenger transportation revenue in the fourth quarter of 1994 to adjust estimates made during the first three quarters of 1994.

    The financial results for 1993 included: (i) a $43.7 million charge for the cumulative effect of an accounting change, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits;" (ii) a $68.8 million charge for severance, early retirement, and other person-nel-related expenses for a workforce reduction of approximately 2,500 full-time positions; (iii) a $36.8 million charge based on a projection of the repayment of certain employee pay reductions;
(iv) a $13.5 million charge for certain airport facilities at locations where USAir has, among other things, discontinued or reduced its service; (v) $8.8 million for a loss on USAir's investment in the Galileo International Partnership, which operates a computerized reservations system; and (vi) an $18.4 million credit related to non-operating aircraft. The following table indicates where these items (excluding the accounting change) appear in the Company's statement of operations which is found in
Part II, Item 8A. of this report ($ millions, brackets denote expense):

                                        Workforce      Employee       Aircraft/
          Line Item                     Reduction      Payback       Facilities      Galileo        Total
          ---------                     ---------      --------      ----------      -------        -----
Personnel Costs                          $(65.6)        $(36.8)        $    -        $    -        $(102.4)
Aircraft Maintenance                          -              -           18.4             -           18.4
Depreciation and Amortization                 -              -          (13.5)            -          (13.5)
Other Operating Expenses                   (3.2)             -              -             -           (3.2)
                                          -----          -----          -----         -----         ------
  Total Operating                        $(68.8)        $(36.8)        $  4.9        $    -        $(100.7)
                                          =====          =====          =====         =====         ======
Other Non-Operating                      $    -         $    -         $    -        $ (8.8)       $  (8.8)
                                          =====          =====          =====         =====         ======

    Operating Revenue - Increases in traffic which were stimulated by the lower fares during 1994 were not sufficient to offset USAir's lower yields (revenue per RPM) experienced during 1994. The Company expects that capacity, as measured by ASMs, will decrease by approximately 2.5% in 1995 compared with 1994, and yields will be relatively unchanged for the entire year 1995 compared with 1994. The Company believes that for the foreseeable future the demand for higher yield "business fares" will remain essentially flat and relatively inelastic while the lower yield "leisure" market will continue to grow with the general economy. This trend will make it more difficult for the domestic airlines, including USAir, to achieve meaningful yield increases in the future.

    As discussed above, severe winter weather in the first quarter of 1994 had a material adverse effect on the Company's operations and financial results. Passenger transportation revenue increased during the second quarter compared with 1993 because increases in passenger traffic more than offset the dilutive effect of the lower fares. However, this trend did not continue in the third and fourth quarters primarily due to the reduced number of passengers following the two aircraft accidents. By early 1995, USAir's traffic had recovered from the effects of the accidents and approached a level normally associated with USAir's capacity in the marketplace.

    The Company's Passenger Transportation Revenue decreased
$197.4 million (3.0%) in 1994 compared with 1993, $159.6 million of which is attributable to USAir and the remainder to the Company's wholly-owned regional airlines. Despite the negative effect of the adverse weather during the first quarter and the two accidents during the third quarter, USAir's scheduled traffic as measured by RPMs increased by 7.7% during 1994 on 2.6% of additional capacity, as measured by ASMs, resulting in a 3.0 percentage point increase in passenger load factor, a measure of capacity utilization. However, USAir's yield decreased by 9.6% in 1994 compared with 1993 due to several factors including lower fares resulting from increased competition from low cost, low fare carriers in USAir's markets and industry fare discounting promotions. USAir expects that its yield for the year 1995 will be relatively unchanged compared with 1994. The Company expects that the low fares offered in response to low cost, low fare competition will generally remain in place and, even if traffic is stimulated, will continue to materially and adversely affect its results of operations unless USAir is successful in reducing its operating costs.

    In March 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit, which alleged that the airlines used the Airline Tariff Publishing Company to signal and communi-cate carrier pricing intentions and otherwise limit price competi-tion for travel to and from numerous hub airports. Under the terms of the settlement, the six air carriers have issued $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow. However, due to the interchangeability of the certificates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates, and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on future passenger revenue and cash flows. USAir has estimated that any incremental cost associated with the settlement will not be material based on the nominal equivalent free trips associated with the settlement. The travel certificates were mailed to claimants in December 1994 and may be applied towards travel purchased between January 1995 and December 1998.

    On October 11, 1994, USAir and seven other carriers entered into a settlement agreement with a group of State Attorneys General resolving similar issues with the states. The settlement entitles passengers traveling within the United States on state government business to a 10% discount off the published fares of each of the settling carriers and will be available for 18 months or until the combined discount amount reaches $40 million. Following a notice and public comment period, the reviewing judge will conduct a hearing to determine whether this settlement is a fair one. The hearing is scheduled for May 10, 1995. The Company does not expect that this settlement will have a material adverse effect on its financial condition or results of operations. As was the case with the settlement of the private antitrust litigation, it is difficult to predict the amount of discounted state travel that will occur on USAir. Thus, a dollar impact of the settlement cannot be estima-ted.

    The Company's Cargo and Freight revenue decreased $10.2 million (5.9%) due to USAir's $10.1 million (5.9%) decrease caused by overall lower volumes and lower mail yields during 1994. The $121.6 million (34.3%) increase in the Company's Other Revenue ($125.2 million or 33.8% for USAir) is the result of several factors including the wet lease arrangement between USAir and BA, increased volume and rate for cancellation and rebooking fees, and fees from companies which participate in USAir's frequent traveler program. These increases are largely offset by increases in other operating expenses. The duration of the British Airways wet lease revenue is expected to be no more than a three year period for each of the three aircraft involved. One each of the three aircraft began the wet lease service in the months of June 1993, October

1993, and January 1994. The Company expects that the increased levels in the other categories will continue.

    Expense - The Company's Personnel Costs increased $48.4
million (1.7%) primarily due to USAir's $55.2 million (2.0%) increase in personnel costs. Excluding the effect of the unusual charges discussed and presented in the tables above, USAir's personnel costs increased $157.3 million (6.1%) in 1994 compared with 1993 due to the expiration during 1993 of employee wage reductions, subsequent contractual and general salary increases, and a lower discount rate used during 1994 in the calculation of pension and postretirement benefit expense. These increases more than offset any expense reductions realized as a result of the workforce reduction during 1994. Aviation Fuel expense decreased $38.2 million (5.4%), primarily because of USAir's $35.6 million (5.2%) decrease, which is the result of an 8.8% reduction in the cost of fuel partially offset by a 3.8% increase in consumption compared with 1993. Fuel prices are expected to increase during 1995. Further, a 4.3 cent per gallon tax on transportation fuels is scheduled to become effective within the airline industry on October 1, 1995. This tax increase would result in over $50 million of additional annual expense for the Company. However, in early 1995 legislation was introduced to repeal the tax on transportation fuels scheduled to become effective October 1, 1995 in the airline industry. There can be no assurance if or when this legislation will be passed. See Item 1. "Business - Jet Fuel" and
Note 2 to the Company's consolidated financial statements. The Company's Commissions expense decreased $13.6 million (2.3%) and $10.6 million (1.9%) at USAir as a result of decreased passenger revenue. In early 1995, several large carriers, including USAir, announced limits on the amount of travel agent commissions they will pay. See Item 1. "Business - General Industry Conditions" and
Note 4 to the Company's consolidated financial statements. The Company's Other Rent and Landing Fees expense decreased $9.3 million (2.1%) and $9.4 million (2.2%) at USAir primarily due to lower operating costs at certain airport facilities. See Item 2. "Properties." The Company's Aircraft Rent increased $91.0 million (19.2%) primarily due to USAir's $89.8 million (20.8%) increase. Excluding the effect of the unusual charges discussed and presented in the tables above, USAir's aircraft rent decreased $25.7 million (6.0%) in 1994 compared with 1993 due to the expiration or renegotiation of several aircraft leases and additional wet lease service over 1993 levels. The Company's Aircraft Maintenance increased $18.1 million (4.8%) primarily because of USAir's $26.9 million (8.7%) increase which resulted from the $18.4 million credit in 1993 (see above table) and initial repairs on certain of USAir's newer aircraft in 1994. The Company's Depreciation and Amortization expense increased $55.2 million (15.7%) due to USAir's $61.0 million (18.8%) increase. Excluding the effect of the unusual charges discussed and presented in the tables above, USAir's depreciation and amortization expense increased $16.6 million (5.3%) in 1994 compared with 1993 primarily due to the delivery of new Boeing 757-200 aircraft. The $158.0 million (11.4%) increase in the Company's Other Expenses, Net is due to USAir's $146.0 million (10.9%) increase. Excluding the effect of the unusual charges discussed and presented in the tables above, USAir's other expenses, net increased $65.0 million (4.9%) in 1994 compared with 1993 largely due to increases in several passenger volume-related expense categories and expenses related to the increase in USAir's other revenue category discussed above.

    The Company's Interest Income improved by $14.5 million as a result of higher cash levels and more favorable interest rates in 1994. USAir's results include intercompany transactions which are eliminated from the Company's results. The Company's Interest Expense increased $34.1 million (13.7%) primarily as a result of interest incurred on certain aircraft-secured and unsecured financings completed during 1993 and 1994. Interest Capitalized decreased $4.0 million (22.5%) because average deposits for future aircraft deliveries were lower during 1994 compared with 1993. Other, Net reflects an $83.7 million improvement primarily due to the $28.3 million gain discussed above and improved equity results from USAir's 11% ownership investment in the Galileo International Partnership, which owns and operates the Galileo Computerized Reservation System ("CRS"), and USAir's 21% ownership investment in the Apollo Travel Services Partnership, which markets the Galileo CRS in the U.S. and Mexico.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 resulted in no cumulative adjustment. Results for 1994 and 1993 do not include any income tax credit due to the FAS 109 limitations in recognizing a current benefit for net operating losses. See Note 6 to the Company's consolidated financial statements for additional information.

                     1993 Compared with 1992

    The Company recorded a net loss of $393.1 million on revenue of $7.1 billion in 1993 compared with the 1992 net loss of $1.2 billion on revenue of $6.7 billion. Several unusual items, which include the cumulative effect of accounting changes, make it diffi-cult to compare these results. After excluding the effect of the unusual items discussed below, which amount to $153.2 million and $759.3 million in 1993 and 1992, respectively, the net loss would have been $239.9 million in 1993 ($5.69 per common share after preferred dividend requirement) compared with a loss of $469.6 million in 1992 ($11.09 per common share after preferred dividend requirement).

    The Company's 1993 financial results contain $153.2 million of unusual items discussed above. The Company's 1992 financial results contain $759.3 million of unusual items, including (i) a $628.1 million charge for the cumulative effect of an accounting change, as required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"); (ii) a $107.4 million charge related to aircraft which have been withdrawn from service; (iii) a $34.1 million loss related to the sale of ten McDonnell Douglas 82 ("MD-

82") aircraft which USAir had on order but eliminated from its fleet plan; and (iv) a $10.3 million gain resulting from the sale of three of the Company's subsidiaries during 1992. The following table indicates where these items (excluding the accounting change) appear in the Company's consolidated statement of operations which is found in Part II, Item 8A. of this report ($ millions, brackets denote expense):

                                            Parked            MD-82             Sale of
          Line Item                        Aircraft            Sale          Subsidiaries           Total
          ---------                        --------           ------         ------------           -----
Aircraft Rent                              $ (72.4)           $    -            $    -            $ (72.4)
Aircraft Maintenance                         (25.0)                -                 -              (25.0)
Depreciation and Amortization                 (8.0)                -                 -               (8.0)
Other Operating Expenses                      (2.0)                -                 -               (2.0)
                                            ------             -----             -----             ------
  Total Operating                          $(107.4)           $    -            $    -            $(107.4)
                                            ======             =====             =====             ======
Other Non-Operating                        $     -            $(34.1)           $ 10.3            $ (23.8)
                                            ======             =====             =====             ======

    Operating Revenue - The Company's Passenger Transportation Revenue increased by $356.5 million (5.8%) in 1993 compared with 1992, primarily due to the $296.0 million (5.1%) increase at USAir. USAir's RPMs increased by 0.4% during 1993 on 0.3% less capacity, as measured by ASMs, resulting in a 0.4 percentage point increase in passenger load factor, a measure of capacity utilization. USAir's yield increased by 4.7% in 1993 compared with 1992 due to the lower level of fare discounting in 1993 versus 1992. Several factors during 1992 led to an industry-wide 50%-off sale for summer travel that year.

    The Company's Other Revenue increased by $38.8 million (12.3%) in 1993. USAir's increase of $90.5 million (32.3%) was partially offset at the Company level by a decrease in non-airline subsidiary revenue resulting from the sale of three wholly-owned subsidiaries in July 1992. USAir's 32.3% improvement was the result of several factors including the wet lease arrangement between USAir and BA, increased volume and rate for cancellation and rebooking fees, contract services performed for USAir Shuttle under a management agreement, and fees from companies which participate in USAir's frequent traveler program. These increases were largely offset by increases in operating expenses. The USAir Shuttle service revenue is related to USAir's agreement to manage the USAir Shuttle which began in 1992 and will continue for up to ten years from that date.

    Expense - The Company's total operating expenses increased $146.3 million (2.1%) in 1993 compared with 1992. The Company's Personnel Costs increased by $217.7 million (8.3%), $205.6 million of which is attributable to USAir. Without the effect of the unusual charges discussed above, USAir experienced an increase in employee salaries of $91.4 million (4.7%) and an increase in employee benefits of $11.8 million (2.1%). The increase in employee salaries is generally due to contractual and general salary increases which occurred during 1993. The amount saved as a result of USAir's 12-month salary reduction program was approxi-mately the same in 1993 and 1992. The $11.8 million increase in employee benefits is the result of increased pension expense, offset partially by a decrease in other postretirement benefit expense. The increased pension expense in 1993 resulted from the establishment of a defined contribution pension plan for USAir's non-contract employees on January 1, 1993. The defined benefit plan for these employees was frozen at December 31, 1991.

    The Company's Aviation Fuel Expense decreased $43.2 million (5.7%) due to USAir's $42.8 million (5.9%) decrease which resulted from a lower cost per gallon and decreased consumption. The Company's Commissions increased by $27.2 million (4.8%), reflecting USAir's $22.1 million (4.1%) increase which resulted from the increase in Passenger Transportation Revenue. The Company's Other Rent and Landing Fees increased $56.9 million (14.6%) due to USAir's $57.3 million (15.3%) increase which was primarily the result of increased facility rental expense following the opening of the new terminal at Pittsburgh in October 1992. The Company's Aircraft Rent expense decreased $57.4 million (10.8%) due to USAir's $64.4 million (13.0%) decrease. Without the unusual charges discussed above, USAir's aircraft rent expense increased $8.0 million (1.9%) due to the addition of new leased aircraft in 1993. Excluding the effect of the unusual items discussed above, the Company's and USAir's Aircraft Maintenance expense increased by $37.6 million (10.6%) and $33.3 million (11.3%), respectively, resulting from USAir's timing of aircraft maintenance cycles. The Company's Other Operating Expense decreased by $57.4 million (4.0%), reflecting a $24.4 million (1.8%) decrease at USAir and a $58.4 million decrease which resulted from the sale of three wholly-owned subsidiaries in July 1992, offset by increases at the Company's other wholly-owned subsidiaries.

    The Company's Interest Capitalized decreased $10.0 million (36.1%) as the level of outstanding purchase deposits decreased with the delivery of new aircraft and changes in delivery sched-ules. The $9.5 million (21.8%) improvement in the Company's Other Non-operating Expense, net is driven by the unusual gains and losses described above.

    Effective January 1, 1993, the Company adopted FAS 109. The adoption of FAS 109 resulted in no cumulative adjustment. Results for 1993 do not include any income tax credit due to the FAS 109 limitations in recognizing a current benefit for net operating losses. See Note 6 to the Company's consolidated financial statements for additional information.

                  Inflation and Changing Prices

    Inflation and changing prices do not have a significant effect on the Company's operating revenues and expenses (other than depreciation and amortization) because such revenues and expenses generally reflect current price levels.

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

Liquidity and Capital Resources

    Cash provided by operations was approximately $1 million in 1994. At December 31, 1994, cash and cash equivalents totaled approximately $429.5 million and short-term investments totaled approximately $22.1 million. These amounts exclude approximately $161.1 million which was deposited in trust accounts to collateral-ize letters of credit or workers compensation policies and classified as "Other Assets." Due to the coincidence of certain semiannual, quarterly and monthly debt and lease payments, substantial scheduled payments of more than $170 million were due and paid in the month of January 1995. The Company ended the first quarter of 1995 with approximately $400 million in cash and short-term investments, substantially higher than previously expected primarily due to the timing of certain working capital activity. However, market, economic and other factors discussed below could adversely affect the Company's future liquidity position.

     The Company and USAir are highly leveraged. In order to meet debt service, lease and other obligations and to finance daily operations, the Company and USAir require substantial liquidity and working capital. In view of the Company's limited liquidity in relation to the size of USAir's operations and its associated obligations, developments may occur that are beyond the control of the Company and USAir which could have a material adverse effect on the Company's prospects, liquidity and financial condition, including intensified fare wars, substantial increases in jet fuel prices, adverse weather conditions, negative public perception regarding safety, and further incursion by low cost, low fare carriers into USAir's markets. USAir is seeking in discussions with the leadership of its unionized employees substantial wage reductions, improved productivity and other cost savings and has reached an agreement in principle with ALPA that is subject to various significant conditions. See Item 1. "Business - Agreement in Principle with Pilots' Union." However, if unforeseen adverse developments occur, if the Company and USAir are unable to finance unencumbered assets, or if timely agreements with the unions are not finalized and consummated, the Company and USAir may pursue other restructuring alternatives. See Item 1. "Business - Signifi-cant Impact of Low Cost, Low Fare Competition" and "Low Cost, Low Fare Competition" above.

    The Company has deferred the dividend payments on all series of its preferred stock. The aggregate annual dividend requirements related to all series of the Company's preferred stock total approximately $80 million. Furthermore, the Company is subject to statutory restrictions on the payment of dividends according to capital surplus requirements of Delaware law. At December 31, 1994, the Company's capital surplus was exhausted and therefore, under Delaware law, the Company is legally restricted from paying dividends on all outstanding common and preferred stock issuances until its capital surplus becomes positive. Even if the Company is successful in restructuring its costs, there can be no assurance when or if dividend payments will resume. See Notes 8 and 9 to the Company's consolidated financial statements for additional information.

    The Company currently is not party to a revolving credit facility. The Company has historically utilized such a facility to supplement its liquidity from time to time. On April 26, 1994, the Company terminated its revolving credit facility with a group of banks ("Credit Agreement"). As a result, 66 jet and turboprop aircraft and certain spare engines with a net book value of approximately $260 million at that time were released from a mortgage related to the Credit Agreement. Certain of the Boeing 737-300 aircraft which USAir has agreed to sell are among the 66 unencumbered aircraft. Pursuant to resolutions of the boards of directors of the Company and USAir, USAir is required to use any proceeds from the contemplated aircraft sales to repay certain debt. USAir has notified one of its creditors that it intends to prepay approximately $60 million in aircraft-secured debt in May 1995 and will use proceeds from asset sales to make the payment.

    USAir's revolving accounts receivable sale program ("Receiv-ables Agreement") expired in December 1994. USAir was unable to sell receivables under the agreement during 1994 because of failure to comply with financial covenants required to be maintained in connection with that agreement. USAir is currently engaged in discussions with the financial institution that was party to the Receivables Agreement regarding a new agreement. There can be no assurance that USAir will be successful in reaching a new agreement to sell its receivables.

    On May 12, 1994, USAir reached an agreement with Boeing to reschedule the delivery of 40 737-series aircraft from the 1997-2000 time period to the years 2003-2005. In addition, as part of the same agreement, USAir relinquished all of its options to purchase aircraft during the 1996-2000 time period. In early 1995, USAir reached an agreement in principle with Boeing and Rolls-Royce plc to reschedule the delivery dates for eight 757-200 aircraft from 1996 to 1998. As a result of these recent agreements, the Company's capital commitments have been substantially reduced for the 1995-2000 time period. See Note 4 to the Company's consolidat-ed financial statements for the future aircraft commitments schedule reflecting these agreements with Boeing and for future expenditures required to comply with Stage 3 noise level require-ments of the FAA. During 1993 to the present time, USAir's agreements with Boeing to defer and reschedule certain Boeing 737-series and 757-200 deliveries reduced USAir's capital expenditures by over $1 billion between 1993 and 1996 from previously planned amounts.

    The Company's and USAir's debt and equity securities are presently rated below investment grade by Standard and Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's"). In February 1994, as a result of USAir's low fare initiative in certain markets and its high cost structure, S&P and Moody's placed the securities of the Company and USAir on watch with negative implications. On March 24, 1994, S&P downgraded the Company's and USAir's securities. On September 29, 1994, following the Company's announcement that it had deferred payment of preferred dividends, Moody's and S&P further downgraded their ratings of the Company's and USAir's securities. S&P continues to keep the securities of the Company and USAir on watch with negative implications. The ratings of the Company's and USAir's debt and equity securities make it more difficult for the Company and USAir to effect additional financing. On January 19, 1995, Moody's announced that it is revising its rating practice on airline equipment trust and pass through obligations and would consider assigning higher ratings to certain of these securities. At the same time, Moody's placed under review all existing airline equipment trust certificates and pass through obligations (including those of USAir) for possible upgrade. At this time, USAir does not believe that an upgrade by Moody's would have any material positive or negative effect on USAir's ability to effect additional financings.

    USAir and the Company have filed with the Securities and Exchange Commission a shelf registration for various debt and equity securities. Approximately $187 million of securities remain available for sale on the shelf registration and may be sold from time to time depending on market conditions. The Company will continue to evaluate opportunities in the financial markets. However, the Company believes that the availability of those opportunities will be directly related to USAir's success in restructuring its costs and its resulting financial prospects.

    The Company and USAir are party to certain financial contracts to reduce exposure to fluctuations in the price of jet fuel and interest rates. Under the jet fuel arrangements, USAir pays a fixed rate per notional gallon of fuel and receives in return a floating rate per notional gallon based on the market rate during the month of settlement. Under the interest rate agreements, the Company pays a fixed rate on a notional principal amount and receives a floating rate on the notional principal in return. Decreases in the market cost of jet fuel and market interest rates below the rates specified in the contracts require the Company and USAir to make cash payments. However, the Company and USAir believe these contracts do not present a material risk to the Company's financial position or liquidity due to the relatively simple terms of the agreements, their purpose, and their short remaining duration. See Note 2 to the Company's consolidated financial statements for additional information.

    USAir and certain of the Company's other subsidiaries have received notices from the U.S. Environmental Protection Agency and various state agencies that they are potentially responsible parties with respect to the remediation of existing sites of environmental concern. The Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on its liquidity or financial position based on the Company's experience with similar environmental sites. See Note 4 to the Company's consolidated financial statements.

    During 1994, the Company's investment in new aircraft acquisi-tions and purchase deposits totaled $270.6 million (which includes $224.6 million presented as "non-cash" on the Company's consolidat-ed statement of cash flows since debt was incurred upon delivery of aircraft or to satisfy equipment deposit progress payments). USAir took delivery of five new Boeing 757-200 aircraft during 1994. The Company invested $134.1 million in non-aircraft property during 1994 (e.g., ground support equipment, computer equipment, software, aircraft rotables and hushkits, and take-off and landing slots), partly offset by $75.1 million in proceeds from disposition of assets which includes the sale of certain aircraft and assets to Mesa and insurance proceeds related to a jet aircraft involved in the September 1994 accident. Net cash provided by financing activities was $183.4 million, which includes (i) $172.2 million net proceeds received by USAir upon the sale of $175 million principal amount of 9 5/8% Senior Notes due 2001 through an underwritten public offering and (ii) $136.7 million of new debt issued which is secured by aircraft delivered before 1994, offset by $87.1 million of scheduled debt payments and $49.7 million of preferred dividend payments. In addition, as discussed above, the Company incurred $270.6 million of debt upon delivery of five Boeing 757-200 aircraft and to satisfy equipment deposit progress payments. USAir has committed financing for its 1995 scheduled aircraft deliveries.

    During 1993, the Company's investment in new aircraft acquisi-tions and purchase deposits totaled $545.3 million (which includes $343.2 million presented as "non-cash" on the Company's consolidat-ed statement of cash flows since debt was incurred upon delivery of aircraft or to satisfy equipment deposit progress payments). USAir took delivery of 11 Boeing 757-200, one Boeing 767-200, and six MD-82 aircraft during the year. The MD-82s were immediately sold to a third party. In addition, USAir sold two other MD-82 aircraft which had been delivered in the fourth quarter of 1992. Proceeds from the sale of the MD-82s approximated $168 million. The Company completed financing arrangements for, including the $337.7 million issue of Pass Through Certificates ("Certificates") which USAir sold through an underwritten public offering on November 1, 1993, or internally funded, all of its 1993 aircraft expenditures. The Company invested $159.0 million in non-aircraft property during 1993 (e.g., ground support equipment, computer equipment, software, aircraft rotables and hush kits, take-off and landing slots).

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

    On July 8, 1993, USAir sold $300 million principal amount of 10% Senior Notes due 2003 ("10% Notes") through an underwritten public offering. The offering netted proceeds of approximately $294 million. The 10% Notes are unconditionally guaranteed by the Company.

    All net proceeds received by USAir or the Company from the Common Stock offering, the sale to BA of the Series T-2 Preferred Stock, the sale of the 10% Notes and 9 5/8% Notes were added to the working capital of the Company for general corporate purposes.

    In 1992, the Company's investment in new aircraft acquisitions and purchase deposits, net of deposits refunded, totaled $458.7 million (which includes $219.6 million presented as "non-cash" on the Company's consolidated statement of cash flows since debt was incurred upon delivery of aircraft or to satisfy equipment deposit progress payments). The Company purchased eight Fokker F-100 and four de Havilland Dash 8 aircraft during 1992. The acquisition of these aircraft was financed through a combination of secured debt financings and interim debt financings. In addition, USAir took delivery of four MD-82s, two of which were immediately sold to a third party. The remaining two aircraft delivered in 1992 were sold to a third party in early 1993. Cash outflows for other property during the period totaled $277.2 million, which includes $61 million paid to Continental for landing and take-off slots at LaGuardia and National Airports and $50 million paid to TWA for London routes from BWI and Philadelphia International Airports.
See Item 1. "Business - British Airways Investment Agreement - U.S.-U.K. Routes." Proceeds from disposition of assets of $429.5 million were realized during the year, primarily from sale-leaseback transactions, the sale of the two MD-82 aircraft, and the sale of three wholly-owned subsidiaries.

    At December 31, 1994, USAir Group's ratio of current assets to current liabilities was .49 to 1 and the debt component of USAir Group's capitalization structure was greater than 100% (also greater than 100% if the three series of redeemable preferred stock are considered to be debt) due to the existence of a net capital deficiency.



              (this space intentionally left blank)

Item 8A.  Financial Statements and Supplementary Information
          USAir Group, Inc.

                     Independent Auditors' Report

The Stockholders and Board of Directors
USAir Group, Inc.:

We have audited the consolidated balance sheets of USAir Group, Inc. and subsidiaries ("Group") as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 1994. These consoli-dated financial statements are the responsibility of Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USAir Group, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Group will continue as a going concern. As discussed in Note 4(a) to the consolidated financial statements, Group has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 1993, Group changed its method of accounting for postemployment benefits and effective January 1, 1992, Group changed its method of accounting for postretirement benefits other than pensions.

                                            KPMG Peat Marwick LLP
Washington, D. C.
February 22, 1995, except as to Notes 4(a)
and 4(c) which are as of April 10, 1995
                              76

USAir Group, Inc.
Consolidated Statements of Operations
Years Ended December 31,                                    (in thousands except per share amounts)
===================================================================================================


                                                          1994             1993             1992
                                                          ----             ----             ----
Operating Revenues
  Passenger transportation                             $6,357,547       $6,554,926      $ 6,198,409
  Cargo and freight                                       163,598          173,824          172,360
  Other                                                   476,049          354,458          315,643
                                                        ---------        ---------       ----------
    Total operating revenues                            6,997,194        7,083,208        6,686,412

Operating Expenses
  Personnel costs                                       2,889,764        2,841,344        2,623,645
  Aviation fuel                                           671,926          710,109          753,301
  Commissions                                             583,158          596,779          569,583
  Other rent and landing fees                             436,540          445,797          388,900
  Aircraft rent                                           563,572          472,622          530,046
  Aircraft maintenance                                    392,181          374,084          379,870
  Depreciation and amortization                           407,638          352,467          344,150
  Other, net                                            1,543,771        1,385,798        1,443,204
                                                        ---------        ---------       ----------
    Total operating expenses                            7,488,550        7,179,000        7,032,699
                                                        ---------        ---------       ----------
    Operating income (loss)                              (491,356)         (95,792)        (346,287)

Other Income (Expense)
  Interest income                                          27,088           12,632            9,898
  Interest expense                                       (284,034)        (249,916)        (248,691)
  Interest capitalized                                     13,760           17,763           27,802
  Other, net                                               49,619          (34,054)         (43,540)
                                                        ---------        ---------       ----------
    Other income (expense), net                          (193,567)        (253,575)        (254,531)
                                                        ---------        ---------       ----------
Income (loss) before taxes and cumulative
   effect of accounting change                           (684,923)        (349,367)        (600,818)

Income tax provision (credit)                                   -                -                -
                                                        ---------        ---------       ----------
Income (loss) before cumulative effect of
   accounting change                                     (684,923)        (349,367)        (600,818)

Cumulative effect of change in method of
  accounting for postemployment benefits
  in 1993 and for postretirement benefits
  other than pensions (net of tax benefit
  of $117,571) in 1992                                          -          (43,749)        (628,098)
                                                        ---------        ---------       ----------
    Net income (loss)                                    (684,923)        (393,116)      (1,228,916)

Preferred dividend requirement                            (78,036)         (73,651)         (51,766)
                                                        ---------        ---------       ----------
Net income (loss) applicable to common
  stockholders                                         $ (762,959)      $ (466,767)     $(1,280,682)
                                                        =========        =========       ==========
Income (loss) per common share
  Before accounting change                             $   (12.73)      $    (7.68)     $    (13.88)
  Effect of accounting change                                   -            (0.80)          (13.35)
                                                        ---------        ---------       ----------
    Income (loss) per common share                     $   (12.73)      $    (8.48)     $    (27.23)
                                                        =========        =========       ==========

Shares used for computation (000)                          59,915           55,070           47,026
See accompanying Notes to consolidated financial statements.
                                              77

USAir Group, Inc.
Consolidated Balance Sheets
December 31,                                        (dollars in thousands except per share amounts)
===================================================================================================

                                                                        1994                1993
                          ASSETS                                        ----                ----
Current Assets
  Cash and cash equivalents                                        $   429,538          $   368,347
  Short-term investments                                                22,133                    -
  Receivables, net                                                     324,539              364,020
  Materials and supplies, net                                          258,664              362,019
  Prepaid expenses and other                                            81,642               83,334
                                                                    ----------           ----------
   Total current assets                                              1,116,516            1,177,720
Property and Equipment
  Flight equipment                                                   5,162,599            5,031,351
  Ground property and equipment                                      1,059,027            1,074,526
  Less accumulated depreciation and amortization                    (2,085,499)          (1,883,858)
                                                                    ----------           ----------
                                                                     4,136,127            4,222,019
  Purchase deposits                                                    195,701              156,621
                                                                    ----------           ----------
   Property and equipment, net                                       4,331,828            4,378,640
Other Assets
  Goodwill, net                                                        526,615              542,666
  Other intangibles, net                                               319,711              311,332
  Other assets, net                                                    513,372              467,555
                                                                    ----------           ----------
   Total other assets                                                1,359,698            1,321,553
                                                                     ---------           ----------
                                                                    $6,808,042           $6,877,913
                                                                     =========            =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                              $   85,538           $   87,833
  Accounts payable                                                     318,323              335,918
  Traffic balances payable and unused tickets                          568,215              630,147
  Accrued expenses                                                   1,287,977            1,182,886
                                                                    ----------            ---------
   Total current liabilities                                         2,260,053            2,236,784
Long-Term Debt, Net of Current Maturities                            2,895,378            2,444,017
Deferred Credits and Other Liabilities
  Deferred gains, net                                                  413,961              440,327
  Postretirement benefits other than pensions, non-current             958,956              907,343
  Non-current benefit liabilities and other                            417,878              303,299
                                                                    ----------            ---------
   Total deferred credits and other liabilities                      1,790,795            1,650,969
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series A, 358,000 shares issued, no par value                        358,000              358,000
    (redemption value of $374,821 at December 31, 1994)
  Series F, 30,000 shares issued, no par value                         300,000              300,000
    (redemption value of $307,031 at December 31, 1994)
  Series T, 10,000 shares issued, no par value                         100,719              100,719
    (redemption value of $102,662 at December 31, 1994)
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock, no par
    value, 4,263,000 depositary shares issued                          213,153              213,153
    (liquidation preference of $220,147 at December 31, 1994)
 Common stock, par value $1 per share, authorized
    150,000,000 shares, issued 61,088,000 and
    61,080,000 shares, respectively                                     61,088               61,080
  Paid-in capital                                                    1,344,336            1,417,346
  Retained earnings (deficit)                                       (2,417,498)          (1,682,912)
  Common stock held in treasury, 1,864,000 shares
    at December 31, 1993                                                     -              (83,891)
  Deferred compensation                                                (90,965)             (94,957)
  Adjustment for minimum pension liability                              (7,017)             (42,395)
                                                                     ---------            ---------
   Total stockholders' equity (deficit)                               (896,903)            (212,576)
                                                                     ---------            ---------
                                                                    $6,808,042           $6,877,913
                                                                     =========            =========
See accompanying Notes to consolidated financial statements.
USAir Group, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,                                                             (in thousands)
===================================================================================================
                                                                 1994          1993          1992
                                                                 ----          ----          ----
Cash and cash equivalents beginning of year                  $ 368,347    $ 296,038     $   319,603
Cash flows from operating activities
  Net income (loss)                                           (684,923)    (393,116)     (1,228,916)
  Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
    Depreciation and amortization                              407,638      352,467         344,150
    Deferred income taxes                                            -            -        (111,128)
    Loss (gain) on disposition of property                     (24,099)      10,328          30,405
    Other                                                      (38,052)      (2,614)        (28,907)
    Changes in certain assets and liabilities
      Decrease (increase) in receivables                        41,101     (180,152)         25,536
      Decrease (increase) in materials, supplies,
        prepaid expenses and intangible pension assets          74,663       24,234         (99,256)
      Increase (decrease) in traffic balances payable
        and unused tickets                                     (61,932)      35,517         105,448
      Increase (decrease) in accounts payable and
        accrued expenses                                       235,105       84,727         252,756
      Increase (decrease) in postretirement benefits
        other than pensions, non-current                        51,613       65,967         841,376
                                                              --------     --------      ----------
         Net cash provided by (used for) operating
           activities                                            1,114       (2,642)        131,464
Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net             (46,022)    (202,085)       (239,060)
  Additions to other property                                 (134,086)    (159,031)       (277,230)
  Proceeds from disposition of property                         75,075      178,387         429,463
  Change in short term investments                             (21,994)           -               -
  Change in restricted cash and investments                      2,578      (14,221)        (95,331)
  Other                                                          1,110       (4,378)        (11,411)
                                                              --------     --------      ----------
         Net cash provided by (used for) investing
           activities                                         (123,339)    (201,328)       (193,569)
Cash flows from financing activities
  Issuance of debt                                             308,856      597,834       1,073,336
  Reduction of debt                                            (87,073)    (889,872)       (991,717)
  Issuance of common stock                                          52      230,891           3,452
  Issuance of preferred stock                                        -      400,719               -
  Sale of treasury stock                                        11,244        8,273           5,235
  Dividends paid                                               (49,663)     (71,566)        (51,766)
                                                              --------     --------      ----------
         Net cash provided by (used for) financing
           activities                                          183,416      276,279          38,540
                                                              --------     --------      ----------
Net increase (decrease) in cash and cash equivalents            61,191       72,309         (23,565)
                                                              --------     --------      ----------
Cash and cash equivalents end of year                        $ 429,538    $ 368,347     $   296,038
                                                              ========     ========      ==========
Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions                 $ 224,614    $ 343,188     $   219,611
  Issuance of debt for additions to other property           $       -    $     669     $         -
  Reduction of debt - aircraft related                       $       -    $  47,685     $         -
  Issuance of debt for materials                             $       -    $       -     $       909

Supplemental Information
  Cash paid during the year for interest, net of
    amounts capitalized                                      $ 265,703    $ 236,122     $   220,713
                                                              ========     ========      ==========
  Net cash received (paid) during the year for
    income taxes                                             $     317    $    (967)    $    30,480
                                                              ========     ========      ==========
See accompanying Notes to consolidated financial statements.
                                              79

USAir Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Three Years Ended December 31, 1994                                      (dollars in thousands except per share amounts)
========================================================================================================================
                                                                                                Adjustments
                                                                                                    For
                                                              Retained               Deferred     Minimum
                             Preferred  Common     Paid-In    Earnings     Treasury   Compen-     Pension
                              Stock B    Stock     Capital    (Deficit)     Stock      sation    Liability      Total
                             ---------  ------     -------    ---------    --------  --------   -----------     -----
Balance December 31, 1991    $213,153  $ 49,400  $1,220,958  $    62,452  $(123,914) $(103,887)  $       -  $ 1,318,162

Reversion of 28,000 shares
 of restricted stock pre-
 viously granted                    -       (28)       (465)           -          -        740           -          247

Exercise of 6,000 options           -         -        (207)           -        270          -           -           63

Sale of 209,000 shares of
 common stock                       -       209        3,243           -          -          -           -        3,452

Sale of 384,000 shares of
 treasury stock                     -         -      (12,097)          -     17,268          -           -        5,171

Dividends declared
 (preferred stock):
  Series A-$92.50 per share         -         -            -     (33,115)         -          -           -      (33,115)
  Series B-$4.375 per
   depositary share                 -         -            -     (18,651)         -          -           -      (18,651)

Amortization of deferred
 compensation                       -         -          333           -          -      4,137           -        4,470

Equity reduction for minimum
 pension liability                  -         -            -           -          -          -      (6,820)      (6,820)

Net income (loss)                   -         -            -  (1,228,916)         -          -           -   (1,228,916)
                              -------   -------    ---------  ----------   --------   --------    --------   ----------
Balance December 31, 1992     213,153    49,581    1,211,765  (1,218,230)  (106,376)   (99,010)     (6,820)      44,063

Reversion of 1,600 shares
 of restricted stock
 previously granted                 -        (1)        (19)           -          -         31           -           11

Sale of 11,500,000 shares
 of common stock                    -    11,500     219,391            -          -          -           -      230,891

Exercise of 33,500 options          -         -        (929)           -      1,506          -           -          577

Sale of 466,400 shares of
 treasury stock                     -         -     (13,283)           -     20,979          -           -        7,696

Dividends declared (preferred
 stock):
  Series A-$92.50 per share         -         -           -      (33,115)         -          -           -      (33,115)
  Series B-$4.375 per
   depositary share                 -         -           -      (18,651)         -          -           -      (18,651)
  Series F-$700 per share           -         -           -      (17,967)         -          -           -      (17,967)
  Series T-Variable dividend
   rate - see Note 8                -         -           -       (1,833)         -          -           -       (1,833)

Amortization of deferred
 compensation                       -         -         421            -          -      4,022           -        4,443

Equity reduction for minimum
 pension liability                  -         -           -            -          -          -     (35,575)     (35,575)

Net income (loss)                   -         -           -     (393,116)         -          -           -     (393,116)
                              -------   -------   ---------   ----------   --------   --------    --------   ----------
Balance December 31, 1993     213,153    61,080   1,417,346   (1,682,912)   (83,891)   (94,957)    (42,395)    (212,576)
                                                (Continued on next page)

USAir Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Three Years Ended December 31, 1994                                      (dollars in thousands except per share amounts)
========================================================================================================================
                                                                                                Adjustments
                                                                                                    For
                                                              Retained               Deferred     Minimum
                             Preferred  Common     Paid-In    Earnings     Treasury   Compen-     Pension
                              Stock B    Stock     Capital    (Deficit)     Stock      sation    Liability      Total
                             ---------  ------     -------    ---------    --------  --------   -----------     -----
Balance December 31, 1993     213,153    61,080   1,417,346   (1,682,912)   (83,891)   (94,957)     (42,395)   (212,576)

Reversion of 4,000 shares
 of restricted stock
 previously granted                 -        (4)        (28)           -          -         58           -           26

Sale of 12,400 shares
 of common stock                    -        12          40            -          -          -           -           52

Exercise of 5,000 options           -         -        (177)           -        225          -           -           48

Sale of 1,859,000 shares of
 treasury stock                     -         -     (72,470)           -     83,666          -           -       11,196

Dividends declared (preferred
 stock):
  Series A-$92.50 per share         -         -           -      (16,557)         -          -           -      (16,557)
  Series B-$4.375 per
   depositary share                 -         -           -      (13,988)         -          -           -      (13,988)
  Series F-$700 per share           -         -           -      (15,750)         -          -           -      (15,750)
  Series T-Variable dividend
   rate - see Note 8                -         -           -       (3,368)         -          -           -       (3,368)

Amortization of deferred
 compensation                       -         -        (375)           -          -      3,934           -        3,559

Equity reduction for minimum
 pension liability                  -         -           -            -          -          -      35,378       35,378

Net income (loss)                   -         -           -     (684,923)         -          -           -     (684,923)
                              -------   -------   ---------   ----------   --------   --------    --------   ----------
Balance December 31, 1994    $213,153  $ 61,088  $1,344,336  $(2,417,498) $       -  $ (90,965)  $  (7,017) $  (896,903)
                              =======   =======   =========   ==========   ========   ========    ========   ==========

See accompanying Notes to consolidated financial statements.
                                                        81

                        USAir Group, Inc.
           Notes to Consolidated Financial Statements



(1)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of USAir Group, Inc. ("USAir Group" or the "Company") and its wholly-owned subsidiaries USAir, Inc. ("USAir"), Piedmont Airlines, Inc. ("Piedmont"), Jetstream International Airlines, Inc. ("Jetstream"), Allegheny Airlines, Inc. ("Allegheny") (formerly Pennsylvania Commuter Airlines, Inc. ("PCA")), USAir Leasing and Services, Inc. ("Leasing"), USAir Fuel Corporation and Material Services Company, Inc. All significant intercompany accounts and transactions have been eliminated.

     At December 31, 1992, USAM Corp. ("USAM"), a subsidiary of USAir, owned 11% of the Covia Partnership ("Covia") which owned and operated a computerized reservation system ("CRS"). In September 1993, Covia purchased the assets of the corporation that owned and operated the Galileo CRS which provided CRS services to travel agent subscribers in Europe. Covia was immediately separated into three new entities and, as a result, USAM owns 11% of the Galileo International Partnership which owns and operates the Galileo CRS, approximately 11% of the Galileo Japan Partnership which markets the Galileo CRS in Japan, and approximately 21% of the Apollo Travel Services Partnership which markets the Galileo CRS in the U.S. and Mexico. USAM accounts for these investments using the equity method because it is represented on the board of directors of each of the partnerships and therefore participates in policy making processes.

     On August 1, 1992, two wholly-owned USAir Group regional airline subsidiaries, Allegheny Commuter Airlines, Inc. and PCA, merged. The combined entity is now called Allegheny Airlines, Inc.

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

     USAir Group's principal operating subsidiary, USAir, and three regional airline subsidiaries, Piedmont, Jetstream and Allegheny, operate within one industry (air transportation); therefore, no segment information is provided.

     Certain 1993 and 1992 amounts have been reclassified to conform with 1994 classifications.

     (b)  Cash and Cash Equivalents and Short-Term Investments

     For financial statement purposes, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Short-term investments consist of certificates of deposit and commercial paper with original maturities greater than three months but less than one year. Short-term investments are stated at cost plus accrued interest, which approximates market value.

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

                                    Depreciable
          Assets                       Lives      Residual Values
          ------                    -----------   ---------------
                                      (years)       (in millions)
Aircraft
  Boeing 767-200ER                       20            $14.0
  Boeing 757-200                         20              8.0
  Boeing 737-300/400                     20              7.5
  Boeing 737-200                        5-17           0.6-5.0
  McDonnell Douglas MD-80                20              7.5
  Douglas DC-9-30                        17              3.0
  Fokker 100                             20              5.0
  Fokker F28                            6-8            1.0-2.0
  Turboprop aircraft                   10-17           0.5-1.5
  Improvements to leased aircraft  life of lease          -

Ground property, equipment and        1-10 or
  leasehold improvements           life of lease          -

Buildings                              25-30              -

     Property acquired under capital lease is amortized on a straight-line basis over the term of the lease and charged to Depreciation and Amortization Expense.

     (e)  Goodwill, Other Intangibles and Other Assets

     Goodwill, the cost in excess of fair value of identified net assets acquired, is being amortized on a straight-line basis over 40 years. The $629 million goodwill resulting from the acquisition of Pacific Southwest Airlines ("PSA") and Piedmont Aviation, Inc. ("Piedmont Aviation"), both in 1987, is being amortized as Depreciation and Amortization Expense. Accumulated amortization at December 31, 1994 and 1993 related to the PSA and Piedmont acquisitions was $113 million and $97 million, respectively. The $11 million goodwill resulting from USAM's CRS investments is being amortized as other non-operating expense, consistent with the classification of income or loss on the investments. USAM's associated accumulated amortization at December 31, 1994 and 1993 was $2 million and $1 million, respectively. USAir evaluates whether or not goodwill is impaired by comparing the goodwill balances with estimated future undiscounted cash flows which, in USAir's judgment, are attributable to the goodwill. This analysis is performed separately for the goodwill which resulted from each acquisition.

     Intangible assets consist mainly of purchased operating rights at various airports, purchased route authorities, capitalized software costs and the intangible assets associated with the underfunded amounts of certain pension plans. The operating rights, valued at purchase cost or appraised value if acquired from PSA or Piedmont Aviation, are being amortized over periods ranging from ten to 25 years as Depreciation and Amortization Expense. The purchased route authorities are being amortized over periods of 25 years as Depreciation and Amortization Expense. Capitalized software costs are being amortized as Depreciation and Amortization Expense over five years, the expected period of benefit. Accumu-lated amortization related to intangible assets at December 31, 1994 and 1993 was $80 million and $72 million, respectively.

     Based on the most recent analyses, USAir believes that goodwill and other intangible assets were not impaired at Decem-ber 31, 1994.

     The increase in Other Assets, net in 1994 is primarily attributable to changes in non-current pension assets. USAir's
Other Assets balance includes a $47 million receivable from British Airways Plc related to the relinquishment of two U.S. to London routes.

     (f)  Restricted Cash and Investments

     Restricted cash and investments consist primarily of deposits in trust accounts to collateralize letters of credit or workers compensation policies. These amounts are classified as Other
Assets on the accompanying balance sheets.

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


     (i)  Frequent Traveler Awards

     USAir accrues the estimated incremental cost of providing outstanding travel awards earned by participants in its Frequent
Traveler Program when such award levels are reached.

     (j)  Investment Tax Credit

     Investment tax credit benefits have been recorded using the "flow-through" method as a reduction of the Federal income tax provision.

     (k)  Advertising Costs

     Advertising costs are expensed when incurred as other operat-ing expense. Advertising expense for 1994, 1993 and 1992 was $63 million $59 million and $84 million, respectively.

     (l)  Income (Loss) Per Common Share

     Income (loss) per common share is computed by dividing net income (loss), after deducting preferred stock dividend require-ments, by the weighted average number of shares of Common Stock outstanding, net of treasury stock. The Company has deferred quarterly dividend payments on all series of its preferred stock beginning September 30, 1994. However, the accumulated unpaid dividends and interest on unpaid dividends continue to be deducted from net income or loss in order to calculate income or loss per common share (see Notes 8 and 9). The 1994 preferred dividend requirement includes dividends deferred (including interest) of $32.8 million, or $0.55 per common share. USAir Group's outstand-ing redeemable Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), redeemable Series F Cumulative Senior Preferred Stock ("Series F Preferred Stock"), redeemable Series T Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T Preferred Stock") and Common Stock equivalents are anti-dilutive. See Note 10 regarding Common Stock held in trust by an ESOP.

(2)  Financial Instruments

     (a)  Terms of Certain Financial Instruments

     USAir has entered into hedging arrangements to reduce its exposure to fluctuations in the price of jet fuel. Net settlements are recorded as adjustments to aviation fuel expense. The total notional number of gallons under these arrangements was 86 million and 194 million at December 31, 1994 and 1993, respectively. Under these arrangements, the Company will pay $0.496 to $0.521 per notional gallon in 1995 and receive a floating rate per notional gallon based on current market prices. In 1994, the Company paid $0.481 to $0.594 per notional gallon and received a floating rate per notional gallon based on current market prices. Decreases in the market price of fuel to levels below the fixed prices require cash payments by the Company and cause an increase in the Company's aviation fuel expense. The hedging arrangements represent approxi-mately 7% and 16% of USAir's expected 1995 and actual 1994 fuel consumption, respectively. USAir is party to such hedging arrangements with several entities. Although the agreements, which expire in 1995, expose the Company to credit loss in the event of nonperformance by the other parties to the agreements, the Company does not anticipate such nonperformance because of the favorable creditworthiness status of the other parties. The Company may continue to enter into such arrangements, depending on market conditions.

     The Company has entered into interest rate swap transactions to manage interest rate exposure. Net settlements are recorded as an adjustment to interest expense. The Company is party to such interest rate swap agreements with banks and other financial institutions. The notional principal amount of these agreements was $150 million at December 31, 1994 and 1993. Under these swap agreements, the Company pays interest at fixed rates averaging 9.8% at December 31, 1994 and 1993, and receives floating rate interest payments based on three-month LIBOR. Although the agreements, which expire in 1995, expose the Company to credit loss in the event of non-performance by the other parties to the agreements, the Company does not anticipate such non-performance because of the favorable creditworthiness status of the other parties.

     An aggregate of $32 million of future principal payments of USAir's long-term debt due 1998 through 2000 is payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by USAir's participation in foreign currency contracts. Although the Company is exposed to credit loss in the event of non-performance by the counterparty to the contracts, the Company does not anticipate such non-performance because of the favorable credit-worthiness status of the other party.

     (b)  Fair Value of Financial Instruments

     Unless a quoted market price indicates otherwise, the fair values of cash and investments generally approximate carrying values because of the short maturity of these instruments. The

Company has estimated the fair value of long-term debt based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar remaining maturities. The estimated fair values of the Series A Preferred Stock, the Series F Preferred Stock and the Series T Preferred Stock are obtained by consulting with an independent external valuation source. The fair values of interest rate swap agree-ments, energy swap agreements and foreign currency contracts are obtained from dealer quotes whereby these values represent the estimated amount the Company would receive or pay to terminate such agreements.

     The estimated fair values of the Company's financial instru-ments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                                    December 31,
                     -------------------------------------------
                             1994                  1993
                     ---------------------  --------------------
                                 Estimated             Estimated
                      Carrying      Fair    Carrying      Fair
                       Amount      Value     Amount      Value
                      --------   ---------  --------   ---------

                                    (in thousands)
Cash and cash
  equivalents        $  429,538 $  429,538 $  368,347 $  368,347
Short-term               22,133     22,078          -         -
  investments
Restricted cash
  and investments*      170,686    170,581    173,357    173,305
Long-term debt (ex-
  cludes capital
  lease obliga-
  tions)             (2,898,203)(2,484,390)(2,426,461)(2,477,523)
Redeemable pre-
  ferred stock         (758,719)  (242,341)  (758,719)  (718,633)
Interest rate swap
agreements:
  In a net payable
  position                    -     (3,221)         -    (14,492)
Energy swap agree-
ments:
  In a net receivable
  (payable) position          -        259          -    (10,352)
Foreign currency
contracts:
  In a net receivable
  (payable) position          -      5,352          -     (1,874)

* Amounts included in Other Assets on the Company's consolidated balance sheets.

(3)  Long-Term Debt

     Details of long-term debt are as follows:

                                                December 31,
                                          ----------------------
                                             1994        1993
                                             ----        ----
                                               (in thousands)
Senior Debt:
  12 7/8% Senior Debentures due 2000      $   77,000  $   77,000
  10% Senior Notes due 2003                  300,000     300,000
  9 5/8% Senior Notes due 2001               175,000           -
  12.15% to 15.23% U.S. Government
    Guaranteed Obligations, due 1995           3,090       6,180
  13 1/8% Equipment Trust Certificates             -         972
  4.2% to 12% Equipment Financing
    Agreements, Installments due 1995
    to 2016                                2,140,387   1,890,418
  8.6% Airport Facility Revenue Bond
    due 2022                                  27,620      27,620
  4.0% to 7.1% Aircraft Purchase
    Deposit Financing, Installments
    due 1995 to 1999                         172,301     120,311
  Other                                        2,805       3,960
                                           ---------   ---------
                                           2,898,203   2,426,461
Capital Lease Obligations                     82,713     105,389
                                           ---------   --------
   Total                                   2,980,916   2,531,850
Less Current Maturities                       85,538      87,833
                                           ---------   ---------
                                          $2,895,378  $2,444,017
                                           =========   =========

     Maturities of long-term debt and debt under capital leases for the next five years are as follows:

                          (in thousands)
                    1995               $   85,538
                    1996                   84,765
                    1997                   96,005
                    1998                  165,535
                    1999                   89,635
                    Thereafter          2,459,438

     Interest rates on $529 million principal amount of long-term debt at December 31, 1994 are subject to adjustment to reflect prime rate and other rate changes.

     On April 26, 1994, the Company terminated its credit agreement dated March 30, 1987, as amended, with a group of banks ("Credit Agreement"). During 1994, there were no borrowings under the Credit Agreement. As a result of the termination, 66 jet and turboprop aircraft and certain spare engines with a net book value of approximately $260 million at that time were released from a mortgage related to the Credit Agreement. The Company had been in violation of certain covenants at March 31, 1994. The Credit Agreement was scheduled by its terms to expire on September 30, 1994.

     During 1993 and 1992, the maximum amount of Credit Agreement borrowings outstanding at any month end was $250 million and $450 million, respectively. All outstanding Credit Agreement borrowings were paid off in May 1993 and no other funds were borrowed during the remainder of 1993. The average amount of Credit Agreement borrowings outstanding and the weighted average interest rate for 1993 were $37 million and 5.8%, respectively. The average amount of Credit Agreement borrowings outstanding and the weighted average interest rate for 1992 were $174 million and 6.2%, respectively.

     Equipment financings totaling $2.2 billion were collateralized by aircraft and engines with a net book value of $2.3 billion at December 31, 1994.

(4)  Commitments and Contingencies

     (a)  Operating Environment

     The U.S. airline industry has undergone dramatic and permanent changes in recent years, generally resulting in lower operating costs and fares. The current competitive environment is the result of several factors including the emergence and expansion of low cost, low fare carriers, the protection and cost restructuring opportunities afforded to certain carriers while operating under Chapter 11 of the Bankruptcy Code, and other cost restructuring initiatives among major airlines, including employee concessions in exchange for equity ownership. The Company has incurred annual operating losses for every year since 1990 and has a net capital deficiency at December 31, 1994. The Company is currently in negotiations with employee labor groups in an effort to obtain employee concessions that will substantially reduce operating costs. On March 29, 1995, USAir and the negotiating committee of the Air Line Pilots Association ("ALPA") Master Executive Council, which represents USAir's pilots, signed an agreement in principle on wage and other concessions in exchange for financial returns and governance participation for USAir pilots. The agreement in principle is subject to many significant conditions, including approval of the boards of directors of the Company and USAir and of the shareholders of the Company and the execution of definitive documentation. USAir continues to negotiate with representatives of its other unions but it is uncertain whether any final agree-ments will be reached. No assurance can be given whether or when any transactions with any of the unions will be consummated or what the terms of any such transactions might be. In addition, the Company is evaluating other strategic decisions that could be implemented to improve the operating results of the airline. The Company believes that it must reduce its operating costs substan-tially if it is to survive in this low cost, low fare competitive environment.

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

     The following amounts applicable to capital leases are included in property and equipment:

                                                 December 31,
                                            ---------------------
                                              1994         1993
                                              ----         ----
                                                (in thousands)
Flight equipment                            $218,881     $266,743
Ground property and equipment                 10,961       10,961
                                             -------      -------
                                             229,842      277,704
Less accumulated amortization                153,341      184,999
                                             -------      -------
                                            $ 76,501     $ 92,705
                                             =======      =======

     At December 31, 1994, obligations under capital and noncancel-able operating leases for future minimum lease payments were as follows:

                                           Capital      Operating
                                           Leases         Leases
                                           -------      ---------
                                              (in thousands)
1995                                      $ 26,358    $   783,945
1996                                        22,492        766,450
1997                                        21,697        773,401
1998                                        10,687        733,111
1999                                        10,687        688,620
Thereafter                                  27,675      7,637,310
                                           -------     ----------
   Total minimum lease payments            119,596    $11,382,837
                                                       ==========
   Less amount representing interest        36,883
                                           -------
Present value of net minimum lease
   payments                               $ 82,713
                                           =======

     Jetstream has the option to lease an additional 20 aircraft.
If the options for aircraft leases are exercised, deliveries could begin as early as 1996 and the projected lease payments presented above would increase.

     Rental expense under operating leases for 1994, 1993 and 1992 was $748 million, $781 million and $707 million, respectively. The $748 million rental expense for 1994 excludes charges of $103 million related to USAir's grounded BAe-146 fleet and $13 million primarily related to USAir's decision to cease operations of its remaining Boeing 727-200 aircraft in 1995. The $707 million rental expense for 1992 excludes a charge of $72 million related to USAir's grounded BAe-146 fleet.

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

     USAir is involved in legal proceedings arising out of its two aircraft accidents that occurred in July and September 1994 near Charlotte, North Carolina and Pittsburgh, Pennsylvania, respec-tively. The National Transportation Safety Board (the "NTSB") held hearings beginning in September 1994 relating to the July accident and January 1995 relating to the September accident. In April 1995, the NTSB issued its finding of probable causes with respect to the accident near Charlotte. It assigned as probable causes flight crew errors and the failure of air traffic control to convey weather and windshear hazard information. The NTSB has not yet issued its final accident investigation report for the accident near Pittsburgh. USAir expects that it will be at least two to three years before the accident litigation and related settlements will be concluded. USAir believes that it is fully insured with respect to this litigation and has recovered its hull claims related to the loss of the two aircraft. Therefore, the Company believes that the litigation will not have a material adverse effect on the Company's results of operations or financial condition. However, due to these two aircraft accidents, it is probable that the Company's insurance costs will increase upon renewals of various policies in 1995.

     USAir and certain of the Company's other subsidiaries have received notices from the U.S. Environmental Protection Agency and various state agencies that it is a potentially responsible party with respect to the remediation of existing sites of environmental concern. Only two of these sites have been included on the Superfund National Priorities List. USAir and the other subsidiar-ies continue to negotiate with various governmental agencies concerning known and possible cleanup sites. These companies have made financial contributions for the performance of remedial investigations and feasibility studies at sites in Moira, New York; Escondido, California; Newberry Township, Pennsylvania; Elkton, Maryland; and Salisbury, Maryland.

     Because of changing environmental laws and regulations, the large number of other potentially responsible parties and certain pending legal proceedings, it is not possible to reasonably estimate the amount or timing of future expenditures related to environmental matters. The Company provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known contingencies, it is possible that additional reserves could be required in the future which could have a material effect on results of operations. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the Company's financial position or results of operations based on the Company's experience with similar environmental sites.

     In March 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit, which alleged that the airlines used the Airline Tariff Publishing Company to signal and communi-cate carrier pricing intentions and otherwise limit price competi-tion for travel to and from numerous hub airports. Under the terms of the settlement, the six air carriers have issued $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow. However, due to the interchangeability of the certificates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on future passenger revenue and cash flows. USAir estimates that any incremental cost associated with the settlement will not be material based on the nominal equivalent free trips associated with the settlement. The travel certificates were mailed to claimants in December 1994 and may be applied towards travel purchased between January 1995 and December 1998.

     On October 11, 1994, USAir and seven other carriers entered into a settlement agreement with a group of State Attorneys General resolving similar issues with the states. The settlement entitles passengers traveling within the United States on state government business to a 10% discount off the published fares of each of the settling carriers and will be available for 18 months or until the combined discount amount reaches $40 million. Following a notice and public comment period, the reviewing judge will conduct a hearing to determine whether this settlement is a fair one. The hearing is scheduled for May 10, 1995. The Company does not expect that this settlement will have a material adverse effect on its financial condition. As was the case with the settlement of the private antitrust litigation, it is difficult to predict the amount of discounted state travel that will occur on USAir. Thus, a dollar impact of the settlement cannot be estimated.

     In February and March 1995, several class action lawsuits were filed in various Federal district courts by travel agencies and a travel agency trade association alleging that most of the major U.S. airlines, including USAir, violated the antitrust laws when they individually capped travel agent commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. USAir intends to vigorously defend itself against the allegations made in these lawsuits. The plaintiffs are seeking unspecified treble damages for restraint of trade and an injunction to prevent the airlines from implementing or maintaining the cap or commission. Because the lawsuits are in the first stages of litigation, USAir is unable to predict at this time their ultimate resolution or potential impact on the Company's financial condition and results of operations.

     In March 1995, a number of U.S. carriers, including USAir, received a Civil Investigative Demand ("CID") from the Department of Justice related to an investigation of incentives paid to travel agents over and above the base commission payments, which are the subject matter of the suits recently brought by travel agencies as discussed above. USAir responded to an earlier CID on this topic during 1994. USAir is required to produce documents and respond to interrogatories in connection with this CID. USAir intends to comply with the requirements of the CID. Because this matter is in the investigatory stage, USAir is unable to predict at this time its ultimate resolution or potential impact on the Company's financial condition and results of operations.

     In February 1995, two members of USAir's frequent traveler program filed a class action lawsuit in Pennsylvania state court against USAir after it raised the required minimum level of miles necessary to earn a free ticket. The plaintiffs allege breach of contract and seek unspecified damages and specific performance of the contract allegedly breached. USAir denies the allegations.
The ultimate resolution of this lawsuit and its potential impact on the Company's financial condition and results of operations cannot be predicted at this time.

     (d)  Aircraft Commitments

      USAir and The Boeing Company ("Boeing") reached an agreement in principle in early 1995 regarding the deferral of eight 757-200 aircraft from 1996 to 1998.

     The following schedule of USAir's new aircraft deliveries and scheduled payments at December 31, 1994 (including progress payments, payments at delivery, buyer furnished equipment, spares, and capitalized interest) reflects USAir's agreement in principle with Boeing discussed above:

                          Delivery Period - Firm Orders
                  ----------------------------------------------
                                                 There-
                  1995  1996  1997  1998  1999   after     Total
                  ----  ----  ----  ----  ----   ------   ------
Boeing
  757-200            7     -     -     8     -        -       15
  737 Series         -     -     -     -     -       40       40
                   ---   ---   ---   ---   ---    -----    -----
     Total           7     -     -     8     -       40       55
                   ===   ===   ===   ===   ===    =====    =====
Payments
 (millions)       $214  $  -  $ 70  $265  $  -   $1,855   $2,404
                   ===   ===   ===   ===   ===    =====    =====

     In addition, USAir has a commitment to purchase hushkits for certain of its McDonnell Douglas DC-9-30 aircraft and a substantial portion of its Boeing 737-200 aircraft. The installation of these hushkits will bring the aircraft into compliance with Federal Aviation Administration ("FAA") Stage 3 noise level requirements. The projected payments associated with the purchase of the hushkits are: $10.5 million - 1995; $44.3 million - 1996; $45.5 million -
1997; $45.2 million - 1998; and $25.0 million - 1999.

     (e)  Concentration of Credit Risk

     USAir Group does not believe it is subject to any significant concentration of credit risk. At December 31, 1994, most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards (45%) or to tickets sold by other airlines (17%) and used by passengers on USAir or the regional airline subsidiaries. These receivables are short-term, generally being settled shortly after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

     (f)  Guarantees

     At December 31, 1994, USAir guaranteed payments of certain debt obligations of the Galileo International Partnership amounting to approximately $9 million.

(5)  Sale of Receivables

     The revolving receivables sales facility ("Receivables Agreement") to which USAir had been a party expired on December 21, 1994. USAir was unable to sell receivables under the Receivables Agreement during 1994 because it was in violation of certain financial covenants. USAir had no outstanding amounts due under the Receivables Agreement at December 31, 1993. The average dollar amount of outstanding sales during 1993 and 1992 was $255 million and $100 million, respectively. USAir is currently engaged in discussions to arrange a replacement facility. There can be no assurance that USAir will be successful in reaching a new agreement to sell its receivables.

(6)  Income Taxes

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 required a change from the deferred method under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. No cumulative adjustment at January 1, 1993, and no income tax credit for the years ended December 31, 1994 and 1993, were recognized due to the FAS 109 limitation in recognizing benefits for net operating losses.

     The Company files a consolidated Federal income tax return with its wholly-owned subsidiaries.

     The components of the provision (credit) for income taxes are as follows:

                                 1994         1993       1992
                                 ----         ----       ----
Current provision (credit):
  Federal                      $     -      $     -    $      -
  State                              -            -           -
                                ------       ------     -------
  Total current credit               0            0           0
                                ------       ------     -------
Deferred provision (credit):
  Federal                            -            -           -
  State                              -            -           -
                                ------       ------     -------
  Total deferred credit              0            0           0
                                ------       ------     -------
Provision (credit) for
  income taxes                 $     0      $     0    $      0
                                ======       ======     =======

     The significant components of deferred income tax expense/
(benefit) for the years ended December 31, 1994 and 1993, are as follows:

                                             1994         1993
                                             ----         ----
                                              (in thousands)
Deferred tax benefit (exclusive of
  the other components listed below)      $(240,366)   $(136,191)
Adjustments to deferred tax assets
  and liabilities for enacted changes
  in tax laws and rate                            -       (8,880)
Increase for the year in the valuation
  allowance for deferred tax assets         240,366      145,071
                                           --------     --------
  Total                                   $       0    $       0
                                           ========     ========

     For the year ended December 31, 1992 deferred income taxes result from differences in the recognition of revenue and expenses and investment tax credits for tax and financial reporting purposes. The major items resulting in these differences and the related tax effects are shown in the following chart:
                                                        1992
                                                        ----
                                                   (in thousands)

Equipment depreciation and amortization               $  70,441
Gain on sale and leaseback transactions                 (55,238)
Net operating loss carryforward                          53,753
Employee benefits                                       (36,015)
Tax benefits purchased/sold                               6,752
Investment tax credits                                   (2,372)
Leasing transactions                                    (33,296)
Frequent traveler program                                (2,815)
Other                                                    (1,210)
                                                       --------
  Total deferred provision (credit)                   $       0
                                                       ========

     A reconciliation of taxes computed at the statutory Federal tax rate on earnings before income taxes to the provision (credit) for income taxes is as follows:

                                 1994        1993         1992
                                 ----        ----         ----
                                        (in thousands)
Tax provision (credit)
  computed at statutory
  rate                         $(239,723)  $(137,591)  $(204,278)
Book expenses not deductible
  for tax purposes                17,257      10,390      22,770
Limitation in recognizing
  tax benefit of net operating
  loss                           222,466     136,081     181,508

                         (continued on next page)

Adjustments to deferred
  tax assets and liabilities
  for enacted changes in
  tax laws and rates                   -      (8,880)          -
                                --------    --------    --------
Provision (credit) for
  income taxes                 $       0   $       0   $       0
                                ========    ========    ========
Effective tax rate                     0%          0%          0%
                                ========    ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                            1994         1993
                                            ----         ----
                                              (in thousands)
Deferred tax assets:
  Leasing transactions                  $  167,772   $  132,551
  Tax benefits purchased/sold               63,557       79,434
  Gain on sale and leaseback
    transactions                           156,127      164,613
  Employee benefits                        487,236      430,257
  Net operating loss carryforwards         723,275      557,494
  Alternative minimum tax credit
    carryforwards                           21,146       21,146
  Investment tax credit carryforwards       49,802       49,802
  Other deferred tax assets                 82,081       62,615
                                         ---------    ---------
    Total gross deferred tax assets      1,750,996    1,497,912
  Less valuation allowance                (805,204)    (564,838)
                                         ---------    ---------
    Net deferred tax assets                945,792      933,074

Deferred tax liabilities:
  Equipment depreciation and
    amortization                          (909,353)    (874,640)
  Other deferred tax liabilities           (36,439)     (58,434)
                                         ---------    ---------
    Net deferred tax liabilities          (945,792)    (933,074)
                                         ---------    ---------
    Net deferred taxes                  $        0   $        0
                                         =========    =========

     The valuation allowance for deferred tax assets as of January 1, 1993, was $420 million. The valuation allowance increased $145 million in 1993 and $240 million in 1994.

     At December 31, 1994, the Company had unused net operating losses of $1.9 billion for Federal tax purposes, which expire in the years 2005-2009. The Company also has available, to reduce future taxes payable, $775 million alternative minimum tax net operating losses expiring in 2007 to 2009, $50 million of invest-ment tax credits expiring in 2002 and 2003, and $21 million of minimum tax credits which do not expire. The Federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

(7)  British Airways Plc Investment

     On January 21, 1993, USAir Group and BA entered into an investment agreement (the "Investment Agreement") under which a wholly-owned subsidiary of BA purchased certain series of convert-ible preferred stock during 1993 (see Note 8 - Redeemable Preferred Stock) and BA entered into code sharing and wet lease arrangements with USAir contemplated by the Investment Agreement. On March 7, 1994, BA announced that it would not make any additional invest-ments in the Company until the outcome of measures by the Company to reduce its costs and improve its financial results is known.

     At December 31, 1994, the preferred stock held by BA con-stituted approximately 21.5% of the total voting interest in the Company. To the extent permitted by foreign ownership restrictions which are applicable by statute regulations or interpretation by regulatory authorities, including the U.S. Department of Transpor-tation ("DOT") ("Foreign Ownership Restrictions"), the preferred stock owned by BA votes on all matters presented to the Company's stockholders for a vote and has voting power equal to the underly-ing shares of Common Stock. Pursuant to the Investment Agreement, on January 21, 1993, BA designated three of its officers to serve on the Company's and USAir's boards of directors.

     In addition to BA's holdings of the Company's preferred stock at December 31, 1994, BA has the option, which it has announced it will not exercise under current circumstances, to purchase, at a minimum, an additional $450 million of the Company's preferred stock. Under certain circumstances, BA is entitled, at its option, to purchase, on or prior to January 21, 1996, 50,000 shares of Series C Cumulative Convertible Senior Preferred Stock ("Series C Preferred Stock") resulting in an additional cash investment in the Company of $200 million, and, on or prior to January 21, 1998, 25,000 shares of Series E Cumulative Convertible Senior Preferred Stock ("Series E Preferred Stock") resulting in an additional cash investment in the Company of $250 million. If the DOT approves all the transactions and acts contemplated by the Investment Agreement, at the election of either BA or the Company on or prior to January 21, 1998, BA's purchase of the Series C Preferred Stock (unless previously consummated) and BA's purchase of the Series E Preferred Stock must be consummated under certain circumstances.

     On March 15, 1993, the DOT issued an order ("DOT Order") stating, among other things, that BA's initial investment does not impair USAir's citizenship under current U.S. Foreign Ownership Restrictions. However, the DOT instituted a proceeding to consider whether USAir will remain a U.S. citizen if the transactions and acts contemplated by the Investment Agreement, including the possible sale of Series C Preferred Stock and Series E Preferred Stock, to BA, are consummated. The DOT has indefinitely suspended the period for comments from interested parties pending its resolution of requests by other airlines for production of additional documents from USAir. The DOT Order states that the DOT expects and advises USAir and BA not to proceed with the closing of the purchase of the Series C Preferred Stock or the Series E Preferred Stock until the DOT has completed its review of USAir's citizenship. In any event, on March 7, 1994, BA announced it would not make any additional investments in the Company under current circumstances. The Company cannot predict the outcome of the proceedings or if further transactions contemplated under the Investment Agreement, including the sale of Series C and Series E Preferred Stock to BA, will be consummated. The sale of additional preferred stock to BA on June 10, 1993 (see Note 8(c)) did not result in BA's ownership of voting stock in the Company exceeding applicable Foreign Ownership Restrictions and therefore does not affect the Company's U.S. citizenship under those restrictions.

(8)  Redeemable Preferred Stock and Dividend Restrictions

     (a)  Series A Preferred Stock and Dividend Restrictions

     At December 31, 1994, the Company had 358,000 shares of its
9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), without par value, outstanding which were convertible into 9,239,944 shares of the Company's Common Stock at a conversion price of approximately $38.74 per share. The Series A Preferred Stock ranks pari passu with the Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock"), without par value, and Series T-_ Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T Preferred Stock"), without par value, and senior to the Series B Cumulative Convert-ible Preferred Stock ("Series B Preferred Stock"), without par value, Junior Participating Preferred Stock, Series D ("Series D Preferred Stock"), without par value, and the Common Stock, with respect to dividend payments and the distribution of assets. At December 31, 1994, the Series A Preferred Stock is entitled to approximately 25.8099 votes per share, or a total of 9,239,944 votes, and votes together with the Series F Preferred Stock, the Series T Preferred Stock and the Common Stock, on all matters submitted to a vote of stockholders of the Company.

     The Series A Preferred Stock is redeemable on August 7, 1999 at $1,000 per share. The Company has the right to redeem the stock at a 10% premium until that time. The agreement relating to the sale of the Series A Preferred Stock imposes certain restrictions on the purchaser's ability to increase its ownership of, and to transfer, its stock in USAir Group. The Series A Preferred Stock is owned by affiliates of Berkshire Hathaway Inc. ("Berkshire"). There have been no changes in the balance sheet value of the Series A Preferred Stock since its issuance in 1989.

     The Company has deferred quarterly dividend payments on all outstanding series of preferred stock. The annual dividends on the Series A Preferred Stock amount to approximately $33.1 million. So long as preferred dividends are deferred, the Series A Preferred Stock will continue to cumulate dividends at its stated dividend rate of 9.25% plus additional dividends (interest) on the balance of the deferred dividends at the higher of the stated dividend rate or the prime rate plus five percentage points. Accordingly, the redemption value of the Series A Preferred Stock at December 31, 1994 is $374.8 million (the face amount of the issuance of $358.0 million plus unpaid dividends and interest of $16.8 million).

     Under the terms of the Series A Preferred Stock, Berkshire has the right to elect two additional directors to the Board of the Company after a scheduled dividend payment has not been paid for thirty days. Berkshire has informed the Company that it does not intend to exercise this right at this time. Further, Berkshire's Chairman Warren E. Buffet and Vice Chairman Charles T. Munger serve as directors on the Company's and USAir's Boards of Directors. Messrs. Buffet and Munger have advised the Company that they will not stand for re-election to the Company's and USAir's Boards in 1995. Under the terms of the Series B Preferred Stock, the holders of that security would have the right to elect two additional directors to the Board if six quarterly dividends are not paid. That right will become effective on February 15, 1996 if dividends are not resumed prior to that time. If Berkshire were to exercise its right or the holders of the Series B Preferred Stock were to exercise their right to nominate additional directors, BA would have the right to designate additional nominees for election as directors to the Board pursuant to its Investment Agreement with the Company.

     The Company, organized under the laws of the State of Delaware, is subject to statutory restrictions on the payment of dividends according to capital surplus requirements of Delaware law. At December 31, 1994, the Company's capital surplus was exhausted and therefore, under Delaware law, the Company is legally restricted from paying dividends on all outstanding common and preferred stock issuances. Surplus is the remainder of (i) net assets (total assets less total liabilities), less (ii) total capital (that amount of preferred and common equity designated as capital by a company's board of directors). At December 31, 1994, the Company's capital deficit was approximately $199.3 million.
The Company's net assets were in a deficit balance of approximately $138.2 million, and its total capital was approximately $61.1 million (the $61.1 million is all attributable to the Company's common stock; capital for all of the Company's preferred stock issuances is a nominal amount of one cent per share). In order for the Company to return to a capital surplus position, it must realize substantial profits or increase its equity through other measures, such as the sale of additional common or preferred stock. Even if the Company is successful in restructuring its costs, there can be no assurance when or if preferred dividend payments will resume.

     (b)  Series F Preferred Stock

      At December 31, 1994, the Company had outstanding 30,000 shares of its 7% Series F Preferred Stock which was convertible into 15,458,851 shares of the Company's Common Stock at a conver-sion price of approximately $19.41 per share. The Series F Preferred Stock ranks pari passu with the Series A Preferred Stock and Series T Preferred Stock and senior to the Series B Preferred Stock, Series D Preferred Stock, and the Common Stock, with respect to dividend payments and the distribution of assets. At Decem-ber 31, 1994, each share of Series F Preferred Stock was entitled to 515.295 votes per share to the extent permitted by the existing Foreign Ownership Restrictions and votes with the Company's Series A Preferred Stock, the Series T Preferred Stock and the Company's Common Stock as a single class. Under Foreign Ownership Restric-tions, no more than 25% of the Company's voting interest may be held by persons other than U.S. citizens. In accordance with the terms of any preferred stock held by BA, conversion rights and voting rights may not be exercised to the extent that doing so would result in a loss of the Company's or any of its subsidiaries' operating certificates and authorities under Foreign Ownership Restrictions, and it is assumed for this purpose that Series F Preferred Stock will be fully converted before any other preferred stock held by BA.

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

     The Company deferred quarterly dividend payments on all outstanding series of preferred stock beginning with payments due September 30, 1994. The annual dividends on the Series F Preferred Stock amount to approximately $21.0 million. So long as preferred dividends are deferred, the Series F Preferred Stock will continue to cumulate dividends at its stated dividend rate of 7.0% plus additional dividends (interest) on the balance of the deferred dividends at the stated dividend rate. Accordingly, the redemption value of the Series F Preferred Stock at December 31, 1994 is $307.0 million (the face amount of the issuance of $300.0 million plus unpaid dividends and interest of $7.0 million). The Company is currently unable to pay dividends due to limitations under Delaware law. See discussion above in Note 8(a).

     (c)  Series T Preferred Stock

     Under the Investment Agreement, BA has preemptive and optional purchase rights to maintain its proportionate ownership of the Company's Common Stock and convertible securities, measured in terms of the BA percentage ("BA Percentage") which approximates BA's fully diluted ownership percentage based on BA's current and potential holdings in the Company. The BA Percentage is calculated without regard to Foreign Ownership Restrictions at the time of the calculation. BA may exercise such preemptive or optional purchase rights by purchasing, from time to time, a series of Series T Preferred Stock.

     At December 31, 1994, the Company had two series of the Series T Preferred Stock outstanding. On June 10, 1993, BA exercised its preemptive purchase right by purchasing 9,919.8 shares of a series of the Series T Preferred Stock ("Series T-2 Preferred Stock") for approximately $99.2 million and exercised its optional purchase right by purchasing 152.1 shares of a series of Series T Preferred Stock ("T-1 Preferred Stock") for approximately $1.5 million. BA's preemptive right was triggered by the issuance of Common Stock, as described in Note 9 - Stockholders' Equity, and BA's optional purchase rights were triggered by the Company's issuance of additional shares of Common Stock through the exercise of options under various employee stock option plans and through the sale of shares to certain defined contribution plans during the period from January 21, 1993 to March 31, 1993. BA has advised the Company that it will not exercise its optional purchase rights to buy additional series of Series T Preferred Stock triggered by the Company's issuance of Common Stock pursuant to certain employee benefit plans during the second, third and fourth quarters of 1993 and during 1994.

     There have been no changes in the balance sheet value of the Series T-1 Preferred Stock and Series T-2 Preferred Stock since their issuance in 1993.

     The terms of all series of the Series T Preferred Stock are substantially similar to those of the Series F Preferred Stock except as noted. Each share of Series T-2 Preferred Stock carries a conversion price of $26.40 and is convertible into approximately
378.7879 shares of Common Stock or Non-Voting Class ET stock. Each share of Series T-1 Preferred Stock has a conversion price of $20.50 and is convertible into approximately 487.8049 shares of Common Stock or Non-Voting Class ET stock. With respect to the Series T Preferred Stock, dividends are payable quarterly in arrears, at 50 basis points over the three month LIBOR rate. Any shares of the Series T Preferred Stock held by any person other than BA or its subsidiaries may be redeemed for cash at any time at the option of the Company at $10,000 plus accrued dividends plus a redemption premium equal to $700 from the date of issue until the first anniversary thereof and reduced by $46.67 on each anniversary thereafter.

     The Series T Preferred Stock is exchangeable, at the option of the Company, for that principal amount of floating rate convertible subordinated notes of the Company (the "T Notes") equal to the liquidation preference of the shares to be exchanged and bearing interest at the dividend rate. Any accrued dividends on the Series T Preferred Stock to be exchanged will be treated as accrued interest on the T Notes. Each $10,000 aggregate principal amount of such T Notes will be entitled to a number of votes equal to the number of votes to which each share of Series T Preferred Stock was entitled at the time of its exchange for T Notes, subject to adjustment. If issued, T Notes will have terms otherwise consis-tent with the terms of the Series T Preferred Stock.

     The Company has deferred quarterly dividend payments on all outstanding series of preferred stock beginning with payments due September 30, 1994. The annual dividends on the Series T Preferred Stock amount to approximately $6.6 million. So long as preferred dividends are deferred, the Series T Preferred Stock will continue to cumulate dividends at its dividend rate of the three-month LIBOR rate plus one-half of a percentage point plus additional dividends (interest) on the balance of the deferred dividends at the dividend rate. Accordingly, the redemption value of the Series T Preferred Stock at December 31, 1994 is $102.7 million (the face amount of the issuance of $100.7 million plus unpaid dividends and interest of $2.0 million). The Company is currently unable to pay dividends due to limitations under Delaware law. See discussion above in
Note 8(a).

(9)  Stockholders' Equity

     (a)  Common Stock

     The Company had 150,000,000 authorized shares of Common Stock, par value $1, at December 31, 1994 and 1993. If BA purchases the Series C Preferred Stock (see Note 7 - British Airways Plc Investment), the number of authorized shares of various classes of Common Stock will increase to 300,000,000. BA has indicated, however, that it will not make any additional investments in the Company under current circumstances. At December 31, 1994, approximately 51,781,000 shares were reserved for issuance upon the conversion of preferred stock and for offerings under employee stock purchase, stock option, stock incentive and retirement plans. The Company is currently unable to pay dividends due to limitations under Delaware law. See discussion above in Note 8(a).

     On May 4, 1993, the Company sold 11.5 million shares of previously unissued Common Stock at $20.75 per share through a public, underwritten offering. The offering netted proceeds of approximately $231 million.

     (b)  Preferred Stock and Senior Preferred Stock

     At December 31, 1994, the Company had 5,000,000 authorized shares of preferred stock, without nominal or par value, of which 358,000 shares were issued as Series A Preferred Stock, approxi-mately 43,000 shares were issued as Series B Preferred Stock and 1,035,000 shares were reserved as Series D Preferred Stock. Also, at December 31, 1994, the Company had 3,000,000 authorized shares of Senior Preferred Stock, without nominal or par value, of which 30,000 shares were issued as Series F Preferred Stock and approxi-mately 10,000 were issued as Series T Preferred Stock.

     (c)  Series B Preferred Stock

     At December 31, 1994, the Company had 4,263,050 Depositary Shares, representing 42,630.5 shares of its $437.50 Series B Preferred Stock outstanding. Each Depositary Share represents 1/100 of a share of the Series B Preferred Stock. The Series B Preferred Stock is convertible at any time, at the option of the holder, at the rate of 249.25 shares of Common Stock of the Company per preferred share, or 2.4925 shares of Common Stock per Deposi-tary Share. The Series B Preferred Stock ranks junior to the Company's Series A Preferred Stock, the Series F Preferred Stock and the Series T Preferred Stock and senior to the Series D Preferred Stock and the Common Stock with respect to dividend payments and the distribution of assets, whether upon liquidation or otherwise. Except under certain circumstances, the holders of Series B Preferred Stock have no voting rights.

     The Series B Preferred Stock is redeemable, at the option of the Company and with consent of the holders of Series F Preferred Stock, (i) in whole but not in part, only in certain circumstances, for so long as any shares of Series A Preferred Stock are outstand-ing; and (ii) in whole or in part if no shares of Series A Preferred Stock are outstanding, in each case initially at a redemption price of approximately $53.06 per 1/100 of a share and thereafter at prices declining to $50 per 1/100 of a share (equivalent to $5,000 per share of Series B Preferred Stock) on or after May 15, 2001, plus dividends accrued and accumulated but unpaid to the redemption date.

     The Company has deferred quarterly dividend payments on all outstanding series of preferred stock beginning with payments due September 30, 1994. The annual dividends on the Series B Preferred Stock amount to approximately $18.7 million. So long as preferred dividends are deferred, the Series B Preferred Stock will continue to cumulate dividends at its stated dividend rate of 8.75% but is not subject to additional dividends (interest) on the balance of the deferred dividends. Accordingly, the liquidation preference of the Series B Preferred Stock at December 31, 1994 is $220.1 (the face amount of the issuance of $213.2 million plus unpaid dividends of $6.9 million). The Company is currently unable to pay dividends due to limitations under Delaware law. See discussion above in
Note 8(a).

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

     Generally, the Rights become exercisable only if a party other than, under certain circumstances, BA acquires 20% or more of the Company's Common Stock or announces a tender offer for 20% or more of the Common Stock. The Rights are redeemable at $.03 per Right at any time before 20% or more of the Company's Common Stock has been acquired. If at any time after the Rights become exercisable and before they have been redeemed the Company is involved in a merger or other business combination transaction, the Rights will automatically entitle a holder, other than a holder of 20% or more of the Company's Common Stock, to receive, upon exercise of each Right, a number of shares of Common Stock, or a number of common shares of the acquiring company, as the case may be, having a market value of two times the exercise price of each Right. In addition, at any time after the acquisition of 30% or more of the Common Stock by any person and prior to the acquisition by such person of 50% or more of the Common Stock, the Board of the Company may exchange the Rights (other than Rights owned by such person which have become void), in whole or in part, at an exchange ratio of one share of Common Stock, or 1/100th of a share of Series D Preferred Stock, per Right.

     Until the first to occur of the redemption or expiration of the Rights, the Company will issue one Right with each new share of Common Stock issued upon the conversion of any securities into, or the exercise of any options or warrants for, Common Stock if such securities, options or warrants were outstanding prior to when Rights became exercisable.

     (e)  Treasury Stock

     In 1989, the Company's Board authorized the repurchase from time to time of up to 9.4 million shares of its Common Stock in open market transactions. In 1989, approximately 2.1 million shares were repurchased in addition to 635,000 that it held in treasury prior to that time. The Company sold approximately 1,864,000 shares, 500,000 shares, and 390,000 shares of its treasury stock during 1994, 1993, and 1992, respectively. As of December 31, 1994, there were no shares of Common Stock held in treasury. Due to the capital surplus requirements of Delaware law, the Company is currently unable to repurchase shares of its Common Stock.

     (f)  Employee Stock Option and Purchase Plans

     At December 31, 1994, approximately 5.0 million shares of Common Stock were reserved for the possible exercise of options under the 1992 Stock Option Plan ("1992 Plan"). Under the 1992 Plan, employees whose pay was reduced, generally during a 12 month period in 1992 and 1993, received options to purchase 50 shares of Common Stock at a price of $15 per share for each $1,000 of salary reduction. Participating employees have five years from the grant date to exercise such options. All outstanding options under the 1992 plan were fully vested at December 31, 1994.

      At December 31, 1994, 5.3 million shares of Common Stock were reserved for the granting of stock options or restricted stock under the Company's 1984 Stock Option and Stock Appreciation Rights ("SARs") Plan and 1988 Stock Incentive Plan. These plans provide that options may be granted as either nonqualified or incentive stock options. Options awarded under the two plans prior to 1992, except for those that reverted, have vested. Options awarded during 1992, 1993 and 1994 become exercisable generally within three years from date of grant. Optionees may also receive SARs which permit them to receive, in lieu of the right to exercise the stock option, an amount equivalent to the difference between the stock option price and the fair market value of the Common Stock on the date of exercising the right. This amount may be paid in stock, in cash, or in any combination of the two. Also, restricted stock award grants for 15,800 shares and 57,000 shares were outstanding at December 31, 1994 and 1993, respectively. Deferred compensation related to the restricted stock, which vests over periods of up to five years, amounted to $16 thousand and $0.3 million at December 31, 1994 and 1993, respectively.

     As of December 31, 1994, options to acquire approximately 9 million shares under all three plans, including 76,200 options with tandem SARs, were outstanding at a weighted average exercise price of $18.14. Of those outstanding, approximately 8.3 million options were exercisable at December 31, 1994. Options were exercised to purchase approximately 5,000 shares and 33,500 shares of Common Stock at average exercise prices of $9.63 and $17.24 during 1994 and 1993, respectively.

(10)  Employee Stock Ownership Plan

     In August 1989, USAir established an Employee Stock Ownership Plan ("ESOP"). The Company sold 2,200,000 shares of Common Stock to an Employee Stock Ownership Trust to hold on behalf of USAir's employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. Financing of approximately $111.4 million for the Trust's purchase of the shares was provided by USAir through a 9 3/4% loan to the Trust, and an additional $2.2 million was contributed to the Trust by USAir. The loan is being repaid with contributions made by USAir. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. As the loan is repaid over time, participating employees receive allocations of the Common

Stock purchased by the Trust. The initial maturity of the loan is 30 years. However, the ESOP provides that if USAir's profitability as measured by return on sales exceeds certain goals during the life of the ESOP, USAir's contributions and the repayment of the loan will be accelerated. Annual contributions made by USAir and therefore loan repayments made by the Trust were $11.4 million in each of 1994, 1993 and 1992. The interest portion of these contributions was $10.5 million in 1994, $10.5 million in 1993 and $10.6 million in 1992. Approximately 438,000 shares of Common Stock have been allocated to employees. USAir recognized approxi-mately $4 million of compensation expense related to the ESOP in each of 1994, 1993 and 1992 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $91 million, $95 million and $98 million at December 31, 1994, 1993 and 1992, respectively. Shares held by the ESOP trust are included in shares outstanding for the Company's income (loss) per share calculation.

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

     The defined benefit pension plan for USAir non-contract employees was frozen at the end of 1991 for all non-contract participants, resulting in a one-time book gain of approximately $107 million in 1991. All non-contract plan participants became 100% vested at the time of the freeze. As a result of this plan curtailment, the accrual of service costs related to defined benefits for USAir non-contract and certain other employees ceased at the end of 1991. USAir implemented a defined contribution pension plan for non-contract employees in January 1993.




              (this space intentionally left blank)

     The funded status of the qualified defined benefit plans at December 31, 1994 and 1993 was as follows:

                                  1994               1993
                              Plans in Which     Plans in Which
                             ----------------- -----------------
                               Plan   Accumu-    Plan   Accumu-
                              Assets   lated    Assets   lated
                              Exceed  Benefits  Exceed  Benefits
                              Accumu-  Exceed   Accumu-  Exceed
                              lated     Plan    lated     Plan
                             Benefits  Assets  Benefits  Assets
                             --------  ------  --------  ------
                                        (in millions)
Fair value of plan assets     $1,703   $  183   $1,904   $  176

Actuarial present value of:
  Vested benefit obligation    1,521      242    1,810      266
  Nonvested benefit obliga-
    tion                          28       17       48       20
                               -----    -----    -----    -----
    Accumulated benefits
      based on salaries to
      date                     1,549      259    1,858      286
    Additional benefits
      based on estimated
      future salary levels       477        -      643        2
                               -----    -----    -----    -----
      Projected benefit
        obligation             2,026      259    2,501      288
                               -----    -----    -----    -----
Projected benefit obligation
   in excess of fair value
   of plan assets               (323)     (76)    (597)    (112)
Unrecognized net transition
   asset                         (29)     (12)     (32)     (13)
Unrecognized prior service
   cost                          (14)      69       15       73
Unrecognized net loss            358       15      627       52
                               -----    -----    -----    -----
  Pension (liability) prepaid
    before  adjustment            (8)      (4)      13        -

Adjustment to recognize
  minimum liability                -      (72)       -     (110)
                               -----    -----    -----    -----
  Pension (liability) prepaid
    as adjusted and recognized
    in consolidated balance
    sheets                    $   (8)  $  (76)  $   13   $ (110)
                               =====    =====    =====    =====

     Unrecognized transition assets are being amortized over periods up to 27 years. The weighted average discount rate used to determine the actuarial present value of the projected benefit obligation was 9.0% and 7.6% as of December 31, 1994 and 1993, respectively. The expected long-term rate of return on plan assets used in 1994 and 1993 was 9.5%. Rates of 3% to 6% were used to estimate future salary levels. At December 31, 1994, plan assets consisted of approximately 8% in cash equivalents and short-term debt investments, 27% in equity investments, and 65% in fixed income and other investments. At December 31, 1993, plan assets consisted of approximately 8% in cash equivalents and short-term debt investments, 37% in equity investments, and 55% in fixed income and other investments.

     The following items are the components of the net periodic pension cost for the qualified defined benefit plans:

                                   1994        1993         1992
                                   ----        ----         ----
                                           (in millions)
Service cost (benefits
  earned during the period)       $ 127       $  93        $  81
Interest cost on projected
  benefit obligation                217         189          171
Actual return on plan assets         48        (226)        (115)
Net amortization and deferral      (254)         40          (64)
                                   ----        ----         ----
Net periodic pension cost         $ 138       $  96        $  73
                                   ====        ====         ====

     Net pension cost for 1993 presented above excludes a settle-ment charge of approximately $33.9 million, related to "early-out" incentive programs offered to a limited number of USAir employees during the years. No such charges were incurred in 1994 or 1992.

     Non-qualified supplemental pension plans are established for certain employee groups, which provide incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plans if it were not for limitations imposed by income tax regulations.


              (this space intentionally left blank)

     The following table sets forth the non-qualified plans' status at December 31, 1994 and 1993:

                                             1994          1993
                                             ----          ----
                                               (in millions)
Fair value of plan assets                   $    -        $    -
Actuarial present value of:
  Vested benefit obligation                     32            29
  Nonvested benefit obligation                   2             2
                                             -----         -----
    Accumulated benefit obligation
      based on salaries to date                 34            31
    Additional benefits based on
      estimated future salary levels             2             2
                                              ----          ----
   Projected benefit obligation                 36            33
                                              ----          ----
Projected benefit obligation in excess
   of fair value of plan assets                (36)          (33)
Unrecognized net transition asset                -             -
Unrecognized prior service cost                  1             1
Unrecognized net loss                            3             5
  Pension (liability) prepaid before          ----          ----
    adjustment                                 (32)          (27)
Adjustment to recognize minimum
  liability                                     (5)           (6)
                                              ----          ----
Unfunded accrued supplementary costs
  as adjusted and recognized in
  consolidated balance sheets                $ (37)        $ (33)
                                              ====          ====

     Net periodic supplementary pension cost for the non-qualified supplemental pension plans included the following components:

                                        1994      1993     1992
                                        ----      ----     ----
                                             (in millions)
Service cost (benefits
  earned during the period)            $   -     $   -     $   -
Interest cost on projected
  benefit obligation                       3         2         2
Actual return on plan assets               -         -         -
Net amortization and deferral             21        12         7
                                         ---       ---       ---
Net periodic supplementary
  pension cost                          $ 24      $ 14      $  9
                                         ===       ===       ===

     The discount rate used to determine the actuarial present value of the projected benefit obligation was 9.0% and 7.5% as of December 31, 1994 and 1993, respectively. Rates of 3% to 5% were used to estimate future salary levels.

     In addition to the qualified and non-qualified defined benefit plans described above, USAir also contributes to certain defined contribution plans primarily for employees not covered under a collective bargaining agreement. Company contributions are based on a formula which considers the age and pre-tax earnings of each employee and the amount of employee contributions. The Company's contribution expense was $43 million and $42 million for 1994 and 1993, respectively. The Company recognized no such expense in 1992 because the plans became effective January 1, 1993.

     (b)  Postretirement Benefits Other Than Pensions

     USAir offers medical and life insurance benefits to employees hired prior to March 29, 1993 who retire from USAir and their eligible dependents. The medical benefits provided by USAir are coordinated with Medicare benefits. Retirees generally contribute amounts towards the cost of their medical expenses based on years of service with the Company. USAir provides uninsured death benefit payments to survivors of retired employees for stated dollar amounts, or in the case of retired pilot employees, death benefit payments determined by age and level of pension benefit. The plans for postretirement medical and death benefits are funded on the pay-as-you-go basis.

     USAir adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"), during 1992 and elected to record the January 1, 1992 Accumulated Postretirement Benefit Obligation ("APBO") using the immediate recognition approach. The cumulative effect of adopting FAS 106 was $745.7 million ($628.1 million net of tax benefit).

     The following table sets forth the financial status of the plans as of December 31, 1994 and 1993:

                                                 1994       1993
                                                 ----       ----
                                                  (in millions)
Accumulated Postretirement Benefit
 Obligation (APBO):
   Retirees                                     $ 245      $ 291
   Fully eligible active plan participants        144        153
   Other plan participants                        306        356
                                                 ----       ----
     Total APBO                                   695        800
   Unrecognized prior service credit              167        179
   Unrecognized net gain (loss)                   123        (54)
                                                 ----       ----
Accrued postretirement benefit cost             $ 985      $ 925
                                                 ====       ====

     The components of net periodic postretirement benefit cost are as follows:

                                            1994    1993    1992
                                            ----    ----    ----
                                               (in millions)
Service cost (benefits attributed to
  employee service during the period)       $ 36    $ 31    $ 46
Interest cost on APBO                         60      56      69
Net amortization and deferral                (12)    (12)      -
                                             ---     ---     ---
  Net periodic postretirement
    benefit cost                            $ 84    $ 75    $115
                                             ===     ===     ===

     The postretirement benefit expense for 1993 presented above excludes a charge of approximately $15.5 million related to "early-out" programs offered to a limited number of employees during the year. No such charges were incurred in 1994 or 1992.

     The discount rate used to determine the APBO was 9.0%, 7.75% and 8.75% at December 31, 1994, 1993 and 1992, respectively. The assumed health care cost trend rate used in measuring the APBO was 9.5% in 1994, declining by 1% per year after 1994 to an ultimate rate of 4.5%. If the assumed health care cost trend rate were increased by one percentage point, the APBO at December 31, 1994 would be increased by 11% and 1994 periodic postretirement benefit cost would increase 13%.

     (c)  Postemployment Benefits

     USAir adopted Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" ("FAS 112"), during 1993. FAS 112 requires the use of an accrual method to recognize postemployment benefits such as disability-related benefits. The cumulative effect at January 1, 1993 of adopting FAS 112 was $43.7 million.

(12)  Supplemental Balance Sheet Information

     The components of certain accounts in the accompanying balance sheets are as follows:

                                              1994         1993
                                              ----         ----
                                                (in thousands)
(a)  Cash and cash equivalents:
       Cash                                $  17,559    $  16,638
       Cash equivalents, at cost which
         approximates market                 411,979      351,709
                                            --------     --------
                                           $ 429,538    $ 368,347
                                            ========     ========

                      (continued on next page)

(b)  Receivables, net:
       Accounts receivable                 $ 334,010    $ 374,838
       Less allowance for doubtful
         accounts                              9,471       10,818
                                            --------     --------
                                           $ 324,539    $ 364,020
                                            ========     ========
(c)  Materials and supplies, net:
       Materials and supplies              $ 431,455    $ 457,190
       Less allowance for obsolescence       172,791       95,171
                                            --------     --------
                                           $ 258,664    $ 362,019
                                            ========     ========
(d)  Accrued expenses:
       Salaries and wages                 $  262,326   $  256,853
       Rents                                 494,202      451,304
       All other                             531,449      474,729
                                           ---------    ---------
                                          $1,287,977   $1,182,886
                                           =========    =========

(13)  Non-Recurring and Unusual Items

     (a)  1994

     The Company's results for 1994 include (i) a $132.8 million charge related to USAir's grounded BAe-146 fleet, recorded in the fourth quarter of 1994; (ii) a $54.0 million charge for obsolete inventory and rotables to reflect market value, recorded in the fourth quarter of 1994; (iii) a $50 million addition to passenger transportation revenue in the fourth quarter of 1994 to adjust estimates made during the first three quarters of 1994; (iv) a $40.1 million charge primarily related to USAir's decision to cease operations of its remaining Boeing 727 aircraft in 1995, recorded in the third quarter of 1994; (v) a $25.9 million charge related to USAir's decision to substantially reduce service between Los Angeles and San Francisco and close its San Francisco crew base, recorded in the third quarter of 1994; (vi) a $28.3 million gain resulting from the sale of certain aircraft and assets to Mesa Air Group, Inc. (formerly Mesa Airlines, Inc.) ("Mesa") and the accounting treatment of the hull insurance recovery on the aircraft destroyed in the September accident, recorded in the third quarter of 1994; and (vii) a $1.7 million charge related to the sale of assets to Mesa, recorded in the third quarter of 1994.

     (b)  1993

     The Company's results for 1993 include non-recurring charges of (i) $43.7 million for the cumulative effect of an accounting change, as required by FAS 112 which was adopted during the third quarter of 1993, retroactive to January 1, 1993; (ii) $68.8 million for severance, early retirement and other personnel-related expenses recorded primarily during the third quarter of 1993 in connection with a workforce reduction of approximately 2,500 full-time positions between November 1993 and the first quarter of 1994;

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

     (c)  1992

     The Company's results for 1992 include (i) a charge of $628.1 million for the cumulative effect of an accounting change as required by FAS 106, effective January 1, 1992; (ii) a $107.4 million charge related to certain aircraft which have been withdrawn from service, recorded in the fourth quarter of 1992;
(iii) a $34.1 million non-operating loss related to the sale of ten MD-82 aircraft which USAir eliminated from its fleet plan, recorded in the fourth quarter of 1992; and (iv) a $10.3 million gain on the sale of three wholly-owned subsidiaries, recorded in the third quarter of 1992 (see Note 1).

(14)  Selected Quarterly Financial Data (Unaudited)

     The following table presents selected quarterly financial data for 1994 and 1993:

                             First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter
                            -------   -------   -------   -------
                           (in millions except per share amounts)
1994
Operating revenues          $1,686    $1,880    $1,751    $1,681
Operating income (loss)     $ (140)   $   74    $ (155)   $ (270)
Net income (loss)           $ (197)   $   14    $ (180)   $ (322)
                             =====     =====     =====     =====
Net income (loss)
  applicable to
  common stockholders       $ (216)   $   (6)   $ (200)   $ (342)
Income (loss) per common
  share                     $(3.64)   $ (.09)   $(3.32)   $(5.63)

Note:
  Certain amounts have been reclassified to conform with fourth quarter classifications.

                         (continued on next page)

                             First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter
                            -------   -------   -------   -------
                           (in millions except per share amounts)
1993
Operating revenues          $1,716    $1,816    $1,749    $1,802
Operating income (loss)     $   (2)   $   62    $ (114)   $  (42)
Income (loss) before
  cumulative effect of
  accounting change         $  (61)   $    6    $ (178)   $ (116)
Cumulative effect of
  accounting change -
  FAS 112                      (44)        -         -         -
                             -----     -----     -----     -----
Net income (loss)           $ (105)   $    6    $ (178)   $ (116)
                             =====     =====     =====     =====
Net income (loss)
  applicable to common
  stockholders              $ (122)   $  (13)   $ (197)   $ (135)
                             =====     =====     =====     =====
Income (loss) per common
 share
  Before cumulative
   effect of accounting
   change                   $(1.65)   $(0.23)   $(3.33)   $(2.29)
  Cumulative effect of
   accounting change         (0.92)        -         -         -
                             -----     -----     -----     -----
Income (loss) per
  common share              $(2.57)   $(0.23)   $(3.33)   $(2.29)
                             =====     =====     =====     =====

See Note 13 - Non-Recurring and Unusual Items.

Note:
  The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.

  Certain 1993 amounts have been reclassified to conform with 1994 classifications.


              (this space intentionally left blank)

Item 8B. Financial Statements and Supplementary Information
         USAir, Inc.

                  Independent Auditors' Report

The Stockholder and Board of Directors
USAir, Inc.:

We have audited the consolidated balance sheets of USAir, Inc. and subsidiary ("USAir") as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity (deficit) for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of USAir's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USAir, Inc. and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that USAir will continue as a going concern. As discussed in Note 4(a) to the consolidated financial statements, USAir has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 1993, USAir changed its method of accounting for postemployment benefits and effective January 1, 1992, USAir changed its method of accounting for postretirement benefits other than pensions.

                                            KPMG Peat Marwick LLP
Washington, D. C.
February 22, 1995, except as to Notes 4(a)
and 4(c) which are as of April 10, 1995
                              116

USAir, Inc.
Consolidated Statements of Operations
Years Ended December 31,                                                            (in thousands)
==================================================================================================
                                                          1994             1993             1992
                                                          ----             ----             ----
Operating Revenues
  Passenger transportation                             $5,922,223       $6,081,788      $ 5,785,830
  Cargo and freight                                       160,364          170,500          169,534
  Other                                                   496,006          370,760          280,258
                                                        ---------        ---------       ----------
    Total operating revenues                            6,578,593        6,623,048        6,235,622

Operating Expenses
  Personnel costs                                       2,753,269        2,698,039        2,492,424
  Aviation fuel                                           642,305          677,859          720,649
  Commissions                                             549,192          559,793          537,688
  Other rent and landing fees                             422,190          431,591          374,273
  Aircraft rent                                           521,395          431,616          496,061
  Aircraft maintenance                                    335,791          308,890          318,986
  Depreciation and amortization                           386,262          325,214          317,349
  Other, net                                            1,485,161        1,339,152        1,363,547
                                                        ---------        ---------       ----------
    Total operating expenses                            7,095,565        6,772,154        6,620,977
                                                        ---------        ---------       ----------
    Operating income (loss)                              (516,972)        (149,106)        (385,355)

Other Income (Expense)
  Interest income                                          28,044           24,794           48,866
  Interest expense                                       (285,846)        (238,628)        (229,643)
  Interest capitalized                                     13,760           17,754           27,181
  Other, net                                               44,831         (29,862)         (50,725)
                                                        ---------        ---------       ----------
    Other income (expense), net                          (199,211)        (225,942)        (204,321)
                                                        ---------        ---------       ----------
Income (loss) before taxes and cumulative
   effect of accounting changes                          (716,183)        (375,048)        (589,676)

Income tax provision (credit)                                   -                -                -
                                                        ---------        ---------       ----------
Income (loss) before cumulative effect
   of accounting changes                                 (716,183)        (375,048)        (589,676)

Cumulative effect of changes in method of
  accounting for postemployment benefits
  in 1993 and for postretirement benefits
  other than pensions (net of tax benefit
  of $106,721) in 1992                                          -         (43,749)        (638,822)
                                                        ---------        ---------       ----------
    Net income (loss)                                  $ (716,183)      $ (418,797)     $(1,228,498)
                                                        =========        =========       ==========


See accompanying Notes to consolidated financial statements.

USAir, Inc.
Consolidated Balance Sheets
December 31,                                          (dollars in thousands except per share amount)
====================================================================================================
                                                                       1994                 1993
                                                                       ----                 ----
                  ASSETS
Current Assets
  Cash and cash equivalents                                         $  428,925          $   367,835
  Short-term investments                                                22,133                    -     Receivable
from parent company                                             -               16,092
  Receivables, net                                                     326,012              367,403
  Materials and supplies, net                                          238,481              338,808
  Prepaid expenses and other                                            77,111               78,131
                                                                     ---------           ----------
    Total current assets                                             1,092,662            1,168,269
Property and Equipment
  Flight equipment                                                   4,914,776            4,824,031
  Ground property and equipment                                      1,040,329            1,045,306
  Less accumulated depreciation and amortization                    (2,006,041)          (1,786,817)
                                                                     ---------            ---------
                                                                     3,949,064            4,082,520
  Purchase deposits                                                    195,701              156,621
                                                                     ---------            ---------
    Property and equipment, net ($162,000 pledged for
       parent company debt at December 31, 1993)                     4,144,765            4,239,141
Other Assets
  Goodwill, net                                                        526,615              542,666
  Other intangibles, net                                               319,229              310,545
  Other assets, net                                                    592,689              548,847
                                                                     ---------            ---------
      Total other assets                                             1,438,533            1,402,058
                                                                     ---------            ---------
                                                                    $6,675,960           $6,809,468
                                                                     =========            =========
        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt                              $   80,714           $   85,715
  Accounts payable                                                     305,719              316,843
  Payable to parent company                                             85,175                    -
  Traffic balances payable and unused tickets                          591,154              659,606
  Accrued expenses                                                   1,255,098            1,150,062
                                                                     ---------            ---------
    Total current liabilities                                        2,317,860            2,212,226
Long-Term Debt, Net of Current Maturities
  Long-term debt                                                     2,849,488            2,441,935
  Notes payable - parent company                                             -              105,080
                                                                     ---------            ---------
    Total long-term debt, net of current maturities                  2,849,488            2,547,015
Deferred Credits and Other Liabilities
  Deferred gains, net                                                  409,091              434,586
  Postretirement benefits other than pensions, non-current             958,706              907,093
  Non-current benefit liabilities and other                            414,000              300,497
                                                                     ---------            ---------
    Total deferred credits and other liabilities                     1,781,797            1,642,176
Commitments and Contingencies
Stockholder's Equity (Deficit)                                                                        Common stock,
par value $1 per share, authorized
    1,000 shares, issued and outstanding 1,000 shares                        1                    1
  Paid-in capital                                                    2,416,131            2,416,131
  Retained earnings (deficit)                                       (2,682,300)          (1,966,117)
  Adjustment for minimum pension liability                              (7,017)             (41,964)
                                                                     ---------            ---------
    Total stockholder's equity (deficit)                              (273,185)             408,051
                                                                     ---------            ---------
                                                                    $6,675,960           $6,809,468
                                                                     =========            =========
See accompanying Notes to consolidated financial statements.
USAir, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,                                                             (in thousands)
===================================================================================================
                                                                 1994         1993          1992
                                                                 ----         ----          ----
Cash and cash equivalents beginning of year                   $ 367,835    $ 295,432    $   312,460
Cash flows from operating activities
  Net income (loss)                                            (716,183)    (418,797)    (1,228,498)
  Adjustments to reconcile net loss to cash provided
  by (used for) operating activities
    Depreciation and amortization                               386,262      325,214        317,349
    Deferred income taxes                                             -            -       (105,765)
    Loss (gain) on disposition of property                      (16,671)      10,405         40,756
    Other                                                       (33,453)        (327)       (23,969)
    Changes in certain assets and liabilities
      Decrease (increase) in receivables                        127,902      (59,916)        25,596
      Decrease (increase) in materials, supplies,
        prepaid expenses and intangible pension assets           70,750       32,069       (108,526)
      Increase (decrease) in traffic balances payable
       and unused tickets                                       (68,452)      37,178        109,072
      Increase (decrease) in accounts payable and
       accrued expenses                                         326,795       80,778        245,758
      Increase (decrease) in postretirement benefits
       other than pensions, non-current                          51,613       65,833        841,260
                                                               --------     --------     ----------
       Net cash provided by (used for) operating activities     128,563       72,437        113,033
Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net              (46,022)    (125,981)       (34,852)
  Additions to other property                                  (128,874)    (150,793)      (248,935)
  Proceeds from disposition of property                          55,540      176,019        298,386
  Change in short-term investments                              (21,994)           -              -
  Change in restricted cash and investments                       2,578      (14,221)       (95,331)
  Other                                                           1,110       (4,378)       (11,411)
                                                              ---------    ---------     ----------
       Net cash provided by (used for) investing
          activities                                           (137,662)    (119,354)       (92,143)
Cash flows from financing activities
  Issuance of debt                                              172,156      329,556         64,620
  Reduction of debt                                            (101,967)    (210,236)      (102,538)
                                                               --------     --------     ----------
       Net cash provided by (used for) financing
          activities                                             70,189      119,320        (37,918)
                                                               --------     --------     ----------
Net increase (decrease) in cash and cash equivalents             61,090       72,403        (17,028)
                                                               --------     --------     ----------
Cash and cash equivalents end of year                         $ 428,925    $ 367,835    $   295,432
                                                               ========     ========     ==========
Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions                  $ 224,614    $ 343,188    $   219,611
  Issuance of parent company debt for aircraft acquisitions   $       -    $  76,094    $   213,038
  Issuance of debt for other property acquisitions            $       -    $     669    $         -
  Issuance of parent company debt for other property
    acquisitions                                              $       -    $       -    $    18,620
  Reduction of debt-aircraft related                          $       -    $  47,685    $         -
  Reduction of parent company debt applied to inter-
    company receivable                                        $       -    $  79,539    $   161,070
  Aircraft acquisitions-transfer from affiliated company      $   3,569    $  70,700    $         -
  Other property acquisitions-transfer from affiliated
    company                                                   $   7,925    $       -    $         -
  Proceeds from disposition of property applied to inter-
    company receivable                                        $       -    $       -    $    87,730
  Aircraft dispositions - transfer to affiliated company      $  81,913    $       -    $         -
Supplemental Information
  Cash paid during the year for interest, net of amounts
    capitalized                                               $ 267,959    $ 221,811    $   180,066
                                                               ========     ========     ==========
  Cash received during the year for income tax refunds,
    net of taxes paid                                         $       -    $       -    $    28,170
                                                               ========     ========     ==========
See accompanying Notes to consolidated financial statements.

USAir, Inc.
Consolidated Statements of Changes in Stockholder's Equity (Deficit)
Three Years Ended December 31, 1994                                                   (in thousands)
====================================================================================================

                                                                          Adjustment
                                                                              For
                                                          Retained         Minimum
                               Common      Paid-In        Earnings         Pension
                                Stock       Capital       (Deficit)       Liability        Total
                               ------      --------       ---------      ----------        -----
Balance December 31, 1991      $   1      $2,416,131      $ (318,822)     $      -      $ 2,097,310

Net income (loss)                  -               -      (1,228,498)            -       (1,228,498)

Equity reduction for minimum
  pension liability                -               -               -        (6,820)          (6,820)
                                 ---       ---------      ----------       -------       ----------

Balance December 31, 1992          1       2,416,131      (1,547,320)       (6,820)         861,992

Net income (loss)                  -               -        (418,797)            -         (418,797)

Equity reduction for minimum
  pension liability                -               -               -       (35,144)         (35,144)
                                 ---       ---------      ----------       -------       ----------

Balance December 31, 1993          1       2,416,131      (1,966,117)      (41,964)         408,051

Net income (loss)                  -               -        (716,183)            -         (716,183)

Equity reduction for minimum
  pension liability                -               -               -        34,947           34,947
                                 ---       ---------      ----------       -------       ----------

Balance December 31, 1994       $  1      $2,416,131     $(2,682,300)     $ (7,017)     $  (273,185)
                                 ===       =========      ==========       =======       ==========

See accompanying Notes to consolidated financial statements.
                                              120

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

     At December 31, 1992, USAM owned 11% of the Covia Partnership ("Covia") which owned and operated a computerized reservation system ("CRS"). In September 1993, Covia purchased the assets of the corporation that owned and operated the Galileo CRS which provided services to travel agent subscribers in Europe. Covia was immediately separated into three new entities and, as a result, USAM owns 11% of the Galileo International Partnership which owns and operates the Galileo CRS, approximately 11% of the Galileo Japan Partnership which markets the Galileo CRS in Japan and approximately 21% of the Apollo Travel Services Partnership which markets the Galileo CRS in the U.S. and Mexico. USAM accounts for these investments using the equity method because it is represented on the board of directors of each of the partnership and therefore participates in policy making processes.

     Certain 1993 and 1992 amounts have been reclassified to conform with 1994 classifications.

     (b)  Cash and Cash Equivalents and Short-Term Investments

     For financial statement purposes, USAir considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Short-term investments consist of certificates of deposit and commercial paper with original maturities greater than three months but less than one year. Short-term investments are stated at cost plus accrued interest, which approximates market value.

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

                                    Depreciable
         Assets                        Lives      Residual Values
         ------                     -----------   ---------------
                                      (years)      (in millions)
Aircraft
  Boeing 767-200ER                      20             $14.0
  Boeing 757-200                        20               8.0
  Boeing 737-300/400                    20               7.5
  Boeing 737-200                       5-17            0.6-5.0
  McDonnell Douglas MD-80               20               7.5
  Douglas DC-9-30                       17               3.0
  Fokker 100                            20               5.0
  Fokker F28                            6-8            1.0-2.0
  Turboprop aircraft                    15               1.5
  Improvements to leased aircraft  life of lease           -

Ground property, equipment and        1-10 or
  leasehold improvements           life of lease           -

Buildings                               30                 -

     Property acquired under capital lease is amortized on a straight-line basis over the term of the lease and charged to Depreciation and Amortization Expense.

     (e)  Goodwill, Other Intangibles and Other Assets

     Goodwill, the cost in excess of fair value of identified net assets acquired, is being amortized on a straight-line basis over 40 years. The $629 million goodwill resulting from the acquisition of Pacific Southwest Airlines ("PSA") and Piedmont Aviation, Inc. ("Piedmont Aviation"), both in 1987, is being amortized as Depreciation and Amortization Expense. Accumulated amortization at December 31, 1994 and 1993 related to the PSA and Piedmont acquisitions was $113 million and $97 million, respectively. The $11 million goodwill resulting from USAM's CRS investments is being amortized as other non-operating expense, consistent with the classification of income or loss on the investments. USAM's associated accumulated amortization at December 31, 1994 and 1993 was $2 million and $1 million, respectively. USAir evaluates whether or not goodwill is impaired by comparing the goodwill balances with estimated future undiscounted cash flows which, in USAir's judgment, are attributable to the goodwill. This analysis is performed separately for the goodwill which resulted from each acquisition.

     Intangible assets consist mainly of purchased operating rights at various airports, purchased route authorities, capitalized software costs and the intangible assets associated with the underfunded amounts of certain pension plans. The operating rights, valued at purchase cost or appraised value if acquired from PSA or Piedmont Aviation, are being amortized over periods ranging from ten to 25 years as Depreciation and Amortization Expense. The purchased route authorities are being amortized over periods of 25 years as Depreciation and Amortization Expense. Capitalized software costs are being amortized as Depreciation and Amortization Expense over five years, the expected period of benefit. Accumu-lated amortization related to intangible assets at December 31, 1994 and 1993 was $80 million and $72 million, respectively.

     Based on the most recent analyses, USAir believes that goodwill and other intangible assets were not impaired at Decem-ber 31, 1994.

     The increase in Other Assets, net in 1994 is primarily attributable to changes in non-current pension assets. USAir's
Other Assets balance includes a $47 million receivable from British Airways Plc related to the relinquishment of two U.S. to London routes.

     (f)  Restricted Cash and Investments

     Restricted cash and investments consist primarily of deposits in trust accounts to collateralize letters of credit or workers compensation policies. These amounts are classified as Other
Assets on the accompanying balance sheets.

     (g)  Deferred Gains on Sale and Leaseback Transactions

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the term of the leases as a reduction of rental expense.

     (h)  Passenger Revenue Recognition

     Passenger ticket sales are recognized as revenue when the transportation service is rendered. At the time of sale, a liability is established (Traffic Balances Payable and Unused Tickets) and subsequently eliminated either through carriage of the passenger, through billing from another carrier which renders the service or by refund to the passenger. Approximately $23 million and $29 million of amounts owed to wholly-owned subsidiaries of USAir Group for passenger transportation revenue are included in Traffic Balances Payable and Unused Tickets at December 31, 1994 and 1993, respectively.

     (i)  Frequent Traveler Awards

     USAir accrues the estimated incremental cost of providing outstanding travel awards earned by participants in its Frequent
Traveler Program when such award levels are reached.

     (j)  Investment Tax Credit

     Investment tax credit benefits have been recorded using the "flow-through" method as a reduction of the Federal income tax provision.

     (k)  Advertising Costs

     Advertising costs are expensed when incurred as other operating expense. Advertising expense for 1994, 1993 and 1992 was $63 million, $59 million and $83 million, respectively.

(2)  Financial Instruments

     (a)  Terms of Certain Financial Instruments

     USAir has entered into hedging arrangements to reduce its exposure to fluctuations in the price of jet fuel. Net settlements are recorded as adjustments to aviation fuel expense. The total notional number of gallons under these agreements was 86 million and 194 million at December 31, 1994 and 1993, respectively. Under these arrangements, USAir will pay $0.496 to $0.521 per notional gallon in 1995 and receive a floating rate per notional gallon based on current market prices. In 1994 USAir paid $0.481 to $0.594 per notional gallon and received a floating rate per notional gallon based on current market prices. Decreases in the market price of fuel to levels below the fixed prices require cash payments by USAir and cause an increase in USAir's aviation fuel expense. The hedging arrangements represent approximately 7% and 16% of USAir's expected 1995 and actual 1994 fuel consumption, respectively. USAir is party to such hedging arrangements with several entities. Although the agreements, which expire in 1995, expose USAir to credit loss in the event of nonperformance by the other parties to the agreements, USAir does not anticipate such nonperformance because of the favorable creditworthiness status of the other parties. USAir may continue to enter into such arrange-ments, depending on market conditions.

     An aggregate of $32 million of future principal payments of the Equipment Financing Agreements due 1998 through 2000 are payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by participation in foreign currency contracts. Although USAir is exposed to credit loss in the event of non-performance by the counterparty to the contracts, USAir does not anticipate such non-performance because of the favorable credit-worthiness status of the other party.

     (b)  Fair Value of Financial Instruments

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

     The estimated fair values of USAir's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                                    December 31,
                     -------------------------------------------
                             1994                  1993
                     --------------------   --------------------
                                Estimated             Estimated
                      Carrying     Fair     Carrying     Fair
                       Amount     Value      Amount     Value
                      --------  ---------   --------  ---------

                                    (in thousands)
Cash and cash
  equivalents        $  428,925 $  428,925 $  367,835 $  367,835
Short-term               22,133     22,078          -          -
  investments
Restricted cash
  and investments*      170,686    170,581    173,357    173,305
Long-term debt (ex-
  cludes capital
  lease obliga-
  tions)             (2,847,878)(2,435,786)(2,528,348)(2,569,031)
Energy swap agree-
ments:
  In a net receivable
  (payable) position          -        259          -    (10,352)
Foreign currency
contracts:
  In a net receivable
  (payable) position          -      5,352          -     (1,874)

* Amounts are included in Other Assets on USAir's consolidated balance sheets.


              (this space intentionally left blank)

(3)  Long-Term Debt

     Details of long-term debt are as follows:

                                                December 31,
                                          ----------------------
                                             1994         1993
                                             ----         ----
                                               (in thousands)
Senior Debt:
  12 7/8% Senior Debentures due 2000      $   77,000   $   77,000
  10% Senior Notes due 2003                  300,000      300,000
  9 5/8% Senior Notes due 2001               175,000            -
  12.15% to 15.23% U.S. Government
    Guaranteed Obligations due 1995            3,090        6,180
  13 1/8% Equipment Trust Certificates             -          972
  4.2% to 12% Equipment Financing Agree-
    ments, Installments due 1995 to 2016   2,090,064    1,887,822
  6.3% to 12% Intercompany Aircraft
    Loans with USAir Group                         -      105,080
  8.6% Airport Facility Revenue Bond
    due 2022                                  27,620       27,620
  4.0% to 7.1% Aircraft Purchase
    Deposit Financing, Installments due
    1995 to 1999                             172,301      120,311
  Other                                        2,803        3,363
                                           ---------    ---------
                                           2,847,878    2,528,348
Capital Lease Obligations                     82,324      104,382
                                           ---------    ---------
   Total                                   2,930,202    2,632,730
Less Current Maturities                       80,714       85,715
                                           ---------    ---------
                                          $2,849,488   $2,547,015
                                           =========    =========

     Maturities of long-term debt and debt under capital leases for the next five years are as follows:

                          (in thousands)
                    1995               $   80,714
                    1996                   80,536
                    1997                   91,630
                    1998                  160,616
                    1999                   84,105
                    Thereafter          2,432,601

     Interest rates on $480 million principal amount of long-term debt at December 31, 1994 are subject to adjustment to reflect prime rate and other rate changes.

     Equipment financings totaling $2.2 billion were collateralized by aircraft and engines with a net book value of $2.2 billion at December 31, 1994.

(4)  Commitments and Contingencies

     (a)  Operating Environment

     The U.S. airline industry has undergone dramatic and permanent changes in the last several years, generally resulting in lower operating costs and fares. The current competitive environment is the result of several factors including the emergence and expansion of low cost, low fare carriers, the protection and cost restructur-ing opportunities afforded to certain carriers while operating under Chapter 11 of the bankruptcy code, and other cost restructur-ing initiatives among major airlines, including employee conces-sions in exchange for equity ownership. USAir has incurred annual operating losses for every year since 1990 and has a net capital deficiency at December 31, 1994. USAir is currently in negotia-tions with employee labor groups in an effort to obtain employee concessions that will substantially reduce operating costs. On March 29, 1995, USAir and the negotiating committee of the Air Line Pilots Association ("ALPA") Master Executive Council, which represents USAir's pilots, signed an agreement in principle on wage and other concessions in exchange for financial returns and governance participation for USAir pilots. The agreement in principle is subject to many significant conditions, including approval of the boards of directors of the Company and USAir and of the shareholders of the Company and the execution of definitive documentation. USAir continues to negotiate with representatives of its other unions but it is uncertain whether any final agree-ments will be reached. No assurance can be given whether or when any transactions with any of the unions will be consummated or what the terms of any such transactions might be. In addition, USAir is evaluating other strategic decisions that could be implemented to improve the operating results of the airline. USAir believes that it must reduce its operating costs substantially if it is to survive in this low cost, low fare competitive environment.

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

     The following amounts applicable to capital leases are included in property and equipment:

                                                 December 31,
                                            ---------------------
                                              1994         1993
                                              ----         ----
                                                (in thousands)
Flight equipment                            $216,600     $264,462
Ground property and equipment                 10,961       10,961
                                             -------      -------
                                             227,561      275,423
Less accumulated amortization                151,217      183,091
                                             -------      -------
                                            $ 76,344     $ 92,332
                                             =======      =======

     At December 31, 1994, obligations under capital and noncancel-able operating leases for future minimum lease payments were as follows:

                                          Capital      Operating
                                          Leases         Leases
                                         --------      ---------
                                              (in thousands)
1995                                      $ 25,961    $   748,509
1996                                        22,492        726,824
1997                                        21,697        738,509
1998                                        10,687        700,959
1999                                        10,687        661,788
Thereafter                                  27,675      7,352,048
                                           -------     ----------
   Total minimum lease payments            119,199    $10,928,637
                                                       ==========
   Less amount representing interest        36,875
                                           -------
Present value of net minimum lease
   payments                               $ 82,324
                                           =======

     The above table excludes $107 million future sublease rental revenues related to equipment under operating leases. Rental expense under operating leases for 1994, 1993 and 1992 was $703 million, $739 million and $678 million, respectively. The $703 million rental expense for 1994 excludes charges of $103 million related to USAir's grounded BAe-146 fleet and $13 million primarily related to USAir's decision to cease operations of its remaining Boeing 727 aircraft in 1995. The $678 million rental expense for 1992 excludes a charge of $72 million related to USAir's grounded BAe-146 fleet.

     (c)  Legal Proceedings

     USAir has been named as defendant in various suits and proceedings which involve, among other things, environmental concerns and employment matters. These suits and proceedings are in various stages of litigation, and the status of the law with respect to several of the issues involved is unsettled. For these reasons the outcome of these suits and proceedings is difficult to predict. In USAir's opinion, however, the disposition of these matters is not likely to have a material adverse effect on its financial condition or results of operations.

     USAir is involved in legal proceedings arising out of its two aircraft accidents that occurred in July and September 1994 near Charlotte, North Carolina and Pittsburgh, Pennsylvania, respective-ly. The National Transportation Safety Board (the "NTSB") held hearings beginning in September 1994 relating to the July accident and January 1995 relating to the September accident. In April 1995, the NTSB issued its finding of probable causes with respect to the accident near Charlotte. It assigned as probable causes flight crew errors and the failure of air traffic control to convey weather and windshear hazard information. The NTSB has not yet issued its final accident investigation report for the accident near Pittsburgh. USAir expects that it will be at least two to three years before the accident litigation and related settlements will be concluded. USAir believes that it is fully insured with respect to this litigation and has recovered its hull claims
related to the loss of the two aircraft.   Therefore, USAir
believes that the litigation will not have a material adverse effect on USAir's results of operations or financial condition. However, due to these two aircraft accidents, it is probable that USAir's insurance costs will increase upon renewals of various policies in 1995.

     USAir and certain of the Company's other subsidiaries have received notices from the U.S. Environmental Protection Agency and various state agencies that it is a potentially responsible party with respect to the remediation of existing sites of environmental concern. Only two of these sites have been included on the Superfund National Priorities List. USAir and the other subsidiar-ies continue to negotiate with various governmental agencies concerning known and possible cleanup sites. These companies have made financial contributions for the performance of remedial investigations and feasibility studies at sites in Moira, New York; Escondido, California; Newberry Township, Pennsylvania; Elkton, Maryland; and Salisbury, Maryland.

     Because of changing environmental laws and regulations, the large number of other potentially responsible parties and certain pending legal proceedings, it is not possible to reasonably estimate the amount or timing of future expenditures related to environmental matters. USAir provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known contingencies, it is possible that additional reserves could be required in the future which could have a material effect on results of operations. However, USAir believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on USAir's financial position based on USAir's experience with similar environmental sites.

     In March 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit, which alleged that the airlines used the Airline Tariff Publishing Company to signal and communi-cate carrier pricing intentions and otherwise limit price competi-tion for travel to and from numerous hub airports. Under the terms of the settlement, the six air carriers have issued $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow. However, due to the interchangeability of the certificates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on future passenger revenue and cash flows. USAir estimates that any incremental cost associated with the settlement will not be material based on the nominal equivalent free trips associated with the settlement. The travel certificates were mailed to claimants in December 1994 and may be applied towards travel purchased between January 1995 and December 1998.

     On October 11, 1994, USAir and seven other carriers entered into a settlement agreement with a group of State Attorneys General resolving similar issues with the states. The settlement entitles passengers traveling within the United States on state government business to a 10% discount off the published fares of each of the settling carriers and will be available for 18 months or until the combined discount amount reaches $40 million. Following a notice and public comment period, the reviewing judge will conduct a hearing to determine whether this settlement is a fair one. The hearing is scheduled for May 10, 1995. USAir does not expect that this settlement will have a material adverse effect on its financial condition. As was the case with the settlement of the private antitrust litigation, it is difficult to predict the amount of discounted state travel that will occur on USAir. Thus, a dollar impact of the settlement cannot be estimated.

     In February and March 1995, several class action lawsuits were filed in various Federal district courts by travel agencies and a travel agency trade association alleging that most of the major U.S. airlines, including USAir, violated the antitrust laws when they individually capped travel agent commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. USAir intends to vigorously defend itself against the allegations made in these lawsuits. The plaintiffs are seeking unspecified treble damages for restraint of trade and an injunction to prevent the airlines from implementing or maintaining the cap on commissions. Because the lawsuits are in the first stages of litigation, USAir is unable to predict at this time their ultimate resolution or potential impact on the Company's financial condition and results of operations.

     In March 1995, a number of U.S. carriers, including USAir, received a Civil Investigative Demand ("CID") from the Department of Justice related to an investigation of incentives paid to travel agents over and above the base commission payments, which are the subject matter of the suits recently brought by travel agencies as discussed above. USAir responded to an earlier CID on this topic during 1994. USAir is required to produce documents and respond to interrogatories in connection with this CID. USAir intends to comply with the requirements of the CID. Because this matter is in the investigatory stage, USAir is unable to predict at this time its ultimate resolution or potential impact on the Company's financial condition and results of operations.

     In February 1995, two members of USAir's frequent traveler program filed a class action lawsuit in Pennsylvania state court against USAir after it raised the required minimum level of miles necessary to earn a free ticket. The plaintiffs allege breach of contract and seek unspecified damages and specific performance of the contract allegedly breached. USAir denies the allegations.
The ultimate resolution of this lawsuit and its potential impact on the Company's financial condition and results of operations cannot be predicted at this time.

     (d)  Aircraft Commitments

      USAir and The Boeing Company ("Boeing") reached an agreement in principle in early 1995 regarding the deferral of eight 757-200 aircraft from 1996 to 1998.

     The following schedule of USAir's new aircraft deliveries and schedule payments at December 31, 1994 (including progress payments, payments at delivery, buyer furnished equipment, spares and capitalized interest) reflects USAir's agreement in principle with Boeing discussed above:

                         Delivery Period - Firm Orders
                    --------------------------------------------
                                                   There-
                    1995  1996  1997  1998  1999   after   Total
                    ----  ----  ----  ----  ----   -----   -----
Boeing
  757-200              7     -     -     8     -       -      15
  737 Series           -     -     -     -     -      40      40
                     ---   ---   ---   ---   ---   -----   -----
     Total             7     -     -     8     -      40      55
                     ===   ===   ===   ===   ===   =====   =====
Payments
 (millions)         $214  $  -  $ 70  $265  $  -  $1,855  $2,404
                     ===   ===   ===   ===   ===   =====   =====

     In addition, USAir has a commitment to purchase hushkits for certain of its McDonnell Douglas DC-9-30 aircraft and a substantial portion of its Boeing 737-200 aircraft. The installation of these hushkits will bring the aircraft into compliance with Federal Aviation Administration ("FAA") Stage 3 noise level requirements. The projected payments associated with the purchase of the hushkits are: $10.5 million - 1995; $44.3 million - 1996; $45.5 million -
1997; $45.2 million - 1998; and $25.0 million - 1999.

     (e)  Concentration of Credit Risk

     USAir does not believe it is subject to any significant concentration of credit risk. At December 31, 1994, most of USAir's receivables related to tickets sold to individual passen-gers through the use of major credit cards (45%) or to tickets sold by other airlines (17%) and used by passengers on USAir or USAir Group's regional airline subsidiaries. These receivables are short-term, generally being settled shortly after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

     (f)  Guarantees

     At December 31, 1994, USAir guaranteed payments of certain debt obligations of the Galileo International Partnership amounting to approximately $9 million. In addition, at December 31, 1994, USAir guaranteed payments of debt and lease obligations of Piedmont Airlines, Inc. and Jetstream International Airlines, Inc., wholly-owned subsidiaries of USAir Group, amounting to $123 million.

(5)  Sale of Receivables

     The revolving receivables sales facility ("Receivables Agreement"), to which USAir had been a party, expired on Decem-ber 21, 1994. USAir was unable to sell receivables under the Receivables Agreement during 1994 because it was in violation of certain financial covenants. USAir had no outstanding amounts due under the Receivables Agreement at December 31, 1994. The average dollar amount of outstanding receivable sales during 1993 and 1992 was $255 million and $100 million, respectively. USAir is currently engaged in discussions to arrange a replacement facility. There can be no assurance that USAir will be successful in reaching a new agreement to sell its receivables.

(6)  Income Taxes

     Effective January 1, 1993, USAir adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 required a change from the deferred method under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. No cumulative adjustment at January 1, 1993, and no income tax credit for the years ended December 31, 1994 and 1993, were recognized due to the FAS 109 limitation in recognizing benefits for net operating losses. USAir files a consolidated Federal income tax return with its parent USAir Group pursuant to a tax allocation agreement.

     The components of the provision (credit) for income taxes are as follows:

                                 1994         1993         1992
                                 ----         ----         ----
Current provision (credit):
  Federal                      $     -      $     -      $     -
  State                              -            -            -
                                ------       ------       ------
  Total current credit               0            0            0
                                ------       ------       ------
Deferred provision (credit):
  Federal                            -            -            -
  State                              -            -            -
                                ------       ------       ------
  Total deferred credit              0            0            0
                                ------       ------       ------
Provision (credit) for
  income taxes                 $     0      $     0      $     0
                                ======       ======       ======

     The significant components of deferred income tax expense/
(benefit) for the years ended December 31, 1994 and 1993, are as follows:

                                              1994        1993
                                              ----        ----

                                               (in thousands)
Deferred tax benefit (exclusive of the
  other components listed below)           $(234,269)  $(121,847)
Adjustments to deferred tax assets and
  liabilities for enacted changes in
  tax laws and rates                               -      (9,429)
Increase for the year in the valuation
  allowance for deferred tax assets          234,269     131,276
                                            --------    --------
     Total                                 $       0   $       0
                                            ========    ========

              (this space intentionally left blank)

     For the year ended December 31, 1992, deferred income taxes result from differences in the recognition of revenue and expenses and investment tax credits for tax and financial reporting purposes. The major items resulting in these differences and the related tax effects are shown in the following chart:
                                                        1992
                                                        ----
                                                  (in thousands)

Equipment depreciation and amortization               $ 67,582
Gain on sale and leaseback transactions                (55,514)
Net operating loss carryforward                         55,671
Employee benefits                                      (35,737)
Tax benefits purchased/sold                              7,464
Investment tax credits                                  (2,372)
Leasing transactions                                   (33,527)
Frequent traveler program                               (2,815)
Other                                                     (752)
                                                       -------
Total deferred provision (credit)                     $      0
                                                       =======

     A reconciliation of taxes computed at the statutory Federal tax rate on earnings before income taxes to the provision (credit) for income taxes is as follows:

                                  1994        1993        1992
                                  ----        ----        ----
                                         (in thousands)
Tax provision (credit)
  computed at statutory
  rate                         $(250,664)  $(146,579)  $(200,490)
Book expenses not deduct-
  ible for tax purposes           15,691       9,348      21,256
Limitation in recognizing
  tax benefit of net
  operating loss                 234,973     146,660     179,234
Adjustments to deferred
  tax assets and liabilities
  for enacted changes in tax
  laws and rates                       -      (9,429)          -
                                --------    --------    --------
Provision (credit) for
   income taxes                $       0   $       0   $       0
                                ========    ========    ========
Effective tax rate                     0%          0%          0%
                                ========    ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                      (continued on next page)

                                             1994        1993
                                             ----        ----
                                               (in thousands)
Deferred tax assets:
  Leasing transactions                   $  164,513   $  129,276
  Tax benefits purchased/sold                76,784       79,434
  Gain on sale and leaseback
    transactions                            154,246      162,400
  Employee benefits                         484,347      429,312
  Net operating loss carryforwards          675,254      508,240
  Alternative minimum tax credit
    carryforwards                            20,881       20,881
  Investment tax credit carryforwards        47,880       47,880
  Other deferred tax assets                  81,984       61,210
                                          ---------    ---------
    Total gross deferred tax assets       1,705,889    1,438,633
  Less valuation allowance                 (803,085)    (568,816)
                                          ---------    ---------
    Net deferred tax assets                 902,804      869,817

Deferred tax liabilities:
  Equipment depreciation and
    amortization                           (866,356)    (840,584)
  Other deferred tax liabilities            (36,448)     (29,233)
                                          ---------    ---------
    Net deferred tax liabilities           (902,804)    (869,817)
                                          ---------    ---------
    Net deferred taxes                   $        0   $        0
                                          =========    =========

     The valuation allowance for deferred tax assets as of January 1, 1993, was $438 million. The valuation allowance increased $131 million in 1993 and $234 million in 1994.

     At December 31, 1994, USAir had unused net operating losses of $1.8 billion for Federal tax purposes, which expire in the years 2005-2009. USAir also has available, to reduce future taxes payable, $740 million alternative minimum tax net operating losses expiring in 2007 to 2009, $48 million of investment tax credits expiring in 2002 and 2003, and $21 million of minimum tax credits which do not expire. The Federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

(7)  Stockholder's Equity and Dividend Restrictions

     USAir Group owns all of the outstanding Common Stock of USAir. USAir, organized under the Laws of the State of Delaware, is subject to statutory restrictions on the payment of dividends according to capital surplus requirements of Delaware law. At December 31, 1994, USAir's capital surplus was exhausted and therefore, under Delaware law, USAir is legally restricted from paying dividends to USAir Group. Surplus is the remainder of (i) net assets (total assets less total liabilities), less (ii) total capital (that amount of preferred and common equity designated as capital by a company's board of directors). At December 31, 1994, USAir's capital deficit was approximately $273.2 million. USAir's net assets were in a deficit balance of approximately $273.2 million, and its total capital was a nominal amount. In order for USAir to return to a capital surplus position, it must realize substantial profits or increase its equity through other measures, such as the sale of additional common or preferred stock.

     Covenants related to USAir 10% and 9 5/8% Senior Unsecured
Notes currently do not permit the payment of dividends by USAir to USAir Group.

(8)  Employee Stock Ownership Plan

     In August 1989, USAir established an Employee Stock Ownership Plan ("ESOP"). USAir Group sold 2,200,000 shares of its Common Stock to an Employee Stock Ownership Trust to hold on behalf of USAir's employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. Financing of approximately $111.4 million for the Trust's purchase of the shares was provided by USAir through a 9 3/4% loan to the Trust, and an additional $2.2 million was contributed to the Trust by USAir. The loan is being repaid with contributions made by USAir. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. As the loan is repaid over time, participating employees receive allocations of the Common Stock purchased by the Trust. The initial maturity of the loan is 30 years. However, the ESOP provides that if USAir's profitability as measured by return on sales exceeds certain goals during the life of the ESOP, USAir's contributions and the repayment of the loan will be accelerated. Annual contributions made by USAir and therefore loan repayments made by the Trust were $11.4 million in each of 1994, 1993 and 1992. The interest portion of these contributions was $10.5 million in 1994, $10.5 million in 1993 and $10.6 million in 1992. Approximately 438,000 shares of Common Stock have been allocated to employees. USAir recognized approximately $4 million of compensation expense related to the ESOP in each of 1994, 1993 and 1992 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $91 million, $95 million and $98 million at December 31, 1994, 1993 and 1992, respectively.

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

     The defined benefit pension plan for USAir non-contract employees was frozen at the end of 1991 for all non-contract participants, resulting in a one-time book gain of approximately $107 million in 1991. All non-contract plan participants became 100% vested at the time of the freeze. As a result of this plan curtailment, the accrual of service costs related to defined benefits for USAir non-contract and certain other employees ceased at the end of 1991. USAir implemented a defined contribution pension plan for non-contract employees in January 1993.

     The funded status of the qualified defined benefit plans at December 31, 1994 and 1993 was as follows:

                                  1994               1993
                              Plans in Which     Plans in Which
                             ----------------- -----------------
                               Plan   Accumu-    Plan   Accumu-
                              Assets   lated    Assets   lated
                              Exceed  Benefits  Exceed  Benefits
                              Accumu-  Exceed   Accumu-  Exceed
                              lated     Plan    lated     Plan
                             Benefits  Assets  Benefits  Assets
                             --------  ------  --------  ------
                                        (in millions)
Fair value of plan assets     $1,690   $  183   $1,897   $  172
Actuarial present value of:
  Vested benefit obligation    1,513      242    1,806      262
  Nonvested benefit obliga-
    tion                          27       17       47       20
                               -----    -----    -----    -----
    Accumulated benefit
      obligation based
      on salaries to date      1,540      259    1,853      282

    Additional benefits
      based on estimated
      future salary levels       470        -      637        -
                               -----    -----    -----    -----
      Projected benefit
        obligation             2,010      259    2,490      282
                               -----    -----    -----    -----
Projected benefit obligation
   in excess of fair value of
   plan assets                  (320)     (76)    (593)    (110)
Unrecognized net transition
   asset                         (29)     (12)     (33)     (13)
Unrecognized prior service
   cost                          (15)      69       15       72
Unrecognized net loss            358       15      624       51
                               -----    -----    -----    -----
  Pension (liability) prepaid
    before adjustment             (6)      (4)      13        -

                     (continued on next page)

Adjustment to recognize
  minimum liability                -      (72)       -     (110)
                               -----    -----    -----    -----
  Pension (liability) prepaid
    as adjusted and recognized
    in consolidated balance
    sheets                    $   (6)  $  (76)  $   13   $ (110)
                               =====    =====    =====    =====

     Unrecognized transition assets are being amortized over periods up to 27 years. The weighted average discount rate used to determine the actuarial present value of the projected benefit obligation was 9.0% and 7.6% as of December 31, 1994 and 1993, respectively. The expected long-term rate of return on plan assets used in 1994 and 1993 was 9.5%. Rates of 3% to 6% were used to estimate future salary levels. At December 31, 1994, plan assets consisted of approximately 8% in cash equivalents and short-term debt investments, 27% in equity investments, and 65% in fixed income and other investments. At December 31, 1993, plan assets consisted of approximately 8% in cash equivalents and short-term debt investments, 37% in equity investments, and 55% in fixed income and other investments.

     The following items are the components of the net periodic pension cost for the qualified defined benefit plans:

                                    1994       1993       1992
                                    ----       ----       ----
                                          (in millions)
Service cost (benefits
  earned during the period)        $ 124      $  90      $  79
Interest cost on projected
  benefit obligation                 216        188        171
Actual return on plan assets          48       (224)      (114)
Net amortization and deferral       (254)        40        (65)
                                    ----       ----       ----
Net periodic pension cost          $ 134      $  94      $  71
                                    ====       ====       ====

     Net pension cost for 1993 presented above excludes a charge of approximately $33.9 million related to "early-out" incentive programs offered to a limited number of USAir employees during the years. No such charges were incurred in 1994 or 1992.

     Non-qualified supplemental pension plans are established for certain employee groups, which provide incremental pension payments from USAir's funds so that total pension payments equal amounts that would have been payable from USAir's principal pension plans if it were not for limitations imposed by income tax regulations.

     The following table sets forth the non-qualified plans' status at December 31, 1994 and 1993:

                                             1994          1993
                                             ----          ----
                                               (in millions)
Fair value of plan assets                   $   -         $   -
Actuarial present value of:
    Vested benefit obligation                  30            26
    Nonvested benefit obligation                2             2
                                              ---           ---
    Accumulated benefits based on
      salaries to date                         32            28

    Additional benefits based on
      estimated future salary levels            1             2
                                             ----          ----
    Projected benefit obligation               33            30
                                             ----          ----
Projected benefit obligation in
  excess of fair value of plan assets         (33)          (30)
Unrecognized prior service cost                 1             1
Unrecognized net loss                           2             4
  Pension (liability) prepaid                ----          ----
    before adjustment                         (30)          (25)

Adjustment to recognize minimum
  liability                                    (5)           (5)
                                             ----          ----
Unfunded accrued supplementary costs
  as adjusted and recognized in
  consolidated balance sheets               $ (35)        $ (30)
                                             ====          ====

     Net periodic supplementary pension cost for the non-qualified supplemental pension plans included the following components:

                                         1994      1993      1992
                                         ----      ----      ----
                                              (in millions)
Service cost (benefits earned
  during the period)                     $  -      $  -      $  -
Interest cost on projected benefit
  obligation                                2         2         2
Actual return on plan assets                -         -         -
Net amortization and deferral              21        12         6
                                          ---       ---       ---
Net periodic supplementary pension
 cost                                    $ 23      $ 14      $  8
                                          ===       ===       ===

     The discount rate used to determine the actuarial present value of the projected benefit obligation was 9.0% and 7.5% as of December 31, 1994 and 1993, respectively. A rate of 3% was used to estimate future salary levels.

     In addition to the qualified and non-qualified defined benefit plans described above, USAir also contributes to certain defined contribution plans primarily for employees not covered under a collective bargaining agreement. USAir contributions are based on a formula which considers the age and pre-tax earnings of each employee and the amount of employee contributions. USAir's contribution expense was $43 million and $42 million for 1994 and 1993, respectively. USAir recognized no such expense in 1992 because the plans became effective January 1, 1993.

     (b)  Postretirement Benefits Other Than Pensions

     USAir offers medical and life insurance benefits to employees hired prior to March 29, 1993 who retire from the Company and their eligible dependents. The medical benefits provided by USAir are coordinated with Medicare benefits. Retirees generally contribute amounts towards the cost of their medical expenses based on years of service with USAir. USAir provides uninsured death benefit payments to survivors of retired employees for stated dollar amounts, or in the case of retired pilot employees, death benefit payments determined by age and level of pension benefit. The plans for postretirement medical and death benefits are funded on the pay-as-you-go basis.

     USAir adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"), during 1992 and elected to record the January 1, 1992 Accumulated Postretirement Benefit Obligation ("APBO") using the immediate recognition approach. The cumulative effect of adopting FAS 106 was $745.5 million ($638.8 million net of tax benefit).

     The following table sets forth the financial status of the plans as of December 31, 1994 and 1993:

                                                 1994      1993
                                                 ----      ----
                                                  (in millions)
Accumulated Postretirement Benefit
 Obligation (APBO):
   Retirees                                      $ 245     $ 291
   Fully eligible active plan participants         144       153
   Other plan participants                         306       356
                                                  ----      ----
     Total APBO                                    695       800
   Unrecognized prior service credit               167       179
   Unrecognized net gain (loss)                    123       (54)
                                                  ----      ----
Accrued postretirement benefit cost              $ 985     $ 925
                                                  ====      ====

     The components of net periodic postretirement benefit cost are as follows:

                                          1994     1993     1992
                                          ----     ----     ----
                                              (in millions)
Service cost (benefits attributed to
  employee service during the period)     $ 36     $ 31     $ 46
 Interest cost on APBO                      60       56       69
Net amortization and deferral              (12)     (12)       -
                                           ---      ---      ---
  Net periodic postretirement benefit
    cost                                  $ 84     $ 75     $115
                                           ===      ===      ===

     The postretirement benefit expense for 1993 presented above excludes a charge of approximately $15.5 million related to "early-out" programs offered to a limited number of employees during the year. No such charges were incurred in 1994 or 1992.

     The discount rate used to determine the APBO was 9.0%, 7.75% and 8.75% at December 31, 1994, 1993 and 1992, respectively. The assumed health care cost trend rate used in measuring the APBO was 9.5% in 1994, declining by 1% per year after 1994 to an ultimate rate of 4.5%. If the assumed health care cost trend rate were increased by 1 percentage point, the APBO at December 31, 1994 would be increased by 11% and 1994 periodic postretirement benefit cost would increase 13%.

     (c)  Postemployment Benefits

     USAir adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"), during 1993. FAS 112 requires the use of an accrual method to recognize postemployment benefits such as disability-related benefits. The cumulative effect at January 1, 1993 of adopting FAS 112 was $43.7 million.

(10)  Supplemental Balance Sheet Information

     The components of certain accounts in the accompanying balance sheets are as follows:

                                             1994         1993
                                             ----         ----
                                               (in thousands)
(a)  Cash and cash equivalents:
       Cash                                $  16,946    $  16,126
       Cash equivalents, at cost which
         approximates market                 411,979      351,709
                                            --------     --------
                                           $ 428,925    $ 367,835
                                            ========     ========
                         (continued on next page)

(b)  Receivables, net:
       Accounts receivable                 $ 335,234    $ 377,998
       Less allowance for doubtful
         accounts                              9,222       10,595
                                            --------     --------
                                           $ 326,012    $ 367,403
                                            ========     ========
(c)  Materials and supplies, net:
       Materials and supplies              $ 408,308    $ 431,400
       Less allowance for obsolescence       169,827       92,592
                                            --------     --------
                                           $ 238,481    $ 338,808
                                            ========     ========
(d)  Accrued expenses:
       Salaries and wages                 $  258,426   $  252,865
       Rents                                 477,972      431,065
       All other                             518,700      466,132
                                           ---------    ---------
                                          $1,255,098   $1,150,062
                                           =========    =========

(11)  Non-Recurring and Unusual Items

     (a)  1994

     USAir's results for 1994 include (i) a $132.8 million charge related to its grounded BAe-146 fleet, recorded in the fourth quarter of 1994; (ii) a $54.0 million charge for obsolete inventory and rotables to reflect market value, recorded in the fourth quarter of 1994; (iii) a $50 million addition to passenger transportation revenue in the fourth quarter of 1994 to adjust estimates made during the first three quarters of 1994; (iv) a $40.1 million charge primarily related to USAir's decision to cease operations of its remaining Boeing 727 aircraft in 1995, recorded in the third quarter of 1994; (v) a $25.9 million charge related to USAir's decision to substantially reduce service between Los Angeles and San Francisco and close its San Francisco crew base, recorded in the third quarter of 1994; and (vi) an $18.6 million gain resulting from the accounting treatment of the hull insurance recovery on the aircraft destroyed in the September accident, recorded in the third quarter of 1994.

     (b)  1993

     USAir's results for 1993 include non-recurring charges of (i) $43.7 million for the cumulative effect of an accounting change, as required by FAS 112 which was adopted during the third quarter of 1993, retroactive to January 1, 1993; (ii) $68.8 million for severance, early retirement and other personnel-related expenses recorded primarily during the third quarter of 1993 in connection with a workforce reduction of approximately 2,500 full-time positions between November 1993 and the first quarter of 1994;
(iii) $36.8 million based on a projection of the repayment of certain employee pay reductions, recorded in the fourth quarter of 1993; (iv) $13.5 million for certain airport facilities at locations where USAir has, among other things, discontinued or reduced its service, recorded in the fourth quarter of 1993; (v) $8.8 million for a loss on USAir's investment in the Galileo International Partnership, which operates a computerized reserva-tion system, recorded in the fourth quarter of 1993; and (vi) $18.4 million credit related to non-operating aircraft, recorded in the second quarter of 1993.

     (c)  1992

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

(12)  Selected Quarterly Financial Data (Unaudited)

     The following table presents selected quarterly financial data for 1994 and 1993:

                             First    Second    Third     Fourth
                            Quarter   Quarter   Quarter   Quarter
                            -------   -------   -------   -------
                                        (in millions)
1994
Operating revenues          $1,589    $1,763    $1,642    $1,584
Operating income (loss)     $ (135)   $   60    $ (164)   $ (278)
Net income (loss)           $ (190)   $    1    $ (196)   $ (332)
                             =====     =====     =====     =====
Note:
   Certain amounts have been reclassified to conform with fourth quarter classifications.

1993
Operating revenues          $1,605    $1,693    $1,634    $1,690
Operating income (loss)     $  (17)   $   40    $ (125)   $  (47)
Income (loss) before
  cumulative effect of
  accounting change         $  (65)   $   (8)   $ (183)   $ (119)
Cumulative effect of
  accounting change -
  FAS 112                      (44)        -         -         -
                             -----     -----     -----     -----
Net income (loss)           $ (109)   $   (8)   $ (183)   $ (119)
                             =====     =====     =====     =====

See Note 11 - Non-Recurring and Unusual Items.

Note:
  The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.

  Certain 1993 amounts have been reclassified to conform with 1994 classifications.

Item 9. Changes in and Disagreements with Accountants on Account-ing and Financial Disclosure

         None

                            Part III


Item 10. Directors and Executive Officers of USAir Group, Inc.

     Each of the persons listed below is currently a director of the Company and was elected in 1994 by the stockholders of the Company. Each director of the Company is also a director of USAir. Except as noted otherwise, the following biographies disclose the age and describe the business experience of each director for at least the past five years. As required by the Investment Agree-ment, the Board amended the Company's By-Laws on January 21, 1993 to increase the authorized number of directors by three and immediately thereafter elected Messrs. Marshall, Maynard and Stevens to fill the new directorships. Under the Investment Agreement, the Company is required to use its best efforts to ensure that the slate of persons nominated by the Company for election as directors of the Company includes that number of persons designated by BA that is the percentage of the total then authorized number of directors, which is currently 16, of the Company that is nearest to but not greater than the percentage (but in no event greater than 25%) of the aggregate voting power of the securities that vote with the Common Stock as a single class for the election of directors of the Company then held by BA and its wholly-owned subsidiaries. Under this provision of the Investment Agreement, BA is entitled to designate three directors to the Board and has accordingly designated Messrs. Marshall, Maynard and Stevens. Messrs. Buffet and Munger have advised the Company that they will not stand for re-election as directors of the Company and of USAir at the 1995 annual meeting. They had previously announced that their continued service as directors of the Company and of USAir was dependent upon USAir successfully reaching a timely agreement with its organized labor groups that, in the opinion of Messrs. Buffett and Munger, provided USAir with sufficient labor cost savings which, when combined with other cost reduction programs being implemented by USAir, would afford USAir a reason-able opportunity to achieve profitability in a low fare competitive environment. On March 13, 1995, in announcing the decision of Messrs. Buffett and Munger not to stand for re-election, Berkshire Hathaway Inc. stated, "To date, USAir has not been successful in achieving necessary labor cost savings."

                                                        Served as
                                                         Director
                                                           since
                                                         --------
Warren E. Buffett, 64 .................................     1993

Mr. Buffett has been Chairman and Chief Executive
Officer of Berkshire Hathaway Inc. (insurance, candy, retailing, manufacturing and publishing) since 1970. He is also a Director of Capital-
Cities/ABC, Inc., The Coca-Cola Company, The Gil-lette Company and Salomon Inc. Mr. Buffett is a member of the Finance and Planning Committee of the Board.

Edwin I. Colodny, 68 .................................      1975

Mr. Colodny is of counsel to the law firm of Paul, Hastings, Janofsky & Walker. He retired as Chair-man of the Company and of USAir in July 1992. He served as Chief Executive Officer of USAir from 1975 until retiring as an employee of USAir in June
1991.  Mr. Colodny is a Director of Martin Marietta
Corporation, Comsat Corporation and Esterline
Technologies, Inc., and is a member of the Board of Trustees of the University of Rochester. He is a member of the Finance and Planning and Nominating
Committees of the Board.

Mathias J. DeVito, 64 .................................     1981

Mr. DeVito is Chairman of the Board of The Rouse
Company (real estate development and management).
He also serves as a Director of First Maryland
Bancorp and subsidiaries of The Rouse Company. He is a member of the Board of the Business Committee for the Arts, Chairman of the Board of Empower
Baltimore Management Corporation and former Chair-man of the Greater Baltimore Committee. Mr. DeVito is Chairman of the Compensation and Benefits Com-mittee and a member of the Finance and Planning
Committee of the Board.

George J. W. Goodman, 64 ..............................     1978

Mr. Goodman is President of Continental Fidelity,
Inc. which provides editorial and investment ser-vices. He is the author of a number of books and articles on finance and economics under the pen name "Adam Smith" and is the host of a television series of that name seen on public broadcasting stations in the U.S. and on other networks abroad.
He is a Director of Cambrex Corporation.  Mr.
Goodman also serves as a member of the Advisory
Committee of the Center for International Relations at Princeton University, and is a Trustee of the Urban Institute. He is a member of the Compensa-tion and Benefits and Finance and Planning Commit-tees of the Board.

John W. Harris, 48 ....................................     1991

Mr. Harris is President of The Harris Group (real-estate development). From 1972 through 1991, he was President of The Bissell Companies, Inc. (real-estate development). He is a Director of Southern
Bell Telephone and Telegraph Company. Mr. Harris is former Chairman of the Greater Charlotte Chamber of Commerce and a member of the Board of Trustees of the University of North Carolina and serves on the boards of several community service organiza-tions. He is a member of the Audit and Compensa-tion and Benefits Committees of the Board.

Edward A. Horrigan, Jr., 65 ...........................     1987

Mr. Horrigan is the former Chairman of the Board of Directors of Liggett Group Inc. (consumer prod-ucts), a position he had held from May 1993 until his retirement in December 1994. He is also the retired Vice Chairman of the Board of RJR Nabisco,
Inc. and retired Chairman and Chief Executive
Officer of R. J. Reynolds Tobacco Company, Winston-
Salem, North Carolina (consumer products).  He is a
Director of the Haggai Foundation. Mr. Horrigan is a member of the Audit and Nominating Committees of the Board.

Robert LeBuhn, 62 .....................................     1966

Mr. LeBuhn was the Chairman of Investor Interna-tional (U.S.), Inc. (investments) until his retire-ment in January 1995. He is now a private investor and is a Director of Acceptance Insurance Compa-nies, Amdura Corp., Lomas Financial Corp., Cambrex
Corporation and Enzon, Inc.  He is Trustee and
President of the Geraldine R. Dodge Foundation,
Morristown, New Jersey and is a member of the New
York Society of Security Analysts. He is Chairman of the Finance and Planning Committee and a member of the Nominating Committee of the Board.

Sir Colin Marshall, 61 ................................     1993

Sir Colin was elected Chairman of BA in February
1993. Previously, he had been Chief Executive of BA and a member of BA's Board of Directors since
1983.  Sir Colin is a Director of HSBC Holdings
Plc, IBM, United Kingdom Holdings Limited and
Qantas Airways Limited.  He is a member of the

Finance and Planning Committee of the Board.

Roger P. Maynard, 52 ..................................     1993

Mr. Maynard has been Director of Corporate Strategy of BA since 1991. Previously, from 1987, he had held various positions at BA, including Director of Investor Relations & Marketplace Performance and
Executive Vice President North America. Mr. Maynard is a member of the Nominating and Compensation and Benefits Committees of the Board.

John G. Medlin, Jr., 61 ...............................     1987

Mr. Medlin is Chairman of the Board and, until December 31, 1993, was Chief Executive Officer of
Wachovia Corporation (bank holding company).  Mr.
Medlin also serves as a Director of BellSouth
Company, Burlington Industries, Inc., Media Gener-al, Inc., National Services Industries, Inc., RJR
Nabisco, Inc. and Nabisco Holdings Corporation. He is Chairman of the Nominating Committee and a member of the Compensation and Benefits Committee of the Board.

Hanne M. Merriman, 53 .................................     1985

Mrs. Merriman is the Principal in Hanne Merriman
Associates (retail business consultants). Previ-ously, she served as President of Nan Duskin, Inc.
(retailing), President and Chief Executive Officer of Honeybee, Inc., a division of Spiegel, Inc., and President of Garfinckel's, a division of Allied
Stores Corporation.  Mrs. Merriman is a Director of
CIPSCO, Inc. Central Public Service Company, State
Farm Mutual Automobile Insurance Company, The Rouse
Company, Ann Taylor Stores Corporation and T. Rowe
Price Mutual Funds. She is a member of the Nation-al Women's Forum and a Trustee of The American-
Scandinavian Foundation. She was a member of the Board of Directors of the Federal Reserve Bank of
Richmond, Virginia from 1984-1990 and served as Chairman in 1989-1990. Mrs. Merriman is Chairman of the Audit Committee and is a member of the Nominating Committee of the Board.

Charles T. Munger, 71 .................................     1993

Mr. Munger is Vice Chairman of Berkshire Hathaway
Inc. (insurance, candy, retailing, manufacturing and publishing) of which he has been an officer and Director since 1975. He is Chairman of Daily
Journal Corporation and is a Director of Salomon
Inc. and Wesco Financial Corporation. Mr. Munger is a member of the Audit Committee of the Board.

Frank L. Salizzoni, 56 ................................     1994

Mr. Salizzoni was elected President and Chief
Operating Officer of the Company and USAir, effec-tive April 1, 1994, and was elected to the Board on May 25, 1994. Previously, Mr. Salizzoni was Vice
Chairman and Chief Financial Officer of Trans World
Airlines and Trans World Corporation until 1987, when he became Vice Chairman and Chief Financial
Officer of TW Services, Inc. (food service). He was Chairman and Chief Executive Officer of TW
Services from April 1987 until August 1989, just before that company went private. Mr. Salizzoni was associated with Mancusco and Co. (investments) from August 1989 until he was elected Executive
Vice President-Finance of the Company and of USAir in November 1990. Mr. Salizzoni is a Director of
H&R Block, Inc., and SKF USA, Inc.

Seth E. Schofield, 55 .................................     1989

Mr. Schofield was elected Chairman of the Board of the Company and USAir in June 1992. In June 1991 he was elected President and Chief Executive Offi-cer of the Company and of USAir. In June 1990 he was elected President and Chief Operating Officer of USAir. He had served as Executive Vice Presi-dent-Operations of USAir since 1981. Mr. Schofield joined USAir in 1957 and has held various corporate staff positions. Mr. Schofield is a Director of the Erie Insurance Group, the PNC Bank, N.A., USX
Corp., the Greater Washington Board of Trade, the
Flight Safety Foundation and the Greater Pittsburgh
Council of the Boy Scouts of America. Mr. Scho-field is Chairman of the Board of Directors of the Greater Pittsburgh Chamber of Commerce, and a Board
Member of the Pennsylvania Business Roundtable,
Penn's Southwest Association, the Virginia Business
Council and a member of the Desai Capital Manage-ment Advisory Board. He is also a member of the Allegheny Conference on Community Development and the Federal City Council and serves on the Board of Trustees of the University of Pittsburgh and West-minster College.

Raymond W. Smith, 57 ..................................     1990

Mr. Smith is Chairman of the Board and Chief Execu-tive Officer of Bell Atlantic Company, which is engaged principally in the telecommunications business and is one of the seven regional companies formed as a result of the divestiture of the Bell
System.  Previously, Mr. Smith had served as Vice

Chairman and President of Bell Atlantic and Chair-man of The Bell Telephone Company of Pennsylvania.
He is a member of the Board of Directors of Core-
States Financial Company, a trustee of the Univer-sity of Pittsburgh and is active in many civic and cultural organizations. He is a member of the Compensation and Benefits and Nominating Committees of the Board.

Derek M. Stevens, 56 ..................................     1993

Mr. Stevens has been Chief Financial Officer of and a Director of BA since 1989. Previously, from 1981, he was Finance Director of TSB Group plc
(financial institution). Mr. Stevens is a member of the Audit Committee of the Board.

     The law firm of Paul, Hastings, Janofsky and Walker, with which Mr. Colodny is affiliated on an Of Counsel basis, provided legal services to USAir during 1994 and is expected to provide such services during 1995.

     The following persons are executive officers of the Company.

                                                        Executive
                                                         Officer
                                                         of the
                  Age as of                              Company
      Name         3/31/95         Position(s)            Since
      ----        ---------        -----------          ---------
Seth E. Schofield     55    Chairman of the Board          1983
                              and Chief Executive
                              Officer of the Company;
                              Chairman of Board and
                              Chief Executive Officer
                              of USAir

Frank L. Salizzoni    56    President and Chief Opera-     1990
                              ting Officer of the
                              Company; President and
                              Chief Operating Officer
                              of USAir

W. Thomas Lagow       53    Executive Vice President-      1992
                              Marketing of USAir

James T. Lloyd        53    Executive Vice President,      1987
                              General Counsel and
                              Secretary of the Company;
                              Executive Vice President
                              and General Counsel of
                              USAir

John R. Long III      46    Executive Vice President-      1983
                              Customer Services of USAir

Bruce R. Aubin        64    Senior Vice President-         1994
                              Maintenance Operations
                              of USAir

Robert L. Fornaro     42    Senior Vice President-         1992
                              Planning of USAir

John P. Frestel, Jr.  55    Senior Vice President-         1989
                              Human Resources of USAir

John W. Harper        54    Senior Vice President-         1992
                              Finance and Chief
                              Financial Officer of
                              the Company and Senior
                              Vice President-Finance
                              and Chief Financial
                              Officer of USAir

Nancy Risque Rohrbach 48    Vice President-Public &        1994
                              Community Relations of
                              the Company and Senior
                              Vice President-Public &
                              Community Relations of
                              USAir

     For purposes of Rule 405 under the Securities Act of 1933, as amended, Messrs. Lagow, Long, Aubin, Fornaro, Frestel, Harper and
Ms. Risque Rohrbach are deemed to be executive officers of the Company.

     There are no family relationships among any of the officers listed above. No officer was selected pursuant to any arrangement between him or her and any other person. Officers are elected annually to serve for the following year or until the election and qualification of their successors. All the executive officers except Ms. Risque Rohrbach and Messrs. Lagow, Salizzoni, Aubin, Fornaro and Harper have been actively engaged in the business and affairs of the Company and USAir during the past five years. The business experience of the officers listed above since at least January 1, 1990 is as follows:

     Mr. Schofield was elected Executive Vice President of the Company in July 1989. At that time he was also elected Vice Chairman of the Board of the Company and of USAir. Mr. Schofield served as Executive Vice President-Operations of USAir until his election as President and Chief Operating Officer of USAir in June 1990. Effective on July 1, 1991, Mr. Schofield was elected President and Chief Executive Officer of both the Company and USAir. Effective on July 1, 1992, Mr. Schofield was elected Chairman of the Board of both the Company and USAir.

     Mr. Salizzoni was Vice Chairman and Chief Financial Officer of Trans World Airlines and Trans World Corporation until 1987, when he became Vice Chairman and Chief Financial Officer of TW Services, Inc. He was Chairman and Chief Executive Officer of TW Services from April 1987 until August 1989, just before that company went private. Mr. Salizzoni was associated with Mancusco and Co. from August 1989 until he was elected Executive Vice President-Finance of the Company and of USAir in November 1990. Mr. Salizzoni was elected President and Chief Operating Officer of the Company and USAir in 1994.

     Mr. Lagow was Senior Vice President-Market Planning of
Northwest Airlines until February 1988, when he became Senior Vice President-Planning of United Airlines. Mr. Lagow held that position until he was elected Executive Vice President-Marketing of USAir in February 1992.

     Mr. Lloyd engaged in the private practice of law in Washing-ton, D.C. from 1967 until his election as Vice President, General Counsel and Secretary of the Company and as Senior Vice President and General Counsel of USAir in 1987. He served in those capaci-ties until his election as Executive Vice President, Secretary and General Counsel of the Company and Executive Vice President and General Counsel of USAir in January 1991.

     Mr. Long served as Senior Vice President-Administration of USAir until his election as Senior Vice President-Customer Operations of USAir in June 1989. He served in that capacity until his election as Senior Vice President-Customer Services in March 1991. Mr. Long served as Senior Vice President-Customer Services until his election as Executive Vice President-Customer Services in May 1992.

     Mr. Aubin was Executive Advisor to the Vice Chairman,
President and Chief Executive Officer of Air Canada prior to joining USAir and, prior to that position, he served as Senior Vice President Technical Operations and Chief Technical Officer of Air
Canada. He was elected Senior Vice President-Maintenance Opera-tions of USAir in January 1994.

     Mr. Fornaro was Vice President-Research of Jesup & Lamont Securities until February 1988, when he became Senior Vice President-Marketing of Braniff, Inc. In August 1988, Mr. Fornaro became Senior Vice President-Market Planning of Northwest Airlines, the position he held until February 1992. He was elected Senior Vice President-Planning of USAir in March 1992.

     Mr. Frestel was associated with The Atchison, Topeka & Santa Fe Railway for 22 years prior to joining USAir, most recently as Vice President-Personnel and Labor Relations, and was a Director of that company from June 1988 until his election as Senior Vice President-Human Resources of USAir in January 1989.

     Mr. Harper was Senior Vice President-Marketing and Information Systems at Axe-Houghton Management (investment management) until his election as Vice President and Controller of the Company and USAir in December 1991. He served in that position until his election as Senior Vice President-Information Systems of USAir in October 1992. Mr. Harper was elected Senior Vice President -

Finance and Chief Financial Officer of the Company and USAir in
1994.

     Ms. Risque Rohrbach served as a member of the White House legislative liaison team (1981-1986) and as Assistant to the President and Secretary to the Cabinet (1987-1988). In 1989 and 1990, she was a resident fellow at Harvard University's Institute of Politics and a consultant to the Department of Energy. She was Assistant Secretary of Labor for Policy at the U.S. Department of Labor during 1991-1992 and a public policy and communications consultant during 1993. Ms. Risque Rohrbach was elected Vice President-Public and Community Relations of the Company and Senior Vice President-Public and Community Relations of USAir in January 1994.

Item 11. Executive Compensation

Compensation of Directors

     In 1994, each incumbent director, except Messrs. Schofield and Salizzoni, was paid a retainer fee of $18,000 per year for service on the Board of the Company and a fee of $600 per Board meeting or committee meeting attended. Consistent with a comprehensive cost reduction program at USAir, the retainer fee was reduced by 20% to $14,400 for an eighteen-month period commencing January 1, 1992 and ending on June 30, 1993. As of January 1, 1995, the retainer fee has been reduced to $14,000 per year. Mr. LeBuhn, Chairman of the Finance and Planning Committee, Mr. DeVito, Chairman of the Compensation Committee, and Mrs. Merriman, Chairman of the Audit Committee, each receives an additional fee of $2,000 per year for serving in those respective capacities. Mr. Medlin, Chairman of the Nominating Committee, receives an additional fee of $1,000 per year for serving in that capacity. Each of Messrs. Schofield and Salizzoni receives a salary in his capacity as an officer of USAir and receives no additional compensation as a director of the Company and USAir.

     In 1987 the Company established a retirement plan for directors who are not also employees of the Company and its subsidiaries. The plan provides that such directors shall be eligible to receive retirement benefits thereunder if they have attained seventy years of age and served at least five consecutive years on the Board or, if they have not attained age seventy, have served for at least ten consecutive years on the Board. Eligible directors receive an annual retirement benefit equal to the highest annual retainer in effect for active directors during the five years prior to retirement. If the annual retainer for active directors is increased, the annual retirement benefit paid to retired directors is increased by an amount equal to 50% of the increase in retainer paid to active directors. If a director dies prior to retirement and had served for at least five consecutive years on the Board, the deceased director's surviving spouse is eligible under the plan to receive, for a period of five years following such death, an annual death benefit equal to 50% of the annual retainer paid to such director at the time of his or her death. If a retired eligible director dies, the director's surviving spouse is eligible under the plan to receive, for a period of five years following such death, 50% of the annual retirement benefit payable to the director at the time of his or her death. The plan is administered by the Compensation and Benefits Committee.

Compensation of Executive Officers

     The Summary Compensation Table below sets forth the compensa-tion paid during the years indicated to each of the Chief Executive Officers and the four remaining most highly compensated executive officers of the Company (including its subsidiaries).

                    Summary Compensation Table

                                                                            Long-Term
                                    Annual Compensation                    Compensation
                          --------------------------------------------  ------------------
                                                             Other      Restricted
       Name And                                              Annual       Stock                 All Other
  Principal Position      Year      Salary       Bonus    Compensation   Awards(f)  Options  Compensation(h)
- ----------------------    ----      ------       -----    ------------  ---------   -------  ---------------
Seth E. Schofield......   1994    $500,000      $      0   $116,136(e)       --         --       $ 74,821
  Chairman and Chief      1993    $475,635(c)   $      0   $275,601(e)       --         --       $ 64,302
  Executive Officer of    1992    $412,981(c)   $      0   $174,792(e)       --      5,569       $ 38,495
  the Company and of
  USAir
Frank L. Salizzoni(a)..   1994    $385,769      $      0   $ 11,020(e)       --    100,000(g)    $167,160(i)
  President and Chief     1993    $317,558(c)   $      0   $ 45,374(e)       --         --       $ 52,222
  Operating Officer of    1992    $231,249(c)   $      0   $ 26,892(e)       --      2,800       $ 34,382
  the Company and of
  USAir
W. Thomas Lagow(b).....   1994    $325,000      $      0         --          --         --       $286,225(j)
  Executive Vice          1993    $310,058(c)   $      0         --          --         --       $282,521(k)
  President--Marketing    1992    $234,258(c)   $125,000(d)      --          --    153,211       $ 17,617(l)
  of USAir
James T. Lloyd.........   1994    $275,000      $      0   $ 18,705(e)       --         --       $ 40,424
  Executive Vice          1993    $257,365(c)   $      0   $ 73,215(e)       --         --       $ 36,188
  President, General      1992    $211,058(c)   $      0   $ 47,974(e)       --      2,492       $ 21,382
  Counsel and Secretary
  of the Company;
  Executive Vice
  President and General
  Counsel of USAir
John P. Frestel, Jr....   1994    $275,000      $      0   $ 30,682(e)       --         --       $ 45,866
  Senior Vice President   1993    $248,750(c)   $      0   $ 48,805(e)       --         --       $ 37,363
  Human Resources of      1992    $178,750(c)   $      0   $ 31,717(e)       --      2,000       $ 19,821
  USAir

(a) Mr. Salizzoni was named President and Chief Operating Officer of the Company and USAir effective April 1, 1994.
(b)  Mr. Lagow's employment with USAir commenced on February 7,
     1992.
(c) Amounts disclosed reflect reductions in salary during (i) 1993 of $24,365, $12,250, $14,942, $10,904 and $8,750, and (ii)
     1992 of $87,019, $43,750, $49,272, $38,942 and $31,250 for
     Messrs. Schofield, Salizzoni, Lagow, Lloyd and Frestel, respectively, which were implemented for all USAir officers for a fifteen-month period commencing on January 1, 1992 and ending on March 29, 1993 pursuant to a comprehensive cost reduction program at USAir.

(d)  Paid to Mr. Lagow in the form of a "sign-on bonus."
(e) Amounts disclosed include for (i) 1994, $108,633, $10,391, $18,705, and $30,518, (ii) 1993, $271,288, $33,259, $73,215,
     and $48,805 and (iii) 1992, $171,410, $22,523, $47,974 and
     $31,717, received by Messrs. Schofield, Salizzoni, Lloyd and Frestel, respectively, to cover incremental tax liability resulting from income derived from the lapsing of restrictions on the disposition of Restricted Stock. Restricted Stock is Common Stock subject to certain restrictions on disposition. Any amounts disclosed in the column that are in excess of the amounts disclosed in the preceding sentence represent income derived from personal travel on USAir.
(f) At December 31, 1994, Messrs. Schofield, Salizzoni, Lloyd and Frestel owned 10,000, 3,000, 1,000 and 1,000 shares of Restricted Stock, respectively. At the fair market value of the Common Stock on that date, these holdings of Restricted Stock were valued at $42,500, $12,750, $4,250 and $4,250, respectively. Restricted Stock is eligible to receive divi-dends; however, the Company has not paid dividends on its Common Stock since the second quarter of 1990.
(g) Non-qualified stock option grant on April 1, 1994, the date Mr. Salizzoni was named President and Chief Operating Officer of the Company and USAir.
(h) Under USAir's split dollar life insurance plan, described under "Additional Benefits" below, individual life insurance coverage is available to the named officers. During 1992, each officer paid the amount of the premium associated with the term life component of the coverage. In 1993, USAir commenced paying the premium associated with this coverage. In 1992, 1993 and 1994, USAir paid the remainder of the premium associated with the whole life component of the coverage. If all assumptions as to life expectancy and other factors occur in accordance with projections, USAir expects to recover the premiums it pays with respect to the whole life component of the coverage. The following amounts reflect the value of the benefits accrued during the years indicated, calculated on an actuarial basis, ascribed to the insurance policies purchased on the lives of the named officers (plus, with respect to 1993 and 1994, the dollar value of premiums paid by USAir with respect to term life insurance): 1994--Mr. Schofield--$31,194; Mr. Salizzoni--$27,722; Mr. Lagow--$10,225; Mr. Lloyd--$18,424
     and Mr. Frestel--$21,188; 1993--Mr. Schofield--$29,328, Mr.
     Salizzoni--$26,010, Mr. Lagow--$9,716, Mr. Lloyd--$17,291 and
     Mr. Frestel--$18,661; 1992--Mr. Schofield--$38,495; Mr.
     Salizzoni--$34,382; Mr. Lagow--$12,902; Mr. Lloyd--$21,382 and
     Mr. Frestel--$19,821. During 1994 and 1993, USAir made contributions to the accounts of Messrs. Schofield, Salizzoni, Lagow, Lloyd and Frestel in certain defined contribution pension plans in the following amounts: 1994--$43,627, $38,192, $26,000, $22,000 and $24,678, respectively, and
     1993--$34,974, $26,212, $22,805, $18,897 and $18,702, respec-
     tively.
(i) Amount disclosed also reflects $101,246 for reimbursement of relocation expenses.

(j) Upon the commencement of his employment, USAir agreed to pay Mr. Lagow $1 million over four years, which amount was intended to compensate him for restricted stock and stock options which he forfeited when he left his former employer. The amount disclosed includes the second installment, $250,000, of the total payment.
(k) Amount disclosed includes the first installment, $250,000, of the total payment referred to in footnote (j).
(l) Amount disclosed also reflects $4,715 for reimbursement of relocation expenses.

Option/SAR Grants in Last Fiscal Year

     The following table provides information on option grants in fiscal year 1994 to the named executive officers. No option grants were made to Messrs. Schofield, Lagow, Lloyd or Frestel.

                                                                       Potential Realizable Value at
                                                                       Assumed Annual Rates of Stock
                                                                       Price Appreciation for Option
                           Individual Grants                                        Term
- ----------------------------------------------------------------      ------------------------------
                               Percent of
                                 Total
                              Options/SARs
                               Granted to
                     Options/   Employees  Exercise
                      SARs      in Fiscal  or Base   Expiration
    Name             Granted     Year(b)    Price(c)    Date         0%        5%           10%
    ----             --------  ----------  --------  ----------      --  ------------  ------------
Frank L. Salizzoni   100,000(a)   31%       $7.75    May 1, 2004     $0  $    492,536  $  1,251,180
- ---------------------------------------------------------------------------------------------------
All common
  stockholders(c)...                                                     $277,755,531  $728,452,620

(a) These options were granted as of April 1, 1994. Twenty-five percent of these options will vest on the first anniversary of their grant (April 1, 1995), an additional 25% will vest on the second anniversary of their grant (April 1, 1996), and the remaining 50% will vest on the third anniversary of their grant (April 1, 1997). None of these options is accompanied by stock appreciation rights.
(b) Based on total grants of options to purchase 321,000 shares of Common Stock awarded during 1994.
(c) The exercise price and tax withholding obligation related to exercise may be paid by delivery of previously-owned shares or by offset of the underlying shares, subject to certain conditions.
(d) Represents the increase in aggregate market value of all shares of Common Stock outstanding as of April 1, 1994, from that date to May 1, 2004 at the assumed rate of stock price appreciation specified.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal
Year-End Option/SAR Values

     The following table provides information on the number of options held by the named executive officers at fiscal year-end 1994. None of the officers exercised any options during 1994 and none of the unexercised options held by these officers was in-the-money based on the fair market value of the Common Stock on December 31, 1994 ($4.25 per share).

                                        Number of Unexercised
                                            Options/SARs at
                                          at Fiscal Year-End
                                      --------------------------
     Name                             Exercisable  Unexercisable
     ----                             -----------  -------------
Seth E. Schofield ..................    395,069             0
Frank L. Salizzoni .................    152,800       100,000
W. Thomas Lagow ....................     63,211        90,000
James T. Lloyd .....................    169,742             0
John P. Frestel, Jr.................    102,000             0

Retirement Benefits

     Prior to 1993, USAir's Retirement Plan (the "Retirement Plan") for its salaried employees was comprised of two qualified plans. The Retirement Plan was designed so that the two plans, when aggregated, would provide noncontributory benefits based upon both years of service and the employee's highest three-year average annual compensation during the last ten calendar years of service. The primary plan is a defined benefit plan which provides a benefit based on the factors mentioned above. The primary plan is integrated with the Social Security program so that the benefits provided thereunder are reduced by a portion of the employee's benefits from Social Security. USAir's contributions to the primary plan are not allocated to the account of any particular employee. The primary plan was frozen on December 31, 1991, and accordingly, retirement benefits payable under the plan were determinable on that date.

     The secondary plan is a target benefit defined contribution plan. The secondary plan was established in 1983 as a result of changes to the Internal Revenue Code (the "Code"), which lowered the maximum benefit payable from a defined benefit plan. In the event that the benefit produced under the primary plan formula cannot be accrued for any employee covered by such plan because of the limit on benefits payable under defined benefit plans, contributions will be made on behalf of such employee to the secondary plan. Such contributions will be calculated to provide the benefit produced under the formula in the primary plan in excess of such limit, to the extent permitted under the Code's limitation on the contributions to defined contribution plans. USAir's contributions to the secondary plan are allocated to individual employees' accounts. During 1994, no contributions were made to any executive officer's account. The secondary plan was also frozen on December 31, 1991.

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

     Contributions to and benefits payable under the Retirement Plan must be in compliance with the applicable guidelines or maximums established by the Code. USAir has adopted an unfunded supplemental plan which will provide those benefits which would otherwise be payable to officers under the Retirement Plan, but which, under the Code, are not permitted to be funded or paid through the qualified plans maintained by USAir. Benefit accruals under the supplemental plan also ceased upon the freezing of the Retirement Plan on December 31, 1991. Such supplemental plan provides that any benefits under the unfunded supplemental plan will be paid in the form of a single, lump sum payment. Such supplemental plans are specifically provided for under applicable law and have been adopted by many corporations under similar circumstances. Messrs. Schofield, Salizzoni, Lloyd and Frestel are currently entitled to receive retirement benefits in excess of the limitations established by the Code.

     The following table presents the noncontributory benefits payable per year for life to employees under the Retirement Plan and the unfunded supplemental plan described above, assuming normal retirement in the current year. The table also assumes the retiree would be entitled to the maximum Social Security benefit in addition to the amounts shown.

                       Pension Plan Table
Final Earnings
as defined in            Noncontributory Pension Based
   the Plan                   on Years of Service
- ----------------------------------------------------------------
             10 Yrs   15 Yrs   20 Yrs   25 Yrs   30 Yrs   35 Yrs
             ------   ------   ------   ------   ------    -----
$100,000..  $ 19,684 $ 29,525 $ 39,367 $ 49,209 $ 54,209 $ 54,209

 200,000..    43,684   65,525   87,367  109,209  119,209  119,209

 300,000..    67,684  101,525  135,367  169,209  184,209  184,209

 400,000..    91,684  137,525  183,367  229,209  249,209  249,209

 500,000..   115,684  173,525  231,367  289,209  314,209  314,209

 600,000..   139,684  209,525  279,367  349,209  379,209  379,209

 700,000..   163,684  245,525  327,367  409,209  444,209  444,209

 800,000..   187,684  281,525  375,367  469,209  509,209  509,209

     The values reflected in the above chart represent the applica-tion of the Retirement Plan formula to the specified amounts of compensation and years of service. The compensation covered by the

Retirement Plan is salary and bonus, as reported in the Summary
Compensation Table. The credited years of service under the Retirement Plan for each of the individuals included in the Summary Compensation Table are as follows: Mr. Schofield-30 years, Mr.
Salizzoni-1 year,  Mr. Lagow-none, Mr. Lloyd-5 years and Mr.
Frestel-3 years.

     USAir has entered into agreements with Messrs. Lagow, Salizzoni, Lloyd and Frestel which provide for a supplement to their retirement benefits under the Retirement Plan. This supplement is designed to provide such persons with those benefits they would have received had they been employed by USAir for the minimum number of years to be entitled to full retirement benefits under the Retirement Plan.

     USAir adopted, effective January 1, 1993, a defined contribu-tion retirement program for its eligible non-contract employees (the "Retirement Savings Plan") as a replacement for the Retirement Plan described above. Under the Retirement Savings Plan, eligible employees may elect to contribute on a tax-deferred basis up to 13% of their pre-tax compensation, subject to a maximum annual contribution of $9,240 in 1994. USAir will also contribute to each employee's account in the Retirement Savings Plan (i) a matching contribution equal to 50% of each employee's contribution, subject to a maximum of 2% of the employee's annual pre-tax compensation;
(ii) a basic contribution which ranges, depending on the employee's age, from 2% to 8% of the employee's annual pre-tax compensation; and (iii) if USAir's pre-tax profit margin, as defined, exceeds certain thresholds, a profit sharing contribution up to a maximum of 7.5% of an employee's annual pre-tax compensation. USAir made no contributions under the profit sharing component of the Retirement Savings Plan in 1994. Pre-tax compensation is defined for purposes of the Retirement Savings Plan as base pay plus bonus, plus an employee's tax deferred contributions under such Plan up to a maximum of $150,000 in 1994. USAir also established a non-qual-ified supplemental defined contribution plan (the "Supplemental Savings Plan") in 1993, which credits amounts to accounts of certain officers who participate in the Retirement Savings Plan but who are adversely affected by the maximum benefit limitations under qualified plans imposed by the Code. Amounts obligated to be paid by USAir under the Supplemental Savings Plan will be deposited in a trust established for the benefit of the participants. See the "All Other Compensation" column of the Summary Compensation Table for the amounts contributed or allocated in 1994 to Messrs. Schofield, Salizzoni, Lagow, Lloyd and Frestel under the Retirement Savings Plan and the Supplemental Savings Plan.

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

     USAir also maintains a split-dollar life insurance plan under which individual term life insurance is available to its officers in the amount of three times base salary. The plan also provides for accrual of a cash value component for each officer who holds a policy. Under the plan, during 1994, USAir paid the premiums on the term and whole life insurance components of the policy. The premium attributable to the term life insurance of the policy is treated as income to the participant. At death, prior to transfer of the policy to the participant, the beneficiary receives the amount of the coverage less any amount necessary to reimburse the employer for its investment, and the beneficiary is entitled to any additional proceeds. Upon transfer of the policy to the partici-pant, the participant is entitled to the cash surrender value of the policy in excess of the amount payable to the employer for recovery of its investment. See the "All Other Compensation" column of the Summary Compensation Table for information concerning compensation with respect to Messrs. Schofield, Salizzoni, Lagow, Lloyd and Frestel that was attributable to the split dollar life insurance plan.

Arrangements Concerning Termination of Employment and Change of
Control

     USAir currently has employment contracts (the "Employment Contracts") with the executive officers (the "Executives") named in the Summary Compensation Table. The terms of the Employment Contracts extend until the earlier of the fourth anniversary thereof or the Executive's normal retirement date and are subject to automatic one-year annual extensions on each anniversary date

(to the fourth anniversary of such anniversary date) unless advance written notice is given by USAir. In exchange for each Executive's commitment to devote his or her full business efforts to USAir, the agreements provide that each Executive will be re-elected to a responsible executive position with duties substantially similar to those in effect during the prior year and will receive (1) an annual base salary at a rate not less than that in effect during the previous year; (2) incentive compensation as provided in the contract; and (3) insurance, disability, medical and other benefits generally granted to other officers. In the event of a change of control, as defined in each Employment Contract, the term of each Employment Contract is automatically extended until the earlier of the fourth anniversary of the change of control date or the Executive's normal retirement date. As a result of amendments to the Employment Contracts entered into in June 1992, the acquisition of 20% or more of the outstanding securities of the Company under circumstances in which the acquiror would obtain the power to elect 20% or more of the members of the Board was added to the definition of a change of control under the Employment Contracts. To the extent permitted by Foreign Ownership Restrictions and assuming the consummation of the Second Purchase (the "Second Closing") results in BA's electing at least 20% of the Board, the Second Closing would be treated as a change of control and would result in extension of the term of each Employment Contract until the earlier of the fourth anniversary of the Second Closing or the Executive's normal retirement date. On March 7, 1994, BA announced that it would not make any additional investments in the Company until the outcome of the measures to reduce the Company's costs and improve its financial results is known. See Item 1. "Business - British Airways Announcement Regarding Additional Investments in the Company; Code Sharing."

     The Employment Contracts provide that, should USAir or any successor fail to re-elect the Executive to his or her position, assign the Executive to inappropriate duties which result in a diminution in the Executive's position, authority or responsibili-ties, fail to compensate the Executive as provided in the Employ-ment Contract, transfer the Executive in violation of the Employ-ment Contract, fail to require any successor to USAir to comply with the Employment Contract or otherwise terminate the Executive's employment in violation of the Employment Contract, the Executive may elect to treat such failure as a breach of the Employment Contract if the Executive then terminates employment. As liquidat-ed damages as the result of an event not following a change of control that is deemed to be a breach of the Employment Contracts, USAir or its successor would be required to pay the Executive an amount equal to his or her annual base salary for the then remaining term of the Employment Contract, and to continue granting certain employee benefits for the then remaining term of the Executive's Employment Contract. If the breach follows a change of control, the Executive would be entitled to receive (i) an amount equal to the product of three times the sum of the Executive's annual base salary plus an annual bonus; (ii) a lump sum equal to the actuarial equivalent of the pension benefits which the Executive would have received had he or she remained employed by

USAir until the end of the term of the Employment Contract, (iii) medical benefits until such time as the Executive qualifies for group medical benefits from another employer; (iv) travel benefits for the Executive's life; (v) reimbursement of reductions in salary sustained by the Executive as a result of a comprehensive cost reduction program initiated by USAir in October 1991; and (vi) continuation of certain other benefits during the remainder of the term of the Employment Contract. In addition, except under the circumstances described in the immediately following paragraph, during the 30-day period immediately following the first anniversa-ry of a change of control any Executive could elect to terminate his or her Employment Contract for any reason and receive the liquidated damages described in the immediately preceding sentence. Each Employment Contract provides that if USAir breaches the Employment Contract, as described above, each Executive shall be entitled to recover from USAir reasonable attorney's fees in connection with enforcement of such Executive's rights under the Employment Contract. Each Employment Contract also provides that any payments the Executive receives in the event of a termination shall be increased, if necessary, such that, after taking into account all taxes he or she would incur as a result of such payments, the Executive would receive the same after-tax amount he or she would have received had no excise tax been imposed under
Section 4999 of the Code.

     In order to facilitate consummation of the acts and transac-tions contemplated by the Investment Agreement, the Executives agreed in January 1993 to an amendment to their Employment Contracts that will become effective upon the Second Closing (i) to eliminate their right to elect to terminate their Employment Contracts without any reason during the 30-day period immediately following the first anniversary of the Second Closing; (ii) that USAir may transfer the Executive's employment to any location that meets certain criteria in the Employment Contracts without such relocation constituting a breach of the Employment Contracts; (iii) that consummation of the Second Closing would be treated as the only change of control with respect to BA; and (iv) that following the Second Closing, USAir may make certain changes in benefit plans affecting the Executives that are not material, as that term is defined in the Employment Contracts, provided that the changes apply to all eligible officers of USAir and are approved by a majority of the directors of the Company not elected by BA. As discussed above, BA announced on March 7, 1994 that it will not make any additional investments in the Company under current circumstances.

     Currently, under the Company's 1984 Stock Option and Stock Appreciation Rights Plan (the "1984 Plan") and 1988 Stock Incentive Plan (the "1988 Plan," and together with the 1984 Plan, the "Plans"), pursuant to which employees of the Company and its subsidiaries have been awarded stock options and stock appreciation rights with respect to Common Stock and, in the case of the 1988 Plan, shares of Restricted Stock, occurrence of a change of control, as defined, would make all granted options immediately exercisable without regard to the vesting provisions thereof. In addition, grantees would be able, during the 60-day period immediately following a change of control, to surrender all unexercised stock options not issued in tandem with stock apprecia-tion rights under the Plans to the Company for a cash payment equal to the excess, if any, of the fair market value of the Common Stock over the exercise prices of such stock options or the positive value of any stock appreciation rights. As described above, in June 1992, the Company amended the definition of a change of control in the Plans with the result that, to the extent permitted by Foreign Ownership Restrictions and assuming the Second Closing results in BA's electing at least 20% of the Board, the Second Closing would be treated as a change of control thereunder. As of March 1, 1995, there were unexercised stock options to purchase 473,795 shares of Common Stock (of which 73,400 had tandem stock appreciation rights) under the 1984 Plan and unexercised stock options to purchase 3,396,500 shares of Common Stock (none of which had tandem stock appreciation rights) under the 1988 Plan. (As of March 1, 1995, 2,980,500 of the 3,396,500 options outstanding under the 1988 Plan and 315,795 of the 473,795 options outstanding under the 1984 Plan were exercisable pursuant to their normal vesting schedule.) As of March 1, 1995, the weighted average exercise price of all these outstanding stock options was approximately $22.06. On March 1, 1995, the closing price of a share of Common Stock on the NYSE was $6.00. See the "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" table for information regarding stock options held by the Executives named in that table.

     Currently, 15,000 shares of Restricted Stock previously granted to the Executives may (i) become free of transfer restric-tions upon their normal vesting schedule or (ii) be subject to accelerated vesting upon a termination of employment which triggers the payment of liquidated damages under the Employment Contracts, as discussed above, regardless of whether the termination occurred following a change of control as defined in the Employment Contracts. See "Beneficial Security Ownership" for information regarding Restricted Stock owned by the Executives.

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

     Notwithstanding anything to the contrary set forth in any of the Company's or USAir's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporates by reference this Annual Report, in whole or in part, the following Report and Performance Graph shall not be incorporated by reference into any such filings.

Report of the Compensation and Benefits Committee of the Board of Directors

     The policies of the Compensation and Benefits Committee of the Board (the "Compensation Committee") with respect to compensation of the Company's executive officers are to:

  * attract and retain talented and experienced senior management by offering compensation that is competitive with respect to other major U.S. airlines and other U.S. companies of compara-ble size; and

  * motivate senior management to provide a high-quality product to consumers with the ultimate goal of maximizing profitabili-ty and stockholder returns by offering incentive and long-term compensation that is linked to return on sales and the market value of the Common Stock.

     The compensation package for executive officers of the Company is comprised of three elements - base salary, annual cash incentive compensation, and long-term incentive compensation. The Compensa-tion Committee plays an active role in the oversight and review of all compensation paid to executive officers of the Company. Ordinarily, the Compensation Committee and the full Board, in consultation with the Senior Vice President-Human Resources of USAir and, if warranted, an independent compensation consultant, annually review the total compensation package of the Company's executive officers, including the Chairman and Chief Executive Officer and the four other officers named in the Summary Compensa-tion Table. This review did not occur during the last fiscal year. Because of the Company's continued financial losses, no salary increases were contemplated for executive officers in 1994 and hence a competitive salary review was deemed unnecessary. In past years when a salary review was undertaken, the Compensation Committee reviewed the market rate for peer-level positions of the other major domestic passenger airlines, including, but not limited to, Delta, United and American. Delta, United and American (or their parent companies) are included in the S&P Airline Index, which has been used in prior years' Performance Graphs. Based primarily on this comparison, the Compensation Committee estab-lished the base salary for the Chief Executive Officer and other executive officers.

     While the Compensation Committee reviews the salaries of the other major airlines to establish a market rate, the Committee does not necessarily "target" any specific range, such as the lower end, median or upper end of the comparison range, when setting the Chief Executive Officer's base salary. As discussed below, in 1992, after an independent compensation consultant conducted a study of comparable airline officers' salaries, the Compensation Committee recommended an increase in the Chief Executive Officer's base salary to the median level of the comparison range reflected in the study, but Mr. Schofield declined to accept an increase. According to publicly available information, the current base salary of the Company's Chief Executive Officer is lower than the base salaries for the chief executive officers of Delta, United, American and Southwest. Mr. Schofield does not participate in Compensation Committee or Board deliberations or decision-making regarding any aspect of his compensation.

     The Chief Executive Officer has an employment agreement with the Company which guarantees a certain level of base salary. Mr. Schofield's employment agreement provides that he will receive base salary at least equal to the highest base salary paid during the preceding twelve-month period. In the event that the Company violates this provision of the agreement, Mr. Schofield may terminate his employment for "good reason" under the agreement and receive a payout of compensation and benefits for the remainder of the four-year employment period protected by the agreement. The four other executive officers named in the Summary Compensation Table have similar employment agreements which also guarantee a certain level of base salary.

     The principal elements of the Company's compensation paid to the executive officers in the last completed fiscal year are discussed below.

     Base Salary. As reported by the Compensation Committee in prior reports, the Compensation Committee had reduced the salaries of the executive and other officers for a fifteen-month period commencing on January 1, 1992 and ending on March 29, 1993. This salary reduction was part of a comprehensive Company-wide salary reduction program. Each of the executive officers of the Company agreed to the reductions in salary, waiving the base salary guarantees in their employment agreements, where applicable.

     Historically, the Compensation Committee has awarded merit increases based on measuring individual performance against objectives. However, due to the Company's poor financial perfor-mance since 1989, the Compensation Committee had not awarded merit increases in executive officer base salaries since 1989. From 1989 to 1993, salaries were increased only as a result of a promotion or an increase in responsibilities.

     In 1992, after the commencement of the salary reduction program, the Company commissioned an independent compensation consultant to conduct a comprehensive study of the salaries of comparable airline officers. The study disclosed that the base salaries of the Company's executive officers (prior to reduction under the salary reduction program) were substantially below those salaries for analogous positions at major competitors. After reviewing the results of the study and considering its desire to motivate and retain the Company's key executive officers, and the officers' individual performance and experience, the Compensation Committee established new base salaries for executive officers (other than the Chief Executive Officer) at the conclusion of the salary reduction period in 1993, targeting the median of the comparative range reflected in the study. Based on the salary review, the Compensation Committee proposed a new base salary for the Chief Executive Officer of $590,000. However, because of the Company's poor financial performance, Mr. Schofield declined to accept an increase in base salary and his salary was restored to its pre-reduction level of $500,000. The new base salaries for the other four executive officers named in the Summary Compensation Table became effective in April 1993. As stated above, as a result of the Company's continuing financial losses, no salary increases were considered by the Compensation Committee during 1994. Except as set forth below, the base salaries established by the Compensa-tion Committee in 1993 remained effective throughout 1994 and remain in effect today.

     On April 1, 1994, Mr. Salizzoni was promoted from Executive Vice President-Finance to the position of President and Chief Operating Officer. At the time of his promotion, the Compensation Committee approved an increase in his base salary commensurate with his increased responsibilities.

     Commencing in March 1994, the Company has been engaged in negotiations with its labor unions to effectuate a comprehensive expense reduction program which includes a proposal to permanently reduce employee salaries. This expense reduction program is designed to return the Company to profitability. In light of this initiative, Messrs. Schofield and Salizzoni requested a reduction in their base salaries as a demonstration of leadership. In November 1994, the Compensation Committee approved a reduction in the base salaries of the Chief Executive Officer and the President and Chief Operating Officer. Effective in December 1994, their base salaries were reduced in accordance with the following schedule:

  *  10% of the amount of salary between $5,000 and $20,000;
  *  15% of the amount of salary between $20,000 and $50,000;
  *  20% of the amount of salary between $50,000 and $100,000; and
  *  25% of the amount of salary over $100,000.

Both executive officers signed waivers of the applicable provisions of their employment agreements guaranteeing a higher level of base salary.

     Annual Cash Incentive Compensation. The Compensation Committee adopted the Executive Incentive Compensation Plan effective on January 1, 1988. The plan is administered by the Compensation Committee. All officers, including the executive officers, of the Company are eligible to participate in the plan.

     The Compensation Committee is authorized to grant awards under this plan only if the Company achieves a two percent or greater return on sales ("ROS") for a fiscal year. The target level of performance is four percent ROS. The maximum level of performance recognized under the plan is a six percent ROS. Additionally, for each officer of the Company, the Compensation Committee has previously set an incentive compensation target percentage and a maximum percentage. If the Company achieves the target performance of four percent ROS, the full target percentage set by the Committee for the individual officer is applied to the individual's base salary for the year to determine the cash bonus award (the "Target Award") for the individual. Target Awards for executive officers range from 30% to 50% of base salary.

     The Compensation Committee is authorized to approve awards under the plan for performance which is less than or greater than the target performance of four percent ROS. If the Company achieves the minimum performance level of two percent ROS, the executive would be paid only half of the Target Award. For performance levels greater than two percent ROS but less than four percent ROS, a proportionate percentage of the Target Award would be paid. In the event that the Company's performance level exceeds the target performance of four percent ROS, the Company would pay amounts greater than the Target Award. If the Company achieves the maximum target performance of six percent ROS, the executive would receive the maximum percentage which is twice the Target Award.
The maximum awards for executive officers, set by the Compensation Committee pursuant to the plan, range from 60% to 100% of base salary. For performance levels greater than four percent ROS but less than six percent ROS, a proportionate percentage of the Target Award would be paid. The plan also provides that the Compensation Committee may adjust awards to executive officers based on individual performance; however, in no event may the award exceed 250% of the Target Award for such individual. The Compensation Committee has never made any such adjustments.

     The Compensation Committee last approved payments to executive officers under this plan for the fiscal year ended December 31, 1988. The Company has failed to achieve the minimum two percent ROS performance level in any fiscal year since 1988 and, therefore, the Compensation Committee has not made any awards under the plan since then. The Compensation Committee will continue to review the effectiveness of the plan and, if the Compensation Committee deems appropriate, could recommend changes to the plan in the future.

Long Term Incentive Programs

     Stock Options. The executive officers of the Company partici-pate in the Company's 1984 Stock Option and Stock Appreciation Rights Plan (the "1984 Plan") and the 1988 Stock Incentive Plan (the "1988 Plan"). Both the 1984 Plan and the 1988 Plan are administered by the Compensation Committee. The Compensation Committee is authorized to grant options under these plans only at an exercise price equal to the fair market value of a share of Common Stock on the effective date of the grant.

     The Compensation Committee determines the size of any option grant under the plans based upon (i) the Compensation Committee's perceived value of the grant to motivate and retain the individual executive; (ii) a comparison of long-term incentive practices within the commercial airline industry; (iii) a comparison of awards provided to peer executives within the Company; and (iv) the number of outstanding options held by the grantee and the exercise prices of these options. Although the Compensation Committee supports and encourages stock ownership in the Company by its executive officers, it has not promulgated any standards regarding levels of ownership by executive officers.

     During 1994, the only executive officers to be granted options were newly hired executive officers and executive officers who received promotions. As stated above, on April 1, 1994, Mr. Salizzoni was promoted to the position of President and Chief Operating Officer. At the time of his promotion, the Compensation Committee awarded Mr. Salizzoni the option to purchase 100,000 shares of Common Stock, under the terms of the 1988 Plan. The stock option awards made in 1994 were non-qualified options and were subject to a vesting schedule under which 25% of the options vested on the first anniversary of the award, 25% of the options will vest on the second anniversary of the award, and the remaining 50% of the options will vest on the third anniversary of the award.

     In connection with the company-wide salary reduction program in 1992 and 1993, the Company established the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan is also administered by the Compensation Committee. Under the 1992 Plan, the Compensation Committee granted every employee of the Company who participated in the salary reduction program non-qualified options to purchase 50 shares of Common Stock at $15 per share for each $1,000 of salary foregone during the reduction period. The Compensation Committee granted executive officers options under the 1992 Plan in accord-ance with the same formula applicable to all other employees of the Company.

     Restricted Stock.   Under the terms of the 1988 Plan, the
Compensation Committee is authorized to grant awards of Restricted Stock. From 1988-1990, the Compensation Committee granted Restricted Stock to a total of nine executive officers, some of whom are no longer employed by USAir. These awards were all subject to a five year vesting schedule, with restrictions lapsing on a percentage of the award on each anniversary of the award. No awards of Restricted Stock have been granted by the Compensation Committee since 1990.

     During 1994, the restrictions expired on a total of 20,000 shares of Restricted Stock held by the Chief Executive Officer, which shares were originally granted in 1989 and 1990. Restric-tions also expired during 1994 on 10,000 shares of Restricted Stock held by Messrs. Salizzoni, Lloyd and Frestel, which shares were originally granted in 1989 and 1990.

     The Omnibus Budget Reconciliation Act of 1993 added Section 162(m) to the Internal Revenue Code. Section 162(m) provides that companies will not be entitled to a tax deduction for certain compensation paid to any executive officer to the extent that the compensation exceeds $1 million in a taxable year. In December 1994, the Securities and Exchange Commission issued amendments to the proposed regulations under Section 162(m). The Compensation Committee is studying Section 162(m) and the proposed regulations thereunder and is in the process of determining whether to recommend that the Company take the necessary measures to conform its compensation to Section 162(m).

     The Compensation Committee will continue to review all executive compensation and benefits matters presented to it and will act based on the best information available in the best interests of the Company, its shareholders and employees.

          Mathias J. DeVito, Chairman
          George J. W. Goodman
          John W. Harris
          Roger P. Maynard
          John G. Medlin, Jr.
          Raymond W. Smith


                         Performance Graph

                                  As of December 31,
                        ----------------------------------------
                1/1/90  1990    1991     1992     1993     1994
                ------  ----    ----     ----     ----     ----
S&P 500 Index    $100  $93.44  $118.02  $123.29  $131.99  $129.96

Peer Issuer Index 100   76.21    97.07    91.41   104.19    75.63

S&P Airline Index 100   69.51    89.01    77.75    84.78    73.15

USAir Group, Inc. 100   47.19    36.33    38.20    38.58    12.73

     The above graph compares the performance of the Company's Common Stock during the period January 1, 1990 to December 31, 1994 with the S&P 500 Index and a peer issuer index (the "Peer Issuer Index"). It also depicts the S&P Airline Index during the relevant time period, which was the index used in previous performance graphs of the Company. The graph depicts the results of investing $100 in the Company's Common Stock, the S&P 500 Index and the Peer Issuer Index, as well as the S&P Airline Index, at closing prices on December 29, 1989. The stock price performance shown on the graph above is not necessarily indicative of future price perfor-mance. The Peer Issuer Index consists of AMR Corporation, Delta, Southwest and the Company. The S&P Airline Index consists of AMR Corporation, Delta, UAL Corporation and the Company.

     The Company has selected the Peer Issuer Index for use in the above and future performance graphs in lieu of the S&P Airline Index because one of the companies in the S&P Airline Index, UAL Corporation, underwent a complex recapitalization in 1994 which makes it difficult to compare the return over time on an initial investment in UAL Corporation to the return on similar investments in the other corporations contained in that index. This is due in part to the fact that holders of common stock of UAL Corporation prior to the recapitalization received a combination of cash and various securities in exchange for their common stock pursuant to the recapitalization. To determine the December 31, 1994 value of the UAL Corporation component of the S&P Airline Index, the Company used its good faith efforts to value at December 31, 1994 each element of the combination of cash and securities received by common stockholders of UAL Corporation in 1994 as a result of the recapitalization. The replacement index, the Peer Issuer Index, is identical to the S&P Airline Index except for the deletion of UAL Corporation and the addition of Southwest Airlines, Inc. The Company believes that the substitution of Southwest Airlines, Inc. makes the Peer Issuer Index a more accurate benchmark against which to compare the stock price performance of the Company over time.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The following information pertains to Common Stock, Series A Preferred Stock, Series F Preferred Stock, Series T Preferred Stock and Depositary Shares ("Depositary Shares"), each representing 1/100 of a share of Series B Preferred Stock, beneficially owned by all directors and executive officers of the Company as of March 1, 1995. Unless indicated otherwise, the information refers to ownership of Common Stock. Unless indicated otherwise by footnote, the owner exercises sole voting and investment power over the securities (other than unissued securities, the ownership of which has been imputed to such owner).

                          (continued on next page)

                             Number of                Percent of
          Owner              Shares (1)                Class (2)
          -----              ---------                 ---------
Directors
- ---------
Warren E. Buffett........           -  (3)                    (3)
Edwin I. Colodny.........     127,512  (4)
Mathias J. DeVito........         700
George J. W. Goodman.....         200 Depositary Shares (5)
John W. Harris...........       1,000
Edward A. Horrigan, Jr...         500
Robert LeBuhn............       8,000
Sir Colin Marshall.......              (6)                    (6)
Roger P. Maynard.........           -  (6)                    (6)
John G. Medlin, Jr.......       2,000
Hanne M. Merriman........       1,500
Charles T. Munger........           -  (3)                    (3)
Frank L. Salizzoni.......     192,800  (7)
Seth E. Schofield........     511,789  (8)
                               74,400 Depositary Shares (9)
Raymond W. Smith.........         500
Derek M. Stevens.........           -  (6)                    (6)

Executive Officers
- ------------------
Seth E. Schofield........    See listing under "Directors" above
Frank L. Salizzoni.......    See listing under "Directors" above
W. Thomas Lagow..........     153,211  (10)
James T. Lloyd...........     164,992  (11)
John P. Frestel, Jr......     115,000  (12)
24 directors and execu-
   tive officers of the
   Company as a group....   1,754,530.5  (13)               2.8%

(1) The persons listed also own a number of Preferred Share Purchase Rights (the "Rights") equal to their Common Stock holdings, or, in the case of the Series A Preferred Stock, Series F Preferred Stock and Series T Preferred Stock, Common Stock receivable upon conversion. In addition, such Rights are issuable on a one-for-one basis with respect to shares of Common Stock receivable upon exercise of stock options or conversion of Depositary Shares.
(2) Percentages are shown only where they exceed one percent of the number of shares outstanding and, in the case of Common Stock holdings are based on shares of Common Stock outstanding on March 1, 1995.
(3) Various affiliates of Berkshire Hathaway Inc. ("Berkshire") are recordholders of 358,000 or 100% of the outstanding shares of Series A Preferred Stock. Messrs. Buffett and Munger are Chairman and Chief Executive Officer and Vice Chairman, respectively, of Berkshire and may be deemed to control that company. Messrs. Buffett and Munger each disclaims beneficial ownership of Series A Preferred Stock. Series A Preferred Stock is currently convertible into 9,239,944 shares of Common Stock, which represent approximately 10.2% of the total voting
                              170
     interest represented by Common Stock, Series F Preferred Stock, Series T Preferred Stock and Series A Preferred Stock at March 1, 1995.
(4) The listing of Mr. Colodny's holding includes 58,000 shares of Common Stock issuable within 60 days of March 1, 1995 upon exercise of stock options.
(5) Mr. Goodman's holdings of Depositary Shares are convertible into 498.5 shares of Common Stock.
(6) A wholly-owned subsidiary of BA is recordholder of 30,000 or 100% of the outstanding shares of Series F Preferred Stock,
     152.1 or 100% of the outstanding shares of the Series T-1 Preferred Stock and 9,919.8 or 100% of the outstanding shares of the Series T-2 Preferred Stock pursuant to the Investment Agreement. Messrs. Marshall, Maynard and Stevens are Chair-man, Director of Corporate Strategy and Chief Financial Offic-er, respectively, of BA and have been designated by BA to act as directors of the Company pursuant to the Investment Agreement. Messrs. Marshall, Maynard and Stevens each dis-claims beneficial ownership of Series F Preferred Stock and Series T Preferred Stock.
(7) The listing of Mr. Salizzoni's holding includes 177,800 shares of Common Stock issuable within 60 days of March 1, 1995 upon exercise of stock options and 3,000 shares of Restricted Stock.
(8) The listing of Mr. Schofield's holding includes 395,069 shares of Common Stock issuable within 60 days of March 1, 1995 upon exercise of stock options, and 10,000 shares of Restricted Stock.
(9) Mr. Schofield's holding of Depositary Shares is convertible into 185,442 shares of Common Stock.
(10) The listing of Mr. Lagow's holding reflects shares of Common Stock issuable within 60 days of March 1, 1995 upon exercise of stock options.
(11) The listing of Mr. Lloyd's holding includes 163,992 shares of Common Stock issuable within 60 days of March 1, 1995 upon exercise of stock options and 1,000 shares of Restricted Stock.
(12) The listing of Mr. Frestel's holding includes 102,000 shares of Common Stock issuable within 60 days of March 1, 1995 upon exercise of stock options and 1,000 shares of Restricted Stock.
(13) The listing of all directors' and officers' holdings includes, in the case of Depositary Shares, the number of shares of Common Stock into which the Depositary Shares are convertible, and also includes 1,312,591 shares of Common Stock issuable within 60 days of March 1, 1995 upon exercise of stock options and 15,800 shares of Restricted Stock.

     The only persons known to the Company (from Company records and reports on Schedules 13D and 13G filed with the Securities and Exchange Commission) which owned, as of March 1, 1995, more than 5% of its Common Stock, Series A Preferred Stock, Series F Preferred Stock and Series T Preferred Stock are listed below:

                                         Amount and
                  Name and address        nature of     Percent
                    of beneficial         beneficial       of
Title of Class          owner             ownership     Class(1)
- --------------    ---------------        ----------     --------
Preferred Stock
- ---------------
  Series A      Berkshire Hathaway Inc.    358,000 (2)   100% (3)
                1440 Kiewit Plaza
                Omaha, Nebraska 68131

  Series F      BritAir Acquisition         30,000 (4)   100% (5)
                 Corp. Inc.
                75-20 Astoria Blvd.
                Jackson Heights,
                New York 11370

  Series T      BritAir Acquisition                (6)   100% (5)
                 Corp. Inc.                                   (6)
                75-20 Astoria Blvd.
                Jackson Heights,
                New York 11370

Common Stock    Franklin Resources, Inc. 4,852,165 (7)     8%
                777 Mariners Island Blvd.
                San Mateo,
                California 94404

Common Stock   State Street Bank and     3,108,375 (8)     5%
                Trust Company, Trustee
               225 Franklin Street
               Boston,
               Massachusetts 02110

(1)  Represents percent of class of stock outstanding on March 1,
     1995.
(2) Number of shares as to which such person has shared voting power-358,000; shared dispositive power-358,000.
(3) These shares of Series A Preferred Stock are owned directly by affiliates of Berkshire, are convertible, under certain circumstances and subject to certain antidilution adjustments, into 9,239,944 shares of Common Stock and represent approxi-mately 10.2% of the combined voting power of the outstanding Common Stock, Series A Preferred Stock, Series F Preferred Stock and Series T Preferred Stock, voting as a single class, at March 1, 1995. A number of Rights, equal to the number of shares of Common Stock into which the Series A Preferred Stock is convertible, is also owned by this person. As disclosed above, two directors of the Company, Messrs. Buffett and Munger, may be deemed to control Berkshire and disclaim beneficial ownership of Series A Preferred Stock.
(4) Number of shares as to which BA has sole voting power and sole dispositive power-30,000.
                              172

(5) BritAir Acquisition Corp. Inc. is a wholly-owned subsidiary of BA and owns Series F Preferred Stock and Series T Preferred Stock pursuant to the Investment Agreement. Series F Preferred Stock and Series T Preferred Stock are convertible, under certain circumstances on or after January 21, 1997 and subject to certain antidilution adjustments and Foreign Ownership Restrictions, into a total of 15,458,851 and 3,831,695 shares of Common Stock, respectively. Together, the Series F Pre-ferred Stock and Series T Preferred Stock represent approxi-mately 21.3% of the combined voting power of the outstanding Common Stock, Series A Preferred Stock, Series F Preferred Stock and Series T Preferred Stock, voting as a single class, at March 1, 1995. A number of Rights, equal to the number of shares of Common Stock into which the Series F Preferred Stock and Series T Preferred Stock are convertible, is owned by this person. As disclosed above, three directors of the Company, Messrs. Marshall, Maynard and Stevens, have been designated by BA to act as directors of the Company pursuant to the Invest-ment Agreement and disclaim beneficial ownership of Series F Preferred Stock and Series T Preferred Stock.
(6) Reflects 152.1 or 100% of the outstanding shares of Series T-1 Preferred Stock and 9,919.8 or 100% of the outstanding shares of Series T-2 Preferred Stock. BA has sole voting power and sole dispositive power as to all these outstanding shares of Series T Preferred Stock.
(7) The Schedule 13G dated February 8, 1995 disclosing this ownership declares that the filing of the Schedule 13G should not be construed as an admission that Franklin Resources, Inc. is the beneficial owner of any securities covered by the
     Schedule 13G. Franklin Resources, Inc. is an investment company registered under Section 8 of the Investment Company Act of 1940 and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Its Schedule 13G states that it was making the filing on a voluntary basis as if all the shares were beneficially owned by Franklin Resourc-es, Inc., its subsidiaries, and investment companies advised by those subsidiaries with respect to the exercise of invest-ment discretion. Number of shares as to which reporting person has sole voting power - 4,830,665 shares; shared voting power: 21,500 shares; shared dispositive power: 4,852,165 shares.
(8) Of these shares, 2,166,414 are held by such person under the USAir, Inc. Employee Stock Ownership Plan (shared voting power and shared dispositive power - 2,166,414 shares), 941,923 are held by such person as trustee under various collective investment funds for employee benefit plans and other index accounts (sole voting power - 327,177 shares and sole disposi-tive power - 941,923 shares) and 38 are held by such person as trustee/co-trustee under various personal trust accounts (shared voting power - 38 shares).

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


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

     (a)  The following documents are filed as part of this report:

          1.   Financial Statements

          (i) The following consolidated financial statements of USAir Group are included in Part II, Item 8A of this report:

          - Consolidated Statements of Operations for each of the Three Years Ended December 31, 1994
          -    Consolidated Balance Sheets at December 31, 1994
               and 1993
          - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1994
          - Consolidated Statements of Changes in Stockholders' Equity (Deficit) for each of the Three Years Ended December 31, 1994
          -    Notes to Consolidated Financial Statements

          (ii) The following consolidated financial statements of USAir are included in Part II, Item 8B of this report:

          - Consolidated Statements of Operations for each of the Three Years Ended December 31, 1994
          -    Consolidated Balance Sheets at December 31, 1994
               and 1993
          - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1994
          - Consolidated Statements of Changes in Stockholder's Equity (Deficit) for each of the Three Years Ended December 31, 1994
          -    Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules

          (i)  Independent Auditors' Report on the Consolidated
          Financial Statement Schedule of USAir Group.

          -    Consolidated Financial Statement Schedule - Three
               Years Ended December 31, 1994:

               VIII -  Valuation and Qualifying Accounts and Re-
                    serves

          (ii) Independent Auditors' Report on the Consolidated
          Financial Statement Schedule of USAir.

          -    Consolidated Financial Statement Schedule - Three
               Years Ended December 31, 1994:

               VIII -  Valuation and Qualifying Accounts and Re-
                    serves

     All other schedules are omitted because they are not appli-cable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

     (b)  Reports on Form 8-K

     During the quarter ended December 31, 1994, the Company and USAir filed a Current Report dated November 18 on Form 8-K regarding USAir's plans to use the net proceeds of any sales of assets to repurchase, defease or redeem its outstanding debt. The Company and USAir filed a Current Report dated January 27, 1995 on Form 8-K regarding the press release dated January 27, 1995 of USAir Group, Inc. and USAir, Inc., with unaudited consolidated statements of operations for each company.




          3.   Exhibits

Designation                     Description

   3.1 Restated Certificate of Incorporation of USAir Group (incorporated by reference to Exhibit 3.1 to USAir Group's Registration Statement on Form 8-B dated January 27, 1983), including the Certificate of Amend-ment dated May 13, 1987 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended March 31,
           1987), the Certificate of Increase dated June 30, 1987 (incorporated by reference to Exhibit 3 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987), the Certificate of Increase dated October 16, 1987 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987), the Certificate of Increase dated August 7, 1989 (incorporated by reference to Exhibit
           3.1 to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989), the Certificate of Increase dated April 9, 1992 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
           1992), the Certificate of Increase dated January 21, 1993 (incorporated by reference to USAir Group's and

           USAir's Annual Report on Form 10-K for the year ended December 31, 1992), and the Certificate of Amendment dated May 26, 1993 (incorporated by reference to Appendix II to USAir Group's Proxy Statement dated April 26, 1993).

   3.2     By-Laws of USAir Group.

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

   3.5     By-Laws of USAir.

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

   4.5 Certificate of Designation of Series F Cumulative Convertible Senior Preferred Stock of USAir Group (incorporated by reference to Exhibit 28.2 to USAir Group's Current Report on Form 8-K dated January 21,
           1993).

   4.6 Form of Certificate of Designation of Series T-_ Cumulative Exchangeable Convertible Senior Preferred Stock of USAir Group (incorporated by reference to Appendix VII to USAir Group's Proxy Statement dated April 26, 1993). Neither USAir Group nor USAir is filing any instrument (with the exception of holders of exhibits 10.1(a-c)) defining the rights of holders of long-term debt because the total amount of securities authorized under each such instrument does not exceed ten percent of the total assets of USAir. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1(a) Supplemental Agreement No. 16, dated July 19, 1990, to Purchase Agreement No. 1102 between USAir and The Boeing Company (incorporated by reference to Exhibit 10.2(a) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1990).

10.1(b) Supplemental Agreement No. 17, dated November 28, 1990, to Purchase Agreement No. 1102 between USAir and The Boeing Company (incorporated by reference to Exhibit 10.2(b) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1990).

10.1(c) Supplemental Agreement No. 18, dated December 23, 1991, to Purchase Agreement No. 1102 between USAir and The Boeing Company (incorporated by reference to Exhibit 10.2(c) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1991).

   10.2 Purchase Agreement No. 1725 dated December 23, 1991 between USAir and The Boeing Company (incorporated by reference to Exhibit 10.3 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended Decem-ber 31, 1991).

   10.3    USAir, Inc. Executive Incentive Compensation Plan
           (incorporated by reference to Exhibit 10.3 to USAir
           Group's Annual Report on Form 10-K for the year ended
           December 31, 1989).

   10.4 USAir, Inc. Officers' Supplemental Benefit Plan (incor-porated by reference to Exhibit 10.5 to USAir's Annual
           Report on Form 10-K for the year ended December 31,
           1980).

   10.5    USAir, Inc. Supplementary Retirement Benefit Plan
           (incorporated by reference to Exhibit 10.5 to USAir
           Group's Annual Report on Form 10-K for the year ended
           December 31, 1989).

   10.6    USAir, Inc. Supplemental Executive Defined Contribution
           Plan.

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

  10.9 USAir Group's 1992 Stock Option Plan (incorporated by reference to Exhibit A to USAir Group's Proxy Statement dated March 30, 1992).

  10.10    Employment Agreement between USAir and its Chief
           Executive Officer.

  10.11 Employment Agreement between USAir and its President and Chief Operating Officer.

  10.12    Employment Agreement between USAir and its Executive
           Vice President-Marketing.

  10.13    Employment Agreement between USAir and its Executive
           Vice President and General Counsel.

  10.14    Employment Agreement between USAir and its Senior Vice
           President-Human Resources.

  10.15(a) Agreement between USAir and its President and Chief
           Operating Officer providing supplemental retirement benefits.

  10.15(b) Agreement between USAir and its Executive Vice Presi-dent-Marketing providing supplemental retirement benefits.

  10.15(c) Agreement between USAir and its Executive Vice Presi-dent and General Counsel providing supplemental retire-ment benefits.

  10.15(d) Agreement between USAir and its Senior Vice President-
           Human Resources providing supplemental retirement benefits.

  10.16(a) Trust Agreement dated as of August 1, 1989 between
           USAir Group and Wachovia Bank and Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.10(a) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989).

  10.16(b) Trust Agreement dated as of August 1, 1989 between
           USAir and Wachovia Bank and Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.10(b) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989).

  10.17 Investment Agreement dated as of January 21, 1993 between USAir Group and British Airways Plc (incor-porated by reference to Exhibit 28.1 to USAir Group's and USAir's Current Report on Form 8-K filed on Janu-ary 28, 1993, as amended by Amendment No. 1 on Form 8 filed on April 13, 1993).

  10.17(a) Amendment dated as of February 21, 1994 to the Invest-ment Agreement dated as of January 21, 1993 between USAir Group and British Airways Plc (incorporated by reference to Exhibit 10.13(a) to USAir Group's Annual Report on Form 10-K for the year ended December 31,
           1993).

  11 Computation of primary and fully diluted earnings per share of USAir Group for the five years ended Decem-ber 31, 1994.

  21       Subsidiaries of USAir Group and USAir.

  23.1 Consent of the Auditors of USAir Group to the incorpo-ration of their report concerning certain financial statements contained in this report in certain regis-tration statements.

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

  27        Financial Data Schedule



                   (this space intentionally left blank)

                            Signatures


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, USAir Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            USAir Group, Inc.


                            By:      /s/Seth E. Schofield
                                ---------------------------------
                                        Seth E. Schofield
                                        Chairman and Chief
                                        Executive Officer
                                  (Principal Executive Officer)

                            Date:  April 12, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of USAir Group, Inc. and in the capacities and on the dates indicated.


April 12, 1995              By:      /s/Seth E. Schofield
                                ---------------------------------
                                        Seth E. Schofield
                                        Chairman and Chief
                                        Executive Officer
                                  (Principal Executive Officer)


April 12, 1995              By:       /s/John W. Harper
                                ---------------------------------
                                         John W. Harper
                                  Senior Vice President-Finance
                                  (Principal Financial Officer)


April 12, 1995              By:      /s/Ann Greer-Rector
                                ---------------------------------
                                        Ann Greer-Rector
                                   Vice President & Controller
                                  (Principal Accounting Officer)


April 12, 1995              By:                *
                                 --------------------------------
                                        Warren E. Buffett
                                            Director

April 12, 1995              By:                *
                                ---------------------------------
                                        Edwin I. Colodny
                                            Director


April 12, 1995              By:                *
                                 --------------------------------
                                        Mathias J. DeVito
                                            Director


April 12, 1995              By:                *
                                 --------------------------------
                                       George J. W. Goodman
                                             Director


April 12, 1995              By:                *
                                ---------------------------------
                                          John W. Harris
                                             Director


April 12, 1995              By:                *
                                ---------------------------------
                                      Edward A. Horrigan, Jr.
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                         Robert LeBuhn
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                       Sir Colin Marshall
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                        Roger P. Maynard
                                            Director

April 12, 1995              By:                *
                                ---------------------------------
                                      John G. Medlin, Jr.
                                            Director



April 12, 1995              By:                *
                                ---------------------------------
                                       Hanne M. Merriman
                                            Director


April 12, 1995              By:                *
                                 --------------------------------
                                       Charles T. Munger
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                      Frank L. Salizzoni
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                        Raymond W. Smith
                                            Director


April 12, 1995              By:                *
                                 --------------------------------
                                        Derek M. Stevens
                                            Director


By:       /s/John W. Harper
     ------------------------------
             John W. Harper
            Attorney-In-Fact

                         Signatures


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, USAir, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            USAir, Inc.


                            By:      /s/Seth E. Schofield
                                ---------------------------------
                                        Seth E. Schofield
                                        Chairman and Chief
                                        Executive Officer
                                  (Principal Executive Officer)

                            Date:  April 12, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of USAir, Inc. and in the capacities and on the dates indicated.


April 12, 1995              By:      /s/Seth E. Schofield
                                ---------------------------------
                                        Seth E. Schofield
                                        Chairman and Chief
                                        Executive Officer
                                  (Principal Executive Officer)


April 12, 1995              By:       /s/John W. Harper
                                ---------------------------------
                                         John W. Harper
                                  Senior Vice President-Finance
                                  (Principal Financial Officer)


April 12, 1995              By:     /s/Ann Greer-Rector
                                ---------------------------------
                                        Ann Greer-Rector
                                   Vice President & Controller
                                  (Principal Accounting Officer)


April 12, 1995              By:                *
                                 --------------------------------
                                       Warren E. Buffett
                                            Director

April 12, 1995              By:                *
                                ---------------------------------
                                        Edwin I. Colodny
                                            Director


April 12, 1995              By:                *
                                 --------------------------------
                                        Mathias J. DeVito
                                            Director


April 12, 1995              By:                *
                                 --------------------------------
                                     George J. W. Goodman
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                        John W. Harris
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                    Edward A. Horrigan, Jr.
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                         Robert LeBuhn
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                       Sir Colin Marshall
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                        Roger P. Maynard
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                      John G. Medlin, Jr.
                                            Director

April 12, 1995              By:                *
                                ---------------------------------
                                      Hanne M. Merriman
                                            Director


April 12, 1995              By:                *
                                 --------------------------------
                                       Charles T. Munger
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                      Frank L. Salizzoni
                                            Director


April 12, 1995              By:                *
                                ---------------------------------
                                        Raymond W. Smith
                                            Director


April 12, 1995              By:                *
                                 --------------------------------
                                        Derek M. Stevens
                                            Director


By:       /s/John W. Harper
     ------------------------------
             John W. Harper
            Attorney-In-Fact

                  Independent Auditors' Report
  On Consolidated Financial Statement Schedule - USAir Group, Inc.





The Stockholders and Board of Directors
USAir Group, Inc.

Under date of February 22, 1995, except as to notes 4(a) and 4(c) which are as of April 10, 1995, we reported on the consolidated balance sheets of USAir Group, Inc. and subsidiaries ("Group") as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 1994, included in Item 14(a)1(i) in this annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule as listed in Item 14(a)2(i). This consolidated financial statement schedule is the responsibility of Group's management. Our responsi-bility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of USAir Group, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that Group's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statement schedule in Item 14(a)2(i) in this annual report on Form 10-K for the year does not include any adjustments that might result from the outcome of this uncertainty.




                                            KPMG Peat Marwick LLP


Washington, D. C.
February 22, 1995, except as to notes 4(a) and 4(c) of the consoli-dated financial statements which are as of April 10, 1995

                        USAir Group, Inc.
                         Schedule VIII
          Valuation and Qualifying Accounts and Reserves

                          (in thousands)

                                     Allowance For
                                     Uncollectible     Inventory
                                       Accounts      Obsolescence
                                     -------------   ------------
Balance December 31, 1991               $ 11,467       $ 77,934

  Additions charged to income              9,927         16,693

   Amounts charged to reserve             (8,065)        (6,197)

   Other (1)                              (1,661)        (2,752)
                                         -------        -------
Balance December 31, 1992                 11,668         85,678

   Additions charged to income            12,064         12,136

   Amounts charged to reserve            (12,914)        (2,643)
                                         -------        -------
Balance December 31, 1993                 10,818         95,171

   Additions charged to income (2)        11,763         86,775

   Amounts charged to reserve            (13,110)        (9,155)
                                         -------        -------
Balance December 31, 1994               $  9,471       $172,791
                                         =======        =======


(1)  Represents the reserve balances of Air Services, Inc.,
     Aviation Supply Corporation and Piedmont Aviation Services,
     Inc. which were sold in July 1992.

(2) 1994 additions to inventory obsolescence include charges of $75 million to reflect market value of parts related to certain aircraft which have been or will be withdrawn from service and inventory parts which have been identified for sale.

                       Independent Auditors' Report
         On Consolidated Financial Statement Schedule - USAir, Inc.





The Stockholder and Board of Directors
USAir, Inc.

Under date of February 22, 1995, except as to notes 4(a) and 4(c) which are as of April 10, 1995, we reported on the consolidated balance sheets of USAir, Inc. and subsidiary ("USAir") as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity
(deficit) for each of the years in the three-year period ended
December 31, 1994, included in Item 14(a)1(ii) in this annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule as listed in Item 14(a)2(ii). This consolidated financial statement schedule is the responsibility of USAir's management. Our responsi-bility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of USAir, Inc. and subsidiary referred to above contains an explanatory paragraph that states that USAir's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statement schedule in Item 14(a)2(ii) in this annual report on Form
10-K for the year does not include any adjustments that might result from the outcome of this uncertainty.


                                             KPMG Peat Marwick LLP


Washington, D. C.
February 22, 1995, except as to notes 4(a) and 4(c) of the consoli-dated financial statements which are as of April 10, 1995

                            USAir, Inc.
                          Schedule VIII
          Valuation and Qualifying Accounts and Reserves

                          (in thousands)




                                     Allowance for
                                     Uncollectible    Inventory
                                        Accounts     Obsolescence
                                     -------------   ------------
Balance December 31, 1991               $  9,739       $ 73,174

  Additions charged to income              9,200         12,949

   Amounts charged to reserve             (7,531)        (2,548)
                                         -------        -------
Balance December 31, 1992                 11,408         83,575

   Additions charged to income            11,990         11,103

   Amounts charged to reserve            (12,803)        (2,086)
                                         -------        -------
Balance December 31, 1993                 10,595         92,592

   Additions charged to income (1)        11,600         85,633

   Amounts charged to reserve            (12,973)        (8,398)
                                         -------        -------
Balance December 31, 1994               $  9,222       $169,827
                                         =======        =======

(1)  1994 additions to inventory obsolescence include charges of
     $75 million to reflect market value of parts related to
     certain aircraft which have been or will be withdrawn from service and inventory parts which have been identified for sale.
                              189

