Form 10-Q
period 1995-03-31
USAIR GROUP INC; USAIR INC
filed 1995-05-12
CIK 701345, 714560

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1995

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

     At April 30, 1995, there were outstanding approximately
62,209,000 shares of common stock of USAir Group, Inc. and 1,000 shares of common stock of USAir, Inc.

     The registrant USAir, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclo-sure format.

                        USAir Group, Inc.
                               and
                            USAir, Inc.

                  Quarterly Report on Form 10-Q

                         Table of Contents



Part I.  Financial Information                               Page

   Item 1A.  Financial Statements - USAir Group, Inc.

      Condensed Consolidated Statements of Operations
         - Three Months Ended March 31, 1995 and 1994          1

      Condensed Consolidated Balance Sheets
         - March 31, 1995 and December 31, 1994                2

      Condensed Consolidated Statements of Cash Flows
         - Three Months Ended March 31, 1995 and 1994          3

      Notes to Condensed Consolidated Financial
           Statements                                          4

   Item 1B.  Financial Statements - USAir, Inc.

      Condensed Consolidated Statements of Operations
         - Three Months Ended March 31, 1995 and 1994          5

      Condensed Consolidated Balance Sheets
         - March 31, 1995 and December 31, 1994                6

      Condensed Consolidated Statements of Cash Flows
         - Three Months Ended March 31, 1995 and 1994          7

      Notes to Condensed Consolidated Financial
           Statements                                          8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                         9

Part II.  Other Information

   Item 1.  Legal Proceedings                                 13

   Item 3.  Defaults Upon Senior Securities                   14

   Item 6.  Exhibits and Reports on Form 8-K                  15

Signatures                                                    21

                                           Part I.  Financial Information

                                           Item 1A.  Financial Statements


USAir Group, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1995 and 1994 (unaudited)              (in thousands except per share amounts)
===========================================================================================================

                                                                           1995                    1994
                                                                           ----                    ----
Operating Revenues
  Passenger transportation                                              $1,586,384              $1,528,063
  Cargo and freight                                                         40,871                  41,992
  Other                                                                    136,083                 115,846
                                                                         ---------               ---------
    Total operating revenues                                             1,763,338               1,685,901

Operating Expenses
  Personnel costs                                                          723,998                 722,962
  Aviation fuel                                                            162,217                 162,472
  Commissions                                                              142,672                 141,099
  Other rent and landing fees                                              105,677                 112,162
  Aircraft rent                                                            109,701                 114,036
  Aircraft maintenance                                                      87,661                 105,518
  Depreciation and amortization                                             87,714                  85,930
  Other, net                                                               385,694                 381,710
                                                                         ---------               ---------
    Total operating expenses                                             1,805,334               1,825,889
                                                                         ---------               ---------

Operating income (loss)                                                    (41,996)               (139,988)

Other Income (Expense)
  Interest income                                                            7,259                   4,249
  Interest expense                                                         (76,739)                (68,669)
  Interest capitalized                                                       4,165                   3,767
  Other, net                                                                10,428                   3,986
                                                                         ---------               ---------
    Other income (expense), net                                            (54,887)                (56,667)
                                                                         ---------               ---------
Income (loss) before taxes                                                 (96,883)               (196,655)

Income tax provision (credit)                                                    -                       -
                                                                         ---------               ---------
Net income (loss)                                                          (96,883)               (196,655)

Preferred dividend requirement                                             (20,583)                (19,220)
                                                                         ---------               ---------

Net income (loss) applicable to common stockholders                     $ (117,466)             $ (215,875)
                                                                         =========               =========

Income (loss) per common share                                          $    (1.91)             $    (3.64)
                                                                         =========               =========

Shares used for computation (000)                                           61,627                  59,274


See accompanying Notes to condensed consolidated financial statements.

USAir Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 1995 (unaudited) and December 31, 1994           (dollars in thousands except per share amounts)
==========================================================================================================
                                                                         March 31,             December 31,
                                                                           1995                    1994
                             ASSETS                                      ---------             ------------
Current Assets
  Cash and cash equivalents                                             $  416,634              $  429,538
  Short-term investments                                                    22,469                  22,133
  Receivables, net                                                         444,471                 324,539
  Materials and supplies, net                                              249,801                 258,664
  Prepaid expenses and other                                               103,918                  81,642
                                                                         ---------               ---------
     Total current assets                                                1,237,293               1,116,516
Property and Equipment
  Flight equipment                                                       5,305,719               5,162,599
  Ground property and equipment                                          1,061,906               1,059,027
  Less accumulated depreciation and amortization                        (2,144,633)             (2,085,499)
                                                                         ---------               ---------
                                                                         4,222,992               4,136,127
  Purchase deposits                                                        137,097                 195,701
                                                                         ---------               ---------
    Property and equipment, net                                          4,360,089               4,331,828
Other Assets
  Goodwill, net                                                            522,601                 526,615
  Other intangibles, net                                                   315,221                 319,711
  Other assets, net                                                        514,650                 513,372
                                                                         ---------               ---------
   Total other assets                                                    1,352,472               1,359,698
                                                                         ---------               ---------
                                                                        $6,949,854              $6,808,042
                                                                         =========               =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                                  $  137,734              $   85,538
  Accounts payable                                                         405,822                 318,323
  Traffic balances payable and unused tickets                              718,186                 568,215
  Accrued expenses                                                       1,195,607               1,287,977
                                                                         ---------               ---------
   Total current liabilities                                             2,457,349               2,260,053
Long-Term Debt, Net of Current Maturities                                2,927,841               2,895,378
Deferred Credits and Other Liabilities
  Deferred gains, net                                                      408,024                 413,961
  Postretirement benefits other than pensions, non-current                 976,375                 958,956
  Non-current benefit liabilities and other                                408,862                 417,878
                                                                         ---------               ---------
    Total deferred credits and other liabilities                         1,793,261               1,790,795
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series A, 358,000 shares issued, no par value
  (redemption value of $383,668 at March 31, 1995)                         358,000                 358,000
  Series F, 30,000 shares issued, no par value
  (redemption value of $312,404 at March 31, 1995)                         300,000                 300,000
  Series T, 10,000 shares issued, no par value
  (redemption value of $104,363 at March 31, 1995)                         100,719                 100,719
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock, no par value,
    4,263,000 depositary shares issued (liquidation preference
    of $224,810 at March 31, 1995)                                         213,153                 213,153
  Common stock, par value $1 per share, authorized 150,000,000
    shares, issued 62,082,000 and 61,088,000 shares, respectively           62,082                  61,088
  Paid-in capital                                                        1,348,880               1,344,336
  Retained earnings (deficit)                                           (2,514,381)             (2,417,498)
  Deferred compensation                                                    (90,033)                (90,965)
  Adjustment for minimum pension liability                                  (7,017)                 (7,017)
                                                                         ---------               ---------
    Total stockholders' equity (deficit)                                  (987,316)               (896,903)
                                                                         ---------               ---------
                                                                         $6,949,854             $6,808,042
                                                                          =========              =========
See accompanying Notes to condensed consolidated financial statements.

USAir Group, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1995 and 1994 (unaudited)                                      (in thousands)
==========================================================================================================
                                                                           1995                    1994
                                                                           ----                    ----
(s>
Cash and cash equivalents beginning of period                           $ 429,538               $ 368,347

Cash flows from operating activities
  Net income (loss)                                                       (96,883)               (196,655)
  Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
    Depreciation and amortization                                          87,714                  85,930
    Loss (gain) on disposition of property                                 (1,558)                  1,125
    Other                                                                  (9,063)                 (9,963)
    Changes in certain assets and liabilities
      Decrease (increase) in receivables                                 (119,932)               (145,200)
      Decrease (increase) in materials, supplies, prepaid
        expenses and intangible pension assets                            (11,879)                (21,726)
      Increase (decrease) in traffic balances payable and
        unused tickets                                                    149,971                 188,046
      Increase (decrease) in accounts payable and accrued expenses        (18,213)                 20,677
      Increase (decrease) in postretirement benefits other than
        pensions, non-current                                              17,174                  19,292
                                                                         --------                --------
          Net cash provided by (used for) operating activities             (2,669)                (58,474)

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                        (20,531)                (19,069)
  Additions to other property                                             (18,327)                (48,405)
  Proceeds from disposition of property                                    36,928                     713
  Change in short-term investments                                              -                       -
  Change in restricted cash and investments                                 2,565                   3,422
  Other                                                                       177                     279
                                                                         --------                --------
    Net cash provided by (used for) investing activities                      812                 (63,060)

Cash flows from financing activities
  Issuance of debt                                                              -                 172,156
  Reduction of debt                                                       (16,556)                (15,674)
  Issuance of common stock                                                  5,509                       -
  Sale of treasury stock                                                        -                   1,903
  Dividends paid                                                                -                 (19,198)
                                                                         --------                --------
    Net cash provided by (used for) financing activities                  (11,047)                139,187
                                                                         --------                --------
Net increase (decrease) in cash and cash equivalents                      (12,904)                 17,653
                                                                         --------                --------

Cash and cash equivalents end of period                                 $ 416,634               $ 386,000
                                                                         ========                ========
Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions, net                       $ 101,215               $  62,786
                                                                         ========                ========

See accompanying Notes to condensed consolidated financial statements.

                        USAir Group, Inc.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)



(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of USAir Group, Inc. ("USAir Group" or the "Company") and its wholly-owned subsidiaries USAir, Inc. ("USAir"), Piedmont Airlines, Inc., Jetstream International Airlines, Inc., Allegheny Airlines, Inc. (formerly Pennsylvania Commuter Airlines, Inc.), USAir Leasing and Services, Inc., USAir Fuel Corporation and Material Services Company, Inc.

     Management believes that all adjustments necessary for a fair statement of results have been included in the condensed consoli-dated financial statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transac-tions have been eliminated. Certain 1994 amounts have been reclassified to conform with 1995 classifications.

     These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


(2)  Cash and Cash Equivalents and Short-Term Investments

     At March 31, 1995, Cash and Cash Equivalents and Short-Term Investments included approximately $30 million net proceeds from aircraft sales in 1995 and approximately $27 million net proceeds from the sale of certain aircraft and assets to Mesa Air Group, Inc. (formerly Mesa Airlines, Inc.) in 1994 which the Company is required to use to repurchase, defease or redeem outstanding debt pursuant to a resolution of its board of directors.

                                    Part I.  Financial Information

                                    Item 1B.  Financial Statements


USAir, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1995 and 1994 (unaudited)                                       (in thousands)
===========================================================================================================

                                                                          1995                     1994
                                                                          ----                     ----
Operating Revenues
  Passenger transportation                                              $1,486,590              $1,427,676
  Cargo and freight                                                         40,071                  41,230
  Other                                                                    137,829                 120,331
                                                                         ---------               ---------
    Total operating revenues                                             1,664,490               1,589,237

Operating Expenses
  Personnel costs                                                          693,564                 688,202
  Aviation fuel                                                            155,637                 155,474
  Commissions                                                              134,924                 133,239
  Other rent and landing fees                                              102,004                 108,848
  Aircraft rent                                                            100,831                 102,898
  Aircraft maintenance                                                      74,927                  89,029
  Depreciation and amortization                                             83,659                  79,841
  Other, net                                                               369,248                 366,928
                                                                         ---------               ---------
    Total operating expenses                                             1,714,794               1,724,459
                                                                         ---------               ---------
Operating income (loss)                                                    (50,304)               (135,222)

Other Income (Expense)
  Interest income                                                            7,154                   4,402
  Interest expense                                                         (73,105)                (68,131)
  Interest capitalized                                                       4,165                   3,767
  Other, net                                                                10,266                   5,132
                                                                         ---------               ---------
    Other income (expense), net                                            (51,520)                (54,830)
                                                                         ---------               ---------
Income (loss) before taxes                                                (101,824)               (190,052)

Income tax provision (credit)                                                    -                       -
                                                                         ---------               ---------
Net income (loss)                                                       $ (101,824)             $ (190,052)
                                                                         =========               =========


See accompanying Notes to condensed consolidated financial statements.

USAir, Inc.
Condensed Consolidated Balance Sheets
March 31, 1995 (unaudited) and December 31, 1994             (dollars in thousands except per share amount)
===========================================================================================================
                                                                         March 31,             December 31,
                                                                           1995                    1994
                                                                         ---------             ------------
                      ASSETS
Current Assets
  Cash and cash equivalents                                             $  415,858              $  428,925
  Short-term investments                                                    22,469                  22,133
  Receivables, net                                                         445,774                 326,012
  Materials and supplies, net                                              231,112                 238,481
  Prepaid expenses and other                                                99,689                  77,111
                                                                         ---------               ---------
     Total current assets                                                1,214,902               1,092,662

Property and Equipment
  Flight equipment                                                       5,056,425               4,914,776
  Ground property and equipment                                          1,043,004               1,040,329
  Less accumulated depreciation and amortization                        (2,061,677)             (2,006,041)
                                                                         ---------               ---------
                                                                         4,037,752               3,949,064
  Purchase deposits                                                        137,097                 195,701
                                                                         ---------               ---------
    Property and equipment, net                                          4,174,849               4,144,765

Other Assets
  Goodwill, net                                                            522,601                 526,615
  Other intangibles, net                                                   315,033                 319,229
  Other assets, net                                                        592,869                 592,689
                                                                         ---------               ---------
   Total other assets                                                    1,430,503               1,438,533
                                                                         ---------               ---------
                                                                        $6,820,254              $6,675,960
                                                                         =========               =========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt                                  $  133,217              $   80,714
  Accounts payable                                                         395,689                 305,719
  Payable to parent company                                                 76,502                  85,175
  Traffic balances payable and unused tickets                              752,647                 591,154
  Accrued expenses                                                       1,170,915               1,255,098
                                                                         ---------               ---------
     Total current liabilities                                           2,528,970               2,317,860

Long-Term Debt, Net of Current Maturities                                2,882,960               2,849,488

Deferred Credits and Other Liabilities
  Deferred gains, net                                                      402,503                 409,091
  Postretirement benefits other than pensions, non-current                 975,880                 958,706
  Non-current benefit liabilities and other                                404,950                 414,000
                                                                         ---------               ---------
    Total deferred credits and other liabilities                         1,783,333               1,781,797

Commitments and Contingencies

Stockholder's Equity (Deficit)
  Common stock, par value $1 per share, authorized 1,000
    shares, issued and outstanding 1,000 shares                                  1                       1
  Paid-in capital                                                        2,416,131               2,416,131
  Retained earnings (deficit)                                           (2,784,124)             (2,682,300)
  Adjustment for minimum pension liability                                  (7,017)                 (7,017)
                                                                         ---------               ---------
    Total stockholder's equity (deficit)                                  (375,009)               (273,185)
                                                                         ---------               ---------
                                                                        $6,820,254              $6,675,960
                                                                         =========               =========
See accompanying Notes to condensed consolidated financial statements.

USAir, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1995 and 1994 (unaudited)                                      (in thousands)
==========================================================================================================
                                                                           1995                     1994
                                                                           ----                     ----
Cash and cash equivalents beginning of period                           $ 428,925                $ 367,835

Cash flows from operating activities
  Net income (loss)                                                      (101,824)                (190,052)
  Adjustments to reconcile net income (loss) to cash
   provided by (used for) operating activities
     Depreciation and amortization                                         83,659                   79,841
     Loss (gain) on disposition of property                                (1,329)                   1,156
     Other                                                                 (8,464)                  (9,326)
     Changes in certain assets and liabilities
       Decrease (increase) in receivables                                (119,762)                (181,275)
       Decrease (increase) in materials, supplies, prepaid
         expenses and intangible pension assets                           (13,675)                 (23,380)
       Increase (decrease) in traffic balances payable and
         unused tickets                                                   161,493                  191,891
       Increase (decrease) in accounts payable and accrued
         expenses                                                         (16,590)                  33,418
       Increase (decrease) in postretirement benefits other
         than pensions, non-current                                        17,174                   19,292
                                                                         --------                 --------
           Net cash provided by (used for) operating activities               682                  (78,435)

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                        (20,531)                 (19,069)
  Additions to other property                                             (17,337)                 (46,494)
  Proceeds from disposition of property                                    36,617                      659
  Change in short-term investments                                              -                        -
  Change in restricted cash and investments                                 2,565                    3,422
  Other                                                                       177                      279
                                                                         --------                 --------
    Net cash provided by (used for) investing activities                    1,491                  (61,203)

Cash flows from financing activities
  Issuance of debt                                                              -                  172,156
  Reduction of debt                                                       (15,240)                 (14,996)
                                                                         --------                 --------
    Net cash provided by (used for) financing activities                  (15,240)                 157,160
                                                                         --------                 --------
Net increase (decrease) in cash and cash equivalents                      (13,067)                  17,522
                                                                         --------                 --------
Cash and cash equivalents end of period                                 $ 415,858                $ 385,357
                                                                         ========                 ========

Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions, net                       $ 101,215                $  62,786
                                                                         ========                 ========
  Other property acquisitions - transfer from affiliated company        $       -                $   7,925
                                                                         ========                 ========

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

     Management believes that all adjustments necessary for a fair statement of results have been included in the condensed consoli-dated financial statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transac-tions have been eliminated. Certain 1994 amounts have been reclassified to conform with 1995 classifications.

     These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in USAir's Annual Report on Form
10-K for the year ended December 31, 1994.

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

     The Company continued its efforts during the first quarter of 1995 to restructure its costs. It continued to negotiate with the leadership of USAir's unionized employees regarding the $500 million annual savings in personnel costs it desires to achieve through wage and benefit reductions, improved productivity and other cost savings. On March 29, 1995, the Company and the negotiating committee of the Air Line Pilots Association ("ALPA") Master Executive Council signed an agreement in principle on wage and other concessions in exchange for financial returns and governance participation for USAir's organized labor groups and other employees. ALPA represents USAir's pilots and the Master Executive Council is ALPA's governing body. The agreement in principle is subject to many significant conditions, including, without limitation, approval by the USAir pilot Master Executive Council, ratification by the pilots, negotiation and ratification of acceptable agreements between USAir and its three other organized labor groups, either the restructuring of the terms of USAir Group's publicly held $437.50 Series B Cumulative Convertible Preferred Stock, without par value (the "Series B Preferred Stock"), or the continued deferral of dividends on this stock, approval of the boards of directors of the Company and USAir and the shareholders of the Company, and the execution of definitive documentation. Various parties who would be affected by the agreement in principle have expressed their unwillingness to accept, or reservations about, certain terms of the tentative agreement currently under discussion. Negotiations with respect to this agreement are continuing.

     On May 3, 1995, USAir Group and the International Association of Machinists (the "IAM") reached agreements in principle on wage and other concessions covering two groups of employees in exchange for financial returns and governance participation. The IAM represents USAir's approximately 8,000 mechanical and related employees and USAir's approximately 6,500 fleet service employees. The agreement covering the fleet service employees is the initial agreement negotiated for this recently organized group of employ-ees. The agreement involving the mechanical and related employees modifies and extends the existing contract. The agreements in principle are subject to many conditions similar to those affecting the agreement in principle with the negotiating committee of the ALPA Master Executive Council.

     USAir continues to negotiate with representatives of its two other unions, the Association of Flight Attendants and the Transport Workers Union. Significant issues related to the agreements in principle with ALPA and the IAM and to possible agreements with the other unions remain unresolved. It is uncertain whether USAir will be successful in reaching agreements with its other unions and whether or when any transactions with ALPA, the IAM or the other unions will be consummated or what the terms of any such transactions might be.

     USAir has undertaken various initiatives which are expected to result in at least $250 million to $300 million of savings during 1995 from otherwise expected levels. In addition, USAir plans to cut capacity throughout its system by approximately five percent during the spring of 1995 and emphasize the strengths of its hubs in Pittsburgh, Charlotte, Philadelphia and Baltimore, as well as other major east coast urban centers. USAir expects that this capacity reduction program will result in an additional $100 million of annual financial benefits which the Company will begin to realize during the second half of 1995. In addition, the Company is evaluating and considering the risks associated with various strategic options, including further downsizing.

     The recent "open skies" accord between the United States and Canada provides that U.S. airlines will have limited new route rights to Toronto for three years and open skies thereafter. Pursuant to this aviation agreement, on May 1, 1995, the U.S. Department of Transportation (the "DOT") granted to USAir the temporary exemption authority to begin twice-daily roundtrip nonstop service between Washington National Airport and Toronto once a Canadian carrier enters that market. Air Canada plans to initiate service on that route beginning June 19. USAir's authority will be effective pending the DOT's determination in a route proceeding (already instituted by the DOT) which U.S. carrier will receive the final certification to operate the route.


Results of Operations

     The Company recorded a net loss of $96.9 million in the first quarter of 1995 compared with a net loss of $196.7 million in the first quarter of 1994. This $99.8 million (50.7%) improvement is primarily the result of increased revenue in the first quarter of 1995. The Company estimates that its revenue was adversely affected by approximately $50 million in the first quarter of 1994 as a result of severe winter weather in the northeast United States. The Company's improved results in the first quarter of 1995 reflect the relatively mild winter weather in 1995 as well as the continued trend towards a more favorable balance between capacity and demand in the domestic airline industry.
                              10

     Operating Revenue - The Company's Passenger Transportation Revenue increased $58.3 million (3.8%) as a result of USAir's $58.9 million (4.1%) increase. USAir's passenger traffic, measured by revenue passenger miles ("RPMs"), increased 8.2% over 1994 levels largely due to improved weather conditions, and its yield (revenue per RPM) decreased by 3.8% as a result of reduced fare levels in response to low cost, low fare competition. USAir expects that its yield for the year 1995 will be flat to slightly up over the 1994 level. USAir's capacity, measured by available seat miles ("ASMs"), increased by 7.0% and its capacity utilization (load factor) increased by 0.7 percentage points over the first quarter of 1994. The capacity increase is also largely influenced by the improved weather conditions because a large number of flights were canceled in 1994. The Company's Other Revenue improved by $20.2 million (17.5%) largely due to USAir's $17.5 million (14.5%) improvement which includes an increase in frequent traveler program participant fees and revenue from aircraft lease arrangements.

     Expense - The Company's Aviation Fuel expense was approxi-mately the same for the first quarter of 1995 as compared with the first quarter of 1994. The cost of fuel per gallon decreased by 4.5% to 52.06 cents, but consumption increased by 4.9% to 299 million gallons. Jet fuel prices are subject to market changes in response to the pricing of crude oil and the demand for other refined petroleum products. Other Rent and Landing Fees expense decreased $6.5 million (5.8%) as a result of USAir's $6.8 million (6.3%) improvement which is the result of the timing of credits received from certain large airport facilities which experienced lower costs than expected in prior periods. Aircraft Maintenance expense decreased $17.9 million (16.9%) as a result of USAir's $14.1 million (15.8%) improvement and a $3.8 million improvement at the Company's regional airline subsidiaries. USAir's improvement is largely due to the reengineering of its maintenance division and certain physical inventory expense adjustments which were recorded in the first quarter of 1994. The Company's and USAir's Interest Income improved by $3.0 million (70.8%) and $2.8 million (62.5%), respectively, as a result of higher interest rates and higher average cash levels in the first quarter of 1995. The Company's Interest Expense increased $8.1 million (11.8%) as a result of increased levels of debt at USAir and one of the Company's wholly-owned regional airlines. The Company's Other, net is $6.4 million better than 1994, primarily due to USAir's $5.1 million improve-ment. USAir recorded improved results related to its computer reservation system investments and a small gain on the sale of excess aircraft parts in the first quarter of 1995.


Liquidity and Capital Resources

     Cash used by operations was $2.7 million in the first quarter of 1995. At March 31, 1995, cash and cash equivalents totaled $416.6 million and short-term investments totaled $22.5 million, including approximately $30 million net proceeds from aircraft sales in 1995 and approximately $27 million net proceeds from the sale of certain aircraft and assets to Mesa Air Group, Inc. (formerly Mesa Airlines, Inc.) in 1994 which the Company is required to use to repurchase, defease or redeem outstanding debt pursuant to a resolution of its board of directors. In addition, USAir had $158.7 million which was deposited in trust accounts to collateralize letters of credit or workers compensation policies and classified as "Other Assets" at March 31, 1995.

     Based on current projections, the Company expects to satisfy its liquidity requirements for the remainder of 1995 through a combination of cash from operations, cash on hand, and committed aircraft financing. The Company currently expects that it will have at least $400 million in unrestricted cash at year-end, barring unforeseen circumstances. However, due to the coincidence of certain scheduled semiannual, quarterly and monthly debt and lease payments, substantial scheduled payments of approximately $160 million are due in the month of January 1996. Depending on market, economic and other factors, the Company's expectations of liquidity are subject to change. In addition, the Company has entered into agreements to sell 13 Boeing 737-300 aircraft during 1995 and has completed the sale of two of these aircraft during the first quarter. Net proceeds from the remaining aircraft sales are expected to total approximately $165 million. Pursuant to resolutions of the boards of directors of the Company and USAir, these net proceeds must be used to repurchase, defease or redeem outstanding debt.

     The Company and USAir are highly leveraged. In order to meet debt service, lease rental payments and other obligations and to finance daily operations, the Company and USAir require substantial liquidity and working capital. In view of the Company's limited liquidity and in relation to the size of USAir's operations and its associated obligations, developments may occur that are beyond the control of the Company and USAir which could have a material adverse effect on the Company's prospects, liquidity and financial condition, including intensified fare wars, substantial increases in jet fuel prices, adverse weather conditions, negative public perception regarding safety, and further incursions by low cost, low fare carriers in USAir's markets. As discussed above, USAir has implemented significant cost saving measures and is seeking, in discussions with the leadership of its unionized employees, substantial wage reductions, improved productivity and other cost savings. Although the Company has reached agreements in principle with ALPA and the IAM, these tentative agreements are subject to various significant conditions and important issues related to these agreements and possible agreements with the other unions remain unresolved. If unforeseen adverse developments occur or if timely agreements with the unions are not finalized and consummat-ed, the Company and USAir may pursue other restructuring alterna-tives.

     In February 1995, the National Transportation Safety Board (the "NTSB") proposed new requirements for U.S. commercial aircraft flight data recorders. The Federal Aviation Administration (the "FAA") is expected to publish, by the end of May 1995, a Notice of Proposed Rulemaking to require updated flight data recorders. The NTSB's proposed minimum requirements would have to be met by January 1, 1998 for most aircraft and would affect two-thirds of the U.S. fleet. The proposal would require that upgrades on Boeing 737-series aircraft be completed by the end of 1995. USAir currently estimates that its costs to comply with the proposed requirement would be approximately $100 million. However, the timing of expenditures and ultimate cost of the program cannot be determined until the FAA completes its rulemaking.

     Investing activities during the first quarter of 1995 included cash inflow of $36.9 million from disposition of assets (primarily from two Boeing 737-300 aircraft which were sold), offset by a $38.9 million cash outflow for the acquisition of assets ($20.5 million cash payments related to new aircraft and $18.4 million payments related to the purchase of rotables, hush kits, and various ground support equipment). Net cash used by financing activities was $11.0 million, which includes $16.6 million of scheduled debt payments, offset by $5.5 million proceeds from the sale of the Company's common stock to an employee benefit plan stock fund. In addition, the Company incurred debt of $101.2 million associated with the delivery of four new Boeing 757-200 aircraft and scheduled aircraft progress payments for future deliveries during the first quarter of 1995. The $101.2 million is reflected as non-cash activity in USAir Group's Condensed Consoli-dated Statement of Cash Flows found in Item 1A of this report because USAir incurred the related debt upon delivery of the aircraft or payment of the progress payments. USAir has committed financing for the remainder of its 1995 scheduled aircraft deliveries.

     At March 31, 1995, USAir Group's ratio of current assets to current liabilities was 0.50 to 1 and the debt component of USAir
Group's capitalization structure was greater than 100% (also greater than 100% if the three series of redeemable preferred stock are considered to be debt) due to a net capital deficiency.


                    Part II.  Other Information

Item 1.  Legal Proceedings

     On October 11, 1994, USAir, seven other carriers and Airline Tariff Publishing Company ("APTCo") entered into a settlement agreement with a group of State Attorneys General resolving claims that the airlines used APTCo to signal and communicate carrier pricing intentions and otherwise level price competition for travel to and from numerous hub airports. The settlement entitles passengers traveling within the United States on state government business to a 10% discount off the published fares of each of the settling carriers and will be available for 18 months or until the combined discount amount reaches $40 million. On May 10, 1995, a U.S. federal district court judge approved the settlement. The Company does not expect that this settlement will have a material adverse effect on its financial condition or results of operations. It is difficult to predict the amount of discounted state travel that will occur on USAir. Thus, a dollar impact of the settlement cannot be estimated.

     In January 1995, a member of USAir's Frequent Traveler
Program ("FTP") filed a class action lawsuit in Illinois state court against USAir alleging breach of contract relating to changes made to USAir's FTP effective December 31, 1989. USAir was served with notice of this lawsuit in May 1995. The lawsuit seeks unspecified damages and an injunction against the objectionable changes to USAir's FTP and any subsequent retroactive changes to the FTP. USAir denies the allegations made in the lawsuit and intends to vigorously defend itself. The ultimate resolution of this lawsuit and its potential impact on the Company's financial condition and results of operations cannot be predicted at this time.

     In May 1995, a number of U.S. air carriers, including USAir, received Civil Investigative Demands ("CIDs") from the U.S. Department of Justice relating to its investigation of a possible agreement among these carriers to implement a cap on travel agent commissions in February 1995. (A CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action.) The CID received by USAir seeks the production of transcripts of depositions of any USAir employees taken in connection with the private litigation relating to the commission caps, together with annexed exhibits.

     For information on certain additional pending legal proceed-ings see Part I. Item 3. - "Legal Proceedings" in the combined
Annual Report of USAir Group and USAir on Form 10-K for the year ended December 31, 1994.

Item 3.  Defaults Upon Senior Securities

     The Company is currently in a capital deficit position and therefore, under Delaware law, is legally restricted from paying dividends until its capital surplus becomes positive. The Company deferred quarterly dividend payments on all outstanding series of its preferred stock beginning with payments due September 30, 1994. The outstanding issues of preferred stock are: 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") owned by affiliates of Berkshire Hathaway, Inc.; Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock") and Series T Cumulative Convertible Exchangeable
                              14

Senior Preferred Stock ("Series T Preferred Stock") owned by an affiliate of British Airways Plc; and Series B Cumulative Convert-ible Preferred Stock ("Series B Preferred Stock") which is publicly held.

     The redemption value of the Series A Preferred Stock at March 31, 1995 is $383.7 million (face amount of $358.0 million plus deferred dividends and interest thereon of $25.7 million).
The redemption values of the Series F and T Preferred Stock at March 31, 1995 are $312.4 million (face amount of $300.0 million plus deferred dividends and interest thereon of $12.4 million) and $104.4 million (face amount of $100.7 million plus deferred dividends and interest thereon of $3.7 million), respectively. The liquidation preference of the Series B Preferred Stock is $224.8 million (face amount of $213.2 million plus deferred dividends of $11.6 million) at March 31, 1995. There can be no assurance when or if preferred dividend payments will resume.

Item 6.   Exhibits and Reports on Form 8-K

A.   Exhibits

Designation                     Description

   3.1 Restated Certificate of Incorporation of USAir Group (incorporated by reference to Exhibit 3.1 to USAir Group's Registration Statement on Form 8-B dated January 27, 1983), including the Certificate of Amend-ment dated May 13, 1987 (incorporated by reference to
           Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended March 31,
           1987), the Certificate of Increase dated June 30, 1987 (incorporated by reference to Exhibit 3 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987), the Certificate of Increase dated October 16, 1987 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987), the Certificate of Increase dated August 7, 1989 (incorporated by reference to Exhibit
           3.1 to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989), the Certificate of Increase dated April 9, 1992 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
           1992), the Certificate of Increase dated January 21, 1993 (incorporated by reference to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1992), and the Certificate of Amendment dated May 26, 1993 (incorporated by reference to Appendix II to USAir Group's Proxy Statement dated April 26, 1993).
                              15

   3.2     By-Laws of USAir Group (incorporated by reference to
           Exhibit 3.2 of USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1994).

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

   3.5     By-Laws of USAir (incorporated by reference to Exhibit
           3.5 of USAir Group's and USAir's Annual Report on Form
           10-K for the year ended December 31, 1994).

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

   4.5 Certificate of Designation of Series F Cumulative Convertible Senior Preferred Stock of USAir Group (incorporated by reference to Exhibit 28.2 to USAir Group's Current Report on Form 8-K dated January 21,
           1993).

   4.6 Form of Certificate of Designation of Series T-_ Cumulative Exchangeable Convertible Senior Preferred Stock of USAir Group (incorporated by reference to Appendix VII to USAir Group's Proxy Statement dated April 26, 1993). Neither USAir Group nor USAir is
                              16
           filing any instrument (with the exception of holders of exhibits 10.1(a-c)) defining the rights of holders of long-term debt because the total amount of securities authorized under each such instrument does not exceed ten percent of the total assets of USAir. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

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

   10.6 USAir, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.6 to
           USAir Group's and USAir's Annual Report on Form 10-K
           for the year ended December 31, 1994).
                              17

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

  10.9 USAir Group's 1992 Stock Option Plan (incorporated by reference to Exhibit A to USAir Group's Proxy Statement dated March 30, 1992).

  10.10 Employment Agreement between USAir and its Chief Execu-tive Officer (incorporated by reference to Exhibit
           10.10 to USAir Group's and USAir's Annual Report on
           Form 10-K for the year ended December 31, 1994).

  10.11 Employment Agreement between USAir and its President and Chief Operating Officer (incorporated by reference to Exhibit 10.11 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
           1994).

  10.12 Employment Agreement between USAir and its Executive Vice President-Marketing (incorporated by reference to Exhibit 10.12 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
           1994).

  10.13 Employment Agreement between USAir and its Executive Vice President and General Counsel (incorporated by reference to Exhibit 10.13 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended Decem-ber 31, 1994).

  10.14 Employment Agreement between USAir and its Senior Vice President-Human Resources (incorporated by reference to Exhibit 10.14 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
           1994).

  10.15(a) Agreement between USAir and its President and Chief
           Operating Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.15(a) to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1994).


  10.15(b) Agreement between USAir and its Executive Vice Presi-
           dent-Marketing providing supplemental retirement
           benefits (incorporated by reference to Exhibit 10.15(b)
                              18
           to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1994).

  10.15(c) Agreement between USAir and its Executive Vice Presi-dent and General Counsel providing supplemental retire-ment benefits (incorporated by reference to Exhibit 10.15(c) to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1994).


  10.15(d) Agreement between USAir and its Senior Vice President-
           Human Resources providing supplemental retirement benefits (incorporated by reference to Exhibit 10.15(d) to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1994).

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

  10.17(a) Amendment dated as of February 21, 1994 to the Invest-ment Agreement dated as of January 21, 1993 between USAir Group and British Airways Plc (incorporated by reference to Exhibit 10.13(a) to USAir Group's Annual Report on Form 10-K for the year ended December 31,
           1993).

   11      Computation of Primary and Fully Diluted Earnings Per
           Share for the three months ended March 31, 1995 and 1994 for USAir Group, Inc.

   27(a)   Financial Data Schedule for USAir Group, Inc.

   27(b)   Financial Date Schedule for USAir, Inc.

   99 Airline Operating Statistics for the three months ended March 31, 1995 and 1994 for USAir, Inc.
                              19

B.   Reports on Form 8-K

       Date of Report                 Subject of Report

     January 27, 1995      Press Release dated January 27, 1995
                           of USAir Group, Inc. and USAir, Inc.
                           with consolidated statements of oper-
                           ations for each company for the year
                           ended December 31, 1994.

     April 13, 1995        The Company expects to end 1995 with
                           in excess of $400 million in cash,
                           barring unanticipated events.

     April 19, 1995        Press Release dated April 19, 1995 of
                           USAir Group, Inc. and USAir, Inc. with
                           consolidated statements of operations
                           for each company for the three month
                           period ended March 31, 1995.









              (this space intentionally left blank)
                              20

                            Signatures




   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        USAir Group, Inc.
                                         (Registrant)



Date:  May 12, 1995             By:    /s/ Ann Greer-Rector
                                    ---------------------------
                                         Ann Greer-Rector
                                    Vice President & Controller
                                   (Principal Accounting Officer)




                                          USAir, Inc.
                                         (Registrant)



Date:  May 12, 1995             By:    /s/ Ann Greer-Rector
                                    ---------------------------
                                         Ann Greer-Rector
                                    Vice President & Controller
                                   (Principal Accounting Officer)