Form 10-Q
period 1995-06-30
USAIR GROUP INC; USAIR INC
filed 1995-08-11
CIK 701345, 714560

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1995

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

     At July 31, 1995, there were outstanding approximately
62,472,000 shares of common stock of USAir Group, Inc. and 1,000 shares of common stock of USAir, Inc.

     The registrant USAir, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclo-sure format.

                        USAir Group, Inc.
                               and
                            USAir, Inc.

                  Quarterly Report on Form 10-Q

                         Table of Contents

Part I.  Financial Information                             Page

   Item 1A.  Financial Statements - USAir Group, Inc.

      Condensed Consolidated Statements of Operations
         - Three Months and Six Months Ended June 30,
           1995 and 1994                                     1

      Condensed Consolidated Balance Sheets
         - June 30, 1995 and December 31, 1994               2

      Condensed Consolidated Statements of Cash Flows
         - Six Months Ended June 30, 1995 and 1994           3

      Notes to Condensed Consolidated Financial
           Statements                                        4

   Item 1B.  Financial Statements - USAir, Inc.

      Condensed Consolidated Statements of Operations
         - Three Months and Six Months Ended June 30,
           1995 and 1994                                     7

      Condensed Consolidated Balance Sheets
         - June 30, 1995 and December 31, 1994               8

      Condensed Consolidated Statements of Cash Flows
         - Six Months Ended June 30, 1995 and 1994           9

      Notes to Condensed Consolidated Financial
           Statements                                       10

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      11

Part II.  Other Information

   Item 1.  Legal Proceedings                               18

   Item 3.  Defaults Upon Senior Securities                 19

   Item 6.  Exhibits and Reports on Form 8-K                19

Signatures                                                  25

                                         Part I.  Financial Information

                                         Item 1A.  Financial Statements



USAir Group, Inc.
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 1995 and 1994 (Unaudited) (in thousands except per share amounts)
============================================================================================================

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                              ---------------------------       ---------------------------
                                                 1995             1994             1995             1994
                                                 ----             ----             ----             ----
Operating Revenues
   Passenger transportation                   $1,804,231       $1,718,379       $3,390,616       $3,246,442
   Cargo and freight                              39,546           42,108           80,417           84,100
   Other                                         139,276          119,064          275,357          234,910
                                               ---------        ---------        ---------        ---------
      Total operating revenues                 1,983,053        1,879,551        3,746,390        3,565,452

Operating Expenses
   Personnel costs                               724,923          727,612        1,448,921        1,450,574
   Aviation fuel                                 161,226          162,210          323,443          324,682
   Commissions                                   153,150          162,902          295,822          304,001
   Aircraft rent                                 111,319          111,654          221,020          225,690
   Other rent and landing fees                    99,521          102,265          205,198          214,427
   Aircraft maintenance                           93,980           91,388          181,641          196,906
   Depreciation and amortization                  88,352           87,324          176,065          173,254
   Other, net                                    387,468          360,085          773,163          741,795
                                               ---------        ---------        ---------        ---------
      Total operating expenses                 1,819,939        1,805,440        3,625,273        3,631,329
                                               ---------        ---------        ---------        ---------
      Operating income (loss)                    163,114           74,111          121,117          (65,877)

Other Income (Expense)
   Interest income                                11,732            6,362           18,991           10,611
   Interest expense                              (76,717)         (70,311)        (153,455)        (138,980)
   Interest capitalized                            2,807              307            6,972            4,074
   Other, net                                     11,924            3,344           22,351            7,330
                                               ---------        ---------        ---------        ---------
      Other income (expense), net                (50,254)         (60,298)        (105,141)        (116,965)
                                               ---------        ---------        ---------        ---------
Income (loss) before taxes                       112,860           13,813           15,976         (182,842)

Income tax provision (credit)                          -                -                -                -
                                               ---------        ---------        ---------        ---------
Net income (loss)                                112,860           13,813           15,976         (182,842)
                                               ---------        ---------        ---------        ---------

Preferred dividend requirement                   (21,046)         (19,335)         (41,629)         (38,555)
                                               ---------        ---------        ---------        ---------
Income (loss) applicable to
   common stockholders                        $   91,814       $   (5,522)      $  (25,653)      $ (221,397)
                                               =========        =========        =========        =========


Income (loss) per common share
   Primary                                    $     1.47       $    (0.09)      $    (0.41)      $    (3.72)
   Fully diluted                              $     1.11              N/A              N/A              N/A

Shares used for computation (000)
   Primary                                        62,387           59,616           61,976           59,446
   Fully diluted                                 101,615              N/A              N/A              N/A

See accompanying Notes to condensed consolidated financial statements.

USAir Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 1995 (unaudited) and December 31, 1994              (dollars in thousands except per share amounts)
============================================================================================================
                                                                         June 30,               December 31,
                                                                           1995                    1994
                             ASSETS                                      ---------             ------------
Current Assets
  Cash and cash equivalents                                             $  758,361              $  429,538
  Short-term investments                                                         -                  22,133
  Receivables, net                                                         432,471                 324,539
  Materials and supplies, net                                              252,557                 258,664
  Prepaid expenses and other                                               101,699                  81,642
                                                                         ---------               ---------
     Total current assets                                                1,545,088               1,116,516
Property and Equipment
  Flight equipment                                                       5,293,390               5,162,599
  Ground property and equipment                                          1,058,319               1,059,027
  Less accumulated depreciation and amortization                        (2,181,675)             (2,085,499)
                                                                         ---------               ---------
                                                                         4,170,034               4,136,127
  Purchase deposits                                                         36,771                 195,701
                                                                         ---------               ---------
    Property and equipment, net                                          4,206,805               4,331,828
Other Assets
  Goodwill, net                                                            518,589                 526,615
  Other intangibles, net                                                   309,146                 319,711
  Other assets, net                                                        522,765                 513,372
                                                                         ---------               ---------
   Total other assets                                                    1,350,500               1,359,698
                                                                         ---------               ---------
                                                                        $7,102,393              $6,808,042
                                                                         =========               =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                                  $   79,581              $   85,538
  Accounts payable                                                         424,600                 318,323
  Traffic balances payable and unused tickets                              701,953                 568,215
  Accrued expenses                                                       1,285,994               1,287,977
                                                                         ---------               ---------
   Total current liabilities                                             2,492,128               2,260,053
Long-Term Debt, Net of Current Maturities                                2,875,195               2,895,378
Deferred Credits and Other Liabilities
  Deferred gains, net                                                      400,350                 413,961
  Postretirement benefits other than pensions, non-current                 993,290                 958,956
  Non-current benefit liabilities and other                                453,481                 417,878
                                                                         ---------               ---------
    Total deferred credits and other liabilities                         1,847,121               1,790,795
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series A, 358,000 shares issued, no par value
  (redemption value of $392,845 at June 30, 1995)                          358,000                 358,000
  Series F, 30,000 shares issued, no par value
  (redemption value of $317,871 at June 30, 1995)                          300,000                 300,000
  Series T, 10,000 shares issued, no par value
  (redemption value of $106,102 at June 30, 1995)                          100,719                 100,719
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock, no par value,
    4,263,000 depositary shares issued (liquidation preference
    of $229,473 at June 30, 1995)                                          213,153                 213,153
  Common stock, par value $1 per share, authorized 150,000,000
    shares, issued 62,472,000 shares and 61,088,000, respectively           62,472                  61,088
  Paid-in capital                                                        1,351,556               1,344,336
  Retained earnings (deficit)                                           (2,401,522)             (2,417,498)
  Deferred compensation                                                    (89,412)                (90,965)
  Adjustment for minimum pension liability                                  (7,017)                 (7,017)
                                                                         ---------               ---------
    Total stockholders' equity (deficit)                                  (870,770)               (896,903)
                                                                         ---------               ---------
                                                                        $7,102,393              $6,808,042
                                                                         =========               =========
See accompanying Notes to condensed consolidated financial statements.

                                                  2

USAir Group, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 1995 and 1994 (unaudited)                                         (in thousands)
==========================================================================================================


                                                                           1995                    1994
                                                                           ----                    ----
Cash and cash equivalents beginning of period                           $ 429,538               $ 368,347

Cash flows from operating activities
  Net income (loss)                                                        15,976                (182,842)
  Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
    Depreciation and amortization                                         176,065                 173,254
    Loss (gain) on disposition of property                                 (3,187)                  2,826
    Other                                                                 (16,001)                (16,913)
    Changes in certain assets and liabilities
      Decrease (increase) in receivables                                 (107,932)                (79,830)
      Decrease (increase) in materials, supplies, prepaid
        expenses and intangible pension assets                             (4,244)                (16,332)
      Increase (decrease) in traffic balances payable and
        unused tickets                                                    133,738                 116,219
      Increase (decrease) in accounts payable and accrued expenses        118,271                  97,298
      Increase (decrease) in postretirement benefits other than
        pensions, non-current                                              34,334                  36,839
                                                                         --------                --------
          Net cash provided by (used for) operating activities            347,020                 130,519

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                        (40,914)                 (9,866)
  Additions to other property                                             (32,742)                (67,962)
  Proceeds from disposition of property                                   120,294                   2,367
  Change in short-term investments                                         21,994                       -
  Change in restricted cash and investments                                 3,028                   6,086
  Other                                                                       367                     560
                                                                         --------                --------
          Net cash provided by (used for) investing activities             72,027                 (68,815)

Cash flows from financing activities
  Issuance of debt                                                              -                 172,156
  Reduction of debt                                                       (98,539)                (47,220)
  Issuance of common stock                                                  8,315                       -
  Sale of treasury stock                                                        -                   4,936
  Dividends paid                                                                -                 (38,460)
                                                                         --------                --------
          Net cash provided by (used for) financing activities            (90,224)                 91,412
                                                                         --------                --------
Net increase (decrease) in cash and cash equivalents                      328,823                 153,116
                                                                         --------                --------

Cash and cash equivalents end of period                                 $ 758,361               $ 521,463
                                                                         ========                ========
Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions, net                       $ 143,236               $ 101,420
                                                                         ========                ========
  Reduction of debt - aircraft purchase deposits                        $  70,837               $       -
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

(2)  Cash and Cash Equivalents and Short-Term Investments

     At June 30, 1995, Cash and Cash Equivalents included approxi-mately $83 million net proceeds from asset sales, approximately $76 million of which the Company is required to use to reduce outstand-ing debt pursuant to a resolution of its board of directors.

(3)  Aircraft Commitments

     In June 1995, the Company finalized its agreement with The Boeing Company ("Boeing") regarding the deferral of eight 757-200 aircraft from 1996 to 1998. As part of the agreement with Boeing, approximately $71 million of previously satisfied purchase deposits were rescheduled to become due in the future. The decrease in equipment deposits and the related long-term debt which financed the deposits is reflected in the Company's June 30, 1995 financial statements.

     The following table of USAir's new aircraft deliveries and scheduled payments at June 30, 1995 (including progress payments, payments at delivery, buyer-furnished equipment, spares and capitalized interest) reflects USAir's definitive agreement with Boeing discussed above:

                         Delivery Period - Firm Orders
           -----------------------------------------------------
            Remainder                            There-
              1995   1996   1997   1998   1999    after    Total
             ------  ----   ----   ----   ----   ------    -----
Boeing
 757-200         1      -      -      8      -        -        9
 737 Series      -      -      -      -      -       40       40
               ---    ---    ---    ---    ---    -----    -----
                 1      -      -      8      -       40       49
               ===    ===    ===    ===    ===    =====    =====
Payments
 (millions)   $ 30   $ 63   $ 74   $256   $  -   $1,855   $2,278
               ===    ===    ===    ===    ===    =====    =====

     In June 1995, USAir revised its commitment to purchase hush kits for a substantial portion of its 737-200 aircraft. The installation of the hush kits will bring these aircraft into compliance with Federal Aviation Administration ("FAA") Stage 3 noise level requirements. The projected payments associated with the purchase of the hush kits under the revised agreement are: $4 million - remainder of 1995; $29 million - 1996; $30 million - 1997; $30 million - 1998; $17 million - 1999.

(4)  Contingencies

     In May 1995, the Company, USAir and the Retirement Income
Plan for Pilots of USAir, Inc. (the "Pilots' Pension Plan") were sued in federal district court for the District of Columbia by 469 active and retired USAir pilots. The lawsuit alleges that USAir has breached its fiduciary duty under the Employee Retirement Income Security Act ("ERISA") and otherwise violated ERISA by erroneously calculating benefits under the Pilots' Pension Plan. The plaintiffs seek, among other things, an injunction restraining USAir and the Pilots' Pension Plan from allegedly improperly calculating benefits under the Pilots' Pension Plan and payments to plaintiffs of benefits allegedly improperly withheld in an amount alleged to be equal to approximately $70 million, plus interest. USAir believes that it has properly calculated benefits under the Pilots' Pension Plan and intends to vigorously defend itself against the allegations made in the lawsuit. Because this lawsuit is in the initial stages of litigation, USAir is unable to predict at this time its ultimate resolution or potential impact on the Company's pension liability or future funding requirements.

     In July 1995, USAir received a Civil Investigative Demand (a "CID") from the U.S. Department of Justice (the "DOJ") requiring USAir to produce certain information pertaining to what the DOJ called "possible predatory behavior" toward ValuJet Airlines and Nations Air Express in certain city pairs. USAir intends to comply with the requirements of the CID. USAir believes that its scheduling and pricing are legitimate competitive responses to these new entrants and that there is no basis in law or fact for a finding of predation. However, this matter is in the investigatory stage and therefore USAir is unable to predict at this time its ultimate resolution or potential impact on the Company's financial condition and results of operations.












                 (this space intentionally left blank)

                                         Part I.  Financial Information

                                         Item 1B.  Financial Statements






USAir, Inc.
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 1995 and 1994 (Unaudited)                          (in thousands)
============================================================================================================
                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                              ---------------------------       ---------------------------
                                                 1995             1994             1995             1994
                                                 ----             ----             ----             ----
Operating Revenues
   Passenger transportation                   $1,676,297       $1,596,769       $3,162,887       $3,024,445
   Cargo and freight                              38,664           41,242           78,735           82,472
   Other                                         137,498          125,482          275,327          245,813
                                               ---------        ---------        ---------        ---------
      Total operating revenues                 1,852,459        1,763,493        3,516,949        3,352,730

Operating Expenses
   Personnel costs                               692,339          693,413        1,385,903        1,381,615
   Aviation fuel                                 153,871          154,665          309,508          310,139
   Commissions                                   143,235          153,203          278,159          286,442
   Aircraft rent                                 101,374           99,934          202,205          202,832
   Other rent and landing fees                    95,714           98,573          197,718          207,421
   Aircraft maintenance                           81,264           76,486          156,191          165,515
   Depreciation and amortization                  84,491           81,214          168,150          161,055
   Other, net                                    365,452          346,023          734,700          712,951
                                               ---------        ---------        ---------        ---------
      Total operating expenses                 1,717,740        1,703,511        3,432,534        3,427,970
                                               ---------        ---------        ---------        ---------
      Operating income (loss)                    134,719           59,982           84,415          (75,240)

Other Income (Expense)
   Interest income                                11,619            6,707           18,774           11,109
   Interest expense                              (76,490)         (70,455)        (149,595)        (138,586)
   Interest capitalized                            2,807              307            6,972            4,074
   Other, net                                     11,991            4,830           22,256            9,962
                                               ---------        ---------        ---------        ---------
      Other income (expense), net                (50,073)         (58,611)        (101,593)        (113,441)
                                               ---------        ---------        ---------        ---------
Income (loss) before taxes                        84,646            1,371          (17,178)        (188,681)

Income tax provision (credit)                          -                -                -                -
                                               ---------        ---------        ---------        ---------
   Net income (loss)                          $   84,646       $    1,371       $  (17,178)      $ (188,681)
                                               =========        =========        =========        =========






See accompanying Notes to condensed consolidated financial statements.


USAir, Inc.
Condensed Consolidated Balance Sheets
June 30, 1995 (unaudited) and December 31, 1994              (dollars in thousands except per share amount)
===========================================================================================================
                                                                         June 30,              December 31,
                                                                           1995                    1994
                      ASSETS                                             ---------             ------------
Current Assets
  Cash and cash equivalents                                             $  756,635              $  428,925
  Short-term investments                                                         -                  22,133
  Receivables, net                                                         432,862                 326,012
  Materials and supplies, net                                              230,773                 238,481
  Prepaid expenses and other                                                91,058                  77,111
                                                                         ---------               ---------
     Total current assets                                                1,511,328               1,092,662

Property and Equipment
  Flight equipment                                                       5,054,512               4,914,776
  Ground property and equipment                                          1,039,226               1,040,329
  Less accumulated depreciation and amortization                        (2,103,569)             (2,006,041)
                                                                         ---------               ---------
                                                                         3,990,169               3,949,064
  Purchase deposits                                                         36,771                 195,701
                                                                         ---------               ---------
    Property and equipment, net                                          4,026,940               4,144,765

Other Assets
  Goodwill, net                                                            518,589                 526,615
  Other intangibles, net                                                   308,975                 319,229
  Other assets, net                                                        593,832                 592,689
                                                                         ---------               ---------
   Total other assets                                                    1,421,396               1,438,533
                                                                         ---------               ---------
                                                                        $6,959,664              $6,675,960
                                                                         =========               =========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt                                  $   75,335              $   80,714
  Accounts payable                                                         413,367                 305,719
  Payable to parent company                                                106,477                  85,175
  Traffic balances payable and unused tickets                              740,175                 591,154
  Accrued expenses                                                       1,248,522               1,255,098
                                                                         ---------               ---------
     Total current liabilities                                           2,583,876               2,317,860

Long-Term Debt, Net of Current Maturities                                2,831,383               2,849,488

Deferred Credits and Other Liabilities
  Deferred gains, net                                                      395,915                 409,091
  Postretirement benefits other than pensions, non-current                 993,040                 958,706
  Non-current benefit liabilities and other                                445,813                 414,000
                                                                         ---------               ---------
    Total deferred credits and other liabilities                         1,834,768               1,781,797

Commitments and Contingencies

Stockholder's Equity (Deficit)
  Common stock, par value $1 per share, authorized 1,000
    shares, issued and outstanding 1,000 shares                                  1                       1
  Paid-in capital                                                        2,416,131               2,416,131
  Retained earnings (deficit)                                           (2,699,478)             (2,682,300)
  Adjustment for minimum pension liability                                  (7,017)                 (7,017)
                                                                         ---------               ---------
    Total stockholder's equity (deficit)                                  (290,363)               (273,185)
                                                                         ---------               ---------
                                                                        $6,959,664              $6,675,960
                                                                         =========               =========
See accompanying Notes to condensed consolidated financial statements.

                                                    8

USAir, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 1995 and 1994 (Unaudited)                                           (in thousands)
============================================================================================================


                                                                              1995                   1994
                                                                              ----                   ----
Cash and cash equivalents beginning of period                              $  428,925            $  367,835

Cash flows from operating activities
   Net income (loss)                                                          (17,178)             (188,681)
   Adjustments to reconcile net loss to cash provided by
   (used for) operating activities
      Depreciation and amortization                                           168,150               161,055
      Loss (gain) on disposition of property                                   (3,010)                3,100
      Other                                                                   (14,211)              (15,958)
      Changes in certain assets and liabilities
         Decrease (increase) in receivables                                  (106,850)             (111,843)
         Decrease (increase) in materials, supplies, prepaid
            expenses and intangible pension assets                             (3,172)              (17,252)
         Increase (decrease) in traffic balances payable and
            unused tickets                                                    149,021               121,762
         Increase (decrease) in accounts payable and accrued
            expenses                                                          143,297               104,456
         Increase (decrease) in postretirement benefits other
            than pensions, non-current                                         34,334                36,839
                                                                            ---------             ---------
            Net cash provided by (used for) operating activities              350,381                93,478

Cash flows from investing activities
   Aircraft acquisitions and purchase deposits, net                           (40,914)               (9,866)
   Additions to other property                                                (31,050)              (64,513)
   Proceeds from disposition of property                                      119,787                 1,140
   Change in short-term investments                                            21,994                     -
   Change in restricted cash and investments                                    3,028                 6,086
   Other                                                                          367                   560
                                                                            ---------             ---------
            Net cash provided by (used for) investing activities               73,212               (66,593)

Cash flows from financing activities
   Issuance of debt                                                                 -               172,156
   Reduction of debt                                                          (95,883)              (46,065)
                                                                            ---------             ---------
            Net cash provided by (used for) financing activities              (95,883)              126,091
                                                                            ---------             ---------
Net increase (decrease) in cash and cash equivalents                          327,710               152,976
                                                                            ---------             ---------
Cash and cash equivalents end of period                                    $  756,635            $  520,811
                                                                            =========             =========

Noncash investing and financing activities
   Issuance of debt for aircraft acquisitions, net                         $  143,236            $  101,420
                                                                            =========             =========
   Reduction of debt - aircraft purchase deposits                          $   70,837            $        -
                                                                            =========             =========
   Other property acquisitions - transfer from affiliated company          $        -            $    7,925
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

(2)  Other

     Please refer to Notes 2, 3 and 4 in USAir Group's "Notes to
Condensed Consolidated Financial Statements" on Pages 4 and 5 of this report.

Item 2. Management's Discussion and Analysis of Financial Condi-tion and Results of Operations


     The following discussion relates to the financial results and condition of USAir Group, Inc. ("USAir Group" or the "Company"). USAir, Inc. ("USAir") is the Company's principal subsidiary and accounts for approximately 93% of its operating revenue. There-fore, the following discussion is based primarily upon USAir's results of operations and prospects.

     The Company continued its efforts during the second quarter of 1995 to reduce its costs of operation. In addition to the Company's progress towards its goal of achieving $500 million in non-labor cost savings discussed below, the Company continued to negotiate with the leadership of USAir's unionized employees toward its other goal of reducing annual personnel costs by $500 million through concession agreements involving wage and benefit reduc-tions, improved productivity and other cost savings. On July 28, 1995, the Company announced that it was ending discussions with its unions on a wage concession and restructuring package and that it will now concentrate on reducing its labor costs through tradition-al collective bargaining. An impasse on key economic and efficien-cy issues made the shift necessary. Talks had continued with pilot union negotiators since March 1995 on the tentative agreement discussed below to try to resolve open issues in that agreement. Ultimately, a variety of economic and efficiency issues could not be resolved. Because the tentative agreement with the pilots' union was linked to tentative agreements with USAir's other principal labor unions, as discussed below, the Company expects that none of the tentative agreements with the labor groups will go forward.

     The Company had reached an agreement in principle on March 29, 1995 with the negotiating committee of the Air Line Pilots Association ("ALPA"), which represents USAir's approximately 5,100 pilots, on wage and other concessions in exchange for financial returns and governance participation for USAir's organized labor groups and other employees. During the second quarter, the Company reached similar agreements in principle with the International Association of Machinists (the "IAM"), the Association of Flight Attendants (the "AFA") and the Transport Workers Union (the "TWU"). The IAM represents USAir's approximate-ly 8,300 mechanical and related employees and USAir's approximately 6,500 fleet service employees. The AFA represents USAir's approximately 8,300 flight attendants. The TWU represents USAir's flight crew training instructors, flight simulator engineers and dispatch employees. The tentative agreement with the TWU was with respect only to the flight crew training instructors. Each of the tentative agreements was subject to many significant conditions, including union ratification, negotiation and ratification of acceptable agreements between USAir and its other labor groups, the restructuring of holdings by other parties and approval of the boards of directors of the Company and USAir and the shareholders of the Company. In July, the members of the AFA voted against ratification of their agreement in principle. The IAM then notified the Company that it was postponing ratification action.

     The Company continues to believe that USAir's long-term future depends on reduced costs of operation, including lower personnel costs. The Company remains committed to obtaining the necessary labor cost reductions. The contracts of the four principal labor unions at USAir will become open for negotiation within the next 17 months, and USAir intends to pursue its cost-cutting efforts through the collective bargaining process. USAir and the IAM have exchanged their respective notices of intent to bargain. ALPA's contract is open for negotiation in May 1996. The contract of the AFA becomes amendable on January 1, 1997. At this early stage in the collective bargaining process, it is not possible to predict whether USAir will be successful in achieving its desired personnel cost savings. It is also not possible at this time to predict how long it will take to conclude collective bargaining negotiations, which are subject to procedures mandated by the Railway Labor Act, although these negotiations traditionally take one or more years.

     Under the Railway Labor Act, a labor contract does not "expire," but rather becomes amendable on a certain date. Thirty days prior to that date, either party to the contract may give notice to the other of its intention to amend the contract, at which point the collective bargaining process begins. If, after a period of negotiations, the parties cannot reach an agreement, a federal mediator from the National Mediation Board is brought in to assist. The process of mediation continues until the National Mediation Board determines, at its sole discretion, that the parties have reached an impasse. At that point, the parties enter a thirty-day "cooling off" period before either party may employ so-called self-help (e.g., the imposition of contract changes by the company or a strike by the union). While in negotiations and mediation, both parties must observe the status quo.

     Regarding the Company's goal to achieve $500 million in annual savings from non-labor sources, USAir has undertaken various organizational and structural changes, reengineering, and other initiatives which are expected to result in at least $350 million to $400 million of savings during 1995 from otherwise expected levels. For example, USAir has begun to implement a plan to cut capacity throughout its system and to emphasize the strengths of its hubs in Pittsburgh, Charlotte, Philadelphia and Baltimore, as well as other major east coast urban centers. The Company expects that this capacity reduction program will result in substantial financial benefits which USAir will begin to realize during the second half of 1995. Based on current projections, USAir expects that for the second half of 1995 its capacity, measured by available seat miles ("ASMs") will be down approximately 8% to 9% from second half 1994 levels and its yield, or revenue per revenue passenger mile ("RPM"), will be approximately 8% to 9% higher than the same period in 1994. The Company expects that USAir's unit cost (cost per ASM) will be approximately 9% to 10% higher during the second half of 1995 versus the same time period in 1994 due primarily to the planned reduction in capacity as well as contrac-tual and longevity wage increases which became effective in 1995.

     Southwest Airlines, Inc. ("Southwest"), a low cost, low fare, "no frills" air carrier, recently announced that it will begin service to and within Florida in early 1996. Southwest will serve Florida from, among other cities, Indianapolis and Baltimore/- Washington International ("BWI") airports. USAir offers service to Florida from both of these locations. BWI is also one of USAir's hub airports. Southwest has a significant cost advantage over USAir, particularly with regard to personnel costs, and its move into Florida is expected to lead to further low fare competition for USAir. This and other low cost, low fare incursions could have an adverse effect on USAir's financial condition and results of operations and further emphasize the need for USAir to achieve a significant reduction in personnel costs.

     In June 1995, the U.S. Department of Transportation (the "DOT") renewed its approval of the Company's and British Airways' ("BA") authority to operate code share service on flights serving 66 U.S. cities and Mexico City. In addition, the DOT approved an expansion of the USAir and BA code share authority to 65 new U.S. cities, Bermuda, Nassau and five Canadian cities. The approval is valid for two years.

     USAir has announced that it will phase out the "wet lease" arrangements with BA during the first half of 1996. Under the wet lease arrangements, USAir has leased three Boeing 767-200 aircraft, along with cockpit and cabin crews, to BA in order to serve three routes between the U.S. and London. Upon termination of the wet lease arrangements, USAir plans to utilize the three Boeing 767-200 aircraft in either its long-haul domestic service or for additional international opportunities which it is pursuing. In conjunction with the termination of the wet lease arrangements, BA agreed to pay USAir a total of $47 million in the form of periodic payments commencing with the termination of the three wet leases and continuing annually for nine years.

     The DOT has completed its study of the Federal Aviation Administration's High Density Traffic Airport Rule, which limits the number of permitted take-offs and landings at four U.S. airports, including New York's LaGuardia Airport ("LaGuardia") and Washington National Airport ("National"). The DOT has indicated that it intends to maintain these limitations. USAir holds a substantial number of take-off and landing slots at LaGuardia and National.

     The Company's annual stockholders meeting will be held on November 28, 1995. Proxy materials will be distributed to stockholders in October.

RESULTS OF OPERATIONS

                 Six Months Ended June 30, 1995
                          Compared With
                 Six Months Ended June 30, 1994

     The Company recorded net income of $16.0 million for the first half of 1995 compared with a net loss of $182.8 million for the same period of 1994. The year-over-year improvement in net income is reflective of a $180.9 million (5.1%) revenue increase coupled with essentially flat expenses. Second quarter 1995 net income of $112.9 million more than offset the first quarter 1995 net loss of $96.9 million. The second quarter is the Company's strongest due to USAir's combination of business traffic and north-south traffic in the eastern United States during that period. USAir ranked highly in on-time performance ratings among the major U.S. airlines during the second quarter of 1995.

     Operating Revenue - The Company's $144.2 million (4.4%) increase in Passenger Transportation Revenue is the result of USAir's $138.4 million (4.6%) improvement. USAir's passenger traffic, measured by RPMs, improved 3.5% over 1994 levels largely due to improved weather conditions in the first quarter of 1995. The Company estimates that its revenue was adversely affected by approximately $50 million in the first quarter of 1994 as a result of severe winter weather in the northeast United States. USAir's yield increased 1.1% as a result of generally higher fare levels in the second quarter of 1995 which is partially due to a drop in industry capacity in the eastern United States and less intense low fare competition during the second quarter of 1995 versus 1994. USAir's capacity, measured by ASMs, increased by 1.9% and its capacity utilization (load factor) increased by 1.0 percentage point. Based on current projections, USAir expects that for the second half of 1995 its yield will be approximately 8% to 9% higher than the same period in 1994 and its capacity (ASMs) will be down approximately 8% to 9% from second half 1994 levels. See Exhibit 99 for USAir operating and financial statistics. The Company's Other Revenue increased $40.4 million (17.2%) largely due to USAir's $29.5 million (12.0%) improvement which includes an increase in frequent traveler program participant fees and revenue from aircraft lease arrangements.

     Expense - The Company expects that USAir's unit cost (cost per ASM) will be approximately 9% to 10% higher during the second half of 1995 versus the same time period in 1994 due primarily to the planned reduction in capacity (ASMs) discussed above as well as contractual and longevity wage increases which became effective in 1995. The Company's and USAir's Personnel Costs were flat for the first six months of 1995 compared with 1994. USAir's pilots, flight attendants, and mechanics have received contractual salary increases within the past year. These increases were offset overall by efficiencies and lower levels of personnel. The Company's and USAir's Aviation Fuel expense was approximately the same for the first half of 1995 compared with 1994. Jet fuel prices are subject to market changes in response to the pricing of crude oil and the demand for other refined petroleum products. The Company's Commissions expense decreased $8.2 million (2.7%) despite the increase in passenger revenue, due to a change in the rate structure for travel agency commissions early in 1995. Aircraft Maintenance expense decreased $15.3 million (7.8%) due to USAir's $9.3 million (5.6%) improvement and a $6.0 million improvement at the Company's regional airline subsidiaries resulting from the replacement of certain regional aircraft with new models. The Company's Other Expense, net is $31.4 million (4.2%) higher than 1994 due to USAir's $21.7 million (3.1%) increase which includes increased expenses related to the other revenue category. The Company's and USAir's Interest Income improved by $8.4 million (79.0%) and $7.7 million (69.0%), respectively, as a result of higher cash levels in 1995. The Company's Interest Expense increased $14.5 million (10.4%) as a result of increased levels of debt at USAir and one of the Company's wholly-owned regional airlines. Interest Capitalized increased by $2.9 million (71.1%) largely due to the refund of certain equipment deposits in 1994. The Company's Other, net is $15.0 million better than 1994, primarily due to USAir's $12.3 million improvement, which reflects income on its computer reservation system investments.

                Three Months Ended June 30, 1995
                          Compared With
                Three Months Ended June 30, 1994

     The Company recorded net income of $112.9 million for the second quarter of 1995 compared with net income of $13.8 million for the same period of 1994. The year-over-year improvement in net income is reflective of a $103.5 million (5.5%) revenue increase coupled with essentially flat expenses. As discussed above, the Company's second quarter is its strongest.

     Operating Revenue - The Company's Passenger Transportation Revenue increased $85.9 million (5.0%) as a result of USAir's $79.5 million (5.0%) increase. USAir's yield increased 5.5% in the second quarter of 1995 versus 1994 due to less intense low fare competition in the eastern United States and its passenger traffic, measured by RPMs, decreased slightly (0.5%). USAir's capacity, measured by ASMs, decreased by 2.8% and its capacity utilization (load factor) increased by 1.6 percentage points over the second quarter of 1994. See Exhibit 99 for USAir operating and financial statistics. The Company's Cargo and Freight revenue decreased by $2.6 million (6.1%) due to USAir's $2.6 million (6.3%) decrease which was caused by lower volumes. The Company's Other Revenue improved by $20.2 million (17.0%) largely due to USAir's $12.0 million (9.6%) improvement which includes an increase in frequent traveler program participant fees and revenue from aircraft lease arrangements.

     Expense - The Company's Commissions expense decreased $9.8 million (6.0%) despite the increase in passenger revenue, due to a change in the rate structure for travel agency commissions in February 1995. Aircraft Maintenance expense increased $2.6 million (2.8%) as a result of USAir's $4.8 million (6.2%) increase which is due to timing. The Company's Other Expense, net is $27.4 million (7.6%) higher than 1994 due to USAir's $19.4 million (5.6%) increase which includes increased expense levels related to the other revenue category. The Company's and USAir's Interest Income improved by $5.4 million (84.4%) and $4.9 million (73.2%), respectively, as a result of higher cash levels in 1995. The Company's Interest Expense increased $6.4 million (9.1%) as a result of increased levels of debt at USAir and one of the Company's wholly-owned regional airlines. Interest Capitalized increased by $2.5 million largely due to the refund of certain equipment deposits in the second quarter of 1994. The Company's Other, net is $8.6 million better than 1994, primarily due to USAir's $7.2 million improvement, which reflects income on its computer reservation system investments.

Liquidity and Capital Resources

     Cash provided by operations was $347.0 million in the first half of 1995. At June 30, 1995, cash and cash equivalents totaled approximately $758 million, including approximately $83 million net proceeds from asset sales. Pursuant to a resolution of its board of directors, the Company is required to repurchase, defease, or redeem USAir's $76 million of outstanding 12 7/8% senior debentures due April 1, 2000 with proceeds from asset sales; however, the resolution does not specify a date for this action to occur. In addition to the Company's cash and cash equivalents of $758 million, USAir had $158.3 million which was deposited in trust accounts to collateralize letters of credit or workers compensation policies and classified as "Other Assets" at June 30, 1995.

     The Company and USAir are highly leveraged. In order to meet debt service, lease rental payments and other obligations and to finance daily operations, the Company and USAir require substantial liquidity and working capital. Developments beyond the control of the Company and USAir might occur which could have a material adverse effect on the Company's prospects, liquidity and financial condition, including intensified fare wars, substantial increases in jet fuel prices and fuel taxes, adverse weather conditions, negative public perception regarding safety, and further incursions by low cost, low fare carriers in USAir's markets. However, based on current projections, the Company expects to satisfy its liquidity requirements for the remainder of 1995 through a combination of cash from operations and cash on hand. Depending on market, economic and other factors, the Company's expectations of liquidity are subject to change. In addition, the Company has entered into agreements to sell six Boeing 737-300 aircraft during the second half of 1995. Net proceeds from the remaining aircraft sales are expected to total approximately $92 million during the second half of 1995.

     In February 1995, the National Transportation Safety Board (the "NTSB") proposed new requirements for U.S. commercial aircraft flight data recorders. The Federal Aviation Administration (the "FAA") has indicated that it would be physically impossible and excessively costly for airlines to comply with an NTSB-proposed December 31, 1995 deadline related to Boeing 737-300 aircraft and has declined to require U.S. airlines to comply with the proposed deadline. The FAA is expected to make a final proposal on the new requirements by the end of 1995. The ultimate requirements could involve a significant cash cost to USAir. However, the timing of expenditures and ultimate cost of the program cannot be determined until the FAA completes its rulemaking.

     Investing activities during the first half of 1995 included cash inflow of $120.3 million from disposition of assets (primarily from seven Boeing 737-300 aircraft which were sold), offset by a $73.7 million cash outflow for the acquisition of assets ($40.9 million cash payments related to new aircraft and $32.7 million payments related to the purchase of rotables, hush kits, and various ground support equipment). Net cash used by financing activities was $90.2 million, which includes $98.5 million of debt payments, offset by $8.3 million proceeds from the sale of the Company's common stock to an employee benefit plan stock fund. In addition, the Company incurred debt of $143.2 million associated with the delivery of six new Boeing 757-200 aircraft and scheduled aircraft progress payments for future deliveries during the first half of 1995. USAir also rescheduled the due date of $70.8 million of previously satisfied aircraft purchase deposits into the future resulting in a reduction of both debt and equipment deposits. See
Note 3 to the Company's condensed consolidated financial statements for additional information. The $143.2 million and $70.8 million amounts are reflected as non-cash activity in USAir Group's Condensed Consolidated Statement of Cash Flows found in Item 1A of this report because USAir experienced an increase or decrease in fixed assets or equipment deposits concurrently with the increase or decrease in debt. USAir has completed financing for its remaining 1995 aircraft delivery which occurred in July.

     At June 30, 1995, USAir Group's ratio of current assets to current liabilities was 0.62 to 1 and the debt component of USAir
Group's capitalization structure was greater than 100% (also greater than 100% if the three series of redeemable preferred stock are considered to be debt) due to a net capital deficiency.

                      Part II.  Other Information



Item 1.  Legal Proceedings

     In May 1995, the Company, USAir and the Retirement Income
Plan for Pilots of USAir, Inc. (the "Pilots' Pension Plan") were sued in federal district court for the District of Columbia by 469 active and retired USAir pilots. The lawsuit alleges that USAir has breached its fiduciary duty under the Employee Retirement Income Security Act ("ERISA") and otherwise violated ERISA by erroneously calculating benefits under the Pilots' Pension Plan. The plaintiffs seek, among other things, an injunction restraining USAir and the Pilots' Pension Plan from allegedly improperly calculating benefits under the Pilots' Pension Plan and payments to plaintiffs of benefits allegedly improperly withheld in an amount alleged to be equal to approximately $70 million, plus interest. USAir believes that it has properly calculated benefits under the Pilots' Pension Plan and intends to vigorously defend itself against the allegations made in the lawsuit. Because this lawsuit is in the initial stages of litigation, USAir is unable to predict at this time its ultimate resolution or potential impact on the Company's pension liability or future funding requirements.

     In July 1995, USAir received a Civil Investigative Demand (a "CID") from the U.S. Department of Justice (the "DOJ") requiring USAir to produce certain information pertaining to what the DOJ called "possible predatory behavior" toward ValuJet Airlines and Nations Air Express in certain city pairs. USAir intends to comply with the requirements of the CID. USAir believes that its scheduling and pricing are legitimate competitive responses to these new entrants and that there is no basis in law or fact for a finding of predation. However, this matter is in the investigatory stage and therefore USAir is unable to predict at this time its ultimate resolution or potential impact on the Company's financial condition and results of operations.

     In February and March 1995, several class action lawsuits
were filed in various federal district courts by travel agencies and a travel agency trade association alleging that most of the major U.S. airlines, including USAir, violated the antitrust laws when they individually capped travel agent commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. The lawsuits have been consolidated in the federal district of Minnesota. The plaintiffs are seeking unspecified treble damages for restraint of trade and an injunction to prevent the airlines from implementing or maintaining the cap on commissions. On
July 7, 1995, a hearing was held on the plaintiffs' motion for a preliminary injunction and the defendants' motion for summary
                                   18
judgment. The parties are awaiting a ruling on the motions. USAir is unable to predict at this time the ultimate resolution of these lawsuits or their potential impact on the Company's financial condition and results of operations.

     For information on certain additional pending legal proceed-ings see Part I. Item 3. - "Legal Proceedings" in the combined Annual Report of USAir Group and USAir on Form 10-K for the year ended December 31, 1994 and Part II. Item 1. - "Legal Proceedings" in the combined Quarterly Report of USAir Group and USAir on Form 10-Q for the quarter ended March 31, 1995.

Item 3.  Defaults Upon Senior Securities

     The Company is currently in a capital deficit position and therefore, under Delaware law, is legally restricted from paying dividends until its capital surplus becomes positive. The Company deferred quarterly dividend payments on all outstanding series of its preferred stock beginning with payments due September 30, 1994. The outstanding issues of preferred stock are: 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") owned by affiliates of Berkshire Hathaway, Inc.; Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock") and Series T Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T Preferred Stock") owned by an affiliate of British Airways Plc; and Series B Cumulative Convert-ible Preferred Stock ("Series B Preferred Stock") which is publicly held.

     The redemption value of the Series A Preferred Stock at June 30, 1995 was $392.8 million (face amount of $358.0 million plus deferred dividends and interest thereon of $34.8 million).
The redemption values of the Series F and T Preferred Stock at June 30, 1995 were $317.9 million (face amount of $300.0 million plus deferred dividends and interest thereon of $17.9 million) and $106.1 million (face amount of $100.7 million plus deferred dividends and interest thereon of $5.4 million), respectively. The liquidation preference of the Series B Preferred Stock was $229.5 million (face amount of $213.2 million plus deferred dividends of $16.3 million) at June 30, 1995. There can be no assurance when or if preferred dividend payments will resume.


Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

Designation                      Description

  3.1 Restated Certificate of Incorporation of USAir Group (incorporated by reference to Exhibit 3.1 to USAir Group's Registration Statement on Form 8-B dated Janu ary 27, 1983), including the Certificate of Amendment dated May 13, 1987 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended March 31,
             1987), the Certificate of Increase dated June 30, 1987 (incorporated by reference to Exhibit 3 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987), the Certificate of Increase dated October 16, 1987 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987), the Certificate of Increase dated August 7, 1989 (incorporated by reference to Exhibit
             3.1 to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989), the Certificate of Increase dated April 9, 1992 (incorporated by refer-ence to Exhibit 3.1 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended Decem-ber 31, 1992), the Certificate of Increase dated January 21, 1993 (incorporated by reference to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1992), and the Certificate of Amendment dated May 26, 1993 (incorporated by refer-ence to Appendix II to USAir Group's Proxy Statement dated April 26, 1993).

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

  4.5 Certificate of Designation of Series F Cumulative Convertible Senior Preferred Stock of USAir Group (incorporated by reference to Exhibit 28.2 to USAir Group's Current Report on Form 8-K dated January 21,
             1993).

  4.6 Form of Certificate of Designation of Series T-_ Cumulative Exchangeable Convertible Senior Preferred Stock of USAir Group (incorporated by reference to Appendix VII to USAir Group's Proxy Statement dated April 26, 1993). Neither USAir Group nor USAir is filing any instrument (with the exception of holders of exhibits 10.1(a-c)) defining the rights of holders of long-term debt because the total amount of securi-ties authorized under each such instrument does not exceed ten percent of the total assets of USAir. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

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

  10.4       USAir, Inc. Officers' Supplemental Benefit Plan
             (incorporated by reference to Exhibit 10.5 to USAir's Annual Report on Form 10-K for the year ended Decem-ber 31, 1980).

  10.5       USAir, Inc. Supplementary Retirement Benefit Plan
             (incorporated by reference to Exhibit 10.5 to USAir
             Group's Annual Report on Form 10-K for the year ended December 31, 1989).

  10.6 USAir, Inc. Supplemental Executive Defined Contribu-tion Plan (incorporated by reference to Exhibit 10.6 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1994).

  10.7 USAir Group's 1984 Stock Option and Stock Appreciation Rights Plan (incorporated by reference to Exhibit A to USAir Group's Proxy Statement dated March 30, 1984).

  10.8 USAir Group's 1988 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to USAir Group's Annual Report on Form 10-K for the year ended December 31,
             1987).

  10.9 USAir Group's 1992 Stock Option Plan (incorporated by reference to Exhibit A to USAir Group's Proxy State-ment dated March 30, 1992).

  10.10 Employment Agreement between USAir and its Chief Executive Officer (incorporated by reference to Exhibit 10.10 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
             1994).

  10.11 Employment Agreement between USAir and its President and Chief Operating Officer (incorporated by reference to Exhibit 10.11 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
             1994).

  10.12 Employment Agreement between USAir and its Executive Vice President-Marketing (incorporated by reference to Exhibit 10.12 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
             1994).

  10.13 Employment Agreement between USAir and its Executive Vice President and General Counsel (incorporated by reference to Exhibit 10.13 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1994).

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

  10.15(b) Agreement between USAir and its Executive Vice Presi-dent-Marketing providing supplemental retirement benefits (incorporated by reference to Exhibit 10.15(b) to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1994).

  10.15(c) Agreement between USAir and its Executive Vice Presi-dent and General Counsel providing supplemental retirement benefits (incorporated by reference to Exhibit 10.15(c) to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
             1994).

  10.15(d) Agreement between USAir and its Senior Vice President-Human Resources providing supplemental retirement benefits (incorporated by reference to Exhibit 10.15(d) to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1994).

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

  10.17(a) Amendment dated as of February 21, 1994 to the Invest-ment Agreement dated as of January 21, 1993 between USAir Group and British Airways Plc (incorporated by reference to Exhibit 10.13(a) to USAir Group's Annual Report on Form 10-K for the year ended December 31,
             1993).

   11 Computation of Primary and Fully Diluted Earnings Per Share for the three months and six months ended
             June 30, 1995 and 1994 for USAir Group, Inc.

   27(a)     Financial Data Schedule for USAir Group, Inc.

   27(b)     Financial Data Schedule for USAir, Inc.

   99 Airline Operating Statistics for the three months and six months ended June 30, 1995 and 1994 for USAir, Inc.

B.  Reports on Form 8-K

    Date of Report                Subject of Report

    July 21, 1995        News Release dated July 21, 1995 of USAir
                         Group, Inc. and USAir, Inc. with consoli-dated statements of operations for each company for the three months and six months ended June 30, 1995 and 1994.

    July 31, 1995        News Release dated July 28, 1995 of
                         USAir, Inc., announcing the end of dis-
                         cussions with unions on a wage concession and restructuring package and a return to traditional collective bargaining in efforts to reduce labor costs.

                            Signatures



     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        USAir Group, Inc.
                                          (Registrant)



Date:  August 11, 1995           By:   /s/ John W. Harper
                                    ---------------------------
                                           John W. Harper
                                   Senior Vice President-Finance
                                    and Chief Financial Officer



                                           USAir, Inc.
                                          (Registrant)



Date:  August 11, 1995          By:   /s/ John W. Harper
                                    ---------------------------
                                          John W. Harper
                                   Senior Vice President-Finance
                                    and Chief Financial Officer