Form 10-Q
period 1995-09-30
USAIR GROUP INC; USAIR INC
filed 1995-11-13
CIK 701345, 714560

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1995

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

     As of October 31, 1995, there were approximately 62,472,000 shares of common stock of USAir Group, Inc. and 1,000 shares of common stock of USAir, Inc. outstanding.

     The registrant USAir, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclo-sure format.

                        USAir Group, Inc.
                               and
                            USAir, Inc.

                  Quarterly Report on Form 10-Q

                         Table of Contents



Part I.  Financial Information                             Page

   Item 1A.  Financial Statements - USAir Group, Inc.

      Condensed Consolidated Statements of Operations
         - Three Months and Nine Months Ended
           September 30, 1995 and 1994                       1

      Condensed Consolidated Balance Sheets
         - September 30, 1995 and December 31, 1994          2

      Condensed Consolidated Statements of Cash Flows
         - Nine Months Ended September 30, 1995 and 1994     3

      Notes to Condensed Consolidated Financial
           Statements                                        4

   Item 1B.  Financial Statements - USAir, Inc.

      Condensed Consolidated Statements of Operations
         - Three Months and Nine Months Ended
           September 30, 1995 and 1994                       7

      Condensed Consolidated Balance Sheets
         - September 30, 1995 and December 31, 1994          8

      Condensed Consolidated Statements of Cash Flows
         - Nine Months Ended September 30, 1995 and 1994     9

      Notes to Condensed Consolidated Financial
           Statements                                       10

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      11

Part II.  Other Information

   Item 1.  Legal Proceedings                               26

   Item 3.  Defaults Upon Senior Securities                 27

   Item 6.  Exhibits and Reports on Form 8-K                27

Signatures                                                  33

                                         Part I.  Financial Information

                                         Item 1A.  Financial Statements



USAir Group, Inc.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 1995 and 1994 (Unaudited)
============================================================================================================
(in thousands except per share amounts)
                                                   Three Months Ended                Nine Months Ended
                                                     September 30,                     September 30,
                                              ---------------------------       ---------------------------
                                                 1995             1994             1995             1994
                                                 ----             ----             ----             ----
Operating Revenues
   Passenger transportation                   $1,687,824       $1,596,018       $5,078,439       $4,842,460
   Cargo and freight                              37,889           37,867          118,306          121,967
   Other                                         147,704          116,888          423,063          351,798
                                               ---------        ---------        ---------        ---------
      Total operating revenues                 1,873,417        1,750,773        5,619,808        5,316,225

Operating Expenses
   Personnel costs                               730,145          737,993        2,179,066        2,188,567
   Aviation fuel                                 154,223          174,747          477,666          499,429
   Commissions                                   135,400          141,461          431,222          445,462
   Aircraft rent                                 108,718          124,816          329,738          350,506
   Other rent and landing fees                   105,308          113,719          310,506          328,146
   Aircraft maintenance                           83,287          106,878          264,928          303,784
   Depreciation and amortization                  87,912          113,357          263,978          286,611
   Other, net                                    375,775          393,081        1,148,937        1,134,876
                                               ---------        ---------        ---------        ---------
      Total operating expenses                 1,780,768        1,906,052        5,406,041        5,537,381
                                               ---------        ---------        ---------        ---------
      Operating income (loss)                     92,649         (155,279)         213,767         (221,156)

Other Income (Expense)
   Interest income                                13,562            7,471           32,553           18,082
   Interest expense                              (75,065)         (71,040)        (228,521)        (210,020)
   Interest capitalized                              758            4,473            7,730            8,547
   Other, net                                     17,566           34,312           39,918           41,642
                                               ---------        ---------        ---------        ---------
      Other income (expense), net                (43,179)         (24,784)        (148,320)        (141,749)
                                               ---------        ---------        ---------        ---------
Income (loss) before taxes                        49,470         (180,063)          65,447         (362,905)

Income tax provision (credit)                      6,414                -            6,414                -
                                               ---------        ---------        ---------        ---------
Net income (loss)                                 43,056         (180,063)          59,033         (362,905)
                                               ---------        ---------        ---------        ---------

Preferred dividend requirement                   (21,415)         (19,513)         (63,044)         (58,068)
                                               ---------        ---------        ---------        ---------
Income (loss) applicable to
   common stockholders                        $   21,641       $ (199,576)      $   (4,011)      $ (420,973)
                                               =========        =========        =========        =========


Income (loss) per common share                $     0.35       $    (3.32)      $    (0.06)      $    (7.06)

Shares used for computation (000)                 62,571           60,062           62,143           59,654



See accompanying Notes to condensed consolidated financial statements.

USAir Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 1995 (unaudited) and December 31, 1994         (dollars in thousands except per share amounts)
============================================================================================================
                                                                       September 30,            December 31,
                                                                           1995                    1994
                             ASSETS                                    -------------           -------------
Current Assets
  Cash and cash equivalents                                             $  865,453              $  429,538
  Short-term investments                                                         -                  22,133
  Receivables, net                                                         455,134                 324,539
  Materials and supplies, net                                              250,582                 258,664
  Prepaid expenses and other                                               120,384                  81,642
                                                                         ---------               ---------
     Total current assets                                                1,691,553               1,116,516
Property and Equipment
  Flight equipment                                                       5,304,252               5,162,599
  Ground property and equipment                                          1,065,030               1,059,027
  Less accumulated depreciation and amortization                        (2,244,967)             (2,085,499)
                                                                         ---------               ---------
                                                                         4,124,315               4,136,127
  Purchase deposits                                                         20,131                 195,701
                                                                         ---------               ---------
    Property and equipment, net                                          4,144,446               4,331,828
Other Assets
  Goodwill, net                                                            514,576                 526,615
  Other intangibles, net                                                   303,057                 319,711
  Other assets, net                                                        523,074                 513,372
                                                                         ---------               ---------
   Total other assets                                                    1,340,707               1,359,698
                                                                         ---------               ---------
                                                                        $7,176,706              $6,808,042
                                                                         =========               =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                                  $   80,746              $   85,538
  Accounts payable                                                         431,897                 318,323
  Traffic balances payable and unused tickets                              772,563                 568,215
  Accrued expenses                                                       1,274,597               1,287,977
                                                                         ---------               ---------
   Total current liabilities                                             2,559,803               2,260,053
Long-Term Debt, Net of Current Maturities                                2,874,446               2,895,378
Deferred Credits and Other Liabilities
  Deferred gains, net                                                      393,489                 413,961
  Postretirement benefits other than pensions, non-current               1,014,411                 958,956
  Non-current benefit liabilities and other                                402,469                 417,878
                                                                         ---------               ---------
    Total deferred credits and other liabilities                         1,810,369               1,790,795
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series A, 358,000 shares issued, no par value
  (redemption value of $402,322 at September 30, 1995)                     358,000                 358,000
  Series F, 30,000 shares issued, no par value
  (redemption value of $323,433 at September 30, 1995)                     300,000                 300,000
  Series T, 10,000 shares issued, no par value
  (redemption value of $107,815 at September 30, 1995)                     100,719                 100,719
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock, no par value,
    4,263,000 depositary shares issued (liquidation preference
    of $234,135 at September 30, 1995)                                     213,153                 213,153
  Common stock, par value $1 per share, authorized 150,000,000
    shares, issued 62,472,000 shares and 61,088,000, respectively           62,472                  61,088
  Paid-in capital                                                        1,351,387               1,344,336
  Retained earnings (deficit)                                           (2,358,465)             (2,417,498)
  Deferred compensation                                                    (88,161)                (90,965)
  Adjustment for minimum pension liability                                  (7,017)                 (7,017)
                                                                         ---------               ---------
    Total stockholders' equity (deficit)                                  (826,631)               (896,903)
                                                                         ---------               ---------
                                                                        $7,176,706              $6,808,042
                                                                         =========               =========
See accompanying Notes to condensed consolidated financial statements.

                                                  2

USAir Group, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1995 and 1994 (unaudited)                                   (in thousands)
==========================================================================================================



                                                                           1995                    1994
                                                                           ----                    ----
Cash and cash equivalents beginning of period                           $ 429,538               $ 368,347

Cash flows from operating activities
  Net income (loss)                                                        59,033                (362,905)
  Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
    Depreciation and amortization                                         263,978                 286,611
    Loss (gain) on disposition of property                                (13,762)                (24,762)
    Other                                                                 (23,506)                (25,428)
    Changes in certain assets and liabilities
      Decrease (increase) in receivables                                 (130,595)                (93,414)
      Decrease (increase) in materials, supplies,
        prepaid expenses and intangible pension assets                    (12,221)                 (9,755)
      Increase (decrease) in traffic balances payable
        and unused tickets                                                204,348                 157,977
      Increase (decrease) in accounts payable and
        accrued expenses                                                   72,041                  92,961
      Increase (decrease) in postretirement benefits other
        than pensions, non-current                                         55,455                  57,110
                                                                         --------                --------
          Net cash provided by (used for) operating activities            474,771                  78,395

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                        (49,675)                (21,571)
  Additions to other property                                             (55,561)                (92,021)
  Proceeds from disposition of property                                   154,174                  34,805
  Change in short-term investments                                         21,994                       -
  Change in restricted cash and investments                                   330                   2,068
  Other                                                                    (1,421)                    861
                                                                         --------                --------
          Net cash provided by (used for) investing activities             69,841                 (75,858)

Cash flows from financing activities
  Issuance of debt                                                          1,162                 222,156
  Reduction of debt                                                      (118,174)                (65,312)
  Issuance of common stock                                                  8,315                       -
  Sale of treasury stock                                                        -                   7,507
  Dividends paid                                                                -                 (49,663)
                                                                         --------                --------
          Net cash provided by (used for) financing activities           (108,697)                114,688
                                                                         --------                --------
Net increase (decrease) in cash and cash equivalents                      435,915                 117,225
                                                                         --------                --------

Cash and cash equivalents end of period                                 $ 865,453               $ 485,572
                                                                         ========                ========
Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions, net                       $ 162,125               $ 162,139
                                                                         ========                ========
  Reduction of debt - aircraft purchase deposits                        $  70,837               $       -
                                                                         ========                ========

See accompanying Notes to condensed consolidated financial statements.

                        USAir Group, Inc.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)




(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of USAir Group, Inc. ("USAir Group" or the "Company") and its wholly-owned subsidiaries: USAir, Inc. ("USAir"), Piedmont Airlines, Inc., PSA Airlines, Inc. (formerly Jetstream International Airlines, Inc.), Allegheny Airlines, Inc. (formerly Pennsylvania Commuter Airlines, Inc.), USAir Leasing and Services, Inc., USAir Fuel Corporation and Material Services Company, Inc.

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

(2)  Cash and Cash Equivalents and Short-Term Investments

     As of September 30, 1995, Cash and Cash Equivalents included approximately $118 million net proceeds from asset sales, approxi-mately $76 million of which the Company is required to use to reduce outstanding debt pursuant to a resolution of its Board of Directors.

(3)  Aircraft Commitments

     In June 1995, the Company finalized its agreement with The Boeing Company ("Boeing") regarding the deferral of eight 757-200 aircraft from 1996 to 1998. As part of the agreement with Boeing, the due dates for progress payments associated with the 1996 deliveries were likewise rescheduled. Accordingly, approximately $71 million of progress payments that had been paid by USAir were refunded to USAir in the third quarter of 1995. The decrease in equipment deposits and the related long-term debt which financed the deposits is reflected in the Company's September 30, 1995 financial statements.

     The following table of USAir's new aircraft deliveries and scheduled payments as of September 30, 1995 (including progress payments, payments at delivery, buyer-furnished equipment, spares and capitalized interest) reflects USAir's definitive agreement with Boeing discussed above.

                         Delivery Period - Firm Orders
           -----------------------------------------------------
            Remainder                            There-
              1995   1996   1997   1998   1999    after    Total
             ------  ----   ----   ----   ----   ------    -----
Boeing
 757-200         -      -      -      8      -        -        8
 737 Series      -      -      -      -      -       40       40
               ---    ---    ---    ---    ---    -----    -----
                 -      -      -      8      -       40       48
               ===    ===    ===    ===    ===    =====    =====
Payments
 (millions)   $  -   $ 63   $ 74   $256   $  -   $1,855   $2,248
               ===    ===    ===    ===    ===    =====    =====

     In June 1995, USAir revised its commitment to purchase hush kits for a substantial portion of its 737-200 aircraft. The installation of the hush kits will bring these aircraft into compliance with Federal Aviation Administration ("FAA") Stage 3 noise level requirements. The projected payments associated with the purchase of the hush kits under the revised agreement are: $2 million - remainder of 1995; $29 million - 1996; $30 million - 1997; $30 million - 1998; $17 million - 1999.

(4)  Contingencies

     In May 1995, the Company, USAir and the Retirement Income
Plan for Pilots of USAir, Inc. (the "Pilots' Pension Plan") were sued in federal district court for the District of Columbia by 469 active and retired USAir pilots. The lawsuit alleges that USAir has breached its fiduciary duty under the Employee Retirement Income Security Act ("ERISA") and otherwise violated ERISA by erroneously calculating benefits under the Pilots' Pension Plan. The plaintiffs seek, among other things, an injunction restraining USAir and the Pilots' Pension Plan from allegedly improperly calculating benefits under the Pilots' Pension Plan and payments to plaintiffs of benefits allegedly improperly withheld in an amount alleged to be equal to approximately $70 million, plus interest. USAir believes that it has properly calculated benefits under the Pilots' Pension Plan and intends to vigorously defend itself against the allegations made in the lawsuit. Because this lawsuit is in the early stages of litigation, USAir is unable to predict at this time its ultimate resolution or potential impact on the Company's pension liability or future funding requirements.

(5)  Income Taxes

     The Company expects an alternative minimum tax liability for 1995. The provision for income taxes is based on the actual effective tax rate for the nine-month period ending September 30, 1995. The effective rate differs from the federal statutory rate of 35% principally due to utilizing net operating loss carry-forwards that were not previously recorded as a deferred tax asset and due to state taxes.

(6)  Profit Sharing Program

     In exchange for temporary wage and salary reductions and other concessions during a twelve-month period in 1992 and 1993, including certain ongoing work rule and medical benefits conces-sions and the freeze of the defined benefit plan for non-contract employees, affected employees participate in a profit sharing program and have been granted options to purchase USAir Group common stock. The profit sharing program is designed to recompense those employees whose pay had been reduced in an amount equal to
(i) two times salary foregone plus; and (ii) one times salary foregone (subject to a minimum of $1,000) for the freeze of the pension plans for non-contract employees. For each year the profit sharing program is in effect, pre-tax profits, as defined in the program, of USAir Group, are to be distributed to participating employees as follows: 25% of the first $100 million in pre-tax profits; 35% of the next $100 million in pre-tax profits; and 40% of the pre-tax profits exceeding $200 million. Calculation of pre-tax profit under the profit sharing plan excludes Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") charges and certain unusual items. This program will be in effect until USAir employees are recompensed for salary and pension benefits foregone. Because the Company is expected to record a pre-tax profit for full year 1995, it has begun to record charges related to an anticipated payout under the plan provisions for 1995. Under the terms of the plan, the cash payout for 1995 would be made in the first quarter of 1996.

                                         Part I.  Financial Information

                                         Item 1B.  Financial Statements






USAir, Inc.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 1995 and 1994 (Unaudited)                    (in thousands)
============================================================================================================

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                              ---------------------------       ---------------------------
                                                 1995             1994             1995             1994
                                                 ----             ----             ----             ----
Operating Revenues
   Passenger transportation                   $1,561,583       $1,482,214       $4,724,470       $4,506,659
   Cargo and freight                              36,923           37,111          115,658          119,583
   Other                                         144,300          122,357          419,627          368,170
                                               ---------        ---------        ---------        ---------
      Total operating revenues                 1,742,806        1,641,682        5,259,755        4,994,412

Operating Expenses
   Personnel costs                               691,925          702,726        2,077,828        2,084,341
   Aviation fuel                                 146,811          166,811          456,319          476,950
   Commissions                                   126,110          132,677          404,269          419,119
   Aircraft rent                                  98,295          114,227          300,500          317,059
   Other rent and landing fees                   101,428          109,997          299,146          317,418
   Aircraft maintenance                           70,306           92,684          226,497          258,199
   Depreciation and amortization                  84,007          109,599          252,157          269,270
   Other, net                                    357,626          377,144        1,092,326        1,091,479
                                               ---------        ---------        ---------        ---------
      Total operating expenses                 1,676,508        1,805,865        5,109,042        5,233,835
                                               ---------        ---------        ---------        ---------
      Operating income (loss)                     66,298         (164,183)         150,713         (239,423)

Other Income (Expense)
   Interest income                                13,385            7,666           32,158           18,775
   Interest expense                              (75,931)         (71,177)        (225,526)        (209,763)
   Interest capitalized                              758            4,473            7,730            8,547
   Other, net                                     15,454           27,256           37,711           37,218
                                   ---------        ---------        ---------        ---------
      Other income (expense), net                (46,334)         (31,782)        (147,927)        (145,223)
                                               ---------        ---------        ---------        ---------
Income (loss) before taxes                        19,964         (195,965)           2,786         (384,646)

Income tax provision (credit)                      3,365                -            3,365                -
                                               ---------        ---------        ---------        ---------
   Net income (loss)                          $   16,599       $ (195,965)      $     (579)      $ (384,646)
                                               =========        =========        =========        =========




See accompanying Notes to condensed consolidated financial statements.


USAir, Inc.
Condensed Consolidated Balance Sheets
September 30, 1995 (unaudited) and December 31, 1994         (dollars in thousands except per share amount)
===========================================================================================================
                                                                       September 30,           December 31,
                                                                           1995                    1994
                      ASSETS                                           -------------           ------------
Current Assets
  Cash and cash equivalents                                             $  864,316              $  428,925
  Short-term investments                                                         -                  22,133
  Receivables, net                                                         458,135                 326,012
  Materials and supplies, net                                              226,120                 238,481
  Prepaid expenses and other                                               101,343                  77,111
                                                                         ---------               ---------
     Total current assets                                                1,649,914               1,092,662

Property and Equipment
  Flight equipment                                                       5,066,528               4,914,776
  Ground property and equipment                                          1,044,391               1,040,329
  Less accumulated depreciation and amortization                        (2,166,818)             (2,006,041)
                                                                         ---------               ---------
                                                                         3,944,101               3,949,064
  Purchase deposits                                                         20,131                 195,701
                                                                         ---------               ---------
    Property and equipment, net                                          3,964,232               4,144,765

Other Assets
  Goodwill, net                                                            514,576                 526,615
  Other intangibles, net                                                   302,917                 319,229
  Other assets, net                                                        593,893                 592,689
                                                                         ---------               ---------
   Total other assets                                                    1,411,386               1,438,533
                                                                         ---------               ---------
                                                                        $7,025,532              $6,675,960
                                                                         =========               =========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt                                  $   76,476              $   80,714
  Accounts payable                                                         431,533                 305,719
  Payable to parent company                                                124,079                  85,175
  Traffic balances payable and unused tickets                              808,878                 591,154
  Accrued expenses                                                       1,230,788               1,255,098
                                                                         ---------               ---------
     Total current liabilities                                           2,671,754               2,317,860

Long-Term Debt, Net of Current Maturities                                2,830,662               2,849,488
Deferred Credits and Other Liabilities
  Deferred gains, net                                                      389,328                 409,091
  Postretirement benefits other than pensions, non-current               1,014,161                 958,706
  Non-current benefit liabilities and other                                393,391                 414,000
                                                                         ---------               ---------
    Total deferred credits and other liabilities                         1,796,880               1,781,797

Commitments and Contingencies

Stockholder's Equity (Deficit)
  Common stock, par value $1 per share, authorized 1,000
    shares, issued and outstanding 1,000 shares                                  1                       1
  Paid-in capital                                                        2,416,131               2,416,131
  Retained earnings (deficit)                                           (2,682,879)             (2,682,300)
  Adjustment for minimum pension liability                                  (7,017)                 (7,017)
                                                                         ---------               ---------
    Total stockholder's equity (deficit)                                  (273,764)               (273,185)
                                                                         ---------               ---------
                                                                        $7,025,532              $6,675,960
                                                                         =========               =========
See accompanying Notes to condensed consolidated financial statements.

                                                    8

USAir, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1995 and 1994 (Unaudited)                                     (in thousands)
============================================================================================================

                                                                              1995                   1994
                                                                              ----                   ----
Cash and cash equivalents beginning of period                              $  428,925            $  367,835

Cash flows from operating activities
   Net income (loss)                                                             (579)             (384,646)
Adjustments to reconcile net loss to cash provided by
     (used for) operating activities
      Depreciation and amortization                                           252,157               269,270
      Loss (gain) on disposition of property                                  (13,595)              (17,350)
      Other                                                                   (21,778)              (22,693)
      Changes in certain assets and liabilities
         Decrease (increase) in receivables                                  (132,123)              (47,466)
         Decrease (increase) in materials, supplies, prepaid
            expenses and intangible pension assets                                (71)              (15,164)
         Increase (decrease) in traffic balances payable and
            unused tickets                                                    217,724               159,883
         Increase (decrease) in accounts payable and accrued
            expenses                                                          118,972               101,358
         Increase (decrease) in postretirement benefits other
            than pensions, non-current                                         55,455                57,110
                                                                            ---------             ---------
            Net cash provided by (used for) operating activities              476,162               100,302

Cash flows from investing activities
   Aircraft acquisitions and purchase deposits, net                           (49,675)              (21,571)
   Additions to other property                                                (49,556)              (89,035)
   Proceeds from disposition of property                                      151,909                15,328
   Change in short-term investments                                            21,994                     -
   Change in restricted cash and investments                                      330                 2,068
   Other                                                                       (1,421)                  861
                                                                            ---------             ---------
            Net cash provided by (used for) investing activities               73,581               (92,349)

Cash flows from financing activities
   Issuance of debt                                                                 -               172,156
   Reduction of debt                                                         (114,352)              (63,427)
                                                                            ---------             ---------
            Net cash provided by (used for) financing activities             (114,352)              108,729
                                                                            ---------             ---------
Net increase (decrease) in cash and cash equivalents                          435,391               116,682
                                                                            ---------             ---------
Cash and cash equivalents end of period                                    $  864,316            $  484,517
                                                                            =========             =========

Noncash investing and financing activities
   Issuance of debt for aircraft acquisitions, net                         $  162,125            $  162,139
                                                                            =========             =========
   Reduction of debt - aircraft purchase deposits                          $   70,837            $        -
                                                                            =========             =========
   Other property acquisitions - transfer from affiliated company          $        -            $    7,925
                                                                            =========             =========
   Aircraft dispositions - transfer to affiliated company                  $        -            $   81,913
                                                                            =========             =========
   Aircraft acquisitions - transfer from affiliated company                $        -            $    3,569
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

(2)  Other

     Please refer to Notes 2, 3, 4, 5 and 6 in USAir Group's
"Notes to Condensed Consolidated Financial Statements" on Pages 4, 5 and 6 of this report.










              (this space intentionally left blank)

Item 2. Management's Discussion and Analysis of Financial Condi-tion and Results of Operations



     The following discussion relates to the financial results and condition of USAir Group, Inc. ("USAir Group" or the "Company"). USAir, Inc. ("USAir") is the Company's principal subsidiary and currently accounts for approximately 93% of its operating revenues. Except where noted, the following discussion is based primarily upon USAir's results of operations and prospects.

     USAir Group recorded net income of $43.1 million for the third quarter of 1995 and net income of $59.0 million for the first nine months of 1995. USAir, whose results include USAir's wholly-owned subsidiary USAM Corp., recorded net income of $16.6 million for the third quarter of 1995 and a net loss of $0.6 million for the first nine months of 1995. As discussed further in "Results of Operations" below, the results for the third quarter of 1995, and for the year through September 30, 1995, represent a significant improvement over prior year results for both USAir Group and USAir. The Company expects that, barring unforeseen events, it will realize net income for the fourth quarter of 1995 and record both net income and positive earnings available to common shareholders for the full-year 1995.

     USAir Group attributes its improved financial results to several factors. The Company's airline subsidiaries have experi-enced stronger than anticipated traffic levels and yields due in part to a drop in industry capacity in the eastern United States and less intense low fare competition and fare discounting in 1995 than in 1994. In 1995, several major carriers, including USAir, have implemented cutbacks in service in the eastern U.S. (see further discussion of USAir's capacity reductions below). The "intra-east coast" region currently represents 64% of USAir's departures and approximately 44% of its capacity, as measured by available seat miles ("ASMs"). Most notably, Continental Airlines, Inc. eliminated its low fare, "no-frills" pricing and marketing strategy, dubbed "Continental Lite," in early 1995. During 1994, in order to avoid a loss of market share in the eastern U.S., USAir had responded to Continental Lite's aggressive pricing strategy by matching most of the fares in markets where the carriers competed directly. Overall, in 1995, the mature, established carriers have decreased service in the intra-east coast region by approximately 14% year-over-year. However, other carriers with low costs of operations and low fare structures have increased the number of departures in this region during the same time period or have announced plans to introduce or increase service in this region (see further discussion of "low cost, low fare" competition below). The net result is expected to be a decrease in jet capacity in the intra-east coast region of approximately 4% for the full year 1995 from 1994 levels.
                                11

     In addition to industry capacity-related factors, USAir's cost-cutting efforts, as discussed further below, have contributed positively to the Company's improved results. However, unless USAir is successful in achieving additional significant cost reductions, the Company's and USAir's financial results and future prospects will continue to be adversely affected by USAir's high cost structure amid the low cost, low fare environment which characterizes the domestic airline industry.

     USAir Group announced in early October 1995 that it has had preliminary conversations with both AMR Corporation, parent company of American Airlines, Inc., and UAL Corporation, parent company of United Air Lines Inc., concerning possible strategic relationships, up to and including acquisition of USAir Group or USAir. These discussions are continuing but it is not possible at this time to predict whether or when these discussions might lead to any relationship with either company.

     Seth E. Schofield, the Chairman of the Board and Chief Executive Officer of the Company and USAir, announced in September 1995 that he would retire from those positions once a successor was elected and assumed the duties of those positions. The Boards of Directors of the Company and USAir had formed a special committee of non-management directors to conduct a search for Mr. Schofield's successor. Mr. Schofield subsequently agreed to remain in his current positions pending the outcome of the discussions with AMR Corporation and UAL Corporation discussed above, or, depending upon the results of these discussions, until a successor is elected and assumes the duties of Chairman of the Board and Chief Executive Officer of the Company and USAir. Accordingly, the above-described special committee has suspended its search for a successor.

     The Company stated in 1994 and early 1995 that it sought to reduce its annual operating costs by $1 billion through a combina-tion of labor and other cost reductions. The Company continued its efforts to achieve the desired savings during the third quarter of 1995. The original goal was to achieve half of the savings in non-labor areas and the other half in personnel costs through conces-sion agreements with both unionized and non-union employees, as discussed below. USAir has undertaken various organizational and structural changes, reengineering, and other initiatives, including the capacity reductions discussed below, which are expected to result in at least $500 million of savings during 1995 from otherwise expected levels. The savings are currently expected to increase to approximately $600 million in 1996 from otherwise expected levels. USAir has implemented a plan to cut capacity throughout its system and to emphasize the strengths of its hubs in Pittsburgh, Charlotte, Philadelphia and Baltimore, as well as other major east coast urban centers. The further emphasis on hub operations is aimed at reducing the number of point-to-point flights (flights between cities that are not USAir hubs). In addition, USAir has shifted its focus for transatlantic operations from Charlotte and Pittsburgh to Boston and Philadelphia to take advantage of the larger population bases in those cities. USAir's capacity (ASMs) for full year 1995 is expected to decrease by approximately 4 1/2% from 1994 levels. The capacity reductions are focused on either eliminating redundant or unprofitable routes or replacing jet service with service provided by USAir's regional affiliates using turboprop aircraft. By the end of 1995, USAir expects to have reduced its operating fleet by a net thirty jet aircraft from December 31, 1994 levels through sales, leases, lease returns and groundings. USAir expects that its "right-sizing initiatives" will produce substantial financial benefits which USAir has begun to realize during the second half of 1995.

     USAir has announced that it will phase out the "wet lease" arrangements with British Airways Plc ("BA") during the first half of 1996. Under the wet lease arrangements, USAir has leased three Boeing 767-200ER aircraft, along with cockpit and cabin crews, to BA in order to serve three routes between the U.S. and London. In conjunction with the termination of the wet lease arrangements and related to USAir's relinquishment or divestiture of certain routes to the U.K at the time of implementation of a code sharing arrangement with BA, BA has agreed to pay USAir a total of $47 million in the form of periodic payments commencing with the termination of the three wet leases and continuing annually for nine years. Upon termination of the wet lease arrangements, USAir plans to utilize the returned aircraft in either its long-haul domestic service or for additional international opportunities which it is currently pursuing. USAir has applied to the U.S. Department of Transportation (the "DOT") for authority to begin service between Rome, Italy and Philadelphia with through service to Los Angeles and between Boston and Paris, France. The DOT is expected to select one U.S. airline to serve Italy beginning in the spring of 1996. USAir is one of three U.S. airlines seeking that authority. New U.S. airline service to France is currently constrained by the absence of a bilateral aviation agreement between the U.S. and France. In October 1995, the DOT granted USAir a two-year exemption route authority to operate between Madrid, Spain and both Philadelphia and Boston. USAir plans to commence service from Philadelphia to Madrid in June 1996, depending on Spanish government approval.

     In June 1995, the DOT renewed its approval of the Company's and BA's authority to operate code share service on flights serving 66 U.S. cities. In addition, the DOT approved an expansion of the USAir and BA code share authority to 65 new U.S. cities, Bermuda, Nassau and five Canadian cities. The approval is valid for two years. As of September 30, 1995, USAir had implemented code sharing to 68 of the 136 airports currently authorized by the DOT. BA has publicly announced that its relationship with USAir has contributed over $100 million in additional revenues and cost savings. The Company believes that the benefits to USAir have also been significant. The code share arrangement with BA is an important part of the Company's strategic and long-term objectives.

     The other component of the billion dollar reduction in USAir's costs referred to above is a significant reduction in personnel costs. Accordingly, the Company began negotiating with USAir's organized labor groups in March 1994 with the goal of reducing annual personnel costs by approximately $500 million through voluntary concession agreements involving wage and benefit reductions, improved productivity and other cost savings. During the spring of 1995, the Company reached agreements in principle with each of USAir's major unions, but those tentative agreements were conditioned on, among other things, ratification by the members of each labor group and the approval of USAir Group's stockholders and USAir Group's and USAir's Boards of Directors. These agreements in principle provided for wage and other conces-sions in exchange for equity participation in USAir Group and representation on USAir Group's Board of Directors for USAir's employees. The membership of the Association of Flight Attendants (the "AFA"), which represents USAir's flight attendants, voted not to ratify its agreement in principle, and the other labor groups did not submit the tentative agreements to their membership for ratification. After the agreements in principle were reached, the Company continued negotiations with the Air Line Pilots Association ("ALPA"), which represents USAir's pilots, to try to resolve open issues related to its tentative agreement. However, in late
July 1995, the Company announced that it was ending discussions with the unions on the wage concession and restructuring package due to an impasse on additional key economic and efficiency issues.

     The Company continues to believe that USAir's long-term future depends on reduced costs of operation, including lower personnel costs. The Company remains committed to obtaining the necessary labor cost reductions and intends to pursue its cost-cutting efforts through the collective bargaining process. The contract with the International Association of Machinists (the "IAM") became open for negotiations on October 1, 1995. USAir and the IAM have begun the bargaining process. ALPA's contract will be open for negotiation in May 1996. The contract of the AFA becomes amendable on January 1, 1997. At this early stage it is not possible to predict whether USAir will be successful in achieving its desired personnel cost savings. It is also not possible at this time to predict how long it will take to conclude collective bargaining negotiations, which are subject to procedures mandated by the Railway Labor Act, although these negotiations traditionally take one or more years from the time a contract becomes amendable, as described in the following paragraph.

     Under the Railway Labor Act, a labor contract does not "expire," but rather becomes amendable on a certain date. Thirty days prior to that date, either party to the contract may give notice to the other of its intention to amend the contract, at which point the collective bargaining process begins. If, after a period of negotiations, the parties cannot reach an agreement, a federal mediator from the National Mediation Board is brought in to assist. The process of mediation continues until the National

Mediation Board determines, at its sole discretion, that the parties have reached an impasse. At that point, the parties enter a thirty-day "cooling off" period before either party may employ so-called self-help (e.g., the imposition of contract changes by the company or a strike by the union). While in negotiations and mediation, both parties are bound by the contractual terms that were in effect prior to the commencement of the collective bargaining process.

     As noted above, unless USAir is successful in achieving additional significant cost reductions, USAir Group's and USAir's financial results and future prospects will continue to be adversely affected by USAir's high cost structure amid the low cost, low fare environment which characterizes the domestic airline industry. Southwest Airlines, Inc. ("Southwest"), a low cost, low fare, "no frills" air carrier, has announced that it will begin service to and within Florida in January 1996. Southwest will serve Florida from, among other cities, Baltimore and Indianapolis. USAir offers service to Florida from both of these locations. In addition, Baltimore/Washington International Airport is one of USAir's hub airports. Further, Southwest's planned intra-Florida service will compete directly with USAir's regional affiliates. Southwest is reportedly scheduled to take delivery of an average of 22 new aircraft per year between now and the year 2000. As of June 30, 1995, Southwest had 210 aircraft in its fleet. Southwest could continue to expand into markets served by USAir or its regional affiliates. In early 1995, Southwest announced that it had reached a ten year agreement with its pilots that provides for no wage increases for the first five years, providing for grants of stock options to the pilots instead. Southwest has a significant cost advantage over USAir, particularly with regard to personnel costs.

     ValuJet Airlines, Inc. ("ValuJet"), another low cost, low fare carrier, has recently announced that it has reached an agreement with the McDonnell Douglas Corporation ("McDonnell Douglas") to purchase 50 MD-95 aircraft with deliveries beginning in mid-1999, with options for an additional 50 MD-95 aircraft. Further, ValuJet will reportedly purchase eight other aircraft from McDonnell Douglas before it begins receiving the MD-95 aircraft. These aircraft, if acquired by ValuJet, will likely be employed in the eastern United States and may be used in markets served by USAir or its regional affiliates. As of June 30, 1995, ValuJet had 28 aircraft in its operating fleet. ValuJet also holds a signifi-cant cost advantage over USAir.

     In addition to Southwest and ValuJet, new low cost, low fare airlines, including but not limited to Carnival Air Lines, Inc., Kiwi International Air Lines, Inc., Air South, Inc., AirTran Airways and Eastwind Airlines have initiated or announced plans to initiate service in some markets served by USAir and its regional airline affiliates. Other carriers, including some of the larger carriers, have also developed or indicated their intention to
                                15
develop similar low fare short-haul service, such as United's low cost, low fare operation in the western United States. Delta Airlines, Inc. is reportedly considering starting a low cost, "no frills" short-haul service to compete with airlines such as Southwest and ValuJet. Incursions by Southwest, ValuJet, and other low cost, low fare carriers, have had and are expected to continue to have an adverse affect on USAir's financial condition and results of operations and further emphasize the need for USAir to achieve a significant reduction in personnel costs.

     USAir Group announced in September 1994 that it had elected to defer quarterly dividends on all outstanding series of preferred stock. USAir Group, organized under the laws of the State of Delaware, is subject to statutory restrictions on the payment of dividends according to capital surplus requirements of Delaware law. As of September 30, 1995, the Company's capital surplus was exhausted. Presently, under Delaware law, the Company is legally restricted from paying dividends on all outstanding common and preferred stock issuances. As of September 30, 1995, the Company's capital deficit position, as calculated in accordance with Delaware law, was approximately $130.4 million. In order for the Company to return to a capital surplus position, it must realize substantial profits or increase its equity through other measures, such as the sale of additional common or preferred stock. Even if the Company is successful in restructuring its costs, there can be no assurance when or if preferred dividend payments will resume. As of Septem-ber 30, 1995, the aggregate balance of deferred dividends (includ-ing interest) on the Company's four outstanding series of preferred stock, each of which is cumulative with respect to scheduled dividend payments, was approximately $95.8 million.

     Pursuant to the Company's Investment Agreement with BA, BA has to date invested approximately $400 million in certain preferred stock of USAir Group. The deadline for BA's election to purchase 50,000 shares of Series C Cumulative Convertible Senior Preferred Stock (the "Series C Preferred Stock") and therefore, to elect to make any further investment in USAir Group pursuant to the Investment Agreement, is January 21, 1996. BA has the option to purchase the Series C Preferred Stock for a purchase price of $10,000 per share, to be paid by the payment of $200 million and BA's surrender of the 30,000 shares of Series F Cumulative Convertible Senior Preferred Stock, without par value (the "Series F Preferred Stock"), currently held by a BA affiliate. If BA has not elected to purchase the Series C Preferred Stock by January 21, 1996, then USAir Group may at its option redeem, in whole or in part, the Series F Preferred Stock, and a like percentage of the Series T Cumulative Convertible Exchangeable Senior Preferred Stock, without par value (the "Series T Preferred Stock"), also held by an affiliate of BA, at the higher of market value or the price of $10,000 per share, plus accrued dividends. USAir Group's capital surplus is currently exhausted, as discussed above, and therefore, under Delaware law, USAir Group is subject to certain legal prohibitions on its ability to repurchase or redeem its own
                                16
shares of capital stock for cash or other property. In addition, there exist certain DOT restrictions on additional BA investments in USAir Group.

     Under the terms of the 9 1/4 % Series A Cumulative Convert-ible Redeemable Preferred Stock, without par value, its holder, an affiliate of Berkshire Hathaway Inc. ("Berkshire"), has the right to elect two additional directors to USAir Group's Board of Directors after a scheduled dividend payment has not been made for thirty days. Berkshire has informed the Company that it does not intend to exercise its right at this time. Under the terms of the publicly-held Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), its holders have the right to elect two additional directors to USAir Group's Board of Directors if six quarterly dividends are not paid. That right will become effective on February 15, 1996 if dividends are not resumed prior to that time. If Berkshire were to exercise its right and the holders of the Series B Preferred Stock were to exercise their right to nominate additional directors to the Company's Board of Directors, BA would have the right to designate additional nominees for election as directors to the Company's Board of Directors pursuant to its Investment Agreement with the Company.

     The DOT has completed its study of the Federal Aviation Administration's High Density Traffic Airport Rule, which limits the number of permitted take-offs and landings at four U.S. airports, including New York's LaGuardia Airport ("LaGuardia") and Washington National Airport ("National"). The DOT has indicated that it intends to maintain these limitations. USAir holds a substantial number of take-off and landing slots at LaGuardia and National. These slots are valuable assets and important in USAir's overall strategy.

RESULTS OF OPERATIONS

              Nine Months Ended September 30, 1995
                         Compared With
              Nine Months Ended September 30, 1994

     USAir Group recorded net income of $59.0 million for the first nine months of 1995 compared with a net loss of $362.9 million for the same period of 1994. USAir's net loss of $0.6 million for the first nine months of 1995 represents a $384.1 million improvement versus the results for the same period of 1994.

     The Company's year-over-year improvement in net income reflects a $303.6 million (5.7%) revenue increase coupled with a decrease in operating expenses of approximately $131.3 million (2.4%). Not considering the unusual items recognized in the third quarter of 1994, as discussed further below, the Company's operating costs decreased approximately 1.2% year-over-year. USAir's yield, or revenue per revenue passenger mile, was 4.8% higher for the first nine months of 1995 as compared to 1994.
                                17

     USAir's improved yields have been sufficient to offset the effect on revenues of a 4.1% decrease in passengers year-over-year. Based on current projections, USAir expects that for the fourth quarter of 1995 its yield will be approximately 13% higher than during the fourth quarter of 1994. In addition, the Company expects that USAir's capacity, as measured by available seat miles
(ASMs), will be down approximately 11 1/2% and USAir's unit cost (or operating cost per ASM) will be approximately 12% to 13% higher during the fourth quarter 1995 versus the same time period in 1994, excluding the profit share expense (see "Liquidity and Capital Resources" below). The expected increase in unit costs for the fourth quarter of 1995 is due primarily to the reduction in capacity as well as contractual and longevity wage increases for certain employee groups which became effective in 1995.

     As noted above, USAir's yield has increased throughout 1995 in relation to 1994 and is expected to be significantly higher in the fourth quarter of 1995 versus the fourth quarter of 1994. Nonetheless, the Company believes that for the foreseeable future, while the demand for higher yield "business fares" will remain essentially flat and relatively inelastic, the lower yield "leisure" market, which is affected by the general economy, will remain highly price sensitive. This trend will make it more difficult for the domestic airlines, including USAir, to sustain meaningful yield increases in the long run. Therefore, USAir believes that it must reduce its cost structure in order to ensure long-term financial stability.

     The Company and USAir recognize taxes paid on jet fuel and jet fuel purchases as an other operating expense. In August 1993, federal legislation was enacted that imposed a 4.3 cents per gallon tax on most transportation fuels, including jet fuel, beginning October 1, 1993. However, the airline industry was exempt from this tax until October 1, 1995. Imposition of the jet fuel tax would result in an additional operating expense to USAir of approximately $50 million annually, based on 1995 activity levels. The industry is actively seeking to have the exemption extended or made permanent. In mid-October 1995, the House of Representatives Committee on Ways and Means approved a two year extension of the exemption. The Senate Finance Committee approved a 17 month exemption. The issue is expected to go to conference committee for reconciliation shortly. There can be no assurance that any legislation extending the exemption will be enacted. The Treasury intends to collect the tax unless and until Congress acts to extend or make permanent any extension of the exemption that was in effect until October 1, 1995.

     The Company's financial results for the first nine months of 1994 included several unusual items: (i) a $40.1 million charge primarily related to USAir's decision to cease operations of its remaining Boeing 727-200 aircraft in 1995 (the last operational 727-200 aircraft was retired from service in September 1995); (ii) a $25.9 million charge related to USAir's decision to reduce
                                18
substantially service between Los Angeles and San Francisco in November 1994; (iii) a $28.3 million gain resulting from the sale of certain regional aircraft and assets to Mesa Airlines ("Mesa") and the accounting treatment of the hull insurance recovery on the aircraft lost in the September 1994 accident; and (iv) a $1.7 million restructuring charge related to the sale of certain regional assets to Mesa. The following table indicates where these items appear in the Company's condensed consolidated statements of operations found in Part 1, Item 1A of this report ($ millions, brackets denote expense):

                           Fleet                 Asset
                          (B727-     LAX-SFO    Disposi-
    Line Item              200)      Changes     tions     Total
--------------------      ------     -------    -------   -------
Personnel costs           $    -     $ (0.3)    $    -    $ (0.3)
Aircraft rent              (12.8)         -          -     (12.8)
Aircraft maintenance        (9.1)         -          -      (9.1)
Depr. and amort.            (8.1)     (18.2)         -     (26.3)
Other, net                 (10.1)      (7.4)      (1.7)    (19.2)
                           -----      -----      -----     -----
   Total operating        $(40.1)    $(25.9)    $ (1.7)   $(67.7)
                           =====      =====      =====     =====
Other Income              $    -     $    -     $ 28.3    $ 28.3
                           =====      =====      =====     =====

There are no material unusual items included in the Company's financial results for 1995.

     Operating Revenues - The Company's $236.0 million (4.9%) increase in Passenger Transportation Revenue is primarily the result of USAir's $217.8 million (4.8%) improvement. USAir's passenger traffic, measured by revenue passenger miles ("RPMs"), improved 0.2% over 1994 levels despite a capacity (ASMs) reduction of approximately 2.0% year-over-year. USAir's passenger load factor increased 1.3 percentage points to 64.3%. USAir's yield increased 4.8% as a result of generally higher fare levels in the second and third quarters of 1995 which is partially due to a drop in industry capacity in the eastern United States and less intense low fare competition and fare discounting year-over-year. The Company estimates that its revenues were adversely affected by approximately $50 million in the first quarter of 1994 as a result of severe winter weather in the northeast United States and by approximately $40 million in the third quarter of 1994 due to the two aircraft accidents that occurred during that period. See
Exhibit 99 for USAir operating and financial statistics. The Company's Other Revenue increased $71.3 million (20.3%) largely due to USAir's $51.5 million (14.0%) improvement which includes an increase in frequent traveler program participant fees and increased revenues from aircraft lease arrangements.

     Operating Expenses - The Company's and USAir's Personnel
Costs were relatively flat for the first nine months of 1995 as compared with 1994. USAir's pilots, flight attendants, and mechanics have received contractual salary increases within the past year which were offset overall by efficiencies and lower levels of personnel. Aviation Fuel expense was down $21.8 million (4.4%) mainly due to decreased capacity year-over-year. Jet fuel prices are subject to market changes in response to the pricing of crude oil and the demand for other refined petroleum products (see discussion above related to jet fuel tax legislation). The Company's Commissions expense decreased $14.2 million (3.2%) despite the increase in passenger revenue, due to a change in the rate structure for travel agency commissions that went into effect in early 1995. Aircraft Rent and Other Rent and Landing Fees decreased $20.8 million (5.9%) and $17.6 million (5.4%), respec-tively, due mainly to capacity reductions at USAir. Aircraft Rent expense in 1994 included an unusual charge of $12.8 million related to the phase-out of the 727-200 aircraft (part of the $40.1 million charge discussed above). USAir's operating fleet included 14 fewer leased aircraft at September 30, 1995 than at September 30, 1994. Aircraft Maintenance expense decreased $38.9 million (12.8%) due to USAir's $31.7 million (12.3%) improvement related mainly to fewer aircraft in USAir's operating fleet year-over-year, timing factors and a $7.2 million improvement at the Company's regional airline subsidiaries resulting from the replacement of certain regional aircraft with new models. 1994 activity includes an unusual charge of $9.1 million related to the phase-out of the 727-200 aircraft (part of the $40.1 million charge discussed above). Depreciation and Amortization decreased $22.6 million (7.9%). Excluding unusual items of $26.3 million recorded in 1994, as discussed above, Depreciation and Amortization expense increased approximately $3.7 million (1.4%) year-over-year due to the addition of seven Boeing 757-200 aircraft to USAir's operating fleet during 1995. The Company's Other Expense, net increased $14.1 million (1.2%) and $33.3 million (3.0%) if the unusual items discussed above are excluded from 1994 results. The increase is primarily attributable to increases in expenses associated with increased sales activities and the other revenue category offset by decreases in certain capacity-related expenses. See also the discussion above related to jet fuel tax legislation.

     Other Income (Expense) - The Company's and USAir's Interest Income improved $14.5 million (80.0%) and $13.4 million (71.3%), respectively, as a result of significantly higher cash levels in 1995. The Company's Interest Expense increased $18.5 million (8.8%) mainly as a result of increased levels of debt at USAir and one of the Company's regional airline subsidiaries. Interest Capitalized decreased $0.8 million (9.6%) due mainly to USAir's June 1995 agreement with The Boeing Company ("Boeing") to defer delivery of certain 757-200 aircraft from 1996 to 1998 (see footnote 3 to USAir Group's condensed consolidated financial statements contained in Part 1, Item 1A of this report). The Company's Other, net decreased $1.7 million (4.1%), primarily due
                                20
to gains realized by USAir on aircraft sales during 1995 and the increased income realized by USAir on its computer reservation system investments offset by the $28.3 million gain recognized in the third quarter of 1994, as discussed further above. USAir recognized a gain of $6.0 million during the third quarter of 1995 related to the sale of seven Boeing 737-300 aircraft to the General Electric Capital Corporation ("GECC").

              Three Months Ended September 30, 1995
                          Compared With
              Three Months Ended September 30, 1994

     The Company recorded net income of $43.1 million for the third quarter of 1995 compared with a net loss of $180.1 million for the same period of 1994. The year-over-year improvement in net income reflects a $122.6 million (7.0%) revenue increase coupled with a $125.3 million (6.6%) decrease in operating expenses.

     The results for the third quarter of 1994 include the same unusual items illustrated in the table included with the above discussion of results for the nine months ended September 30, 1995. There are no material unusual items included in the Company's results for the third quarter of 1995.

     Operating Revenues - The Company's Passenger Transportation Revenue increased $91.8 million (5.8%) as a result of USAir's $79.4 million (5.4%) increase. USAir's yield increased 12.0% in the third quarter of 1995 versus the same period in 1994 due to generally higher fare levels quarter-over-quarter which is partially due to a drop in industry capacity in the eastern United States and less intense low fare competition and fare discounting period-over-period. The increase in yield was sufficient to offset the revenue impact of a 5.8% decrease in passenger traffic, as measured by RPMs. In addition, USAir's cost-cutting efforts, including the capacity reductions discussed above, have contributed positively to the improved results. In the third quarter of 1995, USAir's capacity (ASMs), decreased by 9.1% and its capacity utilization (load factor) increased by 2.3 percentage points over the third quarter of 1994. The Company estimates that revenues were adversely affected by approximately $40 million in the third quarter of 1994 due to the two aircraft accidents that occurred during that period. See Exhibit 99 for USAir operating and financial statistics. The Company's Other Revenue improved by $30.8 million (26.4%) largely due to USAir's $21.9 million (17.9%) improvement which includes an increase in frequent traveler program participant fees and increased revenues from aircraft lease arrangements.

     Operating Expenses - The Company's Aviation Fuel expense decreased $20.5 million (11.7%) mainly as the result of USAir's 9.1% decrease in capacity quarter-over-quarter (see discussion above related to jet fuel tax legislation). The Company's Commissions expense decreased $6.1 million (4.3%) despite the
                                21
increase in passenger revenues, due to a change in the rate structure for travel agency commissions which went into effect during February 1995. Aircraft Rent and Other Rent and Landing Fees decreased $16.1 million (12.9%) and $8.4 million (7.4%), respectively, due mainly to capacity reductions at USAir period-over-period. In addition, Aircraft Rent expense in 1994 included an unusual charge of $12.8 million related to the phase-out of the 727-200 aircraft (part of the $40.1 million charge explained above in the discussion of results for the nine months ended Septem-ber 30, 1995). Aircraft Maintenance expense decreased $23.6 million (22.1%) as a result of USAir's $22.4 million (24.1%) decrease which is due mainly to fewer aircraft in USAir's fleet period-over-period, timing factors and the effects of the unusual charge of $9.1 million recorded in the third quarter of 1994 related to the phase-out of 727-200 aircraft from USAir's operating fleet (part of the $40.1 million charge explained above in the discussion of results for the nine months ended September 30,
1995). Depreciation and Amortization expense decreased $25.4 million (22.4%). Excluding unusual items totaling $26.3 million recorded in 1994 (part of the $40.1 million and the $25.9 million charges explained above in the discussion of results for the nine months ended September 30, 1995), Depreciation and Amortization expense increased $0.9 million (1.0%) quarter-over-quarter due mainly to the addition of seven Boeing 757-200 aircraft to USAir's operating fleet during 1995. The Company's Other Expense, net is $17.3 million (4.4%) lower than 1994 but relatively unchanged if the unusual items recorded in the third quarter of 1994 totaling $19.2 million are excluded (see the explanation of the 1994 unusual items explained above in the discussion of results for the nine months ended September 30, 1995). Increases in sales-related expenses and expenses related to the other revenue category have been largely offset by decreases in capacity-related expenses. See also the discussion above related to jet fuel tax legislation.

     Other Income (Expense) - The Company's and USAir's Interest Income improved $6.1 million (81.5%) and $5.7 million (74.6%), respectively, as a result of significantly higher cash levels in 1995. The Company's Interest Expense increased $4.0 million (5.7%) as a result of increased levels of debt at USAir and one of the Company's regional airline subsidiaries. Interest Capitalized decreased $3.7 million (83.1%) due to USAir's June 1995 agreement with Boeing to defer delivery of certain aircraft from 1996 to 1998 (see footnote 3 to USAir Group's condensed consolidated financial statements contained in Part 1, Item 1A of this report). Other, net is $16.7 million unfavorable versus prior year results primarily due to gains realized by USAir on the aircraft sales to GECC and the increased income realized by USAir on its computer reservation system investments offset by the $28.3 million gain discussed above recorded in the third quarter of 1994.

Liquidity and Capital Resources

     Cash provided by operations was $474.8 million for the first nine months of 1995. As of September 30, 1995, Cash and Cash Equivalents totaled approximately $865.5 million, including approximately $118 million net proceeds from asset sales. Pursuant to a resolution of its Board of Directors, the Company is required to repurchase, defease, or redeem with net proceeds from asset sales USAir's $76 million of 12 7/8% senior debentures due April 1, 2000 outstanding at September 30, 1995; although the resolution does not specify a date for this action to occur, the Company currently intends to redeem these debentures as soon as practica-ble. In addition to the Company's Cash and Cash Equivalents of $865.5 million, USAir had $159.2 million which was deposited in trust accounts to collateralize letters of credit or workers compensation policies and classified as "Other Assets" as of September 30, 1995.

     The Company and USAir are highly leveraged. In order to meet debt service, lease rental payments and other obligations and to finance daily operations, the Company and USAir require substantial liquidity and working capital. Developments beyond the control of the Company and USAir might occur which could have a material adverse affect on the Company's prospects, liquidity and financial condition, including a downturn in the economy, adverse regulatory changes, intensified or prolonged industry fare discounting, substantial increases in jet fuel prices or jet fuel taxes, adverse weather conditions, negative public perception regarding safety, or further incursions by low cost, low fare carriers in USAir's markets.

     However, based on current projections, the Company expects that its cash balance will be more than sufficient to meet its liquidity requirements for the remainder of 1995 and for 1996. Depending on market, economic and other factors, the Company's expectations of liquidity are subject to change. In addition, the Company has entered into agreements to sell four Boeing 737-300 aircraft during the fourth quarter of 1995. Net proceeds from these sales are expected to be approximately $61.7 million.

     In exchange for temporary wage and salary reductions and
other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits conces-sions and the freeze of the defined benefit plan for non-contract employees, affected employees participate in a profit sharing program and have been granted options to purchase USAir Group common stock. The profit sharing program is designed to recompense those employees whose pay had been reduced in an amount equal to
(i) two times salary foregone plus; (ii) one times salary foregone (subject to a minimum of $1,000) for the freeze of the pension plans for non-contract employees. For each year the profit sharing program is in effect, pre-tax profits, as defined in the program, of USAir Group, are to be distributed to participating employees as
                                23
follows: 25% of the first $100 million in pre-tax profits; 35% of the next $100 million in pre-tax profits; and 40% of the pre-tax profits exceeding $200 million. Calculation of pre-tax profit under the profit sharing plan excludes Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("FAS 106") charges and certain unusual items. This program will be in effect until USAir employees are recompensed for salary and pension benefits foregone. Because the Company is expected to record a pre-tax profit for full year 1995, it has begun to record charges related to an anticipated payout under the plan provisions for 1995. Under the terms of the plan, the cash payout for 1995 will be made in the first quarter of 1996.

     In February 1995, the National Transportation Safety Board (the "NTSB") proposed new requirements for U.S. commercial aircraft flight data recorders. The Federal Aviation Administration (the "FAA") has indicated that it would be physically impossible and excessively costly for airlines to comply with an NTSB-proposed December 31, 1995 deadline related to Boeing 737-300 aircraft and has declined to require U.S. airlines to comply with the proposed deadline. The FAA is expected to make a final proposal on the new requirements by the end of 1995. The ultimate requirements could involve a significant capital outlay by USAir. However, the timing of expenditures and ultimate cost of the program cannot be determined until the FAA completes its rulemaking.

     Investing activities during the first nine months of 1995 included cash inflows of $154.2 million from disposition of assets (primarily from nine Boeing 737-300 aircraft which were sold), offset by a $105.3 million cash outflow for the acquisition of assets ($49.7 million cash payments related to new 757-200 aircraft and $55.6 million cash payments related to the purchase of rotables, hush kits, and various ground support equipment). Net cash provided by investing activities during the first nine months of 1995 was $69.8 million.

     Financing activities during the first nine months of 1995 included $118.2 million of debt payments, partially offset by $8.3 million in cash proceeds from the sale of the Company's common stock to an employee benefit plan stock fund and new debt of $1.2 million incurred at one of the Company's regional airline subsid-iaries. In addition, the Company incurred debt of $162.1 million associated with the delivery of seven new Boeing 757-200 aircraft and scheduled aircraft progress payments for future deliveries during the first nine months of 1995. USAir also rescheduled the due date of $70.8 million of previously satisfied aircraft purchase deposits into the future resulting in a reduction of both debt and equipment deposits (see Note 3 to the Company's condensed consoli-dated financial statements included in Part 1, Item 1A of this report for additional information). The $162.1 million and $70.8 million amounts are reflected as non-cash activity in USAir Group's Condensed Consolidated Statements of Cash Flows found in Part 1,
                                24

Item 1A of this report because USAir experienced an increase or decrease in fixed assets or equipment deposits concurrently with the increase or decrease in debt. In early July, USAir accepted the last 757-200 scheduled for delivery in 1995.

     At September 30, 1995, USAir Group's ratio of current assets to current liabilities was 0.66 to 1 and the debt component of USAir Group's capitalization structure was greater than 100% (also greater than 100% if the three series of mandatorily redeemable preferred stock are considered to be debt) due to a net capital deficiency.









               (this space intentionally left blank)

                    Part II.  Other Information


Item 1.  Legal Proceedings

     In October 1995, USAir terminated for cause an agreement with In-Flight Phone Corporation ("IFPC"). IFPC was USAir's provider of on-board telephone and interactive data systems (the "IFPC System"). The agreement contemplated the eventual installation of the IFPC System on approximately 380 USAir aircraft. The IFPC System had been installed on approximately 80 aircraft prior to the date of termination of the agreement. IFPC has threatened suit against USAir claiming, among other things, that USAir wrongfully terminated the IFPC agreement and that IFPC will suffer irreparable harm. IFPC has stated that it will seek equitable relief and damages. IFPC's claim is for in excess of $180 million. USAir believes that its termination was appropriate and that it is owed in excess of $1.6 million by IFPC. MCI Communications Corporation ("MCI"), a major investor in IFPC, has made proposals to the Company as an inducement for USAir to rescind its termination of the agreement. The Company is evaluating these proposals.
However, USAir is unable to predict at this time the result of its discussions with MCI and IFPC or the ultimate resolution or potential financial impact on USAir's financial condition and results of operations of this potential lawsuit.

     In July 1995, USAir received a Civil Investigative Demand (a "CID") from the U.S. Department of Justice (the "DOJ") requiring USAir to produce certain information pertaining to what the DOJ called "possible predatory behavior" toward ValuJet Airlines and Nations Air Express in certain city pairs. USAir has complied with the requirements of the CID. USAir believes that its scheduling and pricing are legitimate competitive responses to these new entrants and that there is no basis in law or fact for a finding of predation. On November 2, 1995, the Company's counsel was advised by the DOJ that the investigation had been closed.

     In February and March 1995, several class action lawsuits were filed in various federal district courts by travel agencies and a travel agency trade association alleging that most of the major U.S. airlines, including USAir, violated the antitrust laws when they individually capped travel agent base commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. The lawsuits have been consolidated in the federal district of Minnesota. The plaintiffs are seeking unspecified treble damages for restraint of trade. The case is expected to go to a jury trial next year. While USAir believes that its actions in establishing a commissions cap were in full compliance with the antitrust laws, USAir is unable to predict at this time the ultimate resolution of the litigation or the potential impact on USAir's financial condition and results of operations.

     For information on certain additional pending legal proceed-ings see Part I. Item 3. - "Legal Proceedings" in the combined Annual Report of USAir Group and USAir on Form 10-K for the year ended December 31, 1994 and Part II. Item 1. - "Legal Proceedings" in the combined Quarterly Reports of USAir Group and USAir on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

Item 3.  Defaults Upon Senior Securities

     The Company is currently in a capital deficit position. Presently, under Delaware law, the Company is legally restricted from paying dividends. The Company deferred quarterly dividend payments on all outstanding series of its preferred stock beginning with payments due September 30, 1994. The outstanding issues of preferred stock are: 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") owned by affiliates of Berkshire Hathaway, Inc.; Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock") and Series T Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T Preferred Stock") owned by an affiliate of British Airways Plc; and Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") which is publicly held.

     The redemption value of the Series A Preferred Stock at September 30, 1995 was $402.3 million (face amount of $358.0 million plus deferred dividends and interest thereon of $44.3 million). The redemption values of the Series F and T Preferred Stock at September 30, 1995 were $323.4 million (face amount of $300.0 million plus deferred dividends and interest thereon of $23.4 million) and $107.8 million (face amount of $100.7 million plus deferred dividends and interest thereon of $7.1 million), respectively. The liquidation preference of the Series B Preferred Stock was $234.1 million (face amount of $213.2 million plus deferred dividends of $20.9 million) at September 30, 1995. There can be no assurance when or if preferred dividend payments will resume.

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

Designation                      Description

  3.1 Restated Certificate of Incorporation of USAir Group (incorporated by reference to Exhibit 3.1 to USAir Group's Registration Statement on Form 8-B dated Janu-ary 27, 1983), including the Certificate of Amendment dated May 13, 1987 (incorporated by reference to
             Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended March 31,
             1987), the Certificate of Increase dated June 30, 1987 (incorporated by reference to Exhibit 3 to USAir Group's and USAir's Quarterly Report on Form 10-Q for
                                27
             the quarter ended June 30, 1987), the Certificate of Increase dated October 16, 1987 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987), the Certificate of Increase dated August 7, 1989 (incorporated by reference to Exhibit
             3.1 to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989), the Certificate of Increase dated April 9, 1992 (incorporated by refer-ence to Exhibit 3.1 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended Decem-ber 31, 1992), the Certificate of Increase dated January 21, 1993 (incorporated by reference to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1992), and the Certificate of Amendment dated May 26, 1993 (incorporated by refer-ence to Appendix II to USAir Group's Proxy Statement dated April 26, 1993).

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

  4.3 Certificate of Designation of Series B Cumulative Convertible Preferred Stock of USAir Group (incorpo-rated by reference to Exhibit 3.3 to Amendment No. 4
                                28
             to USAir Group's Registration Statement on Form S-3 (Registration No. 33-39540) dated May 17, 1991).

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

  10.10 Employment Agreement between USAir and its Chief Executive Officer (incorporated by reference to Exhibit 10.10 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
             1994).

  10.11 Employment Agreement between USAir and its President and Chief Operating Officer (incorporated by reference to Exhibit 10.11 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
             1994).

  10.12 Employment Agreement between USAir and its Executive Vice President-Marketing (incorporated by reference to Exhibit 10.12 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31,
             1994).

  10.13 Employment Agreement between USAir and its Executive Vice President and General Counsel (incorporated by
                                30
             reference to Exhibit 10.13 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1994).

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

  10.17 Investment Agreement dated as of January 21, 1993 between USAir Group and British Airways Plc (incor-porated by reference to Exhibit 28.1 to USAir Group's and USAir's Current Report on Form 8-K filed on Janu-ary 28, 1993, as amended by Amendment No. 1 on Form 8 filed on April 13, 1993).
                                31

  10.17(a) Amendment dated as of February 21, 1994 to the Invest-ment Agreement dated as of January 21, 1993 between USAir Group and British Airways Plc (incorporated by reference to Exhibit 10.13(a) to USAir Group's Annual Report on Form 10-K for the year ended December 31,
             1993).

   11 Computation of Primary and Fully Diluted Earnings Per Share for the three months and nine months ended
             September 30, 1995 and 1994 for USAir Group, Inc.

   27(a)     Financial Data Schedule for USAir Group, Inc.

   27(b)     Financial Data Schedule for USAir, Inc.

   99 Airline Operating Statistics for the three months and nine months ended September 30, 1995 and 1994 for USAir, Inc.


B.  Reports on Form 8-K

    Date of Report                Subject of Report

    September 5, 1995    News Release dated September 5, 1995 of
                         USAir Group, Inc., announcing that it
                         expects to report a pretax profit for the third quarter of 1995 and, barring any unforseen events, for the full year as well.

    October 3, 1995      News Release dated October 2, 1995 of
                         USAir Group, Inc., announcing that it has had preliminary conversations with both
                         American Airlines and United Airlines
                         concerning possible strategic relation-
                         ships, up to and including acquisition of USAir.

    October 18, 1995     News release dated October 18, 1995 of
                         USAir Group, Inc. and USAir, Inc., with
                         consolidated statements of operations for each company for the three months and nine months ended September 30, 1995 and 1994 and a supplemental schedule for each company.

                            Signatures




     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        USAir Group, Inc.
                                          (Registrant)



Date:  November 9, 1995       By:       /s/John W. Harper
                                   -----------------------------
                                          John W. Harper
                                   Senior Vice President-Finance
                                    and Chief Financial Officer



                                           USAir, Inc.
                                          (Registrant)



Date:  November 9, 1995       By:       /s/John W. Harper
                                   -----------------------------
                                          John W. Harper
                                   Senior Vice President-Finance
                                    and Chief Financial Officer