Form 10-K405
period 1995-12-31
USAIR GROUP INC; USAIR INC
filed 1996-03-29
CIK 701345, 714560

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549


                            FORM 10-K


                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                   SECURITY EXCHANGE ACT OF 1934

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 31, 1995

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

                                           Name of each exchange
Registrant         Title of each class      on which registered
----------         -------------------    ----------------------
USAir Group, Inc.  Common Stock, par      New York Stock Exchange
                     value $1.00 per
                     share

                   Preferred Share        New York Stock Exchange
                     Purchase Rights
                     expiring 1996

                   Depositary Shares,     New York Stock Exchange
                     each representing
                     1/100 of a share
                     of $437.50 Series
                     B Cumulative Con-
                     vertible Preferred
                     Stock


	Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) have been subject to such filing requirements for the past 90 days.
         Yes        x                     No
              -------------                  -------------

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the regis-trants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

	The aggregate market value of the voting stock of USAir Group, Inc. held by non-affiliates on February 29, 1996 was approximately $1,667,450,000. On February 29, 1996, there were outstanding approximately 63,460,000 shares of Common Stock of USAir Group,
Inc. and 1,000 shares of Common Stock of USAir, Inc.

	The registrant USAir, Inc. meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

Item                               Document Incorporated
of Form 10-K:                           By Reference
-----------------------       ----------------------------------

Part III, Items 10, 11,
  12 and 13				Proxy Statement* (excluding there-
from the subsections entitled "Re-
port of the Compensation and Bene-
fits Committee of the Board of Di-
rectors" and "Performance Graph")


-------------------------------
  Refers to the definitive Proxy Statement of USAir Group, Inc., to be filed pursuant to Regulation 14A, relating to the Annual
Meeting of Stockholders of USAir Group, Inc. to be held on May 22, 1996.

                        USAir Group, Inc.
                               and
                           USAir, Inc.
                           Form  10-K
                   Year Ended December 31, 1995

                        TABLE OF CONTENTS


Part I                                                       Page

  Item 1.     Business                                          1

     Strategy                                                   2
     Capacity and Route Rationalization                         3
     Enhanced Customer Service, Performance and Reliability     4
     Cost Reductions                                            5
     General Industry Conditions                                7
     Significant Impact of Low Cost, Low Fare Competition       8
     Industry Restructuring and Cost-Cutting                    9
     Deferral of Dividends by USAir Group                      11
     Likelihood of No Future Investments by British Airways    12
     Executive Officers                                        13
     Employees                                                 15
     Historical Cost Reduction Programs                        17
     ALPA Contract:  Effects of a Change of Control of USAir
        Group or USAir                                         19
     Unionizing Efforts                                        20
     Status of USAir's Labor Agreements                        21
     Frequent Traveler Program                                 21
     Computerized Reservation Systems                          22
     Maintenance Marketing Joint Venture with BA               22
     Jet Fuel                                                  22
     Insurance                                                 23
     Industry Regulation and Airport Access                    24
     British Airways Investment Agreement                      26
     Terms of the Series F Preferred Stock                     26
     DOT Order Regarding BA's Investment in USAir Group        27
     Board Representation                                      28
     U.S.-U.K. Routes                                          28
     Code Sharing                                              29
     Provisions Regarding Additional BA Investments; BA
        Announcement Regarding No Additional Investment
        in USAir Group                                         30
     Terms of the Series C Preferred Stock and Series E
        Preferred Stock                                        31
     Terms of BA Common Stock                                  31
     Certain Governance Matters                                32
     Miscellaneous                                             34
     Operating Statistics                                      35

                        TABLE OF CONTENTS
                           (Continued)





Part I (continued)                                           Page

  Item 2.     Properties                                       36

     Flight Equipment                                          36
     Ground Facilities                                         38
     Terminal Construction Projects                            38

  Item 3.     Legal Proceedings                                40

  Item 4.     Submission of Matters to a Vote
                   of Security Holders                         44


Part II

  Item 5A.    Market for USAir Group's Common Equity
                 and Related Stockholder Matters               45

  Item 5B.    Market for USAir's Common Equity and
                 Related Stockholder Matters                   46

  Item 6.     Selected Financial Data                          47


  Item 7.     Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                 49

  Item 8A.    Financial Statements and Supplementary
                 Information - USAir Group, Inc.               76

  Item 8B.    Financial Statements and Supplementary
                 Information - USAir, Inc.                    125

  Item 9.     Changes In and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                         162

                        TABLE OF CONTENTS
                           (Continued)






Part III                                                     Page

  Item 10.    Directors and Executive Officers of
                 USAir Group, Inc.                            162

  Item 11.    Executive Compensation                          162

  Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management                        162

  Item 13.    Certain Relationships and Related
                 Transactions                                 162


Part IV

  Item 14.    Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                      163
              Financial Statements - USAir Group, Inc.        163
              Financial Statements - USAir, Inc.              163
              Financial Statement Schedules                   163
              Reports on Form 8-K                             164
              Exhibits                                        164


Signatures

              USAir Group, Inc.                               170
              USAir, Inc.                                     173

                               Part I

Item 1.	Business

	USAir Group, Inc. ("USAir Group" or the "Company") is a corporation organized under the laws of the State of Delaware. The Company's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 418-5306). USAir Group's primary business activity is ownership of all the common stock of USAir, Inc. ("USAir"), Allegheny Airlines, Inc. (formerly Pennsylvania Commuter Airlines, Inc.) ("Allegheny"), Piedmont Airlines, Inc. ("Piedmont") (formerly Henson Aviation, Inc.), PSA Airlines, Inc. ("PSA") (formerly Jetstream International Airlines, Inc.), USAir Fuel Corporation ("USAir Fuel"), USAir Leasing and Services, Inc. ("USAir Leasing and Services") and Material Services Company, Inc. In May 1987, the Company acquired Pacific Southwest Airlines, which merged into USAir on April 9, 1988. In November 1987, the Company completed its acquisition of Piedmont Aviation, Inc., which merged into USAir on August 5, 1989.

	USAir, a certificated air carrier engaged primarily in the business of transporting passengers, property and mail, is the Company's principal operating subsidiary, and accounted for approximately 93% of USAir Group's operating revenues for the fiscal year ended December 31, 1995. USAir enplaned more than 57 million passengers in 1995 and is the fifth largest United States air carrier ranked by revenue passenger miles ("RPMs") flown. As of December 31, 1995, USAir provided regularly scheduled jet service through 108 airports to approximately 143 cities in the continental United States, Canada, Mexico, France, Germany, and the Caribbean. USAir's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 418-7000), and its primary connecting hubs are located at the Pittsburgh, Charlotte/Douglas, Philadelphia and Baltimore/Washington Interna-tional ("BWI") Airports. As discussed below in "Significant Impact of Low Cost, Low Fare Competition," a substantial portion of USAir's RPMs are flown within or to and from the eastern United States. USAir also maintains significant operations at major airports in the large east coast population centers of Boston, New York City (LaGuardia Airport ("LaGuardia") and Washington, D.C. National Airport ("Washington National"). When measured by departures, USAir is the largest or second largest airline at each of the foregoing airports and is the predominant air carrier in many smaller eastern cities, such as Albany, Buffalo, Hartford, Providence, Richmond, Rochester and Syracuse. In addition, USAir is the leading airline from the Northeast to Florida. For fiscal year 1995, approximately 36% of all scheduled flights on the east coast of the United States were USAir flights. Approximately 64% of USAir's flights and 44% of its available seat miles ("ASMs") are represented by intra-east coast flying.

	USAir has an important international alliance with British Airways plc ("BA"), a major investor in USAir Group. As of December 31, 1995, the two air carriers had implemented code sharing from 70 of the 138 airports currently authorized by the United States Department of Transportation ("DOT"). The USAir/BA alliance also extends to the sharing of ground services at certain airports and joint cooperation in areas such as product branding, cargo services, jet fuel purchasing, frequent traveler programs and maintenance services.

	USAir also code shares with eleven regional airline affiliates operating under the "USAir Express" trade name. USAir Group owns three of the USAir Express carriers-Piedmont, Allegheny, and PSA. Through its service agreements, USAir provides reservations and, at certain stations, ground support services, in return for service fees. The USAir Express network feeds traffic into USAir's route system at several points, including its major hub operations at Pittsburgh, Charlotte, Philadelphia and BWI. At December 31, 1995, USAir Express carriers served 176 airports in the United States, Canada and the Bahamas, including 76 also served by USAir. During 1995, USAir Express' combined operations enplaned approximately 9.6 million passengers, over half of whom connected to USAir flights. USAir also has a management agreement and code shares with Shuttle, Inc. operating under the name "USAir Shuttle." The USAir Shuttle operates frequent service between LaGuardia and Boston and between LaGuardia and Washington National.

	In January 1996, Stephen M. Wolf was appointed Chairman and Chief Executive Officer of USAir and of USAir Group. Mr. Wolf succeeds Seth E. Schofield, who retired after 38 years with USAir. Mr. Wolf has been a senior executive at United Airlines, Inc. ("United"), The Flying Tiger Line Inc. ("Flying Tigers"), Republic Airlines, Inc., Continental Airlines, Inc. ("Continental"), Pan American World Airways and American Airlines, Inc. ("American"). In addition, in February 1996, USAir announced the executive appointments of Rakesh Gangwal as President and Chief Operating Officer of USAir and USAir Group and Lawrence M. Nagin as Executive Vice President - Corporate Affairs and General Counsel of USAir and USAir Group. Mr. Gangwal has been a senior officer at Air France and United and Mr. Nagin has held senior positions at United and Flying Tigers.

Strategy

	USAir Group recorded net income of $119.3 million in 1995, its first profitable year since 1988. From 1989 through 1994, USAir
Group incurred substantial losses. Its results of operations have been adversely affected by, among other factors, the growth of low cost, low fare competition, particularly in 1994, and its unit costs, which are among the highest of United States air carriers. USAir Group is striving to improve its profitability and respond to the competitive environment that characterizes the United States airline industry by:

	-	Rationalizing the level and geographic distribution of
USAir's capacity;

	- 	Improving USAir's product and delivery; and

	- 	Reducing capital requirements and operating costs.

Capacity and Route Rationalization

  	Beginning in the spring of 1995, USAir instituted a signifi-cant rationalization of its capacity and routes with the goal of reducing less profitable non-hub (point-to-point) flying, emphasiz-ing the quality of departures versus the quantity of flights, reducing excess capacity in strong markets and replacing low demand jet service with modern turboprop aircraft operated by USAir Express. The effect of USAir's rightsizing plan has been a reduc-tion in the number of USAir's departures and its capacity. In the second half of 1995, departures decreased by 17% and capacity (as measured by ASMs) decreased 10.8% compared to the second half of 1994. Although USAir's traffic also declined as a result of this plan, USAir was successful in retaining a significant portion of the revenue and traffic from eliminated flights. In the second half of 1995, USAir achieved a record load factor of 66.2%. For the full year 1995, USAir's load factor also set a record at 64.7%. For fiscal year 1995, USAir's departures, capacity and traffic were down by 10%, 4.7% and 0.9%, respectively. In addition, by December 31, 1995, USAir non-hub flying represented less than 10% of its total flying, compared to approximately 18% at December 31, 1994.

	USAir has been seeking to broaden its route portfolio by leveraging its strong east coast franchise into expanded transcon-tinental and international service from the eastern United States. By diversifying its route structure in this way, USAir can enhance its long-haul service and increase its average length of haul. Increasing its average length of haul will enable USAir to increase the average value of tickets sold and reduce the unit cost of serving each passenger. In 1995, USAir's average length of haul increased 4.1% to 664 miles from 638 miles in 1994. Domestically, USAir has added more flights to the west coast from its hubs. In 1995, USAir retired, sold, returned or otherwise disposed of 37 operating aircraft while adding seven Boeing 757-200s - an aircraft more suitable for transcontinental operations. At December 31, 1995, USAir operated 34 Boeing 757-200 aircraft and had orders for eight additional 757-200 aircraft to be delivered in 1998.

	Internationally, USAir has expanded service to the Caribbean and has re-aligned its international routes in an effort to further develop Philadelphia and Boston as transatlantic gateways. In this regard, the DOT recently granted USAir a two-year exemption authority to operate to Madrid, Spain from both Philadelphia and Boston. USAir intends to begin service to Madrid from Philadelphia on June 15, 1996. In addition, USAir recently re-aligned its Frankfurt service. It increased the number of weekly flights from the East Coast from 14 to 21 in June 1995 for the summer season and introduced non-stop service from Philadelphia and Boston. In February 1996, USAir received final approval from the DOT to serve Munich, Germany from Philadelphia. USAir will inaugurate its service to Munich on May 23, 1996. The number of weekly USAir flights to Germany will increase to 28 by mid-1996. In February 1996, the DOT issued a show cause order granting USAir authority to institute service to Rome, Italy from Philadelphia with through service from Los Angeles. Pending final approval, USAir intends to inaugurate its service to Rome on June 1, 1996. USAir estimates that its transatlantic capacity in 1996 (as measured by ASMs) will increase by approximately 54% compared to 1995. USAir believes that the further development of international service from Philadelphia and Boston will enable it to achieve a competitive advantage by leveraging USAir's existing domestic network with the strong local transatlantic demand and the favorable geographic position of these cities.

	USAir has begun to phase out the "wet lease" arrangements with BA. One of the three wet leased Boeing 767-200ER aircraft was returned to USAir in December 1995 and a second was returned in February 1996. The remaining aircraft will be returned to USAir in May 1996. Under the wet lease arrangements, USAir leased three
Boeing 767-200ER aircraft, along with cockpit and cabin crews, to BA in order to serve three routes between the U.S. and London. Upon termination of the wet lease arrangements, USAir plans to utilize the returned aircraft as part of USAir's planned expansion of international service, as discussed above. BA did not exercise its right on January 21, 1996 to purchase additional preferred stock in USAir Group, as discussed below in "British Airways Investment Agreement Provisions Regarding Additional BA Investments, BA Announcements Regarding No Additional Investment in USAir Group."

	USAir's reduction in jet aircraft and its continuing efforts to reduce costs and enhance revenue by eliminating less profitable routes have resulted in the cessation of or reduction in jet flying between certain city pairs. In some cases, existing or former jet routes have been turned over to USAir Express with the goal of maintaining portions of the revenue base (particularly the hub connecting traffic) with lower cost operations.

	In 1992, USAir reached an agreement with the creditors of the Trump Shuttle to manage and operate the Trump Shuttle under the name "USAir Shuttle" for a period of up to ten years. Under the agreement, USAir Group has an option to purchase the shuttle operation on or after October 10, 1996 with an exclusive right to do so until April 10, 1997. USAir believes that the USAir Shuttle fosters traveler loyalty towards USAir because of the USAir
Shuttle's participation in USAir's Frequent Traveler Program
("FTP").

Enhanced Customer Service, Performance and Reliability

	USAir has undertaken a number of initiatives to build brand loyalty among its customers with the goal of maintaining and enhancing its traditional unit revenue premiums over its competi-tors. USAir also hopes to increase its market share of business travelers and long-haul customers. The initiatives include:

	Focus on Business Traveler - USAir is expanding the first-class cabins on long-range Boeing 737-Series and 757-200 aircraft, expanding "business centers" in certain airports, upgrading certain USAir Club facilities and replacing USAir's on-board phone system to improve service. USAir also improved business passenger accessibility to the First Class cabin through expansion of a program which lets a passenger sit in First Class for the price of a full fare coach ticket. This product is now in most transconti-nental markets that USAir serves. USAir also believes that the introduction of its personal travel software, "Priority Travel-Works", will appeal to many high-volume business travelers by providing users with more information and greater control over their travel arrangements.

	Technology and New Facilities - In addition to "Priority TravelWorks," USAir is investing in technology to positively affect its marketing, operational performance and customer services. USAir plans to commence "ticketless travel" (i.e., electronic ticketing) in 1996 in order to cut distribution costs and increase travelers' convenience. In addition, USAir is exploring self-ticketing machines which, if expanded from the test phase, could further reduce distribution costs and save time for USAir's customers. USAir has also implemented a new inventory management system that allows it to better allocate seats within fare levels to maximize revenues. USAir has created a state-of-the-art operations control center in Pittsburgh. The center improves operational decision-making by more closely coordinating all flight-related functions such as dispatching, aircraft routing, maintenance and technical support, crew scheduling and passenger services.

	Improved Service Levels - USAir has improved both its operational performance and attention to customer services. In 1994, USAir ranked ninth in on-time performance among the ten major United States airlines. USAir improved its on-time performance to place among the top three airlines in each of the first three quarters of 1995. USAir is also implementing customer service enhancements in its international operations and is investing in the training and development of its customer service employees through a "Core Curriculum Training Program."

	Safety - USAir recently implemented several additional safety initiatives. In November 1994, USAir created a new position of Vice President-Corporate Safety and Regulatory Compliance. In
1995, USAir established a committee of its board of directors, the Safety Committee, which has oversight of all corporate safety matters. In addition, USAir retained an aviation consulting firm, to conduct a full audit of USAir's safety operations. The audit was completed in early 1995. In the opinion of the safety auditors, USAir was being operated safely in compliance with Federal Aviation Administration ("FAA") regulations.

Cost Reductions

	Although USAir has recently demonstrated significantly improved financial performance, USAir believes that it must continue to lower its costs (including personnel costs) in order to compete effectively in a low fare environment.

  	Operating Costs - USAir, whose operating costs are the highest among the major U.S. airlines, is actively pursuing several initiatives in an effort to reduce these costs significantly. USAir is working to achieve or has already achieved substantial cost savings through a combination of organizational and structural changes, reengineering and other initiatives including: centraliza-tion of its purchasing functions; realignment of customer services; improvements in operations performance to increase crew productivi-ty; outsourcing of cargo and communications; and reengineering of its maintenance operations, finance, reservations, purchasing, accounts payable, payroll and human resources functions.

	USAir has also taken other cost-cutting actions. In October 1995, USAir closed its Reno, Nevada reservations office as part of its long-term strategy to reduce costs and improve productivity. The closing affected approximately 260 employees. USAir believes that the reservations office in San Diego is adequate to handle west coast customers as well as overflow calls from the East during irregular operations. USAir reduced the number of daily departures at Newark International Airport from 51 as of December 31, 1994 to 14 by December 1995. The changes have resulted in lower staffing levels in customer service and maintenance.

	In February 1995, USAir and several other major U.S. carriers, including Delta Airlines, Inc. ("Delta"), American, Northwest
Airlines, Inc. ("Northwest") and United, imposed limits on the base commissions they pay travel agents for domestic air fares. See
"Industry Restructuring and Cost-Cutting." The new limits on commissions are designed to reduce one of the airlines' largest expenses. USAir has experienced cost savings due to the new commission limits.

	In March 1994, in an attempt to reduce its annual labor personnel costs by approximately $500 million through concession agreements involving wage and benefit reductions, improved productivity and other cost savings, USAir Group began negotiating with the unions that represent certain of USAir's employees. USAir's wages and benefits are the largest single component of its operating costs (approximately 41% for 1995). In late July 1995, USAir Group announced that it was ending discussions with the unions on a wage concession and restructuring package and that it would concentrate on reducing USAir's labor costs through tradi-tional collective bargaining. See "Employees" USAir remains committed to obtaining labor cost reductions.

	Aircraft Commitments - In an attempt to reduce aircraft ownership costs, facilitate its capacity rationalization plan and reduce its fleet size and number of fleet types, USAir has deferred certain new aircraft deliveries, pursued the sale or lease of certain jet aircraft and declined to renew leases for certain other aircraft upon lease expiry. In 1995, USAir sold, leased, retired or disposed of 37 operating aircraft (including the sale of thirteen Boeing 737-300 aircraft) and eliminated all Boeing 727-200s from its operating fleet. USAir recorded a small financial statement gain from the sales of the above-described 737-300 aircraft to leasing companies. USAir intends to retire or return to the lessors additional Fokker F28-4000s and Douglas DC-9-30s in 1996 and 1997.

	USAir's fleet rationalization plan has complemented its goals to reduce commitments for new jet aircraft. USAir has no current plans to add new aircraft to its fleet until January 1998. In May 1994, USAir reached an agreement with The Boeing Company ("Boe-ing"), to reschedule the delivery of 40 737-Series aircraft from the 1997 through 2000 time period to the years 2003 through 2005.
As part of the same agreement, USAir relinquished all of its options to purchase 737-Series, 757-Series and 767-Series aircraft during the 1996 through 2000 time period. In June 1995, USAir reached agreements with Boeing and Rolls Royce plc ("Rolls Royce") to reschedule the delivery dates for eight 757-200 aircraft from 1996 to 1998. As a result, USAir's capital commitments have been substantially reduced for the 1996 to 2000 time period. In addition, with application of the proceeds from the sale of Enhanced Equipment Notes in early 1996 (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"), USAir has committed financing for a substantial portion of the purchase price for each of the scheduled 1998 deliveries.

	In May 1991, USAir ceased operating its fleet of British Aerospace BAe-146 ("BAe-146") aircraft and USAir has not resumed operation of these aircraft. USAir owns one and leases 17 BAe-146 aircraft. Recently, USAir has increased its efforts to remarket the BAe-146 aircraft. USAir has subleased one BAe-146 aircraft to a European airline and has entered into sublease agreements with domestic and foreign airlines for four BAe-146s to be delivered in the first and second quarters of 1996. USAir also has preliminary agreements to sublease five additional BAe-146s to a European airline. USAir has continued to pay rent, insure (or cause to be insured) the aircraft and perform its other obligations under the BAe-146 leases, except that, for those BAe-146s that remain in storage, USAir has not performed mandatory airworthiness directives on some of those aircraft as required by such leases. The stored BAe-146s are being preserved in accordance with FAA-approved procedures and manufacturer guidelines. In the fourth quarter of 1994, USAir recorded a non-recurring charge of approximately $132.8 million for the BAe-146 aircraft. As a result of USAir's ability to sublease some of the grounded aircraft, USAir reversed $4.1 million of the 1994 charge of $132.8 million for BAe-146s during the fourth quarter of 1995. USAir may make additional reversals if it sells or leases additional BAe-146 aircraft.

General Industry Conditions

	Demand for air transportation historically has tended to mirror general economic conditions. During the most recent economic recession in the United States, the change in industry capacity failed to mirror the reduction in demand for domestic air transpor-tation due primarily to continued delivery of new aircraft and, secondarily, to the operation of certain major U.S. carriers under the protection of Chapter 11 of the Bankruptcy Code for extended periods. While industry capacity has leveled off and the general economy has improved, USAir expects that the airline industry will remain extremely competitive for the foreseeable future, primarily due to the dramatic change which has occurred in industry pricing and which has resulted in generally lower fares. See "Significant Impact of Low Cost, Low Fare Competition."

	In 1995, the U.S. airline industry had its best year since the recession began in July 1990, with several airlines posting profits, although many of the major carriers continue to be burdened with large amounts of debt. Unlike the results of some of its competitors, USAir's results did not improve in 1994. USAir experienced a pre-tax loss of $716.2 million in 1994. The entire airline industry experienced further improved results in 1995.
USAir's results improved in 1995 as well. Nonetheless, USAir believes that for the foreseeable future, while the demand for higher yield "business fares" will remain essentially flat and relatively inelastic, the lower yield "leisure" market, which is affected by the general economy, will remain highly price sensi-tive. This trend will make it more difficult for the domestic airlines, including USAir, to sustain meaningful yield increases in the long run. Therefore, USAir believes it must reduce its cost structure substantially in order to ensure its long-term financial stability.

Significant Impact of Low Cost, Low Fare Competition

	Most of USAir's operations are in competitive markets. USAir experiences competition of varying degrees with other air carriers and with all forms of surface transportation. USAir competes with at least one major airline on most of its routes between major cities. Vigorous price competition exists in the airline industry, and competitors have frequently offered sharply reduced discount fares in many of these markets. Airlines, including USAir, use discount fares and other promotions to stimulate traffic during normally slack travel periods, to generate cash flow and to increase relative market share in selected markets. Discount and promotional fares are often subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and refund penalties. USAir has often elected to match discount or promotional fares in certain markets in order to compete vigorously in those discounted markets.

	The dramatic expansion of low fare competitive service in many of USAir's markets in the eastern United States during 1994 and USAir's competitive response of reducing its fares up to 70% in certain affected primary and secondary markets in order to preserve its market share contributed to large losses in 1994. In particu-lar, Continental Airlines, Inc. ("Continental") created a high frequency, low fare product called "Continental Lite."  By late
1994, USAir competed with Continental in primary and secondary markets from which USAir then generated 46% of its passenger revenue with fare reductions of up to 70% in certain markets. As discussed below, in 1995 the airline industry did not generally experience the deep level of fare discounting prevalent during the last several years. Continental abandoned its Continental Lite strategy in 1995 and fare levels have somewhat recovered.
Nonetheless, USAir does not believe that there has been a reduction in the public demand for generally lower air fares. The growth of the operations of low cost, low fare carriers in USAir's markets in domestic markets represents an intense competitive challenge for USAir, which has higher operating costs and fewer financial resources than many of its competitors. For example, the expansion of Southwest Airlines, Inc. ("Southwest") into BWI, and in early
1996, Florida, and the growth of ValuJet Airlines, Inc. ("ValuJet") at Washington, Dulles and other eastern markets (including
ValuJet's recent expansion into the Pittsburgh and Charlotte markets) pose a competitive challenge for USAir. USAir currently has low cost, low fare competition affecting over 45% of its traffic base. Southwest and ValuJet both have a significant cost advantage over USAir. USAir believes that it must reduce its operating costs substantially if it is to ensure its long-term financial stability and that low-cost incursions into markets served by USAir could have a material and adverse affect on USAir's financial condition and results of operations.

	In addition, other low cost carriers may enter other USAir markets. For example, America West Airlines, Inc. commenced service in April 1994 between Columbus, Ohio, where it operates a hub, and Philadelphia, where USAir has a hub operation. Other carriers, including some of the larger carriers, have also developed or indicated their intent to develop similar low fare short-haul service, such as United's low cost, low fare operation in the western United States discussed below. Delta is negotiating for concessions from its organized labor groups and has reportedly reached a tentative agreement with its pilots union that would enable Delta to start a low cost, short-haul service perhaps as early as spring 1996 to compete with airlines such as Southwest and ValuJet. It is possible that this service might be introduced in markets that USAir serves, which may result in greater competition and lower fares in those markets. USAir has stated that it will be competitive on routes that are important to USAir and has under-scored the necessity of cutting costs to remain competitive with insurgents on these routes.

Industry Restructuring and Cost-Cutting

	Major carriers that compete with USAir have implemented, or are in the process of implementing, measures to reduce their operating costs. For example, United has substantially reduced its personnel costs as part of a recapitalization transaction completed in July 1994. United initiated its low cost, low fare operation in the western U.S. in October 1994. Delta is currently in discus sions with certain of its employees regarding concessions and has announced progress in these talks. Delta has also recently turned over several of its former routes to Delta Connection code-share carriers that have lower cost structures. American announced a restructuring of its non-union workforce and is still seeking substantial concessions and productivity gains from its pilot group. Trans World Airlines, Inc. ("TWA") has negotiated produc-tivity improvements with its unionized employees and has recently emerged from bankruptcy for the second time in less than two years pursuant to a "pre-packaged" reorganization plan approved by a bankruptcy court which reduces the carrier's debt by approximately 30%. Continental has reduced capacity and returned non-productive aircraft to lessors. In early 1995, Southwest announced that its pilots had ratified a 10-year labor contract that provides for no wage increases in the first five years, providing for grants of stock options to the pilots instead. USAir expects that the implementation of this labor contract will further enhance Southwest's low cost advantage over USAir and other carriers. These actions by certain of USAir's competitors illustrate the trend among the major U.S. airlines to restructure in order to reduce their operating costs and enable them to compete in a low fare environment. See "Strategy" and "Capacity and Route Rational-ization" above for a discussion of USAir's cost reduction initia-tives.

	There are recent examples of companies in the airline industry which have obtained employee concessions in agreements that provided for the recapitalization of the companies, including employee ownership stakes and employee participation in corporate governance. Most recently, in July 1994, UAL Corporation, parent of United, consummated the recapitalization noted above which resulted in majority ownership and board membership for certain employee groups in exchange for concessions. In other cases, airlines have filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, and some airlines have ceased operation altogether when their operating costs remained excessive in relation to their revenues, and their liquidity became insufficient to sustain their operations.

	In 1995, various carriers, including USAir, implemented cutbacks in service in the eastern U.S. The "intra-east coast" area represents approximately 64% of USAir's departures and approximately 44% of its ASMs. USAir has implemented a plan to cut capacity throughout its system and to emphasize the strength of its hubs in Pittsburgh, Charlotte, Philadelphia and Baltimore, as well as other major east coast urban centers. See "Strategy" and "Capacity and Route Rationalization" above. The major carriers decreased service in the East by approximately 9.8% year-over-year. However, several smaller carriers increased the number of depar-tures in this region during the same time period or have announced plans to introduce or increase service in this region. The net result was a decrease in jet capacity in the intra-east coast region of approximately 3.5% for the full year 1995 from 1994 levels.

	The trend toward globalization of the airline industry has accelerated in recent years as certain U.S. carriers, including USAir, have formed marketing and strategic alliances with foreign carriers. Certain foreign carriers have made substantial invest-ments in U.S. carriers which have frequently been tied to marketing alliances or, less frequently, reciprocal investments by the U.S. carrier in its foreign partner. Foreign investment in U.S. air carriers is restricted by statute and may be subject to review by the DOT and, on antitrust grounds, by the U.S. Department of Justice (the "DOJ").

	In February 1995, several major U.S. carriers, including Delta, American, Northwest, United and USAir, imposed limits on the base commissions they pay travel agents for domestic air fares. Formerly, most major airlines paid a fixed base commission of approximately 10% on the price of a ticket for the distribution of all domestic tickets. The new cap limits base commission payments to $50 for a round-trip domestic ticket with a base fare above $500 and $25 for a one-way domestic ticket with a base fare above $250. The new limits on commissions are designed to reduce one of the airlines' largest expenses. USAir has experienced cost savings through its implementation of a limit on the commissions it pays travel agents for domestic air fares. As a result of the new limits on commissions, some travel agents have filed lawsuits against the airlines that imposed commission caps, including USAir, claiming that the airlines violated antitrust laws. See Part 1,
Item 3. "Legal Proceedings."

Deferral of Dividends by USAir Group

	On September 29, 1994, USAir Group announced that it was deferring the quarterly dividend payment due September 30, 1994 on the 358,000 outstanding shares of its 9 1/4% Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock is owned by affiliates of Berkshire Hathaway Inc. ("Berkshire"). USAir Group has also deferred quarterly dividend payments on all of its other outstanding series of preferred stock, including the Series F Cumulative Convertible Senior Preferred Stock (the "Series F Preferred Stock"), the Series T-1 Cumulative Convertible Exchangeable Senior Preferred Stock (the "Series T-1 Preferred Stock"), the Series T-2 Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T-2 Preferred Stock") (the Series T-1 and Series T-2 Preferred Stock are collectively referred to as the "Series T Preferred Stock"), all three of which are owned by an affiliate of BA, as well as on the publicly held $437.50 Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). On March 13, 1995, Berkshire announced that it had recorded a pre-tax charge of $268.5 million to recognize a decline in the value of its investment in the Series A Preferred Stock that had an original cost of $358 million. On May 22, 1995, BA announced that it had made a $200 million provision against its $400 million investment in preferred stock of USAir Group. USAir Group has not paid a dividend on its common stock, par value $1.00 per share (the "Common Stock"), since the second quarter of 1990. As of March 28, 1996, the board of directors of USAir Group had not authorized the resumption of any dividends on USAir Group's preferred stock or Common Stock and there can be no assurance when or if such dividend payments will resume. See Part 1, Item 5A. "Market for USAir Group's Common Equity and Related Stockholder Matters."

	Under the terms of the Series A Preferred Stock, Berkshire has the right to elect two additional directors to the board of directors of USAir Group after a scheduled dividend payment has not been paid for thirty days. Berkshire has informed USAir Group that it does not intend to exercise this right at this time. Berkshire's Chairman Warren E. Buffett and Vice Chairman Charles T. Munger served as directors on USAir Group's and USAir's boards of directors until November 1995. They did not stand for re-election as directors in November 1995. Under the terms of the Series B Preferred Stock, the holders of that security have the right to elect two additional directors to the board of directors of USAir Group if six quarterly dividends are not paid. That right became effective on February 15, 1996. In March 1996, certain Series B Preferred Stockholders informed the Company that they would be pursuing the right to elect two additional directors to the Company's board of directors. If Berkshire were to exercise its right to elect directors and the holders of the Series B Preferred Stock were to exercise their right to elect directors, BA would have the right to designate an additional nominee for election as director to the board of directors of USAir Group pursuant to the January 21, 1993 Investment Agreement between USAir Group and BA
(as amended, the "Investment Agreement").

Likelihood of No Future Investments by British Airways

	As described in greater detail in "British Airways Investment Agreement" below, on January 21, 1993, USAir Group and BA entered into the Investment Agreement. BA invested approximately $400 million in certain preferred stock of USAir Group in accordance with the Investment Agreement. The deadline for BA's election to purchase a certain series of preferred stock of USAir Group and therefore, to elect to make any further investment in USAir Group pursuant to the Investment Agreement, was January 21, 1996 (except that, if the DOT shall approve all of the transactions contemplated by the Investment Agreement on or before January 21, 1998, BA may make additional investments in USAir Group under certain circum-stances). BA declined to make any further investment on or before the January 21, 1996 deadline. BA stated publicly that it was precluded from making additional investments under existing DOT policy and that it did not expect DOT approval to be forthcoming.
See "Provisions Regarding Additional BA Investments; BA Announce-ment Regarding No Additional Investment in USAir Group" below.

Executive Officers

	The executive officers of USAir Group and USAir as of March 28, 1996 are as follows:

      Name               Age                Position
      ----               ---                --------
Bruce R. Aubin.........   65    Senior Vice President-Maintenance
                                   Operations, USAir

Robert L. Fornaro......   43    Senior Vice President-Planning,
                                   USAir

John P. Frestel, Jr....   56    Senior Vice President-Human
                                   Resources, USAir

Rakesh Gangwal.........   42    President and Chief Operating
                                   Officer, USAir Group and USAir

John W. Harper.........   55    Senior Vice President-Finance and
                                   Chief Financial Officer, USAir
                                   Group and USAir

W. Thomas Lagow........   54    Executive Vice President-
                                   Marketing, USAir

John R. Long, III......   47    Executive Vice President-Customer
                                   Services, USAir

Lawrence M. Nagin......   55    Executive Vice President-
                                   Corporate Affairs and
                                   General Counsel, USAir
                                   Group and USAir

Robert C. Oaks.........	 59    Senior Vice President-Operations,
                                   USAir

Nancy R. Rohrbach......   49    Vice President-Public & Community
                                   Relations, USAir Group, Senior
                                   Vice President-Public and
                                   Community Relations, USAir

Stephen M. Wolf........	 54    Chairman of the Board and Chief
                                   Executive Officer, USAir Group
                                   and USAir

	There are no family relationships among any of the officers listed above. No officer was selected pursuant to any arrangement between him or her and any other person. Officers are elected annually to serve for the following year or until the election and qualification of their successors. Messrs. Frestel and Long have been actively engaged in the business and affairs of the Company and USAir during the past five years. The business experience of the officers listed above since at least January 1, 1991 is as follows:

	Mr. Aubin was Executive Advisor to the Vice Chairman, President and Chief Executive Officer of Air Canada prior to joining USAir and, prior to that position, he served as Senior Vice President Technical Operations and Chief Technical Officer of Air Canada. He was elected Senior Vice President-Maintenance Operations of USAir in January 1994.

	Mr. Fornaro was Vice President-Research of Jesup & Lamont Securities until February 1988, when he became Senior Vice President-Marketing of Braniff, Inc. In August 1988, Mr. Fornaro became Senior Vice President-Market Planning of Northwest, the position he held until February 1992. He was elected Senior Vice President-Planning of USAir in March 1992.

	Mr. Frestel was associated with The Atchison, Topeka & Santa Fe Railway for 22 years, most recently as Vice President-Personnel and Labor Relations, and was a Director of that company from June 1988 until his election as Senior Vice President-Human Resources of USAir in January 1989.

	Mr. Gangwal's appointment with USAir Group and USAir as President and Chief Operating Officer became effective as of February 19, 1996. Mr. Gangwal came to USAir from Air France where he had been Executive Vice President-Planning and Development since November 1994. Mr. Gangwal previously served in a variety of management roles at United over an eleven-year period, culminating in the role of Senior Vice President-Planning.

	Mr. Harper was Senior Vice President-Marketing and Information Systems at Axe-Houghton Management (investment management) until his election as Vice President and Controller of USAir in December 1991. He was elected Senior Vice President-Information Systems of USAir in October 1992 and Senior Vice President-Finance and Chief Financial Officer of USAir Group and USAir in 1994.

	Mr. Lagow was Senior Vice President-Market Planning of Northwest until February 1988, when he became Senior Vice Presi-dent-Planning of United. Mr. Lagow held that position until he was elected Executive Vice President-Marketing of USAir in February 1992.

	Mr. Long served as Senior Vice President-Administration of USAir until his election as Senior Vice President-Customer
Operations of USAir in June 1989.  He was elected Senior Vice
President-Customer Services in March 1991 and Executive Vice
President-Customer Services in May 1992.

	Mr. Nagin practiced law with Skadden, Arps, Slate, Meagher & Flom from August 1994 until he joined USAir Group and USAir in February 1996. He previously served in several executive positions at UAL and United from September 1988 to July 1994, culminating in the role of Executive Vice President-Corporate Affairs and General

 Counsel of UAL and United.  From 1980-1988, Mr. Nagin was Senior
Vice President and General Counsel of Flying Tigers.

	General Oaks is a retired United States Air Force General. He was commander of the Air Training Command, the service's organiza-tion responsible for all initial training, including flight training, prior to his last post in his 35-year career with the Air Force, as commander of U.S. Air Forces in Europe. He retired from the Air Force in 1994 and joined USAir in December 1994 as its Vice President-Corporate Safety and Regulatory Compliance. He was elected to his present position in February 1995.

	Ms. Rohrbach served as a member of the White House legislative liaison team (1981 to 1986) and as Assistant to the President and Secretary to the Cabinet (1987 to 1988). In 1989 and 1990, she was a resident fellow at Harvard University's Institute of Politics and a consultant to the Department of Energy. She was Assistant
Secretary of Labor for Policy during 1991 and 1992 and a public policy and communications consultant during 1993. Ms. Rohrbach was elected Vice President-Public and Community Relations of USAir
Group and Senior Vice President-Public and Community Relations of USAir in January 1994.

	Mr. Wolf is Chairman of the Board of Directors and Chief Executive Officer of USAir Group and USAir and was elected to those positions in January 1996. Immediately prior to joining USAir, Mr. Wolf was a senior advisor to the investment bank Lazard Freres & Co. From 1987 to July 1994, Mr. Wolf was chief executive officer of UAL and United and became Chairman of each in 1988. From 1986 to 1987, Mr. Wolf was Chief Executive Officer of Tiger Internation-al, Inc. and Flying Tigers. From 1984 to 1986, Mr. Wolf was President and Chief Executive Officer of Republic Airlines. Prior to that time Mr. Wolf held senior management positions at Continen-tal, Pan American World Airways and American. Mr. Wolf is a Director of Philip Morris Companies, R.R. Donnelley & Sons Co. and the Alzheimer's Disease and Related Disorders Association. He is also a trustee of Northwestern University and Rush-Presbyterian-St. Luke's Medical Center.

Employees

	At December 31, 1995, USAir Group's various subsidiaries employed approximately 43,100 full-time equivalent employees. USAir employed approximately 4,900 pilots, 9,200 maintenance and related personnel, 10,000 station personnel, 3,900 reservations personnel, 7,700 flight attendants and 4,200 personnel in other administrative and miscellaneous job categories, while the regional and other subsidiaries employed approximately 800 pilots, 700 maintenance and related personnel, 900 station personnel, 400 flight attendants and 400 personnel in other administrative and miscellaneous job categories. Approximately 28,100, or 65%, of the employees of USAir Group's subsidiaries are covered by collective bargaining agreements with various labor unions, or will be covered by a collective bargaining agreement for which initial negotiations are in progress.

	After negotiating with the leaders of its labor groups since March 1994 in an attempt to reduce its annual personnel costs by approximately $500 million, USAir Group had reached an agreement in principle on March 29, 1995 with the negotiating committee of the Airline Pilots Association ("ALPA"), which represents USAir's pilots. During the second quarter of 1995, USAir Group reached agreements in principle with the International Association of Machinists and Aerospace Workers ("IAM"), the Association of Flight Attendants ("AFA") and the Transport Workers Union (the "TWU"). The agreements in principle provided for wage and other concessions in exchange for equity participation in USAir Group and representation on USAir Group's board of directors for USAir's employees. The IAM represents USAir's mechanical and related employees and USAir's fleet service employees. The AFA represents USAir's flight attendants. The TWU represents USAir's flight crew training instructors, flight simulator engineers and dispatch employees. The tentative agreement with the TWU was with respect to only the flight crew training instructors. Each of the tentative agreements was subject to many significant conditions, including union ratification, negotiation and ratification of acceptable agreements between USAir and its other labor groups, the restructuring of holdings by other parties and approval of the boards of directors of USAir Group and USAir and the stockholders of USAir Group. In July 1995, the members of the AFA voted against ratification of their agreement in principle. ALPA made significant additional demands which were unacceptable and negotiations were thereafter terminated by the Company.

	USAir continues to believe that its long-term future depends on reduced costs of operation, including especially lower personnel costs. USAir remains committed to obtaining labor cost reductions. The contract with the IAM covering USAir's mechanical and fleet service employees is now open for negotiation. USAir and the IAM have begun the bargaining process. ALPA's contract will become open for negotiation in May 1996. The contract of the AFA will become amendable on January 1, 1997. It is not possible to predict whether USAir will be successful in achieving its desired personnel cost savings. It is also not possible at this time to predict how long it will take to conclude collective bargaining negotiations, which are subject to procedures mandated by the Railway Labor Act, although these negotiations traditionally take one or more years from the date a contract becomes amendable.

	Under the Railway Labor Act, a labor contract does not "expire," but rather becomes amendable on a certain date. Thirty days prior to that date, either party to the contract may give notice to the other of its intention to amend the contract, at which point the collective bargaining process begins. If, after a period of negotiations, the parties cannot reach an agreement, a federal mediator from the National Mediation Board ("NMB") is brought in to assist. The process of mediation continues until the NMB determines, at its sole discretion, that the parties have reached an impasse. At that point, the parties enter a thirty-day "cooling-off" period before either party may employ so-called "self-help" (e.g., the imposition of contract changes or a lockout by the company or a strike by the union). While in negotiations and mediation, both parties must observe the status quo.

Historical Cost Reduction Programs

	In 1994, USAir implemented measures announced in September 1993 to reduce projected operating costs. These measures included a workforce reduction of approximately 2,500 full time positions. However, USAir's ability to implement additional workforce reductions is currently limited by its existing labor contracts. Due to the inclusion of "no furlough" provisions in its current labor agreements with ALPA and the AFA, USAir may not furlough employees covered by those agreements for specified periods of time.

	In 1992 and 1993, USAir reached agreement on new contracts with ALPA with respect to USAir's pilot employees, the IAM with respect to USAir's mechanics and related employees, the AFA with respect to its flight attendant employees, and the TWU with respect to 170 flight dispatch employees and approximately 60 USAir flight simulator engineers. Each contract (except the contract covering the flight dispatch employees) provided for wage reductions and suspension of longevity/step increases for a twelve-month period beginning shortly after the effective date of the contract. The wages of each such group of employees reverted to pre-reduction levels at the expiration of the relevant twelve-month period and were subsequently increased in accordance with the relevant contract. Pursuant to their contracts, the pilots, the IAM-repres-ented employees, the flight attendants and the flight simulator engineers also agreed to participate in contributory managed care medical and dental programs. The flight dispatch employees also participated in wage reductions, suspensions of longevity/step increases and contributory managed care medical and dental programs because of their non-contract status when those measures were implemented for non-contract employees, as described in the following paragraph.

	As of January 31, 1996, none of the above groups of employees, other than a small group of flight simulator engineers, is scheduled to receive further wage increases under the terms of its contract. However, members of all such groups, including the mechanics and related employees and the flight dispatch employees, are entitled to wage increases based on longevity. Each contract provides for productivity improvements. The defined benefit pension plans for the flight dispatch employees and the flight simulator engineers have been frozen.

	In accordance with its previously announced policy, when ALPA agreed to the cost reduction program described above, USAir implemented wage reductions and suspension of longevity/step increases on its non-contract employees for the twelve-month period commencing in June 1992. Earlier in 1992, USAir had implemented the contributory managed care medical and dental programs for non-contract employees. Prior to January 1, 1992, USAir exclusive-ly paid contributions to the basic defined benefit pension plan for its non-contract employees. USAir froze this pension plan at the end of 1991, which resulted in a one-time book gain of approximate-ly $107 million for 1991. USAir implemented a defined contribution pension plan for these employees on January 1, 1993, which is composed of three components: contributions by USAir based on age and a percentage of salary, a partial match by USAir of employee contributions to a savings plan and a profit sharing plan.

	Taken together, the above measures provided for temporary wage reductions and suspension of longevity/step increases in wages that USAir estimates saved approximately $120 million during the period June 1992 through March 1994. These concessions provided for productivity improvements which saved USAir approximately $55 million during the same period. All employees affected by these changes also agreed to participate in contributory managed care medical and dental programs which result in savings for USAir. In exchange for the concessions agreed upon by its unionized employ-ees, USAir included "no furlough" provisions in each of the new labor agreements with ALPA, the IAM and the AFA, which prohibit (or prohibited) USAir from furloughing employees hired on or before the effective date of the agreements through September 30, 1995 in the case of the agreement with the IAM for mechanics and related employees, through December 31, 1996 in the case of the agreement with the AFA, and through June 30, 1997 in the case of the agreement with ALPA.

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

	In exchange for the temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993 described above, including the freeze of the defined benefit plan for non-contract employees, affected employees participate in a profit sharing program and have been granted options to purchase USAir Group Common Stock. The profit sharing program is designed to recompense those employees whose pay has been reduced in an amount equal to (i) two times salary foregone plus; (ii) one times salary foregone (subject to a minimum of $1,000) for the freeze of the pension plans described above. Estimated savings of approxi-mately $23 million attributable to the suspension of longevity/step increases will not be subject to repayment through the profit sharing program. Until the maximum payout has been made, annual pre-tax profits, as defined in the program, of USAir Group would be distributed to participating employees as follows:

	25% of the first $100 million in pre-tax profits;
	35% of the next $100 million in pre-tax profits; and 40% of the pre-tax profits exceeding $200 million.

	Calculation of profits under the profit sharing plan excludes charges for postretirement benefit expenses other than for pensions (approximately $78.6 million for 1995) and certain unusual items. This program will be in effect until USAir employees are recom-pensed for two times salary foregone or three times for employees who also had pension benefits foregone. The plan is independent of the profit sharing plan which is an element of the new defined contribution pension plan for non-contract employees discussed above. Based on USAir Group's 1995 results and the provisions of the profit sharing plan, USAir recognized charges of approximately $49.7 million under this plan in 1995. Since certain amounts have been expensed in prior years, even though 1995 was USAir's first profitable year since the inception of the plan, the cash payout for 1995 will be approximately $73.7 million and will be made to employees covered by the provisions of this plan in the first quarter of 1996. See also Note 12 to the Company's consolidated financial statements contained in Part II, Item 8A.

	Under the stock option program, employees whose pay was reduced received options to purchase 50 shares of USAir Group Common Stock at $15 per share for each $1,000 of salary reduction. The options became exercisable following the twelve-month period of the salary reduction program for each group of employees. Generally, participating employees have five years from the grant date to exercise such options. As of December 31, 1995, USAir Group had granted options to purchase approximately five million shares of Common Stock to USAir employees under the program.

ALPA Contract: Effects of a Change of Control of USAir Group or
USAir

	USAir's current labor contract with ALPA provides that in the event of a "change of control" of USAir Group or USAir, ALPA will have the right to extend the duration of the contract for one, two or three years at its option beyond the amendable date of the agreement with across-the-board wage increases of 4.5% on April 30, 1996 and on each anniversary thereof for the following three years.
A "change of control" is defined as a single transaction or multi-step related transactions through which (i) securities which constitute and/or are then currently exchangeable into, exercisable for or convertible into 50% or more of the outstanding Common Stock (and Common Stock then currently issuable upon the exchange, exercise or conversion of securities) and/or (ii) 50% or more of the value of the assets of USAir Group or USAir, are acquired or held by a single purchaser or a group of purchasers acting in concert.

Unionizing Efforts

	During 1994, certain unions engaged in efforts to unionize USAir's fleet service employees. The Railway Labor Act governs, and the NMB has jurisdiction over, campaigns to unionize workers. After the IAM won a runoff election, on July 22, 1994 the NMB certified the IAM to represent the fleet service class or craft. Under the Railway Labor Act, which governs labor relations in the airline industry, USAir is obligated to negotiate a collective bargaining agreement with the IAM governing the terms and condi-tions of employment for the fleet service employees. This obligation does not require USAir to agree to any particular term or condition sought by the IAM.

	On June 3, 1994, after determining that the United Steel Workers of America ("USWA") had submitted a sufficient number of authorization cards, the NMB ordered an election among USAir's passenger service employees, a class or craft of approximately 10,000 workers consisting primarily of USAir's ticket counter/gate agents and reservations agents, to determine whether the USWA or other union would represent these employees. The NMB mailed ballots to eligible passenger service employees on July 19, 1994 and tabulated the ballots on August 18, 1994. Less than a majority of the eligible passenger service employees voted in favor of representation and, as a result, no union represents the passenger service employees at this time.

	USAir cannot predict whether any union might submit authoriza-tion cards to the NMB sufficient to obtain an election among any unrepresented class or craft of employees.












(this space intentionally left blank)

Status of USAir's Labor Agreements

	The following table presents the status of USAir's labor agreements as of December 31, 1995:
                                                     Expiration
                            Approximate     Date       Date of
                             Number of    Contract  "No-Furlough"
Union    Class or Craft      Employees    Amendable     Clause
-----  -----------------    -----------   ---------  -----------

AFA    flight attendants        7,700        1/97      12/31/96

ALPA   pilots                   4,900        5/96       6/30/97

IAM    mechanics and
         related employees      7,800       10/95 (2)   9/30/95

IAM    fleet service
         employees              5,400 (1)         (3)         -

TWU    flight crew training
         instructors, flight
         simulator engineers
         and dispatch employees   270     8/96-8/97 (4)       -

(1)	Estimated number of employees who will be covered under this new contract.
(2)	Currently in negotiations.
(3)	Initial contract in negotiation.
(4)	Separate contracts cover the flight crew training instructors, the flight simulator engineers and the dispatch employees.

Frequent Traveler Program

	Each major airline, including USAir, has developed a frequent traveler program that offers its passengers incentives to maximize travel on that particular carrier. Participants in such programs typically earn "mileage credits" for every trip they fly that can be redeemed for airline travel or, in some cases, for other benefits.

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

	See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Computerized Reservation Systems

	At December 31, 1992, USAM Corp. ("USAM"), a subsidiary of USAir, owned 11% of the Covia Partnership ("Covia") which owned and operated a computerized reservation system ("CRS"). In September 1993, Covia purchased the assets of the corporation that owned and operated the Galileo CRS which provided CRS services to travel agent subscribers in Europe. Covia was then separated into three entities. As a result, at December 31, 1995, USAM owned 11% of the Galileo International Partnership, approximately 11% of the Galileo Japan Partnership and approximately 21% of the Apollo Travel Services Partnership.

	The Galileo International Partnership owns and operates the Galileo CRS. Galileo Japan Partnership markets CRS services in Japan. Apollo Travel Services markets CRS services in the U.S. and Mexico. Galileo CRS is the second largest of the four CRS systems in the U.S. based on revenues generated by travel agency subscrib-ers. A subsidiary of United controls 38% of the partnership, and the other partners exclusive of USAir's interest are subsidiaries of BA, Swissair, KLM Royal Dutch Airlines, Alitalia, Air Canada, Olympic Airways, Austrian Airlines, Aer Lingus and TAP Air Portugal.

	CRSs play a significant role in the marketing and distribution of airline tickets. Travel agents issue tickets which generate the majority of USAir's passenger revenues. Most travel agencies use one or more CRSs to obtain information about airline schedules and fares and to book their clients' travel.

Maintenance Marketing Joint Venture with BA

	USAir and an affiliate of BA jointly organized Airline Technical Services, LLC on October 12, 1995. The goal of this venture is the joint marketing in North America, Central America and South America of contract maintenance, engineering and technical services for USAir and BA. USAir hopes to enhance the utilization of maintenance personnel by taking on outside mainte-nance work, generating revenues associated with its excess maintenance capacity and BA's experience with contract maintenance. USAir also hopes that exposure to the competitive marketplace will lead to productivity improvements by its own maintenance personnel.

Jet Fuel

	All petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market conditions. Accordingly, the price and availability of jet fuel, as well as other petroleum products, continues to be unpredictable. Because fuel costs constitute a major expenditure for USAir (approximately 9% of its operating costs for fiscal year
1995), significant increases in fuel costs could materially and adversely affect USAir's results of operations.

	USAir continues to adjust its jet fuel purchasing strategy to take advantage of the best available prices while attempting to ensure that supplies are secure. In addition, USAir has entered into agreements to hedge the price of a portion of its jet fuel needs, which may have the net effect of increasing or decreasing USAir's fuel expense. See Note 2. to the Company's consolidated financial statements contained in Part II, Item 8A.

	In August 1993, the United States increased taxes on domestic fuel, including aircraft fuel used on domestic routes, by 4.3 cents per gallon. Airlines were exempt from the tax increase until October 1, 1995, and pending legislation in Congress would reinstate the exemption through September 30, 1997, subject to termination of the exemption on September 30, 1996 if certain aviation trust funds are not extended. These aviation trust funds expired on December 31, 1995 and have not, as of March 28, 1996, been extended. There can be no assurance that the fuel tax exemption will be reinstated, or if reinstated, the terms on which and the period for which the exemption will be effective. The additional fuel tax is currently being paid. Non-reinstatement of the fuel tax exemption would increase the annual operating expenses of USAir by approximately $47 million based on projected domestic fuel consumption for 1996.

	The following table sets forth statistics about USAir's jet fuel consumption and cost for each of the last four fiscal years:

            Gallons                                Percentage of
 Fiscal    Consumed    Total Cost    Average Cost    Operating
  Year    (Millions)  (Millions)(1)  Per Gallon(1)  Expenses(2)
 ------    --------    -----------   -----------   -----------
  1995      1,137        $605.0          $0.53          9.0%
  1994      1,205        $642.3          $0.53          9.4%
  1993      1,161        $677.9          $0.58         10.2%
  1992      1,183        $720.6          $0.61         11.1%

(1)	Cost includes the base cost of fuel and transportation
charges.
(2)	Operating expenses have been adjusted to exclude non-recurring and unusual items and expenses generated under the BA wet lease arrangements.

Insurance

	USAir Group and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes liability for bodily injury to or death of members of the public, including passengers; damage to property of USAir Group, USAir and others; loss of or damage to flight equipment, whether on the ground or in flight;

 fire and extended coverage; and workers' compensation and employer's liability. Coverage for environmental liabilities is expressly excluded from USAir Group's and USAir's insurance policies. In the third quarter of 1995, USAir Group's and its subsidiaries' liability insurance was renewed. Rates increased due to a number of factors, including the two aircraft accidents in 1994.

Industry Regulation and Airport Access

	USAir operates under a certificate of public convenience and necessity issued by the DOT. Such certificate may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate. The airlines are also regulated by the FAA, a division of the DOT, under Subtitle VII of 49 U.S.C. 40101 et seq. (the "Act"), primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, USAir has established, and the FAA has approved, a maintenance program for each type of aircraft operated by USAir that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls.

	Recently adopted regulations require phase-out of certain aircraft and aging aircraft modifications. Such types of regulations can significantly increase costs and affect an airline's ability to compete.

	The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Washington, D.C., Chicago, Los Angeles, San Diego and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of USAir to expand its operations at the affected airports. Local authorities at other airports are considering adopting similar noise regulations.

	In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspections and maintenance procedures to be conducted on older aircraft.

	Several airports have recently sought to increase substantial-ly the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation,

 DOT regulations and judicial decisions. In addition, legislation which became effective June 1, 1992 allows public airports to impose passenger facility charges of up to $3 per departing or connecting passenger at such airports. With certain exceptions, these charges are passed on to the airlines' passengers.

	The FAA has designated John F. Kennedy, LaGuardia, O'Hare and Washington National airports as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, slots at the high density traffic airports may be voluntarily sold or transferred between carriers. The DOT has in the past reallocated slots to other carriers and reserves the right to withdraw slots. Various amendments to the slot system, proposed from time to time by the FAA, members of Congress and others, could, if adopted, significantly affect operations at the high density traffic airports or expand slot controls to other airports. Certain of such proposals could restrict the number of flights, limit the ownership transferability of slots, increase the risk of slot withdrawal, or otherwise decrease the value of USAir slots. USAir holds a substantial number of slots at LaGuardia and Washington National. These slots are valuable assets and important in USAir's overall business strategy. USAir cannot predict whether any of these proposals will be adopted.

	The availability of international routes to United States carriers is regulated by agreements between the United States and foreign governments. The United States has in the past generally followed the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers. Foreign route authorities may become less valuable to the extent that the United States and other countries adopt "open skies" policies liberalizing entry on international routes. In February 1995, the United States and Canada reached a formal agreement which deregu-lates airline services between Canada and the United States and provides that Canadian airlines have immediate "open skies" access to the United States and that U.S. airlines will have limited new route rights to Vancouver and Montreal for two years and to Toronto for three years and open skies thereafter. This agreement is expected to result in significant increased traffic between the United States and Canada. The agreement provides for two new Toronto designations in the first year. In October 1995, the DOT granted to USAir route authority for non-stop service between Pittsburgh and Toronto. USAir had previously operated this route under temporary exemption authority. On May 1, 1995, the DOT granted to USAir the temporary exemption authority to begin twice-daily roundtrip nonstop service between Washington National and Toronto once a Canadian carrier entered that market. Air Canada initiated service on that route beginning in June 1995. In February 1996, the DOT issued a show cause order awarding USAir final certification to serve the Washington National to Toronto route. USAir's authority will be effective pending the DOT's determination as to which U.S. carrier will receive the final certification to operate the route. The route will be open to all carriers in 1997. In addition, in October 1995, the DOT granted USAir a two-year exemption route authority to operate between Madrid, Spain and both Philadelphia and Boston. USAir plans to commence service from Philadelphia to Madrid on June 15, 1996. In February 1996, the DOT issued a show cause order awarding USAir authority to institute service to Rome, Italy from Philadelphia with through service from Los Angeles. Pending final approval, USAir intends to inaugurate its service to Rome on June 1, 1996. In February 1996, USAir received final approval from the DOT to institute service to Munich, Germany from Philadelphia. USAir will inaugurate its Munich service on May 23, 1996.

	Many aspects of USAir's operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could affect operations and increase operating costs in the airline industry, including for USAir.

	Additional laws and regulations have been proposed or are contemplated that could significantly affect the cost of airline operations by, for example, raising fuel taxes, imposing additional requirements or restrictions on operations or impairing access to capital markets. For example, proposals are being considered that would provide that a portion of the appropriations for the FAA and other aviation governmental functions be funded pursuant to additional taxes on ticket and cargo revenue or fees for use of the air traffic control system. USAir cannot predict what laws and regulations may be adopted or their impact, but the impact could be significant. Certain regulatory changes, if proposed and adopted, could materially adversely affect USAir and could require charges to USAir's financial statements.

British Airways Investment Agreement

	The following summary of certain terms of the Investment Agreement is subject to, and is qualified in its entirety by, the Investment Agreement and the exhibits thereto, which have previous-ly been filed with the U.S. Securities and Exchange Commission. BA has invested approximately $400 million in USAir Group preferred stock in accordance with the Investment Agreement. On March 7, 1994, BA announced it would make no additional investments in USAir Group until the outcome of measures by USAir Group to reduce costs and improve its financial results was known. On January 19, 1996, BA announced that it would not exercise its option to make any further investment in USAir prior to the January 21, 1996 deadline provided in the Investment Agreement. See "Provisions Regarding Additional BA Investments; BA Announcement Regarding No Additional Investment in USAir Group." As of December 31, 1995, BA owned preferred stock in USAir Group constituting approximately 21.0% of the total voting interest in USAir Group.

Terms of the Series F Preferred Stock

	On January 21, 1993, USAir Group sold, pursuant to the
Investment Agreement, 30,000 shares of USAir Group's Series F

 Preferred Stock to BA for an aggregate purchase price of $300 million. The Series F Preferred Stock is convertible into shares of Common Stock at a conversion price of $19.41 and has a liquidation preference of $10,000 per share plus an amount equal to accrued dividends. See "Miscellaneous" for a discussion of an antidilution adjustment to the conversion price of the Series F Preferred Stock. The Series F Preferred Stock may be converted at the option of USAir Group at any time after January 21, 1998 if the average composite closing market price of Common Stock during any 30-day calendar period is at least 133% of the conversion price. The Series F Preferred Stock is entitled to cumulative quarterly dividends of 7% per annum when and if declared and to share in certain other distributions.

	USAir Group has deferred quarterly dividend payments on all its preferred stock beginning with payments due September 30, 1994. See "Deferral of Dividends by USAir Group." The Series F Preferred Stock must be redeemed by USAir Group on January 15, 2008. Each share of the Series F Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible and votes with the Common Stock and USAir Group's Series A Preferred Stock and any other capital stock with general voting rights for the election of directors, as a single class. Subject to adjustment, 515.2950 shares of Common Stock are issuable on conversion per share of Series F Preferred Stock (determined by dividing the $10,000 liquidation preference per share of Series F Preferred Stock by the $19.41 conversion price), and 15,458,851 shares of Common Stock would be issuable on conversion of all Series F Preferred Stock. However, under the terms of any USAir Group preferred stock that is or will be held by BA ("BA Preferred Stock"), conversion rights (and as a result voting rights) may not be exercised to the extent that doing so would result in a loss of USAir Group's or any of its subsidiaries' operating certificates and authorities under Foreign Ownership Restrictions, as defined under "Board Representation" below, and it is assumed for this purpose that Series F Preferred Stock will be fully converted before any other BA Preferred Stock. Under Foreign Ownership Restrictions, no more than 25% of USAir Group's voting interest may be held by persons other than U.S. citizens, including BA. With respect to dividend rights and rights on liquidation, dissolution and winding up, the Series F Preferred Stock ranks senior to USAir Group's Series B Preferred Stock, Junior Participating Preferred Stock, Series D, no par value, and Common Stock, and pari passu with BA Preferred Stock and Series A Preferred Stock. See "Miscellaneous" for information regarding BA's purchase of two additional series of preferred stock from USAir Group pursuant to its exercise of optional and preemptive purchase rights under the Investment Agreement.

DOT Order Regarding BA's Investment in USAir Group

	On March 15, 1993, the DOT issued an order (the "DOT Order") finding, among other things, that "BA's initial investment of $300 million does not impair USAir's citizenship" under Foreign

 Ownership Restrictions as defined under "Board Representation" below. However, the DOT instituted a proceeding to consider whether USAir will remain a U.S. citizen if the transactions and acts contemplated by the Investment Agreement, including the transactions discussed under "Provisions Regarding Additional BA Investments; BA Announcement Regarding No Additional Investment in USAir Group" and "Certain Governance Matters" below, are consummat-ed. The DOT has suspended indefinitely the period for comments from interested parties to the proceeding pending its resolution of requests by other airlines for production of additional documents from USAir. The DOT Order states that the DOT expects and advises USAir Group and BA not to proceed with the Second Purchase and Final Purchase, as such terms are defined under "Provisions Regarding Additional BA Investments; BA Announcement Regarding No Additional Investment in USAir Group," until the DOT has completed its review of USAir's citizenship. In any event, on March 7, 1994, BA announced that it would make no additional investments in USAir Group until the outcome of measures by USAir Group to reduce its costs and improve its financial results was known and on Janu-ary 19, 1996, BA announced that it would not proceed with the Second Purchase.

Board Representation

	USAir Group increased the size of its board of directors by three on January 21, 1993 and the board filled the newly created directorships with designees of BA (the size of the board of directors was subsequently decreased to 15 in 1995). Under the terms of the Investment Agreement, USAir Group must use its best efforts to cause BA to be proportionally represented on the board of directors (on the basis of its voting interest), up to a maximum representation of 25% of the total number of authorized directors ("Entire Board"), assuming that such proportional representation is permitted by then applicable U.S. statutory and DOT regulatory or interpretative foreign ownership restrictions ("Foreign Ownership Restrictions"), until the later of the closing of the Second Purchase, as defined under "Provisions Regarding Additional BA Investments; BA Announcement Regarding No Additional Investment in USAir Group" below, and the date on which BA may exercise under Foreign Ownership Restrictions the rights described under "Certain Governance Matters" below.

U.S.-U.K. Routes

	Under the Investment Agreement, USAir Group agreed that as promptly as commercially practicable it would divest or, if divestiture were not possible, relinquish, all licenses, certifi-cates and authorities for each of its routes between the U.S. and the U.K. (the "U.K. Routes") at such time as BA and USAir imple-mented the code sharing arrangement contemplated by the Investment Agreement discussed below. USAir Group and BA have agreed that they should attempt to mitigate any negative impact on USAir employees or communities served by the U.K. Routes and to share any losses suffered as a result of such divestiture or relinquishment with due regard to their respective interests. Accordingly, BA has been operating and marketing certain routes formerly operated by USAir under a "wet lease." Under the wet lease arrangements, USAir has leased three Boeing 767-200ER aircraft, along with cockpit and cabin crews, to BA in order to serve three routes between the U.S. and London. USAir has begun to phase out the wet lease arrangements with BA. One of the three 767-200ER aircraft was returned in December 1995 and a second was returned in February 1996. The third aircraft will be returned during May 1996. USAir plans to utilize the returned aircraft as part of its planned 1996 expansion of international service (See "Capacity and Route Rationalization" above). In conjunction with the termination of the wet lease arrangements and related to USAir's relinquishment or divestiture of the U.K. Routes, BA has agreed to pay USAir a total of $47 million in the form of periodic payments commencing with the termination of the three wet leases and continuing annually for nine years. The first periodic payment was received by USAir in December 1995. The route authorities which USAir was required to sell or relinquish were the Philadelphia-London and BWI-London route authorities purchased by USAir from TWA in April 1992 for $50 million, and its route authority between Charlotte and London. Assets related to the U.K. Routes were carried on USAir's books at approximately $45 million at December 31, 1995.

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

	The DOT initially granted approval of the code sharing agreement between USAir and BA on March 17, 1993 for a period of one year. The authorizations to USAir and BA were expanded by a supplemental DOT order on November 12, 1993 to permit code sharing on flights serving an additional number of U.S. points through additional U.S. gateways for BA's transatlantic flights. In June 1995, the DOT renewed its approval of USAir's and BA's authority to operate code share service on flights serving 66 U.S. cities and Mexico City. USAir has ceased serving Mexico City. In addition, the DOT approved an expansion of the USAir/BA code share authority to 65 new U.S. cities, Bermuda, Nassau and five Canadian cities. The approval is valid for two years. As of December 31, 1995, USAir and BA had implemented code sharing to 70 of the 138 airports authorized by the DOT. BA has publicly stated that its relation-ship with USAir has contributed over $100 million in annual additional revenues and cost savings. USAir believes that the code share arrangements have also brought benefits to USAir through domestic feed from international BA flights. The code share arrangements with BA are an important part of USAir's strategic and long-term objectives.

	USAir believes that (i) the code share cities in the U.S. receive greater access to international markets; (ii) it has greater access to international traffic; and (iii) BA's and its customers benefit from better on-line connections as well as coordinated check-in and baggage checking procedures. USAir believes that the code sharing arrangements will generate increased revenues. The DOT may continue to link further renewals of the code share authorization to the U.K.'s liberalization of U.S. air carrier access to the U.K.; however, the code sharing arrangements contemplated by the Code Share Agreement are expressly permitted under the bilateral air services agreement between the U.S. and U.K. Accordingly, USAir expects that the existing code share authorization will continue to be renewed; however, there can be no assurance that this will occur. USAir does not believe that the DOT's failure to renew further the authorization would result in a material adverse change in its financial condition.

Provisions Regarding Additional BA Investments; BA Announcement
Regarding No Additional Investment in USAir Group

	On March 7, 1994, BA announced that it would not make any additional investments in USAir Group until the outcome of measures by USAir Group to reduce costs and improve its financial results was known. Under the terms of the Investment Agreement, assuming the Series F Preferred Stock or any shares issued upon conversion thereof were outstanding and BA had not sold any shares of preferred stock issued to it by USAir Group or any Common Stock or other securities received upon conversion or exchange of the preferred stock, BA had been entitled at its option to elect to purchase from USAir Group, on or prior to January 21, 1996, 50,000 shares of Series C Cumulative Convertible Senior Preferred Stock, without par value ("Series C Preferred Stock"), at a purchase price of $10,000 per share, to be paid by BA's surrender of the Series F Preferred Stock and a payment of $200 million (the "Second Purchase"). BA did not exercise that option.

	The Investment Agreement provides that, on or prior to January 21, 1998, assuming that BA had purchased (or was purchasing simultaneously in accordance with the terms of the Investment Agreement) Series C Preferred Stock, BA would have the option to purchase 25,000 (or more in certain circumstances) shares of Series E Cumulative Convertible Exchangeable Senior Preferred Stock, without par value ("Series E Preferred Stock"), at a purchase price of $10,000 per share (the "Final Purchase"). Series E Preferred Stock is exchangeable under certain circumstances at the option of USAir Group into certain USAir Group debt securities ("BA Notes"). Because BA did not elect prior to January 21, 1996, to make the Second Purchase, it cannot make the Final Purchase, except that if the DOT approves all the transactions and acts contemplated by the

 Investment Agreement on or prior to January 21, 1998, at the election of either BA or USAir Group, BA's purchase of the Series C Preferred Stock and the Series E Preferred Stock would be consummated under certain circumstances. Because BA did not elect to purchase the Series C Preferred Stock by January 21, 1996, USAir Group may at its option redeem, in whole or in part, Series F Preferred Stock and a like percentage of Series T Preferred Stock held by BA at the higher of market value or the price of $10,000 per share, plus accrued dividends. Under Delaware law, USAir Group may be subject to certain legal prohibitions on its ability to repurchase or redeem its own shares of capital stock for cash or other property. The Company cannot predict whether or when the Second Purchase and Final Purchase will be consummated or whether or when it will repurchase or redeem its shares of capital stock.

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

Terms of BA Common Stock

	To the extent permitted by Foreign Ownership Restrictions, an amendment to USAir Group's charter, which would be filed with the Delaware Secretary of State immediately prior to the Second
Purchase, which BA has announced it will not complete, would create three new classes of common stock: Class B Common Stock, par value $1.00 per share ("Class B Common Stock"), Non-Voting Class C Common Stock, par value $1.00 per share ("Non-Voting Class C Stock"), and Non-Voting Class ET Common Stock, par value $1.00 per share ("Non-Voting Class ET Common Stock," collectively with Class B
Common Stock and Non-Voting Class C Common Stock, "BA Common
Stock"), all of which may be held only by BA or one of its wholly-owned subsidiaries. Except with respect to voting and conversion rights, the BA Common Stock would be substantially identical to the Common Stock. Shares of BA Common Stock would convert automatically to shares of Common Stock upon their transfer to a third party. Subject to Foreign Ownership Restrictions, Class
B Common Stock would be entitled to one vote per share. After the effectiveness of the above charter amendment, to the extent permitted by Foreign Ownership Restrictions, Class B Common Stock would vote as a single class with Series C Preferred Stock on the election of one-fourth of the directors and the approval of the holders of Class B Common Stock and Series C Preferred Stock voting as a single class would be required for certain matters.

Certain Governance Matters

	Following the Second Purchase, which BA has announced it will not complete, and assuming these changes are permitted under Foreign Ownership Restrictions, the above charter amendment would fix the size of USAir Group's board of directors at 16, one-fourth of whom would be elected by BA. In addition, the vote of 80% of the Entire Board of USAir Group would be required for approval of the following (with certain limited exceptions): (i) any agreement with the DOT regarding citizenship and fitness matters; (ii) any annual operating or capital budgets or financing plans; (iii) incurring capital expenditures not provided for in a budget approved by the vote of 80% of the Entire Board in excess of $10 million in the aggregate during any fiscal year; (iv) declaring and paying dividends on any capital stock of USAir Group or any of its subsidiaries (other than dividends paid only to USAir Group or any wholly-owned subsidiary of USAir Group and any dividends on preferred stock); (v) making investments in other entities not provided for in approved budgets in excess of $10 million in the aggregate during any fiscal year; (vi) incurring additional debt (other than certain debt specified in the Investment Agreement) not in an approved financing plan in excess of $450 million in the aggregate during any fiscal year; (vii) incurring off-balance sheet liabilities (e.g., operating leases) not in an approved financing plan in excess of $50 million in the aggregate during any fiscal year; (viii) appointment, compensation and dismissal of certain senior executives; (ix) acquisition, sale, transfer or relinquish-ment of route authorities or operating rights; (x) entering into material commercial or marketing agreements or joint ventures; (xi) issuance of capital stock (or debt or other securities convertible into or exchangeable for capital stock), other than (A) the stock options granted to employees in return for pay reductions under the USAir Group 1992 Stock Option Plan, as described under "-Employees" above, (B) to USAir Group or any direct or indirect wholly owned subsidiary of USAir Group, (C) pursuant to the terms of USAir Group securities outstanding when a certain amendment to USAir Group's charter required in connection with consummation of the Second Purchase becomes effective, or (D) pursuant to the terms of securities the issuance of which was previously approved by the vote of 80% of the Entire Board; (xii) acquisition of its own equity securities other than from USAir Group or its subsidiaries, or pursuant to sinking funds or an approved financing plan; and

 (xiii) establishment of a board committee with power to approve any of the foregoing. This supermajority vote requirement would allow four directors, including those elected by BA, to withhold approval of the actions described above if they believe them to be contrary to the best interests of USAir. The supermajority vote would not be required with regard to the foregoing actions to the extent they involve the enforcement by USAir Group of its rights under the Investment Agreement.

	Following the Second Purchase, which BA has indicated it will not complete, to the extent permitted under Foreign Ownership Restrictions, USAir Group and BA would integrate certain of their respective business operations pursuant to certain "Integration Principles" included in the Investment Agreement. In addition, to the extent permitted by Foreign Ownership Restrictions or pursuant to specific DOT approval, an "Integration Committee," headed by the chief executive officers of USAir Group and BA and by an Executive Vice President-Integration of USAir Group, would oversee the integration subject to the ultimate discretion of USAir Group's board of directors. As of the Final Purchase, which BA has indicated it will not complete, to the extent permitted by Foreign Ownership Restrictions, the Investment Agreement provides for the establishment of a committee ("Appointments Committee") of the board of directors of USAir Group, composed of USAir Group's chief executive officer, BA's chief executive officer and another director serving on both USAir Group's and BA's board of directors, to handle all employment matters relating to managers at the level of vice president and above, except for certain senior executives.

	BA's governance rights after the Second Purchase and the Final Purchase, which BA has indicated it will not complete, would be subject to reduction if BA reduced its holding in USAir Group under the following circumstances. If BA sold or transferred, in one or more transactions, BA Preferred Stock, Common Stock or BA Common
Stock (collectively, Common Stock and BA Common Stock are hereinafter referred to as "Non-Preferred Stock") issued directly or indirectly upon the conversion thereof such that the aggregate purchase price of the BA Preferred Stock, BA Notes, Non-Preferred Stock or other equity securities of USAir Group held by BA and its directly or indirectly wholly owned subsidiaries following such sale or transfer (the "BA Holding") was less than both two-thirds of the aggregate purchase price of all BA Preferred Stock, BA
Notes, Non-Preferred Stock or other equity securities of USAir
Group acquired by BA and its subsidiaries following January 21, 1993 and $750 million (or $500 million if the Final Purchase had not occurred), then (i) the number of directors elected by the Class B Common Stock and the Series C Preferred Stock, voting together as a single class, would be limited to two; (ii) the directors elected by the Common Stock, Series A Preferred Stock, Series E Preferred Stock, Series T Preferred Stock, as defined under "Miscellaneous" below, and other capital stock with voting rights would no longer be required to include two directors selected from among the outside directors on the board of directors of BA; (iii) special class voting rights applicable to the Class B

 Common Stock and Series C Preferred Stock would no longer apply; and (iv) BA would no longer participate in the Appointments Committee. In addition, if the BA Holding became less than both one-third of the aggregate purchase price of all BA Preferred Stock, BA Notes, Non-Preferred Stock or other equity securities of USAir Group acquired by BA and its subsidiaries following Janu-ary 21, 1993 and $375 million (or $250 million if the Final Purchase had not occurred), then the number of directors elected by the Class B Common Stock and the Series C Preferred Stock, voting together as a single class, would be reduced to one. If the BA Holding became less than $100 million, then the Class B Common Stock and the Series C Preferred Stock would no longer vote together as a single class with respect to the election of any directors of USAir Group, but would vote together with the Common Stock, the Series A Preferred Stock and any other class or series of capital stock with voting rights with respect to the election of directors of USAir Group.

Miscellaneous

	Under the terms of the Investment Agreement, BA has the right to maintain its proportionate ownership of USAir Group's securities under certain circumstances by purchasing shares of certain series of Series T Preferred Stock, Common Stock or BA Common Stock. Pursuant to these provisions, on June 10, 1993, BA purchased (i)
152.1 shares of Series T-1 Preferred Stock for approximately $1.5 million as a result of certain issuances during the period
January 21 through March 31, 1993 of Common Stock in connection with the exercise of certain employee stock options and to certain defined contribution retirement plans; and (ii) 9,919.8 shares of Series T-2 Preferred Stock for approximately $99.2 million as a result of USAir Group's issuance on May 4, 1993 of 11,500,000 shares of Common Stock for net proceeds of approximately $231 million pursuant to a public underwritten offering. Because BA partially exercised its preemptive right in connection with the Common Stock offering and the offering price was below a certain level, the conversion price of the Series F Preferred Stock was antidilutively adjusted on June 10, 1993 from $19.50 to $19.41 per share. As a result, the Series F Preferred stock is convertible into 15,458,851 shares of Common Stock or Non-Voting Class ET
Common Stock. BA advised USAir Group that it would not exercise its optional purchase rights under the Investment Agreement to buy additional series of Series T Preferred Stock triggered by issuances of Common Stock of USAir Group pursuant to certain USAir Group benefit plans during 1994 and 1995.

	The Investment Agreement also imposes certain restrictions on BA's right to acquire additional voting securities, participate in solicitations with respect to USAir Group securities or otherwise propose or discuss extraordinary transactions concerning USAir
Group. These restrictions remain in effect as long as BA or any of its affiliates or associates beneficially owns any BA Preferred Stock, BA Notes or BA Common Stock, and for two years thereafter.
In addition, the Investment Agreement restricts BA's right to transfer certain securities and requires that prior to transferring such securities, BA must, in most cases, first offer to sell the securities to USAir Group. BA has certain rights to require USAir Group to register for sale USAir Group securities sold to it pursuant to the Investment Agreement.

Operating Statistics

	USAir's operating statistics during the years 1991 through 1995 are set forth in the following table (1):

Years Ended December 31, 1995    1994     1993     1992     1991
-----------------------------------------------------------------
Revenue Passengers
   (Thousands)*        56,674   59,495   53,678   54,655   55,600
Average Passenger
   Journey (Miles)*     663.7    637.7    656.2    642.2    613.7
Revenue Passenger
   Miles ("RPMs")
   (Millions)*         37,618   37,941   35,221   35,097   34,120
Total Available
   Seat Miles**        58,678   61,540   59,841   60,052   58,574
Available Seat Miles
   (Millions)*         58,163   61,027   59,485   59,667   58,261
Passenger Load
   Factor (2)*          64.7%    62.2%    59.2%    58.8%    58.6%
Break Even Load
   Factor (3)(5)**      64.9%    67.3%    61.7%    63.2%    62.7%
Passenger Revenue
   Per ASM*            10.78c    9.70c   10.22c    9.70c    9.76c
Total Revenue Per
   ASM (4)(5)**        11.80c   10.59c   11.04c   10.38c   10.33c
Cost per ASM (4)(5)    11.40c   11.02c   11.12c   10.85c   10.80c
   (6)**
Yield (Revenue Per
   RPM)*               16.66c   15.61c   17.27c   16.49c   16.67c

*    Scheduled service only (excludes charter flights).
**   All service.
c    = cents
(1)	Statistics include free frequent travelers and the related
miles flown.
(2)	Passenger load factor is the percentage of aircraft seating
capacity that is actually utilized (RPMs/ASMs).
(3)	Break even load factor represents the percentage of aircraft seating capacity that must be utilized, based on fares in
effect during the period, for USAir to break even at the pre-
tax income level, adjusted to exclude non-recurring and
unusual items.
(4)	Adjusted to exclude non-recurring and unusual items.
(5)	Financial statistics for 1995, 1994 and 1993 exclude revenue and expense generated under the BA wet lease arrangement.
(6)	Certain statistics have been recalculated to reflect expense reclassifications.

Item 2.	Properties

Flight Equipment

	At December 31, 1995, USAir operated the following jet
aircraft:
                   Passenger  Avg. Age   Owned    Leased
     Type           Capacity   (Years)    (1)       (2)     Total
     ----          ---------  --------   -----    ------    -----

Boeing 767-200ER(3)   214        7.1        4         5        9
Boeing 757-200        182        5.3       23        11       34
Boeing 737-400        146        6.1       19        35       54
McDonnell Douglas
  MD-80               141       13.9       15        16       31
Boeing 737-300        127        8.8       11        74       85
Boeing 737-200        109       13.7       48        16       64
Douglas DC-9-30       101       22.2       48        14       62
Fokker 100             98        5.1       36         4       40
Fokker F28-4000        68       11.2        1        14       15
                                ----      ---       ---      ---
                                11.1      205       189      394
                                ====      ===       ===      ===

(1)	Of the owned aircraft, 123 were pledged as collateral for
various secured financing obligations aggregating $2.3 billion at December 31, 1995.
(2)	The terms of the leases expire between 1996 and 2015.
(3)	The above table excludes one owned and one leased 767-200ER
aircraft which USAir leased to BA under a wet lease arrange-ment at December 31, 1995.

	At December 31, 1995, USAir Group's three regional airline subsidiaries operated the following turboprop aircraft:

                   Passenger  Avg. Age     Owned    Leased
     Type           Capacity   (Years)      (1)       (2)   Total
     ----          ---------  --------     -----    ------  -----

de Havilland Dash 7    50       14.4         2(3)      2       4
de Havilland Dash 8    37        6.5        29        50      79
Dornier 328-100        32         .5         -        20      20
British Aerospace
  Jetstream 31         19        8.7         -        11(4)   11
                                ----       ---       ---     ---
                                 5.9        31        83     114
                                ====       ===       ===     ===

(1)	Of the owned aircraft, 11 were pledged as collateral for
various secured financing obligations aggregating $45.9
million at December 31, 1995.  One turboprop aircraft was
owned by USAir.
(2)	The terms of the leases expire between 1996 and 2011.

(3)	One of the Company's regional airline subsidiaries is party to an agreement under which a third party will purchase one of
the two owned Dash 7 aircraft on March 31, 1996.  The regional subsidiary has the option to require such third party to
purchase the second owned aircraft beginning in March 1997 and extending 22 months.
(4)	Two of the 11 leased Jetstream 31 aircraft were returned to
the lessor in January 1996.  The remaining 9 leased Jetstream
31 aircraft were all leased to a third party and removed from the operating fleet of one of the Company's regional airline subsidiaries by March 25, 1996.

	USAir is a party to purchase agreements with Boeing and Rolls Royce that provide for the future acquisition of new jet aircraft and jet engines. At December 31, 1995, USAir Group's regional airline subsidiaries, collectively, were party to agreements or agreements in principle related to the acquisition by lease of up to thirty additional turboprop aircraft. Subsequent to December 31, 1995, one of these subsidiaries exercised its option to acquire 5 additional turboprop aircraft; a second subsidiary took delivery of three turboprop aircraft during February 1996. See Note 4.(d) to the Company's consolidated financial statements contained in Part
II, Item 8A. for additional information regarding outstanding commitments and options for the purchase of flight equipment. The Company's airline subsidiaries maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

	USAir owned or leased the following aircraft as of Decem-ber 31, 1995, which were parked in storage facilities and not included in the operating fleet table presented above.

                              Avg. Age
        Type                   (Years)   Owned    Leased  Total
        ----                  --------   -----    ------  -----
British Aerospace
   BAe-146-200                  10.8        1       14      15
Boeing 727-200                  17.1        -        6       6
Boeing 737-200                  27.0        4        -       4
Boeing 767-200ER (1)             5.7        -        1       1
Douglas DC-9-30                 27.3       10        -      10
Fokker F28-1000                 24.0        1        -       1
Fokker F28-4000                 12.1        1        1       2
                                ----       --       --      --
                                17.9       17       22      39
                                ====       ==       ==      ==

(1)	The 767-200ER aircraft presented in the above table was
returned to USAir by BA during December 1995 in connection with the phase-out of the wet lease arrangements with BA (See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The aircraft was returned to USAir's operating fleet in January 1996.

	In addition, as of December 31, 1995, certain subsidiaries of USAir Group leased or subleased 16 owned F28-1000 aircraft; two leased Embraer EMB-120 aircraft; ten owned 737-200 aircraft; one owned and one leased 767-200ER; eight leased Jetstream 31 aircraft; two owned F28-4000 aircraft, and; three leased BAe-146-200 ("BAe-146") aircraft to third parties (See Note 4.(b) to the Company's consolidated financial statements contained in Part II, Item 8A.
for additional information related to third party lease arrange-ments).

	USAir recorded substantial charges in 1994 associated with repair parts, inventory and future lease payments for certain parked aircraft (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations").

	USAir is a participant in the Civil Reserve Air Fleet ("CRAF"), a voluntary program administered by the Air Mobility Command (the "AMC"). The General Services Administration of the United States government also requires that airlines participate in CRAF in order to receive United States government business. The United States government is the largest customer of USAir. USAir's commitment under CRAF is to provide three 767-200ER aircraft in support of military operations, probably for aeromedical missions, as specified by the AMC. To date, the AMC has not requested USAir to activate any of its aircraft under CRAF.

Ground Facilities

	USAir leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Washington National; its principal operating, overhaul and maintenance bases at the Pittsburgh and Charlotte/Douglas International Airports; major training facilities in Pittsburgh and Charlotte; central reservations offices in several cities; and line maintenance bases and local ticket, cargo and administrative offices throughout its system. USAir owns a building and vacant land in Fairfax, Virginia, a training facility in Winston-Salem, North Carolina and reservations facilities in San Diego, California and Orlando, Florida. USAir's building in Fairfax, Virginia, which is leased to the U.S. government, and the vacant land are currently for sale.

Terminal Construction Projects

	USAir Group's airline subsidiaries utilize public airports for their flight operations under lease arrangements with the govern-ment entities that own or control these airports. Airport authorities frequently require airlines to execute long-term leases to assist in obtaining financing for terminal and facility construction. Any future requirements for new or improved airport facilities and passenger terminals are likely to require additional expenditures and long-term commitments. Several significant projects which affect large airports on USAir's route system are discussed below.

	The new terminal at Pittsburgh International Airport commenced operation in October 1992. The construction cost of the new terminal, approximately $800 million, was financed largely through the issuance of airport revenue bonds. As the principal tenant of the new facility, USAir pays a substantial portion of the cost of the new terminal through rents and other charges pursuant to a use agreement which expires in 2018. USAir's terminal rental expense at Pittsburgh was approximately $44 million annually in 1995. The new facility has provided additional gate capacity for USAir and has enhanced the efficiency and quality of its hub services at Pittsburgh. In addition to the annual terminal rental expense, USAir is recognizing approximately $13 million in annual rental expense for property and equipment typically owned by USAir at other airports. The annual terminal rental expense is subject to adjustment, depending on the actual airport operating costs, among other factors. These rents are reflected in Note 4(b) to the Company's consolidated financial statements contained in Part II,
Item 8A.

	The East End Terminal at LaGuardia, which cost approximately $173 million to construct, opened in the third quarter of 1992. USAir, USAir Express and the USAir Shuttle operations at LaGuardia are conducted from this terminal and the adjoining USAir Shuttle terminal. The East End Terminal has 12 jet gates. USAir recogniz-es approximately $31 million in annual rental expense for this terminal and is responsible for all maintenance and operating costs.

	In 1993, USAir and the City of Philadelphia reached an agreement to proceed with certain capital improvements at Philadel-phia International Airport, where USAir has its third largest hub.
 The improvements include approximately $109 million in various terminal renovations and a new $220 million commuter airline runway expansion project, exclusive of financing costs. Depending on the timing of certain federal environmental reviews, USAir expects construction on the terminal project will be completed in 1998. The runway expansion project is not expected to be completed until 2000. USAir expects that its annual costs of operations at Philadelphia International Airport will increase by approximately $14 million once construction is complete, representing more than a 40% increase.

	The Washington National Airport Authority is currently undertaking a $1 billion capital development project at Washington National, which includes construction of a new terminal currently expected to commence operation in the second quarter of 1997. Based on current projections, USAir estimates that its annual operating expenses at Washington National will increase by approximately $10 million to $12 million.

Item 3.	Legal Proceedings

	USAir is involved in legal proceedings arising out of its two aircraft accidents that occurred in July and September 1994 near Charlotte, North Carolina and Pittsburgh, Pennsylvania, respective-ly. The National Transportation Safety Board ("NTSB") held hearings beginning in September 1994 relating to the July accident and January 1995 relating to the September accident. In April 1995, the NTSB issued its finding of probable causes with respect to the accident near Charlotte. It assigned as probable causes the failure of air traffic control to convey weather and windshear hazard information and flight crew errors. The NTSB has not yet issued its final accident investigation report for the accident near
Pittsburgh. The NTSB, Boeing, the FAA and USAir jointly conducted flight tests in October 1995 as part of the ongoing investigation into the cause of this accident. In this regard, USAir provided a 737-300 aircraft in the collective effort to simulate the conditions at the time of the accident. More public hearings were conducted in November 1995. The NTSB has indicated that a determination of the cause of the accident is not likely until sometime in 1996. USAir expects that it will be at least two to three years before the accident litigation and related settlements will be concluded. USAir believes that it is fully insured with respect to this litigation. Therefore, the Company believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations, although any finding of fault on USAir's part could create negative publicity and could tarnish USAir's image.

	In December 1995, USAir received a Civil Investigative Demand ("CID") from the DOJ relating to USAir's compliance with the terms of a consent decree entered into in December 1992, as amended in September 1994. The consent decree was entered into to resolve litigation concerning USAir's methods of disseminating fare data to the Airline Tariff Publishing Company. A CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action. The CID issued in December 1995 seeks information concerning USAir's use of travel dates in its fare filings, among other things.

	On March 19, 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit. The class action suit, which was filed in July 1990, alleged that the airlines used ATPCo to signal and communicate carrier pricing intentions and otherwise limit price competition for travel to and from numerous hub airports.
Under the terms of the settlement, the six air carriers paid $45 million in cash and issued $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines. USAir's share of the cash portion of the settlement, $5 million, was recorded in results of operations for the second quarter of 1992.
The certificates, mailed to approximately 4.1 million claimants between December 15 and 31, 1994, provide a dollar-for-dollar discount against the cost of a ticket generally of up to a maximum of 10% per ticket, depending on the cost of the ticket. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow. However, due to the interchangeability of the certificates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates, and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on further passenger revenue and cash flows. USAir has employed the incremental cost method to estimate a range of costs attributable to the exercise of the certificates, based on the assumption that the estimated maximum number of certificates to be redeemed for travel on USAir will be related to USAir's market share relative to the total market share of the six carriers involved in the settlement. USAir's estimated percentage of such market share is less than 9%. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, liability insurance, and denied boarding compensa-tion expenses expected to be incurred on a per passenger basis.
USAir has estimated that its incremental cost will not be material based on the equivalent free trips associated with the settlement.

	On October 11, 1994, USAir and seven other carriers entered into a settlement agreement with a group of State Attorneys General resolving similar issues with the states. The settlement entitles passengers traveling within the United States on state government business to a 10% discount off the published fares of each of the settling carriers and will be available for 18 months from August 16, 1995, or until the combined discount amount reaches $40 million, whichever first occurs. On May 10, 1995, a U.S. federal district court judge approved the settlement. The Company does not expect that this settlement will have a material adverse effect on its financial condition or results of operations. As was the case with the settlement of the private antitrust litigation, it is difficult to predict the amount of discounted state travel that will occur on USAir. Thus, a dollar impact of the settlement cannot be estimated.

	In February and March 1995, several class action lawsuits were filed in various federal district courts by travel agencies and a travel agency trade association alleging that most of the major
U.S. airlines, including USAir, violated the antitrust laws when they individually capped travel agent base commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. The lawsuits have been consolidated in the federal district of Minnesota. The plaintiffs are seeking unspecified treble damages for restraint of trade. The case is expected to go to a jury trial in 1996. While USAir believes that its actions in establishing a commission cap were in full compliance with the antitrust laws, the Company is unable to predict at this time the ultimate resolution of the litigation or the potential impact on its financial condition and results of operations.

	In October 1995, USAir terminated for cause an agreement with In-Flight Phone Corporation ("IFPC"). IFPC was USAir's provider of on-board telephone and interactive data systems (the "IFPC
System"). The agreement contemplated the eventual installation of the IFPC System on substantially all of USAir's aircraft. The IFPC System had been installed on approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against USAir seeking equitable relief and damages in excess of $186 million. USAir believes that its termination of its agreement with IFPC was appropriate and that it is owed in excess of $5 million by IFPC. On December 7, 1995, USAir successfully defended IFPC's emergency motion for a temporary restraining order. On December 13, 1995, IFPC's motion for a preliminary injunction was denied and IFPC has relinquished its right to appeal that decision. IFPC's claim for damages remains pending and USAir is presently preparing a counterclaim for amounts it is owed by IFPC. The Company is unable to predict at this time the ultimate resolution or potential financial impact on the Company's financial condition and results of operations of this lawsuit. USAir is presently in negotiations with other vendors of on-board telephone systems and currently expects to finalize an agreement in the first quarter of 1996.

	During 1995, four members of USAir's Frequent Traveler Program ("FTP") filed class action lawsuits against USAir in Illinois, Pennsylvania, California and New Jersey state courts, alleging breach of contract relating to changes made to USAir's FTP effective December 31, 1989 and/or January 1, 1995. A similar lawsuit has been pending in California state court since 1989. The lawsuits seek unspecified damages and an injunction against the allegedly objectionable changes to USAir's FTP and any subsequent retroactive changes to the FTP. USAir denies the allegations made in the lawsuits and intends to vigorously defend itself. The ultimate resolution of these lawsuits and their potential impact on the Company's financial condition or results of operations cannot be predicted at this time.

	In May 1995, USAir Group, USAir and the Retirement Income Plan for Pilots of USAir, Inc. (the "Pilots' Pension Plan") were sued in federal district court for the District of Columbia by 469 active and retired USAir pilots. The lawsuit alleges that USAir has breached its fiduciary duty under the Employee Retirement Income Security Act ("ERISA") and otherwise violated ERISA by erroneously calculating benefits under the Pilots' Pension Plan. The plaintiffs seek, among other things, an injunction restraining USAir and the Pilots' Pension Plan from allegedly improperly calculating benefits under the Pilots' Pension Plan and payments to plaintiffs of benefits allegedly improperly withheld in an amount alleged to be equal to approximately $70 million, plus interest. USAir believes that it has properly calculated benefits under the Pilots' Pension Plan and intends to vigorously defend itself against the allega-tions made in the lawsuit. Because this lawsuit is in an early stage of litigation, the Company is unable to predict at this time its ultimate resolution or potential impact on USAir Group's pension liability or future funding requirements.

	The Company and several of its subsidiaries have received notices from the U.S. Environmental Protection Agency and various state agencies that they are potentially responsible parties with respect to the remediation of existing sites of environmental concern. Only two of these sites have been included on the Superfund National Priorities List. The Company continues to negotiate with various governmental agencies concerning known and possible cleanup sites. USAir has made financial contributions for the performance of remedial investigations and feasibility studies at sites in Moira, New York; Escondido, California; and Elkton, Maryland.

	Also, USAir has been identified as a potentially responsible party ("PRP") for environmental contamination at Boston Logan Airport. There are a number of other PRPs at the site. The Company is presently unable to assess its proportionate share of contribu-tion, but does not expect any such contribution to have a material adverse effect on its financial condition or results of operations.

	Because of changing environmental laws and regulations, the large number of other potentially responsible parties and certain pending legal proceedings, it is not possible to reasonably estimate the amount or timing of future expenditures related to environmental matters. The Company provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known contingencies, it is possible that additional reserves could be required in the future which could have a material effect on results of operations. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on its financial position or results of operations based on its experience with similar environmental sites.

	The Equal Employment Opportunity Commission and various state and local fair employment practices agencies are investigating charges by certain job applicants, employees and former employees of the Company's subsidiaries involving allegations of employment discrimination in violation of Federal and state laws. The plaintiffs in these cases generally seek declaratory and injunctive relief and monetary damages, including back pay. In some instances they also seek classification adjustment, compensatory damages and punitive damages. Such proceedings are in various stages of litigation and investigation, and the outcome of these proceedings is difficult to predict. In the Company's opinion, however, the disposition of these matters is not likely to have a material adverse effect on its financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

	USAir Group's annual meeting of stockholders was held on November 28, 1995. Proxies for the meeting were solicited by USAir Group pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     All of management's nominees for the election to the Board of Directors as listed in USAir Group's Proxy Statement for the meeting were elected without solicitation in opposition. In addition, the holders of voting securities also voted on the following proposals with the following results:

1.	Management's proposal regarding ratification of the selection of auditors of the Company for fiscal year 1995.

     For  80,778,504     Against     633,027     Abstain    372,316
     Broker Non-Votes    None

2.	Stockholder proposal concerning confidential voting.

     For  23,276,514     Against  39,514,871     Abstain  1,725,816
     Broker Non-Votes    17,266,646

3.	Stockholder proposal relating to compensation contingent on a change of control.

     For  19,210,421     Against  43,115,575     Abstain  2,191,205
     Broker Non-Votes    17,266,646

4.	Stockholder proposal relating to directors' retirement
benefits.

     For  20,273,111     Against  42,601,126     Abstain  1,642,964
     Broker Non-Votes    17,266,646

5.	Stockholder proposal relating to "High-Performance Workplace".

     For  5,951,165      Against  54,478,682     Abstain  4,087,354
     Broker Non-Votes    17,266,646

6.	Stockholder proposal relating to political contributions.

     For  4,962,028      Against  56,447,309     Abstain  3,107,864
     Broker Non-Votes    17,266,646







              (this space intentionally left blank)

                           Part II

Item 5A.	Market for USAir Group's Common Equity and Related
Stockholder Matters

Stock Exchange Listings

	The Common Stock of the Company is traded on the New York Stock Exchange (Symbol U). On February 29, 1996, there were approximately 63,460,000 shares of Common Stock of the Company outstanding. The stock was held by 34,375 stockholders of record at that date. The holders reside throughout the United States and abroad.

Market Prices of Common Stock

	Presented below are the high and low sale prices of the Common Stock of the Company as reported on the New York Stock Exchange
Composite Tape during 1995 and 1994:

         Period                   High               Low
         ------                   ----               ---
          1995
     First Quarter                6 5/8             4 1/4
     Second Quarter              14                 5 5/8
     Third Quarter               12 5/8             8
     Fourth Quarter              15 7/8            10 3/8

          1994
     First Quarter               15 1/8             8
     Second Quarter               8 1/8             6 1/4
     Third Quarter                7 1/2             4
     Fourth Quarter               5 3/8             4

	Holders of the Common Stock are entitled to receive such dividends as may be lawfully declared by the Board of Directors of the Company. A Common Stock dividend of $.03 per share was paid in every quarter from the second quarter of 1980 through the second quarter of 1990. In September 1990, however, the Company suspended the payment of dividends on Common Stock for an indefinite period.

	As of March 28, 1996, the Company's board of directors had not authorized the resumption of dividends on the Company's Common
Stock and there can be no assurance when or if such dividend payments will resume. In addition, the Company, organized under the Laws of the State of Delaware, may be subject to certain legal prohibitions on its ability to pay dividends on or repurchase or redeem its own shares of capital stock for cash or other property.
At December 31, 1995, the Company believes that it was legally prohibited from paying dividends on or repurchasing or redeeming its capital stock due to the provisions of Section 170 of the Delaware General Corporation Law ("Delaware Law"), which require a company to maintain a capital surplus in order to pay dividends on or repurchase or redeem its capital stock. In addition, as of

 December 31, 1995, the Company does not believe that it can comply with certain provisions of Delaware Law which permit a company with a capital deficit to pay dividends on its capital stock under special circumstances. See Note 8.(d) to the Company's consolidat-ed financial statements contained in Part II, Item 8A. of this report, and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", also contained in this report, for additional information.

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

	USAir's board of directors has not authorized the payment of dividends to USAir Group since 1988. In addition, USAir, organized under the Laws of the State of Delaware, may be subject to certain legal prohibitions on its ability to pay dividends on or repurchase or redeem its own shares of capital stock for cash or other property. At December 31, 1995, USAir believes that it was legally prohibited from paying dividends on or repurchasing or redeeming its capital stock due to the provisions of Section 170 of the Delaware General Corporation Law ("Delaware Law"), which require a company to maintain a capital surplus in order to pay dividends on or repurchase or redeem its capital stock. In addition, as of December 31, 1995, USAir does not believe that it can comply with certain provisions of Delaware Law which permit a company with a capital deficit to pay dividends on its capital stock under special circumstances. See Note 7. to USAir's consolidated financial statements contained in Part II, Item 8B. of this report, and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", also contained in this report, for additional information.

	Covenants related to USAir's 10% and 9 5/8% senior unsecured notes currently do not permit the payment of dividends by USAir to USAir Group. However, these covenants do not restrict USAir from loaning or advancing funds to USAir Group.


Item 6.  Selected Financial Data

	Selected financial data for USAir Group is presented below:

<CAPTIONS>
                                            1995         1994         1993          1992        1991
                                             ----         ----         ----          ----        ----
                                                         (in millions except per share amounts)
Consolidated Statements of Operations
Operating Revenues                        $ 7,474      $ 6,997      $ 7,083      $ 6,686      $ 6,514
Operating Expenses                        $ 7,153      $ 7,489      $ 7,179      $ 7,033      $ 6,698
Operating Income (Loss)                   $   322      $  (491)     $   (96)     $  (347)     $  (184)
Income (Loss) Before Accounting Change    $   119      $  (685)     $  (349)     $  (601)     $  (305)
Accounting Change  (1)                          -            -          (44)        (628)           -
                                           ------       ------       ------       ------       ------
Net Income (Loss)                         $   119      $  (685)     $  (393)     $(1,229)     $  (305)

Net Income (Loss) Applicable to Common
   Stockholders                           $    34      $  (763)     $  (467)     $(1,281)     $  (350)

Income (Loss) Per Share:
   Before Accounting Change               $   .55      $(12.73)     $ (7.68)     $(13.88)     $ (7.62)
   Effect of Accounting Change                  -            -         (.80)      (13.35)           -
                                           ------       ------       ------       ------       ------
   Income (Loss) Per Share                $   .55      $(12.73)     $ (8.48)     $(27.23)     $ (7.62)

Dividends Per Common Share                $     -      $     -      $     -      $     -      $     -

Consolidated Balance Sheets
Total Assets                              $ 6,955      $ 6,808      $ 6,878      $ 6,595      $ 6,450
Long-Term Obligations and Redeemable
   Preferred Stock (2) (3)                $ 4,572      $ 4,699      $ 4,198      $ 3,714      $ 2,577
Series B Preferred Stock  (3)                 213          213          213          213          213
Common Stockholders' Equity (Deficit) (3)  (1,049)      (1,110)        (426)        (169)       1,105
                                           ------       ------       ------       ------       ------
Total Stockholders' Equity (Deficit) (3)  $  (836)     $  (897)     $  (213)     $    44      $ 1,318

Shares of Common Stock Outstanding           63.4         61.1         59.2         47.2         46.6
Book Value Per Share (4)                  $(18.39)     $(18.71)     $ (7.19)     $ (3.58)     $ 23.69



(1)	Cumulative effect of change in method of accounting for
postemployment benefits in 1993 and postretirement benefits
other than pensions (net of income tax benefit of $117.6) in
1992.  See Note 11. to USAir Group's consolidated financial
statements contained in Part II, Item 8A. for more
information.

(2)	Long-term obligations include long-term debt, capital leases and postretirement benefits other than pensions, non-current.

(3)	1995 and 1994 do not include deferred dividends on preferred stock.  See Note 8.(d) to USAir Group's consolidated
financial statements contained in Part II, Item 8A.

(4)	Based on Common Stockholders' Equity (Deficit), which is
adjusted to reflect deferred dividends on preferred stock as though they had been declared.  See Note 8.(d) to USAir
Group's consolidated financial statements contained in Part
II, Item 8A.

Note: Numbers may not add or calculate due to rounding.












(this space intentionally left blank)

Item 7.	Management's Discussion and Analysis of Financial Condi-
tion and Results of Operations

	The following discussion relates to the financial results and condition of USAir Group, Inc. ("USAir Group" or the "Company"). USAir, Inc. ("USAir") is the Company's principal subsidiary and accounted for approximately 93% of its operating revenues for fiscal year 1995. USAir is a major United States air carrier whose primary business is transporting passengers, property and mail.
USAir enplaned more than 57 million passengers during 1995 and is currently the fifth largest domestic air carrier, as measured by revenue passenger miles ("RPMs"). Except where noted, the following discussion is based primarily upon USAir's financial condition, results of operations and future prospects.

	USAir Group recorded net income of $60.3 million for the fourth quarter of 1995 and net income of $119.3 million for all of 1995. USAir Group's earnings per common share was $0.61 for the fourth quarter of 1995 and $0.55 for all of 1995. USAir, whose results include USAir's wholly-owned subsidiary USAM Corp. ("USAM"), recorded net income of $33.6 million for the fourth quarter of 1995 and net income of $33.0 million for all of 1995. The fourth quarter and full-year 1995 results for both USAir Group and USAir represent significant improvements over the results for the comparable periods in 1994.

	The Company's and USAir's improved 1995 results are mainly attributable to a stable domestic economic climate, favorable capacity trends in USAir's markets, less fare discounting and low fare competition and the positive influence of USAir's cost-reduction and revenue enhancement initiatives. The entire domestic airline industry has benefited from stable domestic economic and overall favorable capacity and fare pricing factors. However, the Company's financial condition, results of operations and future prospects are more susceptible to an economic downturn and competitive influences than most of its major competitors due to USAir's high cost structure amid the growing low cost, low fare environment of the domestic airline industry.

Factors Contributing to Improved 1995 Financial Results

	The Company's airline subsidiaries realized stronger than anticipated yields (Passenger Transportation revenue per RPM) in 1995 due in part to a decrease in industry capacity in the eastern United States and less intense low fare competition and fare discounting than in recent years. The eastern U.S. is the primary operating region for USAir and its regional airline affiliates. In 1995, several major air carriers, including USAir, implemented reductions in capacity (as measured by available seat miles or "ASMs") in the eastern U.S. (see discussion of USAir's capacity reductions below in "Cost-Reduction and Revenue Enhancement Initiatives"). Most notably, Continental Airlines, Inc. ("Conti-nental") eliminated its low fare, "no frills" pricing and marketing strategy, "Continental Lite," in early 1995. Continental Lite was launched in October of 1993 on certain routes in the eastern U.S. also served by USAir and was substantially expanded during 1994 into additional markets also served by USAir. In an effort to maintain market share, USAir responded to Continental Lite's competitive threat by selectively lowering its fares by as much as 70% compared to the fares in effect prior to Continental Lite's incursion. These fare reductions affected markets where USAir had previously generated approximately 46% of its Passenger Transporta-tion revenues. In addition to Continental's capacity reductions, American Airlines, Inc. ("American") and United Air Lines, Inc. ("United") also reduced service in the intra-east coast region during 1995. Overall, during 1995, the mature, established air carriers decreased capacity in the intra-east coast region by approximately 9.8% versus 1994 levels. However, other air carriers with low costs of operations and low fare structures ("low cost, low fare" air carriers) increased capacity in this region during the same period (see further discussion below in "Current Industry Conditions - Continued Growth of Low Cost, Low Fare Competition"). The net result was that capacity in the intra-east coast region decreased by approximately 3.5% year-over-year.

	As discussed in further detail below, USAir's recent cost-reduction and revenue enhancement initiatives contributed positive-ly to the Company's improved 1995 results. The Company stated in 1994 and early 1995 that it sought to reduce its annual operating costs by $1 billion through a combination of labor-related and other cost reductions. During 1995, the Company achieved its goal of reducing annual non-labor operating expenses by approximately $500 million from otherwise expected levels. The Company believes that these savings will approach $600 million in 1996 from otherwise expected levels. The anticipated savings in the labor-related areas, the other half of the targeted annual reduction in operating costs, have not been realized. In conjunction with its cost-reduction and revenue enhancement initiatives, the Company announced its goal to achieve a pre-tax margin of 3.0% in the next one to two years and a 7.5% pre-tax margin longer term. The Company's pre-tax margin was approximately 1.7% for 1995. The Company's 1995 financial results represent a significant improve-ment over 1994 levels, but the Company believes that it will not be able to achieve either its short-term or long-term pre-tax margin goals without achieving significant reductions in USAir's personnel costs.

         Current Industry Conditions - Continued Growth of Low Cost, Low Fare Competition

	Demand for air transportation has historically mirrored general economic conditions. During the most recent economic recession in the United States, the domestic airline industry experienced a reduction in demand for air transportation without a corresponding decrease in capacity. The disparity between demand and capacity was exacerbated by the continued delivery of new aircraft to domestic air carriers and the operation of certain major air carriers under the protection of Chapter 11 of the

 Bankruptcy Code for extended periods.

	The years 1993 through 1995 included the entry and growth of low cost, low fare air carriers into markets served by USAir and its regional airline affiliates. Intra-east coast operations currently represent approximately 64% of USAir's departures and approximately 44% of its capacity (ASMs). Southwest Airlines, Inc. ("Southwest"), a low cost, low fare air carrier which had not previously provided service to or within the eastern U.S., inaugurated service from Baltimore/Washington International Airport ("BWI") in September of 1993 at fares substantially below those previously in place. BWI is one of USAir's hub airports.
Southwest expanded operations from BWI during 1994 and 1995 and initiated service to Florida from BWI, among other locations, in early 1996. Southwest also launched intra-Florida service during early 1996. Southwest, which has a considerable cost advantage over USAir, particularly with regards to personnel costs, could continue to expand in markets served by USAir or its regional airline affiliates.

	ValuJet Airlines, Inc. ("ValuJet"), another low cost, low fare air carrier, commenced operations in October of 1993 by offering service within the intra-east coast region. By September 30, 1995, ValuJet had 32 aircraft in its operating fleet and in late 1995 announced that it had signed an agreement with the McDonnell
Douglas Corporation ("McDonnell Douglas") for the purchase of 50
MD-95 aircraft with options for an additional 50 MD-95 aircraft. Deliveries are scheduled to begin in mid-1999. ValuJet has announced that it plans to increase its operating fleet to 60 aircraft by the end of 1996 and its target for the year 2000 is 143 aircraft. ValuJet initiated service at Boston in 1995 and has recently inaugurated service at Pittsburgh and Charlotte. USAir and its regional affiliates have significant operations at these locations. The major airports at Pittsburgh and Charlotte are USAir's largest hubs. The short-term effect of ValuJet's expansion into these markets on the Company's financial condition and future prospects is expected to be minimal considering the frequency of service ValuJet currently offers.

	In addition to Southwest and ValuJet, other air carriers with a low cost, low fare strategy have also initiated or announced intentions to offer or expand service in the intra-east coast region. USAir currently has low cost, low fare competition affecting over 45% of its traffic base. In an effort to preserve market share, USAir has typically responded to the entry of a low cost, low fare competitor into its markets by matching fares and increasing the frequency of service in related markets, generally with the result of diluting USAir's yield in these markets. In some cases USAir has responded by reducing service in affected markets.

	Besides the competitive threat posed by low cost, low fare air carriers, several of the larger, mature air carriers have developed or indicated their intention to develop similar low cost, low fare service. Current industry conditions have forced the larger, mature air carriers to seek significant cost reductions in order to remain competitive and financially viable. For example, during 1994, United completed a transaction which traded significant employee wage concessions and productivity improvements for a majority ownership stake in the company and seats on its board of directors. The agreement also allowed United to establish a low cost, low fare operation labeled "Shuttle by United". The primary function of this operation is to compete successfully with low cost, low fare air carriers in mainly secondary or short-haul markets. During 1993, Continental, Trans World Airlines, Inc.
("TWA") and Northwest Airlines, Inc., were able to obtain signifi-cant wage concessions and productivity improvements from unionized employees. The employee concessions achieved by Continental and TWA were obtained in the course of bankruptcy proceedings of those companies.

	In 1994, Delta Airlines, Inc. ("Delta") launched a program designed to reduce its unit operating costs (operating costs per ASM) from approximately 9.30 cents at that time to 7.50 cents by June 1997. Delta announced in early 1996 that this program to date had helped to reduce unit costs to 8.61 cents for its fiscal quarter ended
December 31, 1995. Delta's cost reduction program has included significant workforce reductions. USAir's unit costs were 11.40 cents for 1995. In addition, Delta has recently announced an agreement in principle with its pilots, its only unionized employee group, that would include the establishment of a new low cost, low fare operation centered on markets serviced by jet aircraft with 100 seats or less. The stated objective of this new operation, prospectively called "Delta Express," is to compete effectively with Southwest and ValuJet. A stated goal of Delta Express would be wage levels approximately 10% lower than those of Southwest, which has one of the lowest cost structures in the airline industry. Further, a Delta spokesperson has stated that Delta would also deploy the new operation to compete against USAir in certain markets. The ultimate outcome of Delta's agreement in principle with its pilot's union or its impact on USAir's ability to obtain similar labor cost reductions is not known at this time.

	The continued growth of Southwest, ValuJet and other low cost, low fare air carriers in markets served by USAir and its regional affiliates and the ability of certain other air carriers to lower their costs of operations continue to pose a growing competitive threat to USAir. Incursions by low cost, low fare air carriers in markets served by the Company's airline affiliates are expected to continue to have an adverse effect on the Company's results of operations and future prospects and further emphasize the need for the Company to achieve a significant reduction in USAir's personnel costs.

       Cost-Reduction and Revenue Enhancement Initiatives

	As mentioned above, the Company realized significant savings in non-labor costs during 1995. These savings involved various organizational and structural changes, re-engineering, capacity reductions and other initiatives in support of its three core business strategies: (1) rationalize the level and geographic distribution of USAir's capacity; (2) improve USAir's product and delivery, and; (3) reduce capital requirements and operating costs.

	USAir initiated its "right-sizing" strategy in the Spring of 1995 with the goal of reducing annual system capacity by five percent and emphasizing the strengths of its hubs at the major airports in Pittsburgh, Charlotte, Philadelphia and Baltimore, as well as its operations at other major east coast urban centers.
The capacity reductions focused on either eliminating redundant or unprofitable routes or replacing jet service on those routes with service provided by USAir's regional affiliates using turboprop aircraft. USAir's capacity (ASMs) for 1995 was 4.7% lower than for 1994. Capacity (ASMs) for the second half of 1995, reflecting the full impact of right-sizing, was 10.8% lower than the comparable period in 1994. The strengthening of hub operations was achieved by reducing point-to-point flights (flights between cities that are not USAir hubs) thereby increasing the utilization of equipment and personnel at hub locations. The percentage of point-to-point flights in USAir's schedule was reduced from approximately 18% at the end of 1994 to about 10% by the end of 1995.

	USAir also shifted its focus for transatlantic operations from Charlotte and Pittsburgh to Boston and Philadelphia to take advantage of better connecting traffic and the larger population bases in those cities. Load factors (the percentage of available seats filled by revenue passengers) for USAir's transatlantic flights reached historical highs during the second half of 1995.
USAir increased capacity in select transatlantic and transcontinen-tal markets during 1995 as part of its right-sizing efforts. USAir plans to begin service to both Munich, Germany and to Madrid, Spain from Philadelphia in mid-1996. USAir also plans to institute service to Rome, Italy from Philadelphia in mid-1996.

	The Company believes that USAir's right-sizing initiatives have produced substantial financial benefits during 1995 and that those financial benefits will continue.

	USAir has also implemented several programs intended to enhance its product and level of service. By the end of December 1995, USAir had expanded its code share arrangement with British Airways plc ("BA") to include 70 of the 138 airports currently authorized by the U.S. Department of Transportation ("DOT"). USAir believes that its code sharing arrangement with BA has produced financial benefits as well as enhanced USAir's image in the marketplace. BA has publicly stated that its relationship with USAir has contributed over $100 million in additional revenues and cost savings. The code sharing arrangement provides USAir with greater access to international traffic and allows better on-line connections and coordinated check-in and baggage checking proce-dures for its customers.

USAir has increased its level of on-time performance among the major air carriers and has consistently ranked among the top three air carriers during the second half of 1995, despite the fact that USAir carried record numbers of passengers during that time period. In October of 1995, USAir introduced, in conjunction with BA, personal computer software called "Priority TravelWorks" and "Executive TravelWorks" that will enable certain high-volume customers to engage in self-service travel booking through on-line computer services. USAir is also developing a "ticketless" travel option for customers and plans to offer this product in early 1996. Besides offering convenience to its customers, USAir believes that ticketless travel will help reduce distribution costs which currently account for approximately $1 billion of USAir's annual operating expenses.

	The Company reached an agreement with The Boeing Company ("Boeing") in 1994 which enabled USAir to reschedule the delivery of 40 Boeing 737-Series aircraft from the 1997-2000 time period to the years 2003-2005. In addition, as part of the same agreement, USAir relinquished all of its options to purchase Boeing aircraft during the 1996-2000 time period. During 1995, the Company reached agreements with Boeing and Rolls Royce plc ("Rolls Royce") regarding the deferral of eight Boeing 757-200 aircraft deliveries from 1996 to 1998. As part of the latter agreements, the delivery dates for progress payments associated with the previously scheduled 1996 deliveries were likewise rescheduled. These agreements with Boeing and Rolls Royce have resulted in a substan-tial reduction in USAir's expected capital expenditures for the years 1996 through 2000 (see additional information regarding the Boeing and Rolls Royce agreements and scheduled aircraft commit-ments in Note 4.(d) to the Company's consolidated financial statements contained in Part II, Item 8A.). USAir has also pursued the sale or lease of certain jet aircraft and declined to renew leases for certain other aircraft upon expiry. In 1995, USAir added seven 757-200 aircraft to its operating fleet but eliminated 37 other jet aircraft, including all of its Boeing 727-200 aircraft. USAir sold thirteen Boeing 737-300 aircraft during 1995.

	The other component of the targeted billion dollar reduction in annual operating costs referred to previously is a significant reduction in personnel costs. Accordingly, the Company began negotiating with USAir's organized labor groups in March 1994 with the goal of reducing annual personnel costs by approximately $500 million through voluntary concession agreements involving wage and benefit reductions, improved productivity and other cost savings. During the Spring of 1995, the Company reached agreements in principle with each of USAir's major unions, but those tentative agreements were conditioned on, among other things, ratification by the members of each labor group and the approval of USAir Group's stockholders and USAir Group's and USAir's boards of directors. These agreements in principle provided for wage and other conces-sions in exchange for equity participation in USAir Group, profit sharing and representation on USAir Group's board of directors for USAir's labor groups. In July 1995, the membership of the

 Association of Flight Attendants (the "AFA"), which represents USAir's flight attendants, voted not to ratify its agreement in principle. The Airline Pilots Association ("ALPA"), which represents USAir's pilots, made significant additional demands which were unacceptable and negotiations were thereafter terminated by the Company.

	USAir's contract with the employees represented by the International Association of Machinists and Aerospace Workers (the "IAM") became open for negotiations on October 1, 1995. USAir and the IAM have begun the collective bargaining process. ALPA's contract will become open for negotiation in May 1996. The contract with the AFA becomes amendable on January 1, 1997. At this early stage in negotiations, it is not possible to predict how long it will take to conclude collective bargaining negotiations although these negotiations traditionally take one or more years from the time a contract becomes amendable, as described in the following paragraph.

	Under the Railway Labor Act, a labor contract does not "expire," but rather becomes amendable on a certain date. Thirty days prior to that date, either party to the contract may give notice to the other of its intention to amend the contract, at which point the collective bargaining process begins. If after a period of negotiations, the parties cannot reach an agreement, a federal mediator from the National Mediation Board is brought in to assist. The process of mediation continues until the National Mediation Board determines, at its sole discretion, that the parties have reached an impasse. At that point, the parties enter a thirty-day "cooling off" period before either party may employ so-called self-help (e.g., the imposition of contract changes or a lockout by the company or a strike by the union). While in negotiations and mediation, both parties are bound by the contrac-tual terms that were in effect prior to the commencement of the collective bargaining process.

 	Personnel costs accounted for approximately 41% of USAir's operating costs for 1995. USAir currently has the highest unit labor costs in the domestic airline industry. The Company continues to believe that USAir's long-term future depends on its success in further reducing its cost of operations, including personnel costs. The Company remains committed to obtaining a significant reduction in USAir's unit labor costs. The Company is also unable to predict at this time the outcome of its discussions with USAir's unionized employee groups or the form of any potential wage concessions and productivity improvements. As mentioned above, the Company offered an ownership stake and seats on its board of directors in its prior negotiations with USAir's unions. There are recent examples of companies in the airline industry which have obtained employee concessions in agreements that also resulted in the recapitalization of the companies, including employee ownership stakes and employee participation in corporate governance. In other cases, airlines have filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, and some airlines have ceased operations altogether when their operating costs remained excessive in relation to their revenues, and their liquidity became insufficient to sustain their operations.
Further, the Company's improved financial performance in 1995 may hinder its efforts to negotiate meaningful wage and benefit concessions and productivity improvements from USAir's unionized employee groups.

	CEO Succession and Senior Management Changes

	In early 1996, the Company's and USAir's boards of directors elected Stephen M. Wolf as Chairman of the Board and Chief
Executive Officer of both companies. Mr. Wolf succeeded Seth E. Schofield in these capacities. During February 1996, Rakesh
Gangwal was appointed President and Chief Operating Officer of
USAir Group and USAir and Lawrence M. Nagin was appointed Executive Vice President of Corporate Affairs and General Counsel of both companies. The new senior executive management team has yet to state whether and if so, to what extent, there will be changes in USAir's policies or strategies.

	Discussions With UAL and AMR Corporations

	The Company announced in early October 1995 that it was engaged in preliminary discussions with both AMR Corporation ("AMR"), parent company of American, and UAL Corporation ("UAL"), parent company of United, concerning possible strategic relation-ships, up to and including acquisition of USAir or USAir Group.
UAL announced in November 1995 that it would not pursue the discus-sions. AMR, which had previously announced that it would likely not pursue the matter if UAL chose not to do so, likewise declined to continue the discussions with the Company.

	Deferral of Dividends

	The Company announced in September 1994 that it had elected to defer quarterly dividend payments on all outstanding series of its preferred stock. The Company has not paid dividends on its Common Stock since the second quarter of 1990. As of March 28, 1996, the Company's board of directors had not authorized the resumption of any dividends on the Company's preferred stock or Common Stock and there can be no assurance when or if such dividend payments will resume. The Company, organized under Delaware law, may also be subject to certain legal prohibitions on its ability to pay dividends or repurchase or redeem its own shares of capital stock for cash or other property. Capital surplus, under Delaware Law, is calculated as (i) net assets (total assets minus total liabili-ties), less (ii) total capital (that amount of preferred and common equity designated as capital by a company's board of directors). At December 31, 1995, based on the Company's consolidated balance sheet as of that date, the Company had a capital deficit of approximately $140.5 million. The Company's net assets were in a deficit position of approximately $77.1 million and its total capital was approximately $63.4 million (all attributable to the

 Company's outstanding Common Stock; capital for the Company's outstanding preferred stock issuances is a nominal amount of one cent per share). In addition, as of December 31, 1995, the Company does not believe that it can comply with certain provisions of Delaware Law which permit a company with a capital deficit to pay dividends on its capital stock under special circumstances.

	Under the terms of the Company's 9 1/4 % Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred
Stock"), without par value, its holders, currently affiliates of Berkshire Hathaway, Inc. ("Berkshire"), have the right to elect two additional directors to USAir Group's board of directors after a scheduled dividend payment has not been made for thirty days. Berkshire has informed the Company that it does not intend to exercise its right at this time. Under the terms of the publicly-held Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), its holders have the right to elect two additional directors to USAir Group's board of directors if six quarterly dividend payments are not paid. That right became effective on February 15, 1996. In March 1996, certain Series B Preferred Stock holders informed the Company that they would be pursuing the right to elect two additional directors to the Company's board of directors. The holder of the Series F Cumula-tive Convertible Senior Preferred Stock, without par value ("Series F Preferred Stock"), the Series T-1 Cumulative Convertible Exchangeable Senior Preferred Stock, without par value ("Series T-1 Preferred Stock"), and the Series T-2 Cumulative Convertible Exchangeable Senior Preferred Stock, without par value ("Series T-2 Preferred Stock")(the Series T-1 and Series T-2 Preferred Stock are collectively referred to as the "Series T Preferred Stock"), an affiliate of BA, would have the right to nominate an additional director to the Company's board of directors pursuant to its Investment Agreement with the Company if Berkshire and the holders of the Series B Preferred Stock were to exercise their respective rights to elect additional directors to the Company's board of directors.

	Industry Globalization and Regulation

	The trend toward globalization of the airline industry has accelerated in recent years as certain U.S. and foreign air carriers have formed marketing alliances. Certain foreign air carriers have made substantial investments in U.S. air carriers which have frequently been tied to marketing alliances or, less frequently, reciprocal investments by the U.S. air carrier in its foreign partner. Foreign investment in U.S. air carriers is restricted by statute and may be subject to review by the DOT and, on antitrust grounds, by the U.S. Department of Justice.

	On January 21, 1993, USAir Group and BA entered into an Investment Agreement ("Investment Agreement") under which a wholly-owned subsidiary of BA has to date purchased certain preferred stock of the Company for $400.7 million. Under the Investment Agreement, USAir and BA have entered into a code sharing arrange ment under which certain domestic USAir flights, connecting to certain BA transatlantic flights, may be listed on computerized reservation systems either under USAir's or BA's two letter designation code, subject to authorization by the DOT.

	The deadline for BA's election to purchase 50,000 shares of Series C Cumulative Convertible Senior Preferred Stock, without par value (the "Series C Preferred Stock"), and therefore, subject to the conditions specified below, to elect to make any further investment in USAir Group pursuant to the Investment Agreement, was January 21, 1996. Prior to this deadline BA informed the Company that it would not exercise its right to purchase the Series C Preferred Stock. Because BA did not elect to purchase the Series C Preferred Stock, the Company currently has the option to redeem in whole or in part, the Series F Preferred Stock and a like percentage of the Series T Preferred Stock at the higher of market value or the price of $10,000 per share, plus accrued dividends.
As mentioned above in "Deferral of Dividends", the Company elected in late September 1994 to defer dividends on its preferred stock and, as of March 28, 1996, the Company's board of directors had not authorized the resumption of any dividend payments on the Company's capital stock. If the DOT approves all the transactions as contemplated by the Investment Agreement on or prior to January 21, 1998, BA's purchase of the Series C Preferred Stock may be accomplished under certain circumstances. The DOT has not yet approved all the provisions of the Investment Agreement. The Company cannot predict whether or when the purchase of the Series C Preferred Stock will occur or if BA will make any additional investment in the Company.

	In June 1995, the DOT renewed its approval of the Company's and BA's authority to operate code share service on flights serving 66 U.S. cities. In addition, the DOT approved an expansion of the USAir code share authority to 65 new U.S. cities, Bermuda, Nassau and five Canadian cities. The approval is valid for two years. As of December 31, 1995, USAir and BA offered code share service to and from 70 of the 138 airports authorized by the DOT. The DOT may continue to link further renewals of the code share authorization to the United Kingdom's ("U.K.") liberalization of U.S. air carrier access to the U.K. markets. However, the code sharing arrangement is expressly permitted under the existing bilateral air services agreement between the U.S. and U.K. USAir expects that the authorization will be renewed in the future; however, there can be no assurance that this will occur.

	During 1995, the DOT completed its comprehensive examination of the "high density rule" which limits airline operations at Chicago O'Hare, New York's LaGuardia ("LaGuardia") and John F. Kennedy International, and Washington National ("National")
Airports by restricting the number of takeoff and landing slots.
The DOT has indicated that it intends to maintain the operating limitations imposed by the rule. USAir holds a substantial number of slots at LaGuardia and National.

	Other

	USAir has announced that it will phase out the "wet lease" arrangements with BA by the end of June 1996. Under the wet lease arrangements, USAir leases Boeing 767-200ER aircraft, along with cockpit and cabin crews, to BA in order for BA to serve three routes between the U.S. and London. In conjunction with the termination of the wet lease arrangements and related to USAir's relinquishment or divestiture of certain routes to the U.K., BA agreed to pay USAir a total of $47 million in periodic payments commencing with the termination of the first of the three wet leases and continuing annually for nine years. USAir currently intends to utilize the aircraft returned from BA as part of its planned 1996 expansion of international service (see "Cost-Reduction and Revenue Enhancement Initiatives" above). The first wet lease ended in late December 1995 and, concurrently, BA remitted the first payment to USAir (See Note 13. to the Company's consolidated financial statements contained in Part II, Item 8A). A second aircraft was returned to USAir in February 1996.

	In March 1996, Fokker Aircraft N.V. ("Fokker"), a Dutch aircraft manufacturer, was declared bankrupt under the laws of The Netherlands. As of December 31, 1995, USAir operated 55 Fokker aircraft. Although USAir had no outstanding aircraft purchase orders with Fokker, Fokker had certain warranty obligations to USAir under purchase agreements and also supplied aircraft parts and components to USAir. Although USAir has been advised that successor entities will supply parts and technical services to Fokker's airline customers, a disruption in the supply of parts or components could adversely impact USAir's operations. Moreover, an adverse market perception of Fokker products could adversely affect market values of USAir's owned Fokker aircraft or the ability of USAir to sell or lease retired Fokker products. As of March 28, 1996, USAir owned 57 Fokker aircraft (19 of which are operated by lessees of USAir). See Part I, Item 2. "Properties" for additional information.

	Frequent Traveler Program

	Under USAir's Frequent Traveler Program ("FTP"), participants generally receive mileage credits equal to the greater of actual miles flown or 500 miles, effective May 1, 1995 (750 miles before May 1, 1995), for each paid flight segment on USAir or USAir
Express, or actual miles flown on one of USAir's FTP airline partners. Participants generally receive a minimum of 500 mileage credits, effective May 1, 1995, for each paid flight on USAir
Shuttle (1,000 miles prior to May 1, 1995). Participants flying on first or business class tickets generally receive additional credits. Participants may also earn mileage credits by utilizing certain credit cards, staying at participating hotels or by renting cars from participating car rental companies. Mileage credits earned by FTP participants, which do not expire under current program guidelines, can be redeemed for various travel awards, including fare discounts, first class upgrades and tickets on USAir or other airlines participating in USAir's FTP. Certain awards also include hotel and car rental awards. Awards may not be brokered, bartered or sold, and have no cash value.

	USAir and its airline partners limit the number of seats allocated per flight for award recipients through inventory management techniques. The number of seats available for frequent travelers varies depending upon flight, day, season and destina-tion. Award travel for all but USAir's most frequent travelers generally is not permitted on blackout dates, which correspond to certain holiday periods in the United States or peak travel dates to foreign destinations. USAir reserves the right to terminate the FTP or portions of the program at any time, and the FTP's rules, partners, special offers, blackout dates, awards and mileage levels are subject to change without prior notice.

	USAir accounts for its FTP under the incremental cost method, whereby estimated future travel awards are valued at the estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, liability insurance and denied boarding compensation expenses. No profit or overhead margin is included in the accrual for incremental costs.
The Company periodically reviews the assumptions made to calculate its FTP liability for reasonableness and makes adjustments to these assumptions as necessary. No liability is recorded for airline, hotel or car rental award certificates that are to be honored by other parties because there is no cost to USAir for such awards.

	Effective January 1, 1995, USAir increased the minimum mileage level required for a free domestic flight from 20,000 to 25,000.
FTP participants had accumulated mileage credits for approximately 3,350,000 awards and 3,697,000 awards at December 31, 1995 and 1994, respectively, at the 25,000 mile level required to earn an award. Because USAir expects that some potential awards will never be redeemed, the calculations of the accrued liability for incremental costs at December 31, 1995 and 1994 were based on approximately 87% and 86%, respectively, of the accumulated credits. Mileage for FTP participants who have accumulated less than the minimum number of mileage credits necessary to claim an award is excluded from the calculation of the accrual. Incremental changes in FTP liability resulting from redeemed or additional mileage credits are recorded as part of the regular review process.

	USAir's customers redeemed approximately 1,160,000, 927,000 and 841,000 awards for free travel on USAir in 1995, 1994 and 1993, respectively, representing approximately 9.0%, 7.0% and 8.0% of USAir's revenue passenger miles ("RPMs") in those years, respec-tively. USAir does not believe that usage of FTP awards results in any significant displacement of revenue passengers. USAir's exposure to the displacement of revenue passengers is not signifi-cant, as the number of USAir flights that depart 100% full is minimal. In the second quarter of 1995, the quarter when the highest number of free frequent traveler trips were flown for the year, for example, fewer than 6.5% of USAir's flights departed 100% full. During this same quarterly period, approximately 5.2% of USAir's flights departed 100% full and also had one or more passengers on board who were traveling on FTP award tickets.

	During 1995, four members of USAir's FTP filed class action lawsuits against USAir in Illinois, Pennsylvania, California and New Jersey state courts, alleging breach of contract relating to changes made to USAir's FTP effective December 31, 1989 and/or January 1, 1995. A similar lawsuit has been pending in California state court since 1989. The lawsuits seek unspecified damages and an injunction against allegedly objectionable changes to USAir's FTP and any subsequent retroactive changes to the FTP. See Part I,
Item 3. "Legal Proceedings." USAir denies the allegations made in the lawsuits and intends to vigorously defend itself. In addition, the DOT has expressed concern about potential consumer fraud relating to frequent traveler programs and their restrictions on the use of awards. It is uncertain whether USAir will be named party in any further litigation or if the DOT will take any action with respect to frequent traveler programs. The ultimate resolution of these lawsuits or potential lawsuits or possible DOT actions and the potential impact on the Company's results of operations and financial condition cannot be predicted at this time.

Results of Operations

	1995 Compared with 1994

	USAir Group recorded net income of $119.3 million for 1995 compared with a net loss of $684.9 million for 1994. USAir recorded net income of $33.0 million for 1995 which represents an improvement of $749.2 million over its 1994 results.

	The Company's year-over-year improvement in net income reflects a $477.2 million (6.8%) revenue increase coupled with a decrease in operating expenses of approximately $335.9 million (4.5%). Excluding the unusual items recognized during 1994 and 1995, as discussed further below, the Company's operating costs decreased approximately 1.1% year-over-year.

	USAir's yield was 16.66 cents for 1995, a 6.7% improvement versus 1994. The stronger than anticipated increase in yield primarily resulted from the effects of the factors discussed in "Factors
Contributing to Improved 1995 Results" above.  USAir's capacity
(ASMs) for 1995 decreased by approximately 4.7%. RPMs, however, decreased less than 1% and USAir's load factor was 64.7% for 1995, a historical high. USAir's unit costs increased to 11.40 cents from 1994's 11.02 cents primarily due to the capacity reductions that occurred in 1995. USAir's capacity (ASMs) for 1996 is expected to be approximately 3% less than for 1995 reflecting the full-year effects of USAir's right-sizing initiatives. USAir's unit costs are expected to increase for 1996 mainly due to higher Personnel
Costs and Aviation Fuel expenses, partially offset by decreases in certain capacity-related expenses, applied over less capacity on a year-over-year basis. USAir's pilot and flight attendant employees received contractual wage increases in early 1996 and certain USAir non-contract employees received salary increases effective January 1, 1996.

	The Company believes that for the foreseeable future, while demand for higher yield "business fares" will remain essentially flat and relatively inelastic, the lower yield "leisure" market will remain highly price sensitive. The leisure market, which is affected by general economic conditions, is also the primary target market for low cost, low fare carriers. The Company expects that low fares offered by its airline affiliates in response to low cost, low fare competition in their markets will increase during 1996 and such competitive actions may have an adverse effect on the Company's results of operations, liquidity and financial condition.

	The Company has stated that its January 1996 revenues were adversely affected by the severe winter weather along the eastern seaboard and the effects of the partial United States government shutdown by approximately $30 million and $10 million, respective-ly. In addition, the Company estimates that the weather and government shutdown adversely affected operating expenses by approximately $2 million. Although a competitive strength, concentration of significant operations in the eastern U.S. leaves the Company's airline subsidiaries susceptible to certain regional conditions that may have an adverse affect on the Company's results of operations and financial condition.

	In August 1993, the United States increased taxes on domestic fuels, including aircraft fuel used on domestic routes, by 4.3 cents per gallon. Airlines were exempt from the tax increase until Octo-ber 1, 1995. Pending legislation in Congress would reinstate the exemption through September 30, 1997, subject to termination of the exemption on September 30, 1996 if excise taxes relating to certain aviation trust funds are not extended. These excise taxes expired on December 31, 1995 and have not, as of March 28, 1996, been extended. There can be no assurance that an airline jet fuel tax exemption will be reinstated, or if reinstated, the terms under and the period for which the exemption will be effective. The additional fuel tax is currently being collected. USAir's 1995 results include expenses related to this tax of approximately $11.9 million, recognized as an operating expense, in Other Expense, Net.
The lack of an airline jet fuel tax exemption would increase
USAir's annual operating expenses by approximately $47 million based on projected domestic fuel consumption for 1996.

	The financial results for 1994 include: (i) a $172.9 million charge related to USAir's grounded BAe-146 fleet (see below for additional information related to the reserve for the BAe-146 fleet) and to USAir's decision to cease operations of its remaining Boeing 727-200 aircraft in 1995 (the last operational 727-200 aircraft was retired from service in September 1995); (ii) a $54.0 million charge for obsolete inventory and rotables to reflect market values; (iii) a $25.9 million charge related to USAir's decision to reduce substantially service between Los Angeles and San Francisco in November 1994; (iv) a $28.3 million gain resulting from the sale of certain aircraft and assets to Mesa Air Group, Inc. (formerly Mesa Airlines, Inc.) ("Mesa") and the accounting treatment of the hull insurance recovery on the aircraft lost in the September 1994 accident; and (v) a $1.7 million charge related to the sale of certain assets to Mesa. The following table indicates where these items appear in the Company's consolidated statement of operations which is found in Part II, Item 8A. of this report ($ millions, brackets denote expense):

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

	The Company recognized a $4.1 million unusual item during the fourth quarter of 1995. This amount, a reduction of Aircraft Rent expense, reflects a partial reversal of the unusual item recorded in the fourth quarter of 1994 related to USAir's grounded BAe-146 fleet (see discussion of 1994 unusual items above). The $4.1 million reflects USAir's success subleasing three leased BAe-146 aircraft during the fourth quarter of 1995. The Company expects to reverse additional amounts previously accrued for dependent on USAir's success remarketing these aircraft.

	Operating Revenues - The Company's Passenger Transportation revenues increased $391.0 million (6.2%), $345.5 million of which is attributable to USAir and the remainder to the Company's wholly-owned regional airlines. The Company estimates that its Passenger Transportation revenues were adversely affected during 1994 by approximately $50 million due to unfavorable weather during the first quarter and approximately $150 million as the result of the two accidents that occurred during the third quarter. By early 1995, USAir's traffic had recovered from the effects of the accidents and approached a level more normally associated with USAir's capacity in the marketplace. USAir's 6.7% yield improve-ment was sufficient to offset the effects on revenues of a 4.7% decrease in both revenue passengers and capacity (see related discussion in "Factors Contributing to Improved 1995 Results"
 above).

	In March 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit. The class action suit, which was filed in July 1990, alleged that the airlines used the Airline Tariff Publishing Company to signal and communicate air carrier pricing intentions and otherwise limit price competition for travel to and from numerous hub airports. Under the terms of the settlement, the six air carriers paid $45 million in cash and issued $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines. USAir's share of the cash portion of the settlement, $5 million, was recorded in the results of operations in the second quarter of 1992. Incremental cost associated with the settlement will not be material based on the nominal equivalent free trips associated with the settlement. The travel certificates may be applied towards travel purchased between January 1995 and December 1998.

	On October 11, 1994, USAir and seven other air carriers entered into a settlement agreement with a group of State Attorneys General resolving similar issues with the states. The settlement entitles passengers traveling within the United States on state government business to a 10% discount off the published fares of each of the settling air carriers and will be available for 18 months from August 16, 1995, or until the combined discount amount reaches $40 million, whichever first occurs. On May 10, 1995, a U.S. federal district court judge approved this settlement. USAir does not expect that this settlement will have a material adverse effect on its financial condition or results of operations.

	The Company's Cargo and Freight revenue decreased $6.3 million (3.9%) primarily due to USAir's $6.7 million (4.2%) decrease. The U.S. Postal Service's increased emphasis on truck movement of mail in the Northeastern U.S. has resulted in lower mail volumes and yields. The $92.5 million (19.4%) increase in the Company's Other Revenue ($67.5 million or 13.6% increase for USAir) is mainly attributed to an increase in fees received from participants in USAir's frequent traveler program and increased revenues from higher volumes and rates for cancellation and rebooking fees.
Revenues from third party aircraft lease and sublease arrangements also increased during 1995. Overall, increases in the Other
Revenue category were largely offset by increases in related expenses recognized as Other Expenses, Net (see below). Revenues associated with USAir's wet lease arrangements with BA, recognized as Other Revenue, are expected to decrease in 1996 in conjunction with the phase-out of the wet lease program (see "Wet Lease Arrangements" above). USAir's results include certain transactions that are eliminated at the USAir Group level. See additional information related to the Company's third party lease and sublease arrangements in Note 4(b) to the Company's consolidated financial statements contained in Part II, Item 8A. of this report.

	Operating Expenses - The Company's and USAir's Personnel Costs were relatively unchanged. USAir recognized approximately $49.7 million of expense in 1995 associated with the profit share component of the 1992 Salary Reduction Program (see further discussion of this profit share plan in "Liquidity and Capital Resources" below). Profit share expense during 1994 was approxi-mately $4.1 million, resulting from employees receiving certain guaranteed profit share payments upon termination. Overall, profit share expense and the contractual wage increases that USAir's pilots, flight attendants and mechanics received during 1995 were offset by lower personnel levels. USAir's workforce had approxi-mately 2,500 fewer employees at December 31, 1995 than at Decem-ber 31, 1994. Aviation Fuel expense decreased $37.6 million
(5.6%), primarily due to USAir's $37.3 million (5.8%) decrease. Year-over-year, the average cost of fuel per gallon was relatively unchanged but USAir's capacity (ASMs) decreased approximately 4.7%. The decreased capacity contributed to a 5.6% reduction in fuel consumption. Jet fuel prices have increased during the first quarter of 1996. The cost of jet fuel per gallon is expected to be higher during 1996 than 1995, however, the price of jet fuel is dependent on market factors generally outside of the Company's control. See discussion above related to jet fuel tax legislation. The Company's Commissions expense decreased $20.1 million (3.5%) and $22.1 million (4.0%) at USAir despite an increase in Passenger Transportation revenues primarily due to the effects of a change in the rate structure for travel agency commissions that went into effect during early 1995. See Note 4.(b) to the Company's consoli-dated financial statements contained in Part II, Item 8A. for information regarding litigation involving travel agency commis-sions. The Company's Aircraft Rent decreased $125.9 million (22.3%) primarily due to USAir's $123.3 million (23.7%) decrease.
Excluding the unusual items recognized during 1994 and 1995, as discussed above, USAir's Aircraft Rent decreased $3.7 million
(0.9%) mainly due to fewer leased aircraft year-over-year. The Company's Other Rent and Landing Fees expense decreased $32.4 million (7.4%) and $33.3 million (7.9%) at USAir primarily due to USAir's capacity reductions and credits totaling approximately $6.0 million received from various airport authorities during 1995 related to 1994 activity. The Company's Aircraft Maintenance decreased $45.3 million (11.6%) primarily due to USAir's $40.2 million (12.0%) decrease which resulted from fewer operating aircraft year-over-year and the positive impact of USAir's re-engineering efforts in the maintenance areas. Excluding the effects of the unusual items recognized during 1994, as discussed above, USAir's Depreciation and Amortization expense increased $7.8 million (2.4%) in 1995 compared with 1994. Excluding the effect of the unusual items recognized in 1994, as discussed above, the Company's Other Expenses, Net increased approximately $68.5 million (4.7%) largely due to increases in expenses associated with increased sales activity and increased taxes on jet fuel (see discussion above related to jet fuel tax legislation). Increased third party lease and sublease arrangements have also contributed to the increase in this expense category (see related discussion above in "Other Revenues"). Decreases in certain capacity-related expenses partially offset increases in other components of the Other Expense, Net. Expenses associated with USAir's wet lease of aircraft to BA, recognized as Other Expenses, Net, are expected to decrease in 1996 in conjunction with the phase-out of the wet lease program (see "Wet Lease Arrangements" above). USAir's results include certain transactions that are eliminated at the USAir Group level.

	Other Income (Expense) - The Company's Interest Income improved by $24.5 million (90.6%) mainly as a result of signifi-cantly higher cash levels during 1995. The Company's Interest Expense increased $18.6 million (6.5%) primarily as a result of interest incurred on debt associated with new aircraft deliveries during 1994 and 1995. Interest Capitalized decreased $5.0 million (36.2%) mainly due to USAir's agreement with Boeing to defer the delivery of certain 757-200 aircraft from 1996 to 1998 (see Note 4.(d) to the Company's consolidated financial statements contained in Part II, Item 8A.). Other, Net was relatively unchanged as the effects of the $28.3 million gain recognized in 1994 (discussed above) was offset by USAir's improved equity results in USAM and gains of approximately $10.7 million associated with the sale of 13 737-300 aircraft during 1995. USAM owns 11% of the Galileo International Partnership, which owns and operates the Galileo Computerized Reservation System ("CRS"), and 21% of the Apollo Travel Services Partnership, which markets the Galileo CRS in the U.S. and Mexico. On a consolidated basis, USAM recorded pre-tax income of $34.5 million for 1995.

	Income Tax Provision (Credit) - The Company was subject to Federal alternative minimum tax for 1995 as well as income taxes in certain states. The Company was not subject to regular Federal income tax for 1995 as the result of using Federal net operating loss carryforwards. The results for 1994 do not include any income tax credit due to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") limitations in recognizing a current benefit for net operating losses. See Note
6. to the Company's consolidated financial statements contained in
Part II, Item 8A. for additional information.

	The Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" as of January 1, 1995. The effects, which were negligible, are included in the Company's results of operations for 1995. In October 1995, the Financial Accounting Standards Board adopted Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). This statement establishes the fair value based method of accounting for stock compensation. The Company has elected to continue using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

1994 Compared with 1993

	Adverse weather during the first quarter, the two aircraft accidents which occurred during the third quarter, the intense competitive environment characterized by the growth of low cost, low fare airlines in USAir's markets, widespread industry fare discounting, and USAir's cost structure were factors that had a negative effect on the Company's results of operations during 1994.

	The Company recorded a net loss of $684.9 million on revenue of $7.0 billion for 1994, compared with a net loss of $393.1 million on revenue of $7.1 billion for 1993. The Company estimates that severe winter weather in the first quarter of 1994 negatively affected its results of operations by approximately $50 million and that the effect of the two aircraft accidents during the third quarter of 1994 produced a revenue shortfall of approximately $150 million from forecast amounts.

	The Company's 1994 financial results contain the $226.2 million of unusual items discussed in "1995 compared with 1994" above. The Company's 1993 financial results contain $153.2 million of unusual items, including (i) a $43.7 million charge for the cumulative effect of an accounting change, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits;" (ii) a $68.8 million charge for severance, early retirement, and other personnel-related expenses for a workforce reduction of approximately 2,500 full-time positions; (iii) a $36.8 million charge based on a projection of the repayment of certain employee pay reductions; (iv) a $13.5 million charge for certain airport facilities at locations where USAir has, among other things, discontinued or reduced its service;
(v) $8.8 million for a loss on USAir's investment in the Galileo International Partnership, which operates a computerized reserva-tions system; and (vi) an $18.4 million credit related to non-operating aircraft. The following table indicates where these items (excluding the accounting change) appear in the Company's statement of operations which is found in Part II, Item 8A. of this report ($ millions, brackets denote expense):

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
                                    =====          =====          =====         =====         ======


Operating Revenues - The Company's Passenger Transportation revenues decreased $197.4 million (3.0%), $159.6 million of which is attributable to USAir and the remainder to the Company's wholly-owned regional airlines. Despite the negative effect of the adverse weather during the first quarter and the two accidents during the third quarter, USAir's scheduled traffic, as measured by RPMs, increased by 7.7% during 1994 on 2.6% additional capacity
(ASMs), resulting in a 3.0 percentage point increase in passenger load factor, a measure of capacity utilization. However, USAir's yield decreased by 9.6% due to several factors including lower fares resulting from increased competition from low cost, low fare air carriers in USAir's markets and industry fare discounting promotions.

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

	Operating Expenses - The Company's Personnel Costs increased $48.4 million (1.7%) primarily due to USAir's $55.2 million (2.0%) increase. Excluding the effect of the unusual charges discussed and presented in the tables above, USAir's personnel costs increased $157.3 million (6.1%) in 1994 compared with 1993 due to the expiration during 1993 of employee wage reductions, subsequent contractual and general salary increases, and a lower discount rate used during 1994 in the calculation of pension and postretirement benefit expense. These increases more than offset any expense reductions realized as a result of the workforce reduction during 1994. Aviation Fuel expense decreased $38.2 million (5.4%), primarily because of USAir's $35.6 million (5.2%) decrease, which is the result of an 8.8% reduction in the cost of fuel partially offset by a 3.8% increase in consumption compared with 1993. The Company's Commissions expense decreased $13.6 million (2.3%) and $10.6 million (1.9%) at USAir as a result of decreased passenger revenue. The Company's Other Rent and Landing Fees expense decreased $9.3 million (2.1%) and $9.4 million (2.2%) at USAir primarily due to lower operating costs at certain airport facili-ties. The Company's Aircraft Rent increased $91.0 million (19.2%) primarily due to USAir's $89.8 million (20.8%) increase. Excluding the effect of the unusual charges discussed and presented in the tables above, USAir's aircraft rent decreased $25.7 million (6.0%) due to the expiration or renegotiation of several aircraft leases and additional wet lease service over 1993 levels. The Company's Aircraft Maintenance increased $18.1 million (4.8%) primarily because of USAir's $26.9 million (8.7%) increase which resulted from the $18.4 million credit in 1993 (see above table) and initial repairs on certain of USAir's newer aircraft in 1994. The

 Company's Depreciation and Amortization expense increased $56.1 million (15.9%) due to USAir's $62.0 million (19.1%) increase. Excluding the effect of the unusual charges discussed and presented in the tables above, USAir's depreciation and amortization expense increased $17.6 million (5.6%) in 1994 compared with 1993 primarily due to the delivery of new Boeing 757-200 aircraft. The $157.0 million (11.3%) increase in the Company's Other Expenses, Net is due to USAir's $145.1 million (10.8%) increase. Excluding the effect of the unusual charges discussed and presented in the tables above, USAir's other expenses, net increased $65.8 million (4.9%) largely due to increases in several passenger volume-related expense categories and expenses related to the increase in USAir's other revenue category discussed above.

	Other Income (Expense) - The Company's Interest Income improved by $14.5 million as a result of higher cash levels and more favorable interest rates in 1994. USAir's results include intercompany transactions which are eliminated from the Company's results. The Company's Interest Expense increased $34.1 million (13.7%) primarily as a result of interest incurred on certain aircraft-secured and unsecured financings completed during 1993 and 1994. Interest Capitalized decreased $4.0 million (22.5%) because average deposits for future aircraft deliveries were lower during 1994 compared with 1993. Other, Net reflects an $83.7 million improvement primarily due to the $28.3 million gain discussed above and USAir's improved equity results in USAM.

	Effective January 1, 1993, the Company adopted FAS 109. The adoption of FAS 109 resulted in no cumulative adjustment. Results for 1994 and 1993 do not include any income tax credit due to the FAS 109 limitations in recognizing a current benefit for net operating losses. See Note 6. to the Company's consolidated financial statements contained in Part II, Item 8A. for additional information.

                  Inflation and Changing Prices

	Inflation and changing prices do not have a significant effect on the Company's operating revenues and expenses (other than depreciation and amortization) because such revenues and expenses generally reflect current price levels.

	Depreciation and amortization expense is based on historical cost. For assets acquired through the purchase of Pacific
Southwest Airlines, USAir's historical cost is based on the fair market value of the assets on May 29, 1987. In the case of Piedmont Aviation, Inc., USAir's historical cost is based on the fair market value of the assets on November 5, 1987, reduced by the tax effect of that portion of fair market value not deductible for tax purposes in the form of depreciation and amortization. Therefore, aggregate depreciation and amortization is lower than if this expense reflected today's replacement costs for existing productive assets. In evaluating how inflation would increase depreciation expense, however, consideration should also be given to the reduction in other operating expenses, such as aircraft maintenance and aviation fuel, that would be achieved from the operating efficiencies of newer, more technologically advanced productive assets.

Liquidity and Capital Resources

	Cash provided by operations was approximately $576.6 million in 1995. Cash provided by (used for) operations totaled approxi-mately $1.1 million and ($2.6) million for 1994 and 1993, respec-tively. The significant improvement in cash flows from operating activities during 1995 was driven by the same factors that contributed to the Company's improved 1995 financial results (see "Factors Contributing to Improved 1995 Financial Results" above).
At December 31, 1995, cash and cash equivalents and short-term investments totaled approximately $901.7 million.

	During December 1995, USAir completed a transaction which enabled it to substitute previously unencumbered aircraft in-lieu of cash deposits as collateral for certain workers' compensation liabilities. As a result of the arrangement, approximately $67.2 million of previously restricted cash and security deposits were returned to USAir. The Company's cash and cash equivalents and short-term investments balance of $901.7 million as of December 31, 1995, excludes approximately $100.0 million which was deposited in trust accounts to collateralize certain other workers' compensation liabilities and letters of credit which are classified as "Other Assets" on the Company's consolidated balance sheet at that date. See also Note 1(f) to the Company's consolidated financial statements contained in Part II, Item 8A.

	Investing activities during 1995 included cash inflows from asset sales of approximately $222.3 million (primarily from the sale of 13 737-300 aircraft) offset by a $146.7 million cash outflow for the acquisition of assets ($61.7 million cash payments related to new 757-200 aircraft and $85.0 million cash payments related to the purchase of aircraft rotables, hush kits, computer equipment and various ground support equipment). Net cash provided by investing activities for 1995 was $148.9 million.

    Financing activities during 1995 included $283.2 million of debt payments, including the redemption of USAir's remaining outstanding 12 7/8% Unsecured Senior Notes ("12 7/8% Notes"), partially offset by $8.7 million in cash proceeds from the sale of the Company's stock to an employee benefit plan stock fund and new debt of $1.2 million incurred at one of the Company's regional airline subsidiaries. In addition, the Company incurred debt of $169.7 million associated with the delivery of seven new 757-200 aircraft and scheduled progress payments for the future aircraft deliveries during 1995. In connection with the deferral of eight 757-200 deliveries to 1998, USAir rescheduled the due date of $70.8 million of previously satisfied aircraft purchase deposits into the future resulting in a reduction of both debt and equipment deposits (see Note 4.(d) to the Company's consolidated financial statements contained in Part II, Item 8A.). The $169.7 million and $70.8 million are reflected as non-cash activity in the Company's Consolidated Statements of Cash Flows found in Part II, Item 8A. of this report because USAir experienced an increase or decrease in fixed assets or equipment deposits concurrently with the increase or decrease in debt. USAir made early debt payments, including the redemption of the 12 7/8% Notes, totaling approximately $202.1 million during 1995. Further steps by USAir to prepay debt and lease obligations are possible.

	Certain USAir employees whose wages and/or benefits were temporarily reduced during 1992 and 1993 currently participate in a profit sharing plan (a component of the 1992 Salary Reduction Program) designed to recompense them for the concessions made during that time period. The plan will cease to exist after these employees have been recompensed to the extent permitted under the provisions of the plan. Estimated savings of approximately $23 million attributable to the suspension of longevity/step increases will not be subject to repayment through the profit-sharing program. This profit sharing plan is distinct from two other profit sharing plans that USAir currently offers in conjunction with certain of its defined contribution plans and its Employee Stock Ownership Plan. Additional information related to this plan can be found in Note 12 to the Company's consolidated financial statements contained in Part II, Item 8A. Payouts are determined based on USAir Group's pre-tax results for a year, less charges associated with postretirement benefit expenses other than for pensions. Certain unusual items are also excluded from the calculation. Based on USAir Group's 1995 results and the provi-sions of the profit sharing plan, USAir recognized charges of approximately $49.7 million for this plan in 1995. USAir made a cash payment of approximately $73.7 million to plan participants in March 1996 for 1995 activity. The maximum remaining pay-out under this plan after the March 1996 payment, the timing of which is dependent on USAir Group's future profitability, among other factors, is currently estimated to be no more than $134.3 million.

	As discussed above in "Deferral of Dividends", the Company has deferred dividend payments on all series of its outstanding preferred stock. The aggregate annual dividend requirements related to the Company's outstanding preferred stock issuances, each of which has a cumulative dividend feature, currently amount to approximately $79.2 million. Accordingly, aggregate dividends-in-arrears as of December 31, 1995, including additional dividends (interest) on deferred dividends, of approximately $117.7 million represent a future obligation of the Company. In addition, the Company's Series A Preferred Stock is mandatorily redeemable on August 7, 1999 at $1,000 per share plus accrued dividends (inter-est). The Series F Preferred Stock and Series T Preferred Stock are mandatorily redeemable in the year 2008. As of December 31, 1995, the redemption values of the Series A Preferred Stock, Series F Preferred Stock and Series T Preferred Stock were approximately $412.1 million, $329.1 million, and $109.6 million, respectively.

	The Company and USAir are party to certain financial contracts to reduce exposure to fluctuations in the price of jet fuel and changes in the U.S. dollar to Japanese Yen conversion rate. Under the jet fuel arrangements, USAir pays a fixed rate per notional gallon of fuel and receives in return a floating rate per notional gallon based on the market rate during the month of settlement. Decreases in the market cost of jet fuel below the rates specified in the contracts require the Company and USAir to make cash payments. The Company and USAir believe these contracts do not present a material risk to the Company's financial position or liquidity due to the relatively simple terms of the agreements, their purpose, and their short duration. The Company and USAir have reviewed the financial condition of each of the counterparties to these financial contracts and believe that the potential for default by any of the current counterparties is negligible. In prior years, USAir participated in contracts to reduce its exposure to interest rate changes but these contracts expired during 1995 and were not renewed. See Note 2. to the Company's consolidated financial statements contained in Part II, Item 8A. for additional information.

	USAir and certain of the Company's other subsidiaries have received notices from the U.S. Environmental Protection Agency and various state agencies that they are potentially responsible parties with respect to the remediation of existing sites of environmental concern. Negotiations with various governmental agencies continue concerning known and possible cleanup sites. USAir has made financial contributions for the performance of remedial investigations and feasibility studies at sites in Moira, New York; Escondido, California; and Elkton, Maryland. The contributions totaled approximately $200 thousand for 1995, 1994 and 1993 combined. The Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on its results of operations and financial condition based on the Company's experience with similar environ-mental sites.

	Also, USAir has been identified as a potentially responsible party ("PRP") for environmental contamination at Boston Logan Airport. There are a number of other PRPs at the site. The
Company is presently unable to assess its proportionate share of contribution, but does not expect any such contribution to have a material adverse effect on its financial condition or results of operations.

	The Company terminated its revolving credit facility with a group of banks during 1994. The Company had historically utilized such a facility to supplement its liquidity from time to time. In addition, USAir's revolving accounts receivable sale program expired in December 1994. USAir was unable to sell receivables under the agreement during 1994 because of failure to comply with certain financial covenants required to be maintained in connection with that agreement. USAir had engaged in discussions with respect to a replacement receivables sale facility but has elected not to pursue such a financing at this time.

     The Company's liquidity and capital resources improved considerably during 1995. However, the Company and USAir are highly leveraged and in order to meet debt service, lease and other obligations and to finance daily operations, the Company and USAir require substantial liquidity and working capital. Developments may occur that are beyond the control of the Company and USAir which could have a material adverse effect on the Company's future prospects, liquidity and financial condition, including a downturn in the economy, intensified fare pricing wars, adverse regulatory changes, substantial increases in jet fuel prices or fuel taxes, adverse weather conditions, negative public perception regarding safety, and the further growth and expansion of low cost, low fare air carriers into markets served by USAir and its regional affiliates.

	The Company anticipates that its 1996 capital expenditures, primarily related to USAir's operations, will be approximately $257 million. Of this amount, approximately $67 million relates to progress payments for future aircraft deliveries and $35 million relates to the purchase of hush kits for certain aircraft in order to comply with federal noise and pollution mandates. The Company expects that it will satisfy its liquidity requirements for 1996 through a combination of cash flow from operations and cash on hand. As a result of the recent aircraft delivery deferral agreements with Boeing, the Company's capital commitments have been substantially reduced for the 1996-2000 time period (see "Cost-Reduction and Revenue Enhancement Initiatives" above). USAir currently has committed financing for a significant portion of the purchase price for each of the scheduled 1998 deliveries.

	Except for the Enhanced Equipment Notes ("Enhanced Notes") sold in 1996 (see below), the Company's and USAir's debt and equity securities are presently rated below investment grade by Standard and Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's"). The ratings of the Company's and USAir's debt and equity securities make it more difficult and costly for the Company and USAir to effect additional financing, particularly unsecured debt financing.

	In February 1996, USAir sold $263 million principal amount of Enhanced Notes through a private placement offering under Securi-ties and Exchange Commission Regulation 144A. The offering netted proceeds of approximately $259 million which were used as part of the funds necessary to repay in full the indebtedness incurred in connection with certain 757-200 aircraft delivered to USAir in 1994 and 1995. The Enhanced Notes are secured by nine 757-200 aircraft.

	During 1994, the Company's investment in new aircraft acquisi-tions and purchase deposits totaled $270.6 million (which includes $224.6 million presented as non-cash on the Company's consolidated statement of cash flows since debt was incurred upon delivery of aircraft or to satisfy equipment deposit progress payments).
USAir took delivery of five new Boeing 757-200 aircraft during 1994. The Company invested $134.1 million in non-aircraft property during 1994 (e.g., ground support equipment, computer equipment, software, aircraft rotables and hush kits, and take-off and landing slots), partly offset by $75.1 million in proceeds from disposition of assets which includes the sale of certain aircraft and assets to Mesa and insurance proceeds related to the jet aircraft involved in the September 1994 accident. Net cash provided by financing activities was $183.4 million, which includes (i) $172.2 million net proceeds received by USAir upon the sale of $175 million principal amount of 9 5/8% Senior Notes due 2001 through an underwritten public offering and (ii) $136.7 million of new debt issued which is secured by aircraft delivered before 1994, offset by $87.1 million of scheduled debt payments and $49.7 million of preferred dividend payments. In addition, as discussed above, the Company incurred $270.6 million of debt upon delivery of five 757-
200 aircraft and to satisfy equipment deposit progress payments.

	During 1993, the Company's investment in new aircraft acquisitions and purchase deposits totaled $545.3 million (which includes $343.2 million presented as non-cash on the Company's consolidated statement of cash flows since debt was incurred upon delivery of aircraft or to satisfy equipment deposit progress payments). USAir took delivery of 11 Boeing 757-200, one Boeing 767-200ER and six McDonnell Douglas MD-82 aircraft during the year. The MD-82s were immediately sold to a third party. In addition, USAir sold two other MD-82 aircraft which had been delivered in the fourth quarter of 1992. Proceeds from the sale of the MD-82s approximated $168 million. The Company completed financing arrangements for, including the $337.7 million issue of Pass Through Certificates which USAir sold through an underwritten public offering on November 1, 1993, or internally funded, all of its 1993 aircraft expenditures. The Company invested $159.0 million in non-aircraft property during 1993 (e.g., ground support equipment, computer equipment, software, aircraft rotables and hush kits, take-off and landing slots).

	On January 21, 1993, a wholly-owned subsidiary of BA purchased 30,000 shares of the Series F Preferred Stock for $300 million.
Substantially all of the $300 million received by the Company from the sale of the Series F Preferred Stock was used to pay down debt under the Company's Credit Agreement.

	On May 4, 1993, the Company sold 11.5 million shares of $1 par value Common Stock at $20.75 per share which netted proceeds of approximately $231 million. BA partially exercised its preemptive right to maintain its proportionate ownership percentage by purchasing, on June 10, 1993, 9,919.8 shares of Series T-2
Preferred Stock for approximately $99.2 million and exercised its optional purchase right by purchasing 152.1 shares of T-1 Preferred Stock for approximately $1.5 million.

	On July 8, 1993, USAir sold $300 million principal amount of 10% Senior Notes due 2003 ("10% Notes") through an underwritten public offering. The offering netted proceeds of approximately
$294 million. The 10% Notes are unconditionally guaranteed by the Company.

	All net proceeds received by USAir or the Company from the Common Stock offering, the sale to BA of the Series T-1 and Series T-2 Preferred Stock and the sale of the 10% Notes and 9 5/8% Notes were added to the working capital of the Company for general corporate purposes.

	At December 31, 1995, USAir Group's ratio of current assets to current liabilities was .64 to 1 and the debt component of USAir
Group's capitalization structure was greater than 100% (also greater than 100% if the Company's three series of redeemable preferred stock are considered to be debt) due to the existence of a net capital deficiency.


















	(this space intentionally left blank)

Item 8A.	Financial Statements and Supplementary Information
		USAir Group, Inc.




	Independent Auditors' Report




The Stockholders and Board of Directors
USAir Group, Inc.:

We have audited the consolidated balance sheets of USAir Group, Inc. and subsidiaries ("USAir Group") as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of USAir Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USAir Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 1993, USAir Group changed its method of accounting for postemployment benefits.




                                            KPMG Peat Marwick LLP

Washington, D. C.
February 28, 1996

USAir Group, Inc.
Consolidated Statements of Operations
Years Ended December 31,                                      (in thousands except per share amounts)
=====================================================================================================
                                                            1995             1994             1993
                                                            ----             ----            ----
Operating Revenues
  Passenger transportation                               $6,748,564       $6,357,547      $ 6,554,926
  Cargo and freight                                         157,262          163,598          173,824
  Other                                                     568,522          476,049          354,458
                                                          ---------        ---------       ----------
    Total operating revenues                              7,474,348        6,997,194        7,083,208

Operating Expenses
  Personnel costs                                         2,887,115        2,889,764        2,841,344
  Aviation fuel                                             634,320          671,926          710,109
  Commissions                                               563,037          583,158          596,779
  Other rent and landing fees                               404,158          436,540          445,797
  Aircraft rent                                             437,649          563,572          472,622
  Aircraft maintenance                                      346,854          392,181          374,084
  Depreciation and amortization                             352,447          408,587          352,467
  Other, net                                              1,527,081        1,542,822        1,385,798
                                                          ---------        ---------       ----------
    Total operating expenses                              7,152,661        7,488,550        7,179,000
                                                          ---------        ---------       ----------
    Operating income (loss)                                 321,687         (491,356)         (95,792)

Other Income (Expense)
  Interest income                                            51,624           27,088           12,632
  Interest expense                                         (302,593)        (284,034)        (249,916)
  Interest capitalized                                        8,781           13,760           17,763
  Other, net                                                 48,773           49,619          (34,054)
                                                          ---------        ---------       ----------
    Other income (expense), net                            (193,415)        (193,567)        (253,575)
                                                          ---------        ---------       ----------
Income (loss) before taxes and cumulative
   effect of accounting change                              128,272         (684,923)        (349,367)

Income tax provision (credit)                                 8,985                -                -
                                                          ---------        ---------       ----------
Income (loss) before cumulative effect of
   accounting change                                        119,287         (684,923)        (349,367)

Cumulative effect of change in method of
  accounting for postemployment benefits
  in 1993                                                         -                -          (43,749)
                                                          ---------        ---------       ----------
    Net income (loss)                                       119,287         (684,923)        (393,116)

Preferred dividend requirement                              (84,904)         (78,036)         (73,651)
                                                          ---------        ---------       ----------
Net income (loss) applicable to common
  stockholders                                           $   34,383       $ (762,959)     $  (466,767)
                                                          =========        =========       ==========

Income (loss) per common share
  Before accounting change                               $     0.55       $   (12.73)     $     (7.68)
  Effect of accounting change                                     -                -            (0.80)
                                                          ---------        ---------       ----------
    Income (loss) per common share                       $     0.55       $   (12.73)     $     (8.48)
                                                          =========        =========       ==========

Shares used for computation (000)                            62,430           59,915           55,070




See accompanying Notes to consolidated financial statements.


USAir Group, Inc.
Consolidated Balance Sheets
December 31,                                          (dollars in thousands except per share amounts)
=====================================================================================================
                                                                          1995                 1994
                          ASSETS                                          ----                 ----
Current Assets
  Cash and cash equivalents                                          $   881,854          $   429,538
  Short-term investments                                                  19,831               22,133
  Receivables, net                                                       322,122              324,539
  Materials and supplies, net                                            248,144              258,664
  Prepaid expenses and other                                             111,131               81,642
                                                                       ---------            ---------
   Total current assets                                                1,583,082            1,116,516
Property and Equipment
  Flight equipment                                                     5,251,742            5,162,599
  Ground property and equipment                                        1,073,720            1,059,027
  Less accumulated depreciation and amortization                      (2,301,059)          (2,085,499)
                                                                       ---------            ---------
                                                                       4,024,403            4,136,127
  Purchase deposits                                                       17,026              195,701
                                                                       ---------            ---------
   Property and equipment, net                                         4,041,429            4,331,828
Other Assets
  Goodwill, net                                                          510,562              526,615
  Other intangibles, net                                                 312,786              319,711
  Other assets, net                                                      507,149              513,372
                                                                       ---------            ---------
   Total other assets                                                  1,330,497            1,359,698
                                                                       ---------            ---------
                                                                      $6,955,008           $6,808,042
                                                                       =========            =========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Current maturities of long-term debt                                $   80,721           $   85,538
  Accounts payable                                                       325,330              275,847
  Traffic balances payable and unused tickets                            607,170              568,215
  Accrued expenses                                                     1,471,475            1,330,453
                                                                       ---------            ---------
   Total current liabilities                                           2,484,696            2,260,053

Long-Term Debt, Net of Current Maturities                              2,717,085            2,895,378
Deferred Credits and Other Liabilities
  Deferred gains, net                                                    386,947              413,961
  Postretirement benefits other than pensions, non-current             1,015,623              958,956
  Non-current employee benefit liabilities and other                     427,726              417,878
                                                                       ---------            ---------
   Total deferred credits and other liabilities                        1,830,296            1,790,795

Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series A, 358,000 shares issued, no par value                          358,000              358,000
    (redemption value of $412,124 at December 31, 1995)
  Series F, 30,000 shares issued, no par value                           300,000              300,000
    (redemption value of $329,094 at December 31, 1995)
  Series T, 10,000 shares issued, no par value                           100,719              100,719
    (redemption value of $109,550 at December 31, 1995)
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock, no par
    value, 4,263,000 depositary shares issued                            213,153              213,153
    (liquidation preference of $238,798 at December 31, 1995)
 Common stock, par value $1 per share, authorized
    150,000,000 shares, issued and outstanding
    63,449,000 and 61,088,000 shares, respectively                        63,449               61,088
  Paid-in capital                                                      1,362,756            1,344,336
  Retained earnings (deficit)                                         (2,298,211)          (2,417,498)
  Common stock held in treasury                                                -                    -
  Deferred compensation                                                  (98,847)             (90,965)
  Adjustment for minimum pension liability                               (78,088)              (7,017)
                                                                       ---------            ---------
   Total stockholders' equity (deficit)                                 (835,788)            (896,903)
                                                                       ---------            ---------
                                                                      $6,955,008           $6,808,042
                                                                       =========            =========
See accompanying Notes to consolidated financial statements.


USAir Group, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,                                                               (in thousands)
=====================================================================================================
                                                                  1995         1994         1993
                                                                   ----         ----         ----
Cash and cash equivalents beginning of year                    $ 429,538    $ 368,347     $ 296,038
Cash flows from operating activities
  Net income (loss)                                              119,287     (684,923)     (393,116)
  Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
    Depreciation and amortization                                352,447      408,587       352,467
    Loss (gain) on disposition of property                       (17,043)     (24,099)       10,328
    Amortization of deferred gains and credits                   (27,817)     (27,396)      (27,309)
    Other                                                          6,294      (11,605)       24,635
    Changes in certain assets and liabilities
      Decrease (increase) in receivables                           2,417       41,101      (180,152)
      Decrease (increase) in materials, supplies,
        prepaid expenses and intangible pension assets           (74,980)      74,663        24,234
      Increase (decrease) in traffic balances payable
        and unused tickets                                        38,955      (61,932)       35,517
      Increase (decrease) in accounts payable and
        accrued expenses                                         120,422      235,105        84,787
      Increase (decrease) in postretirement benefits
        other than pensions, non-current                          56,667       51,613        65,967
                                                                 -------      -------       -------
         Net cash provided by (used for) operating
           activities                                            576,649        1,114        (2,642)
Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net               (61,689)     (46,022)     (202,085)
  Additions to other property                                    (84,980)    (134,086)     (159,031)
  Proceeds from disposition of property                          222,325       75,075       178,387
  Change in short-term investments                                 2,430      (21,994)            -
  Change in restricted cash and investments                       71,980        2,578       (14,221)
  Other                                                           (1,134)       1,110        (4,378)
                                                                 -------      -------       -------
         Net cash provided by (used for) investing
           activities                                            148,932     (123,339)     (201,328)

Cash flows from financing activities
  Issuance of debt                                                 1,162      308,856       597,834
  Reduction of debt                                             (283,160)     (87,073)     (889,872)
  Issuance of common stock                                         8,733           52       230,891
  Issuance of preferred stock                                          -            -       400,719
  Sale of treasury stock                                               -       11,244         8,273
  Dividends paid                                                       -      (49,663)      (71,566)
                                                                 -------      -------       -------
         Net cash provided by (used for) financing
           activities                                           (273,265)     183,416       276,279
                                                                 -------      -------       -------
Net increase (decrease) in cash and cash equivalents             452,316       61,191        72,309
                                                                 -------      -------       -------
Cash and cash equivalents end of year                          $ 881,854    $ 429,538     $ 368,347
                                                                 =======      =======       =======
Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions, net              $ 169,725    $ 224,614     $ 343,188
  Issuance of debt for additions to other property             $       -    $       -     $     669
  Reduction of debt - aircraft purchase deposits               $  70,837    $       -     $       -
  Reduction of debt - aircraft related                         $       -    $       -     $  47,685

Supplemental Information
  Cash paid during the year for interest, net of
    amounts capitalized                                        $ 299,871    $ 251,943     $ 236,122
                                                                 =======      =======       =======
  Net cash received (paid) during the year for
    income taxes                                               $  (6,637)   $     317     $    (967)
                                                                 =======      =======       =======

See accompanying Notes to consolidated financial statements.




USAir Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Three Years Ended December 31, 1995                                (dollars in thousands except per share amounts)
=====================================================================================================================
                                                                                                Adjustments
                                                             Retained                 Deferred  For Minimum
                          Preferred   Common    Paid In      Earnings     Treasury     Compen-    Pension
                           Stock B    Stock     Capital     (Deficit)      Stock       sation    Liability    Total
                           -------    ------   ---------    ---------      -------     ------     ------     -------
Balance December 31, 1992 $213,153   $49,581  $1,211,765  $(1,218,230)   $(106,376)  $(99,010)  $ (6,820)  $  44,063

Reversion of 1,600 shares
 of restricted stock
 previously granted              -        (1)        (19)           -            -         31          -          11

Sale of 11,500,000 shares
 of common stock                 -    11,500     219,391            -            -          -          -     230,891

Exercise of 33,500 options       -         -        (929)           -        1,506          -          -         577

Sale of 466,400 shares of
 treasury stock                  -         -     (13,283)           -       20,979          -          -       7,696

Dividends declared
 (preferred stock):
  Series A-$92.50 per share      -         -           -      (33,115)           -          -          -     (33,115)
  Series B-$4.375 per
   depositary share              -         -           -      (18,651)           -          -          -     (18,651)
  Series F-$700 per share        -         -           -      (17,967)           -          -          -     (17,967)
  Series T-Variable dividend
   rate - See Note 8.            -         -           -       (1,833)           -          -          -      (1,833)

Amortization of deferred
 compensation                    -         -         421            -            -      4,022          -       4,443

Equity reduction for minimum
 pension liability               -         -           -            -            -          -    (35,575)    (35,575)

Net income (loss)                -         -           -     (393,116)           -          -          -    (393,116)
                           -------    ------   ---------    ---------      -------     ------     ------     -------
Balance December 31,1993   213,153    61,080   1,417,346   (1,682,912)     (83,891)   (94,957)   (42,395)   (212,576)

Reversion of 4,000 shares
 of restricted stock
 previously granted              -        (4)        (28)           -            -         58          -          26

Sale of 12,400 shares
 of common stock                 -        12          40            -            -          -          -          52

Exercise of 5,000 options        -         -        (177)           -          225          -          -          48

Sale of 1,859,000 shares of
 treasury stock                  -         -     (72,470)           -       83,666          -          -      11,196

Dividends declared (preferred
 stock):
  Series A-$92.50 per share      -         -           -      (16,557)           -          -          -     (16,557)
  Series B-$4.375 per
   depositary share              -         -           -      (13,988)           -          -          -     (13,988)
  Series F-$700 per share        -         -           -      (15,750)           -          -          -     (15,750)
  Series T-Variable dividend
   rate - see Note 8.            -         -           -       (3,368)           -          -          -      (3,368)

Amortization of deferred
 compensation                    -         -        (375)           -            -      3,934          -       3,559

Equity reduction for minimum
 pension liability               -         -           -            -            -          -     35,378      35,378

Net income (loss)                -         -           -     (684,923)           -          -          -    (684,923)
                           -------    ------   ---------    ---------      -------     ------     ------     -------
Balance December 31, 1994  213,153    61,088   1,344,336   (2,417,498)           -    (90,965)    (7,017)   (896,903)






 (Continued on next page)


USAir Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Three Years Ended December 31, 1995                                   (dollars in thousands except per share amounts)
=====================================================================================================================
                                                                                               Adjustments
                                                             Retained                 Deferred  For Minimum
                           Preferred  Common    Paid-In      Earnings      Treasury    Compen-    Pension
                            Stock B    Stock    Capital      (Deficit)      Stock      sation    Liability     Total
                           -------    ------   ---------    ----------     -------     ------     ------     --------
Balance December 31, 1994  213,153    61,088   1,344,336    (2,417,498)         -     (90,965)    (7,017)    (896,903)

Sale of 1,384,000 shares
 of common stock                 -     1,384       6,929             -          -           -          -        8,313

Exercise of 42,775 options       -        43         377             -          -           -          -          420

Grant of 934,600 shares of
 restricted stock                -       934      10,982             -          -     (11,916)         -            -

Amortization of deferred
 compensation                    -         -         132             -          -       4,034          -        4,166

Equity reduction for minimum
 pension liability               -         -           -             -          -           -    (71,071)     (71,071)

Net income (loss)                -         -           -       119,287          -           -          -      119,287
                           -------   -------   ---------    ----------   --------      ------     ------     --------
Balance December 31, 1995 $213,153   $63,449  $1,362,756   $(2,298,211) $       -    $(98,847)  $(78,088)  $ (835,788)
                           =======   =======   =========     =========   ========      ======     ======      =======








See accompanying Notes to consolidated financial statements.


                                 81

                     USAir Group, Inc.
           Notes to Consolidated Financial Statements



1.	Summary of Significant Accounting Policies

	(a)  Basis of Presentation and Nature of Operations

	The accompanying consolidated financial statements include the accounts of USAir Group, Inc. ("USAir Group" or the "Company") and its wholly-owned subsidiaries USAir, Inc. ("USAir"), Piedmont Airlines, Inc. ("Piedmont"), PSA Airlines, Inc. ("PSA") (formerly Jetstream International Airlines, Inc.), Allegheny Airlines, Inc. ("Allegheny") (formerly Pennsylvania Commuter Airlines, Inc.
("PCA")), USAir Leasing and Services, Inc. ("Leasing"), USAir Fuel Corporation ("Fuel Corp.") and Material Services Company, Inc. ("MSC"). All significant intercompany accounts and transactions have been eliminated.

	USAir is the Company's principal subsidiary and accounted for approximately 93% of its operating revenues in 1995. USAir's results include the results of its subsidiary USAM Corp. ("USAM"). USAir is a major U.S. air carrier whose primary business is trans-porting passengers, property and mail. USAir enplaned more than 57 million passengers during 1995 and is currently the fifth largest domestic air carrier, as measured by revenue passenger miles ("RPMs"). USAir operates predominantly in the eastern United
States with primary hubs at the major airports in Pittsburgh, Pennsylvania, Charlotte, North Carolina, Philadelphia, Pennsylvania and at Baltimore/Washington International Airport. USAir also maintains significant operations at the major airports in Boston, Massachusetts, New York, New York and Washington, D.C.

	Piedmont, PSA and Allegheny are regional air carriers that, along with eight non-affiliated regional airline franchisees, form "USAir Express". USAir Express also has a majority of its operations in the eastern U.S. USAir Express air carriers enplaned approximately 9.6 million passengers in 1995 (approximately 5.3 million passengers enplaned by Piedmont, PSA, and Allegheny), over half of whom connected to USAir flights.

	Fuel Corp. was established in 1987 primarily to serve as a fuel wholesaler to USAir, in certain circumstances. MSC performs a function similar to Fuel Corp., selling aviation fuel to USAir Express carriers and also assisting the USAir Express carriers with major maintenance and procurement contracts. Leasing's main function is remarketing USAir's surplus or inactive aircraft.

	In the fourth quarter of 1995, USAir and a subsidiary of British Airways plc ("BA") formed Airline Technical Services, LLC ("ATS"), a Delaware limited liability company, offering joint aviation maintenance, and technical and engineering expertise in the Americas. ATS will receive a commission on the contracts it brokers for USAir and BA. USAir accounts for ATS using the equity method because it is owned equally by each parent company. No material activity occurred in 1995.

	At December 31, 1992, USAM, a subsidiary of USAir, owned 11% of the Covia Partnership ("Covia") which owned and operated a computerized reservation system ("CRS"). In September 1993, Covia purchased the assets of the corporation that owned and operated the Galileo CRS which provided CRS services to travel agent subscribers in Europe. Covia was immediately separated into three new entities and, as a result, USAM owns 11% of the Galileo International Partnership which owns and operates the Galileo CRS, approximately 11% of the Galileo Japan Partnership which markets the Galileo CRS in Japan, and approximately 21% of the Apollo Travel Services Partnership which markets the Galileo CRS in the U.S. and Mexico. USAM accounts for these investments using the equity method because it is represented on the board of directors of each of the partnerships and therefore participates in policy making processes.

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	USAir Group's principal operating subsidiary, USAir, and the three regional airline subsidiaries, Piedmont, PSA and Allegheny, operate within one industry (air transportation); therefore, no segment information is provided.

	Certain 1994 and 1993 amounts have been reclassified to conform with 1995 classifications.

	(b)  Cash and Cash Equivalents and Short-Term Investments

	For financial statement purposes, the Company considers all highly liquid investments purchased within three months of maturity to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Short-term investments consist of certificates of deposit and commercial paper purchased with maturities greater than three months but less than one year. Short-term investments are stated at cost plus accrued interest, which approximates market value.

	(c)  Materials and Supplies

	Inventories of materials and supplies are valued at average cost and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

	(d)  Property and Equipment

	Property and equipment is stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Maintenance and repairs, including the overhaul of aircraft components, are charged to operating expense as incurred and costs of major improvements are capitalized for both owned and leased assets. Interest related to deposits on aircraft purchase contracts and facility and equipment construction projects is capitalized as additional cost of the asset or as leasehold improvement if the asset is leased. Depreciation and amortization for principal asset classifications is provided on a straight-line basis to estimated residual values over estimated depreciable lives. Estimated depreciable lives and residual values are periodically reviewed for reasonableness and estimates are revised, if necessary.

                                    Depreciable
          Assets                       Lives      Residual Values
          ------                    -----------   ---------------
                                      (years)       (in millions)
Aircraft
  Boeing 767-200ER                       20            $14.0
  Boeing 757-200                         20              8.0
  Boeing 737-300/400                     20              7.5
  Boeing 737-200                        5-17           0.6-5.0
  McDonnell Douglas MD-80                20              7.5
  Douglas DC-9-30                        17              3.0
  Fokker 100                             20              5.0
  Fokker F28-4000                         8              2.0
  Fokker F28-1000                         6              1.0
  Turboprop aircraft                   11-17           1.2-1.5
  Improvements to leased aircraft  life of lease          -

Ground property, equipment and        1-10 or
  leasehold improvements           life of lease          -

Buildings                              25-30              -

	Property acquired under capital lease is amortized on a straight-line basis over the term of the lease and charged to Depreciation and Amortization Expense. When property and equipment is sold or retired, the cost and accumulated depreciation is removed from the accounts and any gain or loss recognized as Other Income (Expense).

     (e) Goodwill and Other Intangibles

	Goodwill, the cost in excess of fair value of identified net assets acquired, is being amortized on a straight-line basis over 40 years. The $629 million goodwill resulting from the acquisition of Pacific Southwest Airlines ("Pacific Southwest") and Piedmont Aviation, Inc. ("Piedmont Aviation"), both in 1987, is being amortized as Depreciation and Amortization Expense. Accumulated amortization at December 31, 1995 and 1994 related to the Pacific Southwest and Piedmont Aviation acquisitions was $128 million and $113 million, respectively. The $11 million goodwill resulting from USAM's CRS investments is being amortized as other non-operating expense, consistent with the classification of income or loss on the investments. USAM's related accumulated amortization at December 31, 1995 and 1994 was approximately $2 million. USAir evaluates whether or not goodwill is impaired by comparing the goodwill balances with estimated future undiscounted cash flows which, in USAir's judgment, are attributable to the goodwill. This analysis is performed separately for the goodwill which resulted from each acquisition.

	Intangible assets consist mainly of purchased operating rights at various airports, purchased route authorities, capitalized software costs and the intangible assets associated with the underfunded amounts of certain pension plans. The operating rights, valued at purchase cost or appraised value if acquired from Pacific Southwest or Piedmont Aviation, are being amortized over periods ranging from ten to 25 years as Depreciation and Amortization
Expense. The purchased route authorities are being amortized over 25 years as Depreciation and Amortization Expense. Capitalized software costs are being amortized as Depreciation and Amortization Expense over five years, the expected period of benefit.
Accumulated amortization related to intangible assets at December 31, 1995 and 1994 was $105 million and $81 million, respectively.

	Based on the most recent analyses, USAir believes that goodwill and other intangible assets were not impaired at Decem-ber 31, 1995.

	(f)  Other Assets, net

	Other Assets, net consists primarily of non-current pension assets, restricted cash and investments and a long-term receivable from BA. Restricted cash and investments are deposits in trust accounts to collateralize letters of credit and workers' compensa-tion policies and the long-term receivable from BA resulted from the relinquishment by USAir of two U.S. to London routes.

	In November 1995, USAir entered into a five-year transaction with a third party pursuant to which USAir agreed to pledge to such third party from time to time certain flight equipment and simulators as collateral for up to $70 million aggregate principal amount of letters of credit to be issued by the third party with respect to certain workers' compensation obligations of USAir. On December 15, 1995, USAir pledged ten aircraft to the third party, resulting in the release of $67.2 million in cash and securities that had been previously pledged by USAir to letter of credit providers.

	(g)  Deferred Gains on Sale and Leaseback Transactions

	Gains on aircraft sale and leaseback transactions are deferred and amortized over the term of the leases as a reduction of rental expense.

	(h)  Passenger Revenue Recognition

	Passenger ticket sales are recognized as revenue when the transportation service is rendered or the ticket otherwise expires. At the time of sale, a liability is established (Traffic Balances Payable and Unused Tickets) and subsequently eliminated either through carriage of the passenger, through billing from another carrier which renders the service or by refund to the passenger.

	(i)  Frequent Traveler Awards

	USAir accrues the estimated incremental cost of providing outstanding travel awards earned by participants in its Frequent Traveler Program ("FTP") when participants accumulate sufficient miles to be entitled to claim award certificates for travel.

	(j)  Investment Tax Credit

	Investment tax credit benefits have been recorded using the "flow-through" method as a reduction of the Federal income tax provision.

	(k)  Advertising Costs

	Advertising costs are expensed when incurred as other operat-ing expense. Advertising expense for 1995, 1994 and 1993 was $67 million, $63 million and $59 million, respectively.

	(l)  Income (Loss) Per Common Share

	Income (loss) per common share is computed by dividing net income or loss, after deducting preferred stock dividend require-ments, by the weighted average number of shares of USAir Group, Inc. Common Stock ("Common Stock") outstanding, net of treasury stock. The Company has deferred quarterly dividend payments on all series of its preferred stock beginning September 30, 1994. However, dividends continue to be deducted from net income or loss in order to calculate income (loss) per common share (see Note 8. - Redeemable Preferred Stock and Deferral of Dividends and Note 9. - Stockholders' Equity). The 1995 and 1994 preferred dividend requirements include dividends deferred (including interest) of $84.9 million or $1.36 per common share and $32.8 million, or $0.55 per common share, respectively. Stock option common stock equivalents were anti-dilutive for the years ended 1994 and 1993, but are dilutive for the year ended 1995. Therefore, stock option common stock equivalents were added to the weighted average common shares outstanding in the 1995 income (loss) per common share calculation. None of the Company's outstanding preferred stock issuances, all of which are convertible under certain conditions into Common Stock, are considered common stock equivalents; therefore, they are excluded from the Company's primary income
(loss) per common share calculation for each year presented. For the years ended 1995, 1994 and 1993, fully diluted income (loss) per common share is not presented since the effect of assuming conversion of each of the outstanding preferred stock issuances would be antidilutive. See Note 10. regarding the Common Stock held in a trust for USAir's Employee Stock Ownership Plan.

2.	Financial Instruments

	(a)  Terms of Certain Financial Instruments

	USAir has entered into hedging arrangements designed to reduce its exposure to fluctuations in the price of jet fuel. Net settlements are recorded as adjustments to Aviation Fuel expense.
The total notional number of gallons under these arrangements was 38 million and 86 million at December 31, 1995 and 1994, respec-tively. Under these arrangements, the Company will pay $0.499 to $0.548 per notional gallon in 1996 and receive a floating rate per notional gallon based on current market prices. In 1995, the Company paid $0.496 to $0.521 per notional gallon and received a floating rate per notional gallon based on current market prices. Decreases in the market price of fuel to levels below the fixed prices require cash payments by the Company and cause an increase in the Company's Aviation Fuel expense. The hedging arrangements represented approximately 8% of USAir's actual 1995 fuel consump-tion. USAir is party to such hedging arrangements with several entities. Although the agreements, which expire in 1996, expose the Company to credit loss in the event of non-performance by the other parties to the agreements, the Company does not anticipate such non-performance because of the favorable creditworthiness status of the other parties. The Company may continue to enter into such arrangements, depending on market conditions.

	In August 1995, the Company's interest rate swap agreements expired and as of December 31, 1995 there were no such agreements in effect. The Company had entered into interest rate swap transactions to manage interest rate exposure. Net settlements were recorded as adjustments to interest expense. The Company was party to such agreements with banks and other financial institu-tions. The notional principal amount of these agreements was $150 million at December 31, 1994. Under the agreements, the Company paid interest at fixed rates averaging 9.8% at December 31, 1994, and received floating rate interest payments based on three-month LIBOR.

	An aggregate of $32 million of future principal payments of USAir's long-term debt due 1998 through 2000 is payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by USAir's participation in foreign currency contracts. Net settle-ments will be recorded as adjustments to interest expense. Although the Company is exposed to credit loss in the event of non-performance by the counterparty to the contracts, the Company does not anticipate such non-performance because of the favorable creditworthiness status of the other party.

	(b)  Fair Value of Financial Instruments

	Unless a quoted market price indicates otherwise, the fair values of cash and cash equivalents, short-term investments and other investments generally approximates carrying values because of the short maturity of these instruments. The Company has estimated the fair value of long-term debt based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar remaining maturities. The estimated fair values of the Company's outstanding redeemable preferred stock issuances (See Note 8. - Redeemable Preferred Stock and Deferral of Dividends and Note 9. - Stockholders' Equity for information regarding the Company's outstanding preferred stock issuances) are obtained by consulting with an independent external valuation source. The fair values of interest rate swap agreements, energy swap agreements and foreign currency contracts are obtained from dealer quotes whereby these values represent the estimated amount the Company would receive or pay to terminate such agreements.

	The estimated fair values of the Company's financial instru-ments, none of which are held for trading purposes, are summarized as follows (brackets denote a liability):

                                    December 31,
                   --------------------------------------------
                           1995                   1994
                   ---------------------   --------------------
                    Carrying   Estimated   Carrying   Estimated
                     Amount   Fair Value    Amount   Fair Value
                    --------  ----------   --------  -----------
                                    (in thousands)
Cash and cash
  equivalents     $  881,854  $  881,854  $  429,538  $  429,538
Short-term
  investments         19,831      19,822      22,133      22,078
Restricted cash
  and investments*    98,742      98,539     170,686     170,581
Long-term note
  receivable*         45,433      33,277      47,000      31,537
Other long-term
  investments*         4,607       4,008       1,633       1,144
Long-term debt (ex-
  cludes capital
  lease obliga-
  tions)          (2,732,310) (2,543,340) (2,898,203) (2,484,390)
Redeemable pre-
  ferred stock      (758,719)   (604,478)   (758,719)   (242,341)


(table continued on next page)

Interest rate swap
agreements:
  In a net payable
  position                 -           -           -      (3,221)
Energy swap agree-
ments:
  In a net receivable
  position                 -       1,845           -         259
Foreign currency
contracts:
  In a net receivable
  position                 -       4,050           -       5,352

* Amounts included in Other Assets on the Company's consolidated balance sheets.

3.	Long-Term Debt

	Details of long-term debt are as follows:
                                                December 31,
                                          ----------------------
                                             1995        1994
                                             ----        ----
                                               (in thousands)
Senior Debt:
  12 7/8% Senior Debentures due 2000      $        -  $   77,000
  10% Senior Notes due 2003                  300,000     300,000
  9 5/8% Senior Notes due 2001               175,000     175,000
  12.15% to 15.23% U.S. Government
    Guaranteed Obligations                         -       3,090
  5.7% to 12% Equipment Financing
    Agreements, Installments due 1996
    to 2016                                2,226,318   2,140,387
  8.6% Airport Facility Revenue Bond
    due 2022                                  27,620      27,620
  4.0% to 7.1% Aircraft Purchase
    Deposit Financing                              -     172,301
  Other                                        3,372       2,805
                                           ---------   ---------
                                           2,732,310   2,898,203
Capital Lease Obligations                     65,496      82,713
                                           ---------   ---------
   Total                                   2,797,806   2,980,916
Less Current Maturities                       80,721      85,538
                                           ---------   ---------
                                          $2,717,085  $2,895,378
                                           =========   =========






(this space intentionally left blank)

	Maturities of long-term debt and debt under capital leases for the next five years are as follows:

                                     (in thousands)

                    1996               $   80,721
                    1997                   91,903
                    1998                  160,979
                    1999                   84,907
                    2000                  130,540
                    Thereafter          2,248,756

	Interest rates on $537 million principal amount of long-term debt at December 31, 1995 are subject to adjustment to reflect prime rate and other rate changes.

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

	During 1993, the maximum amount of Credit Agreement borrowings outstanding at any month end was $250 million. All outstanding
Credit Agreement borrowings were paid off in May 1993 and no other funds were borrowed during the remainder of 1993. The average amount of Credit Agreement borrowings outstanding and the weighted average interest rate for 1993 were $37 million and 5.8%, respec-tively.

	Equipment financings totaling $2.3 billion were collateralized by aircraft and engines with a net book value of approximately $2.4 billion at December 31, 1995.

	In February 1996, USAir sold $263 million principal amount of Enhanced Equipment Notes ("Enhanced Notes") through a private placement offering under Securities and Exchange Commission
Regulation 144A. The Enhanced Notes are secured by nine 757-200 aircraft. The Enhanced Notes are not reflected in the above table because they were sold after December 31, 1995.

4.	Commitments and Contingencies

	(a)  Operating Environment

	The Company's financial results for 1995 represent a signifi-cant improvement over 1994 results. The improvement is mainly attributable to a stable domestic economic climate, favorable capacity trends in USAir's markets, less fare discounting and low fare competition and the positive influence of USAir's cost-reduction efforts. However, the Company's financial condition, results of operations and future prospects are more susceptible to an economic downturn and competitive influences than most of its major competitors due to USAir's high cost structure amid the low cost, low fare environment which characterizes the domestic airline industry.

	Most of the Company's airline subsidiaries operate in competitive markets, predominantly in the Eastern United States. In recent years, air carriers with low costs of operations and fare structures have initiated and or expanded into markets served by the Company's airline subsidiaries. In addition, several of the larger, mature air carriers have developed or indicated their intention to develop similar low cost, low fare service. In an effort to preserve market share, USAir has typically responded to the entry of a low cost, low fare competitor into its markets by matching fares and increasing the frequency of service in related markets, generally with the result of diluting USAir's yield in these markets. USAir currently has the highest operating costs among the major domestic air carriers and the growth and expansion of low cost, low fare carriers in USAir's markets has put consider-able pressure on USAir to reduce operating costs in order to maintain competitiveness.

	USAir was able to reduce certain non-labor related operating costs during 1995 through re-engineering efforts, structural changes and reducing or eliminating capacity in unprofitable markets, however, USAir has not been successful to date in achieving meaningful reductions in personnel costs. The Company believes that USAir's long-term future depends on its success in further reducing its cost of operations, including personnel costs.

	At December 31, 1995, USAir Group's various subsidiaries employed approximately 43,100 full-time equivalent employees. Approximately 28,100, or 65%, of the employees of USAir Group's subsidiaries are covered by collective bargaining agreements with various unions, or will be covered by collective bargaining agreements for which initial negotiations are in progress. USAir's contract with the International Association of Machinists and Aerospace Workers ("IAM"), which represents USAir's machinists group, is currently open for negotiation and USAir and the IAM have commenced the collective bargaining process. USAir's contract with the unions which represent its pilot's and flight attendant's groups become open for negotiations within the next year. The Company cannot predict the ultimate outcome of USAir's negotiations with the IAM or if USAir will be successful in achieving meaningful wage and benefit concessions from the IAM and its other organized labor groups.

  	Although a competitive strength, the concentration of significant operations in the eastern U.S. leaves the Company's airline subsidiaries susceptible to certain regional conditions that may have an adverse affect on the Company's results of operations and financial condition. For example, geographically isolated inclement weather and the recent partial Federal govern-ment shutdowns adversely effected operating revenues and expenses to a greater degree than some of the Company's competitors.

	The nature of operations of the Company's airline subsidiaries results in reliance on the availability of aviation fuel. The availability and price of aviation fuel is largely dependent on the actions of the countries which compose the Oil Producing and Exporting Countries ("OPEC") cartel. OPEC, which currently controls a significant amount of the world's known crude oil reserves, can effect the availability and price of jet fuel through its production and price-targeting actions. In addition, jet fuel prices are affected by political events seasonal factors and other factors generally outside of the Company's control. USAir has a diversified fuel supplier network and participates in fuel hedging transactions (see Note 2. - Fair Value of Financial Instruments for additional information related to USAir's participation in fuel hedging contracts) in order to ensure fuel availability and partially protect USAir from temporary jet fuel price fluctuations.

	(b)  Leases

	The Company's airline subsidiaries lease certain aircraft, engines, computer and ground equipment, in addition to the majority of their ground facilities. Ground facilities include executive offices, overhaul and maintenance bases and ticket and administra-tive offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

	In addition, the Company subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through 2021.

	The following amounts applicable to capital leases are included in property and equipment:
                                                 December 31,
                                            ---------------------
                                              1995         1994
                                              ----         ----
                                                (in thousands)

Flight equipment                            $192,775     $218,881
Ground property and equipment                  4,767       10,961
                                             -------      -------
                                             197,542      229,842
Less accumulated amortization                140,212      153,341
                                             -------      -------
                                            $ 57,330     $ 76,501
                                             =======      =======

	At December 31, 1995, obligations under capital and noncancel-able operating leases for future minimum lease payments were as follows:

                                           Capital      Operating
                                           Leases         Leases
                                           -------      ---------
                                              (in thousands)

1996                                      $ 21,886    $   761,281
1997                                        21,697        770,230
1998                                        10,687        735,035
1999                                        10,687        694,591
2000                                         7,586        666,841
Thereafter                                  20,094      6,651,858
                                           -------     ----------
   Total minimum lease payments             92,637     10,279,836

   Less sublease rental receipts                 -         90,133
                                                       ----------
   Total minimum operating lease
    payments                                          $10,189,703
                                                       ==========
   Less amount representing interest        27,141
                                           -------
   Present value of future minimum
    capital lease payments                  65,496

   Less current obligations under
    capital leases                          14,085
                                           -------
   Long-term obligations under
    capital leases                        $ 51,411
                                           =======

	One of USAir Group's regional airline subsidiaries entered into an agreement subsequent to December 31, 1995 to lease five additional turboprop aircraft beginning in 1996. The payments under this agreement are (in millions): $1.4, $3.3, $3.3, $3.3, $3.3 and $8.6 for the years 1996, 1997, 1998, 1999, 2000 and thereafter, respectively.

	Rental expense under operating leases for 1995, 1994 and 1993 was $726 million, $748 million and $781 million, respectively. The $726 million rental expense for 1995 excludes a credit of $4.1 million related to the leasing of three of USAir's parked BAe-146 aircraft, recorded in the fourth quarter of 1995. The $748 million rental expense for 1994 excludes charges of $103 million related to USAir's grounded BAe-146 fleet and $13 million primarily related to USAir's decision to cease operations of its remaining Boeing 727-
200 aircraft in 1995.  See Note 16. - Non-Recurring and Unusual
Items.

	The Company's airline subsidiaries also lease certain owned aircraft under noncancelable operating leases which expire in various years through the year 2000. The minimum future rentals to be received by the Company on these leases are: $13.0 million - 1996; $9.4 million - 1997; $3.6 million - 1998; $1.9 million -
1999; and $1.1 million - 2000. The following amounts are applica-ble to aircraft leased under such agreements as reflected in flight equipment:
                                             December 31,
                                         ---------------------
                                         1995             1994
                                         ----             ----
                                            (in thousands)

Flight equipment                       $192,198         $152,956
Less accumulated depreciation            75,089           43,283
                                        -------          -------
                                       $117,109         $109,673
                                        =======          =======

	(c)  Legal Proceedings

	USAir is involved in legal proceedings arising out of its two aircraft accidents that occurred in July and September 1994 near Charlotte, North Carolina and Pittsburgh, Pennsylvania, respective-ly. The National Transportation Safety Board ("NTSB") held hearings beginning in September 1994 relating to the July accident and January 1995 relating to the September accident. In April 1995, the NTSB issued its finding of probable causes with respect to the accident near Charlotte. It assigned as probable causes the failure of air traffic control to convey weather and windshear hazard information and flight crew errors. The NTSB has not yet issued its final accident investigation report for the accident near
Pittsburgh. The NTSB, The Boeing Company ("Boeing"), the Federal Aviation Administration ("FAA") and USAir jointly conducted flight tests in October 1995 as part of the ongoing investigation into the cause of this accident. In this regard, USAir provided a 737-300 aircraft in the collective effort to simulate the conditions at the time of the accident. More public hearings were conducted in November 1995. The NTSB has indicated that a determination of the cause of the accident is not likely until sometime in 1996. USAir expects that it will be at least two to three years before the accident litigation and related settlements will be concluded.
USAir believes that it is fully insured with respect to this litigation. Therefore, USAir believes that the litigation will not have a material adverse effect on USAir's financial condition or results of operations, although any finding of fault on USAir's part could create negative publicity and could tarnish USAir's image.

	In 1989 and 1990, a number of U.S. air carriers, including USAir, received two Civil Investigative Demands ("CIDs") from the Department of Justice ("DOJ") related to investigations of price fixing in the domestic airline industry. A CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action.

	The investigations by the DOJ culminated in the filing of a lawsuit against Airline Tariff Publishing Company ("ATPCo") and eight major air carriers, including USAir, alleging that the defendants had agreed to fix prices in violation of Section 1 of the Sherman Act through the methods used to disseminate fare data to ATPCo, an airline-owned fare publishing service. To avoid the costs associated with protracted litigation and an uncertain outcome, USAir and another carrier decided to settle the lawsuit by entering into a consent decree to modify their fare-filing practices in certain respects and to implement compliance programs that would include education of employees regarding the carrier's responsibilities under the consent decree. Accordingly, the consent decree and the U.S. government's complaint were filed contemporane-ously in the United States District Court for the District of Columbia in December 1992. On November 1, 1993, after it had reviewed comments filed regarding the consent decree, the court entered the decree. In March 1994, the remaining six air carrier defendants agreed to the entry of a separate consent decree to settle the lawsuit. USAir petitioned the Court to have its consent decree amended to conform with the other settlement and the Court entered an amended consent decree on September 21, 1994. USAir has recently received a CID from the DOJ relating to USAir's compliance with the terms of the consent decree.

	On March 19, 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit. The class action suit, which was filed in July 1990, alleged that the airlines used ATPCo to signal and communicate carrier pricing intentions and otherwise limit price competition for travel to and from numerous hub airports.
Under the terms of the settlement, the six air carriers paid $45 million in cash and issued $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines. USAir's share of the cash portion of the settlement, $5 million, was recorded in results of operations for the second quarter of 1992.
The certificates, mailed to approximately 4.1 million claimants between December 15 and 31, 1994, provide a dollar-fordollar discount against the cost of a ticket generally of up to a maximum of 10% per ticket, depending on the cost of the ticket. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow. However, due to the interchangeability of the certificates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates, and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on further passenger revenue and cash flows. USAir has employed the incremental cost method to estimate a range of costs attributable to the exercise of the certificates, based on the assumption that the estimated maximum number of certificates to be redeemed for travel on USAir will be related to USAir's market share relative to the total market share of the six carriers involved in the settlement. USAir's estimated percentage of such market share is less than 9%. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, liability insurance, and denied boarding compensa-tion expenses expected to be incurred on a per passenger basis.
USAir has estimated that its incremental cost will not be material based on the equivalent free trips associated with the settlement.

	On October 11, 1994, USAir and seven other carriers entered into a settlement agreement with a group of State Attorneys General resolving similar issues with the states. The settlement entitles passengers traveling within the United States on state government business to a 10% discount off the published fares of each of the settling carriers and will be available for 18 months from August 16, 1995, or until the combined discount amount reaches $40 million, whichever first occurs. On May 10, 1995, a U.S. federal district court judge approved the settlement. USAir does not expect that this settlement will have a material adverse effect on its financial condition or results of operations. As was the case with the settlement of the private antitrust litigation, it is difficult to predict the amount of discounted state travel that will occur on USAir. Thus, a dollar impact of the settlement cannot be estimated.

	In February and March 1995, several class action lawsuits were filed in various federal district courts by travel agencies and a travel agency trade association alleging that most of the major
U.S. airlines, including USAir, violated the antitrust laws when they individually capped travel agent base commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. The lawsuits have been consolidated in the federal district of Minnesota. The plaintiffs are seeking unspecified treble damages for restraint of trade. The case is expected to go to a jury trial in 1996. While USAir believes that its actions in establishing a commission cap were in full compliance with the antitrust laws, USAir is unable to predict at this time the ultimate resolution of the litigation or the potential impact on USAir's financial condition and results of operations.

	In March 1995, a number of U.S. carriers, including USAir, received CIDs from the DOJ related to an investigation of incen-tives paid to travel agents over and above the base commission payments. USAir responded to an earlier CID on this topic during 1994. USAir has complied with the requirements of the CID by producing documents and responding to interrogatories. Because this matter is in the investigatory stage, USAir is unable to predict at this time its ultimate resolution or potential impact on USAir's financial condition or results of operations.

	In May 1995, a number of U.S. air carriers, including USAir, received CIDs from the DOJ relating to its investigation of incentive payments to travel agencies and a possible agreement among these carriers to implement a cap on travel agent base commissions, which is the subject matter of the suits recently brought by travel agencies, as discussed above. One of the CIDs received by USAir sought the production of transcripts of deposi-tions of any USAir employees taken in connection with the private litigation relating to the commission caps, together with annexed exhibits. USAir has complied with the requirements of the CIDs. USAir does not expect these investigations to have a material impact on its financial condition and results of operations.

	In October 1995, USAir terminated for cause an agreement with In-Flight Phone Corporation ("IFPC"). IFPC was USAir's provider of on-board telephone and interactive data systems (the "IFPC
System"). The agreement contemplated the eventual installation of the IFPC System on substantially all of USAir's aircraft. The IFPC System had been installed on approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against USAir seeking equitable relief and damages in excess of $186 million. USAir believes that its termination of its agreement with IFPC was appropriate and that it is owed in excess of $5 million by IFPC. On December 7, 1995, USAir successfully defended IFPC's emergency motion for a temporary restraining order. On December 13, 1995, IFPC's motion for a preliminary injunction was denied and IFPC has relinquished its right to appeal that decision. IFPC's claim for damages remains pending and USAir is presently preparing a counterclaim for amounts it is owed by IFPC. USAir is unable to predict at this time the ultimate resolution or potential financial impact on USAir's financial condition and results of operations of this lawsuit. USAir is presently in negotiations with other vendors of on-board telephone systems and currently expects to finalize an agreement in the first quarter of 1996.

	During 1995, four members of USAir's FTP filed class action lawsuits against USAir in Illinois, Pennsylvania, California and New Jersey state courts, alleging breach of contract relating to changes made to USAir's FTP effective December 31, 1989 and/or January 1, 1995. A similar lawsuit has been pending in California state court since 1989. The lawsuits seek unspecified damages and an injunction against the allegedly objectionable changes to USAir's FTP and any subsequent retroactive changes to the FTP. USAir denies the allegations made in the lawsuits and intends to vigorously defend itself. The ultimate resolution of these lawsuits and their potential impact on USAir's financial condition or results of operations cannot be predicted at this time.

	In May 1995, USAir Group, USAir and the Retirement Income Plan for Pilots of USAir, Inc. (the "Pilots' Pension Plan") were sued in federal district court for the District of Columbia by 469 active and retired USAir pilots. The lawsuit alleges that USAir has breached its fiduciary duty under the Employee Retirement Income Security Act ("ERISA") and otherwise violated ERISA by erroneously calculating benefits under the Pilots' Pension Plan. The plaintiffs seek, among other things, an injunction restraining USAir and the Pilots' Pension Plan from allegedly improperly calculating benefits under the Pilots' Pension Plan and payments to plaintiffs of benefits allegedly improperly withheld in an amount alleged to be equal to approximately $70 million, plus interest. USAir believes that it has properly calculated benefits under the Pilots' Pension Plan and intends to vigorously defend itself against the allega-tions made in the lawsuit. Because this lawsuit is in an early stage of litigation, USAir is unable to predict at this time its ultimate resolution or potential impact on USAir Group's pension liability or future funding requirements.

	The Company and various subsidiaries have received notices from the U.S. Environmental Protection Agency and various state agencies that they are potentially responsible parties with respect to the remediation of existing sites of environmental concern. Only two of these sites have been included on the Superfund National Priorities List. The Company continues to negotiate with various governmental agencies concerning known and possible cleanup sites. USAir has made financial contributions for the performance of remedial investigations and feasibility studies at sites in Moira, New York; Escondido, California; and Elkton, Maryland.

	Also, USAir has been identified as a potentially responsible party ("PRP") for environmental contamination at Boston Logan Airport. There are a number of other PRPs at the site. The
Company is presently unable to assess its proportionate share of contribution, but do not expect any such contribution to have a material adverse effect on its financial condition or results of operations.

	Because of changing environmental laws and regulations, the large number of other potentially responsible parties and certain pending legal proceedings, it is not possible to reasonably estimate the amount or timing of future expenditures related to environmental matters. The Company provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known contingencies, it is possible that additional reserves could be required in the future which could have a material effect on results of operations. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on its financial position or results of operations based on its experience with similar environmental sites.

	The Equal Employment Opportunity Commission and various state and local fair employment practices agencies are investigating charges by certain job applicants, employees and former employees of the Company's subsidiaries involving allegations of employment discrimination in violation of Federal and state laws. The plaintiffs in these cases generally seek declaratory and injunctive relief and monetary damages, including back pay. In some instances they also seek classification adjustment, compensatory damages and punitive damages. Such proceedings are in various stages of litigation and investigation, and the outcome of these proceedings is difficult to predict. In the Company's opinion, however, the disposition of these matters is not likely to have a material adverse effect on its financial condition or results of operations.

	(d)  Aircraft Commitments

	 In June 1995, USAir entered into agreements with Boeing and Rolls Royce plc ("Rolls Royce") deferring the delivery of eight 757-200 aircraft from 1996 to 1998. As part of the agreements, the due dates for progress payments associated with the 1996 deliveries were likewise rescheduled. Accordingly, approximately $71 million of progress payments that had been paid by USAir were refunded to USAir in the third quarter of 1995. The related long-term debt which financed the deposits was dissolved.

	The following schedule of USAir's new aircraft deliveries and scheduled payments at December 31, 1995 (including progress payments, payments at delivery, buyer furnished equipment, spares, and capitalized interest) reflects USAir's agreements with Boeing and Rolls Royce discussed above:

                            Delivery Period - Firm Orders
                     --------------------------------------------
                                                    There-
                     1996  1997  1998  1999  2000   after   Total
                     ----  ----  ----  ----  ----  ------   -----
Boeing
  757-200               -     -     8     -     -       -       8
  737-Series            -     -     -     -     -      40      40
                      ---   ---   ---   ---   ---   -----   -----
     Total              -     -     8     -     -      40      48
                      ===   ===   ===   ===   ===   =====   =====

Payments
 (millions)          $ 63  $ 74  $254  $  -  $  -  $1,855  $2,246
                      ===   ===   ===   ===   ===   =====   =====

	In addition, USAir has a commitment to purchase hush kits for certain of its McDonnell Douglas DC-9-30 aircraft and a substantial portion of its Boeing 737-200 aircraft. The installation of these hush kits will bring the aircraft into compliance with FAA Stage 3 noise level requirements. The projected payments associated with the purchase of the hush kits are: $43 million - 1996; $30 million
- 1997; $30 million - 1998; and $17.0 million - 1999.

	USAir has the option of purchasing any other Boeing commercial aircraft type in satisfaction of its obligation to purchase forty
737-Series aircraft. Such satisfaction would be accomplished on an "equivalent-seat" basis.

	(e)  Concentration of Credit Risk

	The Company invests available cash in money market securities of various banks, commercial paper of financial institutions and other companies with high credit ratings and securities backed by the United States government.

	At December 31, 1995, most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards (44%) or to tickets sold by other airlines (16%) and used by passengers on USAir or the Company's regional airline subsidiaries. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

5.	Sale of Receivables

	The revolving receivables sales facility ("Receivables Agreement") to which USAir had been a party expired on December 21, 1994. USAir was unable to sell receivables under the Receivables Agreement during 1994 because it was in violation of certain financial covenants. USAir had no outstanding amounts due under the Receivables Agreement at expiry. The average dollar amount of outstanding sales during 1993 was approximately $100 million. USAir has engaged in discussions to arrange a replacement facility but has elected not to pursue such a financing at this time.

6.  Income Taxes

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

	The Company files a consolidated Federal income tax return with its wholly-owned subsidiaries.







(this space intentionally left blank)

	The components of the provision for income taxes are as follows:

                                     1995        1994      1993
                                     ----        ----      ----
                                           (in thousands)
Current provision:
  Federal                            $6,081      $  -      $  -
  State                                 831         -         -
                                      -----       ---       ---
  Total current provision             6,912         0         0
                                      -----       ---       ---
Deferred provision:
  Federal                                 -         -         -
  State                               2,073         -         -
                                      -----       ---       ---
  Total deferred provision            2,073         0         0
                                      -----       ---       ---
Provision for income taxes           $8,985      $  0      $  0
                                      =====       ===       ===

	In 1995, the Company was not subject to regular Federal income tax as a result of using $109 million in Federal net operating loss carryforwards. However, the Company was subject to Federal alternative minimum tax ("AMT") and environmental tax. Approxi-mately $171 million in AMT net operating loss carryforwards and approximately $56 million in state net operating loss carryforwards were utilized to reduce the Federal and state liabilities.

	The significant components of deferred income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993, are as follows:
                                  1995        1994        1993
                                  ----        ----        ----
                                         (in thousands)
Deferred tax expense (benefits)
  (exclusive of the other
  components listed below)      $ 51,511   $(240,336)  $(136,191)
Adjustments to deferred tax
  assets and liabilities for
  enacted changes in tax laws
  and rates                            -           -      (8,880)
Increase (decrease) for the
  year in the valuation
  allowance for deferred tax
  assets                         (49,438)    240,336     145,071
                                 -------    --------     -------
  Total                         $  2,073   $       0    $      0
                                 =======    ========     =======

	A reconciliation of taxes computed at the statutory Federal tax rate on earnings before income taxes to the provision for income taxes is as follows:

                                 1995        1994         1993
                                 ----        ----         ----
                                        (in thousands)
Tax provision (credit)
  computed at Federal
  statutory rate               $ 44,895   $(239,723)   $(137,591)
Book expenses not deduct-
  ible for tax purposes          16,064      17,257       10,390
Limitation in recognizing
  unused net operating
  loss/credits                        -     222,466      136,081
Utilization of Federal Net
  Operating Loss which
  reduced valuation
  allowance                     (38,177)          -            -
State income tax provision,
  net                             1,888           -            -
Adjustments to deferred tax
  assets and liabilities
  for enacted changes in
  tax laws and rates                  -           -       (8,880)
Current year temporary
  differences which
  reduced valuation
  allowance                     (22,492)          -            -
Alternative minimum tax
  which increased
  valuation allowance             3,794           -            -
Other                             3,013           -            -
                                -------     -------      -------
Provision for income taxes     $  8,985    $      0    $       0
                                =======     =======     ========
Effective tax rate                    7%          0%           0%
                                =======     =======     ========

	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995, 1994 and 1993 are presented below:

                               1995         1994         1993
                               ----         ----         ----
                                       (in thousands)
Deferred tax assets:
  Leasing transactions      $  169,840   $  167,772   $  132,551
  Tax benefits purchased
    /sold                       55,284       63,557       79,434
  Gain on sale and lease-
    back transactions          147,930      156,127      164,613
  Employee benefits            489,405      487,236      430,257
  Net operating loss carry-
    forwards                   685,597      723,275      557,494

(table continued on next page)

  Alternative minimum tax
    credit carryforwards        24,940       21,146       21,146
  Investment tax credit
    carryforwards               49,802       49,802       49,802
  Other deferred tax assets     84,754       82,081       62,615
                             ---------    ---------    ---------
    Total gross deferred
      tax assets             1,707,552    1,750,996    1,497,912
  Less valuation allowance    (755,766)    (805,204)    (564,838)
                             ---------    ---------    ---------
    Net deferred tax assets    951,786      945,792      933,074

Deferred tax liabilities:
  Equipment depreciation
    and amortization           908,917      909,353      874,640
  Other deferred tax
    liabilities                 44,942       36,439       58,434
                             ---------    ---------    ---------
    Total deferred tax
      liabilities              953,859      945,792      933,074
                             ---------    ---------    ---------
    Net deferred
      tax liabilities       $    2,073   $        0   $        0
                             =========    =========    =========

	The valuation allowance for deferred tax assets as of January 1, 1993, was $420 million. The valuation allowance increased $145 million in 1993 and $240 million in 1994, and decreased $49 million in 1995.

	At December 31, 1995, the Company had unused net operating losses of $1.8 billion for Federal tax purposes, which expire in the years 2005 to 2009. The Company also has available, to reduce future taxes payable, $644 million alternative minimum tax net operating losses expiring in 2007 to 2009, $50 million of invest-ment tax credits expiring in 2002 to 2003, and $25 million of alternative minimum tax credits which do not expire. The Federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

7.	British Airways plc Investment

	On January 21, 1993, USAir Group and BA entered into an investment agreement (the "Investment Agreement") under which a wholly-owned subsidiary of BA purchased certain series of redeem-able convertible preferred stock during 1993 (see Note 8. - Redeemable Preferred Stock and Deferral of Dividends) and BA entered into code sharing and wet lease arrangements with USAir contemplated by the Investment Agreement.

	At December 31, 1995, the preferred stock held by BA con-stituted approximately 21.0% of the total voting interest in the Company. To the extent permitted by foreign ownership restrictions which are applicable by statute regulations or interpretation by regulatory authorities, including the U.S. Department of Transpor-tation ("DOT") ("Foreign Ownership Restrictions"), the preferred stock owned by BA votes on all matters presented to the Company's stockholders for a vote and has voting power equal to the underly-ing shares of Common Stock. Pursuant to the Investment Agreement, on January 21, 1993, BA designated three of its officers to serve on the Company's and USAir's boards of directors.

	On March 15, 1993, the DOT issued an order ("DOT Order") stating, among other things, that BA's initial investment of $300 million does not impair USAir's citizenship under current U.S. Foreign Ownership Restrictions. However, the DOT instituted a proceeding to consider whether USAir will remain a U.S. citizen if the transactions and acts contemplated by the Investment Agreement, including the possible sale of Series C Cumulative Convertible Senior Preferred Stock, without par value ("Series C Preferred Stock"), and Series E Cumulative Convertible Exchangeable Preferred Stock, without par value ("Series E Preferred Stock") to BA, are consummated. The DOT has indefinitely suspended the period for comments from interested parties pending its resolution of requests by other airlines for production of additional documents from USAir. The DOT Order states that the DOT expects and advises USAir and BA not to proceed with the closing of the purchase of the Series C Preferred Stock or the Series E Preferred Stock until the DOT has completed its review of USAir's citizenship.

	On March 7, 1994, BA announced it would not make any addition-al investments in the Company until the outcome of measures by the Company to reduce costs and improve financial results was known.
Under the terms of the Investment Agreement, BA was entitled to purchase, on or prior to January 21, 1996, 50,000 shares of Series
C Preferred Stock at a purchase price of $10,000 per share, to be paid by BA's surrender of the Series F Preferred Stock and payment of $200 million. BA did not exercise this option. The Investment Agreement provides that, on or prior to January 21, 1998, assuming that BA had purchased (or was purchasing simultaneously in accor-dance with the terms of the Investment Agreement) Series C
Preferred Stock, BA would have the option to purchase 25,000 shares of Series E Preferred Stock, at a purchase price of $10,000 per share. Because BA did not elect prior to January 21, 1996, to purchase the Series C Preferred Stock, BA cannot purchase the Series E Preferred Stock, except that if the DOT approves all the transactions and acts contemplated by the Investment Agreement, at the election of either BA or the Company on or prior to January 21, 1998, BA's purchase of the Series C Preferred Stock and Series E Preferred Stock must be consummated under certain circumstances. Because BA did not elect to purchase the Series C Preferred Stock by January 21, 1996, the Company may at its option redeem, in whole or in part, Series F Preferred Stock and a like percentage of Series T Preferred Stock (both held by BA) at the higher of market value or the price of $10,000 per share, plus accrued dividends.
Under Delaware law, the Company may be subject to certain legal prohibitions on its ability to repurchase or redeem its own shares of capital stock for cash or other property. The Company cannot predict the outcome of the proceedings, if further transactions contemplated under the Investment Agreement, including the sale of Series C and Series E Preferred Stock to BA, will be consummated, or whether or when the Company will repurchase or redeem its own shares of capital stock.

	The sale of additional preferred stock to BA on June 10, 1993 (see Note 8.(c) below) did not result in BA's ownership of voting stock in the Company exceeding applicable Foreign Ownership
Restrictions and therefore does not affect the Company's U.S.
citizenship under those restrictions.

	See also Notes 8.(b), 8.(c) and 8.(d).

8.	Redeemable Preferred Stock and Deferral of Dividends

	(a)  Series A Preferred Stock

	At December 31, 1995, the Company had 358,000 shares of its 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), without par value, outstanding which were convertible into 9,239,944 shares of the Company's Common Stock at a conversion price of approximately $38.74 per share. The Series A Preferred Stock ranks pari passu with the Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock"), without par value, the Series T-1 Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T-1 Preferred Stock"), without par value, the Series T-2 Cumulative Convertible Exchange-able Senior Preferred Stock ("Series T-2 Preferred Stock"), without par value (the Series T-1 and Series T-2 Preferred Stock are collectively referred to as the "Series T Preferred Stock"), and senior to the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), without par value, Junior Participat-ing Preferred Stock, Series D ("Series D Preferred Stock"), without par value, and the Common Stock, with respect to dividend payments and the distribution of assets. At December 31, 1995, the Series A Preferred Stock is entitled to approximately 25.8099 votes per share, or a total of 9,239,944 votes, and votes together with the Series F Preferred Stock, the Series T Preferred Stock and the Common Stock, on all matters submitted to a vote of stockholders of the Company.

	The Series A Preferred Stock is mandatorily redeemable on August 7, 1999 at $1,000 per share, plus accrued dividends. The Company has the right to redeem the stock at a 10% premium until that time. The agreement relating to the sale of the Series A Preferred Stock imposes certain restrictions on the purchaser's ability to increase its ownership of, and to transfer, its stock in USAir Group. The Series A Preferred Stock is owned by affiliates of Berkshire Hathaway Inc. ("Berkshire"). There have been no changes in the balance sheet value of the Series A Preferred Stock since its issuance in 1989.

	The Company has deferred quarterly dividend payments on all outstanding series of preferred stock beginning with payments due September 30, 1994. The annual dividends on the Series A Preferred Stock amount to approximately $33.1 million. So long as preferred dividends are deferred, the Series A Preferred Stock will continue to cumulate dividends at its stated dividend rate of 9.25% plus additional dividends (interest) on the balance of the deferred dividends at the higher of the stated dividend rate or the prime rate plus five percentage points. Accordingly, the redemption value of the Series A Preferred Stock at December 31, 1995 is $412.1 million (the face amount of the issuance of $358.0 million plus unpaid dividends and interest of $54.1 million).

	Under the terms of the Series A Preferred Stock, Berkshire has the exclusive right to elect two additional directors to the Company's board of directors after a scheduled dividend payment has not been paid for thirty days. Berkshire has informed the Company that it does not intend to exercise this right at this time.
Further, Berkshire's Chairman Warren E. Buffet and Vice Chairman Charles T. Munger did not stand for re-election to the Company's and USAir's boards of directors in 1995.

	See further discussion of deferred dividends in Note 8.(d).

	(b)  Series F Preferred Stock

	 At December 31, 1995, the Company had outstanding 30,000 shares of its 7% Series F Preferred Stock which was convertible into 15,458,851 shares of the Company's Common Stock at a conver-sion price of approximately $19.41 per share. The Series F Preferred Stock ranks pari passu with the Series A Preferred Stock and Series T Preferred Stock and senior to the Series B Preferred Stock, Series D Preferred Stock, and the Common Stock, with respect to dividend payments and the distribution of assets. At Decem-ber 31, 1995, each share of Series F Preferred Stock was entitled to 515.295 votes per share to the extent permitted by the existing Foreign Ownership Restrictions and votes with the Company's Series A Preferred Stock, the Series T Preferred Stock and the Company's Common Stock as a single class. Under Foreign Ownership Restric-tions, no more than 25% of the Company's voting interest may be held by persons other than U.S. citizens. In accordance with the terms of any preferred stock held by BA, conversion rights and voting rights may not be exercised to the extent that doing so would result in a loss of the Company's or any of its airline subsidiaries' operating certificates and authorities under Foreign Ownership Restrictions, and it is assumed for this purpose that Series F Preferred Stock will be fully converted before any other preferred stock held by BA.

	The Series F Preferred Stock is convertible at any time on or after January 21, 1997 to the extent that such conversion would not violate U.S. Foreign Ownership Restrictions. Series F Preferred Stock may be converted at the option of the Company at any time after January 21, 1998 if the average composite closing market price of Common Stock during any 30-day calendar period is at least 133% of the conversion price. The Series F Preferred Stock is mandatorily redeemable on January 21, 2008 at $10,000 per share, plus accrued dividends. The deadline for BA's election to purchase the Series C Preferred Stock and therefore, to elect to make any further investment in the Company pursuant to the investment agreement, was January 21, 1996. BA declined to make any further investment on or before January 21, 1996. Because BA declined to exercise its right to purchase the Series C Preferred Stock before this date, the Company may at its option redeem, in whole or in part, the Series F Preferred Stock and a like percentage of Series
T Preferred Stock at the higher of market value or the price of $10,000 per share, plus accrued dividends. There have been no changes in the balance sheet value of the Series F Preferred Stock since its issuance in 1993.

	The Company deferred quarterly dividend payments on all outstanding series of preferred stock beginning with payments due September 30, 1994. The annual dividends on the Series F Preferred Stock amount to approximately $21.0 million. So long as preferred dividends are deferred, the Series F Preferred Stock will continue to cumulate dividends at its stated dividend rate of 7.0% plus additional dividends (interest) on the balance of the deferred dividends at the stated dividend rate. Accordingly, the redemption value of the Series F Preferred Stock at December 31, 1995 was $329.1 million (the face amount of the issuance of $300.0 million plus unpaid dividends and interest of $29.1 million).

	See Note 7. for additional information related to BA's investment in USAir Group and Note 8.(d) for further discussion of deferred dividends.

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

	At December 31, 1995, the Company had two series of the Series T Preferred Stock outstanding. On June 10, 1993, BA exercised its preemptive purchase right by purchasing 9,919.8 shares of Series T-2 Preferred Stock for approximately $99.2 million and exercised its optional purchase right by purchasing
152.1 shares of a series of Series T-1 Preferred Stock for approxi-mately $1.5 million. BA's preemptive right was triggered by the issuance of Common Stock, as described in Note 9. - Stockholders' Equity, and BA's optional purchase rights were triggered by the

 Company's issuance of additional shares of Common Stock through the exercise of options under various employee stock option plans and through the sale of shares to certain defined contribution plans during the period from January 21, 1993 to March 31, 1993. BA has advised the Company that it will not exercise its optional purchase rights to buy additional series of Series T-1 Preferred Stock triggered by the Company's issuance of Common Stock pursuant to certain employee benefit plans and the exercise of options and grant of restricted Common Stock under various employee stock option and incentive plans that have occurred between March 31, 1993 and December 31, 1995.

	There have been no changes in the balance sheet value of the Series T-1 Preferred Stock and Series T-2 Preferred Stock since their issuance in 1993.

	The terms of both series of the Series T Preferred Stock are substantially similar to those of the Series F Preferred Stock except as noted. Each share of Series T-2 Preferred Stock carries a conversion price of $26.40 and is convertible into approximately
378.7879 shares of Common Stock or Non-Voting Class ET stock. Each share of Series T-1 Preferred Stock has a conversion price of $20.50 and is convertible into approximately 487.8049 shares of Common Stock or Non-Voting Class ET stock. Both series of the Series T Preferred Stock are mandatorily redeemable on June 10,
2008 at $10,000 per share, plus accrued dividends. With respect to the Series T Preferred Stock, dividends are payable quarterly in arrears, at 50 basis points over the three month LIBOR rate. Any shares of the Series T Preferred Stock held by any person other than BA or its subsidiaries may be redeemed for cash at any time at the option of the Company at $10,000 plus accrued dividends plus a redemption premium equal to $700 from the date of issue until the first anniversary thereof and reduced by $46.67 on each anniversary thereafter.

	The Series T Preferred Stock is exchangeable, at the option of the Company, for that principal amount of floating rate convertible subordinated notes of the Company (the "T Notes") equal to the liquidation preference of the shares to be exchanged and bearing interest at the dividend rate. Any accrued dividends on the Series
T Preferred Stock to be exchanged will be treated as accrued interest on the T Notes. Each $10,000 aggregate principal amount of such T Notes will be entitled to a number of votes equal to the number of votes to which each share of Series T Preferred Stock was entitled at the time of its exchange for T Notes, subject to adjustment. If issued, T Notes will have terms otherwise consistent with the terms of the Series T Preferred Stock.

	The Company has deferred quarterly dividend payments on all outstanding series of preferred stock beginning with payments due September 30, 1994. The annual dividends on the Series T Preferred Stock amount to approximately $6.4 million. So long as preferred dividends are deferred, the Series T Preferred Stock will continue to cumulate dividends at its dividend rate of the three-month LIBOR rate plus one-half of a percentage point plus additional dividends (interest) on the balance of the deferred dividends at the dividend rate. Accordingly, the redemption value of the Series T Preferred Stock at December 31, 1995 was $109.6 million (the face amount of the issuance of $100.7 million plus unpaid dividends and interest of $8.9 million).

See Note 7. for additional information related to BA's investment in USAir Group and Note 8.(d) for further discussion of deferred dividends.

	(d)  Deferral of Dividends

	On September 29, 1994, the Company announced that it was deferring the quarterly dividend payment due September 30, 1994 to Berkshire related to the Company's Series A Preferred Stock. The Company also deferred quarterly dividend payments on all its other outstanding series of preferred stock, including the Series F and Series T Preferred Stock owned by BA and the publicly-held Series B Preferred Stock. USAir Group has not paid a dividend on its Common Stock since the second quarter of 1990. As of February 28, 1996, the Company's board of directors had not authorized the resumption of dividends on the Company's preferred stock or Common Stock and there can be no assurance when or if such dividend payments will resume. In addition, the Company, organized under the Laws of the State of Delaware, may be subject to certain legal prohibitions on its ability to pay dividends on or repurchase or redeem its own shares of capital stock for cash or other property.

	At December 31, 1995, the Company believes that it was legally prohibited from paying dividends on or repurchasing or redeeming its capital stock due to the provisions of Section 170 of the Delaware General Corporation Law ("Delaware Law"), which require a company to maintain a capital surplus in order to pay dividends on or repurchase or redeem its capital stock. In addition, as of December 31, 1995, the Company does not believe that it can comply with certain provisions of Delaware Law which permit a company with a capital deficit to pay dividends on its capital stock under special circumstances. In order for the Company to return to a capital surplus position it must realize substantial profits or increase its equity through other measures such as the sale of additional common or preferred stock.

	So long as preferred dividends are deferred, the Series A, Series F, Series T and Series B Preferred Stock will each cumulate dividends at their stated rate. In addition, the Series A, Series F and Series T Preferred Stock cumulate additional dividends (interest) on the balance of deferred dividends. See Notes 8.(a), 8.(b) and 8.(c).

	Under the terms of the Series A Preferred Stock, Berkshire has the exclusive right to elect two additional directors to the Company's board of directors after a scheduled dividend payment has not been paid for thirty days. Berkshire has informed the Company that it does not intend to exercise this right at this time. Berkshire's Chairman Warren E. Buffet and Vice Chairman Charles T. Munger served as directors on the Company's and USAir's boards of directors until November 1995. They did not stand for re-election as Directors in November 1995. Under the terms of the Series B Preferred Stock, the holders of that security have the exclusive right to elect two additional directors to the Company's board of directors if six quarterly dividends were not paid. That right became effective on February 15, 1996. In March 1996, certain holders of the Series B Preferred Stock informed the Company that they intend to exercise this right. If Berkshire were to exercise its right and the holders of the Series B Preferred Stock were to exercise their right to elect additional directors, BA would have the right to nominate an additional director to the Company's board of directors pursuant to its Investment Agreement with the Company.

9.	Stockholders' Equity

	(a)  Common Stock

	The Company had 150,000,000 authorized shares of Common Stock, par value $1, at December 31, 1995 and 1994. If BA purchases the Series C Preferred Stock (see Note 7. - British Airways plc Investment), the number of authorized shares of various classes of Common Stock will increase to 300,000,000. BA has indicated, however, that it will not make any additional investments in the Company under current circumstances. At December 31, 1995, approximately 49,423,000 shares were reserved for issuance upon the conversion of preferred stock and for offerings under employee stock purchase, stock option, stock incentive and retirement plans. The Company has deferred the dividend payments on all series of its preferred stock and has not paid dividends on its Common Stock since the second quarter of 1990. There can be no assurance when or if dividend payments will resume. See discussion of deferred dividends above in Note 8.(d).

	(b)  Preferred Stock and Senior Preferred Stock

	At December 31, 1995, the Company had 5,000,000 authorized shares of preferred stock, without nominal or par value, of which 358,000 shares were issued as Series A Preferred Stock, approxi-mately 43,000 shares were issued as Series B Preferred Stock and 1,035,000 shares were reserved as Series D Preferred Stock. Also, at December 31, 1995, the Company had 3,000,000 authorized shares of Senior Preferred Stock, without nominal or par value, of which 30,000 shares were issued as Series F Preferred Stock and approxi-mately 10,000 shares were issued as Series T Preferred Stock.

	The Company has deferred dividends on all its preferred stock. There can be no assurance when or if preferred dividend payments will resume. See discussion of deferred dividends above in Note
8.(d).

	(c)  Series B Preferred Stock

	At December 31, 1995, the Company had 4,263,050 Depositary Shares, representing 42,630.5 shares of its $437.50 Series B Preferred Stock outstanding. Each Depositary Share represents 1/100 of a share of the Series B Preferred Stock. The Series B Preferred Stock is convertible at any time, at the option of the holder, at the rate of 249.25 shares of Common Stock of the Company per preferred share, or 2.4925 shares of Common Stock per Deposi-tary Share. The Series B Preferred Stock ranks junior to the Company's Series A Preferred Stock, the Series F Preferred Stock and the Series T Preferred Stock and senior to the Series D Preferred Stock and the Common Stock with respect to dividend payments and the distribution of assets, whether upon liquidation or otherwise. Except under certain circumstances, the holders of Series B Preferred Stock have no voting rights.

	The Series B Preferred Stock is redeemable, at the option of the Company and with consent of the holders of Series F Preferred Stock, (i) in whole but not in part, only in certain circumstances, for so long as any shares of Series A Preferred Stock are outstand-ing; and (ii) in whole or in part if no shares of Series A
Preferred Stock are outstanding, in each case at a redemption price currently equal to approximately $52.63 per 1/100 of a Depositary Share and thereafter at prices declining to $50.00 per 1/100 of a Depositary Share (equivalent to $5,000 per share of Series B Preferred Stock) on or after May 15, 2001, plus dividends accrued and accumulated but unpaid to the redemption date.

	The Company has deferred quarterly dividend payments on all outstanding series of preferred stock beginning with payments due September 30, 1994. The annual dividends on the Series B Preferred Stock amount to approximately $18.7 million. So long as preferred dividends are deferred, the Series B Preferred Stock will continue to cumulate dividends at its stated dividend rate of 8.75% but is not subject to additional dividends (interest) on the balance of the deferred dividends. Accordingly, the liquidation preference of the Series B Preferred Stock at December 31, 1995 is $238.8 million (the face amount of the issuance of $213.2 million plus unpaid dividends of $25.6 million). Under the terms of the Series B Preferred Stock, the holders of that security have the exclusive right to elect two additional directors to the board of directors of the Company if six quarterly dividend payments are not paid. That right became effective on February 15, 1996. Certain holders of the Series B Preferred Stock have informed the Company that they would be pursuing this right.

	As of February 28, 1996, the Company's board of directors had not authorized the resumption of any dividends on the Company's preferred stock and there can be no assurance when or if dividend payments will resume. Under Delaware law, the Company may be subject to certain legal prohibitions on its ability to repurchase or redeem its own shares of capital stock for cash or other property. See further discussion of deferred dividends above in
Note 8.(d).

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

	(e)  Treasury Stock

	In 1989, the Company's board of directors authorized the repurchase from time to time of up to 9.4 million shares of its Common Stock in open market transactions. In 1989, approximately
2.1 million shares were repurchased in addition to 635,000 that it held in treasury prior to that time. The Company sold approximate ly 1,864,000 and 500,000 treasury shares during 1994 and 1993, respectively, and had expended its treasury stock balance prior to December 31, 1994. The Company has not repurchased shares of its Common Stock since 1989 and may be subject to certain legal prohibitions on its ability to repurchase its Common Stock under Delaware law.

	(f)  Employee Stock Option and Purchase Plans

	At December 31, 1995, approximately 5.0 million shares of Common Stock were reserved for the possible exercise of options under the 1992 Stock Option Plan ("1992 Plan"). Under the 1992 Plan, employees whose pay was reduced, generally during a 12 month period in 1992 and 1993, received options to purchase 50 shares of Common Stock at a price of $15 per share for each $1,000 of salary reduction. Participating employees have five years from the grant date to exercise such options. All outstanding options under the 1992 plan were fully vested at December 31, 1995.

	 At December 31, 1995, 4.4 million shares of Common Stock were reserved for the granting of stock options or restricted stock under the Company's 1984 Stock Option and Stock Appreciation Rights ("SARs") Plan and 1988 Stock Incentive Plan. These plans provide that options may be granted as either nonqualified or incentive stock options. Options awarded under the two plans prior to 1992, except for those that reverted, have vested. Options awarded during 1993, 1994 and 1995 become exercisable generally within three years from date of grant. Optionees may also receive SARs which permit them to receive, in lieu of the right to exercise the stock option, an amount equivalent to the difference between the stock option price and the fair market value of the Common Stock on the date of exercising the right. This amount may be paid in stock, in cash, or in any combination of the two. Also, restricted stock award grants for 934,600 shares and 15,800 shares were outstanding at December 31, 1995 and 1994, respectively. Deferred compensation related to the restricted stock, which vests over periods of up to three years, amounted to approximately $11.6 million and $16 thousand as of December 31, 1995 and 1994, respectively.

	As of December 31, 1995, options to acquire approximately 8.5 million shares under all three plans, including 48,600 options with tandem SARs, were outstanding at a weighted average exercise price of $17.52. The exercise prices for these options range from $4.25 to $46.38. Of those outstanding, approximately 8.1 million options were exercisable at December 31, 1995. Options were exercised to purchase 42,775 shares and 5,000 shares of Common Stock at average exercise prices of $9.82 and $9.63 during 1995 and 1994, respec-tively.

	In October 1995, the Financial Accounting Standards Board adopted Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). This statement establishes the fair value based method of accounting for stock-based compensation. The Company has elected to continue using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by FAS 123.

	(g)  Adjustment for Minimum Pension Liability

	The provisions of Statement of Accounting Standards No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recognized by the Company as a long-term liability with an offsetting intangible asset (see Note 1.(e)). Because the intangible asset recognized may not exceed the amount of unrecog-nized prior service cost on an individual plan basis, the balance is reported as a separate reduction of Stockholders' Equity (Deficit) at December 31, 1995 and 1994. See also Note 11.(a).

10.	Employee Stock Ownership Plan

	In August 1989, USAir established an Employee Stock Ownership Plan ("ESOP"). USAir Group sold 2,200,000 shares of its Common
Stock to an Employee Stock Ownership Trust (the "Trust") to hold on behalf of USAir's employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. USAir provided financing to the Trust in the form of a 9 3/4% loan for $111.4 million for its purchase of shares and USAir contributed an additional $2.2 million to the Trust. USAir makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since the Company did not pay dividends on any shares held by the Trust for the years ended December 31, 1995, 1994 and 1993, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If USAir's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated.
Annual contributions made by USAir, and therefore loan repayments made by the Trust, were $11.4 million in each of 1995, 1994 and 1993. The interest portion of these contributions was $10.4 million in 1995, $10.5 million in 1994 and $10.5 million in 1993. Approximately 510,000 shares of Common Stock have been released or committed to be released as of December 31, 1995. USAir recognized approximately $4 million of compensation expense related to the ESOP in each of 1995, 1994 and 1993 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $87 million, $91 million and $95 million at December 31, 1995, 1994 and 1993, respectively. All shares of Common Stock sold to the Trust are considered issued and outstanding for computing the weighted average common shares outstanding for the income (loss) per common share calculation.

	See also Note 9.(f) regarding the Company's accounting treatment for stock-based compensation.

11.	Employee Benefit Plans

	(a)  Pension Plans

	The Company's subsidiaries have several pension plans in effect covering substantially all employees. One qualified defined benefit plan covers USAir maintenance employees and provides benefits of specified amounts based on periods of service. Qualified defined benefit plans for substantially all other employees provide benefits based on years of service and compensa-tion. The qualified defined benefit plans are funded, on a current basis, to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

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

	The funded status of the qualified defined benefit plans at December 31, 1995 and 1994 was as follows:

                                  1995               1994
                              Plans in Which     Plans in Which
                             ----------------- -----------------
                               Plan   Accumu-    Plan   Accumu-
                              Assets   lated    Assets   lated
                              Exceed  Benefits  Exceed  Benefits
                              Accumu-  Exceed   Accumu-  Exceed
                              lated     Plan    lated     Plan
                             Benefits  Assets  Benefits  Assets
                             --------  ------  --------  ------
                                        (in millions)

Fair value of plan assets     $1,009   $1,419   $1,703   $  183

(table continued on next page)

Actuarial present value of:
  Vested benefit obligation      940    1,603    1,521      242
  Nonvested benefit obliga-
    tion                          30       22       28       17
                               -----    -----    -----    -----
    Accumulated benefits
      based on salaries to
      date                       970    1,625    1,549      259
    Additional benefits
      based on estimated
      future salary levels       143      598      477        -
                               -----    -----    -----    -----
      Projected benefit
        obligation             1,113    2,223    2,026      259
                               -----    -----    -----    -----
Projected benefit obligation
   in excess of fair value
   of plan assets               (104)    (804)    (323)     (76)

Unrecognized net transition
   asset                          (2)     (34)     (29)     (12)

Unrecognized prior service
   cost                            2       66      (14)      69
Unrecognized net loss            317      571      358       15
                               -----    -----    -----    -----
  Pension (liability) prepaid
    before adjustment            213     (201)      (8)      (4)

Adjustment to recognize
  minimum liability*               -     (149)       -      (72)
                               -----    -----    -----    -----
  Pension (liability) prepaid
    as adjusted and recognized
    in consolidated balance
    sheets                    $  213   $ (350)  $   (8)  $  (76)
                               =====    =====    =====    ======
* See Note 9.(g)

	The weighted average discount rate used to determine the actuarial present value of the projected benefit obligation was 7.25% and 9.00% as of December 31, 1995 and 1994, respectively. The expected long-term rate of return on plan assets used in 1995 was 9.0% to 9.5% and 9.5% in 1994. Rates of 3% to 6% were used to estimate future salary levels. As of December 31, 1995, plan assets consisted of approximately 7% in cash equivalents and short-term debt investments, 26% in equity investments, and 67% in fixed income and other investments. As of December 31, 1994, plan assets consisted of approximately 10% in cash equivalents and short-term debt investments, 27% in equity investments, and 63% in fixed income and other investments. Plan assets as of December 31, 1995 included 205 shares of USAir Group Common Stock. Plan assets as of December 31, 1994 did not include shares of USAir Group Common Stock.

	The following items are the components of the net periodic pension cost for the qualified defined benefit plans:

                                   1995        1994         1993
                                   ----        ----         ----
                                          (in millions)
Service cost (benefits
  earned during the period)       $  94       $ 127        $  93
Interest cost on projected
  benefit obligation                218         217          189
Actual return on plan assets       (541)         48         (226)
Net amortization and deferral       371        (254)          40
                                   ----        ----         ----
Net periodic pension cost         $ 142       $ 138        $  96
                                   ====        ====         ====

	Net pension cost for 1993 presented above excludes a settle-ment charge of approximately $33.9 million, related to "early-out" incentive programs offered to a limited number of USAir employees during the years. No such charges were incurred in 1995 or 1994.

	Non-qualified supplemental pension plans are established for certain employee groups, which provide incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plans if it were not for limitations imposed by Federal income tax regulations.

	The following table sets forth the non-qualified plans' status at December 31, 1995 and 1994:

                                             1995          1994
                                             ----          ----
                                               (in millions)

Fair value of plan assets                   $    -        $    -
Actuarial present value of:
  Vested benefit obligation                     33            32
  Nonvested benefit obligation                   2             2
                                             -----         -----
    Accumulated benefit obligation
      based on salaries to date                 35            34
    Additional benefits based on
      estimated future salary levels             2             2
                                              ----          ----
   Projected benefit obligation                 37            36
                                              ----          ----
Projected benefit obligation in excess
   of fair value of plan assets                (37)          (36)




(table continued on next page)

Unrecognized net transition asset                -             -
Unrecognized prior service cost                  3             1
Unrecognized net loss                            9             3
                                              ----          ----
Pension (liability) prepaid before
   adjustment                                  (25)          (32)
Adjustment to recognize minimum liability*     (11)           (5)
                                              ----          ----
Unfunded accrued supplementary costs
  as adjusted and recognized in
  consolidated balance sheets                $ (36)        $ (37)
                                              ====          ====
* See Note 9.(g)

	Net periodic supplementary pension cost for the non-qualified supplemental pension plans included the following components:

                                        1995      1994     1993
                                        ----      ----     ----
                                             (in millions)
Service cost (benefits
  earned during the period)            $   -     $   -     $   -
Interest cost on projected
  benefit obligation                       2         3         2
Actual return on plan assets               -         -         -
Net amortization and deferral             (1)       21        12
                                         ---       ---       ---
Net periodic supplementary
  pension cost                          $  1      $ 24      $ 14
                                         ===       ===       ===

	The discount rate used to determine the actuarial present value of the projected benefit obligation was 7.25% and 9.00% as of December 31, 1995 and 1994, respectively. Rates of 3% to 5% were used to estimate future salary levels.

	In addition to the qualified and non-qualified defined benefit plans described above, USAir also contributes to certain defined contribution plans. Company contributions are based on a formula which considers the age and pre-tax earnings of each employee and the amount of employee contributions. In addition, certain qualified defined contribution plans contain a component for profit sharing contributions if USAir Group achieves certain pre-tax margin levels. The Company's expense related to the defined contribution plans, excluding expense for the ESOP plan, was $64 million, $43 million and $42 million for 1995, 1994 and 1993, respectively. The 1995 contribution expense reflects a new employer match contribution for certain collective bargaining groups. The Company made no contributions to its defined contribu-tion plans related to profit sharing in 1995, 1994 and 1993 since the Company did not achieve the prescribed pre-tax margin level.

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
The plans for postretirement medical and death benefits are funded on the pay-as-you-go basis.

	The following table sets forth the financial status of the plans as of December 31, 1995 and 1994:
                                                 1995       1994
                                                 ----       ----
                                                  (in millions)
Accumulated Postretirement Benefit
 Obligation (APBO):
   Retirees                                    $  338      $ 245
   Fully eligible active plan participants        176        144
   Other plan participants                        482        306
                                                -----       ----
     Total APBO                                   996        695

   Unrecognized prior service credit              155        167
   Unrecognized net gain (loss)                  (112)       123
                                                -----       ----
Accrued postretirement benefit cost            $1,039      $ 985
                                                =====       ====

	The components of net periodic postretirement benefit cost are as follows:
                                            1995    1994    1993
                                            ----    ----    ----
                                               (in millions)
Service cost (benefits attributed to
  employee service during the period)       $ 29    $ 36    $ 31
Interest cost on APBO                         65      60      56
Net amortization and deferral                (15)    (12)    (12)
                                             ---     ---     ---
  Net periodic postretirement
    benefit cost                            $ 79    $ 84    $ 75
                                             ===     ===     ===

	The postretirement benefit expense for 1993 presented above excludes a charge of approximately $15.5 million related to "early-out" programs offered to a limited number of employees during the year. No such charges were incurred in 1995 or 1994.

	The discount rate used to determine the APBO was 7.25%, 9.00% and 7.75% at December 31, 1995, 1994 and 1993, respectively. The average rates of annual compensation increase used to calculate the APBO ranged from 3% to 6% at December 31, 1995, 1994 and 1993. The assumed health care cost trend rate used in measuring the APBO was 8.5% in 1995, declining by 1% per year after 1995 to an ultimate rate of 4.5%. If the assumed health care cost trend rates were increased by one percentage point, the APBO at December 31, 1995 would be increased by 10% and 1995 periodic postretirement benefit costs would increase 13%.

	(c)  Postemployment Benefits

	USAir adopted Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" ("FAS
112"), during 1993. FAS 112 requires the use of an accrual method to recognize postemployment benefits such as disability-related benefits. The cumulative effect at January 1, 1993 of adopting FAS 112 was $43.7 million.

12.	Profit Sharing

	In exchange for temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits conces-sions and the freeze of the defined benefit plan for non-contract employees, certain USAir employees participate in a profit sharing program and have been granted options to purchase USAir Group common stock. The profit sharing program is designed to recompense those USAir employees whose pay had been reduced in an amount equal to (i) two times salary forgone plus (ii) one time salary forgone (subject to a minimum of $1,000) for the freeze of the pension plans for non-contract employees. Until the maximum payout has been made, annual pre-tax profits, as defined in the program, of USAir Group will be distributed to participating employees as follows:
25% of the first $100 million in pre-tax profits; 35% of the next
$100 million in pre-tax profits; and 40% of the pre-tax profits exceeding $200 million.

	The calculation of pre-tax profits under the profit sharing plan excludes FAS 106 charges (approximately $78.6 million for 1995) and certain unusual items. This program will be in effect until affected employees are recompensed for salary and pension benefits foregone. Because USAir Group recorded a pre-tax profit for 1995, USAir recognized charges of approximately $49.7 million under this plan in 1995 (certain amounts have been expensed in prior years even though 1995 was USAir's first profitable year since inception of the plan). Under the terms of the plan, the cash payout for 1995 of approximately $73.7 million was made to employees covered by the provision of this plan in the first quarter of 1996.

	USAir's ESOP and Defined Contribution Retirement Program each have profit sharing components. Under the ESOP, each eligible
USAir employee receives a certain number of USAir Group Common
Stock shares based on each participant's compensation relative to the total compensation of all participants and the number of USAir Group Common Stock shares in the allocation pool. When USAir's return on sales equals or exceeds certain prescribed levels, USAir increases its contribution, which effectively increases the number of USAir Group Common Stock shares in the allocation pool (see Note
10. - Employee Stock Ownership Plan). Under the Defined Contribu-tion Retirement Program, USAir makes additional contributions to a participant's account when USAir Group achieves certain prescribed pre-tax margin levels (see Note 11. - Employee Benefit Plans).
USAir did not make any profit sharing contributions in connection with the profit sharing components of the ESOP or the Defined Contribution Retirement Program in 1995, 1994 or 1993.

13.	Related Party Transactions

	USAir wet leases 767-200ER aircraft, including cockpit and cabin crews, to BA in order to serve three routes between the U.S. and London. The wet lease arrangements are scheduled to end by May 31, 1996 (the first of the three wet lease arrangements ended in December 1995 and a second arrangement ended in February 1996). USAir recognized other operating revenues of approximately $63.6 million, $60.7 million and $17.1 million for the years 1995, 1994, and 1993, respectively, related to the wet lease arrangements. These revenues were offset by an equal amount of other operating expense.

	USAir also has various agreements with BA for ground handling at certain airports, contract training and other services. USAir recognized other operating revenues of approximately $4.9 million, $6.4 million and $2.4 million for the years 1995, 1994 and 1993, respectively, related to the services USAir performed for BA.

	USAir's current receivables from and payables to BA were approximately $11.5 million and $5.3 million, respectively, at December 31, 1995 and $11.0 million and $4.5 million, respectively, at December 31, 1994.

	USAir also had a long-term receivable from BA related to two U.S. to London routes that USAir relinquished at the time of implementation of a code sharing arrangement with BA. The balance of the receivable was approximately $45.4 million and $47.0 million at December 31, 1995 and 1994, respectively. Payments began in December 1995 in conjunction with the termination of the first wet lease arrangement and continue annually for nine years.

	See also Note 7. - British Airways plc Investment and Note 8.
- Redeemable Preferred Stock and Deferral of Dividends.

14.	Selected Quarterly Financial Data (Unaudited)

	The following table presents selected quarterly financial data for 1995 and 1994:
                             First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter
                            -------   -------   -------   -------

                           (in millions except per share amounts)

1995
Operating revenues          $1,763    $1,983    $1,873    $1,855
Operating income (loss)     $  (42)   $  163    $   93    $  108
Net income (loss)           $  (97)   $  113    $   43    $   60
                             =====     =====     =====     =====
Net income (loss)
  applicable to
  common stockholders       $ (117)   $   92    $   22    $   38
Income (loss) per common
  share
    Primary                 $(1.91)   $ 1.47    $  .35    $  .61
    Fully Diluted           $(1.91)   $ 1.11    $  .35    $  .54

1994
Operating revenues          $1,686    $1,880    $1,751    $1,681
Operating income (loss)     $ (140)   $   74    $ (155)   $ (270)
Net income (loss)           $ (197)   $   14    $ (180)   $ (322)
                             =====     =====     =====     =====
Net income (loss)
  applicable to
  common stockholders       $ (216)   $   (6)   $ (200)   $ (342)
Income (loss) per common
  share                     $(3.64)   $ (.09)   $(3.32)   $(5.63)

See Note 16. - Non-Recurring and Unusual Items.

Note:
	Fully Diluted Income (loss) per common share is not presented for any period in 1994 because the calculations were antidilu-tive in each of those periods.

	The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.










(this space intentionally left blank)

15.	Supplemental Balance Sheet Information

	The components of certain accounts in the accompanying balance sheets are as follows:
                                                 December 31,
                                              -----------------
                                              1995         1994
                                              ----         ----
                                                (in thousands)
(a)  Cash and cash equivalents:
       Cash                                 $ 13,539     $ 17,559
       Cash equivalents, at cost which
         approximates market                 868,315      411,979
                                             -------      -------
                                            $881,854     $429,538
                                             =======      =======
(b)  Receivables, net:
       Accounts receivable                  $334,462     $334,010
       Less allowance for doubtful
         accounts                             12,340        9,471
                                            --------     --------
                                            $322,122     $324,539
                                             =======      =======
(c)  Materials and supplies, net:
       Materials and supplies               $412,230     $431,455
       Less allowance for obsolescence       164,086      172,791
                                             -------      -------
                                            $248,144     $258,664
                                             =======      =======
(d)  Accrued expenses:
       Salaries and wages                 $  345,710   $  262,326
       Rents                                 495,611      494,202
       All other                             630,154      573,925
                                           ---------    ---------
                                          $1,471,475   $1,330,453
                                           =========    =========
Note:
	Certain 1994 amounts have been reclassified to conform with 1995 classifications.

16.	Non-Recurring and Unusual Items

	(a)  1995

	In the fourth quarter of 1995, USAir reversed $4.1 million of the $132.8 million non-recurring charge related to its grounded BAe-146 fleet that was recorded in the fourth quarter of 1994 (see
Note 16.(b) below). The reversal reflects the successful re-marketing by USAir of three of these aircraft. USAir will reverse additional amounts related to the 1994 non-recurring charge in future periods dependent upon its success and the terms at which the remaining 15 grounded BAe-146 aircraft are subleased or otherwise disposed.

	(b)  1994

	The Company's results for 1994 include (i) a $132.8 million charge related to USAir's grounded BAe-146 fleet, recorded in the fourth quarter of 1994; (ii) a $54.0 million charge for obsolete inventory and rotables to reflect market value, recorded in the fourth quarter of 1994; (iii) a $50 million addition to Passenger Transportation revenue in the fourth quarter of 1994 to adjust estimates made during the first three quarters of 1994; (iv) a $40.1 million charge primarily related to USAir's decision to cease operations of its remaining Boeing 727-200 aircraft in 1995, recorded in the third quarter of 1994; (v) a $25.9 million charge related to USAir's decision to substantially reduce service between Los Angeles and San Francisco and close its San Francisco crew base, recorded in the third quarter of 1994; (vi) a $28.3 million gain resulting from the sale of certain aircraft and assets to Mesa Air Group, Inc. (formerly Mesa Airlines, Inc.) ("Mesa") and the accounting treatment of the hull insurance recovery on the aircraft lost in the September accident, recorded in the third quarter of 1994; and (vii) a $1.7 million charge related to the sale of assets to Mesa, recorded in the third quarter of 1994.

	(c)  1993

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
		USAir, Inc.




                  Independent Auditors' Report



The Stockholder and Board of Directors
USAir, Inc.:

We have audited the consolidated balance sheets of USAir, Inc. and subsidiary ("USAir") as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity (deficit) for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of USAir's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USAir, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 1993, USAir changed its method of accounting for postemployment benefits.



                                            KPMG Peat Marwick LLP

Washington, D. C.
February 28, 1996

USAir, Inc.
Consolidated Statements of Operations
Years Ended December 31,                                                              (in thousands)
====================================================================================================

                                                          1995             1994             1993
                                                          ----             ----             ----
Operating Revenues
  Passenger transportation                             $6,267,762       $5,922,223      $ 6,081,788
  Cargo and freight                                       153,651          160,364          170,500
  Other                                                   563,463          496,006          370,760
                                                        ---------        ---------       ----------
    Total operating revenues                            6,984,876        6,578,593        6,623,048

Operating Expenses
  Personnel costs                                       2,751,437        2,753,269        2,698,039
  Aviation fuel                                           605,027          642,305          677,859
  Commissions                                             527,058          549,192          559,793
  Aircraft rent                                           398,063          521,395          431,616
  Other rent and landing fees                             388,866          422,190          431,591
  Aircraft maintenance                                    295,594          335,791          308,890
  Depreciation and amortization                           337,066          387,211          325,214
  Other, net                                            1,447,114        1,484,212        1,339,152
                                                        ---------        ---------       ----------
    Total operating expenses                            6,750,225        7,095,565        6,772,154
                                                        ---------        ---------       ----------
    Operating income (loss)                               234,651         (516,972)        (149,106)

Other Income (Expense)
  Interest income                                          51,122           28,044           24,794
  Interest expense                                       (301,923)        (285,846)        (238,628)
  Interest capitalized                                      8,781           13,760           17,754
  Other, net                                               44,767           44,831          (29,862)
                                                        ---------        ---------       ----------
    Other income (expense), net                          (197,253)        (199,211)        (225,942)
                                                        ---------        ---------       ----------
Income (loss) before taxes and cumulative
   effect of accounting changes                            37,398         (716,183)        (375,048)

Income tax provision (credit)                               4,408                -                -
                                                         ---------        ---------       ----------
Income (loss) before cumulative effect
   of accounting changes                                   32,990         (716,183)        (375,048)

Cumulative effect of change in method of
  accounting for postemployment benefits
  in 1993                                                       -                -          (43,749)
                                                        ---------        ---------        ----------
    Net income (loss)                                  $   32,990       $ (716,183)      $ (418,797)
                                                        =========        =========       ==========

See accompanying Notes to consolidated financial statements.


USAir, Inc.
Consolidated Balance Sheets
December 31,                                          (dollars in thousands except per share amount)
====================================================================================================
                                                                       1995                 1994
                                                                       ----                 ----
                  ASSETS
Current Assets
  Cash and cash equivalents                                         $  879,613          $   428,925
  Short-term investments                                                19,831               22,133
  Receivables, net                                                     321,755              326,012
  Materials and supplies, net                                          222,245              238,481
  Prepaid expenses and other                                            97,922               77,111
                                                                     ---------           ----------
    Total current assets                                             1,541,366            1,092,662
Property and Equipment
  Flight equipment                                                   5,021,520            4,914,776
  Ground property and equipment                                      1,052,706            1,040,329
  Less accumulated depreciation and amortization                    (2,222,814)          (2,006,041)
                                                                     ---------            ---------
                                                                     3,851,412            3,949,064
    Purchase deposits                                                   17,026              195,701
                                                                     ---------            ---------
    Property and equipment, net                                      3,868,438            4,144,765
Other Assets
  Goodwill, net                                                        510,562              526,615
  Other intangibles, net                                               312,539              319,229
  Other assets, net                                                    590,622              592,689
                                                                     ---------            ---------
    Total other assets                                               1,413,723            1,438,533
                                                                     ---------            ---------
                                                                    $6,823,527           $6,675,960
                                                                     =========            =========
        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt                              $   77,496           $   80,714
  Accounts payable                                                     325,079              263,243
  Payable to parent company                                            100,344               85,175
  Traffic balances payable and unused tickets                          638,019              591,154
  Accrued expenses                                                   1,435,194            1,297,574
                                                                     ---------            ---------
    Total current liabilities                                        2,576,132            2,317,860
Long-Term Debt, Net of Current Maturities
  Long-term debt                                                     2,674,376            2,849,488
  Note payable - parent company                                         67,556                    -
                                                                     ---------            ---------
    Total long-term debt, net of current maturities                  2,741,932            2,849,488
Deferred Credits and Other Liabilities
  Deferred gains, net                                                  382,995              409,091
  Postretirement benefits other than pensions, non-current           1,015,373              958,706
  Non-current employee benefit liabilities and other                   418,268              414,000
                                                                     ---------            ---------
    Total deferred credits and other liabilities                     1,816,636            1,781,797

Stockholder's Equity (Deficit)
Common stock, par value $1 per share, authorized
    1,000 shares, issued and outstanding 1,000 shares                        1                    1
  Paid-in capital                                                    2,416,131            2,416,131
  Retained earnings (deficit)                                       (2,649,310)          (2,682,300)
  Adjustment for minimum pension liability                             (77,995)              (7,017)
                                                                     ---------            ---------
    Total stockholder's equity (deficit)                              (311,173)            (273,185)
                                                                     ---------            ---------
                                                                    $6,823,527           $6,675,960
                                                                     =========            =========
See accompanying Notes to consolidated financial statements.


USAir, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,                                                             (in thousands)
===================================================================================================
                                                                 1995         1994           1993
                                                                 ----         ----           ----
Cash and cash equivalents beginning of year                   $ 428,925      $ 367,835    $ 295,432
Cash flows from operating activities
  Net income (loss)                                              32,990       (716,183)    (418,797)
  Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
    Depreciation and amortization                               337,066        387,211      325,214
    Loss (gain) on disposition of property                      (16,654)       (16,671)      10,405
    Amortization of deferred gains and credits                  (26,411)       (26,382)     (26,439)
    Other                                                        (2,787)        (8,080)      26,052
    Changes in certain assets and liabilities
      Decrease (increase) in receivables                          4,257        127,902      (59,916)
      Decrease (increase) in materials, supplies,
       prepaid expenses and intangible pension assets           (68,415)        70,750       32,069
      Increase (decrease) in traffic balances payable
       and unused tickets                                        46,865        (68,452)      37,178
      Increase (decrease) in accounts payable and
       accrued expenses                                         214,707        326,855       80,838
      Increase (decrease) in postretirement benefits
       other than pensions, non-current                          56,667         51,613       65,833
                                                               --------       --------     --------
       Net cash provided by (used for) operating activities     578,285        128,563       72,437
Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net              (61,689)       (46,022)    (125,981)
  Additions to other property                                   (80,644)      (128,874)    (150,793)
  Proceeds from disposition of property                         219,762         55,540      176,019
  Change in short-term investments                                2,430        (21,994)           -
  Change in restricted cash and investments                      71,980          2,578      (14,221)
  Other                                                          (1,134)         1,110       (4,378)
                                                               --------        --------     --------
       Net cash provided by (used for) investing
          activities                                            150,705       (137,662)    (119,354)
Cash flows from financing activities
  Issuance of debt                                                    -        172,156      329,556
  Reduction of debt                                            (278,302)      (101,967)    (210,236)
                                                               --------       --------     --------
       Net cash provided by (used for) financing
          activities                                           (278,302)        70,189      119,320
                                                               --------       --------     --------
Net increase (decrease) in cash and cash equivalents            450,688         61,090       72,403
                                                               --------       --------     --------
Cash and cash equivalents end of year                         $ 879,613      $ 428,925    $ 367,835
                                                               ========       ========     ========
Noncash investing and financing activities
  Issuance of debt for aircraft acquisitions, net             $ 169,725      $ 224,614    $ 343,188
  Issuance of parent company debt for aircraft acquisitions   $  68,640      $       -    $  76,094
  Issuance of debt for other property acquisitions            $       -      $       -    $     669
  Reduction of debt-aircraft purchase deposits                $  70,837      $       -    $       -
  Reduction of debt-aircraft related                          $       -      $       -    $  47,685
  Reduction of parent company debt applied to inter-
    company receivable                                        $       -      $       -    $  79,539
  Aircraft acquisitions-transfer from affiliated company      $       -      $   3,569    $  70,700
  Other property acquisitions-transfer from affiliated
    company                                                   $       -      $   7,925    $       -
  Aircraft dispositions - transfer to affiliated company      $       -      $  81,913    $       -

Supplemental Information
  Cash paid during the year for interest, net of amounts
    capitalized                                               $ 290,560      $ 254,199    $ 221,811
                                                               ========       ========     ========
  Cash received during the year for income tax refunds,
    net of taxes paid                                         $  (6,329)     $       -    $       -
                                                               ========       ========     ========
See accompanying Notes to consolidated financial statements.


USAir, Inc.
Consolidated Statements of Changes in Stockholder's Equity (Deficit)
Three Years Ended December 31, 1995                                                   (in thousands)
====================================================================================================
                                                                          Adjustment
                                                                             For
                                                           Retained        Minimum
                               Common      Paid-In         Earnings        Pension
                                Stock       Capital        (Deficit)      Liability         Total
                               ------      --------        ---------     ----------        -------
Balance December 31, 1992      $   1      $2,416,131     $(1,547,320)     $ (6,820)      $ 861,992

Net income (loss)                  -               -        (418,797)            -        (418,797)

Adjustment for minimum
  pension liability                -               -               -       (35,144)        (35,144)
                                 ---       ---------      ----------       -------         -------

Balance December 31, 1993          1       2,416,131      (1,966,117)      (41,964)        408,051

Net income (loss)                  -               -        (716,183)            -        (716,183)

Adjustment for minimum
  pension liability                -               -               -        34,947          34,947
                                 ---       ---------      ----------       -------         -------

Balance December 31, 1994          1       2,416,131      (2,682,300)       (7,017)       (273,185)

Net income (loss)                  -               -          32,990             -          32,990

Adjustment for minimum
  pension liability                -               -               -       (70,978)        (70,978)
                                 ---       ---------      ----------       -------         -------

Balance December 31, 1995       $  1      $2,416,131     $(2,649,310)     $(77,995)      $(311,173)
                                 ===       =========       =========        ======         =======








See accompanying Notes to consolidated financial statements.

                           USAir, Inc.
           Notes to Consolidated Financial Statements





1.	Summary of Significant Accounting Policies

	(a)  Basis of Presentation and Nature of Operations

	The accompanying consolidated financial statements include the accounts of USAir, Inc. ("USAir") and its wholly-owned subsidiary
USAM Corp. ("USAM").  USAir is a wholly-owned subsidiary of USAir
Group, Inc. ("USAir Group" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

	USAir is a major United States air carrier whose primary business is transporting passengers, property and mail. USAir operates predominantly in the eastern United States with primary hubs at the major airports in Pittsburgh, Pennsylvania, Charlotte, North Carolina, Philadelphia, Pennsylvania and at Baltimore/- Washington International Airport. USAir also maintains significant operations at the major airports in Boston, Massachusetts, New York, New York and Washington, D.C. USAir enplaned more than 57 million passengers during 1995 and is currently the fifth largest domestic air carrier, as measured by revenue passenger miles ("RPMs").

	In the fourth quarter of 1995, USAir and a subsidiary of British Airways plc ("BA") formed Airline Technical Services, LLC ("ATS"), a Delaware limited liability company, offering joint aviation maintenance, and technical and engineering expertise in the Americas. ATS will receive a commission on the contracts it brokers for USAir and BA. USAir accounts for ATS using the equity method because it is owned equally by each parent company. No material activity occurred in 1995.

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

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	Certain 1994 and 1993 amounts have been reclassified to conform with 1995 classifications.

	(b)  Cash and Cash Equivalents and Short-Term Investments

	For financial statement purposes, USAir considers all highly liquid investments purchased within three months of maturity to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Short-term investments consist of certificates of deposit and commercial paper purchased with maturities greater than three months but less than one year. Short-term investments are stated at cost plus accrued interest, which approximates market value.

	(c)  Materials and Supplies

	Inventories of materials and supplies are valued at average cost and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

	(d)  Property and Equipment

	Property and equipment is stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Maintenance and repairs, including the overhaul of aircraft components, are charged to operating expense as incurred and costs of major improvements are capitalized for both owned and leased assets. Interest related to deposits on aircraft purchase contracts and facility and equipment construction projects is capitalized as additional cost of the asset or as leasehold improvement if the asset is leased. Depreciation and amortization for principal asset classifications is provided on a straight-line basis to estimated residual values over estimated depreciable lives. USAir periodically reviews estimated depreciable lives and residual values for reasonableness and revises its estimates, if necessary.





               (this space intentionally left blank)

                                    Depreciable
         Assets                        Lives      Residual Values
         ------                     -----------   ---------------
                                      (years)      (in millions)
Aircraft
  Boeing 767-200ER                      20             $14.0
  Boeing 757-200                        20               8.0
  Boeing 737-300/400                    20               7.5
  Boeing 737-200                       5-17            0.6-5.0
  McDonnell Douglas MD-80               20               7.5
  Douglas DC-9-30                       17               3.0
  Fokker 100                            20               5.0
  Fokker F28-4000                        8               2.0
  Fokker F28-1000                        6               1.0
  Turboprop aircraft                    15               1.5
  Improvements to leased aircraft  life of lease           -

Ground property, equipment and        1-10 or
  leasehold improvements           life of lease           -

Buildings                               30                 -

	Property acquired under capital lease is amortized on a straight-line basis over the term of the lease and charged to Depreciation and Amortization Expense. When property and equipment is sold or retired, the cost and accumulated depreciation is removed from the accounts and any gain or loss recognized as Other Income (Expense).

	(e)  Goodwill and Other Intangibles

	Goodwill, the cost in excess of fair value of identified net assets acquired, is being amortized on a straight-line basis over 40 years. The $629 million goodwill resulting from the acquisition of Pacific Southwest Airlines ("Pacific Southwest") and Piedmont Aviation, Inc. ("Piedmont Aviation"), both in 1987, is being amortized as Depreciation and Amortization Expense. Accumulated amortization at December 31, 1995 and 1994 related to the Pacific Southwest and Piedmont Aviation acquisitions was $128 million and $113 million, respectively. The $11 million goodwill resulting from USAM's CRS investments is being amortized as other non-operating expense, consistent with the classification of income or loss on the investments. USAM's related accumulated amortization at December 31, 1995 and 1994 was approximately $2 million. USAir evaluates whether or not goodwill is impaired by comparing the goodwill balances with estimated future undiscounted cash flows which, in USAir's judgment, are attributable to the goodwill. This analysis is performed separately for the goodwill which resulted from each acquisition.

	Intangible assets consist mainly of purchased operating rights at various airports, purchased route authorities, capitalized software costs and the intangible assets associated with the underfunded amounts of certain pension plans. The operating rights, valued at purchase cost or appraised value if acquired from Pacific Southwest or Piedmont Aviation, are being amortized over periods ranging from ten to 25 years as Depreciation and Amortization Expense. The purchased route authorities are being amortized over 25 years as Depreciation and Amortization Expense. Capitalized software costs are being amortized as Depreciation and Amortization Expense over five years, the expected period of benefit. Accumulated amortization related to intangible assets at December 31, 1995 and 1994 was $104 million and $80 million, respectively.

	Based on the most recent analyses, USAir believes that goodwill and other intangible assets were not impaired at Decem-ber 31, 1995.

	(f)  Other Assets, net

	Other Assets, net consists primarily of non-current pension assets, the unamortized balance of deferred compensation, restrict-ed cash and investments and a long-term receivable from BA. Deferred compensation resulted mainly from USAir's establishment of an Employee Stock Ownership Plan in 1989 (see Note 8.). Restricted cash and investments are deposits in trust accounts to collateral-ize letters of credit and workers' compensation policies and the long-term receivable from BA resulted from the relinquishment by USAir of two U.S. to London routes.

	In November 1995, USAir entered into a five-year transaction with a third party pursuant to which USAir agreed to pledge to such third party from time to time certain flight equipment and simulators as collateral for up to $70 million aggregate principal amount of letters of credit to be issued by the third party with respect to certain workers' compensation obligations of USAir. On December 15, 1995, USAir pledged ten aircraft to the third party, resulting in the release of $67.2 million in cash and securities that had been previously pledged by USAir to letter of credit providers.

	(g)  Deferred Gains on Sale and Leaseback Transactions

	Gains on aircraft sale and leaseback transactions are deferred and amortized over the term of the leases as a reduction of rental expense.

	(h)  Passenger Revenue Recognition

	Passenger ticket sales are recognized as revenue when the transportation service is rendered or the ticket otherwise expires. At the time of sale, a liability is established (Traffic Balances Payable and Unused Tickets) and subsequently eliminated either through carriage of the passenger, through billing from another carrier which renders the service or by refund to the passenger. Approximately $31 million and $23 million of amounts owed to wholly-owned subsidiaries of USAir Group for passenger transporta tion revenue are included in Traffic Balances Payable and Unused Tickets at December 31, 1995 and 1994, respectively.

	(i)  Frequent Traveler Awards

	USAir accrues the estimated incremental cost of providing outstanding travel awards earned by participants in its Frequent Traveler Program ("FTP") when participants accumulate sufficient miles to be entitled to claim award certificates for travel.

	(j)  Investment Tax Credit

	Investment tax credit benefits have been recorded using the "flow-through" method as a reduction of the Federal income tax provision.

	(k)  Advertising Costs

	Advertising costs are expensed when incurred as other operating expense. Advertising expense for 1995, 1994 and 1993 was $67 million, $63 million and $59 million, respectively.

2.	Financial Instruments

	(a)  Terms of Certain Financial Instruments

	USAir has entered into hedging arrangements designed to reduce its exposure to fluctuations in the price of jet fuel. Net settlements are recorded as adjustments to Aviation Fuel expense.
The total notional number of gallons under these agreements was 38 million and 86 million at December 31, 1995 and 1994, respectively. Under these arrangements, USAir will pay $0.499 to $0.548 per notional gallon in 1996 and receive a floating rate per notional gallon based on current market prices. In 1995 USAir paid $0.496 to $0.521 per notional gallon and received a floating rate per notional gallon based on current market prices. Decreases in the market price of fuel to levels below the fixed prices require cash payments by USAir and cause an increase in USAir's Aviation Fuel expense. The hedging arrangements represented approximately 8% of USAir's actual 1995 fuel consumption. USAir is party to such hedging arrangements with several entities. Although the agree-ments, which expire in 1996, expose USAir to credit loss in the event of non-performance by the other parties to the agreements, USAir does not anticipate such non-performance because of the favorable creditworthiness status of the other parties. USAir may continue to enter into such arrangements, depending on market conditions.

	An aggregate of $32 million of future principal payments of the Equipment Financing Agreements due 1998 through 2000 are payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by participation in foreign currency contracts. Net settlements will be recorded as adjustments to interest expense. Although USAir is exposed to credit loss in the event of non-performance by the counterparty to the contracts, USAir does not anticipate such non-performance because of the favorable creditworthiness status of the other party.

	(b)  Fair Value of Financial Instruments

	Unless a quoted market price indicates otherwise, the fair values of cash and cash equivalents, short-term investments and other investments generally approximates carrying values because of the short maturity of these instruments. USAir has estimated the fair value of long-term debt based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar remaining maturities. The fair values of energy swap agreements and foreign currency contracts are obtained from dealer quotes whereby these values represent the estimated amount USAir would receive or pay to terminate such agreements.

	The estimated fair values of USAir's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote a liability):

                                    December 31,
                     -------------------------------------------
                             1995                  1994
                     --------------------   --------------------
                    Carrying   Estimated   Carrying   Estimated
                     Amount    Fair Value   Amount    Fair Value
                    --------   ----------  --------   ----------
                                    (in thousands)
Cash and cash
  equivalents     $  879,613  $  879,613  $  428,925  $  428,925
Short-term
  investments         19,831      19,822      22,133      22,078
Restricted cash
  and investments*    98,742      98,539     170,686     170,581
Long-term note
  receivable*         45,433      33,277      47,000      31,537
Other long-term
  investments*         4,607       4,008       1,633       1,144
Long-term debt
  (excludes
  capital lease
  obligations)    (2,753,932) (2,564,514) (2,847,878) (2,435,786)
Energy swap agree-
ments:
  In a net receiv-
  able position            -       1,845           -         259
Foreign currency
contracts:
  In a net receiv-
  able position            -       4,050           -       5,352
* Amounts are included in Other Assets on USAir's consolidated balance sheets.

3.  Long-Term Debt

	Details of long-term debt are as follows:

                                                December 31,
                                          ----------------------
                                             1995         1994
                                             ----         ----
                                               (in thousands)
Senior Debt:
  12 7/8% Senior Debentures due 2000      $        -   $   77,000
  10% Senior Notes due 2003                  300,000      300,000
  9 5/8% Senior Notes due 2001               175,000      175,000
  12.15% to 15.23% U.S. Government
    Guaranteed Obligations                         -        3,090
  5.7% to 12% Equipment Financing
    Agreements, Installments due
    1996 to 2016                           2,180,430    2,090,064

  8.4% Intercompany Aircraft Loan with
    USAir Group due 1996 to 2014              68,640            -
  8.6% Airport Facility Revenue Bond
    due 2022                                  27,620       27,620
  4.0% to 7.1% Aircraft Purchase
    Deposit Financing                              -      172,301
  Other                                        2,242        2,803
                                           ---------    ---------
                                           2,753,932    2,847,878
Capital Lease Obligations                     65,496       82,324
                                           ---------    ---------
   Total                                   2,819,428    2,930,202
Less Current Maturities                       77,496       80,714
                                           ---------    ---------
                                          $2,741,932   $2,849,488
                                           =========    =========

	Maturities of long-term debt and debt under capital leases for the next five years are as follows:
                                     (in thousands)

                    1996               $   77,496
                    1997                   88,637
                    1998                  157,287
                    1999                   80,732
                    2000                  125,820
                    Thereafter          2,289,456

	Interest rates on $492 million principal amount of long-term debt at December 31, 1995 are subject to adjustment to reflect prime rate and other rate changes.

	Equipment financings totaling $2.3 billion were collateralized by aircraft and engines with a net book value of approximately $2.4 billion at December 31, 1995.

	In February 1996, USAir sold $263 million principal amount of Enhanced Equipment Notes ("Enhanced Notes") through a private placement offering under Securities and Exchange Commission
Regulation 144A. The Enhanced Notes are secured by nine 757-200 aircraft. The Enhanced Notes are not reflected in the above table because they were sold after December 31, 1995.

4.	Commitments and Contingencies

	(a)  Operating Environment

	USAir's financial results for 1995 represent a significant improvement over 1994 results. The improvement is mainly attribut-able to a stable domestic economic climate, favorable capacity trends in USAir's markets, less fare discounting and low fare competition and the positive influence of USAir's cost-reduction efforts. However, USAir's financial condition, results of operations and future prospects are more susceptible to an economic downturn and competitive influences than most of its major competitors due to USAir's high cost structure amid the low cost, low fare environment which characterizes the domestic airline industry.

	Most of USAir's operations are in competitive markets, predominately in the Eastern United States. In recent years, air carriers with low costs of operations and fare structures have initiated and or expanded into markets served by USAir. In addition, several of the larger, mature air carriers have developed or indicated their intention to develop similar low cost, low fare service. In an effort to preserve market share, USAir has typically responded to the entry of a low cost, low fare competitor into its markets by matching fares and increasing the frequency of service in related markets, generally with the result of diluting USAir's yield in these markets. USAir currently has the highest operating costs among the major domestic air carriers and the growth and expansion of low cost, low fare carriers in USAir's markets has put considerable pressure on USAir to reduce operating costs in order to maintain competitiveness.

	USAir was able to significantly reduce certain non-labor related operating costs during 1995 through re-engineering efforts, structural changes and reducing or eliminating capacity in unprofitable markets, however, USAir has not been successful to date in achieving meaningful reductions in personnel costs. USAir believes that its long-term future depends on its success in further reducing its cost of operations, including personnel costs.

	At December 31, 1995, USAir employed approximately 39,900 full-time equivalent employees. Approximately 65% of USAir's workforce is covered by collective bargaining agreements with various unions, or will be covered by collective bargaining agreements for which initial negotiations are in progress. USAir's contract with the International Association of Machinists and Aerospace Workers ("IAM"), which represents USAir's machinists group, is currently open for negotiation and USAir and the IAM have commenced the collective bargaining process. USAir's contract with the unions which represent its pilot's and flight attendant's groups become open for negotiations within the next year. USAir cannot predict the ultimate outcome of its negotiations with the IAM or if it will be successful in achieving meaningful wage and benefit concessions from the IAM and its other organized labor groups.

  	Although a competitive strength, the concentration of significant operations in the eastern U.S. leaves USAir susceptible to certain regional conditions that may have an adverse affect on the USAir's results of operations and financial condition. For example, geographically isolated inclement weather and the recent partial Federal government shutdowns adversely effected operating revenues and expenses to a greater degree than some of USAir's competitors.

	The nature of USAir's operations results in reliance on the availability of aviation fuel. The availability and price of aviation fuel is largely dependent on the actions of the countries which compose the Oil Producing and Exporting Countries ("OPEC") cartel. OPEC, which currently controls a significant amount of the world's known crude oil reserves, can effect the availability and price of jet fuel through its production and price-targeting actions. In addition, jet fuel prices are affected by political events, seasonal factors and other factors that are generally outside of USAir's control. USAir has a diversified fuel supplier network and participates in fuel hedging transactions (see Note 2. Fair Value of Financial Instruments for additional information related to USAir's participation in fuel hedging contracts) in order to ensure fuel availability and partially protect USAir from temporary jet fuel price fluctuations.

	(b)  Leases

	USAir leases certain aircraft, engines, computer and ground equipment, in addition to the majority of its ground facilities. Ground facilities include executive offices, overhaul and mainte-nance bases and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

	In addition, USAir subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through 2021.

	The following amounts applicable to capital leases are included in property and equipment:
                                                 December 31,
                                            ---------------------
                                              1995         1994
                                              ----         ----
                                                (in thousands)

Flight equipment                            $192,775     $216,600
Ground property and equipment                  4,767       10,961
                                             -------      -------
                                             197,542      227,561
Less accumulated amortization                140,212      151,217
                                             -------      -------
                                            $ 57,330     $ 76,344
                                             =======      =======

	At December 31, 1995, obligations under capital and noncancel-able operating leases for future minimum lease payments were as follows:
                                          Capital      Operating
                                          Leases         Leases
                                          -------      ---------
                                              (in thousands)

1996                                      $ 21,886    $   712,087
1997                                        21,697        724,473
1998                                        10,687        689,645
1999                                        10,687        655,665
2000                                         7,586        645,943
Thereafter                                  20,094      6,621,172
                                           -------     ----------
   Total minimum lease payments             92,637     10,048,985

   Less sublease rental receipts                 -        178,901
                                                       ----------
   Total minimum operating lease
    payments                                           $9,870,084
                                                       ==========
   Less amount representing interest        27,141
                                           -------
   Present value of future minimum
    capital lease payments                  65,496
   Less current obligations under
    capital leases                          14,085
                                           -------
   Long-term obligations under
    capital leases                        $ 51,411
                                           =======

	Rental expense under operating leases for 1995, 1994 and 1993 was $680 million, $703 million and $739 million, respectively. The $680 million rental expense for 1995 excludes a credit of $4.1 million related to the leasing of three of USAir's parked BAe-146 aircraft, recorded in the fourth quarter of 1995. The $703 million rental expense for 1994 excludes charges of $103 million related to USAir's grounded BAe-146 fleet and $13 million primarily related to USAir's decision to cease operations of its remaining Boeing 727-200 aircraft in 1995. See Note 14. - Non-Recurring and Unusual Items.

	USAir also leases certain owned aircraft under noncancelable operating leases which expire in various years through 2002 to both third and related parties, primarily subsidiaries of USAir Group. See Note 11. - Related Party Transactions. The minimum future rentals to be received by USAir on these leases are: $24.4 million
- 1996; $16.1 million - 1997; $8.0 million - 1998; $6.2 million -
1999; $5.4 million - 2000; and $6.0 million - thereafter. The following amounts are applicable to aircraft leased under such agreements as reflected in flight equipment:

                                             December 31,
                                       -------------------------
                                         1995             1994
                                         ----             ----
                                            (in thousands)

Flight equipment                       $192,198         $152,956
Less accumulated depreciation            75,089           43,283
                                        -------          -------
                                       $117,109         $109,673
                                        =======          =======
	(c)  Legal Proceedings

	USAir is involved in legal proceedings arising out of its two aircraft accidents that occurred in July and September 1994 near Charlotte, North Carolina and Pittsburgh, Pennsylvania, respective-ly. The National Transportation Safety Board ("NTSB") held hearings beginning in September 1994 relating to the July accident and January 1995 relating to the September accident. In April 1995, the NTSB issued its finding of probable causes with respect to the accident near Charlotte. It assigned as probable causes the failure of air traffic control to convey weather and windshear hazard information and flight crew errors. The NTSB has not yet issued its final accident investigation report for the accident near
Pittsburgh. The NTSB, The Boeing Company ("Boeing"), the Federal Aviation Administration ("FAA") and USAir jointly conducted flight tests in October 1995 as part of the ongoing investigation into the cause of this accident. In this regard, USAir provided a 737-300 aircraft in the collective effort to simulate the conditions at the time of the accident. More public hearings were conducted in November 1995. The NTSB has indicated that a determination of the cause of the accident is not likely until sometime in 1996. USAir expects that it will be at least two to three years before the accident litigation and related settlements will be concluded.
USAir believes that it is fully insured with respect to this litigation. Therefore, USAir believes that the litigation will not have a material adverse effect on USAir's financial condition or results of operations, although any finding of fault on USAir's part could create negative publicity and could tarnish USAir's image.

	In 1989 and 1990, a number of U.S. air carriers, including USAir, received two Civil Investigative Demands ("CIDs") from the Department of Justice ("DOJ") related to investigations of price fixing in the domestic airline industry. A CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action.

	The investigations by the DOJ culminated in the filing of a lawsuit against Airline Tariff Publishing Company ("ATPCo") and eight major air carriers, including USAir, alleging that the defendants had agreed to fix prices in violation of Section 1 of the Sherman Act through the methods used to disseminate fare data to ATPCo, an airline-owned fare publishing service. To avoid the costs associated with protracted litigation and an uncertain outcome, USAir and another carrier decided to settle the lawsuit by entering into a consent decree to modify their fare-filing practices in certain respects and to implement compliance programs that would include education of employees regarding the carrier's responsibilities under the consent decree. Accordingly, the consent decree and the U.S. government's complaint were filed contemporane-ously in the United States District Court for the District of Columbia in December 1992. On November 1, 1993, after it had reviewed comments filed regarding the consent decree, the court entered the decree. In March 1994, the remaining six air carrier defendants agreed to the entry of a separate consent decree to settle the lawsuit. USAir petitioned the Court to have its consent decree amended to conform with the other settlement and the Court entered an amended consent decree on September 21, 1994. USAir has recently received a CID from the DOJ relating to USAir's compliance with the terms of the consent decree.

	On March 19, 1993, the U.S. District Court in Atlanta, Georgia entered a settlement involving USAir and five other U.S. air carrier defendants in the Domestic Air Transportation Antitrust Litigation class action lawsuit. The class action suit, which was filed in July 1990, alleged that the airlines used ATPCo to signal and communicate carrier pricing intentions and otherwise limit price competition for travel to and from numerous hub airports.
Under the terms of the settlement, the six air carriers paid $45 million in cash and issued $396.5 million in certificates valid for purchase of domestic air travel on any of the six airlines. USAir's share of the cash portion of the settlement, $5 million, was recorded in results of operations for the second quarter of 1992.
The certificates, mailed to approximately 4.1 million claimants between December 15 and 31, 1994, provide a dollar-for-dollar discount against the cost of a ticket generally of up to a maximum of 10% per ticket, depending on the cost of the ticket. It is possible that this settlement could have a dilutive effect on USAir's passenger transportation revenue and associated cash flow. However, due to the interchangeability of the certificates among the six carriers involved in the settlement, the possibility that carriers not party to the settlement will honor the certificates, and the potential stimulative effect on travel created by the certificates, USAir cannot reasonably estimate the impact of this settlement on further passenger revenue and cash flows. USAir has employed the incremental cost method to estimate a range of costs attributable to the exercise of the certificates, based on the assumption that the estimated maximum number of certificates to be redeemed for travel on USAir will be related to USAir's market share relative to the total market share of the six carriers involved in the settlement. USAir's estimated percentage of such market share is less than 9%. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, liability insurance, and denied boarding compensa-tion expenses expected to be incurred on a per passenger basis.
USAir has estimated that its incremental cost will not be material based on the equivalent free trips associated with the settlement.

	On October 11, 1994, USAir and seven other carriers entered into a settlement agreement with a group of State Attorneys General resolving similar issues with the states. The settlement entitles passengers traveling within the United States on state government business to a 10% discount off the published fares of each of the settling carriers and will be available for 18 months from August 16, 1995, or until the combined discount amount reaches $40 million, whichever first occurs. On May 10, 1995, a U.S. federal district court judge approved the settlement. USAir does not expect that this settlement will have a material adverse effect on its financial condition or results of operations. As was the case with the settlement of the private antitrust litigation, it is difficult to predict the amount of discounted state travel that will occur on USAir. Thus, a dollar impact of the settlement cannot be estimated.

	In February and March 1995, several class action lawsuits were filed in various federal district courts by travel agencies and a travel agency trade association alleging that most of the major
U.S. airlines, including USAir, violated the antitrust laws when they individually capped travel agent base commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. The lawsuits have been consolidated in the federal district of Minnesota. The plaintiffs are seeking unspecified treble damages for restraint of trade. The case is expected to go to a jury trial in 1996. While USAir believes that its actions in establishing a commission cap were in full compliance with the antitrust laws, USAir is unable to predict at this time the ultimate resolution of the litigation or the potential impact on USAir's financial condition and results of operations.

	In March 1995, a number of U.S. carriers, including USAir, received CIDs from the DOJ related to an investigation of incen-tives paid to travel agents over and above the base commission payments. USAir responded to an earlier CID on this topic during

 1994. USAir has complied with the requirements of the CID by producing documents and responding to interrogatories. Because this matter is in the investigatory stage, USAir is unable to predict at this time its ultimate resolution or potential impact on USAir's financial condition or results of operations.

	In May 1995, a number of U.S. air carriers, including USAir, received CIDs from the DOJ relating to its investigation of incentive payments to travel agencies and a possible agreement among these carriers to implement a cap on travel agent base commissions, which is the subject matter of the suits recently brought by travel agencies, as discussed above. One of the CIDs received by USAir sought the production of transcripts of deposi-tions of any USAir employees taken in connection with the private litigation relating to the commission caps, together with annexed exhibits. USAir has complied with the requirements of the CIDs. USAir does not expect these investigations to have a material effect on its financial condition and results of operations.

	In October 1995, USAir terminated for cause an agreement with In-Flight Phone Corporation ("IFPC"). IFPC was USAir's provider of on-board telephone and interactive data systems (the "IFPC
System"). The agreement contemplated the eventual installation of the IFPC System on substantially all of USAir's aircraft. The IFPC System had been installed on approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against USAir seeking equitable relief and damages in excess of $186 million. USAir believes that its termination of its agreement with IFPC was appropriate and that it is owed in excess of $5 million by IFPC. On December 7, 1995, USAir successfully defended IFPC's emergency motion for a temporary restraining order. On December 13, 1995, IFPC's motion for a preliminary injunction was denied and IFPC has relinquished its right to appeal that decision. IFPC's claim for damages remains pending and USAir is presently preparing a counterclaim for amounts it is owed by IFPC. USAir is unable to predict at this time the ultimate resolution or potential financial impact on USAir's financial condition and results of operations of this lawsuit. USAir is presently in negotiations with other vendors of on-board telephone systems and currently expects to finalize an agreement in the first quarter of 1996.

	During 1995, four members of USAir's FTP filed class action lawsuits against USAir in Illinois, Pennsylvania, California and New Jersey state courts, alleging breach of contract relating to changes made to USAir's FTP effective December 31, 1989 and/or January 1, 1995. A similar lawsuit has been pending in California state court since 1989. The lawsuits seek unspecified damages and an injunction against the allegedly objectionable changes to USAir's FTP and any subsequent retroactive changes to the FTP. USAir denies the allegations made in the lawsuits and intends to vigorously defend itself. The ultimate resolution of these lawsuits and their potential impact on USAir's financial condition and results of operations cannot be predicted at this time.

	In May 1995, USAir Group, USAir and the Retirement Income Plan for Pilots of USAir, Inc. (the "Pilots' Pension Plan") were sued in federal district court for the District of Columbia by 469 active and retired USAir pilots. The lawsuit alleges that USAir has breached its fiduciary duty under the Employee Retirement Income Security Act ("ERISA") and otherwise violated ERISA by erroneously calculating benefits under the Pilots' Pension Plan. The plaintiffs seek, among other things, an injunction restraining USAir and the Pilots' Pension Plan from allegedly improperly calculating benefits under the Pilots' Pension Plan and payments to plaintiffs of benefits allegedly improperly withheld in an amount alleged to be equal to approximately $70 million, plus interest. USAir believes that it has properly calculated benefits under the Pilots' Pension Plan and intends to vigorously defend itself against the allega-tions made in the lawsuit. Because this lawsuit is in an early stage of litigation, USAir is unable to predict at this time its ultimate resolution or potential impact on USAir Group's pension liability or future funding requirements.

	USAir has received notices from the U.S. Environmental Protection Agency and various state agencies that it is a poten-tially responsible party with respect to the remediation of existing sites of environmental concern. Only two of these sites have been included on the Superfund National Priorities List. USAir continues to negotiate with various governmental agencies concerning known and possible cleanup sites. USAir has made financial contributions for the performance of remedial investiga-tions and feasibility studies at sites in Moira, New York; Escondido, California; and Elkton, Maryland.

	Also, USAir has been identified as a potentially responsible party ("PRP") for environmental contamination at Boston Logan Airport. There are a number of other PRPs at the site. USAir is presently unable to assess its proportionate share of contribution, but do not expect any such contribution to have a material adverse effect on its financial condition or results of operations.

	Because of changing environmental laws and regulations, the large number of other potentially responsible parties and certain pending legal proceedings, it is not possible to reasonably estimate the amount or timing of future expenditures related to environmental matters. USAir provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known contingencies, it is possible that additional reserves could be required in the future which could have a material effect on results of operations. However, USAir believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on USAir's financial position or results of operations based on USAir's experience with similar environmental sites.

	The Equal Employment Opportunity Commission and various state and local fair employment practices agencies are investigating charges by certain job applicants, employees and former employees of the Company's subsidiaries involving allegations of employment discrimination in violation of Federal and state laws. The plaintiffs in these cases generally seek declaratory and injunctive relief and monetary damages, including back pay. In some instances they also seek classification adjustment, compensatory damages and punitive damages. Such proceedings are in various stages of litigation and investigation, and the outcome of these proceedings is difficult to predict. In the Company's opinion, however, the disposition of these matters is not likely to have a material adverse effect on its financial condition or results of operations.

	(d)  Aircraft Commitments

	 In June 1995, USAir entered into agreements with Boeing and Rolls Royce plc ("Rolls Royce") deferring the delivery of eight 757-200 aircraft from 1996 to 1998. As part of these agreements, the due dates for progress payments associated with the 1996 deliveries were likewise rescheduled. Accordingly, approximately $71 million of progress payments that had been paid by USAir were refunded to USAir in the third quarter of 1995. The related long-term debt which financed the deposits was dissolved.

	The following schedule of USAir's new aircraft deliveries and scheduled payments at December 31, 1995 (including progress payments, payments at delivery, buyer furnished equipment, spares, and capitalized interest) reflects USAir's agreements with Boeing and Rolls Royce discussed above:

                            Delivery Period - Firm Orders
                     --------------------------------------------
                                                   There-
                     1996  1997  1998  1999  2000   after   Total
                     ----  ----  ----  ----  ----  ------   -----
Boeing
  757-200               -     -     8     -     -       -       8
  737-Series            -     -     -     -     -      40      40
                      ---   ---   ---   ---   ---   -----   -----
     Total              -     -     8     -     -      40      48
                      ===   ===   ===   ===   ===   =====   =====
Payments
 (millions)          $ 63  $ 74  $254  $  -  $  -  $1,855  $2,246
                      ===   ===   ===   ===   ===   =====   =====

	In addition, USAir has a commitment to purchase hush kits for certain of its DC-9-30 aircraft and a substantial portion of its 737-200 aircraft. The installation of these hush kits will bring the aircraft into compliance with FAA Stage 3 noise level require-ments. The projected payments associated with the purchase of the hush kits are: $43 million - 1996; $30 million - 1997; $30 million
- 1998; and $17.0 million - 1999.

	USAir has the option of purchasing any other Boeing commercial aircraft type in satisfaction of its obligation to purchase forty
737-Series aircraft. Such satisfaction would be accomplished on an "equivalent-seat" basis.

	(e)  Concentration of Credit Risk

	USAir invests available cash in money market securities of various banks, commercial paper of financial institutions and other companies with high credit ratings and securities backed by the United States government.

	At December 31, 1995, most of USAir's receivables related to tickets sold to individual passengers through the use of major credit cards (44%) or to tickets sold by other airlines (16%) and used by passengers on USAir or its regional airline affiliates. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. USAir does not believe it is subject to any significant concentration of credit risk.

	(f)  Guarantees

	At December 31, 1995, USAir guaranteed payments of debt and lease obligations of Piedmont Airlines, Inc. and PSA Airlines,
Inc., wholly-owned subsidiaries of USAir Group, amounting to $103 million.

5.	Sale of Receivables

	The revolving receivables sales facility ("Receivables Agreement") to which USAir had been a party, expired on Decem-ber 21, 1994. USAir was unable to sell receivables under the Receivables Agreement during 1994 because it was in violation of certain financial covenants. USAir had no outstanding amounts due under the Receivables Agreement at expiry. The average dollar amount of outstanding receivable sales during 1993 was approximate-ly $100 million. USAir has engaged in discussions to arrange a replacement facility but has elected not to pursue such a financing at this time.

6.	Income Taxes

	Effective January 1, 1993, USAir adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 required a change from the deferred method under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. No cumulative adjustment at January 1, 1993, and no income tax credit for the years ended December 31, 1994 and 1993, were recognized due to the FAS 109 limitation in recognizing benefits for net operating losses. USAir files a consolidated Federal income tax return with its parent USAir Group. USAir Group and its wholly-owned subsid-iaries have executed a tax sharing agreement which allocates tax and tax items, such as net operating losses and tax credits between members of the group based on their proportion of taxable income and other items. This tax sharing and allocation impacts the deferred tax assets and liabilities reported by each corporation on a separate company basis. Accordingly, USAir's tax expense is based on its taxable income (loss), taking into consideration its allocated tax loss carryforwards and tax credit carryforwards.

	The components of the provision for income taxes are as
follows:
                                      1995        1994       1993
                                      ----        ----       ----
                                             (in thousands)
Current provision:
  Federal                            $4,107       $  -       $  -
  State                                 301          -          -
                                      -----        ---        ---
  Total current provision             4,408          0          0
                                      -----        ---        ---
Deferred provision:
  Federal                                 -          -          -
  State                                   -          -          -
                                      -----        ---        ---
  Total deferred provision                0          0          0
                                      -----        ---        ---
Provision for income taxes           $4,408       $  0       $  0
                                      =====        ===        ===

	In 1995, USAir was not subject to regular Federal income tax as a result of using $22 million in Federal net operating loss carryforwards. However, USAir was subject to Federal alternative minimum tax ("AMT") and environmental tax. Approximately $88 million in AMT net operating loss carryforwards and approximately $17 million in state net operating loss carryforwards were utilized to reduce the Federal and state tax liabilities.

	The significant components of deferred income tax expense
(benefit) for the years ended December 31, 1995, 1994, and 1993, are as follows:

                                  1995        1994        1993
                                  ----        ----        ----
                                         (in thousands)
Deferred tax expense (benefit)
  (exclusive of the other
   components listed below)     $ 17,779   $(234,269)  $(121,847)
Adjustments to deferred tax
  assets and liabilities for
  enacted changes in tax laws
  and rates                            -           -      (9,429)
(table continued on next page)

Increase (decrease) for the
  year in the valuation
  allowance for deferred
  tax assets                     (17,779)    234,269     131,276
                                 -------    --------     -------
  Total                         $      0   $       0    $      0
                                 =======    ========     =======

	A reconciliation of taxes computed at the statutory Federal tax rate on earnings before income taxes to the provision (cred-it) for income taxes is as follows:

                                 1995        1994         1993
                                 ----        ----         ----
Tax provision (credit)                  (in thousands)
  computed at Federal
  statutory rate               $ 13,089   $(250,664)   $(146,579)
State income tax expense,
  net of Federal tax benefit        196           -            -
Book expenses not deductible
  for tax purposes               15,088      15,691        9,348
Limitation in recognizing
  tax benefit of net operating
  loss/credits                        -     234,973      146,660
Utilization of Federal Net
  Operating Loss which reduced
  valuation allowance            (7,778)          -            -
Adjustments to deferred tax
  assets and liabilities
  for enacted changes in
  tax laws and rates                  -           -       (9,429)
Current year temporary differ-
  ences which reduced
  valuation allowance           (20,293)          -            -
Alternative Minimum tax which
  increased valuation allowance   3,384           -            -
Other                               722           -            -
                                -------     -------     --------
Provision for Income Taxes     $  4,408    $      0    $       0
                                =======     =======     ========
Effective Tax Rate                   12%          0%           0%
                                =======     =======     ========








(this space intentionally left blank)

	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995, 1994 and 1993 are presented below:
                              1995         1994         1993
                              ----         ----         ----
                                      (in thousands)
Deferred tax assets:
  Leasing transactions     $  168,813   $  164,513   $  129,276
  Tax benefits purchased
    /sold                      67,348       76,784       79,434
  Gain on sale and lease-
    back transactions         146,387      154,246      162,400
  Employee benefits           487,050      484,347      429,312
  Net operating loss carry-
    forwards                  627,357      657,870      508,240
  Alternative minimum tax
    credit carryforwards       25,819       20,881       20,881
  Investment tax credit
    carryforwards              48,720       47,880       47,880
  Other deferred tax assets   118,521       99,368       61,210
                            ---------    ---------    ---------
    Total gross deferred
      tax assets            1,690,015    1,705,889    1,438,633
  Less valuation allowance   (785,306)    (803,085)    (568,816)
                            ---------    ---------    ---------
    Net deferred tax assets   904,709      902,804      869,817

Deferred tax liabilities:
  Equipment depreciation
    and amortization          871,056      866,356      840,584
  Other deferred tax
    liabilities                33,653       36,448       29,233
                            ---------    ---------    ---------
    Total deferred tax
      liabilities             904,709      902,804      869,817
                            ---------    ---------    ---------
    Net deferred tax
     liabilities           $        0   $        0   $        0
                            =========    =========    =========

	Included in "Other Deferred Tax Assets" above for 1995, 1994 and 1993 are approximately $22 million, $16 million and $0, respectively, of tax assets which originate from subsidiaries of USAir Group in accordance with USAir's Tax Sharing Agreement.

	The valuation allowance for deferred tax assets as of January 1, 1993, was $438 million. The valuation allowance increased $131 million in 1993, $234 million in 1994 and decreased $18 million in 1995.

	At December 31, 1995, USAir had unused net operating losses of $1.6 billion for Federal tax purposes, which expire in the years
2005 to 2009.  USAir also has available, to reduce future taxes payable, $653 million alternative minimum tax net operating losses expiring in the years 2007 to 2009, $49 million of investment tax credits expiring in the years 2002 to 2003, and $26 million of alternative minimum tax credits which do not expire. The Federal income tax returns of USAir through 1986 have been examined and settled with the Internal Revenue Service.

7.	Stockholder's Equity and Dividend Restrictions

	USAir Group owns all of the outstanding common stock of USAir. USAir's board of directors has not authorized the payment of dividends to USAir Group since 1988. In addition, USAir, organized under the Laws of the State of Delaware, may be subject to certain legal prohibitions on the payment of dividends on its capital stock. At December 31, 1995, USAir believes that it was legally prohibited from paying dividends to USAir Group due to the provisions of Section 170 of Delaware General Corporation Law ("Delaware Law"), which require a company to maintain a capital surplus in order to pay dividends on its capital stock. In addition, as of December 31, 1995, USAir does not believe that it can comply with certain provisions of Delaware Law which permit a company with a capital deficit to pay dividends under special circumstances. In order to for USAir to return to a capital surplus position it must realize substantial profits or increase its equity through other measures such as the sale of addition common stock.

	Covenants related to USAir's 10% and 9 5/8% Senior Unsecured Notes currently do not permit the payment of dividends by USAir to USAir Group. However, these covenants do not restrict USAir from loaning or advancing funds to USAir Group.

	The provisions of Statement of Accounting Standards No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recognized by USAir as a long-term liability with an offsetting intangible asset (see Note 1.(e)). Because the intangible asset recognized may not exceed the amount of unrecog-nized prior service cost on an individual plan basis, the balance is reported as a separate reduction of Stockholder's Equity (Deficit) at December 31, 1995 and 1994. See also Note 9.

8.	Employee Stock Ownership Plan

	In August 1989, USAir established an Employee Stock Ownership Plan ("ESOP"). USAir Group sold 2,200,000 shares of its Common
Stock to an Employee Stock Ownership Trust (the "Trust") to hold on behalf of USAir's employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation
to employees.   USAir provided financing to the Trust in the form
of a 9 3/4% loan for $111.4 million for its purchase of shares and USAir contributed an additional $2.2 million to the Trust. USAir makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since the Company did not pay dividends on any shares held by the Trust for the years ended December 31, 1995, 1994 and 1993, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If USAir's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated.
Annual contributions made by USAir, and therefore loan repayments made by the Trust, were $11.4 million in each of 1995, 1994 and 1993. The interest portion of these contributions was $10.4 million in 1995, $10.5 million in 1994 and $10.5 million in 1993. Approximately 510,000 shares of Common Stock have been released or committed to be released as of December 31, 1995. USAir recognized approximately $4 million of compensation expense related to the ESOP in each of 1995, 1994 and 1993 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $87 million, $91 million and $95 million at December 31, 1995, 1994 and 1993, respectively.

	In October 1995, the Financial Accounting Standards Board adopted Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). This statement establishes the fair value based method of accounting for stock-based compensation. USAir has elected to continue using the intrinsic value based method of accounting prescribed in Accounting Principles Board opinion
No. 25, "Accounting for Stock Issued to Employees", as permitted by
FAS 123.

9.	Employee Benefit Plans

	(a)  Pension Plans

	USAir has several pension plans in effect covering substan-tially all employees. One qualified defined benefit plan covers USAir maintenance employees and provides benefits of specified amounts based on periods of service. Qualified defined benefit plans for substantially all other employees provide benefits based on years of service and compensation. The qualified defined benefit plans are funded, on a current basis, to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

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

	The funded status of the qualified defined benefit plans at December 31, 1995 and 1994 was as follows:

                                  1995               1994
                              Plans in Which     Plans in Which
                             ----------------- -----------------
                               Plan   Accumu-    Plan   Accumu-
                              Assets   lated    Assets   lated
                              Exceed  Benefits  Exceed  Benefits
                              Accumu-  Exceed   Accumu-  Exceed
                              lated     Plan    lated     Plan
                             Benefits  Assets  Benefits  Assets
                             --------  ------  --------  ------
                                        (in millions)
Fair value of plan assets     $  993   $1,419   $1,690   $  183
Actuarial present value of:
  Vested benefit obligation      929    1,603    1,513      242
  Nonvested benefit obliga-
    tion                          29       22       27       17
                               -----    -----    -----    -----
    Accumulated benefit
      obligation based
      on salaries to date        958    1,625    1,540      259

    Additional benefits
      based on estimated
      future salary levels       130      598      470        -
                               -----    -----    -----    -----
      Projected benefit
        obligation             1,088    2,223    2,010      259
                               -----    -----    -----    -----
Projected benefit obliga-
   tion in excess of fair
   value of plan assets          (95)    (804)    (320)     (76)

Unrecognized net transition
   asset                          (2)     (34)     (29)     (12)
Unrecognized prior service
   cost                            -       66      (15)      69
Unrecognized net loss            312      571      358       15
                               -----    -----    -----    -----


(table continued on next page)

  Pension (liability) pre-
    paid before adjustment       215     (201)      (6)      (4)
Adjustment to recognize
  minimum liability*               -     (149)       -      (72)
                               -----    -----    -----    -----
  Pension (liability) pre-
    paid as adjusted and
    recognized in consoli-
    dated balance sheets      $  215   $ (350)  $   (6)  $  (76)
                               =====    =====    =====    =====
* See Note 7.


	The weighted average discount rate used to determine the actuarial present value of the projected benefit obligation was 7.25% and 9.00% as of December 31, 1995 and 1994, respectively. The expected long-term rate of return on plan assets used in 1995 was 9.0% to 9.5% and 9.5% in 1994. Rates of 3% to 6% were used to estimate future salary levels. As of December 31, 1995, plan assets consisted of approximately 7% in cash equivalents and short-term debt investments, 26% in equity investments, and 67% in fixed income and other investments. As of December 31, 1994, plan assets consisted of approximately 10% in cash equivalents and short-term debt investments, 27% in equity investments, and 63% in fixed income and other investments. Plan assets as of December 31, 1995 included 205 shares of USAir Group Common Stock. Plan assets as of December 31, 1994 did not include shares of USAir Group Common Stock.

	The following items are the components of the net periodic pension cost for the qualified defined benefit plans:

                                    1995       1994       1993
                                    ----       ----       ----
                                          (in millions)
Service cost (benefits
  earned during the period)        $  92      $ 124      $  90
Interest cost on projected
  benefit obligation                 216        216        188
Actual return on plan assets        (539)        48       (224)
Net amortization and deferral        371       (254)        40
                                    ----       ----       ----
Net periodic pension cost          $ 140      $ 134      $  94
                                    ====       ====       ====

	Net pension cost for 1993 presented above excludes a charge of approximately $33.9 million related to "early-out" incentive programs offered to a limited number of USAir employees during the years. No such charges were incurred in 1995 or 1994.

	Non-qualified supplemental pension plans are established for certain employee groups, which provide incremental pension payments from USAir's funds so that total pension payments equal amounts that would have been payable from USAir's principal pension plans if it were not for limitations imposed by Federal income tax regulations.

	The following table sets forth the non-qualified plans' status at December 31, 1995 and 1994:
                                             1995          1994
                                             ----          ----
                                               (in millions)
Fair value of plan assets                   $   -         $   -
Actuarial present value of:
    Vested benefit obligation                  30            30
    Nonvested benefit obligation                2             2
                                              ---           ---
    Accumulated benefits based on
      salaries to date                         32            32

    Additional benefits based on
      estimated future salary levels            2             1
                                             ----          ----
    Projected benefit obligation               34            33
                                             ----          ----
Projected benefit obligation in
  excess of fair value of plan assets         (34)          (33)
Unrecognized prior service cost                 3             1
Unrecognized net loss                           8             2
                                             ----          ----
  Pension (liability) prepaid
    before adjustment                         (23)          (30)

Adjustment to recognize minimum
  liability*                                  (11)           (5)
                                             ----          ----
Unfunded accrued supplementary costs
  as adjusted and recognized in
  consolidated balance sheets               $ (34)        $ (35)
                                             ====          ====
* See Note 7.

	Net periodic supplementary pension cost for the non-qualified supplemental pension plans included the following components:

                                         1995      1994      1993
                                         ----      ----      ----
                                              (in millions)
Service cost (benefits earned
  during the period)                     $  -      $  -      $  -
Interest cost on projected benefit
  obligation                                2         2         2
Actual return on plan assets                -         -         -
Net amortization and deferral              (1)       21        12
                                          ---       ---       ---
Net periodic supplementary pension
 cost                                    $  1      $ 23      $ 14
                                          ===       ===       ===

	The discount rate used to determine the actuarial present value of the projected benefit obligation was 7.25% and 9.00% as of December 31, 1995 and 1994, respectively. A rate of 3% was used to estimate future salary levels.

	In addition to the qualified and non-qualified defined benefit plans described above, USAir also contributes to certain defined contribution plans. USAir contributions are based on a formula which considers the age and pre-tax earnings of each employee and the amount of employee contributions. In addition, certain qualified defined contribution plans contain a component for profit sharing contributions if USAir Group achieves certain pre-tax margin levels. USAir's expense related to the defined contribution plans, excluding expense for the ESOP Plan, was $64 million, $43 million and $42 million for 1995, 1994 and 1993, respectively. The 1995 contribution expense reflects a new employer match contribu-tion for certain collective bargaining groups. USAir made no contributions to its defined contribution plans related to profit sharing in 1995, 1994 or 1993, since USAir Group did not achieve the prescribed pre-tax margin level.

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
The plans for postretirement medical and death benefits are funded on the pay-as-you-go basis.

	The following table sets forth the financial status of the plans as of December 31, 1995 and 1994:

                                                 1995      1994
                                                 ----      ----
                                                  (in millions)
Accumulated Postretirement Benefit
 Obligation (APBO):
   Retirees                                     $  338     $ 245
   Fully eligible active plan participants         176       144
   Other plan participants                         482       306
                                                 -----      ----
     Total APBO                                    996       695
   Unrecognized prior service credit               155       167
   Unrecognized net gain (loss)                   (112)      123
                                                 -----      ----
Accrued postretirement benefit cost             $1,039     $ 985
                                                 =====      ====

	The components of net periodic postretirement benefit cost are as follows:
                                          1995     1994     1993
                                          ----     ----     ----
                                              (in millions)
Service cost (benefits attributed to
  employee service during the period)     $ 29     $ 36     $ 31
Interest cost on APBO                       65       60       56
Net amortization and deferral              (15)     (12)     (12)
                                           ---      ---      ---
  Net periodic postretirement benefit
    cost                                  $ 79     $ 84     $ 75
                                           ===      ===      ===

	The postretirement benefit expense for 1993 presented above excludes a charge of approximately $15.5 million related to "early-out" programs offered to a limited number of employees during the year. No such charges were incurred in 1995 or 1994.

	The discount rate used to determine the APBO was 7.25%, 9.00% and 7.75% at December 31, 1995, 1994 and 1993, respectively. The average rates of annual compensation increase used to calculate the APBO ranged from 3% to 6% at December 31, 1995, 1994 and 1993. The assumed health care cost trend rate used in measuring the APBO was 8.5% in 1995, declining by 1% per year after 1995 to an ultimate rate of 4.5%. If the assumed health care cost trend rates were increased by 1 percentage point, the APBO at December 31, 1995 would be increased by 10% and 1995 periodic postretirement benefit costs would increase 13%.

	(c)  Postemployment Benefits

	USAir adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS
112"), during 1993. FAS 112 requires the use of an accrual method to recognize postemployment benefits such as disability-related benefits. The cumulative effect at January 1, 1993 of adopting FAS 112 was $43.7 million.

10.	Profit Sharing

	In exchange for temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits conces-sions and the freeze of the defined benefit plan for non-contract employees, certain USAir employees participate in a profit sharing program and have been granted options to purchase USAir Group common stock. The profit sharing program is designed to recompense those USAir employees whose pay had been reduced in an amount equal to (i) two times salary forgone plus (ii) one time salary forgone (subject to a minimum of $1,000) for the freeze of the pension plans for non-contract employees. Until the maximum payout has been made, annual pre-tax profits, as defined in the program, of USAir Group will be distributed to participating employees as follows:

 25% of the first $100 million in pre-tax profits; 35% of the next $100 million in pre-tax profits; and 40% of the pre-tax profits exceeding $200 million.

	The calculation of pre-tax profits under the profit sharing plan excludes FAS 106 charges (approximately $78.6 million for 1995) and certain unusual items. This program will be in effect until USAir employees are recompensed for salary and pension benefits foregone. Because USAir Group recorded a pre-tax profit for 1995, USAir recognized charges of approximately $49.7 million under this plan in 1995 (certain amounts have been expensed in prior years even though 1995 was USAir's first profitable year since inception of the plan). Under the terms of the plan, the cash payout for 1995 of approximately $73.7 million was made to employees covered by the provision of this plan in the first quarter of 1996.

	USAir's ESOP and Defined Contribution Retirement Program each have profit sharing components. Under the ESOP, each eligible
USAir employee receives a certain number of USAir Group Common
Stock shares based on each participant's compensation relative to the total compensation of all participants and the number of USAir Group Common Stock shares in the allocation pool. When USAir's return on sales equals or exceeds certain prescribed levels, USAir increases its contribution, which effectively increases the number of USAir Group Common Stock shares in the allocation pool (see Note
8. - Employee Stock Ownership Plan). Under the Defined Contribu-tion Retirement Program, USAir makes additional contributions to a participant's account when USAir Group achieves certain prescribed pre-tax margin levels (see Note 9. - Employee Benefit Plans). USAir did not make any profit sharing contributions in connection with the profit sharing components of the ESOP or the Defined
Contribution Retirement Program in 1995, 1994 or 1993.

11.	Related Party Transactions

	(a) Parent Company

	As of December 31, 1995, USAir had a $68.6 million 8.4% note payable to USAir Group related to USAir Group's purchase of aircraft-secured debt obligations of USAir. USAir repaid the note in February 1996. During 1994, USAir Group financed three aircraft for USAir. USAir repaid this obligation, including interest, in December 1994.

	USAir's balance sheet line item, Payable to Parent Company, includes intercompany loans from USAir Group which arise in the normal course of business. These loans bear interest at market rates which are reset quarterly.

	Net interest expense related to the notes payable and intercompany loans was $7.8 million, $11.3 million and $1.3 million for the years 1995, 1994 and 1993, respectively.

	(b) Regional Airline Subsidiaries of USAir Group

	USAir engages in certain transactions with Allegheny Airlines, Inc. ("Allegheny"), Piedmont Airlines, Inc., and PSA Airlines,
Inc., wholly-owned regional airline subsidiaries of USAir Group.
USAir provides various services to these entities including passenger handling, contract training and catering. USAir recognized other operating revenues of approximately $46.5 million, $43.5 million and $50.3 million related to these services for the years 1995, 1994 and 1993, respectively. These regional airlines also perform passenger and ground handling for USAir at certain airports for which USAir recognized other operating expenses of approximately $21.0 million and $15.3 million for the years 1995 and 1994, respectively.

	USAir leases or subleases certain turboprop aircraft to these entities. USAir recognized other operating revenues related to these arrangements of approximately $18.7 million, $22.0 million and $14.1 million for the years 1995, 1994 and 1993, respectively. USAir entered into a sale-leaseback arrangement with Allegheny during 1994 involving certain turboprop aircraft (in return, USAir subleases these same aircraft back to Allegheny). USAir recognized other operating expenses related to the lease of these aircraft from Allegheny of approximately $9.8 million and $3.1 million for 1995 and 1994, respectively.

	USAir's receivables from and payables to these regional airlines were approximately $9.6 million and $1.6 million, respectively, at December 31, 1995 and $8.7 million and $1.3 million, respectively, at December 31, 1994. USAir's Traffic Balances Payable liability included $30.8 million and $22.9 million at December 31, 1995 and 1994, respectively, representing passen-gers flown by the regional subsidiaries on behalf of USAir during the month of December in each of those years.

	(c) Other USAir Group Subsidiaries

	USAir leases certain aircraft to USAir Group's wholly-owned subsidiary USAir Leasing and Services, Inc. ("Leasing"). Leasing subleases these aircraft to third parties. USAir recognized other operating revenues related to these arrangements of approximately $4.6 million, $2.2 million and $0.7 million for the years 1995, 1994 and 1993, respectively.

	USAir purchases a portion of its aviation fuel from USAir Group's wholly-owned subsidiary USAir Fuel Corporation ("Fuel Corp."), which acts as a fuel wholesaler to USAir in certain circumstances. USAir's aviation fuel purchases were approximately $104.9 million, $57.8 million and $9.7 million for the years 1995, 1994 and 1993, respectively. USAir's accounts payable to Fuel Corp. was $20.7 million and $5.6 million at December 31, 1995 and 1994, respectively.

	(d) British Airways plc

	On January 21, 1993, USAir Group and BA entered into an Investment Agreement under which a wholly-owned subsidiary of BA purchased certain series of convertible preferred stock and BA entered into code sharing and wet lease arrangements with USAir. At December 31, 1995, BA's total voting interest in USAir Group was approximately 21.0%.

	USAir wet leases 767-200ER aircraft, including cockpit and cabin crews, to BA in order to serve three routes between the U.S. and London. The wet lease arrangements are scheduled to end by May 31, 1996 (the first of the three wet lease arrangements ended in December 1995 and a second wet lease ended in February 1996). USAir recognized other operating revenues of approximately $63.6 million, $60.7 million and $17.1 million for the years 1995, 1994, and 1993, respectively, related to the wet lease arrangements. These revenues were offset by an equal amount of other operating expense.

	USAir also has various agreements with BA for ground handling at certain airports, contract training and other services. USAir recognized other operating revenues of approximately $4.9 million, $6.4 million and $2.4 million for the years 1995, 1994 and 1993, respectively, related to the services USAir performed for BA.

	USAir's current receivables from and payables to BA were approximately $11.5 million and $5.3 million, respectively, at December 31, 1995 and $11.0 million and $4.5 million, respectively, at December 31, 1994.

	USAir also had a long-term receivable from BA related to two U.S. to London routes that USAir relinquished at the time of implementation of a code sharing arrangement with BA. The balance of the receivable was approximately $45.4 million and $47.0 million at December 31, 1995 and 1994, respectively. Payments began in December 1995 in conjunction with the termination of the first wet lease arrangement and continue annually for nine years.

12.	Selected Quarterly Financial Data (Unaudited)

	The following table presents selected quarterly financial data for 1995 and 1994:

                             First    Second    Third     Fourth
                            Quarter   Quarter   Quarter   Quarter
                            -------   -------   -------   -------
                                        (in millions)
1995
Operating revenues          $1,664    $1,852    $1,743    $1,725
Operating income (loss)     $  (50)   $  135    $   66    $   84
Net income (loss)           $ (102)   $   85    $   17    $   34
                             =====     =====     =====     =====

1994
Operating revenues          $1,589    $1,763    $1,642    $1,584
Operating income (loss)     $ (135)   $   60    $ (164)   $ (278)
Net income (loss)           $ (190)   $    1    $ (196)   $ (332)
                             =====     =====     =====     =====
See Note 14. - Non-Recurring and Unusual Items.

Note:
	The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.

(13)  Supplemental Balance Sheet Information

	The components of certain accounts in the accompanying balance sheets are as follows:
                                                  December 31,
                                               -----------------
                                               1995         1994
                                               ----         ----
                                               (in thousands)
(a)  Cash and cash equivalents:
       Cash                                 $ 11,298     $ 16,946
       Cash equivalents, at cost which
         approximates market                 868,315      411,979
                                             -------      -------
                                            $879,613     $428,925
                                             =======      =======
(b)  Receivables, net:
       Accounts receivable                  $333,859     $335,234
       Less allowance for doubtful
         accounts                             12,104        9,222
                                             -------      -------
                                            $321,755     $326,012
                                             =======      =======
(c)  Materials and supplies, net:
       Materials and supplies               $383,910     $408,308
       Less allowance for obsolescence       161,665      169,827
                                             -------      -------
                                            $222,245     $238,481
                                             =======      =======
(d)  Accrued expenses:
       Salaries and wages                 $  342,391   $  258,426
       Rents                                 479,749      477,972
       All other                             613,054      561,176
                                           ---------    ---------
                                          $1,435,194   $1,297,574
                                           =========    =========
Note:
   Certain 1994 amounts have been reclassified to conform with 1995 classifications.

14.	Non-Recurring and Unusual Items

	(a)  1995

	In the fourth quarter of 1995, USAir reversed $4.1 million of the $132.8 million non-recurring charge related to its grounded BAe-146 fleet that was recorded in the fourth quarter of 1994 (see
Note 14.(b) below). The reversal reflects the successful re-marketing by USAir of three of these aircraft. USAir will reverse additional amounts related to the 1994 non-recurring charge in future periods dependent upon its success and the terms at which the remaining 15 grounded BAe-146 aircraft are subleased or otherwise disposed.

	(b)  1994

	USAir's results for 1994 include (i) a $132.8 million charge related to its grounded BAe-146 fleet, recorded in the fourth quarter of 1994; (ii) a $54.0 million charge for obsolete inventory and rotables to reflect market value, recorded in the fourth quarter of 1994; (iii) a $50 million addition to Passenger Transportation revenue in the fourth quarter of 1994 to adjust estimates made during the first three quarters of 1994; (iv) a $40.1 million charge primarily related to USAir's decision to cease operations of its remaining Boeing 727-200 aircraft in 1995, recorded in the third quarter of 1994; (v) a $25.9 million charge related to USAir's decision to substantially reduce service between Los Angeles and San Francisco and close its San Francisco crew base, recorded in the third quarter of 1994; and (vi) an $18.6 million gain resulting from the accounting treatment of the hull insurance recovery on the aircraft lost in the September accident, recorded in the third quarter of 1994.

	(c)  1993

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

Item 9.	Changes in and Disagreements with Accountants on Account-
ing and Financial Disclosure

			None.




                           Part III



Item 10.	Directors and Executive Officers of the Company.

	Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 22, 1996 and is incorporated herein by reference. Information concerning executive officers of the Company is set forth in Item 1 of the Report under the caption "Executive Officers" in reliance on General Instruction G to Form 10-K.

Item 11.	Executive Compensation.

	Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 22, 1996 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management

	Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 22, 1996 and is incorporated herein by reference.

Item 13.	 Certain Relationships and Related Transactions.

	Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 22, 1996 and is incorporated herein by reference.







            (this space intentionally left blank)

                            Part IV



Item 14.	Exhibits, Financial Statement Schedules and Reports on
Form 8-K


	(a)	The following documents are filed as part of this
report:

		1.	Financial Statements

		(i)	The following consolidated financial statements of
USAir Group are included in Part II, Item 8A. of this report:

		-	Consolidated Statements of Operations for each of
the Three Years Ended December 31, 1995
		-	Consolidated Balance Sheets as of December 31, 1995
and 1994
		-	Consolidated Statements of Cash Flows for each of
the Three Years Ended December 31, 1995
		-	Consolidated Statements of Changes in Stockholders'
Equity (Deficit) for each of the Three Years Ended
December 31, 1995
		-	Notes to Consolidated Financial Statements

		(ii)	The following consolidated financial statements of
USAir are included in Part II, Item 8B. of this report:

		-	Consolidated Statements of Operations for each of
the Three Years Ended December 31, 1995
		-	Consolidated Balance Sheets as of December 31, 1995
and 1994
		-	Consolidated Statements of Cash Flows for each of
the Three Years Ended December 31, 1995
		-	Consolidated Statements of Changes in Stockholder's
Equity (Deficit) for each of the Three Years Ended
December 31, 1995
		-	Notes to Consolidated Financial Statements

		2.	Financial Statement Schedules

		(i) Independent Auditors' Report on the Consolidated Financial Statement Schedule of USAir Group.

		-	Consolidated Financial Statement Schedule - Three
Years Ended December 31, 1995:

			VIII	-  Valuation and Qualifying Accounts and Re-
serves

		(ii)	Independent Auditors' Report on the Consolidated
Financial Statement Schedule of USAir.

		-	Consolidated Financial Statement Schedule - Three
Years Ended December 31, 1995:

			VIII	-  Valuation and Qualifying Accounts and Re-
serves

	All other schedules are omitted because they are not appli-cable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

	(b)	Reports on Form 8-K

	During the quarter ended December 31, 1995, the Company and USAir filed Current Reports on Form 8-K dated October 3, 1995 regarding the news release dated October 2, 1995 of USAir Group, announcing that it has had preliminary conversations with both American Airlines, Inc. and United Air Lines, Inc. concerning possible strategic relationships, up to and including acquisition of USAir; dated October 18, 1995 regarding the news release dated October 18, 1995 of USAir Group and USAir, with consolidated statements of operations for each company for the three months and nine months ended September 30, 1995 and 1994 and a supplemental schedule for each company; dated November 14, 1995 regarding the news release dated November 13, 1995 of USAir Group, related to UAL Corp.'s announcement that it has decided not to pursue further talks with USAir Group with respect to possible acquisition of USAir; dated January 17, 1996 regarding the news release dated January 16, 1996 of USAir Group and USAir, announcing the election of Stephen M. Wolf as the Chairman and Chief Executive Officer of USAir Group and USAir; dated January 22, 1996 regarding the news release dated January 22, 1996 of USAir Group and USAir, with consolidated statements of operations and a supplemental schedule for each company; and dated February 15, 1996 regarding the news release dated February 15, 1996 announcing that USAir Group did not pay the dividend due on its Series B Cumulative Convertible Preferred Stock.

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


	3.2	By-Laws of USAir Group.

	3.3	Rights Agreement, dated as of July 29, 1989, as
amended and restated as of January 21, 1993, between USAir Group and Chemical Bank, as Rights Agent
(incorporated by reference to Exhibit 28.4 to USAir
Group's Current Report on Form 8-K dated January 21,
1993).

	3.4	Restated Certificate of Incorporation of USAir (in-
corporated by reference to Exhibit 3.1 to USAir's
Registration Statement on Form 8-B dated January 27,
1983).

	3.5	By-Laws of USAir.

	4.1	Amended Certificate of Designation, Preferences, and
Rights of the Series D of Junior Preferred Stock of
USAir Group (incorporated by reference to Exhibit 4(c) to USAir Group's Current Report on Form 8-K dated
August 11, 1989).

	4.2	Certificate of Designation of Series A Cumulative
Convertible Preferred Stock of USAir Group (incorpo-rated by reference to Exhibit 4(b) to USAir Group's
Current Report on Form 8-K dated August 11, 1989).

	4.3	Certificate of Designation of Series B Cumulative
Convertible Preferred Stock of USAir Group (incorpo-rated by reference to Exhibit 3.3 to Amendment No. 4 to USAir Group's Registration Statement on Form S-3
(Registration No. 33-39540) dated May 17, 1991).

	4.4	Agreement between USAir Group and Berkshire Hathaway
Inc. dated August 7, 1989 (incorporated by reference to Exhibit 4(a) to USAir Group's Current Report on
Form 8-K dated August 11, 1989).

	4.5	Certificate of Designation of Series F Cumulative
Convertible Senior Preferred Stock of USAir Group
(incorporated by reference to Exhibit 28.2 to USAir
Group's Current Report on Form 8-K dated January 21,
1993).

	4.6	Form of Certificate of Designation of Series T
Cumulative Exchangeable Convertible Senior Preferred
Stock of USAir Group (incorporated by reference to Appendix VII to USAir Group's Proxy Statement dated
April 26, 1993). Neither USAir Group nor USAir is filing any instrument (with the exception of holders of exhibits 10.1(a-c)) defining the rights of holders of long-term debt because the total amount of securities authorized under each such instrument does not exceed ten percent of the total assets of USAir.
Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

  10.1(a)	Supplemental Agreement No. 16, dated July 19, 1990, to
Purchase Agreement No. 1102 between USAir and The
Boeing Company (incorporated by reference to Exhibit
10.2(a) to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1990).

  10.1(b)	Supplemental Agreement No. 17, dated November 28,
1990, to Purchase Agreement No. 1102 between USAir and
The Boeing Company (incorporated by reference to
Exhibit 10.2(b) to USAir Group's Annual Report on Form
10-K for the year ended December 31, 1990).

  10.1(c)	Supplemental Agreement No. 18, dated December 23,
1991, to Purchase Agreement No. 1102 between USAir and
The Boeing Company (incorporated by reference to
Exhibit 10.2(c) to USAir Group's Annual Report on Form
10-K for the year ended December 31, 1991).

  10.2	Purchase Agreement No. 1725 dated December 23, 1991
between USAir and The Boeing Company (incorporated by reference to Exhibit 10.3 to USAir Group's and USAir's
Annual Report on Form 10-K for the year ended Decem-ber 31, 1991).

  10.3	Executive Incentive Compensation Plan of USAir Group,
Inc. as amended and restated December 1, 1995.

  10.4	USAir, Inc. Officers' Supplemental Benefit Plan
(incorporated by reference to Exhibit 10.5 to USAir's
Annual Report on Form 10-K for the year ended

             December 31, 1980).

  10.5	USAir, Inc. Supplementary Retirement Benefit Plan
(incorporated by reference to Exhibit 10.5 to USAir
Group's Annual Report on Form 10-K for the year ended
December 31, 1989).

  10.6	USAir, Inc. Supplemental Executive Defined
Contribution Plan (incorporated by reference to Exhibit 10.6 to USAir Group's Annual Report on Form
10-K for the year ended December 31, 1994).

  10.7	USAir Group's 1984 Stock Option and Stock Appreciation
Rights Plan (incorporated by reference to Exhibit A to
USAir Group's Proxy Statement dated March 30, 1984).

  10.8	USAir Group's 1988 Stock Incentive Plan (incorporated
by reference to Exhibit 10.15 to USAir Group's Annual
Report on Form 10-K for the year ended December 31,
1987).

  10.9	USAir Group's 1992 Stock Option Plan (incorporated by
reference to Exhibit A to USAir Group's Proxy
Statement dated March 30, 1992).

  10.10	USAir Group's 1996 Stock Incentive Plan (incorporated
by reference to Exhibit A to USAir Group's Proxy
Statement dated April 15, 1996).

  10.11	Employment Agreement between USAir and its Chief
Executive Officer.

  10.12	Employment Agreement between USAir and its President
and Chief Operating Officer.

  10.13	Employment Agreement between USAir and its Executive
Vice President-Corporate Affairs and General Counsel.

  10.14	Agreement between USAir and its Chief Executive
Officer with respect to certain employment arrangements.

  10.15	Agreement between USAir and its President and Chief
Operating Officer with respect to certain employment arrangements.

  10.16	Agreement between USAir and its Executive Vice
President-Corporate Affairs and General Counsel with respect to certain employment arrangements.

  10.17	Employment Agreement between USAir and its former
Chief Executive Officer, as amended by a severance agreement.

  10.18	Employment Agreement between USAir and its former
President and Chief Operating Officer, as amended by a severance agreement.

  10.19	Employment Agreement between USAir and its former
Executive Vice President, General Counsel and
Secretary, as amended by a severance agreement.

  10.20	Employment Agreement between USAir and its Executive
Vice President-Marketing.

  10.21	Trust Agreement dated as of April 1, 1992 between
USAir and Wachovia Bank of North Carolina, N.A.
providing for certain compensation arrangements for the Executive Vice President-Marketing.

  10.22	Employment Agreement between USAir and its Executive
Vice President-Customer Services.

  10.23	Agreement between USAir and its Chief Executive
Officer providing supplemental retirement benefits.

  10.24	Agreement between USAir and its President and Chief
Operating Officer providing supplemental retirement benefits.

  10.25	Agreement between USAir and its Executive Vice
President-Corporate Affairs and General Counsel providing supplemental retirement benefits.

  10.26	Agreement between USAir and its former Chief Executive
Officer providing supplemental retirement benefits.

  10.27	Agreement between USAir and its former President and
Chief Operating Officer providing supplemental retirement benefits.

  10.28	Agreement between USAir and its former Executive Vice
President, General Counsel and Secretary providing supplemental retirement benefits.

  10.29	Agreement between USAir and its Executive Vice
President-Marketing providing supplemental retirement benefits.

  10.30	Employment Agreement between USAir and its Executive
Vice President-Customer Services providing retirement benefits.

  11	Computation of primary and fully diluted earnings per
share of USAir Group for the five years ended Decem-ber 31, 1994.

  21	Subsidiaries of USAir Group and USAir.

  23.1	Consent of the Auditors of USAir Group to the incorpo-
ration of their report concerning certain financial statements contained in this report in certain regis-tration statements.

  23.2	Consent of the Auditors of USAir to the incorporation
of their report concerning certain financial statements contained in this report in certain registration statements.

  24.1	Powers of Attorney signed by the directors of USAir
Group, authorizing their signatures on this report.

  24.2	Powers of Attorney signed by the directors of USAir,
authorizing their signatures on this report.

  27.1	Financial Data Schedule - USAir Group, Inc.

  27.2	Financial Data Schedule - USAir, Inc.

	Signatures


	Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, USAir Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            USAir Group, Inc.


                            By:      /s/Stephen M. Wolf
                                ---------------------------------
                                        Stephen M. Wolf
                                        Chairman and Chief
                                        Executive Officer
                                  (Principal Executive Officer)

                            Date:  March 28, 1996


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of USAir Group, Inc. and in the capacities and on the dates indicated.


March 28, 1996              By:       /s/Stephen M. Wolf
                                ---------------------------------
                                         Stephen M. Wolf
                                        Chairman and Chief
                                        Executive Officer
                                   (Principal Executive Officer)

March 28, 1996              By:        /s/John W. Harper
                                ---------------------------------
                                          John W. Harper
                                   Senior Vice President-Finance
                                   (Principal Financial Officer)

March 28, 1996              By:       /s/James A. Hultquist
                                ---------------------------------
                                         James A. Hultquist
                                             Controller
                                   (Principal Accounting Officer)


March 28, 1996              By:                 *
                                ---------------------------------
                                           Robert Ayling
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                          Robert W. Bogle
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Edwin I. Colodny
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Mathias J. DeVito
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                          Rakesh Gangwal
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                       George J. W. Goodman
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                          John W. Harris
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                      Edward A. Horrigan, Jr.
                                            Director

March 28, 1996              By:                 *
                                ---------------------------------
                                          Robert LeBuhn
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                        Roger P. Maynard
                                            Director

March 28, 1996              By:                 *
                                ---------------------------------
                                        John G. Medlin, Jr.
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Hanne M. Merriman
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Raymond W. Smith
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Derek M. Stevens
                                             Director




By:      /s/John W. Harper
   ---------------------------------
            John W. Harper
           Attorney-In-Fact













               (this space intentionally left blank)

	Signatures


	Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, USAir, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            USAir, Inc.


                            By:      /s/Stephen M. Wolf
                                ---------------------------------
                                        Stephen M. Wolf
                                        Chairman and Chief
                                        Executive Officer
                                  (Principal Executive Officer)

                            Date:  March 28, 1996


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of USAir, Inc. and in the capacities and on the dates indicated.


March 28, 1996              By:       /s/Stephen M. Wolf
                                ---------------------------------
                                         Stephen M. Wolf
                                        Chairman and Chief
                                        Executive Officer
                                   (Principal Executive Officer)

March 28, 1996              By:        /s/John W. Harper
                                ---------------------------------
                                          John W. Harper
                                   Senior Vice President-Finance
                                   (Principal Financial Officer)

March 28, 1996              By:       /s/James A. Hultquist
                                ---------------------------------
                                         James A. Hultquist
                                             Controller
                                   (Principal Accounting Officer)


March 28, 1996              By:                 *
                                ---------------------------------
                                           Robert Ayling
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                          Robert W. Bogle
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Edwin I. Colodny
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Mathias J. DeVito
                                             Director


March 28, 1996              By:                 *
                                ---------------------------------
                                          Rakesh Gangwal
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                       George J. W. Goodman
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                          John W. Harris
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                       Edward A. Horrigan, Jr.
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                          Robert LeBuhn
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Roger P. Maynard
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                        John G. Medlin, Jr.
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Hanne M. Merriman
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Raymond W. Smith
                                             Director

March 28, 1996              By:                 *
                                ---------------------------------
                                         Derek M. Stevens
                                             Director




By:      /s/John W. Harper
   ---------------------------------
            John W. Harper
           Attorney-In-Fact












              (this space intentionally left blank)

	Independent Auditors' Report
	On Consolidated Financial Statement Schedule - USAir Group, Inc.









The Stockholders and Board of Directors
USAir Group, Inc.

Under date of February 28, 1996, we reported on the consolidated balance sheets of USAir Group, Inc. and subsidiaries ("USAir Group") as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 1995, included in Item 14(a)1(i) in this annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule as listed in Item 14(a)2(i). This consolidated financial statement schedule is the responsibility of USAir Group's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                            KPMG Peat Marwick LLP

Washington, D. C.
February 28, 1996

	USAir Group, Inc.
	Schedule II
	Valuation and Qualifying Accounts and Reserves

	(in thousands)


                                     Allowance For
                                     Uncollectible     Inventory
                                       Accounts      Obsolescence
                                     -------------   ------------

Balance December 31, 1992               $ 11,668       $ 85,678

   Additions charged to income            12,064         12,136

   Amounts charged to reserve            (12,914)        (2,643)
                                         -------        -------
Balance December 31, 1993                 10,818         95,171

   Additions charged to income (1)        11,763         86,775

   Amounts charged to reserve            (13,110)        (9,155)
                                         -------        -------
Balance December 31, 1994                  9,471        172,791

   Additions charged to income            12,046         12,146

   Amounts charged to reserve             (9,177)       (20,851)
                                         -------        -------
Balance December 31, 1995               $ 12,340      $ 164,086
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

	Independent Auditors' Report
	On Consolidated Financial Statement Schedule - USAir, Inc.









The Stockholder and Board of Directors
USAir, Inc.

Under date of February 28, 1996, we reported on the consolidated balance sheets of USAir, Inc. and subsidiary ("USAir") as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity (deficit) for each of the years in the three-year period ended December 31, 1995, included in Item 14(a)1(ii) in this annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule as listed in Item 14(a)2(ii). This consolidated financial statement schedule is the responsibility of USAir's management. Our responsi-bility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                             KPMG Peat Marwick LLP

Washington, D. C.
February 28, 1996

	USAir, Inc.
	Schedule II
	Valuation and Qualifying Accounts and Reserves

	(in thousands)



                                     Allowance for
                                     Uncollectible    Inventory
                                        Accounts     Obsolescence
                                     -------------   ------------

Balance December 31, 1992               $ 11,408       $ 83,575

   Additions charged to income            11,990         11,103

   Amounts charged to reserve            (12,803)        (2,086)
                                         -------        -------
Balance December 31, 1993                 10,595         92,592

   Additions charged to income (1)        11,600         85,633

   Amounts charged to reserve            (12,973)        (8,398)
                                         -------        -------
Balance December 31, 1994                  9,222        169,827

   Additions charged to income            12,000          9,667

   Amounts charged to reserve             (9,118)       (17,829)
                                         -------        -------
Balance December 31, 1995               $ 12,104      $ 161,665
                                         =======        =======

(1) 1994 additions to inventory obsolescence include charges of $75 million to reflect market value of parts related to certain aircraft which have been or will be withdrawn from service and inventory parts which have been identified for sale.