Form 10-Q
period 1996-03-31
USAIR GROUP INC; USAIR INC
filed 1996-05-10
CIK 701345, 714560

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             Form 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1996

                       USAir Group, Inc.
                 (Commission file number: 1-8444)
                               and
                            USAir, Inc.
                    (Commission file number: 1-8442)
      (Exact names of registrants as specified in their charters)

       Delaware                              USAir Group, Inc.   54-1194634
(State of incorporation                      USAir, Inc.          53-0218143
  of both registrants)                       Employer Identification Numbers)

                          USAir Group, Inc.
               2345 Crystal Drive, Arlington, Virginia  22227
                 (Address of principal executive offices)
                          (703) 418-5306
          (Registrant's telephone number, including area code)

                               USAir, Inc.
              2345 Crystal Drive, Arlington, Virginia  22227
                (Address of principal executive offices)
                            (703) 418-7000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

               Yes     X                          No
                     -----                             -----

     At April 30, 1996, there were outstanding approximately 63,828,000 shares of common stock of USAir Group, Inc. and 1,000 shares of common stock of USAir, Inc.

     The registrant USAir, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclosure format.

                              USAir Group, Inc.
                                    and
                                USAir, Inc.

                        Quarterly Report on Form 10-Q

                           Table of Contents




Part I. Financial Information                                         Page

     Item 1A.   Financial Statements - USAir Group, Inc.

     Condensed Consolidated Statements of Operations
           - Three Months Ended March 31, 1996 and 1995                  1
     Condensed Consolidated Balance Sheets
           - March 31, 1996 and December 31, 1995                        2
     Condensed Consolidated Statements of Cash Flows
           - Three Months Ended March 31, 1996 and 1995                  3
     Note to Condensed Consolidated Financial Statements                 4

     Item 1B.   Financial Statements - USAir, Inc.

     Condensed Consolidated Statements of Operations
           - Three Months Ended March 31, 1996 and 1995                  5
     Condensed Consolidated Balance Sheets
           - March 31, 1996 and December 31, 1995                        6
     Condensed Consolidated Statements of Cash Flows
           - Three Months Ended March 31, 1996 and 1995                  7
     Note to Condensed Consolidated Financial Statements                 8

Item 2.    Management's Discussion and Analysis of Financial             9
           Condition and Results of Operations

Part II.  Other Information

   Item 1.    Legal Proceedings                                         15

   Item 3.    Defaults Upon Senior Securities                           15

   Item 5.    Other Information                                         15

   Item 6.    Exhibits and Reports on Form 8-K                          16

Signatures                                                              22

USAir Group, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1996 and 1995 (unaudited)          (in thousands except per share amounts)
=======================================================================================================

                                                                                  1996         1995
                                                                                  ----         ----
Operating Revenues
     Passenger transportation                                                  $1,677,541   $1,586,384
     Cargo and freight                                                             38,177       40,871
     Other                                                                        152,704      136,083
                                                                                ---------    ---------
          Total Operating Revenues                                              1,868,422    1,763,338

Operating Expenses
     Personnel costs                                                              750,206      723,998
     Aviation fuel                                                                164,058      162,217
     Commissions                                                                  132,305      142,672
     Aircraft rent                                                                113,191      109,701
     Other rent and landing fees                                                  100,350      105,677
     Aircraft maintenance                                                          99,973       87,661
     Depreciation and amortization                                                 81,526       87,714
     Other, net                                                                   416,021      385,694
                                                                                ---------    ---------
          Total Operating Expenses                                              1,857,630    1,805,334
                                                                                ---------    ---------
          Operating Income (Loss)                                                  10,792      (41,996)

Other Income (Expense)
     Interest income                                                               13,519        7,259
     Interest expense                                                             (67,793)     (76,739)
     Interest capitalized                                                           1,449        4,165
     Other, net                                                                    10,786       10,428
                                                                                ---------    ---------
           Other Income (Expense), Net                                            (42,039)     (54,887)
                                                                                ---------    ---------
Income (Loss) Before Taxes                                                        (31,247)     (96,883)

Income Tax Provision (Credit)                                                       1,046            -
                                                                                ---------    ---------
     Net Income (Loss)                                                            (32,293)     (96,883)

Preferred Dividend Requirement                                                    (22,274)     (20,583)
                                                                                ---------    ---------
Net Income (Loss) Applicable to Common Stockholders                            $  (54,567)  $ (117,466)
                                                                                =========    =========

Income (Loss) per Common Share                                                 $    (0.86)  $    (1.91)
                                                                                =========    =========

Shares Used for Computation (000)                                                  63,618       61,627



See accompanying Note to Condensed Consolidated Financial Statements.











USAir Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 1996 (unaudited) and December 31, 1995        (dollars in thousands except per share amounts)
=======================================================================================================
                                                                              March 31,    December 31,
                    ASSETS                                                      1996           1995
                                                                              ---------     ---------
Current Assets
     Cash and cash equivalents                                              $  785,939     $  881,854
     Short-term investments                                                     45,487         19,831
     Receivables, net                                                          443,369        322,122
     Materials and supplies, net                                               243,700        248,144
     Prepaid expenses and other                                                133,331        111,131
                                                                             ---------      ---------
          Total current assets                                               1,651,826      1,583,082

Property and Equipment
    Flight equipment      	                                                  5,229,665      5,251,742
    Ground property and equipment                                            1,077,478      1,073,720
    Less accumulated depreciation and amortization              	           (2,340,793)    (2,301,059)
                                                                             ---------      ---------
                                                                             3,966,350      4,024,403
    Purchase deposits                                                           24,361         17,026
                                                                             ---------      ---------
          Property and equipment, net                                        3,990,711      4,041,429

Other Assets
    Goodwill, net                                                              506,550        510,562
    Other intangibles, net                                                     313,039        312,786
    Other assets, net                                                          527,201        507,149
                                                                             ---------      ---------
          Total other assets                                                 1,346,790      1,330,497
                                                                             ---------      ---------
                                                                            $6,989,327     $6,955,008
                                                                             =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt                                    $   88,187      $  80,721
    Accounts payable                                                           300,691        325,330
    Traffic balances payable and unused tickets                                834,008        607,170
    Accrued expenses                                                         1,336,991      1,471,475
                                                                             ---------      ---------
          Total current liabilities                                          2,559,877      2,484,696

Long-term Debt, Net of Current Maturities                                    2,699,231      2,717,085

Deferred Credits and Other Liabilities
    Deferred gains, net                                                        380,167        386,947
    Postretirement benefits other than pensions, non-current                 1,034,426      1,015,623
    Non-current employee benefit liabilities and other                         420,257        427,726
                                                                             ---------      ---------
           Total deferred credits and other liabilities                      1,834,850      1,830,296

Commitments and Contingencies

Redeemable Cumulative Convertible Preferred Stock
    Series A, 358,000 shares issued, no par value                              358,000        358,000
      (redemption value of $422,286 at March 31,1996)
    Series F, 30,000 shares issued, no par value                               300,000        300,000
      (redemption value of $334,853 at March 31,1996)
    Series T, 10,000 shares issued, no par value                               100,719        100,719
      (redemption value of $111,240 at March 31,1996)
Stockholders' Equity (Deficit)
    Series B cumulative convertible preferred stock, no par value,             213,153        213,153
      4,263,000 depositary shares issued (liquidation preference of
      $243,461 at March 31,1996)
Common stock, par value $1 per share, authorized 150,000,000    	               63,782         63,449
      shares, issued and outstanding 63,782,000 and
      63,449,000 shares, respectively
Paid-in capital                                                              1,367,929      1,362,756
Retained earnings (deficit)                                                 (2,330,504)    (2,298,211)
Deferred compensation	                                                         (99,622)       (98,847)
Adjustment for minimum pension liability                                       (78,088)       (78,088)
                                                                             ---------      ---------
       Total stockholders' equity (deficit)	                                  (863,350)      (835,788)
                                                                             ---------      ---------
                                                                            $6,989,327     $6,955,008
                                                                             =========      =========

See accompanying Note to Condensed Consolidated Financial Statements.



USAir Group, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1996 and 1995 (unaudited)                                   (in thousands)
=======================================================================================================
                                                                                 1996           1995
                                                                                 ----           ----
Cash and cash equivalents beginning of period              	                  $ 881,854     $  429,538

Cash flows from operating activities
     Net income (loss)                                                          (32,293)       (96,883)
     Adjustments to reconcile net income (loss) to cash provided by
     (used for) operating activities
          Depreciation and amortization                                          81,526         87,714
          Loss (gain) on disposition of property                                  3,454         (1,558)
          Amortization of deferred gains and credits                             (6,915)        (6,905)
          Other                                                                   1,412         (2,173)
          Changes in certain assets and liabilities
               Decrease (increase) in receivables                              (121,247)      (119,932)
               Decrease (increase) in materials, supplies, prepaid expenses
                    and intangible pension assets                               (15,481)       (11,879)
               Increase (decrease) in traffic balances payable and unused
                    tickets                                                     226,838        149,971
               Increase (decrease) in accounts payable and accrued expenses    (165,923)       (18,198)
               Increase (decrease) in postretirement benefits other than
                    pensions, non-current                                        18,803         17,174
                                                                                -------        -------
                    Net cash provided by (used for) operating activities         (9,826)        (2,669)

Cash flows from investing activities
     Aircraft acquisitions and purchase deposits, net                            (3,385)       (20,531)
     Additions to other property                                                (29,693)       (18,327)
     Proceeds from disposition of property                                        3,555         36,928
     Change in short-term investments                                           (25,695)             -
     Change in restricted cash and investments                                      985          2,565
     Other                                                                      (11,903)           177
                                                                                -------        -------
                    Net cash provided by (used for) investing activities        (66,136)           812

Cash flows from financing activities
    	Issuance of debt                                                           103,002               -
    	Reduction of debt                                                         (123,551)        (16,556)
  	  Issuance of Common Stock                                                       596           5,509
                                                                                -------         -------
                     Net cash provided by (used for) financing activities       (19,953)        (11,047)
                                                                                -------         -------
Net increase (decrease) in cash and cash equivalents                            (95,915)     	  (12,904)
                                                                                -------         -------
Cash and cash equivalents end of period                                      $  785,939      $  416,634
                                                                                =======         =======
Noncash investing and financing activities
    	Issuance of debt - refinancing of debt secured by aircraft  	           $  159,998      $        -
                                                                                =======         =======
    	Reduction of debt - refinancing of debt secured by aircraft  	          $  154,422      $        -
                                                                                =======         =======
    	Issuance of debt - aircraft acquisitions                                $    4,585      $  101,215
                                                                                =======         =======
	    Underwriter's fees - refinancing of debt secured by aircraft            $    2,488      $        -
                                                                                =======         =======

See accompanying Note to Condensed Consolidated Financial Statements.


                                                   3

USAir Group, Inc.
Note to Condensed Consolidated Financial Statements
(Unaudited)



(1)     Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of USAir Group, Inc. ("USAir Group" or the "Company") and its wholly-owned subsidiaries USAir, Inc. ("USAir"), Piedmont Airlines, Inc., PSA Airlines, Inc. (formerly Jetstream International Airlines, Inc.), Allegheny Airlines, Inc. (formerly Pennsylvania Commuter Airlines, Inc.), USAir Leasing and Services, Inc., USAir Fuel Corporation, Material Services Company, Inc. and The OR Group, Inc. (the "OR Group").

     The OR Group was incorporated in February 1996 and is a wholly-owned subsidiary of USAir Group. OR Group provides resource allocation consulting services and decision-making support systems to USAir, which is currently OR Group's only customer.

     Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain 1995 amounts have been reclassified to conform with 1996 classifications.

     These interim period Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.






                    (this space intentionally left blank)

USAir, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1996 and 1995 (unaudited)                                   (in thousands)
=======================================================================================================



                                                                               1996             1995
                                                                               ----             ----
Operating Revenues
     Passenger transportation                                             $  1,551,579    $  1,486,590
     Cargo and freight                                                          37,308          40,071
     Other                                                                     150,728         137,829
                                                                             ---------       ---------
          Total Operating Revenues                                           1,739,615       1,664,490

Operating Expenses
     Personnel costs                                                           713,751         693,564
     Aviation fuel                                                             155,795         155,637
     Commissions                                                               123,535         134,924
     Aircraft rent                                                             102,415         100,831
     Other rent and landing fees                                                96,357         102,004
     Aircraft maintenance                                                       86,539          74,927
     Depreciation and amortization                                              77,738          83,659
     Other, net                                                                392,395         369,248
                                                                             ---------       ---------
          Total Operating Expenses                                           1,748,525       1,714,794
                                                                             ---------       ---------

           Operating Income (Loss)                                              (8,910)        (50,304)

Other Income (Expense)
     Interest income                                                            13,410           7,154
     Interest expense                                                          (71,447)        (73,105)
     Interest capitalized                                                        1,449           4,165
     Other, net                                                                 10,860          10,266
                                                                             ---------       ---------
         Other Income (Expense), Net                                           (45,728)        (51,520)
                                                                             ---------       ---------

Income (Loss) Before Taxes                                                     (54,638)       (101,824)

Income Tax Provision (Credit)                                                      292               -
                                                                             ---------       ---------

     Net Income (Loss)                                                    $    (54,930)   $   (101,824)
                                                                             =========       =========





See accompanying Note to Condensed Consolidated Financial Statements.










USAir, Inc.
Condensed Consolidated Balance Sheets
March 31, 1996 (unaudited) and December 31, 1995         (dollars in thousands except per share amount)
=======================================================================================================
                                                                            March 31,      December 31,
                                ASSETS                                        1996              1995
Current Assets
     Cash and cash equivalents                                          $    782,712     $    879,613
     Short-term investments                                                   45,487           19,831
     Receivables, net                                                        444,680          321,755
     Materials and supplies, net                                             213,359          222,245
     Prepaid expenses and other                                              120,647           97,922
                                                                           ---------        ---------
          Total  current assets                                            1,606,885        1,541,366
Property and Equipment
    Flight equipment                                                       4,998,231        5,021,520
    Ground property and equipment                                          1,056,173        1,052,706
    Less accumulated depreciation and amortization                        (2,259,371)      (2,222,814)
                                                                           ---------        ---------
                                                                           3,795,033        3,851,412
    Purchase deposits                                                         24,361           17,026
                                                                           ---------        ---------
          Property and equipment, net                                      3,819,394        3,868,438
Other Assets
    Goodwill, net                                                            506,550          510,562
    Other intangibles, net                                                   312,792          312,539
    Other assets, net                                                        611,833          590,622
                                                                           ---------        ---------
          Total other assets                                               1,431,175        1,413,723
                                                                           ---------        ---------
                                                                        $  6,857,454     $  6,823,527
                                                                           =========        =========
       LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
     Current maturities of long-term debt	                              $     83,874     $     77,496
     Accounts payable                                                        301,061          325,079
     Payable to parent company                                               176,122          100,344
     Traffic balances payable and unused tickets                             875,442          638,019
	     Accrued expenses                                                     1,308,529        1,435,194
                                                                           ---------        ---------
          Total current liabilities                                        2,745,028        2,576,132

Long-term Debt, Net of Current Maturities
    Long-term debt                                                         2,657,587       2,674,376
    Note payable - parent company                                                  -          67,556
                                                                           ---------       ---------
          Total long-term debt, net of current maturities	                 2,657,587       2,741,932

Deferred Credits and Other Liabilities
    Deferred gains, net                                                      376,392         382,995
    Postretirement benefits other than pensions, non-current	              1,034,176       1,015,373
    Non-current employee benefit liabilities and other                       410,374         418,268
                                                                           ---------       ---------
           Total deferred credits and other liabilities                    1,820,942       1,816,636

Stockholder's Equity (Deficit)
  Common stock, par value $1 per share, authorized 1,000 shares,
    issued and outstanding 1,000 shares                                            1               1
  Paid-in capital                                                          2,416,131       2,416,131
  Retained earnings (deficit)                                             (2,704,240)     (2,649,310)
  Adjustment for minimum pension liability                                   (77,995)        (77,995)
                                                                           ---------       ---------
           Total stockholder's equity (deficit)	                            (366,103)       (311,173)
                                                                           ---------       ---------
                                                                        $  6,857,454    $  6,823,527
                                                                           =========       =========


See accompanying Note to Condensed Consolidated Financial Statements.
                                                   6



USAir, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1996 and 1995 (unaudited)                                   (in thousands)

                                                                                1996             1995
                                                                                ----             ----
Cash and cash equivalents beginning of period 	                              $ 879,613      $  428,925

Cash flows from operating activities
     Net income (loss)                                                         (54,930)       (101,824)
     Adjustments to reconcile net income (loss) to cash provided by
     (used for) operating activities
           Depreciation and amortization                                        77,738          83,659
           Loss (gain) on disposition of property                                3,466          (1,329)
           Amortization of deferred gains and credits                           (6,603)         (6,603)
           Other                                                                (3,448)         (1,876)
           Changes in certain assets and liabilities
                 Decrease (increase) in receivables                           (122,925)       (119,762)
                 Decrease (increase) in materials, supplies, prepaid
                   expenses and intangible pension assets                      (11,564)        (13,675)
                 Increase (decrease) in traffic balances payable
                   and unused tickets	                                         237,423         161,493
                 Increase (decrease) in accounts payable and accrued
                   expenses                                                   (150,880)        (16,575)
                 Increase (decrease) in postretirement benefits
                   other than pensions, non-current                             18,803          17,174
                                                                               -------         -------
                       Net cash provided by (used for) operating activities    (12,920)            682

Cash flows from investing activities
     Aircraft acquisitions and purchase deposits, net                           (3,385)        (20,531)
     Additions to other property                                               (27,979)        (17,337)
     Proceeds from disposition of property                                       3,483          36,617
     Change in short-term investments                                          (25,695)              -
     Change in restricted cash and investments                                     985           2,565
     Other                                                                     (11,903)            177
                                                                               -------         -------
                       Net cash provided by (used for) investing activities    (64,494)          1,491

Cash flows from financing activities
      Issuance of debt                                                         103,002               -
      Reduction of debt                                                       (122,489)        (15,240)
                                                                               -------         -------
                       Net cash provided by (used for) financing activities    (19,487)        (15,240)
                                                                               -------         -------
Net increase (decrease) in cash and cash equivalents                           (96,901)        (13,067)
                                                                               -------         -------
Cash and cash equivalents end of period                                     $  782,712      $  415,858
                                                                               =======         =======
Noncash investing and financing activities
    Issuance of debt - refinancing of debt secured by aircraft              $  159,998      $        -
                                                                               =======         =======
    Reduction of debt - refinancing of debt secured by aircraft             $  154,422      $        -
                                                                               =======         =======
    Reduction of parent company debt - aircraft acquisitions                $   68,641      $        -
                                                                               =======         =======
    Issuance of debt - aircraft acquisitions                                $    4,585      $  101,215
                                                                               =======         =======
    Underwriter's fees - refinancing of debt secured by aircraft            $    2,488      $        -
                                                                               =======         =======

See accompanying Note to Condensed Consolidated Financial Statements.


                                                      7


USAir, Inc.
Note to Condensed Consolidated Financial Statements
(Unaudited)



(1)     Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of USAir, Inc. ("USAir") and its wholly-owned subsidiary USAM Corp. USAir is a wholly-owned subsidiary of USAir Group, Inc.

     Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain 1995 amounts have been reclassified to conform with 1996 classifications.

     These interim period Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in USAir's Annual Report on Form 10-K for the year ended December 31, 1995.









                     (this space intentionally left blank)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion relates to the financial condition and results of operations of USAir Group, Inc. ("USAir Group" or the "Company"). USAir, Inc. ("USAir") is the Company's principal subsidiary and accounted for approximately 92% of the Company's operating revenues for the first quarter of 1996. Except where noted, the following discussion is based primarily upon USAir's financial condition, results of operations and future prospects.

     The Company recognized a net loss of $32.3 million for the first quarter of 1996. USAir, whose results include USAir's wholly-owned subsidiary USAM Corp., recorded a net loss of $54.9 million for the same period. The Company estimates that severe winter weather within the Eastern United States and the partial Federal Government shutdown adversely affected first quarter 1996 revenues by approximately $55 million.

     The factors that contributed to the Company's 1995 results continued during the first quarter of 1996. The Company recorded net income of $119.3 million for full-year 1995 - its first profitable year since 1988. The domestic economic climate and capacity and pricing trends in markets served by the Company's airline subsidiaries have remained relatively stable. Despite USAir's cost reduction efforts, which also contributed to the Company's improved financial performance during 1995, USAir continues to be the highest-cost major air carrier in the United States. USAir's high cost structure relative to its major competitors results in USAir being particularly susceptible to adverse changes in general economic and market conditions. However, barring unforeseen or unusual events, the Company currently believes that it will realize pre-tax income for full-year 1996.

     Stephen M. Wolf, Chairman of the Board of Directors and Chief Executive Officer of both the Company and USAir, and Rakesh Gangwal, President of both companies, recently held a series of employee meetings where they presented their assessment of USAir's competitive position. The focal point of these meetings was to communicate senior management's belief that USAir must lower its personnel costs, increase employee productivity, increase the quality of USAir's service and customer satisfaction and grow in size to ensure long-term viability. The Company remains committed to reducing USAir's personnel costs and improving employee productivity. With regards to the size of USAir, the Company believes that internal growth is preferable, but has not excluded other alternatives.

     Low cost, low fare air carriers continued to expand into markets served by the Company's airline subsidiaries during the first quarter of 1996. Although ValuJet Airlines, Inc. ("ValuJet") announced in late March 1996 that it would temporarily slow its growth rate, it added service at several locations during the first quarter of 1996 where the Company's airline subsidiaries have significant operations. A majority of ValuJet's operations are within the Eastern United States, an area where USAir's departures and capacity (as measured by available seat miles or "ASMs") currently represent approximately 64% and 44%, respectively, of its system totals. In addition, Delta Airlines, Inc. ("Delta") recently announced that its pilots' union has ratified a new contract that allows for the creation of a low cost, low fare operation in mainly short-haul markets within the Eastern United States. Besides the continued competitive threat posed by the growth of low cost, low fare air carriers in markets served by the Company's airline subsidiaries, the ability of Delta to establish a low cost, low fare product further emphasizes the need for USAir to lower its cost structure in order to be competitive and ensure long-term viability.

     USAir's contract with the International Association of Machinists and Aerospace Workers ("IAM") became open for negotiations in October of 1995. Talks between USAir and the IAM continued during the first quarter of 1996. USAir's contract with the Air Line Pilots Association ("ALPA") became open for negotiations on April 30, 1996 and collective bargaining talks have begun. USAir cannot predict the outcome of these negotiations at this time or if it will be able to secure meaningful wage and benefit concessions and productivity improvements from its unionized employee groups.

     In April 1996, USAir introduced electronic ticketing or "ticketless travel" as an option for customers traveling within the United States on USAir or USAir Express. Electronic ticketing enables a customer to book a flight through USAir's reservations system and receive a confirmation number instead of a paper ticket. The Company believes that electronic ticketing enhances customer convenience and will help reduce USAir's distribution costs. Distribution costs currently account for approximately $1 billion of the Company's annual operating expenses. Initial customer response to electronic ticketing has been favorable. USAir is working to expand electronic ticketing to international service and USAir Shuttle flights. USAir is also working with the major computer reservation systems to make electronic ticketing available to travel agencies.

     Pursuant to the Investment Agreement between British Airways and USAir Group, British Airways has the right to maintain its proportionate ownership of USAir Group's securities under certain circumstances by purchasing additional shares of certain series. British Airways has advised USAir Group that it would not exercise the right (triggered by issuances of Common Stock of USAir Group pursuant to certain USAir Group benefit plans during the nine months ended March 31, 1996) to buy additional shares of Series T Cumulative Convertible Exchangeable Senior Preferred Stock.

Results of Operations
=====================

     USAir Group recorded a net loss of $32.3 million for the first quarter of 1996, an improvement of $64.6 million (or 66.7%) as compared to the first quarter of 1995. After provision for preferred stock dividends (see Part II, Item 3, of this report for additional information regarding the Company's deferral of preferred stock dividends), the Company lost $54.6 million during the first quarter of 1996, or $0.86 per common share. USAir's $54.9 million net loss for the first quarter of 1996 was an improvement of $46.9 million (or 46.1%) over its $101.8 million loss for the first quarter of 1995.

     During the first quarter of 1996, USAir reduced capacity (ASMs) by 11.4% versus first quarter of 1995. For the same comparative periods, USAir boarded 6.0% fewer scheduled service revenue passengers and experienced a 4.1% decrease in scheduled service revenue passenger miles (scheduled service revenue passengers multiplied by the number of miles that they are flown or "RPMs"), but realized an 8.8% increase in yield (revenue per RPM) and a 4.9 percentage point increase in load factor (percentage of seats occupied by revenue passengers). The capacity decrease reflects USAir's schedule reductions during mid-1995 and the effects of the harsh weather experienced in the Eastern United States during the first quarter of 1996. The Company estimates that approximately 1.5% of the quarter

- -over-quarter capacity decrease is due to weather factors. USAir believes that it has been able to recapture most of the revenues from flights eliminated as the result of its schedule reductions. USAir's capacity (ASMs) for full-year 1996 is expected to be 2.5% less than for full-year 1995.

     The increase in yield for the first quarter of 1996 as compared to the first quarter of 1995 was primarily driven by capacity and pricing factors that prevailed during the first quarter of 1995, as well as select fare increases that were put in place by USAir during the first quarter of 1996. During the first quarter of 1995, USAir was facing considerable competitive pressure from the low fare, "no frills" product, "Continental Lite," offered by Continental Airlines, Inc. ("Continental"). In response to Continental Lite, USAir selectively reduced fares in certain markets to maintain market share. Continental eliminated its Continental Lite operation early in the second quarter of 1995. USAir estimates that its yield will increase for the second quarter of 1996 as compared to the second quarter of 1995, but remain relatively flat or decrease slightly as compared to 1995 results for the remainder of 1996 due to competitive factors.

     USAir's unit cost, or cost per ASM, was 12.81 cents for the first quarter of 1996, a 15.6% increase versus the first quarter of 1995. This increase is primarily the result of relatively flat operating expenses applied over 11.4% less capacity (ASMs). USAir estimates that its unit cost for full-year 1996 will be approximately 8% higher than for full-year 1995, reflecting slightly higher operating expenses and less capacity year-over-year. However, this estimate is dependent on a number of factors that are generally outside of the Company's control, including, for example, aviation fuel prices and weather-related factors.

     The following section provides an overview of changes in certain components of the Company's results of operations for the first quarter of 1996 as compared to the first quarter of 1995. See Exhibit 99 to this Report for USAir operating and financial statistics.

Operating Revenues
- ------------------

Passenger Transportation - USAir's Passenger Transportation revenues increased $65.0 million, or 4.4%, with the remainder of the $91.2 million increase attributable to the Company's regional airline subsidiaries. USAir's increase is the result of an 8.8% increase in yield partially offset by a 4.1% decrease in scheduled service RPMs. As mentioned above, USAir selectively increased fares during the first quarter of 1996. Collectively, both revenue passengers and yield increased for the Company's regional airline subsidiaries. The Company's regional airline subsidiaries are operating certain routes formerly flown by USAir using jet aircraft. In addition to other factors discussed previously, the Company's Passenger Transportation revenues may have been stimulated by the expiration of the 10% Federal Transportation Tax on January 1, 1996. USAir and its regional affiliates stopped collecting this tax from customers when it lapsed. The Company cannot estimate the dollar impact of the lapse of this tax on its Passenger Transportation revenues due to the complexity and number of factors that contribute to the Company's performance in this area.

Other Operating Revenues - Fees received by USAir from USAir Express carriers (other than the fees USAir receives from the Company's three wholly-owned regional air carriers, which are eliminated during the consolidation of the Company's results of operations) increased due to higher passenger volumes and a higher per-passenger fee structure. In addition, USAir had increased revenues from USAir Club membership renewals (a special renewal incentive program was offered during the first quarter of 1996) and reservation cancellation fees. Revenues received from the wet lease arrangement with British Airways decreased approximately $6.9 million due to the phase-out of these arrangements. Increases in this category are largely offset by increases in the Other Operating Expenses category.

Operating Expenses
- ------------------

Personnel Costs - Interest rate-driven increases in pension and post-retirement benefits expenses, contractual wage increases that USAir's pilot and flight attendant employee groups received in January 1996 and wage increases received by certain non-contract employees effective January 1, 1996, combined to more than offset personnel complement decreases. USAir's pilots and flight attendants also received contractual wage increases in January 1995 and July 1995, respectively, and USAir's mechanics received contractual wage increases in March 1995. USAir had approximately 39,959 full-time equivalent employees on March 31, 1996 versus 41,887 full-time equivalent employees on March 31, 1995. The Company also recognized expenses of approximately $10.1 million during the first quarter of 1996 related to restricted stock grants, sign-on bonuses, severance payments and other compensation related to recent management changes. The Company expects to recognize additional expenses related to executive compensation during the second quarter of 1996. The Company did not recognize expenses related to profit sharing plans during the first quarter of 1996, but expects to record such expenses from the second quarter of 1996 through the end of the year, subject to the Company's profitability and the terms of the profit sharing plans.

Aviation Fuel - Consumption decreased approximately 33 million gallons, but was offset by the effects of a 6.55 cent increase in the average cost of aviation fuel per gallon. USAir experienced even higher aviation fuel prices during April 1996; however, the Company cannot predict whether or not this trend will continue. Sustained increases in the price of aviation fuel would have a materially adverse effect on the Company's results of operations. Based on current consumption, each one cent increase in USAir's cost of aviation fuel per gallon translates into an increase of approximately $11 million in USAir's annual aviation fuel expense. See Other Operating Expenses below related to Federal taxes on aviation fuel.

Commissions - Decreased primarily due to the effects of the revised rate structure for commissions paid to travel agencies, which went into effect during February 1995.

Other Rent and Landing Fees - Decreased due mainly to credits received by USAir from certain airport facilities related to 1995 activity (these facilities experienced lower operating costs than expected) and an increase in the sublease of certain facilities to third parties. USAir also experienced a slight decrease in landing fees expenses quarter-over-quarter due to capacity reductions.

Aircraft Maintenance - Efficiencies gained from re-engineering efforts in USAir maintenance areas and the effects of fewer operating aircraft in USAir's fleet were more than offset by timing factors and an increase in the rate-per-engine USAir pays to an outside contractor to overhaul certain jet engines.

Aircraft Rent - Increased due primarily to two leased Boeing 767-200ER aircraft re-entering USAir's operating fleet during the first quarter of 1996. USAir recognized expenses related to these two aircraft in the Other Operating Expenses category while they were operated by British Airways (see also Other Operating Revenues).

Depreciation and Amortization - Decreased due mainly to fewer owned aircraft in USAir's operating fleet. During 1995, USAir sold 13 owned Boeing 737-300 aircraft and took delivery of 7 new Boeing 757-200 aircraft.

Other Operating Expenses - Increased primarily due to additional Federal taxes on aviation fuel and increases in insurance, de-icing fluid and communications-related costs. The Federal Excise Tax on Transportation Fuels, which USAir and the Company's regional airline subsidiaries became obligated to pay beginning October 1, 1995, totaled approximately $10 million for the first quarter of 1996. Expenses related to the wet lease arrangements with British Airways decreased approximately $6.9 million due to the recent termination of two of the three wet leases (see also Other Operating Revenues and Aircraft Rent).

Other Income (Expense)
- ---------------------

Interest Income - Increased due mainly to higher Cash and Cash Equivalents and Short-Term Investments balances period-over-period.

Interest Expense - Decreased primarily as the result of less long-term debt outstanding period-over-period. USAir made early debt repayments totaling approximately $202.1 million during 1995.

Liquidity and Capital Resources
===============================

     Net cash used for operations was $9.8 million for the first quarter of 1996. As of March 31, 1996, Cash and Cash Equivalents totaled $785.9 million and Short-Term Investments totaled $45.5 million. USAir also had $99.0 million deposited in trust accounts to collateralize letters of credit and worker's compensation policies at quarter-end. These deposits are included in the Other Asset category on the Company's Condensed Consolidated Balance Sheets.

     The Company is highly leveraged. The Company and USAir require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. In addition, the Company currently does not have access to a short-term credit or receivables sale facilities. However, based on current projections, the Company expects to satisfy its liquidity requirements for the remainder of 1996 through a combination of cash on hand and cash flows from operations. USAir has committed financing for a significant portion of the purchase price for each of its scheduled 1998 aircraft deliveries. The Company's expectations are subject to revision; changes in certain factors that are generally outside the Company's control, such as the general economic environment, intensified competition from low cost, low fare air carriers or operations and the price of aviation fuel, could have a materially adverse effect on the Company's liquidity, financial condition and results of operations.

     Investing activities during the first quarter of 1996 included cash outflows of $33.1 for the acquisition of assets ($3.4 million related to progress payments for Boeing 757-200 aircraft scheduled for delivery in 1998 and $29.7 million related to the purchase of rotables, hush kits, computer equipment and various ground support equipment). The Company's Short-Term Investments increased by $25.7 million during the period and the Other investing uses of cash category includes $12.2 million related to the purchase of debt issued by Shuttle, Inc. The net cash used by investing activities during the first quarter of 1996 was $66.1 million.

     Net cash used by financing activities during the first quarter of 1996 was $20.0 million. USAir sold $263.0 million principal amount of Enhanced Equipment Notes ("Enhanced Notes") during the first quarter of 1996 through a private placement offering under Securities and Exchange Commission Regulation 144A. USAir used the proceeds from the offering as part of the funds necessary to repay in full the indebtedness incurred in connection with certain 757-200 aircraft delivered to USAir in 1994 and 1995. The transaction is reflected on the Company's Condensed Consolidated Statements of Cash Flows as proceeds from the issuance of debt of $103.0 million and a "non-cash" issuance of debt of $160.0 million. The non-cash component reflects proceeds that USAir directed to reduce debt and pay underwriter's fees at the time of the offering. USAir used cash proceeds it received from the offering and additional funds to make debt repayments of approximately $105.5 million immediately following the offering. The Enhanced Notes are secured by 9 757-200 aircraft. In addition to the refinancing transaction, the Company's subsidiaries made scheduled debt repayments of approximately $18.1 million during the first quarter of 1996. USAir also incurred new debt of $4.6 million associated with progress payments for Boeing 757-200 aircraft scheduled for delivery in 1998. The $4.6 million is reflected as non-cash activity in the Company's Condensed Consolidated Statements of Cash Flows because USAir incurred the related debt in conjunction with the payment of the progress payments. As mentioned above, USAir has committed financing for a significant portion of the purchase price for each of its scheduled 1998 aircraft deliveries.

     As of March 31, 1996, USAir Group's ratio of current assets to current liabilities was 0.65 to 1 and the debt component of USAir Group's capitalization structure was greater than 100% (and also greater than 100% if the three series of mandatorily redeemable preferred stock are considered to be debt) due to a net capital deficiency.






(this space intentionally left blank)

Part II.  Other Information

Item 1.  Legal Proceedings

     There are no significant developments in the pending legal proceedings as previously reported on the Annual Report of USAir Group and USAir on Form 10-K for the year ended December 31, 1995, and no new material legal proceedings have commenced during the time period covered by this interim report.

Item 3.  Defaults Upon Senior Securities

     As of March 31, 1996, the Company believes that it was legally prohibited from paying dividends on or repurchasing or redeeming its capital stock due to the provisions of Section 170 of the Delaware General Corporation Law ("Delaware Law"), which require a company to maintain a capital surplus in order to pay dividends on or repurchase or redeem its capital stock. In addition, as of March 31, 1996, the Company does not believe that it can comply with certain provisions of Delaware Law which permit a company with a capital deficit to pay dividends on its capital stock under special circumstances.

      The Company deferred quarterly dividend payments on all outstanding series of its preferred stock beginning with payments due September 30, 1994. The outstanding issues of preferred stock are the: 9 1/4 % Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") owned by affiliates of Berkshire Hathaway, Inc.; Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock") and Series T Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T Preferred Stock") both owned by an affiliate of British Airways Plc; and the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") which is publicly held.

      The redemption value of the Series A Preferred Stock at March 31, 1996 was $422.3 million (face amount of $358.0 million plus deferred dividends and interest thereon of $64.3 million). The redemption values of the Series F and Series T Preferred Stock at March 31, 1996 were $334.9 million (face amount of $300.0 million plus deferred dividends and interest thereon of $34.9 million) and $111.2 million (face amount of $100.7 million plus deferred dividends and interest thereon of $10.5 million), respectively. The liquidation preference of the Series B Preferred Stock was $243.5 million (face amount of $213.2 million plus deferred dividends of $30.3 million) at March 31, 1996.

     There can be no assurance when or if the Company will resume preferred dividend payments.

Item 5.  Other Information

     Two unions are engaged in efforts to unionize USAir's passenger service employees. The Railway Labor Act (the "RLA") governs, and the National Mediation Board (the "NMB") has jurisdiction over, such campaigns. Under the RLA, the NMB could order an election among a class or craft of eligible employees if a union submitted an application to the NMB supported by the authorization cards from at least 35% of the applicable class or craft of employees. If the NMB ordered an election and a majority of the eligible employees voted for representation, USAir would be required to negotiate a collective bargaining agreement with the union that wins the election. On April 24 and 25, 1996, respectively, the International Association of Machinists and Aerospace Workers and the Communications Workers of America filed applications with the NMB requesting that an election be held among USAir's passenger service employees, a class or craft of approximately 10,000 workers consisting primarily of USAir's ticket counter/gate agents and reservation agents. The NMB is in the process of determining whether these applications are supported by sufficient authorization cards to warrant an election. USAir cannot predict whether an election will be held among the passenger service class or craft and the outcome of the election, if held.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Designation                          Description

3.1	Restated Certificate of Incorporation of USAir Group
(incorporated by reference to Exhibit 3.1 to USAir Group's Registration Statement on Form 8-B dated January 27, 1983), including the Certificate of Amendment dated May 13, 1987 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1987), the Certificate of Increase dated June 30, 1987 (incorporated by reference to Exhibit 3 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended
June 30, 1987), the Certificate of Increase dated October 16, 1987 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987), the Certificate of Increase dated August 7, 1989 (incorporated by reference to Exhibit 3.1 to USAir Group's Annual Report on Form 10-K for the year ended December 31, 1989), the Certificate of Increase dated April 9, 1992 (incorporated by reference to Exhibit 3.1 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1992), the Certificate of Increase dated January 21, 1993 (incorporated by reference to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1992), and the Certificate of Amendment dated May 26, 1993 (incorporated by reference to Appendix II to USAir Group's Proxy Statement dated April 26,
1993).

3.2	By-Laws of USAir Group (incorporated by reference to Exhibit 3.2 of USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1995).

3.3	Rights Agreement, dated as of July 29, 1989, as amended and
restated as of January 21, 1993, between USAir Group and Chemical Bank, as Rights Agent (incorporated by reference to Exhibit 28.4 to USAir Group's Current Report on Form 8-K dated January 21,
1993).

3.4	Restated Certificate of Incorporation of USAir (incorporated by reference to Exhibit 3.1 to USAir's Registration Statement on
Form 8-B dated January 27, 1983).

3.5	By-Laws of USAir (incorporated by reference to Exhibit 3.2 of
USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1995).


4.1	Amended Certificate of Designation, Preferences, and Rights of
the Series D of Junior Preferred Stock of USAir Group
(incorporated by reference to Exhibit 4(c) to USAir Group's
Current Report on Form 8-K dated August 11, 1989).

4.2	Certificate of Designation of Series A Cumulative Convertible
Preferred Stock of USAir Group (incorporated by reference to
Exhibit 4(b) to USAir Group's Current Report on Form 8-K dated
August 11, 1989).

4.3	Certificate of Designation of Series B Cumulative Convertible
Preferred Stock of USAir Group (incorporated by reference to
Exhibit 3.3 to Amendment No. 4 to USAir Group's Registration
Statement on Form S-3 (Registration No. 33-39540) dated May 17,
1991).

4.4	Agreement between USAir Group and Berkshire Hathaway Inc. dated
August 7, 1989 (incorporated by reference to Exhibit 4(a) to
USAir Group's Current Report on Form 8-K dated August 11, 1989).

4.5	Certificate of Designation of Series F Cumulative Convertible
Senior Preferred Stock of USAir Group (incorporated by reference to Exhibit 28.2 to USAir Group's Current Report on Form 8-K dated
January 21, 1993).

4.6	Form of Certificate of Designation of Series T Cumulative
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

10.3	Executive Incentive Compensation Plan of USAir Group, Inc. as
amended and restated December 1, 1995 (incorporated by reference to the Exhibit 10.3 to USAir Group's and USAir's Annual Report on
Form 10-K for the year ended December 31, 1995).

10.4	USAir, Inc. Officers' Supplemental Benefit Plan (incorporated by reference to Exhibit 10.5 to USAir's Annual Report on Form 10-K for the year ended December 31, 1980).

10.5	USAir, Inc. Supplementary Retirement Benefit Plan (incorporated by reference to Exhibit 10.5 to USAir Group's Annual Report on
Form 10-K for the year ended December 31, 1989).

10.6	USAir, Inc. Supplemental Executive Defined Contribution Plan
(incorporated by reference to Exhibit 10.6 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December
31, 1994).

10.7	USAir Group's 1984 Stock Option and Stock Appreciation Rights
Plan (incorporated by reference to Exhibit A to USAir Group's
Proxy Statement dated March 30, 1984).

10.8	USAir Group's 1988 Stock Incentive Plan (incorporated by
reference to Exhibit 10.15 to USAir Group's Annual Report on Form
10-K for the year ended December 31, 1987).

10.9	USAir Group's 1992 Stock Option Plan (incorporated by reference to Exhibit A to USAir Group's Proxy Statement dated March 30,
1992).

10.10	USAir Group's 1996 Stock Incentive Plan (incorporated by
reference to Exhibit A to USAir Group's Proxy Statement dated
April 15, 1996).

10.11	Employment Agreement between USAir and its Chief Executive
Officer (incorporated by reference to the Exhibit 10.11 to USAir
Group's and USAir's Annual Report on Form 10-K for the year ended
December 31, 1995).

10.12	Employment Agreement between USAir and its President and Chief
Operating Officer (incorporated by reference to the Exhibit 10.12 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1995).

10.13	Employment Agreement between USAir and its Executive Vice
President-Corporate Affairs and General Counsel. (incorporated by reference to the Exhibit 10.13 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1995).

10.14	Agreement between USAir and its Chief Executive Officer with respect to certain employment arrangements (incorporated by reference to the Exhibit 10.14 to USAir Group's and USAir's
Annual Report on Form 10-K for the year ended December 31, 1995).

10.15	Agreement between USAir and its President and Chief Operating
Officer with respect to certain employment arrangements
(incorporated by reference to the Exhibit 10.15 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended
December 31, 1995).

10.16	Agreement between USAir and its Executive Vice President-
Corporate Affairs and General Counsel with respect to certain employment arrangements (incorporated by reference to the Exhibit
10.16 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1995).

10.17	Employment Agreement between USAir and its former Chief Executive
Officer, as amended by a severance agreement (incorporated by reference to the Exhibit 10.17 to USAir Group's and USAir's
Annual Report on Form 10-K for the year ended December 31, 1995).

10.18	Employment Agreement between USAir and its former President and
Chief Operating Officer, as amended by a severance agreement
(incorporated by reference to the Exhibit 10.18 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended
December 31, 1995).

10.19	Employment Agreement between USAir and its former Executive Vice
President, General Counsel and Secretary, as amended by a severance agreement (incorporated by reference to the Exhibit
10.19 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1995).

10.20	Employment Agreement between USAir and its Executive Vice
President-Marketing (incorporated by reference to the Exhibit
10.20 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1995).

10.21	Trust Agreement dated as of April 1, 1992 between USAir and
Wachovia Bank of North Carolina, N.A. providing for certain compensation arrangements for the Executive Vice President-
Marketing (incorporated by reference to the Exhibit 10.21 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1995).

10.22 Employment Agreement between USAir and its Executive Vice
President-Customer Services (incorporated by reference to the Exhibit 10.22 to USAir Group's and USAir's Annual Report on Form
10-K for the year ended December 31, 1995).

10.23	Agreement between USAir and its Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to the Exhibit 10.23 to USAir Group's and USAir's Annual Report on
Form 10-K for the year ended December 31, 1995).

10.24	Agreement between USAir and its President and Chief Operating
Officer providing supplemental retirement benefits (incorporated by reference to the Exhibit 10.24 to USAir Group's and USAir's
Annual Report on Form 10-K for the year ended December 31, 1995).

10.25	Agreement between USAir and its Executive Vice President-
Corporate Affairs and General Counsel providing supplemental retirement benefits (incorporated by reference to the Exhibit
10.25 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended December 31, 1995).

10.26	Agreement between USAir and its former Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to the Exhibit 10.26 to USAir Group's and USAir's
Annual Report on Form 10-K for the year ended December 31, 1995).

10.27	Agreement between USAir and its former President and Chief
Operating Officer providing supplemental retirement benefits
(incorporated by reference to the Exhibit 10.27 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended
December 31, 1995).

10.28	Agreement between USAir and its former Executive Vice President,
General Counsel and Secretary providing supplemental retirement benefits (incorporated by reference to the Exhibit 10.28 to USAir
Group's and USAir's Annual Report on Form 10-K for the year ended
December 31, 1995).

10.29	Agreement between USAir and its Executive Vice President-
Marketing providing supplemental retirement benefits
(incorporated by reference to the Exhibit 10.29 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended
December 31, 1995).

10.30	Employment Agreement between USAir and its Executive Vice
President-Customer Services providing retirement benefits
(incorporated by reference to the Exhibit 10.30 to USAir Group's and USAir's Annual Report on Form 10-K for the year ended
December 31, 1995).

11	Computation of Primary and Fully-Diluted Earnings Per Share for
the three months ended March 31, 1996 and 1995 for USAir Group, Inc.

27.1	Financial Data Schedule - USAir Group, Inc.

27.2	Financial Data Schedule - USAir, Inc.

99	Airline Operating Statistics for the three months ended March 31,
1996 and 1995 for USAir, Inc.

B.  Reports on Form 8-K

        Date of Report                     Subject of Report


January  17, 1996 News Release dated January 16, 1996 of USAir
Group, Inc. (the "Company") announcing that the
Company's Board of Directors had elected Stephen M.
Wolf as Chairman of the Board of Directors and Chief Executive Officer of the Company and USAir,
Inc.

January  22, 1996 News Release dated January 22, 1996 of USAir
Group, Inc. and USAir, Inc. with consolidated statements of operations for each company for the year ended December 31, 1995.

February 15, 1996 USAir Group, Inc. did not pay the dividend due the holders of its Series B Cumulative Convertible
Preferred on February 15, 1996, the sixth consecutive quarterly dividend deferred.
Accordingly, the holders of such stock are entitled to elect two additional directors to the Company's
Board of Directors.

May 1, 1996 New Release dated April 24, 1996 of USAir
Group, Inc. and USAir, Inc. with consolidated statements of operations for each company for the three months ended March 31, 1996.

                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                                   USAir Group, Inc.
                                                      (Registrant)


Date:  May 10, 1996                      By:   /s/  James A. Hultquist
                                               ---------------------------
                                                    James A. Hultquist
                                                       Controller
                                               (Principal Accounting Officer)




                                                     USAir, Inc.
                                                    (Registrant)


Date:  May 10, 1996                     By:    /s/  James A. Hultquist
                                               -----------------------
                                                    James A. Hultquist
                                                       Controller
                                               (Principal Accounting Officer)