Form 10-Q
period 1996-06-30
USAIR GROUP INC; USAIR INC
filed 1996-08-14
CIK 701345, 714560

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

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

            Yes   X                     No
                -----                       -----
At July 31, 1996, there were outstanding approximately
64,209,000 shares of common stock of USAir Group, Inc. and 1,000 shares of common stock of USAir, Inc.

The registrant USAir, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclosure format.

                         USAir Group, Inc.
                                and
                            USAir, Inc.

                   Quarterly Report on Form 10-Q

                         Table of Contents


Part I.  Financial Information                              	Page

  Item 1A   Financial Statements - USAir Group, Inc.

     Condensed Consolidated Statements of Operations
       -  Three Months and Six Months Ended June 30,
          1996 and 1995                                        1
     Condensed Consolidated Balance Sheets
       -  June 30, 1996 and December 31, 1995                  3
     Condensed Consolidated Statements of Cash Flows
       -  Six Months Ended June 30, 1996 and 1995              5
     Notes to Condensed Consolidated Financial Statements      7

  Item 1B   Financial Statements - USAir, Inc.

     Condensed Consolidated Statements of Operations
       -  Three Months and Six Months Ended June 30,
          1996 and 1995                                       11
     Condensed Consolidated Balance Sheets
       -  June 30, 1996 and December 31, 1995                 12
     Condensed Consolidated Statements of Cash Flows
       -  Six Months Ended June 30, 1996 and 1995             14
     Notes to Condensed Consolidated Financial Statements     16

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                        17

Part II.  Other Information

  Item 1.   Legal Proceedings                                 33

  Item 3.   Defaults Upon Senior Securities                   33

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                  34

  Item 6.   Exhibits and Reports on Form 8-K                  35

Signatures                                                    37

                       Part 1.   Financial Information
                       Item 1A   Financial Statements

USAir Group, Inc.
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
- -------------------------------------------------------------------
(in thousands, except per share amounts)
- ---------------------------------------

                                Three Months Ended      Six Months Ended
                                     June 30,                June 30,
                               --------------------    ---------------------
                                 1996        1995        1996        1995
                                 ----        ----        ----        ----
Operating Revenues
  Passenger transportation    $1,957,169  $1,804,231  $3,634,710  $3,390,616
  Cargo and freight               40,066      39,546      78,243      80,417
  Other                          152,252     139,276     304,956     275,357
                               ---------   ---------   ---------   ---------
    Total Operating Revenues   2,149,487   1,983,053   4,017,909   3,746,390

Operating Expenses
  Personnel costs                791,338     724,923   1,541,544   1,448,921
  Aviation fuel                  180,015     161,226     344,073     323,443
  Commissions                    160,832     153,150     293,137     295,822
  Aircraft rent                   92,072     111,319     205,263     221,020
  Other rent and landing fees    105,350      99,521     205,700     205,198
  Aircraft maintenance            90,484      93,980     190,457     181,641
  Depreciation and amortization   79,135      88,352     160,661     176,065
  Other, net                     404,322     387,468     820,343     773,163
                               ---------   ---------   ---------   ---------
    Total Operating Expenses   1,903,548   1,819,939   3,761,178   3,625,273
                               ---------   ---------   ---------   ---------
    Operating Income (Loss)      245,939     163,114     256,731     121,117

Other Income (Expense)
  Interest income                 16,158      11,732      29,677      18,991
  Interest expense               (67,160)    (76,717)   (134,953)   (153,455)
  Interest capitalized             1,973       2,807       3,422       6,972
  Equity in earnings (loss)
     of affiliates                10,049       8,897      21,311      18,547
  Other, net                        (129)      3,027        (605)      3,804
                               ---------   ---------   ---------   ---------
    Other Income (Exp.), Net     (39,109)    (50,254)    (81,148)   (105,141)
                               ---------   ---------   ---------   ---------
Income (Loss) Before Taxes       206,830     112,860     175,583      15,976


                           (continued on next page)

USAir Group, Inc.
Condensed Consolidated Statements of Operations  (Continued)
Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
- -------------------------------------------------------------------
(in thousands, except per share amounts)
- ---------------------------------------



                                Three Months Ended      Six Months Ended
                                     June 30,                June 30,
                               --------------------    ---------------------
                                 1996        1995        1996        1995
                                 ----        ----        ----        ----
Provision (Credit) for Income
      Taxes                        6,055           -       7,101           -
                               ---------   ---------   ---------   ---------
Net Income (Loss)                200,775     112,860     168,482      15,976

Preferred Dividend Requirement   (22,522)    (21,046)    (44,796)    (41,629)
                               ---------   ---------   ---------   ---------
Net Income (Loss) Applicable
  to Common Stockholders      $  178,253  $   91,814  $  123,686  $  (25,653)
                               =========   =========   =========   =========
Income (Loss) per Common Share
  Primary                     $     2.71  $     1.47  $     1.90  $    (0.41)
  Fully-diluted               $     1.91  $     1.11  $     1.55         N/A

Shares Used for Computation (000)
  Primary                         65,863      62,387      65,266      61,976
  Fully-diluted                  105,019     101,615      95,448         N/A














See accompanying Notes to Condensed Consolidated Financial Statements.

USAir Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 1996 (unaudited) and December 31, 1995
- -----------------------------------------------
(dollars in thousands, except per share amounts)
- -----------------------------------------------

                                                   June 30,     December 31,
                                                     1996           1995
                                                  ----------      -----------
                       ASSETS

Current Assets
  Cash and cash equivalents                       $  775,389	   $   881,854
  Short-term investments                             464,071         19,831
  Receivables, net                                   423,161        322,122
  Materials and supplies, net                        237,181        248,144
  Prepaid expenses and other                         141,006        111,131
                                                   ---------      ---------
    Total current assets                           2,040,808      1,583,082
Property and Equipment
  Flight equipment                                 5,246,023      5,251,742
  Ground property and equipment                    1,085,255      1,073,720
  Less accumulated depreciation and
    amortization                                  (2,399,951)    (2,301,059)
                                                   ---------      ---------
                                                   3,931,327      4,024,403
  Purchase deposits                                   40,914         17,026
                                                   ---------      ---------
    Property and equipment, net                    3,972,241      4,041,429

Other Assets
  Goodwill, net                                      502,537        510,562
  Other intangibles, net                             314,359        312,786
  Other assets, net                                  513,964        507,149
                                                   ---------      ---------
    Total other assets                             1,330,860      1,330,497
                                                   ---------      ---------
                                                  $7,343,909     $6,955,008
                                                   =========      =========

       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Current maturities of long-term debt            $   95,732     $   80,721
  Accounts payable                                   300,594        325,330
  Traffic balances payable and unused tickets        827,544        607,170
  Accrued expenses                                 1,554,011      1,471,475
                                                   ---------      ---------
    Total current liabilities                      2,777,881      2,484,696

                          (continued on next page)
                                       3

USAir Group, Inc.
Condensed Consolidated Balance Sheets (Continued)
June 30, 1996 (unaudited) and December 31, 1995
- -------------------------------------------------
(dollars in thousands, except per share amounts)
- ------------------------------------------------

                                                   June 30,     December 31,
                                                     1996           1995
                                                 -----------    ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Long-term Debt, Net of Current Maturities          2,679,765      2,717,085

Deferred Credits and Other Liabilities
  Deferred gains, net                                373,360        386,947
  Postretirement benefits other than pensions,
    non-current                                    1,055,576      1,015,623
  Non-current employee benefit liabilities
    and other                                        350,106        427,726
                                                   ---------      ---------
      Total deferred credits and other
        liabilities                                1,779,042      1,830,296

Commitments and Contingencies

Redeemable Cumulative Convertible Preferred Stock
  Series A, 358,000 shares issued, no par value      358,000        358,000
   (redemption value of $432,660 at June 30,1996)
  Series F, 30,000 shares issued, no par value       300,000        300,000
   (redemption value of $340,713 at June 30,1996)
  Series T, 10,000 shares issued, no par value       100,719        100,719
   (redemption value of $112,866 at June 30,1996)
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock,
   no par value, 4,263,000 depositary shares         213,153        213,153
   issued (liquidation preference of $248,123 at
   June 30,1996)
Common stock, par value $1 per share, authorized
  150,000,000 shares, issued and outstanding          64,216         63,449
  64,216,000 and 63,449,000 shares, respectively
Paid-in capital                                    1,385,098      1,362,756
Retained earnings (deficit)                       (2,129,729)    (2,298,211)
Deferred compensation                               (106,241)       (98,847)
Adjustment for minimum pension liability             (77,995)       (78,088)
                                                   ---------      ---------
    Total stockholders' equity (deficit)            (651,498)      (835,788)
                                                   ---------      ---------
                                                  $7,343,909     $6,955,008
                                                   =========      =========


See accompanying Notes to Condensed Consolidated Financial Statements.

USAir Group, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 1996 and 1995 (unaudited)
- --------------------------------------------------
(in thousands)
- -------------

                                                      1996           1995
                                                      ----           ----

Cash and cash equivalents beginning of period     $  881,854      $ 429,538
                                                   ---------       --------

Cash flows from operating activities
  Net income (loss)                                  168,482         15,976
  Adjustments to reconcile net income (loss) to
  cash provided by (used for) operating activities
    Depreciation and amortization                    160,661        176,065
    Loss (gain) on disposition of property             1,452         (3,187)
    Amortization of deferred gains and credits       (13,832)       (13,820)
    Other                                             43,846         (2,211)
    Changes in certain assets and liabilities
      Decrease (increase) in receivables            (101,039)      (107,932)
      Decrease (increase) in materials, supplies,
        prepaid expenses and intangible pension
        assets                                       (30,933)        (4,244)
      Increase (decrease) in traffic balances
        payable and unused tickets                   220,374        133,738
      Increase (decrease) in accounts payable
        and accrued expenses                         (19,268)       118,301
      Increase (decrease) in postretirement
        benefits other than pensions, non-current     39,953         34,334
                                                   ---------      ---------
        Net cash provided by (used for) operating
          activities                                 469,696        347,020

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net   (10,987)       (40,914)
  Additions to other property                        (77,163)       (32,742)
  Proceeds from disposition of property                7,067        120,294
  Change in short-term investments                  (442,697)        21,994
  Change in restricted cash and investments           (1,466)         3,028
  Other                                              (11,444)           367
                                                   ---------      ---------
        Net cash provided by (used for) investing
          activities                                (536,690)        72,027


                            (continued on next page)
                                        5

USAir Group, Inc.
Condensed Consolidated Statements of Cash Flows  (Continued)
Six Months Ended June 30, 1996 and 1995 (unaudited)
- -----------------------------------------------------------
(in thousands)
- -------------



                                                      1996           1995
                                                      ----           ----
Cash flows from financing activities
  Issuance of debt                                   103,002              -
  Reduction of debt                                 (144,671)       (98,539)
  Issuance of common stock                             2,198          8,315
                                                   ---------      ---------
    Net cash provided by (used for) financing
      activities                                     (39,471)       (90,224)
                                                   ---------      ---------
      Net increase (decrease) in cash and cash
        equivalents                                 (106,465)       328,823
                                                   ---------      ---------

Cash and cash equivalents end of period           $  775,389     $  758,361
                                                   =========      =========
Noncash investing and financing activities
  Issuance of debt - refinancing of debt
    secured by aircraft                           $  159,998     $        -
                                                   =========      =========
  Reduction of debt - refinancing of debt
    secured by aircraft                           $  154,422     $        -
                                                   =========      =========
  Issuance of debt - aircraft acquisitions        $   13,784     $  143,236
                                                   =========      =========
  Reduction of debt - aircraft purchase
    deposits                                      $        -     $   70,837
                                                   =========      =========
  Underwriter's fees - refinancing of debt
    secured by aircraft                           $    2,488     $        -
                                                   =========      =========
Supplemental Information
  Cash paid during the year for interest,
    net of amounts capitalized                    $  129,918     $  147,744
                                                   =========      =========
  Net cash (received) paid during the year
    for income taxes                              $    1,226     $      (84)
                                                   =========      =========



See accompanying Notes to Condensed Consolidated Financial Statements.
                                       6

                         USAir Group, Inc.
        Notes to Condensed Consolidated Financial Statements
                            (Unaudited)



(1)  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of USAir Group, Inc. ("USAir Group" or the "Company") and its wholly-owned subsidiaries USAir, Inc. ("USAir"), Piedmont Airlines, Inc., PSA Airlines, Inc. (formerly Jetstream International Airlines, Inc.), Allegheny Airlines, Inc. (formerly Pennsylvania Commuter Airlines, Inc.), USAir Leasing and Services, Inc., USAir Fuel Corporation, Material Services Company, Inc. and The OR Group, Inc. (the "OR Group"). USAir's accounts include its wholly-owned subsidiary USAM Corp. ("USAM").

     The OR Group was incorporated in February 1996 and is a wholly-owned subsidiary of USAir Group. The OR Group provides resource allocation consulting services and decision-making support systems to USAir, which is currently OR Group's only customer.

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

(2)  Income (Loss) Per Common Share

The Company includes the effects of assuming conversion of all dilutive stock options and convertible equity instruments into common stock when calculating fully-diluted income (loss) per common share. For the three month period ended June 30, 1996, approximately 1,855,000 incremental shares were included in the calculation as the result of applying the treasury stock method to the Company's outstanding stock options. For the same period, the effects of assuming conversion of the Company's 9 1/4 % Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock"), Series T-1 Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T-1 Preferred Stock"), Series T-2 Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T-2 Preferred Stock") (the Series T-1 and Series T-2 Preferred Stock are collectively referred to as the "Series T Preferred Stock;" the Series A, Series F and Series T Preferred Stock are collectively the Company's "Senior Preferred Stock") and the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock" or the Company's "Junior Preferred Stock") were dilutive and therefore included in the calculation. The income and share effects of assuming conversion of the Company's preferred stock issuances were approximately $22,522,000 and 39,156,000 shares.

For the six month period ended June 30, 1996, approximately 1,719,000 incremental shares were included in the calculation as the result of applying the treasury stock method to the Company's outstanding stock options. For the same period, the effects of assuming conversion of the Series F, Series T and Series B Preferred Stock were dilutive and therefore included in the calculation. The total income and share effects of the dilutive preferred stock issuances were approximately $24,260,000 and 29,916,000 shares. The effects of assuming conversion of the Series A Preferred Stock were antidilutive and therefore excluded from the calculation.

(3)  Redeemable Preferred Stock

On July 24, 1996, USAir Group's Board of Directors declared a dividend of $43.0 million on the Company's outstanding Senior Preferred Stock. The Company had previously deferred the payment of dividends on all of its outstanding preferred stock issuances effective with dividend payments due September 30, 1994. As of June 30, 1996, accumulated deferred dividends on the Company's outstanding preferred stock issuances, including penalty dividends thereon, totaled approximately $162.5 million.

The dividend declared is equal to the Company's capital surplus at June 30, 1996, as calculated in accordance with Delaware General Corporation Law based on the Company's Condensed Consolidated Balance Sheets, and was paid pro rata to the holders of the Senior Preferred Stock on August 2, 1996. The Company's outstanding Series B Preferred Stock is junior to the Company's Senior Preferred Stock and is not eligible to receive dividends until the deferred dividends on the Senior Preferred Stock are paid in full and all Senior Preferred Stock dividend payments are current. There can be no assurance of when or if the Company's Board of Directors will declare additional dividends on its outstanding capital stock.

(4)  Stockholders' Equity

On May 22, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan ("1996 Plan") and the Nonemployee Director Stock Incentive Plan ("Director Plan"). With the approval of the 1996 Plan, 3.1 million additional shares of USAir Group Common Stock ("Common Stock") were authorized for the granting of stock options and/or restricted stock. In conjunction with the 1996 Plan, 2,745,000 additional shares of Common Stock were reserved for the granting of stock options and/or restricted stock as of June 30, 1996.

With the approval of the Director Plan, 70,000 shares of Common Stock were authorized for the granting of stock options to nonemployee directors of USAir Group. As of June 30, 1996, 15,000 shares of Common Stock were reserved for the granting of stock options under the Director Plan.

(5)  Nonemployee Director Retirement Plan

     The Retirement Plan for Outside Directors of USAir Group, Inc. was terminated as of December 31, 1995. Pursuant to such termination, (i) no individual who first becomes a director on or after December 31, 1995 will participate in the retirement plan and (ii) directors as of December 31, 1995 will be credited with units of phantom stock of the Company ("deferred stock units" or "DSUs") equal in value to the present value of their accrued benefits as of December 31, 1995 based on the average price of the stock in the month of December 1995. Such DSUs will be paid in cash following the director's termination of service. On May 22, 1996 the Company's stockholders approved the Nonemployee Director Stock Incentive Plan (see Note 4 for additional information) providing for an annual grant of 1,500 stock options. As of January 1, 1996, the Company established the Nonemployee Director Deferred Stock Unit Plan, pursuant to which each nonemployee director will receive an annual grant of 500 DSUs. These stock options and DSUs will vest after the director serves a full one-year term.

     USAir Group reversed approximately $93 thousand from its Adjustment for minimum pension liability (an element of Stockholders' Equity (Deficit)) in conjunction with the termination of the Retirement Plan for Outside Directors of USAir
Group, Inc.

(6)  Select Financial Information - USAM Investments

USAM owns 11% of the Galileo International Partnership
("GIP"), approximately 11% of the Galileo Japan Partnership
("GJP") and approximately 21% of the Apollo Travel Services
Partnership ("ATS"). USAM accounts for these investments using the equity method. The following is summarized financial information for GIP and ATS (combined, in millions):

                          Three Months Ended     Six Months Ended
                               June 30,               June 30,
                          ------------------     -----------------
                            1996       1995       1996       1995
                            ----       ----       ----       ----
                              (Unaudited)           (Unaudited)
Service revenues           $  371     $  338     $  744     $  677
Cost and expenses             301        279        594        552
                            -----      -----      -----      -----
   Net earnings            $   70     $   59     $  150     $  125
                            =====      =====      =====      =====

     USAM received distributions from GIP and ATS of approximately $1.5 million and $39.8 million (including a special distribution from ATS of $33.7 million during the second quarter of 1996 which represented a distribution of cash to partners), respectively, during the first six months of 1996. USAM received distributions from GIP and ATS of approximately $1.0 million and $6.6 million, respectively, during the first six months of 1995.

(7)  Non-Recurring Items

     USAir recorded two non-recurring items during the second quarter of 1996 related to its non-operating British Aerospace BAe-146-200 ("BAe-146") aircraft. USAir reached agreements to sublease eleven BAe-146s during the quarter. Both non-recurring items resulted in credits to Operating Expense categories. USAir reversed $22.5 million of previously accrued rent obligations related to these aircraft against Aircraft Rent expense and reversed $7.0 million against Aircraft Maintenance expense related to previously accrued lease return provisions.

                         Part 1.   Financial Information
                         Item 1B.  Financial Statements
USAir, Inc.
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
- -------------------------------------------------------------------
(in thousands)
- --------------
                                Three Months Ended      Six Months Ended
                                     June 30,                June 30,
                               --------------------    --------------------
                                 1996        1995        1996        1995
Operating Revenues               ----        ----        ----        ----
  Passenger transportation    $1,802,522  $1,676,297  $3,354,101  $3,162,887
  Cargo and freight               39,087      38,664      76,395      78,735
  Other                          151,988     137,498     302,716     275,327
                               ---------   ---------   ---------   ---------
    Total Operating Revenues   1,993,597   1,852,459   3,733,212   3,516,949

Operating Expenses
  Personnel costs                752,284     692,339   1,466,035   1,385,903
  Aviation fuel                  170,673     153,871     326,468     309,508
  Commissions                    150,229     143,235     273,764     278,159
  Aircraft rent                   80,507     101,374     182,922     202,205
  Other rent and landing fees    100,797      95,714     197,154     197,718
  Aircraft maintenance            74,072      81,264     160,611     156,191
  Depreciation and amortization   75,259      84,491     152,997     168,150
  Other, net                     383,209     365,452     775,604     734,700
                               ---------   ---------   ---------   ---------
    Total Operating Expenses   1,787,030   1,717,740   3,535,555   3,432,534
                               ---------   ---------   ---------   ---------

    Operating Income (Loss)      206,567     134,719     197,657      84,415

Other Income (Expense)
  Interest income                 16,071      11,619      29,481      18,774
  Interest expense               (70,621)    (76,490)   (142,068)   (149,595)
  Interest capitalized             1,973       2,807       3,422       6,972
  Equity in earnings (loss)
     of affiliates                10,049       8,897      21,311      18,547
  Other, net                          31       3,094        (371)      3,709
                               ---------   ---------   ---------   ---------
    Other Income (Exp.), Net     (42,497)    (50,073)    (88,225)   (101,593)
                               ---------   ---------   ---------   ---------

Income (Loss) Before Taxes       164,070      84,646     109,432     (17,178)

Provision (Credit) for
    Income Taxes                   3,502           -       3,794           -
                               ---------   ---------   ---------   ---------
Net Income (Loss)             $  160,568  $   84,646  $  105,638  $  (17,178)
                               =========   =========   =========   =========
See accompanying Notes to Condensed Consolidated Financial Statements.

USAir, Inc.
Condensed Consolidated Balance Sheets
June 30, 1996 (unaudited) and December 31, 1995
- -----------------------------------------------
(dollars in thousands, except per share amount)
- ----------------------------------------------
                                                  June 30,      December 31,
                                                    1996            1995
                                                  ----------    ------------
                       ASSETS
Current Assets
  Cash and cash equivalents                       $  774,358   $    879,613
  Short-term investments                             464,071         19,831
  Receivables, net                                   425,208        321,755
  Materials and supplies, net                        206,632        222,245
  Prepaid expenses and other                         126,837         97,922
                                                   ---------      ---------
    Total current assets                           1,997,106      1,541,366
Property and Equipment
  Flight equipment                                 5,014,047      5,021,520
  Ground property and equipment                    1,063,092      1,052,706
  Less accumulated depreciation and
    amortization                                  (2,315,086)    (2,222,814)
                                                   ---------      ---------
                                                   3,762,053      3,851,412
  Purchase deposits                                   40,914         17,026
                                                   ---------      ---------
    Property and equipment, net                    3,802,967      3,868,438

Other Assets
  Goodwill, net                                      502,537        510,562
  Other intangibles, net                             314,321        312,539
  Other assets, net                                  605,509        590,622
                                                   ---------      ---------
    Total other assets                             1,422,367      1,413,723
                                                   ---------      ---------
                                                  $7,222,440     $6,823,527
                                                   =========      =========
       LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
  Current maturities of long-term debt            $   91,413     $   77,496
  Accounts payable                                   302,853        325,079
  Payable to parent company                          245,410        100,344
  Traffic balances payable and unused tickets        870,045        638,019
  Accrued expenses                                 1,511,482      1,435,194
                                                   ---------      ---------
    Total current liabilities                      3,021,203      2,576,132

(continued on next page)

USAir, Inc.
Condensed Consolidated Balance Sheets  (Continued)
June 30, 1996 (unaudited) and December 31, 1995
- -----------------------------------------------
(dollars in thousands, except per share amounts)
- -----------------------------------------------



                                                  June 30,      December 31,
                                                    1996            1995
                                                 ----------     ------------

       LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT) (Continued)

Long-term Debt, Net of Current Maturities
  Long-term debt                                   2,639,219      2,674,376
  Note payable - parent company                            -         67,556
                                                   ---------      ---------
    Total long-term debt, net of current
      maturities                                   2,639,219      2,741,932
Deferred Credits and Other Liabilities
  Deferred gains, net                                369,789        382,995
  Postretirement benefits other than pensions,
    non-current                                    1,055,326      1,015,373
  Non-current employee benefit liabilities
    and other                                        342,438        418,268
                                                   ---------      ---------
      Total deferred credits and other
        liabilities                                1,767,553      1,816,636

Stockholders' Equity (Deficit)
Common stock, par value $1 per share,
   authorized 1,000 shares, issued and
   outstanding 1,000 shares                                1              1
Paid-in capital                                    2,416,131      2,416,131
Retained earnings (deficit)                       (2,543,672)    (2,649,310)
Adjustment for minimum pension liability             (77,995)       (77,995)
                                                   ---------      ---------
    Total stockholders' equity (deficit)            (205,535)      (311,173)
                                                   ---------      ---------
                                                  $7,222,440     $6,823,527
                                                   =========      =========


See accompanying Notes to Condensed Consolidated Financial Statements.
                                     13

USAir, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 1996 and 1995 (unaudited)
- --------------------------------------------------
(in thousands)
- -------------

                                                     1996           1995
                                                     ----           ----

Cash and cash equivalents beginning of period     $  879,613     $  428,925
                                                   ---------      ---------
Cash flows from operating activities
  Net income (loss)                                  105,638        (17,178)
  Adjustments to reconcile net income (loss) to
  cash provided by (used for) operating activities
    Depreciation and amortization                    152,997        168,150
    Loss (gain) on disposition of property             1,421         (3,010)
    Amortization of deferred gains and credits       (13,206)       (13,206)
    Other                                             22,789         (1,035)
    Changes in certain assets and liabilities
      Decrease (increase) in receivables            (103,453)      (106,850)
      Decrease (increase) in materials, supplies,
        prepaid expenses and intangible pension
        assets                                       (25,530)        (3,172)
      Increase (decrease) in traffic balances
        payable and unused tickets                   232,026        149,021
      Increase (decrease) in accounts payable
        and accrued expenses                          54,897        143,327
      Increase (decrease) in postretirement
        benefits other than pensions, non-current     39,953         34,334
                                                   ---------      ---------
          Net cash provided by (used for)
            operating activities                     467,532        350,381

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net   (10,987)       (40,914)
  Additions to other property                        (73,628)       (31,050)
  Proceeds from disposition of property                6,950        119,787
  Change in short-term investments                  (442,697)        21,994
  Change in restricted cash and investments           (1,466)         3,028
  Other                                              (11,444)           367
                                                   ---------      ---------
          Net cash provided by (used for)
            investing activities                    (533,272)        73,212




(continued on next page)

USAir, Inc.
Condensed Consolidated Statements of Cash Flows  (Continued)
Six Months Ended June 30, 1996 and 1995 (unaudited)
- ------------------------------------------------------------
(in thousands)
- -------------

                                                     1996           1995
                                                     ----           ----
Cash flows from financing activities
  Issuance of debt                                   103,002              -
  Reduction of debt                                 (142,517)       (95,883)
                                                   ---------      ---------
    Net cash provided by (used for) financing
      activities                                     (39,515)       (95,883)
                                                   ---------      ---------
Net increase (decrease) in cash and cash
  equivalents                                       (105,255)       327,710
                                                   ---------      ---------

Cash and cash equivalents end of period           $  774,358     $  756,635
                                                   =========      =========
Noncash investing and financing activities
  Issuance of debt - refinancing of debt
    secured by aircraft                           $  159,998     $        -
                                                   =========      =========
  Reduction of debt - refinancing of debt
    secured by aircraft                           $  154,422     $        -
                                                   =========      =========
  Reduction of parent company debt - aircraft
    acquisitions                                  $   68,641     $        -
                                                   =========      =========
  Issuance of debt - aircraft acquisitions        $   13,784     $  143,236
                                                   =========      =========
  Reduction of debt - aircraft purchase
    deposits                                      $        -     $   70,837
                                                   =========      =========
  Underwriter's fees - refinancing of debt
    secured by aircraft                           $    2,488     $        -
                                                   =========      =========
Supplemental Information
  Cash paid during the year for interest,
    net of amounts capitalized                    $  127,571     $  142,332
                                                   =========      =========
  Cash paid during the year for income taxes      $      753     $      111
                                                   =========      =========


See accompanying Notes to Condensed Consolidated Financial Statements.
                                     15

                            USAir, Inc.
       Notes to Condensed Consolidated Financial Statements
                            (Unaudited)





(1)  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of USAir, Inc. ("USAir") and its wholly-owned subsidiary USAM Corp. ("USAM"). USAir is a wholly-owned subsidiary of USAir Group, Inc. ("USAir Group").

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

(2)  Select Financial Information - USAM Investments

     Please refer to Note 6 in USAir Group's "Notes to Condensed
Consolidated Financial Statements" on Page 10 of this report.

(3)  Non-Recurring Items

Please refer to Note 7 in USAir Group's "Notes to Condensed
Consolidated Financial Statements" on Page 10 of this report.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations



     The following discussion relates to the financial condition and results of operations of USAir Group, Inc. ("USAir Group" or the "Company"). USAir, Inc. ("USAir") is the Company's principal subsidiary and accounted for approximately 92% of the Company's operating revenues for the second quarter of 1996. Except where noted, the following discussion is based primarily upon USAir's financial condition, results of operations and future prospects.

     The Company recognized record quarterly net income of $200.8 million for the second quarter of 1996 on operating revenues of $2.15 billion. USAir, whose results include its wholly-owned subsidiary USAM Corp. ("USAM"), recorded net income of $160.6 million for the same period. For the first half of 1996, the Company's net income was $123.7 million and USAir's net income was $105.6 million. Barring unforeseen or unusual events, the Company believes that both USAir Group and USAir will realize net income for full-year 1996.

     The continuation of the relatively stable domestic economic climate and favorable capacity and pricing trends in markets served by the Company's airline subsidiaries are the major factors which contributed to the record results for the quarter. However, USAir's cost structure continues to be the highest of all major air carriers in the United States, which results in the Company being particularly susceptible to adverse changes in general economic and market conditions.

     The exposure to "low cost, low fare" air carriers in markets served by the Company's airline subsidiaries decreased during the second quarter of 1996. This decrease was primarily attributable to ValuJet Airlines, Inc.'s ("ValuJet") reduction of service in May 1996 and suspension of service beginning in June 1996. ValuJet had a majority of its service within the Eastern United States, an area where USAir's departures and capacity (as measured by available seat miles or "ASMs") represent significant percentages of system totals. The Company estimates that approximately 8% of USAir's capacity (ASMs) overlapped with ValuJet's former route structure. ValuJet has announced that it plans to resume operations during the third quarter of 1996, but those plans are subject to Department of Transportation ("DOT") approval and reportedly include ValuJet operating significantly fewer aircraft and routes than before it suspended operations. The Company believes that the ValuJet grounding has had a favorable effect on the Company's Passenger Transportation revenues, but has not precisely quantified such effect.

     Southwest Airlines, Inc. ("Southwest") recently announced plans to further expand its operations in the Eastern U.S. by initiating service between Providence and: Orlando; Tampa; Nashville; Chicago; and, Baltimore. Southwest's introduction of low cost, low fare service at Providence, which is approximately 60 miles from Boston, Massachusetts, will result in some passenger traffic being drawn from Boston's Logan International Airport. USAir and its regional airline affiliates have substantial operations at Boston's Logan International Airport. Southwest, which has a significant cost advantage over USAir, entered the Eastern U.S. market during 1993 and has continued to expand into markets served by the Company's airline subsidiaries since that time. In addition to the competitive threat posed by Southwest, Delta Airlines, Inc. ("Delta") recently announced its "Delta Express" low cost, low fare operation. Delta's new service, expected to begin in October 1996, will operate from ten Midwest and Northeast cities to Orlando and four other Florida cities. The Company believes that Delta's low cost, low fare operation will also have a significant cost advantage over USAir.

     Although ValuJet's situation has resulted in a decrease in the exposure to low cost, low fare competitors in markets served by the Company's airline subsidiaries, the competitive threat posed by other low cost, low fare air carriers, particularly Southwest, and the ability of an established, mature air carrier, Delta, to establish a low cost, low fare operation, emphasize the need for USAir to lower its cost structure in order to be competitive and ensure long-term financial viability. The Company believes that the recent drop in low cost, low fare competition is a short-term condition and not an indication of a long-term trend.

          Proposed British Airways-American Airlines Alliance

     On June 11, 1996, American Airlines, Inc. ("American") and British Airways Plc ("British Airways") announced a proposed alliance to jointly market, price and manage their North Atlantic airline services, effective April 1, 1997, subject to United States and international approvals. The joint services would carry the designator codes of both airlines and each would code-share beyond the other's gateways. The two airlines also intend to act cooperatively in other areas, such as marketing, sales, facilities use and cargo. British Airways and American are seeking antitrust immunity in connection with approval of their alliance. The British Airways-American alliance, as proposed, does not prevent British Airways or American from entering into or continuing commercial arrangements with other airlines, including USAir. Certain competition authorities in the United States and Europe have made inquiries into the proposed alliance and several airlines serving the North Atlantic have raised very strong objections to the proposed alliance.

     On July 30, 1996, the Company and USAir initiated a lawsuit in United States District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American and American's parent company, AMR Corp. The Company and USAir have claimed that British Airways, in pursuit of an alliance with American, has breached its fiduciary duty to the Company and USAir and has violated certain provisions of the January 21, 1993 Investment Agreement between the Company and British Airways. In addition, the lawsuit claims that American has aided and abetted British Airways' breach of its fiduciary duties and has tortuously interfered with British Airways' performance of its obligations under the Investment Agreement. The lawsuit also claims that the defendants are in violation of U.S. antitrust laws that prohibit conduct that harms competition.

     The Company is unable to predict at this time the ultimate outcome of this lawsuit.

            Payment of Dividends on Senior Preferred Stock

     On July 24, 1996, USAir Group's Board of Directors declared a dividend of $43.0 million on the Company's outstanding Senior Preferred Stock. The Company had previously deferred the payment of dividends on all of its outstanding preferred stock issuances effective with dividend payments due September 30, 1994. As of June 30, 1996, accumulated deferred dividends on the Company's outstanding preferred stock issuances, including penalty dividends thereon, totaled approximately $162.5 million. See Note 2 to the Company's Condensed Consolidated Financial Statements contained in Part I, Item 1A of this report for a description of each of the Company's outstanding preferred stock issuances and Part II, Item 3 of this report, "Defaults Upon Senior Securities," for information with respect to accumulated deferred dividends.

     The dividend declared is equal to the Company's capital surplus at June 30, 1996, as calculated in accordance with Delaware General Corporation Law based on the Company's Condensed Consolidated Balance Sheets, and was paid pro rata to the holders of the Senior Preferred Stock on August 2, 1996. The Company's outstanding Series B Preferred Stock is junior to the Company's Senior Preferred Stock and is not eligible to receive dividends until the deferred dividends on the Senior Preferred Stock are paid in full and all Senior Preferred Stock dividend payments are current. There can be no assurance of when or if the Company's Board of Directors will declare additional dividends on the Company's outstanding capital stock.

                       Government Regulation

     The Federal Aviation Administration ("FAA") has proposed new regulations that would require flight data recorders that measure more flight parameters than most original equipment flight data recorders. The proposed regulations, subject to DOT approval, would require the upgraded flight data recorders to be installed within four years. The proposal, as drafted, would affect USAir's entire operating fleet. The Company estimates that the proposed regulations, if adopted, would cost USAir approximately $15-$20 million over the four year period. In addition, the Company believes that the extent of the work necessary to retrofit the aircraft with the upgraded flight data recorders may result in aircraft being removed from revenue-producing service for a longer period of time than if the aircraft were undergoing normal maintenance. The Company cannot predict whether or when the proposed regulations will be adopted or if the proposed regulations will result in expenditures consistent with the Company's current estimate.

     Following the recent accident involving a Trans World Airlines, Inc. aircraft and the speculation that the cause of the accident may have been sabotage, President Clinton ordered new security measures related to passenger, baggage and cargo screening, particularly with respect to international operations. The increased security measures have resulted in an increase in the Company's operating expenses, although the dollar effect of the new security measures is not material. The President has also formed a special committee which will review aviation safety and airport security, as well as the air traffic control system. This committee is expected to report its initial findings and recommendations to the President in September 1996. Further increases in government-mandated security measures may have an adverse affect on the Company's results of operations and financial condition depending on the ability of USAir and its regional affiliates to pass-through any new Federal taxes, surcharges or additional operating expenses to customers. Any effective increase in the cost of air transportation may dampen passenger and cargo traffic levels and have a dilutive effect on yield.

     The 10% Federal excise tax on domestic air transportation expired on January 1, 1996. This tax, 10% of the cost of a ticket, has historically been used to fund air transportation infrastructure, such as air traffic control systems and safety research. The Company believes that its Passenger Transportation revenues may have been stimulated by the expiration of this tax. USAir and its regional affiliates stopped collecting this tax from customers when it lapsed. The absence of the tax has effectively reduced the cost of air travel. However, the Company has not estimated the dollar impact of the lapse of this tax on its Passenger Transportation revenues due to the complexity and number of factors that contribute to the Company's performance in this area. Congress recently passed, and President Clinton is expected to sign, legislation that generally reimposes the tax on tickets sold on or after the effective date, for transportation before January 1, 1997. The Company is unable to predict the impact on its results of operations and financial condition of this tax being reinstated. As mentioned above, any effective increase in the cost of air transportation could depress air transportation demand.

     The Company's airline subsidiaries became obligated to pay the $.043 per gallon Federal Excise Tax on Transportation Fuels on October 1, 1995. Airlines had a three year exemption from this tax, which became law during 1992. Since the airline exemption expired, various attempts have been made to either rescind this tax or reinstate the airline exemption. These efforts have not been successful. USAir cannot predict the ultimate outcome of future attempts to either rescind the tax or reinstate the airline exemption. USAir estimates that this tax will result in additional operating expenses of approximately $47 million for 1996 based on its current projected 1996 domestic aviation fuel consumption. USAir recognized expense of approximately $11 million and $21 million as a result of this tax during the second quarter and first half of 1996, respectively.

                         Other Information

     Stephen M. Wolf, Chairman of the Board of Directors and Chief Executive Officer of both the Company and USAir, and Rakesh Gangwal, President of both companies, held a series of employee meetings during the first half of 1996 where they presented their assessment of USAir's competitive position. The focal point of these meetings was to communicate senior management's belief that USAir must lower its personnel costs, increase employee productivity, increase the quality of USAir's service and customer satisfaction and grow in size to ensure long-term viability. The Company remains committed to reducing USAir's personnel costs and improving employee productivity. With regard to the size of USAir, the Company believes that internal growth is preferable, but has not excluded other alternatives. Mr. Wolf made a similar presentation at the Company's annual stockholders' meeting in May 1996.

     The Company has embarked on a program to upgrade and standardize the interiors of USAir's operating aircraft over the next three years as part of its efforts to make USAir "the airline of choice." The first phase of the program, which will be completed by the end of October 1996, involves making minor changes and improvements to the interiors of each of USAir's operating aircraft. This phase of the program is expected to result in minimal incremental expenditures, but provide a substantial short-term improvement in the interior appearance of each aircraft. The second phase of the program, which is scheduled to begin later this year and be completed in 1998, includes, depending on the type of aircraft, the replacement of carpets, seat cushions and overhead storage bins, repainting other aircraft interior components, reconfiguring and/or replacing seats, expanding first class seating and adding or replacing lavatories. The Company currently estimates that the second phase of this program will result in one-time incremental expenditures of approximately $85 million, approximately $30 million of which is expected to be capitalized.

     On July 26, 1996, the Company and USAir filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") which included certain forward-looking information. The Company disclosed that it estimates USAir's capacity (ASMs) will increase by 2% and 7%-8% for the third and fourth quarters of 1996, respectively, versus the comparable periods in 1995 and that USAir's unit cost for the third and fourth quarters of 1996 is expected to be approximately 8%-9% and 4% higher, respectively, versus the comparable periods in 1995. See "Results of Operations" below for information related to estimated future increases in certain components of the Company's operating expenses.

     USAir's contract with the International Association of Machinists and Aerospace Workers ("IAM") became amendable in October of 1995. Talks between USAir and the IAM continued during the second quarter of 1996. USAir's contract with the Air Line Pilots Association ("ALPA") became amendable on April 30, 1996 and collective bargaining talks have commenced. USAir cannot predict the outcome of these negotiations at this time or if it will be able to secure meaningful wage and benefit concessions and productivity improvements from its unionized employee groups.

     In April 1996, USAir introduced electronic ticketing or "ticketless travel" as an option for customers traveling within the United States on USAir or USAir Express. Electronic ticketing enables a customer to book a flight through USAir's reservations system and receive a confirmation number instead of a paper ticket. The Company believes that electronic ticketing enhances customer convenience and will help reduce USAir's distribution costs. Distribution costs currently account for approximately $1 billion of the Company's annual operating expenses. Initial customer response to electronic ticketing has been favorable and customer use of electronic ticketing has increased since its introduction. USAir is working to expand electronic ticketing to international service and USAir Shuttle flights. USAir is also working with the major computer reservation systems to make electronic ticketing available to travel agencies.

     Pursuant to the Investment Agreement between British Airways and USAir Group, British Airways has the right to maintain its proportionate ownership of USAir Group's securities under certain circumstances by purchasing additional shares of a certain series of preferred stock. During April 1996, British Airways advised USAir Group that it would not exercise this right (triggered by issuances of the Company's Common Stock during the nine month period ended March 31, 1996).

Results of Operations

     The following section provides an overview of changes in certain components of the Company's results of operations (the Company's Condensed Consolidated Statements of Operations are contained in Part I, Item 1A of this report). See Exhibit 99 to this report for select USAir operating and financial statistics. Exhibit 99 also includes the definition of each of the terms used below. All terms used in this section refer to USAir's scheduled service operations except for Cost per ASM, which includes charter service.

               Three Month Period Ended June 30, 1996
                         Compared With the
               Three Month Period Ended June 30, 1995

     USAir Group recorded net income of $200.8 million for the second quarter of 1996, an improvement of $87.9 million (or 77.9%) versus second quarter 1995. After provision for preferred stock dividends (see discussion above under "Payment of Dividends on Senior Preferred Stock"), the Company earned $178.3 million during the second quarter of 1996, or $2.71 per common share.

     USAir's passengers and capacity (ASMs) decreased, but RPMs, load factor and yield increased. Passenger and capacity decreases reflect schedule reductions which were implemented during mid-1995. The increase in RPMs, load factor and yield is primarily due to the continuation of relatively stable general economic conditions and favorable capacity and pricing trends in markets served by the Company's airline subsidiaries; these favorable capacity and pricing trends have been evident since the demise of Continental Airlines, Inc.'s low fare, "no frills" product, "Continental Lite," early in the second quarter of 1995. The Company believes both the expiration of the Federal Transportation Tax (see also "Government Regulation" above) and a drop in low cost, low fare competition during the quarter may have had a stimulative effect on the Company's airline subsidiaries' Passenger Transportation revenues during the quarter. USAir selectively increased certain fares in certain markets during the quarter. As mentioned previously, the Company believes that the recent drop in low cost, low fare competition is a short-term condition and not an indication of a long-term trend.

     USAir continues to be the highest-cost major air carrier in the United States. USAir's unit cost was 12.75 cents for the second quarter of 1996, a 12.8% increase versus the second quarter of 1995. This increase is primarily the result of slightly higher operating expenses applied over less capacity (ASMs) (see discussion below related to changes in certain components of the Company's operating expenses).

     USAir recorded two non-recurring items during the second quarter of 1996 related to its non-operating British Aerospace BAe-146-200 ("BAe-146") aircraft. USAir reached agreements to sublease eleven BAe-146s during the quarter (in addition to the three sublease agreements reached during the fourth quarter of 1995). Both non-recurring items resulted in credits to Operating Expense categories. USAir reversed $22.5 million of previously accrued rent obligations related to these aircraft against Aircraft Rent expense and reversed $7.0 million against Aircraft Maintenance expense related to previously accrued lease return provisions. USAir is currently negotiating for the sublease of its three remaining leased BAe-146s and is also in discussions related to the disposition of its single owned BAe-146. No non-recurring items are included in the Company's second quarter 1995 results.

Operating Revenues
- ------------------
Passenger Transportation - USAir's Passenger Transportation revenues increased $126.2 million, or 7.5%, with the remainder of the $152.9 million increase attributable to the Company's regional airline subsidiaries. USAir's increase is the result of a 6.9% increase in yield and a 0.6% increase in RPMs. The main factors that contributed to the Company's improved performance are mentioned above. Collectively, the Company's regional airline subsidiaries yield increased marginally and RPMs showed strong improvement. The Company's regional airline subsidiaries are operating certain routes formerly flown by USAir. The second quarter has historically been the Company's best quarter due to USAir's combination of business traffic and North-South leisure traffic.

Other Operating Revenues - Fees received by USAir for passenger handling and reservation services from USAir Express carriers (other than the fees USAir receives from the Company's three wholly-owned regional air carriers, which are eliminated during the consolidation of the Company's results of operations) increased due to higher passenger volumes and a higher fee structure. In addition, USAir experienced increased revenues from frequent traveler program participation fees, reservation cancellation fees and aircraft lease arrangements. Revenues received from the wet lease arrangement with British Airways decreased approximately $12.0 million due to the expiration of the arrangement during May 1996. Increases or decreases in components of Other Operating Revenues are largely offset by related changes in Other Operating Expenses or other operating expense categories.

Operating Expenses
- ------------------
Personnel Costs - Interest rate-driven increases in pension and post-retirement benefits expenses, profit sharing expenses, contractual wage increases that USAir's pilot and flight attendant employee groups received in January 1996 and wage increases received by certain non-contract employees effective January 1, 1996, combined to more than offset personnel complement decreases. USAir's flight attendants and pilots also received contractual wage increases in January 1995 and July 1995, respectively, and USAir's mechanics received contractual wage increases in March 1995. USAir had approximately 39,949 full-time equivalent employees on June 30, 1996 versus 41,009 full-time equivalent employees on June 30, 1995. Pension, long-term disability and post-retirement benefit expenses increased by approximately $23.4 million due to the effects of higher interest rates and employee demographics. The Company recognized expenses of approximately $7.3 million during the second quarter of 1996 related to stock option grants, severance payments and other compensation related to recent management changes.

     The Company recorded profit sharing expense of $41.2 million during the second quarter of 1996. The Company did not recognize any profit sharing expense during 1995 until the third quarter. Based on its current projection of results for the remainder of 1996, the Company expects to record additional profit sharing expenses of approximately $82.3 million during the second half of 1996. If the Company's results for the second half of 1996 meet current expectations, the Company will pay the remaining obligation under the 1992 Salary Reduction Plan, approximately $134 million, during the first quarter of 1997. This would end the Company's obligations for profit sharing under this plan.

Aviation Fuel - USAir's consumption decreased approximately 16 million gallons, but was offset by the effects of a 9.16 cent increase in the average cost of aviation fuel per gallon. USAir experienced lower aviation fuel prices during the second quarter of 1996 than during the first quarter of 1996. Aviation fuel prices are subject to market conditions that are generally outside of the Company's control. Fluctuations in the price of aviation fuel can have a dramatic effect on the Company's results of operations. Based on current consumption, each one cent per gallon increase in USAir's cost of aviation fuel translates into an increase of approximately $11 million in USAir's annual aviation fuel expense. See Other Operating Expenses below related to Federal taxes on aviation fuel.

Commissions- Increased due to increases in Passenger Transportation revenues.

Aircraft Rent - Excluding the effects of the non-recurring item discussed above, this expense category increased approximately $3.3 million due primarily to two leased Boeing 767-200ER aircraft re-entering USAir's operating fleet during the first half of 1996. USAir recognized expenses related to these aircraft in the Other Operating Expenses category while they were operated by British Airways (see also Other Operating Revenues above).

Other Rent and Landing Fees - Increase attributed to credits received by USAir in 1995 (certain airport facilities experienced lower operating costs for 1994 than expected) and higher landing fee rates at certain airports during 1996, partially offset by more facilities subleased to third parties and fewer landings (due to mid-1995 schedule reductions) quarter-over-quarter.

Aircraft Maintenance - Excluding the effects of the non-recurring item discussed above, Aircraft Maintenance expenses increased approximately $3.5 million. Efficiencies gained from re-engineering efforts in USAir maintenance areas and the effects of fewer operating aircraft in USAir's fleet were more than offset by timing factors and an increase in the costs USAir incurs to overhaul certain jet engines.

Depreciation and Amortization - Decreased due mainly to fewer owned aircraft in USAir's operating fleet.

Other Operating Expenses - Increased due primarily to additional Federal taxes on aviation fuel and increased insurance and communications-related costs. The Federal Excise Tax on Transportation Fuels totaled approximately $11 million for the second quarter of 1996 (see also "Government Regulation" above). Expenses related to the wet lease arrangement with British Airways decreased approximately $12.0 million due to the expiration of the arrangement in May 1996 (see also Other Operating Revenues and Aircraft Rent above).

Other Income (Expense)
- ----------------------
Interest Income - Increased due mainly to higher Cash and Cash Equivalents and Short-Term Investments balances period-over-period.

Interest Expense - Decreased primarily as the result of less long-term debt outstanding period-over-period.

Equity in Earnings (Loss) of Affiliates - Amounts pertain to USAM's equity interest in the earnings of Galileo International Partnership, Apollo Travel Services Partnership ("ATS") and Galileo

Japan Partnership. Results for all three partnerships improved primarily driven by increases in airline industry passenger volumes period-over-period.

                Six Month Period Ended June 30, 1996
                         Compared With the
                Six Month Period Ended June 30, 1995

     On a year-to-date basis, the Company had net income of $168.5 million, earnings available to common stockholders of $123.7 million and income (loss) per share of $1.90. The Company had net income of $16.0 million for the first six months of 1995. USAir's net income of $105.6 million for the first half of 1996 is a dramatic improvement over the $17.2 million loss USAir recorded for the first half of 1995.

     USAir's passengers, capacity (ASMs) and RPMs decreased. Load factor and yield, however, showed strong improvement. Passenger and capacity decreases mainly reflect mid-1995 schedule reductions with the harsh winter weather during the first quarter of 1996 contributing marginally to the decrease. The decrease in RPMs is due mainly to first quarter 1996 activity (harsh winter weather and the partial Federal government shutdown during the first quarter of 1996 both had a dampening effect on passenger traffic); RPMs increased during the second quarter of 1996 versus second quarter 1995. The increases in load factor and yield are primarily due to the continuation of relatively stable general economic conditions and favorable capacity and pricing trends in markets served by the Company's airline subsidiaries; these favorable capacity and pricing trends have been evident since the demise of Continental Lite early in the second quarter of 1995. Competition with Continental Lite included USAir lowering fares in certain markets to maintain market share. The Company believes both the expiration of the Federal Transportation Tax (see "Government Regulation" above) and the drop in low cost, low fare competition may have had a stimulative effect on the Company's airline subsidiaries' Passenger Transportation revenues for the first half of 1996. USAir selectively increased certain fares in certain markets during the first half of 1996. Again, the Company believes that the recent drop in low cost, low fare competition is a short-term condition and not an indication of a long-term trend.

     USAir's unit cost was 12.78 cents for the first half of 1996, a 14.2% increase versus the first half of 1995. This increase is primarily the result of slightly higher operating expenses and less capacity (ASMs) (see discussion below related to changes in certain components of the Company's operating expenses).

     As discussed in the quarter-over-quarter analysis above, USAir recorded two non-recurring items during the second quarter of 1996 related to its non-operating BAe-146 aircraft. There are no non-recurring items reflected in the Company's 1995 results.

Operating Revenues
- ------------------
Passenger Transportation - USAir's Passenger Transportation revenues increased $191.2 million, or 6.0%, with the remainder of the $244.1 million increase attributable to the Company's regional airline subsidiaries. USAir's increase is primarily the result of an 7.8% increase in yield partially offset by a 1.6% decrease in RPMs. The main factors that contributed to the Company's improved performance are mentioned above. In addition, the Company estimates that severe winter weather within the Eastern U.S. and the partial Federal Government shutdown adversely affected first quarter 1996 revenues by approximately $55 million. Collectively, both revenue passengers and yield increased for the Company's regional airline subsidiaries. The Company's regional airline subsidiaries are operating certain routes formerly flown by USAir.

Other Operating Revenues - Fees received by USAir for passenger handling and reservation services from USAir Express carriers (other than the fees USAir receives from the Company's three wholly-owned regional air carriers, which are eliminated during the consolidation of the Company's results of operations) increased due to higher passenger volumes and a higher per-passenger fee structure. In addition, USAir had increased revenues from frequent traveler program participation fees, USAir Club membership renewals, reservation cancellation fees and aircraft lease arrangements. Revenues received from the wet lease arrangement with British Airways decreased approximately $18.8 million due to the expiration of the arrangement during May 1996. Increases or decreases in components of Other Operating Revenues are largely offset by related changes in Other Operating Expenses or other operating expense categories.

Operating Expenses
- ------------------
Personnel Costs - Increased due mainly to the same factors discussed above in the quarter-over-quarter analysis above. The Company recognized expenses of approximately $17.4 million during the first half of 1996 related to restricted stock grants, stock option grants, sign-on bonuses, severance payments and other compensation related to recent management changes.

Aviation Fuel - USAir's consumption decreased approximately 49 million gallons, but was more than offset by the effects of a 7.89 cent increase in the average cost of aviation fuel per gallon. See discussion of quarter-over-quarter changes in Aviation Fuel expense above. See also Other Operating Expenses below related to Federal taxes on aviation fuel.

Commissions - Decreased due primarily to the effects of the revised rate structure for commissions paid to travel agencies, which went into effect during February 1995, mostly offset by increases in Commissions expense associated with higher Passenger Transportation revenues.

Aircraft Rent - Excluding the effects of the non-recurring item discussed above, this expense category increased approximately $6.7 million due primarily to two leased Boeing 767-200ER aircraft re-entering USAir's operating fleet during the first half of 1996. USAir recognized expenses related to these aircraft in the Other Operating Expenses category while they were operated by British Airways (see also Other Operating Revenues above).

Aircraft Maintenance - Excluding the effects of the non-recurring item discussed above, Aircraft Maintenance expenses increased approximately $15.8 million. Efficiencies gained from re-engineering efforts in USAir maintenance areas and the effects of fewer operating aircraft in USAir's fleet were more than offset by timing factors and an increase in the costs USAir incurs to overhaul certain jet engines.

Depreciation and Amortization - Decreased mainly due to fewer owned aircraft in USAir's operating fleet. During 1995, USAir sold 13 owned Boeing 737-300 aircraft and took delivery of 7 new Boeing 757-200 aircraft.

Other Operating Expenses - Increased primarily due to additional Federal taxes on aviation fuel and increases in insurance, de-icing fluid (mainly during the first quarter of 1996) and communications-related costs. The Federal Excise Tax on Transportation Fuels totaled approximately $21 million for the first half of 1996 (see also "Government Regulation" above). Expenses related to the wet lease arrangement with British Airways decreased approximately $18.8 million due to the expiration of this arrangement during May 1996 (see also Other Operating Revenues and Aircraft Rent above).

Other Income (Expense)
- ---------------------
Interest Income - Increased due mainly to higher Cash and Cash Equivalents and Short-Term Investments balances period-over-period.

Interest Expense - Decreased primarily as the result of less long-term debt outstanding period-over-period. USAir made early debt repayments totaling approximately $202.1 million during 1995.

Equity in Earnings (Loss) of Affiliates - Results for USAM's equity investments improved due primarily to increases in airline industry passenger volumes year-over-year.

Liquidity and Capital Resources

     Net cash provided by operations was $469.7 million for the first half of 1996. As of June 30, 1996, Cash and Cash Equivalents totaled $775.4 million and Short-Term Investments totaled $464.1 million. USAir also had $101.4 million deposited in trust accounts to collateralize letters of credit and worker's compensation policies at quarter-end. These deposits are included in the Other Asset category on the Company's Condensed Consolidated Balance Sheets (this financial statement is contained in Part I, Item 1A of this report). USAM received a special cash distribution of approximately $33.7 million from ATS during the second quarter of 1996, reflected in the Other operating adjustments category on the Company's Condensed Consolidated Statements of Cash Flows (this financial statement is contained in Part I, Item 1A of this report). The special distribution was part of an ATS distribution of cash to its partners. USAM has received distributions totaling approximately $41.4 million from its computer reservation system investments, including the special ATS distribution, during the first half of 1996.

     Although the Company's current assets have increased by approximately $457.7 million since the end of 1995, the Company remains highly leveraged. The Company and USAir require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. In addition, the Company currently does not have access to short-term credit or receivable sale facilities.

     The Company expects to make contributions of approximately $115 million to certain defined benefit pension plans during the third quarter of 1996 in order to meet statutory minimum pension funding requirements. As discussed above in the quarter-over-quarter analysis under "Results of Operations," the Company expects to pay its remaining liability under the 1992 Salary Reduction Plan, approximately $134 million, during the first quarter of 1997. The Company has also initiated a program to upgrade and standardize the interiors of USAir's operating aircraft. This program, under "Other Information" above, will result in currently estimated incremental expenditures of approximately $85 million over a three year period, primarily during 1997 and 1998. USAir is not scheduled to take delivery of any new aircraft until 1998 and has committed financing for a significant portion of the purchase price for each of its scheduled 1998 aircraft deliveries. The Company expects to satisfy all of its short-term liquidity requirements, including the cost of USAir's aircraft interior upgrade and standardization program,
                                 30
<PAGE?
through a combination of cash on hand and cash flows from operations. The Company's estimates are subject to change. Changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from low cost, low fare air carriers or operations and increases in the price of aviation fuel, could have a materially adverse effect on the Company's liquidity, financial condition and results of operations. As mentioned earlier, USAir's high cost structure relative to its major competitors results in the Company being particularly susceptible to adverse changes in general economic and market conditions.

     Investing activities during the first half of 1996 included cash outflows of $88.2 million for the acquisition of assets ($11.0 million related to progress payments for Boeing 757-200 aircraft scheduled for delivery in 1998 and $77.2 million related to the purchase of rotables, hush kits, computer equipment and various ground support equipment). The Company's Short-Term Investments increased by $442.7 million during the period. The Other investing uses of cash category includes $12.2 million related to the purchase of debt issued by Shuttle, Inc. during the first quarter of 1996. The net cash used by investing activities during the first half of 1996 was $536.7 million.

     Net cash used by financing activities during the first half of 1996 was $39.5 million. USAir sold $263.0 million principal amount of Enhanced Equipment Notes ("Enhanced Notes") during the first quarter of 1996 through a private placement offering under SEC Regulation 144A. USAir used the proceeds from the offering as part of the funds necessary to repay in full the indebtedness incurred in connection with certain Boeing 757-200 aircraft delivered to USAir in 1994 and 1995. The transaction is reflected on the Company's Condensed Consolidated Statements of Cash Flows as proceeds from the issuance of debt of $103.0 million and a "non-cash" issuance of debt of $160.0 million. The non-cash component reflects proceeds that USAir directed to reduce debt and pay underwriter's fees at the time of the offering. USAir used the cash proceeds it received from the offering and additional funds to make debt repayments of approximately $105.5 million immediately following the offering. The Enhanced Notes are secured by nine Boeing 757-200 aircraft. USAir filed a Form S-4 Registration Statement with the SEC during July 1996 in connection with its offer to exchange registered Enhanced Notes for the privately-placed Enhanced Notes. The exchange offer will not result in cash inflows or outflows with the exception of filing fees and certain administrative costs. In addition to the refinancing transaction, the Company's subsidiaries made scheduled debt repayments of approximately $39.2 million during the first half of 1996. USAir also incurred new debt of $13.8 million associated with progress payments for Boeing 757-200 aircraft scheduled for delivery in 1998. The $13.8 million is reflected as non-cash activity in the Company's Condensed Consolidated Statements of Cash Flows because USAir incurred the related debt in conjunction with the payment of the progress payments. As mentioned above, USAir has committed financing for a significant portion of the purchase price for each of its scheduled 1998 aircraft deliveries.

     As of June 30, 1996, USAir Group's ratio of current assets to current liabilities was approximately 0.73 to 1 and the debt component of USAir Group's capitalization structure was greater than 100% (and also greater than 100% if the three series of mandatorily redeemable preferred stock are considered to be debt) due to a deficit in stockholders' equity.

     Certain information contained in this report should be con-sidered "forward-looking information". Forward-looking information requires the Company to make estimates of future revenues, expenses, activity levels and economic and markets conditions, among other factors. Some of these factors, such as aviation fuel costs and general economic conditions, are outside of the Company's control. The Company's estimates are subject to change. Actual results experienced by the Company may differ from the Company's estimates. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.




            (this space intentionally left blank)
                            32

                    Part II.  Other Information

Item 1.  Legal Proceedings

     In May 1995, the Company, USAir and the Retirement Income Plan for Pilots of USAir, Inc. (the "Pilots Pension Plan") were sued in Federal district court by 481 active and retired pilots alleging violations of the Employee Retirement Income Security Act ("ERISA") by erroneously calculating pension benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. On May 31, 1996 the court issued a decision in the lawsuit granting USAir's Motion to Dismiss the majority of the complaint for lack of subject matter jurisdiction, deciding that the dispute must be resolved through the arbitration process. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement of ERISA. There are no significant penalties or damages which can result from this remaining claim. The plaintiffs have appealed the court's decision, however, in the opinion of USAir's counsel, the appeal is unlikely to be successful.

     On July 30, 1996, the Company and USAir initiated a lawsuit in United States District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American and American's parent company, AMR Corp. The Company and USAir have claimed that British Airways, in pursuit of an alliance with American, has breached its fiduciary duty to the Company and USAir and has violated certain provisions of the January 21, 1993 Investment Agreement between the Company and British Airways. In addition, the lawsuit claims that American has aided and abetted British Airways' breach of its fiduciary duties and has tortuously interfered with British Airways' performance of its obligations under the Investment Agreement. The lawsuit also claims that the defendants are in violation of U.S. antitrust laws that prohibit conduct that harms competition.

     The Company is unable to predict at this time the ultimate outcome of this lawsuit.

Item 3.  Defaults Upon Senior Securities

     On July 24, 1996, USAir Group's Board of Directors declared a dividend of $43.0 million on the Company's outstanding Senior Preferred Stock. The Company had previously deferred the payment of dividends on all of its outstanding preferred stock issuances effective with dividend payments due September 30, 1994.

     The dividend declared is equal to the Company's capital surplus at June 30, 1996, as calculated in accordance with Delaware General
Corporation Law based on the Company's Condensed Consolidated

Balance Sheets, and was paid pro rata to the holders of the Senior Preferred Stock on August 2, 1996. The Company's outstanding Series B Preferred Stock is junior to the Company's Senior Preferred Stock and is not eligible to receive dividends until the deferred dividends on the Senior Preferred Stock are paid in full and all Senior Preferred Stock dividend payments are current. There can be no assurance of when or if the Company's Board of Directors will declare additional dividends on its outstanding capital stock.

     The redemption value of the Series A Preferred Stock at June 30, 1996 was $432.7 million (face amount of $358.0 million plus deferred dividends and interest thereon of $74.7 million). The redemption values of the Series F and Series T Preferred Stock at June 30, 1996 were $340.7 million (face amount of $300.0 million plus deferred dividends and interest thereon of $40.7 million) and $112.9 million (face amount of $100.7 million plus deferred dividends and interest thereon of $12.2 million), respectively. The liquidation preference of the Series B Preferred Stock was $248.1 million (face amount of $213.2 million plus deferred dividends of $34.9 million) at June 30, 1996.

     The outstanding issues of preferred stock are the: Series A Preferred Stock owned by affiliates of Berkshire Hathaway, Inc.; Series F Preferred Stock and Series T Preferred Stock both owned by an affiliate of British Airways Plc; and the Series B Preferred Stock which is publicly held.

Item 4.  Submission of Matters to a Vote of Security Holders

     USAir Group's annual meeting of stockholders was held on May 22, 1996. Proxies for the meeting were solicited by USAir Group pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     All of management's nominees for the election to the Board of Directors as listed in USAir Group's Proxy Statement for the meeting were elected without solicitation in opposition. In addition, the holders of voting securities also voted on the following proposals with the following results:

1. Management's proposal regarding approval of the Company's 1996 Stock Incentive Plan.

    For   67,341,046    Against    11,961,901    Abstain    253,183
    Broker Non-Votes     None

                      (continued on following page)

2.  Management's proposal regarding approval of the Company's
    Nonemployee Director Stock Incentive Plan.

    For   74,326,819    Against    4,928,771    Abstain      300,540
    Broker Non-Votes     None

3. Management's proposal regarding ratification of the selection of auditors of the Company for fiscal year 1996.

    For   78,906,311    Against      467,213    Abstain      182,606
    Broker Non-Votes     None

4.  Stockholder proposal concerning confidential voting.

    For   24,838,013    Against   43,373,875    Abstain      457,569
    Broker Non-Votes     10,886,673

5.  Stockholder proposal relating to political contributions.

    For    5,156,187    Against   59,976,394    Abstain    3,506,625
    Broker Non-Votes    10,916,924

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Designation                    Description

4     Consolidated Financial Statements of Galileo International
      Partnership for the years ended December 31, 1995 and 1994 and the Consolidated Financial Statements of Apollo Travel Services
      Partnership for the years ended December 31, 1995 and 1994.

10 USAir Group's 1996 Stock Incentive Plan (incorporated by reference to Exhibit A to USAir Group's Proxy Statement dated April 15, 1996).

11 Computation of Primary and Fully-Diluted Earnings Per Share for the three months and six months ended June 30, 1996 and 1995 for USAir Group, Inc.

27.1  Financial Data Schedule - USAir Group, Inc.

27.2  Financial Data Schedule - USAir, Inc.

99 Select Airline Operating and Financial Statistics for the three months and six months ended June 30, 1996 and 1995 for USAir, Inc.

B.    Reports on Form 8-K

Date of Report                      Subject of Report

May 1, 1996            News Release dated April 24, 1996 of USAir Group,
                       Inc. and USAir, Inc. with consolidated statements of operations for each company for the three months ended March 31, 1996.

July 26, 1996          News Release dated July 24, 1996 of USAir Group,
                       Inc. and USAir, Inc. with consolidated statements of operations for each company for the three months and six months ended June 30, 1996 and select operating and financial statistics for USAir, Inc.for the same periods.

July 30, 1996          News Release dated July 30, 1996 of USAir Group,
                       Inc. and USAir, Inc., relating to the initiation of litigation by USAir Group, Inc. and USAir, Inc. against British Airways Plc, BritAir
                       Acquisition Corp. Inc., AMR Corporation and
                       American Airlines, Inc.



                (this space intentionally left blank)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                           USAir Group, Inc.
                                             (Registrant)

Date: August 13, 1996              By:   /s/James A. Hultquist
                                      ----------------------------
                                          James A. Hultquist
                                             Controller
                                    (Principal Accounting Officer)


                                             USAir, Inc.
                                            (Registrant)

Date: August 13, 1996              By:   /s/James A. Hultquist
                                      ----------------------------
                                          James A. Hultquist
                                              Controller
                                    (Principal Accounting Officer)
                                37