Form 10-Q
period 1996-09-30
USAIR GROUP INC; USAIR INC
filed 1996-11-14
CIK 701345, 714560

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

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

                   Yes   [X]                   No  [ ]

     At October 31, 1996, there were outstanding approximately 64,180,000 shares of common stock of USAir Group, Inc. and 1,000 shares of common stock of USAir, Inc.

     The registrant USAir, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclosure format.

                              USAir Group, Inc.
                                     and
                                 USAir, Inc.

                        Quarterly Report on Form 10-Q

                              Table of Contents




Part I. Financial Information                               Page
                                                            ----

 Item 1A.  Financial Statements - USAir Group, Inc.

   Condensed Consolidated Statements of Operations
     -- Three Months and Nine Months Ended September 30,
        1996 and 1995                                          1
   Condensed Consolidated Balance Sheets
     -- September 30, 1996 and December 31, 1995               2
   Condensed Consolidated Statements of Cash Flows
     -- Nine Months Ended September 30, 1996 and 1995          4
   Notes to Condensed Consolidated Financial Statements        6

 Item 1B.  Financial Statements - USAir, Inc.

   Condensed Consolidated Statements of Operations
     -- Three Months and Nine Months Ended September 30,
        1996 and 1995                                         11
   Condensed Consolidated Balance Sheets
     -- September 30, 1996 and December 31, 1995              12
   Condensed Consolidated Statements of Cash Flows
     -- Nine Months Ended September 30, 1996 and 1995         14
   Notes to Condensed Consolidated Financial Statements       16

 Item 2. Management's Discussion and Analysis of Financial    18
          Condition and Results of Operations

Part II.  Other Information

 Item 1.  Legal Proceedings                                   34

 Item 3.  Defaults Upon Senior Securities                     34

 Item 5.  Other Information                                   35

 Item 6.  Exhibits and Reports on Form 8-K                    35

Signatures                                                    37

                        Part 1.  Financial Information
                        Item 1A.  Financial Statements

USAir Group, Inc.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 1996 and 1995 (unaudited)
--------------------------------------------------------------------------
(in thousands, except per share amounts)
                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                                  ------------------               -----------------

                                                   1996           1995           1996           1995
                                               -------------  -------------  -------------  -------------
Operating Revenues
     Passenger transportation                  $  1,885,792   $  1,687,824   $  5,520,502   $  5,078,439
     Cargo and freight                               39,701         37,889        117,944        118,306
     Other                                          147,074        147,704        452,030        423,063
                                               -------------  -------------  -------------  -------------
          Total Operating Revenues                2,072,567      1,873,417      6,090,476      5,619,808
Operating Expenses
     Personnel costs                                810,282        730,145      2,351,826      2,179,066
     Aviation fuel                                  188,321        154,223        532,394        477,666
     Commissions                                    147,088        135,400        440,225        431,222
     Aircraft rent                                  116,378        108,718        321,641        329,738
     Other rent and landing fees                    105,839        105,308        311,539        310,506
     Aircraft maintenance                            75,446         83,287        265,903        264,928
     Depreciation and amortization                   77,411         87,912        238,072        263,978
     Other, net                                     420,450        375,775      1,240,793      1,148,937
                                               -------------  -------------  -------------  -------------
          Total Operating Expenses                1,941,215      1,780,768      5,702,393      5,406,041
                                               -------------  -------------  -------------  -------------
          Operating Income (Loss)                   131,352         92,649        388,083        213,767
Other Income (Expense)
     Interest income                                 21,732         13,562         51,409         32,553
     Interest expense                               (66,456)       (75,065)      (201,409)      (228,521)
     Interest capitalized                             2,280            758          5,702          7,730
     Equity in earnings (loss) of affiliates          9,791          9,234         31,102         27,781
     Other, net                                     (19,486)         8,332        (20,091)        12,137
                                               -------------  -------------  -------------  -------------
          Other Income (Expense), Net               (52,139)       (43,179)      (133,287)      (148,320)
                                               -------------  -------------  -------------  -------------
Income (Loss) Before Taxes                           79,213         49,470        254,796         65,447
Provision (Credit) for Income Taxes                  11,475          6,414         18,576          6,414
                                               -------------  -------------  -------------  -------------
Net Income (Loss)                                    67,738         43,056        236,220         59,033
Preferred Dividend Requirement                      (22,338)       (21,415)       (67,134)       (63,044)
                                               -------------  -------------  -------------  -------------
Net Income (Loss) Applicable  to
     Common Stockholders                       $     45,400   $     21,641   $    169,086   $     (4,011)
                                               =============  =============  =============  =============
Income (Loss) per Common Share
     Primary                                   $       0.69   $       0.35   $       2.58   $      (0.06)
     Fully-diluted                             $       0.60            N/A   $       2.15            N/A
Shares Used for Computation (000)
     Primary                                         65,838         62,571         65,457         62,143
     Fully-diluted                                   95,754            N/A         95,373            N/A


See accompanying Notes to Condensed Consolidated Financial Statements.

                                      1


USAir Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 1996 (unaudited) and December 31, 1995
----------------------------------------------------
(dollars in thousands, except per share amounts)


                                                           September 30,    December 31,
                                                               1996             1995
                                                          ---------------  --------------
                           ASSETS
Current Assets
     Cash and cash equivalents                            $      655,447   $     881,854
     Short-term investments                                      631,114          19,831
     Receivables, net                                            410,293         322,122
     Materials and supplies, net                                 250,600         248,144
     Prepaid expenses and other                                  138,035         111,131
                                                          ---------------  --------------
          Total current assets                                 2,085,489       1,583,082

Property and Equipment
     Flight equipment                                          5,275,700       5,251,742
     Ground property and equipment                             1,091,620       1,073,720
     Less accumulated depreciation and amortization           (2,464,773)     (2,301,059)
                                                          ---------------  --------------
                                                               3,902,547       4,024,403
     Purchase deposits                                            64,261          17,026
                                                          ---------------  --------------
          Property and equipment, net                          3,966,808       4,041,429
Other Assets
     Goodwill, net                                               498,524         510,562
     Other intangibles, net                                      302,389         312,786
     Other assets, net                                           518,618         507,149
                                                          ---------------  --------------
          Total other assets                                   1,319,531       1,330,497
                                                          ---------------  --------------

                                                          $    7,371,828   $   6,955,008
                                                          ===============  ==============

     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Current maturities of long-term debt                 $       94,727   $      80,721
     Accounts payable                                            380,546         325,330
     Traffic balances payable and unused tickets                 844,353         607,170
     Accrued expenses                                          1,421,787       1,471,475
                                                          ---------------  --------------
          Total current liabilities                            2,741,413       2,484,696
Long-term Debt, Net of Current Maturities                      2,625,790       2,717,085
Deferred Credits and Other Liabilities
     Deferred gains, net                                         366,555         386,947
     Postretirement benefits other than pensions,
          non-current                                          1,076,688       1,015,623
     Non-current employee benefit liabilities and other          464,070         427,726
                                                          ---------------  --------------
          Total deferred credits and other liabilities         1,907,313       1,830,296

                           (continued on next page)


USAir Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 1996 (unaudited) and December 31, 1995   (Continued)
------------------------------------------------------------------
(dollars in thousands, except per share amounts)


                                                            September 30,    December 31,
                                                                1996             1995
                                                           ---------------  --------------
  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Commitments and Contingencies

Redeemable Cumulative Convertible Preferred Stock
     Series A, 358,000 shares issued, no par value                358,000         358,000
          (redemption value of $417,181 at September 30,
          1996)
     Series F, 30,000 shares issued, no par value                 300,000         300,000
          (redemption value of $331,429 at September 30,
          1996)
     Series T, 10,000 shares issued, no par value                 100,719         100,719
          (redemption value of $110,044 at September 30,
          1996)
Stockholders' Equity (Deficit)
     Series B cumulative convertible preferred stock,
          no par value, 4,263,000 depositary shares               213,153         213,153
          issued (liquidation preference of $250,455 at
          September 30, 1996)
Common stock, par value $1 per share, authorized
     150,000,000 shares, issued and outstanding                    64,216          63,449
     64,216,000 and  63,449,000 shares, respectively
Paid-in capital                                                 1,385,139       1,362,756
Retained earnings (deficit)                                    (2,144,991)     (2,298,211)
Deferred compensation                                            (100,929)        (98,847)
Adjustment for minimum pension liability                          (77,995)        (78,088)
                                                           ---------------  --------------
          Total stockholders' equity (deficit)                   (661,407)       (835,788)
                                                           ---------------  --------------

                                                           $    7,371,828   $   6,955,008
                                                           ===============  ==============




See accompanying Notes to Condensed Consolidated Financial Statements.

                                      3


USAir Group, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1996 and 1995 (unaudited)
---------------------------------------------------------
(in thousands)
                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                        1996        1995
                                                                     ----------  ----------

Cash and cash equivalents beginning of period                        $ 881,854   $ 429,538
                                                                     ----------  ----------

Cash flows from operating activities
     Net income (loss)                                                 236,220      59,033
     Adjustments to reconcile net income (loss) to
        cash provided by (used for) operating activities
          Depreciation and amortization                                238,072     263,978
          Loss (gain) on disposition of property                          (889)    (13,762)
          Amortization of deferred gains and credits                   (20,749)    (20,704)
          Other                                                         42,560      (2,847)
          Changes in certain assets and liabilities
               Decrease (increase) in receivables                      (88,171)   (130,595)
               Decrease (increase) in materials, supplies,
                    prepaid expenses and intangible pension assets     (42,453)    (12,221)
               Increase (decrease) in traffic balances
                    payable and unused tickets                         237,183     204,348
               Increase (decrease) in accounts payable
                    and accrued expenses                                 4,762      72,086
               Increase (decrease) in postretirement
                  benefits other than pensions, non-current             61,065      55,455
                                                                     ----------  ----------
                    Net cash provided by (used for)
                         operating activities                          667,600     474,771

Cash flows from investing activities
     Aircraft acquisitions and purchase deposits, net                  (37,231)    (49,675)
     Additions to other property                                      (105,711)    (55,561)
     Proceeds from disposition of property                              15,503     154,174
     Change in short-term investments                                 (603,983)     21,994
     Change in restricted cash and investments                          (2,347)        330
     Other                                                             (10,821)     (1,421)
                                                                     ----------  ----------
          Net cash provided by (used for) investing
               activities                                             (744,590)     69,841

                           (continued on next page)
                                      4


USAir Group, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1996 and 1995 (unaudited)    (Continued)
------------------------------------------------------------------------
(in thousands)
                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                            1996             1995
                                                      ----------------  ---------------

Cash flows from financing activities
     Issuance of debt                                         103,002            1,162
     Reduction of debt                                       (211,942)        (118,174)
     Issuance of common stock                                   2,523            8,315
     Dividends paid                                           (43,000)               -
                                                      ----------------  ---------------
          Net cash provided by (used for) financing
               activities                                    (149,417)        (108,697)
                                                      ----------------  ---------------

Net increase (decrease) in cash and cash equivalents         (226,407)         435,915
                                                      ----------------  ---------------

Cash and cash equivalents end of period               $       655,447   $      865,453
                                                      ================  ===============

Noncash investing and financing activities
     Issuance of debt - refinancing of debt secured
          by aircraft                                 $       159,998   $            -
                                                      ================  ===============
     Reduction of debt - refinancing of debt
          secured by aircraft                         $       154,422   $            -
                                                      ================  ===============
     Issuance of debt - aircraft acquisitions         $        26,075   $      162,125
                                                      ================  ===============
     Reduction of debt - aircraft purchase deposits   $             -   $       70,837
                                                      ================  ===============
     Underwriter's fees - refinancing of debt
          secured by aircraft                         $         2,488   $            -
                                                      ================  ===============
     Dividends declared, but not paid                 $        40,000   $            -
                                                      ================  ===============
Supplemental Information
     Cash paid during the year for interest, net
          of amounts capitalized                      $       219,270   $      243,410
                                                      ================  ===============
     Net cash (received) paid during the year
          for income taxes                            $         7,254   $        4,609
                                                      ================  ===============





See accompanying Notes to Condensed Consolidated Financial Statements.

                                      5

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

     USAir has announced that it will terminate its Airline Technical Services, LLC joint venture with a subsidiary of British Airways Plc, effective January 1997. Airline Technical Services, LLC, a Delaware limited liability company, was formed during the fourth quarter of 1995 for the purpose of offering joint aviation maintenance, and technical and engineering expertise in the Americas. Amounts related to this joint venture included in the Company's financial results for the first nine months of 1996 are immaterial and no material charges are expected to result from its termination.

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

(2) Income  (Loss)  Per  Common  Share

     The Company includes the effects of assuming conversion of all dilutive stock options and convertible equity instruments into common stock when calculating fully-diluted income (loss) per common share. For the three month period ended September 30, 1996, approximately 1,625,000 incremental shares were included in the calculation as the result of applying the treasury stock method to the Company's outstanding stock options. For the same period, the effects of assuming conversion of the Company's Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock"), Series T-1 Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T-1 Preferred Stock"), Series T-2 Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T-2 Preferred Stock") (the Series T-1 and Series T-2 Preferred Stock are collectively referred to as the "Series T Preferred Stock"), and the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") were dilutive and therefore included in the calculation. The income and share effects of assuming conversion of these preferred stock issuances were approximately $12,144,000 and 29,916,000 shares. The effects of assuming conversion of the Company's 9 % Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") were antidilutive and therefore excluded from the calculation.

     For the nine month period ended September 30, 1996, approximately 1,510,000 incremental shares were included in the calculation as the result of applying the treasury stock method to the Company's outstanding stock options. For the same period, the effects of assuming conversion of the Series F, Series T and Series B Preferred Stock were dilutive and therefore included in the calculation. The total income and share effects of the dilutive preferred stock issuances were approximately $36,404,000 and 29,916,000 shares. The effects of assuming conversion of the Series A Preferred Stock were antidilutive and therefore excluded from the calculation.

(3) Redeemable  Preferred  Stock

     On October 25, 1996, the Company paid dividends of $40.0 million on its outstanding Series A, Series F and Series T Preferred Stock (collectively the Company's "Senior Preferred Stock"). The Company also paid dividends of $43.0 million on its Senior Preferred Stock during August 1996. Prior to the August 1996 payment, the Company had deferred the payment of dividends on all of its outstanding preferred stock issuances effective with dividend payments due September 30, 1994.

     The Company's capital surplus as of September 30, 1996, as calculated in accordance with Delaware General Corporation Law based on the Company's Condensed Consolidated Balance Sheets, was $33.1 million. This surplus amount includes the effect of the October dividend payment, which was accrued as of September 30, 1996. The Company's outstanding Series B Preferred Stock is junior to the Company's Senior Preferred Stock and is not eligible to receive dividends until the deferred dividends on the Senior Preferred Stock are paid in full and all Senior Preferred Stock dividend payments are current. There can be no assurance of when or if the Company's Board of Directors will declare additional dividends on the Company's outstanding capital stock.

     After the October dividend payment, accumulated deferred dividends on all of the Company's outstanding preferred stock issuances, including penalty dividends thereon, totaled approximately $97.9 million.

(4) Stockholders'  Equity

     On May 22, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan ("1996 Plan") and the Nonemployee Director Stock Incentive Plan ("Director Plan"). With the approval of the 1996 Plan, 3.1 million additional shares of USAir Group Common Stock ("Common Stock") were authorized for the granting of stock options and/or restricted stock. In conjunction with the 1996 Plan, 2,745,000 additional shares of Common Stock were reserved for the granting of stock options and/or restricted stock as of September 30, 1996.

     With the approval of the Director Plan, 70,000 shares of Common Stock were authorized for the granting of stock options to nonemployee directors of USAir Group. As of September 30, 1996, 15,000 shares of Common Stock were reserved for the granting of stock options under the Director Plan.

(5) Amendment  of  the  1992  Stock  Option  Plan

     In September 1996, the Human Resources Committee of the Company's Board of Directors amended the 1992 Stock Option Plan ("1992 Plan") to permit the granting of stock appreciation rights ("SARs") in tandem with the options under this plan. The Committee further amended the 1992 Plan to include the grant to all option holders of one SAR for each outstanding option held effective November 1, 1996. For each SAR, the holder is entitled to receive the difference between the fair market value of a share of USAir Group Common Stock and $15. The exercise of any SAR cancels its tandem option. Conversely, the exercise of any option cancels its tandem SAR. The SARs have the same expiration date as the tandem options.

(6) Nonemployee  Director  Retirement  Plan

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

(7) Select Financial Information - USAM Investments

     USAM owns 11% of the Galileo International Partnership ("GIP"), approximately 11% of the Galileo Japan Partnership ("GJP") and approximately 21% of the Apollo Travel Services Partnership ("ATS"). USAM accounts for these investments using the equity method. The following is summarized financial
information  for  GIP  and  ATS    (combined,  in  millions):


                         Three Months Ended         Nine Months Ended
                             September 30,             September 30,
                         ------------------         -----------------
                         1996          1995         1996         1995
                         ----          ----         ----         ----
                             (Unaudited)               (Unaudited)

     Service revenues   $ 370         $ 327       $ 1,114      $ 1,004
     Cost and expenses    304           271           898          823
                        -----         -----       -------      -------
          Net earnings  $  66         $  56       $   216      $   181
                        =====         =====       =======      =======

     USAM received distributions from GIP and ATS of approximately $2.8 million and $41.9 million (including a special distribution from ATS of $33.7 million during the second quarter of 1996 which represented a distribution of cash to partners), respectively, during the first nine months of 1996. USAM received distributions from GIP and ATS of approximately $1.8 million and $9.1 million, respectively, during the first nine months of 1995.

(8) Non-Recurring  Items

     Results for the first nine months of 1996 include two non-recurring items recorded by USAir during the second quarter of 1996 related to its non-operating British Aerospace BAe-146-200 ("BAe-146") aircraft. USAir reached agreements to sublease eleven BAe-146s during the second quarter. Both non-recurring items resulted in credits to Operating Expense categories. USAir reversed $22.5 million of previously accrued rent obligations related to these aircraft against Aircraft Rent expense and reversed $7.0 million against Aircraft Maintenance expense related to previously accrued lease return provisions.

(9) Subsequent  Event

     On  November  6,  1996,  USAir  announced  that  it  has  entered into an agreement-in-principle with AVSA, S.A.R.L., an affiliate of aircraft manufacturer Airbus Industrie ("Airbus"), regarding the possible acquisition by USAir of up to 400 Airbus A319, A320 and A321 narrowbody aircraft (collectively, the "Airbus Aircraft") for delivery to USAir between 1997 and 2009. Completion of the transaction is dependent upon USAir achieving a competitive cost structure. The proposed transaction, if consummated, would be comprised of 120 firm Airbus Aircraft and 120 Airbus Aircraft to be reconfirmed by USAir at a future date. In addition, USAir would have the option to acquire up to 160 additional Airbus Aircraft with open-ended delivery dates, USAir would have the flexibility in selecting among the 122-seat A319, the 144-seat A320 and the 168-seat A321, depending upon projected industry conditions at the time final delivery schedules were set.

     The agreement-in-principle with Airbus is subject to several conditions. Included are Board of Directors approvals, reaching a definitive purchase agreement and related documentation with Airbus and USAir reaching a satisfactory arrangement with one or more engine manufacturers.

     The Airbus Aircraft are presently intended as, at a minimum, replacement aircraft for USAir's existing fleet of McDonnell Douglas DC-9-30 and MD-80 aircraft, Boeing 737-200 aircraft, and Fokker F-28-4000 aircraft, all of which are intended to be disposed of by USAir. The Company has not yet determined whether consummation of the Airbus transaction and the disposition of the aircraft intended to be replaced would require the Company to recognize an "impairment loss" in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."













                    (this space intentionally left blank)

                        Part 1.  Financial Information
                        Item 1B.  Financial Statements

USAir, Inc.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 1996 and 1995 (unaudited)
--------------------------------------------------------------------------
(in thousands)
                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                    September 30,
                                                     ------------------               -----------------
                                                    1996             1995            1996            1995
                                               ---------------  ---------------  -------------  ---------------
Operating Revenues
     Passenger transportation                  $    1,739,074   $    1,561,583   $  5,093,175   $    4,724,470
     Cargo and freight                                 38,671           36,923        115,066          115,658
     Other                                            146,312          144,300        449,028          419,627
                                               ---------------  ---------------  -------------  ---------------
          Total Operating Revenues                  1,924,057        1,742,806      5,657,269        5,259,755

Operating Expenses
     Personnel costs                                  771,279          691,925      2,237,314        2,077,828
     Aviation fuel                                    178,260          146,811        504,728          456,319
     Commissions                                      137,090          126,110        410,854          404,269
     Aircraft rent                                    103,009           98,295        285,931          300,500
     Other rent and landing fees                      101,263          101,428        298,417          299,146
     Aircraft maintenance                              62,099           70,306        222,710          226,497
     Depreciation and amortization                     73,511           84,007        226,508          252,157
     Other, net                                       400,779          357,626      1,176,383        1,092,326
                                               ---------------  ---------------  -------------  ---------------
          Total Operating Expenses                  1,827,290        1,676,508      5,362,845        5,109,042
                                               ---------------  ---------------  -------------  ---------------

          Operating Income (Loss)                      96,767           66,298        294,424          150,713

Other Income (Expense)
     Interest income                                   22,041           13,385         51,522           32,158
     Interest expense                                 (71,255)         (75,931)      (213,323)        (225,526)
     Interest capitalized                               2,280              758          5,702            7,730
     Equity in earnings (loss) of affiliates            9,791            9,234         31,102           27,781
     Other, net                                       (19,931)           6,220        (20,302)           9,930
                                               ---------------  ---------------  -------------  ---------------
          Other Income (Expense), Net                 (57,074)         (46,334)      (145,299)        (147,927)
                                               ---------------  ---------------  -------------  ---------------

Income (Loss) Before Taxes                             39,693           19,964        149,125            2,786

Provision (Credit) for Income Taxes                    11,646            3,365         15,440            3,365
                                               ---------------  ---------------  -------------  ---------------

Net Income (Loss)                              $       28,047   $       16,599   $    133,685   $         (579)
                                               ===============  ===============  =============  ===============



See accompanying Notes to Condensed Consolidated Financial Statements.

                                      11


USAir, Inc.
Condensed Consolidated Balance Sheets
September 30, 1996 (unaudited) and December 31, 1995
----------------------------------------------------
(dollars in thousands, except per share amount)


                                                             September 30,    December 31,
                                                                 1996             1995
                                                            ---------------  --------------
                              ASSETS
Current Assets
     Cash and cash equivalents                              $      653,893   $     879,613
     Short-term investments                                        631,114          19,831
     Receivables, net                                              417,097         321,755
     Materials and supplies, net                                   217,535         222,245
     Prepaid expenses and other                                    124,391          97,922
                                                            ---------------  --------------
          Total current assets                                   2,044,030       1,541,366

Property and Equipment
     Flight equipment                                            5,043,310       5,021,520
     Ground property and equipment                               1,069,618       1,052,706
     Less accumulated depreciation and amortization             (2,377,058)     (2,222,814)
                                                            ---------------  --------------
                                                                 3,735,870       3,851,412
     Purchase deposits                                              64,261          17,026
                                                            ---------------  --------------
          Property and equipment, net                            3,800,131       3,868,438

Other Assets
     Goodwill, net                                                 498,524         510,562
     Other intangibles, net                                        302,353         312,539
     Other assets, net                                             644,013         590,622
                                                            ---------------  --------------
          Total other assets                                     1,444,890       1,413,723
                                                            ---------------  --------------

                                                            $    7,289,051   $   6,823,527
                                                            ===============  ==============

          LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
     Current maturities of long-term debt                   $       94,646   $      77,496
     Accounts payable                                              337,587         325,079
     Payable to parent company                                     246,788         100,344
     Traffic balances payable and unused tickets                   883,506         638,019
     Accrued expenses                                            1,381,818       1,435,194
                                                            ---------------  --------------
          Total current liabilities                              2,944,345       2,576,132

Long-term Debt, Net of Current Maturities
     Long-term debt                                              2,624,801       2,674,376
     Note payable - parent company                                       -          67,556
                                                            ---------------  --------------
          Total long-term debt, net of current maturities        2,624,801       2,741,932

                           (continued on next page)


USAir, Inc.
Condensed Consolidated Balance Sheets
September 30, 1996 (unaudited) and December 31, 1995   (Continued)
------------------------------------------------------------------
(dollars in thousands, except per share amount)


                                                             September 30,    December 31,
                                                                 1996             1995
                                                            ---------------  --------------

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)   (Continued)
Deferred Credits and Other Liabilities
Deferred gains, net                                                363,186         382,995
     Postretirement benefits other than pensions,
          non-current                                            1,076,438       1,015,373
     Non-current employee benefit liabilities and other            457,769         418,268
                                                            ---------------  --------------
          Total deferred credits and other liabilities           1,897,393       1,816,636

Stockholder's Equity (Deficit)
Common stock, par value $1 per share, authorized
     1,000 shares, issued and outstanding 1,000 shares                   1               1
Paid-in capital                                                  2,416,131       2,416,131
Retained earnings (deficit)                                     (2,515,625)     (2,649,310)
Adjustment for minimum pension liability                           (77,995)        (77,995)
                                                            ---------------  --------------
          Total stockholder's equity (deficit)                    (177,488)       (311,173)
                                                            ---------------  --------------

                                                            $    7,289,051   $   6,823,527
                                                            ===============  ==============














See accompanying Notes to Condensed Consolidated Financial Statements.

                                      13


USAir, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1996 and 1995 (unaudited)
---------------------------------------------------------
(in thousands)

                                                              Nine Months Ended September 30,
                                                                      1996        1995
                                                                   ----------  ----------
Cash and cash equivalents beginning of period                      $ 879,613   $ 428,925
                                                                   ----------  ----------

Cash flows from operating activities
     Net income (loss)                                               133,685        (579)
     Adjustments to reconcile net income (loss) to
        cash provided by (used for) operating activities
          Depreciation and amortization                              226,508     252,157
          Loss (gain) on disposition of property                        (373)    (13,595)
          Amortization of deferred gains and credits                 (19,809)    (19,809)
          Other                                                       21,708      (2,014)
          Changes in certain assets and liabilities
               Decrease (increase) in receivables                    (91,112)   (132,123)
               Decrease (increase) in materials, supplies,
                  prepaid expenses and intangible pension assets     (32,445)        (71)
               Increase (decrease) in traffic balances
                  payable and unused tickets                         245,487     217,724
               Increase (decrease) in accounts payable
                  and accrued expenses                                75,901     119,017
               Increase (decrease) in postretirement
                  benefits other than pensions, non-current           61,065      55,455
                                                                   ----------  ----------
                    Net cash provided by (used for)
                      operating activities                           620,615     476,162

Cash flows from investing activities
     Aircraft acquisitions and purchase deposits, net                (37,231)    (49,675)
     Additions to other property                                    (101,211)    (49,556)
     Proceeds from disposition of property                            14,748     151,909
     Change in short-term investments                               (603,983)     21,994
     Change in restricted cash and investments                        (2,347)        330
     Payment of debt for affiliated company                          (42,830)          -
     Other                                                           (10,490)     (1,421)
                                                                   ----------  ----------
          Net cash provided by (used for) investing
               activities                                           (783,344)     73,581

                           (continued on next page)
                                      14


USAir, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1996 and 1995 (unaudited)    (Continued)
------------------------------------------------------------------------
(in thousands)

                                                        Nine Months Ended September 30,


                                                             1996              1995
                                                       ----------------  ----------------
Cash flows from financing activities
     Issuance of debt                                          103,002                 -
     Reduction of debt                                        (165,993)         (114,352)
                                                       ----------------  ----------------
          Net cash provided by (used for) financing
               activities                                      (62,991)         (114,352)
                                                       ----------------  ----------------

Net increase (decrease) in cash and cash  equivalents         (225,720)          435,391
                                                       ----------------  ----------------

Cash and cash equivalents end of period                $       653,893   $       864,316
                                                       ================  ================

Noncash investing and financing activities
     Issuance of debt - refinancing of debt secured
          by aircraft                                  $       159,998   $             -
                                                       ================  ================
     Reduction of debt - refinancing of debt
          secured by aircraft                          $       154,422   $             -
                                                       ================  ================
     Reduction of parent company debt - aircraft
          acquisitions                                 $        68,641   $             -
                                                       ================  ================
     Issuance of debt - aircraft acquisitions          $        26,075   $       162,125
                                                       ================  ================
     Reduction of debt - aircraft purchase deposits    $             -   $        70,837
                                                       ================  ================
     Underwriter's fees - refinancing of debt
          secured by aircraft                          $         2,488   $             -
                                                       ================  ================

Supplemental Information
     Cash paid during the year for interest, net
          of amounts capitalized                       $       216,360   $       235,380
                                                       ================  ================
     Net cash (received) paid during the year
          for income taxes                             $         6,042   $         4,751
                                                       ================  ================




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

     USAir has announced that it will terminate its Airline Technical Services, LLC joint venture with a subsidiary of British Airways Plc, effective January 1997. Airline Technical Services, LLC, a Delaware limited liability company, was formed during the fourth quarter of 1995 for the purpose of offering joint aviation maintenance, and technical and engineering expertise in the Americas. Amounts related to this joint venture included in the Company's financial results for the first nine months of 1996 are immaterial and no material charges are expected to result from its termination.

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

(2) Select  Financial  Information  -  USAM  Investments

     Please refer to Note 7 in USAir Group's "Notes to Condensed Consolidated Financial Statements" on Page 9 of this report.

(3) Non-Recurring  Items

     Please refer to Note 8 in USAir Group's "Notes to Condensed Consolidated Financial Statements" on Page 9 of this report.

(4) Related  Party  Transactions

     During the third quarter of 1996, USAir prepaid certain long-term debt with a principal balance of approximately $42.8 million for Allegheny Airlines, Inc. ("Allegheny"), a wholly-owned regional airline subsidiary of USAir Group. As a result of this transaction, USAir and Allegheny entered into a long-term note receivable/payable agreement which expires in the year 2003. The balance of the long-term note receivable was approximately $42.5 million as of September 30, 1996.

     Effective October 1, 1996, USAir is purchasing the capacity generated by USAir Group's three wholly-owned regional air carriers at a fixed rate per ASM. These arrangements have no effect on USAir Group's financial statements; however, USAir's financial statements will reflect increased operating expenses from the capacity purchases and increased operating revenues from the sale of the purchased capacity.

(5) Subsequent  Event

     Please refer to Note 9 in USAir Group's "Notes to Condensed Consolidated Financial Statements" on Page 9 of this report.












                    (this space intentionally left blank)

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion relates to the financial condition and results of operations of USAir Group, Inc. ("USAir Group" or the "Company"). USAir, Inc. ("USAir") is the Company's principal subsidiary and accounted for approximately 92% of the Company's operating revenues for the third quarter of 1996. Except where noted, the following discussion is based primarily upon USAir's financial condition, results of operations and future prospects.

     The Company recognized net income of $67.7 million for the third quarter of 1996 on operating revenues of $2.07 billion. USAir, whose results include its wholly-owned subsidiary USAM Corp. ("USAM"), recorded net income of $28.0 million for the same period. For the first nine months of 1996, the Company's net income was $236.2 million and USAir's net income was $133.7 million.

     The third quarter of 1996 was characterized by the continuation of the relatively stable domestic economic climate and favorable capacity and pricing trends in markets served by the Company's airline subsidiaries that have existed since mid-1995. However, the Company's airline subsidiaries recently began experiencing increased competitive pressure. ValuJet Inc. ("ValuJet") reinstated service on September 30th, Delta Air Lines, Inc. ("Delta") launched its low cost, low fare product "Delta Express" on October 1st and Southwest Airlines, Inc. ("Southwest") further expanded its East Coast presence on October 27th. ValuJet had reduced its service in May 1996 and suspended operations entirely on June 17, 1996. The Company estimates that approximately 8% of USAir's capacity (as measured by available seat miles or "ASMs") directly overlapped with ValuJet's route structure prior to ValuJet's service reduction. ValuJet, which operated 51 aircraft prior to its service reduction, currently operates 15 aircraft. The Company believes that ValuJet's cessation of operations had a favorable effect on the Company's Passenger Transportation revenues during the second and third quarters of 1996, but has not precisely quantified such effect. The Company is unable to predict whether ValuJet's capacity in markets also served by USAir will eventually match or exceed the pre-May 1996 levels.

     The Company considers the presence of Delta Express and Southwest a serious competitive threat in markets served by its airline subsidiaries. Delta Express marks the culmination of Delta's efforts to establish a product capable of competing with low cost, low fare air carriers such as ValuJet and Southwest. Delta Express, which became possible as a result of a new labor agreement Delta recently entered into with its unionized pilots group, currently operates between Florida and 10 Northeast and Midwest cities. Southwest, which first entered the intra-East Coast market during 1993, recently initiated service between Providence and Baltimore, Orlando, Tampa, Nashville and Chicago. Southwest's service at Providence, which is approximately 60 miles from Boston, has resulted in some passenger traffic being drawn from Boston's Logan International Airport. USAir and its regional airline affiliates have substantial operations at Boston's Logan International Airport. Southwest has reported that its unit operating cost is approximately
7.50 cents per ASM and USAir estimates that Delta Express' unit operating cost will be near this level. USAir's unit operating cost was 12.44 cents per ASM for the third quarter of 1996.

     The Company estimates that USAir's direct route overlap with Delta Express and Southwest is currently 2.4% and 2.3%, respectively (as measured by ASMs). However, the Company anticipates that USAir's route overlap with both competitors, as well as the intensity of the competitive pressure on USAir, will increase as Delta Express follows its planned doubling of operations by January 1997 and Southwest allocates additional resources to its new Northeast operations. Direct competition with low cost, low fare air carriers or operations has typically resulted in the dilution of yield realized by the Company's airline subsidiaries, depending on the number of markets affected.

     USAir's cost structure continues to be the highest of all major air carriers in the U.S. Despite the Company's favorable financial results for the first nine months of 1996, the competitive threat posed by low cost, low fare competition presents a serious challenge to the Company to lower USAir's cost structure to remain competitive and ensure long-term financial viability.

                   Negotiations With Organized Labor Groups

     USAir's contract with the International Association of Machinists and Aerospace Workers ("IAM") became amendable in October of 1995 and its contract with the Air Line Pilots Association ("ALPA") became amendable on April 30, 1996. USAir's contract with its flight attendant employee group, represented by the Association of Flight Attendants ("AFA"), will be amendable on January 1, 1997. Collective bargaining talks between USAir and the IAM and ALPA continued during the third quarter. USAir has also had preliminary talks with the AFA. USAir cannot predict the outcome of these negotiations at this time or if it will be able to secure meaningful wage and benefit concessions and productivity improvements from its unionized employee groups. The Company remains committed to reducing USAir's personnel costs and improving employee productivity.

             Proposed British Airways-American Airlines Alliance

     On June 11, 1996, American Airlines, Inc. ("American") and British Airways Plc ("British Airways") announced a proposed alliance to jointly market, price and manage their North Atlantic airline services, effective April 1, 1997, subject to U.S. and international approvals. The joint services would carry the designator codes of both airlines and each would code-share beyond the other's gateways. The two airlines have also indicated that they intend to act cooperatively in other areas, such as marketing, sales, facilities use and cargo. British Airways and American have stated that they will seek antitrust immunity in connection with approval of their alliance. Certain competition authorities in the U.S. and Europe have made inquiries into the proposed alliance and several airlines serving the North Atlantic have raised very strong objections to the proposed alliance.

     On July 30, 1996, the Company and USAir initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American and American's parent company, AMR Corp. The Company and USAir have claimed that British Airways, in pursuit of an alliance with American, has breached its fiduciary duty to the Company and USAir and has violated certain provisions of the January 21, 1993 Investment Agreement between the Company and British Airways. In addition, the lawsuit claims that American has aided and abetted British Airways' breach of its fiduciary duties and has tortiously interfered with British Airways' performance of its obligations under the Investment Agreement. The lawsuit also claims that the defendants are in violation of U.S. antitrust laws that prohibit conduct that harms competition.

     On September 20, 1996, and September 27, 1996, respectively, British Airways and American filed Motions to Dismiss the lawsuit brought by USAir. In a hearing on October 25, 1996, U.S. District Court Judge Cederbaum heard oral arguments on the Motions to Dismiss. The Court dismissed a portion of the lawsuit against American relating to non-antitrust claims. The other claims against American and British Airways remain pending and the Court took under submission the Motions to Dismiss these claims.

     The Company is unable to predict at this time the ultimate outcome of this lawsuit.

                Payment of Dividends on Senior Preferred Stock

     On October 25, 1996, the Company paid dividends of $40.0 million on its outstanding Senior Preferred Stock. The Company also paid dividends of $43.0 million on its outstanding Senior Preferred Stock during August 1996. Prior to the August 1996 dividend payment, the Company had deferred the payment of dividends on all of its outstanding preferred stock issuances effective with dividend payments due September 30, 1994.

     The Company's capital surplus as of September 30, 1996, as calculated in accordance with Delaware General Corporation Law based on the Company's Condensed Consolidated Balance Sheets (which are contained in Part I, Item 1A of this report), was $33.1 million. This surplus amount is after the effect of the October dividend payment, which was accrued for payment as of September 30, 1996. The Company's outstanding Series B Preferred Stock is junior to the Company's Senior Preferred Stock and is not eligible to receive dividends until the deferred dividends on the Senior Preferred Stock are paid in full and all Senior Preferred Stock dividend payments are current. There can be no assurance of when or if the Company's Board of Directors will declare additional dividends on the Company's outstanding capital stock.

     After the October dividend payment, accumulated deferred dividends on all of the Company's outstanding preferred stock issuances, including penalty dividends thereon, totaled approximately $97.9 million. See Note 3 to the Company's Condensed Consolidated Financial Statements contained in Part I,
Item 1A of this report for a description of each of the Company's outstanding preferred stock issuances and Part II, Item 3 of this report, "Defaults Upon Senior Securities," for additional information with respect to accumulated deferred dividends.

                            Government Regulation

     The Federal Aviation Administration ("FAA") has proposed new regulations that would require flight data recorders that measure more flight parameters than most original equipment flight data recorders. The proposed regulations, subject to DOT approval, would require the upgraded flight data recorders to be installed within four years. The proposal, as drafted, would affect USAir's entire operating fleet. The Company estimates that the proposed regulations, if adopted, would cost USAir approximately $20 million over the four year period. The Company cannot predict whether or when the proposed regulations will be adopted or if the proposed regulations will result in expenditures consistent with the Company's current estimate.

     Following the July 1996 accident involving a Trans World Airlines, Inc. aircraft and the speculation that the cause of the accident may have been sabotage, President Clinton ordered new security measures related to passenger, baggage and cargo screening, particularly with respect to international operations. The increased security measures have resulted in an increase in the Company's operating expenses, although the dollar effect of the new security measures is not material. The President also formed a special committee which is reviewing aviation safety and airport security, as well as the air traffic control system. The committee's final recommendations
are  not  expected  before  February  1997.    Further  increases  in
government-mandated  security  measures  may  have  an  adverse  effect on the
Company's results of operations and financial condition depending on the ability of USAir and its regional affiliates to pass-through any new Federal taxes, surcharges or additional operating expenses to customers. Any effective increase in the cost of air transportation may dampen passenger and cargo traffic levels which could have a material adverse effect on the Company's results of operations and financial condition.

     The 10% Federal excise tax on domestic air transportation ("ticket tax") was reinstated on August 27, 1996, for tickets sold for travel before January 1, 1997. This tax, 10% of the cost of an airline ticket, had previously expired on January 1, 1996. The Company believes that its Passenger Transportation revenues were stimulated during the period the tax was not in effect - the absence of the tax effectively reduced the cost of air travel. The Company cannot estimate the dollar impact of the tax expiration on its Passenger Transportation revenues during the period the tax was not collected due to the complexity and number of factors that contribute to the Company's performance in this area. Legislation to extend the tax past the January 1, 1997 expiration date has not been enacted by Congress. The Company is unable to predict whether this tax will be extended past the January 1, 1997 expiration date or reimposed at a later date. As mentioned above, any effective increase in the cost of air transportation may have an adverse effect on air transportation demand which could have a material adverse effect on the Company's results of operations and financial condition.

     The Company's airline subsidiaries became obligated to pay the $.043 per gallon Federal Excise Tax on Transportation Fuels on October 1, 1995. Airlines had a three year exemption from this tax, which became law during 1992. Attempts to either rescind this tax or reinstate the airline exemption continue, although these efforts have not been successful to date. USAir cannot predict the ultimate outcome of future attempts to either rescind the tax or reinstate the airline exemption. USAir estimates that this tax will result in additional operating expenses of approximately $42 million for 1996 based on its current projected 1996 domestic aviation fuel consumption. USAir recognized expense of approximately $11 million and $31 million as a result of this tax during the third quarter and first nine months of 1996, respectively.

                              Other Information

     On November 12, 1996, USAir Group, Inc. announced that it will change its name to US Airways Group, Inc. and the name of its wholly-owned subsidiary, USAir, Inc., will change to US Airways, Inc. The name changes are scheduled to become effective in early 1997. Following the name changes, USAir's operations will be conducted under the name US Airways.

     On  November  6,  1996,  USAir  announced  that  it  has  entered into an agreement-in-principle with AVSA, S.A.R.L., an affiliate of aircraft manufacturer Airbus Industrie ("Airbus"), regarding the acquisition by USAir of up to 400 Airbus A319, A320 and A321 narrowbody aircraft (collectively, the "Airbus Aircraft") for delivery to USAir between 1997 and 2009. The proposed transaction would be comprised of 120 firm Airbus Aircraft and 120 Airbus Aircraft to be reconfirmed by USAir at a future date. In addition, USAir would have the option to acquire up to 160 additional Airbus Aircraft with open-ended delivery dates. USAir would have the flexibility in selecting among the 122-seat A319, the 144-seat A320 and the 168-seat A321, depending upon projected industry conditions at the time final delivery schedules were set.

     The agreement-in-principle with Airbus remains subject to required approvals of Airbus and the Company, a definitive purchase agreement and related documentation with Airbus, USAir reaching a satisfactory arrangement with one or more engine manufacturers, and USAir achieving a competitive cost structure.

     The Airbus Aircraft are presently intended as, at a minimum, replacement aircraft for USAir's existing fleet of McDonnell Douglas DC-9-30 and MD-80 aircraft, Boeing 737-200 aircraft, and Fokker F-28-4000 aircraft, all of which are intended to be disposed of by USAir. The Company has not yet determined whether consummation of the Airbus transaction and the disposition of the aircraft intended to be replaced would require the Company to recognize an "impairment loss" in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     USAir also announced that it would begin examining alternatives for widebody aircraft to support USAir's goal of increased international operations.

     USAir has advised The Boeing Company ("Boeing") and Rolls Royce Plc that it does not plan to accept delivery of the eight Boeing 757-200 aircraft USAir presently has on firm order. USAir is in continuing discussions with Boeing and other relevant parties regarding modifications to the applicable purchase agreements. Consistent with those discussions and a recent written statement from Boeing extending the scheduled delivery dates of the Boeing 757s from 1998 to 1999, USAir did not make a progress payment to Boeing of approximately $3 million which was, prior to such extension, scheduled to be due on November 1, 1996. On November 7, 1996, Boeing alleged that USAir was in default of the 757 purchase agreement for failing to make a progress payment on November 1, 1996. Boeing demanded that the alleged default be cured and certain other conditions be satisfied by November 14, 1996 or Boeing would purportedly terminate the 757 purchase agreement and might seek to exercise other remedies against USAir. USAir, Boeing and other relevant parties are in continuing discussions regarding the status of the 737 and 757 purchase agreements, and USAir cannot predict whether Boeing will seek to exercise remedies against USAir and if so, whether the effect on USAir's financial condition or results of operations would be material.

     In October 1996, certain Series B Preferred Stock shareholders informed the Company of their intent to pursue the right to elect two additional directors to the Company's Board of Directors. Under the terms of the Series B Preferred Stock, the holders of that security have the right to elect two directors to the Board of Directors of the Company if six quarterly dividend payments are not paid. That right became effective on February 15, 1996 (see information related to the Company's recent payment of dividends on Senior Preferred Stock under "Payment of Dividends on Senior Preferred Stock" above).

     On October 24, 1996, USAir notified British Airways that it was terminating the code sharing and frequent traveler agreements between the two companies effective March 29, 1997 as a result of British Airways' decision to enter into an alliance with American (see also "Proposed British Airways-American Airlines Alliance" above ). In addition, certain other commercial arrangements between USAir and British Airways are in the process of being terminated. The Company does not anticipate any material adverse impact on its results of operations or financial condition as a result of the termination of these arrangements.

     On October 23, 1996, the Company and USAir filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") related to the news release of financial results for both companies for the three months and nine months ended September 30, 1996. The Company disclosed in this Current Report that USAir's capacity (ASMs) is expected to increase by approximately 8% for the fourth quarter of 1996 versus the comparable periods in 1995 and that USAir's unit operating cost for the fourth quarter of 1996 is expected to be approximately 2%-3% higher, excluding aviation fuel expenses, compared to the fourth quarter of 1995. USAir's bookings for the fourth quarter of 1996 have been at levels consistent with those experienced during the third quarter of 1996, considering seasonality. The Company also expects USAir's yield and load factor for the fourth quarter of 1996 to remain relatively flat to slightly up versus the fourth quarter of 1995. See "Results of Operations" below for information related to estimated future increases in certain components of the Company's operating expenses.

     The Company has embarked on a program to upgrade and standardize the interiors of USAir's operating aircraft over the next three years as part of its efforts to make USAir "the airline of choice." The first phase of the program, which is in progress and expected to be completed during the fourth quarter of 1996, involves minor changes and improvements to the interiors of each of USAir's operating aircraft. This phase of the program will result in minimal incremental expenditures, but will provide a substantial short-term improvement in the appearance of each aircraft. The second phase of the program, which is scheduled to begin in February 1997 and expected to be completed in 1998, includes, depending on the type of aircraft, the replacement of carpets, seat cushions, sidewalls and overhead storage bins, repainting other aircraft interior components, reconfiguring and/or upgrading seats, expanding first class seating and adding or replacing lavatories. The Company currently estimates that the second phase of this program will result in one-time incremental expenditures of approximately $85 million, approximately $30 million of which is expected to be capitalized.

     Effective November 1, 1996, the Company's 1992 Stock Option Plan ("1992 Plan") was amended to include a stock appreciation right ("SAR") feature and SARs were granted to option holders under this plan on a one-for-one basis. For each SAR, the holder is entitled to receive the excess of the fair market value of a share of the Company's Common Stock and $15. The exercise of any SAR cancels its tandem option. Conversely, the exercise of any option cancels its tandem SAR. The SARs have the same expiration date as the tandem options. To the extent the fair market value of a share of its Common Stock exceeds $15, the Company will record compensation expense based on SARs outstanding. As of November 1, 1996, approximately 4.9 million options and SARs were outstanding under the 1992 Plan.

     In April 1996, USAir introduced electronic ticketing, or "ticketless travel," as an option for customers traveling within the U.S. on USAir or USAir Express. Electronic ticketing enables a customer to book a flight through USAir's reservations system and receive a confirmation number instead of a paper ticket. The Company believes that electronic ticketing enhances customer convenience and will help reduce USAir's distribution costs. Distribution costs currently account for approximately $1 billion of the Company's annual operating expenses. Customer response to electronic ticketing has been favorable and customer use of electronic ticketing has steadily increased since its introduction. USAir recently announced that travel agencies using the SABRE and Apollo computer reservation systems can now offer their customers USAir's electronic ticketing option. USAir continues to work towards expanding electronic ticketing to other computer reservation systems, international service and USAir Shuttle flights.

     Seeking to increase its international operations, on August 21, 1996, USAir filed with the U.S. Department of Transportation to serve London's Heathrow Airport from Boston, Charlotte, Philadelphia and Pittsburgh. USAir currently serves Frankfurt, Munich, Madrid, Paris and Rome.

     Pursuant to the Investment Agreement between the Company and British Airways, British Airways has the right to maintain its proportionate ownership of the Company's securities under certain circumstances by purchasing additional shares of a series of Series T Cumulative Convertible Exchangeable Senior Preferred Stock ("Series T Preferred Stock"). During April 1996 British Airways advised the Company that it would not exercise their right (triggered by issuances of Common Stock pursuant to certain USAir stock incentive and employee benefit plans during the nine month period ended March 31, 1996) to buy additional shares of Series T Preferred Stock.

Results  of  Operations

     The following section provides an overview of changes in certain components of the Company's results of operations (the Company's Condensed Consolidated Statements of Operations are contained in Part I, Item 1A of this report). See Exhibit 99 to this report for select USAir operating and financial statistics. Exhibit 99 also includes the definition of each of the terms used below. All terms used in this section refer to USAir's scheduled service operations except for unit operating cost, which includes charter service.
                                      24

                 Three Month Period Ended September 30, 1996
                              Compared With the
                 Three Month Period Ended September 30, 1995

     USAir Group recorded net income of $67.7 million for the third quarter of 1996, an improvement of $24.7 million (or 57.3%) versus its results for the third quarter of 1995. After provision for preferred stock dividends (see discussion above under "Payment of Dividends on Senior Preferred Stock"), the Company earned $45.4 million during the third quarter of 1996, or $0.69 per common share.

     USAir's passengers, RPMs, capacity (ASMs), load factor and yield all increased quarter-over-quarter. With the exception of the capacity increase, these statistics increased as a result of the relatively stable domestic economic climate and favorable capacity and pricing trends in markets served by the Company's airline subsidiaries which prevailed during the third quarter of 1996 (see discussion above). In addition, as discussed under "Government Regulation" above, the Company believes that the absence of the ticket tax for most of the third quarter of 1996 may have had a stimulative effect on traffic during that period. The quarter-over-quarter capacity increase was marginal.

     USAir continues to be the highest-cost major air carrier in the U.S. USAir's unit operating cost was 12.44 cents for the third quarter of 1996, a 9.1% increase versus its unit operating costs for the third quarter of 1995.
This increase is primarily the result of higher operating expenses applied over relatively unchanged capacity levels period-over-period (see discussion below related to changes in certain components of the Company's operating expenses).

Operating  Revenues

Passenger Transportation - USAir's Passenger Transportation revenues increased $177.5 million, or 11.4%, with the remainder of the $198.0 million increase attributable to the Company's regional airline subsidiaries. USAir's increase is the result of a 4.7% increase in yield and a 6.3% increase in RPMs. In addition, the average passenger journey increased 4.1% due primarily to additional long-haul flying quarter-over-quarter. The main factors that contributed to the Company's improved performance during the third quarter of 1996, including the general economic climate, market conditions, the absence of the ticket tax for most of the quarter and the temporary decrease in low cost, low fare competition, are discussed above. The Company believes that Hurricanes Fran and Edouard, which occurred during September 1996, adversely affected the Company's Passenger Transportation revenues by approximately $10 million.

     As discussed above, the Company's airline subsidiaries are experiencing increased competitive pressure with ValuJet's recent reinstatement of service, the October 1996 launch of Delta Express and Southwest's late-October 1996 expansion into the Northeast U.S. Direct competition with low cost, low fare air carriers or operations has typically resulted in the dilution of yield realized by the Company's airline subsidiaries, depending on the number of markets affected.

Other Operating Revenues - Fees received by USAir for passenger handling and reservation services from USAir Express air carriers (other than the fees USAir receives from the Company's three wholly-owned regional air carriers, which are eliminated during the consolidation of the Company's results of operations) increased due to higher passenger volumes and a higher fee structure. In addition, USAir experienced increased revenues from frequent traveler program participation fees, reservation cancellation fees and aircraft lease arrangements. The wet lease arrangement with British Airways expired during the second quarter of 1996. For the third quarter of 1995, wet lease revenues of approximately $16.2 million were included in the Company's Other Operating Revenues. Increases or decreases in components of Other Operating Revenues are largely offset by related changes in Other Operating Expenses or other operating expense categories.

Operating  Expenses

Personnel Costs - Interest rate-driven increases in pension and post-retirement benefits expenses, profit sharing expenses, contractual wage increases that USAir's pilot and flight attendant employee groups received in January 1996 and wage increases received by certain non-contract employees effective January 1, 1996, combined to more than offset personnel complement decreases. USAir's flight attendants and pilots also received contractual wage increases in January 1995 and July 1995, respectively, and USAir's mechanics received contractual wage increases in March 1995. USAir had 40,047 full-time equivalent employees on September 30, 1996 versus 40,455 full-time equivalent employees on September 30, 1995. Pension, long-term disability and post-retirement benefits expenses increased approximately $24.9 million quarter-over-quarter.

     The Company recorded profit sharing expense of $41.1 million during the third quarter of 1996 versus $15.2 million during the third quarter of 1995. Based on its current projection of results for the fourth quarter of 1996, the Company expects to record additional profit sharing expenses of approximately $41 million during the fourth quarter of 1996.

Aviation Fuel - USAir's aviation fuel consumption was relatively unchanged quarter-over-quarter, but rate factors contributed to a 21.4% increase in aviation fuel expense. USAir paid an average of 63.21 cents per gallon for aviation fuel during the third quarter of 1996. Aviation fuel prices have continued to increase during the fourth quarter of 1996. USAir is currently paying approximately 70 cents to 72 cents on average for a gallon of aviation fuel. Aviation fuel prices are subject to market conditions and other factors that are generally outside of the Company's control. Fluctuations in the price of aviation fuel can have a dramatic effect on the Company's results of operations. Based on current consumption, each one cent per gallon increase in USAir's cost of aviation fuel translates into an increase of approximately $11 million in USAir's annual aviation fuel expense. See Other Operating Expenses below related to Federal taxes on aviation fuel.

Commissions-  Increased due to increases in Passenger Transportation revenues.

Aircraft Rent - Increased due primarily to two leased Boeing 767-200ER aircraft reentering USAir's operating fleet during the first half of 1996. USAir recognized expenses related to these aircraft in the Other Operating Expenses category while they were operated by British Airways.

Aircraft Maintenance - Decreased approximately $7.8 million. Efficiencies gained from reengineering efforts in USAir maintenance areas, the effects of fewer operating aircraft in USAir's fleet and timing factors contributed to the expense reduction. USAir recently signed a 10 year contract with a subsidiary of the General Electric Company ("GE") for the upkeep and overhaul of USAir's CF6 and CFM-56 jet engines. These engines, originally manufactured by GE, power all of USAir's 767-200ER, 737-300 and 737-400 aircraft. The
Company expects a long-term decrease in maintenance costs associated with these engines because of the new contract, but may experience higher maintenance costs during the fourth quarter of 1996 due to the transition from the former servicer to GE.

Depreciation and Amortization - Decreased due mainly to fewer owned aircraft in USAir's operating fleet.

Other Operating Expenses - Increased due primarily to additional Federal taxes on aviation fuel and increased communications-related costs. The Federal Excise Tax on Transportation Fuels totaled approximately $11 million for the third quarter of 1996 (see also "Government Regulation" above). The wet lease arrangement with British Airways expired during the second quarter of 1996, however, wet lease expenses of approximately $16.2 million were included in the Company's Other Operating Expenses for the third quarter of 1995 (see also Other Operating Revenues and Aircraft Rent above).

Other  Income  (Expense)

Interest Income - Increased due mainly to higher Cash and Cash Equivalents and Short-Term Investments balances period-over-period.

Interest Expense - Decreased primarily as the result of less long-term debt outstanding period-over-period. The Company made early debt repayments of approximately $44.8 million during the third quarter of 1996.

Equity in Earnings (Loss) of Affiliates - Amounts pertain to USAM's equity interest in the earnings of Galileo International Partnership, Apollo Travel Services Partnership ("ATS") and Galileo Japan Partnership. Results for all three partnerships improved primarily driven by increases in airline industry passenger volumes period-over-period.

Other, Net - Results for the third quarter of 1996 include expense of $9.8 million related to USAir's settlement of litigation involving travel agencies (see Part II, Item 1. "Legal Proceedings" for additional information) and reserves of $10.5 million related to USAir's planned disposition of five non-operating aircraft. Results for the third quarter of 1995 included a gain of $5.5 million related to the sale of certain Boeing 737-300 aircraft.

                 Nine Month Period Ended September  30, 1996
                              Compared With the
                 Nine Month Period Ended September  30, 1995

          On a year-to-date basis, USAir Group recorded net income of $236.2 million, an improvement of $177.2 million or triple its net income for the first nine months of 1995. After provision for preferred stock dividends (see discussion above under "Payment of Dividends on Senior Preferred Stock"), the Company earned $169.1 million during the first nine months of 1996, or $2.58 per common share.

     USAir's passengers and capacity (ASMs) decreased period-over-period, however, RPMs, load factor and yield all increased for the same comparative period. Passenger and capacity decreases mainly reflect mid-1995 schedule reductions with the harsh winter weather during the first quarter of 1996 contributing to the decrease. The increase in RPMs, load factor and yield are primarily due to the continuation of a relatively stable domestic economic climate and favorable capacity and pricing trends in markets served by the Company's airline subsidiaries. In general, the favorable capacity and pricing trends have been evident since the demise of the Continental Lite product (offered by Continental Airlines, Inc.) early in the second quarter of 1995. Competition with Continental Lite included USAir lowering fares in certain markets to maintain market share. In addition, as discussed under "Government Regulation" above, the Company believes that the absence of the ticket tax during the first eight months of 1996 may have had a stimulative effect on traffic during that period.

     USAir's unit operating cost was 12.66 cents for the first nine months of 1996, a 12.4% increase versus the first nine months of 1995. This increase is primarily the result of higher operating expenses applied over slightly less capacity (ASMs) period-over-period (see discussion below related to changes in certain components of the Company's operating expenses).

     USAir recorded two non-recurring items during the first nine months of 1996 related to its non-operating British Aerospace BAe-146-200 ("BAe-146") aircraft. USAir reached agreements to sublease eleven BAe-146s during the second quarter of 1996 (in addition to the three sublease agreements reached during the fourth quarter of 1995). Both non-recurring items resulted in credits to Operating Expense categories. USAir reversed $22.5 million of previously accrued rent obligations related to these aircraft against Aircraft Rent expense and reversed $7.0 million against Aircraft Maintenance expense related to previously accrued lease return provisions. USAir has recently reached an agreement to dispose of its only owned BAe-146.

Operating  Revenues

Passenger Transportation - USAir's Passenger Transportation revenues increased $368.7 million, or 7.8%, with the remainder of the $442.1 million increase attributable to the Company's regional airline subsidiaries. USAir's increase is primarily the result of a 6.7% increase in yield, a 1.0% increase in RPMs and a 2.8% increase in average passenger journey. The main factors that contributed to the Company's improved year-over-year performance, including the general economic climate, market conditions, the impact of the absence of the ticket tax during the first eight months of 1996 and the temporary decrease in low cost, low fare competition experienced by the Company's airline subsidiaries during the second and third quarters of 1996, are discussed above.

     The Company estimates that severe winter weather within the Eastern U.S. and the partial Federal Government shutdown adversely affected first quarter 1996 revenues by approximately $55 million. In addition, the Company estimates that Hurricanes Fran and Eduoard, which occurred during September 1996, adversely affected the Company's Passenger Transportation revenues by approximately $10 million. The Company's airline subsidiaries faced intense competitive pressure from Continental Lite during early 1995. As mentioned above, competition with Continental Lite included USAir lowering fares in certain markets to maintain market share.

     See also the quarter-over-quarter analysis of Passenger Transportation revenues above for information related to the recent increase in competitive pressure on the Company's airline subsidiaries.

Other Operating Revenues - Fees received by USAir for passenger handling and reservation services from USAir Express carriers (other than the fees USAir receives from the Company's three wholly-owned regional air carriers, which are eliminated during the consolidation of the Company's results of operations) increased due to higher passenger volumes and a higher per-passenger fee structure. In addition, USAir had increased revenues from frequent traveler program participation fees, reservation cancellation fees and aircraft lease arrangements. Revenues received from the wet lease arrangement with British Airways decreased approximately $35.0 million due to the expiration of the arrangement during May 1996. Increases or decreases in components of Other Operating Revenues are largely offset by related changes in Other Operating Expenses or other operating expense categories.

Operating  Expenses

Personnel Costs - Increased due mainly to the same factors discussed above in the quarter-over-quarter analysis of Personnel Costs. Pension, long-term disability and post-retirement benefit expenses increased by approximately $63.4 million period-over-period. In addition, expenses related to stock option grants, stock grants, severance payments and similar-type compensation increased approximately $22.1 million year-over-year.

     The Company recorded profit sharing expense of $82.4 million during the first nine months of 1996 versus $15.2 million during the first nine months of 1995. See related discussion above in quarter-over-quarter analysis of Personnel Costs.

Aviation Fuel - USAir experienced an increase in the average cost of aviation fuel per gallon of approximately 8.75 cents period-over-period. The Company's Aviation Fuel expense increased $54.7 million. See discussion of quarter-over-quarter changes in Aviation Fuel expense above. See also Other Operating Expenses below related to Federal taxes on aviation fuel.

Commissions - Increases linked to higher Passenger Transportation revenues were partially offset by the effects of the revised rate structure for commissions paid to travel agencies, which went into effect during February 1995.

Aircraft Rent - Excluding the effects of the non-recurring item discussed above, Aircraft Rent expense increased approximately 4.4%. The increase is due primarily to two leased Boeing 767-200ER aircraft reentering USAir's operating fleet during the first half of 1996. USAir recognized expenses related to these aircraft in the Other Operating Expenses category while they were operated by British Airways.

Aircraft Maintenance - Excluding the effects of the non-recurring item discussed above, Aircraft Maintenance expense increased approximately $8.0 million. Efficiencies gained from reengineering efforts in USAir maintenance areas, the effects of fewer operating aircraft in USAir's fleet and timing factors were more than offset by an increase in the average cost USAir incurred to overhaul certain jet engines. See quarter-over-quarter analysis above related to USAir's new contract with GE for repair and overhaul work of certain jet engines.

Depreciation and Amortization - Decreased mainly due to fewer owned aircraft in USAir's operating fleet.

Other Operating Expenses - Increased primarily due to additional Federal taxes on aviation fuel and increases in insurance and communications-related costs. USAir also experienced higher credit card expenses linked to higher Passenger Transportation revenues. The Federal Excise Tax on Transportation Fuels totaled approximately $31 million for the first nine months of 1996 (see also "Government Regulation" above). Expenses related to the wet lease arrangement with British Airways decreased approximately $35.0 million due to the expiration of this arrangement during May 1996 (see also Other Operating Revenues above).

Other  Income  (Expense)

Interest Income - Increased due mainly to higher Cash and Cash Equivalents and
Short-Term  Investments    balances  period-over-period.

Interest Expense - Decreased primarily as the result of less long-term debt outstanding period-over-period. USAir made early debt repayments totaling approximately $202.1 million during 1995. See also the quarter-over-quarter analysis of Interest Expense above.

Equity in Earnings (Loss) of Affiliates - Results for USAM's equity investments improved due primarily to increases in airline industry passenger volumes year-over-year.

Other, Net - Net expenses increased due primarily to the same factors discussed above in the quarter-over-quarter analysis of Other, Net above.

Liquidity  and  Capital  Resources

     Net cash provided by operations was $667.6 million for the first nine months of 1996. As of September 30, 1996, Cash and Cash Equivalents totaled $655.4 million and Short-Term Investments totaled $631.1 million. USAir also had $102.3 million deposited in trust accounts to collateralize letters of credit and worker's compensation policies at quarter-end. These deposits are included in the Other Asset category on the Company's Condensed Consolidated Balance Sheets (which is contained in Part I, Item 1A of this report). USAM received a special cash distribution of approximately $33.7 million from ATS during the second quarter of 1996, reflected in the Other operating adjustments category on the Company's Condensed Consolidated Statements of Cash Flows (which is contained in Part I, Item 1A of this report). The special distribution was part of an ATS distribution of cash to its partners. USAM has received distributions totaling approximately $44.8 million from its computer reservation system investments, including the special ATS distribution, during the first nine months of 1996.

     The Company made contributions of approximately $76 million to certain defined benefit pension plans during the third quarter of 1996 in order to meet statutory minimum pension funding requirements. Also during the third quarter of 1996, the Company revised its estimate of short-term pension plan funding requirements resulting in a decrease in the Company's current liabilities. The combined effect of the third quarter 1996 pension plan funding payments and the revision of short-term pension plan funding estimates was a decrease in the Company's current liabilities of approximately $137 million and a corresponding increase in the Company's long-term liabilities. The effects of the revision, which have significantly reduced the Company's estimate of anticipated cash outflows for the next twelve months, are reflected in the Company's Condensed Consolidated Balance Sheets as of September 30, 1996.

     If the Company's results for the fourth quarter of 1996 meet current expectations, the Company will pay its remaining obligation under the 1992 Salary Reduction Plan, approximately $130 million, during the first quarter of 1997. This payment would end the Company's obligations for profit sharing under this plan (the anticipated first quarter 1997 payment will be based on expenses the Company recognizes for 1996 and in earlier periods).

     Effective November 1, 1996, the Company is obligated to pay the excess of the fair market value of a share of the Company's Common Stock and $15 upon the exercise of SARs issued under the Company's 1992 Stock Option Plan (see discussion above under "Other Information"). SAR exercises could have a material adverse effect on the Company's anticipated future cash outflows depending on the number and timing of SAR exercises and the fair market value of a share of the Company's Common Stock when SARs are exercised.

     The Company has also initiated a program to upgrade and standardize the interiors of USAir's operating aircraft. This program, described under "Other Information" above, will result in currently estimated incremental expenditures of approximately $85 million, primarily during 1997 and 1998.

     As discussed in "Other Information" above, USAir has entered into an agreement-in-principle with an affiliate of Airbus for the acquisition of up to 400 Airbus Aircraft. Although the agreement-in-principle is subject to several contingencies, the acquisition of aircraft by USAir could have a material effect on the Company's anticipated long-term capital expenditures.

     The Company expects to satisfy all of its short-term liquidity requirements, including the cost of USAir's aircraft interior upgrade and standardization program, through a combination of cash on hand and cash flows from operations. Although the Company's current assets have increased by approximately $502.4 million since the end of 1995, the Company remains highly leveraged. The Company and USAir require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. In addition, the Company currently does not have access to short-term credit or receivable sale facilities. Changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from low cost, low fare air carriers or operations (see related discussion above) and further increases in the price of aviation fuel, could have a materially adverse effect on the Company's liquidity, financial condition and results of operations. USAir's high cost structure relative to its major competitors results in the Company being particularly susceptible to adverse changes in general economic and market conditions.

     Investing activities during the first nine months of 1996 included cash outflows of $142.9 million for the acquisition of assets ($21.2 million related to progress payments for Boeing 757-200 aircraft (see "Other Information" above for recent developments concerning Boeing), $15.2 million related to USAir's purchase of four Boeing 737-200 aircraft prior to lease expiry during the third quarter of 1996 and $105.7 million related to the purchase of hush kits, rotables, computer equipment and various ground support equipment). The Company's Short-Term Investments increased $604.0 million during the period primarily due to the Company's operations generating significantly more cash than needed to fulfill immediate operational needs. The Other investing uses of cash category includes $12.2 million related to the purchase of debt issued by Shuttle, Inc. during the first quarter of 1996. The net cash used by investing activities during the first nine months of 1996 was $744.6 million.

     Net cash used by financing activities during the first nine months of 1996 was $149.4 million. During the third quarter of 1996, USAir paid off certain long-term debt with a principal amount of approximately $42.8 million for one of the Company's regional airline subsidiaries (USAir and the regional air carrier entered into a long-term note receivable agreement which is reflected in USAir's Other Assets on its Condensed Consolidated Balance Sheets; amounts related to the intercompany note agreement are eliminated for purposes of consolidation and are therefore not reflected in the Company's Condensed Consolidated Balance Sheets).

     USAir sold $263.0 million principal amount of Enhanced Equipment Notes ("Enhanced Notes") during the first quarter of 1996 through a private placement offering under SEC Regulation 144A. USAir used the proceeds from the offering as part of the funds necessary to repay in full the indebtedness incurred in connection with certain Boeing 757-200 aircraft delivered to USAir in 1994 and 1995. The transaction is reflected on the Company's Condensed Consolidated Statements of Cash Flows as proceeds from the issuance of debt of $103.0 million and a "non-cash" issuance of debt of $160.0 million. The non-cash component reflects proceeds that USAir directed to reduce debt and pay underwriter's fees at the time of the offering. USAir used the cash proceeds it received from the offering and additional funds to make debt repayments of approximately $105.5 million immediately following the offering. The Enhanced Notes are secured by nine Boeing 757-200 aircraft. USAir filed a Form S-4 Registration Statement with the SEC during July 1996 in connection with its offer to exchange registered Enhanced Notes for the privately-placed Enhanced Notes. The exchange offer was completed in August 1996. The exchange offer did not result in cash inflows or outflows with the exception of filing fees and certain administrative costs.

     In addition to the prepayment and refinancing transactions and the early pay-off by USAir of an affiliate's third party debt, both discussed above, the Company's subsidiaries made scheduled debt repayments of approximately $61.5 million during the first nine months of 1996. USAir also incurred new debt of $26.1 million associated with progress payments for Boeing 757-200 aircraft (see "Other Information" above for recent developments concerning Boeing). The $26.1 million is reflected as non-cash activity in the Company's Condensed Consolidated Statements of Cash Flows because USAir incurred the related debt in conjunction with the payment of the progress payments.

     On October 25, 1996, the Company paid dividends of $40.0 million on its outstanding Senior Preferred Stock. The Company also paid dividends of $43.0 million on its outstanding Senior Preferred Stock during August 1996. See "Payment of Dividends on Senior Preferred Stock" above for additional information.

     As of September 30, 1996, USAir Group's ratio of current assets to current liabilities was approximately 0.77 to 1 and the debt component of USAir Group's capitalization structure was greater than 100% (and also greater than 100% if the three series of mandatorily redeemable preferred stock are considered to be debt) due to a deficit in stockholders' equity.

     Certain information contained in this report should be considered "forward-looking information". Forward-looking information requires the Company to make estimates of future revenues, expenses, activity levels and economic and markets conditions, among other factors. Some of these factors, such as aviation fuel costs and general economic conditions, are outside of the Company's control. The Company's estimates are subject to change. Actual results experienced by the Company may differ from the Company's estimates. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.






                    (this space intentionally left blank)

                         Part II.  Other Information

Item  1.    Legal  Proceedings

     In February 1995, thirty-nine class action antitrust cases were filed against seven air carriers, including USAir, on behalf of travel agents and the American Society of Travel Agents in connection with the imposition of a cap on commissions paid to travel agents for ticket sales. On September 3, 1996, USAir entered into a settlement agreement with the plaintiffs under which USAir agreed to pay $9.8 million without any change in its commission policy and without any admission of liability or wrongdoing. All other defendant air carriers also settled. An order granting preliminary approval of the settlements was issued on September 9, 1996 and notices of the settlements have been distributed to plaintiff class members. A fairness hearing to determine whether the settlements should be finally approved is scheduled for November 15, 1996.

     On September 19, 1996, USAir paid approximately $119,056 into various escrow accounts pursuant to the terms of a Consent Decree it entered into, along with several other companies, in an environmental action brought by the United States for cleanup of a superfund site in Moira, New York. USAir has now substantially complied with its obligations under the Consent Decree.

     USAir has reached an agreement in principle with Massport to pay approximately $300,000 in cash, and to undertake certain remedial activities in connection with its operations of the hydrant fuel system and associated airport fueling operations in the vicinity of Terminal B at Boston's Logan International Airport. Massport has claims pending with all tenants at the airport. To date, several other carriers have settled their claims.

Item 3. Defaults Upon Senior Securities

     On October 25, 1996, the Company paid dividends of $40.0 million on its outstanding Senior Preferred Stock. The Company also paid dividends of $43.0 million on its outstanding Senior Preferred Stock during August 1996. Prior to the August 1996 dividend payment, the Company had deferred the payment of dividends on all of its outstanding preferred stock issuances effective with dividend payments due September 30, 1994.

     The Company's capital surplus as of September 30, 1996, as calculated in accordance with Delaware General Corporation Law based on the Company's Condensed Consolidated Balance Sheets (which are contained in Part I, Item 1A of this report), was $33.1 million. This surplus amount is after the effect of the October dividend payment, which was accrued for payment as of September 30, 1996. The Company's outstanding Series B Preferred Stock is junior to the Company's Senior Preferred Stock and is not eligible to receive dividends until the deferred dividends on the Senior Preferred Stock are paid in full and all Senior Preferred Stock dividend payments are current. There can be no assurance of when or if the Company's Board of Directors will declare additional dividends on the Company's outstanding capital stock.

     The redemption value of the Series A Preferred Stock at September 30, 1996 was $417.2 million (face amount of $358.0 million plus deferred dividends and interest thereon of $59.2 million). The redemption values of the Series F and Series T Preferred Stock at September 30, 1996 were $331.4 million (face amount of $300.0 million plus deferred dividends and interest thereon of $31.4 million) and $110.0 million (face amount of $100.7 million plus deferred dividends and interest thereon of $9.3 million), respectively. The liquidation preference of the Series B Preferred Stock was $250.5 million (face amount of $213.2 million plus deferred dividends of $37.3 million) at September 30, 1996. The aformention redemption values/liquidation preference are as of September 30, 1996, and therefore do not reflect the October 1996 dividend payment.

     The outstanding issues of preferred stock are the: Series A Preferred Stock owned by affiliates of Berkshire Hathaway, Inc.; Series F Preferred Stock and Series T Preferred Stock both owned by an affiliate of British Airways Plc; and the Series B Preferred Stock which is publicly held.

Item 5. Other Information

     On April 25, 1996, the International Association of Machinists and Aerospace Workers ("IAM") and the Communications Workers of America ("CWA") filed applications with the National Mediation Board ("NMB") requesting that an election be held among USAir's passenger service employees, a class or craft of approximately 10,000 workers, seeking to unionize this group of employees. On November 12, 1996, the NMB issued a decision holding that the CWA, but not the IAM, had submitted a sufficient number of authorization cards to warrant an election. USAir is proceeding with the election process and cannot predict the outcome of the election.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Designation                           Description

  11 Computation of Primary and Fully-Diluted Earnings Per Share for the three months and nine months ended September 30, 1996 and 1995 for USAir Group, Inc.

  27.1      Financial Data Schedule - USAir Group, Inc.

  27.2      Financial Data Schedule - USAir, Inc.

  99 Select Airline Operating and Financial Statistics for the three months and nine months ended September 30, 1996 and 1995 for USAir, Inc.

B. Reports on Form 8-K

Date of Report                     Subject of Report

October 21, 1996     News Release dated October 21, 1996 of USAir Group, Inc.
                     and USAir, Inc., with consolidated statements of operations for both companies for the three months and nine months ended September 30, 1996 and 1995 and select operating and financial statistics for USAir, Inc. for the same periods.

October 24, 1996     News Release dated October 24, 1996 of USAir Group, Inc.
                     and USAir, Inc., announcing USAir's notice to British
                     Airways Plc that USAir was terminating its Code Share
                     Agreement with British Airways Plc effective as of March
                     29, 1997.






                      (this space intentionally left blank)

                                Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                  USAir Group, Inc.
                                  (Registrant)


Date:  November 13, 1996          By: /s/ James A. Hultquist
                                      ----------------------
                                      James A. Hultquist
                                      Controller
                                      (Principal Accounting Officer)


                                  USAir, Inc.
                                  (Registrant)


Date:  November 13, 1996          By: /s/ James A. Hultquist
                                      ----------------------
                                      James A. Hultquist
                                      Controller
                                      (Principal Accounting Officer)