Form 10-K405
period 1996-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1997-03-14
CIK 701345, 714560

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                           FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                  SECURITY EXCHANGE ACT OF 1934

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996

              ------------------------------------



                      US Airways Group, Inc.
                   (Formerly USAir Group, Inc.)
                 (Commission file number:  1-8444)

                               and

                        US Airways, Inc.
                     (Formerly USAir, Inc.)
               (Commission file number:  1-8442)
    (Exact names of registrants as specified in their charters)


       Delaware             US Airways Group, Inc.    54-1194634
(State of incorporation     US Airways, Inc.          53-0218143
  of both registrants)      (I.R.S. Employer Identification Nos.)


                     US Airways Group, Inc.
          2345 Crystal Drive, Arlington, Virginia 22227
           (Address of principal executive offices)
                        (703) 872-5306
                (Registrant's telephone number)


                      US Airways, Inc.
           2345 Crystal Drive, Arlington, Virginia 22227
              (Address of principal executive offices)
                       (703) 872-7000
                 (Registrant's telephone number)

     Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
    Registrant    Title of each class      on which registered
    ----------    -------------------    ---------------------

US Airways        Common Stock,            New York Stock
Group, Inc.       par value $1.00          Exchange
                  per share

                  Depositary Shares,       New York Stock
                  each representing        Exchange
                  1/100 of a share of
                  $437.50 Series B
                  Cumulative Convertible
                  Preferred Stock

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) have been subject to such filing requirements for the past 90 days.

                Yes  X                 No
                   -----                  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock of US Airways Group, Inc. held by non-affiliates on February 28, 1997 was approximately $2,056,729,000. On February 28, 1997, there were outstanding approximately 64,347,000 shares of Common Stock of US Airways Group, Inc. and 1,000 shares of Common Stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

Item of Form 10-K             Document Incorporated By Reference
------------------            -----------------------------------

Part III, Items 10, 11,       Proxy Statement* (excluding
12 and 13                     therefrom the subsections entitled
                              "Report of the Compensation and
                              Benefits Committee of  the Board of
                              Directors" and "Performance Graph")

*   Refers to the definitive Proxy Statement of US Airways Group,
    Inc., to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Stockholders of US Airways Group, Inc. to be held on May 21, 1997.

                     US AIRWAYS GROUP, INC.
                              AND
                        US AIRWAYS, INC.
                           FORM  10-K
                  YEAR ENDED DECEMBER 31, 1996

                       TABLE OF CONTENTS


Part I                                                     PAGE

  Item 1.   Business                                        1

   General Information                                      1
   Strategy                                                 2
   Current Industry Conditions                              4
   Industry Regulation and Airport Access                   5
   Relationship with British Airways                        8
   British Airways Investment Agreement                     9
   DOT Order Regarding British Airways' Investment
       in US Airways Group                                  10
   Board of Directors Representation                        10
   U.K.-U.S. Routes                                         11
   Code Sharing and Other Commercial Arrangements           11
   Terms of the Series C Preferred Stock and the
       Series E Preferred Stock                             12
   Certain Aspects of the Second and Final Purchase         12
   Miscellaneous                                            12
   Payments of Dividends on Senior Preferred Stock          13
   Employees                                                14
   Executive Officers                                       14
   Status of US Airways' Labor Agreements                   16
   Frequent Traveler Program                                18
   Computerized Reservation Systems                         19
   Aviation Fuel                                            19
   Insurance                                                20
   Operating Statistics                                     21

  Item 2.   Properties                                      22

   Flight Equipment                                         22
   Ground Facilities                                        23
   Terminal Construction Projects                           24

  Item 3.   Legal Proceedings                               24

  Item 4.   Submission of Matters to a Vote of
               Security Holders                             26

                       TABLE OF CONTENTS
                          (Continued)


Part II                                                    PAGE

  Item 5A.   Market for US Airways Group's
                Common Equity and Related
                Stockholder Matters                         26

  Item 5B.   Market for US Airways' Common Equity
                and  Related Stockholder
                Matters                                     28

  Item 6.    Selected Financial Data                        29

  Item 7.    Management's Discussion and Analysis of
                Financial Condition and
                Results of Operations                       31

  Item 8A.   Consolidated Financial Statements and
                Supplementary Information
                for US Airways Group, Inc.                  56

  Item 8B.   Consolidated Financial Statements and
                Supplementary Information
                for US Airways, Inc.                        102

  Item 9.    Changes In and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                        136

Part III

  Item 10.   Directors and Executive Officers of
                US Airways Group, Inc.                      137

  Item 11.   Executive Compensation                         137

  Item 12.   Security Ownership of Certain Beneficial
                Owners and Management                       137

  Item 13.   Certain Relationships and Related
                Transactions                                137

Part IV

  Item 14.   Exhibits, Financial Statement Schedules
                and Reports on Form 8-K                     138

Signatures   US Airways Group, Inc.                         144
             US Airways, Inc.                               146

                           PART I


ITEM 1.  BUSINESS

GENERAL INFORMATION

     US Airways Group, Inc. ("US Airways Group" or the "Company") is a corporation organized under the laws of the State of Delaware. The Company's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-5306). Effective February 21, 1997, USAir Group, Inc. changed its name to US Airways Group, Inc. and USAir, Inc. ("USAir") changed its name to US Airways, Inc. ("US Airways"). USAir's operations are now conducted under the name US Airways.

     US Airways Group's primary business activity is ownership of all the common stock of US Airways, Allegheny Airlines, Inc. ("Allegheny"), Piedmont Airlines, Inc. ("Piedmont"), PSA Airlines, Inc. ("PSA"), USAir Fuel Corporation ("Fuel Corp."), USAir Leasing and Services, Inc. ("USAir Leasing and Services") and Material Services Company, Inc. US Airways' accounts include its wholly-owned subsidiary USAM Corp. ("USAM"). The OR Group, Inc. (the "OR Group") was a wholly-owned subsidiary of US Airways Group incorporated in February 1996 and dissolved in the fourth quarter of 1996. The OR Group provided resource allocation consulting services and decision-making support systems to US Airways, which assumed these activities upon OR Group's dissolution.

     US Airways, a certificated air carrier engaged primarily in the business of transporting passengers, property and mail, is the Company's principal operating subsidiary, and accounted for approximately 92% of US Airways Group's operating revenues for the fiscal year ended December 31, 1996. US Airways enplaned 56.9 million passengers in 1996 and is the fifth largest United States air carrier ranked by revenue passenger miles ("RPMs") flown. As of December 31, 1996, US Airways provided regularly scheduled jet service through 110 airports to approximately 145 cities in the continental U.S., Canada, Mexico, France, Germany, Italy, Spain and the Caribbean. US Airways' executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number
(703) 872-7000).

     A substantial portion of US Airways' operations are located in the Eastern United States (that region of the United States east of the Mississippi River). US Airways' primary connecting hubs are located at the Pittsburgh, Charlotte/Douglas, Philadelphia and Baltimore/Washington Inter-national ("BWI") Airports, and US Airways also maintains significant operations at major airports in Boston, New York City (LaGuardia Airport or "LaGuardia") and Washington, D.C.'s National Airport ("Washington National"). Measured by departures, US Airways is the largest or second largest airline at each of the foregoing airports and is the predominant air carrier in many smaller eastern cities, such as Albany, Buffalo, Hartford, Providence, Richmond, Rochester and Syracuse. In addition, US Airways is the leading airline from the Northeast U.S. to Florida. US Airways currently has approximately 85% of its daily departures and approximately 58% of its capacity (available seat miles or "ASMs") deployed in the Eastern U.S.

     US Airways code shares with ten regional airlines operating under the "US Airways Express" trade name (formerly doing business as "USAir Express"). US Airways Group owns three of the US Airways Express air carriers - Piedmont, Allegheny, and PSA. Under a code share arrangement one air carrier places its designator code and sells tickets on the flights of another air carrier (its code share partner). Through service agreements US Airways provides reservations and, at certain stations, ground support services, in return for service fees. The US Airways Express network feeds traffic into US Airways' route system at several points, including its major hub operations at Pittsburgh, Charlotte, Philadelphia and BWI. As of December 31, 1996, US Airways Express served 174 airports in the United States, Canada and the Bahamas, including 72 also served by US Airways. During 1996, US Airways Express air carriers enplaned 10.6 million passengers (including
5.6 million passengers enplaned by Piedmont, PSA and Allegheny), approximately half of whom connected to US Airways flights. During the fourth quarter of 1996, US Airways began purchasing all of the capacity generated by the Company's three wholly-owned regional airlines in exchange for all of their transportation revenues. The program, which has no effect on the Company's Consolidated Financial Statements, is discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     US Airways also has a management agreement and code shares with Shuttle, Inc. operating as "US Airways Shuttle" (formerly doing business as "USAir Shuttle"). The US Airways Shuttle operates frequent service between LaGuardia and Boston and between LaGuardia and Washington National. In 1992, US Airways reached an agreement (the "Management Agreement") with the consortium of banks (the creditors of the former Trump Shuttle) which own Shuttle, Inc. (the "Shuttle") to manage the Shuttle's operations under the name "USAir" or any other name the Company determines for a period of up to ten years. The Company also has an exclusive option, which became effective October 10, 1996 and expires April 9, 1997, to purchase all of the debt and equity of the Shuttle. The Company has a right of first refusal with respect to the purchase of all outstanding shares and warrants of the Shuttle until the termination of the Management Agreement. In addition, the Company has a right of first refusal with respect to the purchase of substantially all of the assets of the Shuttle commencing on April 10, 1997 until the termination of the Management Agreement.

     US Airways is in the process of terminating its relationship with British Airways plc ("British Airways") including the code sharing agreement between the companies effective March 29, 1997 and certain other commercial arrangements. See "British Airways Investment Agreement," and "Code Sharing and Other Commercial Arrangements" for additional information.

     The Company's second quarter financial results have historically been its strongest due to US Airways' combination of business traffic and North-South leisure traffic in the Eastern
U.S. during that period.

STRATEGY

     In January 1996, the Company's and US Airways' boards of directors elected Stephen M. Wolf as Chairman of the Board and Chief Executive Officer. During February 1996, Rakesh Gangwal was elected President and Chief Operating Officer and Lawrence M. Nagin was elected Executive Vice President of Corporate Affairs and General Counsel of both companies. The new senior management team is focusing on addressing US Airways' high cost structure, particularly with respect to personnel costs, and has embarked on other measures to improve US Airways' competitive position in today's highly competitive airline industry environment. These other measures include improving and standardizing US Airways' product, revamping US Airways' market image and focus, increasing international service and rationalizing US Airways' operating aircraft fleet.

Addressing US Airways' High Cost Structure - US Airways has the highest cost structure of all major domestic air carriers. US Airways has been able to reduce costs in certain expense categories, but has not been successful in its efforts to reduce costs in its largest expense category - Personnel costs. The Company is committed to obtaining a significant reduction in US Airways' unit labor costs (see also
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" which includes additional information related to the Company's ongoing negotiations with US Airways' organized labor groups). With respect to non-labor cost reductions, for example, US Airways imposed limits on the base commissions it pays travel agents for domestic air fares beginning in the first quarter of 1995. US Airways has experienced cost savings due to the new commissions limits (see also Part I, Item 3 "Legal Proceedings").

Improving and Standardizing US Airways' Product - US Airways' recent name change signals the expanding reach of US Airways' route structure and its changing image. Coinciding with the name change, the livery of US Airways' aircraft is being enhanced and aircraft interiors upgraded and standardized. New products and features, such as a new international business class called "Envoy Class" and personal in-seat video systems, will be added in an effort to attract more business travelers and improve US Airways' image in the marketplace. US Airways is in the process of equipping all of its aircraft with in-flight phones and further expanding first class cabins and replacing first class seats on select aircraft. In addition, US Airways' airport lounges are being enhanced and, in some cases, expanded.

Revamping US Airways' Market Image and Focus - US Airways has also undertaken steps to increase its level of on-time performance and improve in other key industry performance measurements (as compiled and reported by the U.S. Department of Transportation ("DOT")). For October 1996, US Airways ranked first in on-time performance among major domestic air carriers for the first time in its history, despite setting a company single-month load factor record during that month. US Airways finished first in on-time performance among major domestic air carriers for the fourth quarter of 1996. During that quarter, US Airways also ranked first in fewest damaged or lost baggage complaints, fewest reservations complaints and was second overall in fewest complaints of all types. In April 1996, US Airways introduced electronic ticketing, or "ticketless travel," as an option for customers traveling within the U.S. on US Airways or US Airways Express. Electronic ticketing enables a customer to book a flight through US Airways' reservations system or certain travel agencies and receive a confirmation number instead of a paper ticket. The Company believes that electronic ticketing enhances customer convenience and helps to reduce US Airways' distribution costs. Customer response to electronic ticketing has been favorable and customer use of electronic ticketing has increased since its introduction. In October of 1995, US Airways introduced personal computer software that enables certain high-volume customers to engage in self-service travel booking. User response has been favorable.

Increasing International Service - During 1996, US Airways' transatlantic capacity increased 55.4% versus 1995 levels (as measured by ASMs). US Airways launched new European service to Munich, Madrid and Rome during mid-1996 and added additional service at Frankfurt during 1996. US Airways has also filed with the DOT to serve London's Heathrow Airport from Boston, Charlotte, Philadelphia and Pittsburgh. US Airways continues to explore additional international opportunities.

Rationalizing US Airways' Operating Aircraft Fleet - US Airways announced in November 1996 that it had entered into an agreement with AVSA, S.A.R.L., an affiliate of aircraft manufacturer Airbus Industrie ("Airbus"), regarding the acquisition of up to 400 narrowbody Airbus aircraft. The agreement is part of US Airways' long-term strategy of replacing several older, diverse aircraft types with newer, more efficient aircraft types based on a similar design. The Company believes that the operational and customer service benefits of modernizing its fleet outweigh the increased expenses that would be incurred by US Airways with the purchase or lease of the new aircraft. The agreement with Airbus remains subject to US Airways achieving a competitive cost structure and the approval of definitive documentation by US Airways' board of directors. In early January 1997, Airbus announced that it could not support the delivery of six aircraft tentatively scheduled for delivery to US Airways in 1997 due to US Airways' inability to affirm the arrangement. Airbus subsequently advised US Airways that it was also withdrawing all of US Airways' 1998 and 1999 firm delivery positions as well as support for the twelve aircraft contemplated to be leased in 1998 for similar reasons.
If US Airways is able to achieve a competitive cost structure it may still be able to acquire Airbus aircraft during 1998 and 1999.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information related to the Company's current strategy, US Airways' program to upgrade and enhance the interiors of its aircraft and US Airways' agreement with Airbus.

CURRENT INDUSTRY CONDITIONS

     Demand for air transportation historically has tended to mirror general economic conditions. US Airways expects that the airline industry will remain extremely competitive for the foreseeable future, primarily due to the dramatic change which has occurred in industry pricing and has resulted in generally lower fares.

     Most of the Company's airline subsidiaries operate in competitive markets and experience competition of varying degrees with other air carriers and with all forms of surface transportation. US Airways competes with at least one major airline on most of its routes between major cities. Vigorous price competition exists in the airline industry, and competitors have frequently offered sharply reduced discount fares in many of these markets. Airlines, including US Airways, use discount fares and other promotions to stimulate traffic during normally slack travel periods, to generate cash flow and to increase relative market share in selected markets. Discount and promotional fares are often subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and refund penalties. US Airways has often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets.

     The Company recorded net income of $263.4 million for 1996, net income of $119.3 million for 1995 and a net loss of $684.9 million for 1994. This upward trend is primarily attributable to favorable capacity and pricing trends in markets served by the Company's airline subsidiaries, continued stable domestic economic conditions and the positive influence of US Airways' revenue enhancement and cost-reduction initiatives. The Company's results for 1996, although the best in its history, were dampened by substantial year-over-year increases in Personnel costs and Aviation fuel expenses. The factors contributing to the Company's improved financial performance for 1996, as well as changes in certain of the Company's operating expenses such as Personnel costs and Aviation fuel, are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Despite the Company's improved financial results for 1996, the competitive threat posed by low cost, low fare competition presents a serious challenge to the Company to lower US Airways' cost structure to ensure long-term financial viability. US Airways currently has low cost, low fare competition overlapping approximately 43% of its traffic base, up from approximately 40% in early 1995.

     As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Delta Express," a low cost, low fare product offered by Delta Air Lines Inc. ("Delta"), was introduced on October 1, 1996, and Southwest Airlines, Inc. ("Southwest") began service to and from Providence, Rhode Island on October 27, 1996. Delta Express currently operates between Florida and 10 Northeast and Midwest cities. Southwest's service at Providence, which is approximately 60 miles from Boston, has resulted in some passenger traffic being drawn from Boston's Logan International Airport. US Airways and its regional airline affiliates have substantial operations at Boston's Logan International Airport. Southwest, an air carrier centered around low cost operations and a low fare structure, first entered Northeast U.S. markets during 1993 by adding service to and from BWI. Since that time, Southwest has expanded service at BWI, initiated service to Florida from BWI (among other locations), launched intra-Florida service and, as mentioned above, added service to and from Providence. BWI is one of US Airways' hub airports and Northeast-Florida service forms one of US Airways' primary leisure markets. The Company estimates that US Airways' direct route overlap with Delta Express and Southwest is currently 3.9% and 2.8%, respectively (as measured by ASMs). However, the Company anticipates that US Airways' route overlap with both competitors, as well as the intensity of the competitive pressure on US Airways, will increase as Delta Express follows its planned doubling of operations in 1997 and Southwest allocates additional resources to its new Northeast U.S. operations.

     The Company views Southwest's continued expansion into the Eastern U.S. and Delta's ability to establish a low cost, low fare operation as serious competitive threats. Both Southwest and Delta Express have a significant cost advantage over US Airways.

     As mentioned under "General Information" above, Eastern U.S. operations comprise a substantial portion of US Airways' current route structure. Although a competitive strength in some regards, the regional concentration of significant operations results in US Airways being susceptible to changes in certain regional conditions that may adversely affect the Company's financial condition and results of operations. The combination of a high cost structure and the regional concentration of operations has also contributed to US Airways being particularly vulnerable to competition from air carriers or operations centered on low costs of operations and a low fare structure. US Airways has typically responded to the entry of a low cost, low fare competitor into its markets by matching fares and increasing the frequency of service in related markets, generally with the result of diluting US Airways' yield (Passenger transportation revenue per RPM) in these markets. In some cases US Airways has responded by reducing service in affected markets.

INDUSTRY REGULATION AND AIRPORT ACCESS

     US Airways operates under a certificate of public conve-nience and necessity issued by the DOT. Such certificate may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate. Airlines are also regulated by the United States Federal Aviation Administration ("FAA"), a division of the DOT, under Subtitle VII of 49 U.S.C. 40101 et seq. (the "Act"), primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to the Act, US Airways has established an FAA approved maintenance program for each type of aircraft operated by US Airways that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls.

     The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Washington, D.C., Chicago, Los Angeles, San Diego and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of US Airways to expand its operations at the affected airports. Authorities at other airports may consider adopting similar noise regulations.

     In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspections and maintenance procedures to be conducted on older aircraft.

     Several airports have recently sought to increase substantially the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions. In addition, legislation which became effective June 1, 1992 allows public airports to impose passenger facility charges of up to $3 per departing or connecting passenger at such airports. With certain exceptions, airlines pass these charges on to passengers.

     The FAA has designated New York's John F. Kennedy and LaGuardia, Chicago O'Hare and Washington National airports as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, slots at the high density traffic airports may be voluntarily sold or transferred between carriers. The DOT has in the past reallocated slots to other carriers and reserves the right to withdraw slots. Various amendments to the slot system, proposed from time to time by the FAA, members of Congress and others, could, if adopted, significantly affect operations at the high density traffic airports or expand slot controls to other airports. Certain of such proposals could restrict the number of flights, limit the ownership transferability of slots, increase the risk of slot withdrawal, or otherwise decrease the value of slots. US Airways holds a substantial number of slots at LaGuardia and Washington National. These slots are valuable assets and important in US Airways' overall business strategy. US Airways cannot predict whether any of these proposals will be adopted.

     The availability of international routes to air carriers is regulated by agreements between the U.S. and foreign governments. The U.S. has in the past generally followed the practice of encouraging foreign governments to accept multiple air carrier designation on foreign routes, although certain countries have sought to limit the number of air carriers. Foreign route authorities may become less valuable to the extent that the U.S. and other countries adopt "open skies" policies liberalizing entry on international routes. In February 1995, the U.S. and Canada reached a formal agreement which deregulates airline services between Canada and the United States and provides that Canadian airlines have immediate "open skies" access to the United States and that U.S. airlines will have limited new route rights to Vancouver and Montreal for two years and to Toronto for three years and open skies thereafter. This agreement has increased passenger traffic between the U.S. and Canada. The agreement provided for two new Toronto designations in the first year. In October 1995, the DOT granted to US Airways route authority for non-stop service between Pittsburgh and Toronto. US Airways had previously operated this route under temporary exemption authority. On May 1, 1995, the DOT granted to US Airways temporary exemption authority to begin twice-daily round-trip nonstop service between Washington National and Toronto once a Canadian air carrier entered that market. Air Canada initiated service on that route in June 1995 and US Airways began service in the same month. US Airways received permanent route authority in 1996. The route is open to all carriers in 1998.

     In October 1995, the DOT granted US Airways a two-year exemption route authority to operate between Madrid, Spain and both Philadelphia and Boston. US Airways commenced service from Philadelphia to Madrid in June 1996. In February 1996, the DOT issued a show cause order awarding US Airways authority to institute service to Rome, Italy from Philadelphia with through service from Los Angeles. US Airways inaugurated its service to Rome in June 1996. In February 1996, US Airways received final approval from the DOT to institute service to Munich, Germany from Philadelphia. US Airways inaugurated its Munich service in May 1996. US Airways has also filed with the DOT to serve London's Heathrow Airport from Boston, Charlotte, Philadelphia and Pittsburgh.

     The Federal excise tax on domestic air transportation was reinstated on August 27, 1996, for tickets sold for travel before January 1, 1997. This tax, 10% of the cost of an airline ticket, had previously expired on January 1, 1996. The Company believes that its Passenger transportation revenues were stimulated during the period the tax was not in effect - the absence of the tax effectively reduced the cost of air travel. The Company cannot estimate the dollar impact of the tax expiration on its Passenger transportation revenues during the period the tax was not collected due to the complexity and number of factors that contribute to the Company's performance in this area. This tax expired again on January 1, 1997. On February 28, 1997, President Clinton signed legislation reinstating the tax for tickets sold beginning March 7, 1997 through September 30, 1997. Reinstatement of this tax, which could effectively increase the cost of air transportation, may dampen demand for air transportation which, in turn, may have a material adverse effect on the Company's financial condition and results of operations.

     The Company's airline subsidiaries became obligated to pay the $.043 per gallon Federal Excise Tax on transportation fuels on October 1, 1995. Airlines had a three-year exemption from this tax, which became effective during 1992. Attempts to either rescind this tax or reinstate the airline exemption continue, although these efforts have not been successful to date. US Airways cannot predict the ultimate outcome of future attempts to either rescind the tax or reinstate the airline exemption. US Airways recognized expenses of $43.0 million and $11.9 million as a result of this tax during 1996 and 1995, respectively.

     The FAA has proposed new regulations that would require flight data recorders that measure more flight parameters than most original equipment flight data recorders. The proposed regulations, subject to DOT approval, would require the upgraded flight data recorders to be installed within four years. The proposal, as drafted, would affect US Airways' entire operating fleet. The Company estimates that the proposed regulations, if adopted, would cost US Airways approximately $20 million over the four-year period. The Company cannot predict whether or when the proposed regulations will be adopted or if the proposed regulations will result in expenditures consistent with the Company's current estimate.

     Following the July 1996 accident involving a TWA aircraft and speculation that the cause of the accident may have been sabotage, President Clinton ordered new security measures related to passenger, baggage and cargo screening, particularly with respect to international operations. The increased security measures have resulted in an increase in the Company's operating expenses, although the dollar effect of the new security measures is not material. The President also formed a special committee which reviewed aviation safety and airport security, as well as the air traffic control system. The committee released its final report on February 12, 1997. The Committee made several recommendations in the areas of safety, air traffic control and security. The Company is unable to predict whether any of the recommendations will be adopted, and if adopted, their impact on the Company's financial condition and results of operations. Further increases in government-mandated security measures may have an adverse effect on the Company's results of operations and financial condition depending on the ability of US Airways and its regional affiliates to pass through any new Federal taxes, surcharges or additional operating expenses to customers. Any effective increase in the cost of air transportation may dampen passenger and cargo traffic levels which could have a material adverse effect on the Company's financial condition and results of operations.

     Many aspects of US Airways' operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could affect operations and increase operating costs in the airline industry, including for US Airways.

RELATIONSHIP WITH BRITISH AIRWAYS

     On January 21, 1993, US Airways Group entered into an investment agreement (the "Investment Agreement") with British Airways. On the same date, British Airways purchased the Series F Cumulative Convertible Senior Preferred Stock ("Series F Preferred Stock") from the Company for $300 million (see Note 7(b) to the Company's Consolidated Financial Statements contained in Part II, Item 8A of this report for the terms of the Series F Preferred Stock). In June 1993, pursuant to certain preemptive and optional purchase rights under the Investment Agreement, British Airways purchased the Series T Cumulative Convertible Exchangeable Preferred Stock ("Series T Preferred Stock" and, together with the Series F Preferred Stock, the "BA Preferred Stock") from the Company for an aggregate purchase price of approximately $100.7 million (see Note 7(c) to the Company's Consolidated Financial Statements for the terms of the Series T Preferred Stock).

     On March 7, 1994, British Airways announced that it would not make any additional investments in the Company until the outcome of measures by the Company to reduce costs and improve financial results was known. On January 19, 1996, British Airways announced that it would not exercise its option to make any further investment in US Airways Group prior to the January 21, 1996 deadline provided in the Investment Agreement. See also "British Airways Investment Agreement" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On June 11, 1996, British Airways announced a proposed "operational merger" with American Airlines, Inc. ("American") (the "BA/AA Alliance"). The BA/AA Alliance is currently being reviewed by regulatory authorities in the United Kingdom, the United States and Europe.

     On July 30, 1996, the Company and US Airways initiated a lawsuit in the U.S. District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American and American's parent company, AMR Corp. The Company and US Airways claim that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the Investment Agreement between the Company and British Airways. The lawsuit also claims that the defendants are in violation of U.S. antitrust laws that prohibit conduct that harms competition. Although the defendants filed motions to dismiss the lawsuit following the filing of the complaint, these motions became superseded on March 5, 1997 when the Company filed an Amended Complaint with the Court based on information gathered in the pre-trial discovery process. The defendants have informed the Company that, in response to the Amended Complaint, they intend to file new motions to dismiss shortly.

     On December 17, 1996, British Airways delivered a notice (the "Sale Notice") to the Company of its intent to sell in one or more underwritten public offerings or privately negotiated transactions, all of the shares of the BA Preferred Stock. Under the Investment Agreement, the Sale Notice triggered (i) a right of first offer of the Company to purchase all (or in certain circumstances, any portion) of such shares at prices set forth in the Sale Notice (the "Right of First Offer") and (ii) a public offering registration procedure (the "Public Offering Registration Procedure"). The Company did not exercise its right to purchase the BA Preferred Stock prior to the expiration of the Right of First Offer on February 15, 1997.

     Because the Company elected not to exercise the Right of First Offer with respect to the BA Preferred Stock, subject to certain limitations, British Airways is free to complete a sale on terms no less favorable to British Airways than those set forth in the Sale Notice, provided that (i) such sale is closed by August 14, 1997 (or 180 days following the initial filing of the Company's registration statement in conjunction with the Public Offering Registration Procedure), (ii) in the case of a public offering, the sale price may be higher or lower than the price offered in the Sale Notice and (iii) in the case of a privately negotiated transaction, the price must be equal to or higher than the price offered in the Sale Notice.

     In the Sale Notice, British Airways also exercised the Public Offering Registration Procedure under the Investment Agreement to cause the Company to use its "reasonable efforts" to register the BA Preferred Stock for sale in an underwritten public offering at British Airways' request on up to three occasions. The registration procedures provide that the Company shall prepare and file with the U.S. Securities and Exchange Commission and use its reasonable efforts to cause to become effective a registration statement under the Securities Act by April 16, 1997, provided, however, that the Company's obligation to file a registration statement may be deferred in certain circumstances for up to 180 days.

     As described more fully under "Board of Directors Representation," the British Airways representatives have resigned from the US Airways Group and US Airways boards of directors. Based on such resignations, British Airways may take the position that British Airways is no longer an affiliate of US Airways Group and, therefore, upon the expiration of the third month following such change in status, is able to sell the BA Preferred Stock without registration under the Securities Act of 1933 in compliance with an exemption thereunder.

BRITISH AIRWAYS INVESTMENT AGREEMENT

     The following summary of certain terms of the Investment Agreement is subject to, and is qualified in its entirety by the Investment Agreement and the exhibits thereto, which have previously been filed with the SEC. British Airways has invested approximately $400 million in BA Preferred Stock in accordance with the Investment Agreement. Based on the circumstances described under "Relationship with British Airways" above, the Company does not expect that British Airways will make additional investments in US Airways Group.

     On January 19, 1996, British Airways announced that it would not exercise its option to make any further investment in US Airways Group prior to the January 21, 1996 deadline provided in the Investment Agreement. Under the Investment Agreement, assuming the Series F Preferred Stock or any shares issued upon conversion thereof were outstanding and British Airways had not sold any shares of the BA Preferred Stock or any common stock or other securities received upon conversion or exchange of the BA Preferred Stock, British Airways was entitled at its option to elect to purchase, on or prior to January 21, 1996, 50,000 shares of Series C Cumulative Convertible Senior Preferred Stock, without par value ("Series C Preferred Stock"), at a purchase price of

$10,000 per share, to be paid by British Airways' surrender of the Series F Preferred Stock and payment of $200 million (the "Second Purchase"). The Investment Agreement provides that, on or prior to January 21, 1998, assuming that British Airways had purchased (or was purchasing simultaneously in accordance with the terms of the Investment Agreement) the Series C Preferred Stock, British Airways would have the option to purchase 25,000 shares of Series E Cumulative Convertible Exchangeable Senior Preferred Stock, without par value ("Series E Preferred Stock"), at a purchase price of $10,000 per share (the "Final Purchase"). Because British Airways did not elect prior to January 21, 1996 to make the Second Purchase, it cannot make the Final Purchase, except that if the DOT were to approve all the transactions and acts contemplated by the Investment Agreement on or prior to January 21, 1998, the Second Purchase and Final Purchase could be consummated under certain circumstances at the election of British Airways (provided that British Airways had not sold any of the BA Preferred Stock) or the Company (provided that the Company had not repurchased or redeemed any of the BA Preferred Stock). Because British Airways did not elect to make the Second Purchase by January 21, 1996, the Company may at its option redeem, in whole or in part, the Series F Preferred Stock and a like percentage of Series T Preferred Stock at the higher of market value or the price of $10,000 per share, plus accrued dividends. Under Delaware law, the Company may be subject to certain legal restrictions on its ability to repurchase or redeem its own shares of capital stock. Based on the circumstances described under "Relationship with British Airways" above, the Company does not expect that the Second Purchase and Final Purchase will be consummated. In addition, assuming British Airways continues to pursue the sale of the BA Preferred Stock in accordance with the procedures described below, the Company does not expect that it will repurchase or redeem the BA Preferred Stock. As of December 31, 1996, the BA Preferred Stock constituted approximately 23% of the total voting interest in US Airways Group.

DOT ORDER REGARDING BRITISH AIRWAYS' INVESTMENT IN US AIRWAYS
GROUP

     On March 15, 1993, the DOT issued an order (the "DOT Order") finding, among other things, that British Airways' initial investment of $300 million does not impair US Airways' citizenship under Foreign Ownership Restrictions. However, the DOT instituted a proceeding to consider whether US Airways will remain a U.S. citizen if the transactions and acts contemplated by the Investment Agreement, including the transactions discussed under "British Airways Investment Agreement" above, are consummated. The DOT has suspended indefinitely the period for comments from interested parties to the proceeding pending its resolution of requests by other airlines for production of additional documents from US Airways. The DOT Order states that the DOT expects and advises US Airways Group and British Airways not to proceed with the Second Purchase and Final Purchase until the DOT has completed its review of US Airways' citizenship. On March 7, 1994, British Airways announced that it would make no additional investments in US Airways Group until the outcome of measures by US Airways Group to reduce its costs and improve its financial results was known and on January 19, 1996, British Airways announced that it would not proceed with the Second Purchase. On December 17, 1996, British Airways delivered the Sale Notice to the Company, indicating its intent to sell in one or more underwritten public offerings or privately negotiated transactions, all of the shares of the BA Preferred Stock.

BOARD OF DIRECTORS REPRESENTATION

      Under the Investment Agreement, US Airways Group must use its best efforts to cause British Airways to be proportionally represented on US Airways Group's board of directors (on the basis of its voting interest), up to a maximum representation of 25% of the total number of authorized directors, assuming that such proportional representation is permitted by then applicable U.S. statutory and DOT regulatory or interpretative restrictions on foreign ownership or control of US Airways Group or its securities

("Foreign Ownership Restrictions"), generally, until the closing of the Second Purchase. On January 28, 1997, the Company received notice that British Airways' representatives, Messrs. Ayling, Stevens and Maynard, resigned as directors of US Airways Group and on February 12, 1997, the Company received notice that such individuals resigned as directors of US Airways. In the letter of resignation, British Airways waived its current and future rights under the Investment Agreement to US Airways Group board representation.

U.S. - U.K. ROUTES

     Under the Investment Agreement, US Airways Group agreed that as promptly as commercially practicable it would divest or, if divestiture were not possible, relinquish, all licenses, certificates and authorities for each of its routes between the U.S. and the United Kingdom (the "U.K. Routes") at such time as British Airways and US Airways implemented the code sharing arrangement contemplated by the Investment Agreement discussed below. US Airways Group and British Airways agreed that they should attempt to mitigate any negative impact on US Airways employees or communities served by the U.K. Routes and to share any losses suffered as a result of such divestiture or relinquishment with due regard to their respective interests. Accordingly, British Airways operated and marketed certain routes formerly operated by US Airways under a "wet lease." Under the wet lease arrangements, US Airways leased three Boeing 767-200ER aircraft, along with cockpit and cabin crews, to British Airways for three routes between the U.S. and London. US Airways terminated the wet lease arrangements with British Airways in a phased approach with one of the three 767-200ER aircraft returned in December 1995, the second in February 1996 and the third aircraft in May 1996. US Airways is using the returned aircraft as part of its expansion of international service (see "Strategy" above). In conjunction with the termination of the wet lease arrangements and related to US Airways' relinquishment or divestiture of the U.K. Routes, British Airways agreed to pay US Airways a total of $47 million in the form of periodic payments commencing with the termination of the three wet leases and continuing annually for nine years. The first periodic payment was received by US Airways in December 1995. The route authorities which US Airways was required to sell or relinquish were the Philadelphia-London and BWI-London route authorities purchased by US Airways from TWA in April 1992 for $50 million, and its route authority between Charlotte and London. See Note 12 to the Company's Consolidated Financial Statements for additional information related to US Airways' note receivable from British Airways.

CODE SHARING AND OTHER COMMERCIAL ARRANGEMENTS

     British Airways and US Airways Group entered into a code share agreement on January 21, 1993 (the "Code Share Agreement") pursuant to which certain US Airways flights carry the airline designator code of both British Airways and US Airways. These flights were intended by US Airways Group and British Airways eventually to include all routes provided for under the bilateral air services agreement between the U.S. and the U.K. to the extent possible, consistent with commercial viability and technical feasibility.

     The DOT initially granted approval of the code sharing agreement between US Airways and British Airways on March 17, 1993 for a period of one year. The authorizations to US Airways and British Airways were expanded by a supplemental DOT order on November 12, 1993 to permit code sharing on flights serving an additional number of U.S. points through additional U.S. gateways for British Airways' transatlantic flights. In June 1995, the DOT renewed its approval of US Airways' and British Airways' authority to operate code share service on flights serving 66 U.S. cities and Mexico City. US Airways has ceased serving Mexico City. In addition, the DOT approved an expansion of the US Airways/British Airways code share authority to 65 new U.S. cities, Bermuda, Nassau and five Canadian cities. The approval is valid for two years. As of December 31, 1996, US Airways and British Airways had implemented code sharing to 80 of the 138 airports authorized by the DOT. British Airways has publicly stated that its relationship with US Airways has contributed over $100 million in annual additional revenues and cost savings to its financial results. US Airways believes that the code share arrangement contributed less than $20 million annually to its operating revenues.

     On October 24, 1996, US Airways notified British Airways that it was terminating the code share and frequent traveler agreements between the companies effective March 29, 1997 following British Airways decision to enter into an alliance with American. The Company does not believe that US Airways' lack of an international code share partner will have a material impact on its financial condition and results of operations.

TERMS OF THE SERIES C PREFERRED STOCK AND SERIES E PREFERRED STOCK

     The Series C Preferred Stock and Series E Preferred Stock are substantially similar to Series F Preferred Stock, except as follows. Series C Preferred Stock will be convertible into shares of Class B Common Stock or Non-Voting Class C Stock at an initial conversion price of approximately $19.79, subject to Foreign Ownership Restrictions. Each share of Series C Preferred Stock will be entitled to a number of votes equal to the number of shares of Class B Common Stock into which it is convertible, subject to Foreign Ownership Restrictions. If shares of Series C Preferred Stock are transferred to a third party, they convert automatically at the seller's option into either shares of Common Stock or a like number of shares of Series G Cumulative Convertible Senior Preferred Stock. Series E Preferred Stock will be convertible into shares of Common Stock or Non-Voting Class ET Stock at an initial conversion price of approximately $21.74, subject to increase if the Series E Preferred Stock is originally issued on or after January 21, 1997, subject to Foreign Ownership Restrictions (the Series B, Series C and Series ET Common Stock are collectively referred to as the "BA Common Stock"). Each share of Series E Preferred Stock will be entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible, subject to Foreign Ownership Restrictions. Based on the circumstances described under "Relationship with British Airways" above, the Company does not expect to issue the Series C or Series E Preferred Stock.

CERTAIN ASPECTS OF THE SECOND AND FINAL PURCHASE

     Under the Investment Agreement, if the Second Purchase were consummated, (i) new classes of US Airways Group common stock would be created, (ii) certain changes would be implemented with respect to the size of the board of directors of the Company and the vote required to approve certain actions, which would have had the effect of allowing the British Airways representatives to veto certain board actions, (iii) the Company and British Airways would integrate certain of their operations, subject to Foreign Ownership restrictions and (iv) British Airways would be subject to reductions in its voting and governance rights following a British Airways transfer of capital stock of the Company. Based on the circumstances as described under "Relationship with British Airways" above, US Airways does not expect that these changes will be implemented.

MISCELLANEOUS

     Under the terms of the Investment Agreement, British Airways has the right to maintain its proportionate ownership of US Airways Group's securities under certain circumstances by purchasing shares of certain series of Series T Preferred Stock, Common Stock or BA Common Stock. Pursuant to these provisions, on June 10, 1993, British Airways purchased (i) 152.1 shares of Series T-1 Preferred Stock for approximately

$1.5 million as a result of certain issuances during the period January 21 through March 31, 1993 of Common Stock in connection with the exercise of certain employee stock options and to certain defined contribution retirement plans; and (ii) 9,919.8 shares of Series T-2 Preferred Stock for approximately $99.2 million as a result of US Airways Group's issuance on May 4, 1993 of 11,500,000 shares of Common Stock for net proceeds of approximately $231 million pursuant to a public underwritten offering. Because British Airways partially exercised its preemptive right in connection with the Common Stock offering and the offering price was below a certain level, the conversion price of the Series F Preferred Stock was antidilutively adjusted on June 10, 1993 from $19.50 to $19.41 per share. As a result, the Series F Preferred Stock is convertible into 15,458,851 shares of Common Stock or Non-Voting Class ET Common Stock. British Airways advised US Airways Group that it would not exercise its optional purchase rights under the Investment Agreement to buy additional series of Series T Preferred Stock triggered by issuances of Common Stock of US Airways Group pursuant to certain US Airways Group benefit plans during 1994, 1995 and 1996.

     The Investment Agreement also imposes certain restrictions on British Airways' right to acquire additional voting securities, participate in solicitations with respect to US Airways Group securities or otherwise propose or discuss extraordinary transactions concerning US Airways Group. These restrictions remain in effect as long as British Airways or any of its affiliates or associates beneficially owns any BA Preferred Stock, T Notes or BA Common Stock, and for two years thereafter.

PAYMENTS OF DIVIDENDS ON SENIOR PREFERRED STOCK

     During August and October of 1996, the Company paid dividends of $43.0 million and $40.0 million, respectively, on its outstanding Senior Preferred Stock (composed of the Company's outstanding Series A, Series F and Series T preferred stock issuances; see Notes 7 and 8(c) to the Company's Consolidated Financial Statements for a description of each of the Company's outstanding preferred stock issuances). Prior to these dividend payments, the Company had deferred the payment of dividends on all of its outstanding preferred stock issuances effective with dividend payments due September 30, 1994.

     On January 31, 1997, the Company paid additional dividends of $50.0 million to holders of the Company's Senior Preferred Stock. After this payment, deferred dividend and additional dividends (interest) thereon of $27.6 million remained in arrears on the Company's Senior Preferred Stock. There can be no assurance when or if the Company will make additional dividend payments on its Senior Preferred Stock.

     The Company's outstanding publicly-held Series B Preferred Stock is junior to the Company's Senior Preferred Stock and is not eligible to receive dividends until the deferred dividends on the Senior Preferred Stock are paid-in-full. Under the terms of the Series B Preferred Stock, its holders have the right to elect two additional directors to the Company's board of directors if six quarterly dividend payments are not paid. That right became effective on February 15, 1996. The right must be exercised by notice of holders of record of 20% or more of the Series B Preferred Stock. In April and October 1996, two different groups of shareholders representing more than 20% of the Series B Preferred Stock shares outstanding notified the Company that they wished to exercise their right to elect additional directors. However, the shareholders in each of these groups subsequently sold their shares prior to fully exercising their rights. To the Company's knowledge, there is currently no ongoing effort to elect directors under the terms of the Series B Preferred Stock.

     Under the terms of the Company's Series A Preferred Stock, its holders, currently affiliates of Berkshire Hathaway, Inc. ("Berkshire"), have the right to elect two additional directors to the Company's board of directors after a scheduled dividend payment has not been made for thirty days. Berkshire has informed the Company that it does not intend to exercise its right at this time.

     See Note 7(d) to the Company's Consolidated Financial Statements for additional information with respect to accumulated deferred dividends on the Company's outstanding preferred stock and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information related to potential restrictions on the Company's ability to pay dividends on or redeem its capital stock.

EMPLOYEES

     As of December 31, 1996, US Airways Group's subsidiaries employed approximately 43,500 full-time equivalent employees. US Airways employed approximately 4,800 pilots, 8,800 maintenance and related personnel, 10,300 station personnel, 4,000 reservations personnel, 7,800 flight attendants and 4,500 personnel in other administrative and miscellaneous job categories, while the Company's regional airline subsidiaries and other subsidiaries employed approximately 900 pilots, 600 maintenance and related personnel, 1,000 station personnel, 400 flight attendants and 400 personnel in other administrative and miscellaneous job categories.

     Approximately 28,200, or 65%, of the employees of US Airways Group's subsidiaries are covered by collective bargaining agreements with various labor unions, or will be covered by a collective bargaining agreement for which negotiations are in progress. US Airways' four unions include the Air Line Pilots Association ("ALPA") which represents US Airways' pilots, the International Association of Machinists and Aerospace Workers (the "IAM") which represents US Airways' mechanics and fleet service employee groups, the Association of Flight Attendants (the "AFA") which represents US Airways' flight attendants and the Transport Workers' Union ("TWU") which represents US Airways' flight crew training instructors, flight simulator engineers and dispatch employees.

EXECUTIVE OFFICERS

     The executive officers of US Airways Group and US Airways as of March 14, 1997:

     Name               Age               Position
     ----               ---               --------
Robert L. Fornaro        44          Senior Vice President -
                                     Planning, US Airways

Rakesh Gangwal           43          President and Chief
                                     Operating Officer,
                                     US Airways Group and
                                     US Airways

John W. Harper           56          Senior Vice President -
                                     Finance and Chief
                                     Financial Officer, US
                                     Airways Group and US
                                     Airways

John R. Long, III        48          Executive Vice
                                     President - Human
                                     Resources, US Airways

Lawrence M. Nagin        56          Executive Vice
                                     President - Corporate
                                     Affairs and General
                                     Counsel, US Airways
                                     Group and US Airways
              (table continued on following page)

              (table continued from previous page)
Robert C. Oaks           61          Senior Vice President -
                                     Operations, US Airways

Nancy R. Rohrbach        50          Vice President - Public
                                     and Community
                                     Relations, US Airways
                                     Group, Senior Vice
                                     President - Public and
                                     Community Relations, US
                                     Airways

Stephen M. Wolf          55          Chairman of the Board
                                     and Chief Executive
                                     Officer, US Airways
                                     Group and US Airways

     There are no family relationships among any of the officers listed above. No officer was selected pursuant to any arrangement between him or her and any other person. Officers are elected annually to serve for the following year or until the election and qualification of their successors. Messrs. Fornaro, Harper and Long have been actively engaged in the business and affairs of the Company and US Airways during the past five years. The business experience of the officers listed above since at least January 1, 1992 is as follows:

     Mr. Fornaro previously held several executive positions at Northwest Airlines, Inc. ("Northwest") from August 1988 to February 1992. He was Senior Vice President - Market Planning at Northwest until his election as Senior Vice President - Planning of US Airways in March 1992.

     Mr. Gangwal was elected President and Chief Operating Officer of US Airways Group and US Airways effective February 19, 1996. Mr. Gangwal came to US Airways from Air France where he had been Executive Vice President - Planning and Development since November 1994. Mr. Gangwal previously served in a variety of management roles at United Air Lines, Inc. ("United") over an eleven-year period, culminating in the role of Senior Vice President - Planning.

     Mr. Harper was Senior Vice President - Marketing and
Information Systems at Axe-Houghton Management (investment management) until his election as Vice President and Controller of US Airways in December 1991. He was elected Senior Vice
President - Information Systems of US Airways in October 1992 and
Senior Vice President - Finance and Chief Financial Officer of US
Airways Group and US Airways in April 1994.

     Mr. Long served as Senior Vice President - Administration of US Airways until his election as Senior Vice President - Customer Operations of US Airways in June 1989. He was elected Senior Vice President - Customer Services in March 1991 and Executive Vice President - Customer Services in May 1992. Mr. Long was elected Executive Vice President - Human Resources in May 1996.

     Mr. Nagin practiced law with Skadden, Arps, Slate, Meagher & Flom LLP from August 1994 until he joined US Airways Group and US Airways in February 1996. He previously served in several executive positions at United and UAL Corp. ("UAL") from September 1988 to July 1994, culminating in the role of Executive Vice President - Corporate Affairs and General Counsel of United and UAL. From 1980-1988, Mr. Nagin was Senior Vice President and General Counsel of The Flying Tiger Line Inc. ("Flying Tiger").

     General Oaks is a retired United States Air Force General. He was commander of the Air Training Command, the service's organization responsible for all initial training, including flight training, prior to his last post in his 35-year career with the Air Force, as commander of U.S. Air Forces in Europe. He retired from the Air Force in 1994 and joined US Airways in December 1994 as its Vice President - Corporate Safety and Regulatory Compliance. He was elected to his present position in August 1995.

     Ms. Rohrbach served as a member of the White House legislative liaison team (1981 to 1986) and as Assistant to the President and Secretary to the Cabinet (1987 to 1988). In 1989 and 1990, she was a resident fellow at Harvard University's Institute of Politics and a consultant to the Department of Energy. She was Assistant Secretary of Labor for Policy during 1991 and 1992 and a public policy and communications consultant during 1993. Ms. Rohrbach was elected Vice President - Public and Community Relations of US Airways Group and Senior Vice President
- Public and Community Relations of US Airways in January 1994.

     Mr. Wolf is Chairman of the Board of Directors and Chief Executive Officer of US Airways Group and US Airways and was elected to those positions in January 1996. Immediately prior to joining US Airways, Mr. Wolf was a senior advisor to the investment bank Lazard Freres & Co. From 1987 to July 1994, Mr. Wolf was Chief Executive Officer of UAL and United and became Chairman of each in 1988. From 1986 to 1987, Mr. Wolf was Chief Executive Officer of Tiger International, Inc. and Flying Tiger. From 1984 to 1986, Mr. Wolf was President and Chief Executive Officer of Republic Airlines, Inc. Prior to that time Mr. Wolf held senior management positions at Continental Airlines, Inc., Pan American World Airways and American Airlines, Inc. Mr. Wolf is a Director of Philip Morris Companies, R.R. Donnelley & Sons Co., The Brookings Institution and the Alzheimer's Disease and Related Disorders Association. He is also a trustee of Northwestern University and Rush-Presbyterian-St. Luke's Medical Center.

STATUS OF US AIRWAYS' LABOR AGREEMENTS

     The following table presents the status of US Airways' labor agreements as of December 31, 1996:

                                                  Expiration
                         Approximate   Date       of "No-
                         Number of     Contract   Furlough"
Union   Class or Craft   Employees     Amendable  Clause
-----   --------------   -----------   ---------  ----------

AFA     flight attendants   7,800      01/01/97 (2) 12/31/96

ALPA    pilots              4,800      05/01/96 (2) 06/30/97

IAM     mechanics and
        related employees   7,600      10/01/95 (2) 09/30/95

IAM     fleet service
        employees           5,700 (1)         - (3)        -

TWU     flight crew
        training instructors   50      10/09/96 (2)        -

TWU     flight simulator
        engineers              60      08/02/97            -

TWU     dispatch employees    160      09/01/96 (2)        -

(1) Estimated number of employees who will be covered under this new contract.

(2) Currently in negotiations.

(3)  Initial contract in negotiation.

     The Company is unable to predict how long it will take to conclude collective bargaining talks with respect to labor contracts that are currently amendable or the eventual outcome of these discussions. Such negotiations traditionally take one or more years from the time a contract becomes amendable, as described in the following paragraph. The Company remains committed to obtaining a significant reduction in US Airways' unit labor costs and believes that US Airways' long-term financial viability depends on its success in further reducing its cost of operations.

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

     US Airways' current labor contract with ALPA provides that in the event of a "change of control" of US Airways Group or US Airways, ALPA will have the right to extend the duration of the contract for one, two or three years at its option beyond the amendable date of the agreement with across-the-board wage increases of 4.5% on each anniversary of the amendable date through April 30, 1999. A "change of control" is defined as a single transaction or multi-step related transactions through which (i) securities which constitute and/or are then currently exchangeable into, exercisable for or convertible into 50% or more of the outstanding Common Stock (and Common Stock then currently issuable upon the exchange, exercise or conversion of securities) and/or (ii) 50% or more of the value of the assets of US Airways Group or US Airways, are acquired or held by a single purchaser or a group of purchasers acting in concert.

     During 1994, certain unions engaged in efforts to unionize US Airways' fleet service employees. The Railway Labor Act governs, and the NMB has jurisdiction over, campaigns to unionize workers. After the IAM won a runoff election, on July 22, 1994 the NMB certified the IAM to represent the fleet service employees. Under the Railway Labor Act, which governs labor relations in the airline industry, US Airways is obligated to negotiate a collective bargaining agreement with the IAM governing the terms and conditions of employment for the fleet service employees. This obligation does not require US Airways to agree to any particular term or condition sought by the IAM. As the table above indicates, US Airways and the IAM are currently negotiating an initial contract covering US Airways' fleet service employees.

     In April 1996, the IAM and the Communications Workers of America ("CWA") filed applications with the NMB requesting that an election be held among US Airways' passenger service employees. On November 12, 1996, the NMB issued a decision holding that the CWA, but not the IAM, had submitted a sufficient number of authorization cards to warrant an election. The NMB mailed ballots to eligible passenger service employees and, after counting the ballots on January 30, 1997, found the CWA did not receive the majority vote required for certification. The CWA filed a challenge to the election results on February 3, 1997. US Airways cannot predict the outcome of this challenge.

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for additional information related to the Company's current negotiations with US Airways' organized labor groups.

FREQUENT TRAVELER PROGRAM

     Under US Airways' Frequent Traveler Program ("FTP"), participants generally receive mileage credits equal to the greater of actual miles flown or 500 miles, effective May 1, 1995 (750 miles before May 1, 1995), for each paid flight segment on US Airways or US Airways Express, or actual miles flown on one of US Airways' FTP airline partners. Participants generally receive a minimum of 500 mileage credits, effective May 1, 1995, for each paid flight on US Airways Shuttle (1,000 miles prior to May 1, 1995). Participants flying on first or business class tickets generally receive additional credits. Participants may also earn mileage credits by utilizing certain credit cards, staying at participating hotels, renting cars from participating car rental companies and through other means. Mileage credits earned by FTP participants, which do not expire under current program guidelines, can be redeemed for various travel awards, including fare discounts, first class upgrades and tickets on US Airways or other airlines participating in US Airways' FTP. Certain awards also include hotel and car rental awards. Awards may not be brokered, bartered or sold, and have no cash value.

     US Airways and its airline partners limit the number of seats allocated per flight for award recipients through inventory management techniques. The number of seats available for frequent travelers varies depending upon flight, day, season and destination. Award travel for all but US Airways' most frequent travelers generally is not permitted on blackout dates, which correspond to certain holiday periods in the United States or peak travel dates to foreign destinations. US Airways reserves the right to terminate the FTP or portions of the program at any time, and the FTP rules, partners, special offers, blackout dates, awards and mileage levels are subject to change without prior notice.

     US Airways accounts for its FTP under the incremental cost method, whereby estimated future travel awards are valued at the estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, liability insurance and denied boarding compensation expenses. No profit or overhead margin is included in the accrual for incremental costs. The Company periodically reviews the assumptions made to calculate its FTP liability for reasonableness and makes adjustments to these assumptions as necessary. No liability is recorded for airline, hotel or car rental award certificates that are to be honored by other parties because there is no cost to US Airways for such awards.

     Effective January 1, 1995, US Airways increased the minimum mileage level required for a free domestic flight from 20,000 to 25,000. FTP participants had accumulated mileage credits for approximately 3,715,000 awards and 3,350,000 awards as of December 31, 1996 and 1995, respectively, at the 25,000 mile level required to earn an award. Because US Airways expects that some potential awards will never be redeemed, the calculations of the accrued liability for incremental costs as of December 31, 1996 and 1995 were based on approximately 87% of the accumulated credits. Mileage for FTP participants who have accumulated less than the minimum number of mileage credits necessary to claim an award is excluded from the calculation of the accrual. Incremental changes in FTP liability resulting from redeemed or additional mileage credits are recorded as part of the regular review process.

     US Airways' customers redeemed approximately 1.0 million,
1.2 million and 0.9 million awards for free travel on US Airways in 1996, 1995 and 1994, respectively, representing approximately 6.0%, 9.0% and 7.0% of US Airways' RPMs in those years, respectively. US Airways does not believe that usage of FTP awards results in any significant displacement of revenue passengers. US Airways' exposure to the displacement of revenue passengers is not significant, as the number of US Airways flights that depart 100% full is minimal. In the second quarter of 1996, the quarter when the highest number of free frequent traveler trips were flown for the year, for example, fewer than 8.0% of US Airways' flights departed 100% full. During this same quarterly period, approximately 6.0% of US Airways' flights departed 100% full and also had one or more passengers on board who were traveling on FTP award tickets.

     As discussed under "Code Sharing and Other Commercial
Arrangements" above, US Airways has notified British Airways that it is terminating the frequent traveler relationship between the Company and British Airways effective March 29, 1997.

     US Airways renamed its frequent traveler program "Dividend
Miles" during February of 1997.

COMPUTERIZED RESERVATION SYSTEMS

     As of December 31, 1996, USAM owned 11% of the Galileo
International Partnership, approximately 11% of the Galileo Japan
Partnership and approximately 21% of the Apollo Travel Services
Partnership.

     The Galileo International Partnership owns and operates the Galileo computer reservation system ("Galileo CRS"). Galileo Japan Partnership markets the Galileo CRS in Japan and Apollo Travel Services markets the Galileo CRS in the U.S. and Mexico. The Galileo CRS is currently the second largest of the four computer reservation systems ("CRSs") in the U.S. based on revenues generated by travel agency subscribers. A subsidiary of United controls 38% of the partnership, and the other partners exclusive of US Airways' interest are subsidiaries of British Airways, Swissair, KLM Royal Dutch Airlines, Alitalia, Air Canada, Olympic Airways, Austrian Airlines, Aer Lingus and TAP Air Portugal.

     CRSs play a significant role in the marketing and distribution of airline tickets. Travel agents issue tickets which generate the majority of US Airways' passenger revenues. Most travel agencies use one or more CRSs to obtain information about airline schedules and fares and to book their clients' travel.

AVIATION FUEL

     All petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market conditions. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, continues to be unpredictable. Because aviation fuel costs constitute a major expenditure for US Airways, significant increases in aviation fuel costs could materially and adversely affect US Airways' financial condition and results of operations.

     US Airways continues to adjust its aviation fuel purchasing strategy to take advantage of the best available prices while attempting to ensure that supplies are secure. In addition, US Airways has entered into agreements to hedge the price of a portion of its aviation fuel needs, which may have the net effect of increasing or decreasing US Airways' Aviation fuel expense (see Note 2 to the Company's

Consolidated Financial Statements). See "Industry Regulation and
Airport Access" above for information related to Federal taxes on aviation fuel.

     The following table sets forth statistics about US Airways' aviation fuel consumption and cost for each of the last four fiscal years:

                                  Average      Percentage
Fiscal     Gallons     Total      Cost Per     Of Operating
Year       Consumed    Cost (1)   Gallon (1)   Expenses (2)
------     --------    -------    ---------    ------------
          (Millions)  (Millions)
1996         1,107      $709.5     $0.64           9.8%
1995         1,137      $605.0     $0.53           9.0%
1994         1,205      $642.3     $0.53           9.4%
1993         1,161      $677.9     $0.58          10.2%

(1) Cost includes the base cost of aviation fuel and transportation charges.

(2) Operating expenses have been adjusted to exclude non-recurring and unusual items and expenses generated under the British Airways wet lease arrangements and the US Airways Express capacity purchase program. See "Operating Statistics" below for additional information.

INSURANCE

     US Airways Group and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes liability for bodily injury to or death of members of the public, including passengers; damage to property of US Airways Group, US Airways and others; loss of or damage to flight equipment, whether on the ground or in flight; fire and extended coverage; and workers' compensation and employer's liability. Coverage for environmental liabilities is expressly excluded from US Airways Group's and US Airways' insurance policies.
              (this space intentionally left blank)
                                20

OPERATING STATISTICS

     US Airways' operating statistics during the years 1992 through 1996 are set forth in the following table (1):
Years Ended December 31,               1996            1995            1994            1993             1992
-----------------------                ----            ----            ----            ----             ----
Revenue Passengers
   (Thousands)*                      56,640          56,674          59,495          53,678           54,655
Average Passenger
   Journey (Miles)*                     688             664             638             656              642
Total Revenue Passenger
   Miles ("RPMs")
   (Millions)                        39,220          38,079          38,395          35,529           35,436
RPMs (Millions)*                     38,943          37,618          37,941          35,221           35,097
Total Available Seat
   Miles ("ASMs")
   (Millions)                        57,208          58,678          61,540          59,841           60,052
ASMs (Millions)*                     56,885          58,163          61,027          59,485           59,667
Passenger Load  Factor (2)*           68.5%           64.7%           62.2%           59.2%            58.8%
Break Even Load
   Factor (3) (5)                     67.9%           64.9%           67.3%           61.7%            63.2%
Passenger Revenue Per
   ASM*                              11.95c          10.78c           9.70c          10.22c            9.70c
Total Revenue Per ASM
   (4) (5)                           13.19c          11.80c          10.59c          11.04c           10.38c
Cost per ASM (4) (5) (6)             12.69c          11.40c          11.02c          11.12c           10.85c
Yield (Revenue Per RPM)*             17.46c          16.66c          15.61c          17.27c           16.49c
Average Stage Length
     (Miles)*                           578             560            536              536              516

*    Scheduled service only (excludes charter flights).
c    cents

(1)  Statistics include free frequent travelers and the related miles flown.
(2)  Passenger load factor is the percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(3)  Break even load factor represents the percentage of aircraft seating capacity that must be utilized, based on fares in effect during the period, for US Airways to break even at the pre-tax income level, adjusted to exclude non-recurring and unusual items.
(4)  Adjusted to exclude non-recurring and unusual items.
(5)  Financial statistics for 1996, 1995, 1994 and 1993 exclude revenues and expenses generated under the British
Airways wet lease arrangement. Financial statistics for 1996 also exclude revenues and expenses generated under the US
Airways Express capacity purchase program (see "Management's Discussion and Analysis of Financial Condition and Results
of Operations" for additional information).
(6)  Certain statistics have been recalculated to reflect expense reclassifications.

                                21

ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

     As of December 31, 1996, US Airways operated the following jet aircraft:

                Passenger   Average
Type            Capacity    Age     Owned(1) Leased(2) Total
----            ---------   ------- -------- --------- -----
                           (Years)

Boeing 767-200ER     210       7.5     5       7         12
Boeing 757-200       182       6.2    23      11         34
Boeing 737-400       145       7.0    19      35         54
McDonnell Douglas
  MD-80              141      14.8    15      16         31
Boeing 737-300       127       9.7    11      74         85
Boeing 737-200       110      14.7    52      12         64
Douglas DC-9-30      101      23.1    50      12         62
Fokker 100            98       6.1    36       4         40
Fokker F28-4000       68      11.8     1       7          8
                              ----   ---     ---        ---
                              12.0   212     178        390
                             =====   ===     ===        ===

(1) Of the owned aircraft, 106 were pledged as collateral for various secured financing obligations aggregating $2.1 billion as of December 31, 1996.

(2) The terms of the leases expire between 1997 and 2015. US
Airways purchased two DC-9-30 aircraft upon lease expiry in January 1997.

     As of December 31, 1996, the Company's three wholly-owned regional airline subsidiaries operated the following turboprop aircraft:

            Passenger   Average
Type        Capacity      Age       Owned   Leased (1) Total
----        ---------   -------     -----   ---------  -----
                        (Years)
de Havilland
  Dash 7         50        15.5        1 (2)    2         3
de Havilland
  Dash 8         37         6.4       29       53        82
Dornier 328-110  32         1.3        -       25        25
                            ---       --       --       ---
                            5.5       30       80       110
                            ===       ==       ==       ===

(1)  The terms of the leases expire between 1997 and 2012.

(2) One of the Company's regional airline subsidiaries is party to an agreement under which it has the option to require a third party to purchase this aircraft beginning in March 1997 and extending 22 months.

     US Airways is a party to purchase agreements with Boeing and Rolls Royce that provide for the future acquisition of new jet aircraft and jet engines. As of December 31, 1996, the Company's regional airline subsidiaries, collectively, were party to agreements related to the acquisition by lease of up to eighteen additional turboprop aircraft. See Note 4(d) to the Company's Consolidated Financial Statements for additional information regarding outstanding commitments and options for the purchase of flight equipment. The Company's airline subsidiaries maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

     As of December 31, 1996, the Company's airline subsidiaries, principally US Airways, owned or leased the following aircraft which were not considered part of the operating fleets presented in the tables above. These aircraft were either parked in storage facilities or, as shown in the far right column, leased or subleased to third parties.

             Average                                 Leased/
Type         Age     Owned (1)  Leased (2) Total   Subleased
----         ------- ---------  ---------- -----   ---------
            (Years)
British
 Aerospace
 BAe-146-200   11.7      1          17        18        13
Boeing
 737-200       27.8     11           -        11        10
Douglas
 DC-9-30 (3)   28.5      4           2         6         -
Fokker
 F28-1000      23.5     17           -        17        17
Fokker
 F28-4000      12.9      4           6        10         3
Embraer
 EMB-120        6.8      -           2         2         2
British
 Aerospace
 Jetstream 31   9.7      -          17        17        17
                ---     --          --        --        --
               17.2     37          44        81        62
               ====     ==          ==        ==        ==

(1) US Airways sold all eleven 737-200 aircraft and its only owned BAe-146-200 aircraft during the first quarter of 1997.

(2) US Airways purchased the two leased DC-9-30 aircraft upon lease expiry in January 1997.

(3) US Airways reconditioned three of these aircraft and returned them to its operating fleet during the first quarter of 1997.

     See Note 4(b) to the Company's Consolidated Financial
Statements for additional information related to third party lease arrangements.

     US Airways is a participant in the Civil Reserve Air Fleet ("CRAF"), a voluntary program administered by the Air Mobility Command (the "AMC"). The General Services Administration of the United States government also requires that airlines participate in CRAF in order to receive United States government business. The United States government is US Airways' largest customer. US Airways' commitment under CRAF is to provide up to eleven 767-200ER aircraft in support of military operations, most likely aeromedical missions, as specified by the AMC. To date, the AMC has not requested US Airways to activate any of its aircraft under CRAF.

GROUND FACILITIES

     US Airways leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Washington National; its principal operating, overhaul and maintenance bases at the Pittsburgh and Charlotte/Douglas International Airports; major training facilities in Pittsburgh and Charlotte; central reservations offices in several cities; and line maintenance bases and local ticket, cargo and administrative offices throughout its system. US Airways owns a building and vacant land in Fairfax, Virginia, a training facility in Winston-Salem, North Carolina and reservations facilities in San Diego, California and Orlando, Florida. US Airways' building in Fairfax, Virginia, which is leased to the U.S. government, and the vacant land are currently for sale.

TERMINAL CONSTRUCTION PROJECTS

     The Company's airline subsidiaries utilize public airports for their flight operations under lease arrangements with the government entities that own or control these airports. Airport authorities frequently require airlines to execute long-term leases to assist in obtaining financing for terminal and facility construction. Any future requirements for new or improved airport facilities and passenger terminals are likely to require additional expenditures and long-term commitments. Several significant projects which affect large airports on US Airways' route system are discussed below.

     In 1993, US Airways and the City of Philadelphia reached an agreement to proceed with certain capital improvements at Philadelphia International Airport, where US Airways has its third largest hub. The improvements include approximately $130 million in various terminal renovations and a new $220 million regional airline runway expansion project, exclusive of financing costs. US Airways expects construction on the terminal project will be completed in 1998. The runway expansion project is not expected to be completed until 2000. US Airways expects that its annual costs of operations at Philadelphia International Airport will increase by approximately $14 million once construction is complete, representing more than a 35% increase.

     The Metropolitan Washington Airport Authority is currently undertaking a $1 billion capital development project at Washington National, which includes construction of a new terminal currently expected to commence operation in the third quarter of 1997. Based on current projections, US Airways estimates that its annual operating expenses at Washington National will increase by approximately $10 million to $12 million.

     In 1996, US Airways and the Massachusetts Port Authority reached an agreement to renovate and expand US Airways' terminal premises at Boston's Logan International Airport. The Authority issued approximately $49 million of special facilities bonds to finance various improvements which include renovation and expansion of holdrooms, ticket counter space, public circulation areas, concessions, baggage processing, baggage claim areas and the US Airways Club facility. The terminal expansion will include approximately 95,000 square feet of additional space. US Airways will be responsible for the awarding of contracts and managing of construction and expects substantial project completion by May, 1998, except for the remodeling of certain gate areas which will be completed by September, 1998. US Airways anticipates that its annual operating expenses will increase by approximately $5 million per year as a result of this project.

ITEM 3.  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of its two aircraft accidents that occurred in July and September 1994 near Charlotte, North Carolina and Pittsburgh, Pennsylvania, respectively. The National Transportation Safety Board ("NTSB") held hearings beginning in September 1994 relating to the July accident and January and November of 1995 relating to the September accident. In April 1995, the NTSB issued its finding of probable causes with respect to the accident near Charlotte. It assigned as probable causes flight crew errors and the failure of air traffic control to convey weather and windshear hazard information. The NTSB has not yet issued its final accident investigation report for the accident near Pittsburgh. The NTSB has indicated that a determination of the cause of the accident is not likely until sometime in 1997. US Airways expects that it will be at least two to three years before the accident litigation and related settlements will be concluded. Litigation resulting from the July 1994 accident in Charlotte was recently tried in U.S. District Court in Columbia, South Carolina. The jury found US Airways was liable for compensatory damages but was not liable for punitive damages. The compensatory damages trials have not been concluded and

US Airways cannot estimate possible compensatory damages. However, US Airways believes that it is fully insured with respect to this litigation. Therefore, the Company believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     On July 30, 1996, the Company and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways plc ("British Airways"), BritAir Acquisition Corp., Inc., American Airlines Inc. ("American") and American's parent company, AMR Corp. The Company and US Airways claim that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between the Company and British Airways. The lawsuit also claims that the defendants are in violation of U.S. Antitrust laws that prohibit conduct that harms competition. Although the defendants filed motions to dismiss the lawsuit following the filing of the complaint, these motions became superseded on March 5, 1997 when the Company filed an Amended Complaint with the Court based on information gathered in the pre-trial discovery process. The defendants have informed the Company that, in response to the Amended Complaint, they intend to file new motions to dismiss shortly. The Company is unable to predict at this time the ultimate outcome of this lawsuit.

     In December 1995, US Airways received a Civil Investigative Demand ("CID") from the U.S. Department of Justice relating to US Airways' compliance with the terms of a consent decree entered into in December 1992, as amended in September 1994. The consent decree was entered into to resolve litigation concerning US Airways' methods of disseminating fare data to the Airline Tariff Publishing Company. A CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action. The CID issued in December 1995 seeks information concerning US Airways' use of travel dates in its fare filings, among other things. Although US Airways believes there will be no further action stemming from this CID, the investigation has not been fully closed.

     In February and March 1995, 39 class action lawsuits were filed in various federal district courts by travel agencies and a travel agency trade association alleging that seven of the major U.S. airlines, including US Airways, violated the antitrust laws when they individually capped travel agent base commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. The lawsuits were consolidated in the federal district of Minnesota. The plaintiffs sought unspecified treble damages for restraint of trade. In September of 1996 the case against US Airways, and subsequently the cases against the other airlines, were settled. While US Airways believes that its actions in establishing a commission cap were in full compliance with the antitrust laws, the uncertainty and expense of litigation prompted a settlement of the claims. US Airways paid $9.5 million, as part of a total settlement of $85.8 million for all of the defendants. US Airways did not admit liability or wrongdoing and the settlement allowed the commission cap to remain in place. The settlement was approved by the court in January of 1997.

     In October 1995, US Airways terminated for cause an agreement with in-flight Phone Corporation ("IFPC"). IFPC was US Airways' provider of on-board telephone and interactive data systems (the "IFPC System"). The agreement contemplated the eventual installation of the IFPC System on substantially all of US Airways' aircraft. The IFPC System had been installed on approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with

IFPC was appropriate and that it is owed significant damages from IFPC. On December 7, 1995, US Airways successfully defended IFPC's emergency motion for a temporary restraining order. On
December 13, 1995, IFPC's motion for a preliminary injunction was denied and IFPC has relinquished its right to appeal that decision. IFPC's claim for damages remains pending. In June 1996, US Airways filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. The parties stipulated to lift the automatic stay provided for in the Bankruptcy Code which could allow IFPC's and US Airways' claims to be fully litigated. The Company is unable to predict at this time the ultimate resolution or potential financial impact on the Company's financial condition and results of operations of these proceedings.

     In May 1995, the Company, US Airways and the Retirement Income Plan for Pilots of USAir, Inc. (the "Pilots' Pension Plan") were sued in federal district court for the District of Columbia by 481 active and retired US Airways pilots alleging violations of the Employee Retirement Income Security Act ("ERISA") by erroneously calculating benefits under the Pilots' Pension Plan. The plaintiffs sought, among other things, damages in excess of $70 million. In May 1996, the court issued a decision in the lawsuit granting US Airways' Motion to Dismiss the majority of the complaint for lack of subject matter jurisdiction, deciding that the dispute must be resolved through the arbitration process. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement of ERISA. There are no significant penalties or damages which can result from this remaining claim. The plaintiffs appealed the court's decision, however, in the opinion of US Airways' counsel, the appeal is unlikely to be successful.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                              PART II


ITEM 5A.  MARKET FOR US AIRWAYS GROUP'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

STOCK EXCHANGE LISTINGS

     US Airways Group's Common Stock, $1 par value (the "Common Stock"), is traded on the New York Stock Exchange (Symbol U). On February 28, 1997, there were approximately 64,347,000 shares of the Company's Common Stock outstanding held by 32,416 stockholders of record at that date. The holders reside throughout the United States and abroad.

MARKET PRICES OF COMMON STOCK

     The high and low sale prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape during 1996 and 1995 are presented in the table below:

           Period              High             Low
           ------              ----             ---
    1996
        First Quarter         19  3/4         11  3/4
        Second Quarter        20  3/4         15  7/8
        Third Quarter         19  1/2         15  1/8
        Fourth Quarter        25  7/8         15  1/4

    1995
        First Quarter          6  5/8          4  1/4
        Second Quarter        14               5  5/8
        Third Quarter         12  5/8          8
        Fourth Quarter        15  7/8         10  3/8

     Holders of the Common Stock are entitled to receive such dividends as may be lawfully declared by the Company's board of directors. The Company paid dividends of $.03 per share on its Common Stock every quarter from the second quarter of 1980 through the second quarter of 1990. In September 1990, however, the Company suspended the payment of dividends on Common Stock for an indefinite period.

     As of the date of this report, the Company's board of directors had not authorized the resumption of dividends on the Company's Common Stock and there can be no assurance when or if such dividend payments will resume. In addition, the Company, organized under the laws of the State of Delaware, may be subject to certain legal restrictions on its ability to pay dividends on or repurchase or redeem its own shares of capital stock. See Note 7(d) to the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

FOREIGN OWNERSHIP RESTRICTIONS

     In connection with British Airways' 1993 investment in the Company, the Company's stock-holders approved an amendment to its restated certificate of incorporation ("Charter") at the 1993 annual meeting that is designed to prevent the loss of US Airways' operating certificates due to foreign ownership or control of the Company's voting securities exceeding the level permitted by relevant Federal law. Under current law, foreign citizens cannot own or control more than 25% of the Company's outstanding voting securities.

     The Charter provides that non-U.S. citizens ("Aliens") that acquire beneficial ownership of the Company's voting securities on or after May 27, 1993 have no voting rights and the Company can redeem or exchange the voting securities beneficially owned by these Aliens. The independent directors of the Company, who are those directors other than those employed by or affiliated with British Airways or the Company, have broad powers to construe and apply these provisions of the Charter, including the determination as to whether Aliens have become the beneficial owners of the Company's voting securities.

     See Part I, Item 1, "Relationship with British Airways" with respect to recent developments concerning British Airways' investment in US Airways Group and related matters.

ITEM 5B.  MARKET FOR US AIRWAYS' COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     There is no established public trading market for US Airways' common stock, all of which is owned by US Airways Group.

     US Airways' board of directors has not authorized the payment of dividends to US Airways Group since 1988. US Airways, organized under the laws of the State of Delaware, may be subject to certain legal restrictions on its ability to pay dividends on or repurchase or redeem its own shares of capital stock. Covenants related to US Airways' 10% and 9 5/8% senior unsecured notes currently do not permit the payment of dividends by US Airways to US Airways Group. However, these covenants do not restrict US Airways from loaning or advancing funds to US Airways Group.

     See Note 6 to US Airways' Consolidated Financial Statements contained in Part II, Item 8B and "Management's Discussion and
Analysis of Financial Condition and Results of Operations" for additional information.





              (this space intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for US Airways Group is presented below:

                            1996    1995    1994    1993   1992
                            ----    ----    ----    ----   ----
                        (in millions, except per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS

Operating Revenues       $ 8,142 $ 7,474 $ 6,997 $ 7,083 $ 6,686
Operating Expenses       $ 7,705 $ 7,153 $ 7,489 $ 7,179 $ 7,033
Operating Income (Loss)  $   437 $   322 $  (491)$   (96)$  (347)
Income (Loss) Before
  Accounting Change      $   263 $   119 $  (685)$  (349)$  (601)
Accounting Change (1)          -       -       -     (44)   (628)
                             ---     ---     ---     ---   -----
Net Income (Loss)        $   263 $   119 $  (685)$  (393)$(1,229)
Net Income (Loss)
  Applicable to Common
  Stockholders           $   175 $    34 $  (763)$  (467)$(1,281)

Primary Income (Loss)
Per Common Share
  Before Accounting
    Change               $  2.69 $  0.55 $(12.73)$ (7.68)$(13.88)
  Effect of Accounting
    Change                     -       -       -   (0.80) (13.35)
                            ----    ----   -----    ----   -----
Income (Loss) Per
  Common Share           $  2.69 $  0.55 $(12.73)$ (8.48)$(27.23)

Fully-Diluted Income (Loss)
Per Common Share
  Before Accounting
    Change                 $2.33 $  0.55 $(12.73)$ (7.68)$(13.88)
  Effect of Accounting
    Change                     -       -       -   (0.80) (13.35)
                            ----    ----   -----    ----   -----
Income (Loss) Per Common
  Share                    $2.33 $  0.55 $(12.73)$ (8.48)$(27.23)

Dividends Per
  Common Share             $   - $     - $     - $     - $     -




               (table continued on following page)

              (table continued from previous page)

                                       December 31,
                           -----------------------------------
                           1996    1995    1994    1993   1992
                           ----    ----    ----    ----   ----
                                      (in millions)

CONSOLIDATED BALANCE SHEETS

Total Assets             $ 7,531 $ 6,955 $ 6,808 $ 6,878 $ 6,595
Long-Term Obligations
  and Redeemable Preferred
  Stock  (2)  (3)        $ 4,552 $ 4,572 $ 4,699 $ 4,198 $ 3,714
Series B Preferred
  Stock  (3)             $   213 $   213 $   213 $   213 $   213
Common Stockholders'
  Equity (Deficit)  (3)     (798) (1,049) (1,110)   (426)   (169)
                           -----   -----   -----   -----   -----
Total Stockholders'
  Equity (Deficit)  (3)  $  (584)$  (836)$  (897)$  (213)$    44

Shares of Common Stock
  Outstanding               64.3    63.4    61.1    59.2    47.2
Book Value Per Share (4) $(14.25)$(18.39)$(18.71)$ (7.19)$ (3.58)

(1) Cumulative effect of change in method of accounting for postemployment benefits in 1993 and postretirement benefits other than pensions (net of income tax benefit of $117.6 million) in 1992.

(2) Long-term obligations include long-term debt, capital leases and postretirement benefits other than pensions, non-current.

(3) 1996, 1995 and 1994 do not include deferred dividends on preferred stock. See Note 7(d) to the Company's
     Consolidated Financial Statements.

(4) Based on Common Stockholders' Equity (Deficit), which is adjusted to reflect deferred dividends on preferred stock as though they had been declared. See Note 7(d) to the Company's Consolidated Financial Statements.

Note:  Numbers may not add or calculate due to rounding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


                          OVERVIEW

     Effective February 21, 1997, USAir Group, Inc. changed its name to US Airways Group, Inc. ("US Airways Group" or the
"Company") and its wholly-owned subsidiary, USAir, Inc., changed its name to US Airways, Inc. ("US Airways").

     The Company recorded net income of $27.2 million for the fourth quarter of 1996 and net income of $263.4 million for all of 1996. The Company's primary income per common share was $0.08 for the fourth quarter of 1996 and $2.69 for all of 1996. US Airways recorded net income of $49.5 million for the fourth quarter of 1996 and net income of $183.2 million for all of 1996. US Airways' financial results, which include the results of its wholly-owned subsidiary USAM Corp. ("USAM"), were significantly influenced by related party transactions as discussed under "Results of Operations" below.

     Except where noted, the following discussion relates primarily to the financial condition, results of operations and future prospects of US Airways. US Airways is the Company's principal subsidiary and accounted for approximately 92% of the Company's operating revenues for 1996. US Airways is a major United States air carrier whose primary business is transporting passengers, property and mail. US Airways enplaned more than 56.9 million passengers during 1996 and is currently the fifth largest domestic air carrier, as measured by revenue passenger miles ("RPMs").

    FACTORS CONTRIBUTING TO IMPROVED 1996 FINANCIAL RESULTS

     The Company recorded net income of $263.4 million for 1996, net income of $119.3 million for 1995 and a net loss of $684.9 million for 1994. This upward trend is primarily attributable to favorable capacity and pricing trends in markets served by the Company's airline subsidiaries, continued stable domestic economic conditions and the positive influence of US Airways' revenue enhancement and cost-reduction initiatives. The Company's results for 1996, although the best in its history, were dampened by substantial year-over-year increases in Personnel costs and Aviation fuel expenses, as discussed under "Results of Operations" below.

     Favorable capacity and pricing trends have been evident in markets served by the Company's airline subsidiaries since early 1995. As discussed further below, early 1995 marked the demise of the "Continental Lite" service offered by Continental Airlines, Inc. ("Continental"). Year-over-year industry capacity growth within the Eastern United States, that region of the U.S. east of the Mississippi River, was 1.4% for 1996 and a contraction of 3.1% for 1995 (as measured by available seat miles or "ASMs"). US Airways currently has approximately 85% of its daily departures and approximately 58% of its capacity (ASMs) deployed in the Eastern U.S. With respect to pricing factors, the Company believes that the absence of the 10% Federal excise tax on domestic air transportation ("ticket tax") during the first eight months of 1996 had a stimulative effect on the Company's Passenger transportation revenues (see "Government Regulation" below for additional information).

     The demand for air transportation has historically mirrored general economic conditions. The Company believes stable domestic economic conditions during the last several years have contributed to an overall increase in demand for air travel. As discussed under "Revenue Enhancement and Cost Reduction Initiatives" below, the Company's revenue enhancement and cost reduction initiatives have also contributed to the Company's improved 1996 results.

     However, as discussed in the following section, the Company's airline subsidiaries are currently facing renewed pressure from low cost, low fare competition.

           US AIRWAYS' CURRENT COMPETITIVE POSITION -
                 LOW COST, LOW FARE THREAT

     US Airways has the highest cost structure of all major domestic air carriers. Within the last several years, other major domestic air carriers have made substantial progress toward addressing their cost structures, particularly in response to competition from low cost, low fare air carriers. US Airways has been able to reduce costs in certain expense categories (see "Revenue Enhancement and Cost Reduction Initiatives" below), but has not been successful in its efforts to reduce costs in its largest expense category - Personnel costs (See "Personnel Costs - Continued Negotiations With Organized Labor Groups" below). During 1993, Continental, Trans World Airlines, Inc. ("TWA") and Northwest Airlines, Inc., were able to obtain significant wage concessions and productivity improvements from unionized employees. The employee concessions achieved by Continental and TWA were obtained in the course of bankruptcy proceedings of those companies. During 1994, United Air Lines, Inc. ("United") completed a transaction in which employees traded significant wage concessions and productivity improvements for a majority ownership stake in the company and seats on its board of directors. The agreement also allowed United to establish a low cost, low fare operation, "Shuttle by United." The primary function of this operation is to successfully compete with low cost, low fare air carriers in mainly secondary or short-haul markets. During 1996, Delta Airlines, Inc. ("Delta") launched its own low cost, low fare operation, "Delta Express." Delta Express marks the culmination of Delta's efforts to establish a product capable of competing with low cost, low fare air carriers such as Southwest Airlines, Inc. ("Southwest") and ValuJet Airlines, Inc. ("ValuJet"). Delta Express became possible as a result of a new labor agreement
Delta entered into with its unionized pilots group.

     As mentioned above, Eastern U.S. operations comprise a substantial portion of US Airways' current route structure. Although a competitive strength in some regards, the regional concentration of significant operations results in US Airways being susceptible to changes in certain regional conditions that may adversely effect the Company's financial condition and results of operations. The combination of a high cost structure and the regional concentration of operations has also contributed to US Airways being particularly vulnerable to low cost, low fare competition. In late 1993, for example, Continental launched its low cost, low fare Continental Lite product in certain markets in the Eastern U.S. also served by US Airways. Continental Lite operations were substantially expanded during 1994. US Airways responded to this competitive threat by selectively lowering its fares by as much as 70% compared to the fares in effect prior to the Continental Lite incursion. By late 1994, US Airways competed with Continental Lite in primary and secondary markets from which US Airways then derived approximately 46% of its passenger revenues. Continental terminated its Continental Lite service in early 1995. Competition with Continental, however, was one of the major contributing factors to the Company's poor financial performance during 1994.

     ValuJet, an air carrier centered around low costs of operations and a low fare structure, commenced operations in October of 1993 by offering service within the Eastern U.S. operating two aircraft. By April 1996, ValuJet had grown substantially and operated 51 aircraft. However, ValuJet reduced its service in May 1996 and suspended operations entirely on June 17, 1996. The Company estimates that approximately 8% of US Airways' capacity (as measured by ASMs) directly overlapped with ValuJet's route structure prior to ValuJet's service reduction. The Company believes that ValuJet's cessation of operations had a favorable effect on the Company's Passenger transportation revenues, but has not quantified such effect. ValuJet reinstated service at reduced levels on September 30, 1996, but the Company is unable to predict whether ValuJet's capacity in markets also served by US Airways will eventually match or exceed the pre-May 1996 levels. ValuJet currently operates 21 aircraft.

     The fourth quarter of 1996 included the introduction of Delta Express on October 1st and Southwest's inauguration of service to and from Providence, Rhode Island on October 27th. As mentioned above, Delta Express became possible as a result of a new labor agreement Delta reached with its unionized pilots group. Delta Express currently operates between Florida and 10 Northeast and Midwest cities. Southwest's service at Providence, which is approximately 60 miles from Boston, has resulted in some passenger traffic being drawn from Boston's Logan International Airport. US Airways and its regional airline affiliates have substantial operations at Boston's Logan International Airport. Southwest, another air carrier centered around low cost operations and a low fare structure, first entered Northeast U.S. markets during 1993 by adding service to and from Baltimore/Washington International Airport ("BWI"). Since that time, Southwest has expanded service at BWI, initiated service to Florida from BWI (among other locations), launched intra-Florida service and, as mentioned above, added service to and from Providence. BWI is one of US Airways' hub airports and Northeast-Florida service forms one of US Airways' primary leisure markets.

     The Company estimates that US Airways' direct route overlap with Delta Express and Southwest is currently 3.9% and 2.8%, respectively (as measured by ASMs). However, the Company anticipates that US Airways' route overlap with both competitors, as well as the intensity of the competitive pressure on US Airways, will increase as Delta Express follows its planned doubling of operations in 1997 and Southwest allocates additional resources to its new Northeast U.S. operations. The Company views Southwest's continued expansion into the intra-Eastern U.S.
market and Delta's ability to establish a low cost, low fare operation as serious competitive threats. For comparative purposes, US Airways' unit operating cost (operating expenses per ASM or "Cost per ASM") was 12.69 cents for full-year 1996, Southwest's unit operating cost for 1996 was 7.50 cents and the Company believes that Delta Express' annual unit operating cost is close to Southwest's.

     Overall, US Airways currently has low cost, low fare competition overlapping approximately 43% of its traffic base; up from approximately 40% during early 1995. In an effort to preserve market share, US Airways has typically responded to the entry of a low cost, low fare competitor into its markets by matching fares and increasing the frequency of service in related markets, generally with the result of diluting US Airways' yield (Passenger transportation revenue per RPM) in these markets. In some cases US Airways has responded by reducing service in affected markets.

     The Company believes that lowering US Airways' costs of operations is essential in order for US Airways to remain competitive and ensure the Company's long-term financial viability, particularly in light of recent competitive developments.

      REVENUE ENHANCEMENT AND COST REDUCTION INITIATIVES

     In January 1996, the Company's and US Airways' boards of directors elected Stephen M. Wolf as Chairman of the Board and Chief Executive Officer. During February 1996, Rakesh Gangwal was elected President and Chief Operating Officer and Lawrence M. Nagin was elected Executive Vice President of Corporate Affairs and General Counsel of both companies. The new senior management team is focusing on addressing US Airways' high cost structure, particularly with respect to Personnel Costs, and has embarked on other measures to improve US Airways' competitive position in today's highly competitive airline industry environment. These other measures include improving and standardizing US Airways' product, revamping US Airways' market image and focus, increasing international service and rationalizing US Airways' operating aircraft fleet.

     As mentioned above, US Airways recently changed its name. The name change signals the expanding reach of US Airways' route structure and its changing image. Coinciding with the name change, the livery of US Airways' aircraft will be enhanced and aircraft interiors upgraded and standardized. New products and features, such as a new international business class called "Envoy Class" and personal in-seat video systems, will be added in an effort to attract more business travelers and improve US Airways' image in the marketplace. US Airways is in the process of equipping all of its operating aircraft with in-flight phones and further expanding first class cabins and replacing first class seats on select aircraft. In addition, US Airways' airport lounges are being enhanced and, in some cases, expanded.

     In 1991, US Airways began reducing the size of its operating aircraft fleet culminating in a "right-sizing" strategy in the Spring of 1995. The goal of this strategy was to reduce annual system capacity by five percent and emphasize the strengths of its hubs at the major airports in Pittsburgh, Charlotte, Philadelphia and Baltimore, as well as its operations at other major East Coast urban centers. Capacity reductions were focused on eliminating redundant or unprofitable routes. US Airways' capacity (ASMs) for 1995 decreased by 4.7% versus 1994 as a result of these efforts. The strengthening of hub operations was achieved by reducing point-to-point flights (flights between cities that are not US Airways hubs) thereby increasing the utilization of equipment and personnel at hub locations. The percentage of point-to-point flights in US Airways' schedule was reduced from approximately 18% at the end of 1994 to approximately 10% by the end of 1995. Point-to-point flying comprised approximately 9% of US Airways' schedule at the end of 1996. US Airways also expanded its transatlantic focus from Charlotte and Pittsburgh to include Boston and Philadelphia to take advantage of better connecting traffic and the larger population bases in those cities. These initiatives produced substantial financial benefits during 1996 and 1995.

     During 1996, US Airways' redirected its right-sizing efforts and began focusing on diversifying its route structure. US Airways' transatlantic capacity increased 55.4% in 1996 versus 1995 levels (as measured by ASMs). US Airways launched new European service to Munich, Madrid and Rome during mid-1996 and added additional service at Frankfurt during 1996. US Airways has also filed with the U.S. Department of Transportation ("DOT") to serve London's Heathrow Airport from Boston, Charlotte, Philadelphia and Pittsburgh. US Airways continues to explore additional international opportunities.

     In light of the proposed alliance between British Airways plc ("British Airways") and American Airlines, Inc. ("American") (the "BA/AA Alliance"), as described under "Relationship with British Airways" below, a critical element of US Airways' strategy to achieve sustained financial health and growth in international and domestic markets is the establishment of competitive service to London's Heathrow Airport ("Heathrow"). The BA/AA Alliance is currently being reviewed by regulatory authorities in the United Kingdom, the United States and Europe. The Company believes that it is likely that British Airways and American will be forced to divest slots and ground facilities at Heathrow in order for regulatory authorities to approve the BA/AA Alliance.

     Based on US Airways' extensive route structure in the Eastern U.S., the Company believes that it is uniquely situated to receive slots and ground facilities at Heathrow which are divested by British Airways or American as part of regulatory approval of the BA/AA Alliance. However, many airlines, including competitors of US Airways, have appealed to the regulatory authorities to receive such slots and ground facilities at Heathrow.

     The Company is unable to determine whether or when (a) the BA/AA Alliance will be approved or (b) it will receive any slots or ground facilities at Heathrow. In the event (a) regulatory authorities do not approve the BA/AA Alliance or (b) US Airways does not receive sufficient slots and ground facilities at Heathrow in connection with the regulatory approval of the BA/AA Alliance to support our proposed level of service, the Company's international strategy will be constrained by its lack of access to Heathrow.

     US Airways has also undertaken steps to increase its level of on-time performance and improve in other key industry performance measurements (as compiled and reported by the DOT). For October 1996, US Airways ranked first in on-time performance among major domestic air carriers for the first time in its history, despite setting a company single-month load factor record during that month. US Airways finished first in on-time performance among major domestic air carriers for the fourth quarter of 1996. During that quarter, US Airways also ranked first in fewest damaged or lost baggage complaints, fewest reservations complaints and was second overall in fewest complaints of all types. US Airways continues its efforts to improve its image in the marketplace.

     In October of 1995, US Airways introduced personal computer software that enables certain high-volume customers to engage in self-service travel booking. User response has been favorable. In April 1996, US Airways introduced electronic ticketing, or "ticketless travel," as an option for customers traveling within the U.S. on US Airways or US Airways Express. Electronic ticketing enables a customer to book a flight through US Airways' reservations system or certain travel agencies and receive a confirmation number instead of a paper ticket. The Company believes that electronic ticketing enhances customer convenience and helps to reduce US Airways' distribution costs. Distribution costs currently account for approximately $1 billion of the Company's annual operating expenses. Customer response to electronic ticketing has been favorable and customer use of electronic ticketing has increased since its introduction. Electronic ticketing currently accounts for approximately 14% of US Airways' ticket sales.

     During 1996, US Airways continued its cost reduction efforts in non-labor areas initiated in late 1994. These efforts have included various organizational changes, process reengineering, the centralization of US Airways purchasing functions, operations research initiatives intended to improve operational efficiency and maximize passenger revenue generation and the outsourcing of certain cargo, catering and communications functions. In addition, US Airways imposed limits on the base commissions it pays travel agents for domestic air fares beginning in the first quarter of 1995. The new limits on commissions are designed to reduce one of US Airways' largest expenses - Commissions (see also "Results of Operations" below). US Airways signed a ten-year contract with a subsidiary of the General Electric Company ("GE") during the third quarter of 1996 for the upkeep and overhaul of US Airways' CFM-56 and CF-6 jet engines. These engines, originally manufactured by GE, power US Airways' 737-300, 737-400 and 767-200ER aircraft. US Airways expects substantial cost savings over the next ten years associated with the new GE "power-by-the-hour" aircraft engine maintenance contract. The Company believes that US Airways' cost reduction efforts helped reduce non-labor expenses by approximately $500 million during 1995, from otherwise expected levels, with similar savings achieved during 1996.

     As part of the Company's efforts to reduce its capital expenses, the Company reached an agreement with The Boeing Company ("Boeing") in 1994 which enabled US Airways to reschedule the delivery of 40 Boeing 737-Series aircraft from the 1997-2000 time period to the years 2003-2005. In addition, as part of the same agreement, US Airways relinquished all of its options to purchase

Boeing aircraft during the 1996-2000 time period. During 1995, the Company reached agreements with Boeing and Rolls Royce plc ("Rolls Royce") regarding the deferral of eight Boeing 757-200 aircraft deliveries from 1996 to 1998. As part of the latter agreements, the delivery dates for progress payments associated with the previously scheduled 1996 deliveries were likewise rescheduled. These agreements with Boeing and Rolls Royce have resulted in a substantial reduction in US Airways' expected capital expenditures for the years 1996 through 2000 (see "Aircraft Fleet and Related Matters" below for recent events concerning Boeing).

     US Airways announced in November 1996 that it had entered into an agreement with AVSA, S.A.R.L., an affiliate of aircraft manufacturer Airbus Industrie ("Airbus"), regarding the acquisition of up to 400 narrowbody Airbus aircraft. The agreement, discussed further under "Aircraft Fleet and Related Matters" below, is part of US Airways' long-term strategy of replacing several older, diverse aircraft types with newer, more efficient aircraft types based on a similar design. The Company believes that the operational and customer service benefits of modernizing its fleet outweigh the increased expenses that would be incurred by US Airways with the purchase or lease of the new aircraft.

           PERSONNEL COSTS - CONTINUED NEGOTIATIONS
                  WITH ORGANIZED LABOR GROUPS

     Personnel costs represented 41.5% of US Airways' operating costs for 1996. US Airways currently has the highest unit labor costs in the domestic airline industry (see additional information regarding Personnel costs under "Results of Operations"). The Company remains committed to obtaining a significant reduction in US Airways' unit labor costs and believes that US Airways' long-term financial viability depends on its success in further reducing its cost of operations.

     During the Spring of 1995, the Company reached agreements-in-principle with each of US Airways' major unions regarding concession agreements involving wage and benefit reductions, improved productivity and other cost savings totaling approximately $500 million annually. However, those tentative agreements were conditioned on, among other things, ratification by the members of each labor group and the approval of the Company's stockholders and the Company's and US Airways' boards of directors. These agreements-in-principle provided for wage and other concessions in exchange for equity participation in the Company, profit sharing and representation on the Company's board of directors for US Airways' labor groups. In July 1995, the membership of the Association of Flight Attendants (the "AFA"), which represents US Airways' flight attendants, voted not to ratify its agreement-in-principle. The Airline Pilots Association ("ALPA"), which represents US Airways' pilots, made significant additional demands which were unacceptable and negotiations were thereafter terminated by the Company.

     US Airways' contract with the employees represented by the International Association of Machinists and Aerospace Workers (the "IAM") became amendable on October 1, 1995. ALPA's contract became amendable on May 1, 1996 and US Airways' contract with the AFA became amendable on January 1, 1997. The collective bargaining process is in progress with all three unions - the Company is unable to predict how long it will take to conclude these negotiations or the eventual outcome of these discussions. Such negotiations traditionally take one or more years from the time a contract becomes amendable, as described in the following paragraph. In recent talks, the Company proposed that US Airways split-off short-haul and certain longer-haul flights into a separate, distinct operating unit. The new operation, centered on lower operating costs than the "mainline" service and an attractive pricing structure, would be designed to help US Airways' competitive stance against Southwest, Delta Express, ValuJet and other low cost competitors.

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

              AIRCRAFT FLEET AND RELATED MATTERS

     The Company has embarked on a program to upgrade and standardize the interiors of US Airways' operating aircraft over the next three years. The first phase of the program, which was completed during the fourth quarter of 1996, involved minor changes and improvements to the interiors of each of US Airways' operating aircraft. This phase of the program resulted in minimal incremental expenditures, but has provided a substantial short-term improvement in the appearance of each aircraft. The second phase of the program, which began in February 1997 and is expected to be completed in 1999, includes, depending on the type of aircraft, replacing carpets, seat cushions, sidewalls and overhead storage bins, repainting other aircraft interior components, reconfiguring and/or upgrading seats, expanding first class seating and adding or replacing lavatories. The Company currently estimates that the second phase of this program will result in one-time incremental expenditures of approximately $73 million, approximately $27 million of which is expected to be capitalized.

     As mentioned previously, US Airways recently entered into an agreement with an affiliate of Airbus regarding the acquisition by US Airways of up to 400 Airbus aircraft. The aircraft, A319, A320 and A321 narrowbody aircraft (collectively, the "Airbus Aircraft") were tentatively scheduled for delivery to US Airways between 1997 and 2009. The proposed transaction would be comprised of 120 firm Airbus Aircraft and 120 Airbus Aircraft to be reconfirmed by US Airways at a future date. In addition, US Airways would have the option to acquire up to 160 additional Airbus Aircraft with open-ended delivery dates. US Airways would have the flexibility in selecting among the 122-seat A319, the 144-seat A320 and the 168-seat A321, depending upon projected industry conditions at the time final delivery schedules were set. The Airbus Aircraft are presently intended as, at a minimum, replacement aircraft for US Airways' existing fleet of Douglas DC-9-30 and MD-80 aircraft, Boeing 737-200 aircraft, and Fokker F28-4000 aircraft. US Airways is also examining alternatives for widebody aircraft to support US Airways' goal of increased international operations.

     The agreement with Airbus remains subject to US Airways achieving a competitive cost structure and the approval of definitive documentation by US Airways' board of directors. See
Note 4(d) to the Company's Consolidated Financial Statements contained in Part II, Item 8A for additional information.

     In early January 1997, Airbus announced that it could not support the delivery of six aircraft tentatively scheduled for delivery to US Airways in 1997 due to US Airways' inability to affirm the arrangement. Airbus subsequently advised US Airways that it was also withdrawing all of US Airways' 1998 and 1999 firm delivery positions as well as support for the twelve aircraft contemplated to be leased in 1998 for similar reasons. If US Airways is able to achieve a competitive cost structure it may still be able to acquire Airbus aircraft during 1998 and 1999 (see also "Personnel Costs - Continued Negotiations with Organized Labor Groups" above).

     The Company has not yet determined whether consummation of the Airbus transaction and the disposition of the aircraft intended to be replaced with Airbus Aircraft would require the Company to recognize an "impairment loss" in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS 121").

     During October 1996, US Airways advised Boeing and Rolls Royce that it does not plan to accept delivery of the eight Boeing 757-200 aircraft US Airways presently has on firm order. Consistent with a written statement from Boeing extending the scheduled delivery dates of the Boeing 757s from 1998 to 1999 and the ongoing business discussions between the two parties, US Airways did not make a progress payment to Boeing of approximately $3 million which was, prior to such extension, scheduled to be due on November 1, 1996. On November 7, 1996, Boeing alleged that US Airways was in default of the 757 purchase agreement for failing to make the November 1st payment. Boeing has further alleged, among other things, that US Airways has repudiated a purchase agreement relating to 40 737-Series aircraft scheduled for delivery commencing in 2003. Boeing has purported to terminate both such 757-200 and 737-Series purchase agreements, an action which US Airways believes is not supported by law or the facts, and has claimed almost $450 million as damages for US Airways' alleged breach of such agreements. US Airways subsequently advised Boeing, among other things, that US Airways rejects Boeing's asserted legal basis for termination of such agreements. In addition, US Airways stated that it would hold Boeing responsible for any damages incurred as a result of Boeing's unlawful termination and demanded immediate return of all payments made by US Airways in furtherance of the 737-Series purchase agreement, together with interest from the date of payment. US Airways also expressed its belief that Boeing is legally committed to pursue contract resolutions in good faith. Notwithstanding the formal legal positions of the parties, both sides have expressed a desire to resolve this dispute on a mutually satisfactory basis. US Airways cannot predict whether Boeing will seek to exercise remedies against US Airways and if so, whether the effect on US Airways' financial condition or results of operations would be material. See Note 4(d) to the Company's Consolidated Financial Statements for additional information.

               RELATIONSHIP WITH BRITISH AIRWAYS

     On June 11, 1996, British Airways and American announced a proposed alliance to jointly market, price and manage their North Atlantic airline services, effective April 1, 1997, subject to U.S. and international approvals. The joint services would carry the designator codes of both airlines and each would code-share beyond the other's gateways. The two airlines have also indicated that they intend to act cooperatively in other areas, such as marketing, sales, facilities use and cargo. British Airways and American are seeking antitrust immunity in connection with approval of their alliance. Certain competition authorities in the U.S. and Europe have made inquiries into the proposed alliance and several airlines serving the North Atlantic have raised very strong objections to the proposed alliance.

     On July 30, 1996, the Company and US Airways initiated a lawsuit in the U.S. District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American and American's parent company, AMR Corp. The Company and US Airways claim that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between the Company and British Airways. The lawsuit also claims that the defendants are in violation of U.S. antitrust laws that prohibit conduct that harms competition. Although the defendants filed motions to dismiss the lawsuit following the filing of the complaint, these motions became superseded on March 5, 1997 when the Company filed an Amended Complaint with the Court based on information gathered in the pre-trial discovery process. The defendants have informed the Company that, in response to the Amended Complaint, they intend to file new motions to dismiss shortly.

     The Company is unable to predict at this time the ultimate outcome of this lawsuit.

     On October 24, 1996, US Airways notified British Airways that it is terminating the code sharing and frequent traveler agreements between the two companies effective March 29, 1997 as a result of British Airways' decision to enter into an alliance with American. In addition, certain other commercial arrangements between US Airways and British Airways have been or are in the process of being terminated. The Company does not anticipate any material adverse impact on its financial condition or results of operations as a result of the termination of these arrangements. US Airways believes that the code share arrangement contributed less than $20 million annually to its operating revenues. Further, the Company does not believe that US Airways' lack of an international code share partner will have a material impact on its financial condition or results of operations.

     On December 17, 1996, British Airways delivered a notice (the "Sale Notice") to the Company of its intent to sell in one or more underwritten public offerings or privately negotiated transactions, all of the shares of Series F and Series T Preferred Stock (collectively, the "BA Preferred Stock") (see Note 7(b) and 7(c) to the Company's Consolidated Financial Statements for a description of the Series F and Series T Preferred Stock, respectively). Under the Investment Agreement, the Sale Notice triggered (i) a right of first offer of the Company to purchase all (or in certain circumstances, any portion) of such shares at prices set forth in the Sale Notice (the "Right of First Offer") and (ii) a public offering registration procedure (the "Public Offering Registration Procedure"). The Company did not exercise its right to purchase the BA Preferred Stock prior to the expiration of the Right of First Offer on February 15, 1997.

     Because the Company elected not to exercise the Right of First Offer with respect to the BA Preferred Stock, subject to certain limitations, British Airways is free to complete a sale on terms no less favorable to British Airways than those set forth in the Sale Notice, provided that (i) such sale is closed by August 14, 1997 (or 180 days following the initial filing of the Company's registration statement in conjunction with the Public Offering Registration Procedure), (ii) in the case of a public offering, the sale price may be higher or lower than the price offered in the Sale Notice and (iii) in the case of a privately negotiated transaction, the price must be equal to or higher than the price offered in the Sale Notice.

     In the Sale Notice, British Airways also exercised the Public Offering Registration Procedure under the Investment Agreement to cause the Company to use its "reasonable efforts" to register the BA Preferred Stock for sale in an underwritten public offering at British Airways' request on up to three occasions. The registration procedures provide that the Company shall prepare and file with the U.S. Securities and Exchange Commission ("SEC") and use its reasonable efforts to cause to become effective a registration statement under the Securities Act by April 16, 1997, provided, however, that the Company's obligation may be deferred in certain circumstances for up to 180 days.

     On January 28, 1997, the Company received notice that British Airways' representatives, Messrs. Ayling, Stevens and Maynard, resigned as directors of US Airways Group and on February 12,

1997, the Company received notice that such individuals resigned as directors of US Airways. In the letter of resignation, British
Airways waived its current and future rights under the Investment
Agreement to US Airways Group board representation.

     Based on such resignations, British Airways may take the position that British Airways is no longer an affiliate of US Airways Group and, therefore, upon the expiration of the third month following such change in status, is able to sell the BA Preferred Stock without registration under the Securities Act of 1933 in compliance with an exemption thereunder.

        PAYMENTS OF DIVIDENDS ON SENIOR PREFERRED STOCK

     During August and October of 1996, the Company paid dividends of $43.0 million and $40.0 million, respectively, on its outstanding Senior Preferred Stock (composed of the Company's Series A, Series F and Series T Preferred Stock; see Note 7(a) to the Company's Consolidated Financial Statements for a description of the Series A Preferred Stock). Prior to these dividend payments, the Company had deferred the payment of dividends on all of its outstanding preferred stock issuances effective with dividend payments due September 30, 1994.

     As of December 31, 1996, the Company's capital surplus, as calculated in accordance with Delaware General Corporation Law based on the Company's Consolidated Balance Sheets (which are contained in Part II, Item 8A of this report), was $110.0 million. The Company, organized under Delaware law, may be subject to certain legal restrictions on its ability to pay dividends or repurchase or redeem its own shares of capital stock for cash or other property depending on the amount of its capital surplus. Capital surplus, under Delaware Law, is calculated as (i) net assets (total assets minus total liabilities), less (ii) total capital (that amount of preferred and common equity designated as capital by a company's board of directors). As of December 31, 1996, the Company's net assets were in a surplus position of $174.3 million based on the Company's Consolidated Balance Sheets and its total capital was $64.3 million (all attributable to the Company's outstanding Common Stock; capital for the Company's outstanding preferred stock issuances is a nominal amount of one cent per share).

     The Company's outstanding publicly-held Series B Preferred Stock is junior to the Company's Senior Preferred Stock and is not eligible to receive dividends until the deferred dividends on the Senior Preferred Stock are paid-in-full (see Note 8(c) to the Company's Consolidated Financial Statements for a description of the Series B Preferred Stock). Under the terms of the Series B Preferred Stock, its holders have the right to elect two additional directors to the Company's board of directors if six quarterly dividend payments are not paid. That right became effective on February 15, 1996. The right must be exercised by notice of the holders of record of 20% or more of the Series B Preferred Stock. In April and October 1996, two different groups of shareholders representing more than 20% of the Series B Preferred Stock shares outstanding notified the Company that they wished to exercise their right to elect additional directors. However, the shareholders in each of these groups subsequently sold their shares prior to fully exercising their rights. To the Company's knowledge, there is currently no ongoing effort to elect directors under the terms of the Series B Preferred Stock.
     Under the terms of the Company's Series A Preferred Stock, its holders, currently affiliates of Berkshire Hathaway, Inc. ("Berkshire"), have the right to elect two additional directors to the Company's board of directors after a scheduled dividend payment has not been made for thirty days. Berkshire has informed the Company that it does not intend to exercise its right at this time. The holder of the Series F and Series T Preferred Stock, an affiliate of British Airways, would have the right to nominate an additional director to the Company's board of directors pursuant to its Investment Agreement with the Company if Berkshire and the holders of the Series B Preferred Stock were to exercise their respective rights to elect additional directors to the Company's board of directors. See related discussion under "Relationship with British Airways" above.

     As of December 31, 1996, accumulated deferred dividends on all of the Company's outstanding preferred stock issuances, including penalty dividends thereon, totaled $118.9 million. See
Note 7(d) to the Company's Consolidated Financial Statements for additional information with respect to accumulated deferred dividends.

     On January 31, 1997, the Company paid additional dividends of $50.0 million to holders of the Company's Senior Preferred Stock. After this payment, deferred dividend and additional dividends (interest) thereon of $27.6 million remained in arrears on the Company's Senior Preferred Stock. There can be no assurance when or if the Company will make additional dividend payments on its Senior Preferred Stock.

                    GOVERNMENT REGULATION

     The ticket tax was reinstated on August 27, 1996, for tickets sold for travel before January 1, 1997. This tax, 10% of the cost of an airline ticket, had previously expired on January 1, 1996. The Company believes that its Passenger transportation revenues were stimulated during the period the tax was not in effect - the absence of the tax effectively reduced the cost of air travel. The Company cannot estimate the dollar impact of the tax expiration on its Passenger transportation revenues during the period the tax was not collected due to the complexity and number of factors that contribute to the Company's performance in this area. This tax expired again on January 1, 1997. On February 28, 1997, President Clinton signed legislation reinstating the tax for tickets sold beginning March 7, 1997 through September 30, 1997. Reinstatement of this tax, which could effectively increase the cost of air transportation, may dampen demand for air transportation which, in turn, may have a material adverse effect on the Company's financial condition and results of operations.

     The Company's airline subsidiaries became obligated to pay the $.043 per gallon Federal Excise Tax on Transportation Fuels on October 1, 1995. Airlines had a three-year exemption from this tax, which became law during 1992. Attempts to either rescind this tax or reinstate the airline exemption continue, although these efforts have not been successful to date. US Airways cannot predict the ultimate outcome of future attempts to either rescind the tax or reinstate the airline exemption. US Airways recognized expenses of $43.0 million and $11.9 million as a result of this tax during 1996 and 1995, respectively.

     The Federal Aviation Administration ("FAA") has proposed new regulations that would require flight data recorders that measure more flight parameters than most original equipment flight data recorders. The proposed regulations, subject to DOT approval, would require the upgraded flight data recorders to be installed within four years. The proposal, as drafted, would affect US Airways' entire operating fleet. The Company estimates that the proposed regulations, if adopted, would cost US Airways approximately $20 million over the four year period. The Company cannot predict whether or when the proposed regulations will be adopted or if the proposed regulations will result in expenditures consistent with the Company's current estimate.

     Following the July 1996 accident involving a TWA aircraft and speculation that the cause of the accident may have been sabotage, President Clinton ordered new security measures related to passenger, baggage and cargo screening, particularly with respect to international operations. The increased security measures have resulted in an increase in the Company's operating expenses, although the dollar effect of the new security measures is not material. The President also formed a special committee which is reviewing aviation safety and airport security, as well as the air traffic control system. The committee released its final recommendations on February 12, 1997. The committee made several recommendations in the areas of safety, air traffic control and security. The Company is unable to predict whether any of the recommendations will be adopted, and if adopted, their impact on the Company's financial condition and results of operations. Further increases in government-mandated security measures could have an adverse effect on the Company's financial condition and results of operations depending on the ability of US Airways and its regional affiliates to passthrough any new Federal taxes, surcharges or additional operating expenses to customers. Any effective increase in the cost of air transportation may dampen passenger and cargo traffic levels which could have a material adverse effect on the Company's financial condition and results of operations.

     Many aspects of US Airways' operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could affect operations and increase operating costs in the airline industry, including for US Airways.

RESULTS OF OPERATIONS

     The following section provides an overview of changes in certain components of the Company's results of operations (the Company's Consolidated Statements of Operations are contained in
Part II, Item 8A of this report). See "Operating Statistics" contained in Part I, Item 1 of this report for selected US Airways operating and financial statistics (which also includes the definition of each term used below). All terms used in this section refer to US Airways' scheduled service operations except for unit operating cost, which includes charter service.

            YEAR ENDED DECEMBER 31, 1996 COMPARED TO
                  YEAR ENDED DECEMBER 31, 1995

     The Company recorded net income of $263.4 million for 1996, an improvement of $144.1 million or more than double its net results for 1995. After preferred dividend requirement (the Company reflects dividends on all its outstanding preferred stock as if paid during the period for purposes of calculating income per common share), the Company earned $174.6 million for 1996, or $2.69 per common share on a primary basis.

     The Company's second quarter financial results have historically been its strongest due to US Airways' combination of business traffic and North-South leisure traffic in the Eastern
U.S. during that period.

     US Airways' RPMs and passenger load factor for 1996 were company records. Although US Airways' capacity (ASMs) fell 2.2% and the number of revenue passengers carried was relatively unchanged year-over-year, yield improved 4.8% and average passenger journey increased 3.6%. The yield improvement was primarily driven by the factors discussed under "Factors Contributing to Improved 1996 Financial Results" and the decrease in capacity (ASMs) was due mainly to less operating aircraft in US Airways' operating fleet year-over-year. The increase in average passenger journey reflects US Airways increased transatlantic service (see related discussion under "Revenue Enhancement and Cost Reduction Initiatives"). In general, favorable capacity and pricing trends have been evident in markets served by the Company's airline subsidiaries since the demise of Continental Lite in early 1995. Competition with Continental Lite included US Airways selectively lowering fares in certain markets to maintain market share.

     As mentioned above, the Company's airline subsidiaries are experiencing increased competitive pressure with the October 1996 launch of Delta Express, Southwest's late-October 1996 expansion into the Northeast U.S. and ValuJet's recent reinstatement of service. Direct competition with low cost, low fare air carriers or operations has typically resulted in the dilution of yield realized by the Company's airline subsidiaries in the affected markets.

     US Airways continues to be the highest cost major air carrier in the United States. US Airways' unit operating cost was
12.69 cents for 1996, an 11.3% increase versus its unit operating cost for 1995. This increase is primarily the result of higher operating expenses applied over slightly less capacity (ASMs) year-over-year (see discussion below related to year-over-year changes in certain components of the Company's operating expenses). US Airways' high cost structure relative to its major competitors results in it being particularly susceptible to adverse changes in general economic and market conditions.

     During 1996, US Airways recorded two non-recurring items related to its subleasing of 11 non-operating British Aerospace BAe-146-200 ("BAe-146") aircraft (in addition to the three sublease agreements reached during the fourth quarter of 1995 for which US Airways recorded a non-recurring item of $4.1 million - a credit to Aircraft rent expense). US Airways reversed $22.5 million of previously accrued rent obligations related to these aircraft against Aircraft rent expense and reversed $7.0 million against Aircraft maintenance expense related to previously accrued lease return provisions.

OPERATING REVENUES

Passenger Transportation - US Airways' Passenger transportation revenues increased $531.7 million, or 8.5%, with the remainder of the $622.3 million increase attributable to passengers carried by the Company's regional airline subsidiaries. US Airways' increase is primarily the result of a 4.8% increase in yield and a 3.6% increase in average passenger journey. The main factors contributing to the Company's improved performance during 1996 are discussed above. In addition, the Company estimates that severe winter weather within the Eastern U.S. and the partial Federal Government shutdown adversely affected first quarter 1996 revenues by approximately $55 million. Hurricanes Fran and Eduoard, which occurred during September 1996, also adversely affected the Company's Passenger transportation revenues by approximately $10 million. Although a competitive strength, concentration of significant operations in the eastern U.S. results in the Company's airline subsidiaries being susceptible to certain regional conditions that may have an adverse effect on the Company's financial condition and results of operations. The Company's airline subsidiaries faced intense competitive pressure from Continental Lite during early 1995 (see discussion under "US Airways' Current Competitive Position - Low Cost, Low Fare Threat").

Other Operating Revenues - Fees received by US Airways for passenger handling and reservation services from US Airways Express air carriers (other than the fees US Airways receives from the Company's three wholly-owned regional air carriers, which are eliminated during the consolidation of the Company's results of operations) increased due to higher passenger volumes carried by these air carriers and a higher fee structure. In addition, US Airways revenues from frequent traveler program participation fees, reservation cancellation fees and aircraft lease arrangements all increased year-over-year. US Airways' results include certain transactions with related parties that are eliminated at the US Airways Group level (for additional information see Note 10 to US Airways' Consolidated Financial Statements). The final wet lease with British Airways expired during the second quarter of 1996. Wet lease revenues of $12.6 million were included in the Company's Other Operating Revenues for 1996 as compared to $63.6 million for 1995. See additional information related to the Company's third party lease and sublease arrangements in Note 4(b) to the Company's Consolidated Financial Statements. Increases or decreases in components of Other Operating Revenues are largely offset by related changes in Other Operating Expenses, Net or other operating expense categories.

     US Airways' Operating Revenues include the line item "US Airways Express transportation revenues." Effective October 1, 1996, US Airways began purchasing all of the capacity (ASMs) generated by the Company's three wholly-owned regional air carriers and, concurrently, recognizing the passenger transportation revenues that result from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to produce the capacity. The program is designed to reflect the reality of US Airways' relationship with the Company's regional airline subsidiaries - US Airways controls the markets these air carriers operate in, the marketing programs and the fares they charge. US Airways' expenses associated with this program are eliminated during the consolidation of the Company's results of operations and US Airways' revenues associated with this program are reclassified to Passenger transportation revenues during the consolidation process. The revenues and expenses recognized by US Airways during the fourth quarter of 1996 related to this program may not be indicative of future revenues and expenses associated with this program. For additional information related to this program see Note 10 to US Airways' Consolidated Financial Statements.

OPERATING EXPENSES

Personnel Costs - Profit sharing expenses, the impact of adding a stock appreciation right ("SAR") feature to one of the Company's stock option plans, interest rate driven increases in pension and postretirement benefits expenses, contractual wage increases that US Airways' pilot and flight attendant employee groups received in January 1996 and wage increases received by certain non-contract employees effective January 1, 1996 were the primary factors which resulted in the Company's Personnel costs increasing $308.3 million or 10.7% versus 1995. US Airways' mechanics and pilots also received contractual wage increases in March 1995 and July 1995, respectively. US Airways had 40,160 full-time equivalent employees as of December 31, 1996 versus 39,900 full-time equivalent employees as of December 31, 1995.

     The Company recorded profit sharing expense related to its 1992 Salary Reduction Plan of $121.6 million for 1996 versus
$49.7 million for 1995. The Company's obligations under this plan ended with a payment to participants in early March 1997.

     During the fourth quarter of 1996, the Company's 1992 Stock Option Plan ("1992 Plan"), a component of the Company's 1992 Salary Reduction Plan, was amended to include a SAR feature and SARs were granted to option holders under this plan on a one-for-one basis. For each SAR, the holder is entitled to receive the excess of the fair market value of a share of the Company's Common Stock above $15. The exercise of any SAR cancels its tandem option and, conversely, the exercise of any option cancels its tandem SAR. The SARs have the same expiration date as the tandem options. To the extent the fair market value of a share of its Common Stock exceeds $15, the Company recognizes compensation expense based on the number of SARs outstanding. The Company recognized compensation expense of $41.6 million related to the implementation of this program during the fourth quarter of 1996. Approximately 4.2 million SARs were outstanding under this plan as of December 31, 1996. Additional information related to the Company's stock option plans (including SARs) can be found in
Note 8(e) to the Company's Consolidated Financial Statements.

     Pension and postretirement benefits expenses increased $107.1 million due primarily to interest rate factors. In addition, expenses related to stock option grants, stock grants, severance payments and similar-type compensation (excluding SARs expense) increased $20.6 million year-over-year. Long-term disability expenses increased $22.7 million due mainly to an increase in number of employees on long-term disability.

Aviation Fuel - US Airways' aviation fuel consumption was relatively unchanged, but rate factors drove the Company's Aviation fuel expense up $114.8 million. US Airways' average cost of aviation fuel consumed during 1996 was 64.09 cents per gallon versus an average rate of 53.23 cents for 1995. Aviation fuel prices are subject to market conditions and other factors that are generally outside of the Company's control. Fluctuations in the price of aviation fuel can have a dramatic effect on the Company's results of operations. Based on consumption for 1996, each one cent per gallon increase in US Airways' cost of aviation fuel translates into an increase of approximately $11 million in US Airways' annual aviation fuel expense. See Other Operating Expenses, Net below related to Federal taxes on aviation fuel.

Commissions - Increases resulted from higher Passenger transportation revenues. See also Other, Net below.

Aircraft Rent - Excluding the effects of the non-recurring item discussed above, Aircraft rent expense increased 4.0%. The increase is due primarily to two leased Boeing 767-200ER aircraft reentering US Airways' operating fleet during the first half of 1996. US Airways recognized expenses related to these aircraft in the Other Operating Expenses category while they were operated by British Airways.

Aircraft Maintenance - Excluding the effects of the non-recurring item discussed above, Aircraft maintenance expense increased $33.1 million. Efficiencies gained from reengineering efforts in US Airways maintenance areas and the effects of fewer operating aircraft in US Airways' fleet year-over-year were more than offset by timing factors and expenses identifiable as transition expenses related to a change in service providers for certain jet engine maintenance work. US Airways signed a ten year contract with a subsidiary of GE during the third quarter of 1996 for the upkeep and overhaul of certain jet engines. Although the Company expects a significant decrease in maintenance costs associated with these engines because of the new contract, US Airways experienced approximately $14 million in costs during the fourth quarter of 1996 directly related to the transition of work from the former contractor to GE (see discussion under "Revenue Enhancement and Cost Reduction Initiatives" above).

Depreciation and Amortization - Decreased due mainly to fewer owned aircraft in US Airways' operating fleet.

Other Operating Expenses, Net - Increased primarily due to additional Federal taxes on aviation fuel and increases in insurance and communications-related costs. US Airways also experienced higher credit card expenses linked to higher Passenger transportation revenues. The Federal Excise Tax on transportation fuels was $43.0 million for 1996 (see also "Government Regulation" above). Expenses related to the wet lease arrangement with British Airways decreased $51.0 million due to the expiration of this arrangement during May 1996 (see also Other Operating Revenues and Aircraft Rent above).

     US Airways' Operating Expenses include the line item "US Airways Express capacity purchases." These expenses, which are eliminated during the consolidation of the Company's results of operations, are discussed under Operating Revenues above.

OTHER INCOME (EXPENSE)

Interest Income - Increased due mainly to higher Cash and cash equivalents and Short-term investments balances.

Interest Expense - Decreased primarily as the result of less long-term debt outstanding year-over-year. The Company made early debt repayments of $150.5 million during 1996.

Equity in Earnings (Loss) of Affiliates - Amounts pertain to USAM's equity interest in the earnings of Galileo International Partnership, Apollo Travel Services Partnership ("ATS") and Galileo Japan Partnership ("GJP"). USAM owns 11% of the Galileo International Partnership, which owns and operates the Galileo Computerized Reservation System ("Galileo CRS"), approximately 21% of ATS, which markets the Galileo CRS in the U.S. and Mexico and approximately 11% of GJP, which markets the Galileo CRS in Japan. Results for all three partner-ships improved primarily driven by increases in airline industry passenger volumes year-over-year.

Other, Net - Results for 1996 include expenses of $9.5 million related to US Airways' settlement of litigation involving travel agencies (see Part I, Item 3 "Legal Proceedings" for additional information) and losses of $8.7 million related to US Airways' disposition of eight non-operating aircraft. Results for 1995 included gains totaling $10.7 million related to the sale of certain 737-300 aircraft. US Airways sold ten non-operating Boeing 737-200 aircraft during the first quarter of 1997 which resulted in a gain of approximately $18 million.

Provision (Credit) for Income Taxes - The Company was subject to Federal alternative minimum tax for 1996 and 1995 as well as income taxes in certain states. The Company was not subject to regular Federal income tax for 1996 or 1995 as the result of using Federal net operating loss carryforwards. See Note 5 to the Company's Consolidated Financial Statements for additional information.

            YEAR ENDED DECEMBER 31, 1995 COMPARED TO
                 YEAR ENDED DECEMBER 31, 1994

     US Airways Group recorded net income of $119.3 million for 1995 compared with a net loss of $684.9 million for 1994. US
Airways recorded net income of $33.0 million for 1995 which represents an improvement of $749.2 million over its 1994 results. US Airways' results include the results of its wholly-owned subsidiary USAM.

     The Company's year-over-year improvement in net income reflects a $477.2 million (6.8%) revenue increase coupled with a decrease in operating expenses of approximately $335.9 million (4.5%). Excluding the unusual items recognized during 1995 and 1994, as discussed further below, the Company's operating costs decreased approximately 1.1% year-over-year.

     US Airways' yield was 16.66 cents for 1995, a 6.7% improvement versus 1994. The stronger than anticipated increase in yield primarily resulted from the effects of the relatively stable domestic economic climate and favorable capacity and pricing trends in markets served by the Company's airline subsidiaries which were prevalent during most of 1995 (see related discussion in "Factors Contributing to Improved 1996
Results" above).

     US Airways' capacity (ASMs) for 1995 decreased by 4.7%. RPMs, however, decreased less than 1% and US Airways' load factor was 64.7% for 1995, a historical high (which was subsequently eclipsed in 1996). US Airways' unit operating cost increased to 11.40 cents from 11.02 cents for 1994 primarily due to the capacity (ASMs) reductions that occurred in 1995.

     The financial results for 1994 include several non-recurring items:

  - a $172.9 million charge related to US Airways' grounded BAe-146 fleet and to US Airways' decision to cease operations of its remaining Boeing 727-200 aircraft in 1995 (the last operational 727-200 aircraft was retired from service in September 1995). During 1994, US Airways again evaluated the secondary market for BAe-146 aircraft and determined that it was probable that it would not be successful in its efforts to sublease or otherwise dispose of these assets (before lease expiry). Considering this analysis, US Airways did not include a provision for any potential subleasing activity in determining the amount of the 1994 charge.

  - a $54.0 million charge for obsolete inventory and rotables to reflect market values.

  - a $25.9 million charge related to US Airways' decision to substantially reduce service between Los Angeles and San
     Francisco in November 1994.

  - a $28.3 million gain resulting from the sale of certain aircraft and assets to Mesa Air Group, Inc. ("Mesa") and the accounting treatment of the hull insurance recovery on the aircraft lost in the September 1994 accident.

  - a $1.7 million charge related to the sale of certain assets to Mesa.

     The following table indicates where the above items appear in the Company's Consolidated Statements of Operations ($ millions, brackets denote expense)


                                                      California     Other Asset
     Line Item              Aircraft     Inventory     Reduction     Dispositions    Total
---------------------      ----------    ---------    ----------     ------------   -------
Operating Expenses:
Personnel costs              $     -     $      -      $   (0.3)      $      -    $   (0.3)
Aircraft rent                 (115.5)           -             -              -      (115.5)
Aircraft maintenance             3.4            -             -              -         3.4
Depreciation and
    Amortization               (21.7)       (18.0)        (18.2)             -       (57.9)
Other, net                     (39.1)       (36.0)         (7.4)          (1.7)      (84.2)
                              ------      -------       -------        -------     -------
Total Operating Expenses     $(172.9)    $  (54.0)     $  (25.9)      $   (1.7)   $ (254.5)
                              ======      =======       =======        =======     =======
Other Income (Expense):
Other, net                   $     -     $      -      $      -       $   28.3    $   28.3
                              ------      -------       -------        -------     -------
Total Other Income (Exp.)    $     -     $      -      $      -       $   28.3    $   28.3
                              ======      =======       =======        =======     =======

</TABLE


     US Airways also recorded a $50.0 million addition to Passenger transportation revenues in the fourth quarter of 1994 to adjust estimates made during the first three quarters of 1994.

     As mentioned above under "Year Ended December 31, 1996
Compared to Year Ended December 31, 1995," the Company recognized a $4.1 million unusual item during the fourth quarter of 1995 related to US Airways' BAe-146 aircraft (a reduction of Aircraft rent expense).


OPERATING REVENUES

Passenger Transportation - Increased $391.0 million (6.2%), $345.5 million of which is attributable to US Airways and the remainder to the Company's wholly-owned regional airlines. The Company estimates that its Passenger transportation revenues were adversely affected during 1994 by approximately $50 million due to unfavorable weather during the first quarter and approximately
$150 million as the result of the two accidents that occurred during the third quarter. By early 1995, US Airways' traffic had recovered from the effects of the accidents and approached a level more normally associated with US Airways' capacity in the marketplace. US Airways' 6.7% yield improvement was sufficient to offset the effects on revenues of a 4.7% decrease in both revenue passengers and capacity (ASMs).

Cargo and Freight - Decreased $6.3 million (3.9%) primarily due to
US Airways' $6.7 million (4.2%) decrease. The U.S. Postal
Service's increased emphasis on truck movement of mail in the Northeastern U.S. resulted in lower mail volumes and yields.

Other Operating Revenues - Increased $92.5 million (19.4%), $67.5 million (13.6%) of which is attributable to US Airways, primarily due to an increase in fees received from participants in US
Airways' frequent traveler program and increased revenues from higher volumes and rates for cancellation and rebooking fees.
Revenues from third party aircraft lease and sublease arrangements also increased during 1995. US Airways' results include certain transactions with related parties that are eliminated at the US
Airways Group level. Overall, increases in the Other Operating
Revenue category were largely offset by increases in related expenses recognized as Other Operating Expenses, Net.

OPERATING EXPENSES

Personnel Costs - Relatively unchanged year-over-year. US Airways recognized profit sharing expense of $49.7 million in 1995 and $4.1 million during 1994 associated with the profit sharing component of the 1992 Salary Reduction Program (see further discussion of this profit sharing plan in "Year Ended December 31, 1996 Compared to Year Ended December 31, 1995" above). The 1994 profit sharing expenses resulted from employees receiving certain guaranteed profit sharing payments upon their termination.
Overall, profit sharing expense and the contractual wage increases that US Airways' pilots, flight attendants and mechanics received during 1995 were offset by lower personnel levels. US Airways' workforce had approximately 2,500 fewer employees as of December
31, 1995 than as of December 31, 1994.

Aviation Fuel - Decreased $37.6 million (5.6%), primarily due to
US Airways' $37.3 million (5.8%) decrease. Year-over-year, the average cost of fuel per gallon was relatively unchanged but US
Airways' capacity (ASMs) decreased approximately 4.7%. The decreased capacity contributed to a 5.6% reduction in fuel consumption.

Commissions - Decreased $20.1 million (3.5%) and $22.1 million
(4.0%) at US Airways despite an increase in Passenger transportation revenues primarily due to the effects of a change in the rate structure for travel agency commissions that went into effect during early 1995.

Aircraft Rent - Decreased $125.9 million (22.3%) primarily due to
US Airways' $123.3 million (23.7%) decrease. Excluding the unusual items recognized during 1995 and 1994, as discussed above, US
Airways' Aircraft rent expense decreased $3.7 million (0.9%) mainly due to fewer leased aircraft in US Airways' operating fleet year-over-year.


Other Rent and Landing Fees - Decreased $32.4 million (7.4%) and
$33.3 million (7.9%) at US Airways primarily due to US Airways' capacity (ASMs) reductions during 1995 and credits totaling approximately $6.0 million received from various airport authorities during 1995 related to 1994 activity.

Aircraft Maintenance - Decreased $45.3 million (11.6%) primarily due to US Airways' $40.2 million (12.0%) decrease which resulted from fewer operating aircraft year-over-year and the positive impact of US Airways' re-engineering efforts in the maintenance areas.

Depreciation and Amortization - Excluding the effects of the unusual items recognized during 1994, as discussed above, US
Airways' expense increased $7.8 million (2.4%).

Other Operating Expenses, Net - Excluding the effect of the unusual items recognized in 1994, as discussed above, these expenses increased approximately $68.5 million (4.7%) largely due to increases in expenses associated with increased sales activity and increased Federal taxes on aviation fuel (see discussion under "Government Regulation" above). Increased third party lease and sublease arrangements also contributed to the increase in this expense category (see also "Other Operating Revenues" above).
Decreases in certain capacity-related expenses partially offset increases in other components of Other Operating Expenses, Net. US
Airways' results include certain transactions that are eliminated at the US Airways Group level.

OTHER INCOME (EXPENSE)

Interest Income - Improved by $24.5 million (90.6%) mainly as a result of significantly higher cash levels during 1995.

Interest Expense - Increased $18.6 million (6.5%) primarily as a result of interest incurred on debt associated with new aircraft deliveries during 1995 and 1994 which outweighed the effects of US
Airways' early debt repayments during 1995 which totaled $202.1 million.

Interest Capitalized - Decreased $5.0 million (36.2%) mainly due to US Airways' agreement with Boeing to defer the delivery of certain 757-200 aircraft from 1996 to 1998 (see related discussion under "Aircraft Fleet and Related Matters" above).

Equity in Earnings (Loss) of Affiliates - Results for all three of USAM's equity investments improved primarily driven by increases in airline industry passenger volumes year-over-year.

Other, Net - Decreased $8.9 million as the effects of the $28.3 million gain recognized in 1994 (discussed above) were only partially offset by US Airways' $10.7 million gain associated with the sale of thirteen 737-300 aircraft during 1995.

Provision (Credit) for Income Taxes - The Company was subject to
Federal alternative minimum tax for 1995 as well as income taxes in certain states. The Company was not subject to regular Federal income tax for 1995 as the result of using Federal net operating loss carryforwards. The results for 1994 do not include any income tax credit due to Statement of Financial Accounting Standards No.
109, "Accounting for Income Taxes" ("SFAS 109") limitations in recognizing a current benefit for net operating losses. See Note 5 to the Company's Consolidated Financial Statements for additional information.


                INFLATION AND CHANGING PRICES

     Inflation and changing prices do not have a significant effect on the Company's operating revenues and expenses (other than depreciation and amortization) because such revenues and expenses generally reflect current price levels.

     Depreciation and amortization expense is based on historical cost. For assets acquired through the purchase of Pacific
Southwest Airlines, US Airways' historical cost is based on the market value of the assets on May 29, 1987. In the case of Piedmont Aviation, Inc., US Airways' historical cost is based on the fair market value of the assets on November 5, 1987, reduced by the tax effect of that portion of fair market value not deductible for tax purposes in the form of depreciation and amortization. Therefore, aggregate depreciation and amortization is lower than if this expense reflected today's replacement costs for existing productive assets. In evaluating how inflation would increase depreciation expense, however, consideration should also be given to the reduction in other operating expenses, such as aircraft maintenance and aviation fuel, that would be achieved from the operating efficiencies of newer, more technologically advanced productive assets.

                LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, Cash and cash equivalents and Short-term investments totaled $1.59 billion. US Airways also had $74.4 million deposited in trust accounts to collateralize letters of credit and workers' compensation policies at year-end 1996. These deposits are included in the Other Asset category on the Company's Consolidated Balance Sheets.

     Net cash provided by operations was $1.03 billion for 1996, $576.6 million for 1995 and $1.1 million for 1994. The significant year-over-year improvements in cash flows from operating activities experienced by the Company for the last three years are primarily due to factors discussed under "Factors Contributing to Improved 1996 Financial Results" above.

     USAM received a special cash distribution of $33.7 million from ATS during the second quarter of 1996, reflected in the Other operating adjustments category in the Company's
Consolidated Statements of Cash Flows (contained in Part II, Item
8A of this report). This special distribution was part of an ATS distribution of cash to its partners. USAM received distributions of $48.7 million from its computer reservation system investments, including the special ATS distribution, during 1996.
USAM received distributions of $14.0 million and $8.3 million from these investments for 1995 and 1994, respectively.

     As discussed under "Government Regulation" above, the ticket tax expired on January 1, 1996, but was reinstated effective
August 27, 1996 for tickets sold for travel before January 1, 1997. During February 1997, US Airways remitted approximately
$180 million to the Federal Government primarily related to ticket taxes that US Airways collected during the time period in 1996 that this tax was in effect. In addition, the Company paid its remaining obligation under the 1992 Salary Reduction Plan, $129.1 million, in early March 1997; this payment ended the Company's obligations for profit sharing under this plan and was based on expenses the Company recognized during 1996 and in earlier periods.

     The Company added a SAR feature to its 1992 Stock Option
Plan during the fourth quarter of 1996 (see discussion of Personnel Costs under "Year Ended December 31, 1996 Compared to
Year Ended December 31, 1995" above). SAR exercises could potentially have a material adverse effect on the Company's future cash outflows depending on the number and timing of SAR exercises and changes in the fair market value of the Company's


Common Stock. Approximately 570,000 SARs were exercised during the fourth quarter of 1996 resulting in a cash outlay of $4.9 million.

     During the third quarter of 1996, the Company revised its estimate of short-term pension plan funding requirements resulting in a decrease of approximately $137 million in the Company's current liabilities as of September 30, 1996 (which was offset by a corresponding increase in the Company's long-term liabilities) and a significant reduction in the Company's original estimate of anticipated cash outflows for 1997.

     The Company has also embarked on a program to upgrade and standardize the interiors of US Airways' operating aircraft. This program, described under "Aircraft Fleet and Related Matters" above, will result in currently estimated incremental expenditures of approximately $73 million, primarily during 1997 and 1998.

     The Company anticipates that its capital expenditures for 1997 will total approximately $150 million, almost all of which is related to US Airways' operations. This estimate includes $20 million related to the purchase of hush kits for certain aircraft in order to comply with Federal noise and pollution mandates and $115 million primarily related to the purchase of aircraft rotables, other aircraft components (including items associated with US Airways' Aircraft Interior Upgrade and Standardization
Program), ground support equipment and computer equipment. The
Company expects that it will satisfy its liquidity requirements for 1997 through a combination of cash on hand (Cash and cash equivalents and Short-term investments) and cash flow from operations. The Company's estimate of capital expenditures for 1997 is subject to change. As discussed further under "Aircraft
Fleet and Related Matters" above, US Airways has entered into an agreement with an affiliate of Airbus for the acquisition of up to 400 Airbus Aircraft; however, this agreement is contingent upon the Company achieving a competitive cost structure and approval of definitive documentation by US Airways' board of directors. If an aircraft acquisition agreement with Airbus is consummated, the Company's estimate of short-term and long-term capital expenditures may be materially effected. In addition, and also discussed further under "Aircraft Fleet and Related Matters" above, the Company has advised Boeing that it does not plan to accept delivery of certain aircraft the Company has on firm order with Boeing. The Company's estimate of capital expenditures for 1997 does not include equipment purchase deposits that had originally been scheduled to be paid to Boeing under the terms of the Company's contract with Boeing. The outcome of the Company's discussions with Boeing and any impact on the Company's future capital expenditures that may result from these discussions cannot be determined at this time.

     As of December 31, 1996, the Company's current assets were $2.31 billion, an increase of $727.1 million since the end of 1995; however, the Company remains highly leveraged. The Company and US Airways require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. In addition, the Company currently does not have in place a short-term credit or receivable sale facility. Changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified low cost, low fare competition (see related discussion under "US Airways' Current Competitive Position - Low
Cost, Low Fare Threat" above) and further increases in the price of aviation fuel, could have a materially adverse effect on the Company's liquidity, financial condition and results of operations. In addition, the Company is currently in contract negotiations with US Airways' organized labor groups with the goal of achieving a competitive cost structure. There can be no assurance that the Company will be able to accomplish this goal.
Currently, US Airways' high cost structure relative to its major competitors results in the Company being particularly susceptible to adverse changes in general economic and market conditions.


     Investing activities during 1996 included cash outflows of $180.7 million for the acquisition of assets ($34.9 million for hush kits, progress payments for 757-200 aircraft of $31.4 million (see "Aircraft Fleet and Related Matters" above for recent developments concerning Boeing), $15.2 million to purchase four 737-200 aircraft prior to lease expiry and $99.2 million related to the purchase of rotables, various ground support equipment and computer equipment). The Company's Short-term investments increased $603.6 million year-over-year primarily due to the Company's operations generating significantly more cash than needed to fulfill immediate operational needs. The Other investing uses of cash category on the Company's Consolidated
Statements of Cash Flows includes $12.2 million related to the purchase of debt issued by Shuttle, Inc. during the first quarter of 1996. Net cash used by investing activities during 1996 was $753.8 million.
     Net cash used by financing activities during 1996 was $209.0 million. During the third quarter of 1996, US Airways paid off certain long-term debt with a principal amount of $42.8 million for one of the Company's regional airline subsidiaries (the affiliated company repaid US Airways during December 1996).

     US Airways sold $263.0 million principal amount of Enhanced
Equipment Notes ("Enhanced Notes") during the first quarter of 1996 through a private placement offering under SEC Regulation
144A. US Airways used the proceeds from the offering as part of the funds necessary to repay in full the indebtedness incurred in connection with certain Boeing 757-200 aircraft delivered to US
Airways in 1995 and 1994. The transaction is reflected on the Company's Consolidated Statements of Cash Flows as proceeds from the issuance of debt of $103.0 million and a "non-cash" issuance of debt of $160.0 million. The non-cash component reflects proceeds that US Airways directed to reduce debt and pay underwriter's fees at the time of the offering. US Airways used the cash proceeds it received from the offering and additional funds to make debt repayments of approximately $105.5 million immediately following the offering. The Enhanced Notes are secured by nine 757-200 aircraft. US Airways filed a Form S-4
Registration Statement with the SEC during July 1996 in connection with its offer to exchange registered Enhanced Notes for the privately-placed Enhanced Notes. The exchange offer was completed in August 1996. The exchange offer did not result in cash inflows or outflows with the exception of filing fees and certain administrative costs.

     In addition to the prepayment and refinancing transactions and the early pay-off by US Airways of an affiliate's third party debt, both discussed above, the Company's subsidiaries made scheduled debt repayments of $85.0 million during 1996. US
Airways also incurred new debt of $29.2 million associated with progress payments for 757 aircraft (see "Aircraft Fleet and Related Matters" above for recent developments concerning
Boeing). The $29.2 million is reflected as non-cash activity in the Company's Consolidated Statements of Cash Flows because US
Airways incurred the related debt in conjunction with the payment of the progress payments.

     During 1996, the Company paid dividends of $83.0 million on its outstanding Senior Preferred Stock. The Company had previously deferred the payment of dividends on all of its outstanding series of preferred stock beginning in September 1994
(see discussion under "Payments of Dividends on Senior Preferred
Stock" above). The combined annual dividend requirement of all the Company's outstanding preferred stock issuances, each of which has a cumulative dividend feature, is approximately $78.7 million. As of December 31, 1996, dividends of $118.9 million on all of the Company's outstanding preferred stock issuances had been deferred
(including additional dividends (interest) on deferred dividends).
On January 31, 1997, the Company paid dividends of $50.0 million to holders of its Senior Preferred Stock. See discussion under "Payments of Dividends on Senior Preferred Stock" above. The


Company's Series A Preferred Stock is mandatorily redeemable on
August 7, 1999 at $1,000 per share plus accrued dividends
(interest) and the Company's Series F Preferred Stock and Series T
Preferred Stock are mandatorily redeemable in the year 2008.

     As of December 31, 1996, the redemption values of the Series
A Preferred Stock, Series F Preferred Stock and Series T Preferred
Stock were $404.7 million, $323.4 million and $107.6 million, respectively, and the liquidation preference of the Series B
Preferred Stock was $255.1 million.

     Except for the Enhanced Notes sold in 1996, the Company's and US Airways' outstanding debt and equity securities are presently rated "below investment grade" by Standard and Poor's Corporation and Moody's Investors Service, Inc. Such ratings may make it more difficult and costly for the Company and US Airways to effect additional financing, particularly unsecured financing. US Airways recently reached an agreement with a subsidiary of Airbus to acquire up 400 Airbus Aircraft. Final consummation of this agreement would result in a significant increase in the Company's need for additional financing (see discussion under "Aircraft
Fleet and Related Matters" above).

     US Airways is party to certain financial contracts to reduce its exposure to fluctuations in the price of aviation fuel. Under these arrangements, US Airways pays a fixed rate per notional gallon of fuel and receives in return a floating rate per notional gallon based on the market rate during the month of settlement.
Decreases in the market cost of the fuel below the rates specified in the contracts require US Airways to make cash payments. The
Company believes that these financial contracts, although inherently risky, do not present a material risk to the Company's or US Airways' liquidity, financial condition or results of operations due to the relatively simple terms, the purpose and short duration of these arrangements. US Airways periodically reviews the financial condition of each counterparty to these financial contracts and believes that the potential for default by any of the current counterparties is negligible. See Note 2 to the Company's Consolidated Financial Statements for additional information.

     US Airways and certain of the Company's other subsidiaries have received notices from the U.S. Environmental Protection
Agency and various state agencies that they are potentially responsible parties with respect to the remediation of existing sites of environmental concern. Negotiations with various governmental agencies continue concerning known and possible cleanup sites. US Airways has made financial contributions for the performance of remedial investigations and feasibility studies at sites in Moira, New York; Escondido, California; and Elkton,
Maryland. The contributions totaled approximately $120,000 in 1996 and $200,000 for 1995, 1994 and 1993 combined. The Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on its financial condition and results of operations based on the Company's experience with similar environmental sites.

     Also, US Airways has been identified as a potentially responsible party ("PRP") for environmental contamination at Boston's Logan International Airport. There are a number of other
PRPs at the site. The Company has reached an agreement with the Massachusetts Port Authority to pay approximately $300,000 in cash, and to undertake certain remedial activities in connection with its operations at Boston's Logan International Airport.

     The Company terminated its revolving credit facility with a group of banks during 1994. The Company had historically utilized such a facility to supplement its liquidity from time to time. In addition, US Airways' revolving accounts receivable sale program expired in December 1994. US Airways was unable to sell receivables under the agreement during 1994 because of failure to comply with certain financial covenants required to be maintained in connection with that agreement. The Company does not believe the absence of either type of liquidity supplement is detrimental to its short-term financial condition due primarily to the Company's current substantial cash, cash equivalents and short-term investments reserves.

     Investing activities during 1995 included cash inflows from asset sales of approximately $222.3 million (primarily from the sale of thirteen 737-300 aircraft) offset by a $146.7 million cash outflow for the acquisition of assets ($61.7 million cash payments related to new 757-200 aircraft) (see "Aircraft Fleet and Related
Matters" above for recent developments concerning Boeing) and $85.0 million cash payments related to the purchase of aircraft rotables, hush kits, computer equipment and various ground support equipment. Net cash provided by investing activities for 1995 was $148.9 million.

     Financing activities during 1995 included $283.2 million of debt payments, including the redemption of US Airways' remaining outstanding 12 7/8% Unsecured Senior Notes ("12 7/8% Notes"), partially offset by $8.7 million in cash proceeds from the sale of the Company's stock to an employee benefit plan stock fund and new debt of $1.2 million incurred at one of the Company's regional airline subsidiaries. In addition, the Company incurred debt of $169.7 million associated with the delivery of seven new 757-200 aircraft and scheduled progress payments for the future aircraft deliveries during 1995. In connection with the deferral of eight
757-200 deliveries to 1998, US Airways rescheduled the due date of $70.8 million of previously satisfied aircraft purchase deposits into the future resulting in a reduction of both debt and equipment deposits (see "Aircraft Fleet and Related Matters" above for recent developments concerning Boeing). The $169.7 million and $70.8 million are reflected as non-cash activity in the Company's Consolidated Statements of Cash Flows because US
Airways experienced an increase or decrease in fixed assets or equipment deposits concurrently with the increase or decrease in debt. US Airways made early debt payments, including the redemption of the 12 7/8% Notes, totaling approximately $202.1 million during 1995.

     During December 1995, US Airways completed a transaction which enabled it to substitute previously unencumbered aircraft in lieu of cash deposits as collateral for certain workers' compensation liabilities. As a result of the arrangement, approximately $67.2 million of previously restricted cash and security deposits were returned to US Airways.

     During 1994, the Company's investment in new aircraft acquisitions and purchase deposits totaled $270.6 million (which includes $224.6 million presented as non-cash on the Company's
Consolidated Statement of Cash Flows since debt was incurred upon delivery of aircraft or to satisfy equipment deposit progress payments). US Airways took delivery of five new 757-200 aircraft during 1994. The Company invested $134.1 million in non-aircraft property during 1994 (e.g., ground support equipment, computer equipment, software, aircraft rotables and hush kits, and take-off and landing slots), partly offset by $75.1 million in proceeds from disposition of assets which includes the sale of certain aircraft and assets to Mesa and insurance proceeds related to the jet aircraft involved in the September 1994 accident. Net cash provided by financing activities was $183.4 million, which includes (i) $172.2 million net proceeds received by US Airways upon the sale of $175 million principal amount of 9 5/8% Senior
Notes due 2001 through an underwritten public offering and (ii)
$136.7 million of new debt issued which is secured by aircraft delivered before 1994, offset by $87.1 million of scheduled debt payments and $49.7 million of preferred dividend payments. In addition, as discussed above, the Company incurred $270.6 million of debt upon delivery of five 757-200 aircraft and to satisfy equipment deposit progress payments (see "Aircraft Fleet and Related Matters" above for recent developments concerning
Boeing).


     As of December 31, 1996, the Company's ratio of current assets to current liabilities was 0.81 to 1 and the debt component of the Company's capitalization structure was greater than 100% (and also greater than 100% if the three series of mandatorily redeemable preferred stock are considered to be debt) due to a deficit in stockholders' equity.

     Certain information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be considered "forward-looking information" which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Among the specific factors that could cause actual results to differ materially from those set forth in the forward-looking information are the following: labor costs, or, in the alternative, not putting in place a competitive cost structure, aviation fuel costs, competitive pressures on pricing particularly from low cost air carriers, weather conditions, consumer perceptions of the Company's product, demand for air transportation in the markets in which the Company operates and the risks listed from time to time in the Company's U.S.
Securities and Exchange Commission reports. Other factors and assumptions not identified above are also involved in the preparation of forward-looking information, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The
Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.












               (this space intentionally left blank)


ITEM 8A.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
          INFORMATION FOR US AIRWAYS GROUP, INC.


                  INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
US Airways Group, Inc.:

We have audited the consolidated balance sheets of US Airways
Group, Inc. (formerly USAir Group, Inc.) and subsidiaries as of
December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for each of the three years in the period ended
December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP


Washington, D. C.
February 26, 1997, except as to note 4(c) and note 4(d) which are as of March 13, 1997




US Airways Group, Inc.  (Formerly USAir Group, Inc.)
Consolidated Statements of Operations
Years Ended December 31,
---------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                                1996         1995          1994
                                                ----         ----          ----
Operating Revenues
  Passenger transportation                  $7,370,888   $6,748,564    $6,357,547
  Cargo and freight                            162,704      157,262       163,598
  Other                                        608,821      568,522       476,049
                                             ---------    ---------     ---------
    Total Operating Revenues                 8,142,413    7,474,348     6,997,194

Operating Expenses
  Personnel costs                            3,195,463    2,887,115     2,889,764
  Aviation fuel                                749,119      634,320       671,926
  Commissions                                  586,226      563,037       583,158
  Aircraft rent                                436,873      437,649       563,572
  Other rent and landing fees                  412,275      404,158       436,540
  Aircraft maintenance                         372,997      346,854       392,181
  Depreciation and amortization                316,043      352,447       408,587
  Other, net                                 1,635,924    1,527,081     1,542,822
                                             ---------    ---------     ---------
    Total Operating Expenses                 7,704,920    7,152,661     7,488,550
                                             ---------    ---------     ---------
    Operating Income (Loss)                    437,493      321,687      (491,356)
Other Income (Expense)
  Interest income                               74,819       51,624        27,088
  Interest expense                            (267,122)    (302,593)     (284,034)
  Interest capitalized                           8,398        8,781        13,760
  Equity in earnings (loss) of affiliates       36,602       34,546        26,535
  Other, net                                   (14,708)      14,227        23,084
                                              --------     --------      --------
    Other Income (Expense), Net               (162,011)    (193,415)     (193,567)
                                              --------     --------      --------
Income (Loss) Before Taxes                     275,482      128,272      (684,923)
  Provision (Credit) for Income Taxes           12,109        8,985             -
                                              --------     --------      --------
Net Income (Loss)                              263,373      119,287      (684,923)
  Preferred Dividend Requirement               (88,775)     (84,904)      (78,036)
                                              --------     --------      --------
Net Income (Loss) Applicable to Common
  Stockholders                              $  174,598   $   34,383     $(762,959)
                                              ========     ========      ========
Income (Loss) per Common Share
  Primary                                   $     2.69   $     0.55     $  (12.73)
  Fully-diluted                             $     2.33   $     0.55     $  (12.73)
Shares Used for Computation (000)
  Primary                                       64,919       62,430        59,915
  Fully-diluted                                 95,516       62,526        59,915

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.  (Formerly USAir Group, Inc.)
Consolidated Balance Sheets
December 31,
---------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)
                                                          1996            1995
                                                          ----            ----
                          ASSETS
Current Assets
  Cash and cash equivalents                         $    950,966    $    881,854
  Short-term investments                                 635,839          19,831
  Receivables, net                                       337,025         322,122
  Materials and supplies, net                            248,774         248,144
  Prepaid expenses and other                             137,590         111,131
                                                       ---------       ---------
    Total Current Assets                               2,310,194       1,583,082
Property and Equipment
  Flight equipment                                     5,202,057       5,251,742
  Ground property and equipment                        1,108,648       1,073,720
  Less accumulated depreciation and amortization      (2,470,337)     (2,301,059)
                                                       ---------       ---------
                                                       3,840,368       4,024,403
  Purchase deposits                                       77,620          17,026
    Total Property and Equipment, Net                  3,917,988       4,041,429
Other Assets
  Goodwill, net                                          494,511         510,562
  Other intangibles, net                                 283,309         312,786
  Other assets, net                                      525,409         507,149
                                                       ---------       ---------
    Total Other Assets                                 1,303,229       1,330,497
                                                       ---------       ---------
                                                     $ 7,531,411     $ 6,955,008
                                                       =========       =========
     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Current maturities of long-term debt               $    84,259     $    80,721
  Accounts payable                                       438,951         325,330
  Traffic balances payable and unused tickets            715,576         607,170
  Accrued aircraft rent                                  510,752         495,489
  Accrued expenses                                     1,099,181         975,986
                                                       ---------       ---------
    Total Current Liabilities                          2,848,719       2,484,696
Long-term Debt, Net of Current Maturities              2,615,780       2,717,085
Deferred Credits and Other Liabilities
  Deferred gains, net                                    359,748         386,947
  Postretirement benefits other than pensions,
    non-current                                        1,093,519       1,015,623
  Non-current employee benefit liabilities and other     439,308         427,726
                                                       ---------       ---------
    Total Deferred Credits and Other Liabilities       1,892,575       1,830,296


                         (continued on next page)

US Airways Group, Inc.  (Formerly USAir Group, Inc.)
Consolidated Balance Sheets   (Continued)
December 31,
--------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)


                                                          1996            1995
                                                          ----            ----

     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Commitments and Contingencies

Redeemable Cumulative Convertible Preferred Stock
  Series A, 358,000 shares issued, no par value          358,000         358,000
    (redemption value of $404,675 at December 31, 1996)
  Series F, 30,000 shares issued, no par value           300,000         300,000
    (redemption value of $323,361 at December 31, 1996)
  Series T, 10,000 shares issued, no par value           100,719         100,719
    (redemption value of $107,602 at December 31, 1996)
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock,       213,128         213,153
    no par value, 4,263,000 depositary shares
    issued (liquidation preference of $255,088 at
    December 31, 1996)
Common stock, par value $1 per share, authorized          64,306          63,449
  150,000,000 shares, issued and outstanding
  64,306,000 and 63,449,000 shares, respectively
Paid-in capital                                        1,386,557       1,362,756
Retained earnings (deficit)                           (2,117,838)     (2,298,211)
Common stock held in treasury                                  -               -
Deferred compensation                                    (95,326)        (98,847)
Adjustment for minimum pension liability                 (35,209)        (78,088)
                                                       ---------       ---------
  Total Stockholders' Equity (Deficit)                  (584,382)       (835,788)
                                                       ---------       ---------
                                                     $ 7,531,411     $ 6,955,008
                                                       =========       =========





See accompanying Notes to Consolidated Financial Statements.


US Airways Group, Inc.  (Formerly USAir Group, Inc.)
Consolidated Statements of Cash Flows
Years Ended December 31,
----------------------------------------------------------------------------------------
(in thousands)

                                                             1996       1995      1994
                                                             ----       ----      ----
Cash and cash equivalents beginning of year              $ 881,854  $ 429,538  $ 368,347
                                                           -------    -------    -------
Cash flows from operating activities
  Net income (loss)                                        263,373    119,287   (684,923)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities
      Depreciation and amortization                        316,043    352,447    408,587
      Loss (gain) on disposition of property                   748    (17,043)   (24,099)
      Amortization of deferred gains and credits           (27,668)   (27,817)   (27,396)
      Other                                                 38,048      6,294    (11,605)
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                 (14,903)     2,417     41,101
        Decrease (increase) in materials, supplies,
          prepaid expenses and intangible
          pension assets                                   (45,455)   (74,980)    74,663
        Increase (decrease) in traffic balances
          payable and unused tickets                       108,406     38,955    (61,932)
        Increase (decrease) in accounts payable, accrued
          aircraft rent and accrued expenses               315,440    120,422    235,105
        Increase (decrease) in postretirement
          benefits other than pensions, non-current         77,896     56,667     51,613
                                                         ---------    -------     ------
          Net cash provided by (used for)
            operating activities                         1,031,928    576,649      1,114

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net         (52,854)   (61,689)   (46,022)
  Additions to other property                             (127,875)   (84,980)  (134,086)
  Proceeds from disposition of property                     24,903    222,325     75,075
  Decrease (increase) in short-term investments           (603,593)     2,430    (21,994)
  Decrease (increase) in restricted cash and investments    11,086     71,980      2,578
  Other                                                     (5,497)    (1,134)     1,110
                                                           -------    -------    -------
    Net cash provided by (used for) investing
      activities                                          (753,830)   148,932   (123,339)



                              (continued on next page)

US Airways Group, Inc.  (Formerly USAir Group, Inc.)
Consolidated Statements of Cash Flows  (Continued)
Years Ended December 31,
----------------------------------------------------------------------------------------
(in thousands)


                                                            1996        1995      1994
                                                            ----        ----      ----
Cash flows from financing activities
  Issuance of debt                                         103,002      1,162    308,856
  Reduction of debt                                       (235,500)  (283,160)   (87,073)
  Issuance of common stock                                   3,882      8,733         52
  Sale of treasury stock                                     2,630          -     11,244
  Dividends paid                                           (83,000)         -    (49,663)
                                                           -------    -------    -------
    Net cash provided by (used for) financing
      activities                                          (208,986)  (273,265)   183,416
                                                           -------    -------    -------
Net increase (decrease) in cash and cash  equivalents       69,112    452,316     61,191
                                                           -------    -------    -------
Cash and cash equivalents end of year                   $  950,966  $ 881,854  $ 429,538
                                                           =======    =======    =======

Noncash investing and financing activities
  Issuance of debt - refinancing of debt secured
    by aircraft                                         $  159,998  $       -  $       -
                                                           =======    =======    =======
  Reduction of debt - refinancing of debt
    secured by aircraft                                 $  154,422  $       -  $       -
                                                           =======    =======    =======
  Issuance of debt - aircraft acquisitions              $   29,155  $ 169,725  $ 224,614
                                                           =======    =======    =======
  Reduction of debt - aircraft purchase deposits        $        -  $  70,837  $       -
                                                           =======    =======    =======
  Underwriter's fees - refinancing of debt
    secured by aircraft                                 $    2,488  $       -  $       -
                                                           =======    =======    =======
  Treasury stock acquired for tax withholding on
    employee stock grants                               $    2,630  $       -  $       -
                                                           =======    =======    =======


Supplemental Information
  Cash paid during the year for interest, net
   of amounts capitalized                               $  260,625  $ 299,871  $ 251,943
                                                           =======    =======    =======
  Net cash received (paid) during the year
    for income taxes                                    $  (12,325) $  (6,637) $     317
                                                           =======    =======    =======

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.  (Formerly USAir Group, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Three Years Ended December 31, 1996
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

                                                                                            Adjustment
                                                                                               For
                                                          Retained                Deferred   Minimum
                        Preferred  Common     Paid In     Earnings    Treasury     Compen-   Pension
                         Stock  B   Stock     Capital     (Deficit)     Stock      sation   Liability     Total
                           --------   -----     -------     --------     -------     ------    -------      -----
Balance December 31, 1993  $213,153  $61,080  $1,417,346  $(1,682,912)  $(83,891)  $(94,957)  $(42,395)  $(212,576)

Reversion of 4,000 shares of
  restricted stock previously
  granted                         -       (4)        (28)           -          -         58          -          26

Sale of 12,400 shares of
  common stock                    -       12          40            -          -          -          -          52

Exercise of 5,000 options         -        -        (177)           -        225          -          -          48

Sale of 1,859,000 shares of
  treasury stock                  -        -     (72,470)           -     83,666          -          -      11,196

Dividends declared
  (preferred stock)
    Series A-$46.25 per share     -        -           -      (16,557)         -          -          -     (16,557)
    Series B-$3.28 per
      depositary share            -        -           -      (13,988)         -          -          -     (13,988)
    Series F-$525 per share       -        -           -      (15,750)         -          -          -     (15,750)
    Series T-$334.38 per share    -        -           -       (3,368)         -          -          -      (3,368)

Amortization of
  deferred compensation           -        -        (375)           -          -      3,934          -       3,559

Adjustment for minimum pension
  liability                       -        -           -            -          -          -     35,378      35,378

Net loss                          -        -           -     (684,923)         -          -          -    (684,923)
                            -------   ------   ---------    ---------     ------     ------     ------     -------
Balance December 31, 1994  $213,153  $61,088  $1,344,336  $(2,417,498)  $      -   $(90,965)  $ (7,017)  $(896,903)

Sale of 1,384,000 shares of
  common stock                    -    1,384       6,929            -          -          -          -       8,313

Grant of 934,600 shares of
  restricted stock                -      934      10,982            -          -    (11,916)         -           -

Exercise of 42,775 options        -       43         377            -          -          -          -         420

Amortization of
  deferred compensation           -        -         132            -          -      4,034          -       4,166

Adjustment for  minimum
  pension liability               -        -           -            -          -          -    (71,071)    (71,071)

Net income                        -        -           -      119,287          -          -          -     119,287
                            -------   ------   ---------    ---------     ------     ------     ------     -------
Balance December 31, 1995  $213,153  $63,449  $1,362,756  $(2,298,211)  $      -   $(98,847)  $(78,088)  $(835,788)




                                         (Continued on next page)

US Airways Group, Inc.  (Formerly USAir Group, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)   (Continued)
Three Years Ended December 31, 1996
------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

                                                                                           Adjustment
                                                                                               For
                                                          Retained                Deferred   Minimum
                        Preferred  Common     Paid In     Earnings    Treasury     Compen-   Pension
                         Stock  B   Stock     Capital     (Deficit)     Stock      sation   Liability     Total
                           --------   -----     -------     --------     -------     ------    -------      -----
Balance December 31, 1995  $213,153  $63,449  $1,362,756  $(2,298,211)  $      -   $(98,847)  $(78,088)  $(835,788)

Grant of 635,000 shares
  of restricted stock and
  2,415,000 options               -      635      20,668            -          -    (21,303)         -           -

Acquisition of 118,156
  shares of common stock
  from certain employees          -        -           -            -     (2,630)         -          -      (2,630)

Exercise of 434,876 options       -      317       4,241            -      2,630          -          -       7,188


Conversion of 500
  depositary shares             (25)       1          24            -          -          -          -           -

Reversion of 96,310 shares
  of restricted stock
  previously granted              -      (96)     (1,132)           -          -      1,228          -           -

Dividends declared
  (preferred stock)
    Series A - $133.74 per share  -        -           -      (47,879)         -          -          -     (47,879)
    Series F - $902.14 per share  -        -           -      (27,064)         -          -          -     (27,064)
    Series T - $799.91 per share  -        -           -       (8,057)         -          -          -      (8,057)

Amortization of
  deferred compensation           -        -           -            -          -     23,596          -      23,596

Adjustment for  minimum
  pension liability               -        -           -            -          -          -     42,879      42,879

Net income                        -        -           -      263,373          -          -          -     263,373
                            -------   ------   ---------    ---------     ------     ------     ------     -------
Balance December 31, 1996  $213,128  $64,306  $1,386,557  $(2,117,838)  $      -   $(95,326)  $(35,209)  $(584,382)
                            =======   ======   =========    =========     ======     ======     ======     =======





See accompanying Notes to Consolidated Financial Statements

                   US AIRWAYS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying Consolidated Financial Statements include the accounts of US Airways Group, Inc. ("US Airways Group" or the "Company") (formerly USAir Group, Inc.) and its wholly-owned subsidiaries US Airways, Inc. ("US Airways") (formerly USAir, Inc.), Piedmont Airlines, Inc. ("Piedmont"), PSA Airlines, Inc. ("PSA") (formerly Jetstream International Airlines, Inc.), Allegheny Airlines, Inc. ("Allegheny"), USAir Leasing and Services, Inc. ("USAir Leasing and Services"), USAir Fuel Corporation ("Fuel Corp."), Material Services Company, Inc. ("MSC") and The OR Group, Inc. ("OR Group"). All significant intercompany accounts and transactions have been eliminated.

     US Airways is the Company's principal subsidiary and accounted for approximately 92% of its operating revenues in 1996. US Airways' results include the results of its wholly-owned subsidiary USAM Corp. ("USAM"). US Airways is a major United States air carrier whose primary business is transporting passengers, property and mail. US Airways enplaned 56.9 million passengers during 1996 and is currently the fifth largest domestic air carrier, as measured by revenue passenger miles ("RPMs"). US Airways operates predominantly in the eastern U.S. with primary hubs at the major airports in Pittsburgh, Pennsylvania, Charlotte, North Carolina, Philadelphia, Pennsylvania and at Baltimore/Washington International Airport. US Airways also maintains significant operations at the major airports in Boston, Massachusetts, New York, New York and Washington, D.C.

     USAM owns 11% of the Galileo International Partnership ("GIP") which owns and operates the Galileo Computer Reservation System ("Galileo CRS"), approximately 11% of the Galileo Japan Partnership ("GJP") which markets the Galileo CRS in Japan, and approximately 21% of the Apollo Travel Services Partnership ("ATS") which markets the Galileo CRS in the U.S. and Mexico. USAM accounts for these investments using the equity method because it is represented on the board of directors of each of the partnerships and therefore participates in policy making processes.

     Piedmont, PSA and Allegheny are regional air carriers that, along with seven non-owned regional airline franchisees, form "US Airways Express" (formerly doing business as "USAir Express"). US Airways Express also has a majority of its operations in the eastern U.S. US Airways Express air carriers enplaned 10.6 million passengers in 1996 (5.6 million passengers enplaned by Piedmont, PSA, and Allegheny), approximately half of whom connected to US Airways flights.

     Fuel Corp. was established in 1987 primarily to serve as a fuel wholesaler to US Airways, in certain circumstances. MSC performs a function similar to Fuel Corp., selling aviation fuel to US Airways Express carriers and also assisting the US Airways Express carriers with major maintenance and procurement contracts. USAir Leasing and Services' main function is remarketing US Airways' surplus or inactive aircraft.

     OR Group was a wholly-owned subsidiary of US Airways Group that was incorporated in February 1996 and dissolved in the fourth quarter of 1996. The OR Group provided resource allocation consulting services and decision-making support systems to US Airways, which assumed these activities upon OR Group's dissolution.

     US Airways terminated its Airline Technical Services, LLC joint venture with a subsidiary of British Airways plc ("British Airways"), effective January 1997. Amounts related to this joint venture (accounted for using the equity method) included in the Company's financial results for the years ended 1996 and 1995 are immaterial and no material charges resulted from its termination.

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

     The Company's principal operating subsidiary, US Airways, and its three regional airline subsidiaries operate within one industry (air transportation); therefore, no segment information is provided.

     Certain 1995 and 1994 amounts have been reclassified to conform with 1996 classifications.

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

     In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under this statement, the Company has classified its entire short-term investment portfolio as "available-for-sale." As of December 31, 1996 and 1995, there were no material differences between estimated fair values and carrying amounts for cash equivalents and short-term investments.

  (c)  MATERIALS AND SUPPLIES

     Inventories of materials and supplies are valued at the lower of cost or market value. Costs are determined using average costing methods and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

  (d)  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Maintenance and repairs, including the overhaul of aircraft components, are charged to operating expense as incurred and costs of major improvements are capitalized for both owned and leased assets. Interest related to deposits on aircraft purchase contracts and facility and equipment construction projects is capitalized as additional cost of the asset or as leasehold improvement if the asset is leased. Depreciation and amortization for principle asset classifications is provided on a straight-line basis to estimated residual values over estimated depreciable lives. Estimated depreciable lives and residual values are periodically reviewed for reasonableness and estimates are revised, if necessary.

                                  Depreciable       Residual
             Assets                 Lives            Values
             ------                 --------         --------
                                    (years)       (in millions)
Aircraft
  Boeing 767-200ER                     20             $14.0
  Boeing 757-200                       20               8.0
  Boeing 737-300/400                   20               7.5
  Boeing 737-200                      5-17           0.6-5.0
  McDonnell Douglas MD-80              20               7.5
  Douglas DC-9-30                      17               3.0
  Fokker 100                           20               5.0
  Fokker F28-4000                       8               2.0
  Fokker F28-1000                       6               1.0
  Turboprop aircraft                 11-17            1.2-1.5
  Improvements to leased
    aircraft                    life of lease             -
Ground property, equipment         1-10 or
  and leasehold improvements    life of lease             -
Buildings                           25-30                 -

     Property acquired under capital lease is amortized on a straight-line basis over the term of the lease and charged to Depreciation and amortization expense. When property and equipment is sold or retired, the cost and accumulated depreciation is removed from the accounts and any gain or loss recognized as Other, net, a component of Other Income (Expense).

  (e)  GOODWILL AND OTHER INTANGIBLES

     Goodwill, the cost in excess of fair value of identified net assets acquired, is being amortized on a straight-line basis over 40 years. The $629.5 million goodwill resulting from the acquisition of Pacific Southwest Airlines ("Pacific Southwest") and Piedmont Aviation, Inc. ("Piedmont Aviation"), both in 1987, is being amortized as Depreciation and amortization expense. As of December 31, 1996 and 1995, accumulated amortization related to the Pacific Southwest and Piedmont Aviation acquisitions was $144.1 million and $128.3 million, respectively. The $11.4 million goodwill resulting from USAM's computer reservation system investments is being amortized as a component of Other Income (Expense), consistent with the classification of the related income or loss on the investments. As of December 31, 1996 and 1995, USAM's related accumulated amortization was $2.3 million and $2.0 million, respectively. US Airways periodically evaluates whether goodwill is impaired by comparing the goodwill balances with estimated future undiscounted cash flows which, in US Airways' judgment, are attributable to the goodwill. This analysis is performed separately for the goodwill which resulted from each acquisition.

     Intangible assets consist mainly of purchased operating rights at various airports, purchased route authorities, capitalized software costs and the intangible asset associated with the underfunded amounts of certain pension plans ("Intangible Pension Asset"). The operating rights, route authorities and capitalized software costs are being amortized on a straight-line basis over the expected periods of benefit as Depreciation and amortization expense. The operating rights, valued at purchase cost or appraised value if acquired with Pacific Southwest or Piedmont Aviation, are being amortized over periods ranging from ten to 25 years, the route authorities are being amortized over 25 years and capitalized software costs are being amortized over five years. The Intangible Pension Asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87") (see Note 10(a)
 for additional information). As of December 31, 1996 and 1995, accumulated amortization related to intangible assets was $129.3 million and $105.0 million, respectively.

     Based on the most recent analyses, US Airways believes that goodwill and other intangible assets were not impaired as of December 31, 1996.

  (f)  OTHER ASSETS

     Other Assets consists primarily of non-current pension assets, restricted cash and investments and a long-term receivable from British Airways. Restricted cash and investments are deposits in trust accounts to collateralize letters of credit and workers' compensation policies. The long-term receivable from British Airways resulted from the relinquishment by US Airways of three U.S. to London routes.

     In November 1995, US Airways entered into a five-year transaction with a third party pursuant to which US Airways agreed to pledge to such third party from time to time certain flight equipment and simulators as collateral for up to $70 million aggregate principal amount of letters of credit to be issued by the third party with respect to certain workers' compensation obligations of US Airways. On December 15, 1995, US Airways pledged ten aircraft to the third party, resulting in the release of $67.2 million in cash and securities that had been previously pledged by US Airways to letter of credit providers.

  (g)	  DEFERRED GAINS ON SALE AND LEASEBACK TRANSACTIONS

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the term of the leases as a reduction of the related aircraft rent expense.

  (h)  RECOGNITION OF PASSENGER TRANSPORTATION REVENUES

     Passenger ticket sales are recognized as revenue when the transportation service is rendered or the ticket otherwise expires. At the time of sale, a liability is established (Traffic balances payable and unused tickets) and subsequently eliminated either through carriage of the passenger, through billing from another air carrier which renders the service or by refund to the passenger.

  (i)  FREQUENT TRAVELER AWARDS

     US Airways accrues the estimated incremental cost of travel awards earned by participants in its frequent traveler program when requisite mileage award levels are achieved.

  (j)  INVESTMENT TAX CREDIT

     Investment tax credit benefits were recorded using the "flow-through" method as a reduction of the Federal income tax provision. No new investment tax credits were generated during 1996, 1995 or 1994.

  (k)  ADVERTISING COSTS

     Advertising costs are expensed when incurred as other operating expense. Advertising expense for 1996, 1995 and 1994 was $51.2 million, $66.6 million and $63.4 million, respectively.

  (l)  INCOME (LOSS) PER COMMON SHARE

     Primary income (loss) per common share is computed by dividing net income or loss, after deducting all preferred stock dividend requirements, by the weighted average number of shares of US Airways Group, Inc. Common Stock, $1 par value ("Common Stock"), outstanding, after giving effect to dilutive stock option common stock equivalents. The Company uses the treasury stock method to compute dilutive stock option common stock equivalents. Stock option common stock equivalents were dilutive for 1996 and 1995, but were anti-dilutive for 1994. Therefore, stock option common stock equivalents of approximately 898,000 shares and 78,000 shares were added to the weighted average common shares outstanding in the calculation of primary income (loss) per common share calculation for 1996 and 1995, respectively. None of the Company's outstanding preferred stock issuances (see Notes 7 and 8(c)), all of which are convertible under certain conditions into Common Stock, are considered common stock equivalents; accordingly, they were excluded from the Company's primary income
(loss) per common share calculations.

     Fully diluted income (loss) per common share reflects the maximum dilution that would result after giving effect to dilutive stock option common stock equivalents and to the assumed conversion of all dilutive convertible preferred stock issuances. Stock option common stock equivalents were dilutive for the years 1996 and 1995, but were anti-dilutive for 1994. Therefore, stock option common stock equivalents of approximately 1,580,000 shares and 174,000 shares were added to the weighted average common shares outstanding in the calculation of fully diluted income
(loss) per common share calculation for 1996 and 1995, respectively. The assumed conversions of the Series B, Series F and Series T Preferred Stock had a dilutive effect on fully diluted income (loss) per share for 1996. The income and share effects of these assumed conversions were approximately $48.3 million and 29,915,000 shares, respectively. The assumed conversion of the Series A had an anti-dilutive effect on fully diluted income (loss) per share for 1996 and was accordingly excluded from the calculation. For 1995 and 1994, the assumed conversions of all preferred stock issuances had an anti-dilutive effect and were accordingly excluded from the fully diluted income
(loss) per share calculations. See Note 9 regarding Common Stock held in trust for US Airways' Employee Stock Ownership Plan ("ESOP").

2.  FINANCIAL INSTRUMENTS

     (a)  TERMS OF CERTAIN FINANCIAL INSTRUMENTS

     US Airways has entered into hedging arrangements designed to reduce its exposure to fluctuations in the price of aviation fuel. Under these arrangements, US Airways receives or makes payments based on the difference between a fixed price and the market price for specified petroleum products. Net settlements are recorded as adjustments to Aviation fuel expense. The total notional gallons under hedging arrangements were 84 million and 38 million as of December 31, 1996 and 1995, respectively (US Airways entered into arrangements prior to December 31, 1996 which effectively closed certain hedging arrangements covering approximately 22 million gallons). For hedging arrangements open as of December 31, 1996, US Airways will pay fixed prices ranging from $0.553 to $0.700 per notional gallon and receive a floating rate per gallon based on current market prices. The open hedging arrangements, all of which expire during 1997, represent approximately 6% of US Airways' expected 1997 fuel consumption. For arrangements open as of December 31, 1995, US Airways paid fixed prices ranging from $0.499 to $0.548 per notional gallon and received a floating rate based on market prices. Although these hedging arrangements expose the Company to credit loss in the event of non-performance by the other parties to the agreements, the Company does not anticipate such non-performance because of the favorable creditworthiness of the other parties. The Company may continue to enter into such arrangements, depending on market conditions.

     An aggregate of $32 million of future principal payments of US Airways' long-term debt due 1998 through 2000 is payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by US Airways' participation in foreign currency contracts. Net settlements will be recorded as adjustments to Interest expense. Although the Company is exposed to credit loss in the event of non-performance by the counterparty to the contracts, the Company does not anticipate such non-performance because of the favorable creditworthiness of the other party.

     (b)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Unless a quoted market price indicates otherwise, the fair values of short-term investments generally approximates carrying values because of the short maturity of these instruments. The Company has estimated the fair value of long-term debt and the long-term note receivable by discounting future cash flows using current rates offered to the Company for debt and note receivables of similar maturities. The estimated fair values of the Company's outstanding redeemable preferred stock issuances (See Note 7) are obtained from an independent external valuation source. The fair values of energy swap agreements and foreign currency contracts are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate such agreements.

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote a liability):

                                              December 31,
                                ----------------------------------------------
                                         1996                   1995
                                         ----                   ----
                                Carrying   Estimated     Carrying   Estimated
                                 Amount    Fair Value     Amount    Fair Value
                                 -------    --------       ------     --------
                                                (in thousands)
Short-term investments      $    635,839  $   635,605  $    19,831  $    19,822
Restricted cash and
  investments (1)                 87,783       87,843       98,742       98,539
Long-term note
  receivable (1)                  40,733       30,080       45,433       33,277
Other long-term
  investments (1) (2)             20,606       22,126        4,607        4,008
Long-term debt (excludes
  capital lease  obligations) (2,650,659)  (2,698,431)  (2,732,310)  (2,543,340)
Redeemable preferred stock      (758,719)    (894,400)    (758,719)    (604,478)
Energy swap agreements:
  In a net receivable position         -        3,550            -        1,845
Foreign currency contracts:
  In a net receivable position         -          963            -        4,050

(1)  Amounts included in Other Assets on the Company's Consolidated Balance Sheets.

(2)  Classified as "held-to-maturity" under SFAS 115.


                       (this space intentionally left blank)

                                       69

3.  LONG-TERM DEBT

     Details of long-term debt are as follows:
                                                 December 31,
                                             ---------------------
                                              1996          1995
                                              ----          ----
                                                (in thousands)
  Senior Debt:
    10% Senior Notes due 2003           $    300,000  $    300,000
    9 5/8% Senior Notes due 2001             175,000       175,000
    5.7% to 12% Equipment Financing
      Agreements, Installments due 1997
      to 2016                              2,117,834     2,226,318
    8.6% Airport Facility Revenue
      Bond due 2022                           27,620        27,620
    7 1/4% Aircraft Purchase Deposit
      Financing due 1998*                     29,155             -
    Other                                      1,050         3,372
                                           ---------     ---------
                                           2,650,659     2,732,310
  Capital Lease Obligations                   49,380        65,496
                                           ---------     ---------
    Total                                  2,700,039     2,797,806
Less Current Maturities                       84,259        80,721
                                           ---------     ---------
                                        $  2,615,780  $  2,717,085
                                           =========     =========

* See Note 4(d) for additional information with respect to aircraft US Airways has scheduled for delivery in 1998.

    Maturities of long-term debt and debt under capital leases for the next five years:

                               (in thousands)
                       1997     $   84,259
                       1998        184,788
                       1999         77,454
                       2000        122,681
                       2001        246,494
                 Thereafter      1,984,363

  Interest rates on $242 million principal amount of long-term debt as of December 31, 1996 are subject to adjustment to reflect prime rate and other rate changes.

  Equipment financings totaling $2.2 billion were collateralized by aircraft and engines with a net book value of approximately
$2.3 billion as of December 31, 1996.

4.  COMMITMENTS AND CONTINGENCIES

     (a)  OPERATING ENVIRONMENT

     The Company's improved financial results for 1996 are primarily attributable to favorable capacity and pricing trends in markets served by the Company's airline subsidiaries, continued stable domestic economic conditions and the positive influence of US Airways' revenue enhancement and cost reduction initiatives. However, the Company's financial condition, results of operations and future prospects are more susceptible to an economic downturn and competitive influences than most of its major competitors due to US Airways' high cost structure amid the growing low cost, low fare environment in the domestic airline industry.

     Most of the Company's airline subsidiaries operate in competitive markets, predominantly in the Eastern U.S. In recent years, air carriers with low costs of operations and fare structures have initiated and or expanded into markets served by the Company's airline subsidiaries. In addition, several of the larger, mature air carriers have developed or indicated their intention to develop similar low cost, low fare operations. In an effort to preserve market share, US Airways has typically responded to the entry of a low cost, low fare competitor into its markets by matching fares and increasing the frequency of service in related markets, generally with the result of diluting US Airways' yield in those markets. US Airways' currently has the highest unit operating costs among the major domestic air carriers and the growth and expansion of low cost, low fare air carriers or operations in US Airways' markets has put consider-able pressure on US Airways to reduce operating costs in order to maintain competitiveness.

     US Airways was able to reduce certain non-labor related operating costs during 1996 and 1995 through various organizational changes, process reengineering and reducing or eliminating capacity in unprofitable markets; however, US Airways has not been successful to date in achieving meaningful reductions in its largest expense category, Personnel costs. The Company believes that US Airways' long-term financial viability depends on its success in further reducing its cost of operations, including its Personnel costs.

     As of December 31, 1996, the Company's various subsidiaries employed approximately 43,500 full-time equivalent employees. Approximately 28,200, or 65%, of these employees are covered by collective bargaining agreements with various unions, or will be covered by collective bargaining agreements for which initial negotiations are in progress. US Airways' contracts with the International Association of Machinists and Aerospace Workers ("IAM"), which represents US Airways' machinists group, the Air Line Pilots Association ("ALPA"), which represents US Airways' pilots, and the Association of Flight Attendants ("AFA"), which represents US Airways' flight attendants, are open for negotiation and collective bargaining talks are underway. US Airways has not yet reached an initial contract with its fleet service employees, a class of approximately 5,700 employees who are also represented by the IAM. The Company cannot predict the ultimate outcome of its negotiations with US Airways' unions or if the Company will be successful in achieving meaningful wage and benefit concessions from US Airways' employees.

     Although a competitive strength in some regards, the concentration of significant operations in the Eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on the Company's financial condition and results of operations. For example, geographically isolated inclement weather and the partial Federal government shutdowns which both occurred during the first quarter of 1996, adversely affected the Company's operating revenues and expenses to a greater degree than some of the Company's competitors.

     The operations of the Company's airline subsidiaries are dependent on the availability of aviation fuel. The availability and price of aviation fuel is largely determined by the actions of the nations which compose the Organization of Petroleum Exporting Countries ("OPEC") cartel. OPEC, which currently controls a significant amount of the world's known crude oil reserves, can affect the availability and price of aviation fuel through its production and price-targeting actions. In addition, aviation fuel prices are affected by political events, seasonal factors and other factors generally outside of the Company's control. US Airways has a diversified aviation fuel supplier network and participates in fuel hedging transactions (see
Note 2) in order to ensure aviation fuel availability and partially protect US Airways from temporary aviation fuel price fluctuations.

     (b)  LEASES

     The Company's airline subsidiaries lease certain aircraft, engines, computer and ground equipment, in addition to the majority of their ground facilities. Ground facilities include executive offices, overhaul and maintenance bases and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

     In addition, the Company subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through 2021.

     The following amounts applicable to capital leases are included in property and equipment:

                                                 December 31,
                                            --------------------
                                              1996         1995
                                              ----         ----
                                              (in thousands)

Flight equipment                          $ 167,308   $ 192,775
Ground property and equipment                   406       4,767
                                            -------     -------
                                            167,714     197,542
Less accumulated amortization               125,568     140,212
                                            -------     -------
                                          $  42,146   $  57,330
                                            =======     =======

  As of December 31, 1996, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows:


                                            Capital    Operating
                                             Leases     Leases
                                             ------     -------
                                               (in thousands)

1997                                      $  21,304  $  771,684
1998                                         10,294     732,658
1999                                         10,295     686,805
2000                                          7,193     664,614
2001                                          4,703     659,716
Thereafter                                   14,109   5,844,431
                                             ------   ---------
  Total minimum lease payments               67,898   9,359,908
  Less sublease rental receipts                   -     185,973
                                             ------   ---------
  Total minimum operating lease payments             $9,173,935
                                                      =========
  Less amount representing interest          18,518
                                             ------
  Present value of future minimum
    capital lease payments                   49,380
  Less current obligations under
    capital leases                           15,912
                                             ------
  Long-term obligations under
    capital leases                        $  33,468
                                             ======

  Rental expense under operating leases for 1996, 1995 and 1994 was $787 million, $773 million and $748 million, respectively. The $787 million rental expense for 1996 excludes a credit of $22.5 million related to US Airways' subleasing of eleven non-operating British Aerospace BAe-146-200 ("BAe-146") aircraft. The $773 million rental expense for 1995 excludes a credit of $4.1 million related to US Airways' subleasing of three non-operating BAe-146 aircraft. The $748 million rental expense for 1994 excludes charges of $103 million related to US Airways' grounded Bae-146 fleet and $13 million primarily related to US Airways' decision to cease operations of its remaining Boeing 727-200 aircraft in 1995. See Note 16 for additional information related to US Airways' non-operating BAe-146 aircraft

     The Company's airline subsidiaries also lease certain owned aircraft under noncancelable operating leases which expire in various years through the year 2000. The minimum future rentals to be received by the Company on these leases are: $6.6 million - 1997; $2.9 million - 1998; $1.2 million - 1999; and $0.3 million -
2000.

     The following amounts are applicable to aircraft leased under such agreements as reflected in flight equipment:

                                                  December 31,
                                             ---------------------
                                              1996         1995
                                              ----         ----
                                                  (in thousands)

    Flight equipment                       $ 49,358      $158,688
    Less accumulated amortization            24,711        64,690
                                             ------       -------
                                          $  24,647      $ 93,998
                                             ======        ======


     (c)  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of its two aircraft accidents that occurred in July and September 1994 near Charlotte, North Carolina and Pittsburgh, Pennsylvania, respectively. The National Transportation Safety Board ("NTSB") held hearings beginning in September 1994 relating to the July accident and January and November of 1995 relating to the September accident. In April 1995, the NTSB issued its finding of probable causes with respect to the accident near Charlotte. It assigned as probable causes flight crew errors and the failure of air traffic control to convey weather and windshear hazard information. The NTSB has not yet issued its final accident investigation report for the accident near Pittsburgh. The NTSB has indicated that a determination of the cause of the accident is not likely until sometime in 1997. US Airways expects that it will be at least two to three years before the accident litigation and related settlements will be concluded. Litigation resulting from the July 1994 accident in Charlotte was recently tried in U.S. District Court in Columbia, South Carolina. The jury found US Airways was liable for compensatory damages but was not liable for punitive damages. The compensatory damages trials have not been concluded and US Airways cannot estimate possible compensatory damages. However, US Airways believes that it is fully insured with respect to this litigation. Therefore, the Company believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     On July 30, 1996, the Company and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American Airlines Inc. ("American") and American's parent company, AMR Corp. The Company and US Airways claim that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between the Company and British Airways. The lawsuit also claims that the defendants are in violation of U.S. Antitrust laws that prohibit conduct that harms competition. Although the defendants filed motions to dismiss the lawsuit following the filing of the complaint, these motions became superseded on March 5, 1997 when the Company filed an Amended Complaint with the Court based on information gathered in the pre-trial discovery process. The defendants have informed the Company that, in response to the Amended Complaint, they intend to file new motions to dismiss shortly. The Company is unable to predict at this time the ultimate outcome of this lawsuit.

     In December 1995, US Airways received a Civil Investigative Demand ("CID") from the U.S. Department of Justice relating to US Airways' compliance with the terms of a consent decree entered into in December 1992, as amended in September 1994. The consent decree was entered into to resolve litigation concerning US Airways' methods of disseminating fare data to the Airline Tariff Publishing Company. A CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action. The CID issued in December 1995 seeks information concerning US Airways' use of travel dates in its fare filings, among other things. Although US Airways believes there will be no further action stemming from this CID, the investigation has not been fully closed.

     In February and March 1995, 39 class action lawsuits were filed in various federal district courts by travel agencies and a travel agency trade association alleging that seven of the major U.S. airlines, including US Airways, violated the antitrust laws when they individually capped travel agent base commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. The lawsuits were consolidated in the federal district of Minnesota. The plaintiffs sought unspecified treble damages for restraint of trade. In September of 1996 the case against US Airways, and subsequently the cases against the other airlines, were settled. While US Airways believes that its actions in establishing a commission cap were in full compliance with the antitrust laws, the uncertainty and expense of litigation prompted a settlement of the claims. US Airways paid $9.5 million, as part of a total settlement of $85.8 million for all of the defendants. US Airways did not admit liability or wrongdoing and the settlement allowed the commission cap to remain in place. The settlement was approved by the court in January of 1997.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation ("IFPC"). IFPC was US Airways' provider of on-board telephone and interactive data systems (the "IFPC System"). The agreement contemplated the eventual installation of the IFPC System on substantially all of US Airways' aircraft. The IFPC System had been installed on approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. On December 7, 1995, US Airways successfully defended IFPC's emergency motion for a temporary restraining order. On December 13, 1995, IFPC's motion for a preliminary injunction was denied and IFPC has relinquished its right to appeal that decision. IFPC's claim for damages remains pending. In June 1996, US Airways filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. The parties stipulated to lift the automatic stay provided for in the Bankruptcy Code which could allow IFPC's and US Airways' claims to be fully litigated. The Company is unable to predict at this time the ultimate resolution or potential financial impact on the Company's financial condition and results of operations of these proceedings.

     In May 1995, the Company, US Airways and the Retirement Income Plan for Pilots of USAir, Inc. (the "Pilots' Pension Plan") were sued in federal district court for the District of Columbia by 481 active and retired US Airways pilots alleging violations of the Employee Retirement Income Security Act ("ERISA") by erroneously calculating benefits under the Pilots' Pension Plan.

The plaintiffs sought, among other things, damages in excess of $70 million. In May 1996, the court issued a decision in the lawsuit granting US Airways' Motion to Dismiss the majority of the complaint for lack of subject matter jurisdiction, deciding that the dispute must be resolved through the arbitration process. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement of ERISA. There are no significant penalties or damages which can result from this remaining claim. The plaintiffs appealed the court's decision, however, in the opinion of US Airways' counsel, the appeal is unlikely to be successful.

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

     (d)  AIRCRAFT COMMITMENTS

     In June 1995, US Airways entered into agreements with The Boeing Company ("Boeing") and Rolls Royce plc ("Rolls Royce") deferring the delivery of eight 757-200 aircraft from 1996 to 1998. As part of the agreements, the due dates for progress payments associated with the 1996 deliveries were likewise rescheduled. Accordingly, approximately $71 million of progress payments that had been paid by US Airways were refunded to US Airways in the third quarter of 1995. The related long-term debt which financed the deposits was dissolved.

     The following schedule of US Airways' new aircraft deliveries and scheduled payments as of December 31, 1996 (including progress payments, payments at delivery, buyer furnished equipment, spares, and capitalized interest) reflects US Airways' current agreements with Boeing and Rolls Royce as discussed above (dollars in millions):

                                Delivery Period
                    ------------------------------------------
                                                There-
                   1997  1998  1999  2000  2001  after  Total
                   ----  ----  ----  ----  ----  -----  -----
Boeing
  757-200             -     8     -     -     -      -      8
  737-Series*         -     -     -     -     -     40     40
                   ----  ----  ----  ----  ----  -----  -----
    Total             -     8     -     -     -     40     48
                   ====  ====  ====  ====  ====  =====  =====

Payments          $  74  $254 $  -  $   -  $ 52 $1,803 $2,183
                   ====  ====  ====  ====  ====  =====  =====

* Purchase agreement includes a provision allowing US Airways to purchase any other Boeing commercial aircraft type insatisfaction of its obligation to purchase forty 737-Series aircraft. Such satisfaction would be accomplished on an "equivalent-seat" basis.

     The above aircraft commitments do not include any amounts related to a contingent contract to acquire up to 400 aircraft from Airbus Industrie. The contract is contingent upon US Airways achieving a competitive cost structure and approval of definitive documentation by US Airways' board of directors.

     During the fourth quarter of 1996, US Airways advised Boeing and Rolls Royce that it does not plan to accept delivery of the eight Boeing 757-200 aircraft that it presently has on firm order and suspended progress payments related to these aircraft. As of December 31, 1996, US Airways had made $58.3 million in progress payments for these aircraft. Subsequently, Boeing alleged, among other things, that US Airways is in default of the 757-200 purchase agreement and that US Airways has also repudiated the purchase agreement related to the 737-Series aircraft scheduled for delivery commencing in 2003. Boeing has purported to terminate both such 757-200 and 737-Series purchase agreements, an action which US Airways believes is not supported by law or the facts, and has claimed almost $450 million as damages for US Airways' alleged breach of such agreements. US Airways subsequently advised Boeing, among other things, that US Airways rejects Boeing's asserted legal basis for termination of such agreements. In addition, US Airways stated that it would hold Boeing responsible for any damages incurred as a result of Boeing's unlawful termination and demanded immediate return of all payments made by US Airways in furtherance of the 737-Series purchase agreement, together with interest from the date of payment. US Airways also expressed its belief that Boeing is legally committed to pursue contract resolutions in good faith. Notwithstanding the formal legal positions of the parties, both sides have expressed a desire to resolve this dispute on a mutually satisfactory basis. US Airways cannot predict whether Boeing will seek to exercise remedies against US Airways and if so, whether the effect on US Airways' financial condition or results of operations would be material.

     US Airways has a commitment to purchase hush kits for certain of its Douglas DC-9-30 and Boeing 737-200 aircraft. The installation of these hush kits will bring the aircraft into compliance with Federal Aviation Administration Stage 3 noise level requirements. The projected payments associated with the purchase of the hush kits are $19.7 million during 1997 and $32.1 million during 1998 and 1999.

     (e)  CONCENTRATION OF CREDIT RISK

     The Company invests available cash in money market securities of various banks, commercial paper of financial institutions and other companies with high credit ratings and securities backed by the United States government.

     As of December 31, 1996, most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards (43%) or to tickets sold by other airlines (17%) and used by passengers on US Airways or the Company's regional airline subsidiaries. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

     (f)  GUARANTEES

     US Airways guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve airport and maintenance facilities. Under related lease arrangements, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the bonds. As of December 31, 1996 the principal amount of these bonds outstanding was $77.5 million.

5.  INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 required a change from the deferred method under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes.

     The Company files a consolidated Federal income tax return with its wholly-owned subsidiaries.

     The components of the provision for income taxes are as follows:

                                    1996      1995    1994
                                    ----      ----    ----
                                        (in thousands)
Current provision:
  Federal                         $ 6,423  $ 6,081  $     -
  State                             3,000      831        -
                                    -----    -----    -----
    Total current provision         9,423    6,912        0
                                    -----    -----    -----
Deferred provision:
  Federal                               -        -        -
  State                             2,686    2,073        -
                                    -----    -----    -----
    Total deferred provision        2,686    2,073        0
                                    -----    -----    -----
Provision for income taxes        $12,109  $ 8,985   $    0
                                    =====    =====    =====

     In 1996, the Company was not subject to regular Federal income tax as a result of using $418 million in Federal net operating loss carryforwards. However, the Company was subject to Federal alternative minimum tax ("AMT"). Approximately $409 million in AMT net operating loss carry-forwards and approximately $151 million in state net operating loss carryforwards were utilized to reduce the Federal and state liabilities.

     The significant components of deferred income tax expense
(benefit) for the years ended December 31, 1996, 1995 and 1994, are as follows:

                                  1996      1995     1994
                                  ----      ----     ----
                                        (in thousands)
Deferred tax expense (benefit)
  (exclusive of the other
  components listed below)     $ 114,906  $ 51,511  $(240,336)
Increase (decrease) for the
  year in the valuation allowance
  for deferred tax assets       (112,220)  (49,438)   240,336
                                 -------    ------    -------
    Total                      $   2,686  $  2,073  $       0
                                 =======    ======    =======




            (this space intentionally left blank)

     A reconciliation of taxes computed at the statutory Federal tax rate on earnings before income taxes to the provision for income taxes is as follows:

                                   1996       1995     1994
                                   ----       ----     ----
                                        (in thousands)
Tax provision (credit) computed
  at Federal statutory rate      $ 96,419  $ 44,895  $(239,723)
Book expenses not deductible
  for tax purposes                 17,628    16,064     17,257
Limitation in recognizing unused
  net operating loss/credits            -         -    222,466
Utilization of Federal net
  operating loss which reduced
  valuation allowance            (146,472)  (38,177)         -
State income tax provision,
  net of Federal tax benefit        4,636     1,888          -
Current year temporary
  differences which increased
  (reduced) valuation allowance    33,475   (22,492)         -
Alternative minimum tax which
  increased valuation allowance     9,097     3,794          -
Other                              (2,674)    3,013          -
                                    -----     -----      -----
Provision for income taxes       $ 12,109  $  8,985  $       0
                                   ======     =====      =====

Effective tax rate                      4%        7%         0%
                                   ======     =====      =====


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1996, 1995 and 1994 are presented below:

                                  1996        1995         1994
                                  ----        ----         ----
                                         (in thousands)
Deferred tax assets:
  Leasing transactions        $  154,732  $  169,840  $  167,772
  Tax benefits purchased/sold     43,441      55,284      63,557
  Gain on sale and leaseback
    transactions                 135,308     147,930     156,127
  Employee benefits              608,948     512,568     501,599
  Net operating loss
    carryforwards                540,495     685,597     723,275
  Alternative minimum tax
    credit carryforwards          33,459      24,940      21,146
  Investment tax credit
    carryforwards                 49,802      49,802      49,802
  Other deferred tax assets       82,744      61,591      67,718
                               ---------   ---------   ---------
    Total gross deferred
      tax assets               1,648,929   1,707,552   1,750,996
  Less valuation allowance      (643,546)   (755,766)   (805,204)
                               ---------   ---------   ---------
    Net deferred tax assets    1,005,383     951,786     945,792
Deferred tax liabilities:
  Equipment depreciation
    and amortization             966,874     908,917     909,353
  Other deferred tax liabilities  45,415      44,942      36,439
                               ---------   ---------   ---------
    Total deferred tax
      liabilities              1,012,289     953,859     945,792
                               ---------   ---------   ---------
    Net deferred tax
      liabilities             $    6,906  $    2,073  $        0
                               =========   =========   =========

    The valuation allowance for deferred tax assets decreased approximately $112 million in 1996, decreased approximately $49 million in 1995, and increased approximately $240 million in 1994.

     As of December 31, 1996, the Company had unused net operating losses of $1.5 billion for Federal tax purposes, which expire in the years 2006 to 2009. The Company also has available, to reduce future taxes payable, $375 million alternative minimum tax net operating losses expiring in the years 2008 to 2009, $50 million of investment tax credits expiring in 2002 to 2003, and $33 million of alternative minimum tax credits which do not expire. The Federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

6.  BRITISH AIRWAYS PLC INVESTMENT

     On January 21, 1993, US Airways Group and British Airways entered into an investment agreement (the "Investment Agreement") under which a wholly-owned subsidiary of British Airways purchased certain series of redeemable convertible preferred stock during 1993 and British Airways entered into code sharing and wet lease arrangements with US Airways.

     As of December 31, 1996, the preferred stock held by British Airways constituted approximately 23% of the total voting interest in the Company. These holdings included the Company's Series F Cumulative Convertible Senior Preferred Stock, without par value ("Series F Preferred Stock"), the Series T-1 Cumulative Convertible Exchangeable Senior Preferred Stock, without par value ("Series T-1 Preferred Stock"), and the Series T-2 Cumulative Convertible Exchangeable Senior Preferred Stock, without par value ("Series T-2 Preferred Stock"). The Series T-1 Preferred Stock and the Series T-2 Preferred Stock are collectively referred to herein as the "Series T Preferred Stock," and, together with the Series F Preferred Stock, the "BA Preferred Stock." See Notes 7(b) and 7(c) for additional information related to the preferred stock issuances held by British Airways and Note 7(d) for information related to the Company's deferral of dividends on its outstanding preferred stock issuances. To the extent permitted by foreign ownership restrictions which are applicable by statute regulations or interpretation by regulatory authorities, including the United States Department of Transportation ("DOT") ("Foreign Ownership Restrictions"), the preferred stock owned by British Airways votes on all matters presented to the Company's stockholders for a vote and has voting power equal to the underlying shares of Common Stock. Pursuant to the Investment Agreement, on January 21, 1993, British Airways designated three of its officers to serve on the Company's and US Airways' boards of directors.

     On March 15, 1993, the DOT issued an order ("DOT Order") stating, among other things, that British Airways' initial investment of $300 million does not impair the Company's citizenship under current Foreign Ownership Restrictions. However, the DOT instituted a proceeding to consider whether the Company would remain a U.S. citizen if the transactions and acts contemplated by the Investment Agreement, including the possible sale of Series C Cumulative Convertible Senior Preferred Stock, without par value ("Series C Preferred Stock"), and Series E Cumulative Convertible Exchangeable Preferred Stock, without par value ("Series E Preferred Stock") to British Airways, are consummated. The DOT has indefinitely suspended the period for comments from interested parties pending its resolution of requests by other airlines for production of additional documents from US Airways Group. The DOT Order states that the DOT expects and advises the Company and British Airways not to proceed with the closing of the purchase of the Series C Preferred Stock or the Series E Preferred Stock until the DOT has completed its review of the Company's citizenship.

     On March 7, 1994, British Airways announced it would not make any additional investments in the Company until the outcome of measures by the Company to reduce costs and improve financial results was known. Under the terms of the Investment Agreement, assuming the Series F Preferred Stock or any shares issued upon conversion thereof were outstanding and British Airways had not sold any shares of the BA Preferred Stock or any common stock or other securities received upon conversion or exchange of the BA Preferred Stock. British Airways was entitled at its option to elect to purchase, on or prior to January 21, 1996, 50,000 shares of Series C Preferred Stock at a purchase price of $10,000 per share, to be paid by British Airways' surrender of the Series F Preferred Stock and payment of $200 million. The Investment Agreement also provides that, on or prior to January 21, 1998, assuming that British Airways had purchased (or was purchasing simultaneously in accordance with the terms of the Investment Agreement) Series C Preferred Stock, British Airways would have the option to purchase 25,000 shares of Series E Preferred Stock, at a purchase price of $10,000 per share. Because British Airways did not elect to purchase the Series C Preferred Stock on or prior to January 21, 1996, British Airways cannot purchase the Series E Preferred Stock, except that if the DOT approves all the transactions and acts contemplated by the Investment Agreement on or prior to January 21, 1998, British Airways' purchase of the Series C Preferred Stock and Series E Preferred Stock must be consummated under certain circumstances at the election of either British Airways (provided that British Airways had not sold any of the BA Preferred Stock) or the Company (provided that the Company had not repurchased or redeemed any of the BA Preferred Stock). In addition, because British Airways did not elect to purchase the Series C Preferred Stock on or prior to January 21, 1996, the Company has the right to redeem, in whole or in part, Series F Preferred Stock and a like percentage of Series T Preferred Stock at the higher of market value or the price of $10,000 per share, plus accrued dividends. Under Delaware law, the Company may be subject to certain legal restrictions on its ability to repurchase or redeem its own shares of capital stock. Based on British Airways' actions described below, the Company does not expect that the Second Purchase and Final Purchase will be consummated. In addition, assuming British Airways sells the BA Preferred Stock in accordance with the procedures described below, the Company does not expect that it will repurchase or redeem the BA Preferred Stock.

     On July 30, 1996, the Company and US Airways initiated a lawsuit in the U.S. District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American Airlines, Inc. ("American") and American's parent company, AMR Corp. The Company and US Airways claim that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the Investment Agreement. The lawsuit also claims that the defendants are in violation of U.S. antitrust laws that prohibit conduct that harms competition. Although the defendants filed motions to dismiss the lawsuit following the filing of the complaint, these motions became superseded on March 5, 1997 when the Company filed an Amended Complaint with the Court based on information gathered in the pre-trial discovery process. The defendants have informed the Company that, in response to the Amended Complaint, they intend to file new motions to dismiss shortly. See Note 4(c) for additional information related to this lawsuit.

     On October 24, 1996, US Airways notified British Airways that it is terminating the code sharing and frequent traveler agreements between the two companies effective March 29, 1997 following British Airways' decision to enter into an alliance with American. Under the wet lease arrangements, US Airways leased three 767-200ER aircraft, along with cockpit and cabin crews, to British Airways for three routes between the U.S. and London. US Airways terminated the wet lease arrangements with British Airways in a phased approach with one of the three aircraft returned to US Airways in December 1995, a second in February 1996 and the third in May 1996.

     On December 17, 1996, British Airways delivered a notice (the "Sale Notice") to the Company of its intent to sell in one or more underwritten public offerings or privately negotiated transactions, all of the shares of the BA Preferred Stock. Under the Investment Agreement, the Sale Notice triggered (i) a right of first offer of the Company to purchase all (or in certain circumstances, any portion) of such shares at prices set forth in the Sale Notice (the "Right of First Offer") and (ii) a public offering registration procedure (the "Public Offering Registration Procedure"). The Company did not exercise its right to purchase the BA Preferred Stock prior to the expiration of the Right of First Offer on February 15, 1997.

     Because the Company elected not to exercise the Right of First Offer with respect to the BA Preferred Stock, subject to certain limitations, British Airways is free to complete a sale on terms no less favorable to British Airways than those set forth in the Sale Notice, provided that (i) such sale is closed by August 14, 1997 (or 180 days following the initial filing of the Company's registration statement in conjunction with the Public Offering Registration Procedure), (ii) in the case of a public offering, the sale price may be higher or lower than the price offered in the Sale Notice and (iii) in the case of a privately negotiated transaction, the price must be equal to or higher than the price offered in the Sale Notice.

   In the Sale Notice, British Airways also exercised the Public Offering Registration Procedure under the Investment Agreement to cause the Company to use its "reasonable efforts" to register the BA Preferred Stock for sale in an underwritten public offering at British Airways' request on up to three occasions. The registration procedures provide that the Company shall prepare and file with the U.S. Securities and Exchange Commission and use its reasonable efforts to cause to become effective a registration statement under the Securities Act by April 16, 1997, provided, however, that the Company's obligation may be deferred in certain circumstances for up to 180 days.

     Under the terms of the Investment Agreement, British Airways has a right to maintain its proportionate representation on the Company's board of directors. As of the date of this report, the holders of Series A Preferred Stock and the holders of the Series B Preferred Stock each have the right to elect two additional directors to the Company's board of directors. If the holders of the Series A and Series B Preferred Stock were to exercise their right to elect additional directors, British Airways would have the right to elect an additional director to the Company's board of directors. On January 28, 1997, the Company received notice that British Airways' representatives, Messrs. Ayling, Stevens and Maynard, resigned as directors of US Airways Group and on February 12, 1997, the Company received notice that such individuals resigned as directors of US Airways. In the letter of resignation, British Airways waived its current and future rights under the Investment Agreement to US Airways Group board representation.

     Based on such resignations, British Airways may take the position that British Airways is no longer an affiliate of US Airways Group and, therefore, upon the expiration of the third month following such change in status, is able to sell the BA Preferred Stock without registration under the Securities Act of 1933 in compliance with an exemption thereunder.

      See Note 7(a) and 8(c) for additional information related to the Series A and Series B Preferred Stock, respectively, and Note
7(d) related to the Company's deferral of dividends on its outstanding preferred stock issuances.

     Based on British Airways' announcement that it does not intend to complete the purchase of the Series C Preferred Stock and its actions in connection with its proposed sale of the BA Preferred Stock, the Company does not expect that the sale of Series C and Series E Preferred Stock to British Airways will be consummated. In addition, assuming British Airways continues to pursue the sale of the BA Preferred Stock in accordance with the procedures described above, the Company does not expect that it will address the issue of repurchasing or redeeming the BA Preferred Stock. The Company cannot predict the outcome of its lawsuit against British Airways. As discussed under Note 7(d), the Company may be subject to certain legal restrictions on its ability to repurchase or redeem its own shares of capital stock.

7.  REDEEMABLE PREFERRED STOCK AND DEFERRAL OF DIVIDENDS

     (a)  SERIES A PREFERRED STOCK

     As of December 31, 1996, the Company had 358,000 shares of its 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), without par value, out-standing which were convertible into 9,239,944 shares of Common Stock at a conversion price of approximately $38.74 per share. The Series A Preferred Stock ranks pari passu with the Series F and Series T Preferred Stock and is senior to the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), without par value, and the Common Stock, with respect to dividend payments and the distribution of assets. As of December 31, 1996, each share of Series A Preferred Stock was entitled to approximately
25.8099 votes per share (a total of 9,239,944 votes) and votes together with the Series F Preferred Stock, Series T Preferred Stock and the Common Stock, on all matters submitted to a vote of stockholders of the Company.

     The Series A Preferred Stock is mandatorily redeemable on August 7, 1999 at $1,000 per share, plus accrued dividends. The Company has the right to redeem the stock at a 10% premium plus accrued dividends until that time. The agreement relating to the sale of the Series A Preferred Stock imposes certain restrictions on the purchaser's ability to increase its ownership of, and to transfer, its stock in US Airways Group. In addition, the holders of the Series A Preferred Stock, affiliates of Berkshire Hathaway Inc. ("Berkshire"), can require the Company to redeem the stock if, under certain conditions, a non-affiliated entity purchases fifty percent or more of the combined voting power of the Company's then outstanding voting stock. There have been no changes in the balance sheet value of the Series A Preferred Stock since its issuance in 1989.

     The Company paid dividends of $25.7 million and $22.2 million to the holders of the Series A Preferred Stock during August 1996 and October 1996, respectively. The Company had previously deferred dividend payments on all its outstanding series of preferred stock beginning with payments due September 30, 1994. As of December 31, 1996, deferred dividends and additional dividends (interest) thereon of $46.7 million remained in arrears on the Series A Preferred Stock. On January 31, 1997, the Company paid dividends of $30.4 million to the holders of its Series A Preferred Stock. After this payment, deferred dividends and additional dividends (interest) thereon of $16.8 million remained in arrears on the Series A Preferred Stock and its redemption value was $374.8 million. As long as its dividends are deferred, the Series A Preferred Stock will continue to accumulate dividends at its stated dividend rate of 9.25% plus additional dividends (interest) on the balance of the deferred dividends at the higher of the stated dividend rate or the prime rate plus five percentage points. As of December 31, 1996, the redemption value of the Series A Preferred Stock was $404.7 million (the face amount of the issuance of $358.0 million plus unpaid dividends and additional dividends (interest) thereon of $46.7 million). The annual dividends on the Series A Preferred Stock amount to approximately $33.1 million (exclusive of additional dividends (interest) on deferred dividends).

     Under the terms of the Series A Preferred Stock, Berkshire has the exclusive right to elect two directors to the Company's board of directors after a scheduled dividend payment has not been paid for thirty days. Berkshire has informed the Company that it does not intend to exercise this right at this time.

     See Note 7(d) for additional information with respect to deferred dividends and potential restrictions on the Company's ability to pay dividends on or repurchase or redeem its own shares of capital stock.

     (b)  SERIES F PREFERRED STOCK

     As of December 31, 1996, the Company had 30,000 shares of its 7% Series F Preferred Stock outstanding which were convertible into 15,458,851 shares of Common Stock at a conversion price of approximately $19.41 per share. The Series F Preferred Stock, owned by an affiliate of British Airways, ranks pari passu with the Series A and Series T Preferred Stock and is senior to the Series B Preferred Stock and the Common Stock, with respect to dividend payments and the distribution of assets. As of December 31, 1996, each share of Series F Preferred Stock was entitled to 515.295 votes per share (a total of 15,458,851 votes) to the extent permitted by the existing Foreign Ownership Restrictions and votes together with the Series A Preferred Stock, Series T Preferred Stock and Common Stock, on all matters submitted to a vote of stockholders of the Company. Under Foreign Ownership Restrictions, no more than 25% of the Company's voting interest may be held by persons other than U.S. citizens. In accordance with the terms of any BA Preferred Stock, conversion rights and voting rights may not be exercised to the extent that doing so would result in a loss of the Company's or any of its airline subsidiaries' operating certificates or authorities under Foreign Ownership Restrictions, and it is assumed for this purpose that Series F Preferred Stock will be fully converted before any other BA Preferred Stock.

     The Series F Preferred Stock is convertible at the option of the holder at any time on or after January 21, 1997 to the extent that such conversion would not violate Foreign Ownership Restrictions. The Series F Preferred Stock may be converted at the option of the Company at any time after January 21, 1998 if the average composite closing market price of Common Stock during any 30-day calendar period is at least 133% of the conversion price. The Series F Preferred Stock is mandatorily redeemable on
January 21, 2008 at $10,000 per share, plus accrued dividends. The deadline for British Airways' election to purchase the Series C Preferred Stock and therefore, to elect to make any further investment in the Company pursuant to the Investment Agreement, was January 21, 1996. Because British Airways declined to exercise its right to purchase the Series C Preferred Stock on or before this date, the Company may at its option redeem, in whole or in part, the Series F Preferred Stock and a like percentage of Series T Preferred Stock at the higher of market value or the price of $10,000 per share, plus accrued dividends. There have been no changes in the balance sheet value of the Series F Preferred Stock since its issuance in 1993.

     The Company paid dividends of $13.3 million and $13.7 million on the Series F Preferred Stock during August 1996 and October 1996, respectively. The Company had previously deferred dividend payments on all its outstanding series of preferred stock beginning with payments due September 30, 1994. As of December 31, 1996, deferred dividends and additional dividends (interest) thereon of $23.4 million remained in arrears on the Series F Preferred Stock. As of December 31, 1996, the redemption value of the Series F Preferred Stock was $323.4 million (the face amount of the issuance of $300.0 million plus unpaid dividends and additional dividends (interest) thereon of $23.4 million).

     On January 31, 1997, the Company paid dividends of $15.2 million to the holder of its Series F Preferred Stock. After this payment, deferred dividends and additional dividends (interest) thereon of $8.3 million remained in arrears on the Series F Preferred Stock and its redemption value was $308.3 million. The annual dividends on the Series F Preferred Stock amount to approximately $21.0 million (exclusive of additional dividends (interest) on deferred dividends). As long as its dividends are deferred, the Series F Preferred Stock will continue to accumulate dividends at its stated dividend rate of 7.0% plus additional dividends (interest) on the balance of the deferred dividends at the stated dividend rate.

     See Note 6 for additional information related to British Airways' investment in US Airways Group and Note 7(d) for additional information with respect to deferred dividends and potential restrictions on the Company's ability to pay dividends on or repurchase or redeem its own shares of capital stock.

     (c)  SERIES T PREFERRED STOCK

     Under the Investment Agreement, British Airways has preemptive and optional purchase rights to maintain its proportionate ownership of the Company's Common Stock and convertible securities, measured in terms of the British Airways percentage ("BA Percentage"), which approximates British Airways' fully-diluted ownership percentage based on British Airways' current and potential holdings in the Company. The BA Percentage is calculated without regard to Foreign Ownership Restrictions at the time of the calculation. British Airways may exercise such preemptive or optional purchase rights by purchasing, from time to time, a series of Series T Preferred Stock.

     As of December 31, 1996, the Company had two series of the Series T Preferred Stock outstanding. On June 10, 1993, British Airways exercised its preemptive purchase right by purchasing 9,919.8 shares of Series T-2 Preferred Stock for approximately $99.2 million and exercised its optional purchase right by purchasing 152.1 shares of a series of Series T-1 Preferred Stock for approximately $1.5 million. British Airways' preemptive right was triggered by the issuance of Common Stock and British Airways' optional purchase rights were triggered by the Company's issuance of additional shares of Common Stock as a result of option exercises under various employee stock option plans and through the sale of Common Stock to certain defined contribution plans during the period January 21, 1993 to March 31, 1993. British Airways has advised the Company that it will not exercise its optional purchase rights to buy additional series of Series T Preferred Stock triggered by the Company's issuance of Common Stock pursuant to certain employee benefit plans and the exercise of options and grant of restricted Common Stock under various employee stock option and incentive plans that have occurred between March 31, 1993 and March 31, 1996.

     The terms of both outstanding series of Series T Preferred Stock are substantially similar to those of the Series F Preferred Stock, except as noted. Each share of Series T-2 Preferred Stock carries a conversion price of $26.40 and is convertible into approximately 378.7879 shares of Common Stock or Non-Voting Class ET stock. Each share of Series T-1 Preferred Stock has a conversion price of $20.50 and is convertible into approximately
487.8049 shares of Common Stock or Non-Voting Class ET stock. As of December 31, 1996, each share of Series T-2 Preferred Stock was entitled to approximately 378.7879 votes (a total of 3,757,500 votes) and each share of Series T-1 Preferred Stock was entitled to approximately 487.8049 votes (a total of 74,195 votes). Dividends are payable quarterly in arrears, at 50 basis points over the three month LIBOR rate. The Series T Preferred Stock is mandatorily redeemable on June 10, 2008 at $10,000 per share, plus accrued dividends. Any shares of Series T Preferred Stock held by any person other than British Airways or its subsidiaries may be redeemed for cash at any time at the option of the Company at $10,000, plus accrued dividends, plus a redemption premium equal to $700 from the date of issue until the first anniversary thereof and reduced by $46.67 on each anniversary thereafter. There has been no change in the balance sheet value of the Series T Preferred Stock since 1993.

     The Series T Preferred Stock is exchangeable, at the option of the Company, for that principal amount of floating rate convertible subordinated notes of the Company ("T Notes") equal to the redemption value of the shares to be exchanged and bearing interest at the dividend rate. Any accrued dividends on the Series T Preferred Stock to be exchanged will be treated as accrued interest on the T Notes. Each $10,000 aggregate principal amount of such T Notes will be entitled to a number of votes equal to the number of votes to which each share of Series T Preferred Stock was entitled at the time of its exchange for T Notes, subject to adjustment. If issued, T Notes will have terms otherwise consistent with the terms of the Series T Preferred Stock.

     The Company paid dividends of $4.0 million and $4.1 million to the holder of the Series T Preferred Stock during August 1996 and October 1996, respectively. The Company had previously deferred dividend payments on all its outstanding series of preferred stock beginning with payments due September 30, 1994. As of December 31, 1996, deferred dividends and additional dividends (interest) thereon of $6.9 million remained in arrears on the Series T Preferred Stock. As of December 31, 1996, the redemption value of the Series T Preferred Stock was $107.6 million (the face amount of the issuance of $100.7 million plus unpaid dividends and additional dividends (interest) thereon of $6.9 million).

     On January 31, 1997, the Company paid dividends of $4.5 million to the holder of the Series T Preferred Stock. After this payment, deferred dividends and additional dividends (interest) thereon of $2.5 million remained in arrears on the Series T Preferred Stock and its redemption value was $103.2 million. The annual dividends on the Series T Preferred Stock currently amount to approximately $6.0 million. As long as preferred dividends are deferred, the Series T Preferred Stock will continue to accumulate dividends at its dividend rate of the three-month LIBOR rate plus one-half of a percentage point plus additional dividends (interest) on the balance of the deferred dividends at the dividend rate.

     See Notes 6 and 7(b) for additional information related to British Airways' investment in US Airways Group and Note 7(d) for additional information related to deferred dividends and potential restrictions on the Company's ability to pay dividends on or repurchase or redeem its own shares of capital stock.

     (d)  DEFERRAL OF DIVIDENDS ON PREFERRED STOCK

     On September 29, 1994, the Company announced that it was deferring the quarterly dividend payment due September 30, 1994 to holders of its Series A Preferred Stock. At that time, the Company, organized under the laws of the State of Delaware, believed that it was legally prohibited from paying dividends on or repurchasing or redeeming its capital stock due to the provisions of Sections 160 and 170 of the Delaware General Corporation Law ("Delaware Law"). Delaware Law requires a company to maintain a capital surplus in order to pay dividends on or repurchase or redeem its capital stock. The Company also deferred quarterly dividend payments to holders of all its other outstanding series of preferred stock, including the Series F and Series T Preferred Stock and the publicly-held Series B Preferred Stock.

     During 1996, the Company's capital surplus position, as calculated under Delaware Law and based on the Company's Consolidated Balance Sheets, improved (became positive) and the Company made two dividend payments totaling $83.0 million to holders of its Senior Preferred Stock. On January 31, 1997, the Company made an additional dividend payment of $50.0 million to holders of its Senior Preferred Stock.

     After the January 31, 1997 dividend payment, deferred dividends remained outstanding on all of the Company's outstanding preferred stock issuances, each of which has a cumulative dividend feature. So long as dividends are deferred, the Series A, Series F, Series T and Series B Preferred Stock will each accumulate dividends at their stated rate. In addition, the Series A, Series F and Series T Preferred Stock accumulate additional dividends (interest) on the balance of any deferred dividends.

     	There can be no assurance that the Company will be able to maintain or further increase its capital surplus or when or if the Company will make additional dividend payments on its preferred stock.

     See also Notes 7(a), 7(b), 7(c) and 8(c) for information regarding each of the Company's outstanding preferred stock issuances.


8.  STOCKHOLDERS' EQUITY

     (a)   COMMON STOCK

     As of December 31, 1996 and 1995, the Company had 150,000,000 authorized shares of Common Stock, par value $1. If British Airways purchases the Series C Preferred Stock the number of authorized shares of various classes of Common Stock will increase to 300,000,000. As discussed in Note 6, British Airways has indicated, however, that it will not make any additional investments in the Company. As of December 31, 1996, approximately 51,073,000 Common Stock shares were reserved for issuance upon the conversion of preferred stock and for offerings under employee stock purchase, stock option, stock incentive and retirement plans.

     The Company has not paid dividends on its Common Stock since the second quarter of 1990. There can be no assurance when or if dividend payments will resume. See discussion of deferred dividends above in Note 7(d).

     (b)  PREFERRED STOCK AND SENIOR PREFERRED STOCK

     As of December 31, 1996, the Company had 5,000,000 authorized shares of preferred stock, without nominal or par value, of which 358,000 shares were issued as Series A Preferred Stock, and approximately 43,000 shares were issued as Series B Preferred Stock. Also, as of December 31, 1996, the Company had 3,000,000 authorized shares of Senior Preferred Stock, without nominal or par value, of which 30,000 shares were issued as Series F Preferred Stock and approximately 10,000 shares were issued as Series T Preferred Stock. The terms of the Series F Preferred Stock and the Series T Preferred Stock provide that they rank, with respect to dividends and upon distribution of assets in liquidation, dissolutions or winding-up, pari passu with the Series A Preferred Stock.

     The terms of the Series A, Series F, Series T, and Series B
Preferred Stock are discussed in Note 7(a), 7(b), 7(c) and 8(c), respectively.

    As of December 31, 1996, dividends remained in arrears on each of the Company's out-standing preferred stock issuances. See
Note 7(d).

     (c)  SERIES B PREFERRED STOCK

     As of December 31, 1996, the Company had 4,262,550 Depositary Shares, representing 42,625.5 shares of its $437.50 Series B Preferred Stock outstanding. Each Depositary Share represents 1/100 of a share of the Series B Preferred Stock. The Series B Preferred Stock is convertible at any time, at the option of the holder, at the rate of 249.25 shares of Common Stock of the Company per preferred share, or 2.4925 shares of Common Stock per Depositary Share. The Series B Preferred Stock ranks junior to the Company's Series A , Series F and Series T Preferred Stock and senior to the Common Stock with respect to dividend payments and the distribution of assets, whether upon liquidation or otherwise. Except under certain circumstances, the holders of Series B Preferred Stock have no voting rights.

     The Series B Preferred Stock is redeemable, at the option of the Company and with consent of the holders of Series F Preferred Stock, (i) in whole but not in part, only in certain circumstances, for so long as any shares of Series A Preferred Stock are outstanding; and (ii) in whole or in part if no shares of Series A Preferred Stock are outstanding, in each case at a redemption price currently equal to approximately $52.19 per Depositary Share and thereafter at prices declining to $50.00 per Depositary Share (equivalent to $5,000 per share of Series B Preferred Stock) on or after May 15, 2001, plus accrued dividends.

     The Company paid dividends totaling $83.0 million to holders of the Company's Senior Preferred Stock during 1996. The Company had previously deferred dividend payments on all outstanding series of preferred stock beginning with payments due
September 30, 1994. Because the Series B Preferred Stock is junior to the Company's Senior Preferred Stock, the Company cannot pay dividends on the Series B Preferred Stock until the dividends in arrears on the Senior Preferred Stock are paid in full. As of December 31, 1996, deferred dividends of $77.0 million and $42.0 million remained in arrears on the Company's Senior Preferred Stock and the Series B Preferred Stock, respectively. As long as preferred dividends are deferred, the Series B Preferred Stock will continue to accumulate dividends at its stated dividend rate of 8.75% but is not subject to additional dividends (interest) on the balance of the deferred dividends. As of December 31, 1996, the liquidation preference of the Series B Preferred Stock was $255.1 million (the face amount of the issuance of $213.1 million plus unpaid dividends of $42.0 million). The annual dividends on the Series B Preferred Stock amount to approximately $18.6 million.

     Under the terms of the Series B Preferred Stock, the holders have the right to elect two additional directors to the Company's board of directors if six quarterly dividend payments are not paid. That right became effective on February 15, 1996. The right must be exercised by notice of the holders of record of 20% or more of the Series B Preferred Stock. In April and October 1996, two different groups of shareholders representing more than the 20% of the Series B Preferred Stock shares outstanding notified the Company that they wished to exercise their right to elect additional directors. However, the shareholders in each of these groups subsequently sold their shares prior to fully exercising their rights. There is currently no ongoing effort to elect directors under the terms of the Series B Preferred Stock.

     See Note 7(d) for additional information with respect to deferred dividends and potential restrictions of the Company's ability to pay dividends on or repurchase or redeem its own shares of capital stock.

     (d)  TREASURY STOCK

     In 1989, the Company's board of directors authorized the repurchase from time to time of up to 9.4 million shares of Common Stock in open market transactions. As of December 31, 1996, the Company had repurchased 2.1 million shares since the inception of the program (all the purchases occurred during 1989). The Company held 0.6 million Common Stock shares in treasury as of December 31, 1988.

     The Company sold approximately 1.9 million and 0.5 million treasury stock shares during 1994 and 1993, respectively, and had expended its treasury stock balance prior to December 31, 1994.

     During 1996, certain employees, upon fulfilling the vesting requirements of Common Stock grants, surrendered approximately
0.1 million shares of Common Stock to the Company in lieu of cash payments to satisfy tax withholding requirements. The Company reissued these shares prior to December 31, 1996 upon the exercise of stock options.

     The Company has not repurchased shares of its Common Stock since 1989 and may be subject to certain legal restrictions on its ability to repurchase its Common Stock under Delaware law.

     (e)  STOCK-BASED COMPENSATION

     As of December 31, 1996, approximately 11.0 million shares of Common Stock were reserved for future grants of Common Stock or the possible exercise of stock options and stock appreciation rights ("SARs") issued under the Company's four stock option and incentive plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, the Company recognized compensation expense (an element of Personnel costs) related to Common Stock grants of $11.9 million, $0.3 million and $0.2 million in 1996, 1995 and 1994, respectively, and compensation expense related to stock option grants of $7.9 million in 1996 (none for 1995 or 1994). In addition, the Company recognized compensation expenses related to SARs, the Company's only variable stock-based compensation instrument, of $41.6 million in 1996 (none for 1995 or 1994). Deferred compensation related to Common Stock grants was $9.4 million and $11.6 million as of December 31, 1996 and 1995, respectively, and deferred compensation related to stock option grants was $2.4 million as of December 31, 1996 (none as of December 31, 1995).

     The 1996 Stock Incentive Plan ("1996 Plan"), which became effective during May 1996 and encompasses the Company's former 1988 Stock Incentive Plan, provides for the grant of up to 8.4 million shares of Common Stock and stock options to key employees. The 1984 Stock Option and Stock Appreciation Rights Plan ("1984 Plan") originally provided for the grant of up to 0.6 million stock options and SARs to key employees. Common Stock grants, available under the 1996 Plan, are subject to a vesting period of up to four years. The Company granted 0.6 million and
0.9 million shares of Common Stock during 1996 and 1995, respectively (none during 1994). The weighted average fair value per share of Common Stock granted in 1996 and 1995 was $17 and $13, respectively. Both plans provide that options may be granted as either nonqualified or incentive stock options. Stock options awarded under both plans have terms of 10 years and one month. Stock options awarded under either plan prior to 1994, except for those that have been forfeited, have vested. Stock options awarded during 1996, 1995 and 1994 have vesting periods of three to four years. SARs, available under the 1984 Plan, permit the grantee to receive an amount equal to the excess of the fair market value of a share of Common Stock over the SAR's exercise price on the day the SAR is exercised and may be settled in cash or Common Stock, or any combination of the two. No SARs were granted under the 1996 Plan or the 1988 Plan during 1996 or 1995. The 1984 Plan had 24,400 SARs outstanding as of December 31, 1996.

     Under the 1992 Stock Option Plan ("1992 Plan"), US Airways employees whose pay was reduced, generally during a 12 month period in 1992 and 1993, received stock options to purchase 50 shares of Common Stock at a price of $15 per share for each $1,000 of salary reduction. Participating employees have five years from the grant date to exercise such stock options. Effective November 1, 1996, the Company added a SAR feature to the 1992 Plan and granted SARs to stock option holders on a one-for-one basis. For each SAR, the holder is entitled to receive a cash distribution equal to the excess of the fair market value of a share of Common Stock above $15. The exercise of any SAR cancels its tandem stock option and, conversely, the exercise of any stock option cancels its tandem SAR. The SARs have the same expiration date as the tandem stock options. As of December 31, 1996, all stock options and SARs outstanding under the 1992 Plan were vested and 4.2 million shares of Common Stock remain reserved for the possible conversion of stock options issued and outstanding under this plan (however, the Company expects most plan participants to exercise SARs as opposed to stock options due to lower transaction fees for SAR exercises).

     The Nonemployee Director Stock Incentive Plan ("Director Plan"), which also became effective during May 1996, allows for the grant of up to 70,000 shares of Common Stock to the Company's nonemployee directors. As of December 31, 1996, 15,000 Common Stock shares were reserved for the possible conversion of stock options issued and outstanding under this plan. Common Stock grants under this plan are subject to a one year vesting period.

     The following table summarizes stock option transactions pursuant to the Company's various stock option and incentive plans for the years ended December 31, 1996, 1995 and 1994:

                        1996            1995            1994
                  ---------------- --------------- -------------
                          Weighted        Weighted       Weighted
                          Average         Average        Average
                          Exercise        Exercise       Exercise
                  Shares   Price   Shares  Price   Shares Price
                  ------  -------  ------ -------  ------ ------
                  (000)            (000)           (000)
Stock Options
Outstanding at
beginning of year 8,426    $17    8,844    $18     9,009    $19
  Granted (1)        97    $17      155     $9       354     $9
  Granted (2)     2,415    $13        -      -         -      -
  Exercised         435    $15       43    $10         5    $10
  Forfeited (3)     673    $16      489    $25       504    $24
  Expired            48    $32       41    $36        10    $23
                  -----           -----            -----
Outstanding at
  end of year     9,782    $17    8,426    $17     8,844    $18

Exercisable at
  end of year     7,802           7,986            8,237

(1) Exercise price equal to the fair market value of a share of Common Stock at date of grant; 1996 activity includes 20,000 stock options that were repriced.

(2) Exercise price lower than the fair market value of a share of Common Stock at date of grant.

(3) 1996 activity includes cancellation of repriced stock options. See (1) above.

     The weighted average fair value of stock options which had an exercise price equal to the fair market value of a share of Common Stock at date of grant was $12 and $6 for 1996 and 1995, respectively. The weighted average value of stock options which had an exercise price lower than the fair market value of a share of Common Stock at date of grant was $13 for 1996 (no such grants during 1995).

                             Stock Options                  Stock Options
                              Outstanding                    Exercisable
                   ----------------------------------  ----------------------
                                 Weighted
                      Number      Average    Weighted                Weighted
                    of Shares    Remaining   Average                 Average
  Range of         Outstanding  Contractual  Exercise    Number      Exercise
Exercise Prices    at 12/31/96     Life       Price    Exerciseable    Price
---------------    -----------  -----------  --------  ------------  --------
                      (000)       (years)                 (000)
$ 4.25 to $10.00       278          7.8       $  7         145         $  7
$10.01 to $15.00     6,845          3.8       $ 14       5,086         $ 15
$15.01 to $20.00       477          5.9       $ 17         394         $ 18
$20.01 to $25.00     1,924          4.3       $ 22       1,919         $ 22
$25.01 to $40.00        51          1.8       $ 36          51         $ 36
$40.01 to $46.38       207          2.1       $ 46         207         $ 46




     During 1995, the Financial Accounting Standards Board adopted Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. Although the Company has opted to continue to apply the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123, the Company is obligated to disclose certain information including pro forma net income and earnings per share as if SFAS 123 had been adopted by the Company to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma numbers indicated in the table below. In order to calculate the pro forma net income information presented below, the Company used the Black-Scholes stock option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: stock volatility of 50.1% and 48.8%; risk-free interest rates of 6.2% and 6.6%; expected stock option life of 9 years for both years; and no dividend yield (0%) for either year.

                                                 1996       1995
                                                 ----       ----

Net income                As reported (000s)  $263,373   $119,287
                          Pro forma (000s)    $248,204   $119,074

Net income
  applicable to           As reported (000s)  $174,598  $  34,383
  common stockholders     Pro forma (000s)    $159,429  $  34,170

Primary income per        As reported            $2.69      $0.55
  common share            Pro forma              $2.48      $0.55

Fully-diluted income      As reported            $2.33      $0.55
  per common share        Pro forma              $2.18      $0.55

     Pro forma net income and income per common share information reflect stock options granted in 1996 and 1995 only. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income and income per common share amounts above because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995 is not considered. See also Note 1(l).

     (F)  ADJUSTMENT FOR MINIMUM PENSION LIABILITY

     The provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recognized by the Company as a liability with an offsetting intangible asset (see
Note 1(e)). Because the intangible asset recognized may not exceed the amount of unrecognized prior service cost on an individual plan basis, the balance is reported as a separate reduction of Stockholders' Equity (Deficit) as of December 31, 1996 and 1995. See also Note 10(a).

9.  EMPLOYEE STOCK OWNERSHIP PLAN

     In August 1989, US Airways established an Employee Stock Ownership Plan ("ESOP"). US Airways Group sold 2,200,000 shares of its Common Stock to an Employee Stock Ownership Trust (the "Trust") to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111.4 million for its purchase of shares and US Airways contributed an additional $2.2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since the Company did not pay dividends on any shares held by the Trust for the years ended December 31, 1996, 1995 and 1994, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $11.4 million in each of 1996, 1995 and 1994. The interest portion of these contributions was $10.3 million in 1996, $10.4 million in 1995 and $10.5 million in 1994. Approximately 582,000 shares of Common Stock have been released or committed to be released as of December 31, 1996. US Airways recognized approximately $4 million of compensation expense related to the ESOP in each of 1996, 1995 and 1994 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $83.5 million, $87.2 million and $90.9 million as of December 31, 1996, 1995 and 1994, respectively. All shares of Common Stock sold to the Trust are considered issued and outstanding for computing the weighted average common shares outstanding for the income (loss) per common share calculation.

     See also Note 8(e) regarding the Company's accounting treatment for stock-based compensation.

10.  EMPLOYEE BENEFIT PLANS

     (a)  PENSION PLANS

     The Company's subsidiaries have several pension plans in effect covering substantially all employees. One qualified defined benefit plan covers US Airways' maintenance employees and provides benefits of specified amounts based on periods of service. Qualified defined benefit plans for substantially all other employees provide benefits based on years of service and compensation. The qualified defined benefit plans for domestic employees are funded, on a current basis, to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Liabilities related to pension plans covering foreign employees are calculated in accordance with generally accepted accounting principles and funded in accordance with the laws of the individual country.

     In 1996, US Airways changed the annual measurement date for its pension plan assets and liabilities to September 30 from December 31. The change in measurement date is considered a change in a method of accounting and Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20"), requires that the cumulative effect of such a change be recognized as an adjustment to retained earnings. The change in measurement date had no material cumulative effect on pension expense for prior years and thus no adjustment was recognized. For purposes of determining whether a minimum pension liability existed as of September 30, 1996, plan contributions made in the fourth quarter of 1996 were included in plan assets. The Company's other subsidiaries, which represent less than 1% of the combined ABO, continue to use a December 31 measurement date.


           (this space intentionally left blank)

  The funded status of the Company's qualified defined benefit plans:
                                                     1996*                        1995
                                         ---------------------------  --------------------------
                                               Plans in Which               Plans in Which
                                         ---------------------------  --------------------------
                                             Plan            ABO         Plan           ABO
                                         Assets Exceed      Exceeds   Assets Exceed    Exceeds
                                              ABO         Plan Assets      ABO       Plan Assets
                                         -------------    ----------- -------------  -----------
                                                                 (in millions)
Fair value of plan assets                  $ 2,186        $   305      $ 1,009         $ 1,419

Actuarial present value of:
  Vested benefit obligation                  2,062            369          940           1,603
  Nonvested benefit obligation                  24             13           30              22
                                             -----            ---        -----           -----
    ABO based on salaries to date            2,086            382          970           1,625
    Additional benefits based on
      estimated future salary levels           665              -          143             598
                                             -----            ---        -----           -----
Projected benefit obligation ("PBO")         2,751            382        1,113           2,223
                                             -----            ---        -----           -----

PBO in excess of fair value of plan assets    (565)          (77)         (104)           (804)
Contributions from October 1, 1996
  through December 31, 1996                     45            12             -               -
Unrecognized net transition asset              (21)           (9)           (2)            (34)
Unrecognized prior service (credit) cost       (13)           75             2              66
Unrecognized net loss                          508            40           317             571
                                             -----           ---         -----           -----
  Pension (liability) or asset
  before adjustment                            (46)           41           213            (201)
                                             -----           ---         -----           -----
Adjustment for minimum
  pension liability **                           -          (106)            -            (149)
                                             -----           ---        -----           -----

Pension (liability) or asset as
  adjusted and recognized in
  Consolidated Balance Sheets           $      (46)    $     (65)    $     213       $    (350)
                                             =====           ===         =====           =====


*   See discussion above regarding the measurement dates used by the Company's subsidiaries.
**  See Note 8(f).



     The weighted average assumptions used to determine the actuarial present value of the PBO:

                                           1996*           1995
                                           ----            ----

Discount rate                              8.00%           7.25%
Rate of increase in compensation levels    3.58%           3.59%
Expected long-term rate of return
  on plan assets                           8.85%           9.32%

Components of plan assets:
Cash equivalents and
  short-term investments                     10%             7%
Equity investments**                         28%            26%
Fixed income and other investments           62%            67%

* See discussion above regarding the measurement dates used by the Company's subsidiaries.
** Plan assets as of December 31, 1995 include 205 shares of US
   Airways Group Common Stock.

     The components of the net periodic pension cost for the qualified defined benefit plans:

                                    1996    1995     1994
                                    ----    ----     ----
                                        (in millions)

Service cost (benefits earned
  during the period)              $  146  $   94  $  127
Interest cost on PBO                 251     218     217
Actual return on plan assets         (57)   (541)     48
Net amortization and deferral       (131)    371    (254)
                                     ---     ---     ---
Net  periodic pension costs       $  209  $  142  $  138
                                     ===     ===     ===

      Non-qualified supplemental pension plans are established for certain employee groups, which provide incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's qualified pension plans if it were not for limitations imposed by Federal income tax regulations.

     The status of the Company's non-qualified supplemental plans:


                                                   1996*    1995
                                                   ----     ----
                                                  (in millions)
Fair value of plan assets                       $    -    $    -
Actuarial present value of:
  Vested benefit obligation                         32        33
  Nonvested benefit obligation                       1         2
                                                    --        --
    ABO based on salaries to date                   33        35
    Additional benefits based on
     estimated future salary levels                  2         2
                                                    --        --
    PBO                                             35        37

PBO in excess of fair value of plan assets         (35)      (37)
Contributions for October 1, 1996
  to December 31, 1996                               1         -
Unrecognized net transition asset                    -         -
Unrecognized prior service cost                      2         3
Unrecognized net loss                                3         9
                                                    --        --
Pension (liability) or asset before adjustment     (29)      (25)
Adjustment for minimum pension liability **         (6)      (11)
                                                    --        --
Unfunded supplemental liability as adjusted and
  recognized in Consolidated Balance Sheets      $ (35)   $  (36)
                                                    ==        ==

* See discussion above regarding the measurement dates used by the Company's subsidiaries.
** See Note 8(f).

     The discount rate used to determine the actuarial present value of the PBO was 8.00% and 7.25% as of September 30, 1996 and December 31, 1995, respectively. Weighted average rates of 6.00% and 5.88% were used to estimate future salary levels in 1996 and 1995, respectively.





            (this space intentionally left blank)

     The components of net periodic supplemental pension expense for the non-qualified supplemental pension plans:

                                        1996     1995     1994
                                        ----     ----     ----
                                            (in millions)

Service cost (benefits  earned
 during the period)                     $  2     $  -     $  -
Interest cost on PBO                       2        2        3
Actual return on plan assets               -        -        -
Net amortization and deferral              6       (1)      21
                                          --       --       --
Net periodic supplemental pension cost  $ 10     $  1     $ 24
                                          ==       ==       ==

     In addition to the qualified and non-qualified defined benefit plans described above, the Company contributes to certain defined contribution plans. The Company's contributions are based on a formula which considers the age and earnings of each employee and the amount of employee contributions. In addition, certain qualified defined contribution plans contain a requirement for profit sharing contributions if the Company achieves a certain pre-tax margin level. The Company's expense related to its defined contribution plans, excluding expenses related to its ESOP (see
Note 9), was $61 million, $65 million and $43 million for 1996, 1995 and 1994, respectively. The 1996 expense amount includes $4.8 million related to the profit sharing component of its defined contribution plans. The Company made no contributions to its defined contribution plans related to profit sharing in 1995 and 1994 because it did not achieve the prescribed pre-tax margin level. The 1995 expense amount includes a catch up adjustment of $11.6 million for new employer match contributions for certain collective bargaining groups.

     (b)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

	The Company offers medical and life insurance benefits to certain employees who retire, and their eligible dependents. The medical benefits provided by the Company are coordinated with Medicare benefits. Retirees generally contribute amounts towards the cost of their medical expenses based on years of service with the Company. The Company also provides uninsured death benefit payments to survivors of retired employees for stated dollar amounts, or in the case of retired pilot employees, death benefit payments determined by age and level of pension benefit. The plans for postretirement medical and death benefits are funded on a pay-as-you-go basis.

     In 1996, US Airways changed the annual measurement date for postretirement benefit liabilities to September 30 from December 31. The change in measurement date is considered a change in a method of accounting and APB 20 requires that the cumulative effect of such a change be recognized as an adjustment to retained earnings. The change in measurement date had no material cumulative effect on postretirement benefit expenses for prior years and thus no adjustment was recognized. The Company's remaining subsidiaries, which represent less than 1% of the combined accumulated postretirement benefit obligation ("APBO"), continue to use a December 31 measurement date.





           (this space intentionally left blank)

  The status of the plans:

                                               1996*      1995
                                               ----       ----
                                                (in millions)

Plan assets at fair value                  $      -    $      -
APBO:
  Retirees                                      326         338
  Fully eligible active plan participants       170         176
  Other plan participants                       455         482
                                              -----       -----
    Total APBO                                  951         996

  APBO in excess of plan assets                (951)       (996)
  Contributions from October 1, 1996
    through December 31, 1996                     7           -
  Unrecognized prior service credits           (142)       (155)
  Unrecognized net (gain)loss                   (34)        112
                                              -----       -----
  Accrued postretirement benefit liability $ (1,120)   $ (1,039)
                                              =====       =====

  The assumptions used to determine the APBO:

                                  1996*            1995
                                  ----             ----
Discount rate                      8.00%          7.25%
Rate of increase in
  compensation levels        3.00% to 6.00%    3.00% to 6.00%
Health care cost trend              7.5%           8.5%

* See discussion above regarding the measurement dates used by the Company's subsidiaries.

     The components of net periodic postretirement benefit expense:



                                               1996   1995   1994
                                               ----   ----   ----
                                                 (in millions)

Service cost (benefits earned during
  the period)                                $  44  $  29  $  36
Interest cost on APBO                           75     65     60
Net amortization and deferral                  (11)   (15)   (12)
                                               ---    ---    ---
Net periodic postretirement benefit cost     $ 108  $  79  $  84
                                               ===    ===    ===

     The assumed health care cost trend rate used in measuring the APBO was 7.5% in 1996, declining by 1% per year after 1996 to an ultimate rate of 4.5%. If the assumed health care cost trend rates were increased by one percentage point, the APBO at September 30, 1996 would be increased by 10% and 1996 periodic postretirement benefit expense would increase 12%.

     (c)	  POSTEMPLOYMENT BENEFITS

     The Company provides certain postemployment benefits to all of its employees. In 1993, US Airways adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the use of an accrual method to recognize postemployment benefits such as severance, disability-related and workers' compensation benefits. The Company records the expense for these benefits once a triggering event occurs.

11.  PROFIT SHARING

     In exchange for temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits concessions and the freeze of the defined benefit plan for certain non-contract employees, affected US Airways employees participate in a profit sharing program and were granted stock options to purchase US Airways Group Common Stock (see related discussion under Note 8(e)). This profit sharing program was designed to recompense those US Airways employees whose pay had been reduced in an amount equal to (i) two times salary forgone plus (ii) one time salary forgone (subject to a minimum of $1,000) for the freeze of the defined benefit pension plan for certain non-contract employees. US Airways has recognized charges of $213.5 million, including $121.6 million and $49.7 million in 1996 and 1995, respectively. Cash distributions to participants of $213.5 million have also been made, including $74.9 million and $3.3 million in 1996 and 1995, respectively, and a final cash distribution in the first quarter of 1997 of $129.1 million. After the first quarter 1997 payment, the Company's obligations under this profit sharing program were satisfied and this program ceased.

     US Airways' ESOP and Defined Contribution Retirement Program ("DCRP") each have profit sharing components. Under the ESOP, each eligible US Airways employee receives Common Stock shares based on his or her compensation relative to the total compensation of all participants and the number of Common Stock shares in the allocation pool. When US Airways' return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of Common Stock shares in the allocation pool (see Note 9). US Airways did not make any provision for profit sharing contributions in connection with the profit sharing component of the ESOP during 1996 or 1995. Under the DCRP, US Airways makes additional contributions to participant accounts when US Airways Group achieves certain prescribed pre-tax margin levels (see Note 10(a)). US Airways' 1996 results of operations reflect a provision of $4.8 million for the profit sharing component of the DCRP. In 1995, US Airways' results did not achieve the prescribed pre-tax margin levels. Accordingly, US Airways made no such provision in 1995 for this program.

12.  RELATED PARTY TRANSACTIONS

     US Airways wet leased Boeing 767-200ER aircraft, including cockpit and cabin crews, to British Airways in order to serve three routes between the U.S. and London beginning June 1993. The final wet lease arrangement expired May 31, 1996. US Airways recognized other operating revenues of approximately $12.6 million, $63.6 million and $60.7 million for the years 1996, 1995 and 1994, respectively, related to the wet lease arrangements. These revenues were offset by an equal amount of other operating expenses.

     US Airways also has various agreements with British Airways for ground handling at certain airports, contract training and other services. US Airways recognized other operating revenues of approximately $5.8 million, $4.9 million and $6.4 million for the years 1996, 1995 and 1994, respectively, related to the services US Airways performed for British Airways.

     US Airways' current receivables from and payables to British
Airways were approximately $8.0 million and $5.5 million, respectively, as of December 31, 1996 and $11.5 million and $5.3 million, respectively, as of December 31, 1995.

     US Airways has a long-term receivable from British Airways related to three U.S. to London routes that US Airways relinquished at the time of implementation of a code sharing arrangement with British Airways. US Airways is terminating its code sharing arrangement with British Airways effective March 29, 1997. The balance of the receivable was approximately $40.7 million and $45.4 million as of December 31, 1996 and 1995, respectively. Payments began in December 1995 in conjunction with the termination of the first wet lease arrangement and continue annually for nine years.

     See also Note 6 - British Airways Plc Investment and Note 7 - Redeemable Preferred Stock and Deferral of Dividends.

     During 1996, certain employees, upon fulfilling the vesting requirements of Common Stock grants, surrendered approximately
0.1 million shares of Common Stock to the Company in lieu of cash payments to satisfy tax withholding requirements (see also Note 8(d)).

13.  SELECT FINANCIAL INFORMATION - USAM INVESTMENTS

     USAM's equity in the earnings of ATS, GIP and GJP for the years 1996, 1995 and 1994 was as follows (in thousands):

                                          1996     1995     1994
                                          ----     ----     ----
Apollo Travel Services
  Partnership (ATS)                     $19,188  $20,708  $20,089
Galileo International Partnership (GIP)  17,213   13,320    6,081
Galileo Japan Partnership (GJP)             201      518      365
                                         ------   ------   ------
                                        $36,602  $34,546  $26,535
                                         ======   ======   ======

     The following is summarized financial information for these partnerships (combined, in millions):

                                               As of December 31,
                                               -----------------
                                                 1996       1995
                                                 ----       ----
                                              (Unaudited)

Current assets                                 $   357   $   405
Noncurrent assets                                  480       512
                                                   ---       ---
  Total assets                                     837       917
                                                   ---       ---
Current liabilities                                227       294
Long-Term liabilities                              209       228
                                                   ---       ---
  Total liabilities                                436       522
                                                   ---       ---
    Net assets                                 $   401   $   395
                                                   ===       ===

                                         Years Ended December 31,
                                         -----------------------
                                         1996     1995      1994
                                         ----     ----      ----
                                      (Unaudited)

Service revenues                        $1,466   $1,327   $1,193
Cost and expenses                        1,207    1,103    1,046
                                         -----    -----    -----
  Net earnings                          $  259   $  224   $  147
                                         =====    =====    =====

      USAM received distributions from GIP, GJP and ATS of approximately $4.1 million, $0.1 million and $44.5 million (including a special distribution from ATS of $33.7 million during the second quarter of 1996 which represented a distribution of cash to partners), respectively, during 1996. USAM received distributions from GIP, GJP and ATS of approximately $2.6 million, $0.2 million and $11.2 million, respectively, during 1995.





14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents selected quarterly financial data for 1996 and 1995:

                              First    Second    Third    Fourth
                             Quarter   Quarter   Quarter  Quarter
                             -------   -------   -------  -------
                           (in millions except per share amounts)
1996
Operating revenues          $ 1,868   $ 2,149   $ 2,073   $ 2,052
Operating income (loss)     $    11   $   246   $   131   $    49
Net income (loss)           $   (32)  $   201   $    68   $    27
Net income (loss)
  applicable to common
  stockholders              $   (55)  $   178   $    45   $     6
Income (loss) per
  common share
    Primary                 $ (0.86)  $  2.71   $  0.69   $  0.08
    Fully-diluted           $ (0.86)  $  1.91   $  0.60   $  0.08

1995
Operating revenues          $ 1,763   $ 1,983   $ 1,873   $ 1,855
Operating income (loss)     $   (42)  $   163   $    93   $   108
Net income (loss)           $   (97)  $   113   $    43   $    60
Net income (loss)
  applicable to common
  stockholders              $  (117)  $    92   $    22   $    38
Income (loss) per common
  share
    Primary                 $ (1.91)  $  1.47   $  0.35   $  0.61
    Fully-diluted           $ (1.91)  $  1.11   $  0.35   $  0.54

See Note 16 - Non-Recurring and Unusual Items.

Note: The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.

15.  SUPPLEMENTAL BALANCE SHEET INFORMATION

  The components of certain accounts in the accompanying
Consolidated Balance Sheets are as follows:

                                                  December 31,
                                               ----------------
                                              1996        1995
                                              ----        ----
                                                (in thousands)
(a)  Cash and cash equivalents:
     Cash                                 $  20,986  $  13,539
     Cash equivalents, at cost which
       approximates market                  929,980    868,315
                                            -------    -------
                                           $950,966   $881,854
                                            =======    =======


         (table continued on following page)

         (table continued from previous page)


  (b)  Receivables, net:
       Accounts receivable                 $349,214   $334,462
       Less allowance for doubtful accounts  12,189     12,340
                                            -------    -------
                                           $337,025   $322,122
                                            =======    =======

  (c)  Materials and supplies, net:
       Materials and supplies              $395,065   $412,230
       Less allowance for obsolescence      146,291    164,086
                                            -------    -------
                                           $248,774   $248,144
                                            =======    =======

  (d)  Accrued expenses:
       Salaries and wages*               $  422,766   $345,710
       All other                            676,415    630,276
                                          ---------    -------
                                         $1,099,181   $975,986
                                          =========    =======

* Includes amounts related to profit sharing. See Note 11 for additional information.

Note: Certain 1995 amounts have been reclassified to conform with 1996 classifications.

16.  NON-RECURRING AND UNUSUAL ITEMS

     (a)  1996

     The Company's results for 1996 include two non-recurring items recorded by US Airways during the second quarter of 1996 related to US Airways' subleasing of 11 non-operating BAe-146 aircraft (see Note 16 (b) and 16 (c) below). US Airways reversed $22.5 million of previously accrued rent obligations related to these aircraft against Aircraft rent expense and reversed $7.0 million against Aircraft maintenance expense related to previously accrued lease return provisions. US Airways may reverse additional amounts related to the 1994 non-recurring charge in future periods dependent upon its success and the terms at which the remaining non-operating BAe-146 aircraft are subleased or otherwise disposed.

     (b)  1995

     In the fourth quarter of 1995, US Airways reversed $4.1 million of the $132.8 million non-recurring charge related to its grounded BAe-146 fleet that was recorded in the fourth quarter of 1994 (see Note 16 (c) below). The reversal, a credit to Aircraft rent expense, reflects the successful remarketing by US Airways of three of these aircraft.

     (c)  1994

     The Company's results for 1994 include (i) a $132.8 million charge related to US Airways' grounded BAe-146 fleet, recorded in the fourth quarter of 1994 (During 1994, US Airways again evaluated the secondary market for its non-operating BAe-146 aircraft and determined that it was probable that it would not be successful in its efforts to sublease or other wise dispose of these assets (before lease expiry). Considering this analysis, US Airways did not include a provision for any potential subleasing activity in determining the amount of the 1994 charge.); (ii) a $54.0 million charge for obsolete inventory and rotables to reflect market value, recorded in the fourth quarter of 1994;
(iii) a $50.0 million addition to Passenger transportation revenues in the fourth quarter of 1994 to adjust estimates made during the first three quarters of 1994; (iv) a $40.1 million charge primarily related to US Airways' decision to cease operations of its remaining Boeing 727-200 aircraft in 1995, recorded in the third quarter of 1994; (v) a $25.9 million charge related to US Airways' decision to substantially reduce service between Los Angeles and San Francisco and close its San Francisco crew base, recorded in the third quarter of 1994; (vi) a $28.3 million gain resulting from the sale of certain aircraft and assets to Mesa Air Group, Inc. (formerly Mesa Airlines, Inc.) ("Mesa") and the accounting treatment of the hull insurance recovery on the aircraft lost in the September, 1994 accident, recorded in the third quarter of 1994; and (vii) a $1.7 million charge related to the sale of assets to Mesa, recorded in the third quarter of 1994.







             (this space intentionally left blank)

ITEM 8B.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
INFORMATION FOR US AIRWAYS, INC.




               INDEPENDENT AUDITORS' REPORT




The Stockholder and Board of Directors
US Airways, Inc.:

We have audited the consolidated balance sheets of US Airways, Inc. (formerly USAir, Inc.) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity (deficit) for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                            KPMG PEAT MARWICK LLP

Washington, D. C.
February 26, 1997, except as to note 4(c) and note 4(d)
which are as of March 13, 1997
                                102

US Airways, Inc.   (Formerly USAir, Inc.)
Consolidated Statements of Operations
Years Ended December 31,
----------------------------------------------------------------------------------------
(in thousands)


                                                        1996         1995         1994
                                                        ----         ----         ----
Operating Revenues
  Passenger transportation                          $6,799,420   $6,267,762   $5,922,223
  Cargo and freight                                    158,899      153,651      160,364
  US Airways Express transportation revenues           145,118            -            -
  Other                                                600,620      563,463      496,006
                                                     ---------    ---------    ---------
    Total Operating Revenues                         7,704,057    6,984,876    6,578,593

Operating Expenses
  Personnel costs                                    3,040,682    2,751,437    2,753,269
  Aviation fuel                                        709,505      605,027      642,305
  Commissions                                          547,048      527,058      549,192
  Aircraft rent                                        387,312      398,063      521,395
  Other rent and landing fees                          394,431      388,866      422,190
  Aircraft maintenance                                 311,901      295,594      335,791
  Depreciation and amortization                        300,608      337,066      387,211
  US Airways Express capacity purchases                 93,042            -            -
  Other, net                                         1,550,860    1,447,114    1,484,212
                                                     ---------    ---------    ---------
    Total Operating Expenses                         7,335,389    6,750,225    7,095,565
                                                     ---------    ---------    ---------

Operating Income (Loss)                                368,668      234,651     (516,972)

Other Income (Expense)
  Interest income                                       75,905       51,122       28,044
  Interest expense                                    (283,936)    (301,923)    (285,846)
  Interest capitalized                                   8,398        8,781       13,760
  Equity in earnings of affiliates                      36,602       34,546       26,535
  Other, net                                           (14,594)      10,221       18,296
                                                     ---------    ---------    ---------
    Other Income (Expense), net                       (177,625)    (197,253)    (199,211)
                                                     ---------    ---------    ---------

Income (Loss) Before Taxes                             191,043       37,398     (716,183)

Provision For Income Taxes                               7,811        4,408            -
                                                     ---------    ---------    ---------
Net Income (Loss)                                   $  183,232   $   32,990   $ (716,183)
                                                     =========    =========    =========



See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.  (Formerly USAir, Inc.)
Consolidated Balance Sheets
December 31,
----------------------------------------------------------------------------------------
(dollars in thousands, except per share amount)
                                                                1996             1995
                                                                ----             ----
                         ASSETS
Current Assets
  Cash and cash equivalents                                 $   950,134      $   879,613
  Short-term investments                                        635,839           19,831
  Receivables, net                                              342,718          321,755
  Materials and supplies, net                                   211,184          222,245
  Prepaid expenses and other                                    129,380           97,922
                                                              ---------        ---------
    Total Current Assets                                      2,269,255        1,541,366

Property and Equipment
  Flight equipment                                            4,972,873        5,021,520
  Ground property and equipment                               1,087,178        1,052,706
  Less accumulated depreciation and amortization             (2,381,844)      (2,222,814)
                                                              ---------        ---------
                                                              3,678,207        3,851,412
  Purchase deposits                                              77,620           17,026
                                                              ---------        ---------
    Total Property and Equipment, Net                         3,755,827        3,868,438

Other Assets
  Goodwill, net                                                 494,511          510,562
  Other intangibles, net                                        283,274          312,539
  Other assets, net                                             606,906          590,622
                                                              ---------        ---------
    Total Other Assets                                        1,384,691        1,413,723
                                                              ---------        ---------
                                                            $ 7,409,773      $ 6,823,527
                                                              =========        =========

     LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt                      $    84,171      $    77,496
  Accounts payable                                              472,105          325,079
  Payable to parent company                                     159,383          100,344
  Traffic balances payable and unused tickets                   715,576          638,019
  Accrued aircraft rent                                         495,662          479,749
  Accrued expenses                                            1,073,773          955,445
                                                              ---------        ---------
    Total Current Liabilities                                 3,000,670        2,576,132

Long-term Debt, Net of Current Maturities
  Long-term debt                                              2,614,818        2,674,376
  Note payable - parent company                                       -           67,556
                                                              ---------        ---------
    Total Long-term Debt, Net of Current Maturities           2,614,818        2,741,932

                                                (continued on next page)

US Airways, Inc.  (Formerly USAir, Inc.)
Consolidated Balance Sheets    (Continued)
December 31,
----------------------------------------------------------------------------------------
(dollars in thousands, except per share amount)
                                                                1996             1995
                                                                ----             ----
     LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)  (Continued)
Deferred Credits and Other Liabilities
  Deferred gains, net                                           356,583          382,995
  Postretirement benefits other than pensions,
    non-current                                               1,093,269        1,015,373
  Non-current employee benefit liabilities and other            429,588          418,268
                                                              ---------        ---------
    Total Deferred Credits and Other Liabilities              1,879,440        1,816,636

Commitments and Contingencies

Stockholder's Equity (Deficit)
Common stock, par value $1 per share, authorized
  1,000 shares, issued and outstanding 1,000 shares                   1                1
Paid-in capital                                               2,416,131        2,416,131
Retained earnings (deficit)                                  (2,466,078)      (2,649,310)
Adjustment for minimum pension liability                        (35,209)         (77,995)
                                                              ---------        ---------
    Total Stockholder's Equity (Deficit)                        (85,155)        (311,173)
                                                              ---------        ---------
                                                            $ 7,409,773      $ 6,823,527
                                                              =========        =========
See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.  (Formerly USAir, Inc.)
Consolidated Statements of Cash Flows
Years Ended December 31,
----------------------------------------------------------------------------------------
(in thousands)
                                                        1996         1995         1994
                                                        ----         ----         ----
Cash and cash equivalents beginning of year         $  879,613   $  428,925   $  367,835

Cash flows from operating activities
  Net income (loss)                                    183,232       32,990     (716,183)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities
      Depreciation and amortization                    300,608      337,066      387,211
      Loss (gain) on disposition of property             1,808      (16,654)     (16,671)
      Amortization of deferred gains and credits       (26,412)     (26,411)     (26,382)
      Other                                             21,524       (4,354)      (8,080)
      Changes in certain assets and liabilities
        Decrease (increase) in receivables             (20,963)       4,257      127,902
        Decrease (increase) in materials, supplies,
          prepaid expenses and intangible
          pension assets                               (32,219)     (68,415)      70,750
        Increase (decrease) in traffic balances
          payable and unused tickets                    77,557       46,865      (68,452)
        Increase (decrease) in accounts payable,
          accrued aircraft rent and accrued expenses   326,727      214,707      326,855
        Increase (decrease) in postretirement
          benefits other than pensions, non-current     77,896       56,667       51,613
                                                     ---------    ---------    ---------
      Net cash provided by (used for) operating
        activities                                     909,758      576,718      128,563

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net     (52,854)     (61,689)     (46,022)
  Additions to other property                         (123,575)     (80,644)    (128,874)
  Proceeds from disposition of property                 21,725      219,762       55,540
  Decrease (increase) in short-term investments       (603,593)       2,430      (21,994)
  Decrease (increase) in restricted cash and
    investments                                         11,086       71,980        2,578
  Payment of debt for affiliated company               (42,830)           -            -
  Collection on note receivable from affiliated
    company                                             42,830            -            -
  Other                                                 (5,497)         433        1,110
                                                     ---------    ---------    ---------
      Net cash provided by (used for) investing
        activities                                    (752,708)     152,272     (137,662)



                                                (continued on next page)

US Airways, Inc.  (Formerly USAir, Inc.)
Consolidated Statements of Cash Flows   (Continued)
Years Ended December 31,
----------------------------------------------------------------------------------------
(in thousands)
                                                        1996         1995         1994
                                                        ----         ----         ----
Cash flows from financing activities
  Issuance of debt                                     103,002            -      172,156
  Reduction of debt                                   (189,531)    (278,302)    (101,967)
                                                     ---------    ---------    ---------
      Net cash provided by (used for)financing
        activities                                     (86,529)    (278,302)      70,189
                                                     ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents    70,521      450,688       61,090
                                                     ---------    ---------    ---------
Cash and cash equivalents end of year               $  950,134   $  879,613   $  428,925
                                                     =========    =========    =========

Noncash investing and financing activities
  Issuance of debt - refinancing of debt secured
    by aircraft                                     $  159,998   $        -   $        -
                                                     =========    =========    =========
  Reduction of debt - refinancing of debt secured
    by aircraft                                     $  154,422   $        -   $        -
                                                     =========    =========    =========
  Issuance of parent company debt - aircraft
    acquisitions                                    $        -   $   68,640   $        -
                                                     =========    =========    =========
  Reduction of parent company debt - aircraft
    acquisitions                                    $   68,640   $        -   $        -
                                                     =========    =========    =========
  Issuance of debt - aircraft acquisitions          $   29,155   $  169,725   $  224,614
                                                     =========    =========    =========
  Reduction of debt - aircraft purchase deposits    $        -   $   70,837   $        -
                                                     =========    =========    =========
  Underwriter's fees - refinancing of debt secured
    by aircraft                                     $    2,488   $        -   $        -
                                                     =========    =========    =========
  Aircraft acquisitions - transfer from affiliated
    company                                         $        -   $        -   $    3,569
                                                     =========    =========    =========
  Other property acquisitions - transfer from
    affiliated company                              $        -   $        -   $    7,925
                                                     =========    =========    =========
  Aircraft dispositions - transfer to affiliated
    company                                         $        -   $        -   $   81,913
                                                     =========    =========    =========

Supplemental Information
  Cash paid during the year for interest, net
     of amounts capitalized                         $  257,689   $  290,560   $  254,199
                                                     =========    =========    =========
  Cash paid (received) during the year for
    income taxes, net                               $   11,061   $   (6,329)  $        -
                                                     =========    =========    =========
See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.  (Formerly USAir, Inc.)
Consolidated Statements of Changes in Stockholder's Equity (Deficit)
Three Years Ended December 31, 1996
-------------------------------------------------------------------------------------------
(in thousands)
                                                                     Adjustment
                                                                         For
                                                         Retained      Minimum
                               Common      Paid-In       Earnings      Pension
                               Stock       Capital       (Deficit)    Liability      Total
                               ------      -------       --------     ---------      -----
Balance December 31, 1993      $    1    $2,416,131    $(1,966,117)    $(41,964)   $408,051

Net loss                            -             -       (716,183)           -    (716,183)

Adjustment for minimum
  pension liability                 -             -              -       34,947      34,947
                                -----     ---------      ---------      -------     -------
Balance December 31, 1994           1     2,416,131     (2,682,300)      (7,017)   (273,185)

Net income                          -             -         32,990            -      32,990

Adjustment for minimum
  pension liability                 -             -              -      (70,978)    (70,978)
                                -----     ---------      ---------      -------     -------
Balance December 31, 1995           1     2,416,131     (2,649,310)     (77,995)   (311,173)

Net income                          -             -        183,232            -     183,232

Adjustment for minimum
  pension liability                 -             -              -       42,786      42,786
                                -----     ---------      ---------      -------     -------
Balance December 31, 1996      $    1    $2,416,131    $(2,466,078)    $(35,209)   $(85,155)
                                =====     =========      =========      =======     =======

See accompanying Notes to Consolidated Financial Statements.

                          US AIRWAYS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying Consolidated Financial Statements include the accounts of US Airways, Inc. ("US Airways") (formerly USAir, Inc.) and its wholly-owned subsidiary USAM Corp. ("USAM"). US Airways is a wholly-owned subsidiary of US Airways Group, Inc. ("US Airways Group" or the "Company") (formerly USAir Group, Inc.). All significant intercompany accounts and transactions have been eliminated. However, as discussed further in Note 10, US Airways' financial results are significantly influenced by related party transactions.

     US Airways is a major United States air carrier whose primary business is transporting passengers, property and mail. US Airways operates predominantly in the eastern U.S. with primary hubs at the major airports in Pittsburgh, Pennsylvania, Charlotte, North Carolina, Philadelphia, Pennsylvania and at Baltimore/Washington International Airport. US Airways also maintains significant operations at the major airports in Boston, Massachusetts, New York, New York and Washington, D.C. US Airways enplaned 56.9 million passengers during 1996 and is currently the fifth largest domestic air carrier, as measured by revenue passenger miles ("RPMs").

     USAM owns 11% of the Galileo International Partnership ("GIP") which owns and operates the Galileo Computer Reservation System ("Galileo CRS"), approximately 11% of the Galileo Japan Partnership ("GJP") which markets the Galileo CRS in Japan and approximately 21% of the Apollo Travel Services Partnership ("ATS") which markets the Galileo CRS in the U.S. and Mexico. USAM accounts for these investments using the equity method because it is represented on the board of directors of each of the partnerships and therefore participates in policy making processes.

     US Airways terminated its Airline Technical Services, LLC joint venture with a subsidiary of British Airways plc ("British Airways"), effective January 1997. Amounts related to this joint venture (accounted for using the equity method) included in US Airways' financial results for the years ended 1996 and 1995 are immaterial and no material charges resulted from its termination.

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

     Certain 1995 and 1994 amounts have been reclassified to conform with 1996 classifications.

     (b)  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     For financial statement purposes, US Airways considers all highly liquid investments purchased within three months of maturity to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Short-term investments consist of certificates of deposit and commercial paper purchased with maturities greater than three months but less than one year.

     In 1994, US Airways adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and

Equity Securities" ("SFAS 115"). Under this statement, US Airways has classified its entire short-term investment portfolio as "available-for-sale." As of December 31, 1996 and 1995, there were no material differences between estimated fair values and carrying amounts for cash equivalents and short-term investments.

     (c)  MATERIALS AND SUPPLIES

     Inventories of materials and supplies are valued at the lower of cost or market value. Costs are determined using average costing methods and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

     (d)  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Maintenance and repairs, including the overhaul of aircraft components, are charged to operating expense as incurred and costs of major improvements are capitalized for both owned and leased assets. Interest related to deposits on aircraft purchase contracts and facility and equipment construction projects is capitalized as additional cost of the asset or as leasehold improvement if the asset is leased. Depreciation and amortization for principle asset classifications is provided on a straight-line basis to estimated residual values over estimated depreciable lives. US Airways periodically reviews estimated depreciable lives and residual values for reasonableness and revises its estimates, if necessary.

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

     Property acquired under capital lease is amortized on a straight-line basis over the term of the lease and charged to Depreciation and amortization expense. When property and equipment is sold or retired, the cost and accumulated depreciation is removed from the accounts and any gain or loss recognized as Other, net, a component of Other Income (Expense).

     (e)  GOODWILL AND OTHER INTANGIBLES

     Goodwill, the cost in excess of fair value of identified net assets acquired, is being amortized on a straight-line basis over 40 years. The $629.5 million goodwill resulting from the acquisition of Pacific Southwest Airlines ("Pacific Southwest") and Piedmont Aviation, Inc. ("Piedmont Aviation"), both in 1987, is being amortized as Depreciation and amortization expense. As of December 31, 1996 and 1995, accumulated amortization related to the Pacific Southwest and Piedmont Aviation acquisitions was $144.1 million and $128.3 million, respectively. The $11.4 million goodwill resulting from USAM's computer reservation system investments is being amortized as a component of Other Income (Expense), consistent with the classification of the related income or loss on the investments. As of December 31, 1996 and 1995, USAM's related accumulated amortization was $2.3 million and $2.0 million, respectively. US Airways periodically evaluates whether goodwill is impaired by comparing the goodwill balances with estimated future undiscounted cash flows which, in US Airways' judgment, are attributable to the goodwill. This analysis is performed separately for the goodwill which resulted from each acquisition.

     Other intangible assets consist mainly of purchased operating rights at various airports, purchased route authorities, capitalized software costs and the intangible asset associated with the underfunded amounts of certain pension plans ("Intangible Pension Asset"). The operating rights, route authorities and capitalized software costs are being amortized on a straight-line basis over the expected periods of benefit as Depreciation and amortization expense. The operating rights, valued at purchase cost or appraised value if acquired with Pacific Southwest or Piedmont Aviation, are being amortized over periods ranging from ten to 25 years, the route authorities are being amortized over 25 years and capitalized software costs are being amortized over five years. The Intangible Pension Asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87") (see Note 8(a)). As of December 31, 1996 and 1995, accumulated amortization related to intangible assets was $128.2 million and $104.0 million, respectively.

     Based on the most recent analyses, US Airways believes that goodwill and other intangible assets were not impaired as of December 31, 1996.

     (f)  OTHER ASSETS

     Other Assets consists primarily of non-current pension assets, the unamortized balance of deferred compensation, restricted cash and investments and a long-term receivable from British Airways. Deferred compensation resulted mainly from US Airways' establishment of an Employee Stock Ownership Plan ("ESOP") in 1989 (see Note 7). Restricted cash and investments are deposits in trust accounts to collateralize letters of credit and workers' compensation policies. The long-term receivable from British Airways resulted from the relinquishment by US Airways of three U.S. to London routes.

     Besides the deferred compensation that arose from the establishment of the ESOP, US Airways accounts for deferred compensation and the related amortization by applying the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, US Airways recognizes deferred compensation equal to the fair market value of US Airways Group common stock for such stock granted to US Airways employees ("Stock Grants") (which is amortized as Personnel costs over the vesting period) but typically records no deferred compensation when options to purchase US Airways Group Common Stock are granted to US Airways employees ("Option Grants") (because, except on limited occasions, there is no difference between the exercise price of the stock options and the fair market value of US Airways Group Common Stock on the date of grant).

     US Airways recognized compensation expense related to Stock Grants of $11.9 million, $0.3 million and $0.2 million in 1996, 1995 and 1994, respectively, and compensation expense related to Option Grants of $7.9 million in 1996 (none for 1995 or 1994). In addition, US Airways recognized compensation expense related to stock appreciation rights tied to the fair market value of US Airways Group common stock ("SARs") of $41.6 million in 1996 (none for 1995 or 1994) as the result of a SAR feature granted to stock option holders under US Airways Group's 1992 Stock Option Plan. Deferred compensation related to Stock Grants was $9.4 million and $11.6 million as of December 31, 1996 and 1995, respectively, and deferred compensation related to Options Grants was $2.4 million as of December 31, 1996 (none as of December 31,
1995).

     The following table summarizes stock option transactions related to US Airways employees pursuant to US Airways Group's various stock option and incentive plans for the years ended
December 31, 1996, 1995 and 1994:

                         1996           1995           1994
                    --------------- -------------- --------------
                           Weighted       Weighted       Weighted
                           Average        Average        Average
                           Exercise       Exercise       Exercise
                    Shares  Price  Shares  Price  Shares  Price
                    ------  ------ ------  ------ ------  ------
                     (000)          (000)          (000)
Stock Options
-------------
Outstanding at
beginning of year    8,426    $17   8,844    $18   9,009    $19
  Granted (1)           82    $17     155    $ 9     354    $ 9
  Granted (2)        2,415    $13       -      -       -      -
  Exercised            435    $15      43    $10       5    $10
  Forfeited (3)        673    $16     489    $25     504    $24
  Expired               48    $32      41    $36      10    $23
                     -----          -----          -----
Outstanding at
end of year          9,767    $17   8,426    $17   8,844    $18

Exercisable at
end of year          7,802          7,986          8,237

(1) Exercise price equal to the fair market value of a share of US Airways Group common stock at date of grant; 1996 activity includes 20,000 stock options that were repriced.
(2) Exercise price lower than the fair market value of a share of US Airways Group common stock at date of grant.
(3) 1996 activity includes the cancellation of repriced stock options. See (1) above.

     The weighted average fair value of stock options which had an exercise price equal to the fair market value of a share of US Airways Group common stock at date of grant was $11 and $6 for 1996 and 1995, respectively. The weighted average value of stock options which had an exercise price lower than the fair market value of a share of US Airways Group common stock at date of grant was $13 for 1996 (no such grants during 1995).

     During 1995, the Financial Accounting Standards Board adopted Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. As mentioned above, US Airways applies the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123. However, US Airways is obligated to disclose certain information including pro forma net income as if SFAS 123 had been adopted to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, US Airways estimates that its net income for 1996 would have been reduced from $183.2 million to $168.1 million and its net income for 1995 would have been reduced from $33.0 million to $32.8 million. In order to calculate this pro forma net income information, US Airways used the Black-Scholes stock option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: stock volatility of US Airways Group common stock of 50.1% and 48.8%; risk-free interest rates of 6.2% and 6.6%; expected stock option life of 9 years for both years; and no dividend yield (0%) for either year.

     The pro forma net income information reflects Option Grants in 1996 and 1995 only. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts above because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995 is not considered.

     In November 1995, US Airways entered into a five-year transaction with a third party pursuant to which US Airways agreed to pledge to such third party from time to time certain flight equipment and simulators as collateral for up to $70 million aggregate principal amount of letters of credit to be issued by the third party with respect to certain workers' compensation obligations of US Airways. On December 15, 1995, US Airways pledged ten aircraft to the third party, resulting in the release of $67.2 million in cash and securities that had been previously pledged by US Airways to letter of credit providers.

     (g)  DEFERRED GAINS ON SALE AND LEASEBACK TRANSACTIONS

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the term of the leases as a reduction of the related aircraft rent expense.

     (h)  RECOGNITION OF PASSENGER TRANSPORTATION REVENUES

     Passenger ticket sales are recognized as Passenger transportation revenues when the transportation service is rendered or the ticket otherwise expires. At the time of sale, a liability is established (Traffic balances payable and unused tickets) and subsequently eliminated through carriage of the passenger, through billing from another air carrier which renders the service or by refund to the passenger.

     Effective October 1, 1996, US Airways began purchasing all of the capacity (available seat miles) generated by US Airways Group's three wholly-owned regional air carriers and, concurrently, recognizing revenues, "US Airways Express transportation revenues," when transportation service is rendered by these affiliated air carriers or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways' Traffic balances payable and unused tickets and are subsequently eliminated in the same manner as described above. See Note 10 for more information related to these capacity purchase arrangements.

     As of December 31, 1995, $30.8 million owed to US Airways Group's three wholly-owned regional airline subsidiaries was included in Traffic balances payable and unused tickets. No such amounts are included as of December 31, 1996 due to the capacity purchase arrangements mentioned above.

     (i)  FREQUENT TRAVELER AWARDS

     US Airways accrues the estimated incremental cost of travel awards earned by participants in its frequent traveler program when requisite mileage award levels are achieved.

     (j)  INVESTMENT TAX CREDIT

     Investment tax credit benefits were recorded using the "flow-through" method as a reduction of the Federal income tax provision.

     (k)  ADVERTISING COSTS

     Advertising costs are expensed when incurred as other operating expense. Advertising expense for 1996, 1995 and 1994 was $51.2 million, $66.6 million and $63.4 million, respectively.

2.   FINANCIAL INSTRUMENTS

     (a)  TERMS OF CERTAIN FINANCIAL INSTRUMENTS

     US Airways has entered into hedging arrangements designed to reduce its exposure to fluctuations in the price of aviation fuel. Under these arrangements, US Airways receives or makes payments based on the difference between a fixed price and the market price for specified petroleum products. Net settlements are recorded as adjustments to Aviation fuel expense. The total notional gallons under hedging arrangements were 84 million and 38 million as of December 31, 1996 and 1995, respectively (US Airways entered into arrangements prior to December 31, 1996 which, effectively closed certain hedging arrangements covering approximately 22 million gallons). For hedging arrangements open as of December 31, 1996, US Airways will pay fixed prices ranging from $0.553 to $0.700 per notional gallon and receive a floating rate per gallon based on current market prices. The open hedging arrangements, all of which expire during 1997, represent approximately 6% of US Airways' expected 1997 fuel consumption. For arrangements open as of December 31, 1995, US Airways paid fixed prices ranging from $0.499 to $0.548 per notional gallon and received a floating rate based on market prices. Although these hedging arrangements expose US Airways to credit loss in the event of non-performance by the other parties to the agreements, US Airways does not anticipate such non-performance because of the favorable creditworthiness of the other parties. US Airways may continue to enter into such arrangements, depending on market conditions.

     An aggregate of $32 million of future principal payments of US Airways' long-term debt due 1998 through 2000 is payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by US Airways' participation in foreign currency contracts. Net settlements will be recorded as adjustments to Interest expense. Although US Airways is exposed to credit loss in the event of non-performance by the counterparty to the contracts, US Airways does not anticipate such non-performance because of the favorable creditworthiness of the other party.

     (b)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Unless a quoted market price indicates otherwise, the fair values of short-term investments and other investments generally approximates carrying values because of the short maturity of these instruments. US Airways has estimated the fair value of long-term debt and the long-term note receivable by discounting future cash flows using current rates offered to US Airways for debt and note receivables of similar maturities. The fair values of energy swap agreements and foreign currency contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements.

     The estimated fair values of US Airways' financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote a liability):

                                    December 31,
                    ---------------------------------------------
                            1996                    1995
                    ---------------------    --------------------
                    Carrying   Estimated     Carrying  Estimated
                     Amount    Fair Value     Amount   Fair Value
                    --------   ----------    --------  ----------
                                  (in thousands)

Short-term
  investments     $  635,839  $  635,605   $  19,831   $  19,822
Restricted cash
  and investments(1)  87,783      87,843      98,742      98,539
Long-term note
  receivable(1)       40,733      30,080      45,433      33,277
Other long-term
  investments(1)(2)   20,606      22,126       4,607       4,008
Long-term debt (excludes
  capital lease
  obligations)    (2,649,609) (2,697,422) (2,753,932) (2,564,514)
Energy swap agreements:
  In a net receivable
    position               -       3,550           -       1,845
Foreign currency contracts:
  In a net receivable
    position               -         963           -       4,050

(1)  Amounts included in Other Assets on US Airways' Consolidated
Balance Sheets.

(2)  Classified as "held-to-maturity" under SFAS 115.

3.   LONG-TERM DEBT

     Details of long-term debt are as follows:
                                                December 31,
                                           -----------------------
                                           1996              1995
                                           ----              ----
                                               (in thousands)
Senior Debt:
  10% Senior Notes due 2003           $   300,000      $   300,000
  9 5/8% Senior Notes due 2001            175,000          175,000
  5.7% to 12% Equipment Financing
    Agreements, Installments due 1997
    to 2016                             2,117,834        2,180,430
  8.4% Intercompany Aircraft Loan
    with US Airways Group                       -           68,640
  8.6% Airport Facility Revenue
    Bond due 2022                          27,620           27,620
  7 1/4% Aircraft Purchase Deposit
    Financing due 1998*                    29,155                -
  Other                                         -            2,242
                                       ----------       ----------
                                        2,649,609        2,753,932
Capital Lease Obligations                  49,380           65,496
                                       ----------       ----------
  Total                                 2,698,989        2,819,428
Less Current Maturities                    84,171           77,496
                                       ----------       ----------
                                      $ 2,614,818      $ 2,741,932
                                       ==========       ==========

* See Note 4(d) for additional information with respect to aircraft US Airways has scheduled for delivery in 1998.

     Maturities of long-term debt and debt under capital leases for the next five years:
                                     (in thousands)
                   1997               $     84,171
                   1998                    184,693
                   1999                     77,351
                   2000                    122,569
                   2001                    246,372
             Thereafter                  1,983,833

     Interest rates on $242 million principal amount of long-term debt as of December 31, 1996 are subject to adjustment to reflect prime rate and other rate changes.

     Equipment financings totaling $2.2 billion were collateralized by aircraft and engines with a net book value of approximately $2.3 billion as of December 31, 1996.

4.   COMMITMENTS AND CONTINGENCIES

     (a)  OPERATING ENVIRONMENT

     US Airways improved financial results for 1996 are primarily attributable to favorable capacity and pricing trends in markets it operates in, continued stable domestic economic conditions and the positive influence of its revenue enhancement and cost reduction initiatives. However, US Airways' financial condition, results of operations and future prospects are more susceptible to an economic downturn and competitive influences than most of its major competitors due to its high cost structure amid the growing low cost, low fare environment in the domestic airline industry. As discussed in Note 10, US Airways' financial results for the fourth quarter and full-year 1996 were significantly affected by related party transactions.

     Most of US Airways' operations are in competitive markets, predominantly within the Eastern U.S. In recent years, air carriers with low costs of operations and fare structures have initiated and or expanded into markets served by US Airways. In addition, several of the larger, mature air carriers have developed or indicated their intention to develop similar low cost, low fare operations. In an effort to preserve market share, US Airways has typically responded to the entry of a low cost, low fare competitor into its markets by matching fares and increasing the frequency of service in related markets, generally with the result of diluting US Airways' yield in those markets. US Airways' currently has the highest unit operating costs among the major domestic air carriers and the growth and expansion of low cost, low fare air carriers or operations in US Airways' markets has put considerable pressure on US Airways to reduce operating costs in order to maintain competitiveness.

     US Airways was able to reduce certain non-labor related operating costs during 1996 and 1995 through various organizational changes, process reengineering and reducing or eliminating capacity in unprofitable markets; however, US Airways has not been successful to date in achieving meaningful reductions in its largest expense category, Personnel costs. US Airways believes that its long-term financial viability depends on its success in further reducing its cost of operations, including its Personnel costs.

     As of December 31, 1996, US Airways employed approximately 40,160 full-time equivalent employees. Approximately 26,200, or 65%, of these employees are covered by collective bargaining agreements with various unions, or will be covered by collective bargaining agreements for which initial negotiations are in progress. US Airways' contracts with the International Association of Machinists and Aerospace Workers ("IAM"), which represents US Airways' machinists group, the Air Line Pilots Association ("ALPA"), which represents US Airways' pilots, and the Association of Flight Attendants ("AFA"), which represents US Airways' flight attendants, are open for negotiation and collective bargaining talks are underway. US Airways has not yet reached an initial contract with its fleet service employees, a class of approximately 5,700 employees who are also represented by the IAM. US Airways cannot predict the ultimate outcome of these negotiations or if it will be successful in achieving meaningful wage and benefit concessions from its employees.

     Although a competitive strength in some regards, the concentration of significant operations in the Eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse affect on its financial condition and results of operations. For example, geographically isolated inclement weather and the partial Federal government shutdowns which both occurred during the first quarter of 1996, adversely effected operating revenues and expenses to a greater degree than some of its competitors.

     US Airways' operations are dependent on the availability of aviation fuel. The availability and price of aviation fuel is largely determined by the actions of the nations which compose the Organization of Petroleum Exporting Countries ("OPEC") cartel. OPEC, which currently controls a significant amount of the world's known crude oil reserves, can affect the availability and price of aviation fuel through its production and price-targeting actions. In addition, aviation fuel prices are affected by political events, seasonal factors and other factors generally outside of US Airways' control. US Airways has a diversified aviation fuel supplier network and participates in fuel hedging transactions (see Note 2) in order to ensure aviation fuel availability and partially protect US Airways from temporary aviation fuel price fluctuations.

     (b)  LEASES

     US Airways leases certain aircraft, engines, computer and ground equipment, in addition to the majority of its ground facilities. Ground facilities include executive offices, overhaul and maintenance bases and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

     In addition, US Airways subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through 2021.

     The following amounts applicable to capital leases are included in property and equipment:
                                                 December 31,
                                            ----------------------
                                            1996             1995
                                            ----             ----
                                                 (in thousands)
     Flight equipment                   $ 167,308       $ 192,775
     Ground property and equipment            406           4,767
                                         --------        --------
                                          167,714         197,542
     Less accumulated amortization        125,568         140,212
                                         --------        --------
                                        $  42,146       $  57,330
                                         ========        ========

     As of December 31, 1996, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows:
                                          Capital       Operating
                                          Leases         Leases
                                          -------       ---------
                                              (in thousands)
1997                                    $  21,304      $  704,579
1998                                       10,294         666,706
1999                                       10,295         628,959
2000                                        7,193         623,135
2001                                        4,703         619,755
Thereafter                                 14,109       5,788,942
                                         --------       ---------
  Total minimum lease payments             67,898       9,032,076
  Less sublease rental receipts                           174,655
                                                        ---------
  Total minimum operating lease payments               $8,857,421
                                                        =========
  Less amount representing interest        18,518
                                         --------
  Present value of future minimum
    capital lease payments                 49,380
  Less current obligations under
    capital leases                         15,912
                                         --------
  Long-term obligations under
    capital leases                      $  33,468
                                         ========

     Rental expense under operating leases for 1996, 1995 and 1994 was $731 million, $738 million and $703 million, respectively. The $731 million rental expense for 1996 excludes a credit of $22.5 million related to the US Airways' subleasing of eleven non-operating British Aerospace BAe-146-200 ("BAe-146") aircraft. The $738 million rental expense for 1995 excludes a credit of $4.1 million related to US Airways' subleasing of three non-operating BAe-146 aircraft. See Note 14 for additional information related to US Airways' non-operating BAe-146 aircraft. The $703 million rental expense for 1994 excludes charges of $103 million related to US Airways' grounded BAe-146 fleet and $13 million primarily related to US Airways' decision to cease operations of its remaining Boeing 727-200 aircraft in 1995.

     US Airways also leases certain owned aircraft under noncancelable operating leases which expire in various years through 2002 to both third and related parties, primarily subsidiaries of US Airways Group. See Note 10 - Related Party Transactions. The minimum future rentals to be received by US Airways on these leases are: $12.7 million - 1997; $7.2 million - 1998; $5.4 million - 1999; $4.6 million - 2000; $4.2 million -
2001; and $1.8 million thereafter. The following amounts are applicable to aircraft leased under such agreements as reflected in flight equipment:

                                                December 31,
                                           -----------------------
                                           1996              1995
                                           ----              ----
                                               (in thousands)
     Flight equipment                  $  82,868        $ 192,198
     Less accumulated amortization        36,947           75,089
                                        --------         --------
                                       $  45,921        $ 117,109
                                        ========         ========

     (c)  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of its two aircraft accidents that occurred in July and September 1994 near Charlotte, North Carolina and Pittsburgh, Pennsylvania, respectively. The National Transportation Safety Board ("NTSB") held hearings beginning in September 1994 relating to the July accident and January and November of 1995 relating to the September accident. In April 1995, the NTSB issued its finding of probable causes with respect to the accident near Charlotte. It assigned as probable causes flight crew errors and the failure of air traffic control to convey weather and windshear hazard information. The NTSB has not yet issued its final accident investigation report for the accident near Pittsburgh. The NTSB has indicated that a determination of the cause of the accident is not likely until sometime in 1997. US Airways expects that it will be at least two to three years before the accident litigation and related settlements will be concluded. Litigation resulting from the July 1994 accident in Charlotte was recently tried in U.S. District Court in Columbia, South Carolina. The jury found US Airways was liable for compensatory damages but was not liable for punitive damages. The compensatory damages trials have not been concluded and US Airways cannot estimate possible compensatory damages. However, US Airways believes that it is fully insured with respect to this litigation. Therefore, US Airways believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

     On July 30, 1996, US Airways Group and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways plc ("British Airways"), BritAir Acquisition Corp., Inc., American Airlines Inc. ("American") and American's parent company, AMR Corp. US Airways Group and US Airways claim that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to US Airways Group and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between US Airways Group and British Airways. The lawsuit also claims that the defendants are in violation of U.S. Antitrust laws that prohibit conduct that harms competition. Although the defendants filed motions to dismiss the lawsuit following the filing of the complaint, these motions became superseded on March 5, 1997 when US Airways Group filed an Amended Complaint with the Court based on information gathered in the pre-trial discovery process. The defendants have informed US Airways Group that, in response to the Amended Complaint, they intend to file new motions to dismiss shortly. US Airways is unable to predict at this time the ultimate outcome of this lawsuit.

     In December 1995, US Airways received a Civil Investigative Demand ("CID") from the U.S. Department of Justice relating to US Airways' compliance with the terms of a consent decree entered into in December 1992, as amended in September 1994. The consent decree was entered into to resolve litigation concerning US Airways' methods of disseminating fare data to the Airline Tariff Publishing Company. A CID is a request for information in the course of an antitrust investigation and does not constitute the institution of a civil or criminal action. The CID issued in December 1995 seeks information concerning US Airways' use of travel dates in its fare filings, among other things. Although US Airways believes there will be no further action stemming from this CID, the investigation has not been fully closed.

     In February and March 1995, 39 class action lawsuits were filed in various federal district courts by travel agencies and a travel agency trade association alleging that seven of the major U.S. airlines, including US Airways, violated the antitrust laws when they individually capped travel agent base commissions at $50 for round-trip domestic tickets with base fares above $500 and at $25 for one-way domestic tickets with base fares above $250. The lawsuits were consolidated in the federal district of Minnesota. The plaintiffs sought unspecified treble damages for restraint of trade. In September of 1996 the case against US Airways, and subsequently the cases against the other airlines, were settled. While US Airways believes that its actions in establishing a commission cap were in full compliance with the antitrust laws, the uncertainty and expense of litigation prompted a settlement of the claims. US Airways paid $9.5 million, as part of a total settlement of $85.8 million for all of the defendants. US Airways did not admit liability or wrongdoing and the settlement allowed the commission cap to remain in place. The settlement was approved by the court in January of 1997.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation ("IFPC"). IFPC was US Airways' provider of on-board telephone and interactive data systems (the "IFPC System"). The agreement contemplated the eventual installation of the IFPC System on substantially all of US Airways' aircraft. The IFPC System had been installed on approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. On December 7, 1995, US Airways successfully defended IFPC's emergency motion for a temporary restraining order. On December 13, 1995, IFPC's motion for a preliminary injunction was denied and IFPC has relinquished its right to appeal that decision. IFPC's claim for damages remains pending. In June 1996, US Airways filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. The parties stipulated to lift the automatic stay provided for in the Bankruptcy Code which could allow IFPC's and US Airways' claims to be fully litigated. US Airways is unable to predict at this time the ultimate resolution or potential financial impact on its financial condition and results of operations of these proceedings.

     In May 1995, US Airways Group, US Airways and the Retirement Income Plan for Pilots of USAir, Inc. (the "Pilots' Pension Plan") were sued in federal district court for the District of Columbia by 481 active and retired US Airways pilots alleging violations of the Employee Retirement Income Security Act ("ERISA") by erroneously calculating benefits under the Pilots' Pension Plan. The plaintiffs sought, among other things, damages in excess of $70 million. In May 1996, the court issued a decision in the lawsuit granting US Airways' Motion to Dismiss the majority of the complaint for lack of subject matter jurisdiction, deciding that the dispute must be resolved through the arbitration process. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement of ERISA. There are no significant penalties or damages which can result from this remaining claim. The plaintiffs appealed the court's decision, however, in the opinion of US Airways' counsel, the appeal is unlikely to be successful.

     The Equal Employment Opportunity Commission and various state and local fair employment practices agencies are investigating charges by certain job applicants, employees and former employees of US Airways involving allegations of employment discrimination in violation of Federal and state laws. The plaintiffs in these cases generally seek declaratory and injunctive relief and monetary damages, including back pay. In some instances they also seek classification adjustment, compensatory damages and punitive damages. Such proceedings are in various stages of litigation and investigation, and the outcome of these proceedings is difficult to predict. In US Airways' opinion, however, the disposition of these matters is not likely to have a material adverse effect on its financial condition or results of operations.

     (d)  AIRCRAFT COMMITMENTS

     In June 1995, US Airways entered into agreements with The Boeing Company ("Boeing") and Rolls Royce plc ("Rolls Royce") deferring the delivery of eight 757-200 aircraft from 1996 to 1998. As part of the agreements, the due dates for progress payments associated with the 1996 deliveries were likewise rescheduled. Accordingly, approximately $71 million of progress payments that had been paid by US Airways were refunded to US Airways in the third quarter of 1995. The related long-term debt which financed the deposits was dissolved.

     The following schedule of US Airways' new aircraft deliveries and scheduled payments as of December 31, 1996 (including progress payments, payments at delivery, buyer furnished equipment, spares, and capitalized interest) reflects US Airways' current agreements with Boeing and Rolls Royce as discussed above (dollars in millions):

                           Delivery Period - Firm Orders
                 -------------------------------------------------
                                                    There-
                 1997   1998   1999   2000   2001   after   Total
                 ----   ----   ----   ----   ----   -----   -----
Boeing
  757-200           -      8      -      -      -       -       8
  737-Series*       -      -      -      -      -      40      40
                 ----   ----   ----   ----   ----   -----   -----
    Total           -      8      -      -      -      40      48
                 ====   ====   ====   ====   ====   =====   =====

Payments        $  74   $254  $   -  $   -  $  52  $1,803  $2,183
                 ====   ====   ====   ====   ====   =====   =====

* Purchase agreement includes a provision allowing US Airways to purchase any other Boeing commercial aircraft type in satisfaction of its obligation to purchase forty 737-Series aircraft. Such satisfaction would be accomplished on an "equivalent-seat" basis.

     The above aircraft commitments do not include any amounts related to a contingent contract to acquire up to 400 aircraft from Airbus Industrie. The contract is contingent upon US Airways achieving a competitive cost structure and approval of definitive documentation by US Airways' board of directors.

     During the fourth quarter of 1996, US Airways advised Boeing and Rolls Royce that it does not plan to accept delivery of the eight Boeing 757-200 aircraft that it presently has on firm order and suspended progress payments related to these aircraft. As of December 31, 1996, US Airways had made $58.3 million in progress payments for these aircraft. Subsequently, Boeing alleged, among other things, that US Airways is in default of the 757-200 purchase agreement and that US Airways has also repudiated the purchase agreement related to the 737-Series aircraft scheduled for delivery commencing in 2003. Boeing has purported to terminate both such 757-200 and 737-Series purchase agreements, an action which US Airways believes is not supported by law or the facts, and has claimed almost $450 million as damages for US Airways' alleged breach of such agreements. US Airways subsequently advised Boeing, among other things, that US Airways rejects Boeing's asserted legal basis for termination of such agreements. In addition, US Airways stated that it would hold Boeing responsible for any damages incurred as a result of Boeing's unlawful termination and demanded immediate return of all payments made by US Airways in furtherance of the 737-Series purchase agreement, together with interest from the date of payment. US Airways also expressed its belief that Boeing is legally committed to pursue contract resolutions in good faith. Notwithstanding the formal legal positions of the parties, both sides have expressed a desire to resolve this dispute on a mutually satisfactory basis. US Airways cannot predict whether Boeing will seek to exercise remedies against US Airways and if so, whether the effect on US Airways' financial condition or results of operations would be material.

     US Airways has a commitment to purchase hush kits for certain of its Douglas DC-9-30 and Boeing 737-200 aircraft. The installation of these hush kits will bring the aircraft into compliance with Federal Aviation Administration Stage 3 noise level requirements. The projected payments associated with the purchase of the hush kits are $19.7 million during 1997 and $32.1 million during 1998 and 1999.

     (e)  CONCENTRATION OF CREDIT RISK

     US Airways invests available cash in money market securities of various banks, commercial paper of financial institutions and other companies with high credit ratings and securities backed by the United States government.

     As of December 31, 1996, most of US Airways' receivables related to tickets sold to individual passengers through the use of major credit cards (42%) or to tickets sold by other airlines (17%) and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. US Airways does not believe it is subject to any significant concentration of credit risk.

     (f)  GUARANTEES

     As of December 31, 1996, US Airways guaranteed payments of debt and lease obligations of Piedmont Airlines, Inc. ("Piedmont") and PSA Airlines, Inc. ("PSA"), both wholly-owned subsidiaries of US Airways Group, totaling $83.6 million.

     US Airways also guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve airport and maintenance facilities. Under related lease arrangements, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the bonds. As of December 31, 1996 the principal amount of these bonds outstanding was $77.5 million.

5.   INCOME TAXES

     Effective January 1, 1993, US Airways adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 required a change from the deferred method under Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. US Airways files a consolidated Federal income tax return with its parent company, US Airways Group. US Airways Group and its wholly-owned subsidiaries have executed a tax sharing agreement which allocates tax and tax items, such as net operating losses and tax credits between members of the group based on their proportion of taxable income and other items. This tax sharing and allocation impacts the deferred tax assets and liabilities reported by each corporation on a separate company basis. Accordingly, US Airways' tax expense is based on its taxable income (loss), taking into consideration its allocated tax loss carryforwards and tax credit carryforwards.

           (this space intentionally left blank)

     The components of the provision for income taxes are as follows:

                                         1996      1995      1994
                                         ----      ----      ----
                                              (in thousands)
Current provision:
  Federal                              $4,432    $4,107    $    -
  State                                 3,026       301         -
                                        -----     -----     -----
    Total current provision             7,458     4,408         0
                                        -----     -----     -----
Deferred provision:
  Federal                                   -         -         -
  State                                   353         -         -
                                        -----     -----     -----
    Total deferred provision              353         0         0
                                        -----     -----     -----

Provision for income taxes             $7,811    $4,408   $     0
                                        =====     =====    ======

     In 1996, US Airways was not subject to regular Federal income tax as a result of using $320 million in Federal net operating loss carryforwards. However, US Airways was subject to Federal alternative minimum tax ("AMT"). Approximately $318 million in AMT net operating loss carry-forwards and approximately $148 million in state net operating loss carryforwards were utilized to reduce the Federal and state tax liabilities.

     The significant components of deferred income tax expense
(benefit) for the years ended December 31, 1996, 1995, and 1994, are as follows:

                                       1996      1995       1994
                                       ----      ----       ----
                                            (in thousands)
Deferred tax expense (benefit)
  (exclusive of the other
  components listed below)         $ 90,583  $ 17,779  $(234,269)
Increase (decrease) for the
  year in the valuation
  allowance for deferred tax
  assets                            (90,230)  (17,779)   234,269
                                    -------   -------   --------
     Total                         $    353  $      0  $       0
                                    =======   =======   ========

           (this space intentionally left blank)

     A reconciliation of taxes computed at the statutory Federal tax rate on earnings before income taxes to the provision (credit) for income taxes is as follows:

                                       1996      1995       1994
                                       ----      ----       ----
                                            (in thousands)
Tax provision (credit) computed
  at Federal statutory rate        $ 66,865  $ 13,089  $(250,664)
Book expenses not deductible
  for tax purposes                   16,535    15,088     15,691
Limitation in recognizing tax
  benefit of net operating
  loss/credits                            -         -    234,973
Utilization of Federal net
  operating loss which reduced
  valuation allowance              (111,920)   (7,778)         -
State income tax provision,
  net of Federal tax benefit          2,320       196          -
Current year temporary differences
  which reduced valuation allowance  29,579   (20,293)         -
Alternative minimum tax which
  increased valuation allowance       7,208     3,384          -
Other                                (2,776)      722          -
                                   --------   -------   --------
Provision for income taxes        $   7,811  $  4,408  $       0
                                   ========   =======   ========

Effective tax rate                        4%       12%         0%
                                   ========   =======   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1996, 1995 and 1994 are presented below:

                                   1996        1995        1994
                                   ----        ----        ----
                                         (in thousands)
Deferred tax assets:
  Leasing transactions        $  153,952  $  168,813  $  164,513
  Tax benefits purchased/sold     54,173      67,348      76,784
  Gain on sale and leaseback
    transactions                 134,090     146,387     154,246
  Employee benefits              606,213     510,213     498,710
  Net operating loss
    carryforwards                473,918     627,357     657,870
  Alternative minimum tax
    credit carryforwards          32,681      25,819      20,881
  Investment tax credit
    carryforwards                 48,720      48,720      47,880
  Other deferred tax assets      156,811      95,358      85,005
                               ---------   ---------   ---------
    Total gross deferred tax
      assets                   1,660,558   1,690,015   1,705,889
  Less valuation allowance      (695,076)   (785,306)   (803,085)
                               ---------   ---------   ---------
    Net deferred tax assets      965,482     904,709     902,804
Deferred tax liabilities:
  Equipment depreciation and
    amortization                 927,442     871,056     866,356
  Other deferred tax
    liabilities                   38,393      33,653      36,448
                               ---------   ---------   ---------
    Total deferred tax
      liabilities                965,835     904,709     902,804
                               ---------   ---------   ---------
    Net deferred tax
      liabilities             $      353  $        0  $        0
                               =========   =========   =========

     Included in "Other Deferred Tax Assets" above for 1996, 1995 and 1994 are approximately $79 million, $38 million and $16 million, respectively, of tax assets which originate from subsidiaries of US Airways Group in accordance with US Airways'
Tax Sharing Agreement.

     The valuation allowance for deferred tax assets decreased approximately $90 million in 1996, decreased approximately $18 million in 1995, and increased approximately $234 million in 1994.

     As of December 31, 1996, US Airways had unused net operating losses of $1.4 billion for Federal tax purposes, which expire in the years 2006 to 2009. US Airways also has available, to reduce future taxes payable, $251 million alternative minimum tax net operating losses expiring in the year 2009, $49 million of investment tax credits expiring in the years 2002 to 2003, and $33 million of alternative minimum tax credits which do not expire. The Federal income tax returns of US Airways through 1986 have been examined and settled with the Internal Revenue Service.

6.   STOCKHOLDER'S EQUITY AND DIVIDEND RESTRICTIONS

     US Airways Group owns all of the outstanding common stock of US Airways. US Airways' board of directors has not authorized the payment of dividends to US Airways Group since 1988. In addition, US Airways, organized under the laws of the State of Delaware, may be subject to certain legal restrictions on its ability to pay dividends on or repurchase or redeem its own shares of capital stock. Covenants related to US Airways' 10% and 9 5/8% Senior Unsecured Notes currently do not permit the payment of dividends by US Airways to US Airways Group. However, these covenants do not restrict US Airways from loaning or advancing funds to US Airways Group.

     The provisions of Statement of Accounting Standards No. 87, "Employers' Accounting for Pensions," require the recognition of a minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recognized by US Airways as a liability with an offsetting intangible asset (see Note 1(e)). Because the intangible asset recognized may not exceed the amount of unrecognized prior service cost on an individual plan basis, the balance is reported as a separate reduction of Stockholder's Equity (Deficit) as of December 31, 1996 and 1995. See also Note 9.

7.   EMPLOYEE STOCK OWNERSHIP PLAN

     In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its Common Stock to an Employee Stock Ownership Trust (the "Trust") to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111.4 million for its purchase of shares and US Airways contributed an additional $2.2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since the Company did not pay dividends on any shares held by the Trust for the years ended December 31, 1996, 1995 and 1994, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $11.4 million in each of 1996, 1995 and 1994. The interest portion of these contributions was $10.3 million in 1996, $10.4 million in 1995 and $10.5 million in 1994. Approximately 582,000 shares of Common

Stock have been released or committed to be released as of December 31, 1996. US Airways recognized approximately $4 million of compensation expense related to the ESOP in each of 1996, 1995 and 1994 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $83.5 million, $87.2 million and $90.9 million as of December 31, 1996, 1995 and 1994, respectively.

8.   EMPLOYEE BENEFIT PLANS

     (a)  PENSION PLANS

     US Airways has several pension plans in effect covering substantially all of its employees. One qualified defined benefit plan covers US Airways' maintenance employees and provides benefits of specified amounts based on periods of service. Qualified defined benefit plans for substantially all other employees provide benefits based on years of service and compensation. The qualified defined benefit plans for domestic employees are funded, on a current basis, to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Liabilities related to pension plans covering foreign employees are calculated in accordance with generally accepted accounting principles and funded in accordance with the laws of the individual country.

     In 1996, US Airways changed the annual measurement date for its pension plan assets and liabilities to September 30 from December 31. The change in measurement date is considered a change in a method of accounting and Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20"), requires that the cumulative effect of such a change be recognized as an adjustment to retained earnings. The change in measurement date had no material cumulative effect on pension expense for prior years and thus no adjustment was recognized. For purposes of determining whether a minimum pension liability existed as of September 30, 1996, plan contributions made in the fourth quarter of 1996 were included in plan assets.

           (this space intentionally left blank)

     The funded status of US Airways' qualified defined benefit plans:
                                                      1996                          1995
                                           ---------------------------   ---------------------------
                                                 Plans in Which               Plans in Which
                                           ---------------------------   ---------------------------
                                               Plan            ABO           Plan            ABO
                                           Assets Exceed     Exceeds     Assets Exceed     Exceeds
                                               ABO         Plan Assets       ABO         Plan Assets
                                           -------------   -----------   -------------   -----------
                                                                  (in millions)
Fair value of plan assets                     $ 2,168        $   305        $   993        $ 1,419

Actuarial present value of:
  Vested benefit obligation                     2,050            369            929          1,603
  Nonvested benefit obligation                     23             13             29             22
                                               ------         ------         ------         ------
    ABO based on salaries to date               2,073            382            958          1,625
    Additional benefits based on
      estimated future salary levels              653              -            130            598
                                               ------         ------         ------         ------
Projected benefit obligation ("PBO")            2,726            382          1,088          2,223

PBO in excess of fair value of plan assets       (558)           (77)           (95)          (804)
Contributions from October 1, 1996
  through December 31, 1996                        45             12              -              -
Unrecognized net transition asset                 (22)            (9)            (2)           (34)
Unrecognized prior service (credit) cost          (13)            75              -             66
Unrecognized net loss                             506             40            312            571
                                               ------         ------         ------         ------
  Pension (liability) or asset
    before adjustment                             (42)            41            215           (201)
                                               ------         ------         ------         ------
Adjustment for minimum
  pension liability *                               -           (106)             -           (149)
                                               ------         ------         ------         ------
Pension (liability) or asset as
  adjusted and recognized in
  Consolidated Balance Sheets                 $   (42)       $   (65)       $   215        $  (350)
                                               ======         ======         ======         ======

See Note 8(f).


     The weighted average assumptions used to determine the actuarial present value of the PBO:

                                        1996              1995
                                       ------            ------
Discount rate                           8.00%             7.25%
Rate of increase in
  compensation levels                   3.52%             3.54%
Expected long-term rate
  of return on plan assets              8.84%             9.33%

Components of plan assets:
Cash equivalents and
  short-term investments                  11%                7%
Equity investments*                       27%               26%
Fixed income and other investments        62%               67%

*  Plan assets as of December 31, 1995 include 205 shares of US
Airways Group Common Stock.

     The components of the net periodic pension cost for the qualified defined benefit plans:

                                   1996        1995        1994
                                   ----        ----        ----
                                          (in millions)

Service cost (benefits earned
  during the period)             $  143      $   92      $  124
Interest cost on PBO                250         216         216
Actual return on plan assets        (55)       (539)         48
Net amortization and deferral      (132)        371        (254)
                                  -----       -----       -----
Net periodic pension cost        $  206      $  140      $  134
                                  =====       =====       =====

      Non-qualified supplemental pension plans are established for certain employee groups, which provide incremental pension payments from US Airways' funds so that total pension payments equal amounts that would have been payable from US Airways' qualified pension plans if it were not for limitations imposed by Federal income tax regulations.

     The status of US Airways' non-qualified supplemental plans:

                                                1996       1995
                                                ----       ----
                                                 (in millions)

Fair value of plan assets                     $    -     $    -
Actuarial present value of:
  Vested benefit obligation                       31         30
  Nonvested benefit obligation                     1          2
                                               -----      -----
    ABO based on salaries to date                 32         32
    Additional benefits based on
      estimated future salary levels               1          2
                                               -----      -----
    PBO                                           33         34
                                               -----      -----

PBO in excess of fair value of plan assets       (33)       (34)
Contributions from October 1, 1996 through
  December 31, 1996                                1          -
Unrecognized net transition asset                  -          -
Unrecognized prior service cost                    2          3
Unrecognized net loss                              3          8
                                               -----      -----
Pension (liability) or asset before
  adjustment                                     (27)       (23)
Adjustment for minimum pension liability *        (7)       (11)
                                               -----      -----
Unfunded supplemental liability as
  adjusted and recognized in
  Consolidated Balance Sheets                 $  (34)    $  (34)
                                               =====      =====

*  See Note 8(f).

     The discount rate used to determine the actuarial present value of the PBO was 8.00% and 7.25% as of September 30, 1996 and December 31, 1995, respectively. A rate of 6% was used to estimate future salary levels in 1996 and 1995.

           (this space intentionally left blank)

     The components of net periodic supplemental pension expense for the non-qualified supplemental pension plans:

                                   1996        1995        1994
                                   ----        ----        ----
                                          (in millions)

Service cost (benefits earned
  during the period)             $    2      $    -      $    -
Interest cost on PBO                  2           2           2
Actual return on plan assets          -           -           -
Net amortization and deferral         6          (1)         21
                                  -----       -----       -----
Net periodic supplemental
  pension cost                   $   10      $    1      $   23
                                  =====       =====       =====

     In addition to the qualified and non-qualified defined benefit plans described above, US Airways also contributes to certain defined contribution plans. US Airways' contributions are based on a formula which considers the age and earnings of each employee and the amount of employee contributions. In addition, certain qualified defined contribution plans contain a requirement for profit sharing contributions if US Airways Group achieves a certain pre-tax margin level. US Airways' expense related to its defined contribution plans, excluding expenses related to its ESOP (see Note 7), was $59 million, $64 million and $43 million for 1996, 1995 and 1994, respectively. The 1996 expense amount includes $4.8 million related to the profit sharing component of its defined contribution plan. US Airways made no contributions related to the profit sharing component of its defined contribu-tion plans in 1995 or 1994 because US Airways Group did not achieve the prescribed pre-tax margin level. The 1995 expense amount includes a catch up adjustment of $11.6 million for new employer match contributions for certain collective bargaining groups.

     (b)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     US Airways offers medical and life insurance benefits to certain employees who retire from US Airways and their eligible dependents. The medical benefits provided by US Airways are coordinated with Medicare benefits. Retirees generally contribute amounts towards the cost of their medical expenses based on years of service with US Airways. US Airways provides uninsured death benefit payments to survivors of retired employees for stated dollar amounts, or in the case of retired pilot employees, death benefit payments determined by age and level of pension benefit. The plans for postretirement medical and death benefits are funded on a pay-as-you-go basis.

     In 1996, US Airways changed the annual measurement date for postretirement benefit liabilities to September 30 from December
31. The change in measurement date is considered a change in a method of accounting and APB 20 requires that the cumulative effect of such a change be recognized as an adjustment to retained earnings. The change in measurement date had no material effect on postretirement benefit expenses for prior years and thus no adjustment was recognized.

           (this space intentionally left blank)

     The status of the plans:
                                              1996        1995
                                             ------      ------
                                                 (in millions)

Plan assets at fair value                   $     -     $     -

Accumulated Postretirement Benefit
  Obligation ("APBO"):
    Retirees                                    326         338
    Fully eligible active plan
      participants                              170         176
    Other plan participants                     454         482
                                             ------      ------
      Total APBO                                950         996

APBO in excess of plan assets                  (950)       (996)

    Contributions from October 1, 1996
      through December 31, 1996                   7           -
    Unrecognized prior service credits         (143)       (155)
    Unrecognized net (gain) loss                (34)        112
                                             ------      ------
Accrued postretirement benefit liability    $(1,120)    $(1,039)
                                             ======      ======

     The assumptions used to determine the APBO:

                                    1996               1995
                                    -----              -----
Discount rate                       8.00%              7.25%
Rate of increase in
  compensation levels          3.00% to 6.00%     3.00% to 6.00%
Health care cost trend              7.50%              8.50%

     The components of net periodic postretirement benefit expense:

                                   1996        1995        1994
                                   ----        ----        ----
                                          (in millions)

Service cost (benefits earned
  during the period)             $   44      $   29      $   36
Interest cost on APBO                74          65          60
Net amortization and deferral       (11)        (15)        (12)
                                  -----       -----       -----
Net periodic postretirement
  benefit expense                $  107      $   79      $   84
                                  =====       =====       =====

     The assumed health care cost trend rate used in measuring the APBO was 7.5% in 1996, declining by 1% per year after 1996 to an ultimate rate of 4.5%. If the assumed health care cost trend rates were increased by one percentage point, the APBO at September 30, 1996 would be increased by 10% and 1996 periodic postretirement benefit expense would increase 12%.

     (c)  POSTEMPLOYMENT BENEFITS

     US Airways provides certain postemployment benefits to all of its employees. In 1993, US Airways adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the use of an accrual method to recognize postemployment benefits such as severance, disability-related and workers' compensation benefits. US Airways records the expense for these benefits once a triggering event occurs.

9.   PROFIT SHARING

     In exchange for temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits concessions and the freeze of the defined benefit plan for certain non-contract employees, affected US Airways employees participate in a profit sharing program and were granted stock options to purchase US Airways Group Common Stock (see related discussion under Note 1(f)). This profit sharing program was designed to recompense those US Airways employees whose pay had been reduced in an amount equal to (i) two times salary forgone plus (ii) one time salary forgone (subject to a minimum of $1,000) for the freeze of the defined benefit pension plan for certain non-contract employees. US Airways has recognized charges of $213.5 million, including $121.6 million and $49.7 million in 1996 and 1995, respectively. Cash distributions to participants of $213.5 million have also been made, including $74.9 million and $3.3 million in 1996 and 1995, respectively, and a final cash distribution in the first quarter of 1997 of $129.1 million. After the first quarter 1997 payment, US Airways' obligations under this profit sharing program were satisfied and this program ceased.

     US Airways' ESOP and Defined Contribution Retirement Program ("DCRP") each have profit sharing components. Under the ESOP, each eligible US Airways employee receives Common Stock shares based on his or her compensation relative to the total compensation of all participants and the number of Common Stock shares in the allocation pool. When US Airways' return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of Common Stock shares in the allocation pool (see Note 7). US Airways did not make any provision for profit sharing contributions in connection with the profit sharing component of the ESOP during 1996 or 1995. Under the DCRP, US Airways makes additional contributions to participant accounts when US Airways Group achieves certain prescribed pre-tax margin levels (see Note 8(a)). US Airways' 1996 results of operations reflect a provision of $4.8 million for the profit sharing component of the DCRP. In 1995, US Airways' results did not achieve the prescribed pre-tax margin levels. Accordingly, US Airways made no such provision in 1995 for this program.

10.  RELATED PARTY TRANSACTIONS

     (a)  PARENT COMPANY

     US Airways' balance sheet line item, Payable to parent company, includes intercompany loans from US Airways Group which arise in the normal course of business. These loans bear interest at market rates which are reset quarterly.

     As of December 31, 1995, US Airways had a $68.6 million 8.4% note payable to US Airways Group related to US Airways Group's purchase of aircraft-secured debt obligations of US Airways. US
Airways repaid the note in February 1996.

     Net interest expense related to the notes payable and intercompany loans was $19.7 million, $7.8 million and $11.3 million for the years 1996, 1995 and 1994, respectively.

     (b)  REGIONAL AIRLINE SUBSIDIARIES OF US AIRWAYS GROUP

     Effective October 1, 1996, US Airways began purchasing all of the capacity (available seat miles or "ASMs") generated by US Airways Group's three wholly-owned regional airline subsidiaries, Allegheny Airlines, Inc. ("Allegheny"), Piedmont and PSA, at a rate per ASM that is determined by US Airways on a monthly basis and, concurrently, recognizing revenues that result from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to produce the capacity. During the fourth quarter of 1996, US Airways recorded US Airways Express transportation revenues of $145.1 million and US Airways Express capacity purchases (expenses) of $93.0 million related to this program. The revenues and expenses recognized by US Airways during the fourth quarter of 1996 related to this program may not be indicative of future revenues and expenses associated with this program. The revenues and expenses associated with this program are eliminated during the consolidation of US Airways Group's results of operations.

     US Airways provides various services including passenger handling, contract training and catering. US Airways recognized other operating revenues of approximately $63.5 million, $46.5 million and $43.5 million related to these services for the years 1996, 1995 and 1994, respectively. These regional airlines also perform passenger and ground handling for US Airways at certain airports for which US Airways recognized other operating expenses of approximately $18.7 million, $21.0 million and $15.3 million for the years 1996, 1995 and 1994 respectively.

     US Airways also leases or subleases certain turboprop aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements of approximately $14.4 million, $18.7 million and $22.0 million for the years 1996, 1995 and 1994, respectively. US Airways entered into a sale-leaseback arrangement with Allegheny during 1994 involving certain turboprop aircraft (in return, US Airways subleases these same aircraft back to Allegheny). This arrangement was terminated in September 1996. US Airways recognized other operating expenses related to the lease of these aircraft from Allegheny of approximately $6.0 million, $9.8 million and $3.1 million for 1996, 1995 and 1994, respectively.

     US Airways' receivables from and payables to these regional airlines were approximately $17.3 million and $34.1 million, respectively, as of December 31, 1996 and $9.6 million and $1.6 million, respectively, as of December 31, 1995. As a result of the capacity purchase program discussed above, liabilities related to tickets sold for travel on the regional airline subsidiaries are included in the US Airways' Traffic balances payable and unused tickets. As of December 31, 1995 US Airways' Traffic balances payable and unused tickets included $30.8 million owed to the regional airline subsidiaries for passengers flown by the regional airline subsidiaries on behalf of US Airways during the month of December 1995.

     (c)  OTHER US AIRWAYS GROUP SUBSIDIARIES

     US Airways leases certain aircraft to US Airways Group's wholly-owned subsidiary USAir Leasing and Services, Inc. ("USAir Leasing and Services"). USAir Leasing and Services subleases these aircraft to third parties. US Airways recognized other operating revenues related to these arrangements of approximately $4.3 million, $4.6 million and $2.2 million for the years 1996, 1995 and 1994, respectively.

     US Airways purchases a portion of its aviation fuel from US Airways Group's wholly-owned subsidiary USAir Fuel Corporation ("Fuel Corp."), which acts as a fuel wholesaler to US Airways in certain circumstances. US Airways' aviation fuel purchases were approximately $205.9 million, $104.9 million and $57.8 million for the years 1996, 1995 and 1994, respectively. US Airways' accounts payable to Fuel Corp. was $17.4 million and $20.7 million as of December 31, 1996 and 1995, respectively.

     The OR Group, Inc. (the "OR Group") was a wholly-owned subsidiary of US Airways Group incorporated in February 1996 and dissolved in the fourth quarter of 1996. OR Group provided resource allocation consulting services and decision-making support systems to US Airways, which assumed these activities upon OR Group's dissolution. US Airways recorded other operating expenses of $6.1 million for the year 1996 related to these services.

     (d)  BRITISH AIRWAYS

     On January 21, 1993, US Airways Group and British Airways entered into an Investment Agreement under which a wholly-owned subsidiary of British Airways purchased certain series of convertible preferred stock and British Airways entered into code sharing and wet lease arrangements with US Airways. US Airways is terminating its code sharing arrangement with British Airways effective March 29, 1997 and the final wet lease arrangement expired May 31, 1996. As of December 31, 1996, British Airways' total voting interest in US Airways Group was approximately 23%.

     US Airways wet leased Boeing 767-200ER aircraft, including cockpit and cabin crews, to British Airways in order to serve three routes between the U.S. and London beginning June 1993. US Airways recognized other operating revenues of approximately $12.6 million, $63.6 million and $60.7 million for the years 1996, 1995 and 1994, respectively, related to the wet lease arrangements. These revenues were offset by an equal amount of other operating expenses.

     US Airways also has various agreements with British Airways for ground handling at certain airports, contract training and other services. US Airways recognized other operating revenues of approximately $5.8 million, $4.9 million and $6.4 million for the years 1996, 1995 and 1994, respectively, related to the services US Airways performed for British Airways.

     US Airways' current receivables from and payables to British
Airways were approximately $8.0 million and $5.5 million, respectively, as of December 31, 1996 and $11.5 million and $5.3 million, respectively, as of December 31, 1995.

     US Airways has a long-term receivable from British Airways related to three U.S. to London routes that US Airways relinquished at the time of implementation of a code sharing arrangement with British Airways. The balance of the receivable was approximately $40.7 million and $45.4 million as of December 31, 1996 and 1995, respectively. Payments began in December 1995 in conjunction with the termination of the first wet lease arrangement and continue annually for nine years.

11.  SELECT FINANCIAL INFORMATION - USAM INVESTMENTS

     USAM's equity in the earnings of ATS, GIP and GJP for the years 1996, 1995 and 1994 was as follows (in thousands):

                                     1996       1995       1994
                                    ------     ------     ------
Apollo Travel Services
  Partnership (ATS)                $19,188    $20,708    $20,089
Galileo International
  Partnership (GIP)                 17,213     13,320      6,081
Galileo Japan Partnership (GJP)        201        518        365
                                    ------     ------     ------
                                   $36,602    $34,546    $26,535
                                    ======     ======     ======

     The following is summarized financial information for these partnerships (combined, in millions):
                                          As of December 31,
                                          ------------------
                                          1996          1995
                                          ----          ----
                                       (Unaudited)
Current assets                           $ 357         $ 405
Noncurrent assets                          480           512
                                          ----          ----
  Total assets                             837           917
                                          ----          ----
Current liabilities                        227           294
Long-Term liabilities                      209           228
                                          ----          ----
  Total liabilities                        436           522
                                          ----          ----
    Net assets                           $ 401         $ 395
                                          ====          ====

                                      Years Ended December 31,
                                  -------------------------------
                                   1996         1995         1994
                                  -----        -----        -----
                               (Unaudited)
Service revenues                 $1,466       $1,327       $1,193
Cost and expenses                 1,207        1,103        1,046
                                  -----        -----        -----
  Net earnings                   $  259       $  224       $  147
                                  =====        =====        =====

     USAM received distributions from GIP, GJP and ATS of approximately $4.1 million, $0.1 million and $44.5 million (including a special distribution from ATS of $33.7 million during the second quarter of 1996 which represented a distribution of cash to partners), respectively, during 1996. USAM received distributions from GIP, GJP and ATS of approximately $2.6 million, $0.2 million and $11.2 million, respectively, during 1995.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents selected quarterly financial data for 1996 and 1995:

                          First     Second      Third     Fourth
                         Quarter    Quarter    Quarter    Quarter
                         -------    -------    -------    -------
                                       (in millions)
1996
Operating revenues       $ 1,740    $ 1,994    $ 1,924    $ 2,047
Operating income (loss)  $    (9)   $   207    $    97    $    74
Net income (loss)        $   (55)   $   161    $    28    $    50

1995
Operating revenues       $ 1,664    $ 1,852    $ 1,743    $ 1,725
Operating income (loss)  $   (50)   $   135    $    66    $    84
Net income (loss)        $  (102)   $    85    $    17    $    34

See Note 14 - Non-Recurring and Unusual Items.

See Note 10(b) with respect to US Airways' capacity purchase arrangements with US Airways Group's regional airline subsidiaries implemented during the fourth quarter of 1996.

Note: The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.

13.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     The components of certain accounts in the accompanying Consolidated Balance Sheets are as follows:
                                                  December 31,
                                            ---------------------
                                               1996        1995
                                               ----        ----
                                                (in thousands)
(a)  Cash and cash equivalents:
     Cash                                 $   20,154   $  11,298
     Cash equivalents, at cost which
       approximates market                   929,980     868,315
                                           ---------    --------
                                          $  950,134   $ 879,613
                                           =========    ========
(b)  Receivables, net:
     Accounts receivable                  $  354,671   $ 333,859
     Less allowance for doubtful accounts     11,953      12,104
                                           ---------    --------
                                          $  342,718   $ 321,755
                                           =========    =========
(c)  Materials and supplies, net:
     Materials and supplies               $  353,994   $ 383,910
     Less allowance for obsolescence         142,810     161,665
                                           ---------    --------
                                          $  211,184   $ 222,245
                                           =========    ========
(d)  Accrued expenses:
     Salaries and wages*                  $  419,688   $ 342,391
     All other                               654,085     613,054
                                           ---------    --------
                                          $1,073,773   $ 955,445
                                           =========    ========

* Includes amounts related to profit sharing. See Note 9 for additional information.

Note: Certain 1995 amounts have been reclassified to conform with 1996 classifications.

14.  NON-RECURRING AND UNUSUAL ITEMS

     (a)  1996

     US Airways' results for 1996 include two non-recurring items recorded during the second quarter of 1996 related to its subleasing of 11 non-operating BAe-146 aircraft (see Note 14 (b) and 14 (c) below). US Airways reversed $22.5 million of previously accrued rent obligations related to these aircraft against Aircraft rent expense and reversed $7.0 million against Aircraft maintenance expense related to previously accrued lease return provisions. US Airways may reverse additional amounts related to the 1994 non-recurring charge in future periods dependent upon its success and the terms at which the remaining five grounded BAe-146 aircraft are subleased or otherwise disposed.

     (b)  1995

     In the fourth quarter of 1995, US Airways reversed $4.1 million of the $132.8 million non-recurring charge related to its grounded BAe-146 fleet that was recorded in the fourth quarter of 1994 (see Note 14 (c) below). The reversal, a credit to Aircraft rent expense, reflects the successful remarketing by US Airways of three of these aircraft.

     (c)  1994

     US Airways' results for 1994 include (i) a $132.8 million charge related to its grounded BAe-146 fleet, recorded in the fourth quarter of 1994 (During 1994, US Airways again evaluated the secondary market for its non-operating BAe-146 aircraft and determined that it was probable that it would not be successful in its efforts to sublease or otherwise dispose of these assets (before lease expiry). Considering this analysis, US Airways did not include a provision for any potential subleasing activity in determining the amount of the 1994 charge.); (ii) a $54.0 million charge for obsolete inventory and rotables to reflect market value, recorded in the fourth quarter of 1994; (iii) a $50.0 million addition to Passenger Transportation revenues in the fourth quarter of 1994 to adjust estimates made during the first three quarters of 1994; (iv) a $40.1 million charge primarily related to US Airways' decision to cease operations of its remaining Boeing 727-200 aircraft in 1995, recorded in the third quarter of 1994; (v) a $25.9 million charge related to US Airways' decision to substantially reduce service between Los Angeles and San Francisco and close its San Francisco crew base, recorded in the third quarter of 1994; and (vi) an $18.6 million gain resulting from the accounting treatment of the hull insurance recovery on the aircraft lost in the September, 1994 accident, recorded in the third quarter of 1994.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.




















             (this space intentionally left blank)

                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 21, 1997 and is incorporated herein by reference. Information concerning executive officers of the Company is set forth in Item 1 of the Report under the caption "Executive Officers" in reliance on General Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May
21, 1997 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May
21, 1997 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May
21, 1997 and is incorporated herein by reference.




              (this space intentionally left blank)

                           PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a) The following documents are filed as part of this report:

1.  CONSOLIDATED FINANCIAL STATEMENTS

     (i) The following consolidated financial statements of US Airways Group are included in Part II, Item 8A. of this report:
      -Consolidated Statements of Operations for each of the Three
       Years Ended December 31, 1996
      -Consolidated Balance Sheets as of December 31, 1996 and
       1995
      -Consolidated Statements of Cash Flows for each of the Three
       Years Ended December 31, 1996
      -Consolidated Statements of Changes in Stockholders' Equity
       (Deficit) for each of the Three Years Ended December 31,
       1996
      -Notes to Consolidated Financial Statements

     (ii) The following consolidated financial statements of US Airways are included in Part II, Item 8B. of this report:
      -Consolidated Statements of Operations for each of the Three
       Years Ended December 31, 1996
      -Consolidated Balance Sheets as of December 31, 1996 and
       1995
      -Consolidated Statements of Cash Flows for each of the Three
       Years Ended December 31, 1996
      -Consolidated Statements of Changes in Stockholder's Equity
       (Deficit) for each of the Three Years Ended December 31,
       1996
      -Notes to Consolidated Financial Statements

2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     (i)  Independent Auditors' Report on the Consolidated
          Financial Statement Schedule of US Airways Group.
      -Consolidated Financial Statement Schedule - Three Years
       Ended December 31, 1996:

      VIII Valuation and Qualifying Accounts and Reserves

     (ii) Independent Auditors' Report on the Consolidated
          Financial Statement Schedule of US Airways.

      -Consolidated Financial Statement Schedule - Three Years
       Ended December 31, 1996:

      VIII Valuation and Qualifying Accounts and Reserves

     All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

(B)  REPORTS ON FORM 8-K

DATE OF REPORT                SUBJECT OF REPORT

February 27, 1997  News release dated February 27, 1997 of US
                   Airways Group, Inc. announcing the change of the Company's name from USAir Group, Inc. to US Airways Group, Inc. and the change of USAir, Inc. to US Airways, Inc.

January 30, 1997   News release dated January 28, 1997 of US
                   Airways Group, Inc. announcing the resignation of Robert Ayling, Roger P. Maynard and Derek
                   M. Stevens from the board of directors of US
                   Airways Group, Inc.

January 22, 1997   News release dated January 22, 1997 of US
                   Airways Group, Inc. and US Airways, Inc. with consolidated statements of operations for both companies for the three months and year ended
                   December 31, 1996, and select operating and financial statistics for US Airways, Inc.

December 20, 1996  Letter, dated December 17, 1996, from British
                   Airways plc ("British Airways") to US Airways Group, Inc. giving notice that British Airways' wholly-owned subsidiary, BritAir Acquisition Corp. Inc. ("BritAir") intends to sell in one or more underwritten public offerings or privately negotiated transactions all of the 30,000 shares of Series F Cumulative Convertible Senior Preferred Stock, the 152.1 shares of Series T-1 Cumulative Convertible Exchangeable Senior Preferred Stock and the 9,919.8 shares of Series T-2 Cumulative Convertible Exchangeable Senior Preferred Stock of US Airways Group, Inc. which are owned by BritAir.

3.  EXHIBITS

DESIGNATION                   DESCRIPTION

3.1 Restated Certificate of Incorporation of US Airways Group, Inc. ("US Airways Group") (incorporated by reference to Exhibit 3.1 to US Airways Group's Registration Statement on Form 8-B dated January 27,
         1983), including the Certificate of Amendment dated May 13, 1987 (incorporated by reference to Exhibit 3.1 to US Airways Group's and US Airways, Inc.'s ("US Airways") Quarterly Report on Form 10-Q for the quarter ended March 31, 1987), the Certificate of Increase dated June 30, 1987 (incorporated by reference to Exhibit 3 to US Airways Group's and US Airways' Quarterly Report on Form 10-Q for the quarter ended June 30, 1987), the Certificate of Increase dated October 16, 1987 (incorporated by reference to Exhibit 3.1 to US Airways Group's and US Airways' Quarterly Report on Form 10-Q for the quarter ended September 30, 1987), the Certificate of Increase dated August 7, 1989 (incorporated by reference to Exhibit 3.1 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1989), the Certificate of Increase dated April 9, 1992 (incorporated by reference to Exhibit 3.1 to US Airways Group's and US Airways' Annual Report on Form 10-K for the year ended December 31, 1992), the Certificate of Increase dated January 21, 1993 (incorporated by reference to US Airways Group's and US Airways' Annual Report on Form 10-K for the year ended December 31, 1992), and the Certificate of Amendment dated May 26, 1993 (incorporated by reference to Appendix II to US Airways Group's Proxy Statement dated April 26, 1993); and the Certificate of Ownership and Merger merging Nameco, Inc. into USAir Group, Inc. dated February 17, 1997.

3.2      By-Laws of US Airways Group.

3.3 Restated Certificate of Incorporation of US Airways (incorporated by reference to Exhibit 3.1 to US Airways' Registration Statement on Form 8-B dated January 27,
         1983); and the Certificate of Amendment to Restated Certificate of Incorporation of USAir, Inc. dated February 17, 1997.

3.4      By-Laws of US Airways.

4.1      Certificate of Designation of Series A Cumulative
         Convertible Preferred Stock of US Airways Group
         (incorporated by reference to Exhibit 4(b) to US Airways
         Group's Current Report on Form 8-K dated August 11,
         1989).

4.2      Certificate of Designation of Series B Cumulative
         Convertible Preferred Stock of US Airways Group
         (incorporated by reference to Exhibit 3.3 to Amendment
         No. 4 to US Airways Group's Registration Statement on
         Form S-3 (Registration No. 33-39540) dated May 17, 1991).

4.3 Agreement between US Airways Group and Berkshire Hathaway Inc. dated August 7, 1989 (incorporated by reference to
         Exhibit 4(a) to US Airways Group's Current Report on Form 8-K dated August 11, 1989).

4.4      Certificate of Designation of Series F Cumulative
         Convertible Senior Preferred Stock of US Airways Group
         (incorporated by reference to Exhibit 28.2 to US Airways
         Group's Current Report on Form 8-K dated January 21,
         1993).

4.5 Form of Certificate of Designation of Series T Cumulative Exchangeable Convertible Senior Preferred Stock of US Airways Group (incorporated by reference to Appendix VII to US Airways Group's Proxy Statement dated April 26,
         1993). Neither US Airways Group nor US Airways is filing any instrument (with the exception of holders of exhibits 10.1(a-c)) defining the rights of holders of long-term debt because the total amount of securities authorized under each such instrument does not exceed ten percent of the total assets of US Airways. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1(a) Supplemental Agreement No. 16, dated July 19, 1990, to Purchase Agreement No. 1102 between US Airways and The Boeing Company (incorporated by reference to Exhibit 10.2(a) to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1990).

10.1(b) Supplemental Agreement No. 17, dated November 28, 1990, to Purchase Agreement No. 1102 between US Airways and The Boeing Company (incorporated by reference to Exhibit 10.2(b) to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1990).

10.1(c) Supplemental Agreement No. 18, dated December 23, 1991, to Purchase Agreement No. 1102 between US Airways and The Boeing Company (incorporated by reference to Exhibit 10.2(c) to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1991).

10.2 Purchase Agreement No. 1725 dated December 23, 1991 between US Airways and The Boeing Company (incorporated by reference to Exhibit 10.3 to US Airways Group's and US Airways' Annual Report on Form 10-K for the year ended December 31, 1991).

10.3 Incentive Compensation Plan of US Airways Group, Inc. as amended and restated January 1, 1996.

10.4     US Airways, Inc. Supplementary Retirement Benefit Plan
         (incorporated by reference to Exhibit 10.5 to US Airways
         Group's Annual Report on Form 10-K for the year ended
         December 31, 1989).

10.5     US Airways, Inc. Supplemental Executive Defined
         Contribution Plan (incorporated by reference to Exhibit
         10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1994).

10.6     US Airways Group's 1984 Stock Option and Stock
         Appreciation Rights Plan (incorporated by reference to
         Exhibit A to US Airways Group's Proxy Statement dated
         March 30, 1984).

10.7 US Airways Group's 1992 Stock Option Plan (incorporated by reference to Exhibit A to US Airways Group's Proxy
         Statement dated March 31, 1992).

10.8     US Airways Group's 1996 Stock Incentive Plan.
         (incorporated by reference to Exhibit A to US Airways
         Group's Proxy Statement dated April 15, 1996).

10.9     Employment Agreement between US Airways and its Chief
         Executive Officer. (incorporated by reference to Exhibit
         10.11 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.10 Employment Agreement between US Airways and its President and Chief Operating Officer (incorporated by reference to Exhibit 10.12 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.11 Employment Agreement between US Airways and its Executive Vice President -Corporate Affairs and General Counsel (incorporated by reference to Exhibit 10.13 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.12 Agreement between US Airways and its Chief Executive Officer with respect to certain employment arrangements (incorporated by reference to Exhibit 10.14 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.13 Agreement between US Airways and its President and Chief Operating Officer with respect to certain employment arrangements (incorporated by reference to Exhibit 10.15 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.14 Agreement between US Airways and its Executive Vice President - Corporate Affairs and General Counsel with respect to certain employment arrangements (incorporated by reference to Exhibit 10.16 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.15    Employment Agreement between US Airways and its former
         Chief Executive Officer as amended by a severance agreement (incorporated by reference to Exhibit 10.17 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.16 Employment Agreement between US Airways and its former Executive Vice President - Marketing (incorporated by reference to Exhibit 10.20 to US Airways Group's Annual Report on Form 10-K for the year ended December 31,
         1995).

10.17 Trust Agreement dated as of April 1, 1992 between US Airways and Wachovia Bank of North Carolina, N.A. providing for certain compensation arrangements for US Airways' former Executive Vice President-Marketing (incorporated by reference to Exhibit 10.21 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.18 Employment Agreement between US Airways and its Executive Vice President -Human Resources (incorporated by reference to Exhibit 10.22 to US Airways Group's Annual
         Report on Form 10-K for the year ended December 31,
         1995).

10.19    Agreement between US Airways and its Chief Executive
         Officer providing supplemental retirement benefits
         (incorporated by reference to Exhibit 10.23 to US Airways Group's Annual Report on Form 10-K for the year ended
         December 31, 1995).

10.20 Agreement between US Airways and its President and Chief Operating Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.24 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.21 Agreement between US Airways and its Executive Vice President - Corporate Affairs and General Counsel providing supplemental retirement benefits (incorporated by reference to Exhibit 10.25 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.22 Agreement between US Airways and its former Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.26 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.23    Agreement between US Airways and its former Executive
         Vice President - Marketing providing supplemental retirement benefits (incorporated by reference to Exhibit
         10.29 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.24 Employment Agreement between US Airways and its Executive Vice President - Human Resources providing retirement benefits (incorporated by reference to Exhibit

         10.30 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.25    Agreement between US Airways and its former Executive
         Vice President - Marketing providing for supplemental severance benefits.

11 Computation of primary and fully diluted earnings per share of US Airways Group for the three years ended
         December 31, 1996.

21       Subsidiaries of US Airways Group and US Airways.

23.1 Consent of the Auditors of US Airways Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

23.2 Consent of the Auditors of US Airways to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

24.1     Powers of Attorney signed by the directors of US Airways
         Group, authorizing their signatures on this report.

24.2 Powers of Attorney signed by the directors of US Airways, authorizing their signatures on this report.

27.1     Financial Data Schedule - US Airways Group

27.2     Financial Data Schedule - US Airways










               (this space intentionally left blank)

                         SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, US Airways Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     US AIRWAYS GROUP, INC.
                                  (Formerly USAir Group, Inc.)

                               By:    /s/Stephen M. Wolf
                                    ----------------------
                                         Stephen M. Wolf
                                        Chairman and Chief
                                         Executive Officer
                                  (Principal Executive Officer)

Date:  March 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group, Inc. and in the capacities and on the dates indicated.

March 14, 1997                 By:     /s/Stephen M. Wolf
                                     ------------------------
                                          Stephen M. Wolf
                                         Chairman and Chief
                                          Executive Officer
                                    (Principal Executive Officer)


March 14, 1997                 By:     /s/John W. Harper
                                     ------------------------
                                          John W. Harper
                                  Senior Vice President-Finance
                                  (Principal Financial Officer)


March 14, 1997                 By:    /s/James A. Hultquist
                                     ------------------------
                                         James A. Hultquist
                                             Controller
                                  (Principal Accounting Officer)


March 14, 1997                 By:               *
                                     ------------------------
                                          Robert W. Bogle
                                             Director


March 14, 1997                 By:               *
                                     ------------------------
                                          Edwin I. Colodny
                                              Director


March 14, 1997                 By:               *
                                     -------------------------
                                          Mathias J. DeVito
                                              Director

March 14, 1997                 By:               *
                                     -------------------------
                                           Rakesh Gangwal
                                               Director


March 14, 1997                 By:               *
                                     -------------------------
                                         George J. W. Goodman
                                               Director


March 14, 1997                 By:               *
                                     -------------------------
                                            John W. Harris
                                               Director


March 14, 1997                 By:               *
                                     -------------------------
                                        Edward A. Horrigan, Jr.
                                              Director


March 14, 1997                 By:               *
                                     -------------------------
                                            Robert LeBuhn
                                              Director


March 14, 1997                 By:               *
                                     -------------------------
                                          John G. Medlin, Jr.
                                               Director


March 14, 1997                 By:               *
                                     -------------------------
                                          Hanne M. Merriman
                                               Director


March 14, 1997                 By:               *
                                     -------------------------
                                           Raymond W. Smith
                                                Director





By:     /s/John W. Harper
      -----------------------
           John W. Harper
          Attorney-In-Fact

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, US Airways, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        US AIRWAYS, INC.
                                     (Formerly USAir, Inc.)

                               By:    /s/Stephen M. Wolf
                                    ----------------------
                                         Stephen M. Wolf
                                        Chairman and Chief
                                         Executive Officer
                                  (Principal Executive Officer)

Date:  March 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways, Inc. and in the capacities and on the dates indicated.

March 14, 1997                 By:     /s/Stephen M. Wolf
                                     ------------------------
                                          Stephen M. Wolf
                                         Chairman and Chief
                                          Executive Officer
                                    (Principal Executive Officer)


March 14, 1997                 By:     /s/John W. Harper
                                     ------------------------
                                          John W. Harper
                                  Senior Vice President-Finance
                                  (Principal Financial Officer)


March 14, 1997                 By:    /s/James A. Hultquist
                                     ------------------------
                                         James A. Hultquist
                                             Controller
                                  (Principal Accounting Officer)


March 14, 1997                 By:               *
                                     ------------------------
                                          Robert W. Bogle
                                             Director


March 14, 1997                 By:               *
                                     ------------------------
                                          Edwin I. Colodny
                                              Director


March 14, 1997                 By:               *
                                     -------------------------
                                          Mathias J. DeVito
                                              Director

March 14, 1997                 By:               *
                                     -------------------------
                                           Rakesh Gangwal
                                               Director


March 14, 1997                 By:               *
                                     -------------------------
                                         George J. W. Goodman
                                               Director


March 14, 1997                 By:               *
                                     -------------------------
                                            John W. Harris
                                               Director


March 14, 1997                 By:               *
                                     -------------------------
                                        Edward A. Horrigan, Jr.
                                              Director


March 14, 1997                 By:               *
                                     -------------------------
                                            Robert LeBuhn
                                              Director


March 14, 1997                 By:               *
                                     -------------------------
                                          John G. Medlin, Jr.
                                               Director


March 14, 1997                 By:               *
                                     -------------------------
                                          Hanne M. Merriman
                                               Director


March 14, 1997                 By:               *
                                     -------------------------
                                           Raymond W. Smith
                                                Director





By:     /s/John W. Harper
      -----------------------
           John W. Harper
          Attorney-In-Fact

                 INDEPENDENT AUDITORS' REPORT
       ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE FOR
                    US AIRWAYS GROUP, INC.






The Stockholders and Board of Directors
US Airways Group, Inc.

Under date of February 26, 1997, except as to note 4(c) and note 4(d) which are as of March 13, 1997, we reported on the consolidated balance sheets of US Airways Group, Inc. (formerly USAir Group, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for each of the three years in the period ended December 31, 1996, included in Item 14(a)1(i) in this annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule as listed in Item 14(a)2(i). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                       KPMG PEAT MARWICK LLP


Washington, D. C.
February 26, 1997, except as to note 4(c) and note 4(d) which are as of March 13, 1997

                      US AIRWAYS GROUP, INC.
                   (FORMERLY USAIR GROUP, INC.)
                           SCHEDULE II
          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES





                                 Allowance For
                                 Uncollectible      Inventory
                                    Accounts       Obsolescence
                                 --------------    ------------
                                          (in thousands)

Balance December 31, 1993           $ 10,818         $ 95,171

  Additions charged to income (1)     11,763           86,775

  Amounts charged to reserve         (13,110)          (9,155)
                                     -------          -------

Balance December 31, 1994              9,471          172,791

  Additions charged to income         12,046           12,146

  Amounts charged to reserve          (9,177)         (20,851)
                                      ------          -------

Balance December 31, 1995             12,340          164,086

  Additions charged to income         11,086           10,501

  Amounts charged to reserve         (11,237)         (28,296)
                                      ------          -------

Balance December 31, 1996           $ 12,189         $146,291
                                     =======          =======


(1) 1994 additions to inventory obsolescence include charges of $75 million to reflect market value of parts related to certain aircraft which have been or will be withdrawn from service and inventory parts which have been identified for sale.

                     INDEPENDENT AUDITORS' REPORT
           ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE FOR
                          US AIRWAYS, INC.





The Stockholder and Board of Directors
US Airways, Inc.

Under date of February 26, 1997, except as to note 4(c) and note 4(d) which are as of March 13, 1997, we reported on the consolidated balance sheets of US Airways, Inc. (formerly USAir, Inc.) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity (deficit) for each of the three years in the period ended December 31, 1996, included in Item 14(a)1(ii) in this annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule as listed in Item 14(a)2(ii). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                       KPMG PEAT MARWICK LLP

Washington, D. C.
February 26, 1997, except as to note 4(c) and note 4(d) which are as of March 13, 1997

                         US AIRWAYS, INC.
                      (FORMERLY USAIR, INC.)
                           SCHEDULE II
          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                 Allowance For
                                 Uncollectible     Inventory
                                    Accounts      Obsolescence
                                 --------------   ------------
                                         (in thousands)

Balance December 31, 1993           $ 10,595        $ 92,592

  Additions charged to income (1)     11,600          85,633

  Amounts charged to reserve         (12,973)         (8,398)
                                     -------         -------

Balance December 31, 1994              9,222         169,827

  Additions charged to income         12,000           9,667

  Amounts charged to reserve          (9,118)        (17,829)
                                      ------         -------

Balance December 31, 1995             12,104         161,665

  Additions charged to income         11,000           9,440

  Amounts charged to reserve         (11,151)        (28,295)
                                     -------         -------

Balance December 31, 1996           $ 11,953        $142,810
                                      =======         =======


(1) 1994 additions to inventory obsolescence include charges of $75 million to reflect market value of parts related to certain aircraft which have been or will be withdrawn from service and inventory parts which have been identified for sale.