Form 10-Q
period 1997-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1997-05-09
CIK 701345, 714560

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1997
                                or
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1937
          For the transition period from           to
                                         ---------    ---------

                        US Airways Group, Inc.
                  (Commission file number: 1-8444)
                                and
                           US Airways, Inc.
                  (Commission file number: 1-8442)
     (Exact names of registrants as specified in their charters)

       Delaware                US Airways Group, Inc.  54-1194634
(State of incorporation        US Airways, Inc.        53-0218143
  of both registrants)    (I.R.S. Employer Identification Numbers)


                      US Airways Group, Inc.
           2345 Crystal Drive, Arlington, Virginia  22227
              (Address of principal executive offices)
                       (703) 872-5306
       (Registrant's telephone number, including area code)

                        US Airways, Inc.
           2345 Crystal Drive, Arlington, Virginia  22227
              (Address of principal executive offices)
                       (703) 872-7000
       (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

             Yes     X                   No
                 ---------                  ---------

     As of April 30, 1997, there were outstanding approximately
65,275,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclosure format.

                        US Airways Group, Inc.
                                 and
                           US Airways, Inc.

                     Quarterly Report on Form 10-Q


                          Table of Contents



Part I. Financial Information                                 Page
                                                              ----

  Item 1A.  Financial Statements - US Airways Group, Inc.

    Condensed Consolidated Statements of Operations
      - Three Months Ended March 31, 1997 and 1996              1
    Condensed Consolidated Balance Sheets
      - March 31, 1997 and December 31, 1996                    2
    Condensed Consolidated Statements of Cash Flows
      - Three Months Ended March 31, 1997 and 1996              4
    Notes to Condensed Consolidated Financial Statements        6

  Item 1B.  Financial Statements - US Airways, Inc.

    Condensed Consolidated Statements of Operations
      - Three Months Ended March 31, 1997 and 1996              9
    Condensed Consolidated Balance Sheets
      - March 31, 1997 and December 31, 1996                   10
    Condensed Consolidated Statements of Cash Flows
      - Three Months Ended March 31, 1997 and 1996             12
Notes to Condensed Consolidated Financial Statements           14

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 15

Part II.  Other Information

  Item 1.  Legal Proceedings                                   23

  Item 6.  Exhibits and Reports on Form 8-K                    24

Signatures                                                     25

US Airways Group, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1997 and 1996 (unaudited)
(in thousands, except per share amounts)

                                           1997            1996
                                           ----            ----
Operating Revenues
  Passenger transportation             $1,896,855      $1,677,541
  Cargo and freight                        44,331          38,177
  Other                                   159,892         152,704
                                        ---------       ---------
    Total Operating Revenues            2,101,078       1,868,422

Operating Expenses
  Personnel costs                         756,691         750,206
  Aviation fuel                           225,029         182,016
  Commissions                             144,591         132,305
  Aircraft rent                           120,933         113,191
  Other rent and landing fees             100,343         100,350
  Aircraft maintenance                     96,881          99,973
  Depreciation and amortization            77,011          81,526
  Other, net                              403,971         398,063
                                        ---------       ---------
    Total Operating Expenses            1,925,450       1,857,630
                                        ---------       ---------
    Operating Income                      175,628          10,792

Other Income (Expense)
  Interest income                          23,842          13,519
  Interest expense                        (64,508)        (67,793)
  Interest capitalized                      2,775           1,449
  Equity in earnings of affiliates         13,418          11,262
  Other, net                               14,219            (476)
                                        ---------       ---------
    Other Income (Expense), Net           (10,254)        (42,039)
                                        ---------       ---------

Income (Loss) Before Taxes                165,374         (31,247)
  Provision for Income Taxes               12,716           1,046
                                        ---------       ---------

Net Income (Loss)                         152,658         (32,293)
  Preferred Dividend Requirement          (20,864)        (22,274)
                                        ---------       ---------

Net Income (Loss) Applicable to
  Common Stockholders                  $  131,794      $  (54,567)
                                        =========       =========

Income (Loss) per Common Share
  Primary                              $     2.00      $    (0.86)
                                        =========       =========
  Fully-diluted                        $     1.45      $    (0.86)
                                        =========       =========

Shares Used for Computation (000)
  Primary                                  65,777          63,618
  Fully-diluted                           105,211          63,618



See accompanying Notes to Condensed Consolidated Financial
Statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 1997(unaudited) and December 31, 1996
(dollars in thousands, except per share amounts)

                                         March 31,    December 31,
                                           1997           1996
                                           ----           ----
               ASSETS

Current Assets
  Cash and cash equivalents            $  868,848      $  950,966
  Short-term investments                  595,408         635,839
  Receivables, net                        450,825         337,025
  Materials and supplies, net             235,759         248,774
  Prepaid expenses and other              156,712         137,590
                                        ---------       ---------
    Total  Current Assets               2,307,552       2,310,194

Property and Equipment
  Flight equipment                      5,183,249       5,202,057
  Ground property and equipment         1,115,990       1,108,648
  Less accumulated depreciation and
    amortization                       (2,517,494)     (2,470,337)
                                        ---------       ---------
                                        3,781,745       3,840,368
  Purchase deposits                        77,620          77,620
                                        ---------       ---------
    Total Property and Equipment, Net   3,859,365       3,917,988

Other Assets
  Goodwill, net                           490,498         494,511
  Other intangibles, net                  284,222         283,309
  Other assets, net                       529,286         525,409
                                        ---------       ---------
    Total Other Assets                  1,304,006       1,303,229
                                        ---------       ---------
                                       $7,470,923      $7,531,411
                                        =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Current maturities of long-term debt $   93,194      $   84,259
  Accounts payable                        387,578         438,951
  Traffic balances payable and
    unused tickets                        938,416         715,576
  Accrued aircraft rent                   427,713         510,752
  Other accrued expenses                  844,762       1,099,181
                                        ---------       ---------
    Total Current Liabilities           2,691,663       2,848,719

Long-term Debt, Net of
    Current Maturities                  2,577,997       2,615,780

Deferred Credits and Other Liabilities
  Deferred gains, net                     352,944         359,748
  Postretirement benefits other
    than pensions, non-current          1,112,098       1,093,519
  Non-current employee  benefit
    liabilities and other                 545,968         439,308
                                        ---------       ---------
    Total Deferred Credits and
      Other Liabilities                 2,011,010       1,892,575


                   (continued on following page)

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 1997(unaudited) and December 31, 1996  (Continued)
(dollars in thousands, except per share amounts)

                                         March 31,    December 31,
                                           1997           1996
                                           ----           ----

Commitments and Contingencies

Redeemable Cumulative Convertible
  Preferred Stock
    Series A, 358,000 shares issued,
      no par value                        358,000        358,000
    Series F, 30,000 shares issued,
      no par value                        300,000        300,000
    Series T, 10,000 shares issued,
      no par value                        100,719        100,719

Stockholders' Equity (Deficit)
  Series B cumulative convertible
    preferred stock, no par value,        213,128        213,128
    4,263,000 depositary shares issued
    (liquidation preference of $259,750
    as of March 31, 1997)
  Common stock, par value $1 per share,
    authorized 150,000,000 shares,         64,567         64,306
    issued and outstanding 64,567,000
    and 64,306,000 shares, respectively
  Paid-in capital                       1,390,906      1,386,557
  Retained earnings (deficit)          (2,109,579)    (2,117,838)
  Common stock held in treasury                 -              -
  Deferred compensation                   (92,279)       (95,326)
  Adjustment for minimum
    pension liability                     (35,209)       (35,209)
                                        ---------      ---------
    Total Stockholders' Equity (Deficit) (568,466)      (584,382)
                                        ---------      ---------
                                       $7,470,923     $7,531,411
                                        =========      =========



See accompanying Notes to Condensed Consolidated Financial
Statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1997 and 1996 (unaudited)
(in thousands)


                                            1997           1996
                                            ----           ----

Cash and cash equivalents
  beginning of period                     $950,966       $881,854
                                           -------        -------

Cash flows from operating activities
  Net income (loss)                        152,658        (32,293)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used for) operating activities
      Depreciation and amortization         77,011         81,526
      Loss (gain) on disposition of
        property                           (14,052)         3,454
      Amortization of deferred gains
        and credits                         (6,921)        (6,915)
      Other                                   (263)         1,412
      Changes in certain assets
        and liabilities
          Decrease (increase) in
            receivables                   (113,800)      (121,247)
          Decrease (increase) in materials
            and supplies, prepaid expenses
            and pension assets             (10,907)       (15,481)
          Increase (decrease) in traffic
            balances payable and unused
            tickets                        222,840        226,838
          Increase (decrease) in accounts
            payable, accrued aircraft rent
            and other accrued expenses    (333,447)      (165,923)
          Increase (decrease) in post-
            retirement benefits other
            than pensions, non-current      18,579         18,803
                                           -------        -------
              Net cash provided by (used for)
                operating activities        (8,302)        (9,826)

Cash flows from investing activities
  Aircraft acquisitions and
    purchase deposits, net                  (5,538)        (3,385)
  Additions to other property              (38,133)       (29,693)
  Proceeds from disposition of property     40,523          3,555
  Decrease (increase) in
    short-term investments                  35,710        (25,695)
  Decrease (increase) in restricted
    cash and investments                     8,715            985
  Other                                      1,923        (11,903)
                                           -------        -------
              Net cash provided by
                (used for) investing
                activities                  43,200        (66,136)



                   (continued on following page)

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1997 and 1996 (unaudited)
(Continued)
(in thousands)


                                            1997           1996
                                            ----           ----

Cash flows from financing activities
  Issuance of debt                               -        103,002
  Reduction of debt                        (28,848)      (123,551)
  Issuance of common stock                   3,927            596
  Sale of treasury stock                     1,020              -
  Dividends paid on preferred stock        (93,115)             -
                                           -------        -------
              Net cash provided by
                (used for) financing
                activities                (117,016)       (19,953)
                                           -------        -------

Net increase (decrease) in cash
  and cash equivalents                     (82,118)       (95,915)
                                           -------        -------

Cash and cash equivalents end of period   $868,848       $785,939
                                           =======        =======


Noncash investing and financing activities

  Issuance of debt - refinancing of
    debt secured by aircraft              $      -       $159,998
  Reduction of debt - refinancing of
    debt secured by aircraft              $      -       $154,422
  Issuance of debt - aircraft
    acquisitions                          $      -       $  4,585
  Underwriter's fees - refinancing of
    debt secured by aircraft              $      -       $  2,488
  Treasury stock acquired for tax
    withholding on employee stock grants  $  1,141       $      -
  Dividends declared on preferred stock,
    but not paid during period            $ 51,284       $      -

Supplemental Information

  Cash paid during the period for
    interest, net of amount capitalized   $  84,047      $ 93,804
  Net cash paid during the period
    for income taxes                      $   1,132      $    153


See accompanying Notes to Condensed Consolidated Financial
Statements.

                      US Airways Group, Inc.
                Notes to Condensed Consolidated
                 Financial Statements (Unaudited)


1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc. ("US Airways Group" or the "Company") and its wholly-owned subsidiaries US Airways, Inc. ("US Airways"), Piedmont Airlines, Inc., PSA Airlines, Inc., Allegheny Airlines, Inc., USAir Leasing and Services, Inc., USAir Fuel Corporation, Material Services Company, Inc. and The OR Group, Inc. ( "OR Group").

     OR Group was a wholly-owned subsidiary of US Airways Group that was incorporated in February 1996 and dissolved in the fourth quarter of 1996. OR Group provided resource allocation consulting services and decision-making support systems to US Airways, which assumed these activities upon OR Group's dissolution.

     US Airways terminated its Airline Technical Services, LLC joint venture with a subsidiary of British Airways Plc, effective
January 1997. No material charges resulted from its termination.

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

     Certain 1996 amounts have been reclassified to conform with 1997 classifications.

     These interim period Condensed Consolidated Financial
Statements should be read in conjunction with the Consolidated
Financial Statements contained in the Company's Annual Report on
Form 10-K for the year ended December 31, 1996.

2.  Income (Loss) Per Common Share

     For the three month period ended March 31, 1997, approximately 1,643,000 incremental shares of common stock were included in the calculation of fully-diluted income (loss) per common share as the result of applying the treasury stock method to outstanding stock options. For the same period, the effects of assuming conversion of the Company's outstanding preferred stock issuances were dilutive and therefore included in the calculation. The income and share effects of assuming conversion of the Company's outstanding preferred stock issuances were approximately $20,864,000 and 39,155,000 common stock shares, respectively.

3.  Redeemable Preferred Stock

     During the first quarter of 1997, the Company paid dividends totaling $93.1 million to holders of its Series A, Series F and Series T Preferred Stock (collectively the "Senior Preferred Stock") (see Note 7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a description of each series of Senior Preferred Stock), including all dividends in arrears (including penalty dividends on the deferred dividends) and regular quarterly dividends of $8.3 million on its Series A Preferred Stock.

4.  Stockholders' Equity

     On March 26, 1997, the Company's board of directors declared dividends of $46.6 million on the Company's Series B Preferred Stock. After these dividends, which were paid April 17, 1997, the Company had paid all dividends in arrears on its Series B Preferred Stock. Also on March 26, 1997, the Company's board of directors declared regular quarterly dividends of $4.7 million on the Series B Preferred Stock, to be paid on May 15, 1997.

     On March 26, 1997, the Human Resource Committee of the Company's board of directors approved the 1997 Stock Incentive Plan of US Airways Group, Inc. ("1997 Plan"). Under this plan, the Company is authorized to grant stock options and restricted common stock awards provided that no more than 750,000 shares of the Company's common stock are issued as a result of such awards. As of March 31, 1997, 317,000 shares of the Company's common stock were reserved for the exercise of stock options granted under the 1997 Plan.

5.  Select Financial Information - USAM Investments

     USAM owns 11% of the Galileo International Partnership, approximately 11% of the Galileo Japan Partnership and approximately 21% of the Apollo Travel Services Partnership ("ATS"). USAM accounts for these investments using the equity method. The following is summarized financial information for these partnerships (combined, in millions):

                                         Three Months Ended
                                               March 31,
                                         ------------------
                                            1997     1996
                                           -----    ------
                                              (Unaudited)

          Service revenues                 $414       $376
          Cost and expenses                 318        296
                                            ---        ----
          Net earnings                     $ 96       $ 80

     USAM received distributions from ATS of approximately $1.7 million and $2.8 million, during the first three months of 1997 and 1996, respectively.

6.  Subsequent Events

     On May 8, 1997, US Airways announced that it will reduce flying on some of its most unprofitable routes and close excess facilities. The actions are part of its plan to ensure that it has the strongest possible foundation as decisions are made about the Company's ultimate strategic direction.

     The announced actions include:

     *  Removing 22 excess aircraft from the fleet with US
        Airways' last five F28-4000 aircraft removed from its fleet by the end of summer 1997 and 17 older DC-9-30 aircraft to be retired in the coming months;

     * Ending unprofitable jet service to nine cities and eliminating other routes that have not been profitable;
     * Reducing capacity (ASMs) beginning this summer, resulting in a year-over-year decrease of approximately 6.5% by Summer 1998;
     * Closing the flight crew base in Los Angeles for pilots and flight attendants, starting in July of 1997 and completing the process by February 1998;
     * Consolidating reservations operations by closing reservations centers in Utica, NY and Nashville, TN effective in October 1997 (US Airways maintains reservations centers in seven other cities), and;
     * Closing maintenance facilities at Greensboro and Winston-Salem, NC (except for a landing gear shop) and Roanoke, VA beginning in September 1997 with a complete closure by the end of 1998 (maintenance work currently performed at these cities will be shifted to other locations).

     The company said it will work closely with union leaders and employee groups to minimize to the greatest degree possible the impact of changes in operations on individuals, although there are expected to be some employee furloughs.

     US Airways is currently unable to estimate the cost savings, revenue impact, or possible one-time charges associated with these actions. US Airways may incur expenses related to employee severance and asset dispositions, among other charges, related to these actions.





              (this space intentionally left blank)

US Airways, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1997 and 1996 (unaudited)
(in thousands)


                                          1997             1996
                                          ----             ----


Operating Revenues
  Passenger transportation             $1,753,314      $1,551,579
  Cargo and freight                        43,301          37,308
  US Airways Express
    transportation revenues               144,571               -
  Other                                   149,167         150,728
                                        ---------       ---------
    Total Operating Revenues            2,090,353       1,739,615

Operating Expenses
  Personnel costs                         715,979         713,751
  Aviation fuel                           212,939         172,760
  Commissions                             135,701         123,535
  Aircraft rent                           106,207         102,415
  Other rent and landing fees              95,582          96,357
  Aircraft maintenance                     81,362          86,539
  Depreciation and amortization            73,172          77,738
  US Airways Express
    capacity purchases                    120,923               -
  Other, net                              374,351         375,430
                                        ---------       ---------
    Total Operating Expenses            1,916,216       1,748,525
                                        ---------       ---------

    Operating Income (Loss)               174,137          (8,910)

Other Income (Expense)
  Interest income                          23,759          13,410
  Interest expense                        (67,250)        (71,447)
  Interest capitalized                      2,775           1,449
  Equity in earnings of affiliates         13,418          11,262
  Other, net                               14,047            (402)
                                        ---------       ---------
    Other Income (Expense), Net           (13,251)        (45,728)
                                        ---------       ---------

Income (Loss) Before Taxes                160,886         (54,638)

  Provision for Income Taxes               17,257             292
                                        ---------       ---------

Net Income (Loss)                      $  143,629      $  (54,930)
                                        =========       =========


See accompanying Notes to Condensed Consolidated Financial
Statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
March 31, 1997 (unaudited) and December 31, 1996
(dollars in thousands, except per share amount)

                                         March 31,    December 31,
                                           1997           1996
                                           ----           ----
      ASSETS

Current Assets
  Cash and cash equivalents            $  867,204      $  950,134
  Short-term investments                  595,408         635,839
  Receivables, net                        456,022         342,718
  Materials and supplies, net             201,495         211,184
  Prepaid expenses and other              151,495         129,380
                                        ---------       ---------
    Total Current Assets                2,271,624       2,269,255

Property and Equipment
  Flight equipment                      4,953,510       4,972,873
  Ground property and equipment         1,092,917       1,087,178
  Less accumulated depreciation
    and amortization                   (2,425,649)     (2,381,844)
                                        ---------       ---------
                                        3,620,778       3,678,207
  Purchase deposits                        77,620          77,620
                                        ---------       ---------
    Total Property and Equipment, Net   3,698,398       3,755,827

Other Assets
  Goodwill, net                           490,498         494,511
  Other intangibles, net                  284,189         283,274
  Other assets, net                       607,635         606,906
                                        ---------       ---------
    Total Other Assets                  1,382,322       1,384,691
                                        ---------       ----------
                                       $7,352,344      $7,409,773
                                        =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY  (DEFICIT)

Current Liabilities
 Current maturities of long-term debt  $   93,104      $   84,171
  Accounts payable                        370,194         472,105
  Payable to parent company                71,133         159,383
  Traffic balances payable
    and unused tickets                    938,416         715,576
  Accrued aircraft rent                   423,504         495,662
  Other accrued expenses                  825,611       1,073,773
                                        ---------       ---------
    Total Current Liabilities           2,721,962       3,000,670

Long-term Debt, Net of
  Current Maturities                    2,577,058       2,614,818


                 (continued on following page)

US Airways, Inc.
Condensed Consolidated Balance Sheets
March 31, 1997 (unaudited) and December 31, 1996  (Continued)
(dollars in thousands, except per share amount)


                                          March 31,   December 31,
                                            1997         1996
                                            ----         ----

Deferred Credits and Other Liabilities
  Deferred gains, net                     349,981         356,583
  Postretirement benefits other
    than pensions, non-current          1,111,848       1,093,269
  Non-current employee benefit
    liabilities and other                 533,021         429,588
                                        ---------       ---------
      Total Deferred Credits and
        Other Liabilities               1,994,850       1,879,440

Commitments and Contingencies

Stockholder's Equity (Deficit)
  Common stock, par value $1 per
    share, authorized 1,000 shares,
    issued and outstanding
    1,000 shares                                1               1
  Paid-in capital                       2,416,131       2,416,131
  Retained earnings (deficit)          (2,322,449)     (2,466,078)
  Adjustment for minimum
    pension liability                     (35,209)        (35,209)
                                        ---------       ---------
      Total Stockholder's
        Equity (Deficit)                   58,474         (85,155)
                                        ---------       ---------
                                       $7,352,344      $7,409,773
                                        =========       =========


See accompanying Notes to Condensed Consolidated Financial
Statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1997 and 1996 (unaudited)
(in thousands)


                                            1997           1996
                                            ----           -----

Cash and cash equivalents
  beginning of period                    $950,134        $879,613
                                          -------         -------

Cash flows from operating activities
     Net income (loss)                    143,629         (54,930)
     Adjustments to reconcile net
       income (loss) to net cash
       provided by (used for)
       operating activities
         Depreciation and amortization     73,172          77,738
         Loss (gain) on disposition
           of property                    (14,082)          3,466
         Amortization of deferred
           gains and credits               (6,602)         (6,603)
         Other                               (500)         (3,448)
           Changes in certain assets
             and liabilities
               Decrease (increase) in
                 receivables             (113,304)       (122,925)
               Decrease (increase) in
                 materials and supplies,
                 prepaid expenses and
                 pension assets           (16,085)        (11,564)
               Increase (decrease) in
                 traffic balances
                 payable and unused
                 tickets                  222,840         237,423
               Increase (decrease) in
                 accounts payable,
                 accrued aircraft rent
                 and other accrued
                 expenses                (407,155)       (150,880)
               Increase (decrease) in
                 postretirement
                 benefits other than
                 pensions, non-current     18,579          18,803
                                          -------         -------
                   Net cash provided by
                     (used for)
                     operating activities (99,508)        (12,920)

Cash flows from investing activities
  Aircraft acquisitions and purchase
    deposits, net                          (5,538)         (3,385)
  Additions to other property             (35,580)        (27,979)
     Proceeds from disposition
       of property                         40,175           3,483
     Decrease (increase) in
       short-term investments              35,710         (25,695)
     Decrease (increase) in restricted
       cash and investments                 8,715             985
     Other                                  1,923         (11,903)
                                          -------         -------
       Net cash provided by (used for)
         investing activities              45,405         (64,494)


                  (continued on following page)

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1997 and 1996 (unaudited) (Continued)
(in thousands)


                                            1997          1996
                                            ----          ----

Cash flows from financing activities
  Issuance of debt                              -        103,002
  Reduction of debt                       (28,827)      (122,489)
                                          -------        -------
       Net cash provided by (used for)
         financing activities             (28,827)       (19,487)
                                          -------        -------

Net increase (decrease) in cash and
  cash equivalents                        (82,930)       (96,901)
                                          -------        -------

Cash and cash equivalents end of period  $867,204       $782,712
                                          =======        =======

Noncash investing and financing activities

  Issuance of debt - refinancing of
    debt secured by aircraft             $      -       $159,998
  Reduction of debt - refinancing of
    debt secured by aircraft             $      -       $154,422
  Reduction of parent company debt -
    aircraft acquisitions                $      -       $ 68,640
  Issuance of debt - aircraft
    acquisitions                         $      -       $  4,585
  Underwriter's fees - refinancing of
    debt secured by aircraft             $      -       $  2,488

Supplemental Information

  Cash paid during the period for
    interest, net of amount capitalized  $ 84,026       $ 92,643
  Net cash paid during the period
    for income taxes                     $  1,119       $    100



See accompanying Notes to Condensed Consolidated Financial
Statements.

                        US Airways, Inc.
               Notes to Condensed Consolidated
                 Financial Statements (Unaudited)


1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways, Inc. ("US Airways") and its wholly-owned subsidiary USAM Corp. ("USAM"). US Airways is a wholly-owned subsidiary of US Airways Group, Inc. ("US Airways Group").

     US Airways terminated its Airline Technical Services, LLC joint venture with a subsidiary of British Airways Plc, effective
January 1997. No material charges resulted from its termination.

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

     Certain 1996 amounts have been reclassified to conform with 1997 classifications.

     These interim period Condensed Consolidated Financial
Statements should be read in conjunction with the Consolidated
Financial Statements contained in US Airways' Annual Report on
Form 10-K for the year ended December 31, 1996.

2.  Select Financial Information - USAM Investments

     Please refer to Note 5 in US Airways Group's "Notes to
Condensed Consolidated Financial Statements" on Page 7 of this report.

3.  Subsequent Events

     Please refer to Note 6 in US Airways Group's "Notes to
Condensed Consolidated Financial Statements" on Page 7 of this report.



               (this space intentionally left blank)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                           Overview

     Item 2 of this report should be read in conjunction with Item 7 of US Airways Group, Inc.'s ("US Airways Group" or "the Company") and US Airways, Inc.'s ("US Airways") Annual Report to the United States Securities and Exchange Commission ("SEC") on Form 10-K for the year ended December 31, 1996. The information contained in Item 2 of this report does not represent a comprehensive management overview and analysis of the financial condition and results of operations of the Company and US Airways, but rather updates disclosures made in the aforementioned filing.

     The Company recognized net income of $152.7 million for the first quarter of 1997 on operating revenues of $2.10 billion. Income per common share for the quarter on a primary and fully-diluted basis was $2.00 and $1.45, respectively (see Note 2 to the Company's Condensed Consolidated Financial Statements contained in
Part I, Item 1A of this report for additional information related to the Company's income per common share calculations). The Company's operating income for the quarter was $175.6 million.

     US Airways recorded net income of $143.6 million for the first quarter of 1997. US Airways financial results, which include the financial results of its wholly-owned subsidiary USAM Corp. ("USAM"), are significantly influenced by related party transactions as discussed under "Results of Operations" below.

     Except where noted, the following discussion relates primarily to the financial condition, results of operations and future prospects of US Airways. US Airways is the Company's principal subsidiary and accounted for approximately 92% of the Company's operating revenues for the first quarter of 1997 on a consolidated basis.

      Record First Quarter Financial and Operating Results

     The Company's operating revenues, operating income and net income for the first quarter of 1997 were all Company records for a first quarter. Historically, the Company's first quarter results have been its weakest during a fiscal year due primarily to seasonality of demand for air transportation and to a lesser extent weather factors. Operationally, the Company set first quarter records for revenue passengers flown, revenue passenger miles (the number of revenue passengers flown multiplied by the miles they flew or "RPMs") and passenger load factor. In addition, US Airways finished in the top tier in on-time performance among major domestic air carriers for the first quarter of 1997, as reported by the U.S. Department of Transportation ("DOT").

     The Company's record first quarter financial results are attributable to favorable domestic economic conditions, the absence of the 10% Federal excise tax on domestic air transportation ("ticket tax") for most of the quarter and relatively favorable weather conditions in the Eastern U.S. See also "Results of Operations" below.

          Update on US Airways' Competitive Position

     Despite the Company's recent favorable financial results, the competitive threat posed by low cost, low fare air carriers and operations continues to grow. US Airways' cost structure continues to be the highest of all major domestic air carriers. Southwest Airlines, Inc. ("Southwest"), a competitor with low costs of operations and a low fare structure, "Delta Express," the low cost, low fare product offered by Delta Airlines, Inc. ("Delta"), and ValuJet Airlines, Inc. ("ValuJet"), another low cost, low fare competitor, all have significant cost advantages over US Airways. Direct competition with low cost, low fare air carriers or operations has typically resulted in the dilution of yield realized by the Company's airline subsidiaries, depending on the number of markets affected.

     Southwest recently announced that it will add one-stop same-plane transcontinental service between Baltimore/Washington International Airport ("BWI") and Oakland and Los Angeles beginning in June 1997 (see below and "Other Information" for recent developments regarding US Airways' operations at BWI). Southwest continues to expand operations in the Eastern U.S. - the Company is unable to predict the extent or rate at which Southwest will deploy additional resources in this region. The Eastern U.S. is the primary operating region of the Company's airline subsidiaries.

     The route network and capacity of Delta Express have remained relatively unchanged since January 1997. The Company is unable to predict where, when or to what extent, if any, Delta will expand
Delta Express operations. Delta Express currently operates exclusively within the Eastern U.S.

     ValuJet recently announced plans to resume service to Charlotte effective May 15, 1997. Charlotte is home to US Airways' largest hub in terms of daily jet departures. ValuJet, which operated 51 aircraft prior to its service reduction during the summer of 1996, operated 15 aircraft as of December 31, 1996 and currently operates 25 aircraft. Prior to Valujet's service reduction, approximately 8% of US Airways' capacity (as measured by available seat miles or "ASMs") overlapped Valujet's route structure. The Company is unable to predict whether ValuJet's capacity in markets also served by US Airways will eventually match or exceed previous levels.

     The Company's senior management recently engaged in a series of presentations to the Company's employees to explain and emphasize its view that the Company must obtain a competitive cost structure in order to implement the strategy of becoming an effective global competitor. In particular, senior management identified reductions in personnel costs as being the key to the implementation of a competitive cost structure. In the presentations, senior management stated its view that a competitive cost structure was necessary in order for the Company to compete with low-cost air carriers such as Southwest, Delta Express and ValuJet, which have continued their rapid expansion in Eastern U.S. markets, and for the Company to be in a position to proceed with its planned purchase of approximately 400 Airbus Industrie ("Airbus") aircraft. The Company's senior management further indicated that the implications of not obtaining a competitive cost structure include: (i) downsizing BWI operations;
(ii) reducing Florida service; (iii) terminating unprofitable east/west and north/south routes; (iv) reducing aircraft type and achieving aircraft fleet rationalization; (v) not affirming the order for Airbus aircraft; and (vi) making other operational changes to implement a "right-sizing" strategy. If and to the extent that the alternatives pursued include reducing certain operations, the Company could incur charges such as those related to any resulting decrease in value of certain assets employed in such operations. No final decisions have been made with respect to such alternatives and, accordingly, the Company cannot determine the amount of any such possible charges.

     On May 8, 1997, US Airways announced that it will reduce flying on some of its most unprofitable routes and close excess facilities. The actions are part of its plan to ensure that it has the strongest possible foundation as decisions are made about the Company's ultimate strategic direction.

     The announced actions include:

     * Removing 22 excess aircraft from the fleet with US Airways' last five F28-4000 aircraft removed from its fleet by the end of summer 1997 and 17 older DC-9-30 aircraft to be retired in the coming months;
     * Ending unprofitable jet service to nine cities and eliminating other routes that have not been profitable;
     * Reducing capacity (ASMs) beginning this summer, resulting in a year-over-year decrease of approximately 6.5% by Summer 1998;
     * Closing the flight crew base in Los Angeles for pilots and flight attendants, starting in July of 1997 and completing the process by February 1998;
     * Consolidating reservations operations by closing reservations centers in Utica, NY and Nashville, TN effective in October 1997 (US Airways maintains reservations centers in seven other cities), and;
     * Closing maintenance facilities at Greensboro and Winston-Salem, NC (except for a landing gear shop) and Roanoke, VA beginning in September 1997 with a complete closure by the end of 1998 (maintenance work currently performed at these cities will be shifted to other locations).

     The company said it will work closely with union leaders and employee groups to minimize to the greatest degree possible the impact of changes in operations on individuals, although there are expected to be some employee furloughs.

     US Airways is currently unable to estimate the cost savings, revenue impact, or possible one-time charges associated with these actions. US Airways may incur expenses related to employee severance and asset dispositions, among other charges, related to these actions.

    Resumption of Regular Dividend Payments on Preferred Stock

     On March 26, 1997, the Company paid dividends totaling $34.8 million to holders of its Series A, Series F and Series T Preferred Stock (collectively the "Senior Preferred Stock") (see
Note 7 and Note 8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a description of each of the Company's outstanding preferred stock issuances). After these dividends, the Company had paid all dividends in arrears (including penalty dividends on the deferred dividends) on its Senior Preferred Stock. The Company also paid a regular quarterly dividend of $8.3 million on its Series A Preferred Stock on March 31, 1997.

     On March 26, 1997, the Company's board of directors declared dividends of $46.6 million on the Company's Series B Preferred Stock. After these dividends, which were paid on April 17, 1997, the Company had paid all dividends in arrears on its Series B Preferred Stock. Also on March 26, 1997, the Company's board of directors declared a regular quarterly dividend of $4.7 million on the Series B Preferred Stock, to be paid on May 15, 1997.

     Although the Company has resumed regular dividend payments on its outstanding preferred stock issuances, future dividend payments by the Company are primarily dependent on the Company's future financial performance and decisions by its board of directors. There can be no assurance that the Company's current positive financial performance will continue or if the Company will be able to maintain a capital surplus position based on its balance sheet, as defined under the laws of the State of Delaware.

                      US Airways Shuttle

     On April 7, 1997, the Company exercised its right to commence a procedure to value Shuttle, Inc. ("Shuttle"), the owner of the US Airways Shuttle, in accordance with the agreement between the Company, lenders to Shuttle and Shuttle's stockholders. Following the establishment of such a value, the Company has an option to purchase Shuttle at the established value. If the Company declines to purchase Shuttle at the established value it will continue to have a right of first refusal with respect to a purchase of the assets or capital stock of Shuttle. Initiation of the valuation procedure does not represent a commitment by the Company to purchase Shuttle and there can be no assurance that any such purchase will occur. Any decision by the Company to purchase Shuttle either through the valuation procedure or the right of first refusal will be made based on prices and related business considerations.

     The US Airways Shuttle currently operates a fleet of 12
Boeing 727-200 aircraft and provides high frequency service from New York to Boston and Washington, DC.

                      Other Information

     US Airways will move a majority of its international operations at BWI to Philadelphia effective June 15, 1997. These schedule adjustments are being made to further enhance the efficiency of US Airways' route network and take advantage of the traffic base and connection opportunities provided by US Airways' facilities at Philadelphia, US Airways' primary international gateway. These schedule adjustments will result in the elimination of approximately 240 full-time and part-time customer service and maintenance positions at BWI.

     US Airways will launch a second daily non-stop flight between Philadelphia and Paris on June 14, 1997. US Airways, which has filed with the DOT to serve London's Heathrow Airport from Boston, Charlotte, Philadelphia and Pittsburgh, continues to explore additional international opportunities.

     On April 28, 1997, the Company filed a registration statement with the SEC providing for a public offering of the preferred stock currently held by an affiliate of British Airways Plc ("British Airways"). The Company will not receive any proceeds from the offering and the sale of the securities will be carried out by British Airways. The Company's filing of the registration statement, which as of the date of this report had not been declared "effective" by the SEC, is in response to a request made by British Airways under the provisions of an investment agreement between the Company and British Airways. This disclosure does not constitute an offer to sell or a solicitation of an offer to buy these securities. In addition, there can be no sale of these securities in any state in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the laws of that state.

Results of Operations

     The following section provides an overview of changes in certain components of the Company's results of operations (the Company's Condensed Consolidated Statements of Operations are contained in Part I, Item 1A of this report). See Exhibit 99 to this report for select US Airways operating and financial statistics (which also includes the definition of certain terms used below). All terms used in this section refer to US Airways' scheduled service operations except for unit operating cost, which also includes charter service.

     The Company recorded net income of $152.7 million for the first quarter of 1997, an improvement of $185.0 million as compared to the first quarter of 1996. After preferred dividend requirement (the Company reflects dividends on all its outstanding preferred stock as if paid during the period for purposes of calculating income per common share), the Company earned $131.8 million, or $2.00 per common share on a primary basis and $1.45 on a fully-diluted basis. See discussion under "Record First Quarter Financial and Operating Results" above.

     US Airways' revenue passengers, RPMs, capacity (ASMs), and passenger load factor all increased quarter-over-quarter. With the exception of the capacity increase, these statistics improved primarily as a result of the factors discussed above under "Record First Quarter Financial and Operating Results." The quarter-over-quarter capacity increase was due mainly to increased aircraft utilization during the first quarter of 1997. Aircraft utilization during the first quarter of 1996 was adversely affected by inclement weather.

     US Airways' yield was slightly lower quarter-over-quarter. The Company's airline subsidiaries are experiencing increased competitive pressure with the October 1996 launch of Delta Express, Southwest's late-October 1996 expansion into the Northeast U.S. Direct competition with low cost, low fare air carriers or operations has typically resulted in the dilution of yield realized by the Company's airline subsidiaries, depending on the number of markets affected. In addition, US Airways' average passenger journey increased resulting in an "averaging-down" of yield quarter-over-quarter.

     US Airways continues to be the highest cost major domestic air carrier. US Airways' unit operating cost was 12.35 cents for the first quarter of 1997 or 3.6% lower than for the first quarter of 1996 due primarily to increased capacity quarter-over-quarter.

     The Company recently disclosed (in a Current Report on Form 8-K to the SEC dated April 23, 1997) that it expects US Airways' capacity to increase approximately 5% and US Airways' unit operating cost to decrease approximately 4% for the second quarter of 1997, as compared to the second quarter of 1996. The Company anticipates that US Airways' unit operating cost for full-year 1997 will decrease approximately 3.5% versus full-year 1996. The Company's unit operating cost estimates are dependent on several factors, most notably future fuel costs. The Company also disclosed that it expects US Airways' yield to decrease approximately 3% - 4% for second quarter 1997 versus second quarter 1996 due primarily to the effects of the ticket tax (which was not present during the second quarter of 1996) and the fact that US Airways' average passenger journey continues to increase. However, see discussion under "Update on US Airways' Competitive Position" above related to US Airways' subsequent announcement that it would reduce flying on some of its most unprofitable routes and close excess facilities.

Operating Revenues

Passenger Transportation - US Airways' Passenger transportation revenues increased $201.7 million, or 13.0%, with the remainder of the $219.3 million increase attributable to passengers carried by the Company's regional airline subsidiaries. US Airways' increase is primarily the result of a 13.7% increase in scheduled service RPMs partially offset by a 0.6% decrease in yield. The main factors contributing to the Company's improved performance are discussed under "Record First Quarter Financial and Operating Results" above. In addition, the Company estimates that severe winter weather within the Eastern U.S. and the partial Federal Government shutdown adversely affected first quarter 1996 revenues by approximately $55 million.

Other Operating Revenues - Fees received for passenger handling and reservation services from franchised US Airways Express air carriers increased due to higher passenger volumes carried by these air carriers and a higher fee structure. In addition, US Airways revenues from frequent traveler program participation fees and reservation cancellation fees increased quarter-over-quarter. Wet lease revenues decreased approximately $8.8 million quarter-over-quarter due to the phase-out of these arrangements during the first half of 1996. Increases or decreases in components of Other operating revenues are largely offset by related changes in Other operating expenses, net or other operating expense categories. US Airways' results include certain transactions with related parties that are eliminated at the US Airways Group level.

     US Airways' Operating Revenues include the line item "US Airways Express transportation revenues." Effective October 1, 1996, US Airways began purchasing all of the capacity (ASMs) generated by the Company's three wholly-owned regional air carriers and, concurrently, recognizes the passenger transportation revenues that result from passengers being carried by these companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to produce the capacity. The program is designed to reflect the reality of US Airways' relationship with the Company's regional airline subsidiaries - US Airways controls the markets these air carriers operate in, the marketing programs and the fares charged. US Airways' revenues from this program are reclassified to Passenger transportation revenues and the related expenses eliminated during the consolidation of the Company's results of operations.

Operating Expenses

Personnel Costs - Personnel complement increases and expenses associated with stock appreciation rights ("SARs") were partially offset by interest rate driven decreases in pension and postretirement benefits expenses. US Airways recognized expenses of $5.5 million related to SARs in the first quarter of 1997. To the extent the fair market value of a share of its Common Stock exceeds $15, the Company recognizes compensation expense based on the number of SARs outstanding. During the first quarter of 1996, the Company recognized expenses of approximately $10.1 million related to restricted stock grants, sign-on bonuses, severance payments and other compensation related to management changes. US Airways had approximately 40,300 full-time equivalent employees as of March 31, 1997 versus 39,900 full-time equivalent employees as of March 31, 1996.

Aviation Fuel - US Airways' Aviation fuel expense increased $40.2 million or 23.3% quarter-over-quarter. US Airways' fuel consumption increased 16 million gallons or 6.0% quarter-over-quarter primarily due to increased aircraft utilization. US Airways' average cost of aviation fuel per gallon during the first quarter of 1997 was 75.44 cents versus 64.99 cents for the first quarter of 1996 (a 16.1% increase). Effective first quarter of 1997, the Company classifies fuel taxes as an element of Aviation fuel expense. These expenses were previously an element of Other operating expense (prior period results have been restated for this reclassification). Aviation fuel prices are subject to market conditions and other factors that are generally outside of the Company's control. Fluctuations in the price of aviation fuel can have a dramatic effect on the Company's results of operations.

Commissions - Increased due to higher Passenger transportation revenues.

Aircraft Rent - Increased due primarily to a rent expense adjustment of $7.2 million recorded in the first quarter of 1997 related to certain US Airways Fokker F28-4000 aircraft.

Aircraft Maintenance - US Airways is beginning to realize savings associated with the "power-by-the-hour" maintenance contract covering certain jet engines it entered into during the fourth quarter of 1996.

Depreciation and Amortization - Decreased due mainly to certain ground equipment and other assets becoming fully depreciated.

Other Operating Expenses, Net - Expenses related to the wet lease arrangement with British Airways decreased $8.8 million (see also Other Operating Revenues above). This decrease was partially offset by increases in credit card expenses linked to higher Passenger transportation revenues. See also Aviation Fuel above related to fuel taxes.

     US Airways' Operating Expenses include the line item "US Airways Express capacity purchases." These expenses, which are eliminated during the consolidation of the Company's results of operations, are discussed under Operating Revenues above.

Other Income (Expense)

Interest Income - Increased due mainly to higher Cash and cash equivalents and Short-term investments balances.

Interest Expense - Decreased primarily as the result of less long-term debt outstanding quarter-over-quarter and the effects of refinancing at a lower interest rate certain debt during the first quarter of 1996.

Equity in Earnings of Affiliates - Results for all three of USAM's computer reservation system investments improved primarily due to increases in airline industry passenger volumes quarter-over-quarter.

Other, Net - Results for the first quarter of 1997 included gains totaling $16.6 million related to US Airways' sale of nine Boeing
737-200 and one F28-4000 aircraft.

Provision for Income Taxes - Increased primarily due to increased income and an increase in the Company's effective tax rate as of a result of the Company's projected utilization of all remaining alternative minimum tax net operating loss carryforwards during 1997.

     In February 1997, the Financial Accounting Standards Board adopted Statement No. 128, "Earnings per Share" ("SFAS 128"). This statement specifies new computation, presentation and disclosure requirements for reporting income per common share. The provisions of SFAS 128 preclude the Company from implementing the new standard prior to December 31, 1997, however, the Company believes that the implementation of SFAS 128 will not have a material impact on its income per common share disclosures for the first period affected or on prior period income per common share amounts, which must be restated to conform with the provisions of SFAS 128.

Liquidity and Capital Resources

     As of March 31, 1997, the Company's Cash and cash equivalents totaled $868.8 million and its Short-term investments totaled $595.4 million. As of March 31, 1997, US Airways also had $65.3 million deposited in trust accounts to collateralize letters of credit and worker's compensation policies. These deposits are included in Other assets, net on the Company's Condensed Consolidated Balance Sheets (which are contained in Part I, Item 1A of this report).

     As indicated in the Company's Condensed Consolidated Statements of Cash Flows (which are also contained in Part I, Item 1A of this report), net cash used for operations during the first quarter of 1997 was $8.3 million which includes the remittance of ticket taxes to the Federal government and final profit sharing payments to certain employees (see following paragraph). The Company has historically experienced a net cash outflow related to operating activities during its first fiscal quarter due primarily to seasonality factors combined with the occurrence of significant semi-annual lease and debt payments due in the month of January. USAM received distributions totaling $1.7 million from its computer reservation systems investments during the first quarter of 1997, as reflected in the Other operating adjustments category.

     During the first quarter of 1997, US Airways remitted ticket taxes collected in 1996 of approximately $180 million to the Federal government. The Company also made profit sharing payments to employees totaling $129.1 million during first quarter 1997. These payments ended the Company's obligation for profit sharing under its 1992 Salary Reduction Plan (the related expenses were recognized by the Company during 1996 and earlier periods).

     SAR exercises resulted in a cash outflow of $12.9 million during the first quarter of 1997. Future SAR exercises could have a material adverse effect on the Company's future cash outflows depending on the number and timing of SAR exercises and the fair market value of a share of the Company's Common Stock when exercises occur. As of March 31, 1997, approximately 2.8 million SARs granted under the 1992 Stock Option Plan remained outstanding. During April 1997, SAR exercises resulted in a cash outflow of $15.0 million.

     Investing activities during the first quarter of 1997 included cash outflows of $43.7 million for the acquisition of assets and cash inflows of $40.5 million related to asset dispositions, primarily US Airways' sale of nine 737-200 aircraft and one F28-4000 aircraft. Cash outflows related to the acquisition of assets include $6.0 million to purchase gates at Washington National Airport, $3.9 million to purchase four Douglas DC-9-30 aircraft upon expiration of the related operating leases, $9.3 million for hush kits, $7.0 million for third-party maintenance performed on certain subleased US Airways aircraft and approximately $17.5 million related to the purchase of rotables, other aircraft components (including items associated with US Airways' Aircraft Interior Upgrade and Standardization Program), computer equipment and various ground support and other equipment. The Company's Short-term investments decreased $35.7 million from the year-end 1996 level due to the Company's need to fulfill certain immediate operational needs (see discussion above regarding cash outflows related to ticket taxes and profit sharing payments). The net cash provided by investing activities during the first quarter of 1997 was $43.2 million.

     Net cash used by financing activities during the first quarter of 1997 was $117.0 million. The Company's subsidiaries made scheduled debt repayments of approximately $19.6 million and US Airways prepaid early capital lease obligations of $9.2 million associated with three DC-9-30 aircraft (and assumed title of the aircraft). In addition, the Company paid dividends totaling $93.1 million to holders of its Senior Preferred Stock during the first quarter. The Company paid dividends of $46.6 million to holders of its Series B Preferred Stock on April 17, 1997. The annual dividend requirements of the Company's outstanding preferred stock issuances total approximately $79 million. See "Resumption of Regular Dividend Payments on Preferred Stock" above for additional information.

     US Airways has agreements with an affiliate of Airbus for the acquisition of up to 400 Airbus aircraft. The agreements with Airbus remain subject to US Airways achieving a competitive cost structure, but obligate US Airways to inform Airbus by September 30, 1997 of whether or not it will proceed with the acquisition of the aircraft contemplated thereby. If an aircraft acquisition agreement with Airbus is consummated, the Company's estimate of short-term and long-term capital expenditures and/or lease commitments will be materially affected.

     As discussed under "US Airways Shuttle" above, the Company is investigating the purchase of Shuttle, Inc., the owner of the US
Airways Shuttle. The Company's purchase of Shuttle, Inc. would result in a material capital expenditure.

     The Company expects to satisfy all of its short-term liquidity requirements, including dividend payments on preferred stock and the cost of US Airways' aircraft interior upgrade and standardization program, through a combination of cash on hand and cash generated from operations. However, the Company remains highly leveraged. The Company and US Airways require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. In addition, the Company currently does not have access to short-term credit or receivable sale facilities. Changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from low cost, low fare air carriers or operations (see related discussion above) and further increases in the cost of aviation fuel, could have a material adverse effect on the Company's liquidity, financial condition and results of operations. US Airways' high cost structure relative to its primary competitors results in the Company's results of operations and financial condition being particularly susceptible to adverse changes in general economic and market conditions.

     As of March 31, 1997, the Company's ratio of current assets to current liabilities was approximately 0.86 to 1 and the debt component of the Company's capitalization structure was greater than 100% (and also greater than 100% if the three series of mandatorily redeemable preferred stock are considered to be debt) due to a deficit in stockholders' equity.

     Certain information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be considered "forward-looking information" which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Among the specific factors that could cause actual results to differ materially from those set forth in the forward-looking information are the following: labor costs, or, in the alternative, not putting in place a competitive cost structure, aviation fuel costs, competitive pressures on pricing particularly from low cost air carriers, weather conditions, consumer perceptions of the Company's product, demand for air transportation in the markets in which the Company operates and the risks listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking information, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

Part II.  Other Information

Item 1.  Legal Proceedings

     There are no significant developments in the pending legal proceedings as previously reported on the Annual Report of US Airways Group, Inc. and US Airways, Inc. on Form 10-K for the year ended December 31, 1996, and no new material legal proceedings have commenced during the time period covered by this interim report.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Designation                      Description

10             1997 Stock Incentive Plan of US Airways Group, Inc.

11             Computation of Primary and Fully-Diluted Earnings
               Per Share for the three months ended March 31, 1997 and 1996 for US Airways Group, Inc.

27.1           Financial Data Schedule - US Airways Group, Inc.

27.2           Financial Data Schedule - US Airways, Inc.

99 Airline Operating Statistics for the three months ended March 31, 1997 and 1996 for US Airways, Inc.

B.  Reports on Form 8-K

Date of Report                 Subject of Report

March 20, 1997     Letter, dated March 14, 1997, from British
                   Airways Plc ("British Airways") to US Airways
                   Group, Inc. ("US Airways Group") giving notice that British Airways' wholly-owned subsidiary,
                   BritAir Acquisition Corp. Inc. ("BritAir") intends to sell in one or more underwritten public offerings or privately negotiated transactions all of the 9,919.8 shares of Series T Cumulative Convertible Exchangeable
                   Senior Preferred Stock of US Airways Group which are owned by BritAir.

April 7, 1997      US Airways Group exercised its right to
                   commence a procedure to value Shuttle, Inc.
                   ("Shuttle"), the owner of the US Airways
                   Shuttle, in accordance with standards set forth in the agreement between US Airways Group, lenders to the Shuttle and stockholders of the Shuttle.

April 28, 1997     News release dated April 23, 1997 of US Airways
                   Group and US Airways, Inc. ("US Airways") with consolidated statements of operations for both companies for the three months ended March 31, 1997, and select operating results for US
                   Airways.

May 8, 1997        News release dated May 8, 1997 of US Airways
                   announcing that it will reduce flying on some of its most unprofitable routes and close excess facilities.



              (this space intentionally left blank)

                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    US Airways Group, Inc.
                                         (Registrant)


Date:  May 9, 1997            By:  /s/ James A. Hultquist
                                 ---------------------------
                                      James A. Hultquist
                                          Controller
                                (Principal Accounting Officer)


                                       US Airways, Inc.
                                         (Registrant)


Date:  May 9, 1997            By:  /s/ James A. Hultquist
                                 ---------------------------
                                      James A. Hultquist
                                          Controller
                                (Principal Accounting Officer)






            (this space intentionally left blank)