Form 10-Q
period 1997-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1997-08-08
CIK 701345, 714560

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1997
                                or
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the transition period from           to
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

         Yes  [X]                       No  [ ]

     As of July 31, 1997, there were outstanding approximately
80,154,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclosure format.

                      US Airways Group, Inc.
                                and
                         US Airways, Inc.

                   Quarterly Report on Form 10-Q


                         Table of Contents




Part I. Financial Information                                 Page
                                                              ----
  Item 1A.  Financial Statements - US Airways Group, Inc.

    Condensed Consolidated Statements of Operations
      - Three Months and Six Months Ended June 30, 1997
        and 1996                                                1
    Condensed Consolidated Balance Sheets
      - June 30, 1997 and December 31, 1996                     2
    Condensed Consolidated Statements of Cash Flows
      - Six Months Ended June 30, 1997 and 1996                 3
    Notes to Condensed Consolidated Financial Statements        4

  Item 1B.  Financial Statements - US Airways, Inc.

    Condensed Consolidated Statements of Operations
      - Three Months and Six Months Ended June 30, 1997
        and 1996                                                7
    Condensed Consolidated Balance Sheets
      - June 30, 1997 and December 31, 1996                     8
    Condensed Consolidated Statements of Cash Flows
      - Six Months Ended June 30, 1997 and 1996                 9
    Notes to Condensed Consolidated Financial Statements       10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 11

Part II.   Other Information

  Item 1.  Legal Proceedings                                   23

  Item 4.  Submission of Matters to a Vote of Security Holders 23

  Item 6.  Exhibits and Reports on Form 8-K                    23

Signatures                                                     24

                                   US Airways Group, Inc.
                         Condensed Consolidated Statements of Operations
               Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited)
                        (in thousands, except per share amounts)

                                   Three Months Ended        Six Months Ended
                                        June 30,                   June 30,
                                  ----------------------  ----------------------
                                     1997         1996        1997        1996
                                     ----         ----        ----        ----
Operating Revenues
  Passenger transportation        $2,011,963  $1,957,169  $3,908,818  $3,634,710
  Cargo and freight                   44,714      40,066      89,045      78,243
  Other                              155,933     152,252     315,825     304,956
                                   ---------   ---------   ---------   ---------
    Total Operating Revenues       2,212,610   2,149,487   4,313,688   4,017,909

Operating Expenses
  Personnel costs                    785,938     791,338   1,542,629   1,541,544
  Aviation fuel                      198,055     198,757     423,084     380,773
  Commissions                        165,208     160,832     309,799     293,137
  Aircraft rent                      113,784      92,072     234,717     205,263
  Other rent and landing fees         99,344     105,350     199,687     205,700
  Aircraft maintenance               104,873      90,484     201,754     190,457
  Depreciation and amortization       94,772      79,135     171,783     160,661
  Other, net                         395,092     385,580     799,063     783,643
                                   ---------   ---------   ---------   ---------

    Total Operating Expenses       1,957,066   1,903,548   3,882,516   3,761,178
                                   ---------   ---------   ---------   ---------

    Operating Income                 255,544     245,939     431,172     256,731

Other Income (Expense)
  Interest income                     23,435      16,158      47,277      29,677
  Interest expense                   (64,177)    (67,160)   (128,685)   (134,953)
  Interest capitalized                 2,861       1,973       5,636       3,422
  Equity in earnings of affiliates    13,492      10,049      26,910      21,311
  Other, net                             809        (129)     15,028        (605)
                                   ---------   ---------   ---------   ---------
    Other Income (Expense), Net      (23,580)    (39,109)    (33,834)    (81,148)
                                   ---------   ---------   ---------   ---------

Income Before Taxes                  231,964     206,830     397,338     175,583
Provision for Income Taxes            26,378       6,055      39,094       7,101
                                   ---------   ---------   ---------   ---------

Net Income                           205,586     200,775     358,244     168,482
  Preferred Dividend Requirement     (23,507)    (22,522)    (44,371)    (44,796)
                                   ---------   ---------   ---------   ---------
Net Income Applicable to
  Common Stockholders             $  182,079  $  178,253  $  313,873  $  123,686
                                   =========   =========   =========   =========

Income per Common Share
  Primary                              $2.46       $2.71       $4.48       $1.90
  Fully diluted                        $1.92       $1.91       $3.37       $1.55

Shares Used for Computation (000)
  Primary                             74,149      65,863      69,996      65,266
  Fully diluted                      104,348     105,019     104,688      95,448


See accompanying Notes to Condensed Consolidated Financial Statements.

                                           1

                                 US Airways Group, Inc.
                        Condensed Consolidated Balance Sheets
                  June 30, 1997(unaudited) and December 31, 1996
                 (dollars in thousands, except per share amounts)
                                                                  June 30,    December 31,
                                                                   1997            1996
                                                                 ---------      ---------
                                ASSETS
Current Assets
  Cash and cash equivalents                                     $1,135,750     $  950,966
  Short-term investments                                           482,118        635,839
  Receivables, net                                                 408,077        337,025
  Materials and supplies, net                                      238,065        248,774
  Prepaid expenses and other                                       140,571        137,590
                                                                 ---------      ---------
    Total Current Assets                                         2,404,581      2,310,194
Property and Equipment
  Flight equipment                                               5,200,979      5,202,057
  Ground property and equipment                                  1,127,506      1,108,648
  Less accumulated depreciation and amortization                (2,599,954)    (2,470,337)
                                                                 ---------      ---------
                                                                 3,728,531      3,840,368
  Purchase deposits	                                                84,620         77,620
                                                                 ---------      ---------
    Total Property and Equipment, Net                            3,813,151      3,917,988
Other Assets
  Goodwill, net                                                    486,486        494,511
  Other intangibles, net                                           279,060        283,309
  Other assets, net                                                531,017        525,409
                                                                 ---------      ---------
    Total Other Assets                                           1,296,563      1,303,229
                                                                 ---------      ---------
                                                                $7,514,295     $7,531,411
                                                                 =========      =========

     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt                          $  103,295     $   84,259
  Accounts payable                                                 363,536        438,951
  Traffic balances payable and unused tickets                      835,734        715,576
  Accrued aircraft rent                                            487,448        510,752
  Other accrued expenses                                           797,703      1,099,181
                                                                 ---------      ---------
    Total Current Liabilities                                    2,587,716      2,848,719
Long-Term Debt, Net of Current Maturities                        2,546,146      2,615,780
Deferred Credits and Other Liabilities
  Deferred gains, net                                              346,137        359,748
  Postretirement benefits other than pensions, noncurrent        1,130,596      1,093,519
  Noncurrent employee benefit liabilities and other                624,934        439,308
                                                                 ---------      ---------
    Total Deferred Credits and Other Liabilities                 2,101,667      1,892,575
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series A, 358,000 shares issued and outstanding, no par value    358,000        358,000
  Series F, 30,000 shares issued and outstanding as of                   -        300,000
    December 31, 1996, no par value
  Series T, 10,000 shares issued and outstanding as of                   -        100,719
    December 31, 1996, no par value
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock,                 213,128        213,128
    no par value, 4,263,000 depositary shares issued
  Common stock, par value $1 per share, authorized                  80,111         64,306
    150,000,000 shares, issued and outstanding
    80,111,000 and  64,306,000 shares, respectively
  Paid-in capital                                                1,677,513      1,386,557
  Retained earnings (deficit)                                   (1,925,097)    (2,117,838)
  Common stock held in treasury                                          -              -
  Deferred compensation                                            (89,680)       (95,326)
  Adjustment for minimum pension liability                         (35,209)       (35,209)
                                                                 ---------      ---------
    Total Stockholders' Equity (Deficit)                           (79,234)      (584,382)
                                                                 ---------      ---------
                                                                $7,514,295     $7,531,411
                                                                 =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                           2

                                     US Airways Group, Inc.
                         Condensed Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 1997 and 1996 (unaudited)
                                       (in thousands)

                                                                        1997        1996
                                                                     ---------    -------
Cash and cash equivalents beginning of period                       $  950,966   $881,854
                                                                     ---------    -------
Cash flows from operating activities
  Net income                                                           358,244    168,482
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                                    171,783    160,661
      Loss (gain) on disposition of property                           (16,521)     1,452
      Amortization of deferred gains and credits                       (13,842)   (13,832)
      Other                                                              2,800     43,846
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                             (71,052)  (101,039)
        Decrease (increase) in materials and supplies,
          prepaid expenses and pension assets                            1,926    (30,933)
        Increase (decrease) in traffic balances payable
          and unused tickets                                           120,158    220,374
        Increase (decrease) in accounts payable, accrued
          aircraft rent and other accrued expenses                    (215,063)   (19,268)
        Increase (decrease) in postretirement benefits other than
          pensions, noncurrent                                          37,077     39,953
                                                                     ---------    -------
            Net cash provided by (used for) operating activities       375,510    469,696

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                     (12,395)   (10,987)
  Additions to other property                                          (75,609)   (77,163)
  Proceeds from disposition of property                                 45,837      7,067
  Decrease (increase) in short-term investments                        148,343   (442,697)
  Decrease (increase) in restricted cash and investments                 9,080     (1,466)
  Other                                                                  4,409    (11,444)
                                                                     ---------    -------
            Net cash provided by (used for) investing activities       119,665   (536,690)

Cash flows from financing activities
  Issuance of debt                                                           -    103,002
  Reduction of debt                                                    (50,598)  (144,671)
  Issuance of common stock                                              24,804      2,198
  Sale of treasury stock                                                 1,031          -
  Redemption of preferred stock, including redemption premiums        (126,173)         -
  Dividends paid on preferred stock                                   (159,455)         -
                                                                     ---------    -------
            Net cash provided by (used for) financing activities      (310,391)   (39,471)
                                                                     ---------    -------

Net increase (decrease) in cash and cash equivalents                   184,784   (106,465)
                                                                     ---------    -------
Cash and cash equivalents end of period                             $1,135,750   $775,389
                                                                     =========    =======

Noncash investing and financing activities
  Conversion of preferred stock into common stock                   $  283,723   $      -
  Treasury stock acquired for tax withholding on employee
    stock grants                                                    $    1,163   $      -
  Issuance of debt - refinancing of debt secured by aircraft        $        -   $159,998
  Reduction of debt - refinancing of debt secured by aircraft       $        -   $154,422
  Issuance of debt - aircraft acquisitions                          $        -   $ 13,784
  Underwriter's fees - refinancing of debt secured by aircraft      $        -   $  2,488

Supplemental Information
  Cash paid during the period for interest, net of
    amount capitalized                                              $  125,136   $129,918
  Net cash paid during the period for income taxes                  $   32,770   $  1,226


See accompanying Notes to Condensed Consolidated Financial Statements.
                                           3

                      US Airways Group, Inc.
       Notes to Condensed Consolidated Financial Statements
                            (Unaudited)


1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc. ("US Airways Group" or the "Company") and its wholly-owned subsidiaries US Airways, Inc. ("US Airways"), Piedmont Airlines, Inc., PSA Airlines, Inc., Allegheny Airlines, Inc., US Airways Leasing and Sales, Inc., US Airways Fuel Corporation, Material Services Company, Inc. and The OR Group, Inc. ( "OR Group").

     OR Group was a wholly-owned subsidiary of US Airways Group that was incorporated in February 1996 and dissolved in the fourth quarter of 1996. OR Group provided resource allocation consulting services and decision-making support systems to US Airways, which assumed these activities upon OR Group's dissolution.

     US Airways terminated its Airline Technical Services, LLC joint venture with a subsidiary of British Airways Plc ("British
Airways") effective January 1997. No material charges resulted from its termination.

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

2.  Income Per Common Share

     For the three months and six months ended June 30, 1997, approximately 2,463,000 incremental shares of Common Stock were included in the calculation of fully diluted income per common share as the result of applying the "treasury stock method" to outstanding stock options. For both periods, the effects of assuming conversion of the Company's outstanding preferred stock issuances were dilutive and therefore included in the calculation, except for shares of Series F preferred stock which were redeemed in May 1997 (See Note 3, "Redeemable Preferred Stock").

     For both the three months and six months ended June 30, 1997, the income effects of assuming conversion of dilutive preferred stock issuances were approximately $18,053,000 and $38,561,000, respectively. For the same periods, the share effects of assuming conversion of dilutive preferred stock issuances were approximately 29,998,000 and 34,054,000 shares, respectively.

3.  Redeemable Preferred Stock

     On May 21, 1997, British Airways converted 28,059.364 shares of Series F Preferred Stock into 14,458,851 shares of Common Stock, which it then sold. On May 22, 1997, the Company redeemed the remaining outstanding shares of Series F Preferred Stock and all of the Series T Preferred Stock (both series were held exclusively by British Airways) for $126.2 million (which included a redemption premium of $5.2 million for the shares of Series F Preferred Stock redeemed and $0.8 million for the Series T Preferred Stock). The Company's board of directors declared regular quarterly dividends on the Series F and Series T Preferred Stock prior to the conversion and redemption transactions. As of May 22, 1997, British Airways held no ownership interest in the Company.

     During the first six months of 1997, the Company paid dividends totaling $108.2 million on its Series A, Series F and Series T Preferred Stock (see Note 7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a description of each series), including payment of all dividends in arrears.

4.  Stockholders' Equity

     On April 17, 1997, the Company paid dividends of $46.6 million on its Series B Preferred Stock. With that payment, the Company had paid all dividends in arrears on its Series B Preferred Stock. The Company paid regular quarterly dividends on its Series B Preferred Stock on May 15, 1997.

     On July 23, 1997, the Company's board of directors declared regular quarterly dividends of $4.7 million on its Series B
Preferred Stock, to be paid on August 15, 1997.

5.  British Airways Plc Investment

     As discussed in Note 3, "Redeemable Preferred Stock," British Airways held no ownership interest in US Airways Group as of May 22, 1997. As of December 31, 1996, the preferred stock held by British Airways represented approximately 23% of the total voting interest in the Company.

6.  Select Financial Information - USAM Investments

     As of June 30, 1997, USAM owned 11% of the Galileo
International Partnership ("GIP"), approximately 11% of the Galileo Japan Partnership ("GJP") and approximately 21% of the Apollo
Travel Services Partnership ("ATS"). The following is summarized financial information for these partnerships (combined, in millions):

                         Three Months Ended    Six Months Ended
                               June 30,            June 30,
                         ------------------    ----------------
                          1997        1996      1997      1996
                          ----        ----      ----      ----
                             (Unaudited)          (Unaudited)

  Service revenues        $415        $375      $829      $751
  Cost and expenses        328         304       646       600
                          ----        ----      ----      ----
    Net earnings          $ 87        $ 71      $183      $151
                          ====        ====      ====      ====

     USAM received distributions from GIP, GJP and ATS of $2.1 million, $0.2 million and $4.6 million, respectively, during the first six months of 1997. USAM received distributions from GIP, GJP and ATS of $1.5 million, $0.1 million and $39.8 million (including a special distribution from

ATS of $33.7 million during the second quarter of 1996), respectively, during the first six months of 1996.

     See Note 8, "Subsequent Events," regarding recent events involving USAM's ATS and GIP investments.

7.  Nonrecurring Items

     The Company's results for the first six months of 1997 include two Nonrecurring items totaling $26.8 million net expense recognized during the second quarter. US Airways reversed $1.5 million of previously accrued lease obligations upon subleasing an additional British Aerospace BAe-146-200 aircraft (recorded as a credit to Aircraft rent expense).

     US Airways also recognized nonrecurring expenses totaling $28.3 million related to efficiency measures announced during May 1997: $6.9 million recorded in Personnel costs related to estimated employee severance payments; $2.9 million recorded in Other rent and landing fees related primarily to the write-off of lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues), and; $18.5 million recorded in Depreciation and amortization related primarily to the write-down of to-be-grounded McDonnell Douglas DC-9-30 ("DC-9") aircraft to estimated fair market value. The efficiency measures include the grounding of 22 excess aircraft, including five Fokker F28-4000 and 17 DC-9 aircraft, the elimination of unprofitable jet service to nine cities (effective September 1997) and the elimination of other unprofitable routes, closing the flight crew base in Los Angeles and closing several reservations and maintenance facilities (operations at these locations will be consolidated into other existing facilities).

8.  Subsequent Events

     On July 30, 1997, Galileo International, Inc. ("Galileo") completed an initial public offering ("IPO") and used the proceeds, together with the proceeds of bank financing, to purchase ATS. Immediately preceding the IPO, GIP was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%. USAM received proceeds of $62.2 million and recognized a pre-tax gain of approximately $48 million from the sell-down of its interest in Galileo and received proceeds of $162.0 million and recognized a pre-tax gain of approximately $130 million in connection with the ATS sale.

     USAM will apply the provisions of Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for its remaining investment in Galileo, which will be classified as "available for sale."







              (this space intentionally left blank)

                                           US Airways, Inc.
                            Condensed Consolidated Statements of Operations
                      Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited)
                                          (in thousands)

                                                  Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                               ----------------------    ----------------------
                                                  1997         1996         1997         1996
                                                  ----         ----         ----         ----
Operating Revenues
  Passenger transportation                    $1,856,497   $1,802,522   $3,609,811   $3,354,101
  Cargo and freight                               43,651       39,087       86,952       76,395
  US Airways Express transportation revenues     156,896            -      301,467            -
  Other                                          151,423      151,988      300,590      302,716
                                               ---------    ---------    ---------    ---------
    Total Operating Revenues                   2,208,467    1,993,597    4,298,820    3,733,212

Operating Expenses
  Personnel costs                                744,648      752,284    1,460,627    1,466,035
  Aviation fuel                                  187,512      188,080      400,451      360,840
  Commissions                                    153,149      150,229      288,850      273,764
  Aircraft rent                                   99,039       80,507      205,246      182,922
  Other rent and landing fees                     94,711      100,797      190,293      197,154
  Aircraft maintenance                            88,956       74,072      170,318      160,611
  Depreciation and amortization                   90,967       75,259      164,139      152,997
  US Airways Express capacity purchases          121,537            -      242,460            -
  Other, net                                     369,007      365,802      743,358      741,232
                                               ---------    ---------    ---------    ---------
    Total Operating Expenses                   1,949,526    1,787,030    3,865,742    3,535,555
                                               ---------    ---------    ---------    ---------

    Operating Income                             258,941      206,567      433,078      197,657

Other Income (Expense)
  Interest income                                 23,740       16,071       47,499       29,481
  Interest expense                               (64,916)     (70,621)    (132,166)    (142,068)
  Interest capitalized                             2,861        1,973        5,636        3,422
  Equity in earnings of affiliates                13,492       10,049       26,910       21,311
  Other, net                                       1,107           31       15,154         (371)
                                               ---------    ---------    ---------    ---------
    Other Income (Expense), Net                  (23,716)     (42,497)     (36,967)     (88,225)
                                               ---------    ---------    ---------    ---------

Income Before Taxes                              235,225      164,070      396,111      109,432
Provision for Income Taxes                        33,439        3,502       50,696        3,794
                                               ---------    ---------    ---------    ---------
Net Income                                    $  201,786   $  160,568   $  345,415   $  105,638
                                               =========    =========    =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                           7

                                           US Airways, Inc.
                                Condensed Consolidated Balance Sheets
                          June 30, 1997 (unaudited) and December 31, 1996
                          (dollars in thousands, except per share amount)

                                                                 June 30,     December 31,
                                                                   1997          1996
                                                                   ----          ----
                              ASSETS
Current Assets
  Cash and cash equivalents                                    $1,134,728    $ 950,134
  Short-term investments                                          482,118      635,839
  Receivables, net                                                406,154      325,478
  Receivables from related parties, net                            43,191            -
  Materials and supplies, net                                     207,200      211,184
  Prepaid expenses and other                                      133,224      129,380
                                                                ---------    ---------
    Total Current Assets                                        2,406,615    2,252,015
Property and Equipment
  Flight equipment                                              4,970,435    4,972,873
  Ground property and equipment                                 1,103,504    1,087,178
  Less accumulated depreciation and amortization               (2,505,043)  (2,381,844)
                                                                ---------    ---------
                                                                3,568,896    3,678,207
  Purchase deposits                                                84,620       77,620
                                                                ---------    ---------
    Total Property and Equipment, Net                           3,653,516    3,755,827
Other Assets
  Goodwill, net                                                   486,486      494,511
  Other intangibles, net                                          279,029      283,274
  Other assets, net                                               610,147      606,906
                                                                ---------    ---------
    Total Other Assets                                          1,375,662    1,384,691
                                                                ---------    ---------
                                                               $7,435,793   $7,392,533
                                                                =========    =========

       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt                         $  103,204   $   84,171
  Accounts payable                                                343,951      420,388
  Payable to related parties, net                                       -      193,860
  Traffic balances payable and unused tickets                     835,734      715,576
  Accrued aircraft rent                                           478,900      495,662
  Other accrued expenses                                          782,365    1,073,773
                                                                ---------    ---------
    Total Current Liabilities                                   2,544,154    2,983,430
Long-Term Debt, Net of Current Maturities                       2,545,231    2,614,818
Deferred Credits and Other Liabilities
  Deferred gains, net                                             343,378      356,583
  Postretirement benefits other than pensions, noncurrent       1,130,346    1,093,269
  Noncurrent employee benefit liabilities and other               612,424      429,588
                                                                ---------    ---------
    Total Deferred Credits and Other Liabilities                2,086,148    1,879,440
Commitments and Contingencies
Stockholder's Equity (Deficit)
  Common stock, par value $1 per share,
    authorized 1,000 shares, issued and
    outstanding 1,000 shares                                            1            1
  Paid-in capital                                               2,416,131    2,416,131
  Retained earnings (deficit)                                  (2,120,663)  (2,466,078)
  Adjustment for minimum pension liability                        (35,209)     (35,209)
                                                                ---------    ---------
    Total Stockholder's Equity (Deficit)                          260,260      (85,155)
                                                                ---------    ---------
                                                               $7,435,793   $7,392,533
                                                                =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                           8

                                        US Airways, Inc.
                          Condensed Consolidated Statements of Cash Flows
                        Six Months Ended June 30, 1997 and 1996 (unaudited)
                                       (in thousands)

                                                                            1997       1996
                                                                            ----       ----
Cash and cash equivalents beginning of period                           $  950,134   $879,613
                                                                         ---------    -------
Cash flows from operating activities
  Net income                                                               345,415    105,638
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities
      Depreciation and amortization                                        164,139    152,997
      Loss (gain) on disposition of property                               (16,590)     1,421
      Amortization of deferred gains and credits                           (13,205)   (13,206)
      Other                                                                 (1,027)    22,789
  Changes in certain assets and liabilities
    Decrease (increase) in receivables                                    (123,867)  (101,811)
    Decrease (increase) in materials and supplies, prepaid expenses
      and pension assets                                                    (4,499)   (25,530)
    Increase (decrease) in traffic balances payable and unused tickets     120,158    232,026
    Increase (decrease) in accounts payable, accrued
      aircraft rent and other accrued expenses                            (396,353)    53,255
    Increase (decrease) in postretirement benefits other than
      pensions, noncurrent                                                  37,077     39,953
                                                                         ---------    -------
        Net cash provided by (used for) operating activities               111,248    467,532

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                         (12,395)   (10,987)
  Additions to other property                                              (70,999)   (73,628)
  Proceeds from disposition of property                                     45,462      6,950
  Decrease (increase) in short-term investments                            148,343   (442,697)
  Decrease (increase) in restricted cash and investments                     9,080     (1,466)
  Other                                                                      4,409    (11,444)
                                                                         ---------    -------
        Net cash provided by (used for) investing activities               123,900   (533,272)

Cash flows from financing activities
  Issuance of debt                                                               -    103,002
  Reduction of debt                                                        (50,554)  (142,517)
                                                                         ---------    -------
        Net cash provided by (used for) financing activities               (50,554)   (39,515)
                                                                         ---------    -------

Net increase (decrease) in cash and cash equivalents                       184,594   (105,255)
                                                                         ---------    -------

Cash and cash equivalents end of period                                 $1,134,728   $774,358
                                                                         =========    =======

Noncash investing and financing activities
  Issuance of debt - refinancing of debt secured by aircraft            $        -   $159,998
  Reduction of debt - refinancing of debt secured by aircraft           $        -   $154,422
  Reduction of parent company debt - aircraft acquisitions              $        -   $ 68,640
  Issuance of debt - aircraft acquisitions                              $        -   $ 13,784
  Underwriter's fees - refinancing of debt secured by aircraft          $        -   $  2,488

Supplemental Information
  Cash paid during the period for interest, net of amount capitalized   $  125,093   $127,571
  Net cash paid during the period for income taxes                      $   32,678   $    753


See accompanying Notes to Condensed Consolidated Financial Statements.

                                           9

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

     US Airways terminated its Airline Technical Services, LLC joint venture with a subsidiary of British Airways Plc effective
January 1997. No material charges resulted from its termination.

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

2.  Select Financial Information - USAM Investments

     Please refer to Note 6 in US Airways Group's "Notes to
Condensed Consolidated Financial Statements" on Page 5 of this report.

3.  Nonrecurring Items

     Please refer to Note 7 in US Airways Group's "Notes to
Condensed Consolidated Financial Statements" on Page 6 of this report.

4.  Subsequent Events

     Please refer to Note 8 in US Airways Group's "Notes to
Condensed Consolidated Financial Statements" on Page 6 of this report.






              (this space intentionally left blank)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                              General

     Item 2 of this report should be read in conjunction with Item 7 of US Airways Group, Inc.'s ("US Airways Group" or the "Company") and US Airways, Inc.'s ("US Airways") Annual Report to the United States Securities and Exchange Commission ("SEC") on Form 10-K for the year ended December 31, 1996. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company and US Airways, but rather updates disclosures made in the aforementioned filing.

     Certain information contained in Item 2 of this report should be considered "forward-looking information" which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Among the specific factors that could cause actual results to differ materially from those set forth in the forward-looking information are the following: labor costs, aviation fuel costs, competitive pressures from low cost competition, weather conditions, consumer perceptions of the Company's products, demand for air transportation and other risks listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking information, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

     Except where noted, the following discussion relates primarily to the financial condition, results of operations and future prospects of US Airways. US Airways is the Company's principal subsidiary, accounting for approximately 92% of the Company's operating revenues for the first six months of 1997 on a consolidated basis.


                        Financial Overview

     For the second quarter of 1997, the Company's operating income was $255.5 million, net income was $205.6 million (the Company's Condensed Consolidated Statements of Operations are contained in
Part I, Item 1A of this report) and income per common share (or "EPS") was $2.46 and $1.92 on a primary and fully diluted basis, respectively. The Company's second quarter 1997 results for operating revenues, operating income and net income were company records for a quarter. For the first six months of 1997, operating income was $431.2 million, net income was $358.2 million and EPS was $4.48 on a primary basis and $3.37 on a fully diluted basis. See also "Results of Operations" below.

     US Airways recorded net income of $201.8 million and $345.4 million for the second quarter of 1997 and for the first six months of 1997, respectively. US Airways' financial results include the financial results of its wholly-owned subsidiary USAM Corp.
("USAM") and are significantly influenced by related party transactions.


            Update on US Airways' Competitive Position

     Two of US Airways' three primary low cost, low fare competitors, Southwest Airlines, Inc. ("Southwest") and ValuJet Airlines, Inc. ("ValuJet"), increased service within the Eastern United States during the first half of 1997. These competitors, along with "Delta Express," each have a significant cost advantage over US Airways, particularly with regard to personnel costs. US Airways' cost structure continues to be the highest of all major domestic air carriers. In addition, other low cost, low fare air carriers have introduced and/or expanded operations within the Eastern U.S. during the first six months of 1997. The Company's airline subsidiaries have a majority of their operations within the Eastern U.S. By the end of July 1997, US Airways had low cost, low fare competition overlapping approximately 59% of its traffic base compared to approximately 43% as of March 1, 1997. Direct competition with low cost, low fare air carriers or operations has typically resulted in the dilution of yield realized by the Company's airline subsidiaries, depending on the number of markets affected.

     Southwest added one-stop same-plane transcontinental service between Baltimore/ Washington International Airport ("BWI") and Oakland and Los Angeles (see below for recent developments regarding US Airways' operations at BWI) during June 1997. In addition, Southwest has announced that it will add additional service at Tampa, Orlando, Nashville, Providence, Kansas City, Albuquerque and Austin during September 1997.

     ValuJet resumed service to Charlotte on May 15, 1997, but has announced that it will discontinue this service September 3, 1997. In addition, ValuJet recently reinstated service to Washington's Dulles International Airport, Philadelphia and Boston. The Company's airline subsidiaries have operations at all four locations and the major airports at Charlotte and Philadelphia are two of US Airways' hubs. ValuJet, which operated 51 aircraft prior to its service reduction during the summer of 1996, operated 15 aircraft as of December 31, 1996 and currently operates 30 aircraft. Prior to Valujet's service reduction, more than 35% of US Airways' traffic base overlapped Valujet's route structure. The Company is unable to predict whether ValuJet's capacity in markets also served by US Airways will eventually match or exceed previous levels.

     The route network and capacity of Delta Express, the low cost, low fare product offered by Delta Airlines, Inc. ("Delta"), has remained relatively unchanged since January 1997. The Company is unable to predict if Delta will expand Delta Express, which currently operates exclusively within the Eastern U.S.

     During April and May of 1997, the Company's senior management engaged in a series of presentations to the Company's employees to explain and emphasize their view that the Company must obtain a competitive cost structure in order to implement the strategy of becoming an effective global competitor. In particular, senior management identified reductions in personnel costs as being the key to the implementation of a competitive cost structure; generally, a labor cost structure that is comparable with US Airways' major competitors for mainline operations-American Airlines, Inc., Delta, Northwest Airlines, Inc. and United Air Lines Inc.-and Delta Express and Southwest for US Airways' low cost response. In the presentations, senior management stated its view that a competitive cost structure was necessary in order for the Company to compete with low cost air carriers such as Southwest, Delta Express and ValuJet, which have continued their rapid expansion in Eastern U.S. markets, and for the Company to be in a position to proceed with its planned purchase of approximately 400 Airbus Industrie ("Airbus") aircraft. The Company's senior management further indicated that not obtaining a competitive cost structure could result in, among other things: (i) downsizing BWI operations; (ii) reducing Florida service; (iii) terminating unprofitable east/west and north/south routes; (iv) reducing aircraft types and achieving aircraft fleet rationalization; (v) not affirming the order for Airbus aircraft, and; (vi) making other operational changes to implement a "right-sizing" strategy. If and to the extent that the alternatives pursued include reducing operations, the Company could incur charges such as those related to any resulting decrease in value of assets employed in such operations. No final decisions have been made with respect to such alternatives and, accordingly, the Company cannot determine the amount of any such possible charges. As of the date of this report, the Company has been unsuccessful in its attempts to achieve meaningful wage and productivity changes from US Airways' organized labor groups.

                        Efficiency Measures

     The Company announced certain "efficiency measures" during May 1997. These efficiency measures primarily relate to US Airways reducing flying on some of its most unprofitable routes and closing excess facilities. The actions are part of the Company's plan to ensure that it has the strongest possible foundation as decisions are made about its ultimate strategic direction (as discussed in the preceding paragraph). These actions include:

    - Removing 22 excess aircraft from US Airways' operating fleet, including US Airways' last five Fokker F28-4000 aircraft and 17 older McDonnell Douglas DC-9-30 ("DC-9") aircraft in the coming months;
    - Ending unprofitable jet service to nine cities and eliminating other routes that have not been profitable;
    - Reducing capacity (as measured by available seat miles or "ASMs"), resulting in a year-over-year decrease of approximately 6.5% by Summer 1998;
    - Closing the flight crew base in Los Angeles for pilots and flight attendants by February 1998 (US Airways maintains 7 crew bases in other locations);
    - Consolidating reservations operations by closing reservations centers in Utica (NY) and Nashville in October 1997 (US Airways maintains reservations centers in seven other cities), and;
    - Closing maintenance facilities at Greensboro (NC), Winston-Salem (NC) (except for a landing gear shop) and Roanoke (VA) by the end of 1998 (maintenance work currently performed at these cities will be shifted to other locations).

     The Company is working closely with union leaders and employee groups to minimize to the greatest degree possible the impact of changes in operations on affected employees. However, the Company expects these actions will result in the furlough of approximately 1,150 US Airways employees.

     These efficiency measures resulted in nonrecurring expenses totaling $28.3 million (see "Results of Operations" below). Although the Company believes that the reduction in capacity resulting from the aircraft retirements may result in decreased operating revenues, it anticipates that these actions will result in relative decreases in certain operating expenses, primarily those linked to capacity and traffic levels.

     US Airways moved a majority of its international operations at BWI to Philadelphia effective June 15, 1997. These schedule adjustments were made to further enhance the efficiency of US Airways' route network and take advantage of the traffic base and connection opportunities provided by US Airways' facilities at Philadelphia, US Airways' primary international gateway. These schedule adjustments have resulted in the elimination of approximately 240 full-time and part-time customer service and maintenance positions at BWI.


    Resumption of Regular Dividend Payments on Preferred Stock
                 and British Airways' Divestiture

     On March 26, 1997, the Company paid dividends totaling $34.8 million to the holders of its Series A, Series F and Series T Preferred Stock and the Company's board of directors declared dividends of $46.6 million on the Company's Series B Preferred Stock (see Note 7 and Note 8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a description of each of the Company's preferred stock issuances). After payment of the Series B Preferred Stock dividends during May 1997, the Company had paid all dividends in arrears (including penalty dividends on the deferred dividends) and had resumed regular quarterly dividend payments on all of its outstanding preferred stock issuances.

     During May 1997, British Airways Plc ("British Airways") converted 28,059.364 shares of Series F Preferred Stock into 14,458,851 shares of Common Stock, which it then sold. Also during May 1997, the Company redeemed the remaining shares of Series F Preferred Stock and all of the Series T Preferred Stock (both series were held exclusively by British Airways). The Company's board of directors declared regular quarterly dividends on the Series F and Series T Preferred Stock prior to the conversion and redemption transactions. After the conversion and redemption transactions, British Airways held no ownership interest in the Company (see also "Liquidity and Capital Resources" below).

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

     Sections 382 and 383 of the Internal Revenue Code and the regulations thereunder impose limitations on the utilization of net operating loss and credit carryforwards if a corporation has had a "change of control" as defined therein. Generally, a change of control occurs if the corporation experiences more than a 50% ownership change over a rolling three year testing period. In general, if a corporation has a change of control, the amount of loss carryforwards and credits that can be used in any subsequent year are limited to an amount equal to the product of the value of the corporation's stock immediately prior to the change multiplied by the "long-term tax exempt rate," as defined by the U.S. Internal Revenue Service. The Company does not believe it had experienced a change of control before the British Airways transactions discussed above, nor does it believe that those transactions caused a change of control. As of December 31, 1996 the Company had approximately $1.5 billion unused net operating loss carryforward, $375 million alternative net operating loss carryforward, $50 million of investment tax credits, and $33 million alternative minimum tax credits. The Company expects to use a significant portion of these carryforwards during 1997.


                         USAM's Investments

     On July 30, 1997, Galileo International, Inc. ("Galileo") completed an initial public offering ("IPO") and used the proceeds, together with the proceeds of bank financing, to purchase Apollo Travel Services Partnership ("ATS"). USAM owned approximately 21% of ATS. Immediately preceding the IPO, Galileo International Partnership ("GIP") was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%. USAM received proceeds of $62.2 million and recognized a pre-tax gain of approximately $48 million from the sell-down of its interest in Galileo and received proceeds of $162.0 million and recognized a pre-tax gain of approximately $130 million in connection with the ATS sale

     USAM will apply the provisions of Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for its remaining investment in Galileo, which will be classified as "available for sale."


                        US Airways Shuttle

     On March 31, 1997, the Company exercised its right to commence a procedure to value Shuttle, Inc. ("Shuttle"), the owner of the US Airways Shuttle, in accordance with the agreement between the Company, lenders to Shuttle and Shuttle's stockholders. Following the establishment of such a value, the Company has an option to purchase Shuttle at the established value. If the Company declines to do so, it will continue to have a right of first refusal with respect to any other agreement to purchase the assets or capital stock of Shuttle. Initiation of the valuation procedure does not represent a commitment by the Company to purchase Shuttle and there can be no assurance that any such purchase will occur. Any decision by the Company to purchase Shuttle either through the valuation procedure or the right of first refusal will be made based on prices and related business considerations.

     The US Airways Shuttle currently operates a fleet of 12 Boeing 727-200 aircraft and provides high frequency service from New York to Boston and Washington, DC.


                         Other Information

     On August 5, 1997, President Clinton signed legislation extending federal excise taxes on air transportation from October 1, 1997 through September 30, 2007. In addition, effective
October 1, 1997, the legislation reduces the domestic ticket tax from the current level of 10% of fare to 9.0% (decreasing to 8.0% on October 1, 1998 and to 7.5% on October 1, 1999), adds a new segment tax of $1.00 (which increases to $3.00 by the year 2002), changes the current $6.00 international departure tax to $12.00 and adds a $12.00 international arrival tax. The legislation also adds a new 7.5% tax effective October 1, 1997 on certain purchases of frequent traveler miles from domestic air carriers. The Company does not believe that the new ticket tax structure will have a material adverse effect on its liquidity, financial condition or results of operations.

     US Airways' added a second daily non-stop flight between Philadelphia and Paris on June 14, 1997. However, US Airways will discontinue service from Boston to Frankfurt during October 1997. US Airways, however, continues to explore additional international opportunities and has filed with the Department of Transportation ("DOT") to serve London's Heathrow Airport from Boston, Charlotte, Philadelphia and Pittsburgh.

     During July 1997, electronic ticketing sales for travel on US Airways and its regional affiliates reached 19% of all ticket sales. The Company, whose "E-ticket" program was launched in April 1996, believes that electronic ticketing helps reduce distribution costs.

     On January 30, 1997, US Airways' passenger service employees voted against representation by the Communications Workers of America ("CWA") in an election monitored by the National Mediation Board ("NMB"). However, on June 20, 1997, the NMB ordered that a new representation election be held for these employees, currently approximately 9,200 employees, because of alleged interference by US Airways with the January election. US Airways has filed an action challenging this order in federal court. The re-run election is currently scheduled for August 1997 with ballots scheduled to be counted in September 1997.

     The Federal Aviation Administration has proposed new regulations that would require certain commercial passenger aircraft to have cargo hold fire detection/suppression systems. The proposed regulations, subject to DOT approval, would affect US Airways' Boeing 737-Series and McDonnell Douglas MD-80 and DC-9 aircraft (the other aircraft types in US Airways' operating fleet already have such systems). US Airways estimates that compliance with the proposal, as currently drafted, would cost approximately $22 million over the recommended three-year phase-in period. The Company is unable to predict whether or when the proposed regulations will be adopted or if any such regulations, if adopted, would differ materially from the current proposed regulations.

Results of Operations

     The following section includes information related to changes in certain line categories on the Company's Condensed Consolidated Statements of Operations and in select US Airways operating and financial statistics. Except where noted, statistics refer to scheduled service only (excludes charter service).

              Three Month Period Ended June 30, 1997
                         Compared With the
              Three Month Period Ended June 30, 1996

Operating Revenues (See also "Select US Airways Operating and
Financial Statistics" below):

Passenger Transportation - US Airways' Passenger transportation revenues increased $54.0 million, or 3.0%, resulting from a 9.1% increase in revenue passenger miles ("RPMs") partially offset by the effects of a 5.6% decrease in yield. The second quarter has historically been the Company's best quarter in terms of Passenger transportation revenues primarily due to higher levels of business traffic and North-South leisure traffic.

Cargo and freight - Increased primarily due to volume factors.

Other Operating Revenues - Revenues from partners in US Airways Dividend Miles frequent traveler program and rebooking fees both increased. Wet lease revenues decreased approximately $3.7 million quarter-over-quarter due to the phase-out of this arrangement with British Airways during second quarter 1996. Changes in components of Other operating revenues are largely offset by correlating changes in operating expenses, primarily those recorded as Other operating expenses, net. US Airways' results include certain transactions with related parties that are eliminated at the US Airways Group level.

     US Airways' Operating Revenues include the line item "US Airways Express transportation revenues." Effective October 1, 1996, US Airways began purchasing all of the capacity (ASMs) generated by the Company's three wholly-owned regional air carriers and, concurrently, recognizes the passenger transportation revenues that result from passengers being carried by these companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to produce the capacity. The program is designed to reflect the reality of US Airways' relationship with the Company's regional airline subsidiaries-US Airways controls the markets these air carriers operate in, the marketing programs and the fares charged. US Airways' revenues from this program are reclassified to Passenger transportation revenues and the related expenses eliminated during the consolidation of the Company's results of operations.

Operating Expenses (see also "Select US Airways Operating and
Financial Statistics" below):

Nonrecurring Items - US Airways recognized nonrecurring expenses totaling $28.3 million during second quarter 1997 related to certain efficiency measures (see "Efficiency Measures" above). The table below shows where these Nonrecurring items were recorded in the Company's Condensed Consolidated Statements of Operations (dollars in millions).

                              Severance
                              payments  Aircraft 	Facilities Totals
                              --------  -------- ---------- ------
Operating Expenses
  Personnel costs                 $6.9         -          -  $ 6.9
  Other rent and landing fees        -         -       $2.9    2.9
  Depreciation and amortization      -     $18.1         .4  	18.5
                                   ---      ----        ---   ----
                                  $6.9     $18.1       $3.3 	$28.3
                                   ===      ====        ===   ====

     The Aircraft charge relates to the write-down of to-be-grounded DC-9 aircraft to estimated fair market value and the Facilities charges relate primarily to the write-off of leasehold improvements and the accrual of lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues). In addition, US Airways recorded a Nonrecurring item of $1.5 million (a credit to Aircraft rent expense) during the second quarter of 1997 upon subleasing an additional British Aerospace BAe-146-200 ("BAe-146") aircraft.

     During the second quarter of 1996, US Airways recognized two Nonrecurring items related to its BAe-146 aircraft. A credit of $22.5 million, a reversal of previously accrued lease obligations, was recorded in Aircraft rent and a credit of $7.0 million, a reversal of previously accrued lease return provisions, was recognized in Aircraft maintenance. The credits were associated with US Airways' subleasing of eleven of these aircraft.

Personnel Costs - Excluding Nonrecurring items (see above), Personnel costs decreased $12.3 million. Expenses associated with stock appreciation rights ("SARs") were $20.2 million during the second quarter of 1997 (no such expenses during second quarter
1996). The Company recognized profit sharing expenses associated with US Airways' 1992 Salary Reduction Program of $41.2 million during the second quarter of 1996 (no such expenses during second quarter 1997). In addition, defined benefit pension and postretirement benefits expenses decreased quarter-over-quarter primarily due to higher interest rates (discount factors) used for 1997 calculations.

Aviation Fuel - A decrease in the average cost of aviation fuel per gallon offset an increase in gallons of aviation fuel consumed. Effective for 1997, the Company classifies fuel taxes as an element of Aviation fuel expense. These expenses were previously an element of Other operating expense (prior period results have been reclassified for comparability purposes).

Aircraft Rent - Relatively unchanged if Nonrecurring items (see above) are excluded.

Aircraft Maintenance - Excluding Nonrecurring items (see above), costs increased $7.4 million. The increase is attributable to an increase in the cost of certain JT8D jet engine parts and timing factors. US Airways is realizing savings from the "power-by-the-hour" maintenance contract covering its CFM-56 and CF-6 jet engines which began during the fourth quarter of 1996.

Depreciation and Amortization - Decreased $2.9 million if
Nonrecurring items (see above) are excluded.

Other Operating Expenses, Net - Increased primarily due to increases in certain sales and traffic-related expenses (most notably, credit card expenses). Expenses related to the wet lease arrangement with British Airways decreased $3.7 million (see also Other Operating Revenues above). See also Aviation Fuel above related to fuel taxes.

     US Airways' Operating Expenses include the line item "US Airways Express capacity purchases." These expenses, which are eliminated during the consolidation of the Company's results of operations, are discussed under Operating Revenues above.

Other Income (Expense):

Equity in Earnings of Affiliates - Results for all three of USAM's computer reservation system ("CRS") investments improved primarily due to continued increases in airline industry passenger volumes.
See also "USAM's Investments" above.

Provision for Income Taxes - Increased primarily due to increased pre-tax income and an increase in the Company's effective tax rate as of a result of the Company's projected utilization of all remaining alternative minimum tax net operating loss carryforwards during 1997.

Income per Common Share - In May 1997, most of the Series F Preferred Stock was converted into 14,458,851 shares of Common Stock. On a weighted average basis, this had the effect of increasing shares used for calculating primary EPS for the second quarter of 1997 by approximately 6.5 million (see Note 2 to the Company's Condensed Consolidated Financial Statements contained in Part I,
Item 1A of this report for additional information related to the Company's EPS calculations). In February 1997, the Financial Accounting Standards Board (the "FASB") adopted Statement No. 128, "Earnings per Share" ("SFAS 128"). This statement specifies new computation, presentation and disclosure requirements for reporting income per common share. The provisions of SFAS 128 preclude the Company from implementing the new standard prior to December 31, 1997. The Company believes that the implementation of SFAS 128 will not have a material impact on its income per common share disclosures for the first period affected or on prior period income per common share amounts, which must be restated to conform with the provisions of SFAS 128.

Supplemental Information - In June 1997, the FASB adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS 131 establishes standards for defining operating segments and the reporting of certain information regarding operating segments. The Company believes that neither SFAS 130 nor SFAS 131 will have an effect on the Company's liquidity, financial condition or results of operations as both standards are informational only. If the Company determines that it has a reporting obligation under either or both new standards, the necessary information will be disclosed as part of the Company's financial reporting of its full-year 1998 financial results.

               Six Month Period Ended June 30, 1997
                         Compared With the
               Six Month Period Ended June 30, 1996

Operating Revenues (See also "Select US Airways Operating and
Financial Statistics" below):

Passenger Transportation - US Airways' Passenger transportation revenues increased $255.7 million, or 7.6%, resulting from a 11.2% increase in RPMs offset by the effects of a 3.2% decrease in yield. The Company estimates that severe winter weather within the Eastern U.S. and the partial Federal Government shutdown adversely affected first quarter 1996 revenues by approximately $55 million.

Cargo and freight - Increased primarily due to volume factors.

Other Operating Revenues - Increased primarily due to increased revenues from partners in US Airways' Dividend Miles frequent traveler program and from reservation rebooking fees offset by decreased wet lease revenues. Wet lease revenues decreased $12.6 million because the arrangement was phased-out during the first half of 1996. Changes in the components of Other operating revenues are largely offset by correlating changes in related operating expenses, primarily those recorded as Other operating expenses, net. US Airways' results include certain transactions with related parties that are eliminated at the US Airways Group level.

     US Airways' Operating Revenues include the line item "US
Airways Express transportation revenues." This activity is discussed in the quarter-over-quarter comparison above.

Operating Expenses (see also "Select US Airways Operating and
Financial Statistics" below):

Nonrecurring Items - The Company's Operating Expenses for both 1997 and 1996 include the Nonrecurring items discussed above in the quarter-over-quarter comparison.

Personnel Costs - Relatively unchanged if Nonrecurring items (see above) are excluded. Expenses associated with stock appreciation rights ("SARs") were $25.7 million during the first six months of 1997 (no such expenses during the first six months of 1996). The Company recognized profit sharing expenses associated with US Airways' 1992 Salary Reduction Program of $41.2 million during the first six months of 1996 (none during 1997). In addition, defined benefit pension and postretirement benefits expenses decreased period-over-period primarily due to higher interest rates (discount factors) used for 1997 calculations.

Aviation Fuel - The average cost of aviation fuel per gallon and gallons of aviation fuel consumed both increased.

Aircraft Rent - Excluding the effects of the Nonrecurring items
(see above), costs increased due primarily to a rent expense adjustment totaling $7.2 million recorded during the first quarter of 1997 related to certain US Airways F28-4000 aircraft.

Aircraft Maintenance - Excluding the effects of Nonrecurring items, timing factors and an increase in the cost of certain JT8D jet engine parts offset savings US Airways is realizing from the "power-by-the-hour" maintenance contract covering its CFM-56 and CF-6 jet engines.

Depreciation and Amortization - Excluding Nonrecurring items (see above), expense decreased $7.4 million.

Other Operating Expenses, Net - Wet lease expenses decreased $12.6 million (see also Other Operating Revenues above). This decrease was more than offset by increases in certain sales and traffic-related expenses (most notably, credit card expenses).

     US Airways' Operating Expenses include the line item "US Airways Express capacity purchases." These expenses, which are eliminated during the consolidation of the Company's results of operations, are discussed under Operating Revenues above.

Other Income (Expense):

Equity in Earnings of Affiliates - Results for all three of USAM's CRS investments improved primarily due to increases in airline industry passenger volumes.

Other, Net - Results for the first six months of 1997 include gains totaling $18.0 million related to US Airways' sale of eleven
B737-200 and one F28-4000 aircraft.

Provision for Income Taxes - Increased primarily due to increased income and an increase in the Company's effective tax rate as of a result of the Company's projected utilization of all remaining alternative minimum tax net operating loss carryforwards during 1997.

Income per Common Share - In May 1997, most of the Series F Preferred Stock was converted into 14,458,851 shares of Common Stock. On a weighted average basis, this had the effect of increasing shares used for calculating primary EPS for the first six months of 1997 by approximately 3.3 million.



              (this space intentionally left blank)

                                                      Select US Airways
                                    Financial and Operating Statistics (see Note 1 below)
                                                 Three Months                       Six Months
                                                 Ended June 30,     Increase      Ended June 30,     Increase
                                                1997        1996   (Decrease)    1997        1996   (Decrease)
                                               ------      ------   --------    ------      ------   --------
Revenue passengers (thousands)*                15,533      14,961     3.8 %     29,400      27,899     5.4 %
Total RPMs (millions) (Note 2)                 11,003      10,131     8.6 %     20,951      18,920    10.7 %
RPMs (millions)*                               10,953      10,044     9.1 %     20,853      18,753    11.2 %
Total ASMs (millions) (Note 3)                 14,922      14,223     4.9 %     29,460      27,806     5.9 %
ASMs (millions)*                               14,865      14,123     5.3 %     29,346      27,616     6.3 %
Passenger load factor* (Note 4)                  73.7 %      71.1 %   2.6 pts.    71.1 %      67.9 %   3.2 pts.
Break-even load factor (Note 5)                  66.0 %      66.7 %  (0.7)pts.    65.1 %      66.9 %  (1.8)pts.
Yield* (Note 6)                                 16.95 c     17.95 c  (5.6)%      17.31 c     17.89 c  (3.2)%
Passenger revenue per ASM* (Note 7)             12.49 c     12.76 c  (2.1)%      12.30 c     12.15 c   1.2 %
Revenue per ASM (Note 8)                        13.75 c     13.99 c  (1.7)%      13.57 c     13.38 c   1.4 %
Cost per ASM (Note 9)                           12.07 c     12.75 c  (5.3)%      12.21 c     12.78 c  (4.5)%
Average passenger journey (miles)*                705         671     5.1 %        709         672     5.5 %
Average stage length (miles)*                     592         576     2.8 %        589         575     2.4 %
Revenue aircraft miles (millions)*                111         106     4.7 %        219         208     5.3 %
Cost of aviation fuel per gallon (Note 10)      65.18 c     68.18 c  (4.4)%      70.26 c     66.62 c   5.5 %
Cost of aviation fuel per gallon (Note 11)      58.71 c     61.87 c  (5.1)%      63.83 c     60.27 c   5.9 %
Gallons of aviation fuel consumed (millions)      288         276     4.3 %        570         542     5.2 %
Operating aircraft at period-end                  390         395    (1.3)%        390         395    (1.3)%
Full-time equivalent employees at period-end   40,246      39,949     0.7 %     40,246      39,949     0.7 %

*   Scheduled service only (excludes charter service).
c   cents

  Note 1   Operating statistics include free frequent travelers and the related miles flown. Operating statistics exclude flights operated by US Airways under a wet lease arrangement with British Airways that expired May 31,
           1996.  Financial statistics exclude revenues and expenses generated by the US Airways Express capacity purchase program and the wet lease arrangement and Nonrecurring items (see above). For purposes of financial statistic calculation, wet lease amounts of $3.7 million and $12.6 million have been excluded from the second quarter and year-to-date results for 1996 from both Other operating revenues and Other operating expenses (revenues and expenses generated by the wet lease arrangement net to zero).
  Note 2   Revenue Passenger Miles ("RPMs") -  revenue passengers multiplied by the number of miles they flew.
  Note 3   Seats available multiplied by the number of miles flown (a measure of capacity).
  Note 4   Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
  Note 5   Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
  Note 6   Passenger transportation revenue divided by RPMs.
  Note 7   Passenger transportation revenue divided by ASMs (a measure of unit revenue).
  Note 8   Total Operating Revenues divided by ASMs (a measure of unit revenue).
  Note 9   Total Operating Expenses divided by ASMs (a measure of unit cost).
  Note 10  Includes the base cost of aviation fuel, fuel taxes and transportation charges.
  Note 11  Includes the base cost of aviation fuel and transportation charges (excludes fuel taxes).

     US Airways' traffic levels continue to be bolstered by favorable domestic economic conditions. However, US Airways' yield decreased for both the second quarter of 1997 and first six months of 1997 versus the comparable periods in 1996 primarily due to the effects of the 10% federal excise tax on domestic air transportation (the "ticket tax") and increased competitive pressures (see "Update on US Airways' Competitive Position" above). The ticket tax was not in place during the first six months of 1996, but was reinstated during March 1997. In addition, US Airways' average passenger journey increased for both the second quarter and first six months of 1997 resulting in an

"averaging-down" of yield quarter-over-quarter and year-over-year. Capacity (ASMs) increased for both periods in 1997 primarily as the result of higher aircraft utilization rates during 1997; aircraft utilization was adversely affected by inclement weather during the first quarter of 1996.

     US Airways' revenue passengers, RPMs and passenger load factor increased both quarter-over-quarter and year-over-year primarily due to the same factors discussed above. During second quarter 1997, US Airways set company records for a quarter for RPMs and passenger load factor (the previous records for these statistics were set during first quarter 1997).

Liquidity and Capital Resources

     As of June 30, 1997, the Company's Cash and cash equivalents totaled $1.14 billion and its Short-term investments totaled $482.1 million. As of June 30, 1997, US Airways also had $79.8 million deposited in trust accounts to collateralize letters of credit and worker's compensation policies. These deposits are included in Other assets, net on the Company's Condensed Consolidated Balance Sheets (which are contained in Part I, Item 1A of this report).

     As indicated in the Company's Condensed Consolidated Statements of Cash Flows (which are also contained in Part I, Item 1A of this report), net cash provided by operations during the first six months of 1997 was $375.5 million, primarily due to the factors discussed under "Results of Operations" above. During the first quarter of 1997, US Airways remitted ticket taxes collected in 1996 of approximately $180 million to the Federal government. The ticket tax was not in effect during the periods January 1, 1996-August 27, 1996 and January 1, 1997-March 7, 1997. The Company also made profit sharing payments to employees totaling $129.1 million during first quarter 1997. These payments ended the Company's obligation for profit sharing under its 1992 Salary Reduction Plan (the related expenses were recognized by the Company during 1996 and earlier periods). USAM received distributions totaling $6.9 million from its CRS investments during the first six months of 1997, as reflected in the Other operating adjustments category (see also "USAM's Investments" above).

     SAR exercises resulted in cash outflows of $45.5 million during the first six months of 1997. As of June 30, 1997, approximately 545,000 SARs granted under the 1992 Stock Option Plan remained outstanding (approximately 4.2 million SARs were outstanding as of December 31, 1996).

     Investing activities during the first six months of 1997 included cash outflows of $88.0 million for the acquisition of assets and cash inflows of $45.8 million related to asset dispositions. Asset acquisitions included cash outflows of $48.8 million for aircraft and aircraft-related assets at US Airways, $10.2 million for third-party maintenance performed on certain subleased US Airways aircraft, $9.2 million for computer equipment purchased by US Airways and $6.0 million related to US Airways' purchase of slots at Washington National Airport. Asset dispositions included cash inflows related to US Airways' sale of eleven B737-200, one F28-4000 and one BAe-146 aircraft. The Company's Short-term investments decreased $148.3 million from the year-end 1996 level related to the Company's need to fulfill certain operational needs (see discussion above regarding cash outflows related to ticket taxes and profit sharing payments) and for dividend payments and the redemption of certain of its preferred stock (see below). The net cash provided by investing activities during the first six months of 1997 was $119.7 million.

     As discussed under "USAM's Investments" above, during July
1997 USAM received proceeds of $162.0 million in connection with the sale of its interest in ATS and proceeds of $62.2 million related to a sell-down of its interest in Galileo.

     Net cash used by financing activities during the first six months of 1997 was $310.4 million. The Company paid dividends totaling $159.5 million to holders of its preferred stock during the first six months of 1997 and redeemed the Series T Preferred Stock and 1,940.636 shares of Series F Preferred Stock during May 1997 for a combined $126.2 million. As mentioned above, British Airways converted the remaining Series F shares into Common Stock and subsequently sold those shares. With the retirement of the Series F and Series T Preferred Stock, the annual dividend requirement of the Company's outstanding preferred stock issuances has been reduced to $51.8 million. Issuances of common stock related to the exercise of stock options resulted in proceeds of $24.8 million. The Company's subsidiaries made scheduled debt repayments of approximately $41.4 million and US Airways prepaid early capital lease obligations of $9.2 million associated with three DC-9 aircraft (and assumed title of the aircraft) during the first six months of 1997.

     On July 23, 1997, the Company's board of directors declared regular quarterly dividends of $4.7 million to holders of the Company's Series B Preferred Stock (payable on August 15, 1997).

     On July 25, 1997, Standard & Poor's raised its ratings outlook on US Airways Group and US Airways to "Positive" from "Developing." Credit ratings issued by such credit rating agencies can have an effect on a company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

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

     The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand and cash generated from operations. However, the Company remains highly leveraged. The Company and US Airways require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. In addition, the Company currently does not have access to short-term credit or receivable sale facilities. Changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from low cost, low fare air carriers or operations (see related discussion above) and increases in the cost of aviation fuel, could have a material adverse effect on the Company's liquidity, financial condition and results of operations. US Airways' high cost structure relative to its primary competitors results in the Company's results of operations and financial condition being particularly susceptible to adverse changes in general economic and market conditions.

     As of June 30, 1997, the Company's ratio of current assets to current liabilities was approximately 0.93 to 1 and the Company's debt to equity ratio was greater than 100% (and also greater than 100% if the Series A Preferred Stock is considered to be debt) due to a deficit in stockholders' equity.





              (this space intentionally left blank)

Part II.  Other Information

Item 1.  Legal Proceedings

     On July 17, 1997, the Air Line Pilots Association ("ALPA"), the collective bargaining representative of US Airways' pilots, filed a lawsuit against US Airways in U.S. Federal District Court for the Western District of Pennsylvania alleging violations of the Railway Labor Act. ALPA alleges that US Airways violated the Railway Labor Act by "direct dealing" with the pilots regarding the terms and conditions of employment, and by implementing the "efficiency measures" announced in May 1997 (see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information), allegedly in retaliation for ALPA's position in ongoing collective bargaining with US Airways. ALPA is seeking injunctive relief and unspecified damages. US Airways has denied these allegations. At this preliminary stage of the litigation, US Airways is unable to quantify any potential damages and is unable to predict the outcome of the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

     US Airways Group's annual meeting of stockholders was held on May 21, 1997. Proxies for the meeting were solicited by US Airways Group pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     All of management's nominees for the election to the Board of Directors as listed in US Airways Group's Proxy Statement for the meeting were elected without solicitation in opposition. In addition, the holders of voting securities also voted on the following proposals with the following results:

1. Management's proposal regarding ratification of the selection of auditors of the Company for fiscal year 1997.

    For  52,608,031    Against  230,157      Abstain  8,919,042
    Broker Non-Votes   None

2.  Stockholder proposal relating to political contributions.

    For  1,432,083     Against  37,588,974   Abstain  10,373,651
    Broker Non-Votes   12,362,522

3.  Stockholder proposal concerning confidential voting.

    For  14,285,661     Against  25,884,570   Abstain  9,224,477
    Broker Non-Votes   12,362,522

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Designation               Description

11    Computation of Primary and Fully Diluted Income (Loss) Per
      Common Share for the three month and six month periods ended June 30, 1997 and June 30, 1996 for US Airways Group.

27.1  Financial Data Schedule - US Airways Group.

27.2  Financial Data Schedule - US Airways, Inc.

27.3 Restated Financial Data Schedules for US Airways, Inc. as of March 31, 1996, June 30, 1996, September 30, 1996, December
      31, 1996 and  March 31, 1997.

27.4 Restated Financial Data Schedules for US Airways, Inc. as of December 31, 1994, March 31, 1995, June 30, 1995, September
      30, 1995 and December 31, 1995.

B.  Reports on Form 8-K

Date of Report                Subject of Report

May 22, 1997    On May 19, 1997 US Airways Group, Inc. exercised
                its right of first offer to purchase from British
                Airways Plc 9,919.8 shares of the Series T-2
                Preferred Stock. Also on May 19, 1997, US Airways
                Group, Inc. agreed to purchase all of its Series
                T-1 Preferred Stock and 1,940.6 shares of its Series F Preferred Stock from British Airways Plc.
                The purchases took place on May 22, 1997.

August 6, 1997  USAM Corp., a wholly-owned subsidiary of US
                Airways, Inc., disclosed the proceeds it received from the sale of its interest in the Apollo Travel Services Partnership and from a sell-down of its interest in Galileo International, Inc. and the pre-tax gains associated with both sales.


                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                              US Airways Group, Inc.  (Registrant)

Date:  August 8, 1997         By:       /s/ James A. Hultquist
                                 -----------------------------
                                            James A. Hultquist
                                               Controller
                                       (Chief Accounting Officer)


                              US Airways, Inc.  (Registrant)

Date:  August 8, 1997         By:       /s/ James A. Hultquist
                                 -----------------------------
                                            James A. Hultquist
                                               Controller
                                       (Chief Accounting Officer)