Form 10-Q
period 1997-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1997-11-13
CIK 701345, 714560

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997
                                 or
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
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

         Yes     X                           No
               ----                                 ----
     As of October 31, 1997, there were outstanding approximately
91,284,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form with the reduced disclosure format.

                     US Airways Group, Inc.
                             and
                      US Airways, Inc.

                QUARTERLY REPORT ON FORM 10-Q


                     TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION                             Page
                                                            ----

Item 1A.  Financial Statements - US Airways Group, Inc.

     Condensed Consolidated Statements of Operations
       - Three Months and Nine Months Ended
         September 30, 1997 and 1996                         1
     Condensed Consolidated Balance Sheets
       - September 30, 1997 and December 31, 1996            2
     Condensed Consolidated Statements of Cash Flows
       - Nine Months Ended September 30, 1997 and 1996       3
     Notes to Condensed Consolidated Financial Statements    4

Item 1B.  Financial Statements - US Airways, Inc.

     Condensed Consolidated Statements of Operations
       - Three Months and Nine Months Ended
         September 30, 1997 and 1996                         9
     Condensed Consolidated Balance Sheets
       - September 30, 1997 and December 31, 1996            10
     Condensed Consolidated Statements of Cash Flows
       - Nine Months Ended September 30, 1997 and 1996       11
     Notes to Condensed Consolidated Financial Statements    12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                   29

Item 6.  Exhibits and Reports on Form 8-K                    29

SIGNATURES                                                   30


                                            US Airways Group, Inc.
                             Condensed Consolidated Statements of Operations
              Three Months and Nine Months Ended September 30, 1997 and 1996 (unaudited)
                             (in thousands, except per share amounts)

                                              Three Months Ended       Nine Months Ended
                                                 September 30,          September 30,
                                            ---------------------   ---------------------
                                               1997        1996        1997        1996
                                               ----        ----        ----        ----
Operating Revenues
  Passenger transportation                 $1,917,119  $1,885,792  $5,825,937  $5,520,502
  Cargo and freight                            46,193      39,701     135,238     117,944
  Other                                       151,860     147,074     467,685     452,030
                                            ---------   ---------   ---------   ---------
    Total Operating Revenues                2,115,172   2,072,567   6,428,860   6,090,476

Operating Expenses
  Personnel costs                             763,718     810,282   2,306,347   2,351,826
  Aviation fuel                               193,970     207,360     617,054     588,133
  Commissions                                 151,047     147,088     460,846     440,225
  Aircraft rent                               124,715     116,378     359,432     321,641
  Other rent and landing fees                 116,218     105,839     315,905     311,539
  Aircraft maintenance                        126,748      75,446     328,502     265,903
  Depreciation and amortization               155,013      77,411     326,796     238,072
  Other, net                                  400,580     401,411   1,199,643   1,185,054
                                            ---------   ---------   ---------   ---------
    Total Operating Expenses                2,032,009   1,941,215   5,914,525   5,702,393
                                            ---------   ---------   ---------   ---------

    Operating Income                           83,163     131,352     514,335     388,083

Other Income (Expense)
  Interest income                              27,964      21,732      75,241      51,409
  Interest expense                            (63,957)    (66,456)   (192,642)   (201,409)
  Interest capitalized                          3,189       2,280       8,825       5,702
  Equity in earnings of affiliates              3,513       9,791      30,423      31,102
  Gains on sales of interests in affiliates   179,625           -     179,625           -
  Other, net                                   (1,743)    (19,486)     13,285     (20,091)
                                            ---------   ---------   ---------   ---------
    Other Income (Expense), Net               148,591     (52,139)    114,757    (133,287)
                                            ---------   ---------   ---------   ---------


Income Before Taxes                           231,754      79,213     629,092     254,796
Provision for Income Taxes                     44,724      11,475      83,818      18,576
                                            ---------   ---------   ---------   ---------

Net Income                                    187,030      67,738     545,274     236,220
Preferred Dividend Requirement                (10,612)    (22,338)    (54,983)    (67,134)
                                            ---------   ---------   ---------   ---------
Net Income Applicable to
  Common Stockholders                      $  176,418  $   45,400  $  490,291  $  169,086
                                            =========   =========   =========   =========
Income per Common Share
  Primary                                     $  2.04     $  0.69     $  6.48      $ 2.58
  Fully diluted                               $  1.82     $  0.60     $  5.18      $ 2.15

Shares Used for Computation
  Primary                                      86,685      65,838      75,620      65,457
  Fully diluted                               102,835      95,754     104,210      95,373


See accompanying Notes to Condensed Consolidated Financial Statements.





                                    (this space intentionally left blank)

                                                 1

                                   US Airways Group, Inc.
                        Condensed Consolidated Balance Sheets
                 September 30, 1997(unaudited) and December 31, 1996
                  (dollars in thousands, except per share amount)
                                                                September 30,   December 31,
                           ASSETS                                   1997           1996
                                                                ------------    -----------
Current Assets
  Cash and cash equivalents                                      $ 1,224,411    $   950,966
  Short-term investments                                             857,068        635,839
  Receivables, net                                                   410,984        337,025
  Materials and supplies, net                                        223,458        248,774
  Prepaid expenses and other                                         121,271        137,590
                                                                   ---------      ---------
    Total Current Assets                                           2,837,192      2,310,194
Property and Equipment
  Flight equipment                                                 5,192,637      5,202,057
  Ground property and equipment                                    1,138,323      1,108,648
  Less accumulated depreciation and amortization                  (2,719,346)    (2,470,337)
                                                                   ---------      ---------
                                                                   3,611,614      3,840,368
  Purchase deposits                                                   89,420         77,620
                                                                   ---------      ---------
    Total Property and Equipment, Net                              3,701,034      3,917,988
Other Assets
  Goodwill, net                                                      476,936        494,511
  Other intangibles, net                                             264,919        283,309
  Investment in marketable equity securities                         192,196              -
  Other assets, net                                                  451,639        525,409
                                                                   ---------      ---------
    Total Other Assets                                             1,385,690      1,303,229
                                                                   ---------      ---------
                                                                 $ 7,923,916    $ 7,531,411
                                                                   =========      =========
     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt                           $   186,594    $    84,259
  Accounts payable                                                   434,973        438,951
  Traffic balances payable and unused tickets                        873,495        715,576
  Accrued aircraft rent                                              455,173        510,752
  Other accrued expenses                                             764,072      1,099,181
                                                                   ---------      ---------
    Total Current Liabilities                                      2,714,307      2,848,719
Long-Term Debt, Net of Current Maturities                          2,441,084      2,615,780
Deferred Credits and Other Liabilities
  Deferred gains, net                                                339,331        359,748
  Postretirement benefits other than pensions, noncurrent          1,149,164      1,093,519
  Noncurrent employee benefit liabilities and other                  659,837        439,308
                                                                   ---------      ---------
    Total Deferred Credits and Other Liabilities                   2,148,332      1,892,575
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series H, no par value, 358,000 shares issued and outstanding      358,000        358,000
  Series F, no par value, 30,000 shares issued and outstanding             -        300,000
    as of December 31, 1996
  Series T, no par value, 10,000 shares issued and outstanding             -        100,719
    as of December 31, 1996
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock,                         -        213,128
    no par value, 4,263,000 depositary shares issued
    and outstanding as of December 31, 1996
  Common stock, par value $1 per share, authorized                    91,119         64,306
    150,000,000 shares, issued and outstanding
    91,119,000 and  64,306,000 shares, respectively
  Paid-in capital                                                  1,887,830      1,386,557
  Retained earnings (deficit)                                     (1,751,011)    (2,117,838)
  Common stock held in treasury                                            -              -
  Deferred compensation                                              (87,114)       (95,326)
  Unrealized gain on available-for-sale securities, net
    of income tax effects                                            134,418              -
  Adjustment for minimum pension liability, net of
    income tax effects                                               (13,049)       (35,209)
                                                                   ---------      ---------
      Total Stockholders' Equity (Deficit)                           262,193       (584,382)
                                                                   ---------      ---------
                                                                 $ 7,923,916    $ 7,531,411
                                                                   =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                         2

                                  US Airways Group, Inc.
                       Condensed Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1997 and 1996 (unaudited)
                                    (in thousands)

                                                                                     1997        1996
                                                                                     ----        ----
Cash and cash equivalents beginning of period                                    $  950,966   $ 881,854
                                                                                  ---------     -------
Cash flows from operating activities
  Net income                                                                        545,274     236,220
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                                                 326,796     238,072
      Loss (gain) on disposition of property                                        (16,049)       (889)
      Gains on sales of interests in affiliates                                    (179,625)          -
      Amortization of deferred gains and credits                                    (20,765)    (20,749)
      Other                                                                          14,651      42,560
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                                          (73,959)    (88,171)
        Decrease (increase) in materials and supplies, prepaid expenses
          and pension assets                                                         38,843     (42,453)
        Increase (decrease) in traffic balances payable and unused tickets          157,919     237,183
        Increase (decrease) in accounts payable, accrued
          aircraft rent and other accrued expenses                                 (179,484)      4,762
        Increase (decrease) in postretirement benefits other than
          pensions, noncurrent                                                       55,645      61,065
                                                                                  ---------     -------
            Net cash provided by (used for) operating activities                    669,246     667,600

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                                  (19,219)    (37,231)
  Additions to other property                                                      (115,437)   (105,711)
  Proceeds from disposition of property                                              54,344      15,503
  Proceeds from sales of interests in affiliates                                    224,233           -
  Decrease (increase) in short-term investments                                    (222,800)   (603,983)
  Decrease (increase) in restricted cash and investments                             17,661      (2,347)
  Other                                                                               5,125     (10,821)
                                                                                  ---------     -------
           Net cash provided by (used for) investing activities                     (56,093)   (744,590)

Cash flows from financing activities
  Issuance of debt                                                                        -     103,002
  Reduction of debt                                                                 (72,361)   (211,942)
  Issuance of common stock                                                           30,495       2,523
  Sale of treasury stock                                                              1,031           -
  Redemption of preferred stock, including redemption premiums                     (126,485)          -
  Dividends paid on preferred stock                                                (172,388)    (43,000)
                                                                                  ---------     -------
           Net cash provided by (used for) financing activities                    (339,708)   (149,417)
                                                                                  ---------     -------
Net increase (decrease) in cash and cash equivalents                                273,445    (226,407)
                                                                                  ---------     -------
Cash and cash equivalents end of period                                          $1,224,411   $ 655,447
                                                                                  =========     =======
Noncash investing and financing activities
  Conversion of preferred stock into common stock                                $  496,550   $       -
  Unrealized gain on available-for-sale securities,  net of income tax effects   $  134,418   $       -
  Treasury stock acquired for tax withholding on employee stock grants           $    1,163   $       -
  Issuance of debt - refinancing of debt secured by aircraft                     $        -   $ 159,998
  Reduction of debt - refinancing of debt secured by aircraft                    $        -   $ 154,422
  Dividends declared on preferred stock, but not paid during period              $        -   $  40,000
  Issuance of debt - aircraft acquisitions                                       $        -   $  26,075
  Underwriter's fees - refinancing of debt secured by aircraft                   $        -   $   2,488

Supplemental Information
  Cash paid during the period for interest, net of amount capitalized            $  206,867   $ 219,270
  Net cash paid during the period for income taxes                               $   64,781   $   7,254

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

     US Airways terminated its Airline Technical Services, LLC joint venture with a subsidiary of British Airways Plc. ("British
Airways") effective January 1997. No material charges resulted from its termination.

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

2.  INCOME PER COMMON SHARE

     For the three months and nine months ended September 30, 1997, approximately 2,685,000 incremental shares of Common Stock were included in the calculation of fully diluted income per common share as the result of applying the "treasury stock method" to outstanding stock options. For the three months ended September 30, 1997, the effects of assuming conversion of the Series H Senior Cumulative Preferred Stock ("Series H Preferred Stock") and the Series B Preferred Stock (for shares that were outstanding prior to the conversion and redemption activity discussed in Note 4(a)) were dilutive and therefore included in the calculation. For the nine months ended September 30, 1997, the effects of assuming conversion of the Company's outstanding preferred stock issuances (for shares that were outstanding prior to the repurchase, conversion and redemption activity discussed in Note 3 and Note 4(a)) were dilutive and therefore included in the calculation, except for shares of Series F Preferred Stock which were repurchased in May 1997.

     For both the three months and nine months ended September 30, 1997, the income effects of assuming conversion of dilutive preferred stock issuances were approximately $10,612,000 and $49,173,000, respectively. For the same periods, the share effects of assuming conversion of dilutive preferred stock issuances were approximately 15,952,000 and 27,953,000 shares, respectively.

3.  REDEEMABLE PREFERRED STOCK

     During August 1997, the Company exchanged its Series A Preferred Stock for Series H Preferred Stock. The Series A Preferred Stock was, and the Series H Preferred Stock is, owned by affiliates of Berkshire Hathaway, Inc. The provisions of the Series H Preferred Stock are substantially similar to those of the Series A Preferred Stock, with the following exceptions: The Series H Preferred Stock cannot be redeemed before March 15, 1998; the early redemption premium has been increased from $100 per share to $150 (as with the Series A Preferred Stock, the Series H Preferred Stock is mandatorily redeemable on August 7, 1999); and certain changes have been made to provisions related to sales of Series H Preferred Stock other than to US Airways Group. This exchange transaction facilitated the redemption of the Series B Preferred Stock (see Note 4(a)).

     On May 21, 1997, British Airways converted 28,059.364 shares of Series F Preferred Stock into 14,458,851 shares of Common Stock, which it then sold to third parties. On May 22, 1997, the Company repurchased the remaining outstanding shares of Series F Preferred Stock and all of the Series T Preferred Stock (both series were held exclusively by British Airways) for $126.2 million (which included a premium over the stated amount of $5.2 million for the shares of Series F Preferred Stock repurchased and $0.8 million for the Series T Preferred Stock). The Company's board of directors declared regular quarterly dividends on the Series F and Series T Preferred Stock prior to the conversion and repurchase transactions. As of May 22, 1997, the Company believes British Airways held no ownership interest in US Airways Group.

     During the first nine months of 1997, the Company paid dividends totaling $116.4 million on its Series A, Series H, Series F and Series T Preferred Stock (see Note 7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a description of each series, except for the Series H Preferred Stock which is discussed above), including payment of all dividends in arrears.

4.  STOCKHOLDERS' EQUITY

     (a)  SERIES B PREFERRED STOCK

     On April 17, 1997, the Company paid dividends of $46.6 million on its publicly-held Series B Preferred Stock. With that payment, the Company had paid all dividends in arrears on its Series B Preferred Stock. The Company paid regular quarterly dividends of $4.7 million on its Series B Preferred Stock on May 15, 1997 and August 15, 1997.

     During August 1997, the Company notified the holders of its Series B Preferred Stock that it would redeem all outstanding depositary shares representing Series B Preferred Stock on September 15, 1997 at $51.75 per depositary share plus accrued dividends of $0.3646 per depositary share. Because conversion was financially advantageous to the holders, all but approximately 6,000 depositary shares were converted into Common Stock prior to the redemption date resulting in the issuance of approximately
10.6 million shares of Common Stock.

     (b) UNREALIZED GAIN ON AVAILABLE-FOR-SALE SECURITIES, NET OF INCOME TAX EFFECTS

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company recognizes an adjustment to Stockholders' Equity to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered

"available-for-sale" under SFAS 115) and their respective carrying values at each balance sheet date. Any adjustment is recognized net of estimated income taxes.

     (c)  ADJUSTMENT FOR MINIMUM PENSION LIABILITY, NET OF INCOME
          TAX EFFECTS

     In conjunction with the annual valuation of US Airways' defined benefit plans, the Company recorded an Adjustment for minimum pension liability as of September 30, 1997. The provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recognized by the Company as a liability with an offsetting intangible asset. Because the intangible asset recognized may not exceed the amount of unrecognized prior service cost on an individual plan basis, the balance is reported as a separate adjustment to Stockholders' Equity, net of income tax effects.

5.  BRITISH AIRWAYS INVESTMENT

     As discussed in Note 3, "Redeemable Preferred Stock," the Company believes that British Airways held no ownership interest in US Airways Group as of May 22, 1997. As of December 31, 1996, the preferred stock held by British Airways represented approximately 23% of the total voting interest in the Company.

6.  USAM INVESTMENTS

     Prior to the events described below, USAM Corp. ("USAM"), a wholly-owned subsidiary of US Airways, owned 11% of the Galileo International Partnership ("GIP"), approximately 11% of the Galileo Japan Partnership ("GJP") and approximately 21% of the Apollo Travel Services Partnership ("ATS"). The following is summarized financial information for these partnerships (combined, in millions):

                      Three Months Ended     Nine Months Ended
                         September 30,          September 30,
                         1997 *  1996           1997 *    1996
                         ----    ----           ----      ----
                          (Unaudited)             (Unaudited)
  Service revenues       $140    $375           $969     $1,126
  Cost and expenses       112     308            758        908
                          ---     ---            ---      -----
    Net earnings         $ 28    $ 67           $211     $  218
                          ===     ===            ===      =====

  *USAM discontinued using the equity method of accounting for its investments in GIP and ATS on July 30, 1997 (see below).

     On July 30, 1997, Galileo International, Inc. ("Galileo") completed an initial public offering ("IPO") and used the proceeds, together with the proceeds of bank financing, to purchase ATS. Immediately preceding the IPO, GIP was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%. USAM received proceeds of $62.2 million and recognized a pre-tax gain of approximately $50 million from the sell-down of its interest in Galileo and received proceeds of $162.0 million and recognized a pre-tax gain of approximately $130 million in connection with the ATS sale.

     USAM applies the provisions of Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to account for its remaining investment in Galileo, which is classified as available-for-sale.

     USAM received distributions from GIP, GJP and ATS of $12.7 million, $0.2 million and $4.6 million, respectively, during the first nine months of 1997. USAM received distributions from GIP, GJP and ATS of $2.8 million, $0.1 million and $41.9 million (including a special distribution from ATS of $33.7 million during the second quarter of 1996), respectively, during the first nine months of 1996.

7.  NONRECURRING ITEMS

     During the second quarter of 1997, US Airways reversed $1.5 million of previously accrued lease obligations upon subleasing an additional British Aerospace BAe-146-200 aircraft (recorded as a credit to Aircraft rent expense).

     US Airways also recognized nonrecurring expenses totaling $28.3 million during the second quarter of 1997 related to efficiency measures announced during May 1997: $6.9 million recorded in Personnel costs related to estimated employee severance payments; $2.9 million recorded in Other rent and landing fees related primarily to the write-off of lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues); and $18.5 million recorded in Depreciation and amortization related primarily to the write-down of certain McDonnell Douglas DC-9-30 ("DC-9") aircraft to estimated fair value. The efficiency measures include grounding of 22 excess aircraft, including five Fokker F28-4000 and 17 DC-9 aircraft (all of the F28-4000 aircraft and eleven of the DC-9 aircraft had been retired as of September 30, 1997), ending unprofitable jet service to nine cities and eliminating other routes that have not been profitable (completed during early September 1997) and closing a flight crew base (by February 1998), two reservations centers (October 1997) and three maintenance facilities (by December 1998).

     The Company recognized additional nonrecurring expenses totaling $72.3 million during the third quarter of 1997 including $59.3 million recorded in Depreciation and amortization resulting from US Airways' late-September 1997 decision to retire its remaining DC-9 aircraft over the next several years. The remaining nonrecurring expenses recognized during the third quarter of 1997, $11.3 million recorded in Depreciation and amortization and $1.7 million recorded in Other rent and landing fees, include the write-down of certain equipment to be disposed of as a result of the May 1997 efficiency measures and certain other adjustments to the second quarter 1997 charges.

     In addition, as discussed in Note 6, "USAM Investments," USAM recognized a pre-tax gain of $179.6 million which resulted from its sale of certain investments.

8.  SUBSEQUENT EVENTS

     On October 31, 1997, US Airways' pilots ratified a new five year labor contract. The new contract includes, among other terms and conditions, no pre-determined guaranteed increases to hourly rates of pay, certain work rule changes and allowing US Airways to establish a low cost, low fare product. US Airways believes that this new contract will help it to reduce its unit operating costs, which are currently the highest of all major domestic air carriers.

     On October 31, 1997, the Company entered into agreements with AVSA, S.A.R.L. ("AVSA"), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. ("Airbus"), and CFM International Inc. ("CFMI") for the acquisition of up to 400 Airbus A320 family aircraft and accompanying jet engines. The A320 family aircraft are single-aisle "narrowbody" aircraft which include the Airbus A319, A320 and A321.

     The Company has 124 aircraft on firm order, 116 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. Of the first 124 aircraft six are scheduled for delivery in 1998, 20 in 1999 and 98 in the years 2000 through 2002. The Company anticipates that the new Airbus aircraft will ultimately replace, at a minimum, US Airways' DC-9-30, MD-80 and B737-200 aircraft.

     The minimum determinable payments associated with the Company's agreements with AVSA and CFMI (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) are currently estimated at $92 million during the fourth quarter of 1997, $261 million in 1998, $701 million in 1999, $1.06 billion in 2000 and $212 million in 2001.

     As previously disclosed, US Airways has been in discussions with The Boeing Company ("Boeing") and Rolls Royce Plc. concerning certain agreements to purchase eight B757-200 aircraft and 40 B737-Series aircraft. On September 11, 1997, Boeing filed suit against US Airways in state court in King County, Washington, alleging among other things, that US Airways had breached these aircraft purchase agreements. The lawsuit seeks, among other things, monetary damages of an unspecified amount. On October 31, 1997, US Airways filed an answer and counterclaim to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $45 million in equipment purchase deposits and past overcharges.

     US Airways intends to vigorously defend the Boeing lawsuit.
US Airways cannot predict the outcome of the lawsuit or whether US Airways' financial condition or results of operations would be materially affected as a result of the lawsuit.
















                 (this space intentionally left blank)

                                      US Airways, Inc.
                      Condensed Consolidated Statements of Operations
        Three Months and Nine Months Ended September 30, 1997 and 1996 (unaudited)
                                      (in thousands)

                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                              ------------------      ------------------
                                               1997        1996        1997        1996
                                              ------      ------      ------      ------
Operating Revenues
  Passenger transportation                 $1,767,554  $1,739,074  $5,377,365  $5,093,175
  Cargo and freight                            45,174      38,671     132,126     115,066
  US Airways Express transportation revenues  150,986           -     452,453           -
  Other                                       151,596     146,312     452,186     449,028
                                            ---------   ---------   ---------   ---------
    Total Operating Revenues                2,115,310   1,924,057   6,414,130   5,657,269

Operating Expenses
  Personnel costs                             722,232     771,279   2,182,859   2,237,314
  Aviation fuel                               183,401     196,197     583,852     557,037
  Commissions                                 140,477     137,090     429,327     410,854
  Aircraft rent                               109,938     103,009     315,184     285,931
  Other rent and landing fees                 111,549     101,263     301,842     298,417
  Aircraft maintenance                        109,297      62,099     279,615     222,710
  Depreciation and amortization               150,999      73,511     315,138     226,508
  US Airways Express capacity purchases       122,486           -     364,946           -
  Other, net                                  379,879     382,842   1,123,237   1,124,074
                                            ---------   ---------   ---------   ---------
    Total Operating Expenses                2,030,258   1,827,290   5,896,000   5,362,845
                                            ---------   ---------   ---------   ---------
    Operating Income                           85,052      96,767     518,130     294,424

Other Income (Expense)
  Interest income                              29,754      22,041      77,253      51,522
  Interest expense                            (64,471)    (71,255)   (196,637)   (213,323)
  Interest capitalized                          3,189       2,280       8,825       5,702
  Equity in earnings of affiliates              3,513       9,791      30,423      31,102
  Gains on sales of interests in affiliates   179,625           -     179,625           -
  Other, net                                   (1,718)    (19,931)     13,436     (20,302)
                                            ---------   ---------   ---------   ---------
    Other Income (Expense), Net               149,892     (57,074)    112,925    (145,299)
                                            ---------   ---------   ---------   ---------

Income Before Taxes                           234,944      39,693     631,055     149,125
Provision for Income Taxes                     48,038      11,646      98,734      15,440
                                            ---------   ---------   ---------   ---------

Net Income                                 $  186,906  $   28,047  $  532,321  $  133,685
                                            =========   =========   =========   =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                             9

                                      US Airways, Inc.
                            Condensed Consolidated Balance Sheets
                   September 30, 1997 (unaudited) and December 31, 1996
                      (dollars in thousands, except per share amount)

                                                              September 30,   December 31,
                                                                  1997            1996
                                                                 ------          ------
        ASSETS
Current Assets
  Cash and cash equivalents                                   $1,223,761      $  950,134
  Short-term investments                                         857,068         635,839
  Receivables, net                                               409,223         325,478
  Receivables from related parties, net                           44,201               -
  Materials and supplies, net                                    192,191         211,184
  Prepaid expenses and other                                     115,241         129,380
                                                               ---------       ---------
    Total  Current Assets                                      2,841,685       2,252,015
Property and Equipment
  Flight equipment                                             4,966,628       4,972,873
  Ground property and equipment                                1,112,906       1,087,178
  Less accumulated depreciation and amortization              (2,624,118)     (2,381,844)
                                                               ---------       ---------
                                                               3,455,416       3,678,207
  Purchase deposits                                               89,420          77,620
                                                               ---------       ---------
    Total Property and Equipment, Net                          3,544,836       3,755,827
Other Assets
  Goodwill, net                                                  476,936         494,511
  Other intangibles, net                                         264,890         283,274
  Investment in marketable equity securities                     192,196               -
  Other assets, net                                              529,429         606,906
                                                               ---------       ---------
    Total Other Assets                                         1,463,451       1,384,691
                                                               ---------       ---------
                                                              $7,849,972      $7,392,533
                                                               =========       =========

        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt                        $  186,501      $   84,171
  Accounts payable                                               416,463         420,388
  Payable to related parties, net                                      -         193,860
  Traffic balances payable and unused tickets                    873,495         715,576
  Accrued aircraft rent                                          445,885         495,662
  Other accrued expenses                                         751,952       1,073,773
                                                               ---------       ---------
    Total Current Liabilities                                  2,674,296       2,983,430
Long-Term Debt, Net of Current Maturities                      2,440,193       2,614,818
Deferred Credits and Other Liabilities
  Deferred gains, net                                            336,775         356,583
  Postretirement benefits other than pensions, noncurrent      1,148,914       1,093,269
  Noncurrent employee benefit liabilities and other              646,050         429,588
                                                               ---------       ---------
    Total Deferred Credits and Other Liabilities               2,131,739       1,879,440
Commitments and Contingencies
Stockholder's Equity (Deficit)
  Common stock, par value $1 per share, authorized
    1,000 shares, issued and outstanding 1,000 shares                  1               1
  Paid-in capital                                              2,416,131       2,416,131
  Retained earnings (deficit)                                 (1,933,757)     (2,466,078)
  Unrealized gain on available-for-sale securities, net
    of income tax effects                                        134,418               -
  Adjustment for minimum pension liability, net
    of income tax effects                                        (13,049)        (35,209)
                                                               ---------       ---------
      Total Stockholder's Equity (Deficit)                       603,744         (85,155)
                                                               ---------       ---------
                                                              $7,849,972      $7,392,533
                                                               =========       =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                            10

                                      US Airways, Inc.
                       Condensed Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1997 and 1996 (unaudited)
                                       (in thousands)
                                                                                   1997           1996
                                                                                ---------      ---------
Cash and cash equivalents beginning of period                                  $  950,134     $  879,613
                                                                                ---------      ---------
Cash flows from operating activities
  Net income                                                                      532,321        133,685
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities
      Depreciation and amortization                                               315,138        226,508
      Loss (gain) on disposition of property                                      (15,846)          (373)
      Gains on sales of interests in affiliates                                  (179,625)             -
      Amortization of deferred gains and credits                                  (19,808)       (19,809)
      Other                                                                         7,877         21,708
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                                       (127,946)       (85,993)
        Decrease (increase) in materials and supplies, prepaid expenses
          and pension assets                                                       31,503        (32,445)
        Increase (decrease) in traffic balances payable and unused tickets        157,919        245,487
        Increase (decrease) in accounts payable, accrued
          aircraft rent and other accrued expenses                               (359,282)        70,782
        Increase (decrease) in postretirement benefits other than
          pensions, noncurrent                                                     55,645         61,065
                                                                                ---------      ---------
            Net cash provided by (used for) operating activities                  397,896        620,615

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                                (19,219)       (37,231)
  Additions to other property                                                    (108,709)      (101,211)
  Proceeds from disposition of property                                            51,735         14,748
  Proceeds from sales of interests in affiliates                                  224,233              -
  Decrease (increase) in short-term investments                                  (222,800)      (603,983)
  Decrease (increase) in restricted cash and investments                           17,661         (2,347)
  Payment of debt for affiliated company                                                -        (42,830)
  Other                                                                             5,125        (10,490)
                                                                                ---------      ---------
            Net cash provided by (used for) investing activities                  (51,974)      (783,344)

Cash flows from financing activities
  Issuance of debt                                                                      -        103,002
  Reduction of debt                                                               (72,295)      (165,993)
                                                                                ---------      ---------
            Net cash provided by (used for) financing activities                  (72,295)       (62,991)
                                                                                ---------      ---------

Net increase (decrease) in cash and cash equivalents                              273,627       (225,720)
                                                                                ---------      ---------

Cash and cash equivalents end of period                                        $1,223,761     $  653,893
                                                                                =========      =========


Noncash investing and financing activities
  Unrealized gain on available-for-sale securities, net of
    income tax effects                                                         $  134,418     $        -
  Issuance of debt - refinancing of debt secured by aircraft                   $        -     $  159,998
  Reduction of debt - refinancing of debt secured by aircraft                  $        -     $  154,422
  Reduction of parent company debt - aircraft acquisitions                     $        -     $   68,640
  Issuance of debt - aircraft acquisitions                                     $        -     $   26,075
  Underwriter's fees - refinancing of debt secured by aircraft                 $        -     $    2,488

Supplemental Information
  Cash paid during the period for interest, net of amount capitalized          $  206,803     $  216,360
  Net cash paid during the period for income taxes                             $   64,671     $    6,042


See accompanying Notes to Condensed Consolidated Financial Statements.

                                            11

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

     US Airways terminated its Airline Technical Services, LLC joint venture with a subsidiary of British Airways Plc. effective
January 1997. No material charges resulted from its termination.

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

2.  UNREALIZED GAIN ON AVAILABLE-FOR-SALE SECURITIES, NET OF
    INCOME TAX EFFECTS

     Please refer to Note 4(b) in US Airways Group's "Notes to
Condensed Consolidated Financial Statements" on Page 5 of this report.

3.  ADJUSTMENT FOR MINIMUM PENSION LIABILITY, NET OF INCOME TAX
    EFFECTS

    Please refer to Note 4(c) in US Airways Group's "Notes to
Condensed Consolidated Financial Statements" on Page 6 of this report.

4.  USAM INVESTMENTS

     Please refer to Note 6 in US Airways Group's "Notes to
Condensed Consolidated Financial Statements" on Page 6 of this report.

5.  NONRECURRING ITEMS

     Please refer to Note 7 in US Airways Group's "Notes to
Condensed Consolidated Financial Statements" on Page 7 of this report.

6.  SUBSEQUENT EVENTS

     Please refer to Note 8 in US Airways Group's "Notes to
Condensed Consolidated Financial Statements" on Page 7 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                GENERAL

     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.'s ("US Airways Group" or the "Company") and US Airways, Inc.'s ("US Airways") Annual Report to the United States Securities and Exchange Commission ("SEC") on Form 10-K for the year ended December 31, 1996. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company and US Airways, but rather updates disclosures made in the aforementioned filing.

     Certain information contained herein should be considered "forward-looking information" which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Among the specific factors that could cause actual results to differ materially from those set forth in the forward-looking information are the following: economic conditions, labor costs, aviation fuel costs, competitive pressures from lower cost competition, weather conditions, government legislation, consumer perceptions of the Company's products, demand for air transportation in the markets in which the Company operates and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking information, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

     Except where noted, the following discussion relates primarily to the financial condition, results of operations and future prospects of US Airways. US Airways is the Company's principal subsidiary, accounting for approximately 92% of the Company's operating revenues for the first nine months of 1997 (on a consolidated basis). US Airways' financial results include the financial results of its wholly-owned subsidiary USAM Corp. ("USAM").

                         FINANCIAL OVERVIEW

     For the third quarter of 1997, the Company's operating revenues were $2.12 billion, operating income was $83.2 million, net income was $187.0 million and income per common share (or "EPS") was $2.04 on a primary basis and $1.82 on a fully diluted basis (the Company's Condensed Consolidated Statements of Operations are contained in Part I, Item 1A of this report. See
Note 2 in Notes to Condensed Consolidated Financial Statements, which are also contained in Part I, Item 1A of this report, and
Exhibit 11 to this report for additional information related to
EPS). For the first nine months of 1997, operating revenues were $6.43 billion, operating income was $514.3 million, net income was $545.3 million and EPS was $6.48 on a primary basis and $5.18 on a fully diluted basis. The Company's financial results for the third quarter and first nine months of 1997 include pre-tax gains totaling $179.6 million which resulted from USAM's sale of certain investments (as discussed under "USAM Investments" below) as well as certain nonrecurring items. See "Results of Operations" below for additional information related to the Company's results of operations, including nonrecurring items.

               PILOTS RATIFY NEW LABOR CONTRACT

     On October 31, 1997, US Airways' pilots ratified a new five year labor contract. This new contract, along with the Company's agreements to acquire new aircraft and jet engines (see

"Affirmation of Airbus Order" below) are of paramount importance to the Company's future, particularly with respect to ensuring competitiveness and long-term financial viability.

Provisions of US Airways' new contract with its pilots include:

* No pre-determined guaranteed increases to hourly rates of pay for "mainline" operations for existing aircraft types and new Airbus aircraft through the term of the contract. Reviews must be completed by January 1 of the years 2001, 2002 and 2003 to determine what adjustments (increases or decreases), if any, must be made to rates of pay and/or work rules so that US Airways' pilot costs (pay and productivity) are at parity plus 1% as compared to a weighted average of mainline pilot costs at American Airlines, Inc. ("American"), Delta Air Lines, Inc. ("Delta"), Northwest Airlines, Inc. ("Northwest") and United Airlines, Inc. ("United"). At the option of the pilots, an additional "Interim Review" may be undertaken for completion by January 1, 1999.
* Allowing US Airways to establish a "low cost, low fare" product to compete with Southwest Airlines, Inc. ("Southwest"), Delta's Delta Express product, AirTran Airlines Inc. ("AirTran," whose operations now include those of the former ValuJet Airlines, Inc.) and other such competitors in certain markets and under certain conditions. US Airways' low cost, low fare product can begin service with up to 54 aircraft with the flexibility, under certain circumstances, to expand its operations up to 25% of US Airways' total system block hours. Pay rates for pilots on US Airways' low cost, low fare product will be comparable to those of Southwest's pilots (with pay protection for mainline pilots involuntarily displaced to US Airways' low cost, low fare product ending when such pilots have the ability to return to mainline operations).
* Work rule changes including reductions in sick leave and vacation liabilities which are estimated to result in significant annual savings when fully implemented.
* Allowing the Company's commuter air carriers to operate up to the greater of 35 regional jet aircraft or the equivalent of 9% of US Airways' operating fleet, once all pilots are recalled from furlough.
* A commitment to grow at an annual rate the greater of 2.5% (as measured by system block hours) or 20% above the average block hour growth rate of American, Delta, Northwest and United subject to certain deferral rights and force majeure provisions.
* Lump sum payments to pilots equal to 1% of annual salary for the calendar years 1999, 2001 and 2002, payable in the subsequent calendar year.
* 11.5 million options to purchase US Airways Group Common Stock, to be issued ratably to pilots over the five-year life of the contract, with exercise prices established based on the fair market value of the Company's Common Stock over a time period proceeding each grant date.
* An early retirement program for up to 325 pilots and the recall from furlough by December 15, 1997 of 100 pilots furloughed in 1997, as well as offering recall by December 31, 2001 of 283 additional pilots furloughed prior to 1997.
* A requirement for US Airways to operate certain levels of transoceanic block hours before increasing international code-sharing.
* Certain change of control protections, including cash payments to pilots of up to $250 million under certain circumstances if US Airways is acquired and is not the surviving entity and the pilots' labor contract is adversely affected as a result of the acquisition.
* Certain job security provisions, including a "no furlough" clause for pilots on the seniority list on the effective date of the agreement.

     US Airways currently estimates that the early retirement program will result in a nonrecurring charge of approximately $115 million in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"). This charge would be recognized in Personnel costs during the second quarter of 1998, when the number of pilots who opt for early retirement is expected to be established. US Airways expects to realize significant net long-term savings in both wages and benefits expenses as a result of the early retirement program. US Airways will recognize expenses for the lump sum payments, approximately $20 million, in Personnel costs ratably through December 31, 2002. Any Personnel cost expenses associated with the stock options granted under the new contract would be recognized over the vesting period of the grant and be dependent upon the exercise price of each grant.

     US Airways continues negotiations with the International Association of Machinists and Aerospace Workers ("IAM"), which represents US Airways' mechanical and related personnel, and the Association of Flight Attendants ("AFA"), which represents US Airways' flight attendants. US Airways has opened negotiations with the IAM for fleet service employees and will soon begin negotiations with the Communication Workers of America ("CWA") for passenger service employees with respect to initial contracts for both employee groups (see also "Other Information" below).

                   AFFIRMATION OF AIRBUS ORDER

     On October 31, 1997, the Company entered into agreements with AVSA, S.A.R.L. ("AVSA"), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. ("Airbus"), and CFM International Inc. ("CFMI") for the acquisition of up to 400 Airbus A320 family aircraft and accompanying jet engines. The A320 family aircraft are single-aisle "narrowbody" aircraft which include the Airbus A319, A320 and A321. As part of the agreement with CFMI, GE Engine Services, Inc. will provide maintenance for the engines under a 20-year agreement.

     The Company has 124 aircraft on firm order, 116 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. Of the first 124 aircraft six are scheduled for delivery in 1998, 20 in 1999 and 98 in the years 2000 through 2002. The Company anticipates that the new Airbus aircraft will ultimately replace, at a minimum, US Airways' DC-9-30, MD-80 and B737-200 aircraft. See related information under "Liquidity and Capital Resources" below.

     The Airbus aircraft are more efficient, less costly to maintain and provide certain customer service benefits over the aircraft they are intended to replace. However, certain operating costs such as Depreciation and amortization and Aircraft rent are likely to increase in conjunction with the higher ownership and/or rental costs associated with the new aircraft. In addition, US Airways may be required to recognize an "impairment charge" related to aircraft to be retired, as defined in FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). US Airways is currently unable to determine the amount of such a charge, if any, because certain information required for the analysis is currently undetermined (e.g., aircraft retirement dates). See also "Results of Operations: Nonrecurring items" below for additional information regarding SFAS 121.

            UPDATE ON US AIRWAYS' COMPETITIVE POSITION

     US Airways' primary competitive threat continues to be the growth of low cost, low fare competition in its primary operating region, the Eastern United States. US Airways' estimated origin/destination passenger overlap with low cost, low fare competition was approximately 49% of its passenger base as of October 1997 as compared to approximately 50% as of April 1997. This slight decrease is due to schedule changes by US Airways, which eliminated some affected markets (see "Efficiency Measures" below), offset by continued growth of low cost, low fare competition in the Eastern U.S.

     During October 1997, the U.S. Department of Transportation ("DOT") awarded several low cost, low fare air carriers takeoff and landing rights ("slots") at New York's LaGuardia Airport ("LaGuardia") and at Chicago's O'Hare International Airport. The DOT awarded the slots as part of new policies designed to increase competition at certain high-traffic domestic airports.

Previously, slots at such airports (which also include New York's John F. Kennedy International Airport and Washington National Airport ("National")) were restricted by government regulation and were only available through purchase or lease from another air carrier. US Airways has a considerable number of slots at such airports, primarily at LaGuardia and National. The recent awards were minimal and are not expected to have a material adverse impact on the Company's results of operations and financial condition.

     There are several proposals before Congress which would address service to small and medium-size airports. Most notable is a bill which would, among other things, confiscate slots from the major air carriers at the four high-density airports mentioned in the preceding paragraph and auction them off to new entrant air carriers. US Airways has testified in opposition to such a plan. Adoption of such a plan could force a reduction in US Airways' flights from LaGuardia and National to certain communities on the East Coast and could have an adverse effect on the Company's results of operations and financial position.

    Direct competition with low cost, low fare air carriers or operations has typically resulted in the dilution of yield realized by the Company's airline subsidiaries, depending on the number of markets affected. In addition, US Airways continues to have the highest unit operating cost (operating cost per ASM or "cost per ASM") of all domestic air carriers. US Airways' cost per ASM was 12.27 cents for the third quarter of 1997. By contrast, Southwest and AirTran reported unit operating costs for the same period of 7.36 cents and 8.11 cents, respectively. Delta Express' unit operating cost is purported to be approximately 7.50 cents. However, as discussed above, US Airways' new labor contract with its pilots establishes the groundwork for US Airways to launch a cost competitive answer to low cost, low fare competition. US Airways' new product, which may include a new brand identity and style of service, is expected to be launched in early 1998. Although a route system for the new product is currently being developed, Baltimore/Washington International Airport ("BWI") is expected to play a major role.

     US Airways continues to evaluate other measures through which it can improve its competitiveness and fulfill its strategic objectives. One of the Company's primary strategic objectives is to expand the breadth of US Airways' operations on an international scale and establish US Airways as a global airline of choice. US Airways has recently undertaken steps to realize this objective including announcing plans to build a new international terminal and a new US Airways Express terminal at Philadelphia International Airport. Other actions may include purchasing the US Airways Shuttle (see "US Airways Shuttle" below) and creating a Midwestern hub. The Company is examining alternatives for widebody aircraft to support its growing international operations and is currently discussing the acquisition of widebody aircraft with both Airbus and Boeing.

     US Airways' added a second daily non-stop flight between Philadelphia and Paris on June 14, 1997 and will begin twice-daily service between Philadelphia and London's Gatwick Airport on April 1, 1998. US Airways has filed with the DOT to serve London through Gatwick from Boston, Charlotte and Pittsburgh with the intent of transferring Gatwick operations to London's Heathrow Airport ("Heathrow") at the earliest opportunity. Service at Heathrow is currently restricted by the bilateral aviation agreement between the U.S. and the United Kingdom. US Airways has also filed with the DOT and French authorities to serve Paris through Charles de Gaulle Airport from Pittsburgh and is currently seeking the proper authorizations to initiate service between Philadelphia and Milan. During October 1997, US Airways discontinued service between Boston and Frankfurt.

                      EFFICIENCY MEASURES

     During May 1997, US Airways announced certain "efficiency measures" including: Retiring 22 aircraft from its operating fleet, including the last five Fokker F28-4000 ("F28-4000") aircraft and

17 older DC-9 aircraft (all of the F28-4000 aircraft and eleven of the DC-9 aircraft had been retired as of September 30, 1997); ending unprofitable service to nine cities and eliminating other routes that have not been profitable (completed during early September 1997); reducing capacity (ASMs) by approximately 6.5% by Summer 1998; and closing a flight crew base (by February 1998), two reservations centers (October 1997) and three maintenance facilities (by December 1998).

     The Company recognized nonrecurring charges during the second quarter of 1997 as a result of these actions. In late September 1997, US Airways decided to retire its remaining DC-9 aircraft earlier than previously planned resulting in an additional nonrecurring charge (nonrecurring charges are discussed under "Results of Operations: Nonrecurring items," below). Excluding any SFAS 121 charges (see "Affirmation of Airbus Order" above), US Airways anticipates that deliveries of new Airbus aircraft will mitigate the effects of DC-9 retirements on its financial results and capacity.

     The Company has been working closely with union leaders and employee groups to minimize to the greatest degree possible the impact of changes in operations on affected employees. The Company expects these efficiency measures will ultimately result in the furlough of approximately 850 US Airways employees. See "Update on US Airways' Competitive Position" for information related to US Airways' strategic direction.

     US Airways moved a majority of its international operations at BWI to Philadelphia effective June 15, 1997. These schedule adjustments were made to further enhance the efficiency of US Airways' route network and take advantage of the traffic base and connection opportunities provided by US Airways' facilities at Philadelphia, US Airways' primary international gateway. These schedule adjustments resulted in the elimination of approximately 240 full-time and part-time customer service and maintenance positions at BWI. However, as mentioned above, BWI is expected to play a major role in the launch of US Airways' new low cost operation.

    RESUMPTION OF REGULAR DIVIDEND PAYMENTS ON PREFERRED STOCK,
 BRITISH AIRWAYS' DIVESTITURE AND CALL OF SERIES B PREFERRED STOCK

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

     During May 1997, British Airways Plc. ("British Airways") converted 28,059.364 shares of Series F Preferred Stock into 14,458,851 shares of Common Stock, which it then sold to third parties. Also during May 1997, the Company repurchased the remaining shares of Series F Preferred Stock and all of the Series T Preferred Stock (both series were held exclusively by British Airways). The Company's board of directors declared regular quarterly dividends on the Series F and Series T Preferred Stock prior to the conversion and repurchase transactions. After the conversion and repurchase transactions, the Company believes that British Airways held no ownership interest in US Airways Group (see also "Liquidity and Capital Resources" below).

     During August 1997, the Company exchanged its Series A Preferred Stock for Series H Cumulative Convertible Preferred Stock ("Series H Preferred Stock"). The Series A Preferred Stock was, and the Series H Preferred Stock is, owned by affiliates of Berkshire Hathaway, Inc. ("Berkshire Hathaway"). The provisions of the Series H Preferred Stock are substantially similar to those of the Series A Preferred Stock (see Note 3 to the Company's Condensed Consolidated

Financial Statements for additional information). The exchange transaction facilitated the redemption of the Series B Preferred
Stock (as discussed below).

     On August 18, 1997, the Company notified the holders of its Series B Preferred Stock that it would redeem all outstanding depositary shares representing Series B Preferred Stock on September 15, 1997 at $51.75 per share plus accrued dividends of $0.3646 per share. Because conversion was financially advantageous to the holders, all but approximately 6,000 depositary shares were converted into Common Stock prior to the redemption date resulting in the issuance of approximately 10.6 million shares of Common Stock (see also "Liquidity and Capital Resources" below).

     With the retirement of the Series B, Series F and Series T Preferred Stock, the Company's annual preferred stock dividend burden has been reduced by approximately $46 million. Future dividend payments by the Company are primarily dependent on the Company's future financial performance and decisions by its board of directors. There can be no assurance that the Company's current positive financial performance will continue or if the Company will be able to maintain a capital surplus position based on its balance sheet, as defined under the laws of the State of Delaware.

     Sections 382 and 383 of the Internal Revenue Code and the regulations thereunder impose limitations on the utilization of net operating loss and credit carryforwards if a corporation has had a "change of control" as defined therein. Generally, a change of control occurs if the corporation experiences more than a 50% ownership change over a rolling three year testing period. In general, if a corporation has a change of control, the amount of loss carryforwards and credits that can be used in any subsequent year are limited to an amount equal to the product of the value of the corporation's stock immediately prior to the change multiplied by the "long-term tax exempt rate," as defined by the U.S. Internal Revenue Service. The Company does not believe it experienced a change of control before the British Airways and Series B Preferred Stock transactions discussed above, nor does it believe that those transactions caused a change of control. As of December 31, 1996 the Company had approximately $1.5 billion unused net operating loss carryforward, $375 million alternative net operating loss carryforward, $50 million of investment tax credits, and $33 million alternative minimum tax credits. The Company expects to use a significant portion of these carryforwards during 1997. The Company will also review whether and to what extent it is appropriate to continue to apply a valuation allowance to its deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," and any change in the valuation allowance could differ materially from that recorded as of December 31, 1996.

                      USAM INVESTMENTS

     On July 30, 1997, Galileo International, Inc. ("Galileo") completed an initial public offering ("IPO") and used the proceeds, together with the proceeds of bank financing, to purchase Apollo Travel Services Partnership ("ATS"). USAM owned approximately 21% of ATS. Immediately preceding the IPO, Galileo International Partnership ("GIP") was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%. USAM received proceeds of $62.2 million and recognized a pre-tax gain of approximately $50 million from the sell-down of its interest in Galileo and received proceeds of $162.0 million and recognized a pre-tax gain of approximately $130 million in connection with the ATS sale.

     USAM applies the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to account for its remaining investment in Galileo. The resulting adjustment to Stockholders' Equity to reflect the increase in the fair value of USAM's Galileo investment over its carrying cost is reflected in the Company's balance sheet line item Unrealized gain on available-for-sale securities, net of income tax effects (see also Note 4(c) to the Company's Condensed Consolidated Financial Statements).

                          US AIRWAYS SHUTTLE

     On March 31, 1997, the Company exercised its right to commence a procedure to value Shuttle, Inc. ("Shuttle"), the owner of the US Airways Shuttle, in accordance with the agreement between the Company, lenders to Shuttle and Shuttle's stockholders (the "Valuation Procedure"). Culminating the Valuation Procedure, an independent appraiser has provided to the Company, lenders to Shuttle and Shuttle's stockholders its determination of Shuttle's value. The Company has until November 22, 1997 to commit to purchase Shuttle at this amount. However, if the Company declines to purchase Shuttle at this amount, it will continue to have a right of first refusal with respect to any other agreement to purchase the assets or capital stock of Shuttle. Any decision by the Company to purchase Shuttle either through the Valuation Procedure or the right of first refusal will be made based on prices and related business considerations.

     The US Airways Shuttle currently operates a fleet of 12
Boeing 727-200 aircraft and provides high frequency service from New York to Boston and Washington, DC.

                     OTHER INFORMATION

     US Airways has signed a letter of intent with The SABRE Group, Inc. ("Sabre") to manage US Airways' information technology. The agreement, which would span 25 years, envisions Sabre purchasing US Airways' computer equipment and proprietary software. In return, US Airways would have access to Sabre technology and expertise in areas such as reservations, passenger check-in, aircraft and crew scheduling, yield management and electronic ticketing. Approximately 875 US Airways information services employees would be offered jobs with Sabre or otherwise leave US Airways' employment. Sabre would also be responsible for ensuring that US Airways' information systems are year 2000 compliant. The proposed arrangement would result in reduced Personnel costs and higher Other operating expenses. US Airways expects to finalize this agreement by the end of 1997.

     During October 1997, electronic ticketing sales for travel on US Airways and its regional affiliates reached 20% of all ticket sales. Also during October 1997, US Airways expanded electronic ticketing to include travel between the U.S. and Canada. The Company, whose "E-ticket" program was launched in April 1996, believes that electronic ticketing reduces distribution costs.

     On September 29, 1997, US Airways' passenger service employees, approximately 9,200 employees, voted for representation by CWA. This election was a re-run election mandated by the National Mediation Board ("NMB"). In January 1997, US Airways passenger service employees voted against unionization, but the NMB subsequently ordered that a new representation election be held for these employees because of alleged interference by US Airways with the election process. US Airways has filed an action challenging this order in federal court.

     On September 24, 1997, US Airways announced that it has reduced the rates for base commissions paid to travel agencies from 10% of ticket price to 8% on all domestic and international tickets issued by travel agents in U.S., Puerto Rico, the U.S. Virgin Islands and Canada. US Airways' existing maximum payment of $25 one-way and $50 round-trip for tickets purchased in the U.S. and Puerto Rico for travel in and between the U.S., Puerto Rico the U.S. Virgin Islands and Canada remains unchanged.

     On August 5, 1997, President Clinton signed legislation extending federal excise taxes on air transportation ("ticket tax") from October 1, 1997 through September 30, 2007. In addition, effective October 1, 1997, the legislation reduced the domestic ticket tax from the prior level of

10% of fare to 9.0% (decreasing to 8.0% on October 1, 1998 and to 7.5% on October 1, 1999), added a new segment tax of $1.00 (which increases to $3.00 by the year 2002), changed the current $6.00 international departure tax to $12.00 and added a $12.00 international arrival tax. The legislation also added a new 7.5% tax effective October 1, 1997 on certain purchases of frequent traveler program miles from domestic air carriers. The Company does not believe that the new ticket tax structure will have a material adverse effect on its liquidity, financial condition or results of operations.

     The Federal Aviation Administration has proposed new regulations that would require certain commercial passenger aircraft to have cargo hold fire detection/suppression systems. The proposed regulations, subject to DOT approval, would affect US Airways' Boeing 737-Series, DC-9 and MD-80 aircraft (the other aircraft types in US Airways' operating fleet already have such systems). US Airways estimates that compliance with the proposal, as currently drafted, would cost approximately $22 million over the recommended three-year phase-in period. The Company is unable to predict whether or when the proposed regulations will be adopted or if any such regulations, if adopted, would differ materially from the current proposed regulations.

RESULTS OF OPERATIONS

     The following section includes information related to changes in certain line items in the Company's Condensed Consolidated Statements of Operations and in select US Airways operating and financial statistics. Except where noted, statistics referred to below in the comparisons of financial results are for scheduled service only.

            THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                         COMPARED WITH THE
           THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

Operating Revenues (see also "Select US Airways Operating and
Financial Statistics" below):

Passenger Transportation-US Airways' Passenger transportation revenues increased $28.5 million, or 1.6%, as the result of a 7.2% increase in revenue passenger miles ("RPMs") offset by the effects of a 5.2% decrease in yield. The Company estimates that inclement weather (hurricanes) during the third quarter of 1996 adversely affected Passenger transportation revenues by approximately $10 million.

Cargo and Freight-Increased due primarily to increased volume, including the effects of the August 1997 labor strike at United
Parcel Service of America, Inc.

Other Operating Revenues-The largest factor contributing to the increase is higher revenues from partners in US Airways' Dividend Miles program. Changes in other components of Other operating revenues are largely offset by correlating changes in operating expenses, primarily those recorded as Other, net. US Airways' results include certain transactions with related parties that are eliminated at the US Airways Group level.

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

Operating Expenses (see also "Pilots Ratify New Labor Contract" and "Affirmation of Airbus Order" above):

Nonrecurring Items-The Company recognized nonrecurring items during the second and third quarters of 1997. The table below shows where these nonrecurring items were recorded in the Company's Condensed Consolidated Statements of Operations (dollars in millions; brackets indicate an expense).

                                                  1997
                                    ----------------------------
                                   Second     Third     Year-to
                                   Quarter    Quarter     Date
                                   -------    -------    -------
Operating Expenses
   Personnel costs                $  (6.9)   $    -       $(6.9)
   Aircraft rent                      1.5         -         1.5
   Other rent and landing fees       (2.9)     (1.7)       (4.6)
   Depreciation and amortization    (18.5)    (70.6)      (89.1)
                                     ----      ----        ----
                                    (26.8)    (72.3)      (99.1)
                                     ----      ----        ----
Other Income (Expense)
   Gains on sales of interests
     in affiliates                      -     179.6       179.6
                                     ----     -----       -----
                                        -     179.6       179.6
                                     ----     -----       -----
Net amount reflected in Income
  Before Taxes                    $(26.8)    $107.3       $80.5
                                    ====      =====        ====

     The second quarter charges relate primarily to the efficiency measures announced during May 1997, as discussed above under "Efficiency Measures." The second quarter charges also include a $1.5 million credit to Aircraft rent upon US Airways' subleasing an additional British Aerospace BAe-146-200 ("BAe-146") aircraft. The $2.9 million charge to Other rent and landing fees reflects the accrual of lease obligations at certain facilities abandoned/to be abandoned (net of any anticipated sublease revenues) as the result of the May 1997 efficiency measures; the $1.7 million charge to Other rent and landing fees recognized during third quarter 1997 is an adjustment of the second quarter facilities-related charge.

     A majority of the Depreciation and amortization charges in both quarters stem from analyses performed in accordance with the provisions of SFAS 121. In general, SFAS 121 requires an impairment charge to be recognized when the net undiscounted future cash flows from an asset's use (including any anticipated proceeds from disposition) are less than the asset's current book value and the asset's current book value exceeds its fair value. The impairment charge reflects writing-down the assets to fair value. $18.1 million of the second quarter charge is an impairment charge associated with retiring 17 DC-9 aircraft as the result of the May 1997 efficiency measures and $59.3 million of the third quarter charge is an impairment charge resulting from US Airways' late-September 1997 decision to retire its remaining DC-9 aircraft over the next several years. US Airways has suspended its DC-9 "hush-kit" program in conjunction with its decision to retire this fleet-type. As of September 30, 1997, US Airways' operating fleet included 50 owned DC-9s, including 27 of which were hush-kitted. The remaining components of the Depreciation and amortization charge in both quarters relate to the May 1997 efficiency measures. The second quarter charge relates primarily to facilities abandoned/to be abandoned as a result of the May 1997 efficiency measures and the third quarter charge includes the write-down of certain equipment to be disposed of as a result of the May 1997 efficiency measures and certain other adjustments to the second quarter charges.

     Gains on sales of interests in affiliates resulted from USAM's sale of certain investments, as discussed above under "USAM Investments."

     During the second quarter of 1996, US Airways recognized two nonrecurring items related to subleasing eleven BAe-146 aircraft. A credit of $22.5 million, a reversal of previously accrued lease obligations, was recorded in Aircraft rent and a credit of $7.0 million, a reversal of previously accrued lease return provisions, was recognized in Aircraft maintenance.

Personnel Costs-Excluding nonrecurring items (see above), Personnel costs decreased $53.5 million. The Company recognized profit sharing expenses associated with US Airways' 1992 Salary Reduction Program of $41.1 million during third quarter 1996 (no such expenses were incurred during third quarter 1997). In addition, defined benefit pension and postretirement benefit expenses decreased due primarily to higher interest rates (discount factors) used for 1997 calculations. See related information under "Other Information."

Aviation Fuel-Decreased as a result of an 8.1% decrease in US Airways' average cost of fuel per gallon partially offset by a 1.8% increase in gallons of aviation fuel consumed. Effective for 1997, the Company classifies fuel taxes as an element of Aviation fuel expense. These expenses were previously an element of the operating expense Other, net (prior period results have been reclassified for comparability purposes).

Commissions-See "Other Information" above related to recent changes in US Airways' commissions rate structure.

Aircraft Rent-Expenses increased due primarily to a rent expense adjustment of $9.6 million related to certain F28-4000 aircraft recognized during third quarter 1997.

Other Rent and Landing Fees-Excluding the effects of the nonrecurring items (see above), increased $8.7 million due primarily to out-of-period adjustments of $4.4 million and the timing of when certain facility rent credits were received period-over-period.

Aircraft Maintenance-Increased due to two "unusual" charges recognized during third quarter 1997: $14.5 million related to unserviceable (scrapped) JT8D engine parts, and; $10.0 million in adjustments related to other spare parts. In addition, US Airways continues to experience increases in the cost of certain JT8D jet engine parts. Timing factors, primarily related to the timing and extent of engine overhauls, are the largest factor with respect to the remaining quarter-over-quarter variance. US Airways is realizing savings from the "power-by-the-hour" maintenance contract for its CFM-56 and CF-6 jet engines which began during the fourth quarter of 1996.

Depreciation and Amortization-Increased $7.0 million if nonrecurring items (see above) are excluded.

     US Airways' Operating Expenses include the line item "US Airways Express capacity purchases." These expenses, which are eliminated during the consolidation of the Company's results of operations, are discussed under Operating Revenues above.

Other Income (Expense):

Equity in Earnings of Affiliates-USAM discontinued applying the equity method of accounting to certain of its investments. See
"USAM Investments" above for related information.

Gain on sales of interests in affiliates-See "USAM Investments" above.

Other, Net-Third quarter 1996 activity included losses totaling $10.5 million related to US Airways' sale of four DC-9 aircraft and its only owned BAe-146 aircraft and $9.8 million related to US Airways' settlement of litigation involving travel agencies.

Provision for Income Taxes-Increased due primarily to increased pre-tax income and an increase in the Company's effective tax rate as a result of the Company's projected utilization of all remaining alternative minimum tax net operating loss carryforwards during 1997. See also "Resumption of Regular Dividend Payments on Preferred Stock, British Airways' Divestiture and Call of Series B Preferred Stock" above for related information.

Income per Common Share-During the third quarter of 1997, most of the Series B Preferred Stock was converted into 10.6 million shares of Common Stock. On a weighted average basis, this transaction had the effect of increasing common shares outstanding by approximately 3.9 million shares for the third quarter of 1997 (see also "Supplemental Information" below).

Supplemental Information-In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS 131 establishes standards for defining operating segments and the reporting of certain information regarding operating segments. The Company believes that neither SFAS 130 nor SFAS 131 will have an effect on the Company's liquidity, financial condition or results of operations as both standards are informational only. If the Company determines that it has a reporting obligation under either new standard, the necessary information will be disclosed as part of the Company's financial reporting in the appropriate period.

In February 1997, the FASB adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"). This statement specifies new computation, presentation and disclosure requirements for reporting income per common share. The provisions of SFAS 128 preclude the Company from implementing the new standard prior to December 31, 1997. The Company believes that the implementation of SFAS 128 will not have a material impact on its future income per common share disclosures or on prior period income per common share amounts, which must be restated to conform with the provisions of SFAS 128.

              NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                       COMPARED WITH THE
              NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

Operating Revenues (see also "Select US Airways Operating and
Financial Statistics" below):

Passenger Transportation-US Airways' Passenger transportation revenues increased $284.2 million, or 5.6%, as the result of a 9.8% increase in RPMs offset by the effects of a 3.9% decrease in yield. The Company estimates that severe winter weather within the Eastern U.S. and the partial Federal Government shutdown adversely affected first quarter 1996 revenues by approximately $55 million. Inclement weather (hurricanes) during the third quarter of 1996 is believed to have negatively affected Passenger transportation revenues by approximately $10 million.

Cargo and Freight-Increased primarily due to volume factors.

Other Operating Revenues-The largest factor contributing to the increase is higher revenues from partners in US Airways' Dividend Miles program and from reservation rebooking fees offset by decreased wet lease revenues. Wet lease revenues decreased $12.6 million because these arrangements with British Airways ended during May 1996. Changes in other components of Other operating revenues are largely offset by correlating changes in related operating expenses, primarily those recorded as Other operating expenses, net. US Airways' results include certain transactions with related parties that are eliminated at the US Airways Group level.

US Airways' Operating Revenues include the line item "US Airways
Express transportation revenues." This activity is discussed in the quarter-over-quarter comparison above.

Operating Expenses (see also "Pilots Ratify New Labor Contract" and "Affirmation of Airbus Order" above):

Nonrecurring Items-The Company's Operating Expenses for both 1997 and 1996 include the nonrecurring items discussed in the quarter-over-quarter comparison of results of operations.

Personnel Costs-Decreased $52.4 million if nonrecurring items (see above) are excluded. The Company recognized profit sharing expenses associated with US Airways' 1992 Salary Reduction Program of $82.4 million during the first nine months of 1996 (no such expenses during 1997). Expenses associated with stock appreciation rights ("SARs") were $28.9 million during the first nine months of 1997 (no such expenses during the first nine months of 1996). In addition, defined benefit pension and postretirement benefits expenses decreased due primarily to higher interest rates (discount factors) used for 1997 calculations.

Aviation Fuel-Primarily volume factors; US Airways' average cost of aviation fuel per gallon increased 0.8%.

Aircraft Rent-Excluding the effects of the nonrecurring items (see above), costs increased due primarily to rent expense adjustments totaling $16.8 million recorded during 1997 related to certain
F28-4000 aircraft.

Aircraft Maintenance-As discussed in the quarter-over-quarter comparison above, certain unusual charges were recognized during the third quarter of 1997. Timing factors and an increase in the cost of certain JT8D jet engine parts also contributed to more than offsetting savings US Airways is realizing from the "power-by-the-hour" maintenance contract covering its CFM-56 and CF-6 jet engines. 1996 activity also included a nonrecurring expense credit (see above).

Depreciation and Amortization-Relatively unchanged if nonrecurring items (see above) are excluded.

Other Operating Expenses, Net-Wet lease expenses decreased $12.6 million (see also Other Operating Revenues above). This decrease was more than offset by increases in certain sales and traffic-related expenses (most notably, credit card expenses).

     US Airways' Operating Expenses include the line item "US Airways Express capacity purchases." These expenses, which are eliminated during the consolidation of the Company's results of operations, are discussed under Operating Revenues above.

Other Income (Expense):

Equity in Earnings of Affiliates/Gains on Sales of Interests in Affiliates-See quarter-over-quarter comparison above.

Other, Net-Results for the first nine months of 1997 include gains totaling $18.0 million related to US Airways' sale of eleven B737-200 and one F28-4000 aircraft. Results for the first nine months of 1996 included losses totaling $10.5 million related to US Airways' sale of four DC-9 aircraft and its only owned BAe-146 aircraft and a $9.8 million expense related to US Airways' settlement of litigation involving travel agencies.

Provision for Income Taxes-Increased due primarily to increased income and an increase in the Company's effective tax rate as a result of the Company's projected utilization of all remaining alternative minimum tax net operating loss carryforwards during 1997.

Income per Common Share-During the third quarter of 1997, most of the Series B Preferred Stock was converted into 10.6 million shares of Common Stock. During the second quarter of 1997, most of the Series F Preferred Stock was converted into 14.5 million shares of Common Stock. On a weighted average basis, these transactions had the effect of increasing Common Stock shares outstanding by approximately 8.4 million shares for the first nine months of 1997.

                                             SELECT US AIRWAYS
                            OPERATING AND FINANCIAL STATISTICS (SEE NOTE 1 BELOW)

                                                Three Months                     Nine Months
                                             Ended September 30,   Increase    Ended September 30,   Increase
                                               1997      1996     (Decrease)    1997      1996      (Decrease)
                                               ----      ----      --------     ----      ----       --------
Revenue passengers (thousands)*               15,080    14,329       5.2 %     44,480    42,228       5.3%
Total RPMs (millions) (Note 2)                10,979    10,267       6.9%      31,930    29,186       9.4%
RPMs (millions)*                              10,940    10,201       7.2%      31,793    28,955       9.8%
Total ASMs (millions) (Note 3)                14,957    14,685       1.9%      44,418    42,491       4.5%
ASMs (millions)*                              14,908    14,610       2.0%      44,254    42,225       4.8%
Passenger load factor* (Note 4)                 73.4%     69.8%      3.6 pts.    71.8%     68.6%      3.2 pts.
Break-even load factor (Note 5)                 70.0%     68.8%      1.2 pts.    66.7%     67.6%     (0.9)pts.
Yield* (Note 6)                                16.16c    17.05c     (5.2)%      16.91c    17.59c     (3.9)%
Passenger revenue per ASM* (Note 7)            11.86c    11.90c     (0.3)%      12.15c    12.06c      0.7%
Revenue per ASM (Note 8)                       13.13c    13.10c      0.2 %      13.42c    13.28c      1.1%
Cost per ASM (Note 9)                          12.27c    12.44c     (1.4)%      12.23c    12.66c     (3.4)%
Average passenger journey (miles)*               726       712       2.0 %        715       686       4.2%
Average stage length (miles)*                    599       584       2.6 %        592       578       2.4%
Revenue aircraft miles (millions)*               111       109       1.8 %        330       317       4.1%
Cost of aviation fuel per gallon (Note 10)     63.96c    69.57c     (8.1)%      68.15c    67.63c      0.8%
Cost of aviation fuel per gallon (Note 11)     58.23c    63.21c     (7.9)%      61.95c    61.28c      1.1%
Gallons of aviation fuel consumed (millions)     287       282       1.8 %        857       824       4.0%
Operating aircraft at period-end                 377       391      (3.6)%        377       391      (3.6)%
Full-time equivalent employees at period-end  39,857    40,047      (0.5)%     39,857    40,047      (0.5)%

*   Scheduled service only (excludes charter service).
c   cents.

Note 1.  Operating statistics include free frequent travelers and the related miles flown. Operating statistics  exclude flights operated by US Airways under a wet lease arrangement with British Airways (the "wet lease arrangement," which ended May 31, 1996). Financial statistics exclude the effects of nonrecurring items and the revenues and expenses associated with the US Airways Express capacity purchase program and the wet lease arrangement. Net nonrecurring expenses of $72.3 million and $99.1 million have been excluded from the financial results for third quarter 1997 and the first nine months of 1997, respectively, and net nonrecurring expense credits of $29.5 million have been excluded from the financial results for the first nine months of 1996 for purposes of calculating financial statistics. Revenues of $12.6 million and expenses of $12.6 million associated with the wet lease arrangement have also been excluded from the financial results for the first nine months of 1996 for purposes of calculating financial statistics. In addition, the calculation of break-even load factor excludes Gains on sales of interests in affiliates.
Note 2.  Revenue Passenger Miles ("RPMs") - revenue passengers multiplied by the number of miles they flew.
Note 3.  Seats available multiplied by the number of miles flown (a measure of capacity).
Note 4.  Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).

                                                     (Notes to the table are continued on the following page)

Note 5.  Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
Note 6.  Passenger transportation revenue divided by RPMs.
Note 7.  Passenger transportation revenue divided by ASMs (a measure of unit revenue).
Note 8.  Total Operating Revenues divided by ASMs (a measure of unit revenue).
Note 9.  Total Operating Expenses divided by ASMs (a measure of unit cost).
Note 10. Includes the base cost of aviation fuel, fuel taxes and transportation charges.
Note 11. Includes the base cost of aviation fuel and transportation charges (excludes fuel taxes).


     US Airways' traffic levels continue to be bolstered by favorable domestic economic conditions. US Airways' yield decreased for both the third quarter of 1997 and first nine months of 1997 versus the comparable periods in 1996. The yield decreases are primarily attributable to increased competitive pressures (see "Update on US Airways' Competitive Position" above) and the effects of the ticket tax. The ticket tax expired on January 1, 1996, was reinstated on August 27, 1996, expired again on January 1, 1997 and once again reinstated effective March 7, 1997. As discussed under "Other Information" above, the ticket tax was modified and extended during August 1997. Also negatively affecting yield, US Airways' average passenger journey increased for both the third quarter and first nine months of 1997. US Airways selectively increased fares in certain markets up to 5% during September 1997.

     Unit costs (cost per ASM) decreased slightly versus 1996 levels on both a quarter-over-quarter and year-over-year basis. Changes in certain operating expenses are discussed above in the comparisons of financial results. US Airways' expects its unit costs to decrease approximately 1% - 2% for fourth quarter 1997 as compared to fourth quarter 1996.

     Capacity (ASMs) increased for both periods in 1997 primarily as the result of higher aircraft utilization rates during 1997. Aircraft utilization was adversely affected by inclement weather during both the first and third quarters of 1996. ASMs increased 4.5% for the first nine months of 1997 as compared to the same period in 1996, but only 1.9% for the third quarter of 1997 as compared to the third quarter of 1996 due primarily to schedule changes implemented during the third quarter of 1997 and aircraft retirements (see also "Efficiency Measures" above). US Airways expects capacity to decrease approximately 4% for fourth quarter 1997 as compared to fourth quarter 1996. As compared to capacity for full year 1997, US Airways' capacity for 1998 is expected to decrease less than the 3 1/2% - 4% decrease previously announced.

     As discussed above under "Pilots Ratify New Labor Contract" and "Affirmation of Airbus Order" and elsewhere in this report, recent events may have a significant impact on US Airways' future operating and financial statistics.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company's Cash and cash equivalents and Short-term investments totaled $2.08 billion. As indicated in the Company's Condensed Consolidated Statements of Cash Flows (which are also contained in Part I, Item 1A of this report), net cash provided by operating activities during the first nine months of 1997 was $669.2 million, due primarily to the effects of factors discussed above under "Results of Operations." The Company is unable to predict the impact of recent events involving US Airways' labor costs and agreements to purchase new aircraft and jet engines on its operating cash flows (see "Pilots Ratify New Labor Contract" and "Affirmation of Airbus Order" above). The Company expects decreases in certain future operating cash outflows as US Airways replaces several older, diverse aircraft types with newer, more efficient aircraft, but may experience increases in certain other future operating cash outflows as the result of US Airways' growth plans (see "Update on US Airways' Competitive Position" above).

     With the reinstatement of the ticket tax during March 1997, the Company resumed ticket tax remittances to the federal government. The ticket tax was not in effect during the periods January 1, 1996-August 27, 1996 and January 1, 1997-March 7, 1997. The Company also made profit sharing payments to employees totaling $129.1 million during first quarter 1997. These payments ended the Company's obligation for profit sharing under its 1992 Salary Reduction Plan (the related expenses were recognized by the Company during 1996 and earlier periods). USAM received distributions totaling $17.4 million from its CRS investments during the first nine months of 1997, as reflected in the Other operating adjustments category (see also "USAM Investments" above).

     SAR exercises resulted in cash outflows of $47.4 million during the first nine months of 1997. As of September 30, 1997, approximately 435,000 SARs granted under the 1992 Stock Option Plan were outstanding (4.2 million SARs were outstanding as of December 31, 1996).

     Investing activities during the first nine months of 1997 included cash outflows of $134.7 million for the acquisition of assets and cash inflows of $54.3 million related to asset dispositions. US Airways' cash outflows related to asset acquisitions include $79.7 million for aircraft and aircraft-related assets, $15.6 million for computer equipment, $14.1 million for third-party maintenance performed on certain subleased aircraft and $6.0 million to purchase slots at Washington National Airport. Asset dispositions included cash inflows related to US Airways' sale of eleven B737-200, one F28-4000 and one Bae-146 aircraft. Short-term investments increased $222.8 million from the year-end 1996 level due primarily to cash flows generated from operations exceeding immediate operational needs, particularly during the third quarter of 1997. The net cash used for investing activities during the first nine months of 1997 was $56.1 million.

     As discussed under "USAM Investments" above, during July 1997 USAM received proceeds of $162.0 million in connection with the sale of its interest in ATS and proceeds of $62.2 million related to the sell-down of its interest in Galileo.

     As of September 30, 1997, current maturities of long-term debt had increased to $186.6 million, from $84.3 million at the end of 1996. The increase is due mainly to reclassifying the first series of US Airways' 1993-A Pass Through Trusts, $75.0 million, from long-term to short-term status. US Airways currently expects to settle this obligation, which becomes payable on September 1, 1998, from cash on hand.

     The Company currently estimates that contributions to its defined benefit plans for full-year 1997 will total approximately $110 million. The Company estimates it will need to contribute less than $20 million to these plans in 1998 in order to meet statutory minimum pension funding requirements due primarily to favorable returns on assets held by these plans and certain changes in assumptions underlying the Company's calculations of the funding minimums. The Company's estimates of future pension plan contributions are subject to change, including the possibility of the Company contributing to these plans in excess of minimum funding requirements. As mentioned above under "Pilots Ratify New Labor Contract," US Airways' new labor contract with its pilots includes a provision for early retirement for up to 325 pilots which could result in the Company funding certain pilot pension plans in excess of funding minimums.

     US Airways is currently reviewing the extent and timing of its "aircraft interior standardization program" in light of affirming its aircraft and jet engine acquisition agreements and its decision to retire its DC-9 aircraft. US Airways is currently unable to estimate any reduction in the cost or scope of this program as a result of these recent events.

     Net cash used for financing activities during the first nine months of 1997 was $339.7 million. The Company paid dividends totaling $172.4 million to holders of its preferred stock during the first nine months of 1997 and repurchased the Series T Preferred Stock and 1,940.636 shares of Series F Preferred Stock during May 1997 for a combined $126.2 million. As discussed above,

British Airways converted the remaining Series F shares into Common Stock and subsequently sold those shares to third parties. During August 1997, and also discussed above, the Company exercised its right to redeem all of its outstanding Series B Preferred Stock-all but approximately 6,000 depositary shares were converted into Common Stock prior to the redemption date (for which the related cash outflows were $0.3 million). With the retirement of the Series B, Series F and Series T Preferred Stock, the Company's annual preferred stock dividend burden has been reduced by approximately $46 million. Issuances of Common Stock related to the exercise of stock options resulted in proceeds of $30.5 million. The Company's subsidiaries made scheduled debt repayments of approximately $63.1 million and US Airways prepaid early capital lease obligations of $9.2 million associated with three DC-9 aircraft (and assumed title of the aircraft) during the first nine months of 1997.

     The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand and cash generated from operations. However, the Company remains highly leveraged. The Company and US Airways require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company currently does not have in place a short-term credit or receivable sale facilities. In addition, as discussed previously, US Airways has entered into agreements to acquire up to 400 new aircraft and jet engines to power these aircraft. These agreements will increase US Airways' financing needs and will result in a significant increase in its financial obligations and debt burden (see related discussion below). Changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from lower cost air carriers or operations and increases in the cost of aviation fuel, could have a material adverse effect on the Company's liquidity, financial condition and results of operations. Until US Airways is able to establish a competitive cost structure, the Company's results of operations and financial condition will be particularly susceptible to adverse changes in general economic and market conditions.

     As discussed under "Affirmation of Airbus Order" above, the Company has entered into agreements for the acquisition of up to 400 new aircraft and accompanying jet engines. The minimum determinable payments associated with the Company's agreements with AVSA and CFMI (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) are currently estimated at $92 million during the fourth quarter of 1997, $261 million in 1998, $701 million in 1999, $1.06 billion in 2000 and $212 million in 2001. If the Company takes delivery of all of the Airbus aircraft it currently has on firm order, the aggregate payments for aircraft and related expenditures in connection with the acquisition of the aircraft could approximate $4.75 billion. The Company anticipates using cash on hand for purchase deposits due within the next year and currently plans on financing a substantial portion of the remaining commitment. The Company has commitments or letters of intent which it believes will provide financing for at least 25% of the anticipated purchase price of such aircraft. However, further financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of the aircraft purchase price and for other aircraft-related expenditures. Other capital expenditures, such as for rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

     As discussed under "US Airways Shuttle" above, the Company is investigating the purchase of Shuttle, Inc., the owner of the US
Airways Shuttle. The Company's purchase of Shuttle, Inc. would result in a material capital expenditure.

     On October 1, 1997, Standard & Poor's ("S&P") placed the credit ratings of US Airways Group and US Airways on CreditWatch with positive implications. During July 1997, S&P raised its ratings outlook on US Airways Group and US Airways to "Positive" from "Developing." Credit ratings issued by such credit rating agencies can have an effect on a company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

     As of September 30, 1997, the Company's ratio of current assets to current liabilities was approximately 1.05 to 1 and the Company's debt to equity ratio was 9.31 or 10.68 if the Series H Preferred Stock is included in the calculation as debt (the Series H Preferred Stock is mandatorily redeemable, but convertible into Common Stock).


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously disclosed, The Boeing Company ("Boeing") has filed suit against US Airways, Inc. ("US Airways") in state court in King County, Washington seeking unspecified damages for alleged breach of two aircraft purchase agreements concerning, respectively, eight B757-200 aircraft and 40 B737-Series aircraft. On October 31, 1997, US Airways filed an answer and counterclaim to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $45 million in equipment purchase deposits and past overcharges.

     US Airways intends to vigorously defend against Boeing's lawsuit and to prosecute its counterclaim. US Airways cannot predict the outcome of the lawsuit or whether US Airways' results of operations and financial condition would be materially affected as a result of the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

DESIGNATION                            DESCRIPTION

4     Certificate of Designation of the Series H Senior
      Cumulative Preferred Stock.

10.1  Purchase Agreement dated October 31, 1997 between
      US Airways Group, Inc. and AVSA, S.A.R.L, an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (US Airways
      Group, Inc. has applied for confidential treatment for portions of this exhibit).

10.2  Employment agreement between US Airways, Inc. and its Chief
      Financial Officer.

11    Computation of Primary and Fully Diluted Income (Loss) Per
      Common Share for the three months and nine months ended
      September 30, 1997 for US Airways Group, Inc.

27.1  Financial Data Schedule - US Airways Group, Inc.

27.2  Financial Data Schedule - US Airways, Inc.


B.  REPORTS ON FORM 8-K

DATE OF REPORT                  SUBJECT OF REPORT

October 22, 1997      News release dated October 22, 1997 of
                      US Airways Group, Inc. and US Airways, Inc.
                      with consolidated statements of operations for both companies for the three months and nine months ended September 30,

                      1997, and select operating and financial statistics for US Airways, Inc. US Airways Group, Inc. also announced that it had reached an agreement with CFM International Inc. ("CFMI") for the purchase of CFM56 engines for up to 400 Airbus Industrie G.I.E ("Airbus") 320 family aircraft. In addition, General Electric Company ("GE"), joint owner of CFMI, will provide US Airways, Inc. with delivery positions for nine Airbus aircraft scheduled for delivery to GE Capital Aviation Services, Inc., a wholly-owned subsidiary of GE, in the years 1999 and 2000.

October 1, 1997       News release announcing that US Airways,
                      Inc. had reached a tentative agreement on a competitive contract with the Air Line
                      Pilots Association.

September 11, 1997    US Airways Group, Inc. disclosed that The
                      Boeing Company had filed suit against US
                      Airways, Inc. in the Superior Court of the State of Washington for King County alleging, among other things, that US
                      Airways, Inc. had breached aircraft purchase agreements for eight B757-200 and 40
                      B737-Series aircraft.

August 18, 1997       US Airways Group, Inc. announced that it was
                      exercising its right to redeem all of its outstanding Series B preferred stock at $51.75 per depositary share plus accrued dividends of approximately 36.46 cents as of the redemption date, September 15, 1997.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                              US Airways Group, Inc.  (Registrant)

Date:  November 12, 1997         By:     /s/ James A. Hultquist
                                         ----------------------
                                             James A. Hultquist
                                                Controller
                                        (Chief Accounting Officer)


                               US Airways, Inc.  (Registrant)

Date:  November 12, 1997         By:     /s/ James A. Hultquist
                                         ----------------------
                                             James A. Hultquist
                                                Controller
                                        (Chief Accounting Officer)







                  (this space intentionally left blank)