Form 10-K405
period 1997-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1998-03-19
CIK 701345, 714560

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                     or

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------


                            US AIRWAYS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                     State of Incorporation: Delaware

                2345 Crystal Drive, Arlington, Virginia 22227
                 (Address of principal executive offices)

                               (703) 872-5306
             (Registrant's telephone number, including area code)

                    (Commission file number: 1-8444)
             (I.R.S. Employer Identification No: 54-1194634)



                              US AIRWAYS, INC.
            (Exact name of registrant as specified in its charter)

                      State of Incorporation: Delaware

                2345 Crystal Drive, Arlington, Virginia 22227
                 (Address of principal executive offices)

                               (703) 872-7000
            (Registrant's telephone number, including area code)

                    (Commission file number: 1-8442)
              (I.R.S. Employer Identification No: 53-0218143)





Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
Registrant          Title of each class             on which registered
----------          -------------------             ---------------------

US Airways          Common stock, par value $1.00   New York Stock Exchange
Group, Inc.         per share (Common Stock)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
              Yes  X          No
                   --              --

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K section 229.405 is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of US Airways Group, Inc. held by non-affiliates on February 27, 1998 was approximately $6,342,000,000. On February 27, 1998, there were outstanding approximately 91,646,000 shares of Common Stock and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

Item of Form 10-K                  Document Incorporated By Reference
--------------------------------   ----------------------------------

Part III, Items 10, 11,12 and 13   Proxy Statement* (excluding therefrom
                                   the subsections entitled "Report of the
                                   Human Resources Committee of  the Board
                                   of Directors" and "Performance Graph")


--------------
* Refers to the definitive Proxy Statement of US Airways Group, Inc., to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Stockholders of US Airways Group, Inc. to be held on May 20, 1998.





                    (this space intentionally left blank)

                            US AIRWAYS GROUP, INC.
                                    AND
                              US AIRWAYS, INC.
                                FORM  10-K
                       YEAR ENDED DECEMBER 31, 1997

                            TABLE OF CONTENTS

                                                                      Page
PART I                                                                ----

Item 1.
         Business                                                       1
              Overview                                                  1
              Airline Industry and US Airways' Position                 2
                in the Marketplace
              Industry Regulation and Airport Access                    4
              Certain Ownership Matters                                 6
              Executive Officers                                        8
              Employees                                                 9
              Aviation Fuel                                            12
              Use of Travel Agents and Commissions Expenses            12
              Computerized Reservation Systems                         13
              Frequent Traveler Program                                13
              Insurance                                                14

Item 2.  Properties                                                    15
              Flight Equipment                                         15
              Ground Facilities                                        16
              Terminal Construction Projects                           17

Item 3.  Legal Proceedings                                             17

Item 4.  Submission of Matters to a Vote of Security Holders           19

PART II

Item 5A. Market for US Airways Group's Common Equity and Related       19
         Stockholder Matters
              Stock Exchange Listing                                   19
              Market Prices of Common Stock                            20
              Foreign Ownership Restrictions                           20

Item 5B. Market for US Airways' Common Equity and                      20
         Related Stockholder Matters

Item 6.  Selected Financial Data                                       21
              Consolidated Statements of Operations - US Airways Group 21
              Consolidated Balance Sheets - US Airways Group           21
              Selected Operating and Financial Statistics - US Airways 22



                    (table continued on following page)

                            US AIRWAYS GROUP, INC.
                                    AND
                             US AIRWAYS, INC.
                                 FORM  10-K
                       YEAR ENDED DECEMBER 31, 1997

                             TABLE OF CONTENTS
                                (CONTINUED)

                                                                      Page
                                                                      ----

Item 7.  Management's Discussion and Analysis of Financial              23
         Condition and Results of Operations
              Results of Operations                                     30
              Liquidity and Capital Resources                           35

Item 7A. Quantitative and Qualitative Disclosures About Market Risk     39

Item 8A. Consolidated Financial Statements for US Airways Group, Inc.   40

Item 8B. Consolidated Financial Statements for US Airways, Inc.         75

Item 9.  Changes In and Disagreements with Accountants on               104
         Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of US Airways Group           105

Item 11. Executive Compensation                                         105

Item 12. Security Ownership of Certain Beneficial Owners                105
         and Management

Item 13. Certain Relationships and Related Transactions                 105

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports            105
         on Form 8-K
              Consolidated Financial Statements                         105
              Consolidated Financial Statement Schedules                106
              Exhibits                                                  106
              Reports on Form 8-K                                       109

SIGNATURES
         US Airways Group, Inc.                                         110
         US Airways, Inc.                                               111




PART I

ITEM 1.  BUSINESS

OVERVIEW

     US Airways Group, Inc. (US Airways Group or the Company) is organized under the laws of the State of Delaware. The Company's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-5306). US Airways Group changed its name from USAir Group, Inc. effective February 21, 1997.

     US Airways Group's primary business activity is the ownership of all the common stock of US Airways, Inc. (US Airways), Shuttle, Inc. (Shuttle), Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont), PSA Airlines, Inc. (PSA), US Airways Fuel Corporation (formerly USAir Fuel Corporation), US Airways Leasing and Sales, Inc. (formerly USAir Leasing and Services, Inc.) and Material Services Company, Inc. US Airways' accounts include its wholly-owned subsidiary USAM Corp. (USAM). As discussed below, the Company purchased Shuttle on December 30, 1997.

     US Airways, which is also organized under the laws of the State of Delaware, is the Company's principal operating subsidiary. US Airways is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. In 1997, US Airways accounted for approximately 92% of the Company's operating revenues on a consolidated basis. US Airways enplaned almost 59 million passengers in 1997 and is the fifth largest domestic air carrier (as ranked by revenue passenger miles
(RPMs) flown). As of December 31, 1997, US Airways operated 376 jet aircraft (see Part I, Item 2. "Properties" for additional information) and provided regularly scheduled service through 102 airports in 33 states in the continental United States, Canada, Mexico, France, Germany, Italy, Spain and the Caribbean. US Airways' executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-7000). US Airways' internet address is www.usairways.com. US Airways changed its name from USAir, Inc. effective February 21, 1997.

     US Airways' principal connecting hubs are located at the major airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Baltimore/ Washington International Airport
(BWI), Boston's Logan International Airport, New York's LaGuardia Airport (LaGuardia) and Washington's Ronald Reagan Washington National Airport (National). Measured by departures, US Airways is the largest or second largest airline at each of the foregoing airports and is the largest air carrier in many smaller eastern cities such as Albany, Buffalo, Hartford, Providence, Richmond, Rochester and Syracuse. US Airways is also the leading airline from the Northeast U.S. to Florida. US Airways currently has approximately 84% of its departures and approximately 56% of its capacity (available seat miles or ASMs) deployed in the Eastern U.S. (that portion of the U.S. east of the Mississippi River).

     As of December 31, 1997, US Airways had code share arrangements with ten air carriers which operate under the trade name "US Airways Express," including Allegheny, Piedmont and PSA (see Part I, Item 2. "Properties" for additional information related to aircraft operated by the Company's three wholly-owned regional airlines). Under a code share arrangement one air carrier places its designator code and sells tickets on the flights of another air carrier (its code share partner). Through service agreements
US Airways provides reservations and, at certain stations, ground support services, in return for service fees. The US Airways Express network feeds traffic into US Airways' route system at several points, primarily at US Airways' hubs. As of December 31, 1997, US Airways Express served 174 airports in 33 states in the continental U.S., Canada and the Bahamas, including 70 airports also served by US Airways. During 1997, US Airways Express air carriers enplaned 10.9 million passengers (including 6.1 million passengers enplaned by Piedmont, PSA and Allegheny), approximately 55% of whom connected to US Airways flights.

     During the fourth quarter of 1996, US Airways began purchasing all of the capacity (ASMs) generated by Allegheny, Piedmont and PSA in exchange for all of their transportation revenues. These agreements have no effect on the Company's results of operations (US Airways' revenues from these arrangements are reclassified to Passenger transportation revenues and the related expenses eliminated during consolidation of the Company's financial results). In January 1998, US Airways began purchasing the capacity (ASMs) of Mesa Airlines, Inc. (Mesa) in certain markets. Mesa operates regional jets in these markets as part of US Airways Express.

     US Airways also code shares with Shuttle, which operates under the trade name "US Airways Shuttle." The US Airways Shuttle currently provides high frequency service between New York (LaGuardia), Boston and Washington (National). During December 1997, the Company exercised its right to purchase the Shuttle from its prior owners. US Airways managed Shuttle's operations prior to the purchase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II,
Item 7. of this report (hereafter referred to as "MD&A") for additional information related to the Company's purchase of Shuttle.

     US Airways also has code share agreements with Qantas Airways Limited and Deutsche BA for flights to/from certain Australian and Pacific destinations and intra-Germany, respectively.

     During 1997, US Airways terminated the remaining aspects of its relationship with British Airways Plc. (British Airways), including the code sharing agreement between the two companies and certain other commercial arrangements. As discussed in "Certain Ownership Matters" below, British Airways divested its ownership interest in the Company during 1997. As discussed in Part I, Item 3. "Legal Proceedings," litigation remains outstanding between the Company and British Airways.

     The Company has an agreement with a subsidiary of Airbus Industrie G.I.E. (Airbus) for the purchase of up to 400 new single-aisle aircraft. The agreement, which is discussed in MD&A, includes firm orders for 124 Airbus A320-family aircraft. The Company expects that these new aircraft will replace, at a minimum, US Airways' B737-200, DC-9-30 and MD80 aircraft. Deliveries of the new Airbus aircraft are scheduled to begin in Fall 1998.

     The Company is also discussing the possible acquisition of new wide-body aircraft with Airbus and The Boeing Company (Boeing) in support of the Company's long-term strategic objective of establishing US Airways as a competitive global airline.

AIRLINE INDUSTRY AND US AIRWAYS' POSITION IN THE MARKETPLACE

     Historically, demand for air transportation has tended to mirror general economic conditions. Since early-1995, general domestic economic conditions have been relatively favorable with the level of demand for air transportation exhibiting a strong correlation. In addition, over the same time period, the Company's airline subsidiaries have experienced favorable pricing and capacity trends in the markets in which they operate.

     US Airways has the highest cost structure of all major domestic air carriers. Most of the markets in which the Company's airline subsidiaries operate are highly competitive, especially with respect to leisure traffic. The Company's airline subsidiaries compete to varying degrees with other air carriers and with other forms of transportation. US Airways competes with at least one major airline on most of its routes between major cities. Competitors have frequently offered sharply reduced discount fares in many of the markets in which the Company's airline subsidiaries operate. However, in recent years the level of fare discounting among the major domestic air carriers has been somewhat restrained. Airlines, including US Airways, typically use discount fares and other promotions to stimulate traffic during normally slack travel periods to generate cash flow and to increase relative market share in selected markets. Discount and promotional fares are often subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and refund penalties. US Airways has often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Competition between air carriers also involves certain route structure characteristics, such as flight frequencies, availability of non-stop flights, markets served and the time certain flights are operated. To a lesser extent, competition can involve other products, such as in-flight food or amenities, frequent flier programs and airport clubs.

     Recent years have seen the entrance and growth of "low cost, low fare" competitors in many of the markets in which the Company's airline subsidiaries operate. These competitors, based on low costs of operations and low fare structures, include Southwest Airlines Co. (Southwest) as well as a number of smaller start-up air carriers. During October 1996, Delta Air Lines, Inc. (Delta) launched a low cost product called "Delta Express." Delta Express currently operates primarily within the Eastern U.S. Low cost, low fare operations typically offer a simple product in primarily leisure markets. For example, neither Southwest nor Delta Express offer first class seating or meal service.

     In the past, US Airways has in some cases responded to the entry of a low cost, low fare competitor into its markets by matching fares and, as a result of increased passenger traffic volumes related to lower fares, increasing the frequency of service in related markets, generally with the result of diluting US Airways' yield (Passenger transportation revenue per revenue passenger mile) in these markets. In some cases, US Airways has responded by reducing or eliminating service in affected markets (see related discussion in MD&A under "Current Competitive Position").
US Airways' Northeast-Florida service has been particularly affected by low cost, low fare competition. The Company believes that US Airways' new contract with its pilots and the introduction of new aircraft into US Airways' operating fleet will help to improve US Airways' competitiveness in the marketplace. US Airways' new contract with its pilots also allows it to establish its own competitive response to low cost, low fare competitors. This product, "MetroJet," which will begin operations on June 1, 1998, is expected to provide US Airways with a cost-effective response to Southwest, Delta Express and other low cost, low fare competition. MetroJet will initially operate five B737-200 aircraft from BWI to Cleveland, Providence, Ft. Lauderdale and Manchester (New Hampshire). The Company's growth plans for MetroJet include MetroJet operating up to 20 aircraft by the end of 1998.

     As mentioned in "Overview" above, a substantial portion of US Airways' current route structure is located in the Eastern U.S. Although a competitive strength in some regards, the regional concentration of significant operations results in US Airways being susceptible to changes in certain regional conditions that may adversely affect the Company's results of operations and financial condition. The combination of a high cost structure and the regional concentration of operations has also contributed to US Airways being particularly vulnerable to competition from air carriers or operations with lower cost and fare structures.

     In May 1997, US Airways announced certain efficiency measures which included retiring 22 aircraft from its operating fleet, ending unprofitable service to nine cities and eliminating other routes that had not been profitable and closing a flight crew base (February 1998), two reservations centers (October 1997) and three maintenance facilities (by September
1998). The Company recognized certain nonrecurring charges as a result of these actions. In September 1997, US Airways decided to retire its remaining DC-9-30 aircraft earlier than previously planned resulting in an additional nonrecurring charge. The Company expects that these efficiency measures will ultimately result in the furlough of approximately 750 US Airways employees. See MD&A for additional information related to these efficiency measures and nonrecurring items.

     US Airways has substantially increased its transatlantic operations since 1995. For 1997, as compared to 1996 and 1995, US Airways' transatlantic capacity (ASMs) increased approximately 35% and 110%, respectively. During April 1998, US Airways will begin service from Philadelphia to London's Gatwick Airport and to Amsterdam. US Airways will also begin service from Charlotte to London's Gatwick Airport in May 1998. US Airways has filed petitions with the appropriate authorities to begin service to additional foreign cities, as discussed in "Industry Regulation and Airport Access" below. Expanding US Airways' transatlantic operations is an important element of the Company's overall strategic objective.

     See MD&A for additional information related to the Company's competitive position, particularly with respect to changes during 1997 and actions the Company is currently undertaking to improve its competitive position.

INDUSTRY REGULATION AND AIRPORT ACCESS

     US Airways operates under a certificate of public convenience and necessity issued by the U.S. Department of Transportation (DOT). Such certificate may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of a certificate. Airlines are also regulated by the U. S. Federal Aviation Administration (FAA), a division of the DOT, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, US Airways has an FAA-approved maintenance program for each type of aircraft it operates that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time-to-time, the FAA issues maintenance directives and other regulations affecting US Airways or one or more of the aircraft types it operates. In recent years, for example, the FAA has issued or proposed such mandates relating to, among other things, flight data recorders (see below), cargo hold fire detection/suppression systems (see below), ground proximity warning systems (see below), the retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspections and maintenance procedures to be conducted on certain aircraft.

     In August 1997, the FAA issued regulations that require flight data recorders to measure more parameters than most original equipment flight data recorders. These regulations, which affect US Airways' entire operating fleet, must be implemented before August 2001. The Company estimates that these regulations will cost approximately $20 million over the four-year phase-in period.

     In February 1998, the FAA issued regulations that require certain commercial passenger aircraft to have cargo hold fire detection/suppression systems. These regulations, which affect US Airways' B737-Series, F100, DC-9-30 and MD-80 aircraft (the other aircraft types in US Airways' operating fleet already have such systems), must be implemented before March 2001. The Company estimates that these regulations will cost approximately $22 million over the three-year phase-in period.

     The FAA has proposed regulations that would require the installation of Enhanced Ground Proximity Warning Systems (EGPWS) on certain commercial aircraft. The EGPWS is a system designed to complement the current functions of the Ground Proximity Warning System (GPWS) and provide warnings in situations where the GPWS does not. A Notice of Proposed Rule Making (NPRM) is expected to be issued in April 1998 with a final ruling expected to be issued by the end of 1998. The NPRM is also expected to allow for an exemption for aircraft being retired by a specific date, currently believed to be December 2008. The cost to install the EGPWS on the aircraft in US Airways' operating fleet, excluding aircraft US Airways expects to retire before

December 2008, is currently estimated to be approximately $29 million over the anticipated three-year phase-in period (the Airbus aircraft that the Company expects to begin receiving in Fall 1998 will be delivered with EGPWS). The Company cannot predict whether or when the proposed regulations will be adopted or if any such regulations, if adopted, would differ materially from the current proposed regulations.

     The federal excise tax on domestic air transportation ("ticket tax") was reinstated on August 27, 1996, for tickets sold for travel before January 1, 1997. This tax, 10% of the cost of an airline ticket, had previously expired on January 1, 1996. The Company believes that its Passenger transportation revenues were stimulated during the period the tax was not in effect-the absence of the tax effectively reduced the cost of air travel-but cannot estimate the dollar impact of the tax expiration. The tax expired again on January 1, 1997. On February 28, 1997, President Clinton signed legislation reinstating the tax for tickets sold beginning March 7, 1997 through September 30, 1997. Finally, on August 5, 1997, President Clinton signed legislation extending the ticket tax from October 1, 1997 through September 30, 2007. The new legislation reduced the domestic ticket tax from 10% of fare to 9.0% (decreasing to 8.0% on October 1, 1998 and to 7.5% on October 1, 1999), added a new segment tax of $1.00 (which increases to $3.00 by the year 2002), changed the current $6.00 international departure tax to $12.00 and added a $12.00 international arrival tax. The legislation also added a new 7.5% tax effective October 1, 1997 on certain purchases of frequent traveler program miles from domestic air carriers. The Company does not believe that the new ticket tax structure has had a material adverse effect on its results of operations or financial condition.

     The Company's airline subsidiaries became obligated to pay the $.043 per gallon federal excise tax on transportation fuels on October 1, 1995. US Airways recognized expenses of $41.9 million, $43.0 million and $11.9 million as a result of this tax during 1997, 1996 and 1995, respectively.

     The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Washington D.C., Chicago, San Diego, San Francisco and Orange County (California), have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of US Airways to expand its operations at the affected airports. Authorities at other airports may consider adopting similar noise regulations.

     Several airports have recently sought to increase substantially the rates charged to air carriers, and the ability of air carriers to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions. In addition, legislation which became effective June 1, 1992 allows public airports to impose passenger facility charges of up to $3 per departing or connecting passenger at such airports. With certain exceptions, air carriers pass these charges on to passengers. The ability of US Airways to pass-through such fees to its customers is subject to various factors, including market conditions and competitive factors.

     The FAA has designated John F. Kennedy International Airport, Chicago O'Hare International Airport, LaGuardia and National as "high density traffic airports" and limited the number of departure and arrival slots available to air carriers at those airports. Currently, slots at the high density traffic airports may be voluntarily sold or transferred between air carriers. The DOT has in the past reallocated slots to other air carriers and reserves the right to withdraw slots. The DOT awarded slots to several low cost, low fare air carriers during October 1997. However, these slots were "created" and not confiscated from incumbent air carriers. Various amendments to the slot system, proposed from time-to-time by the FAA, members of Congress and others, could, if adopted, significantly affect operations at the high density traffic airports or expand slot controls to other airports. Certain proposals could restrict the number of flights, limit the ownership transferability of slots, increase the risk of slot withdrawal, or otherwise decrease the value of slots. There are currently several such proposals before Congress. US Airways and Shuttle hold a substantial number of slots at LaGuardia and National. These slots are valuable assets and important in the Company's overall business strategy. The Company cannot predict whether any of the current proposals before Congress will be adopted or whether such legislation, if finalized, would result in US Airways or Shuttle being forced to give up slots or otherwise affect US Airways' or Shuttle's current operations at LaGuardia and National.

     The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. US Airways has petitioned the appropriate authorities for the rights to operate Philadelphia-Milan, Pittsburgh-Paris, and between Pittsburgh and Boston and London (Gatwick Airport). US Airways is constrained by the current agreement between the U.S. and the United Kingdom with respect to London service. US Airways would prefer to serve London through the more-prestigious Heathrow Airport, but cannot do so under the current treaty.

     Many aspects of US Airways' operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could affect operations and increase operating costs for the airline industry, including US Airways.

     As with most domestic companies, the Company is subject to federal income taxes. The Company recognized certain tax benefits totaling $466.9 million during 1997 which stem primarily from the Company reflecting for financial reporting purposes the future income tax benefits associated with net operating losses and other tax credits generated in prior years. See MD&A for additional information.

CERTAIN OWNERSHIP MATTERS

     During 1997, the Company paid all dividends in arrears and resumed regularly scheduled dividend payments on its outstanding preferred stock issuances. The Company had previously deferred dividend payments on its outstanding preferred stock beginning with payments due September 30, 1994 for reasons resulting principally from several years of poor financial performance.

     In May 1997, British Airways converted 28,059.364 shares of Series F Preferred Stock into 14,458,851 shares of Common Stock, which it then sold to third parties. Also in May 1997, the Company repurchased the remaining shares of Series F Preferred Stock and all of the Series T Preferred Stock (both series were held exclusively by British Airways). The Company's board of directors declared regular quarterly dividends on the Series F and Series T Preferred Stock prior to the conversion and repurchase transactions. After the conversion and repurchase transactions, the Company believes that British Airways held no ownership interest in US Airways Group. As of December 31, 1996, the preferred stock held by British Airways constituted approximately 23% of the total voting interest in the Company.

     In August 1997, the Company exchanged its Series A Preferred Stock for Series H Senior Cumulative Convertible Preferred Stock (Series H Preferred Stock). The Series A Preferred Stock was, and the Series H Preferred Stock is, owned by affiliates of Berkshire Hathaway, Inc. (Berkshire Hathaway). The provisions of the Series H Preferred Stock are substantially similar to those of the Series A Preferred Stock. The exchange transaction facilitated the redemption of the Series B Preferred Stock (as discussed in the following paragraph).

     On August 18, 1997, the Company notified the holders of its Series B Preferred Stock that it would redeem all 4,263,000 outstanding depositary shares representing Series B Preferred Stock on September 15, 1997 at $51.75 per share plus accrued dividends of $0.3646 per share. Because conversion into Common Stock was financially advantageous to the holders, all but approximately 6,000 depositary shares were converted prior to the redemption date resulting in the issuance of 10.6 million shares of Common Stock.

     In January 1998, the Company announced plans to purchase up to 2.3 million shares of its Common Stock from time-to-time in open market or privately negotiated transactions. This program was authorized by the Company's board of directors in conjunction with US Airways' agreement to provide up to 2.3 million stock options to its pilots in 1998 (see also "Employees" below). In February 1998, the Company's board of directors announced certain actions aimed at increasing shareholder value, including the purchase from time-to-time in open market or privately negotiated transactions of up to $500 million of the Company's Common Stock (in addition to the previously announced plan), the call for redemption of the Series H Preferred Stock (in February 1998, the Company notified Berkshire Hathaway of its intention to redeem the Series H Preferred Stock on March 15, 1998; see below) and the retirement of certain debt obligations totaling approximately $380 million. During late February 1998, US Airways retired early certain debt obligations with a combined principal amount of $76.1 million (the transactions resulted in an immaterial net gain).
US Airways expects to retire its 10% Senior Notes, which have a face amount of $300 million, during early Summer 1998. Retirement of the 10% Senior Notes is expected to result in an extraordinary loss on early debt extinguishment of approximately $15 million.

     On March 12, 1998, Berkshire Hathaway exercised its right to convert the Series H Preferred Stock into 9.2 million shares of the Company's Common Stock. The Company subsequently retired its Series H Preferred Stock.

     With the retirement of all of the Company's preferred stock, the Company is relieved of annual dividends of approximately $79 million. Annual interest payments associated with the debt obligations retired early or to be retired early under the aforementioned program total approximately $37 million.

     See Notes 7(a), 7(b) and 8(c) to the Company's Notes to Consolidated Financial Statements contained in Part II, Item 8A. of this report for additional information related to the Company's preferred stock issuances. In addition, see Note 15 to the Company's Notes to Consolidated Financial Statements for additional information with respect to the Company's plans to retire certain debt obligations.

     Sections 382 and 383 of the Internal Revenue Code and the regulations thereunder impose limitations on the utilization of net operating loss and credit carryforwards if a corporation has had a "change of control" as defined therein. Generally, a change of control occurs if the corporation experiences more than a 50% ownership change over a rolling three year testing period. In general, if a corporation has a change of control, the amount of loss carryforwards and credits that can be used in any subsequent year are limited to an amount equal to the product of the value of the corporation's stock immediately prior to the change multiplied by the "long-term tax exempt rate," as defined by the U.S. Internal Revenue Code. The Company does not believe it experienced a change of control before the preferred stock transactions discussed above, nor does it believe that those transactions caused a change of control. During the fourth quarter of 1997, the Company recognized a significant amount of future tax benefits related primarily to loss carryforwards. See Note 3 to the Company's Notes to Consolidated Financial Statements for additional information.

EXECUTIVE OFFICERS

     The following individuals, listed alphabetically, are the executive officers of US Airways Group and US Airways as of March 18, 1998:

      Name         Age                   Position
      ----         ---                   --------

N. Bruce Ashby     37        Senior Vice President-Planning, US Airways

Christopher Doan   51        Senior Vice President-Maintenance, US Airways

Rakesh Gangwal     44        President and Chief Operating Officer, US
                             Airways Group and US Airways

Terry L. Hall      44        Senior Vice President-Finance and Chief
                             Financial Officer, US Airways Group and US
                             Airways

John R. Long, III  49        Executive Vice President-Human Resources,
                             US Airways

Lawrence M. Nagin  57        Executive Vice President-Corporate
                             Affairs and General Counsel, US Airways
                             Group and US Airways

Stephen M. Wolf    56        Chairman of the Board of Directors and
                             Chief Executive Officer, US Airways
                             Group and US Airways

     There are no family relationships among any of the officers listed above. No officer was selected pursuant to any arrangement between himself and any other person. Officers are elected annually to serve for the following year or until the election and qualification of their successors. Mr. Long has been actively engaged in the business and affairs of the Company and US Airways during the past five years.

     The business experience of the officers listed above since at least January 1, 1993:

     From April 1996, Mr. Ashby served as Vice President-Financial Planning and Analysis of US Airways until his election as Senior Vice President-Planning in January, 1998. He previously served as Vice President-Marketing Development at Delta from June 1995 to April 1996, and in several executive positions at United Air Lines, Inc. (United) from January 1989 to June 1995, including Vice President-Financial Planning and Analysis and Vice President and Treasurer.

     Mr. Doan joined US Airways in March of 1997. Prior to joining US Airways, Mr. Doan was Vice President of Technical Operations at Northwest Airlines, Inc. (Northwest). Mr. Doan served as an officer in a variety of maintenance-related positions at Northwest from 1985 through 1997. Prior to 1985, Mr. Doan served for 18 years in maintenance-related management positions at Trans World Airlines, Inc.

     Mr. Gangwal was elected President and Chief Operating Officer of US Airways Group and US Airways effective February 19, 1996. Mr. Gangwal came to US Airways from Compagnie Nationale Air France where he had been Executive Vice President-Planning and Development since November 1994. Mr. Gangwal previously served in a variety of management roles at United over an eleven-year period, culminating in the role of Senior Vice President-Planning.

     Mr. Hall was elected Senior Vice President-Finance and Chief Financial Officer of US Airways Group and US Airways in February 1998. Prior to joining US Airways, Mr. Hall was Vice President-Finance and Chief Financial Officer at Apogee Enterprises, Inc. (Apogee)

and, prior to that position, Mr. Hall was Vice President and Chief Financial Officer for Tyco International Ltd. (Tyco). Apogee and Tyco are both multi-billion dollar, multinational diversified companies. Before the latter two positions, from 1990 to 1993, Mr. Hall served as Vice President and Treasurer at United.

     Mr. Long served as Senior Vice President-Administration of US Airways until his election as Senior Vice President-Customer Operations of US Airways in June 1989. He was elected Senior Vice President-Customer Services in March 1991 and Executive Vice President-Customer Services in May 1992. Mr. Long was elected Executive Vice President-Human Resources in May 1996.

     Mr. Nagin practiced law with Skadden, Arps, Slate, Meagher & Flom LLP from August 1994 until he joined US Airways Group and US Airways in February 1996. He previously served in several executive positions at United and UAL Corp. (UAL) from September 1988 to July 1994, culminating in the role of Executive Vice President-Corporate Affairs and General Counsel of United and UAL. From 1980-1988, Mr. Nagin was Senior Vice President and General Counsel of The Flying Tiger Line Inc. (Flying Tiger).

     Mr. Wolf is Chairman of the Board of Directors and Chief Executive Officer of US Airways Group and US Airways and was elected to those positions in January 1996. Immediately prior to joining US Airways, Mr. Wolf was a senior advisor to the investment bank Lazard Freres & Co. From 1987 to July 1994, Mr. Wolf was Chief Executive Officer of UAL and United and became Chairman of each in 1988. Mr. Wolf is a Director of Philip Morris Companies, R.R. Donnelley & Sons Co., The Brookings Institution and the Alzheimer's Disease and Related Disorders Association. He is also a trustee of Northwestern University and Georgetown University.

EMPLOYEES

     As of December 31, 1997, on a full-time equivalent basis, US Airways employed approximately 4,700 pilots, 7,500 mechanical and related personnel, 9,200 station personnel, 3,500 reservations personnel, 7,900 flight attendants and 5,700 personnel in administrative and miscellaneous job categories. As of December 31, 1997, on a full-time equivalent basis, the Company's remaining subsidiaries employed approximately 1,000 pilots, 600 maintenance and related personnel, 1,300 station personnel, 600 flight attendants and 500 personnel in administrative and miscellaneous job categories.

     As of December 31, 1997, approximately 37,900, or 84%, of the employees of the Company's subsidiaries were covered by collective bargaining agreements with various labor unions, or will be covered by a collective bargaining agreement for which negotiations are in progress.









                        (this space intentionally left blank)




     The status of US Airways' labor agreements as of December 31, 1997:

                                                           Date Contract
Union (1)         Class or Craft        Employees (2)        Amendable
---------         --------------        -------------      --------------

ALPA      Pilots                            4,700             01/01/03(4)
AFA       Flight attendants                 7,900             01/01/97(5)
CWA       Passenger service employees       9,100(3)                 -(6)
IAM       Mechanics and related employees   7,500             10/01/95(5)
IAM       Fleet service employees           6,000(3)                 -(6)
TWU       Flight crew training instructors     50             10/09/96(5)
TWU       Flight simulator engineers           57             08/02/97(5)
TWU       Dispatch employees                  155             09/01/96(5)

(1) ALPA    Air Line Pilots Association, International
    AFA     Association of Flight Attendants
    CWA     Communications Workers of America
    IAM     International Association of Machinists and Aerospace Workers
    TWU     Transport Workers' Union
(2) Approximate number of employees covered by the contract.
(3) Estimated number of employees who will be covered under this new contract.
(4) US Airways' pilots ratified a new agreement during October 1997 which became effective January 1, 1998.
(5) Currently in negotiations.
(6) Initial contract in negotiations.

As noted above, US Airways and ALPA entered into a new contract effective January 1, 1998. The major terms of US Airways' new contract with its pilots include:

- No pre-determined guaranteed increases to hourly rates of pay for "mainline" operations for existing aircraft types and new Airbus aircraft through the term of the contract. Reviews must be completed by January 1 of the years 2001, 2002 and 2003 to determine what adjustments (increases or decreases), if any, must be made to rates of pay and/or work rules so that US Airways' pilot costs (pay and productivity) are at parity plus 1% as compared to a weighted average of mainline pilot costs at American Airlines, Inc. (American), Delta, Northwest and United. At the option of the pilots, an additional "interim review" may be undertaken for completion by January 1, 1999.

- Allowing US Airways to establish a "low cost, low fare" product to compete with Southwest, Delta's Delta Express product, AirTran and other such competitors in certain markets and under certain conditions. US Airways' low cost, low fare product can begin service with up to 54 aircraft with the flexibility, under certain circumstances, to expand its operations up to 25% of US Airways' total system block hours. Pay rates for pilots on US Airways' low cost, low fare product will be comparable to those of Southwest's pilots (with pay protection for mainline pilots involuntarily displaced to US Airways' low cost, low fare product ending when such pilots have the ability to return to mainline operations). See "Airline Industry and US Airways' Position in the Marketplace" for recent developments involving US Airways' low cost product, which will begin operations on June 1, 1998.

- Work rule changes including reductions in sick leave and vacation which are estimated to result in significant annual savings when fully implemented.

- Allowing US Airways Express to ultimately operate up to the greater of 35 regional jet aircraft or the equivalent of 9% of US Airways' operating fleet, once all pilots are recalled from furlough (see "Overview" above related to the introduction of regional jets by US Airways Express).

- A commitment to grow at an annual rate of the greater of 2.5% (as measured by 1998 system block hours) or 20% above the average block hour growth rate of American, Delta, Northwest and United subject to certain deferral rights and force majeure provisions.

- Lump sum payments to pilots equal to 1% of annual salary for the calendar years 1999, 2001 and 2002, payable in the subsequent calendar year.

- 11.5 million options to purchase US Airways Group Common Stock, to be issued ratably to pilots over the five-year life of the contract, with exercise prices established based on the fair market value of the Company's Common Stock over a time period preceding each grant date.

- An early retirement program for up to 325 pilots and the recall from furlough by December 15, 1997 of 100 pilots furloughed in 1997, as well as offering recall by December 31, 2001 of 283 additional pilots furloughed prior to 1997.

- A requirement for US Airways to operate certain levels of transoceanic block hours before increasing international code-sharing.

- Certain change of control protections, including vesting of all 11.5 million stock options at an exercise price equal to the exercise price of the most recent stock options granted to the pilots, and cash payments to pilots of up to $250 million under certain circumstances if US Airways is acquired and is not the surviving entity and the pilots' labor contract is adversely affected as a result of the acquisition.

- Certain job security provisions, including a "no furlough" clause for pilots on the seniority list on the effective date of the agreement.

     As discussed in MD&A, the Company recorded a $115 million charge to Personnel costs during the fourth quarter of 1997 associated with the early retirement plan. US Airways expects to realize significant net long-term savings in both wages and benefits expenses as a result of the early retirement program. US Airways will recognize expenses for the lump sum payments, which are expected to total approximately $20 million, as an element of Personnel costs in the period in which they are earned. Any personnel expenses associated with the stock options granted under the new contract would be recognized over the vesting period of the grant and be dependent upon the exercise price of each grant.

     On September 29, 1997, US Airways' passenger service employees, approximately 9,100 employees, voted for representation by CWA. This election was a re-run election mandated by the National Mediation Board
(NMB). In January 1997, US Airways passenger service employees voted against unionization, but the NMB subsequently ordered that a new representation election be held for these employees because of alleged interference by US Airways with the election process. US Airways has filed an action challenging this order in federal court.

     The Company is unable to predict how long it will take to conclude collective bargaining talks with respect to labor contracts that are currently amendable and for labor contracts for which an initial contract is being negotiated or the ultimate outcome of these discussions. Under the Railway Labor Act, a labor contract does not "expire," but rather becomes amendable on a certain date. Thirty days prior to that date, either party to the contract may give notice to the other of its intention to amend the contract, at which point the collective bargaining process begins. If, after a period of negotiations, the parties cannot reach an agreement, a federal mediator from the NMB is brought in to assist. The process of mediation continues until the NMB determines, at its sole discretion, that the parties have reached an impasse. At that point, the parties enter a thirty-day "cooling-off" period before either party may employ so-called "self-help" (e.g., the imposition of contract changes or a lockout by the company or a strike by the union). While in negotiations and mediation, both parties must observe the status quo.

     As discussed under "Airline Industry and US Airways' Position in the Marketplace," US Airways expects that the efficiency measures announced in May 1997 will ultimately result in the furlough of approximately 750 employees (attrition has resulted in a lower estimate than previously disclosed). US Airways eliminated approximately 240 full-time and part-time positions at BWI during Summer 1997 as the result of certain schedule adjustments.

     During December 1997, US Airways entered into a 25-year agreement with The SABRE Group (TSG) under which TSG assumed responsibility for managing most of US Airways' information technology requirements. As a result of this agreement, approximately 670 US Airways employees took positions with TSG on January 1, 1998. See MD&A for additional information related to US Airways' agreement with TSG.

AVIATION FUEL

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company's airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's results of operations and financial condition. For 1997, 1996 and 1995, aviation fuel expenses were 10.5%, 10.8% and 9.6% of US Airways' total operating expenses (as adjusted to exclude nonrecurring items and certain expenses for comparability purposes), respectively.

     US Airways continually adjusts its aviation fuel purchasing strategy in order to take advantage of the best available prices while at the same time ensuring that it has an adequate supply of aviation fuel to support its operations. In addition, US Airways participates in arrangements to hedge the price of a portion of its aviation fuel needs, which may have the net effect of increasing or decreasing US Airways' aviation fuel expenses (as discussed in Note 2(a) to the Company's Notes to Consolidated Financial Statements).

     See Part II, Item 6. "Selected Financial Data" for additional information related to aviation fuel. In addition, see "Industry Regulation and Airport Access" above for information related to taxes on aviation fuel.

USE OF TRAVEL AGENTS AND COMMISSIONS EXPENSES

     As is typical in the airline industry, a majority of the tickets for travel on the Company's airline subsidiaries are sold by travel agents. During 1997, travel agents accounted for approximately 76% of US Airways' tickets sales (as measured by gross fares). During 1996, the percentage was approximately 77%.

     The Company accounts for fees paid to travel agents in the Commissions line item on its Consolidated Statements of Operations (which are contained in Part II, Item 8A. of this report). Such fees are calculated in accordance with policies established by the Company. Fees paid to travel agents accounted for approximately 7.7%, 7.5% and 7.9% of US Airways' total operating expenses (as adjusted to exclude nonrecurring items and certain expenses for comparability purposes) for the years 1997, 1996 and 1995, respectively.

     During September 1997, US Airways established a revised fee structure for base commissions paid to travel agents: 8% of ticket price on all domestic and international tickets issued by travel agents in the U.S., Puerto Rico, the U.S. Virgin Islands and Canada. US Airways' existing maximum payment of $25 one-way and $50 round-trip for tickets purchased in the U.S. and Puerto Rico for travel in and between the U.S., Puerto Rico the U.S. Virgin Islands and Canada was not changed. Prior to the revised rate structure, fees were generally paid to travel agents at 10% of ticket price. US Airways pays travel agents additional "incentive" commissions under certain circumstances, such as for reaching certain volume sales levels. Such special incentive fees are typical in the airline industry.

     In April 1996, travel agents began selling electronic tickets for travel on the Company's airline subsidiaries. By February 1998, "E Tickets" for travel on US Airways and its regional affiliates exceeded 28% of all ticket sales. The Company believes that electronic ticketing helps to reduce distribution costs.

COMPUTERIZED RESERVATION SYSTEMS

     Computerized Reservation Systems (CRSs) play a significant role in the marketing and distribution of airline tickets. As mentioned above, travel agents issue tickets which generate the majority of US Airways' passenger revenues. Most travel agencies use one or more CRSs to obtain information about airline schedules and fares and to book their clients' travel.

     On July 30, 1997, Galileo International, Inc. (Galileo) completed an initial public offering (IPO) and used the proceeds, together with the proceeds of bank financing, to purchase Apollo Travel Services Partnership
(ATS). USAM owned approximately 21% of ATS. Immediately preceding the IPO, Galileo International Partnership (GIP) was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%. The transaction is discussed further in MD&A.

     Galileo owns, operates and markets the Galileo CRS. The Galileo CRS is the world's second largest CRS system, as measured by revenues generated by travel agent subscribers.

     As of December 31, 1997, USAM owned approximately 6.7% of Galileo and held an 11% interest in Galileo Japan Partnership, which markets the Galileo CRS in Japan.

FREQUENT TRAVELER PROGRAM

     Under US Airways' "Dividend Miles" frequent traveler program (FTP), participants generally receive mileage credits equal to the greater of actual miles flown or 500 miles for each paid flight segment on US Airways or US Airways Express, or actual miles flown on one of US Airways' FTP airline partners. Participants generally receive a minimum of 500 mileage credits for each paid flight on US Airways Shuttle. Participants flying on first or business class tickets generally receive additional mileage credits. Participants may also earn mileage credits by utilizing certain credit cards, staying at participating hotels, renting cars from participating car rental companies and through other means. Mileage credits earned by FTP participants, which do not expire under current program guidelines, can be redeemed for various travel awards, including fare discounts, first class upgrades and tickets on US Airways or on one of US Airways' FTP airline partners. Certain awards also include hotel and car rental awards. Awards may not be brokered, bartered or sold, and have no cash value.

     US Airways and its FTP airline partners limit the number of seats allocated per flight for award recipients by using various inventory management techniques. Award travel for all but US Airways' most frequent travelers generally is not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates to foreign destinations. US Airways reserves the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change without prior notice.

     US Airways uses the incremental cost method to account for liabilities associated with Dividend Miles. Estimated future travel awards are valued at the estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, liability insurance and denied boarding compensation expenses. No profit or overhead margin is included in the accrual for incremental costs. The Company periodically reviews the assumptions made to calculate its FTP liability for reasonableness and makes adjustments to these assumptions as necessary. No liability is recorded for airline, hotel or car rental award certificates that are to be honored by other parties because there is no cost to US Airways for such awards.

     As of December 31, 1997 and 1996, Dividend Miles participants had accumulated mileage credits for approximately 4,253,000 awards and 3,715,000 awards, respectively. Because US Airways expects that some potential awards will never be redeemed, calculations of FTP liabilities are based on approximately 87% of total accumulated mileage credits. Mileage credits for Dividend Miles participants who have accumulated less than the minimum number of mileage credits necessary to claim an award, 25,000, are excluded from calculations of FTP liabilities. Incremental changes in FTP liabilities resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded as part of the regular review process.

     During 1997, 1996 and 1995, US Airways' customers redeemed approximately 0.9 million, 1.0 million and 1.2 million awards for free travel, respectively, representing approximately 5%, 6% and 9% of US Airways' RPMs in those years, respectively. US Airways does not believe that usage of FTP awards results in any significant displacement of revenue passengers. US Airways' exposure to the displacement of revenue passengers is not significant, as the number of US Airways flights that depart 100% full is minimal. For example, in the second quarter of 1997 (the quarter when the highest number of free frequent traveler trips were flown during
1997) fewer than 7% of US Airways' flights departed 100% full. During this same quarterly period, approximately 4% of US Airways' flights departed 100% full but also had one or more passengers on board who were traveling on Dividend Miles award tickets.

     As mentioned previously, US Airways terminated its relationship with British Airways during 1997, including arrangements involving the two companies' frequent traveler programs.

INSURANCE

     The Company and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes liability for bodily injury to or death of members of the public, including passengers; damage to property of the Company, its subsidiaries and others; loss of or damage to flight equipment, whether on the ground or in flight; fire and extended coverage, and; workers' compensation and employer's liability. Coverage for environmental liabilities is expressly excluded from these insurance policies.

ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

     As of December 31, 1997, US Airways operated the following jet aircraft:

                       Passenger    Average
      Type             Capacity    Age(years)  Owned(2)   Leased(3)   Total
      ----             ---------   ----------  --------   ---------   -----
Boeing 767-200ER          208          8.5         6           6        12
Boeing 757-200            182          7.2        23          11        34
Boeing 737-400            145          8.0        19          35        54
McDonnell Douglas MD-80   141         15.8        15          16        31
Boeing 737-300            127         10.7        11          74        85
Boeing 737-200            110         15.7        52          12        64
Douglas DC-9-30 (1)       101         23.6        49           7        56
Fokker 100                 98          7.0        36           4        40
                                      ----       ---         ---       ---
                                      12.7       211         165       376
                                      ====       ===         ===       ===

(1) US Airways removed five DC-9-30 aircraft from its operating fleet during first quarter 1998.
(2) Of the owned aircraft, 103 were pledged as collateral for various secured financing obligations aggregating $2.1 billion as of December 31, 1997.
(3) The terms of the leases expire between 1998 and 2015. US Airways purchased a B767-200ER aircraft upon lease expiry in February 1998.

     As of December 31, 1997, the Company's four wholly-owned regional airline subsidiaries operated the following aircraft:

                       Passenger    Average
      Type             Capacity    Age(years)   Owned   Leased(3)    Total
      ----             ---------   ----------   -----   ---------    -----
Boeing 727-200 (1)        161         25.7        12        -          12
de Havilland Dash 8 (2)    37          7.1        29       56          85
Dornier 328-110 (2)        32          2.3         -       25          25
                                      ----        --       --         ---
                                       8.0        41       81         122
                                      ====        ==       ==         ===

(1) Jet aircraft operated by Shuttle (see Note 15 to the Company's Notes to Consolidated Financial Statements for information related to the Company's purchase of Shuttle on December 30, 1997).
(2) Turboprop aircraft.
(3) The terms of the leases expire between 1998 and 2012.

     The Company has an agreement with a subsidiary of Airbus related to the acquisition of new jet aircraft and accompanying jet engines. In addition, one of the Company's regional airline subsidiaries is party to an agreement related to the acquisition by lease of up to 15 turboprop aircraft. See Notes 6(a) and 6(c) to the Company's Notes to Consolidated Financial Statements for additional information regarding outstanding commitments and options for the purchase of flight equipment.

     The Company's airline subsidiaries maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

     As of December 31, 1997, the Company's airline subsidiaries, principally US Airways, owned or leased the following aircraft which were not considered part of the operating fleets presented in the tables above. These aircraft were either parked in storage facilities or, as shown in the far right column, leased or subleased to third parties (see table on following page).

                         Average                                   Leased/
      Type              Age(years)    Owned    Leased    Total    Subleased
      ----              ----------    -----    ------    -----    ---------

British Aerospace
   BAe-146-200 (1)         12.9         -        13        13         12
Douglas DC-9-30 (2)        28.4         5         -         5          -
Fokker F28-1000            24.5        17         -        17         17
Fokker F28-4000 (3)        13.2         4        11        15          9
Embraer EMB-120             7.8         -         2         2          2
British Aerospace
   Jetstream 31            10.7         -        14        14         14
                           ----        --        --        --         --
                           17.2        26        40        66         54
                           ====        ==        ==        ==         ==

(1) US Airways subleased an additional nonoperating BAe-146-200 aircraft in March 1998.
(2) US Airways parked five additional DC-9-30 aircraft and sold three of its nonoperating DC-9-30 aircraft in the first quarter of 1998.
(3) US Airways leased one of its owned and subleased two of its leased nonoperating F28-4000 aircraft during the first quarter of 1998.

     See Note 6(b) to the Company's Notes to Consolidated Financial Statements for additional information related to third party lease arrangements involving flight equipment.

     US Airways is a participant in the Civil Reserve Air Fleet (CRAF), a voluntary program administered by the Air Mobility Command (AMC). The General Services Administration of the U.S. government also requires that airlines participate in CRAF in order to receive U.S. government business. The U.S. government is US Airways' largest customer. US Airways' commitment under CRAF is to provide up to eleven B767-200ER aircraft in support of military operations, most likely aeromedical missions, as specified by the AMC. US Airways would be reimbursed at prescribed rates if these aircraft were activated under the CRAF program. To date, the AMC has not requested US Airways to activate any of its aircraft under CRAF.

GROUND FACILITIES

     US Airways leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to National airport; its principal operating, overhaul and maintenance bases at the Pittsburgh and Charlotte/Douglas International Airports; major training facilities in Pittsburgh and Charlotte; central reservations offices in several cities; and line maintenance bases and local ticket, cargo and administrative offices throughout its system. US Airways owns a building and vacant land in Fairfax County, Virginia, a training facility in Winston-Salem (North Carolina) and reservations facilities in San Diego and Orlando. US Airways recently completed negotiations to sell its property in Fairfax County in two separate transactions. The sales transactions are expected to be completed by the end of the second quarter of 1998 and result in proceeds of $11.6 million and a $2.0 million gain.

     As further discussed in MD&A, US Airways announced certain efficiency measures in May 1997 which include closing certain facilities. US Airways will close its maintenance facilities in Roanoke (Virginia), Greensboro (North Carolina) and Winston-Salem by September 1998 (the work performed at these locations will be transferred to other US Airways maintenance facilities). In addition, also as part of these efficiency measures, US Airways consolidated certain reservation facilities by closing its Nashville and Utica (New York) reservations centers.

TERMINAL CONSTRUCTION PROJECTS

     The Company's airline subsidiaries utilize public airports for their flight operations under lease arrangements with the government entities that own or control these airports. Airport authorities frequently require airlines to execute long-term leases to assist in obtaining financing for terminal and facility construction. Any future requirements for new or improved airport facilities and passenger terminals at airports at which the Company's airline subsidiaries operate could result in additional expenditures and long-term commitments for these subsidiaries. Several significant projects which affect large airports on US Airways' route system are discussed below.

     US Airways is currently negotiating with the City of Philadelphia to construct a new international terminal and a new US Airways Express terminal at Philadelphia International Airport, one of US Airways' connecting hubs and US Airways' principle international gateway. The new international terminal would include at least twelve gates for widebody aircraft and new federal inspection facilities. The new terminal would be connected to the existing terminal by a moving walkway. The new US Airways Express facility would be a stand-alone terminal capable of accommodating approximately 30 regional aircraft. The combined cost of the two facilities is estimated at $340 million with both projects expected to be completed in 2001. An estimate of the impact on the Company's annual operating costs at Philadelphia International Airport for the two terminal projects is not currently available.

     In 1993, US Airways and the City of Philadelphia reached an agreement to proceed with certain capital improvements at Philadelphia International Airport. These improvements include approximately $136 million in various terminal renovations and improvements, including the construction of a new US Airways Club, and $220 million to expand the runway used primarily by regional aircraft. The Company expects the terminal renovations and improvements to be completed in 1998. The runway expansion project is not expected to be completed until late 1999. US Airways expects that its annual cost of operations at Philadelphia International Airport will increase by approximately $16 million once construction of both projects is complete, representing an increase of approximately 35%.

     A major portion of the Metropolitan Washington Airport Authority's capital development program at National was completed in the third quarter of 1997. The $1 billion program included construction of a new terminal. US Airways' annual operating expenses at National have increased by approximately $11 million as a result of higher rent payments associated with the new facility.

     In 1996, US Airways and the Massachusetts Port Authority (MassPort) reached an agreement to renovate and expand US Airways' terminal facilities at Boston's Logan International Airport (Logan). MassPort has issued approximately $49 million of special facilities bonds to finance various improvements which include renovation and expansion of holdrooms, ticket counter space, public circulation areas, concessions, baggage processing, baggage claim areas and the construction of a new US Airways Club. The terminal expansion project provides approximately 95,000 square feet of additional space. US Airways is responsible for awarding contracts and managing the construction. Portions of the project have already been completed and US Airways expects the remainder of the project to be completed in June 1998. US Airways anticipates that its annual operating expenses at Logan will increase by approximately $5 million as a result of this project.

ITEM 3.  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of certain aircraft accidents, including an accident in September of 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to the 1994 accident, the National Transportation Safety Board
(NTSB) held hearings in January and November of 1995, and is scheduled to hold additional hearings in 1998 before issuing its final accident investigation report. Wrongful death cases are pending in a consolidated multi-district litigation in U.S. District Court for the Western District of Pennsylvania, and in state courts in Cook County, Illinois and Harris County, Texas. While US Airways has settled over 80% of the cases arising from the Pittsburgh accident, it expects that it will be at least two years before all of the settlements and/or related litigation are concluded. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     Boeing filed suit against US Airways in September 1997 in state court in King County, Washington seeking unspecified damages for alleged breach of two aircraft purchase agreements concerning, respectively, eight B757-200 aircraft and 40 B737-Series aircraft. On October 31, 1997, US Airways filed an answer and counterclaims to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $35 million in equipment purchase deposits. The case is currently in the discovery phase of litigation. In its initial discovery response, Boeing has quantified its damage claim at approximately $220 million. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways' provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. The parties stipulated to lift the automatic stay provided for in the Bankruptcy Code which could allow IFPC's and US Airways' claims to be fully litigated. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     On July 30, 1996, the Company and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American and American's parent company, AMR Corp. The Company and US Airways claimed that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between the Company and British Airways (the Investment Agreement). The lawsuit also claims that the defendants have committed violations of U.S. antitrust laws. In response to the defendants' Motion to Dismiss, the Court sustained US Airways' claims for breach of contract against British Airways. The Court dismissed the remaining claims against British Airways and all claims against American. On February 6, 1998, British Airways filed its answer to the complaint along with counterclaims against the Company and US Airways. British Airways' counterclaims alleged that US Airways breached various provisions of the Investment Agreement and that US Airways breached the Code Share Agreement between British Airways and US Airways by providing certain allegedly confidential information to a third party. In addition, British Airways seeks a declaratory judgment regarding certain payment obligations under its wet lease arrangement with US Airways. British Airways claimed damages of $16.7 million for the termination of the code share relationship and an unspecified amount of damages for its remaining claims. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     In May 1995, the Company, US Airways and the Retirement Income Plan for US Airways, Inc. (the Pilots Pension Plan) were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the Pilots Pension Plan provisions and erroneously calculated benefits under the Pilots' Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' Motion to Dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement under the Employee Retirement Income Security Act. The plaintiffs have attempted to appeal the district court's dismissal before the U.S. Court of Appeals for the District of Columbia. In January of 1998, the Court of Appeals dismissed plaintiff's appeal for lack of jurisdiction because the lower court order was not final.

     In February of 1998 a purported class action complaint was filed by a travel agency in Puerto Rico against seven major U.S. airlines, including US Airways. The complaint alleges that the defendant airlines are undercompensating Puerto Rican travel agents in connection with the agents' sale of travel. The plaintiffs allege that the airlines are contractually obligated to pay a 10% commission and that the defendant airlines breached that contract as a result of the introduction of commission caps limiting commission payable with respect to a single trip to a stated dollar amount and reducing certain commissions to 8%. The plaintiffs have stated their damages for the class in the amount of $150 million. Given the early stage of this litigation, the Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     The City and County of San Francisco have sued a number of San Francisco International Airport tenants for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. The City has recently identified US Airways as a potentially responsible party, although the City has not amended the complaint to add US Airways as a defendant party. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II

ITEM 5A.  MARKET FOR US AIRWAYS GROUP'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

STOCK EXCHANGE LISTING

     US Airways Group's Common Stock, $1 par value (the Common Stock), is traded on the New York Stock Exchange (Symbol U). On February 27, 1998, there were approximately 91,646,000 shares of the Company's Common Stock outstanding held by 27,161 stockholders of record at that date. The holders reside throughout the United States and in other countries.




                     (this space intentionally left blank)

MARKET PRICES OF COMMON STOCK

     The high and low sale prices ($) of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape were:

               Period                 High              Low
               ------                 ----              ---

         1997  Fourth Quarter        65  3/4          39  15/16
               Third Quarter         43  1/8          32  7/8
               Second Quarter        38  1/4          23  1/8
               First Quarter         26  3/4          19  1/4

         1996  Fourth Quarter        25  7/8          15  1/4
               Third Quarter         19  1/2          15  1/8
               Second Quarter        20  3/4          15  7/8
               First Quarter         19  3/4          11  3/4

     Holders of Common Stock are entitled to receive such dividends as may be lawfully declared by the Company's board of directors. The Company has not paid dividends on its Common Stock since the second quarter of 1990. As of the date of this report, the Company's board of directors had not authorized the resumption of dividends on the Company's Common Stock and there can be no assurance when or if such dividend payments will resume.

FOREIGN OWNERSHIP RESTRICTIONS

     Under current federal law, non-U.S. citizens cannot own or control more than 25% of the outstanding voting securities of a domestic air carrier. The Company believes that it was in compliance with this statute during the time period covered by this report.

ITEM 5B.  MARKET FOR US AIRWAYS' COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     US Airways Group owns all of US Airways' outstanding common stock, par value $1 (US Airways Common Stock). US Airways' board of directors has not authorized the payment of dividends on US Airways' Common Stock since 1988.

     Currently, the amount of dividends that US Airways can pay on its common stock is materially limited by covenants contained in its 10% and 9 5/8% Senior Notes. However, these covenants do not restrict US Airways from loaning or advancing funds to US Airways Group.









                     (this space intentionally left blank)



ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS - US AIRWAYS GROUP (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                          1997    1996    1995    1994    1993
                         ------  ------  ------  ------  ------
Operating Revenues       $8,514  $8,142  $7,474  $6,997  $7,083
Operating Expenses        7,930   7,705   7,153   7,489   7,179
                         ------  ------  ------  ------  ------
Operating Income (Loss)  $  584  $  437  $  322  $ (491) $  (96)
Income (Loss) Before
  Taxes and Accounting
  Change                 $  672  $  275  $  128  $ (685) $ (349)
Provision (Credit)
  for Income Taxes         (353)     12       9       -       -
                         ------  ------  ------  ------  ------
Income (Loss) Before
  Accounting Change       1,025     263     119    (685)   (349)
Accounting Change (1)         -       -       -       -     (44)
                         ------  ------  ------  ------  ------
Net Income (Loss)        $1,025  $  263  $  119  $ (685) $ (393)

Net Earnings Applicable
  to Common Stockholders $  961  $  175  $   34  $ (763) $ (467)

Basic Earnings (Loss)
  per Common Share (2)
    Before Accounting
      Change             $12.32  $ 2.73  $ 0.55 $(12.73) $(7.68)
    Effect of
      Accounting Change       -       -       -       -   (0.80)
                          -----   -----   -----  ------   -----
                         $12.32  $ 2.73  $ 0.55 $(12.73) $(8.48)

Diluted Earnings (Loss)
  per Common Share (2)
    Before Accounting
      Change             $ 9.87  $ 2.35  $ 0.55 $(12.73) $(7.68)
    Effect of
     Accounting Change        -       -       -       -   (0.80)
                          -----   -----   -----  ------   -----
                         $ 9.87  $ 2.35  $ 0.55 $(12.73) $(8.48)

Cash dividends per
  Common Share           $    -  $    -  $    -  $    -  $    -

CONSOLIDATED BALANCE SHEETS - US AIRWAYS GROUP (IN MILLIONS)

                                As of December 31,
                    -------------------------------------------
                          1997    1996    1995    1994    1993
                         ------  ------  ------  ------  ------
Total Assets             $8,372  $7,531  $6,955  $6,808  $6,878
Long-Term
  Obligations (3)(4)     $4,142  $4,552  $4,572  $4,699  $4,198
Series B Preferred
  Stock (4)              $    -  $  213  $  213  $  213  $  213
Common Stockholders'
  Equity (Deficit) (4)   $  725  $ (798)$(1,049)$(1,110) $ (426)
Total Stockholders'
  Equity (Deficit) (4)   $  725  $ (584) $ (836) $( 897) $ (213)

Shares of Common Stock
  Outstanding (5)          91.5    64.3    63.4    61.1    59.2

(1) Cumulative effect of change in method of accounting for postemployment benefits.
(2) During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
    128). SFAS 128 established new guidelines for calculating earnings per share. The Company's Earnings (Loss) per Common Share figures for the years 1993 through 1996 have been restated to conform with the provisions of SFAS 128.
(3) Includes long-term debt, capital leases, postretirement benefits other than pensions, noncurrent and outstanding redeemable preferred stock.
(4) 1996, 1995 and 1994 do not include any effects from deferred dividends on preferred stock. See Notes 7(a), 7(b) and 8(c) to the Company's Notes to Consolidated Financial Statements contained in Part II, Item 8A. of this report for additional information related to the Company's preferred stock issuances.
(5) 1997 activity included conversions of preferred stock into Common Stock. See Notes 7(b) and 8(c) to the Company's Notes to Consolidated Financial Statements for additional information.

Note:  Numbers may not add or calculate due to rounding.

SELECTED OPERATING AND FINANCIAL STATISTICS - US AIRWAYS (1)

                          1997    1996    1995    1994    1993
                         ------  ------  ------  ------  ------
Revenue passengers
  (thousands)*           58,659  56,640  56,674  59,495  53,678
Total RPMs
  (millions)(2)          41,749  39,220  38,079  38,395  35,529
RPMs (millions)*         41,579  38,943  37,618  37,941  35,221
Total ASMs
  (millions)(3)          58,500  57,208  58,678  61,540  59,841
ASMs (millions)*         58,294  56,885  58,163  61,027  59,485
Passenger load
  factor* (4)              71.3%   68.5%   64.7%   62.2%   59.2%
Break-even load
  factor (5)               66.4%   67.9%   64.9%   67.3%   61.7%
Yield* (6)                17.10c  17.46c  16.66c  15.61c  17.27c
Passenger revenue
  per ASM* (7)            12.20c  11.95c  10.78c   9.70c  10.22c
Revenue per ASM (8)       13.50c  13.19c  11.80c  10.59c  11.04c
Cost per ASM (9)          12.33c  12.69c  11.40c  11.02c  11.12c
Average passenger
  journey (miles)*          709     688     664     638     656
Average stage length
  (miles)*                  591     578     560     536     536
Revenue aircraft
  miles (millions)*         435     426     444     473     462
Cost of aviation
  fuel per gallon (10)    67.47c  70.51c  56.83c  55.79c  60.37c
Cost of aviation fuel
  per gallon,
  excluding fuel
  taxes (11)              61.26c  64.09c  53.23c  53.28c  58.40c
Gallons of aviation
  fuel consumed
  (millions)              1,129   1,107   1,137   1,205   1,161
Operating aircraft
  at year-end               376     390     394     424     441
Full-time equivalent
  employees at
  year-end               38,533  40,160  39,891  42,399  45,277

* Scheduled service only (excludes charter service).
c cents

(1) Operating statistics include free frequent travelers and the related miles they flew. Operating statistics exclude flights operated by US Airways under a wet lease arrangement with British Airways Plc. (the "wet lease arrangement," which ended May 31, 1996). Nonrecurring items and certain revenues and expenses have been excluded from US Airways' financial results for purposes of financial statistical calculation and to provide better comparability between periods. Nonrecurring items include those items reported as "nonrecurring items" by US Airways in its various filings from time-to-time with the U.S. Securities and Exchange Commission (see Note 12 to US Airways' Notes to Consolidated Financial Statements). Excluded revenues and expenses include revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines and the wet lease arrangement (see Notes 9(a) and 9(b) to US Airways' Notes to Consolidated Financial Statements for additional information).
(2) Revenue Passenger Miles (RPMs) - revenue passengers multiplied by the number of miles they flew.
(3) Available Seat Miles (ASMs) - Seats available multiplied by the number of miles flown (a measure of capacity).
(4) Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(5) Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
(6)  Passenger transportation revenue divided by RPMs.
(7) Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(8) Total Operating Revenues divided by ASMs (a measure of unit revenue).
(9) Total Operating Expenses divided by ASMs (a measure of unit cost).
(10) Includes the base cost of aviation fuel, fuel taxes and transportation charges.
(11) Includes the base cost of aviation fuel and transportation charges.


               (this space intentionally left blank)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      GENERAL INFORMATION

     Certain information contained herein should be considered "forward-looking information" which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Among the specific factors that could cause actual results to differ materially from those set forth in the forward-looking information are the following: economic conditions, labor costs, aviation fuel costs, competitive pressures on pricing particularly from lower-cost competitors, weather conditions, government legislation, consumer perceptions of the Company's products, demand for air transportation in the markets in which the Company operates and other risks and uncertainties listed from time to time in the Company's reports to the United States Securities and Exchange Commission (SEC). Other factors and assumptions not identified above are also involved in the preparation of forward-looking information, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

     Except where noted, the following discussion relates primarily to the results of operations, financial condition and future prospects of US Airways. US Airways is the Company's principal operating subsidiary, accounting for approximately 92% of the Company's operating revenues for 1997 (on a consolidated basis). US Airways' financial results include the financial results of its wholly-owned subsidiary USAM Corp. (USAM).

                       FINANCIAL OVERVIEW

     For 1997, the Company's operating revenues were $8.51 billion, operating income was $584.3 million, net income was $1.02 billion and earnings per common share (EPS) was $12.32 for basic and $9.87 for diluted. The Company's financial results for 1997 include $466.9 million resulting from the recognition of a deferred tax asset (see "Recognition of Deferred Tax Asset" below), pre-tax gains totaling $179.6 million which resulted from USAM's sale of certain investments (see "USAM Investments" below) as well as certain other nonrecurring items. See "Results of Operations" below for additional information.

     The Company recognized net income of $263.4 million in 1996 and $119.3 million in 1995. The Company's financial results for 1997, as well as the net income improvement realized by the Company over the last three years, are primarily attributable to relatively favorable domestic economic and industry conditions, overall favorable capacity and pricing trends in markets served by the Company's airline subsidiaries, improved operating performance, recent marketing efforts and the positive influence of certain revenue enhancement and cost-reduction initiatives.

                     NEW STRATEGIC FOUNDATION

     The Company now has in place a new strategic foundation on which it can move forward with achieving its long-term strategic objective of establishing US Airways as a competitive global airline: a new labor contract between US Airways and its pilots; an agreement with a subsidiary of Airbus Industrie G.I.E. (Airbus) to purchase up to 400 new aircraft; an expanded and substantially improved line of products, including new international service, a new international business class, a new low cost, low fare product to be launched this Summer and new regional jet service on certain routes operated by US Airways Express; and, a contract with The SABRE Group (TSG) that is expected to provide substantial long-term cost savings and enhancements with respect to the Company's information services requirements.

     A new five-year labor contract between US Airways and its pilots became effective January 1, 1998. This contract includes various provisions which the Company believes will help US Airways to address its high cost structure, including linking the compensation of US Airways' pilots to the compensation of pilots at several other major domestic air carriers. The new contract also includes provisions which allow US Airways to launch a low cost, low fare product. As discussed under "Current Competitive Position," US Airways has faced significant pressure in certain markets from competitors with lower cost structures. US Airways has recently announced that its low cost, low fare product, "MetroJet," will begin operations on June 1, 1998 (see below). The major provisions of US Airways' new contract with its pilots are presented in Part I, Item 1. of this report under "Business/Employees."

     In October 1998, the Company is scheduled to take delivery of the first of 124 new aircraft the Company has on firm order with Airbus. Six Airbus aircraft are scheduled for delivery in the fourth quarter of 1998, 20 in 1999 and 98 in the years 2000 through 2002. The Company's aircraft purchase agreement with Airbus also includes 116 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. These new aircraft, all of which are members of Airbus' A320 family of single-aisle aircraft, include the A319, A320 and A321. The Company anticipates that the new Airbus aircraft will ultimately replace, at a minimum, US Airways' B737-200, DC-9-30 and MD-80 aircraft. The Company has also entered into an agreement with CFM International, Inc. (CFMI) for jet engines to power the new Airbus aircraft. As part of its agreement with CFMI, GE Engine Services, Inc. will maintain these engines under an up to 20-year agreement.

     The Airbus aircraft are more fuel-efficient, less costly to maintain, have greater range capabilities and are expected to provide certain customer service benefits over the aircraft they are intended to replace. However, certain expenses such as interest expense, depreciation and aircraft rent expense are likely to increase in conjunction with the higher ownership and/or rental costs associated with the new aircraft. In addition, the Company is currently unable to determine whether US Airways will be required to recognize an "impairment charge" related to aircraft that will be retired because certain information required for the analysis is currently undetermined (e.g., aircraft retirement dates). See "Results of Operations" below for additional information about impairment charges. See also "Liquidity and Capital Resources" below for additional information related to the Company's aircraft purchase commitments.

     In December 1997, US Airways launched an improved international business class product called "Envoy Class." US Airways added a second Philadelphia-Paris flight during Summer 1997 and announced new service from Charlotte and Philadelphia to London's Gatwick Airport and from Philadelphia to Amsterdam beginning in Spring 1998. US Airways' transatlantic capacity (as measured by available seat miles or ASMs) for 1997 was 35.4% greater than for 1996 and has more than doubled from 1995 levels. US Airways continues to explore additional international opportunities.

     US Airways has announced that MetroJet will begin operations on June 1, 1998. MetroJet is expected to provide US Airways with a cost-effective response to Southwest Airlines Co. (Southwest), Delta Express, the low cost product offered by Delta Air Lines, Inc. (Delta), and other low cost, low fare competition. MetroJet will initially operate five B737-200 aircraft from Baltimore/Washington International Airport to Cleveland, Providence, Ft. Lauderdale and Manchester (New Hampshire). The Company's growth plans for MetroJet include MetroJet operating up to 20 aircraft by the end of 1998. See also "Current Competitive Position" below.

     On December 30, 1997, the Company purchased Shuttle, Inc. (Shuttle). Shuttle, which operates under the trade name "US Airways Shuttle," currently provides high frequency service from New York to Boston and Washington. Shuttle owns twelve B727-200 aircraft (see also "Liquidity and Capital Resources" below). The Company has recently announced plans to add US Airways' Boston-Washington service to its US Airways Shuttle product in Spring 1998.

     US Airways has announced a major expansion and improvements of its facilities at Philadelphia, including a new international terminal and a new facility for US Airways Express operations. Philadelphia International Airport is US Airways' primary international gateway.

     In December 1997, US Airways entered into an agreement with TSG under which TSG assumed responsibility, as of January 1, 1998, for substantially all of US Airways' information technology requirements. The agreement with TSG is expected to result in substantial information system enhancements and efficiencies, particularly in the areas of reservations, passenger check-in, yield management and aircraft and crew scheduling. Under the terms of the agreement, TSG purchased US Airways' information systems and related assets. On January 1, 1998, in conjunction with US Airways' agreement with TSG, 670 US Airways information services employees took positions with TSG and TSG assumed management and operation of US Airways' data processing facilities, data and voice networks and substantially all other information technologies activities.

     TSG and US Airways are engaged in the conversion of the information technologies services previously provided by US Airways on its own behalf to similar information technology services of TSG, including the transfer of data processing activities to TSG's data processing facilities. The conversion efforts are expected to be substantially completed by April 1999. If these conversion efforts result in operational difficulties or are unsuccessful, the Company's operations, results of operations and financial condition could be adversely affected. Under the terms of US Airways' agreement with TSG, TSG has also assumed responsibility for US Airways' Year 2000 compliance efforts (see "Other Information" below for additional information).

     Decreases in Personnel costs resulting from the transfer of employees to TSG are expected to be offset by higher outside services expenses, including expenses related to conversion efforts. See "Liquidity and Capital Resources" below for additional information related to US Airways' agreement with TSG.

                         CURRENT COMPETITIVE POSITION

     US Airways' foremost competitive threat continues to be the growth of low cost, low fare competition in its primary operating region, the Eastern United States. Currently, approximately 84% of US Airways' departures and approximately 56% of its capacity (ASMs) are located within this region. US Airways' estimated origin/destination passenger overlap with low cost, low fare competition is approximately 47% of its traffic base as of February 1998 as compared to approximately 50% as of April 1997 and approximately 49% as of March 1996. The lower overlap exhibited in February 1998 is due primarily to schedule changes implemented by US Airways, including those resulting from the efficiency measures announced in May 1997 (see discussion below).

     Prior to fourth quarter 1996, the primary low cost, low fare competition confronted by the Company's airline subsidiaries included Southwest and a number of smaller, start-up air carriers. Southwest has steadily increased operations within the Eastern U.S. since first offering service in this region in late 1993. In October 1996, however, Delta, a major air carrier which was itself experiencing pressure from low cost, low fare competition, launched a low-cost product called "Delta Express." Delta Express currently operates 25 aircraft in predominantly Eastern U.S. markets. Delta recently announced that it will assign additional aircraft to its Delta Express unit in May 1998.


     Direct competition with low cost, low fare competition has typically resulted in the dilution of yield realized by the Company's airline subsidiaries. US Airways' Northeast-Florida service has been particularly affected by low cost, low fare competition. US Airways has the highest unit operating cost (operating cost per ASM or cost per ASM) of all major domestic air carriers. US Airways' cost per ASM was 12.33 cents for 1997. By contrast, Southwest reported unit operating costs for 1997 of 7.40 cents. Although Delta reported an overall unit operating cost of 8.78 cents for its fiscal year 1997, its Delta Express product is purported to have a unit operating cost of approximately 7.50 cents. As mentioned above under "New Strategic Foundation," US Airways will launch its own competitive response to the low cost, low fare threat, MetroJet, on June 1, 1998. The Company believes that MetroJet will help US Airways to effectively compete against low cost, low fare competitors and enhance the Company's current product mix, particularly with respect to predominantly leisure markets such as Northeast-Florida.

     In May 1997, US Airways announced certain efficiency measures including retiring 22 aircraft from its operating fleet, including the last five F28-4000 aircraft and 17 older DC-9-30 aircraft (all of these aircraft had been retired by the end of February 1998), ending unprofitable service to nine cities and eliminating other routes that had not been profitable (completed during early September 1997) and closing a flight crew base (February 1998), two reservations centers (October 1997) and three maintenance facilities (by September 1998). The Company recognized certain nonrecurring charges as a result of these actions. In September 1997, US Airways decided to retire its remaining DC-9-30 aircraft earlier than previously planned resulting in an additional nonrecurring charge (nonrecurring charges are discussed under "Results of Operations" below). Excluding any additional impairment charges (see "New Strategic Foundation" above), US Airways anticipates that deliveries of new Airbus aircraft will mitigate the effects of DC-9-30 retirements on its financial results and capacity. The Company has been working closely with union leaders and employee groups to minimize to the greatest degree possible the impact of changes in operations on affected employees. The Company expects these efficiency measures will ultimately result in the furlough of approximately 750 US Airways employees.

     The Company believes that US Airways' new contract with its pilots and the introduction of new aircraft into US Airways' operating fleet will help to improve US Airways' competitive position in the marketplace, particularly in markets where US Airways faces low cost, low fare competition.

                       CERTAIN OWNERSHIP MATTERS

     On March 26, 1997, the Company paid dividends totaling $34.8 million to the holders of its Series A, Series F and Series T Preferred Stock and the Company's board of directors declared dividends of $46.6 million on the Company's Series B Preferred Stock (see Notes 7(a), 7(b) and 8(c) to the Company's Notes to Consolidated Financial Statements contained in Part II,
Item 8A. for additional information related to the Company's preferred stock issuances). After payment of the Series B Preferred Stock dividends in May 1997, the Company had paid all dividends in arrears (including penalty dividends on the deferred dividends) and had resumed regular quarterly dividend payments on all of its outstanding preferred stock issuances.

     In May 1997, British Airways Plc. (British Airways) converted 28,059.364 shares of Series F Preferred Stock into 14,458,851 shares of Common Stock, which it then sold to third parties. Also in May 1997, the Company repurchased the remaining shares of Series F Preferred Stock and all of the Series T Preferred Stock (both series were held exclusively by British Airways). The Company's board of directors declared regular quarterly dividends on the Series F and Series T Preferred Stock prior to the conversion and repurchase transactions. After the conversion and repurchase transactions, the Company believes that British Airways held no ownership interest in US Airways Group (see also "Liquidity and Capital Resources" below).


     In August 1997, the Company exchanged its Series A Preferred Stock for Series H Senior Cumulative Convertible Preferred Stock (Series H Preferred Stock). The Series A Preferred Stock was, and the Series H Preferred Stock is, owned by affiliates of Berkshire Hathaway, Inc. (Berkshire Hathaway). The provisions of the Series H Preferred Stock are substantially similar to those of the Series A Preferred Stock. The exchange transaction facilitated the redemption of the Series B Preferred Stock (as discussed below).

     On August 18, 1997, the Company notified the holders of its Series B Preferred Stock that it would redeem all 4,263,000 outstanding depositary shares representing Series B Preferred Stock on September 15, 1997 at $51.75 per share plus accrued dividends of $0.3646 per share. Because conversion into Common Stock was financially advantageous to the holders, all but approximately 6,000 depositary shares were converted prior to the redemption date resulting in the issuance of 10.6 million shares of Common Stock (see also "Liquidity and Capital Resources" below).

     In January 1998, the Company announced plans to purchase up to 2.3 million shares of its Common Stock from time-to-time in open market or privately negotiated transactions. This program was authorized by the Company's board of directors in conjunction with US Airways' agreement to provide up to 2.3 million stock options to its pilots in 1998. In February 1998, the Company's board of directors announced certain actions aimed at increasing shareholder value, including the purchase from time-to-time in open market or privately negotiated transactions of up to $500 million of the Company's Common Stock (in addition to the previously announced plan), the call for redemption of the Series H Preferred Stock (in February 1998, the Company notified Berkshire Hathaway of its intention to redeem the Series H Preferred Stock on March 15, 1998; see below) and the retirement of certain debt obligations totaling approximately $380 million. During late February 1998, US Airways retired early certain debt obligations with a combined principal amount of $76.1 million (the transactions resulted in an immaterial net gain). US Airways expects to retire its 10% Senior Notes, which have a face amount of $300 million, during early Summer 1998. Retirement of the 10% Senior Notes is expected to result in an extraordinary loss on early debt extinguishment of approximately $15 million.

     On March 12, 1998, Berkshire Hathaway exercised its right to convert the Series H Preferred Stock into 9.2 million shares of the Company's Common Stock. The Company subsequently retired its Series H Preferred Stock.

     With the retirement of all of the Company's preferred stock, the Company has been relieved of annual dividends of approximately $79 million. Annual interest payments associated with the debt obligations retired early or to be retired early under the aforementioned program total approximately $37 million.

                              USAM INVESTMENTS

     On July 30, 1997, Galileo International, Inc. (Galileo) completed an initial public offering (IPO) and used the proceeds, together with the proceeds of bank financing, to purchase Apollo Travel Services Partnership
(ATS). USAM owned approximately 21% of ATS. Immediately preceding the IPO, Galileo International Partnership (GIP) was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares, and its interest in Galileo was reduced from 11% to approximately 6.7%. USAM received proceeds of $62.2 million and recognized a pre-tax gain of approximately $50 million from the sell-down of its interest in Galileo and received proceeds of $162.0 million and recognized a pre-tax gain of approximately $130 million in connection with the sale of its interest in ATS.


     USAM applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to account for its remaining investment in Galileo. The resulting adjustment to Stockholders' Equity (Deficit) to reflect the increase in the fair value of USAM's Galileo investment over its carrying cost is reflected in the Company's balance sheet line item "Unrealized gain on available-for-sale securities, net of income tax effects" (see Note 8(f) to the Company's Notes to Consolidated Financial Statements, which are contained in Part II, Item 8A. of this report).

     See Part I, Item 1. "Business/Computerized Reservation Systems" for related information.

                     RECOGNITION OF DEFERRED TAX ASSET

     During the fourth quarter of 1997, the Company recognized income tax benefits of $466.9 million. These tax benefits, which are reflected in the line item, "Provision (Credit) for Income Taxes" on the Company's Consolidated Statements of Operations, stem primarily from net operating losses and other tax credits generated in prior years. The Company recognized these tax benefits for financial reporting purposes based on its expectations of future earnings levels and the fact that certain of these tax benefits don't expire or will be realized in future periods irrespective of future earnings levels. As of December 31, 1997, the Company believes that it is more likely than not that these tax benefits will be fully utilized in future periods.

     As a result of recognizing these tax benefits in 1997, the Company's future effective income tax rate will be higher than the effective income tax rate for 1997 and earlier years. For 1998, the Company's effective income tax rate for financial reporting purposes is expected to be approximately 41% although the actual rate at which the Company expects to pay income taxes is estimated at 20% to 25% (the actual rate is expected to remain within this range until the Company has utilized a significant portion of the accumulated income tax benefits).

     See Note 3 to the Company's Notes to Consolidated Financial Statements for additional information, including the components of the Company's deferred income tax assets and liabilities.

                            OTHER INFORMATION

     The Company is currently operating computer software applications and systems that are not Year 2000 compliant to support important business applications, including reservations, accounting and flight operations systems. If these software applications and systems are not made Year 2000 compliant, the Company could suffer a material adverse effect on its operations, results of operations and financial condition. As part of the Company's long-term information technology relationship with TSG (as discussed in "New Strategic Foundation" above), many of these software applications and systems are being replaced by new software applications and systems that are expected to provide significant operational and other benefits, in addition to being Year 2000 compliant. TSG has agreed, with respect to each US Airways software application and system that is neither Year 2000 compliant nor being replaced, to modify such software application or system such that it is Year 2000 compliant. The Company currently expects to spend approximately $25 million to modify these software applications and systems. The Company believes that it will be able to achieve Year 2000 compliance by the end of 1999, or earlier where necessary. Notwithstanding the foregoing, the Company cannot assure that its Year 2000 compliance program will successfully correct all Year 2000-related problems. Additionally, the Company exchanges information electronically with a number of other parties, including computer reservation systems that provide reservations services for the majority of the Company's customers. The Company is engaging in contact with these other parties to determine the effect of their Year 2000 compliance status on the Company's operations.


     US Airways' labor contracts with all of its non-pilot unionized employees are currently amendable. US Airways is unable to determine when new agreements with these employees will be reached or the final terms and conditions of any new contracts. See Part I, Item 1. "Business/Employees" for additional information related to the Company's workforce, including US Airways' labor contracts.

     On September 24, 1997, US Airways announced that it reduced the rates for base commissions paid to travel agencies from 10% of ticket price to 8% on all domestic and international tickets issued by travel agents in the U.S., Puerto Rico, the U.S. Virgin Islands and Canada. US Airways' existing maximum payment of $25 one-way and $50 round-trip for tickets purchased in the U.S. and Puerto Rico for travel in and between the U.S., Puerto Rico, the U.S. Virgin Islands and Canada remains unchanged.

     During October 1997, the U.S. Department of Transportation (DOT) awarded takeoff and landing rights ("slots") at New York's LaGuardia Airport (LaGuardia) and at Chicago's O'Hare International Airport to several low cost, low fare air carriers. The DOT awarded the slots as part of new policies designed to increase competition at certain high-traffic domestic airports. Previously, slots at such airports (which also includes New York's John F. Kennedy International Airport and Washington's Ronald Reagan Washington National Airport (National)) were only available through purchase or lease from another air carrier. US Airways and Shuttle hold a considerable number of slots at such airports, primarily at LaGuardia and National. The recent awards were minimal and are not expected to have a material adverse impact on the Company's results of operations or financial condition.

     There are several proposals before Congress which would address service to small and medium-size airports. Most notable is a bill which would, among other things, confiscate slots from the major air carriers at the four high-density airports mentioned in the preceding paragraph and auction them off to other air carriers. The Company has testified in opposition to such a plan. Adoption of such a plan could force a reduction in US Airways' or Shuttle's flights from LaGuardia and National and could have an adverse effect on the Company's results of operations and financial condition.

     On August 5, 1997, President Clinton signed legislation extending federal excise taxes on air transportation (the "ticket tax") from October 1, 1997 through September 30, 2007. In addition, effective October 1, 1997, the legislation reduced the domestic ticket tax from the prior level of 10% of fare to 9.0% (decreasing to 8.0% on October 1, 1998 and to 7.5% on October 1, 1999), added a new segment tax of $1.00 (which increases to $3.00 by the year 2002), changed the current $6.00 international departure tax to $12.00 and added a $12.00 international arrival tax. The legislation also added a new 7.5% tax effective October 1, 1997 on certain purchases of frequent traveler program miles from domestic air carriers. The Company does not believe that the new ticket tax structure has had a material adverse effect on its results of operations or financial condition.

     The Company and its subsidiaries are subject to a wide range of government regulation. Besides taxes on income, property and aviation fuel, the Company's airline subsidiaries are subject to numerous safety, maintenance and environmental related mandates. The Company's airline subsidiaries also collect various taxes from their customers, such as the ticket tax (see above), and pass through the collected amounts to the appropriate governmental agencies. Such taxes, even though not expenses for the Company, are an additional cost for the Company's customers. Increases in such taxes can be detrimental to demand for air transportation and decreases can have a stimulative effect on demand. In addition, especially in regards to international operations and certain high-traffic domestic airports (see above), the Company's airline subsidiaries are subject to certain restrictions on when and where they can operate. Changes in government regulation can have a material impact on the Company's results of operations and financial condition. Besides the effect of additional taxes on the Company's results of operations and financial condition, the Company's financial performance can be materially affected by the ability of the Company to pass through such additional expenses to its customers. Additional information related to government regulation can be found in
Part I, Item 1. of this report under "Business/Industry Regulation and Airport Access."

     As detailed in Note 6(c) to the Company's Notes to Consolidated Financial Statements, litigation between US Airways and The Boeing Company (Boeing) continued into 1998. During September 1997, Boeing filed suit against US Airways seeking unspecified damages for alleged breach of two aircraft purchase agreements concerning eight B757-200 aircraft and 40 B737-Series aircraft. US Airways subsequently filed an answer and counterclaim to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $35 million in equipment purchase deposits and past overcharges. The Company is unable to predict the timing or eventual outcome of this litigation.

RESULTS OF OPERATIONS

     The following section pertains to activity included in the Company's Consolidated Statements of Operations (which are contained in Part II, Item 8A. of this report) and changes in select US Airways operating and financial statistics (see Part II, Item 6. of this report). Except where noted, operating statistics referred to in this section are for scheduled service only.

                          1997 COMPARED WITH 1996

Operating Revenues-US Airways' Passenger transportation revenues increased $312.6 million (4.6%) as the result of a 6.8% increase in revenue passenger miles (RPMs) partially offset by a 2.1% decrease in yield. The main factors contributing to the improved performance are discussed above. The Company estimates that severe winter weather within the Eastern U.S. and a partial shutdown of the federal government adversely affected first quarter 1996 revenues by approximately $55 million. Inclement weather (hurricanes) during the third quarter of 1996 is estimated to have adversely affected Passenger transportation revenues by approximately $10 million. Cargo and freight revenues increased due primarily to volume factors. Other revenues for 1996 included $12.6 million related to a wet lease arrangement between US Airways and British Airways (see also Other, net below and "1996 Compared With 1995" below for additional information).

Operating Expenses-The Company recognized certain nonrecurring items during both 1997 and 1996. The table below shows where these nonrecurring items were recorded in the Company's Consolidated Statements of Operations (in millions; brackets indicate expense).

                                                         1997       1996
                                                         ----       ----
Operating Expenses
     Personnel costs                                  $(121.9)   $     -
     Aircraft rent                                        1.5       22.5
     Other rent and landing fees                         (4.6)         -
     Aircraft maintenance                                   -        7.0
     Depreciation and amortization                      (89.1)         -
                                                        -----       ----
                                                       (214.1)      29.5
Other Income (Expense)
     Gains on sales of interests in affiliates          179.6          -
                                                        -----       ----
                                                        179.6          -
                                                        -----       ----
Net amount reflected in Income Before Taxes           $ (34.5)   $  29.5
                                                        =====       ====

     Except for a $115.0 million charge recognized in Personnel costs and the $1.5 million credit to Aircraft rent, the nonrecurring items recorded in 1997 in operating expenses relate to certain efficiency measures announced during May 1997 (see "Current Competitive Position" above) and certain impairment charges recorded in the third quarter (see below). The $115.0 million charge was recognized in the fourth quarter of 1997 in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88) and relates to an early retirement program offered to US Airways' pilots. The Company expects 325 pilots to opt for early retirement under this program. This program is expected to result in significant net long-term savings in both wages and benefits expenses. The credit to Aircraft rent was recognized in conjunction with US Airways' subleasing an additional BAe-146 aircraft. During 1994, US Airways accrued a substantial portion of the future rent obligations related to its parked BAe-146 aircraft. The remaining Personnel costs charge relates to severance accruals and the charge to Other rent and landing fees reflects the accrual of lease obligations at certain facilities abandoned or to be abandoned (net of any anticipated sublease revenues).

     A majority of the nonrecurring items recorded in Depreciation and amortization stem from analyses performed in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121). In general, SFAS 121 requires an "impairment charge" to be recognized when the estimated net undiscounted future cash flows from an asset's use (including any anticipated proceeds from disposition) are less than the asset's current book value and the asset's current book value exceeds its fair value. The impairment charge reflects writing-down the assets to fair value. The elements of the charge to Depreciation and amortization include an $18.1 million impairment charge associated with US Airways' retirement of 17 DC-9-30 aircraft as the result of the May 1997 efficiency measures and a $59.3 million impairment charge resulting from US Airways' late-September 1997 decision to retire its remaining DC-9-30 aircraft over the next several years. US Airways suspended its DC-9-30 "hush-kit" program in conjunction with its decision to retire this fleet-type. The remaining components of the Depreciation and amortization charge relate to the May 1997 efficiency measures, including amounts related to owned facilities which have been or will be abandoned and the write-down of certain equipment to be disposed of.

     Gains on sales of interests in affiliates resulted from USAM's sale of certain investments, as discussed above under "USAM Investments."

     The two nonrecurring items recognized in 1996 related to US Airways' subleasing of eleven BAe-146 aircraft-a credit of $22.5 million recorded in Aircraft rent (reversal of previously accrued lease obligations) and a credit of $7.0 million recorded in Aircraft maintenance (reversal of previously accrued lease return provisions). US Airways also recorded a similar credit of $4.1 million to Aircraft rent during 1995 related to these aircraft.

     Excluding the SFAS 88 charge recognized in 1997 (see above) and profit sharing expenses totaling $121.6 million recorded during 1996, Personnel costs were relatively unchanged. The profit sharing expenses recognized during 1996 were associated with US Airways' 1992 Salary Reduction Program (there were no similar expenses during 1997). The Company's defined benefit pension and postretirement benefit expenses decreased due primarily to higher interest rates (discount factors) used for 1997 calculations. Medical and dental expenses were marginally higher year-over-year. Expenses associated with stock appreciation rights (SARs) were $33.2 million for 1997 and $41.6 million for 1996 (see Note 8(e) to the Company's Notes to Consolidated Financial Statements for information related to the Company's stock-based compensation arrangements).

     US Airways' new labor contract with its pilots provides for certain lump sum payments and stock options. US Airways will recognize expenses for the lump sum payments to its pilots,

which are expected to total approximately $20 million, as an element of Personnel costs in the period in which they are earned. Any personnel expenses associated with the stock options granted under the new contract would be recognized over the vesting period of the grant and be dependent upon the exercise price of each grant.

     Commissions expenses increased marginally year-over-year, but decreased 8.2% during fourth quarter 1997 as compared to fourth quarter 1996 due primarily to a revised commission rate structure established during September 1997 (see "Other Information" above). Excluding the effects of nonrecurring items (see above), Aircraft rent increased due primarily to net rent expense adjustments totaling $15.1 million recorded during 1997 related to certain F28-4000 aircraft. Other rent and landing fees were relatively unchanged if the effects of the nonrecurring items (see above) are excluded. Aircraft maintenance expenses increased due primarily to an increase of approximately $23 million in unserviceable (scrap) Pratt & Whitney JT8D engine parts, other adjustments to spare parts totaling approximately $13 million with a majority of the remaining increase attributable to certain timing factors associated with the "power-by-the-hour" jet engine maintenance contracts US Airways entered into during the fourth quarters of both 1997 and 1996 and increases in the cost of certain JT8D jet engine parts. US Airways signed a ten-year power-by-the-hour maintenance agreement with Rolls Royce Canada Limitee during December 1997 covering jet engines originally manufactured by Rolls Royce Plc. US Airways entered into a similar ten-year agreement with the General Electric Company (GE) during fourth quarter 1996 for US Airways' GE-manufactured jet engines (see also "1996 Compared With 1995" below). As discussed in "New Strategic Foundation" above, the Company has also entered into a power-by-the-hour maintenance agreement which will cover the jet engines that will accompany the new Airbus aircraft. The Company believes that these maintenance contracts will provide substantial long-term savings over otherwise expected levels of maintenance costs. 1996 activity included a nonrecurring expense credit (see above). Depreciation and amortization decreased 1.5% if nonrecurring items (see above) are excluded. Other, net includes expenses totaling $35.6 million recorded during the fourth quarter of 1997 related to US Airways' new information technology management agreement with TSG (see discussion in "New Strategic Foundation" above). Also, US Airways experienced increases in certain sales and traffic-related expenses (most notably, credit card expenses). Other, net for 1996 included expenses of $12.6 million associated with US Airways' wet lease arrangement with British Airways (see Other revenues above and "1996 Compared With 1995" below).

Other Income (Expense)-Equity in earnings of affiliates decreased as USAM discontinued applying the equity method of accounting for certain of its investments after July 1997. The amount recorded in Gains on sales of interests in affiliates is related to USAM's sale of certain investments, as discussed in "USAM Investments" above. Other, net activity in 1997 included $18.0 million related to US Airways' sale of eleven nonoperating aircraft. In 1996, Other, net included losses totaling $8.7 million related to US Airways' sale of eight nonoperating aircraft and $9.5 million expense related to US Airways' settlement of litigation involving travel agencies.

Provision (Credit) for Income Taxes-During the fourth quarter of 1997, the Company recognized certain tax benefits totaling $466.9 million. See "Recognition of Deferred Tax Asset" above.

Earnings per Common Share-During the third quarter of 1997, most of the Series B Preferred Stock was converted into 10.6 million shares of Common Stock. During the second quarter of 1997, most of the Series F Preferred Stock was converted into 14.5 million shares of Common Stock. For full-year 1997, on a weighted average basis, these transactions had the effect of increasing shares of Common Stock outstanding by 12.6 million shares.

     The Company adopted SFAS No. 128, "Earnings per Share" (SFAS 128) during 1997. The Company's EPS figures for 1996 have been restated to conform with the provisions of

SFAS 128. The implementation of SFAS 128 did not have a material impact on the Company's EPS disclosures. See Note 1(n) to the Company's Notes to Consolidated Financial Statements for additional information related to the Company's EPS calculations.

Select US Airways Operating and Financial Statistics-Yield decreased 2.1%, but the related effects on US Airways' Passenger transportation revenues were more than offset by a 6.8% increase in RPMs. The yield decrease is primarily attributable to increased competitive pressures year-over-year (see "Current Competitive Position" above) and matters related to the ticket tax (see "Other Information" above). An increase in US Airways' average passenger journey also negatively affected yield. US Airways selectively increased fares in certain markets up to 5% in both March and September 1997.

     US Airways' unit operating cost decreased slightly primarily due to a 2.3% increase in total capacity (nonrecurring items, which are discussed above, are excluded from calculations of unit operating cost). The capacity
(ASMs) increase is primarily the result of higher aircraft utilization rates during 1997 partially offset by fewer operating aircraft in US Airways' fleet during 1997. Aircraft utilization was adversely affected by inclement weather during both the first and third quarters of 1996 (see also Passenger transportation revenues above). During fourth quarter 1997, as compared to fourth quarter 1996, however, capacity decreased 4.2% as the result of schedule changes implemented during third quarter 1997 (see "Current Competitive Position" above). As disclosed in a Current Report on Form 8-K filed with the SEC on January 21, 1998, US Airways' capacity is expected to decrease approximately 2.4% and its unit operating cost is expected to increase approximately 2.0% for 1998 as compared to 1997 (the unit operating cost estimate is based on an average aviation fuel cost of
62.50 cents per gallon for 1998).

     Although the average price of aviation fuel per gallon decreased during 1997, especially during fourth quarter 1997, aviation fuel prices are subject to market conditions and other factors that are generally outside of the Company's control. Fluctuations in the price of aviation fuel can have a dramatic effect on the Company's results of operations.

Supplemental Information-In June 1997, the Financial Accounting Standards Board (FASB) adopted SFAS No. 130, "Reporting Comprehensive Income," (SFAS
130) and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). In February 1998, the FASB adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" (SFAS 132). SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS 131 establishes standards for defining operating segments and the reporting of certain information regarding operating segments. SFAS 132 establishes revised disclosure requirements with respect to employer pension and benefit plans. The Company does not believe that its adoption of these standards will have an effect on the Company's results of operations, liquidity or financial condition. All three standards pertain to disclosure requirements and do not effect amounts reported in the Company's consolidated financial statements. Once the Company has determined its reporting obligations under the new standards, the necessary information will be disclosed as part of the Company's financial reporting in the appropriate period.

                            1996 COMPARED WITH 1995

Operating Revenues-US Airways' Passenger transportation revenues increased $531.7 million, or 8.5%, with the remainder of the $622.3 million increase attributable to passengers carried by the Company's regional airline subsidiaries. US Airways' increase is primarily the result of a 4.8% increase in yield and a 3.6% increase in average passenger journey. The main factors which contributed to the Company's improved performance during 1996 include relatively favorable domestic economic conditions, overall favorable capacity and pricing trends in markets served by the Company's airline subsidiaries and the positive influence of certain revenue enhancement initiatives. The Company estimates that severe winter weather within the Eastern U.S. and a partial shutdown of the federal government adversely affected first quarter 1996 revenues by approximately $55 million. Inclement weather (hurricanes) during the third quarter of 1996 is estimated to have adversely affected Passenger transportation revenues by approximately $10 million. The Company's airline subsidiaries faced intense competitive pressure from Continental Airlines, Inc.'s low cost product, "Continental Lite" during early 1995 (see discussion related to low cost, low fare competition in "Current Competitive Position" above). Other revenues decreased due primarily to wet lease revenues falling to $12.6 million for 1996 from $63.6 million for 1995 (see also Aircraft rent and Other, net below).

Operating Expenses-Profit sharing expenses, the impact of adding a SAR feature to one of the Company's stock option plans, interest rate driven increases in pension and postretirement benefits expenses, contractual wage increases that US Airways' pilot and flight attendant employee groups received in January 1996 and wage increases received by certain non-contract employees effective January 1, 1996 were the primary factors which resulted in the Company's Personnel costs increasing 10.7% year-over-year. US Airways' mechanics and pilots also received contractual wage increases in March 1995 and July 1995, respectively. The Company recorded profit sharing expense related to its 1992 Salary Reduction Plan of $121.6 million in 1996 versus $49.7 million in 1995. The Company's obligations under this plan ended with a payment to participants in early March 1997. The Company recognized expenses of $41.6 million related to SARs during the fourth quarter of 1996 (see additional information in "1997 Compared With 1996" above). Pension and postretirement benefits expenses increased $107.1 million due primarily to interest rate factors. In addition, expenses related to stock option grants, Common Stock grants, severance payments and similar-type compensation (excluding SARs expense) increased $20.6 million year-over-year. Long-term disability expenses increased $22.7 million due mainly to an increase in number of employees on long-term disability.

     The increase in Commissions expense is attributable to higher Passenger transportation revenues (see also Other, net below). Excluding nonrecurring items (see "1997 Compared With 1996" above), Aircraft rent expense increased 4.0% due primarily to two leased B767-200ER aircraft reentering US Airways' operating fleet during the first half of 1996.
US Airways recognized expenses related to these aircraft in the Other operating expenses category while they were operated by British Airways under a wet lease arrangement (see also Other revenues above and Other, net below). Excluding a nonrecurring item recognized during 1996, Aircraft maintenance increased $33.1 million. Efficiencies gained from reengineering efforts in US Airways maintenance areas and the effects of fewer operating aircraft in US Airways' fleet year-over-year were more than offset by timing factors and expenses identifiable as transition expenses related to a change in service providers for certain jet engine maintenance work.
US Airways signed a ten-year contract with a subsidiary of GE during the third quarter of 1996 for the upkeep and overhaul of certain jet engines originally manufactured by a GE affiliate. US Airways experienced approximately $14 million in costs during the fourth quarter of 1996 directly related to the transition of work from the former contractor to GE. Depreciation and amortization decreased due primarily to fewer owned aircraft in US Airways' operating fleet. Other, net increased due primarily to increases in insurance and communications-related costs. US Airways also experienced higher credit card expenses linked to higher Passenger transportation revenues. Expenses related to the wet lease arrangement with British Airways decreased $51.0 million due to the expiration of this arrangement during May 1996 (see also Other revenues and Aircraft rent above).

Other Income (Expense)-Interest income increased due mainly to higher Cash, Cash equivalents and Short-term investments balances during 1996 and Interest expense decreased primarily as the result of less long-term debt outstanding year-over-year. Equity in earnings of affiliates increased as results improved for all three of the partnerships in which USAM had an ownership interest. The improved financial results for these partnerships were driven by increases in airline industry passenger volumes. For 1996, Other, net included expenses of $9.5 million related to US Airways' settlement of litigation involving travel agencies and losses of $8.7 million related to US Airways' disposition of eight nonoperating aircraft. For 1995, Other, net included gains totaling $10.7 million related to the sale of certain B737-300 aircraft.

Provision (Credit) for Income Taxes-The Company was subject to federal alternative minimum tax for 1996 and 1995 as well as income taxes in certain states. The Company was not subject to regular federal income tax during 1996 or 1995 as the result of using federal income tax net operating loss carryforwards.

Earnings per Common Share-The Company' EPS for both 1996 and 1995 have been restated in conjunction with the Company's implementation of SFAS 128. See "1997 Compared With 1996" above for additional information.

Select US Airways Operating and Financial Statistics-US Airways' yield improved 4.8% and capacity (ASMs) fell 2.2%. The number of revenue passengers carried by US Airways was relatively unchanged year-over-year, but average passenger journey increased 3.6%. The decrease in capacity was due mainly to fewer aircraft in US Airways' operating fleet year-over-year. The increase in average passenger journey primarily reflects US Airways' expanded transatlantic operations. In general, favorable capacity and pricing trends have been evident in markets served by the Company's airline subsidiaries since the demise of Continental Lite in early 1995. Competition with Continental Lite included US Airways selectively lowering fares in certain markets to maintain market share.

     US Airways' unit operating cost was 12.69 cents for 1996, an 11.3% increase versus its unit operating cost for 1995. This increase is primarily the result of higher operating expenses applied over less capacity.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company's Cash, Cash equivalents and Short-term investments totaled $1.96 billion (excluding $70.4 million deposited in trust accounts to collateralize letters of credit and workers' compensation policies and included in Other assets on the Company's Consolidated Balance Sheets, which are contained in Part II, Item 8A. of this report).

     The Company's ratio of current assets to current liabilities ("current ratio") was 1.10 and 0.81 as of December 31, 1997 and 1996, respectively. The Company's debt to equity ratio improved to 3.60 as of December 31, 1997 from (4.62) as of December 31, 1996 (calculations exclude amounts related to redeemable preferred stock) due primarily to higher net income year-over-year. In addition, preferred stock conversions (see "Certain Ownership Matters" above) improved the debt to equity ratio due to the resulting issuances of Common Stock.

     US Airways' capital expenditures for 1998 are currently expected to include approximately $320 million related to the purchase of aircraft (including new aircraft, as discussed below, and two leased B767-200ER aircraft that US Airways currently intends to purchase at lease expiry) and aircraft-related assets and approximately $130 million to purchase non-aircraft assets. The Company expects to satisfy its liquidity requirements for 1998, except as discussed below related to its aircraft purchase commitments, through a combination of cash on hand (Cash, Cash equivalents and Short-term investments) and cash generated by operations. The Company is highly leveraged and requires substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company has entered into agreements to acquire up to 400 new aircraft and jet engines to power these aircraft. These agreements increase the Company's financing needs and will result in a significant increase in its financial obligations and debt burden (see related discussion below). The Company is also discussing with

Airbus and Boeing the possible acquisition of new wide-body aircraft. Changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified pressures from competitors with lower cost structures and increases in the cost of aviation fuel, could have a material adverse effect on the Company's results of operations, liquidity and financial condition. Until US Airways is able to establish a competitive cost structure, the Company believes that its results of operations and financial condition will be particularly susceptible to adverse changes in general economic and market conditions.

     Eastern U.S. operations comprise a substantial portion of US Airways' current route structure. Although a competitive strength in some regards, the regional concentration of significant operations results in US Airways being susceptible to changes in certain regional conditions that may adversely affect the Company's results of operations and financial condition. The combination of a high cost structure and the regional concentration of operations has also contributed to US Airways being particularly vulnerable to low cost, low fare competition.

     US Airways uses risk management strategies to reduce its exposure to certain market uncertainties. US Airways is party to financial contracts which it believes help to reduce its exposure to significant increases in the price of aviation fuel. Under these arrangements, US Airways pays a fixed rate per notional gallon of fuel and receives in return a floating rate per notional gallon based on the market rate during the month of settlement. Decreases in the market cost of the fuel below the rates specified in the contracts require US Airways to make cash payments. Gains or losses related to these contracts are deferred until the period in which they are settled. Realized gains and losses are recognized as an element of aviation fuel expense. US Airways has also hedged certain foreign-denominated debt to maturity. US Airways periodically reviews the financial condition of each counterparty to these financial contracts and believes that the potential for default by any of the current counterparties is negligible. Although such financial contracts involve certain inherent risks, US Airways believes that such arrangements help reduce its exposure to significant increases in aviation fuel prices and the value of certain foreign currencies. See Note 2(a) to the Company's Notes to Consolidated Financial Statements for additional information.

     As presented in the Company's Consolidated Statements of Cash Flows (which are also contained in Part II, Item 8A. of this report), net cash flows provided by operating activities during 1997, 1996 and 1995 were $869.7 million, $1.03 billion and $576.6 million, respectively. The Company is currently unable to predict the full impact of recent events involving US Airways' labor costs and agreements to purchase new aircraft and jet engines on its future operating cash flows (see "New Strategic Foundation" above). The Company expects decreases in certain future operating cash outflows as US Airways replaces several older, diverse aircraft types with newer, more efficient aircraft, but may experience increases in certain other future operating cash outflows as the result of US Airways' growth plans, including costs associated with integrating new aircraft types into its operating fleet.

     With the reinstatement of the ticket tax during March 1997, the Company resumed ticket tax remittances to the federal government (see "Other Information" above). The ticket tax was not in effect during the periods January 1, 1996-August 27, 1996 and January 1, 1997-March 7, 1997. The Company also made profit sharing payments to employees totaling $129.1 million during first quarter 1997. These payments ended the Company's obligation for profit sharing under its 1992 Salary Reduction Plan (the related expenses were recognized by the Company during 1996 and earlier periods). USAM received partnership distributions from its CRS investments of $18.3 million, $48.7 million and $14.0 million during 1997, 1996 and 1995, respectively, as reflected in the Other operating adjustments category in the Company's Consolidated Statements of Cash Flows (see also "USAM Investments" above).

     Approximately 3.9 million and 570,000 SARs were exercised during 1997 and 1996, respectively, resulting in cash outflows of $54.7 million during 1997 and $4.9 million during 1996. As of December 31, 1997, approximately 180,700 SARs remained outstanding.

     US Airways' contributions to its defined benefit plans in 1997 totaled $113.1 million. US Airways estimates that it will need to contribute less than $20 million to these plans in 1998 in order to meet statutory minimum pension funding requirements due primarily to favorable returns on assets held by these plans and certain changes in assumptions underlying the calculations of the funding minimums. US Airways' estimates of future pension plan contributions are subject to change, including the possibility of it contributing to these plans in excess of minimum funding requirements. US Airways' new labor contract with its pilots includes a provision for early retirement which could result in the funding of certain pilot pension plans in excess of funding minimums (see related discussion in "Results of Operations" above).

     Investing activities during 1997 included cash outflows of $280.3 million for the acquisition of assets and cash inflows of $85.0 million related to asset dispositions. Progress payments for new aircraft totaled $77.0 million for 1997. US Airways' cash outflows related to asset acquisitions include $125.7 million for aircraft and aircraft-related assets. US Airways purchased nine aircraft off lease during 1997, including four BAe-146 aircraft which were sold to third parties immediately following their purchase. Asset dispositions included cash inflows related to US Airways' sale of certain nonoperating aircraft. Investing activities during 1997 also included proceeds of $162.0 million which resulted from USAM's sale of its interest in ATS and proceeds of $62.2 million related to USAM's sell-down of its interest in Galileo (see "USAM Investments" above). On December 30, 1997, the Company purchased Shuttle, Inc. for $189.8 million (see "New Strategic Foundation" above). Short-term investments increased $235.1 million from the year-end 1996 balance due primarily to cash flows generated from operations exceeding immediate operational and other needs. The net cash used for investing activities during 1997 was $371.9 million.

     In January 1998, US Airways sold substantially all of its information systems and related assets to TSG (see "New Strategic Foundation" above). The transaction resulted in proceeds of $46.5 million with no material gain/loss recorded.

     Investing activities during 1996 included cash outflows of $180.7 million for the acquisition of assets ($34.9 million for hush-kits, progress payments for B757-200 aircraft of $31.4 million (see related information in "Other Information" above), $15.2 million to purchase four B737-200 aircraft prior to lease expiry and $99.2 million related to the purchase of rotables, various ground support equipment and computer equipment). Short-term investments increased $603.6 million versus year-end 1995 as the Company's operations generated significantly more cash than needed to fulfill immediate operational needs. Net cash used by investing activities during 1996 was $753.8 million.

     Net cash provided by investing activities for 1995 was $148.9 million, including cash inflows from the disposition of assets of $222.3 million (primarily from the sale of thirteen B737-300 aircraft) offset by cash outflows of $146.7 million related to the acquisition of assets. Asset acquisitions included: progress payments of $61.7 million for new B757-200 aircraft (see "Other Information" above) and $85.0 million for the purchase of aircraft rotables, hush-kits, computer equipment and various ground support equipment.

     Net cash used for financing activities during 1997 was $354.7 million. The Company paid dividends totaling $180.7 million to holders of its outstanding preferred stock during 1997. In May 1997, the Company repurchased the Series T Preferred Stock and 1,940.636 shares of Series F Preferred Stock from British Airways for a combined $126.2 million. British Airways converted the remaining Series F shares into Common Stock and subsequently sold those shares to third parties. In August 1997, the Company exercised its right to redeem all 4,263,000 outstanding depositary shares representing its Series B Preferred Stock. All but approximately 6,000 depositary shares were converted into Common Stock prior to the redemption date. The related cash outflows were $0.3 million. Proceeds from stock options exercises totaled $39.1 million for 1997.

     As discussed in "Certain Ownership Matters" above, the Company has retired its Series H Preferred Stock. With the retirement of the Series H Preferred Stock, the Company has retired all of its preferred stock outstanding as of December 31, 1996, relieving the Company of annual dividends of approximately $79 million. Annual interest payments associated with the debt obligations retired early or to be retired early, as discussed in "Certain Ownership Matters" above, total approximately $37 million.

     As mentioned under "New Strategic Foundation," the Company has entered into agreements for the acquisition of up to 400 new aircraft and accompanying jet engines. The minimum determinable payments associated with these agreements (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) are currently estimated at $302 million in 1998, $725 million in 1999, $1.07 billion in 2000 and $211 million in 2001. If the Company takes delivery of all of the Airbus aircraft it currently has on firm order, the aggregate payments for aircraft and related expenditures in connection with the acquisition of the aircraft could approximate $4.75 billion. The Company anticipates using cash on hand to fulfill short-term purchase deposit requirements and currently plans on financing a substantial portion of the remaining commitment. The Company has commitments or letters of intent which it believes will provide financing for at least 25% of the anticipated purchase price of such aircraft. However, further financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of the aircraft purchase price and for other aircraft-related expenditures. Other capital expenditures, such as for rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

     As of December 31, 1997, current maturities of long-term debt had increased to $185.8 million, from $84.3 million at the end of 1996. The increase is due mainly to reclassifying the first series of US Airways' 1993-A Pass Through Trusts, $75.0 million, from long-term to short-term status. US Airways currently expects to settle this obligation, which becomes payable on September 1, 1998, from cash on hand.

     On October 1, 1997, Standard & Poor's (S&P) placed the credit ratings of US Airways Group and US Airways on "CreditWatch" with positive implications. During July 1997, S&P raised its ratings outlook on US Airways Group and US Airways to "Positive" from "Developing." Credit ratings issued by such credit rating agencies can have an effect on a company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken. Except for the Enhanced Notes sold in 1996, the Company's and US Airways' outstanding debt and equity securities are presently rated "below investment grade" by S&P and Moody's Investors Service, Inc.

     Net cash used by financing activities during 1996 was $209.0 million. During the third quarter of 1996, US Airways paid-off certain long-term debt with a principal amount of $42.8 million for one of the Company's regional airline subsidiaries (the affiliated company repaid US Airways during December 1996). The Company paid dividends of $83.0 million on its outstanding Senior Preferred Stock during 1996. The Company had previously deferred dividends on all of its outstanding series of preferred stock beginning in September 1994 (see also "Certain Ownership

Matters" above).

     US Airways sold $263.0 million principal amount of Enhanced Equipment Notes (the Enhanced Notes) during the first quarter of 1996 through a private placement offering under SEC Regulation 144A. US Airways used the proceeds from the offering as part of the funds necessary to repay in full the indebtedness incurred in connection with certain B757-200 aircraft delivered to US Airways in 1995 and 1994. The transaction is reflected on the Company's Consolidated Statements of Cash Flows as proceeds from the issuance of debt of $103.0 million and a "non-cash" issuance of debt of $160.0 million. The non-cash component reflects proceeds that US Airways directed to reduce debt and pay underwriter's fees at the time of the offering. US Airways used the cash proceeds it received from the offering and additional funds to make debt repayments of approximately $105.5 million immediately following the offering. The Enhanced Notes are secured by nine B757-200 aircraft. US Airways filed a Form S-4 Registration Statement with the SEC during July 1996 in connection with its offer to exchange registered Enhanced Notes for the privately-placed Enhanced Notes. The exchange offer was completed in August 1996. The exchange offer did not result in cash inflows or outflows with the exception of filing fees and certain administrative costs.

     In addition to the prepayment and refinancing transactions and the early pay-off by US Airways of an affiliate's third party debt in 1996, both discussed above, the Company's subsidiaries made scheduled debt repayments of $85.0 million. US Airways also incurred new debt of $29.2 million associated with progress payments for B757-200 aircraft (see also "Other Information" above). The $29.2 million is reflected as non-cash activity in the Company's Consolidated Statements of Cash Flows because US Airways incurred the related debt in conjunction with the payment of the progress payments.

     During 1995, financing activities included $283.2 million of debt payments, including the redemption of US Airways' remaining outstanding 12 7/8% Unsecured Senior Notes (the 12 7/8% Notes). In addition, the Company incurred debt of $169.7 million associated with the delivery of seven new B757-200 aircraft and scheduled progress payments for the future aircraft deliveries during 1995. In connection with the deferral of eight B757-200 deliveries, US Airways rescheduled the due date of $70.8 million of previously satisfied aircraft purchase deposits into the future resulting in a reduction of both debt and equipment deposits (see related information in "Other Information" above). The $169.7 million and $70.8 million are reflected as non-cash activity in the Company's Consolidated Statements of Cash Flows because US Airways experienced an increase in assets concurrently with the increase in debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market capitalization as of January 28, 1997 did not exceed $2.5 billion. Therefore, in accordance with the instructions to this item, the Company is not obligated to disclose information under this item as part of this report.






                      (this space intentionally left blank)

ITEM 8A.  CONSOLIDATED FINANCIAL STATEMENTS FOR US AIRWAYS GROUP, INC.



                         INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                      KPMG PEAT MARWICK LLP


Washington, D. C.
February 25, 1998, except as to Note 15, which is as of March 12, 1998






                      (this space intentionally left blank)

US Airways Group, Inc.
Consolidated Statements of Operations
Year Ended December 31,
---------------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                                   1997           1996           1995
                                                   ----           ----           ----

Operating Revenues
  Passenger transportation                     $7,711,501     $7,370,888     $6,748,564
  Cargo and freight                               181,484        162,704        157,262
  Other                                           620,839        608,821        568,522
                                                ---------      ---------      ---------
    Total Operating Revenues                    8,513,824      8,142,413      7,474,348

Operating Expenses
  Personnel costs                               3,178,782      3,195,463      2,887,115
  Aviation fuel                                   804,768        824,745        677,621
  Commissions                                     594,914        586,226        563,037
  Aircraft rent                                   474,760        436,873        437,649
  Other rent and landing fees                     420,427        412,275        404,158
  Aircraft maintenance                            451,311        372,997        346,854
  Depreciation and amortization                   400,506        316,043        352,447
  Other, net                                    1,604,087      1,560,298      1,483,780
                                                ---------      ---------      ---------
    Total Operating Expenses                    7,929,555      7,704,920      7,152,661
                                                ---------      ---------      ---------
    Operating Income                              584,269        437,493        321,687

Other Income (Expense)
  Interest income                                 108,074         74,819         51,624
  Interest expense                               (256,055)      (267,122)      (302,593)
  Interest capitalized                             12,648          8,398          8,781
  Equity in earnings of affiliates                 30,614         36,602         34,546
  Gains on sales of interests in affiliates       179,625              -              -
  Other, net                                       12,861        (14,708)        14,227
                                                ---------      ---------      ---------
    Other Income (Expense), Net                    87,767       (162,011)      (193,415)
                                                ---------      ---------      ---------
Income Before Taxes                               672,036        275,482        128,272
  Provision (Credit) for Income Taxes            (352,663)        12,109          8,985
                                                ---------      ---------      ---------
Net Income                                      1,024,699        263,373        119,287
  Preferred Dividend Requirement                  (63,262)       (88,775)       (84,904)
                                                ---------      ---------      ---------
Earnings Applicable to Common Stockholders     $  961,437     $  174,598     $   34,383
                                                =========      =========      =========

Earnings per Common Share
  Basic                                        $    12.32     $     2.73     $     0.55
  Diluted                                      $     9.87     $     2.35     $     0.55

Shares Used for Computation
  Basic                                            78,054         64,021         62,352
  Diluted                                         103,180         94,834         62,430


See accompanying Notes to Consolidated Financial Statements.


US Airways Group, Inc.
Consolidated Balance Sheets
December 31,
--------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

                        ASSETS                          1997        1996
                                                     ---------   ---------
Current Assets
  Cash                                             $    18,200 $    20,986
  Cash equivalents                                   1,075,908     929,980
  Short-term investments                               870,205     635,839
  Receivables, net                                     300,162     337,025
  Materials and supplies, net                          226,023     248,774
  Deferred income taxes                                146,694           -
  Prepaid expenses and other                           140,224     137,590
                                                     ---------   ---------
    Total Current Assets                             2,777,416   2,310,194
Property and Equipment
  Flight equipment                                   5,220,762   5,202,057
  Ground property and equipment                        876,916   1,108,648
  Less accumulated depreciation and amortization    (2,527,237) (2,470,337)
                                                     ---------   ---------
                                                     3,570,441   3,840,368
  Purchase deposits                                    154,640      77,620
                                                     ---------   ---------
    Total Property and Equipment, Net                3,725,081   3,917,988
Other Assets
  Goodwill, net                                        616,068     494,511
  Other intangibles, net                               371,309     283,309
  Investment in marketable equity securities           190,035           -
  Deferred income taxes                                269,704           -
  Other assets, net                                    422,786     525,409
                                                     ---------   ---------
    Total Other Assets                               1,869,902   1,303,229
                                                     ---------   ---------
                                                   $ 8,372,399 $ 7,531,411
                                                     =========   =========
  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt             $   185,786 $    84,259
  Accounts payable                                     323,414     438,951
  Traffic balances payable and unused tickets          707,009     715,576
  Accrued aircraft rent                                508,624     510,752
  Accrued salaries, wages and vacation                 311,394     422,766
  Other accrued expenses                               492,067     676,415
                                                     ---------   ---------
    Total Current Liabilities                        2,528,294   2,848,719
Long-Term Debt, Net of Current Maturities            2,425,820   2,615,780
Deferred Credits and Other Liabilities
  Deferred gains, net                                  332,529     359,748
  Postretirement benefits other than                 1,172,760   1,093,519
    pensions, noncurrent
  Noncurrent employee benefit liabilities and other    829,687     439,308
                                                     ---------   ---------
    Total Deferred Credits and Other Liabilities     2,334,976   1,892,575
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series H, no par value, 358,000 shares               358,000     358,000
    issued and outstanding
  Series F, no par value, 30,000 shares                      -     300,000
    issued and outstanding as of December 31, 1996
  Series T, no par value, 10,000 shares                      -     100,719
    issued and outstanding as of December 31, 1996
Stockholders' Equity (Deficit)
  Series B cumulative convertible preferred stock,           -     213,128
    no par value, 4,263,000 depositary shares
    issued and outstanding as of December 31, 1996
  Common stock, par value $1 per share,                 91,482      64,306
    authorized 150,000,000 shares, issued and
    outstanding 91,482,000 and 64,306,000 shares,
    respectively
  Paid-in capital                                    1,906,395   1,386,557
  Retained earnings (deficit)                       (1,279,864) (2,117,838)
  Common stock held in treasury, at cost,               (3,265)          -
    39,929 shares as of December 31, 1997
  Deferred compensation                                (79,945)    (95,326)
  Unrealized gain on available-for-sale securities,    103,795           -
    net of income tax effects
  Adjustment for minimum pension liability,            (13,289)    (35,209)
    net of income tax effects
                                                     ---------    --------
    Total Stockholders' Equity (Deficit)               725,309    (584,382)
                                                     ---------    --------
                                                   $ 8,372,399 $ 7,531,411
                                                     =========   =========

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                    1997          1996          1995
                                                                                    ----          ----          ----
Cash and Cash equivalents at beginning of year                                 $  950,966    $  881,854    $  429,538
                                                                                ---------     ---------     ---------
Cash flows from operating activities
  Net income                                                                    1,024,699       263,373       119,287
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                                               400,506       316,043       352,447
      Losses (gains) on dispositions of property                                  (15,815)          748       (17,043)
      Gains on sales of interests in affiliates                                  (179,625)            -             -
      Amortization of deferred gains and credits                                  (27,683)      (27,668)      (27,817)
      Other                                                                        34,474        38,048         6,294
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                                         39,840       (14,903)        2,417
        Decrease (increase) in materials and supplies, prepaid expenses
          and pension assets                                                       37,615       (45,455)      (74,980)
        Decrease (increase) in deferred income tax assets                        (453,524)            -             -
        Increase (decrease) in traffic balances payable and unused tickets        (13,606)      108,406        38,955
        Increase (decrease) in accounts payable and accrued expenses              (36,097)      315,440       120,422
        Increase (decrease) in postretirement benefits other than
          pensions, noncurrent                                                     58,927        77,896        56,667
                                                                                ---------     ---------     ---------
            Net cash provided by (used for) operating activities                  869,711     1,031,928       576,649

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                               (106,889)      (52,854)      (61,689)
  Additions to other property                                                    (173,367)     (127,875)      (84,980)
  Proceeds from dispositions of property                                           85,027        24,903       222,325
  Acquisition of Shuttle, Inc.                                                   (189,788)            -             -
  Proceeds from sales of interests in affiliates                                  224,233             -             -
  Decrease (increase) in short-term investments                                  (235,068)     (603,593)        2,430
  Decrease (increase) in restricted cash and investments                           18,481        11,086        71,980
  Other                                                                             5,518        (5,497)       (1,134)
                                                                                ---------     ---------     ---------
            Net cash provided by (used for) investing activities                 (371,853)     (753,830)      148,932

Cash flows from financing activities
  Issuances of debt                                                                     -       103,002         1,162
  Principal payments on long-term debt                                            (88,433)     (235,500)     (283,160)
  Issuances of Common Stock                                                        39,110         3,882         8,733
  Sales of treasury stock                                                           1,758         2,630             -
  Redemptions of preferred stock, including redemption premiums                  (126,485)            -             -
  Dividends paid on preferred stock                                              (180,666)      (83,000)            -
                                                                                ---------     ---------     ---------
            Net cash provided by (used for) financing activities                 (354,716)     (208,986)     (273,265)
                                                                                ---------     ---------     ---------
Net increase in Cash and Cash equivalents                                         143,142        69,112       452,316
                                                                                ---------     ---------     ---------
Cash and Cash equivalents at end of year                                       $1,094,108    $  950,966    $  881,854
                                                                                =========     =========     =========
Noncash investing and financing activities
  Conversions of preferred stock into Common Stock                             $  496,550    $        -    $        -
  Unrealized gain on available-for-sale securities, net of income tax effects  $  103,795    $        -    $        -
  Treasury stock acquired for tax withholding on employee stock grants         $    5,158    $    2,630    $        -
  Issuances of debt - refinancing of debt secured by aircraft                  $        -    $  159,998    $        -
  Reductions of debt - refinancing of debt secured by aircraft                 $        -    $  154,422    $        -
  Issuances of debt - aircraft acquisitions                                    $        -    $   29,155    $  169,725
  Underwriter's fees - refinancing of debt secured by aircraft                 $        -    $    2,488    $        -
  Reductions of debt - aircraft purchase deposits                              $        -    $        -    $   70,837
  Acquisition of Shuttle, Inc.
    Fair value of assets acquired                                              $  257,600    $        -    $        -
    Cash paid                                                                    (189,788)            -             -
                                                                                ---------     ---------     ---------
    Liabilities assumed                                                        $   67,812    $        -    $        -
                                                                                =========     =========     =========

Supplemental Information
  Cash paid during the year for interest, net of amounts capitalized           $  245,798    $  260,625    $  299,871
  Net cash paid during the year for income taxes                               $   94,773    $   12,325    $    6,637

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Three Years Ended December 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

                                                                                      Unrealized gain
                                                                                       on available-    Adjustment
                                                                                         for-sale       for minimum
                         Series B                       Retained    Common    Deferred  securities,   pension liability,
                        Preferred Common     Paid-in    earnings  stock held  compen-  net of income   net of income
                          Stock    stock     capital    (deficit) in treasury sation   tax effects     tax effects         Total
                         -------   ------   ---------   ---------    -----     ------      ------          ------         -------
Balance as of
  December 31, 1994     $213,153  $61,088  $1,344,336 $(2,417,498)  $    -   $(90,965)    $     -       $  (7,017)      $(896,903)

Sale of 1,384,000 shares
  of common stock              -    1,384       6,929           -        -          -           -               -           8,313

Grant of 935,000 shares
  of restricted stock          -      934      10,982           -        -    (11,916)          -               -               -

Exercise of 43,000 options     -       43         377           -        -          -           -               -             420

Amortization of deferred
  compensation                 -        -         132           -        -      4,034           -               -           4,166

Adjustment for  minimum
  pension liability, net
  of income tax effects        -        -           -           -        -          -           -         (71,071)        (71,071)




Net income                     -        -           -     119,287        -          -           -               -         119,287
                         -------   ------   ---------   ---------    -----     ------     -------          ------       ---------

Balance as of
  December 31, 1995     $213,153  $63,449  $1,362,756 $(2,298,211) $     -   $(98,847)   $      -        $(78,088)      $(835,788)

Grant of 635,000 shares
  of  restricted stock
  and 2,415,000 options        -      635      20,668           -        -    (21,303)          -               -               -

Acquisition of 118,000
  shares of common stock
  from certain employees       -        -           -           -   (2,630)         -           -               -          (2,630)

Exercise of 435,000 options    -      317       4,241           -    2,630          -           -               -           7,188

Conversion of 500
  depositary shares          (25)       1          24           -        -          -           -               -               -

Reversion of 96,000 shares
  of restricted stock
  previously granted           -      (96)     (1,132)          -        -      1,228           -               -               -

Dividends declared
  (preferred stock)
  Series H-$133.74 per share   -        -           -     (47,879)       -          -           -               -         (47,879)
  Series F-$902.14 per share   -        -           -     (27,064)       -          -           -               -         (27,064)
  Series T-$799.91 per share   -        -           -      (8,057)       -          -           -               -          (8,057)

Amortization of
  deferred compensation        -        -           -           -        -     23,596           -               -          23,596

Adjustment for  minimum
  pension liability, net
  of income tax effects        -        -           -           -        -          -           -          42,879          42,879

Net income                     -        -           -     263,373        -          -           -               -         263,373
                         -------   ------   ---------   ---------    -----     ------     -------          ------       ---------
Balance as of
  December 31, 1996     $213,128  $64,306  $1,386,557 $(2,117,838) $     -   $(95,326) $        -        $(35,209)      $(584,382)



                                                   (continued on following page)

US Airways Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)   (Continued)
Three Years Ended December 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

                                                                                       Unrealized gain
                                                                                        on available-    Adjustment
                                                                                          for-sale       for minimum
                         Series B                       Retained     Common    Deferred  securities,   pension liability,
                        Preferred  Common    Paid-in    earnings   stock held  compen-  net of income   net of income
                          Stock     stock    capital    (deficit)  in treasury sation   tax effects     tax effects       Total
                         -------   ------   ---------   ---------    -----     ------     -------          ------       ---------
Balance as of
  December 31, 1996     $213,128  $64,306  $1,386,557 $(2,117,838) $     -   $(95,326)   $      -        $(35,209)     $ (584,382)

Conversion of
  4,257,000
  depositary shares     (212,833)  10,610     202,219           -        -          -           -               -              (4)

Redemption of 6,000
  depositary shares         (295)       -           -         (10)       -          -           -               -            (305)

Conversion of 28,000
  shares of Series F
  Preferred Stock              -   14,459     261,778           -        -          -           -               -         276,237

Grant of 162,000 shares
  of restricted stock          -      162       3,875           -        -     (4,037)          -               -               -

Reversion of 89,000 shares
  of restricted stock
  previously granted           -      (89)     (1,040)          -        -      1,129           -               -               -

Acquisition of 125,000
  shares of common stock
  from certain employees       -        -           -           -   (5,158)         -           -               -          (5,158)

Exercise of 2,119,000 options  -    2,034      43,311           -    1,893          -           -               -          47,238

Dividends declared
  (preferred stock)
  Series H-$225.24 per share   -        -           -     (80,635)       -          -           -               -         (80,635)
  Series F-$1,137.00 per share -        -           -     (34,110)       -          -           -               -         (34,110)
  Series T-$991.22 per share   -        -           -      (9,983)       -          -           -               -          (9,983)
  Series B-$13.49 per share    -        -           -     (55,938)       -          -           -               -         (55,938)

Redemption premiums on
  repurchases of Redeemable
  Cumulative Convertible
  Preferred Stock              -        -           -      (6,049)       -          -           -               -          (6,049)

Amortization of
  deferred compensation        -        -           -           -        -     18,289           -               -          18,289

Unrealized gain on
  available-for-sale
  securities, net of
  income tax effects           -        -           -           -        -          -     103,795               -         103,795

Tax benefit from employee
  stock option exercises       -        -       9,695           -        -          -           -               -           9,695

Adjustment for minimum
  pension liability, net
  of income tax effects        -        -           -           -        -          -           -          21,920          21,920

Net income                     -        -           -   1,024,699        -          -           -               -       1,024,699
                         -------   ------   ---------   ---------    -----     ------     -------          ------       ---------
Balance as of
  December 31, 1997     $      -  $91,482  $1,906,395 $(1,279,864) $(3,265)  $(79,945)   $103,795        $(13,289)     $  725,309
                         =======   ======   =========   =========    =====     ======     =======          ======       =========


See accompanying Notes to Consolidated Financial Statements.

                           US AIRWAYS GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries US Airways, Inc. (US Airways), Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont), PSA Airlines, Inc. (PSA), US Airways Leasing and Sales, Inc. (US Airways Leasing and Sales) (formerly USAir Leasing and Services, Inc.), US Airways Fuel Corporation (Fuel Corp.) (formerly USAir Fuel Corporation) and Material Services Company, Inc. (MSC). All significant intercompany accounts and transactions have been eliminated.

     US Airways is the Company's principal operating subsidiary and accounted for approximately 92% of its operating revenues in 1997 on a consolidated basis. US Airways is a major United States air carrier whose primary business is transporting passengers, property and mail. US Airways enplaned 58.8 million passengers during 1997 and is currently the fifth largest domestic air carrier, as measured by revenue passenger miles (RPMs). US Airways operates predominantly in the Eastern U.S. with primary hubs at the major airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Baltimore/Washington International Airport, Boston's Logan International Airport, New York's LaGuardia Airport (LaGuardia) and Washington's Ronald Reagan Washington National Airport (National).

     US Airways' results include the results of its wholly-owned subsidiary USAM Corp. (USAM). USAM owns 11% of the Galileo Japan Partnership (GJP), which markets the Galileo Computer Reservation System (Galileo CRS) in Japan. USAM accounts for this investment using the equity method because it is represented on the board of directors and therefore participates in policy making processes. Until July 1997, as discussed in Note 9, USAM held interests in the Galileo International Partnership and the Apollo Travel Services Partnership and accounted for these investments using the equity method.

     Piedmont, PSA and Allegheny are regional air carriers that, along with seven non-owned regional airline franchisees, form "US Airways Express." US Airways Express, which also has a majority of its operations in the Eastern U.S., enplaned 10.9 million passengers in 1997 (of which 6.1 million were enplaned by Piedmont, PSA and Allegheny), approximately 55% of whom connected to US Airways flights.

     On December 30, 1997, the Company purchased Shuttle, Inc. (Shuttle). Shuttle, which operates under the trade name "US Airways Shuttle," currently provides high frequency service from New York to Boston and Washington. See
Note 14 for additional information related to Shuttle.

     Fuel Corp. was established in 1987 primarily to serve as a fuel wholesaler to US Airways, in certain circumstances. MSC performs a function similar to Fuel Corp., selling aviation fuel to US Airways Express carriers and also assisting the US Airways Express carriers with major maintenance and procurement contracts. US Airways Leasing and Sales' main function is remarketing US Airways' surplus or inactive aircraft.

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

     US Airways, Allegheny, Piedmont, PSA and Shuttle operate within one industry (air transportation); therefore, no segment information is provided.

     Certain 1996 and 1995 amounts have been reclassified to conform with 1997 classifications.

     (b)  OPERATING ENVIRONMENT

     Most of the Company's airline subsidiaries operate in competitive markets. Competitors include other air carriers along with other methods of transportation.

     US Airways currently has the highest unit operating costs among the major domestic air carriers. The growth and expansion of competitors with lower cost and fare structures in its markets has put considerable pressure on US Airways to reduce its operating costs in order to maintain competitiveness. In addition, although a competitive strength in some regards, the concentration of significant operations in the Eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on the Company's results of operations and financial condition.

     Personnel costs represent the Company's largest expense category. As of December 31, 1997, the Company's various subsidiaries employed 42,500 full-time equivalent employees. Approximately 37,900 (84%) of the Company's employees are covered by collective bargaining agreements with various unions or will be covered by collective bargaining agreements for which initial negotiations are in progress. A new five-year contract between US Airways and its pilots became effective January 1, 1998. US Airways' contracts with its mechanical/related personnel and flight attendants are currently amendable; talks with respect to new contracts are ongoing.
US Airways is also negotiating with representatives of its fleet service and passenger service employees with respect to initial labor contracts. The Company cannot predict the ultimate outcome of any of these negotiations or the timing of any new agreements. US Airways' new contract with its pilots includes certain provisions that the Company believes will help US Airways address its high cost structure, including allowing US Airways to establish a low cost, low fare operation.

     The operations of the Company's airline subsidiaries are largely dependent on the availability of aviation fuel. The availability and price of aviation fuel is largely determined by actions generally outside of the Company's control. US Airways has a diversified aviation fuel supplier network and uses certain risk management techniques (see Note 2(a)) in order to help ensure aviation fuel availability and partially protect itself from temporary aviation fuel price fluctuations.

     (c)  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investments purchased within three months of maturity are classified as Cash equivalents. Short-term investments consist primarily of certificates of deposit and commercial paper purchased with maturities greater than three months but less than one year.

     The Company classifies securities underlying its Cash equivalents and Short-term investments as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of Stockholders' Equity (Deficit), net of income tax effects. See also Note 8(f).

     (d)  MATERIALS AND SUPPLIES, NET

     Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

     (e)  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost or, if acquired under capital lease, at the lower of the present value of minimum lease payments or fair value of the asset at the inception of the lease. Maintenance and repairs are charged to operating expense as incurred. Costs of major improvements are capitalized for both owned and leased assets. Interest related to deposits on aircraft purchase contracts and facility and equipment construction projects is capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Depreciation and amortization for principle asset classifications is calculated on a straight-line basis to estimated residual values over estimated depreciable lives. These estimates are periodically reviewed for reasonableness and revised, if necessary. In addition, the Company monitors the recoverability of the carrying value of its long-lived assets. Under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121), the Company recognizes an "impairment charge" when the net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value. The impairment charge reflects writing-down the asset to fair value. See Note 13(a) for impairment charges recognized by US Airways during 1997.

                                                Depreciable     Residual
       Asset                                       Life           Value
       -----                                    -----------   -----------
                                                  (years)    (in millions)
Aircraft
  Boeing 767-200ER                                     20            $14.0
  Boeing 757-200                                       20              8.0
  Boeing 737-300/400                                   20              7.5
  Boeing 737-200                                       17              5.0
  Boeing 727-200                                      2-3              1.5
  McDonnell Douglas MD-80                              20              7.5
  Douglas DC-9-30                                      17              3.0
  Fokker 100                                           20              5.0
  Fokker F28-4000                                       8              2.0
  Fokker F28-1000                                       6              1.0
  Turboprop aircraft                                11-17              1.5
  Improvements to leased aircraft           life of lease                -
Ground property, equipment and leasehold          3-10 or                -
  improvements                              life of lease
Buildings                                           25-30                -

     Property acquired under capital lease is amortized on a straight-line basis over the term of the lease and charged to depreciation and amortization expense. When property and equipment is sold or retired any gain or loss is recognized as Other, net, a component of Other Income (Expense).

     (f)  GOODWILL, NET AND OTHER INTANGIBLES, NET

     Goodwill, the cost in excess of fair value of identified net assets acquired, is amortized on a straight-line basis over 40 years. The $629.5 million goodwill resulting from the acquisitions of Pacific Southwest Airlines (Pacific Southwest) and Piedmont Aviation, Inc. (Piedmont

Aviation), both in 1987, is amortized as depreciation and amortization expense. As of December 31, 1997 and 1996, accumulated amortization related to the Pacific Southwest and Piedmont Aviation acquisitions was $159.9 million and $144.1 million, respectively. As of December 31, 1997 and 1996, USAM's goodwill in connection with its computer reservation system investments was $4.3 million and $11.4 million, respectively. During July 1997, USAM's goodwill was reduced as a result of its sale of certain investments (see Note 9). USAM's goodwill is amortized as a component of Other Income (Expense), consistent with the classification of the related income on these investments. As of December 31, 1997 and 1996, USAM's related accumulated amortization was $1.0 million and $2.3 million, respectively.

     On December 30, 1997, the Company purchased Shuttle for $189.8 million (see Note 14). Goodwill resulting from this acquisition totaled $143.1 million and will also be amortized as depreciation and amortization expense over 40 years.

     The Company periodically evaluates whether goodwill is impaired by comparing the goodwill balances with estimated future undiscounted cash flows which, in the Company's judgment, are attributable to the goodwill. This analysis is performed separately for the goodwill which resulted from each acquisition.

     Other intangible assets consist mainly of purchased operating rights at various airports, capitalized software costs and the intangible asset associated with the underfunded amounts of certain pension plans. The cost of operating rights and capitalized software costs are amortized on a straight-line basis over the expected periods of benefit as depreciation and amortization expense. Operating rights, which are valued at purchase cost or appraised value if acquired with Pacific Southwest, Piedmont Aviation or Shuttle, are amortized over periods ranging from ten to 25 years and capitalized software costs are amortized over five years. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS 87) (see Note 8(g)). As of December 31, 1997 and 1996, accumulated amortization related to other intangible assets was $149.0 million and $129.3 million, respectively.

     Based on the most recent analyses, the Company believes that goodwill and other intangible assets were not impaired as of December 31, 1997.

     (g)  INVESTMENT IN MARKETABLE EQUITY SECURITIES

     USAM's investment in Galileo International, Inc. (Galileo), which is accounted for under the cost method, is classified as "available-for-sale" under SFAS 115 and recorded at fair value. See also Notes 2(b), 8(f) and 9.

     (h)  OTHER ASSETS, NET

     Other assets, net consists primarily of noncurrent pension assets, restricted cash and investments, unamortized debt issue costs and a long-term receivable from British Airways Plc. (British Airways). Restricted cash and investments are deposits in trust accounts to collateralize letters of credit and workers' compensation policies. The long-term receivable from British Airways resulted from the relinquishment by US Airways of three U.S. to London routes.

     (i)  FREQUENT TRAVELER PROGRAM

     US Airways accrues the estimated incremental cost of travel awards earned by participants in its "Dividend Miles" frequent traveler program when requisite mileage award levels are achieved. US Airways also sells mileage credits to participating partners in Dividend Miles. The resulting revenues are recorded as other operating revenues during the period in which the credits are sold.

     (j)  DEFERRED GAINS, NET

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the term of the leases as a reduction of the related aircraft rent expense.

     (k)  PASSENGER TRANSPORTATION REVENUES

     Passenger ticket sales are recognized as Passenger transportation revenues when the transportation service is rendered or the ticket otherwise expires. At the time of sale, a liability is established (Traffic balances payable and unused tickets) and subsequently relieved either through carriage of the passenger, through billing from another air carrier which provided the service, upon expiration of the ticket or by refund to the passenger.

     (l)  STOCK-BASED COMPENSATION

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) to account for Common Stock, stock options and other stock-based compensation granted to employees. See also Note 8(e).

     (m)  ADVERTISING EXPENSES

     Advertising costs are expensed when incurred as Other operating expenses. Advertising expenses for 1997, 1996 and 1995 were $45.5 million, $51.2 million and $66.6 million, respectively.

     (n)  EARNINGS PER COMMON SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) during 1997. The Company's Earnings per Common Share (EPS) figures for prior periods have been restated to conform with the provisions of SFAS 128. In accordance with SFAS 128, basic EPS is computed by dividing net income, after deducting preferred stock dividend requirements, by the weighted average number of shares of Common Stock outstanding.

     Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and to the assumed conversion of all dilutive convertible preferred stock issuances. Using the "treasury stock" method, stock options added approximately 1,888,000, 898,000 and 78,000 incremental shares to the denominator for purposes of calculating diluted EPS for 1997, 1996 and 1995, respectively. For 1997, the effects of assuming conversion of the Company's outstanding preferred stock issuances were dilutive and therefore included in the determination of diluted EPS, except for shares of Series F preferred stock which were redeemed in May 1997 (see
Note 7(b)). The income and weighted average share effects of these assumed conversions were approximately $57.5 million and 23,238,000 shares, respectively. For 1996, the assumed conversion of the Series B, Series F and Series T Preferred Stock had a dilutive effect on diluted EPS (assumed conversion of the Series A Preferred Stock was anti-dilutive). The income and share effects of these assumed conversions were approximately $48.3 million and 29,915,000 shares, respectively. For 1995, the assumed conversion of each outstanding preferred stock issuance was anti-dilutive.

     See also Note 5(e) regarding Common Stock held in trust for US Airways' employee stock ownership plan (ESOP).

2.  FINANCIAL INSTRUMENTS

     (a)  TERMS OF CERTAIN FINANCIAL INSTRUMENTS

     The Company uses risk management strategies to reduce its exposure to certain market uncertainties. US Airways is party to financial contracts which it believes help to reduce its exposure to significant increases in the price of aviation fuel. US Airways has also hedged certain foreign-denominated debt to maturity. US Airways periodically reviews the financial condition of each counterparty to these financial contracts and believes that the potential for default by any of the current counterparties is negligible.

     US Airways has entered into fuel swap contracts that result in US Airways receiving or making payments based on the difference between a fixed price and a variable price per notional gallon for specified petroleum products. Gains and losses related to these contracts are deferred until the period in which they are settled. Realized gains and losses are recognized as an element of Aviation fuel expense. The total notional gallons under these contracts were approximately 47 million and 84 million as of December 31, 1997 and 1996, respectively (US Airways entered into contracts prior to December 31, 1997 and 1996 which effectively closed certain hedging arrangements covering approximately 17 million and 22 million gallons, respectively). For contracts open as of December 31, 1997, US Airways will pay fixed prices ranging from $0.496 to $0.600 per notional gallon and receive a variable price per gallon based on current market prices. The open contracts, all of which settle during 1998, represent approximately 3% of US Airways' expected 1998 fuel consumption. For contracts open as of December 31, 1996, US Airways paid fixed prices ranging from $0.553 to $0.700 per notional gallon and received a floating rate based on market prices.

     An aggregate of $32 million of future principal payments of US Airways' long-term debt due 1998 through 2000 is payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by US Airways' participation in foreign currency contracts. Net settlements will be recorded as adjustments to Interest expense.

     (b)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the provisions of SFAS 115, the fair values for US Airways' short-term and marketable equity security investments are determined based upon quoted market prices. Restricted cash and certain long-term investments are carried at cost which approximates fair value. The Company estimated the fair values of its long-term note receivable and long-term debt by discounting expected future cash flows using current rates offered to the Company for note receivables and debt with similar maturities. The Black-Scholes pricing model was used to estimate the fair value of the Company's outstanding preferred stock issuance as of December 31, 1997 (see Note 7(a)) incorporating the following assumptions: redemption date of March 15, 1998 (see Note 15), discount rate of 5.2%, volatility of 53.0% and regular dividends accrued through the redemption date. The estimated fair value of the Company's outstanding preferred stock issuances at December 31, 1996 was obtained from an independent external valuation source. The fair values of fuel swap and foreign currency contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.



                      (this space intentionally left blank)

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes (in thousands; brackets denote a liability):

                                               December 31,
                             ----------------------------------------------
                                       1997                   1996
                             ----------------------  ----------------------
                               Carrying  Estimated   Carrying    Estimated
                                Amount   Fair Value   Amount     Fair Value
                             ----------  ----------  ----------  ----------
Short-term investments (1)  $  870,205  $  870,205  $  635,839  $  635,605
Investment in marketable
  equity securities (1)        190,035     190,035           -           -
Restricted cash and
  investments (2)               69,844      69,844      87,783      87,843
Long-term note
  receivable (2)(3)             30,350      30,557      40,733      30,080
Other long-term
  investments (2)(3)                 -           -      20,606      22,126
Long-term debt (excludes
  capital lease
  obligations)              (2,578,138) (2,861,752) (2,650,659) (2,698,431)
Redeemable preferred stock    (358,000)   (588,757)   (758,719)   (894,400)
Fuel swap contracts:
  In a net receivable (payable)
    position                         -        (528)          -       3,550
Foreign currency contracts:
  In a net receivable (payable)
    position                         -      (2,928)          -         963

(1) Classified as "available-for-sale" in accordance with SFAS 115. See also Notes 1(c) and 1(g).
(2) Carrying amount included in Other Assets on the Company's Consolidated Balance Sheets.
(3) Classified as "held-to-maturity" in accordance with SFAS 115.

3.  INCOME TAXES

     The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

     During 1997, the Company determined that it was no longer appropriate to apply a valuation allowance to its deferred tax assets. The Company believes, based on prior earnings and future earnings projections, that it is more likely than not that the Company will be able to utilize tax benefits accumulated through December 31, 1997 in future periods. Accordingly, as of December 31, 1997, previous valuation allowances were substantially removed, resulting in a net deferred tax asset and an income tax credit for 1997.

     The components of the Company's provision (credit) for income taxes (in thousands):

                                          1997          1996        1995
                                          ----          ----        ----
Current provision:
  Federal                             $ 100,879       $ 6,423     $ 6,081
  State                                   7,680         3,000         831
                                        -------         -----       -----
    Total current provision             108,559         9,423       6,912
                                        -------         -----       -----
Deferred provision:
  Federal                              (406,571)            -           -
  State                                 (54,651)        2,686       2,073
                                        -------         -----       -----
    Total deferred provision           (461,222)        2,686       2,073
                                        -------         -----       -----
Provision (credit) for income taxes   $(352,663)     $ 12,109     $ 8,985
                                        =======        ======       =====

     In 1997, the Company was not subject to regular federal income tax as a result of using $1.1 billion in federal net operating loss carryforwards. However, the Company was subject to federal alternative minimum tax (AMT). Approximately $383 million in AMT net operating loss carryforwards and approximately $427 million in state net operating loss carryforwards were utilized to reduce the federal and state liabilities.

     The significant components of deferred income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                            1997        1996        1995
                                            ----        ----        ----
Deferred tax expense (exclusive of
  the other components listed below)     $ 180,947   $ 114,906   $ 51,511
Decrease in the valuation allowance
  for deferred tax assets                 (642,169)   (112,220)   (49,438)
                                           -------     -------     ------
    Total                                $(461,222)  $   2,686   $  2,073
                                           =======     =======     ======

     A reconciliation of taxes computed at the statutory federal tax rate on earnings before income taxes to the provision (credit) for income taxes (in thousands):

                                            1997        1996        1995
                                            ----        ----        ----
Tax provision computed at federal
  statutory rate                         $ 235,213   $  96,419   $ 44,895
Book expenses not deductible for
  tax purposes                              16,694      17,628     16,064
State income tax provision (credit),
  net of federal tax benefit               (30,531)      4,636      1,888
Reduction of federal valuation allowance  (569,149)   (103,900)   (56,875)
Other                                       (4,890)     (2,674)     3,013
                                           -------     -------     ------
Provision (credit) for income taxes      $(352,663)  $  12,109   $  8,985
                                           =======     =======     ======

Effective tax rate                             (52)%         4%         7%
                                           =======     =======     ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996 (in thousands):

                                                  1997         1996
                                                  ----         ----
Deferred tax assets:
  Leasing transactions                       $  170,966    $  154,732
  Tax benefits purchased/sold                    31,352        43,441
  Gain on sale and leaseback transactions       125,169       135,308
  Employee benefits                             683,416       608,948
  Net operating loss carryforwards              193,575       540,495
  Alternative minimum tax credit carryforwards  158,441        33,459
  Investment tax credit carryforwards            17,841        49,802
  Other deferred tax assets                      94,640        82,744
                                              ---------     ---------
    Total gross deferred tax assets           1,475,400     1,648,929
  Less valuation allowance                       (1,377)     (643,546)
                                              ---------     ---------
    Net deferred tax assets                   1,474,023     1,005,383
Deferred tax liabilities:
  Equipment depreciation and amortization       940,784       966,874
  Other deferred tax liabilities                 62,791        45,415
                                              ---------     ---------
    Total deferred tax liabilities            1,003,575     1,012,289
                                              ---------     ---------
    Net deferred tax liabilities (assets)    $ (470,448)   $    6,906
                                              =========     =========

     The valuation allowance for deferred tax assets decreased approximately $642 million in 1997 and decreased approximately $112 million in 1996.

     Included in the deferred tax assets at December 31, 1997, among other items, are $455 million related to obligations of postretirement medical benefits, unused net operating losses of approximately $464 million for federal tax purposes expiring in the years 2008 and 2009, approximately $18 million of investment tax credits expiring in the years 2003 and 2004, and $158 million of alternative minimum tax credits, which do not expire. There were no alternative minimum tax net operating loss carryforwards remaining at December 31, 1997. Investment tax credit benefits were recorded using the "flow through" method as a reduction of the federal income tax provision. No new investment tax credits were generated during 1997, 1996 or 1995. The federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

     The Company believes that a significant portion of the deferred tax assets will be realized through reversals of existing taxable temporary differences. The Company needs to generate approximately $464 million of taxable income to realize the benefits of most of the other deferred tax assets that have a future expiration date.

     The deferred tax assets and liabilities disclosed above exclude tax assets and liabilities which arise as a result of including certain transactions in the equity section of the balance sheet, net of tax. These tax attributes include a deferred tax liability of $56 million for unrealized gains on available-for-sale investments pursuant to SFAS 115 and a deferred tax asset of $2 million relating to the equity adjustment for the minimum pension liability for US Airways' defined benefit plans.

     The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards for the last three years (in thousands):

                            1997        1996       1995
                            ----        ----       ----
Pretax book income      $  672,036   $275,482   $128,272
Taxable income          $1,083,559   $284,550   $ 82,516

     The reasons for significant differences between taxable income and pretax book income in 1997 primarily relate to employee pension and postretirement benefit costs, certain aircraft impairment charges and lease accruals, and other employee related accruals.

4.  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS

     Details of long-term debt are as follows (in thousands):
                                                           December 31,
                                                    -----------------------
Senior Debt:                                            1997         1996
                                                        ----         ----
  10% Senior Notes due 2003                         $  300,000   $  300,000
  9 5/8% Senior Notes due 2001                         175,000      175,000
  5.7% to 11.7% Equipment Financing Agreements,
    Installments due 1998 to 2016                    2,045,227    2,117,534
  8.6% Airport Facility Revenue Bond due 2022           27,620       27,620
  7.4 % Aircraft Purchase Deposit Financing due 1998*   29,155       29,155
  Other                                                  1,136        1,350
                                                     ---------    ---------
                                                     2,578,138    2,650,659
Capital Lease Obligations                               33,468       49,380
                                                     ---------    ---------
  Total                                              2,611,606    2,700,039
Less Current Maturities                               (185,786)     (84,259)
                                                     ---------    ---------
                                                    $2,425,820   $2,615,780
                                                     =========    =========

* See related information under Note 6(c) (re: litigation between the Company and The Boeing Company (Boeing)).

     Maturities of long-term debt and debt under capital leases for the next five years (in thousands):

                1998       $  185,786
                1999           77,454
                2000          122,681
                2001          246,494
                2002           77,236
          Thereafter        1,901,955

     Interest rates on $230.3 million principal amount of long-term debt as of December 31, 1997 are subject to adjustment to reflect prime rate and other rate changes.

     Equipment financings totaling $2.08 billion were collateralized by aircraft and engines with a net book value of approximately $2.17 billion as of December 31, 1997.

     See Note 15 for subsequent events related to long-term debt.

5.  EMPLOYEE PENSION AND BENEFIT PLANS

     Substantially all of the Company's employees are eligible to participate in various defined benefit and defined contribution pension plans, in addition to medical and life insurance plans sponsored by the Company. Employees who meet certain service and other requirements are also eligible to participate in an employee stock ownership plan.

     (a)  DEFINED BENEFIT PENSION PLANS

     One qualified defined benefit pension plan covers US Airways' maintenance employees and provides specific benefits based on length of service. Qualified defined benefit pension plans for substantially all other employees provide benefits based on years of service and compensation. The qualified defined benefit pension plans for domestic employees are funded, on a current basis, to meet or exceed the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Liabilities related to pension plans covering foreign employees are calculated in accordance with generally accepted accounting principles and funded in accordance with the laws of the individual country.

     US Airways recorded a $115.0 million charge to Personnel Costs in the fourth quarter of 1997 for special termination benefits in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88). The charge relates to an early retirement program offered to US Airways pilots. The Company expects 325 pilots to opt for early retirement under this program.







                      (this space intentionally left blank)


     The funded status of the Company's qualified defined benefit pension plans as of September 30, 1997 and 1996, respectively, except for subsidiaries other than US Airways which are as of December 31, 1997 and 1996, respectively (in millions):

                                                   1997                1996
                                          --------------------  -------------------
                                               Plans with           Plans with
                                          --------------------  -------------------
                                          Assets in   ABO in    Assets in   ABO in
                                          Excess of  Excess of  Excess of  Excess of
                                              ABO     Assets       ABO      Assets
                                          --------   ---------  -------    --------
Fair value of plan assets                 $ 2,697      $  457  $ 2,186      $  305

Actuarial present value of:
  Vested benefit obligation                 2,461         445    2,062         369
  Nonvested benefit obligation                 30          19       24          13
                                          --------   ---------  -------    --------
    Accumulated benefit obligation (ABO)
      based on salaries to date             2,491         464    2,086         382
    Additional benefits based on
      estimated future salary levels          780           3      665           -
                                          --------   ---------  -------    --------
Projected benefit obligation (PBO)          3,271         467    2,751         382

PBO in excess of fair value of plan assets   (574)        (10)    (565)        (77)
Contributions from October 1
  through December 31                           -           -       45          12
Unrecognized net transition asset             (18)         (7)     (21)         (9)
Unrecognized prior service (credit) cost      (12)         70      (13)         75
Unrecognized net loss                         437          19      508          40
                                          --------   ---------  -------    --------
  Pension (liability) or asset
    before adjustment                        (167)         72      (46)         41
                                          --------   ---------  -------    --------
Adjustment for minimum
  pension liability *                           -         (82)       -        (106)
                                          --------   ---------  -------    --------
Pension liability as adjusted
  and recognized in Consolidated
  Balance Sheets                          $  (167)     $  (10) $   (46)     $  (65)
                                           =======   =========  =======    ========

* See Note 8(g).


     The weighted average assumptions used to determine the actuarial present value of the PBO:

                                                     1997       1996
                                                     ----       ----
Discount rate                                        7.5%       8.0%
Rate of increase in compensation levels              3.6%       3.6%
Expected long-term rate of return on plan assets     9.5%       8.8%

Components of plan assets:
   Cash equivalents and short-term investments        12%        10%
   Equity investments                                 40%        28%
   Fixed income and other investments                 48%        62%





                      (this space intentionally left blank)


     Total pension cost for the qualified defined benefit pension plans (in millions):

                                                       1997    1996   1995
                                                       ----    ----   ----
Service cost (benefits earned during the period)    $  127  $  146  $  94
Interest cost on PBO                                   254     251    218
Actual return (gain) on plan assets                   (589)    (57)  (541)
Net amortization and deferral                          363    (131)   371
                                                       ----    ----   ----
  Net periodic pension cost                            155     209    142
Special termination benefits *                          43       -      -
                                                       ----    ----   ----
  Total pension cost                                 $  198  $  209  $ 142
                                                       ====    ====   ====

* Related to an early retirement program offered to US Airways' pilots (see above). See also disclosure below related to the Company's non-qualified supplemental pension plans.

     Non-qualified supplemental pension plans are established for certain employee groups. These plans provide incremental pension payments from the Company's funds so total pension payments equal amounts that would have been payable from the Company's qualified pension plans if it were not for federal limitation.

     The funded status of the Company's non-qualified supplemental pension plans as of September 30, 1997 and 1996, respectively (in millions):


                                                               1997   1996
                                                               ----   ----
Fair value of plan assets                                     $   -  $   -
Actuarial present value of:
  Vested benefit obligation                                     140     32
  Nonvested benefit obligation                                    4      1
                                                               ----   ----
    ABO based on salaries to date                               144     33
    Additional benefits based on estimated future salary levels  31      2
                                                               ----   ----
    PBO                                                         175     35
                                                               ----   ----

PBO in excess of fair value of plan assets                     (175)   (35)
Contributions from October 1 through December 31                  1      1
Unrecognized net transition asset                                 -      -
Unrecognized prior service cost                                  39      2
Unrecognized net loss                                            22      3
                                                               ----   ----
Pension liability before adjustment                            (113)   (29)
Adjustment for minimum pension liability *                      (29)    (6)
                                                               ----   ----
Unfunded supplemental liability as adjusted and
  recognized in Consolidated Balance Sheets                   $(142) $ (35)
                                                               ====   ====

*  See Note 8 (g).

     The discount rate used to determine the actuarial present value of the PBO was 7.5% and 8.0% as of September 30, 1997 and 1996, respectively. A weighted average rate of 3.2% and 6.0% was used to estimate future salary levels in 1997 and 1996, respectively.





                    (this space intentionally left blank)


     Total pension cost for non-qualified supplemental defined benefit pension plans (in millions):

                                                   1997    1996    1995
                                                  ----    ----    ----
Service cost (benefits earned during the period)  $  4    $  2    $  -
Interest cost on PBO                                 6       2       2
Actual return on plan assets                         -       -       -
Net amortization and deferral                        6       6      (1)
                                                  ----    ----    ----
  Net periodic supplemental pension cost            16      10       1
Special termination benefits *                      72       -       -
                                                  ----    ----    ----
  Total supplemental pension cost                 $ 88    $ 10    $  1
                                                   ====    ====    ====

* Related to an early retirement program offered to US Airways' pilots (see above).

     (b)  DEFINED CONTRIBUTION PENSION PLANS

     The Company's contributions to its defined contribution pension plans are based on a formula which considers the age and earnings of each participant and the amount the participant contributes. Expenses related to these plans, excluding expenses related to US Airways' ESOP and any profit sharing contributions, were approximately $58.9 million, $55.6 million and $64.8 million for the years 1997, 1996 and 1995, respectively. Expenses for 1995 include a catch up adjustment of $11.6 million for new employer matching contributions for certain unionized employees. See Notes 5(e) and 5(f) for information related to US Airways' ESOP and profit sharing contributions.

     (c)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Medical and life insurance benefits are offered to certain employees who retire from the Company and their eligible dependents. The medical benefits provided by the Company are coordinated with Medicare benefits. Retirees generally contribute amounts towards the cost of their medical expenses based on years of service with the Company. The Company also provides uninsured death benefit payments to survivors of retired employees for stated dollar amounts, or in the case of retired pilot employees, death benefit payments determined by age and level of pension benefit. The plans for postretirement medical and death benefits are funded on a pay-as-you-go basis.

     The funded status of the plans as of September 30, 1997 and 1996, respectively, except for certain subsidiaries other than US Airways which are as of December 31, 1997 and 1996, respectively (in millions):

                                                         1997     1996
                                                         ----     ----
Fair value of plan assets                             $     -  $     -

Accumulated postretirement benefit obligation (APBO):
  Retirees                                                308      326
  Fully eligible plan participants                        209      170
  Other plan participants                                 501      455
                                                        -----    -----
    Total APBO                                          1,018      951

APBO in excess of fair value of plan assets            (1,018)    (951)

  Contributions from October 1 through December 31,         7        7
  Unrecognized prior service credits                     (130)    (142)
  Unrecognized net gain                                   (62)     (34)
                                                        -----    -----
    Accrued postretirement benefit liability          $(1,203) $(1,120)
                                                         =====    =====


     The assumptions used to determine the APBO:
                                                1997            1996
                                                ----            ----
Discount rate                                   7.5%            8.0%
Rate of increase in compensation levels     3.0% to 6.0%    3.0% to 6.0%
Health care cost trend                          4.5%            7.5%

     Net periodic postretirement benefit expense (in millions):

                                                    1997   1996   1995
                                                    ----   ----   ----
Service cost (benefits earned during the period)  $  35  $  44  $  29
Interest cost on APBO                                71     75     65
Actual return on plan assets                          -      -      -
Net amortization and deferral                       (16)   (11)   (15)
                                                    ---    ---    ---
Net periodic postretirement benefit expense       $  90  $ 108  $  79
                                                     ===    ===    ===

     The assumed health care cost trend rate used in measuring the APBO was changed from 6.5% in 1998 decreasing to 4.5% in 2000 to a flat 4.5% in 1998 and thereafter. This change was made in response to observed average historical trends. If the assumed health care cost trend rates were increased by one percentage point, the APBO at September 30, 1997 would be increased by approximately 10% and 1997 periodic postretirement benefit expense would increase approximately 13%.

     (d)  POSTEMPLOYMENT BENEFITS

     The Company provides certain postemployment benefits to all of its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. The Company accrues for the cost of such benefit expenses once a triggering event has occurred.

     (e)  EMPLOYEE STOCK OWNERSHIP PLAN

     In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its Common Stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111.4 million for its purchase of shares and US Airways contributed an additional $2.2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since the Company did not pay dividends on any shares held by the Trust for the years ended December 31, 1997, 1996 and 1995, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the Common Stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 5(f) regarding the profit sharing component of US Airways' ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $11.4 million in each of 1997, 1996 and 1995. The interest portion of these contributions was $10.1 million in 1997, $10.3 million in 1996 and $10.4 million in 1995. Approximately 790,000 shares of Common Stock have been released or committed to be released as of December 31, 1997. US Airways recognized compensation expense related to the ESOP of $11.1 million in 1997, $3.7 million in 1996 and $3.7 million in 1995 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $72.4 million, $83.5 million and $87.2 million as of December 31, 1997, 1996 and 1995, respectively. All shares of Common Stock sold to the Trust are considered issued and outstanding for computing the weighted average common shares outstanding for the earnings per common share calculation.

     See Note 1(l) with respect to the Company's accounting policies for stock-based compensation.

     (f)  PROFIT SHARING

     In exchange for temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits concessions and the freeze of the defined benefit plan for certain non-contract employees, affected US Airways employees participated in a profit sharing program and were granted stock options to purchase US Airways Group Common Stock (see related discussion under Note 8(e)). This profit sharing program was designed to recompense those US Airways employees whose pay was reduced in an amount equal to (i) two times salary forgone plus (ii) one time salary forgone (subject to a minimum of $1,000) for the freeze of the defined benefit pension plan for certain non-contract employees. US Airways recognized charges of $213.5 million, including $121.6 million and $49.7 million in 1996 and 1995, respectively, related to this program. Cash distributions to participants of $213.5 million have also been made, including $74.9 million and $3.3 million in 1996 and 1995, respectively, and a final cash distribution in the first quarter of 1997 of $129.1 million. After the first quarter 1997 payment, US Airways' obligations under this profit sharing program were satisfied and this program ceased.

     US Airways' ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives Common Stock shares based on his or her compensation relative to the total compensation of all participants and the number of Common Stock shares in the allocation pool. When US Airways' return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of Common Stock shares in the allocation pool (see Note 5(e)). US Airways' ESOP-related expenses for 1997 include $7.4 million related to this profit sharing program. US Airways did not make any provision for profit sharing contributions in connection with the profit sharing component of the ESOP during 1996 or 1995. Under the DCRP, US Airways makes additional contributions to participant accounts when US Airways Group achieves certain prescribed pre-tax margin levels (see also Note 5(b)). US Airways' 1997 and 1996 results of operations reflect expenses of $24.1 million and $4.8 million, respectively, for the profit sharing component of the DCRP. In 1995, US Airways did not achieve the prescribed pre-tax margin levels and, accordingly, made no such provision for this program.

6.  COMMITMENTS AND CONTINGENCIES

     (a)  COMMITMENTS TO PURCHASE FLIGHT EQUIPMENT

     On October 31, 1997, the Company entered into agreements with AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (Airbus), and CFM International, Inc. (CFMI) for the acquisition of up to 400 Airbus A320 family aircraft and accompanying jet engines. The A320 family aircraft are single-aisle aircraft which include the Airbus A319, A320 and A321.

     The Company has 124 aircraft on firm order, 116 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. Of the first 124 aircraft, six are scheduled for delivery in 1998, 20 in 1999 and 98 in the years 2000 through 2002. The Company anticipates that the new Airbus aircraft will ultimately replace, at a minimum, US Airways'

B737-200, DC-9-30 and MD-80 aircraft.

     The minimum determinable payments associated with the Company's agreements with AVSA and CFMI (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) are currently estimated at $302 million in 1998, $725 million in 1999, $1.07 billion in 2000 and $211 million in 2001.

     US Airways has a commitment to purchase hush-kits for certain of its B737-200 aircraft. The installation of hush-kits will allow these aircraft to meet certain statutory noise level requirements. Expected payments associated with this commitment are approximately $60 million for 1998 and 1999.

     See also Note 6(c) with respect to litigation between US Airways and Boeing.

     (b)  LEASES

     The Company's airline subsidiaries lease certain aircraft, engines, computer and ground equipment, in addition to the majority of their ground facilities. Ground facilities include executive offices, overhaul and maintenance bases and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. The Company subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2021.

     The following amounts related to capital leases are included in property and equipment (in thousands):
                                                         December 31,
                                                    ---------------------
                                                      1997          1996
                                                      ----          ----
Flight equipment                                   $80,448      $167,308
Ground property and equipment                          406           406
                                                    ------       -------
                                                    80,854       167,714
Less accumulated amortization                      (54,495)     (125,568)
                                                    ------       -------
                                                   $26,359      $ 42,146
                                                    ======       =======



                     (this space intentionally left blank)


     As of December 31, 1997, obligations under capital and noncancelable operating leases for future minimum lease payments (in thousands):

                                                    Capital      Operating
                                                    Leases         Leases
                                                    -------      ---------
1998                                                $10,294     $  795,393
1999                                                 10,295        760,727
2000                                                  7,193        729,409
2001                                                  4,703        726,325
2002                                                  4,703        672,714
Thereafter                                            9,405      6,046,372
                                                     ------      ---------
     Total minimum lease payments                    46,593      9,730,940
     Less sublease rental receipts                        -       (123,285)
                                                                 ---------
     Total minimum operating lease payments                     $9,607,655
                                                                 =========
     Less amount representing interest              (13,125)
                                                     ------
     Present value of future minimum capital
       lease payments                                33,468
     Less current obligations under capital leases   (6,300)
                                                     ------
     Long-term obligations under capital leases     $27,168
                                                     ======

     For 1997, 1996 and 1995, rental expense under operating leases was approximately $804 million, $787 million and $773 million, respectively. Rental expense for 1997, 1996 and 1995 exclude credits of $1.5 million, $22.5 million and $4.1 million, respectively, related to US Airways' subleasing of BAe-146 aircraft (see Notes 13(a), 13(b) and 13(c)). Rental expense for 1997 also excludes $4.6 million related to expenses recognized by US Airways in conjunction with certain efficiency measures (see Note 13(a)).

     The Company's airline subsidiaries also lease certain owned flight equipment under noncancelable operating leases which expire in the years 1998 through 2000. The future minimum rental revenues associated with these leases are: $8.9 million-1998; $7.2 million-1999; and, $0.7 million-2000.

     The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in thousands):

                                                         December 31,
                                                    ---------------------
                                                      1997          1996
                                                      ----          ----
     Flight equipment                              $52,645       $49,358
     Less accumulated amortization                 (31,696)      (24,711)
                                                    ------        ------
                                                   $20,949       $24,647
                                                    ======        ======

     (c)  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of certain aircraft accidents, including an accident in September of 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to the 1994 accident, the National Transportation Safety Board
(NTSB) held hearings in January and November of 1995, and is scheduled to hold additional hearings in 1998 before issuing its final accident investigation report. Wrongful death cases are pending in a consolidated multi-district litigation in U.S. District Court for the Western District of Pennsylvania, and in state courts in Cook County, Illinois and Harris County, Texas. While US Airways has settled over 80% of the cases arising from the Pittsburgh accident, it expects that it will be at least two years before all of the settlements and/or related litigation are concluded.
US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     Boeing filed suit against US Airways in September 1997 in state court in King County, Washington seeking unspecified damages for alleged breach of two aircraft purchase agreements concerning, respectively, eight B757-200 aircraft and 40 B737-Series aircraft. On October 31, 1997, US Airways filed an answer and counterclaims to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $35 million in equipment purchase deposits. The case is currently in the discovery phase of litigation. In its initial discovery response, Boeing has quantified its damage claim at approximately $220 million. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways' provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. The parties stipulated to lift the automatic stay provided for in the Bankruptcy Code which could allow IFPC's and US Airways' claims to be fully litigated. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     On July 30, 1996, the Company and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways Plc. (British Airways), BritAir Acquisition Corp., Inc., American Airlines, Inc. (American) and American's parent company, AMR Corp. The Company and US Airways claimed that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between the Company and British Airways (the Investment Agreement). The lawsuit also claims that the defendants have committed violations of U.S. antitrust laws. In response to the defendants' Motion to Dismiss, the Court sustained US Airways' claims for breach of contract against British Airways. The Court dismissed the remaining claims against British Airways and all claims against American. On February 6, 1998, British Airways filed its answer to the complaint along with counterclaims against the Company and US Airways. British Airways' counterclaims alleged that US Airways breached various provisions of the Investment Agreement and that US Airways breached the Code Share Agreement between British Airways and US Airways by providing certain allegedly confidential information to a third party. In addition, British Airways seeks a declaratory judgment regarding certain payment obligations under its wet lease arrangement with US Airways. British Airways claimed damages of $16.7 million for the termination of the code share relationship and an unspecified amount of damages for its remaining claims. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     In May 1995, the Company, US Airways and the Retirement Income Plan for US Airways, Inc. (the Pilots Pension Plan) were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the Pilots Pension Plan provisions and erroneously calculated benefits under the Pilots' Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' Motion to Dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement under the Employee Retirement Income

Security Act. The plaintiffs have attempted to appeal the district court's dismissal before the U.S. Court of Appeals for the District of Columbia. In January of 1998, the Court of Appeals dismissed plaintiff's appeal for lack of jurisdiction because the lower court order was not final.

     In February of 1998 a purported class action complaint was filed by a travel agency in Puerto Rico against seven major U.S. airlines, including US Airways. The complaint alleges that the defendant airlines are undercompensating Puerto Rican travel agents in connection with the agents' sale of travel. The plaintiffs allege that the airlines are contractually obligated to pay a 10% commission and that the defendant airlines breached that contract as a result of the introduction of commission caps limiting commission payable with respect to a single trip to a stated dollar amount and reducing certain commissions to 8%. The plaintiffs have stated their damages for the class in the amount of $150 million. Given the early stage of this litigation, the Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     The City and County of San Francisco have sued a number of San Francisco International Airport tenants for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. The City has recently identified US Airways as a potentially responsible party, although the City has not amended the complaint to add US Airways as a defendant party. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     (d)  GUARANTEES

     US Airways guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve airport and maintenance facilities. Under related lease arrangements, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the bonds. As of December 31, 1997 the principal amount of these bonds outstanding was $77.4 million.

     (e)  CONCENTRATION OF CREDIT RISK

     The Company invests available cash in money market securities of various banks, commercial paper of financial institutions and other companies with high credit ratings and securities backed by the United States government.

     As of December 31, 1997, most of the Company's receivables related to tickets sold to passengers through the use of major credit cards (45%) or to tickets sold by other airlines (18%) and used by passengers on the Company's airline subsidiaries. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

7.  REDEEMABLE PREFERRED STOCK

     (a)  SERIES H PREFERRED STOCK

     As of December 31, 1997, 358,000 shares of the Company's 9 1/4% Series H Senior Cumulative Convertible Preferred Stock (Series H Preferred Stock), without par value, were outstanding. Each share of Series H Preferred Stock is convertible into 25.8099 shares of Common Stock and is entitled to
25.8099 votes on all matters submitted to a vote of the Company's stockholders (both rates are subject to certain anti-dilution adjustments). The Series H Preferred

Stock is senior to the Company's Common Stock with respect to dividend payments and the distribution of assets. The holders of the Series H Preferred Stock, currently affiliates of Berkshire Hathaway, Inc. (Berkshire Hathaway), are entitled to receive annual dividends of $92.50 per share, payable in equal quarterly payments on March 31, June 30, September 30 and December 31. Dividends, if not paid quarterly, are accrued at the stated dividend rate of 9 1/4% plus additional dividends (interest) on the balance of the deferred dividends at the higher of the stated dividend rate or the prime rate plus five percentage points. The holders of the Series H Preferred Stock have the exclusive right to elect two directors to the Company's board of directors after a scheduled dividend payment has not been paid for thirty days.

     The Company is required to redeem all outstanding shares of Series H Preferred Stock on August 7, 1999 at $1,000 per share plus accrued dividends. The Company can redeem shares of Series H Preferred Stock at a premium of $150 per share prior to the mandatory redemption date. The holders of the Series H Preferred Stock can require the Company to redeem the Series H Preferred Stock if, under certain conditions, a non-affiliated entity purchases fifty percent or more of the combined voting power of the Company's then outstanding voting stock. Berkshire Hathaway is not permitted to sell more than 3% of the Series H Preferred Stock to any entity or group of affiliated entities or to any entity that has filed a Schedule 13D with the U.S. Securities and Exchange Commission as a 5% holder of the Company's voting stock.

     The Series H Preferred Stock was issued in exchange for the Company's 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock (Series A Preferred Stock) during August 1997. The Series A Preferred Stock, which was originally issued in 1989, was also owned by affiliates of Berkshire Hathaway. The terms of Series H Preferred Stock are substantially similar to the terms of the Series A Preferred Stock, with the following exceptions: the early redemption premium (redeeming the Series H Preferred Stock prior to August 7, 1999) was increased to $150 per share from $100 per share and certain changes were made to provisions related to the ability of Berkshire Hathaway to sell shares of Series H Preferred Stock to entities other than US Airways Group.

     The Company paid dividends totaling $80.6 million and $47.9 million to the holders of the Series H Preferred Stock (including amounts related to the former Series A Preferred Stock) during 1997 and 1996, respectively. Dividend payments during both years included dividends deferred from prior periods and accrued dividends (interest) on deferred dividends. The Company deferred dividend payments on all its outstanding preferred stock issuances beginning with dividends payable on September 30, 1994. After a March 1997 dividend payment, the Company had paid all dividends in arrears and had resumed regular quarterly dividend payments on this preferred stock issuance.

     See Note 8(a) for information related to the ability of the Company to pay dividends on its outstanding capital stock. See also Note 15.

     (b)  SERIES F AND SERIES T PREFERRED STOCK

     During 1993 US Airways Group and British Airways entered into an investment agreement (the Investment Agreement) under which a wholly-owned subsidiary of British Airways purchased certain series of redeemable convertible preferred stock from the Company, and British Airways entered into code sharing and other business arrangements with US Airways.

     As of December 31, 1996, the preferred stock held by British Airways constituted approximately 23% of the total voting interest in the Company. These holdings included the Company's Series F Cumulative Convertible Senior Preferred Stock, without par value (Series F Preferred Stock), the Series T-1 Cumulative Convertible Exchangeable Senior Preferred Stock, without par value (Series T-1 Preferred Stock), and the Series T-2 Cumulative Convertible Exchangeable Senior Preferred

Stock, without par value (Series T-2 Preferred Stock). The Series T-1 Preferred Stock and the Series T-2 Preferred Stock are collectively referred to herein as the "Series T Preferred Stock."

     On June 11, 1996, British Airways announced a proposed "operational merger" with American, which is currently being reviewed by regulatory authorities in the United Kingdom, the United States and Europe. Following this announcement, in October 1996, US Airways notified British Airways that it was terminating the code share and other business arrangements between the companies effective March 29, 1997. On January 28, 1997, the Company received notice that the three British Airways' representatives resigned as directors of US Airways Group and on February 12, 1997, the Company received notice that such individuals resigned as directors of US Airways. In the letter of resignation, British Airways waived its current and future rights under the Investment Agreement to US Airways Group board representation.

     On May 21, 1997, British Airways converted 28,059.364 shares of Series F Preferred Stock into 14,458,851 shares of Common Stock, which it then sold to third parties. On May 22, 1997, US Airways Group repurchased the remaining outstanding shares of Series F Preferred Stock and all of the Series T Preferred Stock for $126.2 million (which included a premium over the stated amount of $5.2 million for the shares of Series F Preferred Stock repurchased and $0.8 million for the Series T Preferred Stock). The Company believes that British Airways held no ownership interest in the Company after May 22, 1997.

     The Company paid dividends totaling $44.1 million and $35.1 million on its Series F and Series T Preferred Stock during 1997 and 1996, respectively. Dividend payments during both years included dividends deferred from prior periods and accrued dividends (interest) on deferred dividends. The Company deferred dividend payments on all its outstanding preferred stock issuances beginning with dividends payable on September 30, 1994. After a March 1997 dividend payment, the Company had paid all dividends in arrears and had resumed regular quarterly dividend payments on both the Series F and Series T Preferred Stock. As mentioned above, the Series F and Series T Preferred Stock were converted/repurchased during May 1997.

     See Note 6(c) for information related to outstanding litigation involving the Company and British Airways and Note 10 for information related to certain other transactions between the Company and British Airways.

8.  STOCKHOLDERS' EQUITY

     (a)  COMMON STOCK

     As of December 31, 1997, the Company had 150.0 million authorized shares of Common Stock, par value $1.00 per share, of which 91.5 million shares were issued (including shares of Common Stock held in treasury as discussed in Note 8(d)) and 16.1 million shares were reserved for issuance upon conversion of the Series H Preferred Stock (see Note 7(a)) and for offerings under employee stock purchase, stock option, stock incentive and employee retirement plans.

     The Company has not paid dividends on its Common Stock since the second quarter of 1990. There can be no assurance when or if the Company will resume dividend payments on its Common Stock.

     The Company, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law (Delaware Law) with respect to the payment of dividends on or the repurchase or redemption of its capital stock. As of December 31, 1997, the Company does not believe that Delaware Law placed any material restrictions on the Company's ability to pay dividends on or repurchase or redeem its capital stock.

     See Notes 7(a), 7(b) and 8(c) for information related to preferred stock converted into Common Stock during 1997.

     (b)  PREFERRED STOCK AND SENIOR PREFERRED STOCK

     As of December 31, 1997, the Company had 5.0 million authorized shares of Preferred Stock, without nominal or par value, of which 358,000 shares were issued and outstanding as Series H Preferred Stock (see Note 7(a)), and
3.0 million authorized shares of Senior Preferred Stock, without nominal or par value, none of which were issued and outstanding. See also Note 8(a).

     (c)  SERIES B PREFERRED STOCK

     During August 1997, the Company notified the holders of its publicly-held Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock) that it would redeem all 4,263,000 outstanding depositary shares representing shares of Series B Preferred Stock on September 15, 1997 at $51.75 per depositary share plus accrued dividends of $0.3646 per depositary share. Because conversion into Common Stock was financially advantageous to the holders, all but approximately 6,000 depositary shares were converted prior to the redemption date resulting in the issuance of approximately 10.6 million shares of Common Stock.

     The Company paid dividends totaling $55.9 million to the holders of the Series B Preferred Stock during 1997 prior to its conversion/redemption. The Company did not make any dividend payments on the Series B Preferred Stock during 1996. Dividend payments during 1997 included dividends deferred from prior periods. The Company deferred dividend payments on all its outstanding preferred stock issuances beginning with dividends payable on September 30, 1994. After an April 1997 dividend payment, the Company had paid all dividends in arrears and had resumed regular quarterly dividend payments on this preferred stock issuance.

     (d)  TREASURY STOCK

     The Company held approximately 40,000 shares of Common Stock in treasury as of December 31, 1997. During 1997 and 1996, employees surrendered approximately 125,000 and 118,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants. The Company has typically reissued such shares upon the exercise of stock options held by employees. See also Note 15.

     (e)  STOCK-BASED COMPENSATION

     As of December 31, 1997, approximately 5.9 million shares of Common Stock were reserved for future grants of Common Stock or the possible exercise of stock options issued under the Company's five stock option and incentive plans. The Company accounts for stock-based compensation using the intrinsic value method as prescribed under APB 25. In accordance with APB 25, the Company recognized compensation expense (an element of Personnel costs) related to Common Stock grants of $5.7 million, $11.9 million and $0.3 million in 1997, 1996 and 1995, respectively, and compensation expense related to stock option grants of $1.4 million in 1997 and $7.9 million in 1996 (none for 1995). In addition, the Company recognized compensation expenses related to stock appreciation rights
(SARs), the Company's only variable stock-based compensation instrument, of $33.2 million in 1997 and $41.6 million in 1996 (none for 1995). Deferred compensation related to Common Stock grants was $6.6 million and $9.4 million as of December 31, 1997 and 1996, respectively, and deferred compensation related to stock option grants was $1.0 million and $2.4 million as of December 31, 1997 and 1996. The Company granted 0.2 million,
0.6 million and 0.9 million shares of Common Stock during 1997, 1996 and 1995, respectively. The weighted average fair value per share of Common Stock granted in 1997,

1996 and 1995 was $25, $17 and $13, respectively.

     The 1997 Stock Incentive Plan of US Airways Group, Inc. (1997 Plan), which became effective during March 1997, authorizes the Company to grant Common Stock and stock option awards to non-officer key employees provided that no more than 750,000 shares of Common Stock are issued as a result of the awards. The 1996 Stock Incentive Plan of US Airways Group, Inc. (1996
Plan), which became effective during May 1996 and encompasses the Company's former 1988 Stock Incentive Plan of USAir Group, Inc., authorizes the Company to grant Common Stock and stock option awards to key employees provided that no more than 8.4 million shares of Common Stock are issued as a result of the awards. All stock option awards under the 1997 Plan and 1996 Plan expire after a period of ten years and one month from date of grant. Under both plans, the Company uses its discretion in setting the vesting rate of each award. All awards granted prior to December 31, 1997 have a vesting period of five years or less.

     Under the 1992 Stock Option Plan of USAir Group, Inc. (1992 Plan), US Airways employees whose pay was reduced, generally during a 12 month period in 1992 and 1993, received stock options to purchase 50 shares of Common Stock at a price of $15 per share for each $1,000 of salary reduction. Participating employees have five years from the grant date to exercise such stock options (see also Note 5(f) for related information). Effective November 1, 1996, the Company added a SAR feature to the 1992 Plan and granted SARs to stock option holders on a one-for-one basis. For each SAR, the holder is entitled to receive a cash distribution equal to the excess of the fair market value of a share of Common Stock above $15. The exercise of any SAR cancels its tandem stock option and, conversely, the exercise of any stock option cancels its tandem SAR. The SARs have the same expiration date as the tandem stock options. As of December 31, 1997, only 0.2 million stock options (with tandem SARs) granted under the 1992 Plan were outstanding, all of which are due to expire during 1998. The 1984 Stock Option and Stock Appreciation Rights Plan of USAir Group, Inc. (1984 Plan) authorized the Company to grant stock option and SAR awards to key employees provided that no more than 600,000 shares of Common Stock were issued as a result of the awards. All awards under the 1984 Plan expire after a period of ten years and one month from date of grant. No SARs awarded under the 1984 Plan were outstanding as of December 31, 1997. The Company may no longer grant awards under neither the 1992 Plan nor the 1984 Plan. All awards previously granted under both of these plans have vested.

     The USAir Group, Inc. Nonemployee Director Stock Incentive Plan (Director Plan), which became effective during May 1996, authorizes the Company to grant stock option awards to each nonemployee director provided that no more than 70,000 shares of Common Stock are issued as a result of the awards. All stock option awards under the Director Plan expire after ten years from date of grant and are subject to a one year vesting period.





                     (this space intentionally left blank)


     The following table summarizes stock option transactions pursuant to the Company's various stock option and incentive plans for the years ended December 31, 1997, 1996 and 1995:

                           1997               1996               1995
                    -----------------  -----------------  -----------------
                             Weighted           Weighted           Weighted
                             Average            Average            Average
                             Exercise           Exercise           Exercise
                    Options   Price    Options   Price    Options   Price
                    -------  --------  -------  --------  -------  --------
                     (000)              (000)              (000)
Stock Options
-------------
Outstanding at
beginning of year    9,782      $17     8,426      $17     8,844      $18
  Granted (1)          951      $27        97      $17       155       $9
  Granted (2)            -        -     2,415      $13         -        -
  Exercised         (2,119)     $19      (435)     $15       (43)     $10
  Forfeited(3)(4)   (3,795)     $16      (673)     $16      (489)     $25
  Expired             (186)     $24       (48)     $32       (41)     $36
                     -----              -----              -----
Outstanding at
end of year          4,633      $18     9,782      $17     8,426      $17

Exercisable at
end of year          2,792              7,802              7,986

(1) Exercise price equal to the fair market value of a share of Common Stock at date of grant; includes 50,000 and 20,000 stock options that were repriced during 1997 and 1996, respectively.
(2) Exercise price was lower than the fair market value of a share of Common Stock at measurement date for grant.
(3) Activity during 1997 and 1996 includes cancellation of repriced stock options. See (1) above.
(4) Activity during 1997 and 1996 includes 3.5 million and 0.6 million stock options, respectively, that were forfeited as a result of their tandem SAR being exercised.

     The weighted average fair value per stock option for stock options which have an exercise price equal to the fair market value of a share of Common Stock at date of grant was $18, $12 and $6 for 1997, 1996 and 1995, respectively. The weighted average fair value per stock option for stock options which have an exercise price lower than the fair market value of a share of Common Stock at date of grant was $13 for 1996 (no such grants during 1997 and 1995).

                            Stock Options                 Stock Options
                             Outstanding                   Exercisable
                  ---------------------------------   ---------------------
                               Weighted
                    Number     Average     Weighted                Weighted
                  of Options  Remaining     Average                 Average
   Range of       Outstanding Contractual  Exercise     Number     Exercise
Exercise Prices   at 12/31/97    Life       Price     Exercisable   Price
----------------  ----------- -----------  --------   -----------  --------
                     (000)      (years)                  (000)
$ 4.25 to $10.00       133        7.0        $ 7            95       $ 7
$10.01 to $15.00     2,655        7.5        $13         1,756       $13
$15.01 to $20.00       291        5.4        $17           240       $17
$20.01 to $25.00       646        3.5        $22           608       $22
$25.01 to $40.00       826        9.2        $28            16       $37
$40.01 to $48.00        82        2.1        $45            77       $45

     During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. Although the Company has opted to continue to apply the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123, the Company is obligated to disclose certain information including pro forma net income and earnings per share as if SFAS 123 had been adopted by the Company to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, the Company's net income and earnings per common share would have been reduced to the pro forma numbers indicated in the table below. In order to calculate the pro forma net income information presented below, the Company used the Black-Scholes stock option-pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: stock volatility of 52.6%, 50.1% and 48.8%; risk-free interest rates of 6.6%, 6.2% and 6.6%;
expected stock option life of eight years, nine years and nine years; and no dividend yield.

                                                 1997       1996      1995
                                                 ----       ----      ----
Net Income              As reported (000s)   $1,024,699  $263,373  $119,287
                        Pro forma (000s)     $1,017,705  $248,204  $119,074

Earnings Applicable to  As reported (000s)     $961,437  $174,598  $ 34,383
  Common Stockholders   Pro forma (000s)       $954,443  $159,429  $ 34,170

Earnings per Common     As reported              $12.32     $2.73     $0.55
  Share - Basic (1)     Pro forma                $12.23     $2.49     $0.55

Earnings per Common     As reported               $9.87     $2.35     $0.55
  Share - Diluted (1)   Pro forma                 $9.83     $2.21     $0.55

(1) The Company's Earnings per Common Share figures (as reported and pro forma) for the years 1996 and 1995 have been restated to conform with SFAS 128 (see also Note 1(n)).

     The pro forma net income and earnings per common share information presented above reflects stock options granted during 1997, 1996 and 1995 only. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income and earnings per common share amounts above because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995 is not considered. See also Note 1(n).

     (f) UNREALIZED GAINS ON AVAILABLE-FOR-SALE SECURITIES, NET OF INCOME TAX EFFECTS

     In accordance with SFAS 115, the Company records an adjustment to Stockholders' Equity (Deficit) to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered "available-for-sale" under SFAS 115) and their respective carrying values at each balance sheet date.

     (g)  ADJUSTMENT FOR MINIMUM PENSION LIABILITY, NET OF INCOME TAX
          EFFECTS

     In accordance with SFAS 87, the Company recorded an Adjustment for minimum pension liability as of December 31, 1997 and 1996. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan's assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholders' Equity (Deficit), net of income tax effects.

See also Note 5(a).

9.  USAM'S SALE OF CERTAIN INVESTMENTS

     As of December 31, 1996 and prior to the events described below, USAM owned 11% of the Galileo International Partnership (GIP) and approximately 21% of the Apollo Travel Services Partnership (ATS). GIP owned and operated the Galileo CRS and ATS marketed the Galileo CRS in the U.S. and Mexico.

     On July 30, 1997, Galileo completed an initial public offering (IPO) and used the proceeds, together with the proceeds of bank financing, to purchase ATS. Immediately preceding the IPO, GIP was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%. USAM received proceeds of $62.2 million and recognized a pre-tax gain of approximately $50 million from the sell-down of its interest in Galileo and received proceeds of $162.0 million and recognized a pre-tax gain of approximately $130 million in connection with the ATS sale.

     As of December 31, 1997, USAM owned approximately 6.7% of Galileo and 11% of GJP. USAM applies the provisions of SFAS 115 to account for its remaining investment in Galileo, which is classified as "available-for-sale."

     USAM received distributions from GIP, GJP and ATS of $12.7 million, $1.0 million and $4.6 million, respectively, during 1997, and $4.1 million, $0.1 million and $44.5 million (including a special distribution from ATS of $33.7 million during the second quarter of 1996), respectively, during 1996. USAM also received a dividend of $0.4 million from Galileo during 1997.

10.  RELATED PARTY TRANSACTIONS

     US Airways wet leased B767-200ER aircraft, including cockpit and cabin crews, to British Airways in order to serve three routes between the U.S. and London beginning in June 1993 and ending in May 1996. US Airways recognized other operating revenues of $12.6 million and $63.6 million for the years 1996 and 1995, respectively, related to these arrangements. These revenues were offset by an equal amount of other operating expenses. US Airways also has various agreements with British Airways for ground handling at certain airports, contract training and other services. US Airways recognized other operating revenues of $1.5 million for the first five months of 1997 and $5.8 million and $4.9 million for the years 1996 and 1995, respectively, related to services US Airways performed for British Airways.

     As of December 31, 1996, US Airways' receivables from and payables to British Airways were $8.0 million and $5.5 million, respectively. US Airways also has a long-term note receivable from British Airways related to three U.S. to London routes that US Airways relinquished at the time of implementation of a code sharing arrangement with British Airways. The balance of this note receivable was $40.7 million as of December 31, 1996. Payments began in December 1995 in conjunction with the termination of the first wet lease arrangement and are scheduled to continue through the year 2004.

     US Airways terminated the code share and other business arrangements between the two companies effective March 29, 1997. See Note 7(b) for additional information related to the Company's relationship with British Airways.


     During 1997 and 1996, employees surrendered approximately 125,000 and 118,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain common stock grants (see also Note 8(d)).

11.  VALUATION AND QUALIFYING ACCOUNTS

                                               Allowance For
                                       ------------------------------
                                        Uncollectible       Inventory
                                          Accounts        Obsolescence
                                        -------------     -------------
                                                 (in thousands)
Balance as of December 31, 1994             $ 9,471           $172,791
   Additions charged to expense              12,046             12,146
   Amounts charged to reserve                (9,177)           (20,851)
                                             ------            -------
Balance as of December 31, 1995              12,340            164,086
   Additions charged to expense              11,086             10,501
   Amounts charged to reserve               (11,237)           (28,296)
                                             ------             ------
Balance as of December 31, 1996              12,189            146,291
   Additions charged to expense              14,395             10,474
   Amounts charged to reserve                (9,000)            (9,569)
   Other  (1)                                   671                546
                                             ------            -------
Balance as of December 31, 1997             $18,255           $147,742
                                             ======            =======

(1)   Reserves of Shuttle, Inc.  See Note 14.

12.  SELECT QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                    First    Second    Third    Fourth
                                   Quarter   Quarter   Quarter  Quarter
                                   -------   -------   -------  -------
                                  (in millions, except per share amounts)
1997
Operating Revenues                 $2,101    $2,213    $2,115    $2,085
Operating Income                   $  176    $  256    $   83    $   70
Net Income                         $  153    $  206    $  187    $  479
Earnings Applicable to
  Common Stockholders              $  132    $  182    $  176    $  471
Earnings per Common Share
  Basic                            $ 2.05    $ 2.53    $ 2.10    $ 5.16
  Diluted                          $ 1.45    $ 1.92    $ 1.82    $ 4.66

1996
Operating Revenues                 $1,868    $2,149    $2,073    $2,052
Operating Income                   $   11    $  246    $  131    $   49
Net Income (Loss)                  $  (32)   $  201    $   68    $   27
Earnings (Loss) Applicable to
  Common Stockholders              $  (55)   $  178    $   45    $    6
Earnings (Loss) per Common Share
  Basic                            $(0.86)   $ 2.78    $ 0.71    $ 0.09
  Diluted                          $(0.86)   $ 1.91    $ 0.60    $ 0.08

See also Notes 1(l), 3, 5, 9 and 15.

Note:	 The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.


13.  NONRECURRING ITEMS

     (a) 1997

     The Company's results for 1997 include certain nonrecurring items recorded by US Airways: (i) $121.9 million in Personnel costs (including a fourth quarter charge of $115.0 million related to an early retirement program for pilots (see also Note 5(a)) and a second quarter charge of $6.9 million related to estimated employee severance payments due to efficiency measures US Airways announced during May 1997); (ii) a $1.5 million credit to Aircraft rent due to the reversal of previously accrued lease obligations upon the subleasing of an additional BAe-146 aircraft, recognized in the second quarter (see Notes 13 (b) and 13 (c) below); (iii) $4.6 million in Other rent and landing fees (including a third quarter charge of $1.7 million to write-down certain equipment to be disposed of and a second quarter charge of $2.9 million to write-off lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues), both related to the May 1997 efficiency measures); (iv) $89.1 million in Depreciation and amortization (including third quarter charges of $11.4 million related to the May 1997 efficiency measures to write-down certain equipment to be disposed of and a $59.3 million SFAS 121 impairment charge resulting from US Airways' September 1997 decision to retire its remaining DC-9-30 aircraft over the next several years, and second quarter charges of $0.3 million to write-off certain leasehold improvements and an $18.1 million SFAS 121 impairment charge to write-down certain DC-9-30 aircraft, both related to the May 1997 efficiency measures); and (v) $179.6 million in Gains on sales of interests in affiliates which resulted from USAM's sale of certain investments as discussed in Note 9.

    (b)  1996

     The Company's results for 1996 include two nonrecurring items recorded by US Airways during the second quarter of 1996 related to US Airways' subleasing of eleven non-operating BAe-146 aircraft (see Note 13(c) below). US Airways reversed $22.5 million of previously accrued rent obligations related to these aircraft against Aircraft rent expense and reversed $7.0 million against Aircraft maintenance expense related to previously accrued lease return provisions.

     (c)  1995

     In the fourth quarter of 1995, US Airways reversed $4.1 million of the $132.8 million nonrecurring charge related to its grounded BAe-146 fleet that was recorded in the fourth quarter of 1994. The reversal, a credit to Aircraft rent expense, reflects the successful remarketing by US Airways of three of these aircraft.

14.  ACQUISITION OF SHUTTLE

     On December 30, 1997, the Company purchased Shuttle for $189.8 million. Shuttle, which operates under the trade name "US Airways Shuttle," provides high-frequency service between New York, Boston and Washington. For accounting purposes the acquisition was treated as a purchase and, accordingly, Shuttle's results of operations for December 31, 1997 have been included in the Company's Consolidated Statements of Operations for 1997. In addition, Shuttle's assets and liabilities were re-valued at fair value as of the acquisition date. The Company's Consolidated Balance Sheets as of December 31, 1997 include the assets and liabilities of Shuttle. The purchase of Shuttle resulted in goodwill, as discussed in Note 1(f).

     The impact of this acquisition was not material to the Company's Consolidated Statements of Operations or its Consolidated Balance Sheets; consequently, no pro forma information is presented.


     Shuttle's assets include twelve B727-200 aircraft and takeoff and landing rights at both LaGuardia and National airports.

15.  SUBSEQUENT EVENTS

     On March 12, 1998, Berkshire Hathaway exercised its right to convert the Series H Preferred Stock into approximately 9.2 million shares of the Company's Common Stock. The Company subsequently retired the Series H Preferred Stock. See also Note 7(a).

     In January 1998, the Company announced plans to purchase up to 2.3 million shares of its Common Stock from time-to-time in open market or privately negotiated transactions. This program was authorized by the Company's board of directors in conjunction with US Airways' agreement to provide up to 2.3 million stock options to its pilots in 1998. In February 1998, the Company's board of directors announced certain actions aimed at increasing shareholder value, including the purchase from time-to-time in open market or privately negotiated transactions of up to $500 million of the Company's Common Stock (in addition to the previously announced plan) and the retirement of certain debt obligations totaling approximately $380 million, including US Airways 10% Senior Notes. During late February 1998, US Airways retired early certain debt obligations with a combined principal amount of $76.1 million (the transactions resulted in an immaterial net gain). US Airways expects to retire its 10% Senior Notes, which have a face amount of $300 million, during early Summer 1998.











                  (this space intentionally left blank)







ITEM 8B.  CONSOLIDATED FINANCIAL STATEMENTS FOR US AIRWAYS, INC.


                 INDEPENDENT AUDITORS' REPORT



The Stockholder and Board of Directors
US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity (deficit) for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                               KPMG PEAT MARWICK LLP


Washington, D. C.
February 25, 1998







                    (this space intentionally left blank)





US Airways, Inc.
Consolidated Statements of Operations
Year Ended December 31,
------------------------------------------------------------------------------
(in thousands)

                                                1997        1996       1995
                                                ----        ----       ----
Operating Revenues
  Passenger transportation                  $7,112,029  $6,799,420 $6,267,762
  US Airways Express transportation revenues   604,505     145,118          -
  Cargo and freight                            177,404     158,899    153,651
  Other                                        607,547     600,620    563,463
                                            ----------  ---------- ----------
    Total Operating Revenues                 8,501,485   7,704,057  6,984,876

Operating Expenses
  Personnel costs                            3,012,175   3,040,682  2,751,437
  Aviation fuel                                761,020     780,597    646,004
  Commissions                                  554,018     547,048    527,058
  Aircraft rent                                415,728     387,312    398,063
  Other rent and landing fees                  401,830     394,431    388,866
  Aircraft maintenance                         387,323     311,901    295,594
  Depreciation and amortization                384,943     300,608    337,066
  US Airways Express capacity purchases        485,873      93,042          -
  Other, net                                 1,512,425   1,479,768  1,406,137
                                            ----------  ---------- ----------
    Total Operating Expenses                 7,915,335   7,335,389  6,750,225
                                            ----------  ---------- ----------
    Operating Income                           586,150     368,668    234,651

Other Income (Expense)
  Interest income                              112,270      75,905     51,122
  Interest expense                            (260,029)   (283,936)  (301,923)
  Interest capitalized                          11,582       8,398      8,781
  Equity in earnings of affiliates              30,614      36,602     34,546
  Gains on sales of interests in affiliates    179,625           -          -
  Other, net                                    13,017     (14,594)    10,221
                                            ----------  ---------- ----------
    Other Income (Expense), Net                 87,079    (177,625)  (197,253)
                                            ----------  ---------- ----------
Income Before Taxes                            673,229     191,043     37,398
  Provision (Credit) for Income Taxes         (378,930)      7,811      4,408
                                            ----------  ---------- ----------
Net Income                                  $1,052,159  $  183,232 $   32,990
                                            ==========  ========== ==========


See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Balance Sheets
December 31,
--------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amount)
                        ASSETS                                                      1997          1996
                                                                                    ----          ----
Current Assets
  Cash                                                                         $    16,975   $    20,154
  Cash equivalents                                                               1,074,565       929,980
  Short-term investments                                                           870,205       635,839
  Receivables, net                                                                 295,720       325,478
  Receivables from related parties, net                                            195,332             -
  Materials and supplies, net                                                      200,494       211,184
  Deferred income taxes                                                            150,084             -
  Prepaid expenses and other                                                       131,605       129,380
                                                                                 ---------     ---------
    Total Current Assets                                                         2,934,980     2,252,015
Property and Equipment
  Flight equipment                                                               4,968,282     4,972,873
  Ground property and equipment                                                    850,575     1,087,178
  Less accumulated depreciation and amortization                                (2,428,948)   (2,381,844)
                                                                                 ---------     ---------
                                                                                 3,389,909     3,678,207
  Purchase deposits                                                                 70,420        77,620
                                                                                 ---------     ---------
    Total Property and Equipment, Net                                            3,460,329     3,755,827
Other Assets
  Goodwill, net                                                                    472,968       494,511
  Other intangibles, net                                                           283,271       283,274
  Investment in marketable equity securities                                       190,035             -
  Receivable from parent company                                                   209,612             -
  Deferred income taxes                                                            220,921             -
  Other assets, net                                                                493,384       606,906
                                                                                 ---------     ---------
    Total Other Assets                                                           1,870,191     1,384,691
                                                                                 ---------     ---------
                                                                               $ 8,265,500   $ 7,392,533
                                                                                 =========     =========

     LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt                                         $   185,691   $    84,171
  Accounts payable                                                                 296,716       420,388
  Payable to related parties, net                                                        -       193,860
  Traffic balances payable and unused tickets                                      701,970       715,576
  Accrued aircraft rent                                                            495,740       495,662
  Accrued salaries, wages and vacation                                             305,889       419,688
  Other accrued expenses                                                           464,557       654,085
                                                                                 ---------     ---------
    Total Current Liabilities                                                    2,450,563     2,983,430
Long-term Debt, Net of Current Maturities                                        2,424,954     2,614,818
Deferred Credits and Other Liabilities
  Deferred gains, net                                                              330,172       356,583
  Postretirement benefits other than pensions, noncurrent                        1,152,196     1,093,269
  Noncurrent employee benefit liabilities and other                                805,848       429,588
                                                                                 ---------     ---------
    Total Deferred Credits and Other Liabilities                                 2,288,216     1,879,440

Commitments and Contingencies

Stockholder's Equity (Deficit)
  Common stock, par value $1 per share, authorized 1,000 shares,
    issued and outstanding 1,000 shares                                                  1             1
  Paid-in capital                                                                2,425,179     2,416,131
  Retained earnings (deficit)                                                   (1,413,919)   (2,466,078)
  Unrealized gain on available-for-sale securities, net of income tax effects      103,795             -
  Adjustment for minimum pension liability, net of income tax effects              (13,289)      (35,209)
                                                                                 ---------     ---------
    Total Stockholder's Equity (Deficit)                                         1,101,767       (85,155)
                                                                                 ---------     ---------
                                                                               $ 8,265,500   $ 7,392,533
                                                                                 =========     =========
See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
(in thousands)

                                                                                     1997              1996              1995
                                                                                     ----              ----              ----
Cash and Cash equivalents at beginning of year                                   $  950,134        $  879,613        $  428,925
                                                                                  ---------         ---------         ---------
Cash flows from operating activities
  Net income                                                                      1,052,159           183,232            32,990
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                                                 384,943           300,608           337,066
      Losses (gains) on dispositions of property                                    (15,350)            1,808           (16,654)
      Gains on sales of interests in affiliates                                    (179,625)                -                 -
      Amortization of deferred gains and credits                                    (26,411)          (26,412)          (26,411)
      Other                                                                          25,927            21,524            (4,354)
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                                          (80,438)          (13,335)            5,178
        Decrease (increase) in materials and supplies, prepaid expenses
          and pension assets                                                         28,798           (32,219)          (68,415)
        Decrease (increase) in deferred income tax assets                          (421,633)                -                 -
        Increase (decrease) in traffic balances payable and unused tickets          (13,606)           77,557            46,865
        Increase (decrease) in accounts payable and accrued expenses               (219,421)          319,099           213,786
        Increase (decrease) in postretirement benefits other than
          pensions, noncurrent                                                       58,927            77,896            56,667
                                                                                  ---------         ---------         ---------
            Net cash provided by (used for) operating activities                    594,270           909,758           576,718

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net                                  (27,847)          (52,854)          (61,689)
  Transfer of aircraft purchase deposits to parent company                            7,200                 -                 -
  Additions to other property                                                      (165,664)         (123,575)          (80,644)
  Proceeds from dispositions of property                                             82,067            21,725           219,762
  Proceeds from sales of interests in affiliates                                    224,233                 -                 -
  Decrease (increase) in short-term investments                                    (235,068)         (603,593)            2,430
  Decrease (increase) in restricted cash and investments                             18,481            11,086            71,980
  Funding of parent company's purchase of Shuttle, Inc.                            (209,572)                -                 -
  Funding of parent company's aircraft purchase deposits                            (85,176)                -                 -
  Payment of debt for affiliated company                                                  -           (42,830)                -
  Collection on note receivable from affiliated company                                   -            42,830                 -
  Other                                                                              26,826            (5,497)              433
                                                                                  ---------         ---------         ---------
            Net cash provided by (used for) investing activities                   (364,520)         (752,708)          152,272

Cash flows from financing activities
  Issuances of debt                                                                       -           103,002                 -
  Principal payments on long-term debt                                              (88,344)         (189,531)         (278,302)
                                                                                  ---------         ---------         ---------
            Net cash provided by (used for) financing activities                    (88,344)          (86,529)         (278,302)
                                                                                  ---------         ---------         ---------
Net increase in Cash and Cash equivalents                                           141,406            70,521           450,688
                                                                                  ---------         ---------         ---------
Cash and Cash equivalents at end of year                                         $1,091,540        $  950,134        $  879,613
                                                                                  =========         =========         =========
Noncash investing and financing activities
  Unrealized gain on available-for-sale securities,  net of income tax effects   $  103,795        $        -        $        -
  Issuances of debt - refinancing of debt secured by aircraft                    $        -        $  159,998        $        -
  Reductions of debt - refinancing of debt secured by aircraft                   $        -        $  154,422        $        -
  Issuance of parent company debt - aircraft acquisitions                        $        -        $        -        $   68,640
  Reduction of parent company debt - aircraft acquisitions                       $        -        $   68,640        $        -
  Issuances of debt - aircraft acquisitions                                      $        -        $   29,155        $  169,725
  Reduction of debt - aircraft purchase deposits                                 $        -        $        -        $   70,837
  Underwriter's fees - refinancing of debt secured by aircraft                   $        -        $    2,488        $        -

Supplemental Information
  Cash paid during the year for interest, net of amount capitalized              $  245,712        $  257,689        $  290,560
  Net cash paid during the year for income taxes                                 $   95,412        $   11,061        $    6,329

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Statements of Changes in Stockholder's Equity (Deficit)
Three Years Ended December 31, 1997
-------------------------------------------------------------------------------------------------------------
(in thousands)

                                                                    Unrealized
                                                                      gain on       Adjustment
                                                                    available-      for minimum
                                                                     for-sale         pension
                                                       Retained     securities,      liability,
                                 Common    Paid-in     earnings    net of income   net of income
                                  stock    capital     (deficit)    tax effects     tax effects        Total
                                 ------    -------     ---------   -------------   -------------       -----
Balance as of December 31, 1994  $    1  $2,416,131  $(2,682,300)  $           -   $     (7,017)   $ (273,185)

Net income                            -           -       32,990               -              -        32,990

Adjustment for minimum
  pension liability, net of
  income tax effects                  -           -            -               -        (70,978)      (70,978)
                                  -----   ---------   ----------    ------------    -----------     ---------
Balance as of December 31, 1995       1   2,416,131   (2,649,310)              -        (77,995)     (311,173)

Net income                            -           -      183,232               -              -       183,232

Adjustment for minimum
  pension liability, net of
  income tax effects                  -           -            -               -         42,786        42,786
                                  -----   ---------   ----------    ------------    -----------     ---------
Balance as of December 31, 1996       1   2,416,131   (2,466,078)              -        (35,209)      (85,155)

Net income                            -           -    1,052,159               -              -     1,052,159

Unrealized gain on
  available-for-sale
  securities, net of income
  tax effects                         -           -            -         103,795              -       103,795

Tax benefit from employee
  stock option exercises              -       9,048            -               -              -         9,048

Adjustment for minimum
  pension liability, net of
  income tax effects                  -           -            -               -         21,920        21,920
                                  -----   ---------   ----------    ------------    -----------     ---------
Balance as of December 31, 1997  $    1  $2,425,179  $(1,413,919)  $     103,795   $    (13,289)   $1,101,767
                                  =====   =========   ==========    ============    ===========     =========

See accompanying Notes to Consolidated Financial Statements.

                             US AIRWAYS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiary USAM Corp.
(USAM). US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). All significant intercompany accounts and transactions have been eliminated. However, as discussed further in Note 9, US Airways' financial results are significantly influenced by related party transactions.

     US Airways is a major United States air carrier whose primary business is transporting passengers, property and mail. US Airways operates predominantly in the Eastern U.S. with primary hubs at the major airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Baltimore/Washington International Airport, Boston's Logan International Airport, New York's LaGuardia Airport and Washington's Ronald Reagan Washington National Airport. US Airways enplaned 58.8 million passengers during 1997 and is currently the fifth largest domestic air carrier, as measured by revenue passenger miles (RPMs).

     USAM owns 11% of the Galileo Japan Partnership (GJP), which markets the Galileo Computer Reservation System (Galileo CRS) in Japan. USAM accounts for this investment using the equity method because it is represented on the board of directors and therefore participates in policy making processes. Until July 1997, as discussed in Note 8, USAM held interests in the Galileo International Partnership and the Apollo Travel Services Partnership and accounted for these investments using the equity method.

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

     Certain 1996 and 1995 amounts have been reclassified to conform with 1997 classifications.

     (b)  OPERATING ENVIRONMENT

     Most of US Airways' operations are in competitive markets. Competitors include other air carriers along with other methods of transportation.

     US Airways currently has the highest unit operating costs among the major domestic air carriers. The growth and expansion of competitors with lower cost and fare structures in its markets has put considerable pressure on US Airways to reduce its operating costs in order to maintain competitiveness. In addition, although a competitive strength in some regards, the concentration of significant operations in the Eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on its results of operations and financial condition.

     Personnel costs represent US Airways' largest expense category. As of December 31, 1997, US Airways employed approximately 38,500 full-time equivalent employees. Approximately 35,400 (87%) of US Airways' employees are covered by collective bargaining agreements with various unions or will be covered by collective bargaining agreements for which initial negotiations are in progress. A new five-year contract between US Airways and its pilots became effective January 1, 1998. US Airways' contracts with its mechanical/related personnel and flight attendants are currently amendable; talks with respect to new contracts are ongoing. US Airways is also negotiating with representatives of its fleet service and passenger service employees with respect to initial labor contracts. US Airways cannot predict the ultimate outcome of any of these negotiations or the timing of any new agreements. US Airways believes that the provisions of the new contract with its pilots will help it address its high cost structure, including allowing US Airways to establish a low cost, low fare operation.

     US Airways operations are largely dependent on the availability of aviation fuel. The availability and price of aviation fuel is largely determined by actions generally outside of US Airways' control. US Airways has a diversified aviation fuel supplier network and uses certain risk management techniques (see Note 2(a)) in order to help ensure aviation fuel availability and partially protect itself from temporary aviation fuel price fluctuations.

     (c)  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investments purchased within three months of maturity are classified as Cash equivalents. Short-term investments consist primarily of certificates of deposit and commercial paper purchased with maturities greater than three months but less than one year.

     US Airways classifies securities underlying its Cash equivalents and Short-term investments as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of Stockholder's Equity (Deficit), net of income tax effects. See also Note 7(b).

     (d)  MATERIALS AND SUPPLIES, NET

     Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

     (e)  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost or, if acquired under capital lease, at the lower of the present value of minimum lease payments or fair value of the asset at the inception of the lease. Maintenance and repairs are charged to operating expense as incurred. Costs of major improvements are capitalized for both owned and leased assets. Interest related to deposits on aircraft purchase contracts and facility and equipment construction projects is capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Depreciation and amortization for principle asset classifications is calculated on a straight-line basis to estimated residual values over estimated depreciable lives. These estimates are periodically reviewed for reasonableness and revised, if necessary. In addition, US Airways monitors the recoverability of the carrying value of its long-lived assets. Under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121), US Airways recognizes an "impairment charge" when the net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value. The impairment charge reflects writing-down the asset to fair value. See Note 12(a) for impairment charges recognized by US Airways during 1997.

                                      Depreciable
          Asset                          Life          Residual Value
          -----                        -----------     --------------
                                         (years)        (in millions)

Aircraft
  Boeing 767-200ER                          20              $14.0
  Boeing 757-200                            20                8.0
  Boeing 737-300/400                        20                7.5
  Boeing 737-200                            17                5.0
  McDonnell Douglas MD-80                   20                7.5
  Douglas DC-9-30                           17                3.0
  Fokker 100                                20                5.0
  Fokker F28-4000                            8                2.0
  Fokker F28-1000                            6                1.0
  Turboprop aircraft                        15                1.5
  Improvements to leased aircraft      life of lease            -
Ground property, equipment and            5-10 or               -
  leasehold improvements               life of lease
Buildings                                   30                  -

     Property acquired under capital lease is amortized on a straight-line basis over the term of the lease and charged to depreciation and amortization expense. When property and equipment is sold or retired any gain or loss is recognized as Other, net, a component of Other Income (Expense).

     (f)  GOODWILL, NET AND OTHER INTANGIBLES, NET

    Goodwill, the cost in excess of fair value of identified net assets acquired, is amortized on a straight-line basis over 40 years. The $629.5 million goodwill resulting from the acquisitions of Pacific Southwest Airlines (Pacific Southwest) and Piedmont Aviation, Inc. (Piedmont Aviation), both in 1987, is amortized as depreciation and amortization expense. As of December 31, 1997 and 1996, accumulated amortization related to the Pacific Southwest and Piedmont Aviation acquisitions was $159.9 million and $144.1 million, respectively. As of December 31, 1997 and 1996, USAM's goodwill in connection with its computer reservation system investments was $4.3 million and $11.4 million, respectively. During July 1997, USAM's goodwill was reduced as a result of its sale of certain investments (see Note 8). USAM's goodwill is amortized as a component of Other Income (Expense), consistent with the classification of the related income or loss on the investments. As of December 31, 1997 and 1996, USAM's related accumulated amortization was $1.0 million and $2.3 million, respectively. US Airways periodically evaluates whether goodwill is impaired by comparing the goodwill balances with estimated future undiscounted cash flows which, in US Airways' judgment, are attributable to the goodwill. This analysis is performed separately for the goodwill which resulted from each acquisition.

     Other intangible assets consist mainly of purchased operating rights at various airports, capitalized software costs and the intangible asset associated with the underfunded amounts of certain pension plans. The cost of operating rights and capitalized software costs are amortized on a straight-line basis over the expected periods of benefit as depreciation and amortization expense. Operating rights, which are valued at purchase cost or appraised value if acquired with Pacific Southwest or Piedmont Aviation, are amortized over periods ranging from ten to 25 years and capitalized software costs are amortized over five years. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS 87) (see Note 7(c)). As of December 31, 1997 and 1996, accumulated amortization related to other intangible assets was $149.0 million and $128.2 million, respectively.

     Based on the most recent analyses, US Airways believes that goodwill and other intangible assets were not impaired as of December 31, 1997.

     (g)  INVESTMENT IN MARKETABLE EQUITY SECURITIES

     USAM's investment in Galileo International, Inc. (Galileo), which is accounted for under the cost method, is classified as "available-for-sale" under SFAS 115 and recorded at fair value. See also Notes 2(b), 7(b) and 8.

     (h)  OTHER ASSETS, NET

     Other assets, net consists primarily of noncurrent pension assets, the unamortized balance of deferred compensation, restricted cash and investments, unamortized debt issuance costs and a long-term receivable from British Airways Plc. (British Airways). Deferred compensation resulted mainly from US Airways' establishment of an employee stock ownership plan
(ESOP) in 1989 (see Note 5(e)). Restricted cash and investments are deposits in trust accounts to collateralize letters of credit and workers' compensation policies. The long-term receivable from British Airways resulted from the relinquishment by US Airways of three U.S. to London routes.

     Besides the deferred compensation that arose from the establishment of the ESOP, US Airways accounts for deferred compensation and the related amortization by applying the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In accordance with APB 25, US Airways recognizes deferred compensation equal to the grant date fair market value of US Airways Group common stock for stock granted to US Airways employees (Stock Grants) (which is amortized as Personnel costs over the vesting period) but typically records no deferred compensation when options to purchase US Airways Group common stock are granted to US Airways employees (Option Grants) (because, except on limited occasions, the exercise price of the stock options and the fair market value of US Airways Group common stock on the date of grant are equal).

     US Airways recognized compensation expense related to Stock Grants of $5.7 million, $11.9 million and $0.3 million in 1997, 1996 and 1995, respectively, and compensation expense related to Option Grants of $1.4 million and $7.9 million in 1997 and 1996, respectively (none for 1995). In addition, US Airways recognized compensation expense related to stock appreciation rights (SARs) tied to the fair market value of US Airways Group common stock of $33.2 million and $41.6 million in 1997 and 1996, respectively (none for 1995) as the result of a SAR feature granted to stock option holders under US Airways Group's 1992 Stock Option Plan. Deferred compensation related to Stock Grants was $6.6 million and $9.4 million as of December 31, 1997 and 1996, respectively, and deferred compensation related to Options Grants was $1.0 million and $2.4 million as of December 31, 1997 and December 31, 1996, respectively.



               (this space intentionally left blank)

     The following table summarizes stock option transactions related to US Airways employees pursuant to US Airways Group's various stock option and incentive plans for the years ended December
31, 1997, 1996 and 1995:
                              1997                 1996                  1995
                       ------------------    ------------------    ------------------
                                 Weighted              Weighted              Weighted
                                  Average               Average               Average
                                 Exercise              Exercise              Exercise
                       Options     Price     Options     Price     Options     Price
                       -------   --------    -------   --------    -------   --------
                        (000)                 (000)                 (000)
Stock Options
-------------
Outstanding at
beginning of year        9,767      $17        8,426      $17        8,844      $18
  Granted (1)              939      $27           82      $17          155       $9
  Granted (2)                -        -        2,415      $13            -        -
  Exercised             (2,119)     $19         (435)     $15          (43)     $10
  Forfeited (3) (4)     (3,795)     $16         (673)     $16         (489)     $25
  Expired                 (186)     $24          (48)     $32          (41)     $36
                        ------                 -----                 -----
Outstanding at
end of year              4,606      $18        9,767      $17        8,426      $17

Exercisable at
end of year              2,777                 7,802                 7,986

(1)  Exercise price equal to the fair market value of a share of US Airways Group common stock at date of grant; includes 50,000 and 20,000 stock options that were repriced during 1997 and
     1996, respectively.
(2)  Exercise price was lower than the fair market value of a share of US Airways Group common stock at measurement date for grant.
(3)  Activity for 1997 and 1996 includes the cancellation of repriced stock options. See (1) above.
(4)  Activity during 1997 and 1996 includes 3.5 million and 0.6 million stock options, respectively, that were forfeited as a result of their tandem SAR being exercised.




     The weighted average fair value per stock option for stock options which have an exercise price equal to the fair market value of a share of US Airways Group common stock at date of grant was $18, $11, and $6 for 1997, 1996 and 1995, respectively. The weighted average value per stock option for stock options which have an exercise price lower than the fair market value of a share of US Airways Group common stock at date of grant was $13 for 1996 (no such grants during 1997 and 1995).

      During 1995, the Financial Accounting Standards Board adopted Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. As mentioned above, US Airways applies the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123. However, US Airways is obligated to disclose certain information including pro forma net income as if SFAS 123 had been adopted to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, US Airways estimates that its net income for 1997 would have been reduced from $1,052.2 million to $1,045.4 million, its net income for 1996 would have been reduced from $183.2 million to $168.1 million and its net income for 1995 would have been reduced from $33.0 million to $32.8 million. In order to calculate this pro forma net income information, US Airways used the Black-Scholes stock option-pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: stock volatility of US Airways

Group common stock of 52.6%, 50.1% and 48.8%; risk-free interest rates of 6.6%, 6.2% and 6.6%; expected stock option life of 8 years, 9 years and 9 years; and no dividend yield (0%).

     The pro forma net income information reflects Option Grants granted during 1997, 1996 and 1995 only. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts above because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995 is not considered.

     (i)  FREQUENT TRAVELER PROGRAM

     US Airways accrues the estimated incremental cost of travel awards earned by participants in its "Dividend Miles" frequent traveler program when requisite mileage award levels are achieved. US Airways also sells mileage credits to participating partners in Dividend Miles. The resulting revenues are recorded as other operating revenues during the period in which the credits are sold.

     (j)  DEFERRED GAINS, NET

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the term of the leases as a reduction of the related aircraft rent expense.

     (k)  PASSENGER TRANSPORTATION REVENUES

     Passenger ticket sales are recognized as Passenger transportation revenues when the transportation service is rendered or the ticket otherwise expires. At the time of sale, a liability is established (Traffic balances payable and unused tickets) and subsequently relieved through carriage of the passenger, through billing from another air carrier which provided the service, upon expiration of the ticket or by refund to the passenger.

     Effective October 1, 1996, US Airways began purchasing all of the capacity (available seat miles) generated by US Airways Group's three wholly-owned regional air carriers and, concurrently, recognizing revenues, "US Airways Express transportation revenues," when transportation service is rendered by these affiliated air carriers or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways' Traffic balances payable and unused tickets and are subsequently eliminated in the same manner as described above. See
Note 9(b) for more information related to these capacity purchase arrangements.

     (l)  ADVERTISING EXPENSES

     Advertising costs are expensed when incurred as Other operating expenses. Advertising expenses for 1997, 1996 and 1995 were $45.5 million, $51.2 million and $66.6 million, respectively.

2.  FINANCIAL INSTRUMENTS

     (a)  TERMS OF CERTAIN FINANCIAL INSTRUMENTS

     US Airways uses risk management strategies to reduce its exposure to certain market uncertainties. US Airways is party to financial contracts which it believes help to reduce its exposure to significant increases in the price of aviation fuel. US Airways has also hedged certain foreign-denominated debt to maturity. US Airways periodically reviews the financial condition of each counterparty to these financial contracts and believes that the potential for default by any of the current counterparties is negligible.

     US Airways has entered into fuel swap contracts that result in US Airways receiving or making payments based on the difference between a fixed price and a variable price per notional gallon for specified petroleum products. Gains or losses related to these contracts are deferred until the period in which they are settled. Realized gains and losses are recognized as an element of Aviation fuel expense. The total notional gallons under these contracts were approximately 47 million and 84 million as of December 31, 1997 and 1996, respectively (US Airways entered into contracts prior to December 31, 1997 and 1996 which effectively closed certain hedging arrangements covering approximately 17 million and 22 million gallons, respectively). For contracts open as of December 31, 1997, US Airways will pay fixed prices ranging from $0.496 to $0.600 per notional gallon and receive a variable price per gallon based on current market prices. The open contracts, all of which settle during 1998, represent approximately 3% of US Airways' expected 1998 fuel consumption. For contracts open as of December 31, 1996, US Airways paid fixed prices ranging from $0.553 to $0.700 per notional gallon and received a floating rate based on market prices.

     An aggregate of $32 million of future principal payments of US Airways' long-term debt due 1998 through 2000 is payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by US Airways' participation in foreign currency contracts. Net settlements will be recorded as adjustments to Interest expense.

     (b)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the provisions of SFAS 115, the fair values for US Airways' short-term and marketable equity security investments are determined based upon quoted market prices. Restricted cash and certain long-term investments are carried at cost which approximates fair value.
US Airways estimated the fair values of its long-term note receivable and long-term debt by discounting expected future cash flows using current rates offered to US Airways for note receivables and debt with similar maturities. The fair values of fuel swap and foreign currency contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

     The estimated fair values of US Airways' financial instruments, none of which are held for trading purposes (in thousands; brackets denote a liability):

                                                               December 31,
                                             ---------------------------------------------------
                                                      1997                        1996
                                             -----------------------     -----------------------
                                             Carrying     Estimated      Carrying     Estimated
                                              Amount      Fair Value      Amount      Fair Value
                                             --------     ----------     --------     ----------
Short-term investments (1)                $   870,205    $   870,205   $   635,839   $   635,605
Investment in marketable
  equity securities (1)                       190,035        190,035             -             -
Restricted cash and investments (2)            69,844         69,844        87,783        87,843
Long-term note receivable (2)(3)               30,350         30,557        40,733        30,080
Other long-term investments (2)(3)                  -              -        20,606        22,126
Long-term debt (excludes
  capital lease obligations)               (2,577,177)    (2,860,767)   (2,649,609)   (2,697,422)
Fuel swap contracts:
  In a net receivable (payable) position            -           (528)            -         3,550
Foreign currency contracts:
  In a net receivable (payable) position            -         (2,928)            -           963

(1)  Classified as "available-for-sale" in accordance with SFAS 115. See also Notes 1(c) and 1(g).
(2)  Carrying amount included in Other Assets on US Airways' Consolidated Balance Sheets.
(3)  Classified as "held-to-maturity" in accordance with SFAS 115.

3.  INCOME TAXES

     US Airways accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). US Airways files a consolidated federal income tax return with its parent company, US Airways Group. US Airways Group and its wholly-owned subsidiaries have executed a tax sharing agreement (Tax Sharing Agreement) which allocates tax and tax items, such as net operating losses and tax credits between members of the group based on their proportion of taxable income and other items. This tax sharing and allocation impacts the deferred tax assets and liabilities reported by each corporation on a separate company basis. Accordingly, US Airways' tax expense is based on its taxable income, taking into consideration its allocated tax loss carryforwards and tax credit carryforwards.

     During 1997, US Airways determined that it was no longer appropriate to apply a valuation allowance to its deferred tax assets. US Airways believes, based on prior earnings and projections of future earnings, that it is more likely than not that it will be able to utilize tax benefits accumulated through December 31, 1997 in future periods. Accordingly, at December 31, 1997, previous valuation allowances were removed, resulting in a net deferred income tax asset and an income tax credit for 1997.

     The components of the provision (credit) for income taxes (in thousands):

                                  1997        1996       1995
                                  ----        ----       ----
Current provision:
  Federal                      $ 117,718     $4,432     $4,107
  State                            7,121      3,026        301
                                --------      -----      -----
     Total current provision     124,839      7,458      4,408
                                --------      -----      -----
Deferred provision:
  Federal                       (447,078)         -          -
  State                          (56,691)       353          -
                                --------      -----      -----
     Total deferred provision   (503,769)       353          -
                                --------      -----     ------
Provision (credit)
  for income taxes             $(378,930)    $7,811     $4,408
                                ========      =====      =====

     In 1997, US Airways was not subject to regular federal income tax as a result of using $1.1 billion in federal net operating loss carryforwards. However, US Airways was subject to federal alternative minimum tax (AMT). Approximately $257 million in AMT net operating loss carryforwards and approximately $417 million in state net operating loss carryforwards were utilized to reduce the federal and state tax liabilities.

     The significant components of deferred income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                 1997          1996         1995
                                 ----          ----         ----
Deferred tax expense
  (exclusive of the other
  components listed below)    $ 191,307      $ 90,583     $ 17,779
Decrease in the valuation
  allowance for deferred
  tax assets                   (695,076)      (90,230)     (17,779)
                               --------        ------       ------
     Total                    $(503,769)     $    353     $      -
                                ========       =======       ======


              (this space intentionally left blank)


     A reconciliation of taxes computed at the statutory federal tax rate on earnings before income taxes to the provision (credit) for income taxes (in thousands):

                                 1997          1996           1995
                                 ----          ----           ----
Tax provision computed at
  federal statutory rate       $ 235,630     $ 66,865      $ 13,089
Book expenses not deductible
  for tax purposes                15,482       16,535        15,088
State income tax provision
  (credit), net of federal
  tax benefit                    (32,220)       2,320           196
Reduction of federal
  valuation allowance           (594,992)     (75,133)      (24,687)
Other                             (2,830)      (2,776)          722
                                --------       ------       -------
Provision (credit)
  for income taxes             $(378,930)    $  7,811      $  4,408
                                ========      =======       =======

Effective tax rate                   (56)%          4%           12%
                                 ========      =======       =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996 (in thousands):

                                               1997          1996
                                               ----          ----
Deferred tax assets:
  Leasing transactions                     $ 169,645      $ 153,952
  Tax benefits purchased/sold                 40,526         54,173
  Gain on sale and leaseback transactions    124,271        134,090
  Employee benefits                          668,291        606,213
  Net operating loss carryforwards           125,177        473,918
  Alternative minimum tax
    credit carryforwards                     157,124         32,681
  Investment tax credit carryforwards         11,293         48,720
  Other deferred tax assets                   86,660        156,811
                                           ---------      ---------
      Total gross deferred tax assets      1,382,987      1,660,558
  Less valuation allowance                         -       (695,076)
                                           ---------      ---------
      Net deferred tax assets              1,382,987        965,482
Deferred tax liabilities:
  Equipment depreciation and
    amortization                             901,845        927,442
  Other deferred tax liabilities              56,086         38,393
                                           ---------      ---------
      Total deferred tax liabilities         957,931        965,835
                                           ---------      ---------
      Net deferred tax liabilities
        (assets)                          $ (425,056)    $      353
                                            =========      =========

     For 1996, the line item Other deferred tax assets in the above table includes tax assets of approximately $79 million which originated from subsidiaries of US Airways Group in accordance with the Tax Sharing Agreement. The tax receivables from related parties included in the schedule above as of December 31, 1996, were settled through intercompany accounts during 1997, and, therefore, $78 million of amounts included in "Receivables from related parties, net" in the accompanying Consolidated Balance Sheets relate to these tax attributes.

     The valuation allowance for deferred tax assets decreased approximately $695 million in 1997 and decreased approximately $90 million in 1996.

     Included in the deferred tax assets at December 31, 1997, among other items, are $447 million related to obligations of postretirement medical benefits, unused net operating losses of $274 million for federal tax purposes expiring in the year 2009, $11 million of investment tax credits expiring in the years 2003 and 2004, and $157 million of alternative minimum tax credits which do not expire. There were no alternative minimum tax net operating loss carryforwards remaining at December 31, 1997. Investment tax credit benefits were recorded using the "flow through" method as a reduction of the federal income tax provision. No new investment tax credits were generated during 1997, 1996 or 1995. The federal income tax returns of US Airways through 1986 have been examined and settled with the Internal Revenue Service.

     US Airways believes that a significant portion of the deferred tax assets will be realized through reversals of existing taxable temporary differences. US Airways needs to generate approximately $274 million of taxable income to realize the benefits of most of the other deferred tax assets that have a future expiration date.

     The deferred tax assets and liabilities disclosed above exclude tax assets and liabilities which arise as a result of including certain transactions in the equity section of the balance sheet, net of tax. These tax attributes include a deferred tax liability of $56 million for unrealized gains on available-for-sale investments pursuant to SFAS 115 and a deferred tax asset of $2 million relating to the equity adjustment for the minimum pension liability for US Airways' defined benefit plans.

     The following table is a summary of pretax book income prior to net operating loss carryforwards for the last three years (in thousands):
                                     1997        1996      1995
                                  ---------    -------     ------
Pretax book income               $  673,229   $191,043    $37,398
Taxable income (loss)            $1,065,822   $185,989    $(4,775)

     The reasons for significant differences between taxable income and pretax book income in 1997 primarily relate to employee pension and postretirement benefit costs, certain aircraft impairment charges and lease accruals, and other employee related accruals.

4.  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS

     Details of long-term debt are as follows (in thousands):

                                                  December 31,
                                           --------------------------
                                               1997           1996
                                               ----           ----
Senior Debt:
  10% Senior Notes due 2003                $  300,000     $  300,000
  9 5/8% Senior Notes due 2001                175,000        175,000
  5.7% to 11.7% Equipment
     Financing Agreements,
     Installments  due 1998 to 2016         2,045,227      2,117,534
  8.6% Airport Facility Revenue
     Bond due 2022                             27,620         27,620
  7.4% Aircraft Purchase Deposit
     Financing due 1998*                       29,155         29,155
  Other                                           175            300
                                            ---------      ---------
                                            2,577,177      2,649,609
Capital Lease Obligations                      33,468         49,380
                                            ---------      ---------
     Total                                  2,610,645      2,698,989
Less Current Maturities                      (185,691)       (84,171)
                                            ---------      ---------
                                           $2,424,954     $2,614,818
                                            =========      =========

* See related information under Note 6(c) (re: litigation between US Airways and The Boeing Company (Boeing)).

     Maturities of long-term debt and debt under capital leases for the next five years (in thousands):

               1998               $   185,691
               1999                    77,351
               2000                   122,569
               2001                   246,372
               2002                    77,105
         Thereafter                 1,901,557


     Interest rates on $230.3 million principal amount of long-term debt as of December 31, 1997 are subject to adjustment to reflect prime rate and other rate changes.

     Equipment financings totaling $2.08 billion were collateralized by aircraft and engines with a net book value of approximately $2.17 billion as of December 31, 1997.

    See Note 13 for subsequent events related to long-term debt.



5.  EMPLOYEE PENSION AND BENEFIT PLANS

     Substantially all of US Airways' employees are eligible to participate in various defined benefit and defined contribution pension plans, in addition to medical and life insurance plans sponsored by US Airways. Employees who meet certain service and other requirements are also eligible to participate in an employee stock ownership plan.

     (a)  DEFINED BENEFIT PENSION PLANS

     One qualified defined benefit pension plan covers US Airways' maintenance employees and provides specified benefits based on length of service. Qualified defined benefit pension plans for substantially all other employees provide benefits based on years of service and compensation. The qualified defined benefit pension plans for domestic employees are funded, on a current basis, to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Liabilities related to pension plans covering foreign employees are calculated in accordance with generally accepted accounting principles and funded in accordance with the laws of the individual country.

     US Airways recorded a $115.0 million charge to Personnel costs in 1997 for special termination benefits in accordance with Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88). The charge relates to an early retirement program offered to US Airways' pilots. US Airways expects 325 pilots to opt for early retirement under this program.











                      (this space intentionally left blank)




     The funded status of US Airways' qualified defined benefit pension plans as of September 30, 1997 and 1996, respectively (in millions):

                                                                 1997                                        1996
                                                     ----------------------------                   ---------------------
                                                              Plans with                                  Plans with
                                                     ----------------------------                   ---------------------
                                                     Assets in          ABO in                      Assets in      ABO in
                                                     Excess of          Excess of                   Excess of   Excess of
                                                       ABO                Assets                       ABO        Assets
                                                     ---------          ---------                   --------    ---------
Fair value of plan assets                            $  2,667           $  435                     $  2,168      $  305

Actuarial present value of:
  Vested benefit obligation                             2,439              425                        2,050         369
  Nonvested benefit obligation                             29               16                           23          13
                                                        -----              ---                        -----         ---
    Accumulated benefit obligation (ABO)
      based on salaries to date                         2,468              441                        2,073         382
    Additional benefits based on
      estimated future salary levels                      767                -                          653           -
                                                        -----              ---                        -----         ---
Projected benefit obligation (PBO)                      3,235              441                        2,726         382

PBO in excess of fair value of plan assets               (568)              (6)                        (558)        (77)
Contributions from October 1
  through December 31                                       -                -                           45          12
Unrecognized net transition asset	                       (18)              (7)                         (22)         (9)
Unrecognized prior service (credit) cost                  (13)              70                          (13)         75
Unrecognized net loss                                     437               18                          506          40
                                                        -----              ---                        -----         ---
   Pension (liability) or asset
      before adjustment                                  (162)              75                          (42)         41
                                                        -----              ---                        -----         ---
Adjustment for minimum
   pension liability                                        -              (81)                           -        (106)
                                                        -----              ---                        -----         ---
Pension liability as adjusted and
   recognized in Consolidated
   Balance Sheets                                      $ (162)          $   (6)                      $  (42)      $ (65)
                                                        =====              ===                        =====         ===
* See Note 7(c).


     The weighted average assumptions used to determine the actuarial present value of the PBO:

                                                     1997      1996
                                                     ----      ----
Discount rate                                        7.5%      8.0%
Rate of increase in compensation levels              3.5%      3.5%
Expected long-term rate of return on plan assets     9.5%      8.8%

Components of plan assets:
  Cash equivalents and short-term investments         12%       11%
  Equity investments                                  39%       27%
  Fixed income and other investments                  49%       62%




                        (this space intentionally left blank)


     Total pension cost for the qualified defined benefit pension plans (in millions):

                                                     1997     1996   1995
                                                    ----     ----   ----
Service cost (benefits earned during the period)  $  124   $  143  $  92
Interest cost on PBO                                 252      250    216
Actual return (gain) on plan assets                 (587)     (55)  (539)
Net amortization and deferral                        363     (132)   371
                                                     ---      ---    ---
  Net periodic pension cost                          152      206    140
Special termination benefits*                         43        -      -
                                                     ---      ---    ---
  Total pension cost                              $  195   $  206  $ 140
                                                     ===      ===    ===

* Related to an early retirement program offered to US Airways' pilots (see above). See also disclosure below related to US Airways' non-qualified supplemental pension plans.

      Non-qualified supplemental pension plans are available to certain employee groups. These plans provide incremental pension payments from US Airways' funds so total pension payments equal amounts that would have been payable from US Airways' qualified pension plans if it were not for federal limitations.

     The funded status of US Airways' non-qualified supplemental pension plans as of September 30, 1997 and 1996, respectively (in millions):

                                                                 1997    1996
                                                                 ----    ----
Fair value of plan assets                                       $   -   $   -
Actuarial present value of:
  Vested benefit obligation                                       139      31
  Nonvested benefit obligation                                      3       1
                                                                 ----    ----
    ABO based on salaries to date                                 142      32
    Additional benefits based on estimated future salary levels    31       1
                                                                 ----    ----
    PBO                                                           173      33
                                                                 ----    ----
PBO in excess of fair value of plan assets                       (173)    (33)
Contributions from October 1 through December 31                    2       1
Unrecognized net transition asset                                   -       -
Unrecognized prior service cost                                    39       2
Unrecognized net loss                                              21       3
                                                                 ----    ----
Pension liability before adjustment                              (111)    (27)
Adjustment for minimum pension liability *                        (30)     (7)
                                                                 ----    ----
Unfunded supplemental liability as adjusted and
  recognized in Consolidated Balance Sheets                    $ (141) $  (34)
                                                                 ====    ====
*  See Note 7(c).

     The discount rate used to determine the actuarial present value of the PBO was 7.5% and 8.0% as of September 30, 1997 and 1996, respectively. A weighted average rate of 3.2% and 6.0% was used to estimate future salary levels in 1997 and 1996, respectively.





                   (this space intentionally left blank)


     Total pension cost for non-qualified supplemental defined benefit pension plans (in millions):

                                                     1997   1996   1995
                                                     ----   ----   ----
Service cost (benefits earned during the period)     $  4   $  2   $  -
Interest cost on PBO                                    5      2      2
Actual return on plan assets                            -      -      -
Net amortization and deferral                           7      6     (1)
                                                     ----   ----   ----
  Net periodic supplemental pension cost               16     10      1
Special termination benefits*                          72      -      -
                                                     ----   ----   ----
  Total supplemental pension cost                    $ 88   $ 10   $  1
                                                     ====   ====   ====

* Related to an early retirement program offered to US Airways' pilots (see above).

     (b)  DEFINED CONTRIBUTION PENSION PLANS

     US Airways' contributions to its defined contribution pension plans are based on a formula which considers the age and earnings of each participant and the amount the participant contributes. Expenses related to these plans, excluding expenses related to US Airways' ESOP and any profit sharing contributions, were approximately $57.0 million, $54.2 million and $64.2 million for the years 1997, 1996 and 1995, respectively. Expenses for 1995 include a catch up adjustment of $11.6 million for new employer matching contributions for certain unionized employees. See Notes 5(e) and 5(f) for information related to US Airways' ESOP and profit sharing contributions.

     (c)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Medical and life insurance benefits are offered to certain employees who retire from US Airways and their eligible dependents. The medical benefits provided by US Airways are coordinated with Medicare benefits. Retirees generally contribute amounts towards the cost of their medical expenses based on years of service with US Airways. US Airways also provides uninsured death benefit payments to survivors of retired employees for stated dollar amounts, or in the case of retired pilot employees, death benefit payments determined by age and level of pension benefit. The plans for postretirement medical and death benefits are funded on a pay-as-you-go basis.

     The funded status of the plans as of September 30, 1997 and 1996, respectively (in millions):

                                                           1997       1996
                                                          -----      -----
Fair value of plan assets                               $     -    $     -

Accumulated postretirement benefit obligation (APBO):
  Retirees                                                  305        326
  Fully eligible plan participants                          197        170
  Other plan participants                                   494        454
                                                          -----      -----
    Total APBO                                              996        950

APBO in excess of fair value of plan assets                (996)      (950)

  Contributions from October 1 through December 31            7          7
  Unrecognized prior service credits                       (130)      (143)
  Unrecognized net gain                                     (62)       (34)
                                                          -----      -----
    Accrued postretirement benefit liability            $(1,181)   $(1,120)
                                                          =====      =====


The assumptions used to determine the APBO:

                                              1997             1996
                                              ----             ----
Discount rate                                 7.5%              8.0%
Rate of increase in compensation levels   3.0% to 6.0%     3.0% to 6.0%
Health care cost trend                        4.5%              7.5%

     Net periodic postretirement benefit expense (in millions):

                                                   1997    1996    1995
                                                   ----    ----    ----
Service cost (benefits earned during the period)  $  34   $  44   $  29
Interest cost on APBO                                71      74      65
Actual return on plan assets                          -       -       -
Net amortization and deferral                       (15)    (11)    (15)
                                                     --     ---      --
  Net periodic postretirement benefit expense     $  90   $ 107   $  79
                                                     ==     ===      ==

     The assumed health care cost trend rate used in measuring the APBO was changed from 6.5% in 1998 decreasing to 4.5% in 2000 to a flat 4.5% in 1998 and thereafter. This change was made in response to observed average historical trends. If the assumed health care cost trend rates were increased by one percentage point, the APBO at September 30, 1997 would be increased by approximately 10% and 1997 periodic postretirement benefit expense would increase approximately 13%.

     (d)  POSTEMPLOYMENT BENEFITS

     US Airways provides certain postemployment benefits to all of its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. US Airways accrues for the cost of such benefit expenses once a triggering event has occurred.

     (e)  EMPLOYEE STOCK OWNERSHIP PLAN

     In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111.4 million for its purchase of shares and US Airways contributed an additional $2.2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the years ended
December 31, 1997, 1996 and 1995, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 5(f) regarding the profit sharing component of US Airways' ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $11.4 million in each of 1997, 1996 and 1995. The interest portion of these contributions was $10.1 million in 1997, $10.3 million in 1996 and $10.4 million in 1995. Approximately 790,000 shares of US Airways Group common stock have been released or committed to be released as of December 31, 1997. US Airways recognized compensation expense related to the ESOP of $11.1 million in 1997, $3.7 million in 1996 and $3.7 million in 1995 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $72.4 million, $83.5 million and $87.2 million as of December 31, 1997, 1996 and 1995, respectively.

     See Note 1(h) with respect to US Airways' accounting policies for stock-based compensation.

     (f)  PROFIT SHARING PLANS

     In exchange for temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits concessions and the freeze of the defined benefit plan for certain non-contract employees, affected US Airways employees participated in a profit sharing program and were granted stock options to purchase US Airways Group common stock (see related discussion under Note 1(e)). This profit sharing program was designed to recompense those US Airways employees whose pay was reduced in an amount equal to (i) two times salary forgone plus (ii) one time salary forgone (subject to a minimum of $1,000) for the freeze of the defined benefit pension plan for certain non-contract employees. US Airways recognized charges of $213.5 million, including $121.6 million and $49.7 million in 1996 and 1995, respectively, related to this program. Cash distributions to participants of $213.5 million have also been made, including $74.9 million and $3.3 million in 1996 and 1995, respectively, and a final cash distribution in the first quarter of 1997 of $129.1 million. After the first quarter 1997 payment, US Airways' obligations under this profit sharing program were satisfied and this program ceased.

     US Airways' ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives shares of US Airways Group common stock based on his or her compensation relative to the total compensation of all participants and the number of shares of US Airways Group common stock in the allocation pool. When US Airways' return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of shares of US Airways Group common stock in the allocation pool (see Note 5(e)). US Airways' ESOP-related expenses for 1997 include $7.4 million related to this profit sharing program. US Airways did not make any provision for profit sharing contributions in connection with the profit sharing component of the ESOP during 1996 or 1995. Under the DCRP, US Airways makes additional contributions to participant accounts when US Airways Group achieves certain prescribed pre-tax margin levels (see Note 5(b)). US Airways' 1997 and 1996 results of operations reflect expenses of $24.1 million and $4.8 million, respectively, for the profit sharing component of the DCRP. In 1995, US Airways did not achieve the prescribed pre-tax margin levels and, accordingly, made no such provision for this program.



6.  COMMITMENTS AND CONTINGENCIES

     (a)  COMMITMENTS TO PURCHASE FLIGHT EQUIPMENT

     On October 31, 1997, US Airways Group entered into agreements with AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (Airbus), and CFM International, Inc. (CFMI) for the acquisition of up to 400 Airbus A320 family aircraft and accompanying jet engines. The A320 family aircraft are single-aisle aircraft which include the Airbus A319, A320 and A321.

     US Airways Group has 124 aircraft on firm order, 116 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. Of the first 124 aircraft, six are scheduled for delivery in 1998, 20 in 1999 and 98 in the years 2000 through 2002. Although the agreements with AVSA and CFMI represent a commitment of US Airways' parent company,

US Airways anticipates that the new Airbus aircraft will replace, at a minimum, its B737-200, DC-9-30 and MD-80 aircraft.

     The minimum determinable payments associated with US Airways Group's agreements with AVSA and CFMI (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) are currently estimated at $302 million in 1998, $725 million in 1999, $1.07 billion in 2000 and $211 million in 2001.

     US Airways has a commitment to purchase hush-kits for certain of its B737-200 aircraft. The installation of hush-kits will allow these aircraft to meet certain statutory noise level requirements. Expected payments associated with this commitment are approximately $60 million for 1998 and 1999.

     As also Note 6(c) with respect to litigation between US Airways and Boeing. In addition, see Note 9(a) for information related to transactions between US Airways and its parent company.

     (b)  LEASES

     US Airways leases certain aircraft, engines, computer and ground equipment, in addition to the majority of its ground facilities. Ground facilities include executive offices, overhaul and maintenance bases and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. US Airways subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2021.

     The following amounts related to capital leases are included in property and equipment (in thousands):

                                                            December 31,
                                                           1997      1996
                                                           ----      ----
Flight equipment                                        $80,448  $167,308
Ground property and equipment                               406       406
                                                         ------    ------
                                                         80,854   167,714
Less accumulated amortization                           (54,495) (125,568)
                                                         ------   -------
                                                        $26,359  $ 42,146
                                                         ======   =======








                    (this space intentionally left blank)





     As of December 31, 1997, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows (in thousands):

                                                       Capital   Operating
                                                       Leases     Leases
                                                       ------     ------
1998                                                  $10,294 $  722,055
1999                                                   10,295    697,305
2000                                                    7,193    682,595
2001                                                    4,703    680,976
2002                                                    4,703    634,872
Thereafter                                              9,405  5,989,960
                                                        -----  ---------
  Total minimum lease payments                         46,593  9,407,763
  Less sublease rental receipts                             -   (130,468)
                                                               ---------
  Total minimum operating lease payments                      $9,277,295
                                                               =========
  Less amount representing interest                   (13,125)
                                                       ------
  Present value of future minimum capital lease
    payments                                           33,468
  Less current obligations under capital leases        (6,300)
                                                        -----
  Long-term obligations under  capital leases         $27,168
                                                       ======

     For 1997, 1996 and 1995, rental expense under operating leases was approximately $741 million, $731 million and $738 million, respectively. Rental expense for 1997, 1996 and 1995 exclude credits of $1.5 million, $22.5 million and $4.1 million, respectively, related to US Airways' subleasing of BAe-146 aircraft (see Notes 12(a), 12(b) and 12(c)). Rental expense for 1997 also excludes $4.6 million related to expenses recognized by US Airways in conjunction with certain efficiency measures (see Note 12(a)).

     US Airways also leases certain owned flight equipment to both third and related parties (see Notes 9(b) and 9(c)) under noncancelable operating leases which expire in the years 1998 through 2002. The future minimum rental revenues associated with these leases are: $13.2 million-1998; $11.4 million-1999, $5.0 million-2000; $4.2 million-2001; and $1.8 million-2002.

     The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in thousands):
                                                   December 31,
                                              ---------------------
                                                1997         1996
                                                ----         ----
    Flight equipment                         $86,155      $82,868
    Less accumulated amortization            (45,769)     (36,947)
                                              ------       ------
                                             $40,386      $45,921
                                              ======       ======

     (c)  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of certain aircraft accidents, including an accident in September of 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to the 1994 accident, the National Transportation Safety Board
(NTSB) held hearings in January and November of 1995, and is scheduled to hold additional hearings in 1998 before issuing its final accident investigation report. Wrongful death cases are pending in a consolidated multi-district litigation in U.S. District Court for the Western District of Pennsylvania, and in state courts in Cook County, Illinois and Harris County, Texas. While US Airways has settled over 80% of the cases arising from the Pittsburgh accident, it expects that it will be at least two years before all of the settlements and/or related litigation are concluded.
US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

     Boeing filed suit against US Airways in September 1997 in state court in King County, Washington seeking unspecified damages for alleged breach of two aircraft purchase agreements concerning, respectively, eight B757-200 aircraft and 40 B737-Series aircraft. On October 31, 1997, US Airways filed an answer and counterclaims to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $35 million in equipment purchase deposits. The case is currently in the discovery phase of litigation. In its initial discovery response, Boeing has quantified its damage claim at approximately $220 million. US Airways is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on its financial condition or results of operations.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways' provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. The parties stipulated to lift the automatic stay provided for in the Bankruptcy Code which could allow IFPC's and US Airways' claims to be fully litigated. US Airways is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on its financial condition or results of operations.

     On July 30, 1996, US Airways Group and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways Plc. (British Airways), BritAir Acquisition Corp., Inc., American Airlines, Inc. (American) and American's parent company, AMR Corp. The Company and US Airways claimed that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to US Airways Group and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between the US Airways Group and British Airways (the Investment Agreement). The lawsuit also claims that the defendants have committed violations of U.S. antitrust laws. In response to the defendants' Motion to Dismiss, the Court sustained US Airways' claims for breach of contract against British Airways. The Court dismissed the remaining claims against British Airways and all claims against American. On February 6, 1998, British Airways filed its answer to the complaint along with counterclaims against US Airways Group and US Airways. British Airways' counterclaims alleged that US Airways breached various provisions of the Investment Agreement and that US Airways breached the Code Share Agreement between British Airways and US Airways by providing certain allegedly confidential information to a third party. In addition, British Airways seeks a declaratory judgment regarding certain payment obligations under its wet lease arrangement with US Airways. British Airways claimed damages of $16.7 million for the termination of the code share relationship and an unspecified amount of damages for its remaining claims. US Airway is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on its financial condition or results of operations.

     In May 1995, US Airways Group, US Airways and the Retirement Income Plan for US Airways, Inc. (the Pilots Pension Plan) were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the Pilots Pension Plan provisions and erroneously calculated benefits under the Pilots' Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' Motion to Dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement under the Employee

Retirement Income Security Act. The plaintiffs have attempted to appeal the district court's dismissal before the U.S. Court of Appeals for the District of Columbia. In January of 1998, the Court of Appeals dismissed plaintiff's appeal for lack of jurisdiction because the lower court order was not final.

     In February of 1998 a purported class action complaint was filed by a travel agency in Puerto Rico against seven major U.S. airlines, including US Airways. The complaint alleges that the defendant airlines are undercompensating Puerto Rican travel agents in connection with the agents' sale of travel. The plaintiffs allege that the airlines are contractually obligated to pay a 10% commission and that the defendant airlines breached that contract as a result of the introduction of commission caps limiting commission payable with respect to a single trip to a stated dollar amount and reducing certain commissions to 8%. The plaintiffs have stated their damages for the class in the amount of $150 million. Given the early stage of this litigation, US Airways is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on its financial condition or results of operations.

     The City and County of San Francisco have sued a number of San Francisco International Airport tenants for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. The City has recently identified US Airways as a potentially responsible party, although the City has not amended the complaint to add US Airways as a defendant party. US Airways is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on its financial condition or results of operations.

     (d)  GUARANTEES

     As of December 31, 1997, US Airways guaranteed payments of debt and lease obligations of Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA), both wholly-owned subsidiaries of US Airways Group, totaling $63.9 million.

     US Airways also guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve airport and maintenance facilities. Under related lease arrangements, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the bonds. As of December 31, 1997 the principal amount of these bonds outstanding was $77.4 million.

     (e)  CONCENTRATION OF CREDIT RISK

     US Airways invests available cash in money market securities of various banks, commercial paper of financial institutions and other companies with high credit ratings and securities backed by the United States government.

     As of December 31, 1997, most of US Airways' receivables related to tickets sold to passengers through the use of major credit cards (45%) or to tickets sold by other airlines (18%) and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. US Airways does not believe it is subject to any significant concentration of credit risk.





7.  STOCKHOLDER'S EQUITY AND DIVIDEND RESTRICTIONS

     (a)  COMMON STOCK AND DIVIDEND RESTRICTIONS

     US Airways Group owns all of US Airways' outstanding common stock, par value $1 (US Airways Common Stock). US Airways' board of directors has not authorized the payment of dividends on US Airways' Common Stock since 1988.

     Currently, the amount of dividends that US Airways can pay on its common stock is materially limited by covenants contained in its 10% and 9 5/8% Senior Unsecured Notes. However, these covenants do not restrict US Airways from loaning or advancing funds to US Airways Group.

     US Airways, organized under the laws of the State of Delaware, may also be subject to certain legal restrictions on its ability to pay dividends on or repurchase or redeem its own shares of capital stock.

     (b)  UNREALIZED GAINS ON AVAILABLE-FOR-SALE SECURTITIES,
          NET OF INCOME TAX EFFECTS

      In accordance with SFAS 115, US Airways records an adjustment to Stockholder's Equity (Deficit) to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered "available-for-sale" under SFAS 115) and their respective carrying values at each balance sheet date.

     (c)  ADJUSTMENT FOR MINIMUM PENSION LIABILITY, NET OF INCOME TAX
          EFFECTS

     In accordance with SFAS 87, US Airways recorded an Adjustment for minimum pension liability as of December 31, 1997 and 1996. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan's assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholder's Equity (Deficit), net of income tax effects. See also Note 5(a).

8.  USAM's SALE OF CERTAIN INVESTMENTS

     As of December 31, 1996 and prior to the events described below, USAM owned 11% of the Galileo International Partnership (GIP) and approximately 21% of the Apollo Travel Services Partnership (ATS). GIP owned and operated the Galileo CRS and ATS marketed the Galileo CRS in the U.S. and Mexico.

     On July 30, 1997, Galileo completed an initial public offering (IPO) and used the proceeds, together with the proceeds of bank financing, to purchase ATS. Immediately preceding the IPO, GIP was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%. USAM received proceeds of $62.2 million and recognized a pre-tax gain of approximately $50 million from the sell-down of its interest in Galileo and received proceeds of $162.0 million and recognized a pre-tax gain of approximately $130 million in connection with the ATS sale.

     As of December 31, 1997, USAM owned approximately 6.7% of Galileo and 11% of GJP. USAM applies the provisions of SFAS 115 to account for its remaining investment in Galileo,

which is classified as "available-for-sale."

     USAM received distributions from GIP, GJP and ATS of $12.7 million, $1.0 million and $4.6 million, respectively, during 1997, and $4.1 million, $0.1 million and $44.5 million (including a special distribution from ATS of $33.7 million during the second quarter of 1996), respectively, during 1996. USAM also received a dividend of $0.4 million from Galileo during 1997.

9.  RELATED PARTY TRANSACTIONS

    (a)  PARENT COMPANY

    US Airways provides loans to US Airways Group which arise in the normal course of business and bear interest at market rates, which are reset quarterly. US Airways' net receivable from and net payable to US Airways Group for intercompany loan balances were $123.3 million and $159.0 million as of December 31, 1997 and 1996, respectively.

    US Airways is currently financing US Airways Group's purchase deposits for Airbus aircraft at a blended interest rate, which is reset quarterly, based upon US Airways' outstanding debt and capital lease obligations. The related receivable from US Airways Group was $86.2 million as of December 31, 1997.

     On December 30, 1997, US Airways Group purchased Shuttle, Inc. (Shuttle). US Airways provided the financing for this transaction at an interest rate of 7.5%, the balance of which is reflected in US Airways' balance sheet line item "Receivable from parent company."

     US Airways recorded net interest income of $0.5 million in 1997 and net interest expense of $19.7 million and $7.8 million in 1996 and 1995, respectively, related to the above transactions.

     (b)  REGIONAL AIRLINE SUBSIDIARIES OF US AIRWAYS GROUP

     Effective October 1, 1996, US Airways began purchasing all of the capacity (available seat miles or ASMs) generated by US Airways Group's three wholly-owned regional airline subsidiaries, Allegheny Airlines, Inc. (Allegheny), Piedmont and PSA, at a rate per ASM that is determined by US Airways on a monthly basis and, concurrently, recognizing revenues that result from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to produce the capacity. US Airways recognized US Airways Express transportation revenues of $604.5 million and $145.1 million and US Airways Express capacity purchases (expenses) of $485.9 million and $93.0 million in 1997 and the fourth quarter of 1996, respectively, related to this program.

     US Airways provides various services including passenger handling, contract training and catering. US Airways recognized other operating revenues of $54.6 million, $63.5 million and $46.5 million related to these services for the years 1997, 1996 and 1995, respectively. These regional airlines also perform passenger and ground handling for US Airways at certain airports for which US Airways recognized other operating expenses of $21.6 million, $18.7 million and $21.0 million for the years 1997, 1996 and 1995, respectively.

     US Airways also leases or subleases certain turboprop aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements of $8.3 million, $14.4 million and $18.7 million for the years 1997, 1996 and 1995, respectively. US Airways entered into a sale-leaseback arrangement with Allegheny during 1994 involving certain turboprop aircraft (in return, US Airways subleased these same aircraft back to

Allegheny). This arrangement was terminated in September 1996. US Airways recognized other operating expenses related to the lease of these aircraft from Allegheny of $6.0 million and $9.8 million for 1996 and 1995, respectively.

     US Airways' receivables from and payables to these regional airlines were $18.5 million and $36.7 million, respectively, as of December 31, 1997 and $17.3 million and $34.1 million, respectively, as of December 31, 1996. As a result of the capacity purchase program discussed above, liabilities related to tickets sold for travel on the regional airline subsidiaries are included in the US Airways' Traffic balances payable and unused tickets balance sheet line item.

As of December 31, 1997, US Airways receivables from and payables to Shuttle were $8.2 million and $7.1 million, respectively.

     (c)  OTHER US AIRWAYS GROUP SUBSIDIARIES

     US Airways leases certain aircraft to US Airways Group's wholly-owned subsidiary US Airways Leasing and Sales, Inc. (US Airways Leasing and Sales) (formerly USAir Leasing and Services, Inc.). US Airways Leasing and Sales subleases these aircraft to third parties. US Airways recognized other operating revenues related to these arrangements of $2.2 million, $4.3 million and $4.6 million for the years 1997, 1996 and 1995, respectively. US Airways receivable from US Airways Leasing and Sales was $21.2 million as of December 31, 1997 (primarily resulting from the transfer of income tax benefits as discussed in Note 5).

     US Airways purchases a portion of its aviation fuel from US Airways Group's wholly-owned subsidiary US Airways Fuel Corporation (Fuel Corp.) (formerly USAir Fuel Corporation), which acts as a fuel wholesaler to US Airways in certain circumstances. US Airways' aviation fuel purchases were $183.1 million, $205.9 million and $104.9 million for the years 1997, 1996 and 1995, respectively. US Airways' accounts payable to Fuel Corp. was $16.8 million and $17.4 million as of December 31, 1997 and 1996, respectively.

      (d)  BRITISH AIRWAYS

During 1993, US Airways Group and British Airways entered into an
Investment Agreement under which a wholly-owned subsidiary of British Airways purchased certain series of redeemable convertible preferred stock from US Airways Group and British Airways entered into code sharing and wet lease arrangements with US Airways.

     US Airways wet leased B767-200ER aircraft, including cockpit and cabin crews, to British Airways in order to serve three routes between the U.S. and London beginning in June 1993 and ending in May 1996. US Airways recognized other operating revenues of $12.6 million and $63.6 million for the years 1996 and 1995, respectively, related to these arrangements. These revenues were offset by an equal amount of other operating expenses. US Airways also has various agreements with British Airways for ground handling at certain airports, contract training and other services. US Airways recognized other operating revenues of $1.5 million for the first five months of 1997 and $5.8 million and $4.9 million for the years 1996 and 1995, respectively, related to services US Airways performed for British Airways.

     As of December 31, 1996, US Airways' receivables from and payables to British Airways were $8.0 million and $5.5 million, respectively. US Airways also has a long-term note receivable from British Airways related to three U.S. to London routes that US Airways relinquished at the time of implementation of a code sharing arrangement with British Airways. The balance of this note receivable was $40.7 million as of December 31, 1996. Payments began in December 1995 in conjunction with the termination of the first wet lease arrangement and are scheduled to continue through the year 2004.

    US Airways terminated the code share and other business arrangements between the two companies effective March 29, 1997. In addition, US Airways believes that British Airways held no ownership interest in US Airways Group after May 22, 1997.



10.  VALUATION AND QUALIFYING ACCOUNTS
                                                       Allowance For
                                               Uncollectible    Inventory
                                                  Accounts    Obsolescence
                                               -------------  ------------

                                                     (in thousands)

     Balance as of December 31, 1994             $ 9,222       $169,827
       Additions charged to expense                2,000          9,667
       Amounts charged to reserve                 (9,118)       (17,829)
                                                   -----         ------
     Balance as of December 31, 1995              12,104        161,665
       Additions charged to expense               11,000          9,440
       Amounts charged to reserve                (11,151)       (28,295)
                                                  ------         ------
     Balance as of December 31, 1996               1,953        142,810
       Additions charged to expense               13,900          9,329
       Amounts charged to reserve                 (8,406)        (9,458)
                                                  ------        -------
     Balance as of December 31, 1997             $17,447       $142,681
                                                  ======        =======

11.   SELECT QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                         -------     -------    -------     -------

                                       (in millions)
1997
Operating Revenues       $2,090      $2,208     $2,115       $2,087
Operating Income         $  174      $  259     $   85       $   68
Net Income               $  144      $  202     $  187       $  520

1996
Operating Revenues       $1,740      $1,994     $1,924       $2,047
Operating Income (Loss)  $   (9)     $  207     $   97       $   74
Net Income (Loss)        $  (55)     $  161     $   28       $   50

See also Notes 3, 8 and 12.

NOTE: The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.

12.  NONRECURRING ITEMS

     (a)  1997

     US Airways' results for 1997 include certain nonrecurring items: (i) $121.9 million recorded in Personnel costs (including a fourth quarter charge of $115.0 million related to an early retirement program for pilots (see also Note 5(a)) and a second quarter charge of $6.9 million related to estimated employee severance payments due to efficiency measures US Airways announced during May 1997); (ii) a $1.5 million credit recorded in Aircraft rent due to the reversal of previously accrued lease obligations upon the subleasing of an additional BAe-146 aircraft, recognized in the second quarter (see Note 12 (b) and 12 (c) below); (iii) $4.6 million recorded in Other rent and landing fees (including a third quarter charge of $1.7 million to write-down certain equipment to be disposed of and a second quarter charge of $2.9 million to write-off lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues), both related to the May 1997 efficiency measures); (iv) $89.1 million recorded in Depreciation and amortization (including a third quarter charges of $11.4 million related to the May 1997 efficiency measures to write-down certain equipment to be disposed of and a $59.3 million SFAS 121 impairment charge resulting from US Airways' September 1997 decision to retire its remaining DC-9-30 aircraft over the next several years, and second quarter charges of $0.3 million to write-off certain leasehold improvements and an $18.1 million SFAS 121 impairment charge to write-down certain DC-9-30 aircraft, both related to the May 1997 efficiency measures); and (v) $179.6 million recorded in Gains on sales of interests in affiliates which resulted from USAM's sale of certain investments as discussed in Note 8.

     (b)  1996

     US Airways' results for 1996 include two nonrecurring items recorded during the second quarter of 1996 related to its subleasing of 11 non-operating BAe-146 aircraft (see Note 12 (c) below). US Airways reversed $22.5 million of previously accrued rent obligations related to these aircraft against Aircraft rent expense and reversed $7.0 million against Aircraft maintenance expense related to previously accrued lease return provisions.

     (c)  1995

     In the fourth quarter of 1995, US Airways reversed $4.1 million of the $132.8 million nonrecurring charge related to its grounded BAe-146 fleet that was recorded in the fourth quarter of 1994. The reversal, a credit to Aircraft rent expense, reflects the successful remarketing by US Airways of three of these aircraft.

13.  SUBSEQUENT EVENTS

     In January 1998, US Airways Group announced plans to purchase up to 2.3 million shares of its common stock from time-to-time in open market or privately negotiated transactions. This program was authorized by US Airways Group's board of directors in conjunction with US Airways' agreement to provide up to 2.3 million stock options to its pilots in 1998. In February 1998, US Airways Group's board of directors announced certain actions aimed at increasing shareholder value, including the purchase from time-to-time in open market or privately negotiated transactions of up to $500 million of US Airways Group's common stock (in addition to the previously announced plan) and the retirement of certain debt obligations of US Airways totaling approximately $380 million, including US Airways 10% Senior Notes. During late February 1998, US Airways retired early certain debt obligations with a combined principal amount of $76.1 million (the transactions resulted in an immaterial net gain). US Airways expects to retire its 10% Senior Notes, which have a face amount of $300 million, during early Summer 1998. With respect to US Airways Group's stock buy-back program, US Airways has typically funded such activities of its parent company.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF US AIRWAYS GROUP.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 20, 1998 and is incorporated herein by reference. Information concerning executive officers of the Company is set forth in Part I, Item 1. of this report under the caption "Executive Officers" in reliance on General Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 20, 1998 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 20, 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 20, 1998 and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

The following documents are filed as part of this report:

CONSOLIDATED FINANCIAL STATEMENTS

(i) The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A. of this report:
     - Consolidated Statements of Operations for each of the three years ended December 31, 1997
     -  Consolidated Balance Sheets as of December 31, 1997 and
        1996
     - Consolidated Statements of Cash Flows for each of the three years ended December 31, 1997
     - Consolidated Statements of Changes in Stockholders' Equity (Deficit) for each of the three years ended December 31, 1997
     -  Notes to Consolidated Financial Statements



               (this space intentionally left blank)


(ii)  The following consolidated financial statements of US
      Airways, Inc. are included in Part II, Item 8B., of this report:

      - Consolidated Statements of Operations for each of the three years ended December 31, 1997
      -  Consolidated Balance Sheets as of December 31, 1997 and
         1996
      - Consolidated Statements of Cash Flows for each of the three years ended December 31, 1997
      - Consolidated Statements of Changes in Stockholder's Equity (Deficit) for each of the three years ended December 31, 1997
      -  Notes to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

EXHIBITS

Designation                        Description
-----------                         -----------

3.1 Restated Certificate of Incorporation of US Airways Group, Inc. (US Airways Group) (incorporated by reference to Exhibit 3.1 to US Airways Group's Registration Statement on Form 8-B dated January 27,
             1983), including the Certificate of Amendment dated May 13, 1987 (incorporated by reference to Exhibit
             3.1 to US Airways Group's and US Airways, Inc.'s (US Airways) Quarterly Report on Form 10-Q for the quarter ended March 31, 1987), the Certificate of Increase dated June 30, 1987 (incorporated by reference to Exhibit 3 to US Airways Group's and US Airways' Quarterly Report on Form 10-Q for the quarter ended June 30, 1987), the Certificate of Increase dated October 16, 1987 (incorporated by reference to Exhibit 3.1 to US Airways Group's and US Airways' Quarterly Report on Form 10-Q for the quarter ended September 30, 1987), the Certificate of Increase dated August 7, 1989 (incorporated by reference to Exhibit 3.1 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1989), the Certificate of Increase dated April 9, 1992 (incorporated by reference to Exhibit 3.1 to US Airways Group's and US Airways' Annual Report on Form 10-K for the year ended December 31, 1992), the Certificate of Increase dated January 21, 1993 (incorporated by reference to US Airways Group's and US Airways' Annual Report on Form 10-K for the year ended December 31, 1992), and the Certificate of Amendment dated May 26, 1993 (incorporated by reference to Appendix II to US Airways Group's Proxy Statement dated April 26,
             1993); and the Certificate of Ownership and Merger merging Nameco, Inc. into USAir Group, Inc. dated February 17, 1997 (incorporated by reference to
             Exhibit 3.1 to US Airways Group's Annual Report on Form 10-K for 1996).

3.2          By-Laws of US Airways Group.

3.3 Restated Certificate of Incorporation of US Airways (incorporated by reference to Exhibit 3.1 to US Airways' Registration Statement on Form 8-B dated January 27, 1983); and the Certificate of Amendment to Restated Certificate of Incorporation of USAir, Inc. dated February 17, 1997 (incorporated by reference to Exhibit 3.3 to US Airways' Annual Report on Form 10-K for 1996).


3.4          By-Laws of US Airways.

10.1         Purchase agreement dated October 31, 1997 between US
             Airways Group and AVSA, S.A.R.L., an affiliate of aircraft manufacturer Airbus Industry G.I.E.
             (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1997).

10.2 Purchase Agreement No. 1725 dated December 23, 1991 between US Airways and The Boeing Company
             (incorporated by reference to Exhibit 10.3 to US
             Airways Group's and US Airways' Annual Report on Form 10-K for the year ended December 31, 1991).

10.3 Supplemental Agreement No. 18, dated December 23, 1991, to Purchase Agreement No. 1102 between US Airways and The Boeing Company (incorporated by reference to Exhibit 10.2(c) to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1991).

10.4 Supplemental Agreement No. 17, dated November 28, 1990, to Purchase Agreement No. 1102 between US Airways and The Boeing Company (incorporated by reference to Exhibit 10.2(b) to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1990).

10.5 Supplemental Agreement No. 16, dated July 19, 1990, to Purchase Agreement No. 1102 between US Airways and The Boeing Company (incorporated by reference to
             Exhibit 10.2(a) to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1990).

10.6         Incentive Compensation Plan of US Airways Group, Inc.
             as amended and restated January 1, 1997.

10.7         US Airways, Inc. Supplementary Retirement Benefit
             Plan (incorporated by reference to Exhibit 10.5 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1989).

10.8 US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1994).

10.9         1997 Stock Incentive Plan of US Airways Group, Inc.
             as amended and restated as of November 18, 1997.

10.10        1996 Stock Incentive Plan of US Airways Group, Inc.
             as amended and restated as of November 18, 1997.

10.11 US Airways Group Nonemployee Director Stock Incentive Plan (incorporated by reference to Exhibit B to US
             Airways Group's Proxy Statement dated April 15,
             1996).

10.12        US Airways Group Nonemployee Director Deferred stock
             Unit Plan.

10.13 1992 Stock Option Plan of USAir Group (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated March 31, 1992).


10.14       1984 Stock Option and Stock Appreciation Rights
            Plan of USAir Group Inc. (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated March 30, 1984).

10.15 Amendment to Employment Agreement between US Airways and its former Senior Vice President-Finance and Chief Financial Officer (incorporated by reference to
            Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30,
            1997).

10.16 Employment Agreement between US Airways and its Chief Executive Officer. (incorporated by reference to Exhibit 10.11 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.17 Employment Agreement between US Airways and its President and Chief Operating Officer (incorporated by reference to Exhibit 10.12 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.18       Employment Agreement between US Airways and its
            Executive Vice President-Corporate Affairs and
            General Counsel (incorporated by reference to Exhibit
            10.13 to US Airways Group's Annual Report on Form
            10-K for the year ended December 31, 1995).

10.19       Agreement between US Airways and its Chief Executive
            Officer with respect to certain employment arrangements (incorporated by reference to Exhibit
            10.14 to US Airways Group's Annual Report on Form
            10-K for the year ended December 31, 1995).

10.20 Agreement between US Airways and its President and Chief Operating Officer with respect to certain employment arrangements (incorporated by reference to Exhibit 10.15 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.21 Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel with respect to certain employment arrangements (incorporated by reference to Exhibit 10.16 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.22       Employment Agreement between US Airways and its
            Executive Vice President-Human Resources
            (incorporated by reference to Exhibit 10.22 to US
            Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.23       Agreement between US Airways and its Chief Executive
            Officer providing supplemental retirement benefits
            (incorporated by reference to Exhibit 10.23 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.24 Agreement between US Airways and its President and Chief Operating Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.24 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.25       Agreement between US Airways and its Executive Vice
            President-Corporate Affairs and General Counsel providing supplemental retirement benefits
            (incorporated by reference to Exhibit 10.25 to US
            Airways Group's Annual Report

            on Form 10-K for the year ended December 31, 1995).

10.26 Employment Agreement between US Airways and its Executive Vice President-Human Resources providing retirement benefits (incorporated by reference to Exhibit 10.30 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

11 Computation of basic and diluted earnings per share of US Airways Group for each of the three years ended
            December 31, 1997.

21.1        Subsidiaries of US Airways Group.

21.2        Subsidiaries of US Airways.

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

27.1        Financial Data Schedule-US Airways Group.

27.2        Financial Data Schedule-US Airways.

REPORTS ON FORM 8-K

Date of Report               Subject of Report
--------------               -----------------

March 12, 1998     US Airways Group and the holders of the
                   Company's Series H Senior Cumulative
                   Convertible Preferred Stock (Series H Preferred
                   Stock), affiliates of Berkshire Hathaway, Inc., completed a transaction whereby the Series H
                   Preferred Stock was converted into 9,239,938 shares of the Company's common stock, $1.00 par value, and the Series H Preferred Stock was retired.

February 3, 1998   US Airways Group announced that its board of
                   directors had authorized the repurchase of up to $500 million of the Company's outstanding common stock, the redemption of the last of the Company's outstanding preferred stock issuances and the retirement of certain debt obligations as part of a wide-ranging plan to enhance shareholder value. Information related to the upcoming launch of a new low cost product called "MetroJet" was also released. MetroJet will commence operations on June 1, 1998.


                (table continued on following page)


                (table continued from previous page)


January 21, 1998   Consolidated statements of operations for both
                   the Company and US Airways for fourth quarter
                   1997 and full-year 1997, and select operating and financial statistics for US Airways.

November 19, 1997  Announcement that the company would purchase
                   Shuttle, Inc. (operating as "US Airways
                   Shuttle"), based upon a valuation of $285 million.


                         SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US AIRWAYS GROUP, INC. (REGISTRANT)

By:  /s/ Stephen M. Wolf                Date:  March 18, 1998
     -------------------
     Stephen M. Wolf, Chairman of
     the Board of Directors and
     Chief Executive Officer
     (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group, Inc. and in the capacities and on the dates indicated.

By:  /s/ Stephen M. Wolf                Date:  March 18, 1998
     -------------------
     Stephen M. Wolf, Chairman of
     the Board of Directors and
     Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ Terry L. Hall                  Date:  March 18, 1998
     -----------------
     Terry L. Hall, Chief Financial Officer
     (Principal Financial Officer)

By:  /s/ James A. Hultquist             Date:  March 18, 1998
     ----------------------
     James A. Hultquist, Controller
     (Principal Accounting Officer)

By:          *                          Date:  March 18, 1998
     -----------------
     Mathias J. DeVito, Director

By:          *                          Date:  March 18, 1998
     -----------------
     Rakesh Gangwal, Director

By:          *                          Date:  March 18, 1998
     -----------------
     George J. W. Goodman, Director

By:          *                          Date:  March 18, 1998
     -----------------
     John W. Harris, Director


           (table is continued on following page)


           (table is continued from previous page)


By:          *                          Date:  March 18, 1998
     -----------------
     Edward A. Horrigan, Jr., Director

By:          *                          Date:  March 18, 1998
     -----------------
     Robert L. Johnson, Director

By:          *                          Date:  March 18, 1998
     -----------------
     Robert LeBuhn, Director

By:          *                          Date:  March 18, 1998
     -----------------
     John G. Medlin, Jr., Director

By:          *                          Date:  March 18, 1998
     -----------------
     Hanne M. Merriman, Director

By:          *                          Date:  March 18, 1998
     -----------------
     Raymond W. Smith, Director

By:          *
     -----------------
     Terry L. Hall, Attorney-In-Fact


                           SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US AIRWAYS, INC. (REGISTRANT)

By:  /s/ Stephen M. Wolf                Date:  March 18, 1998
     -------------------
    Stephen M. Wolf, Chairman of
    the Board of Directors and
    Chief Executive Officer
    (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways, Inc. and in the capacities and on the dates indicated.

By:  /s/ Stephen M. Wolf                Date:  March 18, 1998
     -------------------
     Stephen M. Wolf, Chairman of
     the Board of Directors and
     Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ Terry L. Hall                  Date:  March 18, 1998
     -----------------
     Terry L. Hall, Chief Financial Officer
    (Principal Financial Officer)

By:  /s/ James A. Hultquist             Date:  March 18, 1998
     ----------------------
     James A. Hultquist, Controller
     (Principal Accounting Officer)

            (table is continued on following page)


            (table is continued from previous page)

By:          *                          Date:  March 18, 1998
     -----------------
     Mathias J. DeVito, Director

By:          *                          Date:  March 18, 1998
     -----------------
     Rakesh Gangwal, Director

By:          *                          Date:  March 18, 1998
     -----------------
     George J. W. Goodman, Director

By:          *                          Date:  March 18, 1998
     -----------------
     John W. Harris, Director

By:          *                          Date:  March 18, 1998
     -----------------
     Edward A. Horrigan, Jr., Director

By:          *                          Date:  March 18, 1998
     -----------------
     Robert L. Johnson, Director

By:          *                          Date:  March 18, 1998
     -----------------
     Robert LeBuhn, Director

By:          *                          Date:  March 18, 1998
     -----------------
     John G. Medlin, Jr., Director

By:          *                          Date:  March 18, 1998
     -----------------
     Hanne M. Merriman, Director

By:          *                          Date:  March 18, 1998
     -----------------
     Raymond W. Smith, Director

By:          *
     -----------------
     Terry L. Hall, Attorney-In-Fact








              (this space intentionally left blank)





