Form 10-Q
period 1998-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1998-05-11
CIK 701345, 714560

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                  or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

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

                     Yes     X             No
                           -----                -----
     As of April 30, 1998, there were outstanding approximately
100,884,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.


                         US AIRWAYS GROUP, INC.
                                  AND
                             US AIRWAYS, INC.
                                FORM 10-Q
                  QUARTERLY PERIOD ENDED MARCH 31, 1998


                           TABLE OF CONTENTS





Part I.   FINANCIAL INFORMATION
                                                            Page
                                                            ----
   Item 1A. Financial Statements - US Airways Group, Inc.

     Condensed Consolidated Statements of Operations
       - Three Months Ended March 31, 1998 and 1997          1
     Condensed Consolidated Balance Sheets
       - March 31, 1998 and December 31, 1997                2
     Condensed Consolidated Statements of Cash Flows
       - Three Months Ended March 31, 1998 and 1997          3
     Condensed Consolidated Statement of Changes in
         Stockholders' Equity
       - Three Months Ended March 31, 1998                   4
     Notes to Condensed Consolidated Financial Statements    5

   Item 1B.  Financial Statements - US Airways, Inc.

     Condensed Consolidated Statements of Operations
       - Three Months Ended March 31, 1998, and 1997         7
     Condensed Consolidated Balance Sheets
       - March 31, 1998 and December 31, 1997                8
     Condensed Consolidated Statements of Cash Flows
       - Three Months Ended March 31, 1998 and 1997          9
     Condensed Consolidated Statement of Changes in
         Stockholder's Equity
       - Three Months Ended March 31, 1998                  10
     Notes to Condensed Consolidated Financial Statements   11

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   12

Part II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                18

   Item 6. Exhibits and Reports on Form 8-K                 19

SIGNATURES                                                  19






                     US Airways Group, Inc.
         Condensed Consolidated Statements of Operations
      Three Months Ended March 31, 1998 and 1997 (unaudited)
             (in millions, except per share amounts)



                                              1998         1997
                                              ----         ----
Operating Revenues
  Passenger transportation                   $1,858       $1,897
  Cargo and freight                              43           44
  Other                                         162          160
                                              -----        -----
    Total Operating Revenues                  2,063        2,101

Operating Expenses
  Personnel costs                               749          757
  Aviation fuel                                 167          225
  Commissions                                   124          145
  Aircraft rent                                 111          121
  Other rent and landing fees                   108          100
  Aircraft maintenance                          114           97
  Depreciation and amortization                  72           77
  Other, net                                    426          403
                                              -----        -----
    Total Operating Expenses                  1,871        1,925
                                              -----        -----
  Operating Income                              192          176

Other Income (Expense)
  Interest income                                30           24
  Interest expense                              (63)         (65)
  Interest capitalized                            5            3
  Equity in earnings of affiliates                -           13
  Other, net                                      1           14
                                              -----        -----
    Other Income (Expense), Net                 (27)         (11)
                                              -----        -----

Income Before Taxes                             165          165
  Provision (Credit) for Income Taxes            67           12
                                              -----        -----
Net Income                                       98          153
  Preferred Dividend Requirement                 (6)         (21)
                                              -----        -----
Earnings Applicable to Common Stockholders   $   92       $  132
                                              =====        =====

Earnings per Common Share
  Basic                                      $ 0.98       $ 2.05
  Diluted                                    $ 0.96       $ 1.45

Shares Used for Computation
  Basic                                          94           64
  Diluted                                       103          105


See accompanying Notes to Condensed Consolidated Financial
Statements.


                      US Airways Group, Inc.
              Condensed Consolidated Balance Sheets
        March 31, 1998 (unaudited) and December 31, 1997
          (dollars in millions, except per share amount)

                                              March      December
                                                31,         31,
                                               1998        1997
                                               ----        ----
  ASSETS
Current Assets
  Cash                                      $    19     $    18
  Cash equivalents                            1,194       1,076
  Short-term investments                        868         870
  Receivables, net                              426         300
  Materials and supplies, net                   223         226
  Deferred income taxes                         122         147
  Prepaid expenses and other                    118         140
                                              -----       -----
      Total Current Assets                    2,970       2,777
Property and Equipment
  Flight equipment                            5,217       5,221
  Ground property and equipment                 872         876
  Less accumulated depreciation
     and amortization                        (2,541)     (2,527)
                                              -----       -----
                                              3,548       3,570
  Purchase deposits                             172         155
                                              -----       -----
      Total Property and Equipment, Net       3,720       3,725
Other Assets
  Goodwill, net                                 611         616
  Other intangibles, net                        378         371
  Investment in marketable equity
    securities                                  268         190
  Deferred income taxes                         248         270
  Other assets, net                             475         423
                                              -----       -----
      Total Other Assets                      1,980       1,870
                                              -----       -----
                                            $ 8,670     $ 8,372
                                              =====       =====

  LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt      $   482     $   186
  Accounts payable                              401         323
  Traffic balances payable and unused
    tickets                                     916         707
  Accrued aircraft rent                         407         509
  Accrued salaries, wages and vacation          287         311
  Other accrued expenses                        498         492
                                              -----       -----
      Total Current Liabilities               2,991       2,528
Long-Term Debt, Net of Current Maturities     2,031       2,426
Deferred Credits and Other Liabilities
  Deferred gains, net                           326         333
  Postretirement benefits other than
    pensions, noncurrent                      1,191       1,173
  Noncurrent employee benefit liabilities
    and other                                   888         829
                                              -----       -----
        Total Deferred Credits and Other
          Liabilities                         2,405       2,335
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred
  Stock
    Series H, no par value, 358,000 shares
      issued and outstanding as of December
      31, 1997                                    -         358
Stockholders' Equity
  Common stock, par value $1 per share,
    authorized 150,000,000 shares, issued
    101,095,000 and 91,482,000 shares,
    respectively                                 101         91
  Paid-in capital                              2,285      1,906
  Retained earnings (deficit)                 (1,188)    (1,280)
  Common stock held in treasury, at cost,
    39,929 shares as of December 31, 1997          -         (3)
  Deferred compensation                         (100)       (80)
  Accumulated other comprehensive income,
    net of income tax effects                    145         91
                                               -----      -----
        Total Stockholders' Equity             1,243        725
                                               -----      -----
                                             $ 8,670    $ 8,372
                                               =====      =====

See accompanying Notes to Condensed Consolidated Financial
Statements.

                      US Airways Group, Inc.
           Condensed Consolidated Statements of Cash Flows
        Three Months Ended March 31, 1998 and 1997 (unaudited)
                          (in millions)

                                                    1998    1997
                                                    ----    ----

Cash and Cash equivalents at beginning of period  $1,094    $951
                                                   -----     ---
Cash flows from operating activities
  Net income                                          98     153
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                   72      77
      Losses (gains) on dispositions of property      (3)    (14)
      Amortization of deferred gains and credits      (6)     (8)
      Other                                           11       -
      Changes in certain assets and liabilities
        Decrease (increase) in receivables          (126)   (114)
        Decrease (increase) in materials and
          supplies, prepaid expenses and
          pension assets                             (17)    (11)
        Decrease (increase) in deferred income
          tax assets                                  19       -
        Increase (decrease) in traffic balances
          payable and unused tickets                 209     223
        Increase (decrease) in accounts payable
          and accrued expenses                        20    (333)
        Increase (decrease) in postretirement
          benefits other than pensions, noncurrent    18      19
                                                   -----     ---
            Net cash provided by (used for)
              operating activities                   295      (8)

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net   (42)     (6)
  Additions to other property                        (46)    (38)
  Proceeds from dispositions of property              56      41
  Decrease (increase) in short-term investments        4      36
  Decrease (increase) in restricted cash
    and investments                                  (52)      9
  Other                                                1       1
                                                   -----     ---
            Net cash provided by (used for)
              investing activities                   (79)     43

Cash flows from financing activities
  Principal payments on long-term debt               (99)    (29)
  Issuances of Common Stock                            7       4
  Sales of treasury stock                              1       1
  Dividends paid on preferred stock                   (6)    (93)
                                                   -----     ---
            Net cash provided by (used for)
              financing activities                   (97)   (117)
                                                   -----     ---
Net increase (decrease) in Cash and
  Cash equivalents                                   119     (82)
                                                   -----     ---
Cash and Cash equivalents at end of period        $1,213    $869
                                                   =====     ===

Noncash investing and financing activities
  Conversion of preferred stock into Common Stock $ 358 $ - Net unrealized gain on available-for-sale
    securities, net of income tax effects         $   51    $  -
  Treasury stock acquired for tax withholding
    on employee stock grants                      $    -    $  1
  Dividends declared on preferred stock, but not
    paid during period                            $    -    $ 51

Supplemental Information
  Cash paid during the period for interest, net
    of amount capitalized                         $   80    $ 84
  Net cash paid during the period for
    income taxes                                  $    2    $  1

See accompanying Notes to Condensed Consolidated Financial
Statements.


                                               US Airways Group, Inc.
                           Condensed Consolidated Statement of Changes in Stockholders' Equity
                                    Three Months Ended March 31, 1998 (unaudited)
                                   (dollars in millions, except per share amounts)

                                                                       Accumulated other comprehensive
                                                                       income, net of income tax effects
                                                                       ----------------------------------
                                     Retained      Common    Deferred  Unrealized gain      Adjustment           Compre-
                  Common   Paid-in   earnings    stock held   compen-  on available-for-   for minimum           hensive
                   stock   capital   (deficit)   in treasury  sation   sale securities  pension liability  Total  income
                   -----   -------    -------    -----------  ------   ---------------  -----------------  -----  ------
Balance as of
  December 31, 1997  $91    $1,906   $(1,280)        $(3)     $ (80)        $104              $(13)         $725    $  -

Conversion of
  358,000 shares of
  Series H Preferred
  Stock                9       349         -           -          -            -                 -           358       -

Grant of 16,000
  shares of nonvested
  stock and 2,300,000
  stock options        -        25         -           -        (25)           -                 -             -       -

Reversion of 38,720
  shares of nonvested
  stock previously
  granted              -        (1)        -           -          1            -                 -             -       -

Acquisition of 1,226
  shares of common
  stock from certain
  employees            -         -         -           -          -            -                 -             -       -

Exercise of 436,465
  stock options        1         6         -           3          -            -                 -            10       -

Dividends declared
  (preferred stock)
  Series H - $18.50
  per share            -         -        (6)          -          -            -                 -            (6)      -

Amortization of
  deferred
  compensation         -         -         -           -          4            -                 -             4       -

Unrealized gain on
  available-for-sale
  securities, net of
  income tax effects   -         -         -           -          -           51                 -            51      51

Adjustment for
  minimum pension
  liability, net of
  income tax effects   -         -         -           -          -            -                 3             3       3

Net income             -         -        98           -          -            -                 -            98      98
                     ---     -----     -----         ---        ---          ---                --         -----     ---

Balance as of
  March 31, 1998    $101    $2,285   $(1,188)       $  -      $(100)        $155              $(10)       $1,243
                     ===     =====     =====         ===        ===          ===                ==         =====

Total comprehensive income for the three months ended March 31, 1998                                                $152
                                                                                                                     ===

See accompanying Notes to Condensed Consolidated Financial Statements.


                     US AIRWAYS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


1.  BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries US Airways, Inc. (US Airways), Shuttle, Inc., Allegheny Airlines, Inc., Piedmont Airlines, Inc., PSA Airlines, Inc., US Airways Leasing and Sales, Inc., US Airways Fuel Corporation and Material Services Company, Inc.

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

     Certain 1997 amounts have been reclassified to conform with 1998 classifications.

     These interim period Condensed Consolidated Financial
Statements should be read in conjunction with the Consolidated
Financial Statements contained in the Company's Annual Report on
Form 10-K for the year ended December 31, 1997.

2.  EARNINGS PER COMMON SHARE

     Earnings per Common Share (EPS) is presented on both a basic and diluted basis in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS is computed by dividing net income, after deducting preferred stock dividend requirements, by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and to the assumed conversion of any dilutive convertible preferred stock issuance. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):

                                              Three Months Ended
                                                March 31, 1998
                                              ------------------
Earnings applicable to common stockholders:
  Earnings applicable to common stockholders (basic)    $   92
  Preferred dividend requirement                             6
                                                         -----
Earnings applicable to common stockholders (diluted)    $   98
                                                         =====
Common shares:
  Weighted average common shares outstanding (basic)        94
  Incremental shares related to outstanding stock options    2
  Incremental shares related to convertible preferred
    stock issuance                                           7
                                                         -----
  Weighted average common shares outstanding (diluted)     103
                                                         =====

Earnings per Common Share:
  Basic                                                 $ 0.98
  Diluted                                               $ 0.96

     Note: The numbers in the table on the preceding page may not recalculate due to rounding. See Note 4. below related to the conversion of the Company's Series H Preferred Stock into common stock.


3.  COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events which change stockholders' equity.

     As presented in the accompanying Condensed Consolidated Statement of Changes in Stockholders' Equity, the Company recognized comprehensive income of $152 million for the three months ended March 31, 1998, including net income of $98 million and other comprehensive income of $54 million, as detailed in the table below (millions):

                                         Before    Tax      Net
                                          tax    effects  of tax
                                        effects (expense) effects
                                        -------  -------  -------
Unrealized gain on available-for-sale
  securities:
    Unrealized gains arising during
      the period                            $78     $(27)     $51
    Reclassification adjustment for
      gains/losses included in net
      income during the period                -        -        -
                                            ---     ----      ---
    Net unrealized gains                     78      (27)      51
Adjustment for minimum pension liability      -        3        3
                                            ---     ----      ---

Other comprehensive income                  $78     $(24)     $54
                                            ===    =====      ===

    The Company's other comprehensive income for the three months ended March 31, 1997 was immaterial.

4.  REDEEMABLE PREFERRED STOCK

     The Company paid dividends totaling $6.6 million on its Series H Preferred Stock during 1998 prior to the holders converting those shares into 9.2 million shares of the Company's
Common Stock on March 12, 1998. The Company subsequently retired its Series H Preferred Stock.

5.  SUBSEQUENT EVENTS

     In September 1997, The Boeing Company (Boeing) filed suit against US Airways in state court in King County, Washington seeking unspecified damages, estimated at approximately $220 million, for alleged breach of two aircraft purchase agreements concerning, respectively, eight B757-200 aircraft and 40 B737-Series aircraft. On October 31, 1997, US Airways filed an answer and counterclaims to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $35 million in equipment purchase deposits. On April 23, 1998 the parties reached a settlement terminating all obligations with respect to both purchase agreements. Pursuant to the settlement, the litigation has been dismissed with prejudice as to both Boeing's claims and US Airways' counterclaims.


                        US Airways, Inc.
         Condensed Consolidated Statements of Operations
     Three Months Ended March 31, 1998 and 1997 (unaudited)
                         (in millions)

                                             1998           1997
                                             ----           ----
Operating Revenues
  Passenger transportation                  $1,677        $1,753
  US Airways Express transportation revenues   149           145
  Cargo and freight                             42            43
  Other                                        163           149
                                             -----         -----
    Total Operating Revenues                 2,031         2,090

Operating Expenses
  Personnel costs                              697           716
  Aviation fuel                                l54           213
  Commissions                                  113           136
  Aircraft rent                                 96           106
  Other rent and landing fees                   99            96
  Aircraft maintenance                          92            81
  Depreciation and amortization                 65            73
  US Airways Express capacity purchases        125           121
  Other, net                                   401           374
                                             -----         -----
    Total Operating Expenses                 1,842         1,916
                                             -----         -----

    Operating Income                           189           174

Other Income (Expense)
  Interest income                               39            24
  Interest expense                             (63)          (67)
  Interest capitalized                           3             3
  Equity in earnings of affiliates               -            13
  Other, net                                     1            14
                                             -----         -----
        Other Income (Expense), Net            (20)          (13)
                                             -----         -----
Income Before Taxes                            169           161
  Provision (Credit) for Income Taxes           68            17
                                             -----         -----
Net Income                                  $  101        $  144
                                             =====         =====


See accompanying Notes to Condensed Consolidated Financial
Statements.


                         US Airways, Inc.
               Condensed Consolidated Balance Sheets
         March 31, 1998 (unaudited) and December 31, 1997
          (dollars in millions, except per share amount)


                                             March       December
                                               31,          31,
                                              1998         1997
                                              ----         ----
  ASSETS
Current Assets
  Cash                                     $    18      $    17
  Cash equivalents                           1,193        1,075
  Short-term investments                       868          870
  Receivables, net                             420          296
  Receivables from related parties, net        196          195
  Materials and supplies, net                  199          200
  Deferred income taxes                        124          150
  Prepaid expenses and other                   112          132
                                             -----        -----
          Total  Current Assets              3,130        2,935
Property and Equipment
  Flight equipment                           4,961        4,968
  Ground property and equipment                845          851
  Less accumulated depreciation
    and amortization                        (2,438)      (2,429)
                                             -----        -----
                                             3,368        3,390
  Purchase deposits                             70           70
                                             -----        -----
          Total Property and Equipment, Net  3,438        3,460
Other Assets
  Goodwill, net                                469          473
  Other intangibles, net                       291          283
  Investment in marketable equity securities   268          190
  Receivable from parent company               214          210
  Deferred income taxes                        198          221
  Other assets, net                            566          493
                                             -----        -----
          Total Other Assets                 2,006        1,870
                                             -----        -----
                                           $ 8,574      $ 8,265
                                             =====        =====

  LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt     $   482      $   186
  Accounts payable                             383          297
  Traffic balances payable and unused tickets  912          702
  Accrued aircraft rent                        405          496
  Accrued salaries, wages and vacation         281          306
  Other accrued expenses                       467          463
                                             -----        -----
          Total Current Liabilities          2,930        2,450
Long-Term Debt, Net of Current Maturities    2,030        2,425
Deferred Credits and Other Liabilities
  Deferred gains, net                          324          330
  Postretirement benefits other than
    pensions, noncurrent                     1,169        1,152
  Noncurrent employee benefit liabilities
    and other                                  864          806
                                             -----        -----
          Total Deferred Credits and Other
            Liabilities                      2,357        2,288
Commitments and Contingencies
Stockholder's Equity
  Common stock, par value $1 per share,
    authorized 1,000 shares, issued and
    outstanding 1,000 shares                     -            -
      Paid-in capital                        2,425        2,425
      Retained earnings (deficit)           (1,313)      (1,414)
      Accumulated other comprehensive income,
        net of income tax effects              145           91
                                             -----        -----
          Total Stockholder's Equity         1,257        1,102
                                             -----        -----
                                           $ 8,574      $ 8,265
                                             =====        =====


See accompanying Notes to Condensed Consolidated Financial
Statements.


                         US Airways, Inc.
           Condensed Consolidated Statements of Cash Flows
        Three Months Ended March 31, 1998 and 1997 (unaudited)
                          (in millions)



                                                 1998       1997
                                                 ----       ----

Cash and Cash equivalents at beginning
  of period                                    $1,092     $  950
Cash flows from operating activities
  Net income                                      101        144
  Adjustments to reconcile net income to net
    cash provided by (used for) operating
    activities
      Depreciation and amortization                65         73
      Losses (gains) on dispositions of property   (3)       (14)
      Amortization of deferred gains and credits   (7)        (7)
      Other                                       (14)        (1)
      Changes in certain assets and liabilities
        Decrease (increase) in receivables       (112)      (119)
        Decrease (increase) in materials and
          supplies, prepaid expenses and pension
          assets                                  (20)       (16)
        Decrease (increase) in deferred income
          tax assets                               21          -
        Increase (decrease) in traffic balances
          payable and unused tickets              210        223
        Increase (decrease) in accounts payable
          and accrued expenses                     35       (402)
        Increase (decrease) in postretirement
          benefits other than pensions,
          noncurrent                               17         20
                                                -----      -----
            Net cash provided by (used for)
              operating activities                293        (99)

Cash flows from investing activities
  Aircraft acquisitions and purchase
    deposits, net                                 (21)        (6)
  Additions to other property                     (45)       (36)
  Proceeds from dispositions of property           56         40
  Decrease (increase) in short-term investments     4         36
  Decrease (increase) in restricted cash and
    investments                                   (52)         9
  Funding of parent company's aircraft purchase
    deposits                                      (17)         -
  Other                                             -          2
                                                -----      -----
            Net cash provided by (used for)
              investing activities                (75)        45

Cash flows from financing activities
  Principal payments on long-term debt            (99)       (29)
                                                -----      -----
            Net cash provided by (used for)
              financing activities                (99)       (29)
                                                -----      -----
Net increase (decrease) in Cash and Cash
  equivalents                                     119        (83)
                                                -----      -----
Cash and Cash equivalents at end of period     $1,211     $  867
                                                =====      =====


Noncash investing and financing activities
  Net unrealized gain on available-for-sale
    securities, net of income tax effects      $   51     $    -

Supplemental Information
  Cash paid during the period for interest,
    net of amount capitalized                  $   80     $   84
  Net cash paid during the period for income
    taxes                                      $    1     $    1


See accompanying Notes to Condensed Consolidated Financial
Statements.


US Airways, Inc.
Condensed Consolidated Statement of Changes in Stockholder's Equity
Three Months Ended March 31, 1998 (unaudited)
(in millions)




                                                                   Accumulated other comprehensive
                                                                  income, net of income tax effects
                                                                 -----------------------------------
                                                      Retained    Unrealized gain      Adjustment                Compre-
                                   Common   Paid-in   earnings   on available-for-    for minimum                hensive
                                    stock   capital   (deficit)   sale securities  pension liability    Total    income
                                   ------   -------   --------   ----------------- -----------------    -----    -------
Balance as of December 31, 1997    $    -   $ 2,425   $ (1,414)      $   104           $   (13)       $ 1,102    $    -

Unrealized gain on
  available-for-sale securities,
  net of income tax effects             -         -          -            51                 -             51        51

Adjustment for minimum
  pension liability, net of
  income tax effects                    -         -          -             -                 3              3         3

Net income                              -         -        101             -                 -            101       101
                                    -----    ------    -------        ------            ------         ------     -----

Balance as of March 31, 1998       $    -   $ 2,425   $ (1,313)      $   155           $   (10)       $ 1,257
                                    =====    ======    =======        ======            ======         ======

Total comprehensive income for the three months ended March 31, 1998                                             $  155
                                                                                                                  =====


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

     Certain 1997 amounts have been reclassified to conform with 1998 classifications.

     These interim period Condensed Consolidated Financial
Statements should be read in conjunction with the Consolidated
Financial Statements contained in US Airways' Annual Report on
Form 10-K for the year ended December 31, 1997.

2.  COMPREHENSIVE INCOME

     US Airways adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events which change stockholder's equity.

     As presented in the accompanying Condensed Consolidated Statement of Changes in Stockholder's Equity, US Airways recognized comprehensive income of $155 million for the three months ended March 31, 1998, including net income of $101 million and other comprehensive income of $54 million, as detailed in the table below (millions):



                                    Before      Tax       Net
                                     tax      effects    of tax
                                   effects   (expense)   effects
                                   -------   ---------   -------

Unrealized gain on available-
  for-sale securities:
     Unrealized gains arising
       during the period            $   78     $  (27)    $   51
     Reclassification adjustment
       for gains/losses included
       in net income during the
       period                            -          -          -
                                     -----      -----      -----
     Net unrealized gains               78        (27)        51
Adjustment for minimum pension
  liability                              -          3          3
                                     -----      -----      -----

Other comprehensive income          $   78     $  (24)    $   54
                                     =====      =====      =====

     US Airways' other comprehensive income for the three months ended March 31, 1997 was immaterial.

3.  SUBSEQUENT EVENTS

     Please refer to Note 5. in US Airways Group's Notes to
Condensed Consolidated Financial Statements on page 6 of this report.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

                       General Information

     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.'s (US Airways Group or the Company) and US Airways, Inc.'s (US Airways) Annual Report to the United States Securities and Exchange Commission
(SEC) on Form 10-K for the year ended December 31, 1997. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company and US Airways, but rather updates disclosures made in the aforementioned filing.

     Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking information include: economic conditions, labor costs, aviation fuel costs, competitive pressures on product pricing-particularly from lower-cost competitors, weather conditions, government legislation, consumer perceptions of the Company's products, demand for air transportation in the markets in which the Company operates and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking information, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

     Except where noted, the following discussion relates primarily to the financial condition, results of operations and future prospects of US Airways. US Airways is the Company's principal operating subsidiary, accounting for approximately 91% of the Company's consolidated operating revenues for the first three months of 1998. US Airways' financial results include the financial results of its wholly-owned subsidiary USAM Corp.
(USAM).

                       Financial Overview

     For the first quarter of 1998, the Company's operating revenues were $2.06 billion, operating income was $192.1 million, net income was $98.3 million and earnings per common share (EPS) was $0.98 for basic and $0.96 for diluted. For the comparative period in 1997, the Company's operating revenues were $2.10 billion, operating income was $175.6 million, net income was $152.7 million and EPS was $2.05 for basic and $1.45 for diluted. The Company's results for the first quarter of 1998 include the results of Shuttle, Inc. (Shuttle), which the Company acquired on December 30, 1997, and the effects of a significant change in the Company's income tax position, as discussed under "Results of Operations" below.

     The same factors which contributed to the Company's record financial performance for 1997 continued into the first quarter of 1998, including relatively favorable domestic economic and industry conditions, overall favorable capacity and pricing trends in markets served by the Company's airline subsidiaries, improved operating performance, recent marketing efforts undertaken by the Company and the positive influence of certain revenue enhancement and cost-reduction initiatives. See "Results of Operations" below for additional information.

            Update on US Airways' Competitive Position

     On April 23, 1998, US Airways and American Airlines, Inc. (American) announced an innovative marketing relationship that will give customers of both companies important new benefits, including combined access to both frequent traveler programs: US Airways' Dividend Miles and American's AAdvantage. The marketing relationship permits air travelers to take advantage of US Airways' strong East Coast presence and American's strength in other domestic markets and in international markets. Under the alliance, members who belong to both Dividend Miles and AAdvantage will be able to combine miles from both to claim an award for travel on either airline. AAdvantage members will be able to use their miles to claim awards on US Airways and likewise, Dividend Miles members will be able to use their program miles to claim awards on American. AAdvantage members will also be able to earn AAdvantage miles as well as Dividend Miles on certain US Airways Shuttle flights. The two airlines also have agreed to allow reciprocal access to both airlines' airport clubs-US Airways Clubs and American's Admirals Club. Both US Airways and American expect to implement the linkages between their frequent traveler programs by late Summer 1998.

     The two airlines also believe that "code-sharing" on certain flights will be beneficial to their customers, employees and shareholders. Because certain types of code-sharing are subject to provisions in the labor contracts of both companies, the issue will be addressed in further discussions between US Airways and its pilots and American and its pilots. Code-sharing on the regional air carriers of both airlines, US Airways Express and American Eagle, is expected to be implemented shortly on certain flight segments.

     The level of low cost, low fare competition confronting the Company's airline subsidiaries increased marginally versus the level reported in the Company's Form 10-K for the year ended December 31, 1997. Southwest Airlines Co. expanded its operations at Baltimore/Washington International Airport (BWI) in April 1998 and will begin operations at Manchester (New Hampshire) during June 1998. Delta Express, the low cost, low fare product offered by Delta Air Lines, Inc., increased its operating fleet by 3 aircraft to 28 aircraft effective May 1, 1998. Delta Express operates in primarily Eastern U.S. markets.

     US Airways' competitive response to low cost, low fare competition, "MetroJet," commences operations on June 1, 1998. MetroJet operations will be centered at BWI initially with five dedicated aircraft, with service to Cleveland, Providence, Ft. Lauderdale and Manchester. MetroJet will begin operating between BWI and Tampa-St. Petersburg, Miami and Jacksonville (Florida) on July 6, 1998 and between BWI and Orlando on August 3, 1998. The Company's growth plans for MetroJet include MetroJet operating up to 20 aircraft by the end of 1998.

     US Airways added additional transatlantic service during April 1998, including Philadelphia-London (Gatwick Airport) and Philadelphia-Amsterdam. US Airways has announced that it will begin Pittsburgh-Paris service on October 1, 1998. US Airways continues to seek approval from Italian authorities to operate Philadelphia-Milan service and has filed with the U.S. Department of Transportation (DOT) for authority to serve London's Heathrow Airport (Heathrow) from Boston, Charlotte, Philadelphia and Pittsburgh. US Airways anticipates moving its operations at Gatwick Airport to Heathrow at the earliest possible convenience (the availability of operating rights at Heathrow is currently constrained by the bilateral aviation treaty between the U.S. and the United Kingdom).

     On April 22, 1998, US Airways announced that it had postponed its service to London's Gatwick Airport from Charlotte, citing "unlawful" behavior by the U.K. in refusing to grant commercially viable landing rights for the flight, which was scheduled to begin May 7, 1998. US Airways has a formal complaint pending before the DOT over the landing rights issue, noting that the bilateral aviation agreement between the U.S. and the U.K. guarantees U.S. air carriers a "fair and equal opportunity to compete" with U.K. air carriers. The Company does not believe that US Airways' postponement of its Charlotte-London service will have a material adverse impact on the Company's results of operations or financial condition. US Airways is unable to predict the outcome of this matter, including the timing of its resolution.

                       Other Information

     In September 1997, The Boeing Company (Boeing) filed suit against US Airways in state court in King County, Washington seeking unspecified damages, estimated at approximately $220 million, for alleged breach of two aircraft purchase agreements concerning, respectively, eight B757-200 aircraft and 40 B737-Series aircraft. On October 31, 1997, US Airways filed an answer and counterclaims to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $35 million in equipment purchase deposits. On April 23, 1998 the parties reached a settlement terminating all obligations with respect to both purchase agreements. Pursuant to the settlement, the litigation has been dismissed with prejudice as to both Boeing's claims and US Airways' counterclaims.

Results of Operations

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1A. of this report) and in selected US Airways operating and financial statistics. Except where noted, operating statistics referred to in this section are for scheduled service only.

               Three Months Ended March 31, 1998
                      Compared with the
               Three Months Ended March 31, 1997

     As mentioned above, the Company purchased Shuttle on December 30, 1997. Because the Company's acquisition of Shuttle was accounted for using the "purchase method," only Shuttle's financial results post-acquisition are included in the Company's results of operations. On an unconsolidated basis, Shuttle's operating revenues were approximately $40 million for the first quarter of 1998. Shuttle operates under the trade name "US Airways Shuttle."

Operating Revenues-Passenger transportation decreased $39.3 million or 2.1%, which included a $76.5 million decrease attributable to US Airways' operations (see discussion under "Selected US Airways Operating and Financial Statistics") partially offset by the effects of including Shuttle's financial results for the first quarter of 1998. Other operating revenues increased marginally primarily as the result of higher revenues from partners in US Airways' Dividend Miles program offset by lower aviation fuel sales by Material Services Corp. to franchised US Airways Express air carriers.

Operating Expenses-US Airways' Personnel costs decreased $18.5 million or 2.6% linked primarily to a decrease in full-time equivalent employees, including the late December 1997 transfer of approximately 670 US Airways employees to The Sabre Group
(TSG) as a result of US Airways' information services management agreement with TSG (see also Other operating expenses below). The inclusion of Shuttle's personnel costs for the first quarter of 1998 partially offset the personnel costs decrease at US Airways. Aviation fuel decreased significantly due to lower average fuel prices and a slight decrease in gallons of aviation fuel consumed. Commissions also decreased significantly reflecting the revised commission rate structure the Company established in September 1997. Aircraft rent decreased $10.0 million or 8.3% due primarily to a rent expense adjustment US Airways recorded during the first quarter of 1997 related to certain F28-4000 aircraft. Aircraft maintenance increased $17.3 million or 17.8%. US Airways entered into a ten-year maintenance agreement with Rolls Royce Canada Limitee during December 1997 covering US Airways' jet engines originally manufactured by Rolls Royce Plc. Because the new contract is based on a per-flight-hour cost (as opposed to the cost of time and materials when the jet engines are actually serviced), the timing of certain expenses related to the maintenance of these jet engines also changed. Depreciation and amortization decreased $5.0 million or 6.5% reflecting
US Airways' sale of information systems and related assets to TSG in early January 1998 as part of its information services management agreement with TSG. Other, net increased $22.3 million or 5.5% due primarily to expenses associated with US Airways' information services management contract with TSG. The Company continues to experience costs associated with the conversion of the information technologies services previously provided by US Airways on its own behalf to similar services provided by TSG. In addition, the Company's Other, net operating expenses for first quarter 1998 also reflect certain expenses which were recognized in Personnel costs and Depreciation and amortization prior to US Airways' arrangement with TSG (see Personnel costs and Depreciation and amortization above).

Other Income (Expense)- The decrease in Equity in earnings of affiliates results from USAM discontinuing the equity method of accounting for certain investments in July 1997. The increase in Interest capitalized reflects activity related to the Company's aircraft acquisition agreement with a subsidiary of Airbus Industrie G.I.E. (Airbus). Other, net activity during first quarter 1997 included gains totaling $16.6 million related to US Airways' sale of nine B737-200 and one F28-4000 aircraft.

Provision (Credit) for Income Taxes-The Company's effective income tax rate for financial reporting purposes increased substantially as the result of the Company recognizing certain income tax benefits during the fourth quarter of 1997. However, the effective tax rate at which the Company expects to pay income taxes continues to be approximately 25%.

Preferred Dividend Requirement-The Company paid dividends totaling $6.6 million on its Series H Preferred Stock (formerly the Series A Preferred Stock) during 1998 prior to the holders converting those shares into 9.2 million shares of the Company's Common Stock on March 12, 1998. In addition to dividends on the Series H Preferred Stock, the preferred dividend requirement of $20.9 million for the first quarter of 1997 reflects dividend requirements for the Company's Series F and Series T Preferred Stock, both of which were retired during May 1997, and its Series B Preferred Stock, which was retired during September 1997.

Earnings per Common Share-As mentioned above, the Series H Preferred Stock was converted into Common Stock during March 1998. On a weighted average basis, this transaction had the effect of increasing common shares outstanding by 2.1 million shares for the first quarter of 1998. The Company's EPS amounts for the first quarter of 1997 have been restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which the Company adopted during fourth quarter 1997.







              (this space intentionally left blank)

                       Selected US Airways
       Operating and Financial Statistics (see Note 1 below)
                          (unaudited)

                                   Three Months
                                   Ended March 31,    Increase
                                   1998     1997     (Decrease)
                                 -------  -------     --------
Revenue passengers (thousands)*   13,308   13,867      (4.0) %
Total RPMs (millions) (Note 2)     9,481    9,948      (4.7) %
RPMs (millions)*                   9,445    9,900      (4.6) %
Total ASMs (millions) (Note 3)    13,734   14,539      (5.5) %
ASMs (millions)*                  13,692   14,481      (5.4) %
Passenger load factor* (Note 4)     69.0 %   68.4 %     0.6  pts.
Break-even load factor (Note 5)     63.8 %   64.0 %    (0.2) pts.
Yield* (Note 6)                    17.75 c  17.71 c     0.2  %
Passenger revenue per
     ASM* (Note 7)                 12.25 c  12.11 c     1.2  %
Revenue per ASM (Note 8)           13.70 c  13.38 c     2.4  %
Cost per ASM (Note 9)              12.50 c  12.35 c     1.2  %
Average passenger journey (miles)*   710      714      (0.6) %
Average stage length (miles)*        591      587       0.7  %
Revenue aircraft miles (millions)*   102      108      (5.6) %
Cost of aviation fuel per
     gallon (Note 10)              57.66 c  75.44 c   (23.6) %
Cost of aviation fuel per
     gallon, excluding fuel
     taxes (Note 11)               51.63 c  69.04 c   (25.2) %
Gallons of aviation fuel
     consumed (millions)             267      282      (5.3) %
Number of aircraft in operating
     fleet at period-end             371      391      (5.1) %
Full-time equivalent employees
     at period-end                38,625   40,308      (4.2) %

*   Scheduled service only (excludes charter service).
c   cents.

Note 1. Operating statistics include free frequent travelers and the related miles they flew. Revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways' financial results for purposes of financial statistical calculations.
Note 2. Revenue passenger miles (RPMs)-Revenue passengers multiplied by the number of miles they flew.
Note 3. Available seat miles (ASMs)-Seats available multiplied by the number of miles flown (a measure of capacity).
Note 4. Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
Note 5. Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
Note 6.   Passenger transportation revenue divided by RPMs.
Note 7. Passenger transportation revenue divided by ASMs (a measure of unit revenue).
Note 8. Total Operating Revenues divided by ASMs (a measure of unit revenue).
Note 9. Total Operating Expenses divided by ASMs (a measure of unit cost).
Note 10. Includes the base cost of aviation fuel, fuel taxes and transportation charges.
Note 11. Includes the base cost of aviation fuel and transportation charges (excludes fuel taxes).

     The number of revenue passengers carried by US Airways decreased 4.0%, but US Airways' passenger load factor increased
0.6 percentage points as the effects of the decrease in revenue passengers were more than offset by the effects of a 5.4% decrease in ASMs. With respect to pricing trends, US Airways' yield increased marginally quarter-over-quarter. US Airways selectively increased fares in certain markets up to 5% during both March and September 1997.

     Unit costs (operating costs per ASM) increased 1.2% despite a 3.9% decrease in US Airways' operating expenses due primarily to the decrease in total ASMs. The decrease in ASMs stems from certain efficiency measures US Airways implemented during third quarter 1997, which included grounding certain aircraft and ceasing operations on certain unprofitable routes. US Airways' unit costs are expected to increase approximately 2.5% for the second quarter of 1998 compared to the second quarter of 1997 and increase approximately 1% - 1.5% for full-year 1998 compared to full-year 1997. The unit cost estimates include aviation fuel expenses (including fuel taxes) of 54.00 cents per gallon for second quarter 1998 and
57.20 cents per gallon for full-year 1998.

Liquidity and Capital Resources

     As of March 31, 1998, the Company's Cash, Cash equivalents and Short-term investments totaled $2.08 billion and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.99. As of December 31, 1997, the Company's Cash, Cash equivalents and Short-term investments totaled $1.96 billion and the Company's current ratio was 1.10. The Company's debt to equity ratio was 2.02 and 3.60 as of March 31, 1998 and December 31, 1997, respectively (calculations exclude amounts related to outstanding preferred stock). The improvement in the Company's debt to equity ratio reflects a $358 million increase in Stockholders' Equity which resulted from the conversion of the Series H Preferred Stock into Common Stock as well as the Company's net income for the first three months of 1998. For additional balance sheet related information, see the Company's Condensed Consolidated Balance Sheets which are contained in Part I, Item 1A. of this report.

     For the first three months of 1998, the Company's operating activities provided net cash of $295 million, as presented in the Company's Condensed Consolidated Statements of Cash Flows (which are also contained in Part I, Item 1A of this report). For the first three months of 1997, the Company's operating activities used net cash of $8 million. Operating cash flows during the first quarter of 1997 were adversely affected by profit sharing payments totaling $129.1 million and the effects of remitting ticket taxes collected from passengers of approximately $180 million to the federal government. The profit sharing payments the Company made to employees during first quarter 1997 ended the Company's obligation for profit sharing under its 1992 Salary Reduction Plan (the liability had been accrued for prior to first quarter 1997). The ticket tax remittances resulted from ticket taxes collected during 1996. The ticket tax was not in effect during the majority of the first quarter 1997. In addition, exercises of stock appreciation rights (SARs) resulted in cash outflows of $12.9 million during the first quarter of 1997, but less than $5 million during the first quarter of 1998. As of April 30, 1998, fewer than 2,000 SARs granted under the Company's 1992 Stock Option Plan remained outstanding (approximately 180,700 SARs were outstanding as of December 31, 1997).

     Investing activities during the first three months of 1998 included cash outflows of $96.6 million for the acquisition of assets and cash inflows of $56 million related to asset dispositions. US Airways' cash outflows related to asset acquisitions included $37.7 million for aircraft and aircraft-related assets, including the purchase of a B767-200ER aircraft at lease expiry. In addition, the Company paid purchase deposits of $17.4 million during the quarter to Airbus. The remaining cash outflows for the acquisition of assets included the purchase of computer equipment and software (including certain costs associated with US Airways' information services management agreement with TSG), other ground equipment and miscellaneous assets. Asset dispositions included proceeds of $46.5 million from US Airways' sale of substantially all of its information systems and related assets to TSG and proceeds from US Airways' sale of four nonoperating aircraft. Restricted cash and investments increased $51.7 million due primarily to US Airways' return to cash to collateralize letters of credit for workers' compensation policies (US Airways previously collateralized such policies with certain owned flight equipment). The net cash used for investing activities during the first three months of 1998 was $79 million.

     Net cash used for financing activities during the first three months of 1998 was $97 million. The Company paid dividends totaling $6.6 million to holders of its Series H Preferred Stock during the first three months of 1998. On March 12, 1998, the holders of the Company's Series H Preferred

Stock exercised their right to convert those shares into shares of the Company's Common Stock. As a result of the conversion transactions, the Company issued 9.2 million shares of Common Stock and retired its Series H Preferred Stock. Annual dividend requirements for the Series H Preferred Stock were $33.1 million. The Company had previously retired its Series F, T and B Preferred Stock issuances in May 1997, May 1997 and September 1997, respectively. US Airways retired early debt with a face amount of $81.6 million during the first quarter of 1998.

     The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand and cash generated from operations. The Company continues to be highly leveraged, as evidenced by the Company's high debt burden. The Company and US Airways require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company's agreements to acquire up to 400 new Airbus aircraft and accompanying jet engines will increase the Company's financing needs and result in a significant increase in its financial obligations and debt burden. Adverse changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from lower-cost competitors or increases in the cost of aviation fuel, could have a material adverse effect on the Company's results of operations, financial condition and future prospects. The Company's results of operations and financial condition are particularly susceptible to adverse changes in general economic and market conditions due to US Airways' high cost structure relative to its major competitors.

     The Company anticipates using cash on hand for purchase deposits due within the next year and has commitments or letters of intent which it believes will provide financing for at least 25% of the anticipated purchase price of firm-order aircraft. However, further financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of the aircraft purchase price and for other aircraft-related expenditures. Other capital expenditures, such as for rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

     On April 15, 1998, Standard & Poor's (S&P) raised its credit ratings of US Airways Group and US Airways and removed all ratings from CreditWatch, where they were placed on October 1, 1997. S&P cited "sharply improved operating performance" among other factors for its decision to raise the credit ratings. On April 23, 1998, Moody's Investors Service (Moody's) also raised its credit ratings of the Company and US Airways. Credit ratings issued by agencies such as S&P and Moody's affect a company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

Part II.  Other Information

Item 1.  Legal Proceedings

     In September 1997, The Boeing Company (Boeing) filed suit against US Airways in state court in King County, Washington seeking unspecified damages, estimated at approximately $220 million, for alleged breach of two aircraft purchase agreements concerning, respectively, eight B757-200 aircraft and 40 B737-Series aircraft. On October 31, 1997, US Airways filed an answer and counterclaims to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $35 million in equipment purchase deposits. On April 23, 1998 the parties reached a settlement terminating all obligations with respect to both purchase agreements. Pursuant to the settlement, the litigation has been dismissed with prejudice as to both Boeing's claims and US Airways' counterclaims.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Designation                      Description

11 Computation of basic and diluted earnings per common share of US Airways Group, Inc. for the three months ended
       March 31, 1998 and 1997.
27.1   Financial Data Schedule - US Airways Group, Inc.
27.2   Financial Data Schedule - US Airways, Inc.

B.  Reports on Form 8-K

Date of Report                 Subject of Report


April 22, 1998     Consolidated statements of operations for both
                   US Airways Group, Inc. and US Airways, Inc.
                   for the three months ended March 31, 1998, and select operating and financial statistics for US Airways for the same period.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                           US Airways Group, Inc.  (Registrant)

Date:  May 11, 1998        By:  /s/ James A. Hultquist
                              --------------------------
                                    James A. Hultquist
                                       Controller
                                (Chief Accounting Officer)


                              US Airways, Inc.  (Registrant)

Date:  May 11, 1998        By:  /s/ James A. Hultquist
                              --------------------------
                                    James A. Hultquist
                                        Controller
                                (Chief Accounting Officer)







               (this space intentionally left blank)