Form 10-Q
period 1998-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1998-08-06
CIK 701345, 714560

FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

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

                      Yes  X             No
                          ---               ---
     As of July 31, 1998 there were outstanding approximately 93,859,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.



                           US AIRWAYS GROUP, INC.
                                    AND
                             US AIRWAYS, INC.
                                 FORM 10-Q
                     QUARTERLY PERIOD ENDED JUNE 30, 1998


                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----
  Item 1A.  Financial Statements - US Airways Group, Inc.

    Condensed Consolidated Statements of Operations
      -  Three Months and Six Months Ended June 30, 1998 and 1997           1
    Condensed Consolidated Balance Sheets
      -  June 30, 1998 and December 31, 1997                                2
    Condensed Consolidated Statements of Cash Flows
      -  Six Months Ended June 30, 1998 and 1997                            3
    Condensed Consolidated Statement of Changes in Stockholders' Equity
      -  Six Months Ended June 30, 1998                                     4
    Notes to Condensed Consolidated Financial Statements                    5

  Item 1B.  Financial Statements - US Airways, Inc.

    Condensed Consolidated Statements of Operations
      -  Three Months and Six Months Ended June 30, 1998 and 1997           8
    Condensed Consolidated Balance Sheets
      -  June 30, 1998 and December 31, 1997                                9
    Condensed Consolidated Statements of Cash Flows
      -  Six Months Ended June 30, 1998 and 1997                           10
    Condensed Consolidated Statement of Changes in Stockholder's Equity
      -  Six Months Ended June 30, 1998                                    11
    Notes to Condensed Consolidated Financial Statements                   12

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       13

Part II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                               23

  Item 4.  Submission of matters to a vote of security holders             23

  Item 6.  Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                                 24



                          US Airways Group, Inc.
               Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended June 30, 1998 and 1997(unaudited)
                  (in millions, except per share amounts)


                                     Three Months Ended  Six Months Ended
                                          June 30,           June 30,
                                      ----------------    --------------
                                        1998    1997       1998    1997
                                        ----    ----       ----    ----
Operating Revenues
  Passenger transportation            $2,078  $2,012     $3,936  $3,909
  Cargo and freight                       42      45         86      89
  Other                                  177     156        337     316
                                       -----   -----      -----   -----
    Total Operating Revenues           2,297   2,213      4,359   4,314

Operating Expenses
  Personnel costs                        774     786      1,523   1,543
  Aviation fuel                          158     198        325     423
  Commissions                            138     165        261     310
  Aircraft rent                          111     114        222     235
  Other rent and landing fees             93      99        201     200
  Aircraft maintenance                   114     105        229     202
  Depreciation and amortization           81      95        153     172
  Other                                  454     395        879     798
                                       -----   -----      -----   -----
    Total Operating Expenses           1,923   1,957      3,793   3,883
                                       -----   -----      -----   -----
    Operating Income                     374     256        566     431

Other Income (Expense)
  Interest income                         31      23         61      47
  Interest expense                       (60)    (64)      (123)   (129)
  Interest capitalized                   (18)      3        (13)      6
  Equity in earnings of affiliates         -      13          -      27
  Other, net                              (2)      1         (1)     15
                                       -----   -----      -----   -----
    Other Income (Expense), Net          (49)    (24)       (76)    (34)
                                       -----   -----      -----   -----
Income Before Taxes                      325     232        490     397
  Provision (Credit) for Income Taxes    131      26        197      39
                                       -----   -----      -----   -----
Net Income                               194     206        293     358
                                       -----   -----      -----   -----
  Preferred Dividend Requirement           -     (24)        (7)    (44)
                                       -----   -----      -----   -----
Earnings Applicable  to
  Common Stockholders                 $  194  $  182     $  286  $  314
                                       =====   =====      =====   =====
Earnings per Common Share
  Basic                               $ 1.99  $ 2.53     $ 2.99  $ 4.60
  Diluted                             $ 1.95  $ 1.92     $ 2.89  $ 3.39

Shares Used for Computation
  Basic                                   98      72         96      68
  Diluted                                100     104        101     104


See accompanying Notes to Condensed Consolidated Financial Statements.

                             US Airways Group, Inc.
                     Condensed Consolidated Balance Sheets
                June 30, 1998 (unaudited) and December 31, 1997
                (dollars in millions, except per share amount)

                                                          June        December
                                                           30,           31,
                                                          1998          1997
                                                          ----          ----
     ASSETS
Current Assets
  Cash                                                 $    21       $    18
  Cash equivalents                                       1,104         1,076
  Short-term investments                                 1,003           870
  Receivables, net                                         396           300
  Materials and supplies, net                              225           226
  Deferred income taxes                                     78           147
  Prepaid expenses and other                               119           140
                                                         -----         -----
      Total Current Assets                               2,946         2,777
Property and Equipment
  Flight equipment                                       5,185         5,221
  Ground property and equipment                            891           876
  Less accumulated depreciation and
    amortization                                        (2,567)       (2,527)
                                                         -----         -----
                                                         3,509         3,570
  Purchase deposits                                        115           155
                                                         -----         -----
      Total Property and Equipment, Net                  3,624         3,725
Other Assets
  Goodwill, net                                            606           616
  Other intangibles, net                                   399           371
  Investment in marketable equity securities               312           190
  Deferred income taxes                                    232           270
  Other assets, net                                        471           423
                                                         -----         -----
      Total Other Assets                                 2,020         1,870
                                                         -----         -----
                                                       $ 8,590       $ 8,372
                                                         =====         =====

  LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                 $   471       $   186
  Accounts payable                                         414           323
  Traffic balances payable and unused tickets              888           707
  Accrued aircraft rent                                    471           509
  Accrued salaries, wages and vacation                     303           311
  Other accrued expenses                                   523           492
                                                         -----         -----
      Total Current Liabilities                          3,070         2,528
Long-Term Debt, Net of Current Maturities                1,992         2,426
Deferred Credits and Other Liabilities
  Deferred gains, net                                      319           333
  Postretirement benefits other than pensions,
    noncurrent                                           1,209         1,173
  Noncurrent employee benefit liabilities and other        930           829
                                                         -----         -----
      Total Deferred Credits and Other Liabilities       2,458         2,335
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
    Series H, no par value, 358,000 shares issued and
      outstanding as of December 31, 1997                    -           358
Stockholders' Equity
  Common Stock                                             101            91
  Paid-in capital                                        2,292         1,906
  Retained earnings (deficit)                             (994)       (1,280)
  Common stock held in treasury, at cost                  (404)           (3)
  Deferred compensation                                    (99)          (80)
  Accumulated other comprehensive income, net of
    income tax effect                                      174            91
                                                         -----         -----
        Total Stockholders' Equity                       1,070           725
                                                         -----         -----
                                                       $ 8,590       $ 8,372
                                                         =====         =====


See accompanying Notes to Condensed Consolidated Financial Statements.

                             US Airways Group, Inc.
                Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1998 and 1997 (unaudited)
                                 (in millions)

                                                               1998     1997
                                                               ----     ----

Cash and Cash equivalents at beginning of period             $1,094   $  951
                                                              -----    -----

Cash flows from operating activities
  Net income                                                    293      358
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                             153      172
      Losses (gains) on dispositions of property                 (4)     (17)
      Amortization of deferred gains and credits                (14)     (14)
      Other                                                      58        4
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                      (96)     (71)
        Decrease (increase) in materials and supplies,
          prepaid expenses and pension assets                   (13)       2
        Decrease (increase) in deferred income tax assets        65        -
        Increase (decrease) in traffic balances payable
          and unused tickets                                    181      120
        Increase (decrease) in accounts payable and
          accrued expenses                                      183     (215)
        Increase (decrease) in postretirement benefits
          other than pensions, noncurrent                        36       37
                                                              -----    -----
            Net cash provided by (used for) operating
              activities                                        842      376

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net              (72)     (12)
  Additions to other property                                  (106)     (76)
  Proceeds from dispositions of property                         62       46
  Decrease (increase) in short-term investments                (127)     148
  Decrease (increase) in restricted cash and investments        (49)       9
  Other                                                           3        4
                                                              -----    -----
            Net cash provided by (used for) investing
              activities                                       (289)     119

Cash flows from financing activities
  Principal payments on long-term debt                         (119)     (51)
  Issuances of Common Stock                                       8       25
  Purchases of Common Stock                                    (407)       -
  Sales of treasury stock                                         3        1
  Redemptions of preferred stock, including redemption
    premiums                                                      -     (126)
  Dividends paid on preferred stock                              (7)    (159)
                                                              -----    -----
            Net cash provided by (used for) financing
              activities                                       (522)    (310)
                                                              -----    -----

Net increase (decrease) in Cash and Cash equivalents             31      185
                                                              -----    -----
Cash and Cash equivalents at end of period                   $1,125   $1,136
                                                              =====    =====


Noncash investing and financing activities
  Conversion of preferred stock into Common Stock            $  358   $  284
  Net unrealized gain on available-for-sale securities,
    net of income tax effect                                 $   80   $    -


Supplemental Information
  Cash paid during the period for interest, net of
    amount capitalized                                       $  123   $  125
  Net cash paid during the period for income taxes           $   93   $   33


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                  US Airways Group, Inc.
                            Condensed Consolidated Statement of Changes in Stockholders' Equity
                                        Six Months Ended June 30, 1998 (unaudited)
                                      (dollars in millions, except per share amounts)
                                                                             Accumulated other comprehensive
                                                                             income, net of income tax effect
                                                                           -----------------------------------
                                         Retained     Common     Deferred  Unrealized gain      Adjustment
                        Common  Paid-in  earnings   Stock held   compen-   on available-for-    for minimum            Comprehensive
                         Stock  capital  (deficit)  in treasury   sation   sale securities   pension liability  Total     income
                        ------  -------  ---------  -----------  --------  ----------------  -----------------  -----  -------------
Balance as of
  December 31, 1997       $91   $1,906   $(1,280)      $  (3)      $(80)      $104                 $(13)       $  725       $  -

Purchase of
  5,965,100 shares of
  Common Stock              -        -         -        (407)         -          -                    -          (407)         -

Conversion of
  358,000 shares of
  Series H Preferred
  Stock                     9      349         -           -          -          -                    -           358          -

Grant of 113,340
  shares of nonvested
  stock and 2,300,000
  stock options             -       30         -           1        (31)         -                    -             -          -

Reversion of 49,120
  shares of previously-
  granted nonvested
  stock                     -       (1)        -           -          1          -                    -             -          -

Acquisition of 10,747
  shares of Common
  Stock from certain
  employees                 -        -         -           -          -          -                    -             -          -

Exercise of 563,538
  stock options             1        7         -           5          -          -                    -            13          -

Dividends paid
  (preferred stock)
  Series H - $18.50
  per share                 -        -        (7)          -          -          -                    -            (7)         -

Amortization of
  deferred
  compensation              -        -         -           -         11          -                    -            11          -

Unrealized gain on
  available-for-sale
  securities, net of
  income tax effect         -        -         -           -          -         80                    -            80         80

Adjustment for
  minimum pension
  liability, net of
  income tax effect         -        -         -           -          -          -                    3             3          3

Tax benefit related
  to employee stock
  option exercises          -        1         -           -          -          -                    -             1          -

Net income                  -        -       293           -          -          -                    -           293        293
                          ---    -----     -----        ----        ---        ---                  ---         -----        ---
Balance as of
  June 30, 1998          $101   $2,292   $  (994)      $(404)      $(99)      $184                 $(10)       $1,070
                          ===    =====     =====        ====        ===        ===                  ===         =====


Total comprehensive income for the six months ended June 30, 1998                                                           $376
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

                                                         Three        Six
                                                         Months      Months
                                                         Ended       Ended
                                                        June 30,    June 30,
                                                          1998        1998
                                                        --------------------
Earnings applicable to common stockholders:
  Earnings applicable to common
    stockholders (basic)                                 $ 194       $ 286
  Preferred dividend requirement                             -           7
                                                          ----        ----
  Earnings applicable to common
    stockholders (diluted)                               $ 194       $ 293
                                                          ====        ====
Common shares:
  Weighted average common shares outstanding (basic)        98          96
  Incremental shares related to outstanding stock
    options                                                  2           2
  Incremental shares related to convertible preferred
    stock issuance                                           -           3
                                                          ----        ----
  Weighted average common shares outstanding (diluted)     100         101
                                                          ====        ====
Earnings per Common Share:
  Basic                                                  $1.99       $2.99
  Diluted                                                $1.95       $2.89


  Note: The numbers in the table on the preceding page may not recalculate due to rounding.


     During the first quarter of 1998 holders of the Series H Preferred Stock converted their shares into 9.2 million shares of the Company's Common Stock. The Company subsequently retired its Series H Preferred Stock.

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

     As presented in the accompanying Condensed Consolidated Statement of Changes in Stockholders' Equity, the Company recognized comprehensive income of $376 million for the six months ended June 30, 1998, including net income of $293 million and other comprehensive income of $83 million. The Company recognized comprehensive income of $223 million for the three months ended June 30, 1998, including net income of $194 million and other comprehensive income of $29 million.



                                                Three months ended              Six months ended
                                                   June 30, 1998                 June 30, 1998
                                                   -------------                 -------------
                                            Before      Tax       Net     Before      Tax       Net
                                             tax       effect    of tax    tax       effect    of tax
                                            effect   (expense)   effect   effect   (expense)   effect
                                            ------   ---------   ------   ------   ---------   ------
                                                                   (millions)
Unrealized gain on
  available-for-sale securities:
    Unrealized gains arising
      during the period                       $45       $(16)      $29      $123     $(43)       $80
    Reclassification adjustment
      for gains/losses included
      in net income during the
      period                                    -          -         -         -        -          -
                                               --        ---        --       ---      ---         --
    Net unrealized gains                       45        (16)       29       123      (43)        80
Adjustment for minimum pension liability        -          -         -         -        3          3
                                               --        ---        --       ---      ---         --
Other comprehensive income                    $45       $(16)      $29      $123     $(40)       $83
                                               ==        ===        ==       ===      ===         ==

     The Company's other comprehensive income for the three months and six months ended June 30, 1997 was immaterial.



4.  Treasury Stock

     The Company held 5.9 million and approximately 40,000 shares of Common Stock in treasury as of June 30, 1998 and December 31, 1997, respectively. The Company purchased 6.0 million shares of Common Stock in open market transactions during the quarter ended June 30, 1998 in conjunction with two stock purchase programs the Company announced in early 1998.

5.  Subsequent Events

     On July 1, 1998, US Airways retired its 10% Senior Notes, which had a principal amount of $300 million. The transaction resulted in a cash outflow of $315.0 million and resulted in a loss on early extinguishment of debt of $15.0 million. US Airways also retired other notes with an outstanding principal amount of $24.4 million on July 1, 1998. The latter transactions resulted in an immaterial net loss.


     On July 2, 1998, the Company announced that it had reached an agreement with Airbus Industrie (Airbus) for the purchase of up to 30 widebody A330-300 aircraft. The agreement includes seven firm aircraft orders, seven aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional aircraft. Of the seven firm-order A330-300 aircraft, the first will be delivered in the fourth quarter of 1999, the next five in 2000 and the last in early 2001. Orders subject to reconfirmation are for aircraft that are tentatively scheduled for delivery in 2001. The Company can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first seven aircraft. US Airways expects to use the A330-300, which will be configured with three classes seating 278 passengers, primarily in transatlantic markets. The new widebody aircraft are expected to eventually supplant US Airways' Boeing B767-200ER fleet in transatlantic markets.

     During the fourth quarter of 1998, the Company will take delivery of the first of up to 400 single-aisle Airbus aircraft. These aircraft, members of Airbus' A320 family, are expected to ultimately replace, at a minimum, US Airways' Boeing B737-200 and Douglas DC-9-30 and MD-80 aircraft. With respect to single-aisle Airbus aircraft, the Company has 124 aircraft on firm order, 116 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. Of the first 124 aircraft, six are scheduled for delivery in 1998, 29 in 1999 and 89 in the years 2000 through 2002.

     As of June 30, 1998, the minimum determinable payments associated with the Company's aircraft acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) are currently estimated at $353 million for the remainder of 1998, $1.18 billion in 1999, $1.82 billion in 2000 and $90 million in 2001.















                 (this space intentionally left blank)







                                     US Airways, Inc.
                       Condensed Consolidated Statements of Operations
             Three Months and Six Months Ended June 30, 1998 and 1997(unaudited)
                                     (in millions)

                                              Three Months Ended  Six Months Ended
                                                    June 30,          June 30,
                                                 -------------    --------------
                                                 1998     1997    1998      1997
                                                 ----     ----    ----      ----
Operating Revenues
  Passenger transportation                     $1,870   $1,856  $3,547    $3,610
  US Airways Express transportation revenues      182      157     332       301
  Cargo and freight                                41       44      83        87
  Other                                           168      151     330       301
                                                -----    -----   -----     -----
    Total Operating Revenues                    2,261    2,208   4,292     4,299

Operating Expenses
  Personnel costs                                 724      745   1,421     1,461
  Aviation fuel                                   146      188     300       400
  Commissions                                     126      153     239       289
  Aircraft rent                                    96       99     193       205
  Other rent and landing fees                      85       95     184       190
  Aircraft maintenance                             93       89     185       170
  Depreciation and amortization                    74       91     139       164
  US Airways Express capacity purchases           134      122     259       242
  Other                                           417      367     817       745
                                                -----    -----   -----     -----
    Total Operating Expenses                    1,895    1,949   3,737     3,866
                                                -----    -----   -----     -----
    Operating Income                              366      259     555       433

Other Income (Expense)
  Interest income                                  43       24      82        47
  Interest expense                                (60)     (65)   (123)     (132)
  Interest capitalized                            (20)       3     (18)        6
  Equity in earnings of affiliates                  -       13       -        27
  Other, net                                       (1)       1       -        15
                                                -----    -----   -----     -----
    Other Income (Expense), Net                   (38)     (24)    (59)      (37)
                                                -----    -----   -----     -----
Income Before Taxes                               328      235     496       396
  Provision (Credit) for Income Taxes             132       33     200        51
                                                -----    -----   -----     -----
Net Income                                     $  196   $  202  $  296    $  345
                                                =====    =====   =====     =====


See accompanying Notes to Condensed Consolidated Financial Statements.

                                       US Airways, Inc.
                            Condensed Consolidated Balance Sheets
                       June 30, 1998 (unaudited) and December 31, 1997
                                    (dollars in millions)

                                                                      June       December
                                                                       30,          31,
                                                                      1998         1997
    ASSETS                                                            ----         ----
Current Assets
  Cash                                                              $   19       $   17
  Cash equivalents                                                   1,103        1,075
  Short-term investments                                             1,003          870
  Receivables, net                                                     380          296
  Receivables from related parties, net                                610          195
  Materials and supplies, net                                          201          200
  Deferred income taxes                                                 78          150
  Prepaid expenses and other                                           111          132
                                                                     -----        -----
    Total  Current Assets                                            3,505        2,935
Property and Equipment
  Flight equipment                                                   4,926        4,968
  Ground property and equipment                                        864          851
  Less accumulated depreciation and amortization                    (2,460)      (2,429)
                                                                     -----        -----
                                                                     3,330        3,390
  Purchase deposits                                                      -           70
                                                                     -----        -----
    Total Property and Equipment, Net                                3,330        3,460
Other Assets
  Goodwill, net                                                        465          473
  Other intangibles, net                                               313          283
  Investment in marketable equity securities                           312          190
  Receivable from parent company                                       218          210
  Deferred income taxes                                                185          221
  Other assets, net                                                    558          493
                                                                     -----        -----
    Total Other Assets                                               2,051        1,870
                                                                     -----        -----
                                                                    $8,886       $8,265
                                                                     =====        =====
    LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt                              $  471       $  186
  Accounts payable                                                     397          297
  Traffic balances payable and unused tickets                          883          702
  Accrued aircraft rent                                                462          496
  Accrued salaries, wages and vacation                                 298          306
  Other accrued expenses                                               492          463
                                                                     -----        -----
      Total Current Liabilities                                      3,003        2,450
Long-Term Debt, Net of Current Maturities                            1,991        2,425
Deferred Credits and Other Liabilities
  Deferred gains, net                                                  317          330
  Postretirement benefits other than pensions, noncurrent            1,187        1,152
  Noncurrent employee benefit liabilities and other                    906          806
                                                                     -----        -----
    Total Deferred Credits and Other Liabilities                     2,410        2,288
Commitments and Contingencies
Stockholder's Equity
  Common stock                                                           -            -
  Paid-in capital                                                    2,426        2,425
  Retained earnings (deficit)                                       (1,118)      (1,414)
  Accumulated other comprehensive income, net
    of income tax effect                                               174           91
                                                                     -----        -----
    Total Stockholder's Equity                                       1,482        1,102
                                                                     -----        -----
                                                                    $8,886       $8,265
                                                                     =====        =====



See accompanying Notes to Condensed Consolidated Financial Statements.

                                 US Airways, Inc.
                 Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1998 and 1997 (unaudited)
                                  (in millions)


                                                              1998      1997
                                                             ------    ------
Cash and Cash equivalents at beginning of period             $1,092    $  950
                                                              -----     -----
Cash flows from operating activities
  Net income                                                    296       345
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities
      Depreciation and amortization                             139       164
      Losses (gains) on dispositions of property                 (4)      (17)
      Amortization of deferred gains and credits                (13)      (13)
      Other                                                      28        (1)
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                     (475)     (124)
        Decrease (increase) in materials and supplies,
          prepaid expenses and pension assets                   (15)       (4)
        Decrease (increase) in deferred income tax assets        67         -
        Increase (decrease) in traffic balances payable
          and unused tickets                                    181       120
        Increase (decrease) in accounts payable and
          accrued expenses                                      193      (396)
        Increase (decrease) in postretirement benefits
          other than pensions, noncurrent                        35        37
                                                              -----     -----
            Net cash provided by (used for)
              operating activities                              432       111

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net              (34)       (5)
  Additions to other property                                  (105)      (71)
  Proceeds from dispositions of property                         62        45
  Decrease (increase) in short-term investments                (127)      148
  Decrease (increase) in restricted cash and investments        (49)        9
  Funding of parent company's aircraft purchase deposits        (32)       (7)
  Other                                                           2         6
                                                              -----     -----
            Net cash provided by (used for)
              investing activities                             (283)      125

Cash flows from financing activities
  Principal payments on long-term debt                         (119)      (51)
                                                              -----     -----
            Net cash provided by (used for)
              financing activities                             (119)      (51)
                                                              -----     -----
Net increase (decrease) in Cash and Cash equivalents             30       185
                                                              -----     -----
Cash and Cash equivalents at end of period                   $1,122    $1,135
                                                              =====     =====


Noncash investing and financing activities
  Net unrealized gain on available-for-sale securities,
    net of income tax effect                                 $   80    $    -
  Reduction of aircraft-related purchase deposits            $   61    $    -

Supplemental Information
  Cash paid during the period for interest,
    net of amount capitalized                                $  123    $  125
  Net cash paid during the period for income taxes           $   92    $   33


See accompanying Notes to Condensed Consolidated Financial Statements.

                                          US Airways, Inc.
                 Condensed Consolidated Statement of Changes in Stockholder's Equity
                             Six Months Ended June 30, 1998 (unaudited)
                                            (in millions)


                                                  Accumulated other comprehensive
                                                  income, net of income tax effect
                                                ------------------------------------
                                      Retained   Unrealized gain      Adjustment             Compre-
                     Common  Paid-in  earnings  on available-for-     for minimum            hensive
                      Stock  capital  (deficit)  sale securities   pension liability  Total  income
                      -----  -------  --------- ----------------   -----------------  -----  -------
Balance as of
  December 31, 1997     $ -   $2,425   $(1,414)        $104               $(13)      $1,102    $  -

Unrealized gain on
  available-for-sale
  securities, net of
  income tax effect       -        -         -           80                  -           80      80

Adjustment for minimum
  pension liability,
  net of income tax
  effect                  -        -         -            -                  3            3       3

Tax benefit from
  employee stock
  option exercises        -        1         -            -                  -            1       -

Net income                -        -       296            -                  -          296     296
                         --    -----     -----          ---                ---        -----     ---
Balance as of
  June 30, 1998         $ -   $2,426   $(1,118)        $184               $(10)      $1,482
                         ==    =====    ======          ===                ===        =====

Total comprehensive income for the six months ended June 30, 1998                              $379
                                                                                                ===


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

     As presented in the accompanying Condensed Consolidated Statement of Changes in Stockholder's Equity, US Airways recognized comprehensive income of $379 million for the six months ended June 30, 1998, including net income of $296 million and other comprehensive income of $83 million. US Airways recognized comprehensive income of $225 million for the three months ended June 30, 1998, including net income of $196 million and other comprehensive income of $29 million.



                                                Three months ended              Six months ended
                                                   June 30, 1998                 June 30, 1998
                                                   -------------                 -------------
                                            Before      Tax       Net     Before      Tax       Net
                                             tax       effect    of tax    tax       effect    of tax
                                            effect   (expense)   effect   effect   (expense)   effect
                                            ------   ---------   ------   ------   ---------   ------
                                                                   (millions)
Unrealized gain on
  available-for-sale securities:
    Unrealized gains arising
      during the period                       $45       $(16)      $29      $123     $(43)       $80
    Reclassification adjustment
      for gains/losses included
      in net income during the
      period                                    -          -         -         -        -          -
                                               --        ---        --       ---      ---         --
    Net unrealized gains                       45        (16)       29       123      (43)        80
Adjustment for minimum pension liability        -          -         -         -        3          3
                                               --        ---        --       ---      ---         --
Other comprehensive income                    $45       $(16)      $29      $123     $(40)       $83
                                               ==        ===        ==       ===      ===         ==


     US Airways' other comprehensive income for the three months and six months ended June 30, 1997 was immaterial.



3.  Subsequent Events

     Please refer to Note 5. in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 6 of this report.

4.  Related Party Transactions

     US Airways' net current receivable from US Airways Group was $522.5 million and $123.3 million as of June 30, 1998 and December 31, 1997, respectively. The increase is due primarily to US Airways funding US Airways Group's common stock purchase programs and US Airways Group's obligations for purchase deposits for new flight equipment. See Notes 4 and 5 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 6 of this report for additional information.


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

     Except where noted, the following discussion relates primarily to the financial condition, results of operations and future prospects of US Airways. US Airways is the Company's principal operating subsidiary, accounting for approximately 90% of the Company's consolidated operating revenues for the first six months of 1998. US Airways' financial results include the financial results of its wholly-owned subsidiary USAM Corp.
(USAM).

                             Financial Overview

     For the second quarter of 1998, the Company's operating revenues were $2.30 billion, operating income was $373.6 million, net income was $194.3 million and earnings per common share (EPS) was $1.99 for basic and $1.95 for diluted. For the comparative period in 1997, the Company's operating revenues were $2.21 billion, operating income was $255.5 million, net income was $205.6 million and EPS was $2.53 for basic and $1.92 for diluted. The Company's financial results for 1998 include the financial results of Shuttle, Inc. (Shuttle), which the Company acquired on December 30, 1997, and reflect a significant change in the Company's income tax position, as discussed under "Results of Operations" below.

     For the first six months of 1998, the Company's operating revenues were $4.36 billion, operating income was $565.6 million, net income was $292.5 million and EPS was $2.99 for basic and $2.89 for diluted. For the first six months of 1997, the Company's operating revenues were $4.31 billion, operating income was $431.2 million, net income was $358.2 million and EPS was $4.60 for basic and $3.39 for diluted. As mentioned above, the Company's financial results for 1998 include the financial results of Shuttle and reflect a significant change in the Company's income tax position.

     The same factors which contributed to the Company's record financial performance for 1997 continued into the second quarter of 1998, including relatively favorable domestic economic and industry conditions, overall favorable capacity and pricing trends in markets served by the Company's airline subsidiaries, US Airways' improved operating performance, recent marketing efforts undertaken by the Company and the positive influence of certain revenue-enhancement and cost-reduction initiatives.

               Update on US Airways' Competitive Position

     On July 2, 1998, the Company announced that it had reached an agreement with Airbus Industrie (Airbus) for the purchase of up to 30 widebody A330-300 aircraft. The agreement includes seven firm aircraft orders, seven aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional aircraft. Of the seven firm-order A330-300 aircraft, the first will be delivered in the fourth quarter of 1999, the next five in 2000 and the last in early 2001. Orders subject to reconfirmation are for aircraft that are tentatively scheduled for delivery in 2001. The Company can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first seven aircraft. US Airways expects to use the A330-300 aircraft, which will be configured with three classes seating 278 passengers, primarily in transatlantic markets. The new widebody aircraft are expected to eventually supplant US Airways' Boeing B767-200ER fleet in transatlantic markets. See "Liquidity and Capital Resources" below for additional information.

     During the fourth quarter of 1998, US Airways will take delivery of the first of up to 400 single-aisle Airbus aircraft. These aircraft, members of Airbus' A320 family, are expected to ultimately replace, at a minimum, US Airways' Boeing B737-200 and Douglas DC-9-30 and MD-80 aircraft. See "Liquidity and Capital Resources" below for additional information. In addition, the Company has recently announced an agreement with a subsidiary of Bombardier, Inc. to lease 11 deHavilland Dash-8 turboprop aircraft. All 11 aircraft, which will be operated by two of the Company's wholly-owned regional airline subsidiaries, are expected to be in operational service before the end of 1998.

     On June 1, 1998, US Airways' launched "MetroJet," its competitive response to low cost, low fare competition, with five Boeing B737-200 aircraft and service between Baltimore/Washington International Airport and four eastern cities. Expanding almost monthly since its launch, MetroJet is expected to operate 22 aircraft with service to 16 cities by the end of 1998 and operate 54 aircraft by the end of 1999.

     The level of low cost, low fare competition confronting the Company's airline subsidiaries is relatively unchanged versus the level reported in the Company's Form 10-K for the year ended

December 31, 1997. Low cost, low fare competitors have expanded operations in markets in which US Airways operates during 1998, but, primarily as the result of schedule changes implemented in early 1998, US Airways exited certain markets in which it competed with such competition. The introduction and growth of MetroJet has resulted in an incremental increase in low cost, low fare competition for US Airways because most of the markets served by MetroJet are also served by low cost, low fare air carriers (primarily Southwest Airlines Co., and Delta Express, the low cost, low fare product offered by Delta Airlines, Inc.).

     US Airways added additional transatlantic service during April 1998:
Philadelphia-London (Gatwick Airport) and Philadelphia-Amsterdam. US Airways has announced that it will begin Pittsburgh-Paris service on October 1, 1998. US Airways is seeking approval from U.S. and Italian authorities to operate Philadelphia-Milan service and has filed with the U.S. Department of Transportation (DOT) for authority to serve London's Heathrow Airport (Heathrow) from Boston, Charlotte, Philadelphia and Pittsburgh. US Airways anticipates moving its operations at Gatwick Airport to Heathrow when possible (the availability of operating rights at Heathrow is currently constrained by the bilateral aviation treaty between the U.S. and the United Kingdom). The DOT recently announced plans to resume negotiation of a new bilateral aviation treaty with the U.K., which is a prerequisite for US Airways' obtaining the right to serve Heathrow. In addition, the European Commission (EC) recently proposed that American Airlines, Inc. (American) and British Airways plc. (British Airways) divest up to 267 slots (takeoff/landing times) at London airports as a prerequisite for EC approval of their proposed alliance. If the proposal is adopted, and American and British Airways precede with their alliance, US Airways could compete for some of these slots, which, along with new treaty rights, would enable US Airways to offer additional service to London from one or more of its U.S. hub locations. US Airways continues to explore opportunities to further its growth in European markets, especially in light of the Company's recent order for new widebody aircraft.

     On April 22, 1998, US Airways announced that it had postponed its service to London's Gatwick Airport from Charlotte, citing "unlawful" behavior by the U.K. in refusing to grant commercially viable landing rights for the flight, which was scheduled to begin May 7, 1998. US Airways has a formal complaint pending before the DOT over the landing rights issue, noting that the bilateral aviation agreement between the U.S. and the U.K. guarantees U.S. air carriers a "fair and equal opportunity to compete" with U.K. air carriers. The Company does not believe that US Airways' postponement of its Charlotte-London service has had a material adverse impact on the Company's results of operations or financial condition. US Airways is unable to predict the outcome of this matter, including the timing of its resolution.

     On April 23, 1998, US Airways and American announced an innovative marketing relationship that will give customers of both companies important new benefits, including combined access to both frequent traveler programs:
US Airways' Dividend Miles and American's AAdvantage. The marketing relationship permits air travelers to take advantage of US Airways' strong East Coast presence and American's strength in other domestic markets and in international markets. Under the alliance, effective August 1, 1998, members who belong to Dividend Miles and AAdvantage are able to claim awards for travel on both airlines. In addition, US Airways Club and American's Admiral Club members now enjoy reciprocal access to each airlines' airport clubs. Enabling Dividend Miles and AAdvantage members who belong to both programs to combine miles when claiming a travel award on either airline and allowing AAdvantage members to earn AAdvantage miles as well as Dividend Miles on certain US Airways Shuttle flights, the next phase of the marketing relationship, is expected to be introduced in the near future.

     The two airlines also believe that "code-sharing" on certain flights would be beneficial to their customers, employees and shareholders. However, because certain types of code-sharing are subject to provisions in the labor contracts of both companies, US Airways and American will not seek domestic code-sharing between the "mainline" operations of both airlines unless forced to do so for competitive reasons. Code-sharing on the regional air carriers of both airlines, US Airways Express and American Eagle is expected to be implemented by the end of 1998 on certain flight segments.

     Legislation has recently been introduced in Congress that would provide for increased scrutiny of airline alliances by the DOT. However it is unclear whether the legislation will be passed by Congress or the impact on the Company, if any, should the legislation be passed into law.

     In April 1998, the DOT issued proposed rules designed to regulate anti-competitive behavior in the airline industry. US Airways is monitoring this issue closely and has filed documents on the proposed rules with the DOT. The Company cannot predict whether or when the proposed rules will be adopted.

                            Other Information

     US Airways has issued recalls for 50 of its furloughed pilots. The recalls are part of US Airways' continuing planning process due to normal attrition, retirements and training requirements for the new single-aisle Airbus aircraft that begin entering US Airways' operating fleet this Fall. US Airways expects to offer recall notices to all of its furloughed pilots by December 31, 2001. Prior to the initial recall, approximately 280 US Airways pilots were on furlough.

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

                        Three Months Ended June 30, 1998
                               Compared with the
                        Three Months Ended June 30, 1997

     As mentioned above, the Company purchased Shuttle on December 30, 1997. Because the Company's acquisition of Shuttle was accounted for using the "purchase method," only Shuttle's financial results post-acquisition are included in the Company's results of operations. Shuttle operates under the trade name "US Airways Shuttle."

Operating Revenues-Passenger transportation increased $66.3 million or 3.3%, of which $45.6 million is attributable to US Airways Shuttle operations. Other operating revenues increased $20.5 million or 13.2% due primarily to revenues generated from sales of capacity (ASMs) on a non-owned US Airways Express air carrier (the agreement was effective in January 1998) and higher revenues from partners in US Airways' Dividend Miles program. The increase in revenues from sales of capacity on the US Airways Express air carrier is partially offset by increases in expenses recognized in the other operating expenses category related to purchases of the capacity.

Operating Expenses-During the second quarter of 1997, US Airways recognized operating expenses totaling $28.3 million categorized as nonrecurring items related to certain efficiency measures. These efficiency measures included US Airways elimination service on certain unprofitable routes and the consolidation of certain maintenance and reservations activities into fewer facilities. The table below shows where these nonrecurring items were recorded in the Company's Condensed Consolidated Statements of Operations (dollars in millions).

                     Severance
                      Payments    Aircraft    Facilities    Totals
                     ---------    --------    ----------    ------
Operating Expenses
  Personnel costs       $6.9            -           -        $ 6.9
  Other rent and
    landing fees           -            -        $2.9          2.9
  Depreciation and
    Amortization           -        $18.1         0.4         18.5
                         ---         ----         ---         ----
                        $6.9        $18.1        $3.3        $28.3
                         ===         ====         ===         ====

     The Aircraft charge related to the write-down of certain DC-9-30 aircraft to be grounded earlier then previously anticipated to estimated fair market value. The Facilities charges related primarily to the write-off of leasehold improvements and the accrual of lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues). US Airways also recorded a nonrecurring item of $1.5 million (a credit to Aircraft rent expense) during the second quarter of 1997 upon subleasing an additional British Aerospace BAe-146-200 aircraft.

     Excluding the nonrecurring item recorded in the second quarter of 1997, US Airways' Personnel costs decreased $13.7 million or 1.9% due primarily to a $16.3 million decrease in stock-based compensation expenses (most of which is related to stock appreciation rights, or "SARs,") and a decrease in full-time equivalent employees. As previously disclosed, approximately 670 US Airways employees transferred to The Sabre Group (TSG) in late December 1997 as a result of US Airways' information services management agreement with TSG (see also Other operating expenses and Depreciation and amortization below). The inclusion of Shuttle's personnel costs in the Company's results partially offset the personnel costs decrease at US Airways. Aviation fuel decreased significantly due primarily to lower average fuel prices. Commissions also decreased significantly reflecting the revised commission rate structure the Company established in September 1997. Aircraft maintenance increased $9.5 million or 9.1%. US Airways entered into a ten-year maintenance agreement with Rolls Royce Canada Limitee in December 1997 covering US Airways' jet engines originally manufactured by Rolls Royce Plc. Because the new contract is based on a per-flight-hour cost (as opposed to the cost of time and materials when the jet engines are actually serviced), the timing of certain expenses related to the maintenance of these jet engines also changed. Depreciation and amortization was relatively unchanged if the nonrecurring charges recognized in 1997 are excluded. During the second quarter of 1998, decreases in depreciation and amortization expense related to US Airways' sale of information systems and related assets to TSG in early January 1998 (which occurred as part of its information services management agreement with TSG) were offset by expenses related to Shuttle, including amortization of goodwill, and an adjustment recorded in conjunction with US Airways' revising downward the residual values for certain DC-9-30 aircraft. Other increased $58.8 million or 14.9% due primarily to expenses associated with US Airways' information services management contract with TSG, amounts recorded in this expense category related to settlement of litigation with Boeing (as discussed above under "Other Information") and expenses associated with purchases of capacity from a non-owned US Airways Express air carrier. As a result of US Airways' information services agreement with TSG, certain expenses categorized as Personnel costs and Depreciation and amortization in 1997 have been replaced by expenses categorized as Other operating expenses (e.g., outside services).

Other Income (Expense)-The decrease in Equity in earnings of affiliates results from USAM discontinuing the equity method of accounting for certain investments in July 1997. The decrease in Interest capitalized reflects US Airways' write-off of capitalized interest on equipment purchase deposits with Boeing (see related discussion above under "Other Information") partially offset by capitalized interest on equipment purchase deposits related to the Company's aircraft acquisition agreements for Airbus aircraft.

Provision (Credit) for Income Taxes-The Company's effective income tax rate for financial reporting purposes increased substantially as the result of the Company recognizing certain income tax benefits during the fourth quarter of 1997.

Preferred Dividend Requirement-With the retirement of the Company's Series H Preferred Stock (formerly the Series A Preferred Stock) during March 1998, the Company no longer has preferred stock outstanding. In addition to dividends on the Series H Preferred Stock, the preferred dividend requirement of $23.5 million for the second quarter of 1997 reflects dividend requirements for the Company's Series F and Series T Preferred Stock, both of which were retired in May 1997, and its Series B Preferred Stock, which was retired in September 1997.

Earnings per Common Share-The number of shares used to calculate EPS has been affected by: The partial conversion of the Company's Series F Preferred stock during May 1997 (the Company purchased a small percentage of this series prior to its conversion); the Company's purchase of its Series T Preferred Stock during May 1997; the conversion of the Series B Preferred Stock during August and September 1997; the conversion of the Series H Preferred Stock in March 1998, and; purchases of Common Stock during the first six months of 1998. As of June 30, 1998, the Company held 5.9 million shares of Common Stock in treasury. The Company purchased most of these shares during the second quarter of 1998. See also Note 4 to the Company's Condensed Consolidated Financial Statements contained in Part I, Item 1A. of this report for additional information. The Company's EPS figures for the second quarter of 1997 have been restated to conform with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (SFAS
128), which the Company adopted during the fourth quarter of 1997.

     In February 1998, the Financial Accounting Standards Board adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 132 revises standards for the reporting and presentation of information about pension and other postretirement benefit plans. Implementation of SFAS 132 will not impact the Company's results of operations or financial position because this standard only addresses disclosure matters. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Although only a preliminary assessment has been completed, the Company does not believe that implementing SFAS 133 will materially impact its results of operations or financial condition. This conclusion is based on US Airways' current limited participation in contracts involving derivative financial instruments and hedging transactions. The Company is required to implement SFAS 132 as part of its year-end reporting for 1998 and SFAS 133 as part of its financial reporting for the first quarter of 2000.

                       Six Months Ended June 30, 1998
                             Compared with the
                       Six Months Ended June 30, 1997

     As mentioned above, the Company purchased Shuttle on December 30, 1997. Because the Company's acquisition of Shuttle was accounted for using the "purchase method," only Shuttle's financial results post-acquisition are included in the Company's results of operations.

Operating Revenues-Passenger transportation increased $27.0 million or 0.7%, including an increase of $84.6 million attributable to US Airways Shuttle operations partially offset by a $63.3 million decrease in passenger transportation revenues at US Airways. The decrease at US Airways is linked primarily to a decrease in capacity (ASMs) (see related discussion under "Selected

US Airways Operating and Financial Statistics" below). Other operating revenues increased $22.2 million or 7.0% primarily related to revenues generated from sales of capacity (ASMs) on a non-owned US Airways Express air carrier (the agreement was effective in January 1998) and higher revenues from partners in US Airways' Dividend Miles program. The increase in revenues from sales of capacity on the US Airways Express air carrier is partially offset by increases in expenses recognized in the other operating expenses category related to purchases of the capacity.

     Excluding the nonrecurring item recorded in the second quarter of 1997, Personnel costs decreased $12.7 million or 0.8% due primarily to a $19.2 million decrease in stock-based compensation expense (most of which is related to SARs) and a decrease in full-time equivalent employees at US Airways. As mentioned above, approximately 670 US Airways employees transferred to TSG in late December 1997 (see also Other operating expenses below). The inclusion of Shuttle's personnel costs for the first six months of 1998 partially offset the personnel costs decrease at US Airways. Aviation fuel decreased significantly due primarily to lower average fuel prices. Commissions also decreased significantly reflecting the revised commission rate structure the Company established in September 1997. Aircraft maintenance increased $26.8 million or 13.3%. A majority of the increase is related to US Airways' maintenance agreement with Rolls Royce Canada Limitee which began in December 1997 (see discussion above under Aircraft maintenance in the comparison of quarterly results section). Depreciation and amortization was relatively unchanged if the nonrecurring charges recognized in 1997 are excluded. Besides offsetting activity during the second quarter of 1998 (see discussion above under Depreciation and amortization in the comparison of quarterly results), the Company's depreciation and amortization expenses have been favorably affected by US Airways' sale of information systems and related assets to TSG in early January 1998, partially offset by expenses related to Shuttle, including amortization of goodwill. Other increased $81.1 million or 10.2% due primarily to expenses associated with US Airways' information services management contract with TSG, amounts recorded during the second quarter of 1998 related to US Airways' settlement of litigation with Boeing (as discussed above under "Other Information") and expenses associated with purchases of capacity from a non-owned US Airways Express air carrier. As a result of US Airways' information services agreement with TSG, certain expenses categorized as Personnel costs and Depreciation and amortization in 1997 have been replaced by expenses categorized as Other operating expenses (e.g., outside services).

Other Income (Expense)-The decrease in Equity in earnings of affiliates results from USAM discontinuing the equity method of accounting for certain investments in July 1997. The decrease in Interest capitalized reflects US Airways' write-off of capitalized interest on equipment purchase deposits with Boeing in conjunction with the settlement of litigation between US Airways and Boeing (as discussed above under "Other Information") partially offset by capitalized interest on equipment purchase deposits related to the Company's aircraft acquisition agreements for Airbus aircraft. During the first six months of 1997, US Airways recognized gains in the Other, net category totaling $18.0 million related to US Airways' sale of 11 Boeing B737-200 and one Fokker F28-4000 aircraft.

Provision (Credit) for Income Taxes-The Company's effective income tax rate for financial reporting purposes increased substantially as the result of the Company recognizing certain income tax benefits during the fourth quarter of 1997.

Preferred Dividend Requirement-With the retirement of the Company's Series H Preferred Stock in March 1998, the Company no longer has preferred stock outstanding. In addition to dividends on the Series H Preferred Stock, the preferred dividend requirement of $44.4 million for the first six months of 1997 reflects dividend requirements for the Company's Series F and Series T Preferred Stock, both of which were retired in May 1997 and its Series B Preferred Stock, which was retired in September 1997.

Earnings per Common Share-As discussed above in the comparison of quarterly results, the number of shares of Common Stock used to calculate EPS has been affected by several transactions, most notably conversions of preferred stock into Common Stock and purchases of Common Stock. The Company's EPS amounts for the first six months of 1997 have been restated to conform with SFAS No. 128, "Earnings Per Share," which the Company adopted during fourth quarter 1997.



         Selected US Airways Operating and Financial Statistics (see Note 1 below)
                                        (unaudited)
                                    Three Months               Six Months
                                   Ended June 30,  Increase    Ended June 30,    Increase
                                   1998     1997  (Decrease)    1998     1997   (Decrease)
                                  ------   ------ --------    ------   ------   --------
Revenue passengers (thousands)*   15,302   15,533    (1.5) %   28,610   29,400    (2.7) %
Total RPMs (millions) (Note 2)    10,916   11,003    (0.8) %   20,397   20,951    (2.6) %
RPMs (millions)*                  10,881   10,953    (0.7) %   20,326   20,853    (2.5) %
Total ASMs (millions) (Note 3)    14,179   14,922    (5.0) %   27,913   29,460    (5.3) %
ASMs (millions)*                  14,138   14,865    (4.9) %   27,831   29,346    (5.2) %
Passenger load factor* (Note 4)     77.0 %   73.7 %   3.3 pts.   73.0 %   71.1 %   1.9  pts.
Break-even load factor (Note 5)     66.8 %   66.0 %   0.8 pts.   65.4 %   65.1 %   0.3  pts.
Yield* (Note 6)                    17.18 c  16.95 c   1.4  %    17.45 c  17.31 c   0.8  %
Passenger revenue
  per ASM* (Note 7)                13.22 c  12.49 c   5.8  %    12.74 c  12.30 c   3.6  %
Revenue per ASM (Note 8)           14.66 c  13.75 c   6.6  %    14.19 c  13.57 c   4.6  %
Cost per ASM (Note 9)              12.42 c  12.07 c   2.9  %    12.46 c  12.21 c   2.0  %
Average passenger journey (miles)*   711      705     0.9  %      710      709     0.1  %
Average stage length (miles)*        596      592     0.7  %      594      589     0.8  %
Revenue aircraft miles (millions)*   105      111    (5.4) %      208      219    (5.0) %
Cost of aviation fuel
  per gallon (Note 10)             52.35 c  65.18 c (19.7) %    54.96 c  70.26 c (21.8) %
Cost of aviation fuel
  per gallon, excluding fuel
  taxes (Note 11)                  46.35 c  58.71 c (21.1) %    48.94 c  63.83 c (23.3) %
Gallons of aviation fuel
  consumed (millions)                278      288    (3.5) %      545      570    (4.4) %
Number of aircraft in operating
  fleet at period-end                370      390    (5.1) %      370      390    (5.1) %
Full-time equivalent employees
  at period-end                   38,276   40,246    (4.9) %   38,276   40,246    (4.9) %

c cents
* Scheduled service only (excludes charter service).

Note 1. Operating statistics include US Airways' "mainline" operations as well as the operations of its low-fare product, MetroJet. Operatic statistics include free frequent travelers and the related miles they flew.
         Certain nonrecurring items and revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways' financial results for purposes of financial statistical calculations and better comparability between periods.
Note 2. Revenue passenger miles (RPMs)-Revenue passengers multiplied by the number of miles they flew.
Note 3. Available seat miles (ASMs)-Seats available multiplied by the number of miles flown (a measure of capacity).
Note 4. Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
Note 5. Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
Note 6.  Passenger transportation revenue divided by RPMs.
Note 7. Passenger transportation revenue divided by ASMs (a measure of unit revenue).
Note 8. Total Operating Revenues divided by ASMs (a measure of unit revenue).
Note 9. Total Operating Expenses divided by ASMs (a measure of unit cost).
Note 10. Includes the base cost of aviation fuel, fuel taxes and transportation charges.
Note 11. Includes the base cost of aviation fuel and transportation charges (excludes fuel taxes).



                                                  20


     The number of passengers carried by US Airways decreased for both comparative periods due primarily to capacity decreases. As of June 30, 1998, US Airways operated 20 fewer aircraft then as of June 30, 1997; capacity (ASMs), decreased 4.9% and 5.2% for the second quarter of 1998 and year-to-date 1998 versus the comparable periods in 1997. The effects of decreased capacity on US Airways' operating revenues have been mitigated by increases in passenger load factors, yield and average stage length.

     US Airways' capacity is expected to decrease 2.5% for third quarter 1998 compared to third quarter 1997, increase 3.5 % for fourth quarter 1998 compared to fourth quarter 1997 and decrease 2.5% for full-year 1998 compared to full-year 1997. Unit costs (operating costs per ASM) increased reflecting marginally lower operating costs applied over fewer ASMs (see also Note 1. above). US Airways' unit costs are expected to increase approximately 1% - 1.5% for full-year 1998 compared to full-year 1997. The unit cost estimates include aviation fuel expenses (including fuel taxes) of
57.20 cents per gallon.

Liquidity and Capital Resources

     As of June 30, 1998, the Company's Cash, Cash equivalents and Short-term investments totaled $2.13 billion and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.96. As of December 31, 1997, the Company's Cash, Cash equivalents and Short-term investments totaled $1.96 billion and the Company's current ratio was 1.10. The Company's debt to equity ratio was 2.30 and 3.60 as of June 30, 1998 and December 31, 1997, respectively (calculations exclude amounts related to outstanding preferred stock). The improvement in the Company's debt to equity ratio reflects a $358 million increase in Stockholders' Equity which resulted from the conversion of the Series H Preferred Stock into Common Stock during the first quarter of 1998 as well as the Company's net income for the first six months of 1998. As discussed below, US Airways retired early certain debt with a principal amount of $324.4 million on July 1, 1998.

     For the first six months of 1998, the Company's operating activities provided net cash of $842.3 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report). For the first six months of 1997, the Company's operating activities provided net cash of $375.5 million. Operating cash flows during the first six months of 1997 were adversely affected by profit sharing payments totaling $129.1 million and the effects of remitting ticket taxes collected from passengers of approximately $180 million to the federal government. The profit sharing payments the Company made to employees during first quarter 1997 ended the Company's obligation for profit sharing under its 1992 Salary Reduction Plan (the liability had been accrued for prior to first quarter 1997). The ticket tax remittances resulted from ticket taxes collected during 1996. The ticket tax was not in effect during the majority of the first quarter of 1997. The Company resumed regular ticket tax remittances after the ticket tax was reinstated in March 1997. In addition, exercises of stock appreciation rights (SARs) resulted in cash outflows of $45.5 million during the first six months of 1997, but only $7.6 million during the first six months of 1998. As of July 31, 1998, fewer than 2,000 SARs granted under the Company's 1992 Stock Option Plan remained outstanding (approximately 180,700 SARs were outstanding as of December 31, 1997).

     Investing activities during the first six months of 1998 included cash outflows of $178.1 million for the acquisition of assets and cash inflows of $61.8 million related to asset dispositions. US Airways' cash outflows related to asset acquisitions included $72.1 million for aircraft and aircraft-related assets, including the purchase of two B767-200ER aircraft upon lease expiry. In addition, the Company made purchase deposit payments for Airbus aircraft of $31.6 million during the first six months of 1998. The remaining cash outflows for the acquisition of assets included the purchase of computer equipment and software (including certain costs associated with US Airways' information services management agreement with
TSG), other ground equipment and
miscellaneous assets. Asset dispositions included proceeds of $46.5 million from US Airways' sale of substantially all of its information systems and related assets to TSG and proceeds from US Airways' sale of four nonoperating aircraft. Restricted cash and investments increased $48.6 million due primarily to US Airways' return to using cash to collateralize letters of credit for workers' compensation policies (US Airways previously collateralized such policies with certain owned flight equipment). The net cash used for investing activities during the first six months of 1998 was $288.9 million.

     Net cash used for financing activities during the first six months of 1998 was $521.9 million. Besides normal, recurring debt repayments, US Airways retired early certain debt with a face amount of $80.1 million during the first six months of 1998. During the second quarter of 1998, the Company purchased 6.0 million shares of Common Stock in open market transactions resulting in total cash outflows of $407.0 million. On
March 12, 1998, the holders of the Company's Series H Preferred Stock exercised their right to convert those shares into shares of the Company's Common Stock. As a result of the conversion transactions, the Company issued
9.2 million shares of Common Stock and retired its Series H Preferred Stock. The Company paid dividends totaling $6.6 million to holders of its Series H Preferred Stock in 1998 prior to that series conversion into Common Stock. Annual dividend requirements for the Series H Preferred Stock were $33.1 million. The Company had previously retired its Series F and T Preferred Stock in May 1997 and its Series B Preferred Stock in September 1997.

     On July 1, 1998, US Airways retired its 10% Senior Notes, which had a principal amount of $300 million. The transaction resulted in a cash outflow of $315.0 million and resulted in a loss on early extinguishment of debt of $15.0 million. US Airways also retired other notes with an outstanding principal amount of $24.4 million on July 1, 1998. The latter transactions resulted in an immaterial net loss.

     The Company expects to satisfy all of its short-term liquidity requirements through a combination of cash on hand and cash generated from operations. The Company continues to be highly leveraged, as evidenced by the Company's high debt burden. The Company and US Airways require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company's agreements to acquire up to 430 new Airbus aircraft, accompanying jet engines and ancillary assets will increase the Company's financing needs and result in a significant increase in its financial obligations and debt burden. Adverse changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from lower-cost competitors or increases in the cost of aviation fuel, could have a material adverse effect on the Company's results of operations, financial condition and future prospects. The Company's results of operations and financial condition are particularly susceptible to adverse changes in general economic and market conditions due to US Airways' high cost structure relative to its major competitors.

     As of June 30, 1998, the minimum determinable payments associated with the Company's aircraft acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) are currently estimated at $353 million for the remainder of 1998, $1.18 billion in 1999, $1.82 billion in 2000 and $90 million in 2001. The Company anticipates using cash on hand for purchase deposits due within the next six months and has commitments or letters of intent which it believes will provide financing for at least 25% of the anticipated purchase price of firm-order Airbus aircraft. However, further financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of the aircraft purchase price and for other aircraft-related expenditures. Other capital expenditures, such as for training simulators, rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     US Airways Group's annual meeting of stockholders was held on May 20, 1998. Proxies for the meeting were solicited by US Airways Group pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     All of management's nominees for the election to the Board of Directors as listed in US Airways Group's Proxy Statement for the meeting were elected. In addition, the stockholders also voted on the following proposals with the following results:

1. Management's proposal regarding ratification of the selection of auditors of the Company for fiscal year 1998.

    For:  87,643,239   Against:  173,471   Abstain:  159,040
    Broker Non-Votes:  None

2. Management's proposal regarding approval of an amendment to the Company's 1996 Stock Incentive Plan.

    For:  70,421,769   Against:  17,263,793   Abstain:  290,188
    Broker Non-Votes:  None

3. Stockholder proposal relating to the date on which the Annual Meeting is held.

    For:  1,581,465   Against:  70,625,921   Abstain:  1,072,697
    Broker Non-Votes:  14,695,667

4.  Stockholder proposal concerning confidential voting.

    For:  25,324,915   Against:  47,350,107   Abstain:  605,061
    Broker Non-Votes:  14,695,667

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Designation                         Description

10 1996 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 20, 1998.
11 Computation of basic and diluted earnings per common share for the three month and six month periods ended June 30, 1998 and 1997 for US Airways Group, Inc.
27.1  Financial Data Schedule - US Airways Group, Inc.
27.2  Financial Data Schedule - US Airways, Inc.

B.  Reports on Form 8-K

Date of Report                      Subject of Report

July 22, 1998   Consolidated statements of operations for both US Airways
                Group, Inc. and US Airways, Inc. for the three months and six months ended June 30, 1998, and select operating and financial statistics for US Airways, Inc. for the same periods.

July 2, 1998    News release announcing US Airways, Inc.'s order of up to 30
                Airbus Industrie A330-300 widebody aircraft to substantially expand its fleet for international service.

June 4, 1998    News release discussing US Airways, Inc.'s growth prospects for the remainder of 1998, 1999, and 2000.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        US Airways Group, Inc.  (Registrant)

Date:  August 6, 1998                   By:    /s/ James A. Hultquist
                                           --------------------------
                                                   James A. Hultquist
                                                       Controller
                                              (Chief Accounting Officer)

                                        US Airways, Inc.  (Registrant)

Date:  August 6, 1998                   By:    /s/ James A. Hultquist
                                           --------------------------
                                                   James A. Hultquist
                                                       Controller
                                              (Chief Accounting Officer)


                (this space intentionally left blank)