Form 10-Q
period 1998-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1998-11-12
CIK 701345, 714560

FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________


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

     As of October 31, 1998 there were outstanding approximately 87,410,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.



                            US Airways Group, Inc.
                                     and
                               US Airways, Inc.
                                  Form 10-Q
                   Quarterly Period Ended September 30, 1998


                              Table of Contents





Part I.   Financial Information                                         Page
                                                                        ----
  Item 1A. Financial Statements - US Airways Group, Inc.

    Condensed Consolidated Statements of Operations
      - Three Months and Nine Months Ended September 30, 1998 and 1997 1 Condensed Consolidated Balance Sheets
      - September 30, 1998 and December 31, 1997                          2
    Condensed Consolidated Statements of Cash Flows
      - Nine Months Ended September 30, 1998 and 1997                     3
    Condensed Consolidated Statement of Changes in Stockholders' Equity
      - Nine Months Ended September 30, 1998                              4
    Notes to Condensed Consolidated Financial Statements                  5

  Item 1B. Financial Statements - US Airways, Inc.

    Condensed Consolidated Statements of Operations
      - Three Months and Nine Months Ended September 30, 1998 and 1997 9 Condensed Consolidated Balance Sheets
      - September 30, 1998 and December 31, 1997                         10
    Condensed Consolidated Statements of Cash Flows
      - Nine Months Ended September 30, 1998 and 1997                    11
    Condensed Consolidated Statement of Changes in Stockholder's Equity
      - Nine Months Ended September 30, 1998                             12
    Notes to Condensed Consolidated Financial Statements                 13

  Item 2. Management's Discussion and Analysis of Financial Condition    14
          and Results of Operations

Part II.  Other Information

  Item 1. Legal Proceedings                                              28

  Item 6. Exhibits and Reports on Form 8-K                               28

Signatures                                                               29



                           US Airways Group, Inc.
              Condensed Consolidated Statements of Operations
 Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited)
                  (in millions, except per share amounts)

                                      Three Months Ended  Nine Months Ended
                                          September 30,     September 30,
                                      ------------------  -----------------
                                          1998     1997     1998     1997
                                          ----     ----     ----     ----
Operating Revenues
  Passenger transportation               $1,988   $1,917   $5,924   $5,826
  Cargo and freight                          39       46      124      135
  Other                                     181      152      519      468
                                          -----    -----    -----    -----
    Total Operating Revenues              2,208    2,115    6,567    6,429

Operating Expenses
  Personnel costs                           786      764    2,309    2,306
  Aviation fuel                             150      194      474      617
  Commissions                               132      151      394      461
  Aircraft rent                             108      125      330      359
  Other rent and landing fees               107      116      308      316
  Aircraft maintenance                      110      127      338      329
  Depreciation and amortization              83      155      236      327
  Other                                     462      400    1,342    1,200
                                          -----    -----    -----    -----
    Total Operating Expenses              1,938    2,032    5,731    5,915
                                          -----    -----    -----    -----
    Operating Income                        270       83      836      514

Other Income (Expense)
  Interest income                            26       28       87       75
  Interest expense                          (51)     (64)    (174)    (193)
  Interest capitalized                        5        3       (8)       9
  Equity in earnings of affiliates            -        4        1       30
  Gains on sales of interests in affiliates   -      180        -      180
  Other, net                                (12)      (2)     (14)      14
                                          -----    -----    -----    -----
    Other Income (Expense), Net             (32)     149     (108)     115
                                          -----    -----    -----    -----

Income Before Taxes                         238      232      728      629
  Provision (Credit) for Income Taxes        96       45      294       84
                                          -----    -----    -----    -----
Net Income                                  142      187      434      545
                                          -----    -----    -----    -----
  Preferred Dividend Requirement              -      (11)      (6)     (55)
                                          -----    -----    -----    -----
Earnings Applicable to
  Common Stockholders                    $  142   $  176   $  428   $  490
                                          =====    =====    =====    =====
Earnings per Common Share
  Basic                                  $ 1.54   $ 2.10   $ 4.53   $ 6.66
  Diluted                                $ 1.51   $ 1.82   $ 4.40   $ 5.21

Shares Used for Computation
  Basic                                      92       84       94       74
  Diluted                                    94      103       99      104

See accompanying Notes to Condensed Consolidated Financial Statements.

                           US Airways Group, Inc.
                   Condensed Consolidated Balance Sheets
           September 30, 1998 (unaudited) and December 31, 1997
                           (dollars in millions)

                                                        September  December
                                                            30,        31,
                                                           1998       1997
                                                           ----       ----
       ASSETS
Current Assets
  Cash                                                  $    26    $    18
  Cash equivalents                                          698      1,076
  Short-term investments                                    721        870
  Receivables, net                                          438        300
  Materials and supplies, net                               225        226
  Deferred income taxes                                     487        147
  Prepaid expenses and other                                123        140
                                                          -----      -----
      Total Current Assets                                2,718      2,777
Property and Equipment
  Flight equipment                                        5,165      5,221
  Ground property and equipment                             911        876
  Less accumulated depreciation and amortization         (2,592)    (2,527)
                                                          -----      -----
                                                          3,484      3,570
  Purchase deposits                                         174        155
                                                          -----      -----
      Total Property and Equipment, Net                   3,658      3,725
Other Assets
  Goodwill, net                                             601        616
  Other intangibles, net                                    430        371
  Investment in marketable equity securities                261        190
  Deferred income taxes                                       -        270
  Other assets, net                                         470        423
                                                          -----      -----
      Total Other Assets                                  1,762      1,870
                                                          -----      -----
                                                        $ 8,138    $ 8,372
                                                          =====      =====


       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                  $    69    $   186
  Accounts payable                                          594        323
  Traffic balances payable and unused tickets               919        707
  Accrued aircraft rent                                     434        509
  Accrued salaries, wages and vacation                      316        311
  Other accrued expenses                                    462        492
                                                          -----      -----
      Total Current Liabilities                           2,794      2,528
Long-Term Debt, Net of Current Maturities                 1,971      2,426
Deferred Credits and Other Liabilities
  Deferred gains, net                                       312        333
  Postretirement benefits other than pensions,
    noncurrent                                            1,226      1,173
  Noncurrent employee benefit liabilities and other       1,124        829
                                                          -----      -----
      Total Deferred Credits and Other Liabilities        2,662      2,335
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
  Series H, no par value, 358,000 shares issued and
    outstanding as of December 31, 1997                       -        358
Stockholders' Equity
  Common Stock                                              101         91
  Paid-in capital                                         2,295      1,906
  Retained earnings (deficit)                              (852)    (1,280)
  Common Stock held in treasury, at cost                   (883)        (3)
  Deferred compensation                                     (91)       (80)
  Accumulated other comprehensive income, net of
    income tax effect                                       141         91
                                                          -----      -----
      Total Stockholders' Equity                            711        725
                                                          -----      -----
                                                        $ 8,138    $ 8,372
                                                          =====      =====

See accompanying Notes to Condensed Consolidated Financial Statements.

                           US Airways Group, Inc.
              Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1998 and 1997 (unaudited)
                              (in millions)


                                                             1998     1997
                                                           ------    -----
Cash and Cash equivalents at beginning of period          $ 1,094   $  951
                                                           ------    -----
Cash flows from operating activities
  Net income                                                  434      545
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                           236      327
      Losses (gains) on dispositions of property               (9)     (16)
      Gains on sales of interests in affiliates                 -     (180)
      Amortization of deferred gains and credits              (21)     (21)
      Other                                                    81       14
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                   (137)     (74)
        Decrease (increase) in materials and supplies,
          prepaid expenses and pension assets                 (25)      39
        Decrease (increase) in deferred income taxes           89        -
        Increase (decrease) in traffic balances
          payable and unused tickets                          212      158
        Increase (decrease) in accounts payable and
          accrued expenses                                    283     (179)
        Increase (decrease) in postretirement benefits
          other than pensions, noncurrent                      53       56
                                                           ------    -----
            Net cash provided by (used for) operating
              activities                                    1,196      669

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net           (151)     (19)
  Additions to other property                                (202)    (115)
  Proceeds from dispositions of property                       97       54
  Proceeds from sales of interests in affiliates                -      224
  Decrease (increase) in short-term investments               153     (223)
  Decrease (increase) in restricted cash and investments      (50)      18
  Other                                                         4        5
                                                           ------    -----
            Net cash provided by (used for) investing
              activities                                     (149)     (56)

Cash flows from financing activities
  Principal payments on long-term debt                       (543)     (73)
  Issuances of Common Stock                                     7       30
  Purchases of Common Stock                                  (881)       -
  Sales of treasury stock                                       6        1
  Redemptions of preferred stock, including redemption
    premiums                                                    -     (126)
  Dividends paid on preferred stock                            (6)    (172)
                                                           ------    -----
            Net cash provided by (used for) financing
              activities                                   (1,417)    (340)
                                                           ------    -----
Net increase (decrease) in Cash and Cash equivalents         (370)     273
                                                           ------    -----
Cash and Cash equivalents at end of period                $   724   $1,224
                                                           ======    =====


Noncash investing and financing activities
  Conversion of preferred stock into Common Stock         $   358   $  497
   Net unrealized gain on available-for-sale securities,
     net of income tax effect                             $    47   $  134
   Reduction of aircraft-related purchase deposits        $    61   $    -


Supplemental Information
  Cash paid during the period for interest, net of amount
    capitalized                                           $   204   $  207
  Net cash paid during the period for income taxes        $   197   $   65


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       US Airways Group, Inc.
                                Condensed Consolidated Statement of Changes in Stockholders' Equity
                                         Nine Months Ended September 30, 1998 (unaudited)
                                          (dollars in millions, except per share amounts)
                                                                                     Accumulated other
                                                                                    comprehensive income,
                                                                                   net of income tax effect
                                                                                   -----------------------
                                                                                   Unrealized   Adjustment
                                                                                     gain on       for
                                                  Retained     Common    Deferred   available-   minimum
                                 Common  Paid-in  earnings   Stock held   compen-    for-sale    pension            Comprehensive
                                  Stock  capital  (deficit)  in treasury  sation    securities  liability    Total      income
                                  -----  -------   -------   -----------  ------    ----------  ---------    -----      ------
Balance as of December 31, 1997    $91   $1,906    $(1,280)    $  (3)      $(80)       $104       $(13)      $ 725      $    -

Purchase of 13,822,600 shares
  of Common Stock                    -        -          -      (889)         -           -          -        (889)          -

Conversion of 358,000 shares
  of Series H Preferred Stock        9      349          -         -          -           -          -         358           -

Grant of 120,840 shares of
  nonvested stock and
  2,300,000 stock options            -       30          -         2        (32)          -          -           -           -

Reversion of 50,920 shares of
  previously-granted non-vested
  stock                              -       (1)         -         -          1           -          -           -           -

Acquisition of 11,345 shares
  of Common Stock from certain
  employees                          -        -          -        (1)         -           -          -          (1)          -

Exercise of 686,573 stock options    1        6          -         8          -           -          -          15           -

Dividends paid (preferred stock)
    Series H - $18.50 per share      -        -         (6)        -          -           -          -          (6)          -

Amortization of deferred
  compensation                       -        -          -         -         20           -          -          20           -

Unrealized gain on available-for
  -sale securities, net of income
  tax effect                         -        -          -         -          -          47          -          47          47

Adjustment for minimum pension
  liability, net of income tax
  effect                             -        -          -         -          -           -          3           3           3

Tax benefit related to employee
  stock option exercises             -        5          -         -          -           -          -           5           -

Net income                           -        -        434         -          -           -          -         434         434
                                   ---    -----        ---       ---         --         ---         --         ---         ---
Balance as of September 30, 1998  $101   $2,295      $(852)    $(883)      $(91)       $151       $(10)       $711
                                   ===    =====        ===       ===         ==         ===         ==         ===

Total comprehensive income for the nine months ended September 30, 1998                                                   $484
                                                                                                                           ===
See accompanying Notes to Condensed Consolidated Financial Statements.


                      US Airways Group, Inc.
       Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries US Airways, Inc. (US Airways), Shuttle, Inc., Allegheny Airlines, Inc., Piedmont Airlines, Inc., PSA Airlines, Inc., US Airways Leasing and Sales, Inc., US Airways Fuel Corporation, Airways Assurance Limited and Material Services Company, Inc.

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

                                                 Three             Nine
                                              Months Ended     Months Ended
                                              September 30,    September 30,
                                                  1998             1997
                                                  ----             ----
Earnings applicable to common stockholders:
  Earnings applicable to common stockholders
    (basic)                                       $ 142            $ 428
  Preferred dividend requirement                      -                6
                                                   ----             ----
  Earnings applicable to common stockholders
    (diluted)                                     $ 142            $ 434
                                                   ====             ====
Common shares:
  Weighted average common shares outstanding
    (basic)                                          92               94
  Incremental shares related to outstanding
    stock options                                     2                2
  Incremental shares related to convertible
    preferred stock issuance                          -                3
                                                   ----             ----
  Weighted average common shares outstanding
    (diluted)                                        94               99
                                                   ====             ====

Earnings per Common Share:
  Basic                                           $1.54            $4.53
  Diluted                                         $1.51            $4.40

     Note: The numbers in the table on the preceding page may not recalculate due to rounding.

     The Company paid dividends totaling $6.6 million on its Series H Preferred Stock during 1998 prior to the holders converting those shares into
9.2 million shares of the Company's Common Stock on March 12, 1998. The Company subsequently retired its Series H Preferred Stock.

3.  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity.

     As presented in the accompanying Condensed Consolidated Statement of Changes in Stockholders' Equity, the Company recognized comprehensive income of $484 million for the nine months ended September 30, 1998, including net income of $434 million and other comprehensive income of $50 million. For the nine months ended September 30, 1997, the Company recognized comprehensive income of $701 million, including net income of $545 million and other comprehensive income of $156 million. The Company recognized comprehensive income of $108 million and $343 million for the three months ended September 30, 1998 and 1997, respectively, including net income of $142 million and $187 million and other comprehensive income (loss) of $(33) million and $156 million, respectively.

                                                                Nine months ended September 30,
                                                      ------------------------------------------------------
                                                                1998                         1997
                                                      -------------------------   --------------------------
                                                      Before     Tax      Net      Before     Tax      Net
                                                       tax     effect    of tax     tax     effect    of tax
                                                      effect  (expense)  effect    effect  (expense)  effect
                                                      ------   -------   ------    ------   -------   ------
                                                                            (millions)
Unrealized gain on available-for-sale securities:
  Unrealized gains during the period                   $73      $(26)      $47      $162     $(28)     $134
  Reclassification adjustment for gains
    included in net income during the period             -         -         -         -        -         -
                                                        --        --        --       ---       --       ---
  Net unrealized gains                                  73       (26)       47       162      (28)      134
Adjustment for minimum pension liability                 -         3         3        22        -        22
                                                        --        --        --       ---       --       ---
Other comprehensive income                             $73      $(23)      $50      $184     $(28)     $156
                                                        ==        ==        ==       ===       ==       ===

                                                                Three months ended September 30,
                                                      ------------------------------------------------------
                                                                1998                         1997
                                                      -------------------------   --------------------------
                                                      Before     Tax      Net      Before     Tax      Net
                                                       tax     effect    of tax     tax     effect    of tax
                                                      effect  (expense)  effect    effect  (expense)  effect
                                                      ------   -------   ------    ------   -------   ------
                                                                            (millions)
Unrealized gain (loss) on available-for-sale securities:
  Unrealized gains (losses) during the period          $(50)    $17        $(33)    $162     $(28)     $134
  Reclassification adjustment for gains (losses)
    included in net income during the period              -       -           -        -        -         -
                                                         --      --          --      ---       --       ---
  Net unrealized gains (losses)                         (50)     17         (33)     162      (28)      134
Adjustment for minimum pension liability                  -       -           -       22        -        22
                                                         --      --          --      ---       --       ---
Other comprehensive income (loss)                      $(50)    $17        $(33)    $184     $(28)     $156
                                                         ==      ==          ==      ===       ==       ===

4.  Commitments and Contingencies

     In the fourth quarter of 1998, the Company began accepting delivery of up to 400 new Airbus Industrie (Airbus) A320-Family aircraft. As of September 30, 1998, the Company had 128 A320-Family aircraft on firm order, 112 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. Of the first 128 aircraft, six are scheduled for delivery in the fourth quarter 1998, 33 in 1999 and 89 in the years 2000 through 2002; 43 of the aircraft scheduled for delivery in the 2000 to 2002 time period are subject to cancellation with 18 months notice and payment of a cancellation fee. These new single-aisle aircraft are expected to ultimately replace, at a minimum, US Airways' Boeing B737-200 and Douglas DC-9-30 and MD-80 aircraft.

     On July 2, 1998, the Company announced that it had reached an agreement with Airbus for the purchase of up to 30 widebody A330-300 aircraft. The agreement includes seven firm aircraft orders, seven aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional aircraft. Of the seven firm-order A330-300 aircraft, six are scheduled for delivery in the year 2000 and one in early 2001. Orders subject to reconfirmation are for aircraft that are tentatively scheduled for delivery beginning in the fourth quarter of 2000. The Company can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first seven aircraft. In October 1998, the Company reached an agreement with Pratt & Whitney for jet engines to power US Airways' new Airbus widebody aircraft and to provide long-term maintenance for the engines. The new widebody aircraft are expected to eventually supplant US Airways' Boeing B767-200ER fleet in transatlantic markets.

     As of September 30, 1998, the minimum determinable payments associated with the Company's aircraft acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) are currently estimated at $303 million for the remainder of 1998, $1.29 billion in 1999, $2.04 billion in 2000 and $79 million in 2001.

5.  Treasury Stock

     The Company held 13.6 million and approximately 40,000 shares of Common Stock in treasury as of September 30, 1998 and December 31, 1997, respectively.

     The Company completed two common stock purchase plans during the third quarter of 1998, one authorized for 2.3 million shares to offset stock options granted to US Airways' pilots in January 1998 and one authorized for $500 million. The Company purchased 7.16 million shares of its Common Stock under the latter plan. As of September 30, 1998, the Company had also purchased 4.36 million shares of the 5.0 million shares authorized under a third plan announced on September 2, 1998.

6.  Nonrecurring Items

     During the third quarter of 1998, US Airways reversed $3.0 million of previously accrued lease obligations upon the early termination of leases for two British Aerospace BAe-146-200 (BAe-146) aircraft (recorded as a credit to Aircraft rent expense).

     During the second quarter of 1997, US Airways reversed $1.5 million of previously accrued lease obligations upon subleasing a BAe-146 aircraft (recorded as a credit to Aircraft rent expense).

     US Airways also recognized nonrecurring expenses totaling $28.3 million during the second quarter of 1997 related to efficiency measures announced during May 1997: $6.9 million recorded in Personnel costs related to estimated employee severance payments; $2.9 million recorded in Other rent and landing fees related primarily to the write-off of lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues); and $18.5 million recorded in Depreciation and amortization related primarily to the write-down of certain McDonnell Douglas DC-9-30 (DC-9-30) aircraft to estimated fair value. The efficiency measures include grounding of excess aircraft, ending unprofitable jet service to nine cities and eliminating other routes that have not been profitable and closing a flight crew base, two reservations centers and three maintenance facilities.

     The Company recognized additional nonrecurring expenses totaling $72.3 million during the third quarter of 1997 including $59.3 million recorded in Depreciation and amortization resulting from US Airways' late-September 1997 decision to retire its remaining DC-9-30 aircraft over the next several years. The remaining nonrecurring expenses recognized during the third quarter of 1997, $11.4 million recorded in Depreciation and amortization and $1.7 million recorded in Other rent and landing fees, include the write-down of certain equipment to be disposed of as a result of the May 1997 efficiency measures and certain other adjustments to the second quarter 1997 charges.

     In addition, USAM recognized a pre-tax gain of $179.6 million during the third quarter of 1997. The gain resulted from USAM's sale of its investment in Apollo Travel Services Partnership and a sell-down of its interest in Galileo International, Inc.









               (this space intentionally left blank)




                              US Airways, Inc.
              Condensed Consolidated Statements of Operations
 Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited)
                               (in millions)


                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     ------------------   -----------------
                                       1998      1997      1998      1997
                                       ----      ----      ----      ----
Operating Revenues
  Passenger transportation            $1,785    $1,768    $5,331    $5,377
  US Airways Express transportation
    revenues                             188       151       520       452
  Cargo and freight                       38        45       121       132
  Other                                  166       151       497       453
                                       -----     -----     -----     -----
      Total Operating Revenues         2,177     2,115     6,469     6,414

Operating Expenses
  Personnel costs                        732       722     2,153     2,183
  Aviation fuel                          138       183       437       584
  Commissions                            121       140       361       429
  Aircraft rent                           93       110       285       315
  Other rent and landing fees             98       112       281       302
  Aircraft maintenance                    85       109       270       280
  Depreciation and amortization           76       151       215       315
  US Airways Express capacity purchases  144       122       403       365
  Other                                  427       381     1,245     1,123
                                       -----     -----     -----     -----
      Total Operating Expenses         1,914     2,030     5,650     5,896
                                       -----     -----     -----     -----

      Operating Income                   263        85       819       518

Other Income (Expense)
  Interest income                         48        30       130        77
  Interest expense                       (51)      (64)     (174)     (197)
  Interest capitalized                     1         3       (17)        9
  Equity in earnings of affiliates         -         4         1        30
  Gains on sales of interests in
    affiliates                             -       180         -       180
  Other, net                             (12)       (3)      (14)       14
                                       -----     -----     -----     -----
      Other Income (Expense), Net        (14)      150       (74)      113
                                       -----     -----     -----     -----

Income Before Taxes                      249       235       745       631
  Provision (Credit) for Income Taxes    100        48       300        99
                                       -----     -----     -----     -----

Net Income                            $  149    $  187    $  445    $  532
                                       =====     =====     =====     =====

See accompanying Notes to Condensed Consolidated Financial Statements.

                              US Airways, Inc.
                   Condensed Consolidated Balance Sheets
           September 30, 1998 (unaudited) and December 31, 1997
                           (dollars in millions)

                                                     September     December
                                                         30,          31,
                                                        1998         1997
                                                        ----         ----
    ASSETS
Current Assets
  Cash                                                $    22      $    17
  Cash equivalents                                        698        1,075
  Short-term investments                                  721          870
  Receivables, net                                        426          296
  Receivables from related parties, net                   181          195
  Materials and supplies, net                             202          200
  Deferred income taxes                                   402          150
  Prepaid expenses and other                              108          132
                                                        -----        -----
      Total  Current Assets                             2,760        2,935
Property and Equipment
  Flight equipment                                      4,905        4,968
  Ground property and equipment                           883          851
  Less accumulated depreciation and amortization       (2,483)      (2,429)
                                                        -----        -----
                                                        3,305        3,390
  Purchase deposits                                         1           70
                                                        -----        -----
      Total Property and Equipment, Net                 3,306        3,460
Other Assets
  Goodwill, net                                           461          473
  Other intangibles, net                                  345          283
  Investment in marketable equity securities              261          190
  Receivable from parent company                        1,167          210
  Deferred income taxes                                     -          221
  Other assets, net                                       556          493
                                                        -----        -----
      Total Other Assets                                2,790        1,870
                                                        -----        -----
                                                      $ 8,856      $ 8,265
                                                        =====        =====

    LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt                $    69      $   186
  Accounts payable                                        550          297
  Traffic balances payable and unused tickets             925          702
  Accrued aircraft rent                                   425          496
  Accrued salaries, wages and vacation                    311          306
  Other accrued expenses                                  428          463
                                                        -----        -----
      Total Current Liabilities                         2,708        2,450
Long-Term Debt, Net of Current Maturities               1,970        2,425
Deferred Credits and Other Liabilities
  Deferred gains, net                                     310          330
  Postretirement benefits other than pensions,
    noncurrent                                          1,204        1,152
  Noncurrent employee benefit liabilities and other     1,062          806
                                                        -----        -----
      Total Deferred Credits and Other Liabilities      2,576        2,288
Commitments and Contingencies
Stockholder's Equity
  Common stock                                              -            -
  Paid-in capital                                       2,430        2,425
  Retained earnings (deficit)                            (969)      (1,414)
  Accumulated other comprehensive income,
    net of income tax effect                              141           91
                                                        -----        -----
Total Stockholder's Equity                              1,602        1,102
                                                        -----        -----
                                                      $ 8,856      $ 8,265
                                                        =====        =====


See accompanying Notes to Condensed Consolidated Financial Statements.

                              US Airways, Inc.
              Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1998 and 1997 (unaudited)
                               (in millions)

                                                            1998      1997
                                                           -----     -----
Cash and Cash equivalents at beginning of period          $1,092    $  950
                                                           -----     -----
Cash flows from operating activities
  Net income                                                 445       532
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                          215       315
      Losses (gains) on dispositions of property              (9)      (16)
      Gains on sales of interests in affiliates                -      (180)
      Amortization of deferred gains and credits             (20)      (20)
      Other                                                   44         8
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                  (104)     (128)
        Decrease (increase) in materials and supplies,
          prepaid expenses and pension assets                (21)       32
        Decrease (increase) in deferred income taxes          91         -
        Increase (decrease) in traffic balances payable
          and unused tickets                                 223       158
        Increase (decrease) in accounts payable and
          accrued expenses                                   273      (359)
        Increase (decrease) in postretirement benefits
          other than pensions, noncurrent                     52        56
                                                           -----     -----
            Net cash provided by (used for) operating
              activities                                   1,189       398

Cash flows from investing activities
  Aircraft acquisitions and purchase deposits, net           (52)       (7)
  Additions to other property                               (200)     (109)
  Proceeds from dispositions of property                      97        52
  Proceeds from sales of interests in affiliates               -       224
  Decrease (increase) in short-term investments              153      (223)
  Decrease (increase) in restricted cash and investments     (50)       18
  Funding of parent company's share purchases               (881)        -
  Funding of parent company's aircraft purchase deposits     (88)      (12)
  Other                                                        3         5
                                                           -----     -----
            Net cash provided by (used for) investing
              activities                                  (1,018)      (52)

Cash flows from financing activities
  Principal payments on long-term debt                      (543)      (72)
                                                           -----     -----
            Net cash provided by (used for) financing
              activities                                    (543)      (72)
                                                           -----     -----
Net increase (decrease) in Cash and Cash equivalents        (372)      274
                                                           -----     -----
Cash and Cash equivalents at end of period                $  720    $1,224
                                                           =====     =====

Noncash investing and financing activities
  Net unrealized gain on available-for-sale securities,
    net of income tax effect                              $   47    $  134
  Reduction of aircraft-related purchase deposits         $   61    $    -

Supplemental Information
  Cash paid during the period for interest, net of
    amount capitalized                                    $  204    $  207
  Net cash paid during the period for income taxes        $  194    $   65






See accompanying Notes to Condensed Consolidated Financial Statements.

                                          US Airways, Inc.
                 Condensed Consolidated Statement of Changes in Stockholder's Equity
                          Nine Months Ended September 30, 1998 (unaudited)
                                            (in millions)
                                                               Accumulated other
                                                             comprehensive income,
                                                            net of income tax effect
                                                            ------------------------
                                                            Unrealized   Adjustment
                                                              gain on        for
                                                  Retained   available-    minimum           Compre-
                                 Common  Paid-in  earnings    for-sale     pension           hensive
                                  stock  capital  (deficit)  securities   liability   Total   income
                                  -----  -------   -------   ----------   ---------   -----   ------
Balance as of December 31, 1997    $ -   $2,425    $(1,414)     $104        $(13)    $1,102   $   -

Unrealized gain on
  available-for-sale securities,
  net of income tax effect           -        -          -        47           -         47      47

Adjustment for minimum
   pension liability, net of
   income tax effect                 -        -          -         -           3          3       3

Tax benefit from employee
  stock option exercises             -        5          -         -           -          5       -

Net income                           -        -        445         -           -        445     445
                                    --    -----     ------       ---         ---      -----     ---
Balance as of September 30, 1998   $ -   $2,430    $  (969)     $151        $(10)    $1,602
                                    ==    =====     ======       ===         ===      =====

Total comprehensive income for the nine months ended September 30, 1998                        $495
                                                                                                ===
See accompanying Notes to Condensed Consolidated Financial Statements.

                             (this space intentionally left blank)
                                                12


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

2.  Comprehensive Income

     US Airways adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity.

     US Airways recognized comprehensive income of $495 million for the nine months ended September 30, 1998, including net income of $445 million and other comprehensive income of $50 million. For the nine months ended September 30, 1997, US Airways recognized comprehensive income of $688 million, including net income of $532 million and other comprehensive income of $156 million. US Airways recognized comprehensive income of $116 million and $343 million for the three months ended September 30, 1998 and 1997, respectively, including net income of $149 million and $187 million, respectively, and other comprehensive income (loss) of $(33) million and $156 million, respectively.


                                                                Nine months ended September 30,
                                                      ------------------------------------------------------
                                                                1998                         1997
                                                      -------------------------   --------------------------
                                                      Before     Tax      Net      Before     Tax      Net
                                                       tax     effect    of tax     tax     effect    of tax
                                                      effect  (expense)  effect    effect  (expense)  effect
                                                      ------   -------   ------    ------   -------   ------
                                                                            (millions)
Unrealized gain on available-for-sale securities:
  Unrealized gains during the period                   $73      $(26)      $47      $162     $(28)     $134
  Reclassification adjustment for gains
    included in net income during the period             -         -         -         -        -         -
                                                        --        --        --       ---       --       ---
  Net unrealized gains                                  73       (26)       47       162      (28)      134
Adjustment for minimum pension liability                 -         3         3        22        -        22
                                                        --        --        --       ---       --       ---
Other comprehensive income                             $73      $(23)      $50      $184     $(28)     $156
                                                        ==        ==        ==       ===       ==       ===

                                                                Three months ended September 30,
                                                      ------------------------------------------------------
                                                                1998                         1997
                                                      -------------------------   --------------------------
                                                      Before     Tax      Net      Before     Tax      Net
                                                       tax     effect    of tax     tax     effect    of tax
                                                      effect  (expense)  effect    effect  (expense)  effect
                                                      ------   -------   ------    ------   -------   ------
                                                                            (millions)
Unrealized gain (loss) on available-for-sale securities:
  Unrealized gains (losses) during the period          $(50)    $17        $(33)    $162     $(28)     $134
  Reclassification adjustment for gains (losses)
    included in net income during the period              -       -           -        -        -         -
                                                         --      --          --      ---       --       ---
  Net unrealized gains (losses)                         (50)     17         (33)     162      (28)      134
Adjustment for minimum pension liability                  -       -           -       22        -        22
                                                         --      --          --      ---       --       ---
Other comprehensive income (loss)                      $(50)    $17        $(33)    $184     $(28)     $156
                                                         ==      ==          ==      ===       ==       ===




3.  Commitments and Contingencies

     Please refer to Note 4 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 7 of this report.

4.  Related Party Transactions

     US Airways' noncurrent receivable from US Airways Group was $1.17 billion and $210 million as of September 30, 1998 and December 31, 1997, respectively. The increase is due primarily to US Airways funding US Airways Group's common stock purchase programs and an increase in US Airways Group's obligations for purchase deposits for new flight equipment with expected delivery dates beyond one year from the balance sheet date. See Notes 4 and 5 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 7 of this report for additional information.

5.  Nonrecurring Items

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

     Except where noted, the following discussion relates primarily to the financial condition, results of operations and future prospects of US Airways. US Airways is the Company's principal operating subsidiary, accounting for approximately 90% of the Company's consolidated operating revenues for the first nine months of 1998. US Airways' financial results include the financial results of its wholly-owned subsidiary USAM Corp.
(USAM).

                            Financial Overview

     For the third quarter of 1998, the Company's operating revenues were $2.21 billion, operating income was $270.2 million, net income was $141.9 million and earnings per common share (EPS) was $1.51 on a diluted basis. For the comparative period in 1997, the Company's operating revenues were $2.12 billion, operating income was $83.2 million, net income was $187.0 million and EPS was $1.82 on a diluted basis. The Company's financial results for 1998 include the financial results of Shuttle, Inc. (Shuttle), which the Company acquired on December 30, 1997, and reflect a significant change in the Company's income tax position. In addition, certain nonrecurring items are included in the Company's financial results for both 1998 and 1997. See "Results of Operations" below for additional information related to the Company's financial results.

     For the first nine months of 1998, the Company's operating revenues were $6.57 billion, operating income was $835.8 million, net income was $434.5 million and EPS was $4.40 on a diluted basis. For the first nine months of 1997, the Company's operating revenues were $6.43 billion, operating income was $514.3 million, net income was $545.3 million and EPS was $5.21 on a diluted basis. As mentioned above, several factors affect the comparability of the Company's financial results.

     The same factors that contributed to the Company's record financial performance for 1997 continue to favorably affect the Company's financial results in 1998. These factors include relatively favorable domestic economic and industry conditions, overall favorable capacity and pricing trends in markets served by the Company's airline subsidiaries, US Airways' improved operating performance, recent marketing efforts undertaken by the Company and the positive influence of certain revenue-enhancement and cost-reduction initiatives. The Company is closely monitoring the passenger traffic of its airline subsidiaries in light of the much-publicized speculation that domestic economic conditions are weakening. See related discussion under "Liquidity and Capital Resources."

               Update on US Airways' Competitive Position

     On October 16, 1998, US Airways took delivery of its first new Airbus Industrie (Airbus) A320-Family aircraft, an A319. As of the date of this report, US Airways had taken delivery of three additional A319 aircraft. The Company has 124 additional A320-Family aircraft on firm order, 112 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. These new single-aisle aircraft are expected to ultimately replace, at a minimum, US Airways' Boeing B737-200 and Douglas DC-9-30 and MD-80 aircraft. The new Airbus aircraft are more fuel-efficient, less costly to maintain, have greater range capabilities and are expected to provide certain customer service benefits over the aircraft they are intended to replace, although certain expenses such as aircraft rent will likely increase in conjunction with the higher ownership cost of the new aircraft. These new aircraft are a major component of the Company's long-term strategic goal of establishing US Airways as a competitive global airline. See Note 4 to the Company's Notes to Condensed Consolidated Financial Statement contained on page 7 of this report and "Liquidity and Capital Resources" below for additional information.

     On July 2, 1998, the Company announced that it had reached an agreement with Airbus for the purchase of up to 30 widebody A330-300 aircraft. The agreement includes seven firm aircraft orders, seven aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional aircraft. Of the seven firm-order A330-300 aircraft, six are scheduled for delivery in 2000 and one in early 2001. Orders subject to reconfirmation are for aircraft that are tentatively scheduled for delivery beginning in the fourth quarter of 2000. The Company can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first seven aircraft. In October 1998, the Company reached an agreement with Pratt & Whitney for jet engines to power US Airways' new Airbus widebody aircraft and to provide long-term maintenance for the engines. The new widebody aircraft are expected to eventually supplant US Airways' Boeing B767-200ER fleet in transatlantic markets. See
Note 4 to the Company's Notes to Condensed Consolidated Financial Statement contained on page 7 of this report and "Liquidity and Capital Resources" below for additional information.

     The Company has also entered into an agreement with a subsidiary of Bombardier, Inc. to lease 11 deHavilland Dash-8 turboprop aircraft. All 11 aircraft, which will be operated by two of the Company's regional airline subsidiaries, will enter operational service before the end of 1998 (four entered operational service during third quarter 1998).

     On June 1, 1998, US Airways' launched "MetroJet," its competitive response to low cost, low fare competition, with five Boeing B737-200 aircraft and service between Baltimore/Washington International Airport and four eastern cities. MetroJet's operational performance has exceeded management's expectations. During third quarter 1998, MetroJet's on-time performance was 90.3%. Expanding monthly since its launch, MetroJet is expected to operate 22 aircraft with service to 16 cities by the end of 1998 and operate 54 aircraft by the end of 1999.

     The level of low cost, low fare competition confronting the Company's airline subsidiaries is relatively unchanged versus the level reported in the Company's Form 10-K for the year ended December 31, 1997. Low cost, low fare competitors have expanded operations in markets in which US Airways operates during 1998, but, primarily as the result of schedule changes implemented in early 1998, US Airways exited certain markets in which it competed with such airlines. The introduction and growth of MetroJet has resulted in an incremental increase in low cost, low fare competition for US Airways as most of the markets served by MetroJet are also served by low cost, low fare air carriers (primarily Southwest Airlines Co., and Delta Express, the low cost, low fare product offered by Delta Airlines, Inc.).

     US Airways has added additional transatlantic service during 1998:
Philadelphia-London (Gatwick Airport) and Philadelphia-Amsterdam in April 1998, Pittsburgh-Paris in October 1998 and a second Philadelphia-London flight in early November 1998. US Airways also expects to receive the appropriate authorizations to add a second Philadelphia-Paris flight, which is expected to begin in Spring 1999. US Airways continues to seek approval from U.S. and Italian authorities to operate Philadelphia-Milan service and has filed with the U.S. Department of Transportation (DOT) for authority to serve London's Heathrow Airport (Heathrow) from Boston, Charlotte, Philadelphia and Pittsburgh. US Airways anticipates moving its operations at Gatwick Airport to Heathrow when possible (the availability of operating rights at Heathrow is currently constrained by the bilateral aviation treaty between the U.S. and the United Kingdom). Talks between the DOT and the U.K. government aimed at negotiating a new bilateral aviation treaty with the U.K were recently suspended and no new talks are currently scheduled. In addition, according to recent press reports, British Airways and American Airlines have decided to phase in their proposed alliance over a four to five year period rather than seek government approval for all aspects of the alliance at this time. British Airways has also stated that it would favor an incremental liberalization of the aviation treaty. These changes in British Airways' position could make it more difficult for other airlines, including US Airways, to obtain the rights and get access to slots (takeoff and landing rights) necessary to operate flights to Heathrow. US Airways believes that a new aviation treaty between the two countries is a prerequisite for US Airways' obtaining the right to serve Heathrow and has proposed that the U.S. government renounce the treaty in order to permit negotiation of a new liberal agreement. US Airways continues to explore opportunities to further its growth in European markets, especially in light of the Company's recent order for new widebody aircraft.

     On April 22, 1998, US Airways announced that it had postponed its service to London's Gatwick Airport from Charlotte, citing "unlawful" behavior by the U.K. in refusing to grant commercially viable landing rights for the flight, which was scheduled to begin May 7, 1998. While not commercially viable for once-daily service from Charlotte, US Airways has been able to use landing rights during the 1998-1999 winter season it intended for use to Charlotte to add a second Philadelphia-London flight. Upon US Airways' petition, the DOT dismissed US Airways' complaint against the U.K. over the landing rights issue, which argued that the bilateral aviation agreement between the U.S. and the U.K. guarantees U.S. air carriers a "fair and equal opportunity to compete" with U.K. air carriers. However, US Airways continues to pursue this matter and intends to establish Charlotte-London service as soon as it is granted commercially viable landing rights for the flight.

     On April 23, 1998, US Airways and American announced a marketing relationship that gives customers of both companies important new benefits, including combined access to both frequent traveler programs: US Airways' Dividend Miles and American's AAdvantage. Under the program, effective August 1, 1998, members who belong to Dividend Miles and AAdvantage are able to claim awards for travel on both airlines. In addition, US Airways Club and American's Admiral Club members now enjoy reciprocal access to each airlines' airport clubs. During August 1998, the second phase of the marketing relationship was launched: enabling Dividend Miles and AAdvantage members who belong to both programs to combine miles when claiming a travel award on either airline. The third phase of the relationship, allowing AAdvantage members to earn AAdvantage miles as well as Dividend Miles on certain
US Airways Shuttle flights, was unveiled in early October 1998.

     US Airways also believes that "code-sharing" with American on certain flights would be beneficial to its customers. However, because certain types of code-sharing are subject to provisions in the labor contracts of both airlines, US Airways has no plans to implement domestic code-sharing between the "mainline" operations of the airlines unless pressured to do so for competitive reasons. Code-sharing on the regional air carriers of both airlines, US Airways Express and American Eagle, is expected to be implemented in early 1999 on certain flight segments.

     Legislation has recently been enacted that would provide for increased scrutiny of certain airline joint ventures by the DOT. In April 1998, the DOT issued proposed rules designed to regulate perceived anti-competitive behavior directed at new entrants in the airline industry. Legislation has recently been enacted requiring among other things, the National Research Council of the National Academy of Sciences to complete a comprehensive study pertaining to competitive issues in the airline industry prior to the DOT's implementation of any such rules. The Company cannot predict whether or when any such proposed rules will be adopted.

                        Effects of the Year 2000

     The Company is currently operating computer software applications and systems to support important business applications, including reservations, accounting and flight operations systems, that will not properly process dates on or after January 1, 2000 (commonly referred to as the "Year 2000" problem). In order to address this situation, the Company has implemented a plan that addresses the Company's information technology and non-information technology systems. The Company has two teams of full-time staff in place. One team is coordinating the conversion of the Company's information technology to systems managed by The Sabre Group (TSG), including the Year 2000 compliance for those systems, as further described below. A second team, headed by the Company's Chief Information Officer, is coordinating Year 2000 compliance efforts for non-information technology systems. This team has engaged the consulting arm of a "big five" public accounting firm to assist with those efforts. This team is reviewing the level of the Company's Year 2000 compliance, and recommending such remedial measures as are necessary.

     The Company has a long-term information technology relationship with TSG pursuant to which it is converting many of its information technology systems to those operated by TSG. TSG has reported that a majority of its primary "host" systems (including systems for reservations, flight operations, and cargo) are already Year 2000 compliant. Generally, US Airways' conversion to TSG systems is being implemented after the applicable TSG system is already Year 2000 compliant. The remaining systems will be made compliant by TSG by August 1, 1999. The Company is working to establish Year 2000 testing procedures between its systems and TSG's systems. The balance of TSG's systems to which the Company will be converting are scheduled to be Year 2000 compliant no later than August 1, 1999. TSG is also remediating all non-Year 2000 compliant systems that are covered by the Company's relationship with TSG, but that are not being converted to a TSG system. These remediation efforts are scheduled for completion by August 1, 1999.

     TSG has also informed the Company that it is in the process of communicating with TSG's own third party vendors concerning the Year 2000 compliance of their products and services.

     The Company operates computer software and systems that are not Year 2000 compliant, and that are not covered by the TSG relationship. This includes both information technology and non-information technology systems (such as fax machines, miscellaneous airport devices, and aircraft avionics).

     The Company has completed an inventory of items with possible Year 2000 problems. The Company has prioritized these items and has begun to implement a program to assess, remediate and test the non-discretionary systems based on this prioritization. The Company plans to complete the assessment of all vital items by December 31, 1998. The Company plans to complete the remediation of all non-discretionary systems by June 30, 1999. The Company is also working with the Federal Aviation Administration (FAA) to ensure full compliance with any FAA Year 2000 requirements.

     The Company has also commenced airport and facility reviews. This entails reviewing the Year 2000 compliance of the systems in those locations over which the Company has little or no control, such as certain flight information displays, elevators, security and other miscellaneous airport devices. The Company plans to complete these reviews by December 31, 1998. The Company is also participating in Year 2000 review efforts being coordinated on an industry-wide basis by the Airline Transport Association and the International Air Transport Association.

     The Company has identified and prioritized its supplier base, and is commencing formal contact with these vendors to determine their Year 2000 status, and any possible impact on the Company. Approximately one-third of the vendors have been contacted with fourteen percent vendor responses returned. The Company will track these responses and evaluate its long-term relationship with these vendors based on the responses it receives.

     Although TSG has notified the Company that it believes that its Year 2000 compliance program is on schedule, there can be no assurance that the compliance program will be completed on a timely basis. Similarly, there can be no assurance that the Company's own computer software and systems, those of its suppliers, the airports at which the Company operates, or the air traffic control system managed by the FAA will be made Year 2000 compliant in a timely manner. Any such failures could have a material adverse effect on the business, financial position and results of operations of the Company.

     The Company is establishing contingency plans in the event that any non-discretionary system is not Year 2000 compliant by the date required. These plans will entail reverting to an older and/or manual system until the applicable system can be remediated. In the event that the Company is required to implement a contingency plan, it believes that the result may be significant delays in operations and flight cancellations. In the event that such delays and flight cancellations occur, it is possible, depending on the extent of the delays and cancellations, that there could be a material adverse impact on the Company's results of operations and financial position.

     As of September 30, 1998, aggregate expenses incurred by the Company to become Year 2000 compliant, apart from expenses related to the TSG relationship, have amounted to approximately $2.1 million. The Company expects to spend an additional $8 million, apart from the TSG relationship, in order to become fully Year 2000 compliant. These amounts are also exclusive of any replacement equipment that may become necessary and have not yet been identified. With respect to the cost of TSG's Year 2000 compliance program, the Company cannot completely quantify the costs for Year 2000 compliance on its information technology systems because such costs have been incorporated into the costs of the broader conversion plan to TSG systems. However, the Company anticipates incurring $24 million in expenses for TSG services which are related solely to Year 2000 compliance efforts on the systems, unrelated to the broader conversion plan. The Company expects to pay TSG $18 million for these services in 1998 and another $6 million in 1999. Overall, the Company believes that the cost of becoming Year 2000 compliant is not expected to have a material adverse effect on the business, financial position or results of operations of the Company.

                             Other Information

     During the third quarter of 1998, US Airways issued recall notices to all of its furloughed pilots. The recalls are part of US Airways' continuing planning process due to normal attrition, retirements and training requirements for the new single-aisle Airbus aircraft that have begun entering US Airways' operating fleet. US Airways had approximately 280 pilots on furlough prior to the recalls.

     On June 23, 1998 the International Association of Machinists and Aerospace Workers ("IAMAW") filed with the National Mediation Board ("NMB") for mediation in its negotiations with US Airways for an initial contract covering approximately 6,100 fleet service employees. Following the NMB's appointment of a mediator, a tentative agreement was reached by the IAMAW and US Airways on August 17, 1998. The IAMAW failed to ratify the tentative agreement and the mediator reconvened the parties to resume negotiations on October 6, 1998.

    On September 29, 1998, the IAMAW also filed with the NMB for mediation in its contract negotiations with US Airways covering approximately 7,000 mechanic and related employees. The labor agreement covering the mechanic and related employees was amendable on October 1, 1995. Negotiations between the parties will resume in November 1998 under the auspices of the NMB-appointed mediator.

     US Airways is also in negotiations over amendable labor agreements with the Association of Flight Attendants covering flight attendants and with the Transport Workers Union covering flight crew training instructors, flight simulator engineers and dispatch employees, and is in negotiations over an initial contract with the Communication Workers of America covering passenger service employees.

     In October 1998, US Airways launched an on-line internet reservation system called Personal TravelWorks. The new system offers customers the ability to make their own travel arrangements for flights on US Airways, MetroJet, US Airways Shuttle and US Airways Express. Visitors to www.usairways.com, and the new MetroJet internet site, www.flymetrojet.com, can make travel reservations, purchase tickets, and obtain flight schedules, ticket prices and other travel information on-line.

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

                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                             COMPARED WITH THE
                    THREE MONTHS ENDED SEPTEMBER 30, 1997

     As mentioned above, the Company purchased Shuttle on December 30, 1997. Because the Company's acquisition of Shuttle was accounted for using the "purchase method," only Shuttle's financial results post-acquisition are included in the Company's results of operations. Shuttle operates under the trade name "US Airways Shuttle."

Operating Revenues-Passenger transportation revenues increased $70.7 million or 3.7%, of which $41.0 million is attributable to US Airways Shuttle operations. See "Selected US Airways Operating and Financial Statistics" below for additional information related to US Airways' passenger transportation revenues. Cargo and freight revenues in third quarter 1997 were favorably affected by an employee strike at United Parcel Service. Less capacity (fewer aircraft) in 1998 also affects the comparison to 1997 activity. Other operating revenues increased 19.3% due primarily to revenues generated from sales of capacity (ASMs) on a non-owned US Airways Express air carrier (the agreement was effective in January 1998), an increase in cancellation fees revenues and an increase in frequent traveler miles sold to partners in US Airways' Dividend Miles program. The increase in revenues from sales of capacity on the US Airways Express air carrier is partially offset by increases in expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-In second quarter 1997, US Airways recognized operating expenses totaling $26.8 million categorized as nonrecurring items. The nonrecurring items related to certain efficiency measures, including US Airways' elimination of service on certain unprofitable routes and the consolidation of certain maintenance and reservations activities into fewer facilities. The table on the following page shows where these nonrecurring items were recorded in the Company's Condensed Consolidated Statements of Operations. The charge to Personnel costs relates to severance for displaced employees and the charge to Other rent and landing fees relates to facilities abandoned, both repercussions from the efficiency measures. A majority of the charge to

Depreciation and amortization stems from an analysis performed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In general, SFAS 121 requires an impairment charge to be recognized when the net undiscounted future cash flows from an asset's use (including any anticipated proceeds from disposition) are less than the asset's current book value and the asset's current book value exceeds its fair value. The impairment charge reflects writing-down the asset to fair value. $18.1 million of the second quarter charge is an impairment charge associated with retiring 17 DC-9-30 aircraft as the result of the efficiency measures. A $1.5 million credit to Aircraft rent was recorded upon US Airways' subleasing of one of its nonoperating BAe-146 aircraft. The credit reflects a reversal of previously accrued lease obligations.

     The Company recognized additional nonrecurring items in the third quarter of 1997 (see the table on the following page). Of the $70.6 million charge to Depreciation and amortization, $59.3 million is an impairment charge (see discussion above) resulting from US Airways' late-September 1997 decision to retire its remaining DC-9-30 aircraft over the next several years. US Airways has suspended its DC-9-30 "hush-kit" program in conjunction with its decision to retire this fleet-type. The remaining components of the Depreciation and amortization charge relate to facilities abandoned as a result of the efficiency measures.

     Gains on sales of interests in affiliates resulted from USAM's sale of its investment in Apollo Travel Services Partnership and a sell-down of its interest in Galileo International, Inc., both in July 1997.

     The table below shows where these nonrecurring items were recorded in the Company's Condensed Consolidated Statements of Operations (dollars in millions).

                                                       1997
                                           -----------------------------
                                           Second      Third     Year-to
                                           Quarter    Quarter      Date
                                           -------    -------    -------
Operating Expenses
   Personnel costs                          $ (6.9)    $    -     $ (6.9)
   Aircraft rent                               1.5          -        1.5
   Other rent and landing fees                (2.9)      (1.7)      (4.6)
   Depreciation and amortization             (18.5)     (70.6)     (89.1)
                                              ----      -----      -----
                                             (26.8)     (72.3)     (99.1)
                                              ----      -----      -----
Other Income (Expense)
     Gains on sales of interests
       in affiliates	                            -      179.6      179.6
                                              ----      -----      -----
                                                 -      179.6      179.6
                                              ----      -----      -----

Net amount reflected in Income
  Before Taxes                              $(26.8)    $107.3     $ 80.5
                                              ====      =====      =====

     US Airways recorded a nonrecurring item for $3.0 million during third quarter 1998 related to the early termination of the leases for two of its nonoperating BAe-146 aircraft. The nonrecurring item, a reversal of previously accrued lease obligations, was recorded as a credit to Aircraft rent.

     Compared to third quarter 1997, the Company's Personnel costs for third quarter 1998 increased 2.9%. The increase is primarily attributable to including Shuttle's results in 1998 and increased training expenses associated with two major projects: US Airways' integration of new aircraft into its operating fleet (training for pilots, flight attendants and mechanics) and the implementation of several new information systems managed by TSG (training for customer service employees and reservations agents). These two projects have also adversely affected overtime expenses. In addition, US Airways accrued $11.0 million during the third quarter of 1998 related to a provision in a tentative initial labor agreement with its fleet service workers that called for a one-time payment upon ratification of the contract. The fleet service employees subsequently rejected the contract and negotiations continue. Fewer full-time equivalent employees at US Airways helped to mitigate the factors driving the increase in Personnel costs. As previously disclosed, approximately 670
US Airways employees transferred to TSG in late December 1997 as a result of US Airways' information services management agreement with TSG (see also Other operating expenses and Depreciation and amortization below). Aviation fuel decreased significantly due primarily to lower average fuel prices. Commissions also decreased significantly reflecting the revised commission rate structure the Company established in September 1997. Aircraft rent expenses in 1997 were adversely affected by a $9.6 million adjustment recorded during the third quarter of 1997 related to US Airways' F28-4000 aircraft. Excluding nonrecurring items, Other rent and landing fees decreased 7.0% primarily due to capacity decreases year-over-year (fewer landings) as well as fewer leased facilities year-over-year (see related discussion above). Aircraft maintenance decreased 13.4% due to two unusual charges recognized in third quarter 1997: $14.5 million related to unserviceable (scrapped) JT8D engine parts and $10.0 million in adjustments related to other spare parts. The favorable effects of these adjustments were partially offset by including Shuttle's results in 1998 and increases in expenses during 1998 associated with the timing of when US Airways recognizes certain maintenance expenses. US Airways entered into a ten-year maintenance agreement with Rolls Royce Canada Limitee in December 1997 for its jet engines originally manufactured by Rolls Royce Plc. Because the new contract is based on a per-flight-hour cost (as opposed to the cost of time and materials when the jet engines are actually serviced), the timing of certain expenses related to the maintenance of these jet engines also changed. Overall, US Airways is realizing cost savings from its power-by-the-hour maintenance arrangements. Depreciation and amortization decreased 1.6% if the nonrecurring charges recognized in 1997 are excluded. Decreases related to US Airways' sale of information systems and related assets to TSG in early January 1998 (which occurred as part of its information services management agreement with TSG) were partially offset by expenses related to Shuttle, including amortization of goodwill, and higher depreciation expenses recorded in conjunction with US Airways' revising downward the residual values for certain DC-9-30 aircraft. Other operating expenses increased 15.6% due primarily to expenses associated with US Airways' information services management contract with TSG (see related discussion under "Effects of the Year 2000" above), amounts recorded in this expense category related to settlement of litigation with Boeing (as discussed above under "Other Information") and expenses associated with purchases of capacity from a non-owned US Airways Express air carrier (see Other operating revenues above). As a result of US Airways' information services agreement with TSG, certain expenses categorized as Personnel costs and Depreciation and amortization in 1997 have been replaced by expenses categorized as Other operating expenses (e.g., outside services).

Other Income (Expense)-Interest income decreased as the average balance of cash equivalents and short-term investments decreased period over period. Interest expense decreased substantially as the result of less outstanding long-term debt. US Airways' outstanding long-term debt (including current maturities) has been reduced by $587.9 million since September 30, 1997. Interest capitalized increased due primarily to increased equipment purchase deposits for new Airbus aircraft. The decrease in Equity in earnings of affiliates results from USAM discontinuing the equity method of accounting for certain investments in July 1997. During July 1998, US Airways incurred prepayment penalties of $15.0 million recorded in Other, net associated with the early extinguishment of its $300.0 million principal amount 10% Senior Notes.

Provision (Credit) for Income Taxes-The Company's effective income tax rate for financial reporting purposes increased substantially as the result of the Company recognizing certain income tax benefits during the fourth quarter of 1997.

Preferred Dividend Requirement-With the retirement of the Company's Series H Preferred Stock (formerly the Series A Preferred Stock) during March 1998, the Company no longer has preferred stock outstanding. In addition to dividends on the Series H Preferred Stock, the preferred dividend requirement of $11 million for third quarter 1997 reflects dividend requirements for the Company's Series B Preferred Stock, which was retired in September 1997.

Earnings per Common Share-The number of shares used to calculate EPS has been affected by: the conversion of the Series B Preferred Stock during August and September 1997; the conversion of the Series H Preferred Stock in March 1998, and; purchases of Common Stock during the first nine months of 1998. As of September 30, 1998, the Company held 13.6 million shares of Common Stock in treasury. See also Note 2 to the Company's Condensed Consolidated Financial Statements contained in Part I, Item 1A. of this report for additional information. The Company's EPS figures for third quarter 1997 have been restated to conform with SFAS No. 128, "Earnings Per Share," which the Company adopted during fourth quarter 1997.

     In 1998, the Financial Accounting Standards Board adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 132 revises standards for the reporting and presentation of information about pension and other postretirement benefit plans. Implementation of SFAS 132 will not impact the Company's results of operations or financial position because this standard only addresses disclosure matters. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Although only a preliminary assessment has been completed, the Company does not believe that implementing SFAS 133 will materially impact its results of operations or financial condition. This conclusion is based on US Airways' current limited participation in contracts involving derivative financial instruments and hedging transactions. The Company is required to implement SFAS 132 as part of its year-end reporting for 1998 and SFAS 133 as part of its financial reporting for the first quarter of 2000.

                    NINE MONTHS ENDED SEPTEMBER 30, 1998
                              COMPARED WITH THE
                    NINE MONTHS ENDED SEPTEMBER 30, 1997

     As mentioned above, the Company purchased Shuttle on December 30, 1997. Because the Company's acquisition of Shuttle was accounted for using the "purchase method," only Shuttle's financial results post-acquisition are included in the Company's results of operations.

Operating Revenues-Passenger transportation revenues increased $97.7 million or 1.7%, which includes $125.6 million attributable to US Airways Shuttle, $18.3 million attributable to the Company's three wholly-owned regional airlines partially offset by a $46.3 million decrease attributable to US Airways. See "Selected US Airways Operating and Financial Statistics" below for additional information related to US Airways' passenger transportation revenues. Cargo and freight revenues decreased due principally to less capacity (fewer aircraft) in 1998. In addition, activity during third quarter 1997 was favorably affected by an employee strike at United Parcel Service. Other operating revenues increased 11.0% due primarily to revenues generated from sales of capacity (ASMs) on a non-owned US Airways Express air carrier (the agreement was effective in January 1998), an increase in cancellation fees revenues and an increase in frequent traveler miles sold to partners in US Airways' Dividend Miles program. The increase in revenues from sales of capacity on the US Airways Express air carrier is partially offset by increases in expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-Excluding nonrecurring items (discussed above), Personnel costs increased marginally as decreases in full-time equivalent employees were more than offset by the effects of including Shuttle's personnel costs in the Company's 1998 financial results and factors related primarily to training (see Personnel costs in the comparison of quarterly results above). Aviation fuel decreased significantly due primarily to lower average fuel prices. Commissions also decreased significantly reflecting the revised commission rate structure the Company established in September 1997. Aircraft rent expenses in 1997 were adversely affected by adjustments totaling $16.8 million recorded during 1997 related to US Airways' F28-4000 aircraft. Excluding nonrecurring items, Other rent and landing fees decreased marginally due to capacity decreases year-over-year (fewer landings) and fewer leased facilities year-over-year (see related discussion above) partially offset by the timing of when rent credits from certain airport facilities were received. Aircraft maintenance increased $9.7 million or 2.9%. A majority of the increase relates to including Shuttle's results in 1998. Additionally, as discussed under Aircraft maintenance in the comparison of quarterly results, comparisons are affected by the timing of when certain maintenance expenses were incurred. Depreciation and amortization was relatively unchanged if nonrecurring items are excluded. The same factors discussed in the comparison of quarterly results (see above) are applicable to the year-to-date analysis. Other increased $143.7 million or 12.0% due primarily to expenses associated with US Airways' information services management contract with TSG, amounts recorded during the second quarter of 1998 related to US Airways' settlement of litigation with Boeing (as discussed above under "Other Information") and expenses associated with purchases of capacity from a non-owned US Airways Express air carrier. As a result of US Airways' information services agreement with TSG, certain expenses categorized as Personnel costs and Depreciation and amortization in 1997 have been replaced by expenses categorized as Other operating expenses (e.g., outside services).

Other Income (Expense)-Interest income increased as the average balance of cash equivalents and short-term investments was higher during the first nine months of 1998. Interest expense decreased as the result of less outstanding long-term debt. The decrease in Interest capitalized reflects US Airways' write-off of capitalized interest on equipment purchase deposits with Boeing in conjunction with the settlement of litigation between US Airways and Boeing (as discussed above under "Other Information") partially offset by capitalized interest on equipment purchase deposits for Airbus aircraft. The decrease in Equity in earnings of affiliates results from USAM discontinuing the equity method of accounting for certain investments in July 1997. During the first nine months of 1997, US Airways recognized gains in the Other, net category totaling $18.0 million related to US Airways' sale of 11 B737-200 and one Fokker F28-4000 aircraft. During July 1998, US Airways incurred prepayment penalties of $15.0 million associated with the early extinguishment of its $300.0 million principal amount 10% Senior Notes.

Provision (Credit) for Income Taxes-The Company's effective income tax rate for financial reporting purposes increased substantially as the result of the Company recognizing certain income tax benefits during the fourth quarter of 1997.

Preferred Dividend Requirement-With the retirement of the Company's Series H Preferred Stock in March 1998, the Company no longer has preferred stock outstanding. In addition to dividends on the Series H Preferred Stock, the preferred dividend requirement of $55 million for the first nine months of 1997 reflects dividend requirements for the Company's Series F and Series T Preferred Stock, both of which were retired in May 1997 and its Series B Preferred Stock, which was retired in September 1997.

Earnings per Common Share-As discussed above in the comparison of quarterly results, the number of shares of Common Stock used to calculate EPS has been affected by several transactions, most notably conversions of preferred stock into Common Stock and purchases of Common Stock. The Company's EPS amounts for the first nine months of 1997 have been restated to conform with SFAS No. 128, "Earnings Per Share," which the Company adopted during fourth quarter 1997.

                   SELECTED US AIRWAYS OPERATING AND FINANCIAL STATISTICS (NOTE 1)
                                             (UNAUDITED)
                                        Three Months                    Nine Months
                                     Ended September 30,             Ended September 30,
                                     ------------------  Increase    ------------------- Increase
                                       1998     1997    (Decrease)     1998     1997    (Decrease)
                                       ----     ----     --------      ----     ----     --------
Revenue passengers (thousands)*       15,177   15,080       0.6 %     43,788   44,480      (1.6)%
Total RPMs (millions) (Note 2)        10,961   10,979      (0.2)%     31,358   31,930      (1.8)%
RPMs (millions)*                      10,937   10,940         - %     31,263   31,793      (1.7)%
Total ASMs (millions) (Note 3)        14,458   14,957      (3.3)%     42,371   44,418      (4.6)%
ASMs (millions)*                      14,430   14,908      (3.2)%     42,260   44,254      (4.5)%
Passenger load factor* (Note 4)         75.8%    73.4%      2.4 pts.    74.0%    71.8%      2.2 pts.
Break-even load factor (Note 5)         68.2%    70.0%     (1.8)pts.    66.3%    66.7%     (0.4)pts.
Yield* (Note 6)                        16.32c   16.16c      1.0 %      17.05c   16.91c      0.8 %
Passenger revenue per ASM* (Note 7)    12.37c   11.86c      4.3 %      12.61c   12.15c      3.8 %
Revenue per ASM (Note 8)               13.75c   13.13c      4.7 %      14.04c   13.42c      4.6 %
Cost per ASM (Note 9)                  12.26c   12.27c     (0.1)%      12.39c   12.23c      1.3 %
Average passenger journey (miles)*       721      726      (0.7)%        714      715      (0.1)%
Average stage length (miles)*            597      599      (0.3)%        595      592       0.5 %
Revenue aircraft miles (millions)*       107      111      (3.6)%        315      330      (4.5)%
Cost of aviation fuel per gallon
  (Note 10)                            48.83c   63.96c    (23.7)%      52.87c   68.15c    (22.4)%
Cost of aviation fuel per gallon,
  excluding fuel taxes (Note 11)       42.87c   58.23c    (26.4)%      46.87c   61.95c    (24.3)%
Gallons of aviation fuel consumed
  (millions)                             282      287      (1.7)%        827      857      (3.5)%
Number of aircraft in operating
  fleet at period-end                    368      377      (2.4)%        368      377      (2.4)%
Full-time equivalent employees
  at period-end                       38,188   39,857      (4.2)%     38,188   39,857      (4.2)%

*   Scheduled service only (excludes charter service).
c   cents

Note 1.  Operating statistics include US Airways' "mainline" operations as well as the operations of its low-fare product, MetroJet. Operating statistics include free frequent travelers and the related miles they flew. Certain nonrecurring items and revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways' financial results for purposes of financial statistical calculations and better comparability between periods.
Note 2.  Revenue passenger miles (RPMs)-Revenue passengers multiplied by the number of miles they flew.
Note 3.  Available seat miles (ASMs)-Seats available multiplied by the number of miles flown (a measure of capacity).
Note 4.  Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
Note 5.  Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
Note 6.  Passenger transportation revenue divided by RPMs.
Note 7.  Passenger transportation revenue divided by ASMs (a measure of unit revenue).
Note 8.  Total Operating Revenues divided by ASMs (a measure of unit revenue).
Note 9.  Total Operating Expenses divided by ASMs (a measure of unit cost).
Note 10. Includes the base cost of aviation fuel, fuel taxes and transportation charges.
Note 11. Includes the base cost of aviation fuel and transportation charges (excludes fuel taxes).




     The number of passengers carried by US Airways during third quarter 1998 increased marginally compared to third quarter 1997 as the affects of schedule changes US Airways implemented during early September 1997 begin to influence year-over-year comparisons. These schedule changes included US Airways terminating service to nine cities and retiring certain aircraft. The number of passengers carried by US Airways during the first nine months of 1998 decreased 1.6% versus the first nine months of 1997. Capacity (available seat miles) decreased 3.2% for the third quarter of 1998 as compared to third quarter 1997 after falling 5.4% and 4.9%

for the first and second quarters of 1998, respectively, again reflecting the efficiency measures US Airways implemented in Fall 1997. US Airways' capacity is expected to increase 3.5% for the fourth quarter of 1998 compared to the fourth quarter of 1997 primarily as the result of new aircraft entering operational service during fourth quarter 1998. US Airways' capacity is expected to increase approximately 8% for 1999 compared to 1998, composed of an increase of 470% for MetroJet, an increase of 22% for transatlantic service and a decrease of 5% for US Airways' higher-cost mainline operations. US Airways continues to closely monitor economic conditions and will adjust its growth plans accordingly.

     Yield and passenger load factor were higher in both the third quarter and the first nine months of 1998 versus the comparable periods in 1997, mitigating the effects of decreased capacity on US Airways' passenger transportation revenues.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company's Cash, Cash equivalents and Short-term investments totaled $1.45 billion and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.97. As of December 31, 1997, the Company's Cash, Cash equivalents and Short-term investments totaled $1.96 billion and the Company's current ratio was 1.10. The Company's debt to equity ratio was 2.87 and 3.60 as of September 30, 1998 and December 31, 1997, respectively (calculations exclude amounts related to outstanding preferred stock). The decrease in the current ratio is attributable to cash outflows associated with the Company's common stock purchase programs in 1998 (see below). The improvement in the Company's debt to equity ratio reflects a $358 million increase in Stockholders' Equity which resulted from the conversion of the Series H Preferred Stock into Common Stock during the first quarter of 1998, significant reductions in outstanding long-term debt (see below) and the Company's net income for the first nine months of 1998 partially offset by the effects of the Company's common stock purchase programs (see below).

     For the first nine months of 1998, the Company's operating activities provided net cash of $1.20 billion (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report). For the first nine months of 1997, the Company's operating activities provided net cash of $0.67 billion. Operating cash flows during the first nine months of 1997 were adversely affected by profit sharing payments totaling $129.1 million and the effects of remitting ticket taxes collected from passengers of approximately $180 million to the federal government. The profit sharing payments the Company made to employees during first quarter 1997 ended the Company's obligation for profit sharing under its 1992 Salary Reduction Plan (the liability had been accrued prior to first quarter 1997). The ticket tax remittances resulted from ticket taxes collected during 1996. The ticket tax was not in effect during the majority of the first quarter of 1997. The Company resumed regular ticket tax remittances after the ticket tax was reinstated in March 1997. In addition, exercises of stock appreciation rights (SARs) resulted in cash outflows of $47 million during the first nine months of 1997, but only $8 million during the first nine months of 1998. The Company's 1992 Stock Option Plan ceased as of August 1, 1998 (approximately 180,700 SARs were outstanding as of
December 31, 1997).

     Investing activities during the first nine months of 1998 included cash outflows of $353 million for the acquisition of assets and cash inflows of $97 million related to asset dispositions. US Airways' cash outflows related to asset acquisitions included $151 million for aircraft and aircraft-related assets, including the purchase of six aircraft at termination of their operating leases. In addition, the Company made purchase deposit payments for Airbus aircraft of $90 million during the first nine months of 1998. The remaining cash outflows for the acquisition of assets included the purchase of computer equipment and software (including certain costs associated with US Airways' information services management agreement with TSG), other ground equipment and miscellaneous assets. As discussed below, US Airways purchased four new aircraft during October and early November 1998. Asset dispositions included proceeds of $47 million from US Airways' sale of substantially all of its information systems and related assets to TSG and proceeds of $33 million from US Airways' sale of 13 nonoperating aircraft. Restricted cash and investments increased $50 million due primarily to US Airways' return to using cash to collateralize letters of credit for workers' compensation policies (US Airways previously collateralized such policies with certain owned flight equipment). The net cash used for investing activities during the first nine months of 1998 was $149 million.

     Net cash used for financing activities during the first nine months of 1998 was $1.42 billion. Besides scheduled principal repayments, US Airways retired early certain long-term debt with a face amount of $404.5 million during the first nine months of 1998. On July 1, 1998, US Airways retired its 10% Senior Notes, which had a principal amount of $300 million. The transaction resulted in a cash outflow of $315.0 million, including prepayment penalties of $15 million. US Airways also retired other notes with an outstanding principal amount of $24.4 million on July 1, 1998. US Airways paid $75 million to retire the first series of its 1993 Pass-Through Certificates during August 1998. The retirement was according to the terms of the obligation (with no redemption penalties). Also during the first nine months of 1998, the Company purchased 13.8 million shares of Common Stock in open market transactions. The related cash outflows totaled $881 million. The Company completed two common stock purchase plans during the third quarter of 1998, one authorized for 2.3 million shares to offset stock options granted to US Airways' pilots in January 1998 and one authorized for $500 million. As of September 30, 1998, the Company had also purchased 4.36 million shares of the 5.0 million shares authorized under a third plan announced on September 2, 1998. On March 12, 1998, the holders of the Company's Series H Preferred Stock exercised their right to convert those shares into shares of the Company's Common Stock. As a result of the conversion transactions, the Company issued 9.2 million shares of Common Stock and retired its Series H Preferred Stock. The Company paid dividends totaling $6.6 million to holders of its Series H Preferred Stock in 1998 prior to that series conversion into Common Stock. Annual dividend requirements for the Series H Preferred Stock were $33.1 million. The Company had previously retired its Series F and T Preferred Stock in May 1997 and its Series B Preferred Stock in September 1997.

     The Company continues to be highly leveraged, as evidenced by the Company's high debt burden. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company's agreements to acquire up to 430 new Airbus aircraft, accompanying jet engines and ancillary assets will increase the Company's financing needs and result in a significant increase in its financial obligations and debt burden. Adverse changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from lower-cost competitors or increases in the cost of aviation fuel, could have a material adverse effect on the Company's results of operations, financial condition and future prospects. The Company's results of operations and financial condition are particularly susceptible to adverse changes in general economic and market conditions due to US Airways' high cost structure relative to its major competitors.

     As of September 30, 1998, the minimum determinable payments associated with the Company's aircraft acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) are currently estimated at $303 million for the remainder of 1998, $1.29 billion in 1999, $2.04 billion in 2000 and $79 million in 2001. The Company expects to satisfy its short-term liquidity requirements through a combination of third-party financing and cash on hand and cash generated from operations. The Company expects to finance a substantial portion of the cost of new aircraft with a combination of enhanced equipment trust certificates, or similar debt and/or leveraged leases. US Airways used cash on hand to purchase four new Airbus aircraft during October and early-November 1998, but anticipates leasing these aircraft before the end of 1998 (i.e., sale-leaseback transactions). The Company has commitments or letters of intent that it believes will provide financing for at least 25% of the anticipated purchase price of all of its firm-order Airbus aircraft. However, further financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of the aircraft purchase price and for other aircraft-related expenditures. Other capital expenditures, such as for training simulators, rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     No new material legal proceedings have commenced during the time period covered by this interim report. In addition, there have been no significant developments in the pending legal proceedings as previously reported on the Annual Report of US Airways Group, Inc. and US Airways, Inc. on Form 10-K for the year ended December 31, 1997, except as disclosed in the Quarterly Report on Form 10-Q of both companies for the quarterly periods ended June 30, 1998 and March 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

DESIGNATION                     DESCRIPTION

10     1998 Pilot Stock Option Plan of US Airways Group, Inc.
11 Computation of basic and diluted earnings per common share for the three month and nine month periods ended September 30, 1998 and 1997 for US Airways Group, Inc.
27.1   Financial Data Schedule-US Airways Group, Inc.
27.2   Financial Data Schedule-US Airways, Inc.

B.  REPORTS ON FORM 8-K

DATE OF REPORT              Subject of Report

September 2, 1998     News release announcing US Airways Group, Inc.'s board
                      of directors authorization for the repurchase of up to five million shares of the Company's outstanding common stock.

October 21, 1998      Consolidated statements of operations for both
                      US Airways Group, Inc. and US Airways, Inc. for the three months and nine months ended September 30, 1998, and select operating and financial statistics for US Airways, Inc. for the same periods.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                       US Airways Group, Inc.  (Registrant)

Date:  November 12, 1998               By:    /s/ Rakesh Gangwal
                                          -----------------------------
                                                  Rakesh Gangwal
                                      President and Chief Operating Officer
                                            (Chief Financial Officer)


                                        US Airways, Inc.  (Registrant)

Date:  November 12, 1998               By:    /s/ Rakesh Gangwal
                                          ----------------------------
                                                  Rakesh Gangwal
                                      President and Chief Executive Officer
                                            (Chief Financial Officer)










                   (this space intentionally left blank)







