Form 10-K405
period 1998-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1999-03-19
CIK 701345, 714560

FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------

                               or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -------


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





Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
  Registrant     Title of each class        on which registered
  ----------     -------------------        -------------------
US Airways          Common Stock              New York Stock
 Group, Inc.       par value $1.00               Exchange
                per share (Common Stock)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days.          Yes  X           No
                                                 --            --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K section 229.405 is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of US Airways Group, Inc. held by non-affiliates on February 26, 1999 was approximately $3,691,000,000. On February 26, 1999, there were outstanding approximately 79,088,000 shares of Common Stock and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

  Item of Form 10-K            Document Incorporated By Reference
  -----------------            ----------------------------------
Part III, Items 10, 11,         Proxy Statement* (excluding
  12 and 13                      therefrom the  subsections
                                 entitled "Human Resources
                                Committee Report on Executive
                                Compensation" and "Performance
                                          Graph")


*  Refers to the definitive Proxy Statement of US Airways Group,
Inc., to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Stockholders of US Airways Group, Inc. to be held on May 19, 1999.


             (this space intentionally left blank)

                       US AIRWAYS GROUP, INC.
                                AND
                          US AIRWAYS, INC.
                            FORM  10-K
                     YEAR ENDED DECEMBER 31, 1998

                        TABLE OF CONTENTS

                                                             Page
                                                             ----
PART I

Item 1.  Business                                             1
           Overview                                           1
           Airline Industry and the Company's                 3
             Position in the Marketplace
           Industry Regulation and Airport Access             4
           Certain Ownership Matters                          6
           Executive Officers                                 7
           Employees                                          8
           Aviation Fuel                                      10
           Use of Travel Agents and Commissions Expenses      10
           Computerized Reservation Systems                   11
           Frequent Traveler Program                          12
           Insurance                                          13

Item 2.  Properties                                           13
           Flight Equipment                                   13
           Ground Facilities                                  15
           Terminal Construction Projects                     15

Item 3.  Legal Proceedings                                    15

Item 4.  Submission of Matters to a Vote of Security Holders  17

PART II

Item 5A. Market for US Airways Group's Common                 17
           Equity and Related Stockholder Matters
             Stock Exchange Listing                           17
             Market Prices of Common Stock                    18
             Foreign Ownership Restrictions                   18

Item 5B. Market for US Airways' Common Equity                 18
           and Related Stockholder Matters

Item 6.  Selected Financial Data                              19
           Consolidated Statements of                         19
             Operations-US Airways Group
           Consolidated Balance Sheets                        19
             -US Airways Group
          Selected Operating and Financial                    20
            Statistics-US Airways





      (table of contents continued on following page)


                  US AIRWAYS GROUP, INC.
                           AND
                     US AIRWAYS, INC.
                        FORM  10-K
               YEAR ENDED DECEMBER 31, 1998

                   TABLE OF CONTENTS
                       (CONTINUED)

                                                             Page
                                                             ----

Item 7.  Management's Discussion and Analysis                 21
           of Financial Condition and Results of Operations
             Results of Operations                            30
             Liquidity and Capital Resources                  35

Item 7A. Quantitative and Qualitative Disclosures             39
              About Market Risk

Item 8A. Consolidated Financial Statements for                41
           US Airways Group, Inc.

Item 8B. Consolidated Financial Statements for                75
           US Airways, Inc.

Item 9.  Changes In and Disagreements with                    104
           Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of                  104
           US Airways Group and US Airways

Item 11. Executive Compensation                               104

Item 12. Security Ownership of Certain                        104
           Beneficial Owners and Management

Item 13. Certain Relationships and Related                    104
           Party Transactions

Part IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                            105
              Consolidated Financial Statements               105
             Consolidated Financial Statement Schedules       105
             Exhibits                                         105
             Reports on Form 8-K                              109

SIGNATURES

         US Airways Group, Inc.                               110
         US Airways, Inc.                                     111







                (this space intentionally left blank)


PART I

ITEM 1.  BUSINESS

OVERVIEW

     US Airways Group, Inc. (US Airways Group or the
Company) is organized under the laws of the State of Delaware. The Company's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-5306). US Airways Group changed its name from USAir Group, Inc. effective February 21, 1997.

     US Airways Group's primary business activity is the ownership of all the common stock of US Airways, Inc. (US
Airways), Shuttle, Inc. (Shuttle), Allegheny Airlines, Inc.
(Allegheny), Piedmont Airlines, Inc. (Piedmont), PSA
Airlines, Inc. (PSA), US Airways Fuel Corporation (Fuel
Corp.), US Airways Leasing and Sales, Inc. (US Airways
Leasing and Sales), Material Services Company, Inc. (MSC) and Airways Assurance Limited, LLC (AAL). US Airways owns all of the common stock of USAM Corp. (USAM) (see
"Computerized Reservation Systems" below for additional information related to USAM).

     US Airways, which is also organized under the laws of the State of Delaware, is the Company's principal operating subsidiary. US Airways is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. In 1998, US Airways accounted for approximately 90% of the Company's operating revenues on a consolidated basis. US Airways enplaned almost 58 million passengers in 1998 and is currently the sixth largest domestic air carrier (as ranked by revenue passenger miles
(RPMs)). As of December 31, 1998, US Airways operated 376 jet aircraft (see Part I, Item 2 "Properties" for additional information related to aircraft operated by US Airways) and provided regularly scheduled service at 103 airports in the continental United States, Canada, Mexico, France, Germany, Italy, the Netherlands, Spain, the United Kingdom and the Caribbean. US Airways' executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number
(703) 872-7000). US Airways' internet address is www.usairways.com. US Airways changed its name from USAir, Inc. effective February 21, 1997.

     The Company's operations consist of two segments: US Airways and US Airways Express. As mentioned above, US Airways accounted for approximately 90% of the Company's operating revenues on a consolidated basis in 1998. In addition, the Company derived 90% of its operating revenues from scheduled-service passenger transportation in 1998. The Company's results are seasonal with operating results typically highest in the second and third quarters due to US Airways' combination of business traffic and North-South leisure traffic in the Eastern U.S. during those periods.

     US Airways' major connecting hubs are at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at the Baltimore/Washington International Airport (BWI), Boston's Logan International Airport, New York's LaGuardia Airport (LaGuardia) and Washington's Ronald Reagan Washington National Airport (Reagan National). Measured by departures, US Airways is the largest or second largest airline at each of the foregoing airports and is the largest air carrier in many smaller eastern U.S. cities such as Albany, Buffalo, Hartford, Providence, Richmond, Rochester and Syracuse. US Airways is also the leading airline from the Northeast U.S. to Florida. US Airways currently has approximately 84% of its departures and approximately 56% of its capacity (available seat miles or ASMs) deployed in the Eastern U.S. (that portion of the U.S. east of the Mississippi River).

     As of December 31, 1998, US Airways had code share arrangements with nine air carriers which operate under the trade name "US Airways Express," including Allegheny,
Piedmont and


PSA (see Part I, Item 2 "Properties" for information related to aircraft operated by the Company's three wholly-owned regional airlines). Typically under a code share arrangement one air carrier places its designator code and sells tickets on the flights of another air carrier (its code share partner). Through service agreements US Airways provides reservations and, at certain stations, ground support services, in return for service fees. The US Airways Express network feeds traffic into US Airways' route system at several points, primarily at US Airways' connecting hubs. As of December 31, 1998, US Airways Express served 169 airports in the continental U.S., Canada and the Bahamas, including 69 airports also served by US Airways. During 1998, US Airways Express air carriers enplaned 12 million passengers (including 7 million passengers enplaned by Allegheny, Piedmont and PSA), approximately 59% of whom connected to US Airways flights.

     During the fourth quarter of 1996, US Airways began purchasing all of the capacity (ASMs) generated by Allegheny, Piedmont and PSA. US Airways determines the markets in which these air carriers operates, sets the fares in those markets and earns the related passenger transportation revenues. These agreements have no effect on the Company's results of operations (most of US Airways' revenues from these arrangements are reclassified to Passenger transportation revenues and the related expenses eliminated during consolidation of the Company's financial results). In January 1998, US Airways began purchasing the capacity of Mesa Airlines, Inc. (Mesa) in certain markets. Mesa operates regional jets in these markets as part of US Airways Express.

     US Airways also has a code share arrangement with Shuttle, which operates under the trade name "US Airways Shuttle." The US Airways Shuttle currently provides high frequency service between New York (LaGuardia) and Boston and between New York (LaGuardia) and Washington (Reagan National) (see Part I, Item 2 "Properties" for information related to aircraft operated by Shuttle). On December 30, 1997, the Company exercised its right to purchase the Shuttle from its prior owners. US Airways managed Shuttle's operations prior to the purchase. See Note 1(a) to the Company's Notes to Consolidated Financial Statements contained in Part II, Item 8A of this report for additional information related to the Company's purchase of Shuttle.

     US Airways also code shares with the airline Deutsche
BA on certain intra-Germany flights.

     US Airways Leasing and Sales, Fuel Corp., MSC and AAL operate in support of the Company's five airline subsidiaries in areas such as procurement, including the procurement of aviation fuel, assisting with maintenance contracts, the marketing of surplus assets and insurance.

     During 1997, US Airways terminated the remaining aspects of its relationship with British Airways Plc
(British Airways), including the code sharing agreement between the two companies and certain other commercial arrangements (see Notes 7 and 11 to the Company's Notes to
Consolidated Financial Statements for additional information). As discussed in Part I, Item 3 "Legal
Proceedings," litigation remains outstanding between the Company and British Airways.

     The Company has agreements for the acquisition of up to 400 new single-aisle aircraft and up to 30 new intercontinental-range widebody aircraft. As of December 31, 1998, US Airways had introduced six of the new single-aisle aircraft into its operating fleet. Deliveries of the new widebody aircraft are scheduled to begin in the first quarter of the year 2000. The Company's aircraft acquisition agreements are discussed in detail in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereafter referred to as "MD&A" in this section of this report) as well as Note 6(a) to the Company's Notes to Consolidated Financial Statements.


AIRLINE INDUSTRY AND THE COMPANY'S POSITION IN THE
  MARKETPLACE

     Historically, the demand for air transportation has tended to mirror general economic conditions. Since early 1995, general domestic economic conditions have been relatively favorable as has been the level of demand for air transportation. In addition, over the same time period, the Company's airline subsidiaries have experienced favorable pricing and capacity trends in the markets in which they operate.

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

     Recent years have seen the entrance and growth of "low-cost, low-fare" competitors in many of the markets in which the Company's airline subsidiaries operate. These competitors, based on low costs of operations and low fare structures, include Southwest Airlines Co. (Southwest) as well as a number of smaller start-up air carriers. Southwest has steadily increased operations within the Eastern U.S. since first offering service in this region in late 1993. During October 1996, Delta Air Lines, Inc. (Delta) launched a low-cost product called "Delta Express." Delta Express, which has grown substantially since its introduction, operates primarily within the Eastern U.S. US Airways has the highest cost structure of all major domestic air carriers. The Company considers the growth of low-cost, low-fare competition in certain of its markets to be its foremost competitive threat.

     In the past, US Airways has in some cases responded to the entry of a low-cost, low-fare competitor into its markets by matching fares and, as a result of increased passenger traffic volumes related to lower fares, increasing the frequency of service in related markets, generally with the result of diluting US Airways' yield (Passenger transportation revenue per revenue passenger mile) in these markets. In some cases, US Airways has responded by reducing or eliminating service in affected markets. US Airways' Northeast-Florida service has been particularly affected by low-cost, low-fare competition.

     The new contract between US Airways and its pilots that became effective on January 1, 1998 is helping US Airways to compete effectively with low-cost, low-fare competitors. Besides other cost-savings provisions (see related information under "Employees" below), the new contract allowed US Airways to introduce its own low-cost product, "MetroJet." MetroJet began operations on June 1, 1998 with five aircraft and service from BWI to four eastern cities. By the end of 1998, MetroJet had grown to 22 aircraft serving 16 cities. MetroJet is expected to operate 54 aircraft by the end of 1999. The Company considers MetroJet to be an effective competitive response to low-cost, low-fare competition.

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

     The Company's long-term strategic objective is to establish US Airways as a competitive global airline. As part of its efforts to achieve this objective, US Airways has substantially expanded its international operations in recent years. US Airways has also introduced a new international business class product, "Envoy Class." In support of additional international growth plans, as well as its efforts to further enhance its international service, US Airways expects to add new Airbus widebody aircraft to its operating fleet beginning in the year 2000.

     The Company has also entered into agreements to acquire up to 400 Airbus single-aisle aircraft. These aircraft, members of the A320-Family, are expected to replace, at a minimum, US Airways' B737-200, DC-9-30 and MD80 aircraft fleets. The new Airbus aircraft are more fuel-efficient, less costly to maintain, have greater range capabilities and are expected to provide certain customer service benefits over the aircraft they are intended to replace. By the end of 1998, six new Airbus A320-Family aircraft had entered service with US Airways.

     The Company has taken other initiatives to improve its competitive position in the marketplace. In 1998, US Airways announced a marketing arrangement with American Airlines, Inc. (American). US Airways has also entered into a contract with The SABRE Group, Inc. (TSG) which is expected to provide substantial long-term cost savings and enhancements in the information services area. In addition, the Company added new regional jet service in 1998 on certain routes operated by US Airways Express. See MD&A for additional information related to the Company's efforts to improve its competitive position in the marketplace, including the acquisition of new aircraft.

INDUSTRY REGULATION AND AIRPORT ACCESS

     The Company's airline subsidiaries operate under certificates of public convenience and necessity issued by the U.S. Department of Transportation (DOT). Such certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. Airlines are also regulated by the U.S. Federal Aviation Administration (FAA), a division of the DOT, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, the Company's airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time-to-time, the FAA issues maintenance directives and other regulations affecting the Company's airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed such mandates relating to, among other things, flight data recorders that measure more parameters than most original equipment flight data recorders, cargo hold fire detection/suppression systems, ground proximity warning systems, the retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspections and maintenance procedures to be conducted on certain aircraft.

     The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transporta-tion system. Certain airports, including the major airports at Boston, Washington, D.C., Chicago, San Diego, San
Francisco and Orange County (California), have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations.
In some instances these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of US
Airways to expand its operations at the affected airports.
Authorities at other airports may consider adopting similar noise regulations.

     The airline industry is also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could affect operations and increase operating costs for the airline industry, including the Company's airline subsidiaries.

     As with most domestic companies, the Company is subject to federal and state income taxes. The Company recognized certain income tax benefits totaling $467 million in 1997. These benefits were related to the Company reflecting for financial reporting purposes the future income tax benefits associated with net operating losses and other tax credits generated in prior years. As a result of recognizing these tax benefits, the Company's effective income tax rate for financial reporting purposes increased substantially in 1998. See MD&A for additional information, including information related to the Company's expectation that the effective rate at which it pays cash income taxes will increase in 1999.

     The Company's airline subsidiaries are obligated to collect a federal excise tax on domestic and international air transportation (commonly referred to as the "ticket tax"). Effective for travel commencing October 1, 1997, legislation was enacted that reduced the domestic ticket tax from 10.0% of fare to 9.0% (decreasing to 8.0% on October 1, 1998 and to 7.5% on October 1, 1999, remaining 7.5% through September 30, 2007), added a new segment fee of $1.00 per passenger (increasing to $3.00 by the year 2002, subject to adjustment for inflation thereafter through September 30,
2007), changed the current $6.00 international departure tax to $12.00 and added a $12.00 international arrival tax (the latter two taxes each increased to $12.20 on January 1, 1999, subject to adjustment for inflation thereafter through September 30, 2007). The Company's airline subsidiaries collect these taxes, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass through the collected amounts to the appropriate governmental agencies. The legislation also added a new 7.5% tax effective October 1, 1997 on certain purchases of frequent traveler program miles from domestic air carriers. Although such taxes are not operating expenses to the Company, they represent an additional cost to the Company's customers. Increases in such taxes can be detrimental to demand for air transportation and decreases can have a stimulative effect on demand.

     The Company's airline subsidiaries became obligated to pay the $.043 per gallon federal excise tax on transportation fuels on October 1, 1995. These taxes represent operating expenses to the Company and are reflected in the Company's statements of operations as a component of Aviation fuel expenses. US Airways recognized expenses of $40 million, $42 million and $43 million as a result of this tax in 1998, 1997 and 1996, respectively. See also "Aviation Fuel" below.

     Several domestic airports have recently sought to increase substantially the rates charged to air carriers and the ability of air carriers to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions. In addition, legislation that became effective June 1, 1992 allows public airports to impose passenger facility charges of up to $3 per departing or connecting passenger at such airports. Legislation was introduced in Congress in early 1999 that would permit airports to increase the passenger facility charges to $4 or $5 under certain circumstances. With certain exceptions, air carriers pass these charges on to passengers. The ability of US Airways to pass-through such fees to its customers is subject to various factors, including market conditions and competitive factors.

     The FAA has designated John F. Kennedy International Airport (Kennedy), Chicago O'Hare International Airport (O'Hare), LaGuardia and Reagan National as "high-density traffic airports" and limited the number of departure and arrival slots available to air carriers at those airports. Currently, slots at the high-density traffic airports may be voluntarily sold or transferred between air carriers. The DOT has in the past reallocated slots to other air carriers and reserves the right to add or withdraw slots. In October 1997, the DOT awarded slots to several low-cost, low-fare air carriers, however, these slots were "created" and not confiscated from incumbent air carriers. Various amendments to the slot system, proposed from time-to-time by the FAA, members of Congress and others, could, if adopted, significantly affect operations at the high-density traffic airports or expand slot controls to other airports. Certain proposals could restrict the number of flights, limit the ownership transferability of slots, increase the risk of slot withdrawal, or otherwise decrease the value of slots. Legislation recently introduced in Congress would eliminate the high-density rule at Kennedy, O'Hare and LaGuardia in five years. Passage of such legislation could have a significant impact on the Company's results of operations and financial condition. US Airways and Shuttle hold a substantial number of slots at LaGuardia as well as Reagan National. These slots are valuable assets and important to the Company's overall business strategy. The Company cannot predict whether any of the current proposals before Congress will be adopted or, if adopted, precisely how their implementation would impact the operations of the Company's airline subsidiaries.

     Subsequent to several announcements of cooperative agreements between certain air carriers, including a marketing relationship between US Airways and American, the DOT enacted legislation that provides for increased scrutiny of certain airline joint ventures (US Airways' marketing relationship with American is discussed in MD&A). In addition, in April 1998, the DOT issued proposed rules designed to regulate perceived anti-competitive behavior directed at new entrants in the airline industry. Legislation has recently been enacted requiring, among other things, the National Research Council of the National Academy of Sciences to complete a comprehensive study pertaining to competitive issues in the airline industry prior to the DOT's implementation of any such rules. The Company cannot predict whether or when any such proposed rules will be adopted, or the effect, if any, of such legislation on the Company's operations. In early 1999, legislation was introduced in Congress that would impose, in some cases, substantial obligations on airlines by providing significant rights to passengers. The Company cannot predict whether, or in what form, any such legislation might be enacted.

     The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. See MD&A for additional information related to the Company's international operations, including the Company's recent expansion of international operations and its efforts to introduce service in additional international markets.

CERTAIN OWNERSHIP MATTERS

     In 1998, the Company purchased 17.9 million shares of its common stock at a cost of $1.1 billion. Additional information related to the Company's purchases of its common stock can be found in MD&A. In addition, on March 12, 1998, Berkshire Hathaway, Inc. exercised its right to convert the Company's Series H Preferred Stock into 9.2 million shares of the Company's common stock. The Company subsequently retired the Series H Preferred Stock. The Company had previously retired its Series F Preferred Stock (May 1997), its Series T Preferred Stock (May 1997), and its Series B Preferred Stock (September 1997). With the retirement of these preferred stock issuances, the Company had retired all of its preferred stock and relieved itself of annual dividends of approximately $79 million. Additional information related to activity involving the Company's preferred stock issuances can be found in MD&A and in Notes 7 and 8(b) to the Company's Notes to Consolidated Financial Statements.


            (this space intentionally left blank)


EXECUTIVE OFFICERS

     The following individuals are the executive officers of US Airways Group and US Airways as of March 19, 1999:

Name              Age Position
----              --- --------
Stephen M. Wolf   57  Chairman, US Airways Group and
                      US Airways
Rakesh Gangwal    45  President and Chief Executive Officer
                      of US Airways Group and US Airways
Lawrence M. Nagin 58  Executive Vice President-Corporate
                      Affairs and General Counsel,
                      US Airways Group and US Airways
N. Bruce Ashby    38  Senior Vice President-Planning,
                      US Airways
Michelle V. Bryan 42  Senior Vice President-Human Resources,
                      US Airways
Christopher Doan  52  Senior Vice President-Maintenance,
                      US Airways
Thomas A. Mutryn  45  Senior Vice President-Finance and
                      Chief Financial Officer, US Airways
                      Group and US Airways

     There are no family relationships among any of the officers listed above. No officer was selected pursuant to any arrangement between himself and any other person.
Officers are elected annually to serve for the following year or until the election and qualification of their successors.

     The business experience of the officers listed in the table on the preceding page since at least January 1, 1994:

     Mr. Wolf is Chairman of the Board of Directors of US Airways Group and US Airways. He was elected to those positions upon joining both companies in January 1996. Mr. Wolf was Chief Executive Officer of US Airways Group from January 1996 until November 1998 and Chief Executive Officer of US Airways from January 1996 until May 1998. Immediately prior to joining US Airways, Mr. Wolf was a senior advisor to the investment bank Lazard Freres & Co. From 1987 to July 1994, Mr. Wolf was Chief Executive Officer of UAL Corp.
(UAL) and United Air Lines, Inc. (United) and became Chairman of each in 1988. Mr. Wolf is a Director of Philip Morris Companies, R.R. Donnelley & Sons Co., The Brookings Institution and the Alzheimer's Disease and Related Disorders Association. He is also a trustee of Northwestern University and Georgetown University.

     Mr. Gangwal was elected President and Chief Executive Officer of US Airways Group in November 1998 and President and Chief Executive Officer of US Airways in May 1998. Mr. Gangwal had been President and Chief Operating Officer of both companies since February 1996. From November 1994 until February 1996, Mr. Gangwal was Executive Vice President-Planning and Development for Compagnie Nationale Air France. Mr. Gangwal previously served in a variety of management roles at United over an eleven-year period, culminating in the role of Senior Vice President-Planning. Mr. Gangwal is a Director of Boise Cascade Corp.

     Mr. Nagin practiced law with Skadden, Arps, Slate, Meagher & Flom LLP from August 1994 until he joined US Airways Group and US Airways in February 1996. He previously served in several executive positions at United and UAL from September 1988 to July 1994, culminating in the role of Executive Vice President-Corporate Affairs and General Counsel of United and UAL. From 1980-1988, Mr. Nagin was Senior Vice President and General Counsel of The Flying Tiger Line Inc.

     From April 1996, Mr. Ashby served as Vice President-Financial Planning and Analysis of US Airways until his election as Senior Vice President-Planning in January 1998. He previously served as Vice President-Marketing Development at Delta from June 1995 to April 1996, and in several management positions at United from January 1989 to June 1995, including Vice President-Financial Planning and Analysis and Vice President and Treasurer.


     Ms. Bryan joined US Airways in 1983 as a staff attorney. She was elected Corporate Secretary and Assistant
General Counsel of US Airways in 1988. In 1995, Ms. Bryan was named Vice President and Deputy General Counsel of
US Airways, retaining her position as US Airways' Corporate
Secretary. She was also named Corporate Secretary of US Airways Group in 1996. Ms. Bryan was elected Senior Vice
President-Human Resources of US Airways in January 1999.

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

     Mr. Mutryn joined US Airways Group and US Airways in
November 1998 from United. At United, Mr. Mutryn served as
Director of Financial Analysis and Vice President-Revenue
Management from 1989 until his election as Vice President and Treasurer in July 1995. Mr. Mutryn held a variety of positions at American from 1983 to 1989. Mr. Mutryn is a member of the boards of directors of Galileo International, Inc. (Galileo) and Galileo Japan Partnership.

EMPLOYEES

     As of December 31, 1998, on a full-time equivalent basis, US Airways employed approximately, 9,450 station personnel, 8,175 flight attendants, 7,025 mechanics and related employees, 4,775 pilots, 3,125 reservations personnel, and 5,650 personnel in administrative and miscellaneous job categories. As of December 31, 1998, on a full-time equivalent basis, the Company's remaining subsidiaries employed approximately 1,500 station personnel, 1,125 pilots, 675 mechanics and related employees, 650 flight attendants and 475 personnel in administrative and miscellaneous job categories.

     As of December 31, 1998, approximately 37,950, or 84%, of the employees of the Company's subsidiaries were covered by collective bargaining agreements with various labor unions, or will be covered by a collective bargaining agreement for which negotiations are in progress.



     The status of US Airways' labor agreements as of December 31, 1998:

                                                     Date
                                                   Contract
Union (1) Class or Craft            Employees (2)  Amendable
-----     --------------            ---------      ---------

ALPA    Pilots                          4,775	      01/01/03
AFA     Flight attendants               8,175      01/01/97 (4)
CWA     Passenger service employees     8,900(3)          - (5)
IAMAW   Mechanics and related employees 7,025	      10/01/95 (4)
IAMAW   Fleet service employees         6,000	(3)          - (5)
TWU     Flight crew training instructors  117	      10/09/96 (4)
TWU     Flight simulator engineers         56      08/02/97 (4)
TWU     Dispatch employees                155      09/01/96 (4)

(1)  ALPA    Air Line Pilots Association, International
     AFA     Association of Flight Attendants
     CWA     Communications Workers of America
     IAMAW   International Association of Machinists and
               Aerospace Workers
     TWU     Transport Workers' Union
(2) Approximate number of employees covered by the contract.
(3) Estimated number of employees who will be covered under the initial contract.
(4)  Currently in negotiations.
(5)  Initial contract in negotiations.



     A new five-year labor contract between US Airways and its pilots became effective January 1, 1998. This contract includes various provisions that the Company believes are helping US Airways to address its high cost structure, including linking the compensation of US Airways' pilots to the compensation of pilots at several other major domestic air carriers and allowing US Airways to launch its low-cost product, "MetroJet." As discussed in MD&A, US Airways faces significant pressure in certain markets from competitors with lower cost structures. Other provisions of the new contract include: an early retirement program for 325 pilots; lump sum payments to pilots equal to 1% of annual salary for the calendar years 1999, 2001 and 2002 (payable in the subsequent calendar year); 11.5 million options to purchase US Airways Group common stock, to be issued ratably to pilots over the five-year life of the contract (with exercise prices established based on the fair market value of the Company's common stock over a time period preceding each grant); and certain job security provisions, including a "no furlough" clause for pilots on the seniority list on the effective date of the agreement.

     As discussed in MD&A, the Company recorded a $115 million charge to Personnel costs during the fourth quarter of 1997 associated with the early retirement plan.
US Airways expects to realize significant net long-term savings in both wages and benefits expenses as a result of the early retirement program. US Airways will recognize expenses for the lump sum payments, which are expected to total approximately $20 million, as an element of Personnel costs in the period in which they are earned. Additional information related to the stock options that will be granted to US Airways' pilots under the new contract can be found in Note 8(e) to the Company's Notes to Consolidated
Financial Statements.

     During the third quarter of 1998, US Airways issued recall notices to all of its furloughed pilots. The recalls were part of US Airways' continuing planning process due to normal attrition, retirements and training requirements for the new single-aisle Airbus aircraft that have begun entering US Airways' operating fleet. US Airways had approximately 280 pilots on furlough prior to the recalls.

     On September 29, 1998, the IAMAW filed with the National Mediation Board (NMB) for mediation in its contract negotiations with US Airways covering approximately 7,025 mechanics and related employees. The labor agreement covering these employees was amendable on October 1, 1995. Negotiations between the parties resumed in November 1998 under the auspices of the NMB-appointed mediator.

     On June 23, 1998 the IAMAW filed with the NMB for mediation in its negotiations with US Airways for an initial contract covering approximately 6,000 fleet service employees. Following the NMB's appointment of a mediator, the IAMAW and US Airways reached a tentative agreement on August 17, 1998. The IAMAW failed to ratify the tentative agreement and the mediator reconvened the parties to resume negotiations on October 6, 1998. On March 4, 1998, the parties reached a new tentative agreement which will be voted on by the fleet services employees in the near future.

     US Airways is also in negotiations over amendable labor agreements with the Association of Flight Attendants covering flight attendants and with the Transport Workers Union covering flight crew training instructors, flight simulator engineers and dispatch employees. US Airways is also negotiating with the CWA with respect to an initial labor contract with US Airways covering approximately 8,900 passenger service employees. On February 23, 1999, the parties filed with the NMB for a mediator to assist in the negotiations.

     The Company is unable to predict how long it will take to conclude collective bargaining talks with respect to labor contracts that are currently amendable or for labor contracts for which an initial contract is being negotiated or the ultimate outcome of these discussions. Under the Railway Labor Act, a labor contract does not "expire," but rather becomes amendable on a certain date. Thirty days prior to that date, either party to the contract may give notice to the other of its intention to amend the contract, at which point the collective bargaining process begins. If, after a period of negotiations, the parties cannot reach an agreement, a federal mediator from the NMB is brought in to assist. The process of mediation continues until the NMB determines, at its sole discretion, that the parties have reached an impasse. At that point, the parties enter a thirty-day "cooling-off" period before either party may employ so-called "self-help" (e.g., the imposition of contract changes or a lockout by the company or a strike by the union). While in negotiations and mediation, both parties must observe the status quo.

     As discussed in MD&A, US Airways announced certain efficiency measures in May 1997. These efficiency measures included US Airways' elimination of service on certain unprofitable routes and the consolidation of certain maintenance and reservations activities into fewer facilities. The Company estimates that approximately 750 employees were displaced as a result of these efficiency measures.

     During December 1997, US Airways entered into a 25-year agreement with TSG under which TSG assumed responsibility for managing most of US Airways' information technology requirements. As a result of this agreement, approximately 670 US Airways employees took positions with TSG on January 1, 1998. See MD&A for additional information related to US Airways' agreement with TSG.

AVIATION FUEL

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company's airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's results of operations and financial condition. For 1998, 1997 and 1996, aviation fuel expenses were 8.2%, 10.5% and 10.8%, respectively, of US Airways' total operating expenses (as adjusted to exclude nonrecurring items and certain other expenses for comparability purposes).

     US Airways continually adjusts its aviation fuel procurement strategy in order to take advantage of the best available prices while at the same time ensuring that it has an adequate supply of aviation fuel to support its operations. In addition, US Airways may participate in arrangements designed to reduce its exposure to significant increases in the price of aviation fuel. These arrangements have the net effect of increasing or decreasing US Airways' aviation fuel expense in the period in which they are settled (see Note 2(a) to the Company's Notes to Consolidated Financial Statements for additional information related to such arrangements).

     See Part II, Item 6 "Selected Financial Data" for additional information related to aviation fuel. In addition, see "Industry Regulation and Airport Access" above for information related to certain taxes on aviation fuel.

USE OF TRAVEL AGENTS AND COMMISSIONS EXPENSES

     As is typical in the airline industry, a majority of the tickets for travel on the Company's airline subsidiaries are sold by travel agents. During 1998, travel agents accounted for approximately 74% of US Airways' ticket sales (as measured by gross fares). The comparable percentages for 1997 and 1996 were 76% and 77%, respectively. A majority of the remaining ticket sales are through US Airways' in-house reservations function (see "Employees" above).

     The Company accounts for fees paid to travel agents in the Commissions line item on its Consolidated Statements of Operations (which are contained in Part II, Item 8A of this report).


Such fees are calculated in accordance with policies established by the Company. Fees paid to travel agents accounted for approximately 6.8%, 7.7% and 7.5% of US
Airways' total operating expenses (as adjusted to exclude nonrecurring items and certain other expenses for comparability purposes) for the years 1998, 1997 and 1996, respectively.

     During September 1997, US Airways established a revised fee structure for base commissions paid to travel agents: 8% of ticket price on all domestic and international tickets issued by travel agents in the U.S., Puerto Rico, the U.S. Virgin Islands and Canada. US Airways' existing maximum payment of $25 one-way and $50 round-trip for tickets purchased in the U.S. and Puerto Rico for travel in and between the U.S., Puerto Rico, the U.S. Virgin Islands and Canada was not changed. Effective December 3, 1998, a maximum payment of $50 for one-way tickets and $100 for round-trip tickets for other international destinations for tickets purchased in the U.S., Puerto Rico and the U.S. Virgin Islands was instituted (prior to the revised rate structure, the standard commission rate was 10% of ticket price, subject to a maximum for domestic travel of $50 per round-trip ticket, but without any maximum limit for international travel). US Airways pays travel agents additional "incentive" commissions under certain circumstances, such as for reaching certain volume sales levels. Such incentive fees are typical in the airline industry.

     In April 1996, the Company began selling electronic tickets for travel on the Company's airline subsidiaries;
travel agents obtained this capability in October 1996. By
February 1999, "E Tickets" for travel on US Airways and its regional affiliates had exceeded 45% of all ticket sales.
The Company believes that electronic ticketing helps to reduce distribution costs.

COMPUTERIZED RESERVATION SYSTEMS

     Computerized Reservation Systems (CRSs) play a significant role in the marketing and distribution of airline tickets. As mentioned above, travel agents sell tickets which generate the majority of US Airways' passenger revenues. Most travel agents use one or more CRSs to obtain information about airline schedules and fares and to book their clients' travel.

     On December 5, 1998, as part of a comprehensive information technology management agreement with TSG, US
Airways' reservation, airport customer service and aircraft tracking systems were converted to the SABRE system. SABRE is the world's largest CRS system, as measured by revenues generated by travel agent subscribers. US Airways is also now using the SABRE O&D yield management system. US Airways anticipates significant long-term benefits from its transition to computer technologies obtained from TSG. See
MD&A for additional information related to US Airways' information technology management agreement with TSG.

     On July 30, 1997, Galileo completed an initial public offering (IPO) and used the proceeds, together with the proceeds of bank financing, to purchase Apollo Travel
Services Partnership (ATS). At that time, USAM owned approximately 21% of ATS. Immediately preceding the IPO, Galileo International Partnership (GIP) was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately
6.7%. The transaction is discussed further in MD&A.

     Galileo owns, operates and markets the Galileo CRS. The
Galileo CRS is the world's second largest CRS system, as measured by revenues generated by travel agent subscribers.

     As of December 31, 1998, USAM owned approximately 6.7% of Galileo and held an 11% interest in Galileo Japan
Partnership, which markets the Galileo CRS in Japan.


FREQUENT TRAVELER PROGRAM

     Under US Airways' Dividend Miles frequent traveler program (FTP), participants generally receive mileage credits equal to the greater of actual miles flown or 500 miles for each paid flight segment on US Airways (including MetroJet) or US Airways Express, or actual miles flown on one of US Airways' FTP airline partners. Participants generally receive a minimum of 500 mileage credits for each paid flight on US Airways Shuttle plus, through September 1999, additional mileage in American's FTP, the AAdvantage Program (as long as the passenger is also a member of AAdvantage). Participants flying on First Class or Envoy Class tickets generally receive additional mileage credits. Participants may also earn mileage credits by flying on FTP airline partners, utilizing certain credit cards, staying at participating hotels, renting cars from participating car rental companies and through other means. Mileage credits earned by FTP participants can be redeemed for various travel awards, including fare discounts, upgrades to First Class or Envoy Class and tickets on US Airways or on one of US Airways' FTP airline partners. Certain awards also include discount hotel and car rental awards. Mileage credits may not be brokered, bartered or sold, and have no cash value.

     US Airways and its FTP airline partners limit the number of seats allocated per flight for award recipients by using various inventory management techniques. Award travel for all but the highest-level Dividend Miles participants is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates to foreign destinations. US Airways reserves the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change without prior notice.

     US Airways uses the incremental cost method to account for liabilities associated with Dividend Miles. Estimated future travel awards are valued at the estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, liability insurance and denied boarding compensation expenses. No profit or overhead margin is included in the accrual for incremental costs. US Airways periodically reviews the assumptions made to calculate its FTP liability for reasonableness and makes adjustments to these assumptions as necessary. No liability is recorded for hotel, car rental or most airline award certificates that are to be honored by other parties because there is no cost to US Airways for such awards. US Airways charges certain of its partner airlines for redemptions of awards for travel on its flights. Conversely, certain partner airlines charge US Airways for Dividend Miles earned by US Airways FTP participants on their flights.

     As of December 31, 1998 and 1997, Dividend Miles participants had accumulated mileage credits for approximately 4,388,000 awards and 4,253,000 awards, respectively. Because US Airways expects that some potential awards will never be redeemed, calculations of FTP liabilities are based on approximately 86% of total accumulated mileage credits. Mileage credits for Dividend Miles participants who have accumulated less than the minimum number of mileage credits necessary to claim an award are excluded from calculations of FTP liabilities. Incremental changes in FTP liabilities resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded as part of the regular review process.

     During 1998, 1997 and 1996, US Airways' customers redeemed approximately 0.9 million, 0.9 million and 1.0 million awards for free travel, respectively, representing approximately 5%, 5% and 6% of US Airways' RPMs in those years, respectively. These low percentages as well as the use of certain inventory management techniques (see above) minimize the displacement of revenue passengers by passengers traveling on Dividend Miles award tickets.


     In January 1999, US Airways announced changes to its FTP that take effect on July 1, 1999. Under current program guidelines, mileage credits do not expire. Mileage credits earned after December 31, 1999 may expire, in certain circumstances, under the new program guidelines. In addition, the number of mileage credits required for award travel redemption will change when the new program guidelines take effect. For example, the number of mileage credits necessary for an award for domestic travel will vary depending on the date of travel and whether or not the travel itinerary includes a Saturday night stay over.

     In July 1998, US Airways and American entered into agreements whereby participants of each airlines' FTP may redeem mileage credits for award travel on either airline.
Participants may also "pool" mileage credits between FTPs.
Each company compensates the other when relieved of an obligation to provide a travel award.

     As mentioned previously, US Airways terminated its relationship with British Airways during 1997, including arrangements involving the two companies' frequent traveler programs.

INSURANCE

     The Company and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes liability for bodily injury to or death of members of the public, including passengers; damage to property of the Company, its subsidiaries and others; loss of or damage to flight equipment, whether on the ground or in flight; fire and extended coverage; and workers' compensation and employer's liability. Coverage for environmental liabilities is expressly excluded from current insurance policies.



ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

     As of December 31, 1998, US Airways and Shuttle operated the following jet aircraft:

                   Passenger   Average
    Type           Capacity   Age (years) Owned(4) Leased(5) Total
    ----           --------   ----------- -------  --------- -----
Boeing 767-200ER         200        9.5          8         4     12
Boeing 757-200           182        8.2         23        11     34
Boeing 727-200 (1)       161       26.7         12         -     12
Boeing 737-400           144        9.0         19        35     54
McDonnell Douglas MD-80  142       16.8         15        16     31
Boeing 737-300           126       11.7         11        74     85
Airbus A319              120        0.2          -         6      6
Boeing 737-200 (2)       109       16.7         54        10     64
Douglas DC-9-30 (3)      100       24.1         43         7     50
Fokker 100                97        8.1         36         4     40
                                   ----        ---       ---    ---
                                   13.7        221       167    388
                                    ====        ===       ===    ===

(1) Operated by Shuttle (see Note 1(a) to the Company's Notes to Consolidated Financial Statements for information related to the Company's purchase of Shuttle in 1997).
(2) US Airways purchased two leased B737-200 aircraft in January 1999.
(3) US Airways retired three owned DC-9-30 aircraft during the first quarter of 1999.
(4) Of the owned aircraft, 91 were pledged as collateral for various secured financing obligations aggregating $1.9 billion as of December 31, 1998.
(5)  The terms of the leases expire between 1999 and 2018.


     As of December 31, 1998, the Company's three wholly-owned regional airline subsidiaries operated the following turboprop aircraft:

                  Passenger    Average
    Type           Capacity   Age (years) Owned(4) Leased(5) Total
    ----           --------   ----------- -------  --------- -----
de Havilland Dash 8 (1)  37          8.0       29        68      97
Dornier 328-110          32          3.3        -        26      26
                                    ----       --        --     ---
                                     7.0       29        94     123
                                     ====       ==        ==     ===

(1) An additional leased Dash 8 aircraft was added in January 1999.
(2) The terms of the leases expire between 1999 and 2012.


     The Company has agreements for the acquisition of up to 400 new single-aisle aircraft and up to 30 new intercontinental-range widebody aircraft. As of December 31, 1998, US Airways had added six of the new single-aisle aircraft into its operating fleet. US Airways expects to take delivery of 33 additional new single-aisle aircraft in 1999. US Airways plans to retire 24 older aircraft during 1999. Deliveries of the new widebody aircraft are scheduled to begin in the first quarter of the year 2000. The Company's aircraft acquisition agreements are discussed in detail in MD&A as well as Note 6(a) to the Company's Notes to Consolidated Financial Statements. The Company has recently signed a letter of intent to purchase nine new Dash 8 aircraft in 1999 from Bombardier Aerospace, the manufacturer of these aircraft. In addition, upon completion of a definitive purchase agreement, the Company plans to extend the leases on ten Dash 8 aircraft currently operated by the Company's regional airline subsidiaries (the leases are scheduled to expire in 1999).

     The Company's airline subsidiaries maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

     As of December 31, 1998, the Company's airline subsidiaries, principally US Airways, owned or leased the following aircraft which were not considered part of the operating fleets presented in the tables above. These aircraft were either parked in storage facilities or, as shown in the far right column, leased or subleased to third parties.


                               Average                          Leased/
          Type               Age (years) Owned  Leased  Total  Subleased
          ----               ----------- -----  ------  -----  ---------
British Aerospace BAe-146-200     13.9     -      11       11      11
British Aerospace Jetstream 3100  11.7     -      14       14      14
Douglas DC-9-30                   25.6     1       -        1       -
Fokker F28-1000                   25.5    16       -       16      16
Fokker F28-4000                   13.0     -      11       11      11
                                  ----    --      --       --      --
                                  16.9    17      36       53      52
                                  ====    ==      ==       ==      ==


     See Note 6(b) to the Company's Notes to Consolidated
Financial Statements for additional information related to third party lease arrangements involving flight equipment.

     US Airways and Shuttle are participants in the Civil Reserve Air Fleet (CRAF), a voluntary program administered by the Air Mobility Command (AMC). The General Services Administration of the U.S. government requires that airlines participate in CRAF in order to receive U.S. government business. The U.S. government is US Airways' largest customer. US Airways' and Shuttle's commitments under CRAF are to provide up to eleven B767-200ER and four B727-200 aircraft, respectively, in support of military operations, most likely aeromedical missions, as specified by the AMC. US Airways and Shuttle would be reimbursed at prescribed rates if these aircraft were activated under the CRAF program. To date, the AMC has not requested US Airways or Shuttle to activate any of their aircraft under CRAF.


GROUND FACILITIES

     US Airways leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Reagan National; its principal operating, overhaul and maintenance bases at the Pittsburgh and Charlotte/Douglas International Airports; major training facilities in Pittsburgh and Charlotte; central reservations offices in several cities; and line maintenance bases and local ticket, cargo and administrative offices throughout its system. US Airways owns a building and vacant land in Fairfax County (Virginia), a training facility in Winston-Salem (North Carolina) and reservations facilities in San Diego and Orlando. The property in Fairfax County is not used as part of the Company's operations and is currently available for sale.

     In 1998, US Airways closed its maintenance facilities in Roanoke (Virginia), Greensboro (North Carolina) and Winston-
Salem (see related information in MD&A). The work performed at these locations was transferred to other US Airways maintenance facilities.

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

In 1998, US Airways reached an agreement with the Philadelphia Authority for Industrial Development (PAID) and the City of Philadelphia to construct a new international terminal and a new US Airways Express terminal at the Philadelphia International Airport, one of US Airways' connecting hubs and US Airways' principal international gateway. The international terminal will include 12 gates for widebody aircraft and new federal inspection facilities and is expected to be completed in 2001. The new US Airways Express facility will be capable of accommodating approximately 30 regional aircraft and is expected to be completed in 2000. PAID has issued $443.7 million in airport revenue bonds to finance the two terminals, ramp control tower, and related projects. Upon completion of the project, US Airways expects that its annual cost of operations will increase by approximately $30 million.

In 1993, US Airways and the City of Philadelphia reached an agreement to proceed with certain capital improvements at Philadelphia International Airport. These improvements include approximately $136 million in various terminal renovations and improvements, including the construction of a new US Airways club and $220 million to expand the runway used primarily by regional aircraft. The terminal renovations and improvements were completed in 1998 and increased US Airways annual cost of operations by approximately $7 million. The runway expansion project is expected to be completed in late 1999. US Airways expects that its annual costs of operations at Philadelphia International Airport will increase by approximately $9 million once construction of the runway is complete.

ITEM 3.  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of an aircraft accident in September of 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November of 1995, and is scheduled to hold a final hearing on March 23, 1999 before issuing its final accident investigation report. Wrongful death cases are pending in a consolidated multi-district litigation in U.S. District Court for the Western District of Pennsylvania and in state court in Cook County, Illinois. Although US Airways has settled over 80% of the cases and claims arising from the Pittsburgh accident, it expects that it will be at least a year before all of the settlements and/or related litigation are concluded. A trial has been set for November 1999 in the Illinois litigation. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

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

     On July 30, 1996, the Company and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American and American's parent company, AMR Corp. The Company and US Airways claimed that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between the Company and British Airways (the Investment Agreement). The lawsuit also claims that the defendants have committed violations of U.S. antitrust laws. In response to the defendants' Motion to Dismiss, the Court sustained US Airways' claims for breach of contract against British Airways. The Court dismissed the remaining claims against British Airways and all claims against American. On February 6, 1998, British Airways filed its answer to the complaint along with counterclaims against the Company and US Airways. British Airways' counterclaims alleged that US Airways breached various provisions of the Investment Agreement and that US Airways breached the Code Share Agreement between British Airways and US Airways by providing certain allegedly confidential information to specific third parties. In addition, British Airways seeks a declaratory judgment regarding certain payment obligations under its wet lease arrangement with US Airways. British Airways claimed damages of $16.7 million for the termination of the code share relationship and an unspecified amount of damages for its remaining claims. On January 29, 1999, the Company, US Airways and British Airways jointly filed a pretrial order with the Court, and on February 5, 1999, the Court placed the lawsuit on its trial-ready calendar. On February 5, 1999, British Airways filed a motion for summary judgment seeking dismissal of the Company's and US Airways' claims and a finding that the Company and US Airways are liable for breach of the Code Share Agreement. Subsequently, the Company and


US Airways filed a memorandum of law opposing British
Airways' motion. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     In May 1995, the Company, US Airways and the Retirement Income Plan for US Airways, Inc. (the Pilots Pension Plan) were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the Pilots Pension Plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' Motion to Dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement under the Employee Retirement Income Security Act. The plaintiffs have attempted to appeal the district court's dismissal before the U.S. Court of Appeals for the District of Columbia. In January of 1998, the Court of Appeals dismissed plaintiff's appeal for lack of jurisdiction because the lower court order was not final. The plaintiffs moved for an order certifying the lower court order as final. The district court granted the motion to certify and the plaintiffs appealed to the United States Court of Appeals for the District of Columbia. In February 1999, the United States Court of Appeals upheld the District Court's decision originally granted in May 1996 in US Airways' favor.

     In February of 1998 a purported class action complaint was filed by a travel agency in Puerto Rico against seven major U.S. airlines, including US Airways. The complaint alleges that the defendant airlines are undercompensating Puerto Rican travel agents in connection with the agents' sale of travel. The plaintiffs allege that the airlines are contractually obligated to pay a 10% commission and that the defendant airlines breached that contract as a result of the introduction of commission caps limiting commission payable with respect to a single trip to a stated dollar amount and reducing certain commissions to 8%. The plaintiffs have stated their damages for the class in the amount of $150 million. On December 22, 1998, after the filing of various motions by the defendants and some preliminary discussions, the plaintiffs dismissed this action without the payment of any amount by US Airways.

     The City and County of San Francisco have sued a number of San Francisco International Airport tenants for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. The City and County of San Francisco has identified US Airways as a potentially responsible party. The City and County of San Francisco and US Airways recently entered into an agreement in principle to resolve this matter and expect to finalize the agreement by April 1, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5A.  MARKET FOR US AIRWAYS GROUP'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

STOCK EXCHANGE LISTING

     US Airways Group's Common Stock, $1 par value (Common Stock), is traded on the New York Stock Exchange (Symbol U). As of February 26, 1999, there were approximately 25,000 stockholders of record. These stockholders reside throughout the United States and in other countries.


MARKET PRICES OF COMMON STOCK

     The high and low sale prices of the Company's Common
Stock as reported on the New York Stock Exchange Composite
Tape were:

            Period             High            Low
            ------             ----            ---
     1998   Fourth Quarter  $ 58  9/16      $ 34  3/4
            Third Quarter     83  1/4         47
            Second Quarter    82  1/8         63  5/8
            First Quarter     76  7/8         56  9/16

     1997   Fourth Quarter    65  3/4         39  15/16
            Third Quarter     43  1/8         32  7/8
            Second Quarter    38  1/4         23  1/8
            First Quarter     26  3/4         19  1/4

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

     Currently, the amount of dividends that US Airways can pay on its common stock is materially limited by a covenant contained in its 9 5/8% Senior Notes. However, this covenant does not restrict US Airways from loaning or advancing funds to US Airways Group.




            (this space intentionally left blank)


ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS-US AIRWAYS GROUP (IN MILLIONS, EXCEPT PER SHARE AMOUNTS) (1)

                           1998    1997    1996    1995    1994
                           ----    ----    ----    ----    ----
Operating Revenues      $ 8,688 $ 8,514 $ 8,142 $ 7,474 $ 6,997
Operating Expenses        7,674   7,930   7,705   7,153   7,489
                           ----    ----    ----    ----    ----
Operating Income (Loss) $ 1,014 $   584 $   437 $   322 $  (491)
Income (Loss)
  Before Taxes          $   902 $   672 $   275 $   128 $  (685)
Provision (Credit) for
  Income Taxes              364    (353)     12       9       -
                           ----    ----    ----    ----    ----
Net Income (Loss)       $   538 $ 1,025 $   263 $   119 $  (685)
Net Earnings Applicable
  to Common
  Stockholders          $   532 $   961 $   175 $    34 $  (763)

Basic Earnings (Loss)
  per Common Share (2)  $  5.75 $ 12.32 $  2.73 $  0.55 $(12.73)
Diluted Earnings (Loss)
  per Common Share (2)  $  5.60 $  9.87 $  2.35 $  0.55 $(12.73)
Cash dividends per
  Common Share          $     - $     - $     - $     - $     -




CONSOLIDATED BALANCE SHEETS-US AIRWAYS GROUP (IN MILLIONS)

                                    As of December 31,
                           ------------------------------------
                           1998    1997    1996    1995    1994
                           ----    ----    ----    ----    ----

Total Assets            $ 7,870 $ 8,372 $ 7,531 $ 6,955 $ 6,808
Long-Term
  Obligations (3) (4)   $ 3,266 $ 4,142 $ 4,552 $ 4,572 $ 4,699
Series B Preferred
  Stock (4)             $     - $     - $   213 $   213 $   213
Common Stockholders'
  Equity (Deficit) (4)  $   593 $   725 $  (798)$(1,049)$(1,110)
Total Stockholders'
 Equity (Deficit) (4)   $   593 $   725 $  (584)$  (836)$  (897)

Shares of Common Stock
  Outstanding (5)          83.8    91.5    64.3    63.4    61.1

(1) Certain years include nonrecurring items, activity that is reported as "nonrecurring items" by the Company in its various filings from time-to-time with the U.S. Securities and Exchange Commission (See Note 14 to the Company's Notes to Consolidated Financial Statements for related information).
(2) During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 established new guidelines for calculating earnings per common share. The Company's Earnings (Loss) per Common Share figures for the years 1994 through 1996 have been restated to conform with the provisions of SFAS 128.
(3) Includes long-term debt, capital leases, postretirement benefits other than pensions (noncurrent) and outstanding redeemable preferred stock.
(4) 1996, 1995 and 1994 do not include any effects from deferred dividends on preferred stock. See Notes 7 and 8(b) to the Company's Notes to Consolidated Financial Statements contained in Part II, Item 8A of this report for additional information related to the Company's preferred stock and related activity.
(5) 1998 and 1997 activity included conversions of preferred stock into Common Stock. See Notes 7 and 8(b) to the Company's Notes to Consolidated Financial Statements for additional information.

Note:  Numbers may not add or calculate due to rounding.








            (this space intentionally left blank)


SELECTED OPERATING AND FINANCIAL STATISTICS-US AIRWAYS (1)





                           1998    1997    1996    1995    1994
                           ----    ----    ----    ----    ----

Revenue passengers
   (thousands)*          57,990  58,659  56,640  56,674  59,495
Total RPMs (millions)(2) 41,370  41,749  39,220  38,079  38,395
RPMs (millions)*         41,253  41,579  38,943  37,618  37,941
Total ASMs (millions)(3) 56,861  58,500  57,208  58,678  61,540
ASMs (millions)*         56,723  58,294  56,885  58,163  61,027
Passenger load factor*(4)  72.7%   71.3%   68.5%   64.7%   62.2%
Break-even load
  factor (5)               65.7%   66.4%   67.9%   64.9%   67.3%
Yield* (6)                17.02c  17.10c  17.46c  16.66c  15.61c
Passenger revenue
  per ASM*(7)             12.38c  12.20c  11.95c  10.78c   9.70c
Revenue per ASM(8)        13.80c  13.50c  13.19c  11.80c  10.59c
Cost per ASM(9)           12.34c  12.33c  12.69c  11.40c  11.02c
Average passenger
  journey (miles)*          711     709     688     664     638
Average stage
  length (miles)*           597     591     578     560     536
Revenue aircraft miles
  (millions)*               422     435     426     444     473
Cost of aviation fuel
  per gallon(10)          51.83c  67.47c  70.51c  56.83c  55.79c
Cost of aviation fuel
  per gallon, excluding
  fuel taxes (11)         45.95c  61.26c  64.09c  53.23c  53.28c
Gallons of aviation fuel
  consumed (millions)     1,109   1,129   1,107   1,137   1,205
Operating aircraft
  at year-end               376     376     390     394     424
Full-time equivalent
  employees at year-end  38,210  38,533  40,160  39,891  42,399

* Scheduled service only (excludes charter service).
 c cents.

(1) Operating statistics include free frequent travelers and the related miles they flew. Operating statistics exclude flights operated by US Airways under a wet lease arrangement with British Airways Plc (the "wet lease arrangement," which ended May 31, 1996). Nonrecurring items and certain revenues and expenses have been excluded from US Airways' financial results for purposes of financial statistical calculation and to provide better comparability between periods. Nonrecurring items include those items reported as "nonrecurring items" by US Airways in its various filings from time-to-time with the U.S. Securities and Exchange Commission (see Note 13 to US Airways' Notes to Consolidated Financial Statements for additional information). Revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines and the wet lease arrangement are also excluded from financial statistical calculations (see Notes 10(a) and 10(b) to US Airways' Notes to Consolidated Financial Statements for additional information).
(2) Revenue Passenger Miles (RPMs) - revenue passengers multiplied by the number of miles they flew.
(3) Available Seat Miles (ASMs) - seats available multiplied by the number of miles flown (a measure of capacity).
(4) Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(5) Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
(6)  Passenger transportation revenue divided by RPMs.
(7) Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(8) Total Operating Revenues divided by ASMs (a measure of unit revenue).
(9) Total Operating Expenses divided by ASMs (a measure of unit cost).
(10) Includes the base cost of aviation fuel, fuel taxes and transportation charges.
(11) Includes the base cost of aviation fuel and transportation charges.




          (this space intentionally left blank)


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              GENERAL INFORMATION

     A "forward-looking information" which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Among the specific factors that could cause actual results to differ materially from those set forth in the forward-looking information are the following: economic conditions, labor costs, aviation fuel costs, competitive pressures on pricing-particularly from competitors with lower cost structures, weather conditions, government legislation, consumer perceptions of the Company's products, demand for air transportation in the markets in which the Company operates and other risks and uncertainties listed from time to time in the Company's reports to the United States Securities and Exchange Commission (SEC). Other factors and assumptions not identified above are also involved in the preparation of forward-looking information, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

     Except where noted, the following discussion relates primarily to the results of operations, financial condition and future prospects of US Airways. US Airways is the Company's principal operating subsidiary, accounting for 90% of the Company's operating revenues for 1998 (on a consolidated basis).

                               FINANCIAL OVERVIEW

     For 1998, the Company's operating income was $1.0 billion, income before taxes was $902 million, net income was $538 million and earnings per common share (EPS) was $5.60 on a diluted basis. For 1997, the Company recognized operating income, income before taxes, net income and EPS on a diluted basis of $584 million, $672 million, $1.0 billion and $9.87, respectively. The comparative amounts for 1996 were $437 million, $275 million, $263 million and $2.35, respectively. The Company's financial results for each of these years include the nonrecurring items detailed in "Results of Operations" below.

     Excluding nonrecurring items, the Company's operating income has increased significantly on a year over year basis for the last three years. This improvement is primarily attributable to relatively favorable domestic economic and industry conditions and overall favorable capacity and pricing trends in markets served by the Company's airline subsidiaries. In addition, US Airways' improved operational performance, marketing efforts and the positive influence of certain revenue enhancement and cost-reduction initiatives have also contributed. Comparisons of net income over the last three years are affected by certain tax benefits the Company recorded in 1997, which also had the effect of substantially increasing the Company's effective tax rate for financial reporting purposes in 1998 (see also "Income Taxes" below).






                     (this space intentionally left blank)


                             NEW STRATEGIC FOUNDATION

     The Company has established a new foundation on which it is moving forward with achieving its long-term strategic objective of establishing US Airways as a competitive global airline:

    - a new labor contract between US Airways and its pilots;

    - an agreement with a subsidiary of Airbus Industrie G.I.E. (Airbus) to purchase up to 430 new aircraft, including both single-aisle A320-Family aircraft and intercontinental-range widebody aircraft;

    - an expanded and substantially improved line of products, including new international service and a new international business class product, "Envoy Class;"

    - the purchase of Shuttle, Inc. (Shuttle), which operates under the trade name "US Airways Shuttle;"

    - a marketing arrangement with American Airlines, Inc. (American);

    - "MetroJet," the Company's competitive response to low-cost, low-fare competition;

    - a contract with The SABRE Group, Inc. (TSG) that is expected to provide substantial long-term cost savings and enhancements in the information services area; and

    - new regional jet service on certain routes operated by US Airways
      Express.

     A new five-year labor contract between US Airways and its pilots became effective January 1, 1998. This contract includes various provisions that the Company believes are helping US Airways to address its high cost structure, including linking the compensation of US Airways' pilots to the compensation of pilots at several other major domestic air carriers. The new contract was a key factor in the Company's decision to finalize its single-aisle aircraft order with Airbus and also includes provisions that allowed US Airways to launch its low-cost product, MetroJet.

     As of the date of this report, March 19, 1999, US Airways had acquired ten Airbus A320-Family single-aisle aircraft, including one A320 and nine A319 aircraft. The Company has 118 additional A320-Family aircraft on firm order, including 29 to be delivered during the remainder of 1999 and 89 scheduled for delivery in the years 2000 through 2002. The Company's aircraft acquisition agreement with Airbus also includes 112 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. The Company anticipates that the new Airbus single-aisle aircraft will ultimately replace, at a minimum, US Airways' B737-200, DC-9-30 and MD-80 aircraft fleets. The new Airbus aircraft are more fuel-efficient, less costly to maintain, have greater range capabilities and are expected to provide certain customer service benefits over the aircraft they are intended to replace. However, certain expenses such as aircraft rent will likely increase in conjunction with the acquisition of the new aircraft. The Company has also entered into an agreement with CFM International, Inc. (CFMI) for jet engines to power the new Airbus A320-Family aircraft. As part of its agreement with CFMI, GE Engine Services, Inc. will maintain these engines under an up to 20-year agreement.

     On July 2, 1998, the Company announced that it had reached an agreement with Airbus for the purchase of up to 30 widebody A330-300 aircraft. The agreement includes seven firm aircraft orders, seven aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional aircraft. Of the seven firm-order A330-300 aircraft, six are scheduled for delivery in the year 2000 and one in early 2001. Orders subject to reconfirmation are for aircraft that are tentatively scheduled for delivery beginning in the fourth quarter of the year 2000. The Company can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first seven aircraft. In October 1998, the Company reached an agreement with Pratt & Whitney for jet engines to power US Airways' new Airbus widebody aircraft and to provide long-term maintenance for the engines. The new widebody aircraft are expected to operate primarily in transatlantic markets. See Note 6(a) to the Company's Notes to Consolidated Financial Statements contained in Part II, Item 8A of this report and "Liquidity and Capital Resources" below for additional information related to the Company's commitments to purchase flight equipment.

     US Airways added additional transatlantic service during 1998:
Philadelphia-London (Gatwick Airport) and Philadelphia-Amsterdam in April 1998, Pittsburgh-Paris in October 1998 and a second Philadelphia-London flight in early November 1998. US Airways expects to reinstate a second Philadelphia-Paris flight in Summer 1999 (US Airways temporarily suspended a second Philadelphia-Paris flight in order to add Pittsburgh-Paris service). Also in 1998, US Airways applied to the U.S. Department of Transportation (DOT) for authority to operate Philadelphia-Milan service using seven weekly frequencies recently made available pursuant to an agreement between the U.S. and Italy. US Airways participated vigorously in the DOT's Italy proceedings. However, in February 1999 the DOT selected Delta Air Lines, Inc. (Delta) over US Airways for the new Italy route. US Airways has also filed with the DOT for authority to serve London's Heathrow Airport (Heathrow) from Boston, Charlotte, Philadelphia and Pittsburgh. US Airways continues to explore additional international opportunities. US Airways' transatlantic capacity (as measured by available seat miles or ASMs) for 1998 was 142% higher than for 1995, the year before US Airways began to bolster its international operations.

     In December 1997, in support of its growing international presence, US Airways launched an improved international business class product called "Envoy Class." Envoy Class offers travelers sleeper-quality seats, personal in-arm video entertainment systems, First Class-style dining among other amenities, all at business class fares. US Airways has also announced a major expansion and improvements to its facilities at Philadelphia, including a new international terminal and a new facility for US Airways Express operations. Philadelphia International Airport is US Airways' primary international gateway. As discussed above, the Company has also entered into agreements to acquire new widebody, intercontinental-range Airbus aircraft.

     On March 11, 1999, US Airways announced that it had obtained commercially viable takeoff and landing rights at London's Gatwick Airport that will permit initiation of the long-awaited service from Charlotte. Specific service plans will be announced soon.

     US Airways anticipates moving its operations at Gatwick Airport to Heathrow when possible (the availability of operating rights at Heathrow is currently constrained by the bilateral aviation treaty between the U.S. and the United Kingdom). Talks between the U.S. and the U.K. government aimed at negotiating a new bilateral aviation treaty with the U.K. were suspended in October 1998, however, informal talks resumed in mid-February 1999. In addition, according to press reports, British Airways Plc (British Airways) and American have decided to phase in their proposed alliance over a four to five year period rather than seek government approval for all aspects of the alliance at this time. The U.K. has stated that it would favor an incremental liberalization of the aviation treaty. These changes in the British position could make it more difficult for other airlines, including US Airways, to obtain the rights and access to slots (takeoff and landing rights) necessary to operate flights to Heathrow. US Airways believes that a new aviation treaty between the two countries is a prerequisite for US Airways' obtaining the right to serve Heathrow and has proposed that the U.S. government renounce the treaty in order to permit negotiation of a new liberal agreement. US Airways continues to explore opportunities to further its growth in European markets, especially in light of the Company's recent order for new widebody aircraft.

     On December 30, 1997, the Company purchased Shuttle. Shuttle, which operates under the trade name "US Airways Shuttle," currently provides high frequency service between New York (LaGuardia) and Boston and between New York (LaGuardia) and Washington (Reagan National). Shuttle owns twelve B727-200 aircraft (see also "Liquidity and Capital Resources" below). The Company is currently revamping the US Airways Shuttle product, which will include upgrading Shuttle's fleet.

     On April 23, 1998, US Airways and American announced a marketing relationship that gives customers of both companies important new benefits, including combined access to both frequent traveler programs: US Airways' Dividend Miles and American's AAdvantage. Under the program, effective August 1, 1998, members who belong to Dividend Miles and AAdvantage are able to claim awards for travel on both airlines. In addition, US Airways Club and American's Admiral Club members now enjoy reciprocal access to each airlines' airport clubs. During August 1998, the second phase of the marketing relationship was launched: enabling Dividend Miles and AAdvantage members who belong to both programs to combine miles when claiming a travel award on either airline. The third phase of the relationship, allowing AAdvantage members to earn AAdvantage miles as well as Dividend Miles on certain US Airways Shuttle flights (through September 1999), was unveiled in early October 1998.

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

     On June 1, 1998, US Airways launched MetroJet, its competitive response to low-cost, low-fare competition, with five Boeing B737-200 aircraft and service between Baltimore/Washington International Airport and four eastern cities. MetroJet offers travelers single-class service, convenient schedules, assigned seating and low fares, in addition to the other benefits available to customers of US Airways. MetroJet's operational performance has exceeded management's expectations. MetroJet operated 22 aircraft with service to 16 cities at the end of 1998. MetroJet, which can comprise up to 25% of the US Airways system (as measured by revenue block hours), is expected to operate 54 aircraft by the end of 1999.

     In December 1997, US Airways entered into an agreement with TSG under which TSG assumed responsibility, as of January 1, 1998, for substantially all of US Airways' information technology requirements. The agreement with TSG is expected to result in substantial information system enhancements and efficiencies, particularly in the areas of reservations, passenger check-in, yield management and aircraft and crew scheduling. Under the terms of the agreement, TSG purchased US Airways' information systems and related assets. On January 1, 1998, in conjunction with US Airways' agreement with TSG, 670 US Airways information services employees took positions with TSG and TSG assumed management and operation of US Airways' data processing facilities, data and voice networks and substantially all other information technologies activities. US Airways and TSG achieved a significant milestone on December 5, 1998, when US Airways' reservation, airport customer service and aircraft tracking systems were converted to the SABRE system. US Airways is also now using the SABRE O&D yield management system. See "Results of Operations" below for additional information related to US Airways' agreement with TSG.

     As of December 31, 1998, there were twelve regional jets operating as part of US Airways Express. These aircraft add a great deal of flexibility to the US Airways system as they can operate effectively in markets generally too small for US Airways' jet service and with stage lengths too great for turboprop aircraft. Under its agreement with its pilots, because US Airways has recalled all of its furloughed pilots (approximately 280 pilots), the Company has the option to increase the number of regional jets operating as part of US Airways Express to 35. In addition, two of the Company's wholly-owned regional airlines added a total of ten deHavilland Dash 8 turboprop aircraft to their fleets in 1998. The Company has recently signed a letter of intent to purchase nine new Dash 8 aircraft in 1999 from Bombardier Aerospace, the manufacturer of these aircraft. In addition, upon completion of a definitive purchase agreement, the Company plans to extend the leases on ten Dash 8 aircraft currently operated by the Company's regional airline subsidiaries (the leases are scheduled to expire in 1999).

                          CURRENT COMPETITIVE POSITION

     The Company's foremost competitive threat continues to be the growth of low-cost, low-fare competition in its primary operating region, the Eastern U.S. Currently, approximately 84% of US Airways' departures and approximately 56% of its capacity (ASMs) are located within this region. US Airways' estimated origin/destination passenger overlap with low-cost, low-fare competition is approximately 35% of its traffic base.

     Before October 1996, the primary low-cost, low-fare competition confronted by the Company's airline subsidiaries included Southwest Airlines Co. (Southwest) and a number of smaller, start-up air carriers. Southwest has steadily increased operations within the Eastern U.S. since first offering service in this region in late 1993. In October 1996, Delta, a major air carrier that was itself experiencing pressure from low-cost, low-fare competition, launched a low-cost product called "Delta Express." Delta Express currently operates 37 aircraft predominantly in Eastern U.S. markets. In addition, recent reports indicate that United Air Lines, Inc. (United) is considering adding "Shuttle by United" service at Northern Virginia's Dulles International Airport in conjunction with a planned expansion of operations at that facility. Shuttle by United, United's low-cost product, currently operates exclusively in the Western U.S.

     Direct competition with low-cost, low-fare competitors has typically resulted in the dilution of yield realized by the Company's airline subsidiaries. US Airways' Northeast-Florida service has been particularly affected by low-cost, low-fare competition. US Airways has the highest unit operating cost (operating cost per ASM or cost per ASM) of all major domestic air carriers. US Airways' cost per ASM was 12.34 cents for 1998. By contrast, Southwest reported unit operating costs for 1998 of 7.32 cents. Although Delta reported an overall unit operating cost of 8.86 cents for calendar year 1998, its Delta Express product is purported to have a unit operating cost of approximately 7.50 cents.

     On June 1, 1998, US Airways launched MetroJet, its competitive response to the low-cost, low-fare threat. As discussed above in "New Strategic Foundation," MetroJet has grown considerably since its launch and is exceeding management's expectations operationally. The Company believes that MetroJet represents a significant improvement in the Company's competitive position, especially in markets in which the Company's airline subsidiaries face low-cost, low-fare competition.

     As mentioned above, US Airways has the highest unit operating cost of all the major domestic air carriers. US Airways believes that it has taken steps important to addressing its high cost structure and enhancing its competitive position. US Airways' new five-year contract with its pilots, which became effective January 1, 1998, and the introduction of new Airbus aircraft into its operating fleet are two of the most important. The pilot's contract includes a "parity" provision linking compensation of US Airways' pilots to the weighted average pilot cost at four of the largest domestic airlines, plus 1%. The contract also includes provisions that allowed the Company to establish its own low-cost product, MetroJet, as well as add regional jets to US Airways Express. The new Airbus aircraft that US Airways began taking delivery of in late 1998 are also expected to have a positive effect on US Airways' unit operating cost, as discussed above in "New Strategic Foundation." The Company has also completed a substantial portion of its project to revamp its information services function, a project that is also discussed above in "New Strategic Foundation." It is noteworthy that US Airways' unit operating cost for 1998 was relatively unchanged versus 1997, in spite of the costs of launching MetroJet, integrating a new aircraft type into its operating fleet and its information systems projects. However, if fuel costs are equalized between the two years, US Airways' unit operating cost for 1998 was 2.6% higher than for 1997.

     In May 1997, US Airways announced certain efficiency measures including retiring 22 aircraft from its operating fleet, including its last five F28-4000 aircraft and 17 older DC-9-30 aircraft (all of these aircraft had been retired by the end of February 1998), ending unprofitable service to nine cities and eliminating other routes that had not been profitable (completed during early September 1997) and closing a flight crew base (February 1998), two reservations centers (October 1997) and three maintenance facilities (September 1998). The Company recognized certain nonrecurring charges as a result of these actions (nonrecurring items are discussed in "Results of Operations" below). In September 1997, US Airways decided to retire its remaining DC-9-30 aircraft earlier than previously planned resulting in an additional nonrecurring charge. US Airways anticipates that deliveries of new Airbus single-aisle aircraft will mitigate the effects of DC-9-30 retirements on its financial results and capacity. As discussed in "Results of Operations" below, US Airways expects to moderately increase the size of its operations in 1999.

                           CERTAIN OWNERSHIP MATTERS

     In January 1998, the Company announced plans to purchase up to 2.3 million shares of its common stock. The program was authorized by the Company's board of directors in conjunction with US Airways' agreement to provide up to 2.3 million stock options to its pilots in 1998. In February 1998, the Company's board of directors announced certain actions aimed at increasing shareholder value, including a second common stock buy-back program, authorizing the purchase of up to $500 million of the Company's common stock. The Company announced a third common stock buy-back program in September 1998 for the purchase of up to five million shares and a fourth common stock buy-back program in November 1998 for the purchase of up to $500 million of the Company's common stock. In 1998, the Company purchased
17.9 million shares of its common stock at a cost of $1.1 billion, including completing the first three stock purchase programs and $178 million of shares under the fourth program.

     On March 12, 1998, Berkshire Hathaway, Inc. exercised its right to convert the Company's Series H Preferred Stock into 9.2 million shares of the Company's Common Stock. The Company subsequently retired its Series H Preferred Stock. The Company had previously retired its Series F Preferred Stock (May 1997), its Series T Preferred Stock (May 1997), and its Series B Preferred Stock (September 1997). With the retirement of these preferred stock issuances, the Company had retired all of its preferred stock and relieved itself of annual dividends of approximately $79 million. See Notes 7 and 8(b) to the Company's Notes to Consolidated Financial Statements for additional information.

     See "Liquidity and Capital Resources" below for additional information related to the Company's common stock purchases and preferred stock retirements. In addition, see "Results of

Operations" below for information related to certain preferred stock conversion (into common stock) transactions.

                                    INCOME TAXES

     During the fourth quarter of 1997, the Company recognized income tax benefits of $467 million. These income tax benefits, which are reflected in the line item, "Provision (Credit) for Income Taxes" on the Company's Consolidated Statements of Operations (which are included in Part II, Item 8A of this report), stem primarily from net operating losses and other tax credits generated in prior years. The Company recognized these income tax benefits for financial reporting purposes based on its expectations of future earnings levels and the fact that certain of these income tax benefits do not expire or would be realized in future periods irrespective of future earnings levels.

     Excluding the effect of the income tax benefits recognized in the fourth quarter, the Company's effective income tax rate for financial reporting purposes for 1997 was approximately 17%. As a result of recognizing the income tax benefits in 1997, the Company's effective income tax rate for financial reporting purposes for 1998 increased to approximately 40%. The Company expects its effective income tax rate for financial reporting purposes to remain at approximately 40% for 1999.

     The rate at which the Company pays cash taxes on pre-tax income was approximately 15% for 1997, 19% for 1998 and is expected to increase to at least 30% in 1999. The increase expected for 1999 is due to the Company's utilization of net operating losses and investment tax credits in 1998 and the expected utilization of its remaining alternative minimum tax credit carryforwards in 1999.

     See Note 3 to the Company's Notes to Consolidated Financial Statements for additional information related to income taxes, including the components of the Company's deferred income tax assets and liabilities.

                            EFFECTS OF THE YEAR 2000

     The Company has or is currently operating computer software applications, systems and products that support important business functions, including reservations, accounting and flight operations systems, that will not properly process dates on or after January 1, 2000 (commonly referred to as the "Year 2000" problem). In order to address this situation, the Company has implemented a plan that addresses the Company's information technology and non-information technology arenas. The Company has two teams of full-time staff in place. One team is coordinating the conversion of the Company's information technology to systems managed by TSG, including the Year 2000 (Y2K) compliance for those systems, as further described below. A second team, headed by the Company's chief information officer, is coordinating Y2K compliance efforts for non-information technology systems. This team has engaged the consulting arm of a "big five" public accounting firm to assist them with their efforts. This team is reviewing the level of the Company's Y2K compliance, and recommending such remedial measures as is necessary.

     The Company has a long-term information technology relationship with TSG pursuant to which it has been converting many of its information technology systems to those provided by TSG. TSG has reported that a majority of its primary "host" systems (including systems for reservations, flight operations and cargo) are already Y2K compliant. The balance of TSG systems to which the Company will be converting to are scheduled to be Y2K compliant no later than August 1, 1999. TSG has agreed to remediate all non-Y2K compliant systems that are covered by the Company's relationship with TSG, but that are not being converted to a TSG system. These remediation efforts are scheduled for completion by August 1, 1999.

     TSG has also informed the Company that it is in the process of communicating with TSG's own third party vendors concerning the Y2K compliance of their products and services.

     The Company operates computer software and systems that are not Y2K compliant, and that are not covered by the TSG relationship. This includes both information technology and non-information technology systems (such as fax machines, miscellaneous airport devices and aircraft avionics).

     The Company has completed an inventory of items with possible Y2K problems. The Company has prioritized these items and has implemented a program to assess, remediate and test the non-discretionary (including mission critical) systems based on this prioritization. The Company completed the assessment of all non-discretionary (including mission critical) items as of January 31, 1999. The Company plans to complete the remediation of all non-discretionary systems by August 31, 1999. The Company is also working with the U.S. Federal Aviation Administration (FAA) to ensure full compliance with any FAA Y2K requirements.

     The Company has also commenced airport and facility reviews. This entails reviewing the Y2K compliance of the systems in those locations over which the Company has little or no control, such as certain flight information displays, elevators, security and other miscellaneous airport devices. The Company completed these reviews as of December 31, 1998. The Company is also participating in Y2K review efforts being coordinated on an industry-wide basis by the Airline Transport Association and the International Air Transport Association.

     The Company has identified and prioritized its supplier base, and has commenced formal contact with these vendors to determine their Y2K status based on such prioritization, and any possible impact on the Company. Approximately 90% of these vendors have been contacted with 65% vendor responses returned. The Company will track these responses and evaluate its long-term relationship with these vendors based on the responses it receives.

     Although TSG has notified the Company that it believes that its Y2K compliance program is on schedule, there can be no assurance that the compliance program will be completed in a timely manner. The Company expects to remediate or replace all non-compliant internal mission critical non-TSG systems by August 31, 1999. The Company has comprehensive Y2K compliance monitoring and risk mitigation programs covering all of its mission critical business partners, including airports and suppliers of goods and services. Despite these efforts, there can be no assurance that the Company's own computer software and systems, those of its suppliers, the airports at which the Company operates, or the air traffic control system managed by the FAA will be made Y2K compliant in a timely manner. Any such failures could have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company is establishing contingency plans in the event that any mission critical system is not Y2K compliant by the date required. These plans will entail finding alternative vendors/suppliers who are Y2K compliant, purchasing additional products and inventories/supplies and reverting to manual systems or workarounds, prior to December 31, 1999. In the event that the Company is required to implement a contingency plan, it believes that the result may be significant delays in operations and flight cancellations. In the event that such delays and flight cancellations occur, it is possible, depending on the extent of the delays and cancellations, that there could be a material adverse impact on the Company's financial condition and results of operations.

     As of December 31, 1998, aggregate expenses incurred by the Company to become Y2K compliant, apart from expenses related to the TSG relationship, have amounted to approximately $2 million. The Company expects to spend an additional $8 million, apart from the TSG relationship, in order to become fully Y2K compliant. These amounts are also exclusive of any replacement equipment that may become necessary and have not yet been identified. With respect to the cost of TSG's Y2K compliance program, the Company cannot completely quantify the costs for Y2K compliance on its information technology systems because such costs have been incorporated into the costs of the broader conversion plan to TSG systems. However, the Company anticipates incurring $32 million in expenses for TSG services which are related solely to Y2K compliance efforts on the systems, unrelated to the broader conversion plan. The Company paid TSG $21 million for these services in 1998 and expects to pay TSG an additional $11 million in 1999 for these services. Overall, the Company believes that the cost of becoming Y2K compliant is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

                                OTHER INFORMATION

     In October 1998, US Airways launched an on-line internet reservation system called "Personal TravelWorks." The new system offers customers the ability to make their own travel arrangements for flights on US Airways, its low-cost product MetroJet, US Airways Shuttle and US Airways Express. Visitors to US Airways' internet site, www.usairways.com, and MetroJet's internet site, www.flymetrojet.com, can make travel reservations, purchase tickets, and obtain flight schedules, ticket prices and other travel information on-line.

     On September 29, 1998, the International Association of Machinists and Aerospace Workers (IAMAW) filed with the National Mediation Board (NMB) for mediation in its contract negotiations with US Airways covering approximately 7,025 mechanics and related employees. The labor agreement covering these employees was amendable on October 1, 1995. Negotiations between the parties resumed in November 1998 under the auspices of the NMB-appointed mediator.

     On June 23, 1998 the IAMAW filed with the NMB for mediation in its negotiations with US Airways for an initial contract covering approximately 6,000 fleet service employees. Following the NMB's appointment of a mediator, the IAMAW and US Airways reached a tentative agreement on August 17, 1998. The IAMAW failed to ratify the tentative agreement and the mediator reconvened the parties to resume negotiations in October 1998. On March 4, 1999, the parties reached a new tentative agreement which will be voted on by the fleet service employees in the near future.

     US Airways is also in negotiations over amendable labor agreements with the Association of Flight Attendants covering flight attendants and with the Transport Workers Union covering flight crew training instructors, flight simulator engineers and dispatch employees. US Airways is also negotiating with the Communications Workers of America with respect to an initial labor contract with US Airways covering approximately 8,900 passenger service employees. On February 23, 1999, the parties filed with the NMB for a mediator to assist in the negotiations.

     US Airways is unable to determine the timing of when any of these negotiations will be concluded and new or amended contracts established, or the final terms and conditions of new or amended contracts. See Part I,
Item 1 "Business: Employees" for additional information related to the Company's workforce, including the status of all of US Airways' labor contracts.

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

     The Company and its subsidiaries are subject to a wide range of government regulation. Besides taxes on income, property and aviation fuel, among other taxes, the Company's airline subsidiaries are subject to numerous safety, maintenance and environmental-related mandates. The Company's airline subsidiaries also collect various taxes from their customers, such as the federal excise tax on domestic air transportation (commonly referred to as the "ticket tax"), and pass through the collected amounts to the appropriate governmental agencies. Although taxes such as the ticket tax are not operating expenses to the Company, they represent an additional cost to the Company's customers. Increases in such taxes can be detrimental to demand for air transportation and decreases can have a stimulative effect on demand. In addition, especially in regards to international operations and certain high-traffic domestic airports, the Company's airline subsidiaries are subject to certain restrictions on when and where they can operate. Changes in government regulation can have a material impact on the Company's results of operations and financial condition. Besides the effect of certain additional taxes on the Company's results of operations and financial condition, the Company's financial performance can be materially affected by the ability of the Company to pass through additional costs to its customers. Additional information related to government regulation can be found in Part I, Item 1 of this report under "Business: Industry Regulation and Airport Access."

RESULTS OF OPERATIONS

     The following section pertains to activity included in the Company's Consolidated Statements of Operations and to changes in selected US Airways operating and financial statistics (which are contained in Part II, Item 8A and Part II, Item 6 of this report, respectively). Except where noted, operating statistics referred to in this section are for scheduled service only.

                              1998 COMPARED WITH 1997

     As mentioned above, the Company purchased Shuttle on December 30, 1997. Because the Company's acquisition of Shuttle was accounted for using the purchase method, only Shuttle's financial results post-acquisition are included in the Company's results of operations.

Operating Revenues-Passenger transportation revenues increased $114 million or 1.5%, including an increase of $172 million attributable to Shuttle, an increase of $34 million attributable to the Company's three wholly-owned regional airlines, partially offset by a $91 million decrease in US Airways' passenger transportation revenues. The increase in Passenger transportation revenues for the Company's three wholly-owned regional airlines is due primarily to an increase in revenue passenger miles (RPMs). The decrease for US Airways is due primarily to a decrease in both RPMs and yield. See "Selected US Airways Operating and Financial Statistics" below for additional information related to US Airways' passenger transportation revenues. Cargo and Freight revenues decreased due primarily to lower mail volume in 1998. In addition, activity during the third quarter of 1997 was favorably affected by an employee strike at United Parcel Service. Other operating revenues increased 11.8% due principally to revenues generated from sales of capacity (ASMs) on a non-owned US Airways Express air carrier (the agreement began in January 1998), an increase in frequent traveler mileage credits sold to partners in US Airways' Dividend Miles frequent traveler program and an increase in cancellation fees revenues. The increased revenues resulting from sales of capacity on the US Airways Express air carrier are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-The Company recognized certain activity including nonrecurring items in both 1998 and 1997. The table below shows where these items were recorded in the Company's Consolidated Statements of Operations (dollars in millions; brackets indicate an expense, except for the tax benefits recognized in 1997).

                                                  1998      1997
                                                  ----      ----

Operating Expenses
     Personnel costs (1)                          $  -      $(122)
     Aircraft rent (2)                               3          1
     Other rent and landing fees (3)                 -         (5)
     Depreciation and amortization (4)               -        (89)
                                                   ---        ---
                                                     3       (215)
Other Income (Expense)
     Gains on sales of interests in affiliates (5)   -        180
                                                   ---        ---
                                                     -        180
                                                   ---        ---
Net amount reflected in Income Before Taxes       $  3      $ (35)
                                                   ===        ===

Provision (Credit) for Income Taxes (6)           $  -      $(467)
                                                   ===       ====

(1)  Includes a $115 million charge recognized in the fourth quarter of
1997
     in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88). The charge relates to an early retirement program offered to 325
     US Airways pilots. This program is expected to result in significant net long-term savings in both wages and benefits expenses. The remaining
     $7 million represents severance for employees displaced as a result of certain efficiency measures the Company announced in the second quarter
     of 1997 (see "Current Competitive Position" above).
(2) Aircraft rent credits recognized in conjunction with US Airways' disposal (1998) or subleasing (1997) of nonoperating British Aerospace BAe-146-200 (BAe-146) aircraft. During 1994, US Airways accrued a substantial portion of the future rent obligations related to these aircraft (US Airways removed these aircraft from its operating fleet in
     1991).
(3) Accrual of future lease obligations at certain facilities abandoned as a result of the efficiency measures the Company announced in May 1997.
See
     also "Current Competitive Position" above.
(4) Charges stem mainly from analyses performed in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-
Lived
     Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In general, SFAS 121 requires an impairment charge to be recognized when the net undiscounted future cash flows from an asset's use (including any anticipated proceeds from disposition) are less than the asset's current book value and the asset's current book value exceeds its fair value. The impairment charge reflects writing-down the asset to fair value. The 1997 charges include an $18 million impairment charge related
     to US Airways' retirement of 17 DC-9-30 aircraft as a result of the efficiency measures the Company announced in May 1997 and a $59 million
     impairment charge resulting from US Airways' late-September 1997 decision to retire its remaining DC-9-30 aircraft over the next several
     years. US Airways suspended its DC-9-30 "hush-kit" program in conjunction with its decision to retire this fleet-type. US Airways plans to retire 16 DC-9-30 aircraft in 1999 with its last DC-9-30 aircraft expected to be retired in early 2002. The remaining components
     of this charge relate to facilities abandoned as a result of the efficiency measures the Company announced in May 1997. See also
"Current
     Competitive Position" above.
(5) Resulted from USAM Corp.'s (USAM) sale of its investment in Apollo Travel Services Partnership and a sell-down of its interest in Galileo International, Inc. (Galileo), both of which occurred in July 1997.
(6)  As discussed under Provision (Credit) for Income Taxes below, US
Airways
     recognized certain tax benefits totaling $467 million in the fourth quarter of 1997.

Excluding nonrecurring items (see above), Personnel costs increased marginally as decreases in stock-based compensation, medical and dental expenses were more than offset by the effects of including Shuttle's personnel costs in the Company's 1998 financial results and higher training-related activity in 1998. The increased training-related activity stems from US Airways' integration of new Airbus aircraft into its operating fleet (training for pilots, flight attendants and mechanics) and the implementation of several new information systems managed by TSG (training for customer service and reservations employees). Personnel costs decreases resulting from employees who took positions with TSG at the beginning of 1998 (see "New Strategic Foundation" above) were mitigated by increases in employees in other employee classifications, most notably pilots (recalls from furlough). See also Other operating expenses below. Aviation fuel expenses decreased significantly due primarily to lower average fuel prices in 1998.

Commissions expenses also decreased significantly reflecting the revised commission rate structure the Company established in September 1997. Aircraft rent expenses in 1997 were adversely affected by adjustments totaling $15 million recorded during 1997 related to US Airways' F28-4000 aircraft. In 1998, US Airways bought four previously-leased operating aircraft upon lease expiry. US Airways added six leased Airbus A319 aircraft to its operating fleet in December 1998 (see also "New Strategic Foundation" above and "Liquidity and Capital Resources" below). Aircraft maintenance decreased $27 million or 5.9% if Shuttle's maintenance expenses are excluded. US Airways' maintenance expenses for 1997 were adversely affected by the timing of when certain expenses were recorded associated with "power-by-the-hour" maintenance service agreements. In addition, expenses stemming from unserviceable (scrap) maintenance materials, primarily related to JT8D jet engines, were $24 million higher in 1997. US Airways is realizing cost savings from its power-by-the-hour maintenance arrangements. Depreciation and amortization expenses were relatively unchanged if nonrecurring items are excluded. US Airways expects amortization of costs capitalized as part of the conversion to TSG information systems to increase Depreciation and amortization expenses by approximately $22 million in 1999. Other operating expenses increased $208 million or 16.5% due primarily to expenses associated with US Airways' information services management contract with TSG (see "Effects of the Year 2000" above for related information), amounts recorded during the second quarter of 1998 related to US Airways' settlement of litigation with Boeing (as discussed above under "Other Information") and expenses associated with purchases of capacity from a non-owned US Airways Express air carrier. As a result of US Airways' information services agreement with TSG, certain expenses categorized as Personnel costs and Depreciation and amortization in 1997 have been supplanted by expenses categorized as Other operating expenses (e.g., outside services).

Other Income (Expense)-Interest income was relatively unchanged year-over-year, but decreased 27.3% for the fourth quarter of 1998 compared to the fourth quarter of 1997 due to a decrease in cash equivalents and short-term investments. The decrease can be linked to the Company's common stock purchase activity and increased purchase deposits for new flight equipment (see "Certain Ownership Matters" above and "Liquidity and Capital Resources" below, respectively). Interest expense decreased as the result of less outstanding long-term debt. In 1998, besides normal principal repayments, US Airways retired early certain debt with principal amounts totaling $434 million. The decrease in Interest capitalized reflects
US Airways' write-off of capitalized interest on equipment purchase deposits with Boeing in conjunction with the settlement of litigation between US Airways and Boeing (as discussed above under "Other Information") partially offset by capitalized interest on equipment purchase deposits for new Airbus aircraft. The decrease in Equity in earnings of affiliates results from USAM discontinuing the equity method of accounting for certain investments in July 1997. In 1998, US Airways recognized gains in the Other, net category totaling $17 million related to asset dispositions. The comparable amount for 1997 was $18 million. In addition, US Airways incurred prepayment penalties of $15 million associated with the early extinguishment of its $300 million principal amount 10% Senior Notes in July 1998.

Provision (Credit) for Income Taxes-The Company's effective income tax rate for financial reporting purposes increased to approximately 40% for 1998 from approximately 17% for 1997 as the result of the Company recognizing certain income tax benefits during the fourth quarter of 1997. See related discussion under "Income Taxes" above.

Preferred Dividend Requirement-With the retirement of the Company's
Series H Preferred Stock in March 1998, the Company no longer has preferred stock outstanding. In addition to dividends on the Series H Preferred Stock, the preferred dividend requirement of $64 million for 1997 reflects dividend requirements for the Company's Series F and Series T Preferred Stock, both of which were retired in May 1997, and its Series B Preferred Stock, which was retired in September 1997.

Earnings per Common Share-EPS calculations have been affected by: the conversion of the Series F Preferred Stock into common stock (14.5 million shares) in May 1997; the purchase of the remaining shares of Series F Preferred stock (1.0 million equivalent shares of common stock) in May 1997; the purchase of the Series T Preferred Stock (3.8 million equivalent shares of common stock) in May 1997; the conversion/redemption of the Series B Preferred Stock (in total, 10.6 million equivalent shares of common stock); the conversion of the Series H Preferred stock into common stock (9.2 million shares) in March 1998; and the purchase of 17.9 million shares of common stock (treasury stock) in 1998.

Selected US Airways Operating and Financial Statistics-A 0.8% decrease in RPMs and a 0.5% decrease in yield resulted in a 1.3% decrease in US Airways' Passenger transportation revenues year-over-year. For the fourth quarter of 1998 compared to the fourth quarter of 1997, RPMs increased 2.1%, but yield fell 4.6%. The yield decrease quarter-over-quarter is attributable to an increase in US Airways' capacity (ASMs), an increase in average stage length and increased competitive pressures-both in terms of capacity and fares in certain markets (particularly in Florida and European markets). Although MetroJet's growth positively influences US Airways' unit operating cost (cost per ASM) its growth puts downward pressure on yield.

     US Airways' unit operating cost was relatively unchanged as the effects of a 2.8% decrease in capacity were offset by a decrease in the expense basis used for the calculation (nonrecurring items, which are discussed above, are excluded from unit operating cost calculations for comparability purposes). US Airways retired six DC-9-30 aircraft from its operating fleet in 1998 and added six new A319 aircraft to its operating fleet in the fourth quarter of 1998.

     US Airways' capacity (ASMs) is expected to increase approximately 8% for 1999 compared to 1998, composed of an increase of 460% for MetroJet, an increase of 23% for transatlantic service and a decrease of 4% for US Airways' higher-cost mainline operations. This growth is distributed by quarter as follows: in the first quarter of 1999, year-over-year capacity growth will be approximately 4%; in the second quarter, approximately 6.5%; in the third quarter, approximately 10.5% and in the fourth quarter, approximately 10%. US Airways expects to take delivery of 33 new Airbus single-aisle aircraft in 1999, including 22 A319s and eleven A320s. The Company plans to retire 24 older aircraft during 1999. In addition, US Airways believes that it is a real possibility that its unit revenue (revenue per ASM) for 1999 will decline more than its unit cost (cost per ASM).

Supplemental Information-In 1998, the Company adopted the following accounting standards for financial reporting purposes: SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130); SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131); SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132); and Statement of Financial Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SFAS 130 established standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS 131 prescribes standards for defining operating segments and the reporting of certain information regarding operating segments. SFAS 132 revised disclosure requirements with respect to employer pension and benefit plans. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of these accounting standards had no effect on the Company's financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activitiesz" (SFAS 133). SFAS 133, which the Company must adopt for financial reporting purposes beginning January 1, 2000, establishes accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not believe that implementing SFAS 133 will materially impact its financial condition or results of operations. This conclusion is based on US Airways' current limited participation in contracts involving derivative financial instruments and hedging transactions.

                             1997 COMPARED WITH 1996

Operating Revenues-US Airways' Passenger transportation revenues increased $313 million (4.6%) resulting from a 6.8% increase in revenue passenger miles (RPMs) partially offset by a 2.1% decrease in yield. The main factors that contributed to the improved performance in 1997 are similar to those factors that favorably affected the Company's financial results for 1998, as discussed above. In addition, the Company estimates that severe winter weather within the Eastern U.S. and a partial shutdown of the federal government adversely affected first quarter 1996 revenues by approximately $55 million. Inclement weather (hurricanes) during the third quarter of 1996 adversely affected Passenger transportation revenues by an estimated $10 million. Cargo and freight revenues increased due primarily to volume factors. Other revenues for 1996 included $13 million from an aircraft wet lease arrangement between US Airways and British Airways. The wet lease arrangement was terminated in May 1996 (see also Other below).

Operating Expenses-As presented in a table under "1998 Compared With 1997," the Company recognized certain nonrecurring items during 1997. In addition, the Company recognized certain nonrecurring items during 1996, both related to US Airways' nonoperating BAe-146 aircraft, including a $23 million credit to Aircraft rent (reversal of previously accrued lease obligations) and a credit of $7 million to Aircraft maintenance (reversal of previously accrued lease return provisions).

     Excluding the nonrecurring items recognized in 1997 (see above) and profit sharing expenses totaling $122 million recorded during 1996, Personnel costs expenses were relatively unchanged. The profit sharing expenses recognized during 1996 were associated with US Airways' 1992 Salary Reduction Program (the Company's obligations under this plan ended with a payment to participants in early March 1997; there were no similar expenses during 1997). The Company's defined benefit pension and postretirement benefit expenses decreased due primarily to higher interest rates (discount factors) used for 1997 calculations. Medical and dental expenses were marginally higher year-over-year. Expenses associated with stock appreciation rights (SARs) were $33 million for 1997 and $42 million for 1996.

     Commissions expenses increased marginally year-over-year, but decreased 8.2% if activity for fourth quarter 1997 is compared to fourth quarter 1996 due primarily to a revised commission rate structure established during September 1997. Excluding the effects of nonrecurring items (see above), Aircraft rent expenses increased due primarily to net rent expense adjustments totaling $15 million recorded during 1997 related to certain F28-4000 aircraft. Other rent and landing fees expenses were relatively unchanged if the effects of the nonrecurring items (see above) are excluded. Aircraft maintenance expenses increased due to an increase of approximately $23 million related to unserviceable (scrap) Pratt & Whitney JT8D jet engine parts, other adjustments to spare parts totaling approximately $13 million, increases in the cost of certain JT8D jet engine parts and expenses attributable to certain timing factors associated with the "power-by-the-hour" jet engine maintenance contracts US Airways entered into during the fourth quarters of both 1997 and 1996. US Airways signed a ten-year power-by-the-hour maintenance agreement with Rolls Royce Canada Limitee during December 1997 covering jet engines originally manufactured by Rolls Royce Plc. US Airways entered into a similar ten-year agreement with the General Electric Company (GE) during the fourth quarter of 1996 for US Airways' GE-manufactured jet engines. In addition, 1996 activity included a nonrecurring expense credit (see above). Other selling expenses increased primarily related to higher credit card fees. Depreciation and amortization expenses decreased 1.5% if nonrecurring items (see above) are excluded. Other includes expenses totaling $36 million recorded during the fourth quarter of 1997 related to US Airways' new information technology management agreement with

TSG. Also, US Airways experienced increases in certain sales and traffic-related expenses during 1997. 1996 activity included expenses of $13 million associated with US Airways' wet lease arrangement with British Airways (see also Other revenues above).

Other Income (Expense)-Equity in earnings of affiliates decreased due to USAM discontinuing the equity method of accounting for certain investments after July 1997. The amount recorded in Gains on sales of interests in affiliates is related to USAM's sale of certain investments (see "1998 Compared With 1997"). Other, net activity in 1997 included $18 million related to US Airways' sale of eleven nonoperating aircraft. 1996 activity included losses totaling $9 million related to US Airways' sale of eight nonoperating aircraft and an expense item of $10 million related to US Airways' settlement of litigation involving certain travel agencies.

Provision (Credit) for Income Taxes-During the fourth quarter of 1997, the Company recognized certain income tax benefits totaling $467 million. See "1998 Compared With 1997" for additional information. The Company was subject to federal alternative minimum tax for 1997 and 1996 as well as income taxes in certain states. The Company was not subject to regular federal income tax during 1997 and 1996 as the result of using federal income tax net operating loss carryforwards.

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

     The Company adopted SFAS No. 128, "Earnings per Share" (SFAS 128) during 1997. The Company's EPS figures for 1996 have been restated to conform to the provisions of SFAS 128. The implementation of SFAS 128 did not have a material impact on the Company's EPS disclosures.

Selected US Airways Operating and Financial Statistics-A 6.8% increase in RPMs more than offset the effects on US Airways' Passenger transportation revenues of a 2.1% decrease in yield. The yield decrease is primarily attributable to competitive pressures and matters related to the ticket tax (see also "1998 Compared With 1997" above). An increase in US Airways' average passenger journey also negatively affected yield. US Airways selectively increased fares in certain markets up to 5% in both March and September 1997.

     US Airways' unit operating cost decreased slightly due primarily to a 2.3% increase in total capacity (nonrecurring items, which are discussed above, are excluded from unit operating cost calculations for comparability purposes). The capacity (ASMs) increase is primarily the result of higher aircraft utilization rates during 1997 partially offset by fewer operating aircraft in US Airways' fleet during 1997. Aircraft utilization was adversely affected by inclement weather during both the first and third quarters of 1996 (see also Passenger transportation revenues above). During fourth quarter 1997, as compared to fourth quarter 1996, however, capacity decreased 4.2% as the result of schedule changes implemented during third quarter 1997 (see also "1998 Compared With 1997" above).

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company's Cash, Cash equivalents and Short-term investments totaled $1.2 billion. The Company's ratio of current assets to current liabilities ("current ratio") was 1.0 and 1.3 as of December 31, 1998 and 1997, respectively (the Company's Consolidated Balance Sheets are contained in Part II, Item 8A of this report). The decrease is principally attributable to the Company's common stock purchase activity and purchase deposits for flight equipment, both of which are discussed below. The Company's debt to equity ratio improved to 3.4 as of December 31, 1998 from 3.6 as of December 31, 1997 (calculations exclude amounts related to redeemable preferred stock), reflecting a $358 million increase in Stockholders' Equity which resulted from the conversion of the Series H Preferred Stock into Common Stock during the first quarter of 1998 (see "Certain Ownership Matters" above), significant reductions in outstanding long-term debt (see below), partially offset by the effects of the Company's common stock purchase programs (see below).

     For 1998, the Company's operating activities provided net cash of $1.3 billion (as presented in the Company's Consolidated Statements of Cash Flows, which are contained in Part II, Item 8A of this report). For 1997 and 1996, the Company's operating activities provided net cash of $870 million and $1.0 billion, respectively. Operating cash flows during 1997 were adversely affected by profit sharing payments totaling $129 million and the effects of remitting to the federal government ticket taxes totaling $180 million collected from passengers in 1996. The profit sharing payments the Company made to employees during the first quarter of 1997 ended the Company's obligation for profit sharing under its 1992 Salary Reduction Plan (the liability had been accrued in prior years). With the reinstatement of the ticket tax during March 1997, the Company resumed ticket tax remittances to the federal government (see "Other Information" above). The ticket tax was not in effect during the periods January 1, 1996-August 26, 1996 and January 1, 1997-March 6, 1997. Approximately 0.2 million, 3.9 million and 0.6 million SARs were exercised during 1998, 1997 and 1996, respectively, resulting in cash outflows of $8 million, $55 million and $5 million during 1998, 1997 and 1996, respectively. The Company's 1992 Stock Option Plan ceased as of August 1, 1998. USAM received dividends/partnership distributions from its CRS investments of $3 million, $18 million and $49 million during 1998, 1997 and 1996, respectively, as reflected in the Other operating adjustments category in the Company's Consolidated Statements of Cash Flows (see additional information related to USAM's CRS investments below).

     US Airways contributed $53 million and $113 million to its defined benefit plans in 1998 and 1997, respectively. In addition, US Airways made a $100 million payment to a Voluntary Employee Beneficiary Association
(VEBA) trust in December 1998. The contribution to the VEBA trust is reflected as an operating use of cash in the Company's Consolidated Statements of Cash Flows. US Airways estimates that it will need to contribute $50 million to its defined benefit plans in 1999 in order to meet statutory minimum pension funding requirements. US Airways' estimates of future pension plan contributions are subject to change, including the possibility of US Airways contributing to these pension plans in excess of minimum funding requirements. US Airways' new labor contract with its pilots includes a provision for early retirement that could result in the funding of certain pilot pension plans in excess of funding minimums (see related discussion in "Results of Operations" above).

     The Company expects decreases in certain future operating cash outflows as US Airways replaces several older, diverse aircraft types with newer, more efficient aircraft, but may experience increases in certain other future operating cash outflows as the result of US Airways' growth plans, including costs associated with integrating new aircraft types into its operating fleet. As discussed under "Income Taxes" above, the Company expects the rate at which it pays cash income taxes to increase in 1999.

     For 1998, investing activities included cash outflows of $642 million related to capital expenditures and cash inflows of $301 million related to asset dispositions. Capital expenditures included $274 million for new aircraft (including purchase deposits), $52 million to purchase four aircraft upon lease expiry, with the balance related to obtaining computer equipment and software (primarily related to US Airways' information services management agreement with TSG), other ground equipment and miscellaneous assets. Asset dispositions included proceeds of $189 million from the sale-leaseback of six new Airbus aircraft, proceeds of $47 million from

US Airways' sale of substantially all of its information systems and related assets to TSG and proceeds of $38 million from US Airways' sale of 17 nonoperating aircraft. Restricted cash and investments increased $41 million due primarily to US Airways' return to using cash to collateralize letters of credit for workers' compensation policies (US Airways previously collateralized such policies with certain owned flight equipment). The net cash used for investing activities during 1998 was $103 million.

     Investing activities during 1997 included cash outflows of $280 million for capital expenditures and cash inflows of $85 million related to asset dispositions. Progress payments for new aircraft totaled $77 million for 1997. US Airways' cash outflows related to asset acquisitions include $126 million for aircraft and aircraft-related assets. US Airways purchased nine aircraft upon lease expiry during 1997, including four BAe-146 aircraft that were sold to third parties immediately following their purchase. Asset dispositions included cash inflows related to US Airways' sale of certain nonoperating aircraft. Investing activities during 1997 also included proceeds of $162 million that resulted from USAM's sale of its interest in ATS and proceeds of $62 million related to USAM's sell-down of its interest in Galileo. On December 30, 1997, the Company purchased Shuttle for $190 million. Short-term investments increased $235 million from the year-end 1996 balance due primarily to cash flows generated from operations exceeding immediate operational and other needs. The net cash used for investing activities during 1997 was $372 million.

     Investing activities during 1996 included cash outflows of $181 million for capital expenditures, including $82 million for aircraft-related assets and $99 million related to the purchase of rotables, various ground support equipment and computer equipment. Short-term investments increased $604 million during the year as the Company's operations generated significantly more cash than needed to fulfill immediate operational needs. Net cash used by investing activities during 1996 was $754 million.

     Net cash used for financing activities in 1998 was $1.6 billion. Besides scheduled principal repayments of $152 million, US Airways retired early certain long-term debt with a face amount of $434 million in 1998. On July 1, 1998, US Airways retired its 10% Senior Notes, which had a principal amount of $300 million. The transaction resulted in a cash outflow of $315 million, including prepayment penalties of $15 million. Annual interest payments associated with the debt obligations retired early totaled $38 million. US Airways also paid $75 million to retire the first series of its 1993 Pass-Through Certificates in August 1998. The retirement was according to the terms of the obligation (no prepayment penalties). In 1998, the Company purchased 17.9 million shares of Common Stock in open market transactions. The related cash outflows totaled $1.1 billion. See "Certain Ownership Matters" above for additional information. On March 12, 1998, the holders of the Company's Series H Preferred Stock exercised their right to convert those shares into shares of the Company's Common Stock. As a result of the conversion transactions, the Company issued 9.2 million shares of Common Stock and retired its Series H Preferred Stock. The Company paid dividends totaling $6 million to holders of its Series H Preferred Stock in 1998 prior to that series conversion into Common Stock. Annual dividend requirements for the Series H Preferred Stock were $33 million. The Company had previously retired its Series F and T Preferred Stock in May 1997 and its Series B Preferred Stock in September 1997.

     Net cash used for financing activities in 1997 was $355 million. The Company paid dividends totaling $181 million to holders of its outstanding preferred stock during 1997. In May 1997, the Company repurchased the Series T Preferred Stock and 1,940.636 shares of Series F Preferred Stock from British Airways for a combined $127 million. British Airways converted the remaining Series F shares into Common Stock and subsequently sold those shares to third parties. In August 1997, the Company exercised its right to redeem all 4,263,000 outstanding depositary shares representing its Series B Preferred Stock. All but approximately 6,000 depositary shares were converted into Common Stock prior to the redemption date. The related cash outflows were $0.3 million. Proceeds resulting from stock options exercises totaled $39 million for 1997.

     Net cash used by financing activities in 1996 was $209 million. In the third quarter of 1996, US Airways paid-off certain long-term debt with a principal amount of $43 million for one of the Company's regional airline subsidiaries (the affiliated company repaid US Airways during December
1996). Also in 1996, the Company paid dividends of $83 million on its outstanding Senior Preferred Stock. The Company had previously deferred dividends on all of its outstanding series of preferred stock beginning in September 1994.

     US Airways sold $263 million principal amount of Enhanced Equipment Notes (the Enhanced Notes) during the first quarter of 1996 through a private placement offering under SEC Regulation 144A. US Airways used the proceeds from the offering as part of the funds necessary to repay in full the indebtedness incurred in connection with certain B757-200 aircraft delivered to US Airways in 1995 and 1994. The transaction is reflected on the Company's Consolidated Statements of Cash Flows as proceeds from the issuance of debt of $103 million and a "noncash" issuance of debt of $160 million. The noncash component reflects proceeds that US Airways directed to reduce debt and pay underwriter's fees at the time of the offering.
US Airways used the cash proceeds it received from the offering and additional funds to make debt repayments of $106 million immediately following the offering. The Enhanced Notes are secured by nine B757-200 aircraft. US Airways filed a Form S-4 Registration Statement with the SEC during July 1996 in connection with its offer to exchange registered Enhanced Notes for the privately-placed Enhanced Notes. The exchange offer was completed in August 1996. The exchange offer did not result in cash inflows or outflows with the exception of filing fees and certain administrative costs.

     Although the Company has significantly reduced its outstanding debt and preferred stock obligations over the last several years, the Company continues to be highly leveraged. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company's agreements to acquire up to 430 new Airbus aircraft, accompanying jet engines and ancillary assets have increased the Company's financing needs, besides adding to the Company's financial obligations. Eastern U.S. operations comprise a substantial portion of the route structure of the Company's airline subsidiaries. Although a competitive strength in some regards, the regional concentration of significant operations results in the Company being susceptible to changes in certain regional conditions that may adversely affect the Company's financial condition or results of operations. The combination of a high cost structure and the regional concentration of operations has also contributed to US Airways being particularly vulnerable to low cost, low fare competition. Adverse changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from lower-cost competitors or increases in the cost of aviation fuel, could have a materially adverse effect on the Company's financial condition, results of operations and future prospects. The Company's financial condition and results of operations are also particularly susceptible to adverse changes in general economic and market conditions due to US Airways' high cost structure relative to its major competitors (see related discussion above under "Current Competitive Position").

     As of December 31, 1998, the minimum determinable payments associated with the Company's aircraft acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) are currently estimated at $1.3 billion in 1999, $2.1 billion in 2000 and $9 million in 2001. If the Company takes delivery of all of the Airbus aircraft it currently has on firm order, the aggregate payments for aircraft and related expenditures in connection with the acquisition of the aircraft could approximate $4.8 billion.

The Company estimates that non-aircraft capital expenditures for 1999 will total approximately $100 million. The Company expects to satisfy its short-term liquidity requirements through a combination of third-party financing, cash on hand and cash generated from operations. The Company expects to finance a substantial portion of the cost of new aircraft with a combination of enhanced equipment trust certificates or similar debt and/or leveraged leases. The Company has obtained committed financing for the first 17 new aircraft to be delivered in 1999 and commitments that it believes will provide financing for at least 25% of the anticipated purchase price of its remaining firm-order Airbus aircraft. However, additional financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of firm-order aircraft commitments and for other aircraft-related expenditures. Other capital expenditures, such as for training simulators, rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

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

     Historically, the Company has used certain risk management strategies to reduce its exposure to certain market uncertainties. Such strategies have included entering into financial contracts which the Company believes helps it to reduce its exposure to significant increases in the price of aviation fuel, although the Company was not party to any such contracts as of December 31, 1998. US Airways has hedged certain foreign-denominated debt to maturity. This arrangement fixes the cost of the debt in U.S. dollars. US Airways periodically reviews the financial condition of each counterparty to any such financial contracts. US Airways believes that the potential for default by the counterparty to the foreign currency contract is negligible. Although such financial contracts involve certain inherent risks and costs, US Airways believes that such arrangements can reduce its exposure to significant increases in aviation fuel prices and the value of certain foreign currencies. See Note 2(a) to the Company's Notes to Consolidated Financial Statements for additional information. See also "Results of Operations" above related to a recently issued accounting standard that will affect the Company's accounting for such financial instruments.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk, equity price risk and foreign currency exchange rate risk. The potential impact of adverse increases in the aforementioned risks and general strategies employed by the Company to manage such risks are discussed below.

                              COMMODITY PRICE RISK

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company's airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's results of operations and financial condition. For 1998, aviation fuel expenses represented 8.1% of the Company's total operating expenses (as adjusted to exclude certain nonrecurring items). Based upon the Company's 1998 fuel consumption, a one cent change in the average annual price per gallon of aircraft fuel would increase the Company's annual aviation fuel expenses by $12 million. See related information in Part I, Item 1 "Business: Aviation Fuel."

     The Company's airline subsidiaries continually adjust their aviation fuel procurement strategies in order to take advantage of the best available prices while at the same time ensuring that they have an adequate supply of aviation fuel to support operations. In addition, US Airways may participate in arrangements designed to reduce its exposure to significant increases in the price of aviation fuel. These arrangements have the net effect of increasing or decreasing US Airways' aviation fuel expense in the period in which they are settled (see Note 2(a) to the Company's Notes to Consolidated Financial Statements for additional information related to such arrangements).

                              INTEREST RATE RISK

     Exposure to interest rate risk relates primarily to the Company's cash equivalents and short-term investments portfolios and long-term debt obligations.

     Considering the Company's average balance and typically short duration of Cash equivalents and Short-term investments during 1998, an assumed 10% decrease in the average interest earned on these financial instruments would not materially impact the Company's results of operations. The Company's short-term investment portfolio is considered "available-for-sale" in accordance with the provisions of Statement of Financial Accounting
Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities"(SFAS 115).

     As of December 31, 1998, the Company had $92 million of variable-rate debt outstanding; assuming a 10% increase in average interest rates during 1999 as compared to 1998, interest expense would increase $1 million. Additional information regarding the Company's long-term debt obligations (in millions):

                          Expected Maturity Date                   12/31/98
                 -------------------------------------------         Fair
                    1999  2000  2001  2002  2003 Thereafter  Total   Value
                    ----  ----  ----  ----  ---- ----------  -----   -----

Fixed-rate debt      $60  $106  $232   $60   $179    $1,270  $1,907  $2,144
  Weighted avg.
   interest rate     8.5%  8.9%  8.5% 10.0%   8.8%     9.8%
Variable-rate debt   $ 4  $  4  $  5   $ 6   $  7    $  66   $   92  $   99
  Weighted avg.
   interest rate     9.4%  9.4%  9.4%  9.4%  9.4%      9.4%

     The Company is highly leveraged and has entered into agreements to acquire up to 430 new aircraft and accompanying jet engines. These agreements increase the Company's financing needs and will result in a significant increase in its financial obligations. The Company's efforts to reduce its exposure to interest rate risk have included the early retirement of certain long-term debt and other obligations and scheduled retirement of other debt obligations (see Notes 4, 7 and 8(b) to the Company's Notes to Consolidated Financial Statements for additional information). These efforts contributed to recent improvements to the Company's credit ratings issued by Standard & Poor's and Moody's Investors Service.

                                EQUITY PRICE RISK

     The Company holds 7,000,400 shares of common stock of Galileo International, Inc. (Galileo). This investment is considered "available-for-sale"in accordance with the provisions of SFAS 115. As of December 31, 1998, the aggregate quoted fair value of the Company's Galileo investment was $301 million, including an aggregate unrealized gain of $269 million (excluding income tax effects). The market risk associated with these equity securities is the potential loss in fair value resulting from a decrease in the market price of the common stock. Based on the value of the Company's Galileo investment as of December 31, 1998, a 10% decrease in the fair value of this investment would result in a decrease of $30 million in the value of the investment (excluding income tax effects).

                        FOREIGN CURRENCY EXCHANGE RATE RISK

     An aggregate of $31 million of future principal payments of the Company's long-term debt due 1999 through 2000 is payable in Japanese Yen, as discussed in Note 2(a) to the Company's Notes to Consolidated Financial Statements. This foreign currency exposure has been hedged to maturity by the Company's participation in foreign currency contracts.

Item 8A.  CONSOLIDATED FINANCIAL STATEMENTS FOR US AIRWAYS GROUP, INC.

                          INDEPENDENT AUDITORS' REPORTS

The Stockholders and Board of Directors
US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                     KPMG LLP

Washington, D. C.
February 24, 1999





                    (this space intentionally left blank)

US Airways Group, Inc.

Consolidated Statements of Operations
Year Ended December 31,
-------------------------------------------------------------------------
(dollars in millions, except per share amounts)

                                                 1998      1997      1996
                                                 ----      ----      ----

Operating Revenues
   Passenger transportation                    $7,826    $7,712    $7,371
   Cargo and freight                              168       181       163
   Other                                          694       621       608
                                                -----     -----     -----
     Total Operating Revenues                   8,688     8,514     8,142

Operating Expenses
   Personnel costs                              3,101     3,179     3,196
   Aviation fuel                                  623       805       825
   Commissions                                    519       595       586
   Aircraft rent                                  440       475       437
   Other rent and landing fees                    417       420       412
   Aircraft maintenance                           448       451       373
   Other selling expenses                         342       346       331
   Depreciation and amortization                  318       401       316
   Other                                        1,466     1,258     1,229
                                                -----     -----     -----
     Total Operating Expenses                   7,674     7,930     7,705
                                                -----     -----     -----
     Operating Income                           1,014       584       437

Other Income (Expense)
   Interest income                                111       108        75
   Interest expense                              (223)     (256)     (267)
   Interest capitalized                             3        13         8
   Equity in earnings of affiliates                 1        30        37
   Gains on sales of interests in affiliates        -       180         -
   Other, net                                      (4)       13       (15)
                                                -----     -----     -----
     Other Income (Expense), Net                 (112)       88      (162)
                                                -----     -----     -----
Income Before Taxes                               902       672       275
   Provision (Credit) for Income Taxes            364      (353)       12
                                                -----     -----     -----
Net Income                                        538     1,025       263
   Preferred Dividend Requirement                  (6)      (64)      (88)
                                                -----     -----     -----
Earnings Applicable to Common Stockholders     $  532    $  961    $  175
                                                =====     =====     =====

Earnings per Common Share
  Basic                                        $ 5.75    $12.32    $ 2.73
  Diluted                                      $ 5.60    $ 9.87    $ 2.35

Shares Used for Computation (000)
  Basic                                       92,413   78,054    64,021
  Diluted                                     96,211  103,180    94,834



See accompanying Notes to Consolidated Financial Statements.



US Airways Group, Inc.
Consolidated Balance Sheets
December 31,
--------------------------------------------------------------------------------
(dollars in millions, except per share amount)

                         ASSETS
                                                             1998         1997
                                                             ----         ----
Current Assets
   Cash                                                    $   29       $   18
   Cash equivalents                                           583        1,076
   Short-term investments                                     598          870
   Receivables, net                                           355          300
   Materials and supplies, net                                228          226
   Deferred income taxes                                      347          147
   Prepaid expenses and other                                 224          140
                                                            -----        -----
      Total Current Assets                                  2,364        2,777
Property and Equipment
   Flight equipment                                         5,188        5,221
   Ground property and equipment                              915          877
   Less accumulated depreciation and amortization          (2,641)      (2,528)
                                                            -----        -----
                                                            3,462        3,570
   Purchase deposits                                          198          155
                                                            -----        -----
      Total Property and Equipment, Net                     3,660        3,725
Other Assets
   Goodwill, net                                              593          616
   Other intangibles, net                                     475          371
   Investment in marketable equity securities                 301          190
   Deferred income taxes                                        -          270
   Other assets, net                                          477          423
                                                            -----        -----
      Total Other Assets                                    1,846        1,870
                                                            -----        -----
                                                           $7,870       $8,372
                                                            =====        =====
   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                    $   71       $  186
   Accounts payable                                           430          323
   Traffic balances payable and unused tickets                752          707
   Accrued aircraft rent                                      166          187
   Accrued salaries, wages and vacation                       329          311
   Other accrued expenses                                     521          492
                                                            -----        -----
      Total Current Liabilities                             2,269        2,206
Long-Term Debt, Net of Current Maturities                   1,955        2,426
Deferred Credits and Other Liabilities
   Accrued aircraft rent                                      332          322
   Deferred gains, net                                        337          332
   Postretirement benefits other than pensions, noncurrent  1,240        1,173
   Noncurrent employee benefit liabilities and other        1,144          830
                                                            -----        -----
      Total Deferred Credits and Other Liabilities	          3,053        2,657
Commitments and Contingencies
Redeemable Cumulative Convertible Preferred Stock
   Series H, no par value, 358,000 shares authorized,
      issued and outstanding as of December 31, 1997            -          358
Stockholders' Equity
   Common stock, par value $1 per share, issued
      101,177,000 shares and 91,482,000 shares,
      respectively                                            101           91
   Paid-in capital                                          2,283        1,906
   Retained earnings (deficit)                               (748)      (1,280)
   Common stock held in treasury, at cost,
      17,422,000 shares and 40,000 shares, respectively    (1,069)          (3)
   Deferred compensation                                      (99)         (80)
   Accumulated other comprehensive income, net of
      income tax effect                                       125	           91
                                                            -----        -----
      Total Stockholders' Equity                              593	          725
                                                            -----        -----
                                                           $7,870       $8,372
                                                            =====        =====

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,
------------------------------------------------------------------------
(in millions)

                                                  1998      1997    1996
                                                 -----     -----   -----
Cash and Cash equivalents at beginning of year  $1,094    $  951  $  882
                                                 -----     -----   -----
Cash flows from operating activities
 Net income                                        538     1,025     263
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities
   Depreciation and amortization                   318       401     316
   Losses (gains) on dispositions of property      (17)      (16)      1
   Gains on sales of interests in affiliates         -      (180)      -
   Amortization of deferred gains and credits      (28)      (28)    (28)
   Other                                            72        35      38
   Changes in certain assets and liabilities
    Decrease (increase) in receivables             (55)       40     (15)
    Decrease (increase) in materials and supplies,
     prepaid expenses and pension assets          (154)       38     (45)
    Decrease (increase) in deferred income taxes   193      (454)      -
    Increase (decrease) in traffic balances
     payable and unused tickets                     45       (14)    108
    Increase (decrease) in accounts payable
     and accrued expenses                          272       (36)    316
   Increase (decrease) in postretirement
    benefits other than pensions, noncurrent        67        59      78
                                                 -----     -----   -----
      Net cash provided by (used for)
       operating activities                      1,251       870   1,032

Cash flows from investing activities
 Capital expenditures                             (642)     (280)   (181)
 Proceeds from the sale-leaseback of aircraft      189         -       -
 Proceeds from dispositions of property            112        85      25
 Acquisition of Shuttle, Inc.                        -      (190)      -
 Proceeds from sales of interests in affiliates      -       224       -
 Decrease (increase) in short-term investments     275      (235)   (604)
 Decrease (increase) in restricted cash
  and investments                                  (41)       18      11
 Other                                               4         6      (5)
                                                 -----     -----   -----
      Net cash provided by (used for)
       investing activities                       (103)     (372)   (754)

Cash flows from financing activities
 Issuances of debt                                   -         -     103
 Principal payments on long-term debt             (556)      (88)   (236)
 Issuances of Common Stock                           8        39       4
 Purchases of Common Stock                      (1,081)        -       -
 Sales of treasury stock                             5         2       3
 Redemptions of preferred stock,
  including redemption premiums                      -      (127)      -
 Dividends paid on preferred stock                  (6)     (181)    (83)
                                                 -----     -----   -----
      Net cash provided by (used for)
       financing activities                     (1,630)     (355)   (209)
                                                 -----     -----   -----
Net increase (decrease)
 in Cash and Cash equivalents                     (482)      143      69
                                                 -----     -----   -----
Cash and Cash equivalents at end of year        $  612    $1,094  $  951
                                                 =====     =====   =====

Noncash investing and financing activities
 Conversions of preferred stock
  into Common Stock                             $  358    $  497  $    -
 Net unrealized gain on
  available-for-sale securities,
  net of income tax effect                      $   73    $  104  $    -
 Reductions of aircraft - related
  purchase deposits                             $   61    $    -  $    -
 Issuances of debt - refinancing
  of debt secured by aircraft                   $    -    $    -  $  160
 Reductions of debt - refinancing
  of debt secured by aircraft                   $    -    $    -  $  154
 Issuances of debt - aircraft acquisitions $ - $ - $ 29 Acquisition of Shuttle, Inc.
  Fair value of assets acquired                 $    -    $  258  $    -
  Cash paid                                     $    -    $ (190) $    -
                                                 -----     -----   -----
  Liabilities assumed                           $    -    $   68  $    -
                                                 =====     =====   =====

Supplemental Information
 Cash paid during the year for interest,
  net of amounts capitalized                    $  233    $  246  $  261
 Net cash paid during the year for income taxes $  234    $   95  $   12

See accompanying Notes to Consolidated Financial Statements.


US Airways Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Three Years Ended December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
(dollars in millions, except per share amounts)

                                                                                       Accumulated other comprehensive
                                                                                      income, net of income tax effect
                                                                                      --------------------------------
                                                                                         Unrealized     Adjustment
                        Series B                     Retained    Common      Deferred      gain on      for minimum         Compre-
                        Preferred  Common  Paid-in  earnings   Stock held    compen-   available-for     pension            hensive
                          Stock     Stock  capital  (deficit)  in treasury   sation  -sale securities*  liability*  Total   income
                        ---------  ------  -------  ---------  -----------  -------- -----------------  ----------- ------- -------
Balance as of
  December 31, 1995        $ 213   $  63   $1,363    $(2,298)   $     -       $(99)        $  -           $(78)    $  (836)

Grant of 635,000 shares
  of restricted stock and
  2,415,000 options            -       1       21          -          -        (22)           -              -           -

Acquisition of 118,000
  shares of Common Stock
  from certain employees       -       -        -          -         (3)         -            -              -          (3)

Exercise of 435,000 options    -       -        4          -          3          -            -              -           7

Reversion of 96,000 shares
  of previously-granted
  non-vested stock             -       -       (1)         -          -          1            -              -           -

Dividends declared
  (preferred stock)
  Series H -$133.74 per share  -       -        -        (48)         -          -            -              -         (48)
  Series F -$902.14 per share  -       -        -        (27)         -          -            -              -         (27)
  Series T -$799.91 per share  -       -        -         (8)         -          -            -              -          (8)

Amortization of deferred
  compensation                 -       -        -         -           -         25            -              -          25

Adjustment for minimum
  pension liability*           -       -        -         -           -          -            -             43          43   $   43

Net income                     -       -        -       263           -          -            -              -         263      263
                            ----    ----    -----    ------      ------        ---          ---            ---      ------    -----
   Total comprehensive
     income                                                                                                                  $  306
                                                                                                                              =====
Balance as of
  December 31, 1996        $ 213   $  64   $1,387   $(2,118)    $     -       $(95)       $   -           $(35)    $  (584)

Conversion of 4,257,000
  depositary shares         (213)     11      202         -           -          -            -              -           -

Conversion of 28,000
  shares of Series F
  Preferred Stock              -      14      262         -           -          -            -              -         276

Grant of 162,000 shares of
  non-vested stock             -       -        4         -           -         (4)           -              -           -

Reversion of 89,000 shares
  of previously-granted
  non-vested stock             -       -       (1)        -           -          1            -              -           -

Acquisition of 125,000
  shares of Common Stock
  from certain employees       -       -        -         -          (5)         -            -              -          (5)

Exercise of 2,119,000
  Options                      -       2       43         -           2          -            -              -          47

Dividends declared
  (preferred stock)
  Series H -$225.24 per share  -       -        -       (81)          -          -            -              -         (81)
  Series F -$1,137.00
    per share                  -       -        -       (34)          -          -            -              -         (34)
  Series T -$991.22 per share  -       -        -       (10)          -          -            -              -         (10)
  Series B -$13.49 per share   -       -        -       (56)          -          -            -              -         (56)

Redemption premiums on
  repurchases of Redeemable
  Cumulative Convertible
  Preferred Stock              -       -        -        (6)          -          -            -              -          (6)

                                                    (continued on following page)

US Airways Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Continued)
Three Years Ended December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
(dollars in millions, except per share amounts)

                                                                                       Accumulated other comprehensive
                                                                                      income, net of income tax effect
                                                                                      --------------------------------
                                                                                         Unrealized     Adjustment
                        Series B                     Retained    Common      Deferred      gain on      for minimum         Compre-
                        Preferred  Common  Paid-in  earnings   Stock held    compen-   available-for     pension            hensive
                          Stock     Stock  capital  (deficit)  in treasury   sation  -sale securities*  liability*  Total   income
                        ---------  ------  -------  ---------  -----------  -------- -----------------  ----------- ------- -------
Amortization of
  deferred compensation        -       -        -         -           -         18            -              -          18

Tax benefit from employee
  stock option exercises       -       -        9         -           -          -            -              -           9

Unrealized gain on
  available-for-sale
  securities*                  -       -        -         -           -          -          104              -         104   $  104

Adjustment for minimum
  pension liability*           -       -        -         -           -          -            -             22          22       22

Net income                     -       -        -     1,025           -          -            -              -       1,025    1,025
                            ----    ----    -----    ------      ------        ---          ---            ---      ------    -----
   Total comprehensive
     Income                                                                                                                  $1,151
                                                                                                                              =====
Balance as of
  December 31, 1997        $   -   $  91   $1,906   $(1,280)    $    (3)      $(80)        $104           $(13)    $   725

Purchase of 17,924,000
  shares of Common Stock       -       -        -         -      (1,099)         -            -              -      (1,099)

Conversion of 358,000
  shares of Series H
  Preferred Stock              -       9      349         -           -          -            -              -         358

Grant of 453,000 shares
  of non-vested stock
  and 2,300,000 stock
  options                      -       -       30         -          17        (47)           -              -           -

Reversion of 71,000
  shares of previously-
  granted non-vested stock     -       -       (2)        -           -          2            -              -           -

Acquisition of 91,000
  shares of Common Stock
  from certain employees       -       -        -         -          (4)         -            -              -          (4)

Exercise of 704,000
  stock options                -       1       (6)        -          20          -            -              -          15

Dividends paid-Series H
  Preferred Stock
  $18.50 per share             -       -        -        (6)          -          -            -              -          (6)

Amortization of deferred
  Compensation                 -       -        -         -           -         26            -              -          26

Tax benefit related to
  employee stock option
  exercises                    -       -        6         -           -          -            -              -           6

Unrealized gain on
  available-for-sale
  securities*                  -       -        -         -           -          -           73              -          73   $   73

Adjustment for minimum
  pension liability*           -       -        -         -           -          -            -            (39)        (39)     (39)

Net income                     -       -        -       538           -          -            -              -         538      538
                            ----    ----    -----    ------      ------        ---          ---            ---      ------    -----
   Total comprehensive
     Income                                                                                                                  $  572
                                                                                                                              =====
Balance as of
  December 31, 1998        $   -   $ 101  $ 2,283   $  (748)    $(1,069)      $(99)        $177           $(52)    $   593
                            ====    ====    =====    ======      ======        ===          ===            ===      ======

* Net of income tax effect

See accompanying Notes to Consolidated Financial Statements.

                          US AIRWAYS GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries US Airways, Inc. (US Airways), Shuttle, Inc. (Shuttle), Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont), PSA Airlines, Inc. (PSA), US Airways Leasing and Sales, Inc. (US Airways Leasing and Sales), US Airways Fuel Corporation (Fuel Corp.), Airways Assurance Limited (AAL) and Material Services Company, Inc. (MSC). All significant intercompany accounts and transactions have been eliminated.

     US Airways is the Company's principal operating subsidiary and accounted for approximately 90% of the Company's operating revenues in 1998 on a consolidated basis. US Airways is a major United States air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned 58 million passengers during 1998 and is currently the sixth largest domestic air carrier, as ranked by total revenue passenger miles (RPMs). US Airways operates predominantly in the Eastern U.S. with major connecting hubs at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Baltimore/Washington International Airport, Boston's Logan International Airport, New York's LaGuardia Airport (LaGuardia) and Washington's Ronald Reagan Washington National Airport (Reagan National).

     US Airways' results include the results of its wholly-owned subsidiary USAM Corp. (USAM). As of December 31, 1998, USAM owned approximately 6.7% of Galileo International, Inc. (Galileo), which provides electronic global distribution services for the travel industry, and 11% of the Galileo Japan Partnership (GJP). GJP markets the Galileo Computer Reservation System (Galileo CRS) in Japan. USAM accounts for its investment in Galileo using the cost method (see Note 1(g)). USAM accounts for its investment in GJP using the equity method because it is represented on the board of directors and therefore participates in policy making processes. Until July 1997, as discussed in Note 10, USAM held interests in the Galileo International Partnership and the Apollo Travel Services Partnership and accounted for these investments using the equity method.

     Allegheny, Piedmont and PSA (which enplaned 7 million passengers in 1998) are regional air carriers that, along with six non-owned regional airline franchisees, form "US Airways Express." US Airways Express also has a majority of its operations in the Eastern U.S.

     On December 30, 1997, the Company purchased Shuttle for $190 million. Shuttle's assets include twelve B727-200 aircraft and takeoff and landing rights at both LaGuardia and Reagan National airports. Shuttle, which operates under the trade name "US Airways Shuttle," provides high-frequency service between New York (LaGuardia) and Boston and between New York (LaGuardia) and Washington (Reagan National). For accounting purposes the acquisition was treated as a purchase and, accordingly, Shuttle's results of operations for December 31, 1997 and for subsequent periods have been included in the Company's Consolidated Statements of Operations. In addition, Shuttle's assets and liabilities were re-valued at fair value as of the acquisition date and included in the Company's Consolidated Balance Sheets as of December 31, 1997. The purchase of Shuttle resulted in goodwill, as discussed in Note 1(f).

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

     AAL was incorporated in June 1998 and is a wholly-owned subsidiary of US Airways Group. AAL is a captive insurance company that was formed to manage a portion of US Airways' airline hull and liability insurance needs. A portion of the premium paid by US Airways to AAL is commission revenues to AAL and the remaining premium is used to obtain policies from insurance underwriters.

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

     Certain 1997 and 1996 amounts have been reclassified to conform with 1998 classifications.

     (b)  OPERATING ENVIRONMENT

     Most of the operations of the Company's airline subsidiaries are in competitive markets. Competitors include other air carriers along with other methods of transportation.

     US Airways has the highest unit operating costs among the major domestic air carriers. The growth and expansion of competitors with lower cost and fare structures in its markets has put considerable pressure on US Airways to reduce its operating costs in order to maintain competitiveness. In addition, although a competitive strength in some regards, the concentration of significant operations in the Eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on the Company's results of operations and financial condition. In addition, the Company's agreements to acquire up to 430 new Airbus aircraft, accompanying jet engines and ancillary assets are expected to increase its financing needs and result in a significant increase in its financial obligations (see Note 6(a) for additional information).

     Personnel costs represent the Company's largest expense category. As of December 31, 1998, the Company's various subsidiaries employed approximately 42,625 full-time equivalent employees. Approximately 37,950 (84%) of the Company's employees are covered by collective bargaining agreements with various unions or will be covered by collective bargaining agreements for which initial negotiations are in progress. A new five-year contract between US Airways and its pilots became effective January 1, 1998. US Airways' contracts with its mechanics and related employees, flight attendants, flight crew training instructors, flight simulator engineers and dispatch employees are currently amendable; talks with respect to new contracts are ongoing. US Airways is also negotiating with representatives of its fleet service and passenger service employees with respect to initial labor contracts. The Company cannot predict the ultimate outcome of any of these negotiations or the timing of any new agreements. US Airways believes that its new contract with its pilots is helping it to address its high cost structure.

     The operations of the Company's airline subsidiaries are largely dependent on the availability of aviation fuel. The availability and price of aviation fuel is largely determined by actions generally outside of the Company's control. The Company's airline subsidiaries have a diversified aviation fuel supplier network and use certain risk management techniques (see Note 2(a)) in order to help ensure aviation fuel availability and partially protect themselves from temporary aviation fuel price fluctuations.

     (c)  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investments purchased within three months of maturity are classified as Cash equivalents. Short-term investments consist primarily of certificates of deposit and commercial paper purchased with maturities greater than three months but less than one year.

     The Company classifies securities underlying its Cash equivalents and Short-term investments as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of Stockholders' Equity within Accumulated other comprehensive income, net of income tax effect. See also Note 8(f).

     (d)  MATERIALS AND SUPPLIES, NET

     Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

     (e)  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost or, if acquired under capital lease, at the lower of the present value of minimum lease payments or fair value of the asset at the inception of the lease. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Costs of major improvements are capitalized for both owned and leased assets. Maintenance and repairs are recognized as operating expenses as incurred.

     Depreciation and amortization expense for principal asset classifications is calculated on a straight-line basis to an estimated residual value. Depreciable lives are 11-20 years for operating flight equipment (except for B727-200 aircraft which are being depreciated over 2-3 years to a residual value of $1-$2 million), 25-30 years for facilities and 3-10 years for other ground property and equipment. Improvements to leased assets are depreciated over the term of the lease of the related asset. The cost of property acquired under capital lease is amortized on a straight-line basis to Depreciation and amortization expense over the term of the lease. When property and equipment is sold or retired any gain or loss is recognized in the Other, net category of Other Income (Expense).

     The Company monitors the recoverability of the carrying value of its long-lived assets. Under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121), the Company recognizes an "impairment charge" when the net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value. The impairment charge reflects writing-down the asset to fair value. See Note 14(b) for impairment charges recognized by US Airways during 1997.

     (f)  GOODWILL AND OTHER INTANGIBLES, NET

     Goodwill, the cost in excess of fair value of identified net assets acquired, is amortized on a straight-line basis over 40 years. The $629 million goodwill resulting from the acquisitions of Pacific Southwest Airlines (Pacific Southwest) and Piedmont Aviation, Inc. (Piedmont Aviation), both in 1987, is amortized as depreciation and amortization expense. As of December 31, 1998 and 1997, accumulated amortization related to the Pacific Southwest and

Piedmont Aviation acquisitions was $176 million and $160 million, respectively. Goodwill of $4 million resulting from USAM's computer reservation system investment is being amortized as a component of Other Income (Expense), consistent with the classification of the related income from this investment. As of December 31, 1998 and 1997, USAM's related accumulated amortization was $1 million. As of December 31, 1998 and 1997, goodwill resulting from the acquisition of Shuttle was $140 million and $143 million, respectively (includes an adjustment for deferred income taxes during 1998). Shuttle's goodwill is amortized as depreciation and amortization expense. As of December 31, 1998, Shuttle's accumulated amortization was $4 million (see also Note 1(a)).

     The Company periodically evaluates whether goodwill is impaired by comparing the goodwill balances with estimated future undiscounted cash flows which, in the Company's judgment, are attributable to the goodwill. This analysis is performed separately for the goodwill which resulted from each acquisition.

     Other intangible assets consist mainly of purchased operating rights at various airports, capitalized software costs and the intangible asset associated with the underfunded amounts of certain pension plans. The cost of operating rights and capitalized software costs are amortized on a straight-line basis over the expected periods of benefit as depreciation and amortization expense. Operating rights, which are valued at purchase cost or appraised value if acquired with Pacific Southwest, Piedmont Aviation or Shuttle, are amortized over periods ranging from seven to 25 years and capitalized software costs are amortized over five years. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS 87) (see Note 8(f)). As of December 31, 1998 and 1997, accumulated amortization related to other intangible assets was $169 million and $149 million, respectively.

     Based on the most recent analyses, the Company believes that goodwill and other intangible assets were not impaired as of December 31, 1998.

     (g)  INVESTMENT IN MARKETABLE EQUITY SECURITIES

     USAM's investment in Galileo which is accounted for under the cost method, is classified as "available-for-sale" under SFAS 115 and recorded at fair value. See also Notes 2(b), 8(f) and 10.

     (h)  OTHER ASSETS, NET

     Other assets, net consist primarily of noncurrent pension assets, restricted cash and investments, unamortized debt issuance costs and a long-term receivable from British Airways Plc (British Airways). Restricted cash and investments are deposits in trust accounts to collateralize letters of credit and workers' compensation policies. The long-term receivable from British Airways resulted from the relinquishment by US Airways of three U.S. to London routes. See also Notes 2(b) and 11.

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

     In 1998, US Airways and American Airlines, Inc. (American) announced a marketing relationship that gives customers combined access to both companies' frequent traveler programs. Under the program, members who belong to US Airways' Dividend Miles and American's

AAdvantage are able to claim awards for airline travel on both airlines and to combine miles when claiming travel awards on either airline. Each airline compensates the other when relieved of an obligation to provide a travel award.

     (j)  DEFERRED GAINS, NET

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense.

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

     (l)  STOCK-BASED COMPENSATION

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) to account for awards of stock-based compensation granted to employees. See also Note 8(e).

     (m)  OTHER SELLING EXPENSES

     Other selling expenses include credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses for 1998, 1997 and 1996 were $36 million, $46 million and $51 million, respectively (such costs are expensed when incurred).

     (n)  EARNINGS PER COMMON SHARE

     Earnings per Common Share (EPS) is presented on both a basic and diluted basis in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 during 1997. The Company's EPS figures for 1996 have been restated to conform with the provisions of SFAS 128.

     Basic EPS is computed by dividing net income, after deducting preferred stock dividend requirements, by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and to the assumed conversion of any dilutive convertible preferred stock issuance. The table on the following page presents the computation of basic and diluted EPS (in millions, except per share amounts) for the years ended December 31, 1998, 1997 and 1996.







                      (this space intentionally left blank)

                                                        1998     1997    1996
                                                        ----     ----    ----
Earnings applicable to common stockholders:
Earnings applicable to common stockholders (basic)      $532     $961    $175
  Preferred dividend requirement                           6       58      48
                                                         ---    -----     ---
  Earnings applicable to common stockholders (diluted)  $538   $1,019    $223
                                                         ===    =====     ===
Common shares:
Weighted average common shares outstanding (basic)        92       78      64
Incremental shares related to outstanding stock options    2        2       1
Incremental shares related to convertible preferred
  stock issuances                                          2       23      30
                                                         ---    -----     ---
Weighted average common shares outstanding (diluted)      96      103      95
                                                         ===    =====     ===

EPS-Basic                                              $5.75   $12.32   $2.73
EPS-Diluted                                            $5.60    $9.87   $2.35

     Note: EPS amounts may not recalculate due to rounding.



2.  FINANCIAL INSTRUMENTS

     (a)  TERMS OF CERTAIN FINANCIAL INSTRUMENTS

     On January 1, 1998, as part of a comprehensive information technology services agreement with The SABRE Group, Inc. (TSG), TSG granted US Airways two tranches of stock options (TSGH Stock Options) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of The SABRE Group Holding, Inc. (TSGH Common Stock), TSG's parent company. Each tranche includes 3,000,000 stock options. Stock options in the first tranche have an exercise price of $27 and are exercisable from June 30, 1999 until December 31, 1999, but are subject to a $90 per share cap on the fair market value of the underlying common stock. Stock options in the second tranche have an exercise price of $27 and are exercisable during a ten-year period beginning January 2, 2003, but are subject to a $127 per share cap on the fair market value of the underlying common stock. Under certain circumstances, and under certain conditions, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving TSGH Common Stock.

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

     US Airways continually adjusts its aviation fuel procurement strategy in order to take advantage of the best available prices while at the same time ensuring that it has an adequate supply of aviation fuel to support its operations. In addition, US Airways may participate in arrangements designed to reduce its exposure to significant increases in the price of aviation fuel. These arrangements have the net effect of increasing or decreasing US Airways' aviation fuel expense in the period in which they are settled. While US Airways was not a participant in fuel swap contracts as of December 31, 1998, US Airways previously entered into fuel swap contracts that resulted in US Airways receiving or making payments based on the difference between a fixed price and a variable price per notional gallon for specified petroleum products. The total notional gallons under these contracts were approximately 47 million as of December 31, 1997 (US Airways entered into contracts prior to December 31, 1997 which effectively closed certain hedging arrangements covering approximately 17 million gallons). For contracts open as of December 31, 1997, US Airways paid fixed prices ranging from $0.496 to $0.600 per notional gallon and received a variable price per gallon based on market prices.

     An aggregate of $31 million of future principal payments of US Airways' long-term debt due 1999 through 2000 is payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by US Airways' participation in foreign currency contracts. Net settlements will be recorded as adjustments to Interest expense.

     (b)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the provisions of SFAS 115, the fair values for US Airways' short-term and marketable equity security investments are determined based upon quoted market prices. Restricted cash is carried at cost which approximates fair value. At December 31, 1998 and 1997, US Airways' long-term investments represent ownership interests in privately held companies which have no readily determinable market values. The Company estimated the fair values of its note receivable and long-term debt by discounting expected future cash flows using current rates offered to the Company for note receivables and debt with similar maturities. The estimated fair value of the TSGH Stock Options was calculated using the Black-Scholes stock option pricing model and is presented in the table below in accordance with Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119). These financial instruments are classified as held for "purposes other than trading" under SFAS 119 due primarily to certain restrictions, including limitations on US Airways' ability to exercise or sell these stock options. The fair values of foreign currency and fuel swap contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):


                                                                     December 31,
                                                       ------------------------------------------
                                                              1998                  1997
                                                       --------------------  --------------------
                                                       Carrying  Estimated   Carrying  Estimated
                                                        Amount   Fair Value   Amount   Fair Value
                                                       --------  ----------  --------  ----------
Short-term investments (1)                             $  598     $  598      $  870     $  870
Investment in marketable equity securities (1)            301        301         190        190
Restricted cash and long-term investments (2)             113        114          72         72
Note receivable (2)                                        27         27          30         30
TSGH Stock Options                                          -        119           -          -
Long-term debt (excludes capital lease obligations)    (1,999)    (2,244)     (2,578)    (2,862)
Redeemable preferred stock                                  -          -        (358)      (589)
Foreign currency contracts:
  In a net receivable (payable) position                    -         (1)          -         (3)
Fuel swap contracts:
  In a net receivable (payable) position                    -          -           -         (1)

(1) Classified as "available-for-sale" in accordance with SFAS 115. See also Notes 1(c) and 1(g).
(2) Carrying amount included in Other assets, net on the Company's Consolidated Balance Sheets, except for the current portion of the note receivable ($6 million) which is included in
    Receivables, net.



3.  INCOME TAXES

     The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

     During 1997, the Company determined that it was appropriate to significantly reduce the valuation allowance applicable to its deferred tax assets. The Company believed, based on prior earnings and future earnings projections, that it was more likely than not that the Company would be able to utilize tax benefits accumulated through December 31, 1997 in future periods. Accordingly, as of December 31, 1997, previous valuation allowances were substantially removed, resulting in a net deferred tax asset and an income tax credit for 1997.

     The components of the Company's provision (credit) for income taxes are as follows (in millions):

                                              1998      1997     1996
                                              ----      ----     ----
Current provision:
  Federal                                     $155     $ 101      $ 6
  State                                         16         7        3
                                               ---      ----       --
    Total current provision                    171       108        9
                                               ---      ----       --
Deferred provision:
  Federal                                      166      (406)       -
  State                                         27       (55)       3
                                               ---      ----       --
    Total deferred provision                   193      (461)       3
                                               ---      ----       --
Provision (credit) for income taxes           $364     $(353)     $12
                                               ===      ====       ==

     In 1998, the Company was subject to federal alternative minimum tax
(AMT). Approximately $494 million in federal regular net operating loss carryforwards and approximately $661 million in state net operating loss carryforwards were utilized to reduce the federal and state current tax liabilities.

     The significant components of deferred income tax provision (credit) for the years ended December 31, 1998, 1997 and 1996 are as follows (in millions):

                                              1998      1997     1996
                                              ----      ----     ----
Deferred tax provision (exclusive of the
  other components listed below)              $193     $ 181    $ 115
Decrease in the valuation allowance for
  deferred tax assets                            -      (642)    (112)
                                               ---      ----     ----
    Total                                     $193     $(461)   $   3
                                               ===      ====     ====

     A reconciliation of taxes computed at the statutory federal tax rate on earnings before income taxes to the provision (credit) for income taxes is provided below (in millions):

                                                   1998     1997     1996
                                                   ----     ----     ----
Tax provision computed at federal statutory rate   $316    $ 235    $  96
Book expenses not deductible for tax purposes        19       17       18
State income tax provision (credit), net of
  federal tax benefit                                28      (31)       5
Reduction of federal valuation allowance              -     (569)    (104)
Other                                                 1       (5)      (3)
                                                    ---     ----     ----
Provision (credit) for income taxes                $364    $(353)   $  12
                                                    ===     ====     ====

Effective tax rate                                   40%     (52)%      4%
                                                    ===     ====     ====








                      (this space intentionally left blank)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997 (in millions):

                                                        1998        1997
                                                        ----        ----
Deferred tax assets:
  Leasing transactions                                $  172      $  171
  Tax benefits purchased/sold                             19          31
  Gain on sale and leaseback transactions                130         125
  Employee benefits                                      709         683
  Net operating loss carryforwards                         8         194
  Alternative minimum tax credit carryforwards           157         158
  Investment tax credit carryforwards                      -          18
  Other deferred tax assets                              105          95
                                                       -----       -----
    Total gross deferred tax assets                    1,300       1,475
  Less valuation allowance                                (2)         (1)
                                                       -----       -----
    Net deferred tax assets                            1,298       1,474
Deferred tax liabilities:
  Depreciation and amortization                          913         941
  Other deferred tax liabilities                         106          63
                                                       -----       -----
    Total deferred tax liabilities                     1,019       1,004
                                                       -----       -----
    Net deferred tax assets                           $  279      $  470
                                                       =====       =====

    The valuation allowance for deferred tax assets increased approximately $269 thousand in 1998 and decreased approximately $642 million in 1997.

     Included in the deferred tax assets at December 31, 1998, among other items, are $482 million related to obligations of postretirement medical benefits and $157 million of alternative minimum tax credits, which do not expire. During 1998, the Company increased deferred tax assets and reduced goodwill by $2 million to adjust Shuttle's deferred tax assets acquired on December 30, 1997. There were no federal regular or alternative minimum tax net operating loss carryforwards remaining at December 31, 1998. The Company had state net operating loss carryforwards of $260 million as of December 31, 1998. In prior years, investment tax credit benefits were recorded using the "flow through" method as a reduction of the federal income tax provision. No new investment tax credits were generated during 1998, 1997 or 1996, and all prior year investment tax credits were used by December 31, 1998. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. The Company determined it has undergone such an ownership change that did not impact the utilization of federal tax attributes during 1998. Furthermore, the Company does not believe that alternative minimum tax credits available as of December 31, 1998 will be limited in future years as a result of the ownership change. The federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

     The Company believes that a significant portion of the deferred tax assets will be realized through projected taxable income and reversals of existing taxable temporary differences. The deferred tax assets and liabilities disclosed above exclude tax assets and liabilities which arise as a result of including certain transactions in the equity section of the balance sheet, net of tax. These tax attributes include a noncurrent deferred tax liability of $95 million and $56 million as of December 31, 1998 and 1997, respectively, for unrealized gains on available-for-sale investments pursuant to SFAS 115 and a noncurrent deferred tax asset of $33 million and $3 million as of December 31, 1998 and 1997, respectively, relating to the equity adjustment for the minimum pension liability for US Airways' defined benefit plans.




                   (this space intentionally left blank)

     The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards for the last three years (in millions):

                                         1998     1997     1996
                                         ----    ------    ----
Pretax book income                       $902    $  672    $275
Taxable income                           $975    $1,053    $285

     The reasons for significant differences between taxable income and pretax book income in 1997 primarily relate to employee pension and postretirement benefit costs, certain aircraft impairment charges and lease accruals, and other employee related accruals. See also Note 14.

4.  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS

     Details of long-term debt are as follows (in millions):
                                                             December 31,
                                                          -----------------
-
                                                           1998        1997
                                                           ----        ----
Senior Debt:
  10% Senior Notes due 2003                              $    -      $  300
  9 5/8% Senior Notes due 2001                              175         175
  5.7% to 11.7% Equipment Financing Agreements,
    Installments due 1999 to 2016                         1,795       2,045
  8.6% Airport Facility Revenue Bond due 2022                28          28
  7.4% Aircraft Purchase Deposit Financing*                   -          29
  Other                                                       1           1
                                                          -----       -----
                                                          1,999       2,578
Capital Lease Obligations                                    27          34
                                                          -----       -----
  Total                                                   2,026       2,612
Less Current Maturities                                     (71)       (186)
                                                          -----       -----
                                                         $1,955      $2,426
                                                          =====       =====

* See related information under Note 6(c) (regarding settlement of litigation between the Company and The Boeing Company (Boeing)).

     Maturities of long-term debt and debt under capital leases for the next five years (in millions):

                  1999               $   71
                  2000                  115
                  2001                  240
                  2002                   69
                  2003                  191
            Thereafter                1,340
                                      -----
                                     $2,026
                                      =====

     Interest rates on $92 million principal amount of long-term debt as of December 31, 1998 are subject to adjustment to reflect prime rate and other rate changes.

     Equipment financings totaling $1.8 billion were collateralized by aircraft and engines with a net book value of approximately $1.9 billion as of December 31, 1998.

     In 1998, the Company retired early certain long-term debt with a principal amount of $434 million, including US Airways' 10% Senior Notes. The retirement of the 10% Senior Notes resulted in a cash outflow of $315 million, including prepayment penalties of $15 million.

5.  EMPLOYEE PENSION AND BENEFIT PLANS

     Substantially all of the Company's employees meeting certain service and other requirements are eligible to participate in various pension, medical, life insurance, disability and survivorship and employee stock ownership plans.

     (a)  DEFINED BENEFIT AND OTHER POSTRETIREMENT BENEFIT PLANS

     The Company sponsors several qualified and nonqualified defined benefit plans and other postretirement benefit plans for certain employees. Liabilities related to pension plans covering foreign employees are calculated in accordance with generally accepted accounting principles and funded in accordance with the laws of the individual country.

     The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of September 30, 1998 and 1997, (except for subsidiaries other than US Airways which are as of December 31, 1998 and 1997), in addition to the amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 1998 and 1997, respectively (in millions):


                                                                                         Other
                                                              Defined Benefit        Postretirement
                                                             Pension Plans (1)          Benefits
                                                             -----------------       ---------------
                                                              1998        1997       1998      1997
                                                              ----        ----       ----      ----
Fair value of plan assets at the beginning of the period   $ 3,154      $2,492    $     -   $     -
  Actual return on plan assets                                 254         590          -         -
  Acquisition                                                    -          30          -         -
  Employer contributions                                        39         171         31        28
  Plan participants' contributions                               -           -          2         1
  Gross benefits paid                                         (210)       (129)       (33)      (29)
                                                            ------       -----      -----    ------
Fair value of plan assets at the end of the period           3,237       3,154          -         -
                                                            ------       -----     ------    ------

Benefit obligation at the beginning of the period            3,912       3,168      1,018       951
  Service cost                                                 144         131         37        35
  Interest cost                                                296         259         77        71
  Plan participants' contributions                               -           -          2         1
  Plan amendments                                                -          39          -         -
  Actuarial (gain) loss                                        531         295        128       (32)
  Acquisition (2)                                                -          34          -        21
  Settlements                                                    1           -          -         -
  Special termination benefits (3)                               -         115          -         -
  Gross benefits paid (4)                                     (210)       (129)       (33)      (29)
                                                            ------       -----     ------    ------
Benefit obligation at the end of the period                  4,674       3,912      1,229     1,018
                                                            ------       -----     ------    ------

Funded status of the plan                                   (1,437)       (758)    (1,229)   (1,018)
  Unrecognized actuarial (gain) loss                         1,018         476         66       (62)
  Unrecognized prior service cost                               91          97       (117)     (130)
  Unrecognized transition obligation                           (20)        (25)         -         -
  Contributions for October to December                         21           2         27         7
                                                            ------       -----     ------    ------
Net liability recognized in the Company's
  Consolidated Balance Sheets                              $  (327)     $ (208)   $(1,253)  $(1,203)
                                                            ======       =====     ======    ======
Components of the amounts recognized in the Company's Consolidated Balance Sheets:

Prepaid benefit cost                                       $   310      $  283    $     -   $     -
Accrued benefit cost                                          (637)       (491)    (1,253)   (1,203)
Adjustment for minimum pension liability                      (180)       (111)         -         -
Intangible asset                                                95          95          -         -
Accumulated other comprehensive income                          85          16          -         -
                                                            ------      ------     ------    ------
Net liability recognized in the Company's
  Consolidated Balance Sheets                            $    (327)    $  (208)   $(1,253)  $(1,203)
                                                            ======      ======     ======    ======

(1) For plans with accumulated benefit obligations in excess of plan assets the aggregate accumulated benefit obligations and plan assets were $3,640 million and $3,179 million, respectively, as of September 30, 1998, and $608 million and $457 million, respectively, as of
    September 30, 1997 (except for subsidiaries other than US Airways which are as of
    December 31, 1998 and 1997, respectively).

                    (notes to the tables are continued on the following page)

                                                57

                            (notes are continued from preceding page)

(2) The Company purchased Shuttle in 1997. See Note 1(a).
(3) Related to an early retirement plan offered to US Airways' pilots, recorded in accordance with
    Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and
    Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).
(4) Gross benefits paid in 1998 include lump sum payments for pilots made pursuant to the special termination benefits charge of $115 million in 1997. See (3) above.



     The following table presents the weighted average assumptions used to determine the actuarial present value of Pension Benefits and Other Postretirement Benefits:

                                                                 Other
                                      Defined Benefit        Postretirement
                                       Pension Plans            Benefits
                                      ----------------       ---------------
                                      1998        1997       1998      1997
                                      ----        ----       ----      ----
Discount rate                         6.8%        7.5%       6.8%      7.5%
Expected return on plan assets        9.5%        9.5%         NA        NA
Rate of compensation increase         3.3%        3.3%       4.6%      4.7%

     The assumed health care cost trend rate is 4.5% in 1999 and thereafter. The assumed health care cost trend rate has a significant effect on amounts reported for retiree health care plans. A 1% change in the health care cost trend would have the following effects on Other Postretirement Benefits as of September 30, 1998 (in millions):

                                              1% Increase      1% Decrease
                                              -----------      -----------
Effect on total service and interest costs       $ 17             $ (13)
Effect on postretirement benefit obligation      $163             $(126)

     Total periodic cost for Pension Benefits and Other Postretirement Benefits (in millions):

                                                                 Other
                                      Defined Benefit        Postretirement
                                       Pension Plans            Benefits
                                    ------------------     ----------------
                                    1998   1997   1996     1998  1997  1996
                                    ----   ----   ----     ----  ----  ----
Service cost                       $ 144  $ 131  $ 148     $ 37  $ 35  $ 44
Interest cost                        296    259    254       77    71    75
Expected return on plan assets      (279)  (237)  (218)       -     -     -
Amortization of:
  Transition asset                    (5)    (5)    (5)       -     -     -
  Prior service cost                   4      6      4      (12)  (12)  (12)
  Actuarial (gain)/loss               17     17     36       (1)   (4)    1
                                    ----   ----   ----      ---   ---   ---
Net periodic cost                    177    171    219      101    90   108
Settlements/curtailments               1      -      -        -     -     -
Special termination benefits           -    115      -        -     -     -
                                    ----   ----   ----      ---   ---   ---
Total periodic cost                $ 178  $ 286  $ 219     $101  $ 90  $108
                                    ====   ====   ====      ===   ===   ===

     The Company recorded a $1 million charge to Personnel costs for the termination of two pension plans in 1998 and a $115 million charge to Personnel costs in 1997 related to an early retirement program offered to 325 US Airways pilots. These charges were recorded in accordance with SFAS 88.

     See Note 8(f) for the amount included within other comprehensive income arising from a change in the additional minimum pension liability.

     (b)  DEFINED CONTRIBUTION PENSION PLANS

    Expenses related to these plans, excluding expenses related to the US Airways Employee Stock Ownership Plan (ESOP) and any profit sharing contributions, were approximately $40 million, $59 million and $56 million for the years 1998, 1997 and 1996, respectively. Expenses for 1998 include a $17 million credit related to a favorable legal settlement regarding employer matching contributions. See Notes 5(d) and 5(e) for information related to the Company's ESOP and profit sharing contributions.

     (c)  POSTEMPLOYMENT BENEFITS

     The Company provides certain postemployment benefits to its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

     (d)  EMPLOYEE STOCK OWNERSHIP PLAN

     In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since the Company did not pay dividends on any shares held by the Trust for the years ended December 31, 1998, 1997 and 1996, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 5(e) regarding the profit sharing component of US Airways' ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $27 million in 1998, and $11 million in each of 1997 and 1996. The interest portion of these contributions was $10 million in 1998, 1997 and 1996, respectively. Approximately 946,000 shares of US Airways Group common stock have been released or committed to be released as of December 31, 1998. US Airways recognized compensation expense related to the ESOP of $8 million in 1998, $11 million in 1997 and $4 million in 1996 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $65 million, $72 million and $84 million as of December 31, 1998, 1997 and 1996, respectively.

     See Note 1(l) with respect to the Company's accounting policies for stock-based compensation.

     (e)  PROFIT SHARING PLANS

     In exchange for temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits concessions and the freeze of the defined benefit plan for certain non-contract employees, certain US Airways employees participated in a profit sharing program and were granted stock options to purchase US Airways Group common stock (see related discussion under Note 8(e)). This profit sharing program was designed to recompense those US Airways employees whose pay was reduced in an amount equal to (i) two times salary foregone plus (ii) one time salary foregone (subject to a minimum of $1,000) for the freeze of the defined benefit pension plan for certain non-contract employees. US Airways recognized charges of $214 million related to this program, including $122 million in 1996. Cash distributions to participants of $214 million were made under this program. After a first quarter 1997 payment of $129 million, US Airways' obligations under this profit sharing program were satisfied and this program ceased.

     US Airways' ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives shares of US Airways Group common stock based on his or her compensation relative to the total compensation of all participants and the number of shares of US Airways Group common stock in the allocation pool. When US Airways Group's return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of shares of US Airways Group common stock in the allocation pool (see Note 5(d)). US Airways' ESOP-related expenses included $4 million and $7 million in 1998 and 1997, respectively, related to this profit sharing program. US Airways did not make any provision for profit sharing contributions in connection with the profit sharing component of the ESOP during 1996. Under the DCRP, US Airways makes additional contributions to participant accounts when US Airways Group achieves certain prescribed pre-tax margin levels (see Note 5(b)). US Airways' 1998, 1997 and 1996 results of operations reflect expenses of $27 million, $24 million and $5 million, respectively, for the profit sharing component of the DCRP.

6.  COMMITMENTS AND CONTINGENCIES

     (a)  COMMITMENTS TO PURCHASE FLIGHT EQUIPMENT

     On October 31, 1997, the Company entered into agreements with AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (Airbus), and CFM International, Inc. (CFMI) for the acquisition of up to 400 Airbus A320-Family aircraft and accompanying jet engines. The A320-Family aircraft are single-aisle aircraft that include the Airbus A319, A320 and A321.

     As of December 31, 1998, the Company had 122 A320-Family aircraft on firm order, 112 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. With respect to the firm-order aircraft, 33 are expected to be delivered in 1999 and 89 are expected to be delivered in the years 2000 through 2002 (43 of the aircraft scheduled for delivery in the years 2000 to 2002 time period are subject to cancellation with 18 month notice and payment of a cancellation fee). During the fourth quarter of 1998, US Airways accepted delivery of and placed into operational service six A319 aircraft acquired under these agreements. The Company anticipates that the new Airbus single-aisle aircraft will replace, at a minimum, US Airways' B737-200, DC-9-30 and MD-80 aircraft. US Airways has an agreement with GE Engine Services, Inc. for the maintenance of the engines that power these aircraft.

     In July 1998, the Company reached an agreement with Airbus for the purchase of up to 30 widebody A330-300 aircraft. The agreement includes seven firm aircraft orders, seven aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional aircraft. Of the seven firm-order A330-300 aircraft, six are scheduled for delivery in the year 2000 and one in early 2001. Orders subject to reconfirmation are for aircraft that are tentatively scheduled for delivery beginning in the fourth quarter of 2000. The Company can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first seven aircraft. In October 1998, the Company reached an agreement with Pratt & Whitney for jet engines to power these aircraft and to provide long-term maintenance for the engines. These new widebody aircraft are expected to eventually supplant US Airways' B767-200ER fleet in transatlantic markets.

     As of December 31, 1998, the minimum determinable payments associated with the Company's aircraft acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $1.3 billion in 1999, $2.1 billion in 2000 and $9 million in 2001.

     US Airways has a commitment to purchase hush-kits for certain of its B737-200 aircraft. The installation of hush-kits will allow these aircraft to meet certain statutory noise level requirements. The expected payments associated with this commitment are approximately $21 million, all of which are expected to occur in 1999.

     In February 1999, the Company signed a letter of intent to purchase nine new Dash 8 aircraft in 1999 from Bombardier Aerospace, the manufacturer of these aircraft. In addition, upon completion of a definitive purchase agreement, the Company plans to extend the leases on ten Dash 8 aircraft currently operated by the Company's regional airline subsidiaries (the leases are scheduled to expire in 1999).

     (b)  LEASES

     The Company's airline subsidiaries lease certain aircraft, engines and ground equipment, in addition to the majority of their ground facilities. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. The Company subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2018. See also Note 6(a).

     The following amounts related to capital leases are included in property and equipment (in millions):
                                       December 31,
                                      -------------
                                      1998     1997
                                      ----     ----
Flight equipment                      $ 82     $ 81
Less accumulated amortization          (60)     (55)
                                       ---      ---
                                      $ 22     $ 26
                                       ===      ===

     As of December 31, 1998, obligations under capital and noncancelable operating leases for future minimum lease payments (in millions):

                                                Capital     Operating
                                                 Leases       Leases
                                                 ------      --------
1999                                              $10        $  794
2000                                                7           763
2001                                                5           761
2002                                                5           698
2003                                                5           688
Thereafter                                          4         5,413
                                                   --         -----
  Total minimum lease payments                     36         9,117
  Less sublease rental receipts                     -           (62)
                                                              -----
  Total minimum operating lease payments                     $9,055
                                                              =====
  Less amount representing interest                (9)
                                                   --
  Present value of future minimum capital
    lease payments                                 27
  Less current obligations under capital leases    (7)
                                                   --
  Long-term obligations under  capital leases     $20
                                                   ==

     For 1998, 1997 and 1996, rental expense under operating leases was $755 million, $804 million and $787 million, respectively. Rental expense for 1998, 1997 and 1996 excludes credits of $3 million, $1 million and $23 million, respectively, related to US Airways' subleasing of British

Aerospace Bae-146-200 (Bae-146) aircraft (see Note 14). Rental expense for 1997 also excludes $5 million related to expenses recognized by US Airways in conjunction with certain efficiency measures (see Note 14(b)).

     The Company's airline subsidiaries also lease certain owned flight equipment under noncancelable operating leases that expire in the years 1999 and 2000. The future minimum rental receipts associated with these leases are $7 million in 1999 and $1 million in 2000.

     The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in millions):

                                       December 31,
                                     --------------
                                     1998      1997
                                     ----      ----
    Flight equipment                 $ 52      $ 53
    Less accumulated amortization     (37)      (32)
                                      ---       ---
                                     $ 15      $ 21
                                      ===       ===

     (c)  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of an aircraft accident in September of 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November of 1995, and is scheduled to hold a final hearing on March 23, 1999 before issuing its final accident investigation report. Wrongful death cases are pending in a consolidated multi-district litigation in U.S. District Court for the Western District of Pennsylvania and in state court in Cook County, Illinois. Although US Airways has settled over 80% of the cases and claims arising from the Pittsburgh accident, it expects that it will be at least a year before all of the settlements and/or related litigation are concluded. A trial has been set for November 1999 in the Illinois litigation. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     In September 1997, Boeing filed suit against US Airways in state court in King County, Washington seeking unspecified damages, estimated at approximately $220 million, for alleged breach of two aircraft purchase agreements concerning, respectively, eight B757-200 aircraft and 40 B737-Series aircraft. On October 31, 1997, US Airways filed an answer and counterclaims to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $35 million in equipment purchase deposits. On April 23, 1998 the parties reached a settlement terminating all obligations with respect to both purchase agreements. Pursuant to the settlement, the litigation has been dismissed with prejudice as to both Boeing's claims and US Airways' counterclaims.

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

     On July 30, 1996, the Company and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American and American's parent company, AMR Corp. The Company and US Airways claimed that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between the Company and British Airways (the Investment Agreement). The lawsuit also claims that the defendants have committed violations of U.S. antitrust laws. In response to the defendants' Motion to Dismiss, the Court sustained
US Airways' claims for breach of contract against British Airways. The Court dismissed the remaining claims against British Airways and all claims against American. On February 6, 1998, British Airways filed its answer to the complaint along with counterclaims against the Company and US Airways. British Airways' counterclaims alleged that US Airways breached various provisions of the Investment Agreement and that US Airways breached the Code Share Agreement between British Airways and US Airways by providing certain allegedly confidential information to specific third parties. In addition, British Airways seeks a declaratory judgment regarding certain payment obligations under its wet lease arrangement with US Airways. British Airways claimed damages of $16.7 million for the termination of the code share relationship and an unspecified amount of damages for its remaining claims. On January 29, 1999, the Company, US Airways and British Airways jointly filed a pretrial order with the Court, and on February 5, 1999, the Court placed the lawsuit on its trial-ready calendar. On February 5, 1999, British Airways filed a motion for summary judgment seeking dismissal of the Company's and US Airways' claims and a finding that the Company and US Airways are liable for breach of the Code Share Agreement. Subsequently, the Company and US Airways filed a memorandum of law opposing British Airways' motion. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     In May 1995, the Company, US Airways and the Retirement Income Plan for US Airways, Inc. (the Pilots Pension Plan) were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the Pilots Pension Plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' Motion to Dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement under the Employee Retirement Income Security Act. The plaintiffs have attempted to appeal the district court's dismissal before the U.S. Court of Appeals for the District of Columbia. In January of 1998, the Court of Appeals dismissed plaintiff's appeal for lack of jurisdiction because the lower court order was not final. The plaintiffs moved for an order certifying the lower court order as final. The district court granted the motion to certify and the plaintiffs appealed to the United States Court of Appeals for the District of Columbia. In February 1999, the United States Court of Appeals upheld the District Court's decision originally granted in May 1996 in US Airways' favor.

     In February of 1998 a purported class action complaint was filed by a travel agency in Puerto Rico against seven major U.S. airlines, including US Airways. The complaint alleges that the defendant airlines are undercompensating Puerto Rican travel agents in connection with the agents' sale of travel. The plaintiffs allege that the airlines are contractually obligated to pay a 10% commission and that the defendant airlines breached that contract as a result of the introduction of commission caps limiting commission payable with respect to a single trip to a stated dollar amount and reducing certain commissions to 8%. The plaintiffs have stated their damages for the class in the amount of $150 million. On December 22, 1998, after the filing of various motions by the defendants and some preliminary discussions, the plaintiffs dismissed this action without the payment of any amount by US Airways.

     The City and County of San Francisco have sued a number of San Francisco International Airport tenants for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. The City and County of San Francisco has identified US Airways as a potentially responsible party. The City and County of San Francisco and US Airways recently entered into an agreement in principle to resolve this matter and expect to finalize the agreement by April 1, 1999.

     (d)  GUARANTEES

     US Airways guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve airport and maintenance facilities. Under related lease arrangements, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the bonds. As of December 31, 1998 the principal amount of these bonds outstanding was $77 million.

     (e)  CONCENTRATION OF CREDIT RISK

     The Company invests available cash in money market securities of various banks, commercial paper of financial institutions and other companies with high credit ratings and securities backed by the United States government.

     As of December 31, 1998, most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on the Company's airline subsidiaries. These receivables are short-term, generally being settled within 17 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

     The Company does not believe it is subject to any significant concentration of credit risk.

7.  REDEEMABLE PREFERRED STOCK

     As of December 31, 1998, the Company had no outstanding redeemable preferred stock. As discussed below, the Company retired two series of redeemable preferred stock during May 1997 and a third series during March 1998.

     As of December 31, 1997, 358,000 shares of the Company's 9 1/4% Series H Senior Cumulative Convertible Preferred Stock, without par value (Series H Preferred Stock), were outstanding. The Series H Preferred Stock was issued in exchange for the Company's 9 1/4% Series A Cumulative Convertible Redeemable Preferred Stock, without par value (Series A Preferred Stock), during August 1997. The terms of Series H Preferred Stock were substantially similar to the terms of the Series A Preferred Stock. On March 12, 1998, the holders of the Company's Series H Preferred Stock exercised their right to convert those shares into shares of the Company's Common Stock. As a result of the conversion transactions, the Company issued 9.2 million shares of Common Stock and retired its Series H Preferred Stock.

     On May 21, 1997, British Airways Plc (British Airways) converted 28,059.364 shares of Series F Cumulative Convertible Senior Preferred Stock, without par value (Series F Preferred Stock) into 14.5 million shares of Common Stock, which it then sold to third parties. On May 22, 1997, US Airways Group repurchased the remaining outstanding shares of Series F Preferred Stock (1,940.636 shares) and all of the Series T-1 Cumulative Convertible Exchangeable Senior Preferred Stock, without par value (Series T-1 Preferred Stock), and the Series T-2 Cumulative Convertible Exchangeable Senior Preferred Stock, without par value (Series T-2 Preferred Stock) (the Series T-1 Preferred Stock and the Series T-2 Preferred Stock are collectively referred to herein as the Series T Preferred Stock) for $126 million (which included a premium of $5 million for the shares of Series F Preferred Stock repurchased and $1 million for the Series T Preferred Stock). British Airways' holdings stemmed from a 1993 investment agreement between the two companies which was terminated in March 1997. The Company believes that British Airways held no ownership interest in the Company after May 22, 1997.

     The Company paid dividends totaling $6 million, $81 million and $48 million to the holders of the Series H Preferred Stock (including amounts related to the former Series A Preferred Stock) during 1998, 1997 and 1996, respectively. In addition, the Company paid dividends totaling $44 million and $35 million on its Series F and Series T Preferred Stock during 1997 and 1996, respectively. Dividend payments during 1997 and 1996 for all three series included dividends deferred from prior periods and accrued dividends (interest) on deferred dividends. The Company deferred dividend payments on all its outstanding preferred stock issuances beginning with dividends payable on September 30, 1994. After a March 1997 dividend payment, the Company had paid all dividends in arrears and had resumed regular quarterly dividend payments on its outstanding redeemable preferred stock issuances. As mentioned above, the Series H Preferred Stock was converted into shares of Common Stock during March 1998 and the Series F and Series T Preferred Stock were converted into shares of Common Stock/repurchased during May 1997.

8.  STOCKHOLDERS' EQUITY

     (a)  PREFERRED STOCK AND SENIOR PREFERRED STOCK

     As of December 31, 1998, the Company had 5.0 million authorized shares of Preferred Stock, without nominal or par value, and 3.0 million authorized shares of Senior Preferred Stock, without nominal or par value, none of which were issued and outstanding. See also Note 7.

     (b)  SERIES B PREFERRED STOCK

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

     The Company paid dividends totaling $56 million to the holders of the Series B Preferred Stock during 1997 prior to its conversion/redemption. The Company did not make any dividend payments on the Series B Preferred Stock during 1996. Dividend payments during 1997 included dividends deferred from prior periods. The Company deferred dividend payments on all its outstanding preferred stock issuances beginning with dividends payable on September 30, 1994. After an April 1997 dividend payment, the Company had paid all dividends in arrears and had resumed regular quarterly dividend payments on this preferred stock issuance.

     (c)  COMMON STOCK

     As of December 31, 1998, the Company had 150.0 million authorized shares of common stock, par value $1.00 per share (Common Stock), of which
101.2 million shares were issued (including shares of Common Stock held in treasury as discussed in Note 8(d)) and 19.1 million shares were reserved for offerings under employee stock purchase, stock option, stock incentive and employee retirement plans.

     The Company has not paid dividends on its Common Stock since the second quarter of 1990. There can be no assurance when or if the Company will resume dividend payments on its Common Stock.

     The Company, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law (Delaware Law) with respect to the payment of dividends on or the repurchase or redemption of its capital stock. As of December 31, 1998, the Company does not believe that Delaware Law placed any material restrictions on the Company's ability to pay dividends or its ability to repurchase or redeem its capital stock.

     See Notes 7 and 8(b) for information related to preferred stock converted into Common Stock during 1998 and 1997.

      (d)  TREASURY STOCK

     The Company held 17.4 million shares and 40,000 shares of Common Stock in treasury as of December 31, 1998 and 1997, respectively.

     The Company announced and completed three common stock purchase plans during 1998, one authorized for 2.3 million shares to offset stock options granted to US Airways' pilots in January 1998, one authorized for $500 million of Common Stock and one authorized for 5.0 million shares. The Company purchased 14.5 million shares of stock under these three plans. In November 1998, the Company announced a fourth common stock purchase plan that authorized the purchase of up to $500 million of Common Stock. As of December 31, 1998, the Company had purchased 3.5 million shares for $178.4 million under the fourth plan.

     During 1998 and 1997, employees surrendered 91,000 shares and 125,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants. The Company has typically reissued such shares upon the exercise of stock options held by employees.

     (e)  STOCK-BASED COMPENSATION

     As of December 31, 1998, approximately 18.2 million shares of Common Stock were reserved for future grants of Common Stock or the possible exercise of stock options issued under the Company's five stock option and incentive plans. The Company accounts for stock-based compensation using the intrinsic value method as prescribed under APB 25. In accordance with APB 25, the Company recognized compensation expense (an element of Personnel costs) related to Common Stock grants of $7 million, $6 million and $12 million in 1998, 1997 and 1996, respectively, and compensation expense related to stock option grants of $12 million, $1 million and $8 million in 1998, 1997 and 1996, respectively. In addition, the Company recognized compensation expense related to stock appreciation rights
(SARs), the Company's only variable stock-based compensation instrument, of $1 million, $33 million and $42 million in 1998, 1997 and 1996, respectively. Deferred compensation related to Common Stock grants was $22 million and $7 million as of December 31, 1998 and 1997, respectively, and deferred compensation related to stock option grants was $13 million and $1 million as of December 31, 1998 and 1997. Deferred compensation is amortized as Personnel costs over the applicable vesting period. The Company granted 0.5 million, 0.2 million and 0.6 million shares of Common Stock during 1998, 1997 and 1996, respectively. The weighted average fair value per share of Common Stock granted in 1998, 1997 and 1996 was $52, $25 and $17, respectively.

     A new five-year labor contract between US Airways and its pilots became effective January 1, 1998. A provision of the labor contract established the 1998 Pilot Stock Option Plan of US Airways Group, Inc. (1998 Plan). The 1998 Plan authorizes the Company to grant in six separate series 11.5 million stock option awards to its pilots over the five-year life of the labor contract (with exercise prices established based on the fair market value of the Company's common stock over a time period preceding each grant). Options granted under the first series and second through fifth series are subject to a two-year and one-year vesting period, respectively. Options granted under the last series are not subject to any vesting period. All awards under the 1998 Plan expire ten years after grant.

      The 1997 Stock Incentive Plan of US Airways Group, Inc. (1997 Plan), which became effective during March 1997, authorizes the Company to grant Common Stock and stock option awards to non-officer key employees provided that no more than 750,000 shares of Common Stock are issued as a result of the awards. The 1996 Stock Incentive Plan of US Airways Group, Inc. (1996
Plan), which became effective during May 1996 and encompasses the Company's former 1988 Stock Incentive Plan of USAir Group, Inc., authorizes the Company to grant Common Stock and stock option awards to key employees provided that no more than 8.4 million shares of Common Stock are issued as a result of the awards. All stock option awards under the 1997 Plan and 1996 Plan expire after a period of ten years and one month from date of grant. Under both plans, the Company uses its discretion in setting the vesting rate of each award. All awards granted prior to December 31, 1998 have a vesting period of five years or less.

      Under the 1992 Stock Option Plan of US Airways Group, Inc. (1992
Plan), certain employees whose pay was reduced, generally during a 12 month period in 1992 and 1993, received stock options to purchase 50 shares of Common Stock at a price of $15 per share for each $1,000 of salary reduction. Participating employees had five years from the grant date to exercise such stock options (see Note 5(e) for related information). Effective November 1, 1996, the Company added a SAR feature to the 1992 Plan and granted SARs to stock option holders on a one-for-one basis. For each SAR, the holder was entitled to receive a cash distribution equal to the excess of the fair market value of a share of Common Stock above $15. The exercise of any SAR canceled its tandem stock option and, conversely, the exercise of any stock option canceled its tandem SAR. The SARs had the same expiration date as the tandem stock options. In August 1998, the remaining awards under the 1992 Plan expired and the plan ceased. The 1984 Stock Option and Stock Appreciation Rights Plan of US Airways Group, Inc. (1984 Plan) authorized the Company to grant stock option and SAR awards to key employees provided that no more than 600,000 shares of Common Stock were issued as a result of the awards. All awards under the 1984 Plan expire after a period of ten years and one month from date of grant. No SARs awarded under the 1984 Plan were outstanding as of December 31, 1998. The Company may no longer grant awards under the 1992 and 1984 Plans. All awards previously granted under both of these plans have vested.

      The US Airways Group, Inc. Nonemployee Director Stock Incentive Plan (Director Plan), which became effective during May 1996, authorizes the Company to grant stock option awards to each nonemployee director provided that no more than 70,000 shares of Common Stock are issued as a result of the awards. All stock option awards under the Director Plan expire after ten years from date of grant and are subject to a one-year vesting period.







                 (this space intentionally left blank)

     The following table summarizes stock option transactions pursuant to the Company's various stock option and incentive plans for the years ended December 31, 1998, 1997 and 1996:

                           1998             1997             1996
                      ---------------- ---------------- ----------------
                              Weighted         Weighted         Weighted
                              Average          Average          Average
                              Exercise         Exercise         Exercise
                      Options  Price   Options  Price   Options  Price
                      ------- -------- ------- -------- ------- --------
                       (000)            (000)            (000)
Stock Options
-------------
Outstanding at
beginning of year      4,633    $18     9,782    $17     8,426    $17
  Granted (1)          2,598    $61       951    $27        97    $17
  Granted (2)          2,300    $51         -      -     2,415    $13
  Exercised             (704)   $20    (2,119)   $19      (435)   $15
  Forfeited (3)(4)      (945)   $53    (3,795)   $16      (673)   $16
  Expired                (14)   $15      (186)   $24       (48)   $32
                       -----           ------            -----
Outstanding at
end of year            7,868    $37     4,633    $18     9,782    $17

Exercisable at
end of year            2,558            2,792            7,802

(1) Exercise price equal to the fair market value of a share of Common
Stock
    at date of grant; includes 466,250, 50,000 and 20,000 stock options that were repriced during 1998, 1997 and 1996, respectively.
(2) Exercise price was lower than the fair market value of a share of Common
    Stock at measurement date for grant.
(3) Activity during 1998, 1997 and 1996 includes cancellation of repriced stock options. See (1) above.
(4) Activity during 1998, 1997 and 1996 includes 0.1 million, 3.5 million and
    0.6 million stock options, respectively, that were forfeited as a result of their tandem SAR being exercised.

     The weighted average fair value per stock option for stock options which have an exercise price equal to the fair market value of a share of Common Stock at date of grant was $34, $18 and $12 for 1998, 1997 and 1996, respectively. The weighted average fair value per stock option for stock options which have an exercise price lower than the fair market value of a share of Common Stock at date of grant was $41 and $13 for 1998 and 1996, respectively (no such grants during 1997).

                             Stock Options              Stock Options
                              Outstanding                Exercisable
                 ----------------------------------  ---------------------
                               Weighted
                   Number       Average    Weighted               Weighted
                 of Options    Remaining   Average                 Average
    Range of     Outstanding  Contractual  Exercise    Number     Exercise
Exercise Prices  at 12/31/98     Life       Price    Exercisable    Price
---------------  -----------  -----------  --------  -----------  --------
                    (000)      (years)                 (000)
$ 4.00 to $12.00       89         5.9         $ 8         89         $ 8
$12.01 to $20.00    2,516         7.1         $14      1,901         $13
$20.01 to $40.00      936         6.4         $25        428         $24
$40.01 to $60.00    3,415         9.3         $50        139         $47
$60.01 to $76.00      912         9.6         $70          -           -

     During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. Although the Company has opted to continue to apply the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123, the Company is obligated to disclose certain information including pro forma net income and earnings per share as if SFAS 123 had been adopted by the Company to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, the Company's net income and earnings per common share would have been reduced to the pro forma numbers indicated in the table below. In order to calculate the pro forma net income information presented below, the Company used the Black-Scholes stock option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: stock volatility of 51.4%, 52.6% and 50.1%; risk-free interest rates of 5.5%, 6.6% and 6.2%;
expected stock option life of eight years, eight years and nine years; and no dividend yield.

                                          1998     1997      1996
                                          ----     ----      ----
                                    (in millions, except per share data)

Net Income               As reported      $538    $1,025     $263
                         Pro forma        $507    $1,018     $248

Earnings Applicable to   As reported      $532      $961     $175
  Common Stockholders    Pro forma        $500      $954     $159

EPS-Basic (1)            As reported     $5.75    $12.32    $2.73
                         Pro forma       $5.41    $12.23    $2.49

EPS-Diluted (1)          As reported     $5.60     $9.87    $2.35
                         Pro forma       $5.33     $9.83    $2.21

(1) The Company's EPS figures (as reported and pro forma) for 1996 have been restated to conform with SFAS 128 (see Note 1(n)).

     The pro forma net income and EPS information presented above reflects stock options granted during 1995 and in later years. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income and earnings per common share amounts above because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995 is not considered.

     (f)  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX EFFECT

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. The Company's other comprehensive income includes unrealized gains on available-for-sale securities and an adjustment for minimum pension liability, both shown net of income tax effects.

     Unrealized gains on available-for-sale securities are accounted for in accordance with SFAS 115. The Company records an adjustment to Stockholders' Equity (Deficit) to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered "available-for-sale" under SFAS 115) and their respective carrying values at each balance sheet date. In accordance with SFAS 87, the Company recorded an Adjustment for minimum pension liability as of December 31, 1998, 1997 and 1996. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan's assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholders' Equity (Deficit).

     As presented in the accompanying Consolidated Statements of Changes in Stockholders' Equity (Deficit), the Company recognized comprehensive income of $572 million for the year ended December 31, 1998, including net income of $538 million and other comprehensive income of $34 million. For the year ended December 31, 1997, the Company recognized comprehensive income of $1,151 million, including net income of $1,025 million and other comprehensive income of $126 million. For the year ended December 31, 1996, the Company recognized comprehensive income of $306 million, including net income of $263 million and other comprehensive income of $43 million.

     The components of other comprehensive income and the related income tax effects are as follows (in millions):


                                   1998                       1997                       1996
                         -------------------------  -------------------------  ------------------------
                         Before    Tax       Net    Before    Tax       Net    Before    Tax       Net
                          tax     effect    of tax   tax     effect    of tax   tax     effect    of tax
                         effect  (expense)  effect  effect  (expense)  effect  effect  (expense)  effect
                         ------  ---------  ------  ------  ---------  ------  ------  ---------  ------
Unrealized gain on
    available-for-sale
    securities:
  Unrealized gains during
    the period            $112     $(39)     $ 73    $160     $(56)     $104    $  -     $  -      $  -
  Reclassification
    adjustment for gains
    included in net income
    during the period        -        -         -       -        -         -       -        -         -
                           ---      ---       ---     ---      ---       ---     ---      ---       ---
  Net unrealized gains     112      (39)       73     160      (56)      104       -        -         -
Change in adjustment for
  minimum pension
  liability                (69)      30       (39)     19        3        22      43        -        43
                           ---      ---       ---     ---      ---       ---     ---      ---       ---
Other comprehensive
  income                  $ 43	    $ (9)     $ 34    $179     $(53)     $126    $ 43     $  -      $ 43
                           ===      ===       ===     ===      ===       ===     ===      ===       ===




9.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     The Company has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding USAM) and Shuttle. The US Airways Express segment includes the operations of the Company's three wholly-owned regional airlines and activity resulting from a marketing agreement with a non-owned US Airways Express air carrier. Both reportable operating segments are engaged in the business of transporting passengers, property and mail, but have different operating and economic characteristics. US Airways offers air transportation using exclusively jets. Its cost structure is higher than US Airways Express due to, among other things, higher labor and operating equipment costs. US Airways Express provides air transportation using primarily turboprop aircraft. Its route network is designed to feed traffic into US Airways' route system at several points, primarily at US Airways' hubs. All Other (as presented in the table on the following page) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments. See also Notes 1 (a) and 1
(b).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties. The Company evaluates segment performance based on several factors, of which the primary financial measure is income before taxes.

     Financial information for each reportable operating segment is set forth below (millions):
                                                Year ended December 31,
                                                -----------------------
                                            1998          1997          1996
                                            ----          ----          ----
Operating Revenues:
     US Airways external                  $7,956        $7,842        $7,485
     US Airways intersegment                  62            55            74
     US Airways Express external             727           616           584
     US Airways Express intersegment          26            26            35
     All Other                                 5            56            73
     Intersegment elimination                (88)          (81)         (109)
                                           -----         -----         -----
                                          $8,688        $8,514        $8,142
                                           =====         =====         =====

Depreciation and amortization:
     US Airways                           $  304        $  387        $  303
     US Airways Express                       14            14            13
     All Other                                 -             -             -
                                           -----         -----         -----
                                          $  318        $  401        $  316
                                           =====         =====         =====

Interest income:
     US Airways                           $  182        $  114        $   80
     US Airways Express                        2             2             3
     All Other                                22            25            29
     Intercompany elimination                (95)          (33)          (37)
                                           -----         -----         -----
                                          $  111        $  108        $   75
                                           =====         =====         =====

Interest expense:
     US Airways	                           $  235        $  267        $  284
     US Airways Express                        4             5             5
     All Other                                79            17            15
     Intercompany elimination                (95)          (33)          (37)
                                           -----         -----         -----
                                          $  223        $  256        $  267
                                           =====         =====         =====

Equity in earnings of affiliates:
     US Airways                           $    -        $    -        $    -
     US Airways Express                        -             -             -
     All Other (1)                             1            30            37
                                           -----         -----         -----
                                          $    1        $   30        $   37
                                           =====         =====         =====

Income (Loss) Before Taxes:
     US Airways                           $  775        $  338        $  107
     US Airways Express                      155           118            54
     All Other (1)                           (28)          216           114
                                           -----         -----         -----
                                          $  902        $  672        $  275
                                           =====         =====         =====
Assets (2):
     US Airways                           $7,164        $7,893        $7,234
     US Airways Express                      167           177           193
     All Other                               539           302           104
                                           -----         -----         -----
                                          $7,870        $8,372        $7,531
                                           =====         =====         =====

Capital Expenditures:
     US Airways                           $  624        $  271        $  176
     US Airways Express                        5             8             4
     All Other                                13             1             1
                                           -----         -----         -----
                                          $  642        $  280        $  181
                                           =====         =====         =====

(1)  See related information in Note 10.
(2)  Substantially all located in the United States.

     Information concerning operating revenues (based on RPMs and yield) in principal geographic areas is as follows (millions):

                                            1998          1997          1996
                                            ----          ----          ----

United States                             $8,143        $7,977        $7,818
Foreign                                      545           537           324
                                           -----         -----         -----
                                          $8,688        $8,514        $8,142
                                           =====         =====         =====

10.  USAM'S SALE OF CERTAIN INVESTMENTS

      As of December 31, 1996 and prior to the events described below, USAM owned 11% of the Galileo International Partnership (GIP) and approximately 21% of the Apollo Travel Services Partnership (ATS). GIP owned and operated the Galileo CRS and ATS marketed the Galileo CRS in the U.S. and Mexico.

     On July 30, 1997, Galileo completed an initial public offering (IPO) and used the proceeds, together with the proceeds of bank financing, to purchase ATS. Immediately preceding the IPO, GIP was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received common stock shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%. USAM received proceeds of $62 million and recognized a pre-tax gain of $50 million from the sell-down of its interest in Galileo and received proceeds of $162 million and recognized a pre-tax gain of $130 million in connection with the ATS sale.

     As of December 31, 1998, USAM owned approximately 6.7% of Galileo and 11% of GJP. USAM applies the provisions of SFAS 115 to account for its remaining investment in Galileo, which is classified as "available-for-sale."

     USAM received distributions from GIP and GJP of $2 million and $1 million, respectively, during 1998, and $13 million and $1 million, respectively, during 1997. USAM also received a distribution from ATS of $5 million in 1997.

11.  RELATED PARTY TRANSACTIONS

     US Airways wet leased B767-200ER aircraft, including cockpit and cabin crews, to British Airways in order to serve three routes between the U.S. and London beginning in June 1993 and ending in May 1996. During 1996, US Airways recognized other operating revenues of $13 million related to these arrangements which were offset by an equal amount of other operating expenses. US Airways also had various agreements with British Airways for ground handling at certain airports, contract training and other services. US Airways recognized other operating revenues of $2 million for the first five months of 1997 and $6 million for the year 1996 related to services US Airways performed for British Airways.

     US Airways terminated the code share and other business arrangements between the two companies effective March 29, 1997. See Note 7 for additional information related to the Company's relationship with British Airways.

     During 1998 and 1997, employees surrendered 91,000 shares and 125,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants (see also Note 8(d)).







                    (this space intentionally left blank)



12.  VALUATION AND QUALIFYING ACCOUNTS
                                                  Allowance For
                                       ----------------------------------
                                       Uncollectible          Inventory
                                         Accounts            Obsolescence
                                       -------------         ------------
                                                  (in millions)

Balance as of December 31, 1995            $ 12                  $164
     Additions charged to expense            11                    11
     Amounts charged to allowance           (11)                  (29)
                                            ---                   ---
Balance as of December 31, 1996              12                   146
     Additions charged to expense            14                    10
     Amounts charged to allowance            (9)                   (9)
     Other (1)                                1                     1
                                            ---                   ---
Balance as of December 31, 1997              18                   148
     Additions charged to expense             9                    12
     Amounts charged to allowance            (5)                  (45)
                                            ---                   ---
Balance as of December 31, 1998            $ 22                  $115
                                            ===                   ===

(1) Reserves of Shuttle, which was acquired by US Airways Group in 1997 (see Note 1(a)).

13.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                                    First      Second      Third      Fourth
                                   Quarter     Quarter     Quarter    Quarter
                                   -------     -------     -------    -------

                                    (in millions, except per share amounts)
1998
Operating Revenues                  $2,063      $2,297      $2,208     $2,121
Operating Income                    $  192      $  374      $  270     $  178
Net Income	                         $   98      $  194      $  142     $  104
Earnings Applicable to
  Common Stockholders               $   92      $  194      $  142     $  104
Earnings per Common Share
     Basic                          $ 0.98      $ 1.99      $ 1.54     $ 1.20
     Diluted                        $ 0.96      $ 1.95      $ 1.51     $ 1.18

1997
Operating Revenues                  $2,101      $2,213      $2,115     $2,085
Operating Income                    $  176      $  256      $   83     $   70
Net Income                          $  153      $  206      $  187     $  479
Earnings Applicable to
  Common Stockholders               $  132      $  182      $  176     $  471
Earnings per Common Share
     Basic                          $ 2.05      $ 2.53      $ 2.10     $ 5.16
     Diluted                        $ 1.45      $ 1.92      $ 1.82     $ 4.66

See also Note 14.

Note:	 The sum of the four quarters may not equal the totals for the year due to rounding.



14.  NONRECURRING ITEMS AND SIGNIFICANT QUARTERLY ADJUSTMENTS

     (a)  1998

     The Company's results for 1998 include one nonrecurring item recorded by US Airways during the third quarter related to the early termination of leases for two BAe-146 aircraft. US Airways reversed $3 million of previously accrued rent obligations related to these aircraft (recorded as a credit to Aircraft rent expense).

     (b)  1997

     The Company's results for 1997 include certain nonrecurring items recorded by US Airways: (i) $122 million in Personnel costs (including a fourth quarter charge of $115 million related to an early retirement program for pilots (see also Note 5(a)) and a second quarter charge of $7 million related to estimated employee severance payments due to efficiency measures US Airways announced during May 1997); (ii) a $1 million credit to Aircraft rent due to the reversal of previously accrued lease obligations upon the subleasing of an additional BAe-146 aircraft, recognized in the second quarter (see also Note 14(c) below); (iii) $5 million in Other rent and landing fees (including a third quarter charge of $2 million to write-down certain equipment to be disposed of and a second quarter charge of $3 million to write-off lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues), both related to the May 1997 efficiency measures); (iv) $89 million in Depreciation and amortization (including third quarter charges of $11 million related to the May 1997 efficiency measures to write-down certain equipment to be disposed of and a $59 million SFAS 121 impairment charge resulting from US Airways' September 1997 decision to retire its remaining DC-9-30 aircraft over the next several years, and second quarter charges of $1 million to write-off certain leasehold improvements and an $18 million SFAS 121 impairment charge to write-down certain DC-9-30 aircraft, both related to the May 1997 efficiency measures); and (v) $180 million in Gains on sales of interests in affiliates which resulted from USAM's sale of certain investments as discussed in Note 10. The Company also recognized certain tax benefits in 1997, as discussed in Note 3.

     (c)  1996

     The Company's results for 1996 include two nonrecurring items recorded by US Airways during the second quarter of 1996 related to US Airways' subleasing of eleven non-operating BAe-146 aircraft. US Airways reversed $23 million of previously accrued rent obligations related to these aircraft against Aircraft rent expense and reversed $7 million against Aircraft maintenance expense related to previously accrued lease return provisions.









                   (this space intentionally left blank)



ITEM 8B.  CONSOLIDATED FINANCIAL STATEMENTS FOR US AIRWAYS, INC.

                         INDEPENDENT AUDITORS' REPORT

The Stockholder and Board of Directors
US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity (deficit) for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                       KPMG LLP

Washington, D. C.
February 24, 1998








                    (this space intentionally left blank)



US Airways, Inc.
Consolidated Statements of Operations
Year Ended December 31,
-----------------------------------------------------------------------------
(in millions)
                                                 1998        1997        1996
                                                 ----        ----        ----
Operating Revenues
  Passenger transportation                     $7,021      $7,112      $6,799
  US Airways Express transportation revenues      711         605         145
  Cargo and freight                               164         177         159
  Other                                           660         607         601
                                                 ----       -----        ----
    Total Operating Revenues                    8,556       8,501       7,704

Operating Expenses
  Personnel costs                               2,888       3,012       3,041
  Aviation fuel                                   575         761         781
  Commissions                                     474         554         547
  Aircraft rent                                   381         416         387
  Other rent and landing fees                     381         402         394
  Aircraft maintenance                            357         387         312
  Other selling expenses                          336         346         331
  Depreciation and amortization                   290         385         301
  US Airways Express capacity purchases           550         486          93
  Other                                         1,334       1,166       1,148
                                                -----       -----       -----
    Total Operating Expenses                    7,566       7,915       7,335
                                                -----       -----       -----
    Operating Income                              990         586         369

Other Income (Expense)
  Interest income                                 182         112          76
  Interest expense                               (224)       (260)       (284)
  Interest capitalized                            (10)         12           8
  Equity in earnings of affiliates                  1          30          37
  Gains on sales of interests in affiliates         -         180           -
  Other, net                                       (3)         13         (15)
                                                 ----       -----        ----
    Other Income (Expense), Net                   (54)         87        (178)
                                                 ----       -----        ----
Income Before Taxes                               936         673         191
  Provision (Credit) for Income Taxes             377        (379)          8
                                                 ----       -----        ----
Net Income                                     $  559      $1,052      $  183
                                                 ====       =====        ====




See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Balance Sheets
December 31,
----------------------------------------------------------------------------
(dollars in millions, except per share amount)
             ASSETS                                         1998        1997
                                                            ----        ----
Current Assets
  Cash                                                  $     21    $     17
  Cash equivalents                                           583       1,075
  Short-term investments                                     598         870
  Receivables, net                                           351         296
  Receivables from related parties, net                      169         195
  Materials and supplies, net                                202         200
  Deferred income taxes                                      291         150
  Prepaid expenses and other                                 174         132
                                                            ----        ----
    Total Current Assets                                   2,389       2,935
Property and Equipment
  Flight equipment                                         4,924       4,968
  Ground property and equipment                              886         851
  Less accumulated depreciation and amortization          (2,528)     (2,429)
                                                           -----       -----
                                                           3,282       3,390
  Purchase deposits                                            -          70
                                                           -----       -----
    Total Property and Equipment, Net                      3,282       3,460
Other Assets
  Goodwill, net                                              457         473
  Other intangibles, net                                     391         283
  Investment in marketable equity securities                 301         190
  Receivable from parent company                             306         210
  Deferred income taxes                                        -         221
  Other assets, net                                          572         493
                                                           -----        ----
    Total Other Assets                                     2,027       1,870
                                                           -----       -----
                                                          $7,698      $8,265
                                                           =====       =====

    LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt                   $    71     $   186
  Accounts payable                                           379         297
  Traffic balances payable and unused tickets                757         702
  Accrued aircraft rent                                      155         177
  Accrued salaries, wages and vacation                       323         306
  Other accrued expenses                                     470         463
                                                           -----       -----
    Total Current Liabilities                              2,155       2,131
Long-term Debt, Net of Current Maturities                  1,954       2,425
Deferred Credits and Other Liabilities
  Accrued aircraft rent                                      330         319
  Deferred gains, net                                        335         330
  Postretirement benefits other than pensions, noncurrent  1,217       1,152
  Noncurrent employee benefit liabilities and other        1,105         806
                                                           -----       -----
    Total Deferred Credits and Other Liabilities           2,987       2,607

Commitments and Contingencies

Stockholder's Equity
  Common stock, par value $1 per share, authorized
    1,000 shares, issued and outstanding 1,000 shares         -            -
  Paid-in capital                                         2,431        2,425
  Retained earnings (deficit)                              (855)      (1,414)
  Receivable from parent company                         (1,099)           -
  Accumulated other comprehensive income,
    net of income tax effect                                125           91
                                                          -----        -----
    Total Stockholder's Equity                              602        1,102
                                                          -----        -----
                                                         $7,698       $8,265
                                                          =====        =====

See accompanying Notes to Consolidated Financial Statements.





US Airways, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,
------------------------------------------------------------------------------
(in millions)
                                                      1998      1997   1996
                                                      ----      ----   ----
Cash and Cash equivalents at beginning of year       $1,092   $  950  $ 880
                                                      -----    -----   ----
Cash flows from operating activities
  Net income                                            559    1,052    183
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities
     Depreciation and amortization                      290      385    301
     Losses (gains) on dispositions of property         (17)     (15)     2
     Gains on sales of interests in affiliates            -     (180)     -
     Amortization of deferred gains and credits         (26)     (26)   (26)
     Other                                               19       26     22
     Changes in certain assets and liabilities
       Decrease (increase) in receivables               (31)     (80)   (13)
       Decrease (increase) in materials
        and supplies, prepaid expenses
        and pension assets                             (108)      29    (32)
       Decrease (increase) in deferred income taxes     184     (422)     -
       Increase (decrease) in traffic
        balances payable and unused tickets              55      (14)    78
       Increase (decrease) in accounts payable
        and accrued expenses                            243     (219)	   319
       Increase (decrease) in postretirement
        benefits other than pensions, noncurrent         66       58     76
                                                      -----    -----   ----
          Net cash provided by (used for)
           operating activities                       1,234      594    910
Cash flows from investing activities
  Capital expenditures                                 (489)    (194)  (176)
  Transfer of aircraft purchase deposits
   to parent company                                      -        7      -
  Proceeds from the sale-leaseback of aircraft          189        -      -
  Proceeds from dispositions of property                112       82     22
  Proceeds from sales of interests in affiliates          -      224      -
  Decrease (increase) in short-term investments         275     (235)  (604)
  Decrease (increase) in restricted cash
   and investments                                      (41)      18     11
  Funding of parent company's common stock purchases (1,081)       -      -
  Funding of parent company's purchase
   of Shuttle, Inc.                                       -     (210)     -
  Funding of parent company's aircraft
   purchase deposits                                   (135)     (84)     -
  Payment of debt for affiliated company                  -        -    (43)
  Collection on note receivable from
   affiliated company                                     -        -     43
  Other                                                   4       28     (6)
                                                      -----    -----   ----
          Net cash provided by (used for)
           investing activities                      (1,166)    (364)  (753)
Cash flows from financing activities
  Issuances of debt                                       -        -    103
  Principal payments on long-term debt                 (556)     (88)  (190)
                                                      -----    -----   ----
          Net cash provided by (used for)
           financing activities                        (556)     (88)   (87)
                                                      -----    -----   ----
Net increase (decrease) in Cash and Cash equivalents   (488)     142     70
                                                      -----    -----   ----
Cash and Cash equivalents at end of year             $  604   $1,092  $ 950
                                                      =====    =====   ====

Noncash investing and financing activities
  Net unrealized gain on available-for-sale
   securities,  net of income tax effect             $   73   $  104  $   -
  Reduction of aircraft-related purchase deposits    $   61   $    -  $   -
  Reduction of parent company receivable-
   assignment of aircraft purchase
   rights by parent company                          $   22   $    -  $   -
  Issuances of debt - refinancing of debt
   secured by aircraft                               $    -   $    -  $ 160
  Reductions of debt - refinancing of debt
   secured by aircraft                               $    -   $    -  $ 154
  Reduction of parent company debt -
   aircraft acquisitions                             $    -   $    -  $  69
  Issuances of debt - aircraft acquisitions          $    -   $    -  $  29

Supplemental Information
  Cash paid during the year for interest,
   net of amount capitalized                         $  233   $  246  $ 258
  Net cash paid during the year for income taxes     $  228   $   95  $  11

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Statements of Changes in Stockholder's Equity (Deficit)
Three Years Ended December 31, 1998
-------------------------------------------------------------------------------------------------------------------------
(in millions)
                                                                        Accumulated other comprehensive
                                                                        income, net of income tax effect
                                                                       -----------------------------------
                                                                       Unrealized    Adjustment
                                                            Receivable  gain on         for
                                                  Retained     from    available-     minimum
                                 Common  Paid-in  earnings    parent    for-sale      pension               Comprehensive
                                  stock  capital  (deficit)   company  securities *  liability *   Total       income
                                  -----  -------  ---------   -------  ------------  ----------    ------   --------------
Balance as of December 31, 1995   $  -    $2,416  $(2,649)    $     -     $  -         $(78)      $  (311)
Adjustment for minimum pension
  liability *                        -         -        -           -        -           43            43      $   43
Net income                           -         -      183           -        -            -           183         183
                                   ---     -----   ------      ------      ---          ---        ------       -----
    Total comprehensive income                                                                                 $  226
                                                                                                                =====
Balance as of December 31, 1996      -     2,416   (2,466)          -        -          (35)          (85)

Unrealized gain on available-
  for-sale securities *              -         -        -           -      104            -           104      $  104
Adjustment for minimum pension
  liability *                        -         -        -           -        -           22            22          22
Tax benefit from employee
  stock option exercises             -         9        -           -        -            -             9           -
Net income                           -         -    1,052           -        -            -         1,052       1,052
                                   ---     -----   ------      ------      ---          ---        ------       -----
    Total comprehensive income                                                                                 $1,178
                                                                                                                =====
Balance as of December 31, 1997      -     2,425   (1,414)          -      104          (13)        1,102

Unrealized gain on available-
  for-sale securities *              -         -        -           -       73            -            73      $   73
Adjustment for minimum pension
  liability *                        -         -        -           -        -          (39)          (39)        (39)
Tax benefit from employee
  stock option exercises             -         6        -           -        -            -             6           -
Funding of parent company's
  common stock purchases             -         -        -      (1,099)       -            -        (1,099)          -
Net income                           -         -      559           -        -            -           559         559
                                   ---     -----   ------      ------      ---          ---        ------       -----
    Total comprehensive income                                                                                 $  593
Balance as of December 31, 1998   $  -    $2,431  $  (855)    $(1,099)    $177         $(52)      $   602       =====
                                   ===     =====   ======      ======      ===          ===        ======

* Net of income tax effect


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

     US Airways is a major United States air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways operates predominantly in the Eastern U.S. with major connecting hubs at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Baltimore/Washington International Airport, Boston's Logan International Airport, New York's LaGuardia Airport and Washington's Ronald Reagan Washington National Airport. US Airways enplaned 58 million passengers during 1998 and is currently the sixth largest domestic air carrier, as ranked by total revenue passenger miles (RPMs).

     As of December 31, 1998, USAM owned approximately 6.7% of Galileo International, Inc. (Galileo), which provides electronic global distribution services for the travel industry and 11% of the Galileo Japan Partnership (GJP). GJP markets the Galileo Computer Reservation System (Galileo CRS) in Japan. USAM accounts for its investment in Galileo using the cost method (see Note 1(g)). USAM accounts for its investment in GJP using the equity method because it is represented on the board of directors and therefore participates in policy making processes. Until July 1997, as discussed in Note 9, USAM held interests in the Galileo International Partnership and the Apollo Travel Services Partnership and accounted for these investments using the equity method.

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

     Certain 1997 and 1996 amounts have been reclassified to conform with 1998 classifications.

     (b)  OPERATING ENVIRONMENT

     Most of US Airways' operations are in competitive markets. Competitors include other air carriers along with other methods of transportation.

     US Airways has the highest unit operating costs among the major domestic air carriers. The growth and expansion of competitors with lower cost and fare structures in its markets has put considerable pressure on US Airways to reduce its operating costs in order to maintain competitiveness. In addition, although a competitive strength in some regards, the concentration of significant operations in the Eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on its results of operations and financial condition. In addition, US Airways' parent company has agreements to acquire up to 430 new Airbus aircraft, accompanying jet engines and ancillary assets. These agreements are expected to increase US Airways' financing needs and result in a significant increase in its financial obligations (see Note 6(a) for additional information).

     Personnel costs represent US Airways' largest expense category. As of December 31, 1998, US Airways employed approximately 38,200 full-time equivalent employees. Approximately 35,175 (87%) of US Airways' employees are covered by collective bargaining agreements with various unions or will be covered by collective bargaining agreements for which initial negotiations are in progress. A new five-year contract between US Airways and its pilots became effective January 1, 1998. US Airways' contracts with its mechanics and related employees, flight attendants, flight crew training instructors, flight simulator engineers and dispatch employees are currently amendable; talks with respect to new contracts are ongoing. US Airways is also negotiating with representatives of its fleet service and passenger service employees with respect to initial labor contracts.
US Airways cannot predict the ultimate outcome of any of these negotiations or the timing of any new agreements. US Airways believes that its new contract with its pilots is helping it to address its high cost structure.

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

     US Airways classifies securities underlying its Cash equivalents and Short-term investments as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of Stockholder's Equity within Accumulated other comprehensive income, net of income tax effect. See also
Note 7(c).

     (d)  MATERIALS AND SUPPLIES, NET

     Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

     (e)  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost or, if acquired under capital lease, at the lower of the present value of minimum lease payments or fair value of the asset at the inception of the lease. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Costs of major improvements are capitalized for both owned and leased assets. Maintenance and repairs are recognized as operating expenses as incurred.

     Depreciation and amortization expense for principal asset classifications is calculated on a straight-line basis to an estimated residual value. Depreciable lives are 17-20 years for operating flight equipment, 30 years for facilities and 5-10 years for other ground property and equipment. Improvements to leased assets are depreciated over the term of the lease of the related asset. The cost of property acquired under capital lease is amortized on a straight-line basis to Depreciation and amortization expense over the term of the lease. When property and equipment is sold or retired any gain or loss is recognized in the Other, net category of Other Income (Expense).

     US Airways monitors the recoverability of the carrying value of its long-lived assets. Under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121), US Airways recognizes an "impairment charge" when the net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value. The impairment charge reflects writing-down the asset to fair value. See Note 13(b) for impairment charges recognized by US Airways during 1997.

     (f)  GOODWILL AND OTHER INTANGIBLES, NET

     Goodwill, the cost in excess of fair value of identified net assets acquired, is amortized on a straight-line basis over 40 years. The $629 million goodwill resulting from the acquisitions of Pacific Southwest Airlines (Pacific Southwest) and Piedmont Aviation, Inc. (Piedmont Aviation), both in 1987, is amortized as Depreciation and amortization expense. As of December 31, 1998 and 1997, accumulated amortization related to the Pacific Southwest and Piedmont Aviation acquisitions was $176 million and $160 million, respectively. Goodwill of $4 million resulting from USAM's computer reservation system investment is being amortized as a component of Other Income (Expense), consistent with the classification of the related income from this investment. As of December 31, 1998 and 1997, USAM's related accumulated amortization was $1 million. US Airways periodically evaluates whether goodwill is impaired by comparing the goodwill balances with estimated future undiscounted cash flows which, in US Airways' judgment, are attributable to the goodwill. This analysis is performed separately for the goodwill that resulted from each acquisition.

     Other intangible assets consist mainly of purchased operating rights at various airports, capitalized software costs and the intangible asset associated with the underfunded amounts of certain pension plans. The cost of operating rights and capitalized software costs are amortized on a straight-line basis over the expected periods of benefit as Depreciation and amortization expense. Operating rights, which are valued at purchase cost or appraised value if acquired with Pacific Southwest or Piedmont Aviation, are amortized over periods ranging from ten to 25 years and capitalized software costs are amortized over five years. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS
87) (see Note 7(c)). As of December 31, 1998 and 1997, accumulated amortization related to other intangible assets was $165 million and $149 million, respectively.

     Based on the most recent analyses, US Airways believes that goodwill and other intangible assets were not impaired as of December 31, 1998.

     (g)  INVESTMENT IN MARKETABLE EQUITY SECURITIES

     USAM's investment in Galileo, which is accounted for under the cost method, is classified as "available-for-sale" under SFAS 115 and recorded at fair value. See also Notes 2(b), 7(c) and 9.

     (h)  OTHER ASSETS, NET

     Other assets, net consist primarily of noncurrent pension assets, the unamortized balance of deferred compensation, restricted cash and investments, unamortized debt issuance costs and a long-term receivable from British Airways Plc (British Airways). Deferred compensation resulted mainly from US Airways' establishment of an employee stock ownership plan
(ESOP) in 1989 (see

Note 5(d). Restricted cash and investments are deposits in trust accounts to collateralize letters of credit and workers' compensation policies. The long-term receivable from British Airways resulted from the relinquishment by US Airways of three U.S. to London routes.

     Other than the deferred compensation that arose from the establishment of the ESOP, US Airways accounts for deferred compensation and the related amortization by applying the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In accordance with APB 25, deferred compensation related to grants of US Airways Group common stock to employees (Stock Grants) is recognized based on the fair market value of the stock on the date of grant. Except on limited occasions, no deferred compensation is recognized when options to purchase US Airways Group common stock are granted to employees (Option Grants) because the exercise price of the stock options is set equal to the fair market value of the underlying stock on the date of grant. Any deferred compensation is amortized as Personnel costs over the applicable vesting period.

     US Airways recognized expenses related to Stock Grants of $7 million, $6 million and $12 million in 1998, 1997 and 1996, respectively, and expenses related to Option Grants of $12 million, $1 million and $8 million in 1998, 1997 and 1996, respectively. Deferred compensation related to Stock Grants was $22 million and $7 million as of December 31, 1998 and 1997, respectively, and deferred compensation related to Option Grants was $13 million and $1 million as of December 31, 1998 and 1997, respectively. Expenses and deferred compensation related to Option Grants increased in 1998 due to the grant of 2.3 million stock options to US Airways' pilots. In addition, US Airways recognized expenses related to stock appreciation rights (SARs) tied to the fair market value of US Airways Group common stock of $1 million, $33 million and $42 million in 1998, 1997 and 1996, respectively, as the result of a SAR feature granted to stock option holders under US Airways Group's 1992 Stock Option Plan.

     The weighted average fair value per stock option for stock options which have an exercise price equal to the fair value of a share of US Airways Group common stock at date of grant was $34, $18, and $11 for 1998, 1997 and 1996, respectively. The weighted average fair value per stock option for stock options which have an exercise price lower than the fair value of a share of US Airways Group common stock at date of grant was $41 for 1998 and $13 for 1996 (no such grants during 1997).

     During 1995, the Financial Accounting Standards Board adopted Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. As mentioned above, US Airways applies the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123. However, US Airways is obligated to disclose certain information including pro forma net income as if SFAS 123 had been adopted to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, US Airways estimates that its net income for 1998 would have been reduced from $559 million to $528 million, its net income for 1997 would have been reduced from $1,052 million to $1,045 million, and its net income for 1996 would have been reduced from $183 million to $168 million. In order to calculate this pro forma net income information, US Airways used the Black-Scholes stock option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: stock volatility of US Airways Group common stock of 51.4%, 52.6% and 50.1%; risk-free interest rates of 5.5%, 6.6% and 6.2%; expected stock option life of eight years, eight years and nine years; and no dividend yield (0%).

     The pro forma net income information reflects stock options granted after December 31, 1994 only. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts above because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995 is not considered.

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

     In 1998, US Airways and American Airlines, Inc. (American) announced a marketing relationship that gives customers combined access to both companies' frequent traveler programs. Under the program, members who belong to US Airways' Dividend Miles and American's AAdvantage are able to claim awards for airline travel on both airlines and to combine miles when claiming travel awards on either airline. Each airline compensates the other when relieved of an obligation to provide a travel award.

     (j)  DEFERRED GAINS, NET

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense.

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

     Effective October 1, 1996, US Airways began purchasing all of the capacity (available seat miles) generated by US Airways Group's three wholly-owned regional air carriers and, concurrently, recognizing revenues, "US Airways Express transportation revenues," when transportation service is rendered by these affiliates or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers, as well as for travel on Shuttle are also included in US Airways' Traffic balances payable and unused tickets and are subsequently eliminated in the same manner as described above. See Note 10(b) for additional information related to US Airways' transactions with its affiliates.

     In January 1998, US Airways began purchasing the capacity of Mesa Airlines, Inc. (Mesa) in certain markets. Mesa operates regional jet aircraft in these markets as part of US Airways Express.

     (l)  OTHER SELLING EXPENSES

     Other selling expenses include credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising expenses for 1998, 1997 and 1996 were $36 million, $46 million and $51 million, respectively (such costs are expensed when incurred).

2.  FINANCIAL INSTRUMENTS

     (a)  TERMS OF CERTAIN FINANCIAL INSTRUMENTS

     On January 1, 1998, as part of a comprehensive information technology services agreement with The SABRE Group, Inc. (TSG), TSG granted US Airways two tranches of stock options (TSGH Stock Options) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of The

SABRE Group Holding, Inc. (TSGH Common Stock), TSG's parent company. Each tranche includes 3,000,000 stock options. Stock options in the first tranche have an exercise price of $27 and are exercisable from June 30, 1999 until December 31, 1999, but are subject to a $90 per share cap on the fair market value of the underlying common stock. Stock options in the second tranche have an exercise price of $27 and are exercisable during a ten-year period beginning January 2, 2003, but are subject to a $127 per share cap on the fair market value of the underlying common stock. Under certain circumstances, and under certain conditions, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving TSGH Common Stock.

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

     US Airways continually adjusts its aviation fuel procurement strategy in order to take advantage of the best available prices while at the same time ensuring that it has an adequate supply of aviation fuel to support its operations. In addition, US Airways may participate in arrangements designed to reduce its exposure to significant increases in the price of aviation fuel. These arrangements have the net effect of increasing or decreasing US Airways' aviation fuel expense in the period in which they are settled. While US Airways was not a participant in fuel swap contracts as of December 31, 1998, US Airways previously entered into fuel swap contracts that resulted in US Airways receiving or making payments based on the difference between a fixed price and a variable price per notional gallon for specified petroleum products. The total notional gallons under these contracts were approximately 47 million as of December 31, 1997 (US Airways entered into contracts prior to December 31, 1997 which effectively closed certain hedging arrangements covering approximately 17 million gallons). For contracts open as of December 31, 1997, US Airways paid fixed prices ranging from $0.496 to $0.600 per notional gallon and received a variable price per gallon based on market prices.

     An aggregate of $31 million of future principal payments of US Airways' long-term debt due in 1999 and 2000 is payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by US Airways' participation in foreign currency contracts. Net settlements are recorded as adjustments to Interest expense.

     (b)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the provisions of SFAS 115, the fair values for US Airways' short-term and marketable equity security investments are determined based upon quoted market prices. Restricted cash is carried at cost which approximates fair value. At December 31, 1998 and 1997, US Airways' long-term investments represent ownership interests in privately held companies which have no readily determinable market values. US Airways estimated the fair values of its note receivable and long-term debt by discounting expected future cash flows using current rates offered to US Airways for note receivables and debt with similar maturities. The estimated fair value of the TSGH Stock Options was calculated using the Black-Scholes stock option pricing model and is presented in the table presented on the following page in accordance with Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119). These financial instruments are classified as held for "purposes other than trading" under SFAS 119 due primarily to certain restrictions, including limitations on US Airways' ability to exercise or sell these stock options. The fair values of foreign currency and fuel swap contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

     The estimated fair values of US Airways' financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):
                                                 December 31,
                                ---------------------------------------------
                                        1998                    1997
                                ---------------------   ---------------------
                                Carrying   Estimated    Carrying   Estimated
                                 Amount    Fair Value    Amount    Fair Value
                                --------   ----------   --------   ----------
Short-term investments (1)       $   598     $   598     $   870     $   870
Investment in marketable
  equity securities (1)              301         301         190         190
Restricted cash and long-term
  Investments                        113         114          72          72
Note receivable (2)                   27          27          30          30
TSGH Stock Options                     -         119           -           -
Long-term debt (excludes
  capital lease obligations)      (1,998)     (2,243)     (2,577)     (2,861)
Foreign currency contracts:
     In a net receivable
       (payable) position              -          (1)          -          (3)
Fuel swap contracts:
     In a net receivable
       (payable) position              -           -           -          (1)

(1) Classified as "available-for-sale" in accordance with SFAS 115. See also Notes 1(c) and 1(g).
(2)  Current carrying amount included in Other assets, net on US Airways'
     Consolidated Balance Sheets, except for the current portion of the note receivable ($6 million) which is included in Receivables, net.



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

     During 1997, US Airways determined that it was no longer appropriate to apply a valuation allowance to its deferred tax assets. US Airways believed, based on prior earnings and projections of future earnings, that it was more likely than not that the Company would be able to utilize tax benefits accumulated through December 31, 1997 in future periods. Accordingly, at December 31, 1997, previous valuation allowances were removed, resulting in a net deferred income tax asset and an income tax credit for 1997. As of December 31, 1997, the Receivables from related parties, net line item on US Airways' Consolidated Balance Sheets included $78 million related to certain tax attributes of US Airways used by other US Airways Group subsidiaries during 1997 and in prior years. These amounts were settled through intercompany receivables/payables accounts in January 1998 (see Note 10 for related information).

     The components of the provision (credit) for income taxes are as follows (in millions):

                                                   1998      1997      1996
                                                   ----      ----      ----
Current provision:
     Federal                                       $179     $ 118        $4
     State                                           14         7         3
                                                    ---       ---        --
          Total current provision                   193       125         7
                                                    ---       ---        --
Deferred provision:
     Federal                                        157      (447)       --
     State                                           27       (57)        1
                                                    ---       ---        --
          Total deferred provision                  184      (504)        1
                                                    ---       ---        --
Provision (credit) for income taxes                $377     $(379)       $8
                                                    ===       ===        ==

     In 1998, US Airways was subject to federal regular income tax. Approximately $297 million in federal regular tax net operating loss carryforwards, $51 million in alternative minimum tax (AMT) credits and $658 million in state net operating loss carryforwards were utilized to reduce the federal and state current tax liabilities.

     The significant components of deferred income tax provision (credit) for the years ended December 31, 1998, 1997 and 1996 are as follows (in millions):

                                                   1998      1997     1996
                                                   ----      ----     ----

Deferred tax provision (exclusive of the
  other components listed below)                  $ 184     $ 191     $ 91
Decrease in the valuation allowance for
  deferred tax assets                                 -      (695)     (90)
                                                    ---       ---       --
     Total                                        $ 184     $(504)    $  1
                                                    ===       ===       ==

     A reconciliation of taxes computed at the statutory federal tax rate on earnings before income taxes to the provision (credit) for income taxes is provided below (in millions):

                                                   1998      1997     1996
                                                   ----      ----     ----

Tax provision computed at federal statutory rate   $328     $ 236     $ 67
Book expenses not deductible for tax purposes        17        15       17
State income tax provision (credit), net of
  federal tax benefit                                27       (32)       2
Reduction of federal valuation allowance              -      (595)     (75)
Other                                                 5        (3)      (3)
                                                    ---       ---       --
Provision (credit) for income taxes                $377     $(379)    $  8
                                                    ===       ===       ==

Effective tax rate                                   40%      (56)%      4%
                                                    ===       ===       ==

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997 (in millions):

                                                             1998      1997
                                                             ----      ----
Deferred tax assets:
     Leasing transactions                                  $  171    $  170
     Tax benefits purchased/sold                               26        41
     Gain on sale and leaseback transactions                  129       124
     Employee benefits                                        694       668
     Net operating loss carryforwards                           6       125
     Alternative minimum tax credit carryforwards              99       157
     Investment tax credit carryforwards                        -        11
     Other deferred tax assets                                 95        87
                                                            -----     -----
          Total gross deferred tax assets                   1,220     1,383
     Less valuation allowance                                   -         -
                                                            -----     -----
          Net deferred tax assets                           1,220     1,383
Deferred tax liabilities:
     Depreciation and amortization                            875       902
     Other deferred tax liabilities                           104        56
                                                            -----     -----
          Total deferred tax liabilities                      979       958
                                                            -----     -----
          Net deferred tax assets                          $  241    $  425
                                                            =====     =====

     The valuation allowance for deferred tax assets decreased approximately $695 million in 1997.

     Included in the deferred tax assets at December 31, 1998, among other items, are $471 million related to obligations of postretirement medical benefits, and $99 million of alternative minimum tax credits which do not expire. There were no federal regular or alternative minimum tax net operating loss carryforwards remaining at December 31, 1998. The Company had state net operating loss carryforwards of $222 million as of December 31, 1998. In prior years, investment tax credit benefits were recorded using the "flow through" method as a reduction of the federal income tax provision. No new investment tax credits were generated during 1998, 1997 or 1996 and all prior year investment tax credits were used by December 31, 1998. Certain changes in stock ownership can result in limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. US Airways determined it has undergone such an ownership change that did not impact the utilization of federal tax attributes during 1998. Furthermore, US Airways does not believe that alternative minimum tax credits available as of December 31, 1998 will be limited in future years as a result of the ownership change. The federal income tax returns of US Airways through 1986 have been examined and settled with the Internal Revenue Service.

     US Airways believes that a significant portion of the deferred tax assets will be realized through projected taxable income and reversals of existing taxable temporary differences. The deferred tax assets and liabilities disclosed above exclude tax assets and liabilities which arise as a result of including certain transactions in the equity section of the balance sheet, net of tax. These tax attributes include a noncurrent deferred tax liability of $95 million and $56 million as of December 31, 1998 and 1997, respectively, for unrealized gains on available-for-sale investments pursuant to SFAS 115 and a noncurrent deferred tax asset of $33 million and $3 million as of December 31, 1998 and 1997, respectively, relating to the equity adjustment for the minimum pension liability for US Airways' defined benefit plans.

     The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards for the last three years (in millions):

                                                   1998      1997      1996
                                                   ----      ----      ----

     Pretax book income                            $936    $  673      $191
     Taxable income (loss)                         $989    $1,037      $186

     The reasons for significant differences between taxable income and pretax book income in 1997 primarily relate to employee pension and postretirement benefit costs, certain aircraft impairment charges and lease accruals, and other employee related accruals. See also Note 13.

4.  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS

     Details of long-term debt are as follows (in millions):
                                                              December 31,
                                                             -------------
                                                             1998     1997
                                                             ----     ----
Senior Debt:
     10% Senior Notes due 2003                             $    -   $  300
     9 5/8% Senior Notes due 2001                             175      175
     5.7% to 11.7% Equipment Financing Agreements,
          Installments due 1999 to 2016                     1,795    2,045
     8.6% Airport Facility Revenue Bond due 2022               28       28
     7.4% Aircraft Purchase Deposit Financing*                  -       29
                                                            -----    -----
                                                            1,998    2,577
Capital Lease Obligations                                      27       34
                                                            -----    -----
     Total                                                  2,025    2,611
Less Current Maturities                                       (71)    (186)
                                                            -----    -----
                                                           $1,954   $2,425
                                                            =====    =====

* See related information under Note 6(c) (regarding settlement of litigation between US Airways and The Boeing Company (Boeing)).




                    (this space intentionally left blank)


     Maturities of long-term debt and debt under capital leases for the next five years (in millions):

               1999          $   71
               2000             115
               2001             240
               2002              69
               2003             190
               Thereafter     1,340
                              -----
                             $2,025
                              =====

     Interest rates on $92 million principal amount of long-term debt as of December 31, 1998 are subject to adjustment to reflect prime rate and other rate changes.

     Equipment financings totaling $1.8 billion were collateralized by aircraft and engines with a net book value of approximately $1.9 billion as of December 31, 1998.

     In 1998, US Airways retired early certain long-term debt with a principal amount of $434 million, including US Airways' 10% Senior Notes. The retirement of the 10% Senior Notes resulted in a cash outflow of $315 million, including prepayment penalties of $15 million.

5.  EMPLOYEE PENSION AND BENEFIT PLANS

     Substantially all of US Airways' employees meeting certain service and other requirements are eligible to participate in various pension, medical, life insurance, disability and survivorship and employee stock ownership plans.

     (a)  DEFINED BENEFIT AND OTHER POSTRETIREMENT BENEFIT PLANS

     US Airways sponsors several qualified and nonqualified defined benefit plans and other postretirement benefit plans for certain employees. Liabilities related to pension plans covering foreign employees are calculated in accordance with generally accepted accounting principles and funded in accordance with the laws of the individual country.









                   (this space intentionally left blank)



     The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of September 30, 1998 and 1997, in addition to the amounts recognized in US Airways' Consolidated Balance Sheets as of December 31, 1998 and 1997, respectively (in millions):

                                                                    Other
                                         Defined Benefit       Postretirement
                                         Pension Plans (1)         Benefits
                                         -----------------     --------------
                                           1998     1997        1998     1997
                                           ----     ----        ----     ----
Fair value of plan assets at the
  beginning of the period                $ 3,101  $ 2,474     $    -  $     -
     Actual return on plan assets            246      587          -        -
     Employer contributions                   33      169         30       28
     Plan participants' contributions          -        -          2        1
     Gross benefits paid                    (201)    (129)       (32)     (29)
                                          ------   ------     ------   ------
Fair value of plan assets at the end
  of the period                            3,179    3,101          -        -
                                          ------   ------     ------   ------

Benefit obligation at the beginning
  of the period                            3,850    3,143        996      950
     Service cost                            139      128         36       35
     Interest cost                           292      258         76       71
     Plan participants' contributions          -        -          2        1
     Plan amendments                           -       39          -        -
     Actuarial (gain) loss                   526      296        127      (32)
     Special termination benefits (2)          -      115          -        -
     Gross benefits paid (3)                (201)    (129)       (32)     (29)
                                          ------   ------     ------   ------
Benefit obligation at the end
  of the period                            4,606    3,850      1,205      996
                                          ------   ------     ------   ------

Funded status of the plan                 (1,427)    (749)    (1,205)    (996)
     Unrecognized actuarial (gain) loss    1,019      477         66      (62)
     Unrecognized prior service cost          90       97       (118)    (130)
     Unrecognized transition obligation      (20)     (26)         -        -
     Contributions for October to December    21        2         27        7
                                          ------   ------     ------   ------
Net amount recognized in US Airways'
  Consolidated Balance Sheets            $  (317) $  (199)   $(1,230) $(1,181)
                                          ======   ======     ======   ======

     Components of the amounts recognized in 	US Airways' Consolidated Balance Sheets:

                                                                   Other
                                         Defined Benefit       Postretirement
                                         Pension Plans (1)        Benefits
                                         -----------------     --------------
                                           1998     1997       1998     1997
                                           ----     ----       ----     ----

Prepaid benefit cost                     $  310   $  282    $     -  $     -
Accrued benefit cost                       (627)    (481)    (1,230)  (1,181)
Adjustment for minimum pension liability   (180)    (111)         -        -
Intangible asset                             95       95          -        -
Accumulated other comprehensive income       85       16          -        -
                                         ------   ------     ------   ------
Net amount recognized in US Airways'
     Consolidated Balance Sheets         $ (317)  $ (199)   $(1,230) $(1,181)
                                         ======   ======     ======   ======

(1) For plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligations and plan assets were $3,640 million and $3,179 million, respectively, as of September 30, 1998, and $585 million and $435 million, respectively, as of September
     30, 1997.
(2) Related to an early retirement plan offered to US Airways' pilots, recorded in accordance with Statement of Financial Accounting Standards
     No. 88 "Employers' Accounting for Settlements and Curtailments of
     Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).
(3) Gross benefits paid in 1998 include lump sum payments for pilots made pursuant to the special termination benefits charge of $115 million in 1997. See (2) above.




                  (this space intentionally left blank)


     The following table presents the weighted average assumptions used to determine the actuarial present value of Pension Benefits and Other Postretirement Benefits:

                                                                 Other
                                       Defined Benefit       Postretirement
                                       Pension Plans            Benefits
                                       -----------------     --------------
                                         1998     1997       1998     1997
                                         ----     ----       ----     ----
Discount rate                             6.8%     7.5%       6.8%     7.5%
Expected return on plan assets            9.5%     9.5%        NA       NA
Rate of compensation increase             3.3%     3.3%       4.6%     4.7%

     The assumed health care cost trend rate is 4.5% in 1999 and thereafter. The assumed health care cost trend rate has a significant effect on amounts reported for retiree health care plans. A 1% change in the health care cost trend would have the following effects on Other Postretirement Benefits as of September 30, 1998 (in millions):

                                                 1% Increase    1% Decrease
                                                 -----------    -----------
Effect on total service and interest costs           $ 17           $ (13)
Effect on postretirement benefit obligation          $162           $(124)

     Total periodic cost for Pension Benefits and Other Postretirement Benefits (in millions):

                                                             Other
                                 Defined Benefit         Postretirement
                                 Pension Plans              Benefits
                               --------------------   --------------------
                               1998    1997    1996   1998    1997    1996
                               ----    ----    ----   ----    ----    ----

Service cost                  $ 139   $ 128   $ 145   $ 36    $ 34    $ 44
Interest cost                   292     258     252     76      71      74
Expected return on plan assets (274)   (236)   (217)     -       -       -
Amortization of:
     Transition asset            (5)     (5)     (5)     -       -       -
     Prior service cost           4       6       4    (12)    (12)    (12)
     Actuarial (gain) / loss     16      17      37     (1)     (3)      1
                               ----    ----    ----    ---     ---     ---
Net periodic cost               172     168     216     99      90     107
Special termination benefits      -     115       -      -       -       -
                               ----    ----    ----    ---     ---     ---
Total periodic cost           $ 172   $ 283   $ 216   $ 99    $ 90    $107
                               ====    ====    ====    ===     ===     ===

     US Airways recorded a $115 million charge to Personnel costs in 1997 related to an early retirement program offered to 325 US Airways pilots. These charges were recorded in accordance with SFAS 88.

     See Note 7(c) for the amount included within other comprehensive income arising from a change in the additional minimum pension liability.

     (b)  DEFINED CONTRIBUTION PENSION PLANS

    Expenses related to these plans, excluding expenses related to US Airways' ESOP and any profit sharing contributions, were approximately $36 million, $57 million and $54 million for the years 1998, 1997 and 1996, respectively. Expenses for 1998 include a $17 million credit related to a favorable legal settlement regarding employer matching contributions. See Notes 5(d) and 5(e) for information related to US Airways' ESOP and profit sharing contributions.

     (c)  POSTEMPLOYMENT BENEFITS

     US Airways provides certain postemployment benefits to its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

     (d)  EMPLOYEE STOCK OWNERSHIP PLAN

     In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the years ended December 31, 1998, 1997 and 1996, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 5(e) regarding the profit sharing component of US Airways' ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $27 million in 1998, and $11 million in each of 1997 and 1996. The interest portion of these contributions was $10 million in 1998, 1997 and 1996, respectively. Approximately 946,000 shares of US Airways Group common stock have been released or committed to be released as of December 31, 1998. US Airways recognized compensation expense related to the ESOP of $8 million in 1998, $11 million in 1997 and $4 million in 1996 based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $65 million, $72 million and $84 million as of December 31, 1998, 1997 and 1996, respectively.

     See Note 1(h) with respect to US Airways' accounting policies for stock-based compensation.

     (e)  PROFIT SHARING PLANS

     In exchange for temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits concessions and the freeze of the defined benefit plan for certain non-contract employees, certain US Airways employees participated in a profit sharing program and were granted stock options to purchase US Airways Group common stock (see related discussion under Note 1(h)). This profit sharing program was designed to recompense those US Airways employees whose pay was reduced in an amount equal to (i) two times salary foregone plus (ii) one time salary foregone (subject to a minimum of $1,000) for the freeze of the defined benefit pension plan for certain non-contract employees. US Airways recognized charges of $214 million related to this program, including $122 million in 1996. Cash distributions to participants of $214 million were made under this program. After a first quarter 1997 payment of $129 million, US Airways' obligations under this profit sharing program were satisfied and this program ceased.

     US Airways' ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives shares of US Airways Group common stock based on his or her compensation relative to the total compensation of all participants and the number of shares of US Airways Group common stock in the allocation pool. When US Airways Group's return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of shares of US Airways Group common stock in the allocation pool (see Note 5(d)). US Airways' ESOP-


related expenses included $4 million and $7 million in 1998 and 1997, respectively, related to this profit sharing program. US Airways did not make any provision for profit sharing contributions in connection with the profit sharing component of the ESOP during 1996. Under the DCRP, US Airways makes additional contributions to participant accounts when US Airways Group achieves certain prescribed pre-tax margin levels (see Note 5(b)). US Airways' 1998, 1997 and 1996 results of operations reflect expenses of $27 million, $24 million and $5 million, respectively, for the profit sharing component of the DCRP.

6.  COMMITMENTS AND CONTINGENCIES

     (a)  COMMITMENTS TO PURCHASE FLIGHT EQUIPMENT

     On October 31, 1997, US Airways Group entered into agreements with AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (Airbus), and CFM International, Inc. (CFMI) for the acquisition of up to 400 Airbus A320-Family aircraft and accompanying jet engines. The A320-Family aircraft are single-aisle aircraft that include the Airbus A319, A320 and A321.

     As of December 31, 1998, US Airways Group had 122 A320-Family aircraft on firm order, 112 aircraft subject to reconfirmation prior to scheduled delivery and options for 160 additional aircraft. With respect to the firm-order aircraft, 33 are expected to be delivered in 1999 and 89 are expected to be delivered in the years 2000 through 2002 (43 of the aircraft scheduled for delivery in the years 2000 to 2002 time period are subject to cancellation with 18 month notice and payment of a cancellation fee). During the fourth quarter of 1998, US Airways accepted delivery of and placed into operational service six A319 aircraft acquired under US Airways Group's purchase agreements with AVSA and CFMI. Although the agreements with AVSA and CFMI represent a commitment of US Airways' parent company, US Airways anticipates that the new Airbus single-aisle aircraft will replace, at a minimum, its B737-200, DC-9-30 and MD-80 aircraft. US Airways has an agreement with GE Engine Services, Inc. for the maintenance of the engines that power these aircraft.

     In July 1998, US Airways Group reached an agreement with Airbus for the purchase of up to 30 widebody A330-300 aircraft. The agreement includes seven firm aircraft orders, seven aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional aircraft. Of the seven firm-order A330-300 aircraft, six are scheduled for delivery in the year 2000 and one in early 2001. Orders subject to reconfirmation are for aircraft that are tentatively scheduled for delivery beginning in the fourth quarter of 2000. US Airways Group can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first seven aircraft. In October 1998, US Airways Group reached an agreement with Pratt & Whitney for jet engines to power these aircraft and to provide long-term maintenance for the engines. These new widebody aircraft are expected to eventually supplant US Airways' B767-200ER fleet in transatlantic markets.

     As of December 31, 1998, the minimum determinable payments associated with US Airways Group's aircraft acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $1.3 billion in 1999, $2.1 billion in 2000 and $9 million in 2001.

     US Airways has a commitment to purchase hush-kits for certain of its B737-200 aircraft. The installation of hush-kits will allow these aircraft to meet certain statutory noise level requirements. The expected payments associated with this commitment are approximately $21 million, all of which are expected to occur in 1999.



     See Note 10(a) for information related to transactions between US Airways and its parent company.

     (b)  LEASES

     US Airways leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. US Airways subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2023.

     The following amounts related to capital leases are included in property and equipment (in millions):

                                                            December 31,
                                                     -----------------------
                                                        1998         1997
                                                       -----        -----
Flight equipment                                      $   82      $   81
Less accumulated amortization                            (60)        (55)
                                                        ----         ---
                                                      $   22      $   26
                                                       =====       =====

     As of December 31, 1998, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows (in millions):

                                                          Capital Operating
                                                          Leases    Leases
                                                          ------- --------
1999                                                       $  10    $  721
2000                                                           7       708
2001                                                           5       709
2002                                                           5       654
2003                                                           5       665
Thereafter                                                     4     5,376
                                                            ----     -----
     Total minimum lease payments                             36     8,833
     Less sublease rental receipts                             -      (110)
                                                                     -----
     Total minimum operating lease payments                         $8,723
                                                                     =====
     Less amount representing interest                        (9)
                                                            ----
     Present value of future minimum capital lease payments   27
     Less current obligations under capital leases            (7)
                                                            ----
     Long-term obligations under  capital leases           $  20
                                                            ====

     For 1998, 1997 and 1996, rental expense under operating leases was approximately $695 million, $741 million and $731 million, respectively. Rental expense for 1998, 1997 and 1996 excludes credits of $3 million, $1 million and $23 million, respectively, related to US Airways' subleasing of British Aerospace BAe-146-200 (BAe-146) aircraft (see Notes 13). Rental expense for 1997 also excludes $5 million related to expenses recognized by US Airways in conjunction with certain efficiency measures (see Note 13(b)).

     US Airways also leases certain owned flight equipment to both third and related parties (see Notes 10(b) and 10(c)) under noncancelable operating leases which expire in the years 1999 through 2002. The future minimum rental receipts associated with these leases are: $11 million-1999; $5 million-2000; $4 million-2001; and $2 million-2002.



     The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in millions):
                                                             December 31,
                                                         -------------------
                                                           1998      1997
                                                           ----      ----
     Flight equipment                                    $   85   $   86
     Less accumulated amortization                          (53)     (46)
                                                           ----     ----
                                                         $   32   $   40
                                                           ====     ====

     (c)  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of an aircraft accident in September of 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November of 1995, and is scheduled to hold a final hearing on March 23, 1999 before issuing its final accident investigation report. Wrongful death cases are pending in a consolidated multi-district litigation in U.S. District Court for the Western District of Pennsylvania and in state court in Cook County, Illinois. Although US Airways has settled over 80% of the cases and claims arising from the Pittsburgh accident, it expects that it will be at least a year before all of the settlements and/or related litigation are concluded. A trial has been set for November 1999 in the Illinois litigation. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on US Airways' financial condition or results of operations.

     In September 1997, Boeing filed suit against US Airways in state court in King County, Washington seeking unspecified damages, estimated at approximately $220 million, for alleged breach of two aircraft purchase agreements concerning, respectively, eight B757-200 aircraft and 40 B737-Series aircraft. On October 31, 1997, US Airways filed an answer and counterclaims to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $35 million in equipment purchase deposits. On April 23, 1998 the parties reached a settlement terminating all obligations with respect to both purchase agreements. Pursuant to the settlement, the litigation has been dismissed with prejudice as to both Boeing's claims and US Airways' counterclaims.

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

     On July 30, 1996, US Airways Group and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways, BritAir Acquisition Corp., Inc., American and American's parent company, AMR Corp. US Airways Group and US Airways claimed that British Airways, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to US Airways Group and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between US Airways Group and British Airways (the Investment Agreement). The lawsuit also claims that the defendants have committed violations of U.S. antitrust laws. In response to the defendants' Motion to Dismiss, the Court sustained


US Airways' claims for breach of contract against British Airways. The Court dismissed the remaining claims against British Airways and all claims against American. On February 6, 1998, British Airways filed its answer to the complaint along with counterclaims against the Company and US Airways. British Airways' counterclaims alleged that US Airways breached various provisions of the Investment Agreement and that US Airways breached the Code Share Agreement between British Airways and US Airways by providing certain allegedly confidential information to specific third parties. In addition, British Airways seeks a declaratory judgment regarding certain payment obligations under its wet lease arrangement with US Airways. British Airways claimed damages of $16.7 million for the termination of the code share relationship and an unspecified amount of damages for its remaining claims. On January 29, 1999, the US Airways Group, US Airways and British Airways jointly filed a pretrial order with the Court, and on February 5, 1999, the Court placed the lawsuit on its trial-ready calendar. On February 5, 1999, British Airways filed a motion for summary judgment seeking dismissal of US Airways' Group's and US Airways' claims and a finding that US Airways Group and US Airways are liable for breach of the Code Share Agreement. Subsequently, US Airways Group and US Airways filed a memorandum of law opposing British Airways' motion. US Airways is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on its financial condition or results of operations.

     In May 1995, US Airways Group, US Airways and the Retirement Income Plan for US Airways, Inc. (the Pilots Pension Plan) were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the Pilots Pension Plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' Motion to Dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement under the Employee Retirement Income Security Act. The plaintiffs have attempted to appeal the district court's dismissal before the U.S. Court of Appeals for the District of Columbia. In January of 1998, the Court of Appeals dismissed plaintiff's appeal for lack of jurisdiction because the lower court order was not final. The plaintiffs moved for an order certifying the lower court order as final. The district court granted the motion to certify and the plaintiffs appealed to the United States Court of Appeals for the District of Columbia. In February 1999, the United States Court of Appeals upheld the District Court's decision originally granted in May 1996 in US Airways' favor.

     In February of 1998 a purported class action complaint was filed by a travel agency in Puerto Rico against seven major U.S. airlines, including US Airways. The complaint alleges that the defendant airlines are undercompensating Puerto Rican travel agents in connection with the agents' sale of travel. The plaintiffs allege that the airlines are contractually obligated to pay a 10% commission and that the defendant airlines breached that contract as a result of the introduction of commission caps limiting commission payable with respect to a single trip to a stated dollar amount and reducing certain commissions to 8%. The plaintiffs have stated their damages for the class in the amount of $150 million. On December 22, 1998, after the filing of various motions by the defendants and some preliminary discussions, the plaintiffs dismissed this action without the payment of any amount by US Airways.

     The City and County of San Francisco have sued a number of San Francisco International Airport tenants for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. The City and County of San Francisco has identified US Airways as a potentially responsible party. The City and County of San Francisco and US Airways recently entered into an agreement in principle to resolve this matter and expect to finalize the agreement by April 1, 1999.


     (d)  GUARANTEES

     As of December 31, 1998, US Airways guaranteed payments of debt and lease obligations of Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA), both wholly-owned subsidiaries of US Airways Group, totaling $47 million.

     US Airways also guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve airport and maintenance facilities. Under related lease arrangements, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the bonds. As of December 31, 1998 the principal amount of these bonds outstanding was $77 million.

     (e)  CONCENTRATION OF CREDIT RISK

     US Airways invests available cash in money market securities of various banks, commercial paper of financial institutions and other companies with high credit ratings and securities backed by the United States government.

     As of December 31, 1998, most of US Airways' receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, generally being settled within 17 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

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

     Currently, the amount of dividends that US Airways can pay on its common stock is limited by covenants contained in its 9 5/8% Senior Notes. However, these covenants do not restrict US Airways from loaning or advancing funds to US Airways Group.

     US Airways, organized under the laws of the State of Delaware, may also be subject to certain legal restrictions on its ability to pay dividends on or repurchase or redeem its own shares of capital stock.

     (b)  RECEIVABLE FROM PARENT COMPANY

See Note 10(a).

     (c)  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX EFFECT

     US Airways adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. US Airways' other comprehensive income includes unrealized gains on available-for-sale securities and an adjustment for minimum pension liability, both shown net of income tax effects.

     Unrealized gains on available-for-sale securities are accounted for in accordance with SFAS 115. US Airways records an adjustment to Stockholder's Equity (Deficit) to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered "available-for-sale" under SFAS
115) and their respective carrying values at each balance sheet date. In accordance with SFAS 87, US Airways recorded an Adjustment for minimum pension liability as of December 31, 1998, 1997 and 1996. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan's assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholder's Equity (Deficit).

     As presented in the accompanying Consolidated Statements of Changes in Stockholder's Equity (Deficit), US Airways recognized comprehensive income of $593 million for the year ended December 31, 1998, including net income of $559 million and other comprehensive income of $34 million. For the year ended December 31, 1997, US Airways recognized comprehensive income of $1,178 million, including net income of $1,052 million and other comprehensive income of $126 million. For the year ended December 31, 1996, US Airways recognized comprehensive income of $226 million, including net income of $183 million and other comprehensive income of $43 million.

     The components of other comprehensive income and the related income tax effects are as follows (in millions):


                                           1998                  1997                      1996
                                  ---------------------   --------------------    ---------------------
                                  Before   Tax     Net    Before   Tax     Net    Before   Tax     Net
                                   tax     effect  of tax   tax     effect  of tax  tax     effect  of tax
                                  effect (expense)effect  effect 	(expense)effect effect (expense) effect
                                  ------ -------- ------  ------- -------- ------ ------ -------- -------
Unrealized gain on available-
     for-sale securities:
    Unrealized gains during the
     Period                       $ 112   $ (39)   $ 73     $160    $(56)   $104   $  -     $  -     $  -
    Reclassification adjustment
     for gains included in net
     income during the period         -       -       -        -       -       -      -        -        -
                                   ----    ----    ----     ----    ----    ----   ----     ----     ----
    Net unrealized gains            112     (39)     73      160     (56)    104      -        -        -
Change in adjustment for
    minimum pension liability       (69)     30     (39)      19       3      22     43        -       43
                                   ----    ----    ----     ----    ----    ----   ----     ----     ----
Other comprehensive income
                                  $  43   $  (9)   $ 34     $179    $(53)   $126   $ 43     $  -     $ 43
                                   ====    ====    ====     ====    ====    ====   ====     ====     ====




8.    OPERATING SEGMENTS AND RELATED DISCLOSURES

     In 1998, US Airways adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.



     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding USAM). The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's three wholly-owned regional airlines and from a marketing agreement with a non-owned US Airways Express air carrier. As explained in Note 1(k), effective October 1, 1996, US Airways began purchasing all the capacity generated by US Airways Group's three wholly-owned regional carriers. Both reportable operating segments are engaged in the business of transporting passengers, property and mail, but have different operating and economic characteristics. US Airways offers air transportation using exclusively jets. Its cost structure is higher than US Airways Express due to, among other things, higher labor and operating equipment costs. US Airways Express provides air transportation using primarily turboprop aircraft. Its route network is designed to feed traffic into US Airways' route system at several points, primarily at US Airways' hubs. All Other (as presented in the table below) reflects the activity of USAM. See also Notes 1 (a) and 1 (b).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates segment performance based on several factors, of which the primary financial measure is income before taxes.

     Financial information for each reportable operating segment is set forth below (millions):

                                         Year ended December 31,
                                         ------------------------
                                     1998          1997           1996
                                     ----          ----           ----

Operating Revenues:
     US Airways                   $ 7,845       $ 7,896        $ 7,559
     US Airways Express               711           605            145
                                     ----         -----          -----
                                  $ 8,556       $ 8,501        $ 7,704
                                    =====         =====          =====
Depreciation and amortization expense:
     US Airways                   $   290       $   385        $   301
     US Airways Express                 -             -              -
                                    -----         -----          -----
                                  $   290       $   385        $   301
                                    =====         =====          =====
Interest income:
     US Airways                   $   182       $   114        $    80
     US Airways Express                 -             -              -
     All Other                         11             7              -
     Intercompany eliminations        (11)           (9)            (4)
                                    -----         -----          -----
                                  $   182       $   112        $    76
                                    =====         =====          =====
Interest expense:
     US Airways                   $   235       $   267        $   284
     US Airways Express                 -             -              -
     All Other                          -             2              4
     Intercompany eliminations        (11)           (9)            (4)
                                    -----         -----          -----
                                  $   224       $   260        $   284
                                    =====         =====          =====
Equity in earnings of affiliates:
     US Airways                   $     -       $     -        $     -
     US Airways Express                 -             -              -
     All Other (1)                      1            30             37
                                    -----         -----          -----
                                  $     1       $    30        $    37
                                    =====         =====          =====
Income (Loss) Before Taxes:
     US Airways                   $   764       $   338        $   107
     US Airways Express               161           119             52
     All Other (1)                     11           216             32
                                    -----         -----          -----
                                  $   936       $   673        $   191
                                    =====         =====          =====
Assets (2):
     US Airways                   $ 7,392       $ 8,072        $ 7,347
     US Airways Express                 -             -              -
     All Other                        306           194             63
                                    -----         -----          -----
                                  $ 7,698       $ 8,266        $ 7,410
                                    =====         =====          =====

                 (table is continued on following page)


                (table is continued from preceding page)

Capital Expenditures:
     US Airways                   $  624        $  271         $  176
     US Airways Express                -             -              -
     All Other                         -             -              -
                                     ---           ---            ---
                                  $  624        $  271         $  176
                                    ====          ====           ====

(1)See related information in Note 9.
(2)Substantially all located in the United States.

     Information concerning operating revenues (based on RPMs and yield) in principal geographic areas is as follows (millions):

                                     1998         1997           1996
                                    ------        -----          -----
United States                     $ 8,015       $ 7,966        $ 7,382
Foreign                               541           535            322
                                    -----         -----          -----
                                  $ 8,556       $ 8,501        $ 7,704
                                    =====         =====          =====

9.  USAM'S SALE OF CERTAIN INVESTMENTS

      As of December 31, 1996 and prior to the events described below, USAM owned 11% of the Galileo International Partnership (GIP) and approximately 21% of the Apollo Travel Services Partnership (ATS). GIP owned and operated the Galileo CRS and ATS marketed the Galileo CRS in the U.S. and Mexico.

     On July 30, 1997, Galileo completed an initial public offering (IPO) and used the proceeds, together with the proceeds of bank financing, to purchase ATS. Immediately preceding the IPO, GIP was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USAM received common stock shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USAM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%. USAM received proceeds of $62 million and recognized a pre-tax gain of $50 million from the sell-down of its interest in Galileo and received proceeds of $162 million and recognized a pre-tax gain of $130 million in connection with the ATS sale.

     As of December 31, 1998, USAM owned approximately 6.7% of Galileo and 11% of GJP. USAM applies the provisions of SFAS 115 to account for its remaining investment in Galileo, which is classified as "available-for-sale."

     USAM received distributions from GIP and GJP of $2 million and $1 million, respectively, during 1998, and $13 million and $1 million, respectively, during 1997. USAM also received a distribution from ATS of $5 million during 1997.

10.  RELATED PARTY TRANSACTIONS

    (a)  PARENT COMPANY

    US Airways provides loans to US Airways Group which arise in the normal course of business and bear interest at market rates, which are reset quarterly. US Airways' net receivable from US Airways Group for these loans were $82 million and $123 million as of December 31, 1998 and 1997, respectively.

    US Airways is currently financing US Airways Group's purchase deposits for Airbus aircraft at a blended interest rate, which is reset quarterly, based upon US Airways' outstanding debt and capital lease obligations. The related short-term receivable from US Airways Group was $132 million and $86 million as of December 31, 1998 and 1997, respectively.

     On December 30, 1997, US Airways Group purchased Shuttle, Inc. (Shuttle). US Airways provided the financing for this transaction at an interest rate of 7.5%, the balance of which was reflected in US Airways' balance sheet line item Receivable from parent company in Other Assets as of December 31, 1997. As of December 31, 1998, Receivable from parent company includes $226 million related to Shuttle's financing and $80 million related to financing for long-term purchase deposits for Airbus aircraft.

     US Airways reflects the receivable from US Airways Group associated with US Airways Group's common stock purchases as a reduction of Stockholder's Equity. The receivable is adjusted periodically for accrued interest.

     US Airways recorded net interest income of $72 million and $1 million in 1998 and 1997, respectively, and net interest expense of $20 million in 1996, related to the above transactions.

(b)  REGIONAL AIRLINE SUBSIDIARIES OF US AIRWAYS GROUP

     Effective October 1, 1996, US Airways began purchasing all of the capacity (available seat miles or ASMs) generated by US Airways Group's three wholly-owned regional airline subsidiaries, Allegheny Airlines, Inc. (Allegheny), Piedmont and PSA, at a rate per ASM that is determined by US Airways on a monthly basis and, concurrently, recognizing revenues that result from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to produce the capacity. US Airways recognized US Airways Express transportation revenues of $638 million, $605 million and $145 million and US Airways Express capacity purchases (expenses) of $497 million, $486 million and $93 million in 1998, 1997 and the fourth quarter of 1996, respectively, related to this program.

     US Airways provides various services including passenger handling, contract training and catering. US Airways recognized other operating revenues of $60 million, $55 million and $64 million related to these services for the years 1998, 1997 and 1996, respectively. These regional airlines also perform passenger and ground handling for US Airways at certain airports for which US Airways recognized other operating expenses of $26 million $22 million and $19 million for the years 1998, 1997 and 1996, respectively.

     US Airways also leases or subleases certain turboprop aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements of $6 million, $8 million and $14 million for the years 1998, 1997 and 1996, respectively. US Airways entered into a sale-leaseback arrangement with Allegheny during 1994 involving certain turboprop aircraft (in return, US Airways subleased these same aircraft back to Allegheny). This arrangement was terminated in September 1996. US Airways recognized other operating expenses related to the lease of these aircraft from Allegheny of $6 million for 1996.

     US Airways' receivables from and payables to these regional airlines were $12 million and $39 million, respectively, as of December 31, 1998 and $19 million and $37 million, respectively, as of December 31, 1997. Liabilities related to tickets sold for travel on the regional airline subsidiaries are included in the US Airways' Traffic balances payable and unused tickets balance sheet line item.

     US Airways and Shuttle provide each other with loans which arise in the normal course of business and bear interest at market rates, which are reset quarterly. US Airways' net payable to Shuttle for intercompany loan balances was $11 million as of December 31, 1998.




     US Airways provides various services to Shuttle including the sale of frequent traveler mileage credits, the subleasing of certain facilities and management services. US Airways recognized other operating revenues related to these services of $10 million during 1998. US Airways receivables from Shuttle were $9 million and $8 million, as of December 31, 1998 and 1997, respectively. US Airways' Traffic balances payable and unused tickets balance sheet line item includes $9 million and $7 million as of December 31, 1998 and 1997, respectively, related to tickets sold for travel on Shuttle.

     (c)  OTHER US AIRWAYS GROUP SUBSIDIARIES

     US Airways leased certain aircraft to US Airways Group's wholly-owned subsidiary US Airways Leasing and Sales, Inc. (US Airways Leasing and Sales). US Airways Leasing and Sales subleased these aircraft to third parties. This arrangement was terminated in January 1998. US Airways recognized other operating revenues related to these arrangements of $2 million and $4 million for the years 1997 and 1996, respectively. US Airways' receivable from US Airways Leasing and Sales was $21 million as of December 31, 1997 (primarily resulting from the transfer of income tax benefits as discussed in Note 3).

     US Airways purchases a portion of its aviation fuel from US Airways Group's wholly-owned subsidiary US Airways Fuel Corporation (Fuel Corp.), which acts as a fuel wholesaler to US Airways in certain circumstances. US Airways' aviation fuel purchases were $125 million, $183 million and $206 million for the years 1998, 1997 and 1996, respectively. US Airways' accounts payable to Fuel Corp. was $10 million and $17 million as of December 31, 1998 and 1997, respectively.

     AAL was incorporated in June 1998 and is a wholly-owned subsidiary of US Airways Group. AAL is a captive insurance company that was formed to manage a portion of US Airways' airline hull and liability insurance needs. A portion of the premium paid by US Airways to AAL is commission revenues to AAL and the remaining premium is used to obtain policies from insurance underwriters.

     (d)  BRITISH AIRWAYS

     During 1993, US Airways Group and British Airways entered into an Investment Agreement under which a wholly-owned subsidiary of British Airways purchased certain series of redeemable convertible preferred stock from US Airways Group and British Airways entered into code sharing and wet lease arrangements with US Airways.

     US Airways wet leased B767-200ER aircraft, including cockpit and cabin crews, to British Airways in order to serve three routes between the U.S. and London beginning in June 1993 and ending in May 1996. During 1996, US Airways recognized other operating revenues of $13 million related to these arrangements which were offset by an equal amount of other operating expenses. US Airways also had various agreements with British Airways for ground handling at certain airports, contract training and other services. US Airways recognized other operating revenues of $2 million for the first five months of 1997 and $6 million for the year 1996 related to services US Airways performed for British Airways.

    US Airways terminated the code share and other business arrangements between the two companies effective March 29, 1997. In addition, US Airways believes that British Airways held no ownership interest in US Airways Group after May 22, 1997.





11.  VALUATION AND QUALIFYING ACCOUNTS

                                               Allowance For
                                      ----------------------------
                                       Uncollectible   Inventory
                                         Accounts     Obsolescence
                                      --------------  ------------

                                              (in millions)

Balance as of December 31, 1995           $ 12           $162
     Additions charged to expense           11              9
     Amounts charged to allowance          (11)           (28)
                                           ---            ---
Balance as of December 31, 1996             12            143
     Additions charged to expense           14              9
     Amounts charged to allowance           (9)            (9)
                                           ---            ---
Balance as of December 31, 1997             17            143
     Additions charged to expense            9             10
     Amounts charged to allowance           (5)           (44)
                                           ---            ---
Balance as of December 31, 1998           $ 21           $109
                                           ===            ===
12.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                              First    Second    Third     Fourth
                             Quarter   Quarter   Quarter   Quarter
                             -------   -------   -------   -------

                                      (in millions)
1998
Operating Revenues            $2,031    $2,261    $2,177   $2,087
Operating Income              $  189    $  366    $  263   $  171
Net Income                    $  101    $  196    $  149   $  114

1997
Operating Revenues            $2,090    $2,208    $2,115   $2,087
Operating Income              $  174    $  259    $   85   $   68
Net Income                    $  144    $  202    $  187   $  520

See also Note 13.

Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

13.  NONRECURRING ITEMS AND SIGNIFICANT QUARTERLY ADJUSTMENTS

     (a)  1998

      US Airways' results for 1998 include one nonrecurring item recorded during the third quarter related to the early termination of leases for two BAe-146 aircraft. US Airways reversed $3 million of previously accrued rent obligations related to these aircraft (recorded as a credit to Aircraft rent expense).

     (b)  1997

     US Airways' results for 1997 include certain nonrecurring items: (i) $122 million recorded in Personnel costs (including a fourth quarter charge of $115 million related to an early retirement program for pilots (see also
Note 5(a)) and a second quarter charge of $7 million related to estimated employee severance payments due to efficiency measures US Airways announced during May 1997); (ii) a $1 million credit recorded in Aircraft rent due to the reversal of previously accrued lease obligations upon the subleasing of an additional BAe-146 aircraft, recognized in the second quarter (see also
Note 13(c) below); (iii) $5 million recorded in Other rent and landing fees (including a third quarter charge of $2 million to write-down certain equipment to be disposed of and a second quarter charge of $3 million to write-off lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues), both related to the May 1997 efficiency measures); (iv) $89 million recorded in Depreciation and amortization (including third quarter charges of $11 million related to the May 1997 efficiency measures to write-down certain equipment to be disposed of and a $59 million SFAS 121 impairment charge resulting from US Airways' September 1997 decision to retire its remaining DC-9-30 aircraft over the next several years, and second quarter charges of $1 million to write-off certain leasehold improvements and an $18 million SFAS 121 impairment charge to write-down certain DC-9-30 aircraft, both related to the May 1997 efficiency measures); and (v) $180 million recorded in Gains on sales of interests in affiliates which resulted from USAM's sale of certain investments as discussed in Note 9. US Airways also recognized certain tax benefits in 1997, as discussed in Note 3.

     (c)  1996

     US Airways' results for 1996 include two nonrecurring items recorded during the second quarter of 1996 related to its subleasing of 11 non-operating BAe-146 aircraft. US Airways reversed $23 million of previously accrued rent obligations related to these aircraft against Aircraft rent expense and reversed $7 million against Aircraft maintenance expense related to previously accrued lease return provisions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF US AIRWAYS GROUP

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 19, 1999 and is incorporated herein by reference. Information concerning executive officers of the Company is set forth in Part I, Item 1 of this report under the caption "Executive Officers" in reliance on General Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 19, 1999 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 19, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 19, 1999 and is incorporated herein by reference.



Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

CONSOLIDATED FINANCIAL STATEMENTS

(i) The following consolidated financial statements of US Airways Group, Inc.
     are included in Part II, Item 8A of this report:
        -Consolidated Statements of Operations for each of the three years ended December 31, 1998
        -Consolidated Balance Sheets as of December 31, 1998 and 1997 -Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998
        -Consolidated Statements of Changes in Stockholders' Equity
         (Deficit)
         for each of the three years ended December 31, 1998
        -Notes to Consolidated Financial Statements

(ii) The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8B of this report:

        -Consolidated Statements of Operations for each of the three years ended December 31, 1998
        -Consolidated Balance Sheets as of December 31, 1998 and 1997 -Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998
        -Consolidated Statements of Changes in Stockholder's Equity
         (Deficit)
         for each of the three years ended December 31, 1998
        -Notes to Consolidated Financial Statements

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

 3.4  By-Laws of US Airways.

10.1 Purchase agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1997) (portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately with the United States Securities and Exchange Commission (SEC)).

10.2 Amendment No. 1 dated June 10, 1998 to purchase agreement dated October 31, 1997 between US Airways Group and AVSA
      (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.3 Amendment No. 2 dated January 19, 1999 to purchase agreement dated October 31, 1997 between US Airways Group and AVSA
      (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).


10.4 Purchase agreement dated November 24, 1998 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.5 Incentive Compensation Plan of US Airways Group, Inc. as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1997).

10.6 US Airways, Inc. Supplementary Retirement Benefit Plan (incorporated by reference to Exhibit 10.5 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1989).

10.7 US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1994).

10.8 1998 Pilot Stock Option Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 10 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).



10.9 1997 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of November 18, 1997 (incorporated by reference to Exhibit 10.9 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1997).

10.10 1996 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 20, 1998 (incorporated by reference to Exhibit 10 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

10.11 US Airways Group Nonemployee Director Stock Incentive Plan
      (incorporated by reference to Exhibit B to US Airways Group's Proxy Statement dated April 15, 1996).

10.12 US Airways Group Nonemployee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.12 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1997).

10.13 Amendment No. 1 dated July 22, 1998 to the US Airways Group
      Nonemployee Director Deferred Stock Unit Plan.

10.14 Amendment No. 2 dated March 17, 1999 to the US Airways Group Nonemployee Director Deferred Stock Unit Plan.

10.15 1992 Stock Option Plan of USAir Group (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated March 31,
      1992).

10.16 1984 Stock Option and Stock Appreciation Rights Plan of USAir Group Inc. (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated March 30, 1984).

10.17 Amendment to Employment Agreement between US Airways and its former Senior Vice President-Finance and Chief Financial Officer
      (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended
      September 30, 1997).

10.18 Employment Agreement among US Airways Group and US Airways and the Chairman of both companies.

10.19 Employment Agreement among US Airways Group and US Airways and the President and Chief Executive Officer of both companies.

10.20 Employment Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel (incorporated by reference to Exhibit 10.13 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.21 Agreement between US Airways and its Chairman with respect to certain employment arrangements.

10.22 Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements



10.23 Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel with respect to certain employment arrangements (incorporated by reference to Exhibit 10.16 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.24 Agreement between US Airways and its Senior Vice President-Planning with respect to certain employment arrangements.

10.25 Employment Agreement between US Airways and its former Executive Vice President-Human Resources (incorporated by reference to Exhibit
      10.22 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.26 Agreement between US Airways and its Chairman providing supplemental retirement benefits (incorporated by reference to Exhibit 10.23 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.27 Amendment to the agreement between US Airways and its Chairman providing supplemental retirement benefits.

10.28 Agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.24 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.29 Amendment to the agreement between US Airways and its President and its Chief Executive Officer providing supplemental retirement benefits

10.30 Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel providing supplemental retirement benefits (incorporated by reference to Exhibit 10.25 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.31 Agreement between US Airways and its Senior Vice President-Planning providing supplemental retirement benefits.

10.32 Employment Agreement between US Airways and its former Executive Vice President-Human Resources providing retirement benefits (incorporated by reference to Exhibit 10.30 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

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


27.1  Financial Data Schedule-US Airways Group.

27.2  Financial Data Schedule-US Airways.

REPORTS ON FORM 8-K

Date of Report                   Subject of Report
--------------                   -----------------

March 5, 1999  News release announcing that pursuant to a secondary offering made by SOCIETE Internationale de Telcommunications Aeronatiquies ("SITA"), SITA sold part of its interest in the international data network service provider Equant n.v. As member of SITA, US Airways, Inc. is treated as having indirectly sold approximately 30 percent of its holdings in Equant n.v. and as a result will recognize a before-tax gain of $9,944,096.00.

January 20, 1999
               Consolidated statements of operations for both US Airways Group and US Airways for the three months and year ended December 31, 1998, and select operating and financial statistics for US Airways for the same periods.

December 4, 1998
               Document filed as an Exhibit in connection with, and incorporated by reference into, US Airways' Registration Statement on Form S-3 (Registration No. 33-64425). The registration statement and the Prospectus Supplement, dated December 4, 1998 to the Prospectus, dated September 28, 1998, relate to the offering by US Airways of Pass Through Certificates, Series 1998-1.

December 14, 1998
               Documents filed as Exhibits in connection with, and incorporated by reference into, US Airways' Registration Statement on Form S-3 (Registration No. 333-64425). The registration statement, and the Prospectus Supplement, dated December 4, 1998, to the Prospectus, dated November 17, 1998, relate to the offering of US Airways Pass Through Certificates, Series 1998-1.

November 23, 1998
               News release announcing US Airways Group's board of directors authorization for the purchase from time to time in the open market or in privately negotiated transactions of up to $500 million of the Company's outstanding common stock.


                  (this space intentionally left blank)


                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.

US AIRWAYS GROUP, INC. (REGISTRANT)


By: /s/ RAKESH GANGWAL
        ----------------
    Rakesh Gangwal, Director, President and Chief Executive Officer (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on March 19, 1999.


By: /s/ RAKESH GANGWAL
        ---------------
     Rakesh Gangwal, Director, President and Chief Executive Officer (Principal Executive Officer)


By: /s/ THOMAS A. MUTRYN
        -----------------
     Thomas A. Mutryn, Chief Financial Officer
    (Principal Financial Officer and Principal Accounting Officer)


By:                     *
   -----------------------------------
     Stephen M. Wolf, Director and Chairman


By:                     *
    -----------------------------------------
    Mathias J. DeVito, Director


By:                     *
    ----------------------------------------
    Peter M. George, Director


By:                     *
    ----------------------------------------
    George J. W. Goodman, Director


By:                     *
   -----------------------------------------
    John W. Harris, Director


By:                     *
    ----------------------------------------
    Edward A. Horrigan, Jr., Director



                   (signatures continued on following page)


                  (signatures continued from preceding page)


By:                     *
    ----------------------------------------
    Robert L. Johnson, Director


By:                     *
   -----------------------------------------
    Robert LeBuhn, Director


By:                     *
   -----------------------------------------
   John G. Medlin, Jr., Director


By:                     *
    ----------------------------------------
    Hanne M. Merriman, Director


By:                     *
    -----------------------------------------
    Raymond W. Smith, Director


By: /s/ THOMAS A. MUTRYN
    ----------------------
    Thomas A. Mutryn, Attorney-In-Fact

* Signed pursuant to power of attorney filed herewith.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.

US AIRWAYS, INC. (REGISTRANT)


By: /s/ RAKESH GANGWAL
        -----------------
     Rakesh Gangwal, Director, President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways and in the capacities indicated, on March 19, 1999.


By: /s/ RAKESH GANGWAL
        ----------------
     Rakesh Gangwal, Director, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ THOMAS A. MUTRYN
       -------------------
    Thomas A. Mutryn, Chief Financial Officer
   (Principal Financial Officer and Principal Accounting Officer)


                     (signatures continued on following page)


                    (signatures continued from preceding page)



By:                     *
   ---------------------------------------
    Stephen M. Wolf, Director and Chairman


By:                     *
   ---------------------------------------
    Mathias J. DeVito, Director


By:                     *
    ----------------------------------
    Peter M. George, Director


By:                     *
    ---------------------------------
    George J. W. Goodman, Director


By:                     *
    ---------------------------------
    John W. Harris, Director


By:                     *
    ---------------------------------
    Edward A. Horrigan, Jr., Director


By:                     *
    ---------------------------------
    Robert L. Johnson, Director


By:                     *
    --------------------------------
    Robert LeBuhn, Director


By:                     *
    ---------------------------------
    John G. Medlin, Jr., Director


By:                     *
    ---------------------------------
    Hanne M. Merriman, Director


By:                     *
    -----------------------------------
    Raymond W. Smith, Director


By: /s/ THOMAS A. MUTRYN
    -----------------------------------

    Thomas A. Mutryn, Attorney-In-Fact

* Signed pursuant to power of attorney filed herewith.




