Form 10-Q
period 1999-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1999-05-07
CIK 701345, 714560

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------


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

     As of April 30, 1999 there were outstanding approximately 73,836,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.





                           US AIRWAYS GROUP, INC.
                                     AND
                              US AIRWAYS, INC.
                                  FORM 10-Q
                    QUARTERLY PERIOD ENDED MARCH 31, 1999


                              TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION                                        Page
                                                                       ----

     Item 1A.  Financial Statements-US Airways Group, Inc.

          Condensed Consolidated Statements of Operations
            - Three Months Ended March 31, 1999 and 1998                  1
          Condensed Consolidated Balance Sheets
            - March 31, 1999 and December 31, 1998                        2
          Condensed Consolidated Statements of Cash Flows
            - Three Months Ended March 31, 1999 and 1998                  3
          Notes to Condensed Consolidated Financial Statements            4

     Item 1B.  Financial Statements-US Airways, Inc.

          Condensed Consolidated Statements of Operations
            - Three Months Ended March 31, 1999 and 1998                  7
          Condensed Consolidated Balance Sheets
            - March 31, 1999 and December 31, 1998                        8
          Condensed Consolidated Statements of Cash Flows
            - Three Months Ended March 31, 1999 and 1998                  9
          Notes to Condensed Consolidated Financial Statements           10

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                                18

Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          18

     Item 6.  Exhibits and Reports on Form 8-K                           18

SIGNATURES                                                               19





                            US Airways Group, Inc.
              Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 1999 and 1998 (unaudited)
              (in millions, except share and per share amounts)



                                                   1999       1998
                                                   ----       ----
Operating Revenues
  Passenger transportation                       $1,856     $1,858
  Cargo and freight                                  40         43
  Other                                             176        162
                                                  -----      -----
    Total Operating Revenues                      2,072      2,063

Operating Expenses
  Personnel costs                                   801        749
  Aviation fuel                                     129        167
  Commissions                                       124        124
  Aircraft rent                                     114        111
  Other rent and landing fees                       108        108
  Aircraft maintenance                              117        114
  Other selling expenses                            101        102
  Depreciation and amortization                      80         72
  Other                                             409        324
                                                  -----      -----
    Total Operating Expenses                      1,983      1,871
                                                  -----      -----
    Operating Income                                 89        192

Other Income (Expense)
  Interest income                                    15         30
  Interest expense                                  (50)       (63)
  Interest capitalized                                8          5
  Other, net                                         13          1
                                                  -----      -----
    Other Income (Expense), Net                     (14)       (27)
                                                  -----      -----
Income Before Taxes                                  75        165
  Provision for Income Taxes                         29         67
                                                  -----      -----
Net Income                                           46         98
  Preferred Dividend Requirement                      -         (6)
                                                  -----      -----
Earnings Applicable to Common Stockholders       $   46     $   92
                                                  =====      =====

Earnings per Common Share
  Basic                                          $ 0.57     $ 0.98
  Diluted                                        $ 0.56     $ 0.96

Shares Used for Computation (000)
  Basic                                          79,464     93,710
  Diluted                                        80,953    102,781

See accompanying Notes to Condensed Consolidated Financial Statements.


                      US Airways Group, Inc.
              Condensed Consolidated Balance Sheets
          March 31, 1999 (unaudited) and December 31, 1998
                         (in millions)

                                       March 31,      December 31,
                                         1999            1998
                                     ------------    ------------
     ASSETS
Current Assets
     Cash                                 $    32         $    29
     Cash equivalents                         333             583
     Short-term investments                   606             598
     Investment in marketable equity
          securities                          335               -
     Receivables, net                         408             355
     Materials and supplies, net              222             228
     Deferred income taxes                     77             347
     Prepaid expenses and other               200             224
                                            -----           -----
          Total Current Assets              2,213           2,364
Property and Equipment
     Flight equipment                       5,243           5,188
     Ground property and equipment            935             915
     Less accumulated depreciation and
          amortization                     (2,690)         (2,641)
                                            -----           -----
                                            3,488           3,462
     Purchase deposits                        216             198
                                            -----           -----
          Total Property and Equipment, Net 3,704           3,660
Other Assets
     Goodwill, net                            588             593
     Other intangibles, net                   478             475
     Investment in marketable equity
          securities                            -             301
     Deferred income taxes                    129               -
     Other assets, net                        477             477
                                            -----           -----
          Total Other Assets                1,672           1,846
                                            -----           -----
                                          $ 7,589         $ 7,870
                                            =====           =====

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt $    66         $    71
     Accounts payable                         472             430
     Traffic balances payable and unused
          tickets                             913             752
     Accrued aircraft rent                    115             166
     Accrued salaries, wages and vacation     334             329
     Other accrued expenses                   479             521
                                            -----           -----
          Total Current Liabilities         2,379           2,269
Noncurrent Liabilities
     Long-term debt, net of current
          maturities                        1,893           1,955
     Accrued aircraft rent                    316             332
     Deferred gains, net                      351             337
     Postretirement benefits other
          than pensions                     1,261           1,240
     Employee benefit liabilities and
          other                             1,059           1,144
                                            -----           -----
          Total Noncurrent Liabilities      4,880           5,008
Commitments and Contingencies
Stockholders' Equity
     Common stock                             101             101
     Paid-in capital                        2,280           2,283
     Retained earnings (deficit)             (702)           (748)
     Common stock held in treasury,
          at cost                          (1,403)         (1,069)
     Deferred compensation                    (92)            (99)
     Accumulated other comprehensive income,
          net of income tax effect            146             125
                                            -----           -----
          Total Stockholders' Equity          330             593
                                            -----           -----
                                          $ 7,589         $ 7,870
                                            =====           =====

See accompanying Notes to Condensed Consolidated Financial Statements.


                            US Airways Group, Inc.
               Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1999 and 1998 (unaudited)
                               (in millions)

                                                        1999       1998
                                                        ----       ----

Cash and Cash equivalents at beginning of period        $612     $1,094
                                                         ---      -----
Cash flows from operating activities
     Net income                                           46         98
     Adjustments to reconcile net income to net cash
        provided by (used for) operating activities
           Depreciation and amortization                  80         72
           Gain on dispositions of property               (1)        (3)
           Amortization of deferred gains and credits	    (7)        (6)
           Other                                          21         11
           Changes in certain assets and liabilities
               Decrease (increase) in receivables        (53)      (126)
               Decrease (increase) in materials
                  and supplies, prepaid expenses
                  and pension assets                      27        (17)
               Decrease (increase) in deferred
                  income taxes                            (3)        19
               Increase (decrease) in traffic
                  balances payable and unused tickets    161        209
               Increase (decrease) in accounts payable
                  and accrued expenses                   (16)        20
               Increase (decrease) in postretirement
                  benefits other than pensions,
                  noncurrent                              21         18
                                                         ---      -----
                     Net cash provided by (used for)
                        operating activities             276        295

Cash flows from investing activities
     Capital expenditures                               (241)       (88)
     Proceeds from the sale-leaseback of aircraft        132          -
     Proceeds from dispositions of property                3         56
     Decrease (increase) in short-term investments       (14)         4
     Decrease (increase) in restricted cash and
        investments                                        -        (52)
     Other                                                 2          1
                                                         ---      -----
                     Net cash provided by (used for)
                        investing activities            (118)       (79)

Cash flows from financing activities
     Principal payments on long-term debt                (67)       (99)
     Issuances of Common Stock                             -          7
     Purchases of Common Stock                          (339)         -
     Sales of treasury stock                               1          1
     Dividends paid on preferred stock                     -         (6)
                                                         ---      -----
                     Net cash provided by (used for)
                        financing activities            (405)       (97)
                                                         ---      -----
Net increase (decrease) in Cash and Cash equivalents    (247)       119
                                                         ---      -----
Cash and Cash equivalents at end of period              $365     $1,213
                                                         ===      =====


Noncash investing and financing activities
     Conversion of preferred stock into Common Stock    $  -     $  358
     Net unrealized gain on available-for-sale
       securities, net of income tax effect             $ 22     $   51

Supplemental Information
     Cash paid during the period for interest,
        net of amount capitalized                       $ 58     $   80
     Net cash paid during the period for income taxes   $ 27     $    2

See accompanying Notes to Condensed Consolidated Financial Statements.


                           US AIRWAYS GROUP, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Certain 1998 amounts have been reclassified to conform with 1999 classifications.

2.   EARNINGS PER COMMON SHARE

     Earnings per Common Share (EPS) is presented on both a basic and diluted basis in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options.

     The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                       1999         1998
                                                       ----         ----
Earnings applicable to common stockholders:
   Earnings applicable to common stockholders (basic) $  46        $  92
   Preferred dividend requirement*                        -            6
                                                       ----         ----
   Earnings applicable to common stockholders
     (diluted)                                        $  46        $  98
                                                       ====         ====
Common shares:
   Weighted average common shares outstanding (basic)    79           94
   Incremental shares related to outstanding
     stock options                                        2            2
   Incremental shares related to convertible
     preferred stock*                                     -	           7
                                                       ----         ----
   Weighted average common shares outstanding
     (diluted)                                           81          103
                                                       ====         ====

EPS-Basic                                             $0.57        $0.98
EPS-Diluted                                           $0.56        $0.96

     * Relates to the Company's Series H Preferred Stock, which was retired in March 1998.

     Note: EPS amounts may not recalculate due to rounding.


3.   COMPREHENSIVE INCOME

     During the quarters ended March 31, 1999 and 1998, comprehensive income amounted to $68 million and $152 million, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed primarily of changes in the fair value of the Company's investment in common stock of Galileo International, Inc. (Galileo).

4.   OPERATING SEGMENTS AND RELATED DISCLOSURES

     The Company has two reportable operating segments: US Airways, Inc. (US Airways) and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiary USAM Corp.) and Shuttle, Inc. The US Airways Express segment includes the operations of the Company's three wholly-owned regional airlines and activity resulting from a marketing agreement with a non-owned US Airways Express air carrier. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments. Financial information for each reportable operating segment is set forth below (in millions):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1999            1998
                                                  ----            ----
Operating Revenues:
   US Airways external                          $1,890          $1,908
   US Airways intersegment                          15              14
   US Airways Express external                     182             152
   US Airways Express intersegment                   8               7
   All Other                                         -               3
   Intersegment elimination                        (23)            (21)
                                                  -----           -----
                                                 $2,072          $2,063
                                                  =====           =====
Income Before Taxes:
   US Airways                                    $   73          $  147
   US Airways Express                                25              23
   All Other*                                       (23)             (5)
                                                  -----           -----
                                                 $   75          $  165
                                                  =====           =====

* Primarily interest expense related to borrowings from the Company's reportable operating segments.

5.   TREASURY STOCK

     The Company held 24.0 million shares and 17.4 million shares of Common Stock in treasury as of March 31, 1999 and December 31, 1998, respectively. The Company purchased $339 million of its common stock during the quarter ended March 31, 1999.

     During March 1999, the Company's Board of Directors authorized an additional stock purchase program for up to $500 million of the Company's common stock. The Company purchased $20 million of its common stock under this program during the quarter ended March 31, 1999.

6.   INVESTMENT IN MARKETABLE EQUITY SECURITIES

     As of March 31, 1999, this investment, which represents 7,000,400 shares of Galileo common stock, was reclassified to Current Assets from Other Assets (the related deferred income taxes were reclassified to Current Assets from Noncurrent liabilities). The reclassification was performed consistent with the Company's intent to sell this investment within one year.

7.   STOCKHOLDERS' EQUITY

     As a Delaware corporation, the Company is subject to certain provisions of the Delaware General Corporation Law (Delaware Law), including the maintenance of a capital surplus, with respect to its ability to pay dividends on or purchase shares of its common stock. There are a number of methods for calculating capital surplus under Delaware Law. As of March 31, 1999, the Company's capital surplus under Delaware Law was $253 million based on its balance sheets prepared in accordance with generally accepted accounting principles (assets less liabilities less the par value of outstanding capital stock).






                   (this space intentionally left blank)


                              US Airways, Inc.
              Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 1999 and 1998 (unaudited)
                               (in millions)


                                             1999            1998
                                             ----            ----

Operating Revenues
     Passenger transportation               $1,661         $1,677
     US Airways Express transportation
        revenues                               177            149
     Cargo and freight                          39             42
     Other                                     163            163
                                             -----          -----
          Total Operating Revenues           2,040          2,031

Operating Expenses
     Personnel costs                           744            697
     Aviation fuel                             119            154
     Commissions                               113            113
     Aircraft rent                              98             96
     Other rent and landing fees                99             99
     Aircraft maintenance                       88             92
     Other selling expenses                     91             93
     Depreciation and amortization              73             65
     US Airways Express capacity purchases     146            125
     Other                                     376            308
                                             -----          -----
          Total Operating Expenses           1,947          1,842
                                             -----          -----

          Operating Income                      93            189

Other Income (Expense)
     Interest income                            49             39
     Interest expense                          (50)           (63)
     Interest capitalized                        4              3
     Other, net                                 13              1
                                             -----          -----
          Other Income (Expense), Net           16            (20)
                                             -----          -----

Income Before Taxes                            109            169

     Provision for Income Taxes                 42             68
                                             -----          -----

Net Income                                  $   67         $  101
                                             =====          =====


See accompanying Notes to Condensed Consolidated Financial Statements.


                               US Airways, Inc.
                    Condensed Consolidated Balance Sheets
               March 31, 1999 (unaudited) and December 31, 1998
                                (in millions)

                                                    March 31,   December 31,
                                                      1999          1998
                                                      ----          ----
     ASSETS
Current Assets
     Cash                                          $     29      $     21
     Cash equivalents                                   331           583
     Short-term investments                             606           598
     Investment in marketable equity securities         335             -
     Receivables, net                                   403           351
     Receivables from related parties, net              134           169
     Materials and supplies, net                        199           202
     Deferred income taxes                               51           291
     Prepaid expenses and other                         187           174
                                                      -----         -----
          Total  Current Assets                       2,275         2,389

Property and Equipment
     Flight equipment                                 4,979         4,924
     Ground property and equipment                      904           886
     Less accumulated depreciation and amortization  (2,573)       (2,528)
                                                      -----         -----
                                                      3,310         3,282
     Purchase deposits                                   55             -
                                                      -----         -----
          Total Property and Equipment, Net           3,365         3,282

Other Assets
     Goodwill, net                                      453           457
     Other intangibles, net                             395           391
     Investment in marketable equity securities           -           301
     Receivable from parent company                     304           306
     Deferred income taxes                              123             -
     Other assets, net                                  563           572
                                                      -----         -----
          Total Other Assets                          1,838         2,027
                                                      -----         -----
                                                     $7,478        $7,698
                                                      =====         =====

     LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
     Current maturities of long-term debt          $     66      $     71
     Accounts payable                                   411           379
     Traffic balances payable and unused tickets        919           757
     Accrued aircraft rent                              110           155
     Accrued salaries, wages and vacation               328           323
     Other accrued expenses                             484           470
                                                      -----         -----
          Total Current Liabilities                   2,318         2,155

Noncurrent Liabilities
     Long-term debt, net of current maturities        1,892         1,954
     Accrued aircraft rent                              316           330
     Deferred gains, net                                349           335
     Postretirement benefits other than pensions      1,238         1,217
     Employee benefit liabilities and other           1,038         1,105
                                                      -----         -----
          Total Noncurrent Liabilities                4,833         4,941

Commitments and Contingencies
Stockholder's Equity
     Common stock                                         -             -
     Paid-in capital                                  2,431         2,431
     Retained earnings (deficit)                       (788)         (855)
     Receivable from parent company                  (1,462)       (1,099)
     Accumulated other comprehensive income,
       net of income tax effect                         146           125
                                                      -----         -----
          Total Stockholder's Equity                    327           602
                                                      -----         -----
                                                     $7,478        $7,698
                                                      =====         =====


See accompanying Notes to Condensed Consolidated Financial Statements.


                               US Airways, Inc.
                Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1999 and 1998 (unaudited)
                                (in millions)



                                                          1999        1998
                                                          ----        ----

Cash and Cash equivalents at beginning of period	         $604      $1,092
                                                           ---       -----
Cash flows from operating activities
     Net income                                             67         101
     Adjustments to reconcile net income to net
        cash provided by (used for) operating activities
           Depreciation and amortization                    73          65
           Losses (gains) on dispositions of property       (1)         (3)
           Amortization of deferred gains and credits       (7)         (7)
           Other                                           (11)        (14)
           Changes in certain assets and liabilities
               Decrease (increase) in receivables	         (50)       (112)
               Decrease (increase) in materials and
                 supplies, prepaid expenses and
                 pension assets                            (11)        (20)
               Decrease (increase) in deferred income
                 taxes                                      (9)         21
               Increase (decrease) in traffic balances
                 payable and unused tickets                161         210
               Increase (decrease) in accounts payable
                 and accrued expenses                       40          35
               Increase (decrease) in postretirement
                 benefits other than pensions, noncurrent   21          17
                                                           ---       -----
                   Net cash provided by (used for)
                     operating activities                  273         293

Cash flows from investing activities
     Capital expenditures                                 (206)        (66)
     Proceeds from the sale-leaseback of aircraft          132           -
     Proceeds from dispositions of property                  3          56
     Decrease (increase) in short-term investments         (14)          4
     Decrease (increase) in restricted cash and
       investments                                           -         (52)
     Funding of parent company's common stock purchases   (339)          -
     Funding of parent company's aircraft purchase
       deposits                                            (27)        (17)
     Other                                                   1           -
                                                           ---       -----
                   Net cash provided by (used for)
                     investing activities                 (450)        (75)

Cash flows from financing activities
     Principal payments on long-term debt                  (67)        (99)
                                                           ---       -----
                   Net cash provided by (used for)
                     financing activities                  (67)        (99)
                                                           ---       -----
Net increase (decrease) in Cash and Cash equivalents      (244)        119
                                                           ---       -----
Cash and Cash equivalents at end of period                $360      $1,211
                                                           ===       =====

Noncash investing and financing activities
     Net unrealized gain on available-for-sale
       securities, net of income tax effect               $ 22      $   51
     Reduction of parent company receivable-assignment
       of aircraft purchase rights by parent company      $ 70      $    -

Supplemental Information
     Cash paid during the period for interest, net
       of amount capitalized                              $ 58      $   80
     Net cash paid during the period for income taxes     $ 27      $    1



See accompanying Notes to Condensed Consolidated Financial Statements.


                               US AIRWAYS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiary USAM Corp. (USAM). US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Certain 1998 amounts have been reclassified to conform with 1999 classifications.

2.   COMPREHENSIVE INCOME

     During the quarters ended March 31, 1999 and 1998, comprehensive income amounted to $89 million and $155 million, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income is composed primarily of changes in the fair value of USAM's investment in common stock of Galileo International, Inc. (Galileo).

3.   OPERATING SEGMENTS AND RELATED DISCLOSURES

     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding USAM). The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's three wholly-owned regional airlines and from a marketing agreement with a non-owned US Airways Express air carrier.

     Financial information for each reportable operating segment is set forth below (in millions):

                                         Three Months Ended March 31,
                                         ----------------------------
                                             1999           1998
                                             ----           ----
Operating Revenues:
   US Airways                              $1,863         $1,882
   US Airways Express                         177            149
                                            -----          -----
                                           $2,040         $2,031
                                            =====          =====
Income Before Taxes:
   US Airways                              $   76         $  142
   US Airways Express                          31             24
   All Other                                    2              3
                                            -----          -----
                                           $  109         $  169
                                            =====          =====


4.   RELATED PARTY TRANSACTIONS

     US Airways reflects the receivable from US Airways Group associated with US Airways Group's common stock purchases as a reduction of Stockholder's Equity. The receivable is adjusted periodically for accrued interest. See also
Note 5 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 5 of this report.

5.   INVESTMENTS IN MARKETABLE EQUITY SECURITIES

     Please refer to Note 6 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 5 of this report.

6.   STOCKHOLDERS' EQUITY

     As a Delaware corporation, US Airways is subject to certain provisions of the Delaware General Corporation Law (Delaware Law), including the maintenance of a capital surplus, with respect to its ability to pay dividends on or purchase shares of its common stock. There are a number of methods for calculating capital surplus under Delaware Law. As of March 31, 1999, US Airways' capital surplus under Delaware Law was $327 million based on its balance sheets prepared in accordance with generally accepted accounting principles (assets less liabilities less the par value of outstanding capital stock).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             GENERAL INFORMATION

     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.'s (US Airways Group or the Company) and US Airways, Inc.'s (US Airways) Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1998. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company and US Airways, but rather updates disclosures made in the aforementioned filing.

     Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking information include: economic conditions, labor costs, aviation fuel costs, competitive pressures on product pricing-particularly from lower-cost competitors, weather conditions, government legislation, consumer perceptions of the Company's products, demand for air transportation in the markets in which the Company operates and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking information, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or in other factors affecting such estimates.

                              FINANCIAL OVERVIEW

     For the first quarter of 1999, the Company's operating revenues were $2.1 billion, operating income was $89 million, net income was $46 million and diluted earnings per common share


(EPS) was $0.56. For the comparative period in 1998, operating revenues were $2.1 billion, operating income was $192 million, net income was $98 million and EPS was $0.96.

     The major factors that influenced the Company's financial performance for 1998 continued to affect the Company's financial performance in the first quarter of 1999. These factors include relatively favorable domestic economic and industry conditions, overall favorable pricing trends in markets served by the Company's airline subsidiaries, recent marketing efforts undertaken by the Company and the positive influence of certain revenue-enhancement and cost-reduction initiatives. However, as discussed in "Results of Operations," inclement weather and certain matters involving information systems adversely affected the Company's financial performance during the first quarter of 1999.

                 UPDATE ON US AIRWAYS' COMPETITIVE POSITION

     US Airways, the Company's principal subsidiary, continues to add new Airbus single-aisle A320-Family aircraft to its operating fleet. As of December 31, 1998, US Airways operated six A320-Family aircraft, all A319s. In 1999, as of the date of this report, May 6, 1999, US Airways had acquired four additional A319s and its first A320. US Airways expects to take delivery of 28 additional Airbus A320-Family aircraft during the remainder of 1999. These new single-aisle aircraft are expected to replace certain older aircraft operated by the Company's airline subsidiaries. The new Airbus aircraft are more fuel-efficient, less costly to maintain, have greater range capabilities and are expected to provide certain customer service benefits over the aircraft they are intended to replace. US Airways retired three Douglas DC-9-30 aircraft in the first quarter of 1999 and expects to retire 13 additional DC-9-30 aircraft during the remainder of 1999. In addition, Shuttle, Inc. (Shuttle), a wholly-owned subsidiary of US Airways Group which operates under the trade name "US Airways Shuttle," expects to retire eight of its 12 Boeing B727-200 aircraft in 1999 (these aircraft will be replaced by another aircraft type). US Airways' first widebody Airbus A330-300 aircraft is currently scheduled for delivery in the first quarter of 2000. The new Airbus aircraft play an important part in the Company's long-term strategy of establishing US Airways as a competitive global airline. See "Liquidity and Capital Resources" for additional information related to the Company's commitments to purchase flight equipment.

     MetroJet continues to expand its operations-MetroJet was introduced on June 1, 1998 operating five aircraft and is expected to operate approximately 50 aircraft by the end of 1999. MetroJet accounted for approximately 7.4% of US Airways' capacity (available seat miles) during the first quarter of 1999. MetroJet, US Airways' response to low-cost, low-fare competition, continues to exceed management's expectations both operationally and financially. MetroJet's route network is composed of two primary elements: Florida routes (approx. 75%) and non-Florida business markets (approx. 25%). During the month of March 1999, for example, MetroJet's Florida flights had an average passenger load factor of 85.1% and its non-Florida flights, which are relatively new routes, had an average passenger load factor of 58.4%. MetroJet's overall average passenger load factor for March 1999 was 78.1%, significantly higher than US Airways' "mainline" service. MetroJet's on-time performance is also typically higher than US Airways' mainline service.

     US Airways recently announced that it would operate certain of its routes under the US Airways Shuttle trade name. US Airways Shuttle currently offers hourly service during certain times between New York (LaGuardia Airport) and Washington (Reagan Washington National Airport) and between New York and Boston (Logan International Airport). These routes are operated exclusively by the Company's Shuttle subsidiary. The US Airways routes that will become part of the US Airways Shuttle system include
US Airways' currently hourly service between Washington (Dulles International Airport) and both New York (LaGuardia) and Boston (Logan) and service between Washington (Reagan National) and Boston (Logan).


     In March 1999, US Airways announced that it had obtained commercially viable takeoff and landing slots at London's Gatwick Airport (Gatwick) that will permit the initiation of the long-awaited service from Charlotte. US Airways plans to begin operating the Charlotte-London service in June 1999. US Airways has also filed with the Department of Transportation for authority to serve London (Gatwick) from Pittsburgh and London's Heathrow Airport (Heathrow) from Boston, Charlotte, Philadelphia and Pittsburgh.
US Airways anticipates moving its operations at Gatwick to Heathrow when possible (the availability of operating rights at Heathrow is currently constrained by the bilateral aviation treaty between the U.S. and the United Kingdom). US Airways has announced that it will temporarily suspend Philadelphia-Amsterdam service effective June 12, 1999.

     In early May 1999, US Airways announced that it had reached an agreement with Chautauqua Airlines, Inc. (Chautauqua) to operate ten Embraer 145LR 50-seat regional jet aircraft as part of US Airways Express. Chautauqua is currently one of nine airlines that make up the US Airways Express system. The first two regional jets are scheduled to enter service with US Airways Express in July 1999 with the remaining eight aircraft entering service every other month between September 1999 and the end of 2000. The Company has also recently finalized an agreement with Bombardier Aerospace for the purchase of nine new deHavilland Dash-8 turboprop aircraft. These aircraft, all of which will be delivered in 1999, will be operated by the Company's regional airline subsidiaries as part of US Airways Express. In addition, the Company has extended the leases for ten Dash-8 aircraft by three years (these leases were originally scheduled to expire in 1999).

                           EFFECTS OF THE YEAR 2000

     The Company's Year 2000 (Y2K) compliance efforts remain on schedule. As of March 31, 1999, the Company had recognized expenses totaling $28 million related to these efforts for both information systems and non-information technology systems (e.g., miscellaneous airport devices, aircraft avionics, etc.), including expenses related to information systems encompassed by the Company's long-term technology management agreement with The SABRE Group, Inc. (TSG). The Company expects to incur additional expenses of $14 million in order to become fully Y2K compliant, including expenses related to information systems managed by TSG (excluding the cost of any replacement equipment that may be necessary and has not been identified). Most of the Company's primary information systems managed by TSG, including reservations, flight operations and cargo systems, are already Y2K compliant. The Company's remaining information systems are expected to be Y2K compliant by August 1, 1999, including certain non-Y2K compliant information systems that are scheduled to be replaced by Y2K compliant information systems provided by TSG. The Company's remaining mission critical information systems, including systems not managed by TSG, and non-information technology systems are expected to be Y2K compliant by August 31, 1999.

     Besides work aimed at assuring the Company's internal systems are Y2K compliant, the Company continues its efforts to determine the Y2K compliance status of the Company's vendors (including TSG and TSG's third-party vendors) and certain other third parties. The Company has contacted its primary suppliers and plans to evaluate its long-term relationship with these vendors based on their responses to these surveys. The Company is also participating in Y2K compliance review efforts being coordinated on an industry-wide basis by the Airline Transport Association and the International Air Transport Association.

     Despite the Company's Y2K compliance efforts, there can be no assurance that the Company's own computer software and systems (including those provided by TSG), those of its suppliers, the airports at which the Company operates, or the air traffic control system managed by the Federal Aviation Administration or foreign nations will be made Y2K compliant in a timely manner. Any such failures could have a material adverse effect on the business, financial condition and results of operations of the Company and its subsidiaries. The Company has established and continues to refine contingency plans in the event that any mission critical system is not Y2K compliant by the date required. In the event that the Company is required to implement a contingency plan, it believes that the result may be significant delays in operations and flight cancellations. In the event that such delays and flight cancellations occur, it is possible, depending on the extent of the delays and cancellations, that there could be a material adverse impact on the Company's financial condition and results of operations.

     Additional information related to the Company's Y2K compliance efforts can be found in the Company's and US Airways' Annual Report to the SEC on Form 10-K for the year ended December 31, 1998.

                              OTHER INFORMATION

     On April 1, 1999, US Airways' fleet service employees, who are represented by the International Association of Machinists and Aerospace Workers, ratified an initial labor contract. The new contract, which covers approximately 6,000 employees, is based on pay parity with other major domestic airlines. In addition, on May 3, 1999, US Airways' flight crew training instructors (approximately 125 employees) ratified a new collective bargaining agreement. Also on May 3, 1999, US Airways and the Communications Workers of America jointly filed for mediation of the passenger service negotiations with the National Mediation Board.

RESULTS OF OPERATIONS

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in
Part I, Item 1A of this report) and in selected US Airways operating and financial statistics. Except where noted, operating statistics referred to below are for scheduled service only.

                      THREE MONTHS ENDED MARCH 31, 1999
                              COMPARED WITH THE
                      THREE MONTHS ENDED MARCH 31, 1998

Operating Revenues-Passenger transportation revenues attributable to the Company's three wholly-owned regional airlines increased $12.4 million or 8.7% primarily due to a 5.7% increase in capacity (ASMs). See "Selected
US Airways Operating and Financial Statistics" below for additional information related to US Airways' passenger transportation revenues, which decreased marginally quarter-over-quarter. Cargo and freight revenues decreased due primarily to less mail volume (competitive factors). Other operating revenues increased 8.6% related primarily to increased sales of capacity (ASMs) generated by a non-owned US Airways Express air carrier in certain markets. The increase in revenues from these capacity sales is partially offset by increases in expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-The Company's Personnel costs increased 6.9% due primarily to weather factors, certain matters related to information systems (see Selected US Airways Operating and Financial Statistics) and the effects of a lower discount rate used to calculate certain pension and benefit plan liabilities in 1999. Aviation fuel decreased significantly due primarily to lower average fuel prices. Depreciation and amortization increased due to an increase in amortization of capitalized software costs (related primarily to information systems provided by TSG) and higher depreciation expenses associated with reducing the remaining depreciable life of certain DC-9-30 aircraft. Other operating expenses increased significantly due to expenses associated with US Airways' information services management contract with TSG (see also "Effects of the Year 2000"), expenses associated with purchases of capacity from a non-owned US Airways Express air carrier (see Other operating revenues above) and weather-related factors (e.g., aircraft de-icing, interrupted trips expenses, etc.).

Other Income (Expense)-Interest income decreased as the average balance of cash equivalents and short-term investments was substantially lower in the first quarter of 1999 (see also "Liquidity and Capital Resources"). Interest expense decreased due to less outstanding long-term debt. The Company's outstanding long-term debt (including current maturities) has decreased $554 million since March 31, 1998. Interest capitalized increased due primarily to an increase in equipment purchase deposits for new Airbus aircraft. Other, net for the first quarter of 1999 includes a $9.9 million gain which resulted from the sale of approximately 30% of US Airways' interest in Equant n.v., an international data network service provider (the interest was held through US Airways' interest in SOCIETE Internationale de Telecommunications Aeronatiqies).

Provision for Income Taxes-A decrease in pre-tax income for the first quarter of 1999 was the major contributor to the lower provision.

Preferred Dividend Requirement-The Series H Preferred Stock was retired during March 1998.

Earnings per Common Share-Affected by lower earnings applicable to common stockholders and less shares of common stock outstanding (see "Liquidity and Capital Resources" related to the Company's retirement of its Series H Preferred Stock and purchases of its common stock).

       SELECTED US AIRWAYS OPERATING AND FINANCIAL STATISTICS (NOTE 1)
                                 (UNAUDITED)

                                           Three Months
                                           Ended March 31,
                                           ---------------    Increase
                                            1999     1998    (Decrease)
                                            ----     ----    ----------
Revenue passengers (thousands)*           12,998   13,308      (2.3) %
Total revenue passenger miles (RPMs)
  (millions) (Note 2)                      9,573    9,481       1.0  %
RPMs (millions)*                           9,553    9,445       1.1  %
Total available seat miles (ASMs)
  (millions) (Note 3)                     14,134   13,734       2.9  %
ASMs (millions)*                          14,107	  13,692       3.0  %
Passenger load factor* (Note 4)             67.7 %   69.0 %    (1.3) pts.
Break-even load factor (Note 5)             65.0 %   63.8 %     1.2  pts.
Yield* (Note 6)                            17.39 c  17.75 c    (2.0) %
Passenger revenue per ASM* (Note 7)        11.77 c  12.25 c    (3.9) %
Revenue per ASM (Note 8)                   13.19 c  13.70 c    (3.7) %
Cost per ASM (Note 9)                      12.75 c  12.50 c     2.0  %
Average passenger journey (miles)*           735      710       3.5  %
Average stage length (miles)*                614      591       3.9  %
Revenue aircraft miles (millions)*           105      102       2.9  %
Cost of aviation fuel per gallon (Note 10) 43.27 c  57.66 c   (25.0) %
Cost of aviation fuel per gallon,
  excluding fuel taxes (Note 11)           37.17 c  51.63 c   (28.0) %
Gallons of aviation fuel consumed
  (millions)                                 275      267       3.0  %
Number of aircraft in operating fleet at
  period-end                                 377      371       1.6  %
Full-time equivalent employees at
  period-end                              38,832   38,625       0.5  %

*   Scheduled service only (excludes charter service).
c   Cents.

Note 1. Operating statistics include US Airways' "mainline" operations as well as the operations of its low-fare product, MetroJet, which commenced operations on June 1, 1998. Operating statistics include free frequent travelers and the related miles they flew. Revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways' financial results for purposes of financial statistical calculations and better comparability between periods.
Note 2. RPMs-Revenue passengers multiplied by the number of miles they flew.
Note 3. ASMs-Seats available multiplied by the number of miles flown (a measure of capacity).
Note 4. Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).

            (notes to the table are continued on the following page)


                 (notes relate to table on preceding page)

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

     As mentioned above, the Company's financial results for the first quarter of 1999 were adversely affected by inclement weather (snow/ice storms) in the eastern United States and the recent conversion of certain information systems (including reservations, airport customer services and flight tracking systems) to those provided by TSG. The effects on US Airways' operations of the inclement weather were compounded by the systems conversions. The new systems resulted in changes to many basic work processes-temporarily affecting the efficiency at which certain processes were performed (including increasing employee overtime). In the first quarter of 1999, US Airways was forced to cancel approximately 5.6% of its flights. In contrast, US Airways flight cancellation rate averaged 2.5% in the first quarters of 1998 and 1997. The unusually large number of cancellations of planned flights increased US Airways' unit cost (cost per ASM) since it was geared to operate a larger schedule. As US Airways cancelled flights its costs did not decrease proportionally-only expenses such as aviation fuel, landing fees and commissions were avoided. At the same time US Airways lost most of the revenue from the cancelled flights.

     US Airways' unit revenue (revenue per ASM) fell 3.7% and its unit cost increased 2.0% (see discussion in previous paragraph). See "Results of Operations" for more specific information related to changes in certain operating expenses. US Airways' unit cost is expected to be lower for full-year 1999 compared to full-year 1998. This reduction will be driven by the continued expansion of lower-cost MetroJet operations, additional capacity
(ASMs) resulting from deliveries of new Airbus aircraft, efficiencies realized as a result of the implementation of the new TSG information systems and spreading operating costs over a larger ASM base.

     US Airways capacity (ASMs) increased 3.0% due to deliveries of new aircraft outpacing both retirements of older aircraft and the effects of inclement weather on US Airways' operations in the first quarter of 1999 (see above). US Airways' capacity is expected to increase 7.0% for 1999, including increases of 5.5%, 9.5% and 10.0% in the second, third and fourth quarter, respectively. The capacity increase will be largely driven by MetroJet, which will contribute about 5 percentage points of the 7.0% increase, with transatlantic operations making up the remainder of the increase.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company's Cash, Cash equivalents and Short-term investments totaled $971 million and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.93 (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1A of this report). As of December 31, 1998, the Company's Cash, Cash equivalents and Short-term investments totaled $1.2 billion and the Company's current ratio was 1.0. The Company's debt to equity ratio was 5.9 and 3.4 as of March 31, 1999 and December 31, 1998, respectively. The decrease in the current ratio can be attributed to a decrease in Cash equivalents and Short-term investments linked to the Company's purchases of its common stock (see below) partially offset by the reclassification of the Company's investment in common stock of Galileo International, Inc. to current assets (the effects of which on the current ratio were partially offset by the reclassification of the related noncurrent deferred income tax liability against current deferred income tax assets). The increase in the debt to equity ratio primarily reflects the decrease in


Stockholder's Equity resulting from an increase in shares of common stock held in treasury (see below) partially offset by net income for first quarter 1999.

     For the first three months of 1999, the Company's operating activities provided net cash of $276 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report) compared to $295 million for the first three months of 1998. Operating cash flows during the first quarter of 1999 were adversely affected by the same factors that adversely affected financial results during that period (see discussion in "Result of Operations").

     The net cash used for investing activities during the first three months of 1999 was $118 million. The comparative amount for 1998 was $79 million. Investing activities during the first three months of 1999 included cash outflows of $241 million related to capital expenditures and cash inflows of $135 million related to asset dispositions. Capital expenditures included $221 million for aircraft and aircraft-related assets, including the purchase of five new Airbus A320-Family aircraft, the purchase of two operating aircraft that were previously leased and purchase deposits related to new Airbus aircraft scheduled for future delivery. US Airways completed sale-leaseback transactions for four of the new Airbus aircraft prior to the end of the quarter generating proceeds of $132 million (the other new Airbus aircraft purchased during the first quarter of 1999 was sold and leased-back in early April 1999). During the first three months of 1998, the Company's capital expenditures included purchase deposits for new Airbus flight equipment, the purchase of an aircraft at expiration of its lease and costs associated with the purchase of other assets, most notably costs associated with information systems provided by TSG. Asset dispositions during the first quarter of 1998 included proceeds of $47 million from US Airways' sale of substantially all of its information systems and related assets to TSG and proceeds of $6 million from US Airways' sale of four nonoperating aircraft.

     Net cash used for financing activities during the first three months of 1999 was $405 million, including $339 million related to the Company's purchase of 6.6 million shares of its common stock. From January 1998, when the Company's first common stock purchase program was authorized, through March 31, 1999, the Company had purchased a total of 24.6 million shares of its common stock at a total cost of $1.4 billion. The Company' Board of Directors authorized a fifth common stock purchase program in March 1999 for the purchase of $500 million of the Company's common stock. As of March 31, 1999, the Company had purchased $20 million of its common stock under the fifth program. As discussed in Note 7 to the Company's Notes to Condensed Consolidated Financial Statements, the Company is subject to certain provisions of Delaware General Corporate Law with respect to its ability to pay dividends on or purchase shares of its common stock. Besides normal debt repayments during the first quarter of 1999, US Airways retired early certain debt with a principal amount of $46 million. As of March 31, 1999, the Company's outstanding long-term debt had fallen below $2 billion for the first time since 1988. Financing activity during the first three months of 1998 included the March 12, 1998 conversion of Company's Series H Preferred Stock into 9.2 million shares of Common Stock (and the Series H Preferred Stock was retired). The Company paid dividends of $6 million to holders of its Series H Preferred Stock in 1998 prior to the retirement of that series.

     The Company's agreements to acquire new Airbus aircraft, accompanying jet engines and ancillary assets increase the Company's financing needs and result in a significant increase in its financial obligations and debt burden. As of the date of this report, May 6, 1999, the Company had orders for 389 Airbus A320-Family aircraft, including 117 aircraft on firm order, 112 additional aircraft subject to reconfirmation prior to scheduled delivery and options for another 160 aircraft. In addition, the Company also had orders for 30 Airbus widebody aircraft, including seven on firm order, an additional seven aircraft subject to reconfirmation prior to delivery and options for 16 additional widebody aircraft. Adverse changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from lower-cost competitors or increases in the cost of aviation fuel, could have a material adverse effect on the Company's results of operations, financial condition and future prospects. The Company's results of operations and financial condition are particularly susceptible to adverse changes in general economic and market conditions due to US Airways' high cost structure relative to its major competitors. US Airways continues to address its cost structure, primarily by replacing certain older aircraft with new Airbus aircraft and expanding its MetroJet product.

     The Company expects to satisfy its short-term liquidity requirements, including obligations related to the acquisition of new aircraft and related equipment, through a combination of third-party financing, cash on hand and cash generated from operations. The Company expects to finance a substantial portion of the cost of new aircraft with a combination of enhanced equipment trust certificates, or similar debt and/or leveraged leases. US Airways has used cash to purchase all of its new Airbus aircraft and continues to complete sale-leaseback transactions for each aircraft soon after delivery. The Company has commitments or letters of intent that it believes will provide financing for at least 25% of the anticipated purchase price of all of its firm-order Airbus aircraft. However, further financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of the aircraft purchase price and for other aircraft-related expenditures. Other capital expenditures, such as for training simulators, rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's disclosures related to certain market risks as reported under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of US Airways Group, Inc. and US Airways, Inc. to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

Part II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     No new material legal proceedings have commenced during the time period covered by this interim report. In addition, there have been no significant developments in the pending legal proceedings as previously reported on the Annual Report of US Airways Group, Inc. and US Airways, Inc. to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

DESIGNATION                 DESCRIPTION

27.1            Financial Data Schedule-US Airways Group, Inc.
27.2            Financial Data Schedule-US Airways, Inc.



                   (this space intentionally left blank)


B.  REPORTS ON FORM 8-K

DATE OF REPORT                       SUBJECT OF REPORT

April 21, 1999     News release disclosing the results of operations for
                   both US Airways Group, Inc. and US Airways, Inc. for the three months ended March 31, 1999, and selected operating and financial statistics for US Airways for the same period. In addition, the Company commented on its earnings per share expectations versus that of the First
                   Call consensus for the quarter ended June 30, 1999 and for full-year 1999.

April 9, 1999      Certain forward-looking information was provided by US
                   Airways, Inc. to the investment community related to aircraft fleet and selected operating and financial statistics.

March 30, 1999     News release announcing US Airways Group, Inc.'s board of
                   directors authorization for the purchase from time to time in the open market or in privately negotiated transactions of up to an additional $500 million of the Company's outstanding common stock. In addition, the Company commented on its earnings per share expectations versus that of the First Call consensus for the quarter ended March 31, 1999 and for full-year 1999.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    US Airways Group, Inc. (Registrant)

Date: May 6, 1999                   By: /s/ Thomas A. Mutryn
                                    ------------------------------------
                                    Thomas A. Mutryn
                                    Senior Vice President-Finance and
                                    Chief Financial Officer


                                    US Airways, Inc. (Registrant)

Date: May 6, 1999                   By: /s/ Thomas A. Mutryn
                                    ------------------------------------
                                    Thomas A. Mutryn
                                    Senior Vice President-Finance and
                                    Chief Financial Officer






                    (this space intentionally left blank)


