Form 10-K/A
period 1998-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1999-05-14
CIK 701345, 714560

FORM 10-K/A-- ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                 (Mark One)
         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 1998
                                     or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                     For the transition period from to
                           US AIRWAYS GROUP, INC.
           (Exact name of registrant as specified in its charter)

                      State of Incorporation: Delaware

               2345 Crystal Drive, Arlington, Virginia 22227
                  (Address of principal executive offices)

                               (703) 872-5306
            (Registrant's telephone number, including area code)

                      (Commission file number: 1-8444)
              (I.R.S. Employer Identification No.: 54-1194634)

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

                      (Commission file number: 1-8442)
              (I.R.S. Employer Identification No.: 53-0218143)

        Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Registrant         Title of each class        on which registered
         ----------          ------------------        --------------------
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

Item of Form 10-K            Document Incorporated by Reference
                             ----------------------------------

Part III, Items 10, 11,      Proxy Statement* (excluding
12 and 13                    therefrom the subsections
                             entitled "Human Resources
                             Committee Report on Executive
                             Compensation" and "Performance
                             Graph)

* Refers to the definitive Proxy Statement of US Airways Group, Inc., filed pursuant to Regulation 14A, relating to the Annual Meeting of Stockholders of US Airways Group, Inc. to be held on May 19, 1999.


                              EXPLANATORY NOTE

        This Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 is being filed solely to re-file a new version of Exhibit
10.4 hereto (pursuant to a confidential treatment request filed with the Securities and Exchange Commission (SEC)) and to amend the list of Exhibits included herein relating thereto. The 10-K/A constitutes Amendment No. 1 to US Airways Group Inc.'s (US Airways Group) and US Airways, Inc.'s (US Airways) Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Part IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

CONSOLIDATED FINANCIAL STATEMENTS

(i) The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of the Form 10-K filed on March 19, 1999: -Consolidated Statements of Operations for each of the three years ended December 31, 1998 -Consolidated Balance Sheets as of December 31, 1998 and 1997 -Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998 -Consolidated Statements of Changes in Stockholders' Equity (Deficit) for each of the three years ended December 31, 1998 -Notes to Consolidated Financial Statements

(ii) The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8B of the Form 10-K filed on March 19, 1999: -Consolidated Statements of Operations for each of the three years ended December 31, 1998 Consolidated Balance Sheets as of December 31, 1998 and 1997 -Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998 -Consolidated Statements of Changes in Stockholder's Equity (Deficit) for each of the three years ended December 31, 1998 -Notes to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

        All financial statement schedules have been omitted because they are not applicable or not required, or because the required information was either incorporated by reference or included in the financial statements or notes thereto included in the Form 10-K filed on March 19, 1999.

EXHIBITS

Designation                  Description
                             ------------

* 3.1 Restated Certificate of Incorporation of US Airways Group, Inc. (incorporated by reference to Exhibit 3.1 to US Airways Group's Registration Statement on Form 8-B dated January 27, 1983), including the Certificate of Amendment dated May 13, 1987 (incorporated by reference to Exhibit 3.1 to US Airways Group's and US Airways, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31,
                      1987), the Certificate of Increase dated June 30, 1987 (incorporated by reference to Exhibit 3 to US Airways Group's and US Airways' Quarterly Report on Form 10-Q for the quarter ended June 30, 1987), the Certificate of Increase dated October 16, 1987 (incorporated by reference to Exhibit 3.1 to US Airways Group's and US Airways' Quarterly report on Form 10-Q for the quarter ended September 30, 1987), the Certificate of Increase dated August 7, 1989 (incorporated by reference to Exhibit 3.1 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1989), the Certificate of Increase dated April 9, 1992 (incorporated by reference to Exhibit 3.1 to US Airways Group's and US Airways' Annual Report on Form 10-K for the year ended December 31, 1992), the Certificate of Increase dated January 21, 1993 (incorporated by reference to US Airways Group's and US Airways' Annual Report on Form 10-K for the year ended December 31, 1992), and the Certificate of Amendment dated May 26, 1993 (incorporated by reference to Appendix II to US Airways Group's Proxy Statement dated April 26,
                      1993); and the Certificate of Ownership and Merger merging Nameco, Inc. into USAir Group, Inc.
                      dated February 17, 1997 (incorporated by reference to Exhibit 3.1 to US Airways Group's Annual Report on Form 10-K for 1996).

* 3.2                 By-Laws of US Airways Group.

* 3.3 Restated Certificate of Incorporation of US Airways (incorporated by reference to Exhibit 3.1 to US Airways' Registration Statement on Form 8-B dated January 27, 1983); and the Certificate of Amendment to Restated Certificate of Incorporation of USAir, Inc. dated February 17, 1997 (incorporated by reference to Exhibit 3.3 to US Airways' Annual Report on Form 10-K for 1996).

* 3.4                 By-Laws of US Airways.

* 10.1 Purchase agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1997) (portions of this exhibit were omitted pursuant to a request for confidential treatment filed separately with the SEC.

* 10.2 Amendment No. 1 dated June 10, 1998 to purchase agreement dated October 31, 1997 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

* 10.3 Amendment No. 2 dated January 19, 1999 to purchase agreement dated October 31, 1997 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

  10.4 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

* 10.5                Incentive Compensation Plan of US Airways Group, Inc.
                      as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1997).

* 10.6 US Airways, Inc. Supplementary Retirement Benefit Plan (incorporated by reference to Exhibit 10.5 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1989).

* 10.7 US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1994).

* 10.8 1998 Pilot Stock Option Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 10 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

* 10.9                1997 Stock Incentive Plan of US Airways Group, Inc.
                      as amended and restated as of November 18, 1997 (incorporated by reference to Exhibit 10.9 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1997).

* 10.10               1996 Stock Incentive Plan of US Airways Group, Inc.
                      as amended and restated as of May 20, 1998
                      (incorporated by reference to Exhibit 10 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

* 10.11 US Airways Group Nonemployee Director Stock Incentive Plan (incorporated by reference to Exhibit B to US Airways Group's Proxy Statement dated April 15,
                      1996).

* 10.12 US Airways Group Nonemployee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.12 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1997).

* 10.13 Amendment No. 1 dated July 22, 1998 to the US Airways Group Nonemployee Director Deferred Stock Unit Plan.

* 10.14 Amendment No. 2 dated March 17, 1999 to the US Airways Group Nonemployee Director Deferred Stock Unit Plan.

* 10.15 1992 Stock Option Plan of USAir Group (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated March 31, 1992).

* 10.16 1984 Stock Option and Stock Appreciation Rights Plan of USAir Group Inc. (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated March 30, 1984).

* 10.17 Amendment to Employment Agreement between US Airways and its former Senior Vice President-Finance and Chief Financial Officer (incorporated by reference to
                      Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30,
                      1997).

* 10.18 Employment Agreement among US Airways Group and US Airways and the Chairman of both companies.

* 10.19 Employment Agreement among US Airways Group and US Airways and the President and Chief Executive Officer of both companies.

* 10.20 Employment Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel (incorporated by reference to Exhibit
                      10.13 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

* 10.21 Agreement between US Airways and its Chairman with respect to certain employment arrangements
                      (incorporated by reference to Exhibit 10.14 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

* 10.22 Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements (incorporated by reference to Exhibit 10.15 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

* 10.23 Agreement between US Airways and its Executive Vice President- Corporate Affairs and General Counsel with respect to certain employment arrangements (incorporated by reference to Exhibit 10.16 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

* 10.24 Agreement between US Airways and its Senior Vice President-Planning with respect to certain employment arrangements.

* 10.25 Employment Agreement between US Airways and its former Executive Vice President-Human Resources (incorporated by reference to Exhibit 10.22 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

* 10.26 Agreement between US Airways and its Chairman providing supplemental retirement benefits
                      (incorporated by reference to Exhibit 10.23 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

* 10.27 Amendment to the agreement between US Airways and its Chairman providing supplemental retirement benefits.

* 10.28 Agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.24 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

* 10.29 Amendment to the agreement between US Airways and its President and its Chief Executive Officer providing supplemental retirement benefits

* 10.30 Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel providing supplemental retirement benefits (incorporated by reference to Exhibit 10.25 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

* 10.31 Agreement between US Airways and its Senior Vice President-Planning providing supplemental retirement benefits .

* 10.32 Employment Agreement between US Airways and its former Executive Vice President-Human Resources providing retirement benefits (incorporated by reference to Exhibit 10.30 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

* 21.1                Subsidiaries of US Airways Group.

* 21.2                Subsidiaries of US Airways.

* 23.1 Consent of the Auditors of US Airways Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

* 23.2 Consent of the Auditors of US Airways to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

* 24.1 Powers of Attorney signed by the directors of US Airways Group, authorizing their signatures on this report.

* 24.2 Powers of Attorney signed by the directors of US Airways, authorizing their signatures on this report.

* 27.1                Financial Data Schedule-US Airways Group.

* 27.2                Financial Data Schedule-US Airways.

----------------------

   * Filed previously with or incorporated by reference in Form 10-K on March 19, 1999.


REPORTS ON FORM 8-K

Date of Report               Subject of Report
                             -----------------

March 5, 1999         News release announcing that pursuant to a secondary
                      offering madde by SOCIETE Internationale de
                      Telecommunications Aeronatiquies ("SITA"), SITA sold part of its interest in the international data network service provider Equant n.v. As member of SITA, US Airways, Inc. is treated as having indirectly sold approximately 30 percent of its holdings in Equant n.v. and as a result will recognize a before-tax gain of $9,944,096.00.

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

December 14, 1998     Documents filed as Exhibits in connection with, and
                      incorporated by reference into, US Airways'
                      Registration Statement on Form S-3 (Registration No.
                      333-64425). The registration statement and the Prospectus Supplement, dated December 4, 1998 to the
                      Prospectus, dated November 17, 1998, relate to the offering by US Airways Pass Through Certificates,
                      Series 1998-1.

November 23, 1998     News release announcing US Airways Group's board of
                      directors authorization for the purchase from time to time in the open market or in privately negotiated transactions of up to $500 million of the Company's outstanding common stock.

                           (this space intentionally left blank)



                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1999.


US AIRWAYS GROUP, INC. (REGISTRANT)


By:  /s/ RAKESH GANGWAL
     -----------------------------
Rakesh Gangwal, Director, President
and Chief Executive Officer
(Principal Executive officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on May 13, 1999.

By:  /s/ RAKESH GANGWAL
     ------------------------------
Rakesh Gangwal, Director, President
and Chief Executive Officer
(Principal Executive Officer)


By:  /s/ THOMAS A. MUTRYN
     -------------------------------
Thomas A. Mutryn, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)


By:            *
    ---------------------------------
Stephen M. Wolf, Director and Chairman


By:            *
    ---------------------------------
Mathias J. DeVito, Director


By:            *
   -----------------------------------
Peter M. George, Director


By:            *
   -----------------------------------
George J. W. Goodman, Director


By:            *
   ------------------------------------
John W. Harris, Director


By:            *
   ------------------------------------
Edward A. Horrigan, Jr., Director


By:            *
   ------------------------------------
Robert L. Johnson, Director


By:            *
   ------------------------------------
Robert L. LeBuhn, Director


By:            *
   -------------------------------------
John G. Medlin, Jr., Director


By:            *
   -------------------------------------
Hanne M. Merriman, Director


By:            *
   --------------------------------------
Raymond W. Smith, Director


By: /s/ THOMAS A. MUTRYN
    -------------------------------------
Thomas A. Mutryn, Attorney-In-Fact

* Signed pursuant to power of attorney filed previously with Form 10-K on March 19, 1999.



                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1999.


US AIRWAYS, INC. (REGISTRANT)


By:  /s/ RAKESH GANGWAL
    ------------------------------
Rakesh Gangwal, Director, President
and Chief Executive Officer
(Principal Executive officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways and in the capacities indicated, on May 13, 1999.

By:  /s/ RAKESH GANGWAL
    -------------------------------
Rakesh Gangwal, Director, President
and Chief Executive Officer
(Principal Executive Officer)


By: /s/ THOMAS A. MUTRYN
    --------------------------------
Thomas A. Mutryn, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)


By:            *
   ---------------------------------
Stephen M. Wolf, Director and Chairman


By:            *
   ----------------------------------
Mathias J. DeVito, Director


By:            *
   ----------------------------------
Peter M. George, Director


By:            *
   ----------------------------------
George J. W. Goodman, Director


By:            *
   ----------------------------------
John W. Harris, Director


By:            *
   ----------------------------------
Edward A. Horrigan, Jr., Director


By:            *
   ----------------------------------
Robert L. Johnson, Director


By:            *
   ----------------------------------
Robert L. LeBuhn, Director


By:            *
   ----------------------------------
John G. Medlin, Jr., Director


By:            *
   ----------------------------------
Hanne M. Merriman, Director


By:            *
   ----------------------------------
Raymond W. Smith, Director


By: /s/ THOMAS A. MUTRYN
    ---------------------------------
Thomas A. Mutryn, Attorney-In-Fact


* Signed pursuant to power of attorney filed previously with Form 10-K on March 19, 1999.