Form 10-Q/A
period 1997-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1999-05-25
CIK 701345, 714560

FORM 10-Q/A
                  QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                                 (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997
                                     or

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






                              EXPLANATORY NOTE

      This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 1997 is being filed solely to re-file a new version of
Exhibit 10.1 hereto (pursuant to a confidential treatment request filed with the Securities and Exchange Commission (SEC)) and to amend the list of Exhibits included herein relating thereto. The 10-Q/A constitutes Amendment No. 1 to US Airways Group Inc.'s (US Airways Group) and US Airways, Inc.'s (US Airways) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.


ITEM 6.  EXHIBITS

Designation             Description

*4                      Certificate of Designation of the Series H Senior
                        Cumulative Preferred Stock

10.1 Purchase agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1997) (portions of this exhibit were omitted pursuant to a request for confidential treatment filed separately with the SEC).

*10.2 Employment agreement between US Airways, Inc. and its Chief Financial Officer.

*11                     Computation of Primary and Fully Diluted Income
                        (Loss) Per Common Share for the three months and nine months ended September 30, 1997 for US Airways Group, Inc.

*27.1                   Financial Data Schedule - US Airways Group, Inc.

*27.2                   Financial Data Schedule - US Airways, Inc.

------------------------------

      * Filed previously with or incorporated by reference in Form 10-Q on September 30, 1997.



                   (this space intentionally left blank)










                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


Dated:  May 24, 1999          US AIRWAYS GROUP, INC. (REGISTRANT)


                              By:     /s/ Thomas A. Mutryn
                                 -----------------------------------------
                              Thomas A. Mutryn, Chief Financial Officer
                              (Principal Financial Officer and Principal
                              Accounting Officer)



Dated:  May 24, 1999          US AIRWAYS, INC. (REGISTRANT)


                              By:    /s/ Thomas A. Mutryn
                                 ------------------------------------------
                              Thomas A. Mutryn, Chief Financial Officer
                              (Principal Financial Officer and Principal
                              Accounting Officer)