Form 10-K/A
period 1998-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1999-05-25
CIK 701345, 714560

FORM 10-K/A--Amendment No. 2
                    ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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



                              EXPLANATORY NOTE

        This Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 is being filed solely to re-file a new version of Exhibit
10.2 hereto (pursuant to a confidential treatment request filed with the Securities and Exchange Commission (SEC)) and to amend the list of Exhibits included herein relating thereto. The 10-K/A constitutes Amendment No. 2 to US Airways Group Inc.'s (US Airways Group) and US Airways, Inc.'s (US Airways) Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

CONSOLIDATED FINANCIAL STATEMENTS

(i) The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of the Form 10-K filed on March 19, 1999: -Consolidated Statements of Operations for each of the three years ended December 31, 1998 -Consolidated Balance Sheets as of December 31, 1998 and 1997 -Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998 Consolidated Statements of Changes in Stockholders' Equity (Deficit) for each of the three years ended December 31, 1998 -Notes to Consolidated Financial Statements

(ii) The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8B of the Form 10-K filed on March 19, 1999: -Consolidated Statements of Operations for each of the three years ended December 31, 1998 -Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998 Consolidated Statements of Changes in Stockholder's Equity (Deficit) for each of the three years ended December 31, 1998 -Notes to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

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

* 3.4                 By-Laws of US Airways.

+ 10.1 Purchase agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1997) (portions of this exhibit were omitted pursuant to a request for confidential treatment filed separately with the
                      SEC).

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

 **10.4 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

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

* 10.18 Employment Agreement among US Airways Group and US Airways and the Chairman of both companies.

* 10.19 Employment Agreement among US Airways Group and US Airways and the President and Chief Executive Officer of both companies.

* 10.20 Employment Agreement between US Airways and its Executive Vice President- Corporate Affairs and General Counsel (incorporated by reference to Exhibit
                      10.13 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

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

* 24.1 Powers of Attorney, filed previously and incorporated by reference, signed by certain directors of US Airways Group, authorizing their signatures on this report.

* 24.2 Powers of Attorney, filed previously and incorporated by reference, signed by certain directors of US Airways, authorizing their signatures on this report.

* 27.1                Financial Data Schedule-US Airways Group.

* 27.2                Financial Data Schedule-US Airways.

--------------------

 *    Filed previously with or incorporated by reference in Form 10-K on March 19, 1999.
 **   Filed previously with Form 10-K/A on May 14, 1999.
 + Incorporated by reference in Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1997 filed on May 24, 1999.


REPORTS ON FORM 8-K

Date of Report               Subject of Report

March 5, 1999         News release announcing that pursuant to a secondary
                      offering made by SOCIETE Internationale de
                      Telecommunications Aeronatiquies ("SITA"), SITA sold part of its interest in the international data network service provider Equant n.v. As member of SITA, US Airways, Inc. is treated as having indirectly sold approximately 30 percent of its holdings in Equant n.v. and as a result will recognize a before-tax gain of $9,944,096.00.

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

                         (this space intentionally left blank)


                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 1999.


US AIRWAYS GROUP, INC. (REGISTRANT)


By:  /s/ RAKESH GANGWAL
     ----------------------
Rakesh Gangwal, Director, President and Chief Executive Officer
(Principal Executive officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on May 24, 1999.

By:  /s/ RAKESH GANGWAL
    ----------------------------
Rakesh Gangwal, Director, President and Chief Executive Officer
(Principal Executive Officer)


By:  /s/ THOMAS A. MUTRYN
     -------------------------
Thomas A. Mutryn, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)


By:           *
   -------------------------------
Stephen M. Wolf, Director and Chairman


By:           *
    ------------------------------
Mathias J. DeVito, Director


By:           *
   -------------------------------
Peter M. George, Director


By:            *
    ------------------------------
Robert L. Johnson, Director


By:            *
   --------------------------------
Robert LeBuhn, Director

By:            *
   ---------------------------------
John G. Medlin, Jr., Director


By:            *
   ----------------------------------
Hanne M. Merriman, Director


By: ----------------------------------
Thomas H. O'Brien, Director


By:
   --------------------------------------
Hilda Ochoa-Brillembourg, Director


By:
   --------------------------------------
Richard B. Priory, Director


By:            *
   --------------------------------------
Raymond W. Smith, Director


By: /s/ THOMAS A. MUTRYN
   ----------------------------------------
Thomas A. Mutryn, Attorney-In-Fact


* Signed pursuant to power of attorney filed previously with Form 10-K on March 19, 1999.




                                 SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 1999.


US AIRWAYS, INC. (REGISTRANT)


By:  /s/ RAKESH GANGWAL
   -------------------------------
Rakesh Gangwal, Director, President and Chief Executive Officer
(Principal Executive officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways and in the capacities indicated, on May 24, 1999.

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


By:            *
  ---------------------------------
Stephen M. Wolf, Director and Chairman


By:             *
   ---------------------------------
Mathias J. DeVito, Director


By:             *
   ----------------------------------
Peter M. George, Director


By:              *
   -----------------------------------
Robert L. Johnson, Director


By:              *
   ------------------------------------
Robert LeBuhn, Director


By:              *
   -------------------------------------
John G. Medlin, Jr., Director


By:              *
   -------------------------------------
Hanne M. Merriman, Director



By:
   --------------------------------------
Thomas H. O'Brien, Director


By:
   ---------------------------------------
Hilda Ochoa-Brillembourg, Director


By:
   ----------------------------------------
Richard B. Priory, Director


By:           *
   ---------------------------------------
Raymond W. Smith, Director


By: /s/ THOMAS A. MUTRYN
   ----------------------------------------
Thomas A. Mutryn, Attorney-In-Fact


* Signed pursuant to power of attorney filed previously with Form 10-K on March 19, 1999.