Form 10-Q
period 1999-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1999-08-06
CIK 701345, 714560

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from --------------- to -----------------

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

            Yes     X                        No
                --------                         -------

     As of July 31, 1999 there were outstanding approximately 71,585,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

                           US Airways Group, Inc.
                                  and
                             US Airways, Inc.
                                Form 10-Q
                  Quarterly Period Ended June 30, 1999

                             Table of Contents




Part I.   Financial Information                                    Page
                                                                   ----
Item 1A.     Financial Statements-US Airways Group, Inc.

     Condensed Consolidated Statements of Operations
 - Three Months and Six Months Ended June 30, 1999 and 1998          1
     Condensed Consolidated Balance Sheets
 - June 30, 1999 and December 31, 1998                               2
     Condensed Consolidated Statements of Cash Flows
 - Six Months Ended June 30, 1999 and 1998                           3
Notes to Condensed Consolidated Financial Statements                 4

Item 1B.     Financial Statements-US Airways, Inc.

     Condensed Consolidated Statements of Operations
 - Three Months and Six Months Ended June 30, 1999 and 1998          7
     Condensed Consolidated Balance Sheets
 - June 30, 1999 and December 31, 1998                               8
     Condensed Consolidated Statements of Cash Flows
 - Six Months Ended June 30, 1999 and 1998                           9
     Notes to Condensed Consolidated Financial Statements           10

  Item 2. Management's Discussion and Analysis of Financial         11
       Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about            22
          Market Risk

Part II.  Other Information

  Item 1.Legal Proceedings                                          22

  Item 4.Submission of Matters to a Vote of Security Holders        23

  Item 6.Exhibits and Reports on Form 8-K                           24

Signatures                                                          25










                        US Airways Group, Inc.
             Condensed Consolidated Statements of Operations
  Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited)
                (in millions, except per share amounts)


                              Three Months Ended  Six Months Ended
                                    June 30,          June 30,
                              ------------------   ---------------
                                  1999     1998    1999       1998
                                  ----     ----    ----       ----
Operating Revenues
  Passenger transportation      $2,063   $2,078  $3,919     $3,936
  Cargo and freight                 35       42      75         86
  Other                            188      177     364        337
                                 -----    -----   -----      -----
    Total Operating Revenues     2,286    2,297   4,358      4,359

Operating Expenses
  Personnel costs                  813      774   1,615      1,523
  Aviation fuel                    162      158     292        325
  Commissions                      130      138     254        261
  Aircraft rent                    105      111     219        222
  Other rent and landing fees      106       93     214        201
  Aircraft maintenance             120      114     238        229
  Other selling expenses            95       98     195        200
  Depreciation and amortization     77       81     158        153
  Other                            399      356     805        679
                                 -----    -----   -----      -----
    Total Operating Expenses     2,007    1,923   3,990      3,793
                                 -----    -----   -----      -----

    Operating Income               279     374      368        566

Other Income (Expense)
  Interest income                   14      31       29         61
  Interest expense                 (47)    (60)     (97)      (123)
  Interest capitalized               9     (18)      17        (13)
  Gain on sale of marketable
    equity securities              274       -      274          -
  Other, net                         3      (2)      17         (1)
                                 -----   -----    -----      -----
    Other Income (Expense), Net    253     (49)     240        (76)
                                 -----   -----    -----      -----
Income Before Taxes                532     325      608        490
  Provision for Income Taxes       215     131      245        197
                                 -----   -----    -----      -----
Net Income                         317     194      363        293
                                 -----   -----    -----      -----
  Preferred Dividend Requirement     -       -        -         (7)
                                 -----   -----    -----      -----



Earnings Applicable  to
  Common Stockholders          $   317 $   194  $   363    $   286
                                 =====   =====    =====      =====

Earnings per Common Share
    Basic                      $  4.34 $  1.99  $  4.76   $   2.99
    Diluted                    $  4.26 $  1.95  $  4.67   $   2.89

Shares Used for Computation (000)
    Basic                       72,981  97,689   76,205     95,710
    Diluted                     74,457  99,694   77,671    101,317

See accompanying Notes to Condensed Consolidated Financial Statements.


                             US Airways Group, Inc.
                     Condensed Consolidated Balance Sheets
                June 30, 1999 (unaudited) and December 31, 1998
                                (in millions)

                                            June 30,      December 31,
                                              1999            1998
                                            -------         -------

    ASSETS
Current Assets
  Cash                                      $   25          $   29
  Cash equivalents                             581             583
  Short-term investments                       549             598
  Receivables, net                             405             355
  Materials and supplies, net                  235             228
  Deferred income taxes                        206             347
  Prepaid expenses and other                   160             224
                                             -----           -----
    Total Current Assets                     2,161           2,364
Property and Equipment
  Flight equipment                           5,332           5,188
  Ground property and equipment                959             915
  Less accumulated depreciation
    and amortization                        (2,747)         (2,641)
                                             -----           -----
                                             3,544           3,462
  Purchase deposits                            284             198
                                             -----           -----
    Total Property and Equipment             3,828           3,660
Other Assets
  Goodwill, net                                580             593
  Other intangibles, net                       475             475
  Investment in marketable
    equity securities                            -             301
  Deferred income taxes                        130               -
  Other assets, net                            479             477
                                             -----           -----
    Total Other Assets                       1,664           1,846
                                             -----           -----
                                            $7,653          $7,870
                                             =====           =====
     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt      $   66          $   71
  Accounts payable                             469             430
  Traffic balances payable
    and unused tickets                         873             752
  Accrued aircraft rent                        195             166
  Accrued salaries, wages and vacation         343             329
  Other accrued expenses                       521             521
                                             -----           -----
      Total Current Liabilities              2,467           2,269

Noncurrent Liabilities
  Long-term debt, net of
    current maturities                       1,890           1,955
  Accrued aircraft rent                        277             332
  Deferred gains, net                          367             337
  Postretirement benefits other
    than pensions                            1,300           1,240
  Employee benefit liabilities and other     1,206           1,144
                                             -----           -----
      Total Noncurrent Liabilities           5,040           5,008
Commitments and Contingencies
Stockholders' Equity
  Common stock                                 101             101
  Paid-in capital                            2,280           2,283
  Retained earnings (deficit)                 (385)           (748)
  Common stock held in
    treasury, at cost                       (1,707)         (1,069)
  Deferred compensation                        (90)            (99)
  Accumulated other comprehensive
    income, net of income tax effect           (53)            125
                                             -----           -----
      Total Stockholders' Equity               146             593
                                             -----           -----
                                            $7,653          $7,870
                                             =====           =====


See accompanying Notes to Condensed Consolidated Financial Statements.


                          US Airways Group, Inc.
               Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1999 and 1998 (unaudited)
                              (in millions)

                                                        1999       1998
                                                        ----       ----
Cash and Cash equivalents at beginning of period        $612     $1,094
                                                         ---      -----
Cash flows from operating activities
  Net income                                             363        293
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                      158        153
      Loss (gain) on dispositions of property             (5)        (4)
      Gain on sale of marketable equity securities      (274)         -
      Amortization of deferred gains and credits         (15)       (14)
      Other                                               31         58
        Changes in certain assets and liabilities
          Decrease (increase) in receivables             (50)       (96)
          Decrease (increase) in materials and supplies,
            prepaid expenses and pension assets           47        (13)
          Decrease (increase) in deferred
            income taxes                                 (25)        65
          Increase (decrease) in traffic balances
            payable and unused tickets                   121        181
          Increase (decrease) in accounts
            payable and accrued expenses                 241        183
          Increase (decrease) in postretirement
            benefits other than pensions,noncurrent       60         36
                                                         ---      -----
               Net cash provided by (used for)
                 operating Activities                    652        842

Cash flows from investing activities
  Capital expenditures                                  (611)      (178)
  Proceeds from the sale-leaseback of aircraft           300          -
  Proceeds from dispositions of property                  38         62
  Proceeds from sale of marketable equity securities     307          -
  Decrease (increase) in short-term investments           40       (127)
  Decrease (increase) in restricted cash and investments   -        (49)
  Other                                                    3          3
                                                         ---      -----
                Net cash provided by (used for)
                  investing activities                    77       (289)

Cash flows from financing activities
  Proceeds from issuance of long-term debt                12          -
  Principal payments on long-term debt                   (81)      (119)
  Issuances of Common Stock                                -          8
  Purchases of Common Stock                             (670)      (407)
  Sales of treasury stock                                  4          3
  Dividends paid on preferred stock                        -         (7)
                                                         ---        ---
              Net cash provided by (used for)
                financing activities                    (735)      (522)
                                                         ---        ---
Net increase (decrease) in Cash and
  Cash equivalents                                        (6)        31
                                                         ---      -----
Cash and Cash equivalents at end of period              $606     $1,125
                                                         ===      =====

Noncash investing and financing activities
  Conversion of preferred stock
    into Common Stock                                   $  -     $  358
  Net unrealized (loss) gain on available-
    for-sale securities,
    net of income tax effect                            $ (1)    $   80

Supplemental Information
  Cash paid during the period
    for interest, net of amount capitalized             $ 90     $  123
  Net cash paid during the period
    for income taxes                                    $ 55     $   93


See accompanying Notes to Condensed Consolidated Financial Statements.


                          US Airways Group, Inc.
       Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc.'s (US Airways Group or the Company) and its wholly-owned subsidiaries. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's and US Airways, Inc. (US Airways, the Company's principal operating subsidiary) Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

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

     The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):
                                           Three Months Ended   Six Months Ended
                                              June 30, 1999        June 30, 1999
                                             ----------------      -------------
                                              1999       1998      1999     1998
                                             -----      -----      ----     ----
Earnings applicable to common stockholders:
Earnings applicable to common stockholders
(basic)                                       $317       $194      $363     $286
  Preferred dividend requirement*                -          -         -        7
                                              ----       ----      ----     ----
Earnings applicable to common stockholders
(diluted)                                     $317       $194      $363     $293
                                              ====       ====      ====     ====
Common shares:
Weighted average common shares outstanding
(basic)                                         73         98        76       96
Incremental shares related to outstanding
stock options                                    1          2         2        2
Incremental shares related to convertible
preferred stock Issuances*                       -          -         -        3
                                              ----       ----      ----     ----
Weighted average common shares outstanding
(diluted)                                       74        100        78      101
                                              ====       ====      ====     ====

EPS-Basic                                    $4.34      $1.99     $4.76    $2.99
EPS-Diluted                                  $4.26      $1.95     $4.67    $2.89



*Relates to the Company's Series H Preferred Stock, which was retired in March 1998.
Note: EPS amounts may not recalculate due to rounding.


3.  Comprehensive Income

     Comprehensive income was $118 million and $223 million for the three months ended June 30, 1999 and 1998, respectively, and $185 million and $376 million for the six months ended June 30, 1999 and 1998, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. See Note 6.

4.  Operating Segments and Related Disclosures

     The Company has two reportable operating segments: US Airways, Inc. (US Airways) and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiary US Airways Investment Management Company, Inc.; formerly USAM Corp.) and Shuttle, Inc. The US Airways Express segment includes the operations of the Company's three wholly-owned regional airlines and activity resulting from a marketing agreement with a non-owned US Airways Express air carrier. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments.

     Financial information for each reportable operating segment is set forth below (in millions):
                                          Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                            --------------    ----------------
                                            1999      1998     1999       1998
                                            ----      ----     ----       ----
Operating Revenues:
     US Airways external                   $2,076    $2,109   $3,966     $4,015
     US Airways intersegment                   15        16       30         31
     US Airways Express external              210       185      391        338
     US Airways Express intersegment            8         7       15         14
     All Other                                  -         3        1          6
     Intersegment Elimination                 (23)      (23)     (45)       (45)
                                            -----     -----    -----      -----
                                           $2,286    $2,297   $4,358     $4,359
                                            =====     =====    =====      =====
Income Before Taxes:
     US Airways                           $   243  $    288   $  316     $  435
     US Airways Express                        50        46       76         68
     All Other (1)                            239        (9)     216        (13)
                                           ------    ------    -----      -----
                                          $   532  $    325      608        490
                                           ======    ======    =====      =====


(1) 1999 amounts include a gain on the sale of certain marketable equity securities. See Note 6.

5.  Treasury Stock

     The Company held 29.6 million shares and 17.4 million shares of Common Stock in treasury as of June 30, 1999 and December 31, 1998, respectively.

     During March 1999, the Company's Board of Directors authorized an additional stock purchase program for up to $500 million of the Company's common stock. The Company had purchased $330 million of its common stock under this program through June 30, 1999.

6.  Investment in Marketable Equity Securities

     On May 27, 1999, the Company agreed to sell its ownership interest in Galileo International, Inc. (Galileo). The transaction, which closed on June 3, 1999, resulted in cash proceeds of approximately $307 million and a pre-tax gain of approximately $274 million. The ownership interest, 7,000,400 shares of Galileo common stock, was sold as part of a secondary common stock offering completed by Galileo. Prior to the sale of this investment, the related unrecognized gain was presented as a component of other comprehensive income, net of income tax effect, in Stockholders' Equity.

7.  Stockholders' Equity

     As a Delaware corporation, the Company is subject to certain provisions of the Delaware General Corporation Law (Delaware Law), including the maintenance of a capital surplus, with respect to its ability to pay dividends on or to purchase shares of its common stock. There are a number of methods for calculating capital surplus under Delaware Law. As of June 30, 1999, the Company's capital surplus under Delaware Law was $74 million based on its balance sheets prepared in accordance with generally accepted accounting principles (assets less liabilities less the par value of outstanding capital stock).






                   (this space intentionally left blank)





                        US Airways, Inc.
         Condensed Consolidated Statements of Operations
 Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited)
                        (in millions)

                                Three Months Ended  Six  Months Ended
                                      June 30,            June 30,
                                 ------------------ -----------------
                                     1999    1998      1999      1998
                                     ----    ----      ----      ----
Operating Revenues
  Passenger transportation         $1,838  $1,870    $3,499    $3,547
  US Airways Express
   transportation revenues            206     182       382       332
  Cargo and freight                    34      41        73        83
  Other                               170     168       334       330
                                     -----  -----     -----     -----
   Total Operating Revenues         2,248   2,261     4,288     4,292

Operating Expenses
  Personnel costs                     755     724     1,499     1,421
  Aviation fuel                       150     146       269       300
  Commissions                         118     126       230       239
  Aircraft rent                        90      96       187       193
  Other rent and landing fees          97      85       196       184
  Aircraft maintenance                 95      93       182       185
  Other selling expenses               85      89       177       182
  Depreciation and amortization        71      74       144       139
  US Airways Express
   capacity purchases                 159     134       305       259
  Other                               361     328       739       635
                                    -----   -----     -----     -----
   Total Operating Expenses         1,981   1,895     3,928     3,737
                                    -----   -----     -----     -----
   Operating Income                   267     366       360       555

Other Income (Expense)
  Interest income                      56      43       105        82
  Interest expense                    (47)    (60)      (97)     (123)
  Interest capitalized                  4     (20)        8       (18)
  Gain on sale of marketable
   equity securities                  274       -       274         -
  Other, net                            4      (1)       17         -
                                    -----   -----     -----     -----
   Other Income (Expense), Net        291     (38)      307       (59)
                                    -----   -----     -----     -----
Income Before Taxes                   558     328       667       496

  Provision for Income Taxes          219     132       261       200
                                    -----   -----     -----     -----
Net Income                         $  339  $  196    $  406    $  296
                                    =====   =====     =====     =====

See accompanying Notes to Condensed Consolidated Financial Statements.


                               US Airways, Inc.
                     Condensed Consolidated Balance Sheets
                June 30, 1999 (unaudited) and December 31, 1998
                                 (in millions)

                                           June 30,        December 31,
                                            1999              1998
                                          --------          ---------
  ASSETS
Current Assets
  Cash                                    $   22            $   21
  Cash equivalents                           580               583
  Short-term investments                     549               598
  Receivables, net                           404               351
  Receivables from related parties, net      194               169
  Materials and supplies, net                208               202
  Deferred income taxes                      193               291
  Prepaid expenses and other                 147               174
                                           -----             -----
     Total  Current Assets                 2,297             2,389
Property and Equipment
  Flight equipment                         5,062             4,924
  Ground property and equipment              923               886
  Less accumulated depreciation
     and amortization                     (2,625)           (2,528)
                                           -----             -----
                                           3,360             3,282
Purchase deposits                             59                 -
                                           -----             -----
     Total Property and Equipment          3,419             3,282
Other Assets
  Goodwill, net                              446               457
  Other intangibles, net                     393               391
  Investment in marketable equity
    securities                                 -               301
  Receivable from parent company             305               306
  Deferred income taxes                      142                 -
  Other assets, net                          565               572
                                           -----             -----
    Total Other Assets                     1,851             2,027
                                           -----             -----
                                          $7,567            $7,698
                                           =====             =====
  LABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt    $   66            $   71
  Accounts payable                           431               379
  Traffic balances payable
    and unused tickets                       873               757
  Accrued aircraft rent                      188               155
  Accrued salaries, wages and vacation       338               323
  Other accrued expenses                     561               470
                                           -----             -----
      Total Current Liabilities            2,457             2,155



Noncurrent Liabilities
  Long-term debt, net of current
    maturities                             1,878             1,954
  Accrued aircraft rent                      277               330
  Deferred gains, net                        366               335
  Postretirement benefits other
    than pensions                          1,276             1,217
  Employee benefit liabilities and other   1,209             1,105
                                           -----             -----
     Total Noncurrent Liabilities          5,006             4,941
Commitments and Contingencies
Stockholder's Equity
  Common stock                                 -                 -
  Paid-in capital                          2,431             2,431
  Retained earnings (deficit)               (449)             (855)
  Receivable from parent company          (1,825)           (1,099)
  Accumulated other comprehensive income,
    net of income tax effect                 (53)              125
                                           -----             -----
      Total Stockholder's Equity             104               602
                                           -----             -----
                                          $7,567            $7,698
                                           =====             =====

See accompanying Notes to Condensed Consolidated Financial Statements.

                                US Airways, Inc.
                 Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1999 and 1998 (unaudited)
                                 (in millions)


                                                       1999     1998
                                                       ----     ----
Cash and Cash equivalents at beginning of period       $604   $1,092
                                                        ---    -----
Cash flows from operating activities
  Net income                                            406      296
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities
      Depreciation and amortization                     144      139
      Losses (gains) on dispositions of property         (5)      (4)
      Gain on sale of marketable equity securities     (274)       -
      Amortization of deferred gains and credits        (14)     (13)
      Other                                             (42)      28
      Changes in certain assets and liabilities
        Decrease (increase) in receivables              (44)     (68)
        Decrease increase) in materials and
          supplies, prepaid expense and pension assets   13      (15)
        Decrease (increase) in deferred income taxes    (61)      67
        Increase (decrease) in traffic balances
          payable and unused tickets                    115      181
        Increase (decrease) in accounts
          payable and accrued expenses                  358      193
        Increase (decrease) in postretirement
          benefits other than pensions, noncurrent       59       35
                                                        ---    -----
            Net cash provided by (used for)
              operating activities                      655      839

Cash flows from investing activities
   Capital expenditures                                (500)    (139)
   Proceeds from the sale-leaseback of aircraft         300        -
   Proceeds from dispositions of property                38       62
   Proceeds from sale of marketable equity
      securities                                        307        -
   Decrease (increase) in short-term investments         40     (127)
   Decrease (increase) in restricted cash
     and investments                                      -      (49)
   Funding of parent company's common
     stock purchases                                   (670)    (407)
   Funding of parent company's aircraft
     purchase deposits                                  (93)     (32)
   Other                                                  2        2
                                                        ---    -----
            Net cash provided by (used for)
              investing activities                     (576)    (690)

Cash flows from financing activities
  Principal payments on long-term debt                  (81)    (119)
                                                        ---    -----
            Net cash provided by (used for)
              financing activities                      (81)    (119)
                                                        ---    -----
Net increase (decrease) in Cash and Cash Equivalents     (2)      30
                                                        ---    -----
Cash and Cash equivalents at end of period             $602   $1,122
                                                        ===    =====
Noncash investing and financing activities
  Net unrealized (loss) gain on available-
    for-sale securities, net of tax effect             $ (1)  $   80
  Reduction of parent company receivable-
    assignment of aircraft purchase rights
    by parent company                                  $ 72   $   61

Supplemental Information
  Cash paid during the period for
    interest,net of amount capitalized                 $ 90   $  123
  Net cash paid during the period
    for income taxes                                   $ 55   $   92



See accompanying Notes to Condensed Consolidated Financial Statements.


                               US Airways, Inc.
              Notes to Condensed Consolidated Financial Statements
                                (Unaudited)
1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiary US Airways Investment Management Company, Inc. (USIM, formerly USAM Corp.). US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

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

2.  Comprehensive Income

     Comprehensive income was $140 million and $225 million for the three months ended June 30, 1999 and 1998, respectively, and $229 million and $379 million for the six months ended June 30, 1999 and 1998, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. See Note 5.

3.  Related Party Transactions

     US Airways reflects the receivable from US Airways Group associated with US Airways Group's common stock purchases as a reduction of Stockholder's Equity. The receivable is adjusted periodically for accrued interest. See also Note 5 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 5 of this report.

4.  Operating Segments and Related Disclosures

     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding USIM). The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's three wholly-owned regional airlines and from a marketing agreement with a non-owned US Airways Express air carrier.




                   (this space intentionally left blank)


     Financial information for each reportable operating segment is set forth below (in millions):
                                      Three Months Ended   Six Months Ended
                                             June 30,          June 30,
                                        ----------------   -----------------
                                        1999        1998    1999       1998
                                        ----        ----    ----       ----
Operating Revenues:
    US Airways                        $2,042      $2,079  $3,906     $3,960
    US Airways Express                   206         182     382        332
                                       -----       -----   -----      -----
                                      $2,248      $2,261  $4,288     $4,292
                                       =====       =====   =====      =====
Income Before Taxes:
    US Airways                        $  233      $  276  $  309     $  418
    US Airways Express                    47          48      78         73
    All Other (1)                        278           4     280          5
                                       ------      -----   -----      -----
                                      $  558      $  328  $  667     $  496
                                       ======      =====   =====      =====


(1) 1999 amounts include a gain on the sale of certain marketable equity securities. See Note 5.

5.  Investments in Marketable Equity Securities

     Please refer to Note 6 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 5 of this report related to USIM's sale of its ownership interest in Galileo International, Inc.

6.  Stockholder's Equity

     As a Delaware corporation, US Airways is subject to certain provisions of the Delaware General Corporation Law (Delaware Law), including the maintenance of a capital surplus, with respect to its ability to pay dividends on or to purchase shares of its common stock. There are a number of methods for calculating capital surplus under Delaware Law. As of June 30, 1999, US Airways' capital surplus under Delaware Law was $104 million based on its balance sheets prepared in accordance with generally accepted accounting principles (assets less liabilities less the par value of outstanding capital stock).

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

     Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking information include: economic conditions, labor costs, aviation fuel costs, competitive pressures on product pricing-particularly from lower-cost competitors, weather conditions, government legislation, consumer perceptions of the Company's products, demand for air transportation in the markets in which the Company operates, other operational matters discussed herein and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking information, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or in other factors affecting such estimates.

                             Financial Overview

     For the second quarter of 1999, the Company's operating revenues were $2.3 billion, operating income was $279 million, net income was $317 million and diluted earnings per common share (EPS) was $4.26. For the comparative period in 1998, operating revenues were $2.3 billion, operating income was $374 million, net income was $194 million and EPS was $1.95. The Company's financial results for the second quarter of 1999 include certain nonrecurring items as discussed below in "Results of Operations."

     For the first six months of 1999, the Company's operating revenues were $4.4 billion, operating income was $368 million, net income was $363 million and EPS was $4.67. For the first six months of 1998, operating revenues were $4.4 billion, operating income was $566 million, net income was $293 million and EPS was $2.89. As mentioned above, the Company's financial results for the first six months of 1999 include certain nonrecurring items.

     The same factors that influenced the Company's financial performance in 1998 continue to affect the Company's financial performance in 1999. These factors include relatively favorable domestic economic and industry conditions, overall favorable pricing trends in markets served by the Company's airline subsidiaries, recent marketing efforts undertaken by the Company and certain revenue-enhancement and cost-reduction initiatives. However, the Company's airline subsidiaries experienced an increase in pricing pressures and competition during the second quarter of 1999. In addition, as discussed in "Results of Operations," inclement weather, certain matters involving information systems and pilot training constraints have negatively affected the Company's financial performance for the first six months of 1999.

                    Update on US Airways' Competitive Position

     US Airways, the Company's principal subsidiary, continues to introduce new Airbus single-aisle A320-Family aircraft to its operating fleet. In 1999, as of the date of this report, August 5, 1999, US Airways had acquired 17 new A320-Family aircraft. US Airways expects to take delivery of 16 additional Airbus A320-Family aircraft during the remainder of 1999. These new single-aisle aircraft are expected to replace certain older aircraft operated by the Company's airline subsidiaries. The new Airbus aircraft are more fuel-efficient, less costly to maintain, have greater range capabilities and are expected to provide certain customer service benefits over the aircraft they are intended to replace. The Company currently expects that its airline subsidiaries will retire 25 aircraft in 1999, including 17 aircraft operated by US Airways (primarily Douglas DC-9-30 aircraft) and eight Boeing 727-200 aircraft currently operated by Shuttle, Inc. (Shuttle). Shuttle, a wholly-owned subsidiary, operates under the trade name
"US Airways Shuttle." New Airbus aircraft are expected to replace the B727-200 aircraft in conjunction with the Company's rejuvenation of its US Airways Shuttle product (see below). US Airways' first widebody Airbus A330-300 aircraft is currently scheduled for delivery in the first quarter of 2000. Six additional A330-300 aircraft are scheduled for delivery in 2000 and in early 2001. US Airways plans to use these aircraft in certain long-haul markets, primarily transatlantic service. The new Airbus aircraft play an important part in the Company's long-term strategy of establishing US Airways as a competitive global airline. See "Liquidity and Capital Resources" for additional information related to the Company's commitments to purchase flight equipment and related assets.


     In July 1999, the Company expanded its US Airways Shuttle product to encompass certain routes formerly operated by US Airways. The new US Airways Shuttle service, operated by US Airways, includes hourly service during certain times between Washington (Reagan Washington National Airport) and Boston (Logan). Commencing in September 1999, the new US Airways Shuttle service will also include hourly service during certain times between Washington (Dulles International Airport) and both New York (LaGuardia Airport) and Boston (Logan International Airport). US Airways Shuttle continues to offer hourly service during certain times between New York (LaGuardia) and Washington (Reagan National) and between New York (LaGuardia) and Boston (Logan), routes operated by the Company's Shuttle subsidiary.

     MetroJet-US Airways' response to low-cost, low-fare competition-continues to expand its operational reach. MetroJet was introduced on June 1, 1998 with an operating fleet of five aircraft. MetroJet currently operates 41 aircraft and is expected to operate 46 aircraft by the end of 1999. Although it has grown at a dramatic rate since its introduction, MetroJet's growth rate is expected to slow until after the summer of 2000 when additional aircraft become available for reassignment from US Airways' other operations. MetroJet accounted for approximately 9.3% of US Airways' capacity (available seat miles) in the second quarter of 1999. MetroJet's route network is composed of two primary elements: Florida routes (approximately 75%) and non-Florida business markets (approximately 25%).

     In May 1999, US Airways entered into an agreement with Chautauqua Airlines, Inc. (Chautauqua) that permits Chautauqua to operate ten Embraer 145LR 50-seat regional jet aircraft as part of US Airways Express. The first two regional jets entered service with US Airways Express in July and early August 1999 and the remaining eight aircraft are expected to enter service approximately every other month between September 1999 and the end of 2000. The Company also entered into an agreement with Bombardier Inc. for the purchase of nine new de Havilland Dash-8 turboprop aircraft. These aircraft, all of which have been purchased and will enter into service in 1999, will be operated by the Company's regional airline subsidiaries as part of US Airways Express. In addition, the Company has extended the leases for ten Dash-8 turboprop aircraft by three years (these leases were originally scheduled to expire in 1999). The Company's three wholly-owned regional airline subsidiaries operate as part of the US Airways Express system along with six airlines, including Chautauqua, that operate as part of US Airways Express under franchise agreements. Quarter-over-quarter, capacity generated by the Company's three wholly-owned US Airways Express air carriers increased 9.3%, revenue passengers increased 7.6% and revenue passengers connecting to US Airways' mainline service increased 6.3%.

     In March 1999, US Airways announced that it had obtained commercially viable takeoff and landing slots at London's Gatwick Airport (Gatwick) that permitted the initiation of the long-awaited service from Charlotte. US Airways began operating the Charlotte-London service on June 12, 1999. Also in June 1999, US Airways increased its service between Philadelphia and Paris to two daily flights, in addition to the daily Pittsburgh-Paris flight. US Airways has also filed with the Department of Transportation for authority to serve London (Gatwick) from Pittsburgh and London's Heathrow Airport (Heathrow) from Charlotte, Philadelphia, Pittsburgh and Boston.
US Airways anticipates moving its operations at Gatwick to Heathrow when possible. The availability of operating rights at Heathrow is currently constrained by the bilateral aviation treaty between the U.S. and the United Kingdom. US Airways temporarily suspended Philadelphia-Amsterdam service effective June 12, 1999.

                         Effects of the Year 2000

     The Company has or is currently operating computer software applications, systems and products that support important business functions, including reservations, accounting and flight operations systems, that will not properly process dates on or after January 1, 2000 (commonly referred to as the "Year 2000" or "Y2K" problem). In order to address this situation, the Company has implemented a plan that addresses the Company's information technology and non-information technology arenas. The Company has two teams of full-time staff in place. One team is coordinating the conversion of the Company's information technology to systems managed by Sabre, Inc. (Sabre), including the Y2K compliance for those systems, as further described below. A second team, headed by the Company's chief information officer, is coordinating Y2K compliance efforts for non-information technology systems. This team is reviewing the level of the Company's Y2K compliance, and recommending such remedial measures as is necessary.

     The Company has a long-term information technology relationship with Sabre pursuant to which it has been converting many of its information technology systems to those provided by Sabre. Sabre has reported that a majority of its primary "host" systems (including systems for reservations, flight operations and cargo) are already Y2K compliant. Approximately 97% of the balance of Sabre systems to which the Company will be converting, as well as all non-Y2K compliant systems that are covered by the Company's relationship with Sabre, have been claimed to be Y2K compliant as well. The few remaining systems are in the process of remediation, with completion dates no later than October 30, 1999.

     Sabre has also informed the Company that it is in the process of communicating with its own third party vendors concerning the Y2K compliance of their products and services.

     The Company operates computer software and systems that are not Y2K compliant, and that are not covered by the Sabre relationship. This includes both information technology and non-information technology systems (such as fax machines, miscellaneous airport devices and aircraft avionics).

     The Company has completed inventory and remediation of non-discretionary items with possible Y2K problems. The Company had prioritized these items and has implemented a program to assess, remediate and test the non-discretionary (including mission critical) systems based on this prioritization. The Company completed the assessment of all non-discretionary (including mission critical) items as of January 31, 1999, and substantially completed the remediation of all items found to be non-compliant as of July 15, 1999. Such remediation is expected to be completed by September 30, 1999. The Company is also working with the U.S. Federal Aviation Administration (FAA) to ensure full compliance with any FAA Y2K requirements.

     The Company also commenced airport and facility reviews in early 1998. This entailed reviewing the Y2K compliance of the systems in those locations over which the Company has little or no control, such as certain flight information displays, elevators, security and other miscellaneous airport devices. The Company completed these reviews as of December 31, 1998. The Company is also participating in Y2K review efforts being coordinated on an industry-wide basis by the Airline Transport Association and the International Air Transport Association
(IATA). In addition, the Company is conducting internal structured Y2K tests of certain key airports. The Company is in continuous communication with IATA and Navigation Canada, the Canadian equivalent of the FAA, concerning the Y2K status of foreign air traffic control systems. Also, on the evening of December 31, 1999, the Company either will have a position at the FAA Command Center in Leesburg, Virginia or have established a direct communication link with its FAA representative at the Command Center to receive real-time Y2K status of foreign air traffic control systems.

     The Company has identified and prioritized its supplier base, and has commenced formal contact with these vendors to determine their Y2K status based on such prioritization, and any possible impact on the Company. More than 600 mission critical suppliers have been identified, and approximately 99% of these vendors have been contacted and have responded. Approximately 65% of these vendors have claimed to be Y2K compliant or that they shall become Y2K compliant in the very near term. The Company will track the progress of the remaining vendors, and evaluate its long-term relationship with these vendors based on the responses it receives.

     Although Sabre has notified the Company that it believes that its Y2K compliance program is on schedule, there can be no assurance that the compliance program will be completed in a timely manner. The Company expects to substantially remediate or replace all non-compliant internal mission critical non-Sabre systems by September 30, 1999. The Company has comprehensive Y2K compliance monitoring and risk mitigation programs covering all of its mission critical business partners, including airports and suppliers of goods and services. Despite these efforts, there can be no assurance that the Company's own computer software and systems, those of its suppliers, the airports at which the Company operates, or the air traffic control system managed by the FAA will be made Y2K compliant in a timely manner. Any such failures could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

     As of June 30, 1999, aggregate expenses incurred by the Company to become Y2K compliant, apart from expenses related to the Sabre relationship, have amounted to approximately $6 million. The Company expects to spend an additional $4 million, apart from the Sabre relationship, in order to become fully Y2K compliant. These amounts are also exclusive of any replacement equipment that may become necessary and have not yet been identified. With respect to the cost of Sabre's Y2K compliance program, the Company cannot completely quantify the costs for Y2K compliance on its information technology systems because such costs have been incorporated into the costs of the broader conversion plan to Sabre systems. However, the Company anticipates incurring aggregate expenses of $32 million for Sabre services which are related solely to Y2K compliance efforts on the systems, unrelated to the broader conversion plan. As of June 30, 1999, the Company paid Sabre $27.5 million in aggregate expenses for these services, and expects to pay Sabre an additional $4.5 million during the remainder of 1999 for these services. Overall, the Company believes that the cost of becoming Y2K compliant is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

                           Other Information

     On May 28, 1999, the United States Court of Appeals for the District of Columbia issued a unanimous opinion invalidating the certification of the Communication Workers of America as the collective bargaining representative of US Airways' passenger service employees (approximately 9,500 employees). The Court found that US Airways was denied its constitutional right of free speech when it was prohibited by the National Mediation Board (NMB) from communicating its views to these employees during the union election process. Following the court's decision, the NMB ordered a rerun election. On July 16, 1999, as prescribed by the NMB, US Airways mailed ballots to its passenger service employees to again vote on union representation.

     On April 1, 1999, US Airways' fleet service employees, who are represented by the International Association of Machinists and Aerospace Workers (IAMAW), ratified an initial labor contract. The new contract, which covers approximately 6,000 employees, is based on pay parity with other major domestic airlines. In addition, on May 3, 1999, US Airways' flight crew training instructors (approximately 125 employees) ratified a new collective bargaining agreement. On July 29, 1999, US Airways' flight dispatchers (approximately 195 employees) ratified a new collective bargaining agreement.

     US Airways is in negotiations over amendable labor agreements with the Association of Flight Attendants covering flight attendants and with the IAMAW covering mechanics and related employees. A tentative agreement was previously reached with the mechanics and related employees' IAMAW negotiating committee, but was rejected by the membership. The Company is unable to determine the timing of when these negotiations will be concluded and amended contracts established, or the final terms and conditions of amended contracts.

     On May 27, 1999, US Airways Investment Management Company, Inc. (USIM, formerly USAM Corp.), a wholly-owned subsidiary of US Airways, agreed to sell its ownership interest in Galileo International, Inc. (Galileo). The transaction, which closed on June 3, 1999, resulted in cash proceeds of approximately $307 million and a pre-tax gain of approximately $274 million. USIM's interest, 7,000,400 shares of Galileo common stock, was sold as part of a secondary common stock offering completed by Galileo.

Results of Operations

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1A of this report) and in selected US Airways operating and financial statistics. Except where noted, operating statistics referred to below are for scheduled service only.

                         Three Months Ended June 30, 1999
                                Compared with the
                         Three Months Ended June 30, 1998

Operating Revenues-Passenger transportation revenues were relatively unchanged as a decrease in revenues attributable to US Airways' operations were substantially offset by an increase in revenues generated by the Company's other airline subsidiaries. See "Selected US Airways Operating and Financial Statistics" for additional information related to US Airways' passenger transportation revenues. Cargo and freight revenues decreased due primarily to less mail volume (competitive pressures). Other operating revenues increased 6.2% related primarily to increased sales of capacity (ASMs) generated by a non-owned US Airways Express air carrier in certain markets and higher revenues associated with the Company's Dividend Miles frequent traveler program. The increase in revenues from the capacity sales is partially offset by increases in expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-The Company's results for the second quarter of 1999 include certain activity categorized as nonrecurring items. The table on the following page shows where these nonrecurring items were recorded in the Company's Condensed Consolidated Statements of Operations (dollars in millions). The items recognized in Operating Expenses were credits to the respective expense line item.




                    (this space intentionally left blank)



Operating Expenses
     Aircraft rent                                              $  11
     Aircraft maintenance                                           1
     Depreciation and amortization                                  4
                                                                  ---
                                                                   16
                                                                  ---
Other Income (Expense)
     Gain on sale of marketable equity securities                 274
                                                                  ---
                                                                  274
                                                                  ---
Amount reflected in Income Before Taxes                          $290
                                                                  ===

     The credits to Aircraft rent and Aircraft maintenance reflect a partial reversal of previously accrued lease obligations and lease return provisions, respectively, related to US Airways' nonoperating BAe-146 aircraft. The credit to Depreciation and amortization reflects the partial reversal of an accrual related to the abandonment of a maintenance facility-US Airways was able to sell certain leasehold improvements at the facility for an amount higher than anticipated when the accrual was established. All of these expense credits are considered nonrecurring items because they relate to nonrecurring items disclosed in prior periods, principally 1994 for the BAe-146 activity and 1997 for the facilities-related credit. The gain on the sale of marketable equity securities resulted from USIM's sale of its common stock investment in Galileo (See "Other Information" above).

     The Company's Personnel costs increased 5.0% due primarily to an increase in full-time equivalent employees, wage increases for certain employee groups that became effective during the quarter and the effects of a lower discount rate used to calculate certain pension and benefit plan liabilities in 1999. Commissions decreased 5.8% due primarily to rate factors. Excluding nonrecurring items, Aircraft rent increased 4.5% in conjunction with an increase in the number of leased aircraft (see also "Liquidity and Capital Resources"). Other rent and landing fees increased 14.0% primarily related to the timing of when certain periodic adjustments were received from certain government-owned facilities and an increase in departures/landings in 1999. Excluding nonrecurring items, Depreciation and amortization was relatively unchanged. Other operating expenses increased 12.1% due primarily to expenses associated with US Airways' information services management contract with Sabre (see also "Effects of the Year 2000"), expenses associated with purchases of capacity from a non-owned US Airways Express air carrier (see Other operating revenues above) and expenses associated with US Airways' frequent traveler marketing relationship with American Airlines, Inc. (American).

Other Income (Expense)-Interest income decreased as the average balance of cash equivalents and short-term investments was substantially lower in the second quarter of 1999 (see also "Liquidity and Capital Resources"). Interest expense decreased due to less outstanding long-term debt. The Company's outstanding long-term debt (including current maturities) has decreased $507 million since June 30, 1998. The increase in Interest capitalized reflects US Airways' write-off of capitalized interest on equipment purchase deposits with The Boeing Company in the second quarter of 1998 (related to the settlement of litigation between the two companies) and an increase in equipment purchase deposits for new Airbus aircraft. Sale of certain marketable equity securities reflects the gain recognized upon the sale of the Company's common stock interest in Galileo (see
"Other Information" above for additional information).

Provision for Income Taxes-An increase in pre-tax income for the second quarter of 1999 was the major factor contributing to the higher provision.

Earnings per Common Share-The results were affected by higher earnings applicable to common stockholders, including the effects of certain nonrecurring items (see above) and fewer shares of common stock outstanding (see "Liquidity and Capital Resources" related to the Company's retirement of its Series H Preferred Stock and purchases of its common stock).


                         Six Months Ended June 30, 1999
                               Compared with the
                          Six Months Ended June 30, 1998

Operating Revenues-Passenger transportation revenues were relatively unchanged. Passenger transportation revenues attributable to the Company's three wholly-owned regional airlines increased $26 million or 8.5% due primarily to a 7.5% increase in capacity (ASMs), largely offsetting a decline in passenger transportation revenues from US Airways' operations. See "Selected US Airways Operating and Financial Statistics" for additional information related to US Airways' passenger transportation revenues. Cargo and freight revenues decreased due primarily to less mail volume (competitive pressures). Other operating revenues increased 8.0% related primarily to increased sales of capacity (ASMs) generated by a non-owned US Airways Express air carrier in certain markets and higher revenues associated with the Company's Dividend Miles frequent traveler program. The increase in revenues from these capacity sales is partially offset by increases in expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-The Company recognized certain activity categorized as nonrecurring items in the second quarter of 1999. These nonrecurring items included credits to certain operating expense line items totaling $16 million (see table above). The Company's Personnel costs increased 6.0% due primarily to weather factors, certain matters related to information systems (see Selected US Airways Operating and Financial Statistics), both primarily related to first quarter 1999 activity, an increase in full-time equivalent employees, wage increases for certain employee groups that became effective during the second quarter of 1999 and the effects of a lower discount rate used to calculate certain pension and benefit plan liabilities in 1999. Aviation fuel decreased significantly linked to lower average fuel prices in 1999. Other rent and landing fees increased 6.5% related to the timing of when certain periodic adjustments were received from certain government-owned facilities and an increase in departures/landings in 1999. Excluding nonrecurring items, Depreciation and amortization increased 5.9% due to an increase in amortization of capitalized software costs (related primarily to information systems provided by Sabre) and higher depreciation expenses associated with reducing the remaining depreciable life of certain DC-9-30 aircraft. Other operating expenses increased significantly due to expenses associated with US Airways' information services management contract with Sabre (see also "Effects of the Year 2000"), expenses associated with purchases of capacity from a non-owned US Airways Express air carrier (see Other operating revenues above), expenses associated with US Airways' frequent traveler marketing arrangement with American and weather-related factors (e.g., aircraft de-icing, interrupted trips expenses, etc.). The weather factors were most evident during the first quarter of 1999.

Other Income (Expense)-Interest income decreased as the average balance of cash equivalents and short-term investments was substantially lower in 1999 (see also "Liquidity and Capital Resources"). Interest expense decreased due to less long-term debt outstanding. The increase in Interest capitalized reflects US Airways' write-off of capitalized interest on equipment purchase deposits with The Boeing Company in the second quarter of 1998 (related to the settlement of litigation between the two companies) and an increase in equipment purchase deposits for new Airbus aircraft. As discussed above, Sale of certain marketable equity securities reflects the gain recognized upon the Company's sale of its interest in Galileo. Other, net includes a $9.9 million gain which resulted from US Airways' sale of approximately 30% of its interest in Equant n.v., an international data network service provider (the interest was held through US Airways' interest in SOCIETE Internationale de Telecommunications Aeronatiqies), in the first quarter of 1999.

Provision for Income Taxes-An increase in pre-tax income for the first six months of 1999 was the major factor contributing to the higher provision.


Preferred Dividend Requirement-The amount disclosed for 1998 activity was related to the Company's Series H Preferred Stock, which was retired in March 1998.

Earnings per Common Share-The results were affected by higher earnings applicable to common stockholders, including the effects of certain nonrecurring items (see above) and fewer shares of common stock outstanding (see related discussion below in "Liquidity and Capital Resources").

SELECTED US AIRWAYS OPERATING AND FINANCIAL STATISTICS (Note 1)
                                  (UNAUDITED)
                                                    Three Months
                                                    Ended June 30,   Increase
                                                    -------------
                                                   1999      1998   (Decrease)
                                                   ----      ----   ----------
Revenue passengers (thousands)*                   14,755    15,302    (3.6) %
Total RPMs (millions) (Note 2)                    10,910    10,916    (0.1) %
RPMs (millions)*                                  10,886    10,881       -  %
Total ASMs (millions) (Note 3)                    14,846    14,179     4.7  %
ASMs (millions)*                                  14,817    14,138     4.8  %
Passenger load factor* (Note 4)                     73.5 %    77.0 %  (3.5) pts.
Break-even load factor (Note 5)                     65.7 %    66.8 %  (1.1) pts.
Yield* (Note 6)                                    16.88 c   17.18 c  (1.7) %
Passenger revenue per ASM* (Note 7)                12.40 c   13.22 c  (6.2) %
Revenue per ASM (Note 8)                           13.75 c   14.66 c  (6.2) %
Cost per ASM (Note 9)                              12.37 c   12.42 c  (0.4) %
Average passenger journey (miles)*                   738       711     3.8  %
Average stage length (miles)*                        612       596     2.7  %
Revenue aircraft miles (millions)*                   110       105     4.8  %
Cost of aviation fuel per gallon (Note 10)         52.40 c   52.35 c   0.1  %
Cost of aviation fuel per gallon, excluding
     fuel taxes (Note 11)                          46.22 c   46.35 c  (0.3) %
Gallons of aviation fuel consumed (millions)         286       278     2.9  %
Schedule completion factor*                         97.6 %    98.5 %  (0.9) pts.
Number of aircraft in operating fleet at period-end  382       370     3.2  %
Full-time equivalent employees at period-end      39,599    38,276     3.5  %


                                                     Six Months
                                                    Ended June 30,   Increase
                                                    -------------
                                                   1999      1998   (Decrease)
                                                   ----      ----   ----------
Revenue passengers (thousands)*                   27,752    28,610    (3.0) %
Total RPMs (millions) (Note 2)                    20,483    20,397     0.4  %
RPMs (millions)*                                  20,439    20,326     0.6  %
Total ASMs (millions) (Note 3)                    28,980    27,913     3.8  %
ASMs (millions)*                                  28,924    27,831     3.9  %
Passenger load factor* (Note 4)                     70.7 %    73.0 %  (2.3) pts.
Break-even load factor (Note 5)                     65.4 %    65.4 %     -  pts.
Yield* (Note 6)                                    17.12 c   17.45 c  (1.9) %
Passenger revenue per ASM* (Note 7)                12.10 c   12.74 c  (5.0) %
Revenue per ASM (Note 8)                           13.48 c   14.19 c  (5.0) %
Cost per ASM (Note 9)                              12.55 c   12.46 c   0.7  %
Average passenger journey (miles)*                   736       710     3.7  %
Average stage length (miles)*                        613       594     3.2  %
Revenue aircraft miles (millions)*                   215       208     3.4  %
Cost of aviation fuel per gallon (Note 10)         47.92 c   54.96 c (12.8) %
Cost of aviation fuel per gallon, excluding
     fuel taxes (Note 11)                          41.78 c   48.94 c (14.6) %
Gallons of aviation fuel consumed (millions)         561       545     2.9  %
Schedule completion factor*                         96.8 %    98.4 %  (1.6) pts.
Number of aircraft in operating fleet at period-end  382       370     3.2  %
Full-time equivalent employees at period-end      39,599    38,276     3.5  %


*   Scheduled service only (excludes charter service).
c   cents

Note 1. Operating statistics include US Airways' "mainline" operations as well as the operations of its low-cost product, MetroJet. Operating statistics include free frequent travelers and the related miles they flew. Certain nonrecurring items and revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways' financial results for purposes of financial statistical calculations for better comparability between periods.
Note 2.  Revenue passenger miles-Revenue passengers multiplied by the number
of   miles they flew.
Note 3. Available seat miles-Seats available multiplied by the number of miles flown (a measure of capacity).
Note 4. Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
Note 5. Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
Note 6.  Passenger transportation revenue divided by RPMs.
Note 7. Passenger transportation revenue divided by ASMs (a measure of unit revenue).
Note 8.  Total Operating Revenues divided by ASMs (a measure of unit revenue).
Note 9.  Total Operating Expenses divided by ASMs (a measure of unit cost).
Note 10. Includes the base cost of aviation fuel, fuel taxes and transportation charges.
Note 11. Includes the base cost of aviation fuel and transportation charges (excludes fuel taxes).


     The Company's financial results for the first six months of 1999 were adversely affected by inclement weather (snow/ice storms) in the eastern United States, the recent conversion of certain of the Company's information systems (including reservations, airport customer services and flight tracking systems) to those provided by Sabre, competitive pressures and operational difficulties. The effects on US Airways' operations of the inclement weather, compounded by the systems conversions, were particularly acute during the first quarter of 1999. The new systems resulted in changes to many basic work processes-temporarily affecting the efficiency at which certain processes were performed (including increasing employee overtime). In the first quarter of 1999, US Airways was forced to cancel approximately 5.6% of its flights. In contrast, US Airways flight cancellation rate averaged 2.5% in the first quarters of 1998 and 1997. The unusually large number of cancellations of planned flights increased US Airways' unit cost (cost per ASM) since it was geared to operate a larger schedule. As US Airways cancelled flights, its costs did not decrease proportionally-only expenses such as aviation fuel, landing fees and commissions were avoided. At the same time, US Airways lost a portion of the revenue from the cancelled flights. The information systems difficulties lingered into the second quarter of 1999. In addition, pilot training constraints negatively affected the Company's financial results for the second quarter of 1999. These factors stem from certain structural transformations, including the integration of new Airbus aircraft into US Airways' operating fleet, the growth of MetroJet (i.e., the need to reconfigure aircraft), the retirement of certain older aircraft and the planned replacement of Shuttle's B727-200 aircraft with Airbus aircraft. These factors have contributed to an increase in cancellations of planned flights; US Airways' cancellation rate averaged 3.2% in the second quarter of 1999 compared to an average rate of 2.5% in the second quarter of 1998 and 1.6% in the second quarter of 1997. The Company is unable to precisely determine the timing of when these factors will be resolved.

     Compared with the second quarter of 1998, US Airways' unit revenue for the second quarter of 1999 decreased 6.2% and its unit cost for the same comparable period decreased 0.4%. Compared with the first six months of 1998, US Airways' unit revenue for the first six months of 1999 decreased 5.0% and its unit cost for the same comparable period increased 0.7%. The Company's airline subsidiaries experienced an increase in pricing pressures and competition during the second quarter of 1999. See the previous paragraph for related information and "Results of Operations" for information related to changes in particular revenue and expense categories.

     US Airways' capacity is expected to increase approximately 5.0% for full-year 1999 compared to full-year 1998. The year-over-year increase in capacity will be driven largely by MetroJet, which will contribute approximately 4 percentage points of the expected increase, with transatlantic operations making up the majority of the remainder of the increase. The capacity growth estimates for US Airways for the remainder of 1999 and full-year 1999 are lower than previously disclosed estimates primarily due to pilot training constraints and delays in returning aircraft to service from scheduled maintenance visits.

     For the balance of the year, US Airways expects to experience continued revenue pressures. In this regard, third quarter revenues and unit cost are being negatively impacted by lower than expected completion of scheduled flights. The passenger dissatisfaction resulting from this circumstance is also anticipated to have a continuing negative impact.

Liquidity and Capital Resources

     As of June 30, 1999, the Company's Cash, Cash equivalents and Short-term investments totaled $1.2 billion and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.9 (the Company's Condensed Consolidated Balance Sheets are contained in Part I,
Item 1A of this report). As of December 31, 1998, the Company's Cash, Cash equivalents and Short-term investments totaled $1.2 billion and the Company's current ratio was 1.0. The Company's debt to equity ratio was
13.4 and 3.4 as of June 30, 1999 and December 31, 1998, respectively. The decrease in the current ratio is primarily attributable to a decrease in Cash equivalents and Short-term investments associated with the Company's purchases of its common stock (see below) offset by the cash generated from the Company's sale of its ownership interest in Galileo. The increase in the debt to equity ratio primarily reflects the decrease in Stockholder's Equity resulting from an increase in shares of common stock held in treasury partially offset by net income for the first six months of 1999 (a majority of the after-tax gain associated with the Company's sale of its interest in Galileo was already included in Stockholder's Equity as a component of Accumulated other comprehensive income, net of income tax effect).

     For the first six months of 1999, the Company's operating activities provided net cash of $652 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report) compared to $842 million for the first six months of 1998. Operating cash flows during the first six months of 1999 were affected by the same factors that negatively affected financial results during that period (see discussion above in "Result of Operations").

     The net cash provided by investing activities during the first six months of 1999 was $77 million. The comparable amount for 1998 was a net use of cash of $289 million. Investing activities during the first six months of 1999 included cash outflows of $611 million related to capital expenditures and cash inflows of $338 million related to asset dispositions. Capital expenditures included $545 million for aircraft and aircraft-related assets, including the purchase of eleven new Airbus A320-Family aircraft, the purchase of eight aircraft that were previously leased (including five nonoperating BAe-146 aircraft which were immediately sold) and purchase deposits related to new Airbus aircraft scheduled for future delivery. US Airways completed sale-leaseback transactions for nine of the new Airbus aircraft purchased in the first six months of 1999 generating proceeds of $300 million (sale-leaseback transactions for two of the new Airbus aircraft were completed in early July 1999). During the first six months of 1998, the Company's capital expenditures included purchase deposits for new Airbus flight equipment, the purchase of two Boeing B767-200ER aircraft at the expiration of their operating lease and costs associated with the purchase of other assets (most notably costs associated with information systems provided by Sabre). Asset dispositions during the first six months of 1998 included proceeds of $47 million from US Airways' sale of substantially all of its information systems and related assets to Sabre and proceeds of $6 million from US Airways' sale of four nonoperating aircraft. As discussed above, the Company sold its common stock interest in Galileo during the second quarter of 1999. The transaction generated proceeds of $307 million.

     Net cash used for financing activities during the first six months of 1999 was $735 million, including $670 million related to the Company's purchase of 12 million shares of its common stock. The Company' Board of Directors authorized a fifth common stock purchase program in March 1999 for the purchase of $500 million of the Company's common stock. From January 1998, when the Company's first common stock purchase program was authorized, through June 30, 1999, the Company had purchased a total of
30.4 million shares of its common stock at a total cost of $1.75 billion. As of June 30, 1999, the Company had purchased $330 million of its common stock under the fifth program. As discussed in Note 7 to the Company's Notes to Condensed Consolidated Financial Statements, the Company is subject to certain provisions of Delaware General Corporate Law with respect to its ability to pay dividends on or purchase shares of its common stock. Besides normal debt repayments, US Airways retired early certain debt with a principal amount of $46 million during the first six months of 1999. Financing activity during the first six months of 1998 included the March 12, 1998 conversion of Company's Series H Preferred Stock into 9.2 million shares of Common Stock (and the Series H Preferred Stock was retired). The Company paid dividends of $7 million to holders of its Series H Preferred Stock in 1998 prior to the retirement of that series.

     The Company's agreements to acquire new Airbus aircraft, accompanying jet engines and ancillary assets increase the Company's financing needs and result in a significant increase in its financial obligations and debt burden. As of the date of this report, August 5, 1999, the Company had orders for 377 Airbus A320-Family aircraft, including 105 aircraft on firm order, 112 aircraft on order subject to reconfirmation prior to scheduled delivery and options to acquire another 160 Airbus aircraft. In addition, the Company has orders for 30 Airbus widebody aircraft, including seven aircraft on firm order, seven aircraft subject to reconfirmation prior to delivery and options for 16 additional widebody aircraft.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the second quarter of 1999, the Company sold its common stock interest in Galileo International, Inc. The transaction generated cash proceeds of approximately $307 million and a pre-tax gain of approximately $274 million (see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information). As disclosed in the Annual Report of US Airways Group and US Airways to the SEC on Form 10-K for the year ended December 31, 1998 (the "Company's 1998 Form 10-K"), the Company was subject to certain market risks associated with this investment prior to its sale, most notably equity price risk.

     There have been no other material changes to the Company's disclosures related to certain market risks as reported under Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 1998 Form 10-K.

Part II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of an aircraft accident in September 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the NTSB held hearings in January and November 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. Wrongful death cases are pending in a consolidated multi-district litigation in the U.S. District Court for the Western District of Pennsylvania and in state court in Cook County Illinois. Although US Airways has settled approximately 90% of the cases and claims arising from the Pittsburgh accident, it expects that it will be at least a year before all the settlements and/or related litigation are concluded. A trial has been set for November 1999 in the Illinois litigation. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     In May 1995, the Company, US Airways and the Retirement Income Plan for Pilots of US Airways, Inc. ("Retirement Income Plan") were sued in the Federal District Court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the Retirement Income Plan provisions and erroneously calculated benefits under the Retirement Income Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting our Motion to Dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Retirement Income Plan was collectively bargained. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement under ERISA. The plaintiffs attempted to appeal the district court's dismissal before the U.S. Court of Appeals for the District of Columbia. In January of 1998, the Court of Appeals dismissed plaintiffs' appeal for lack of jurisdiction because the lower court order was not final. The plaintiffs moved for an order certifying the lower court order as final. The district court granted the motion to certify and the plaintiffs appealed to the U.S. Court of Appeals for the District of Columbia. In February 1999, the U.S. Court of Appeals upheld the district court's decision originally granted in May 1998 in our favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In July 1999, the Company filed a brief in opposition to the plaintiff's petition for certiorari with the U.S. Supreme Court.

     The City and County of San Francisco have sued a number of San Francisco International Airport tenants for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. US Airways has been identified by the City and County of San Francisco as a potentially responsible party. US Airways and the City and County of San Francisco have entered into an agreement to resolve this matter, which is subject to approval by the Court in August 1999.

     Also, the Company and US Airways have been named as defendants in three lawsuits recently filed in U.S. District Court for the Eastern District of Michigan. Northwest Airlines is also named as a defendant in each action, while Delta Air Lines and the Airlines Reporting Corporation are named as defendants in two of the cases. The complaints purport to be brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers have made allegations that they have paid excessive fares by reason of the respective airline's enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of the federal antitrust laws. They seek recovery of unquantified treble-damages and an injunction prohibiting future enforcement of the rules at issue. The Company believes the claims against it to be without merit and intends to impose a vigorous defense. The cases are respectively styled Keystone Business Machines, Inc., etc.
v. US Airways Group, Inc., et al. (E.D. Mich. Case No. 99-72474); BLT Contracting, Inc., etc. v. US Airways Group, Inc., et al. (E.D. Mich. Case No. 99-72998); and Volk, etc. v. Delta Air Lines, Inc., et al. (E.D. Mich. Case No. 99-72987).

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     US Airways Group's annual meeting of stockholders was held on May 19, 1999. Proxies for the meeting were solicited by US Airways Group pursuant to Regulation 14A under the Securities Exchange Act of 1934.



     All of management's nominees for the election to the Board of Directors as listed in US Airways Group's Proxy Statement for the meeting were elected. In addition, the stockholders also voted on the following proposals with the following results:
1. Management's proposal regarding ratification of the selection of auditors of the Company for fiscal year 1999.

   For: 66,442,907 Against: 457,519 Abstain: 298,238 Broker Non-Votes: None

2. Management's proposal regarding approval of the US Airways Group, Inc. Long-Term Incentive Plan.

   For: 63,019,913 Against: 3,843,023 Abstain: 335,728 Broker Non-Votes: None

3. Management's proposal regarding approval of the US Airways Group, Inc. Nonemployee Directors Stock Purchase Plan

   For: 63,091,67 Against: 3,724,938 Abstain: 382,049 Broker Non-Votes: None

4. Stockholder proposal concerning confidential voting.

   For: 19,040,360 Against: 29,946,249 Abstain: 516,762 Broker Non-Votes:
17,695,293

5. Stockholder proposal concerning cumulative voting in the election of directors.

   For: 9,282,945 Against: 36,382,775 Abstain: 406,514 Broker Non-Votes:
21,126,430

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

DESIGNATION                        DESCRIPTION

10.1 US Airways Group, Inc. Nonemployee Directors Stock Purchase Plan (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated May 19, 1999).
10.2 US Airways Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit B to US Airways Group's Proxy Statement dated May 19, 1999).
10.3 Employment Agreement between US Airways Group and US Airways and the Senior Vice President-Finance and Chief Financial Officer of both companies.
10.4 Employment Agreement between US Airways and its Senior Vice President-Human Resources.
10.5 Agreement between US Airways and its Senior Vice President-Finance and Chief Financial Officer providing supplemental retirement benefits
27.1    Financial Data Schedule-US Airways Group
27.2    Financial Data Schedule-US Airways


                 (this space intentionally left blank)


B.  REPORTS ON FORM 8-K

DATE OF REPORT                SUBJECT OF REPORT

July 21, 1999   News release disclosing the results of operations for
                both US Airways Group and US Airways for the three months and six months ended June 30, 1999, and selected operating and financial statistics for US Airways for the same periods.

July 14, 1999   Certain forward-looking information was provided by US
                Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

June 7, 1999    Certain forward-looking information was provided by US
                Airways to the investment community related to aircraft fleet, second quarter 1999 earnings and selected operating and financial statistics.

May 27, 1999    The sale of ownership interest in Galileo by USIM. The
                transaction, which closed on June 3, 1999, resulted in cash proceeds of approximately $307 million and a pre-tax gain of approximately $274 million. USIM's interest, 7,000,400 shares of Galileo common stock, was sold as part of a secondary common stock offering completed by Galileo.

May 17, 1999    Certain forward-looking information was provided by US
                Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

                                 SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                               US Airways Group, Inc. (Registrant)

Date: August 5, 1999         By: /s/ ANITA P. BEIER
                                ----------------------
                                Anita P. Beier
                                Vice President and Controller
                                (Chief Accounting Officer)

                               US Airways, Inc. (Registrant)

Date: August 5, 1999         By: /s/ ANITA P. BEIER
                                ------------------
                                Anita P. Beier
                                Vice President and Controller
                                (Chief Accounting Officer)




                    (this space intentionally left blank)





