Form 10-Q
period 1999-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 1999-11-05
CIK 701345, 714560

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                        or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from --------------- to---------------


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

                          Yes     X                 No
                               -------                -------
     As of October 31, 1999 there were outstanding approximately 71,459,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.


                                US AIRWAYS GROUP, INC.
                                         AND
                                   US AIRWAYS, INC.
                                     FORM 10-Q
                     QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                  TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1A.     Financial Statements-US Airways Group, Inc.

     Condensed Consolidated Statements of Operations
    - Three Months and Nine Months Ended September 30, 1999 and 1998 1 Condensed Consolidated Balance Sheets
    - September 30, 1999 and December 31, 1998                         2
     Condensed Consolidated Statements of Cash Flows
    - Nine Months Ended September 30, 1999 and 1998                    3
Notes to Condensed Consolidated Financial Statements                   4

Item 1B.     Financial Statements-US Airways, Inc.

     Condensed Consolidated Statements of Operations
    - Three Months and Nine Months Ended September 30, 1999 and 1998 8 Condensed Consolidated Balance Sheets
    - September 30, 1999 and December 31, 1998                         9
     Condensed Consolidated Statements of Cash Flows
    - Nine Months Ended September 30, 1999 and 1998                   10
Notes to Condensed Consolidated Financial Statements                  11

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk      24


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                               25

  Item 6.  Exhibits and Reports on Form 8-K                                26

SIGNATURES                                                                 27






                               US Airways Group, Inc.
                 Condensed Consolidated Statements of Operations
    Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)
                   (in millions, except per share amounts)


                                 Three Months Ended  Nine Months Ended
                                    September 30,      September 30,
                                 ------------------   ----------------
                                     1999     1998      1999     1998
                                     ----     ----      ----     ----

Operating Revenues
  Passenger transportation         $1,869   $1,988    $5,788   $5,924
  Cargo and freight                    34       39       110      124
  Other                               199      181       562      519
                                   ------   ------    ------   ------
    Total Operating Revenues        2,102    2,208     6,460    6,567

Operating Expenses
  Personnel costs                     892      786     2,507    2,309
  Aviation fuel                       198      150       490      474
  Commissions                         119      132       373      394
  Aircraft rent                       124      108       343      330
  Other rent and landing fees         108      107       322      308
  Aircraft maintenance                130      110       367      338
  Other selling expenses              102       99       297      299
  Depreciation and amortization        92       83       250      236
  Other                               448      363     1,254    1,043
                                    -----    -----     -----    -----
    Total Operating Expenses        2,213    1,938     6,203    5,731
                                    -----    -----     -----    -----

    Operating Income (Loss)          (111)     270       257      836

Other Income (Expense)
  Interest income                      19       26        48       87
  Interest expense                    (47)     (51)     (144)    (174)
  Interest capitalized                 12        5        29       (8)
  Gain on sale of marketable
    equity securities                   -        -       274        -
  Other, net                            -      (12)       16      (13)
                                    -----    -----     -----    -----
    Other Income (Expense), Net       (16)     (32)      223     (108)
                                    -----    -----     -----    -----

Income (Loss) Before Taxes           (127)     238       480      728
  Provision (Credit) for
    Income Taxes                      (42)      96       202      294
                                    -----    -----     -----    -----
Net Income (Loss)                     (85)     142       278      434
  Preferred Dividend Requirement        -        -         -       (6)
                                    -----    -----     -----    -----
Earnings (Loss) Applicable to
  Common Stockholders             $   (85) $   142   $   278  $   428
                                    =====    =====     =====    =====

Earnings (Loss) per Common Share
  Basic                           $ (1.19) $  1.54   $  3.72  $  4.53
  Diluted                         $ (1.19) $  1.51   $  3.65  $  4.40

Shares Used for Computation (000)
  Basic                            71,601   91,908    74,653   94,429
  Diluted                          71,601   93,844    76,013   98,749

See accompanying Notes to Condensed Consolidated Financial Statements.


                             US Airways Group, Inc.
                     Condensed Consolidated Balance Sheets
              September 30, 1999 (unaudited) and December 31, 1998
                                 (in millions)

                                         September 30,   December 31,
                                             1999            1998
                                           --------        --------
    ASSETS
Current Assets
  Cash                                      $   37          $   29
  Cash equivalents                             360             583
  Short-term investments                       632             598
  Receivables, net                             468             355
  Materials and supplies, net                  244             228
  Deferred income taxes                        251             347
  Prepaid expenses and other                   187             224
                                             -----           -----
      Total Current Assets                   2,179           2,364
Property and Equipment
  Flight equipment                           5,487           5,188
  Ground property and equipment                984             915
  Less accumulated depreciation
    and amortization                        (2,797)         (2,641)
                                             -----           -----
                                             3,674           3,462
  Purchase deposits                            269             198
                                             -----           -----
      Total Property and Equipment           3,943           3,660
Other Assets
  Goodwill, net                                576             593
  Other intangibles, net                       464             475
  Investment in marketable equity securities     -             301
  Other assets, net                            482             477
                                             -----           -----
      Total Other Assets                     1,522           1,846
                                             -----           -----
                                           $ 7,644         $ 7,870
                                             =====           =====

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt     $    68         $   71
  Accounts payable                             471            430
  Traffic balances payable
    and unused tickets                         933            752
  Accrued aircraft rent                        188            166
  Accrued salaries, wages and vacation         374            329
  Other accrued expenses                       712            521
                                             -----          -----
      Total Current Liabilities              2,746          2,269
Noncurrent Liabilities
  Long-term debt, net of current maturities  1,904          1,955
  Accrued aircraft rent                        254            332
  Deferred gains, net                          406            337
  Postretirement benefits other
    than pensions                            1,320          1,240
  Employee benefit liabilities and other       945          1,144
                                             -----          -----
      Total Noncurrent Liabilities           4,829          5,008
Commitments and Contingencies
Stockholders' Equity
  Common stock                                 101            101
  Paid-in capital                            2,269          2,283
  Retained earnings (deficit)                 (470)          (748)
  Common stock held in treasury, at cost    (1,688)        (1,069)
  Deferred compensation                        (90)           (99)
  Accumulated other comprehensive income
   (loss), net of income tax effect            (53)           125
                                             -----          -----
      Total Stockholders' Equity                69            593
                                             -----          -----
                                           $ 7,644        $ 7,870
                                             =====          =====


See accompanying Notes to Condensed Consolidated Financial Statements.


                             US Airways Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1999 and 1998 (unaudited)
                                 (in millions)

                                                        1999     1998
                                                        ----     ----

Cash and Cash equivalents at beginning of period        $612   $1,094
                                                         ---    -----

Cash flows from operating activities
  Net income                                             278      434
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                      250      236
      Loss (gain) on dispositions of property             (5)      (9)
      Gain on sale of marketable equity securities      (274)       -
      Amortization of deferred gains and credits         (23)     (21)
      Other                                               37       81
        Changes in certain assets and liabilities
          Decrease (increase) in receivables            (113)    (137)
          Decrease (increase) in materials and
            supplies, prepaid expenses and
            pension assets                                 6      (25)
          Decrease (increase) in deferred
            income taxes                                  62       89
          Increase (decrease) in traffic balances
            payable and unused tickets                   181      212
          Increase (decrease) in accounts payable
            and accrued expenses                         175      283
          Increase (decrease) in postretirement
            benefits other than pensions, noncurrent      80       53
                                                       -----     ----
               Net cash provided by (used for)
                 operating activities                    654    1,196

Cash flows from investing activities
  Capital expenditures                                (1,066)    (353)
  Proceeds from the sale-leaseback of aircraft           600        -
  Proceeds from dispositions of property                  43       97
  Proceeds from sale of marketable equity securities     307        -
  Decrease (increase) in short-term investments          (37)     153
  Decrease (increase) in restricted cash and investments   -      (50)
  Other                                                    3        4
                                                       -----     ----
               Net cash provided by (used for)
                 investing activities                   (150)    (149)

Cash flows from financing activities
  Proceeds from issuance of long-term debt                48        -
  Principal payments on long-term debt                  (102)    (543)
  Issuances of Common Stock                                -        7
  Purchases of Common Stock                             (670)    (881)
  Sales of treasury stock                                  5        6
  Dividends paid on preferred stock                        -       (6)
                                                       -----     ----
               Net cash provided by (used for)
                 financing activities                   (719)  (1,417)
                                                       -----     ----
Net increase (decrease) in Cash and Cash equivalents    (215)    (370)
                                                       -----     ----
Cash and Cash equivalents at end of period             $ 397   $  724
                                                       =====     ====


Noncash investing and financing activities
  Conversion of preferred stock into Common Stock $ - $ 358 Net unrealized gain on available-for-sale
    securities, net of income tax effect               $   -   $   47
  Reduction of aircraft-related purchase deposits      $   -   $   61

Supplemental Information
  Cash paid during the period for interest,
    net of amount capitalized                          $ 142   $  204
  Net cash paid during the period for income taxes     $  57   $  197


See accompanying Notes to Condensed Consolidated Financial Statements.


                              US AIRWAYS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's and US Airways, Inc.'s (US Airways, the Company's principal operating subsidiary) Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

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

2.   EARNINGS (LOSS) PER COMMON SHARE

     Earnings per Common Share (EPS) is presented on both a basic and diluted basis in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):


                                                                  Three
                                                              Months Ended
                    September 30,
                    ---------------
                    1999       1998
                    ----       ----
Earnings (loss) applicable to common stockholders:
Earnings (loss) applicable to common stockholders (basic)   $ (85)      $142
Preferred dividend requirement (1)                            -          -
                                                          -----       ----
Earnings (loss) applicable to common stockholders (diluted) $ (85)      $142
                                                            =====       ====
Common shares:
Weighted average common shares outstanding (basic)              72       92
Incremental shares related to outstanding stock options (2)      -        2
Incremental shares related to convertible preferred stock
issuances (1)                                                  -        -
                                                            ----     ----
Weighted average common shares outstanding (diluted)            72       94
                                                              ====     ====

EPS-Basic                                                   $(1.19)   $1.54
EPS-Diluted                                                 $(1.19)   $1.51


                                                                  Nine
                                                              Months Ended
                    September 30,
                    --------------
                    1999      1998
                    ----      ----
Earnings (loss) applicable to common stockholders:
Earnings (loss) applicable to common stockholders (basic)    $278      $428
Preferred dividend requirement (1)                            -         6
                                                           ----      ----
Earnings (loss) applicable to common stockholders (diluted)  $278      $434
                                                             ====      ====
Common shares:
Weighted average common shares outstanding (basic)             75        94
Incremental shares related to outstanding stock options         1         2
Incremental shares related to convertible preferred stock
issuances (1)                                                 -         3
                                                           ----      ----
Weighted average common shares outstanding (diluted)           76        99
                                                            ====      ====

EPS-Basic                                                   $3.72     $4.53
EPS-Diluted                                                 $3.65     $4.40


(1) Relates to the Company's Series H Preferred Stock, which was retired in March 1998.
(2) Option effect is antidilutive and therefore excluded for the three months ended September 30,
      1999.
Note: EPS amounts may not recalculate due to rounding.


3.  COMPREHENSIVE INCOME

     Comprehensive income (loss) was $(84) million and $108 million for the three months ended September 30, 1999 and 1998, respectively, and $101 million and $484 million for the nine months ended September 30, 1999 and 1998, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. See Note 6.

4.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     The Company has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiary US Airways Investment Management Company, Inc. (USIM), formerly USAM Corp.) and Shuttle, Inc. The US Airways Express segment includes the operations of the Company's three wholly-owned regional airlines and activity resulting from a marketing agreement with two non-owned US Airways Express air carriers. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments.

     Financial information for each reportable operating segment is set forth below (in millions):

                                     Three Months Ended     Nine Months Ended
                                         September 30,           September 30,
                                      ------------------     -----------------
-
                                     1999          1998     1999        1998
                                     ----          ----     ----        ----
Operating Revenues:
   US Airways external           $  1,896      $  2,014  $  5,862   $  6,030
   US Airways intersegment             17            16        47         46
   US Airways Express external         203           191       595        529
   US Airways Express intersegment       9             8        24         22
   All Other                             3             3         3          8
   Intersegment Elimination            (26)          (24)      (71)      (68)
                                     -----         -----     -----      -----
                                 $   2,102      $  2,208  $  6,460   $  6,567
                                     =====         =====     =====      =====
Income (Loss) Before Taxes:
   US Airways                    $   (131)     $    193  $    185   $    628
   US Airways Express                  29            43       105        111
   All Other (1)                      (25)            2       190        (11)
                                    -----         -----     -----      -----
                                 $    (127)     $    238  $    480   $    728
                                     =====         =====     =====      =====


(1) Nine months ended September 30, 1999 amount includes a gain on the sale of certain marketable equity securities. See Note 6.


5.  TREASURY STOCK

     The Company held 29.5 million shares and 17.4 million shares of Common Stock in treasury as of September 30, 1999 and December 31, 1998, respectively. See Note 8.

     During March 1999, the Company's Board of Directors authorized a fifth stock purchase program for up to $500 million of the Company's common stock. The Company had purchased $330 million of its common stock under this program through September 30, 1999. The Company's Board of Directors also authorized another stock purchase program in September 1999, for up to $500 million of the Company's common stock. As of September 30, 1999, the Company had not purchased any of its common stock under this program.

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

7.  COMMITMENTS AND CONTINGENCIES

     As of September 30, 1999, the Company had 124 A320-Family aircraft (A319/A320/A321) on firm order, 196 aircraft subject to reconfirmation prior to scheduled delivery and options for 50 additional aircraft. With respect to the firm-order aircraft, nine are expected to be delivered in the fourth quarter of 1999 and 115 are expected to be delivered in the years 2000 through 2003 (28 of the aircraft scheduled for delivery in the years 2000 to 2003 are subject to cancellation with 18 month notice and payment of a cancellation fee). The new Airbus single-aisle aircraft are expected to replace certain older aircraft in the fleet.

     In addition, as of September 30, 1999, the Company had ten firm widebody A330-300 aircraft orders, four Airbus widebody aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional Airbus widebody aircraft. Of the ten firm-order A330-300 aircraft, seven are scheduled for delivery in the year 2000 and three in 2001. The Company can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first ten aircraft. These new widebody aircraft are expected to eventually supplant US Airways' B767-200ER fleet in transatlantic markets.

     As of September 30, 1999, the minimum determinable payments associated with the Company's aircraft acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $365 million for the fourth quarter of 1999, $2.15 billion in 2000, $518 million in 2001, $448 million in 2002 and $409 million in 2003.



8.  STOCKHOLDERS' EQUITY

     As a Delaware corporation, the Company is subject to certain provisions of the Delaware General Corporation Law (Delaware Law), including the maintenance of a capital surplus, with respect to its ability to pay dividends on or to purchase shares of its common stock. There are a number of methods for calculating capital surplus. Based on a valuation conducted on behalf of the Company, as of September 30, 1999 the Company believes that its capital surplus under Delaware Law was in excess of the remaining balances of the Company's current common stock purchase programs.

9.  NONRECURRING AND UNUSUAL ITEMS

     During the second quarter of 1999, US Airways recorded certain nonrecurring items: (i) $11 million of previously accrued lease obligations were reversed related to the purchase off lease and sale or lease termination of six British Aerospace BAe-146-200 (BAe-146) aircraft (recorded as a credit to Aircraft rent expense), (ii) $1 million of lease return provisions were reversed related to the purchase off lease and sale of five BAe-146 aircraft (recorded as a credit to Aircraft maintenance expense) and (iii) $4 million accrual reversal related to the sale of a previously abandoned maintenance facility (recorded as a credit to Depreciation and amortization expense). During the third quarter of 1998, US Airways reversed $3 million of previously accrued lease obligations upon the early termination of leases for two BAe-146 aircraft (recorded as a credit to Aircraft rent expense). All of these expense credits are considered nonrecurring items because they relate to nonrecurring items disclosed in prior periods, principally 1994 for the BAe-146 activity and 1997 for the facilities-related credit.

     Additionally, the Company recorded a gain on the sale of marketable equity securities that resulted from USIM's sale of its common stock investment in Galileo during the second quarter of 1999. See Note 6.




                              US Airways, Inc.
                  Condensed Consolidated Statements of Operations
    Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)
                                  (in millions)


                                Three Months Ended   Nine Months Ended
                                   September 30,        September 30,
                                ------------------    ----------------
                                    1999     1998        1999     1998
                                    ----     ----        ----     ----

Operating Revenues
  Passenger transportation        $1,663   $1,785      $5,161   $5,331
  US Airways Express
    transportation revenues          198      188         581      520
  Cargo and freight                   33       38         107      121
  Other                              175      166         508      497
                                  ------   ------      ------   ------
    Total Operating Revenues       2,069    2,177       6,357    6,469

Operating Expenses
  Personnel costs                    832      732       2,331    2,153
  Aviation fuel                      182      138         451      437
  Commissions                        108      121         338      361
  Aircraft rent                      108       93         295      285
  Other rent and landing fees        100       98         296      281
  Aircraft maintenance               107       85         289      270
  Other selling expenses              92       90         268      272
  Depreciation and amortization       83       76         227      215
  US Airways Express
    capacity purchases               162      144         466      403
  Other                              402      337       1,143      973
                                  ------   ------      ------   ------
    Total Operating Expenses       2,176    1,914       6,104    5,650
                                  ------   ------      ------   ------

    Operating Income (Loss)         (107)     263         253      819

Other Income (Expense)
  Interest income                     65       48         170      130
  Interest expense                   (48)     (51)       (145)    (174)
  Interest capitalized                 7        1          16      (17)
  Gain on sale of marketable
    equity securities                  -        -         274        -
  Other, net                           -      (12)         16      (13)
                                  ------   ------      ------   ------
    Other Income (Expense), Net       24      (14)        331      (74)
                                  ------   ------      ------   ------

Income (Loss) Before Taxes           (83)     249         584      745

  Provision (Credit) for
    Income Taxes                     (28)     100         233      300
                                  ------   ------      ------   ------

Net Income (Loss)               $    (55) $   149     $   351  $   445
                                  ======   ======      ======   ======


See accompanying Notes to Condensed Consolidated Financial Statements.


                                 US Airways, Inc.
                      Condensed Consolidated Balance Sheets
              September 30, 1999 (unaudited) and December 31, 1998
                                  (in millions)

                                          September 30,  December 31,
                                              1999           1998
                                            --------       --------
    ASSETS
Current Assets
  Cash                                     $     24       $     21
  Cash equivalents                              360            583
  Short-term investments                        632            598
  Receivables, net                              466            351
  Receivables from related parties, net         105            169
  Materials and supplies, net                   211            202
  Deferred income taxes                         218            291
  Prepaid expenses and other                    122            174
                                              -----          -----
      Total Current Assets                    2,138          2,389
Property and Equipment
  Flight equipment                            5,219          4,924
  Ground property and equipment                 946            886
  Less accumulated depreciation
    and amortization                         (2,669)        (2,528)
                                              -----          -----
                                              3,496          3,282
  Purchase deposits                              62              -
                                              -----          -----
      Total Property and Equipment            3,558          3,282
Other Assets
  Goodwill, net                                 442            457
  Other intangibles, net                        382            391
  Investment in marketable equity securities      -            301
  Receivable from parent company                380            306
  Deferred income taxes                          17              -
  Other assets, net                             576            572
                                              -----          -----
      Total Other Assets                      1,797          2,027
                                              -----          -----
                                             $7,493         $7,698
                                              =====          =====

    LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current maturities of long-term debt       $   68         $   71
  Accounts payable                              432            379
  Traffic balances payable
    and unused tickets                          933            757
  Accrued aircraft rent                         181            155
  Accrued salaries, wages and vacation         368            323
  Other accrued expenses                       701            470
                                             -----          -----
      Total Current Liabilities              2,683          2,155
Noncurrent Liabilities
  Long-term debt, net of current maturities  1,892          1,954
  Accrued aircraft rent                        254            330
  Deferred gains, net                          405            335
  Postretirement benefits other
    than pensions                            1,296          1,217
  Employee benefit liabilities and other       949          1,105
                                             -----          -----
      Total Noncurrent Liabilities           4,796          4,941
Commitments and Contingencies
Stockholder's Equity
  Common stock                                   -              -
  Paid-in capital                            2,431          2,431
  Retained earnings (deficit)                 (504)          (855)
  Receivable from parent company            (1,860)        (1,099)
  Accumulated other comprehensive income
   (loss), net of income tax effect            (53)           125
                                             -----          -----
      Total Stockholder's Equity                14            602
                                             -----          -----
                                            $7,493         $7,698
                                             =====          =====


See accompanying Notes to Condensed Consolidated Financial Statements.


                                US Airways, Inc.
                 Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1999 and 1998 (unaudited)
                                 (in millions)


                                                        1999     1998
                                                        ----     ----

Cash and Cash equivalents at beginning of period       $ 604  $ 1,092
                                                        ----    -----
Cash flows from operating activities
  Net income                                             351      445
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities
      Depreciation and amortization                      227      215
      Losses (gains) on dispositions of property          (5)      (9)
      Gain on sale of marketable equity securities      (274)       -
      Amortization of deferred gains and credits         (22)     (20)
      Other                                              (83)      44
      Changes in certain assets and liabilities
        Decrease (increase) in receivables              (116)    (104)
        Decrease (increase) in materials and
          supplies, prepaid expenses and
          pension assets                                  29      (21)
        Decrease (increase) in deferred income taxes      38       91
        Increase (decrease) in traffic balances
          payable and unused tickets                     175      223
        Increase (decrease) in accounts payable
          and accrued expenses                           241      273
        Increase (decrease) in postretirement
          benefits other than pensions, noncurrent        79       52
                                                        ----    -----
             Net cash provided by (used for)
               operating activities                      640    1,189

Cash flows from investing activities
  Capital expenditures                                  (877)    (252)
  Proceeds from the sale-leaseback of aircraft           600        -
  Proceeds from dispositions of property                  43       97
  Proceeds from sale of marketable equity securities     307        -
  Decrease (increase) in short-term investments          (37)     153
  Decrease (increase) in restricted cash
    and investments                                        -      (50)
  Funding of parent company's common stock purchases    (670)    (881)
  Funding of parent company's aircraft
    purchase deposits                                   (163)     (88)
  Other                                                    3        3
                                                        ----    -----
             Net cash provided by (used for)
               investing activities                     (794)  (1,018)

Cash flows from financing activities
  Proceeds from issuance of long-term debt                36        -
  Principal payments on long-term debt                  (102)    (543)
                                                        ----    -----
             Net cash provided by (used for)
               financing activities                      (66)    (543)
                                                        ----    -----
Net increase (decrease) in Cash and Cash equivalents    (220)    (372)
                                                        ----    -----
Cash and Cash equivalents at end of period             $ 384   $  720
                                                        ====    =====

Noncash investing and financing activities
  Net unrealized gain on available-for-sale
    securities, net of income tax effect               $   -   $   47
  Reduction of parent company receivable-
    assignment of aircraft purchase rights
    by parent company                                  $ 166   $    -
  Reduction of aircraft-related purchase deposits      $   -   $   61

Supplemental Information
  Cash paid during the period for interest,
    net of amount capitalized                          $ 142   $  204
  Net cash paid during the period for income taxes     $  57   $  194



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

2.  COMPREHENSIVE INCOME

     Comprehensive income (loss) was $(55) million and $116 million for the three months ended September 30, 1999 and 1998, respectively, and $174 million and $495 million for the nine months ended September 30, 1999 and 1998, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. See Note 5.

3.  RELATED PARTY TRANSACTIONS

     US Airways provides various loans to US Airways Group including the funding of US Airways Group's common stock purchases recorded as a reduction of Stockholder's Equity. These receivables bear interest at market rates.
Interest income related to these receivables was $46 million and $22 million for the three months ended September 30, 1999 and 1998, respectively, and $122 million and $43 million for the nine months ended September 30, 1999 and 1998, respectively. See also Note 5 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 6 of this report.

4.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding USIM). The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's three wholly-owned regional airlines and from a marketing agreement with two non-owned US Airways Express air carriers.



     Financial information for each reportable operating segment is set forth below (in millions):

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  ------------------        ------------------
                                  1999          1998        1999         1998
                                  ----          ----        ----         ----
Operating Revenues:
   US Airways                 $  1,871      $  1,989    $  5,776     $  5,949
   US Airways Express              198           188         581          520
                                 -----         -----       -----        -----
                              $  2,069      $  2,177    $  6,357     $  6,469
                                 =====         =====       =====        =====
Income (Loss) Before Taxes:
   US Airways                 $   (128)     $    202    $    181     $    620
   US Airways Express               36            44         115          117
   All Other (1)                     9             3         288            8
                                 -----         -----       -----        -----
                              $    (83)     $    249    $    584     $    745
                                 =====         =====       =====        =====

(1) Nine months ended September 30, 1999 amount includes a gain on the sale of certain marketable equity securities. See Note 5.


5.  INVESTMENT IN MARKETABLE EQUITY SECURITIES

     Please refer to Note 6 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 6 of this report related to USIM's sale of its ownership interest in Galileo International, Inc.

6.  COMMITMENTS AND CONTINGENCIES

     Please refer to Note 7 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 6 of this report related to US Airways' commitments and contingencies.

7.  NONRECURRING ITEMS

     Please refer to Note 9 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 7 of this report related to US Airways' nonrecurring items.

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

     Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. The preparation of forward-looking information requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking information include: economic conditions, labor costs, financing costs, aviation fuel costs, competitive pressures on product pricing-particularly from lower-cost competitors, weather conditions, government legislation, consumer perceptions of the Company's products, demand for air transportation in the markets in which the Company operates, disruptions relating to labor negotiations, other operational matters discussed herein and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking information, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or in other factors affecting such estimates.

                                FINANCIAL OVERVIEW

     For the third quarter of 1999, the Company's operating revenues were $2.1 billion, operating loss was $111 million, net loss was $85 million and diluted loss per common share was $1.19. For the comparative period in 1998, operating revenues were $2.2 billion, operating income was $270 million, net income was $142 million and diluted earnings per common share (EPS) was $1.51. The Company's financial results for the third quarter of 1998 included a nonrecurring item as discussed below in "Results of Operations."

     For the first nine months of 1999, the Company's operating revenues were $6.5 billion, operating income was $257 million, net income was $278 million and diluted EPS was $3.65. For the first nine months of 1998, operating revenues were $6.6 billion, operating income was $836 million, net income was $434 million and diluted EPS was $4.40. The Company's financial results for the first nine months of 1999 and 1998 include certain nonrecurring items.

     The relatively favorable domestic economic and industry conditions that influenced 1998 results continued to influence 1999 results. However, as discussed in "Results of Operations," a number of factors negatively influenced the Company's financial performance in the third quarter of 1999, including higher fuel prices; inclement weather, particularly Hurricane Floyd; pilot training constraints; air traffic control delays and cancellations; and aircraft shortages resulting from delays in aircraft returning from regularly scheduled maintenance. In addition to the aforementioned factors, the Company's airline subsidiaries have experienced increasing price pressures and competition in 1999, severe winter weather earlier in the year, and certain matters involving the Company's information systems which negatively affected the Company's financial performance for the first nine months of 1999.

                     UPDATE ON US AIRWAYS' COMPETITIVE POSITION

     US Airways, the Company's principal subsidiary, continues to introduce new Airbus single-aisle A320-Family aircraft to its operating fleet. In 1999, through October 31, 1999, US Airways had acquired 27 new A320-Family aircraft. US Airways expects to take delivery of six additional Airbus A320-Family aircraft during the remainder of 1999. These new single-aisle aircraft are expected to replace certain older aircraft operated by the Company's airline subsidiaries. The new Airbus aircraft are more fuel-efficient, less costly to maintain, have greater range capabilities and provide certain customer service benefits over the aircraft they are intended to replace. The Company currently expects that its airline subsidiaries will retire 29 aircraft in 1999, including 21 aircraft operated by US Airways (Douglas DC-9-30 and Boeing 737-200 aircraft) and eight Boeing 727-200 aircraft currently operated by Shuttle, Inc. (Shuttle). Shuttle, a wholly-owned subsidiary of the Company, operates under the trade name "US Airways Shuttle." New Airbus aircraft are expected to replace the B727-200 aircraft in conjunction with the Company's rejuvenation of its US Airways Shuttle product (see below).
US Airways' first widebody Airbus A330-300 aircraft (A330) is currently scheduled for delivery in the first quarter of 2000. Seven A330 aircraft are scheduled for delivery in 2000 and three are scheduled for delivery in 2001. US Airways plans to use these aircraft in certain long-haul markets, primarily transatlantic service. The new Airbus aircraft play an important part in the Company's long-term strategy of


 establishing US Airways as a competitive global airline. See "Liquidity and Capital Resources" for additional information related to the Company's commitments to purchase flight equipment and related assets and "Other Information" for additional information related to US Airways' review of the carrying value of certain property and equipment.

     In July 1999, the Company expanded its US Airways Shuttle product to encompass certain routes formerly operated under the US Airways trade name. The new US Airways Shuttle service, operated by US Airways, includes hourly service during certain times between Washington (Reagan Washington National Airport) and Boston (Logan). In September 1999, the new US Airways Shuttle service included hourly service during certain times between Washington (Dulles International Airport) and both New York (LaGuardia Airport) and Boston (Logan International Airport). US Airways Shuttle continues to offer hourly service during certain times between New York (LaGuardia) and Washington (Reagan National) and between New York (LaGuardia) and Boston (Logan), routes operated by the Company's Shuttle subsidiary.

     MetroJet-US Airways' response to low-cost, low-fare competition-continued to expand its operational reach during the third quarter. MetroJet was introduced on June 1, 1998 with an operating fleet of five aircraft and as of September 30, 1999, it operated 47 aircraft. Although MetroJet has grown at a dramatic rate since its introduction through the third quarter of 1999, MetroJet is expected to operate 42 aircraft by year-end 1999. The Company anticipates maintaining MetroJet's year-end 1999 level of aircraft until the fourth quarter of 2000 when additional aircraft become available for reassignment from US Airways' other operations. MetroJet accounted for approximately 11% of US Airways' capacity, as measured in available seat miles (ASMs), in the third quarter of 1999.

     In May 1999, US Airways entered into an agreement with Chautauqua Airlines, Inc. (Chautauqua) that permits Chautauqua to operate ten Embraer 145LR 50-seat regional jet aircraft as part of US Airways Express. The first three regional jets entered service with US Airways Express in the first nine months of 1999 and the remaining seven aircraft are expected to enter service during the fourth quarter of 1999 and full year 2000. The Company also entered into an agreement with Bombardier Inc. for the purchase of nine new de Havilland Dash-8 turboprop aircraft. These aircraft, all of which have been purchased and entered into service as of the date of this report, are operated by the Company's regional airline subsidiaries as part of US Airways Express. In addition, the Company has extended the leases for ten Dash-8 turboprop aircraft by three years (these leases were originally scheduled to expire in 1999). Currently, the Company's three wholly-owned regional airline subsidiaries operate as part of the US Airways Express system along with seven airlines, including Chautauqua, that operate as part of US Airways Express under service agreements. In addition, Colgan Air will join the US Airways Express system on December 11, 1999 serving markets in the Northeastern United States. Quarter-over-quarter, capacity generated by the Company's three wholly-owned US Airways Express air carriers increased 4.3%, and revenue passengers increased 1.6 %.

     In March 1999, US Airways announced that it had obtained commercially viable takeoff and landing slots at London's Gatwick Airport (Gatwick) that permitted the initiation of the long-awaited service from Charlotte. US Airways began operating the Charlotte-London service on June 12, 1999. Also in June 1999, US Airways increased its service between Philadelphia and Paris to two daily flights, in addition to the daily Pittsburgh-Paris flight. In October 1999, US Airways announced that it would begin daily Charlotte-Paris (Charles de Gaulle) service and Charlotte-Frankfurt service beginning on April 13, 2000 and May 18, 2000, respectively. In October 1999, US Airways also announced that it would begin daily flights between Philadelphia-Manchester, England beginning on May 25, 2000. US Airways temporarily suspended Philadelphia-Amsterdam service effective June 12, 1999. The Company anticipates year 2000's transatlantic capacity, as measured in ASMs, to increase by 25% to 30% over anticipated full-year 1999 levels.

     US Airways has also filed with the United States (U.S.) Department of Transportation for authority to serve London (Gatwick) from Pittsburgh and London's Heathrow Airport (Heathrow) from Charlotte, Philadelphia, Pittsburgh and Boston. US Airways anticipates moving its operations at Gatwick to Heathrow when possible. The availability of operating rights at Heathrow is currently constrained by the bilateral aviation treaty between the U.S. and the United Kingdom.

                              EFFECTS OF THE YEAR 2000

     The Company operates computer software applications, systems and products that support important business functions, including reservations, accounting and flight operations systems, that would not have properly processed dates on or after January 1, 2000 (commonly referred to as the "Year 2000" or "Y2K" problem) unless steps to remediate the error were taken. In order to address this situation, the Company implemented a plan to address the Company's information technology and non-information technology arenas. The Company has two teams of full-time staff in place, both of which are headed by the Company's Senior Vice President-Corporate Development. One team is coordinating Y2K compliance efforts with Sabre, Inc. (Sabre) for those information technology systems managed by Sabre. A second team is coordinating Y2K compliance efforts for non-information technology systems and those information technology systems not managed by Sabre.

     The Company has a long-term information technology relationship with Sabre and has converted many of its information technology systems to those provided by Sabre. Sabre has reported that its mission critical "host" systems, to which the Company's information systems have been converted, including systems for reservations, flight operations and cargo, are Y2K compliant. Sabre also has represented that the Company's mission critical information systems, which were not converted to systems provided by Sabre and which are covered by the Company's relationship with Sabre, are Y2K compliant.

     The Company operates systems that are not covered by the Sabre relationship. These systems include information technology and non-information technology systems (such as aircraft systems; hardware with embedded computer chips; elevators; fire and security systems; and certain internally developed software applications). An inventory of such systems was conducted identifying those systems with possible Y2K problems. The Company prioritized these systems and implemented a program to assess, remediate and test the mission critical systems based on this prioritization. As of the date of this report, the Company has completed the assessment, remediation and testing of all mission critical systems.

     As of December 31, 1998, the Company completed a review of airports, which service US Airways, US Airways Express and Shuttle, Inc. This process entailed reviewing the Y2K compliance of the systems in those locations over which the Company has little or no control (such as certain flight information displays, elevators, security equipment, runway lighting and other airfield systems and miscellaneous airport devices). The Company is also participating in Y2K monitoring efforts being coordinated on an industry-wide basis by the Air Transport Association and the International Air Transport Association
(IATA). The Company has also completed the review of other key facilities (such as maintenance hangars, reservations offices and city ticket offices).

     The Company is also in regular communication with IATA and Navigation Canada, the Canadian equivalent of the FAA, concerning the Y2K status of foreign air traffic control systems. On the evening of December 31, 1999, the Company either will have a position at the FAA

Command Center in Leesburg, Virginia or have established direct communication links with its FAA representative at the Command Center to receive real-time Y2K status of foreign air traffic control systems. Additionally, the Company will operate internal command centers from late December 1999 until early January 2000 as well as other significant dates in 2000 (such as February 29, 2000) to coordinate the prompt resolution of issues relating to Y2K.

     The Company identified and prioritized its supplier base, and commenced a program of on-going, formal contact with these vendors to determine their Y2K status based on such prioritization, and any possible impact on the Company. More than 700 mission critical suppliers were identified and 100% of these vendors were contacted and responded. Of these vendors, approximately 81% have reported they are Y2K compliant. All remaining mission critical vendors have active Y2K programs and expect to be Y2K compliant by December 31, 1999. The Company continues to track the progress of such remaining vendors and will invoke contingency plans for vendors who fail to become Y2K compliant. The Company does not anticipate that its operations will be significantly impacted due to Y2K compliance issues at its mission critical vendors.

      The Company has established contingency plans in the event that any mission critical system fails. These plans entail finding alternative vendors/suppliers who are Y2K compliant, purchasing additional products and inventories/supplies and reverting to manual systems or workarounds, prior to December 31, 1999. In the event that the Company is required to implement contingency plans for key systems, it believes that the result may be significant delays in operations and flight cancellations. In the event that such delays and flight cancellations occur, it is possible, depending on the extent of the delays and cancellations, that there could be a material adverse impact on the Company's financial condition and results of operations.

    The Company's efforts to prepare for Y2K are described, in detail, above. Despite these efforts, there can be no assurance that the Company's own computer software and systems, those of its suppliers, the airports at which the Company operates, or the air traffic control system managed by the FAA will not encounter a Y2K problem. Any such key system failure could have a material adverse effect on the business, financial condition and results of operations of the Company.

     As of September 30, 1999, aggregate expenses incurred by the Company to become Y2K compliant, apart from expenses related to the Sabre relationship, have amounted to approximately $9 million. The Company expects to spend an additional $1 million, apart from the Sabre relationship, in order to become fully Y2K compliant. These amounts are also exclusive of any replacement equipment that may become necessary and have not yet been identified. With respect to the cost of Sabre's Y2K compliance program, the Company cannot completely quantify the costs for Y2K compliance on its information technology systems because such costs have been incorporated into the costs of the broader conversion plan to Sabre systems. However, the Company anticipates incurring aggregate expenses of $32 million for Sabre services which are related solely to Y2K compliance efforts on the systems, unrelated to the broader conversion plan. As of September 30, 1999, the Company paid Sabre $30 million in aggregate expenses for these services, and expects to pay Sabre an additional $2 million during the remainder of 1999 for these services. Overall, the Company believes that the cost of becoming Y2K compliant is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

                                 OTHER INFORMATION

     US Airways lowered the base commissions it pays travel agencies effective October 14, 1999. The Company currently pays a 5% base commission rate with a $50 maximum payment for roundtrip travel and a $25 maximum for one-way travel for tickets purchased within the domestic U.S., including Puerto Rico and the U.S. Virgin Islands. US Airways previously paid an 8% commission with identical maximum payments. Similar reductions apply to tickets purchased in the U.S. and Canada for travel to international locations. On October 25, 1999, a Department of Transportation proceeding was commenced involving the Company and other major airlines seeking a reversal of the reduction in travel agency commissions.

     As of September 30, 1999, US Airways operated seven different fleet types including the A320-Family aircraft. On October 7, 1999, the Company announced its Year 2000 fleet plan, which will include the retirement of 11 DC-9-30 aircraft, 17 B737-200 aircraft, and 4 B727-200 during 2000. These aircraft will be replaced by A320-Family aircraft. In addition, US Airways will add A330 aircraft in the first quarter of 2000. US Airways continues to monitor its non-Airbus property and equipment in accordance with provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In general, SFAS 121 requires an impairment charge to be recognized when the estimated future cash flows (undiscounted and without interest charges) expected to result from the operation and eventual disposition of an asset are less than the aggregate carrying amount. The Company is currently evaluating the impact of changes in current market conditions, such as capacity, passenger demand and decreasing market values for older aircraft, as well as its future Airbus delivery schedule. The current evaluation may result in a fleet impairment/disposition charge.

     On October 6, 1999, US Airways' mechanics and related employees, who are represented by the International Association of Machinists and Aerospace Workers (IAMAW), ratified a new five-year contract. The new contract, which covers approximately 7,500 employees, is based on pay parity with other major domestic airlines. A tentative agreement that had been reached with this group's negotiating committee during the second quarter of 1999 was rejected by the group's membership in that quarter.

     On April 1, 1999, US Airways' fleet service employees, who are also represented by the IAMAW, ratified an initial labor contract. The new contract, which covers approximately 6,000 employees, is also based on pay parity with other major domestic airlines. In addition, on May 3, 1999, US Airways' flight crew training instructors (approximately 160 employees) ratified a new collective bargaining agreement. On July 29, 1999, US Airways' flight dispatchers (approximately 195 employees) ratified a new collective bargaining agreement.

     US Airways is in mediation over an amendable labor agreement with the Association of Flight Attendants covering approximately 8,600 flight attendant employees. The Company is unable to determine the timing of when this mediation will be concluded and an amended contract established, or the final terms and conditions of the amended contract. In addition, the Company is unable to determine whether or not these labor discussions will result in a disruption of US Airways' operations.

     On August 20, 1999, US Airways' passenger service employees
(approximately 10,400 employees) voted to be represented by the Communications Workers of America (CWA). On November 4, 1999 US Airways and the CWA reached a tentative agreement on an initial contract. The tentative agreement is subject to ratification by the union membership.

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

     On September 23, 1999, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 99-13, "Application of EITF Issue No. 97-10, The Effect



of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority, to Entities that Enter into Leases with Governmental Entities", which may require certain future financings related to airport construction projects to be recorded on the balance sheet. Previously, these types of transactions were generally recorded as operating leases. This consensus applies to construction projects committed to after September 23, 1999, and also to those projects that were committed to on or before such date, if construction does not commence by March 31, 2000. The Company does not expect the change in accounting treatment to have a material impact on its results of operations.

RESULTS OF OPERATIONS

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1A of this report) and in selected US Airways operating and financial statistics. Except where noted, operating statistics referred to below are for scheduled service only.

                         THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 COMPARED WITH THE
                         THREE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenues-Passenger transportation revenues were lower due to a 4.5%
------------------
decrease in yield and a 2.4% decrease in revenue passenger miles (RPMs). Despite a 3.2% increase in capacity (as measured by available seat miles or ASMs), RPMs were lower as a result of an unusually high number of cancellations associated with crew shortages, air traffic control and delays in aircraft returning from regularly scheduled maintenance. Crew shortages were a result of delays in the Company's pilot training program due to an insufficient number of flight crew instructors. The Company expects the delays in aircraft returning from regularly scheduled maintenance will linger into the first half of year 2000. Inclement weather during the quarter also hampered the Company's operational performance. See "Selected US Airways Operating and Financial Statistics" for additional information related to US Airways' passenger transportation revenues. Cargo and freight revenues decreased due primarily to less mail volume (competitive pressures). Other operating revenues increased 9.9% related primarily to higher revenues associated with the Company's Dividend Miles frequent traveler program and increased sales of capacity (ASMs) generated by non-owned US Airways Express air carriers in certain markets. The increase in revenues from the capacity sales is partially offset by increases in expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses- Personnel costs increased 13.5% due to overtime resulting
------------------
from the operational issues cited above (see passenger transportation revenues), an increase in full-time equivalent employees, wage increases and lump sum payments for certain employee groups during 1999, increased pilot training and the effects of a lower discount rate used to calculate certain pension and benefit plan liabilities in 1999. Aviation fuel was up 32.0% reflecting higher market rates for fuel. Commissions decreased 9.8% due to lower sales and lower rates. See "Other information" above related to recent changes in US Airways' commission rate structure. Aircraft rent increased 14.8% in conjunction with an increase in the number of leased aircraft (see also "Liquidity and Capital Resources" below). US Airways also recorded a $3 million nonrecurring credit during the third quarter of 1998 related to BAe-146 activity. Aircraft maintenance increased 18.2% primarily related to an increase in materials and outside service expenses with rates and volumes increasing for both. In addition, US Airways received a $4.5 million credit from an engine vendor in the prior year period. Depreciation and amortization was higher due to amortization expense of capitalized software that began after the third quarter of 1998. Other operating expenses increased 23.4% due primarily to expenses associated with US Airways' information services management contract with Sabre (see also "Effects of the Year 2000"), expenses associated with purchases of capacity from non-owned US Airways Express air carriers (see Other operating revenues above), expenses associated with US



Airways' frequent traveler marketing relationship with American Airlines, Inc. (American), higher pilot training costs associated with the new Airbus fleet deliveries and higher passenger inconvenience related expenses due to the operational issues discussed above.

Other Income (Expense)-Interest income decreased as the average balance of cash
----------------------
equivalents and short-term investments was substantially lower in the third quarter of 1999 (see also "Liquidity and Capital Resources"). Interest expense decreased due to the early retirement of certain high-cost long-term debt during the third quarter of 1998 and the first quarter of 1999. The increase in Interest capitalized is due to an increase in equipment purchase deposits for new Airbus aircraft.

Provision (Credit) for Income Taxes-The Company recorded a tax credit as a
-----------------------------------
result of the pretax loss recorded for the quarter.

Earnings (Loss) per Common Share-The results were affected by a loss applicable
--------------------------------
to common stockholders partially offset by fewer shares of common stock outstanding (see "Liquidity and Capital Resources" related to the Company's purchases of its common stock).

                        NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 COMPARED WITH THE
                        NINE MONTHS ENDED SEPTEMBER 30, 1998


Operating Revenues-Passenger transportation revenues were down 2.3%. Passenger
------------------
transportation revenues attributable to the Company's three wholly-owned regional airlines increased $29 million or 6.2% due primarily to a 7.5% increase in revenue passenger miles on a 6.5% increase in capacity (ASMs), partially offsetting a decline in passenger transportation revenues from US Airways' operations resulting from lower yields. See "Selected US Airways Operating and Financial Statistics" for additional information related to US Airways' passenger transportation revenues. Cargo and freight revenues decreased due primarily to less mail volume (competitive pressures). Other operating revenues increased 8.3% related primarily to higher revenues associated with the Company's Dividend Miles frequent traveler program and increased sales of capacity (ASMs) generated by non-owned US Airways Express air carriers in certain markets. The increase in revenues from these capacity sales is partially offset by increases in expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses- The Company's results for the second quarter of 1999 and
------------------
hence the nine months ended September 30, 1999 include certain activity categorized as nonrecurring and unusual items. The table below shows where these items were recorded in the Company's Condensed Consolidated Statements of Operations (dollars in millions). The nonrecurring items recognized in Operating Expenses were credits to the respective expense line item.

Operating Expenses
     Aircraft rent                                        $  11
     Aircraft maintenance                                     1
     Depreciation and amortization                            4
                                                           ----
                                                             16
                                                           ----
Other Income (Expense)
     Gain on sale of marketable equity securities           274
                                                           ----
                                                            274
                                                           ----
Amount reflected in Income (Loss) Before Taxes            $ 290
                                                           ====

     The credits to Aircraft rent and Aircraft maintenance reflect a partial reversal of previously accrued lease obligations and lease return provisions, respectively, related to US Airways' nonoperating BAe-146 aircraft. The credit to Depreciation and amortization reflects the partial reversal of an accrual related to the abandonment of a maintenance facility. US Airways was able to sell certain leasehold improvements at the facility for an amount higher than anticipated when the accrual was established. All of these expense credits are considered nonrecurring items because they relate to nonrecurring items disclosed in prior periods, principally 1994 for the BAe-146 activity and 1997 for the facilities-related credit. The gain on the sale of marketable equity securities resulted from USIM's sale of its common stock investment in Galileo (See "Other Information" above).

     US Airways also recorded a $3 million credit to aircraft rent relating to BAe-146 aircraft activity during the third quarter of 1998.

    The Company's Personnel costs increased 8.6% due to overtime resulting from the operational issues cited above (see passenger transportation revenues above on page 18), an increase in full-time equivalent employees, wage increases and lump sum payments for certain employee groups during 1999, and the effects of a lower discount rate used to calculate certain pension and benefit plan liabilities in 1999. Aviation fuel increased marginally reflecting higher market rates for fuel, particularly in the third quarter of 1999. Commissions decreased 5.3% due to lower sales and lower rates. See "Other information" above related to recent changes in US Airways' commission rate structure. Excluding the nonrecurring items, Aircraft rent increased 6.3% in conjunction with an increase in the number of leased aircraft (see also "Liquidity and Capital Resources" below). Other rent and landing fees increased 4.5% related to the timing of when certain periodic adjustments were received from certain government-owned facilities and an increase in departures/landings in 1999. Aircraft maintenance increased 8.6% due to $10 million of credits received from an outside vendor in the prior year period and higher expenses associated with MetroJet modifications during 1999. Depreciation and amortization increased 5.9% due to an increase in amortization of capitalized software costs (related primarily to information systems provided by Sabre). Other operating expenses increased 20.2% due to expenses associated with US Airways' information services management contract with Sabre (see also "Effects of the Year 2000"), expenses associated with purchases of capacity from non-owned US Airways Express air carriers (see Other operating revenues above), expenses associated with US Airways' frequent traveler marketing relationship with American, and higher passenger inconvenience related expenses due to the operational issues discussed above and weather-related factors (e.g., aircraft de-icing, interrupted trips expenses, etc.). The weather factors were most evident during the first and third quarters of 1999.

Other Income (Expense)-Interest income decreased as the average balance of cash
----------------------
equivalents and short-term investments was substantially lower in 1999 (see also "Liquidity and Capital Resources"). Interest expense decreased due to the early retirement of certain high-cost long-term debt during the third quarter of 1998 and the first quarter of 1999. The increase in Interest capitalized reflects US Airways' write-off of capitalized interest on equipment purchase deposits with The Boeing Company in the second quarter of 1998 (related to the settlement of litigation between the two companies) and an increase in equipment purchase deposits for new Airbus aircraft. As discussed above, Gain on sale of marketable equity securities reflects the gain recognized upon the Company's sale of its interest in Galileo. Other, net includes a $9.9 million gain which resulted from US Airways' sale of approximately 30% of its interest in Equant n.v., an international data network service provider (the interest was held through US Airways' interest in SOCIETE Internationale de Telecommunications Aeronatiqies), in the first quarter of 1999.

Provision (Credit) for Income Taxes-A lower pre-tax income for the first nine
-----------------------------------
months of 1999 was the major factor contributing to the lower provision.

Preferred Dividend Requirement-The amount disclosed for 1998 activity was
------------------------------
related to the Company's Series H Preferred Stock, which was retired in March 1998.



Earnings (Loss) per Common Share-The results were affected by lower earnings
--------------------------------
applicable to common stockholders, including the effects of certain nonrecurring items (see above) and fewer shares of common stock outstanding (see related discussion below in "Liquidity and Capital Resources").


           SELECTED US AIRWAYS OPERATING AND FINANCIAL STATISTICS (NOTE 1)
                                   (UNAUDITED)

                                               Three Months
                                            Ended September 30,    Increase
                                            ------------------
                                              1999       1998     (Decrease)
                                              ----       ----     ----------
Revenue passengers (thousands)*              13,984     15,177      (7.9) %
Total RPMs (millions) (Note 2)               10,694     10,961      (2.4) %
RPMs (millions)*                             10,673     10,937      (2.4) %

Total ASMs (millions) (Note 3)               14,914     14,458       3.2  %
ASMs (millions)*                             14,886     14,430       3.2  %
Passenger load factor* (Note 4)                71.7 %     75.8 %    (4.1) pts.
Break-even load factor (Note 5)                76.6 %     68.2 %     8.4  pts.
Yield* (Note 6)                               15.58 c    16.32 c    (4.5) %
Passenger revenue per ASM* (Note 7)           11.17 c    12.37 c    (9.7) %
Revenue per ASM (Note 8)                      12.54 c    13.75 c    (8.8) %
Cost per ASM (Note 9)                         13.51 c    12.26 c    10.2  %
Average passenger journey (miles)*              763        721       5.8  %
Average stage length (miles)*                   626        597       4.9  %
Revenue aircraft miles (millions)*              109        107       1.9  %
Cost of aviation fuel per gallon
 (Note 10)                                    63.53 c    48.83 c    30.1  %
Cost of aviation fuel per gallon,
  excluding fuel taxes (Note 11)              57.21 c    42.87 c    33.4  %
Gallons of aviation fuel consumed
 (millions)                                     287        282       1.8  %
Schedule completion factor*                    95.3 %     98.3 %    (3.0) pts.
Number of aircraft in operating
  fleet at period-end                           394        368       7.1  %
Full-time equivalent employees
  at period-end                              40,613     38,188       6.4  %


                                               Nine Months
                                            Ended September 30,    Increase
                                            ------------------
                                              1999       1998     (Decrease)
                                              ----       ----     ----------
Revenue passengers (thousands)*              41,736     43,788      (4.7) %
Total RPMs (millions) (Note 2)               31,177     31,358      (0.6) %
RPMs (millions)*                             31,112     31,263      (0.5) %

Total ASMs (millions) (Note 3)               43,894     42,371       3.6  %
ASMs (millions)*                             43,809     42,260       3.7  %
Passenger load factor* (Note 4)                71.0 %     74.0 %    (3.0) pts.
Break-even load factor (Note 5)                69.0 %     66.3 %     2.7  pts.
Yield* (Note 6)                               16.59 c    17.05 c    (2.7) %
Passenger revenue per ASM* (Note 7)           11.78 c    12.61 c    (6.6) %
Revenue per ASM (Note 8)                      13.16 c    14.04 c    (6.3) %
Cost per ASM (Note 9)                         12.88 c    12.39 c     4.0  %
Average passenger journey (miles)*              745        714       4.3  %
Average stage length (miles)*                   617        595       3.7  %
Revenue aircraft miles (millions)*              324        315       2.9  %
Cost of aviation fuel per gallon
 (Note 10)                                    53.21 c    52.87 c     0.6  %
Cost of aviation fuel per gallon,
  excluding fuel taxes (Note 11)              47.01 c    46.87 c     0.3  %
Gallons of aviation fuel consumed
 (millions)                                     848        827       2.5  %
Schedule completion factor*                    96.3 %     98.4 %    (2.1) pts.
Number of aircraft in operating
  fleet at period-end                           394        368       7.1  %
Full-time equivalent employees
  at period-end                              40,613     38,188       6.4  %

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



     The Company's financial results for the first nine months of 1999 were adversely affected by inclement weather (snow/ice storms, hurricanes) in the eastern United States, the recent conversion of certain of the Company's information systems (including reservations, airport customer services and flight tracking systems) to those provided by Sabre, competitive pressures and operational difficulties. The effects on US Airways' operations of the inclement weather, compounded by the systems conversions, were particularly acute during the first quarter of 1999. The new systems resulted in changes to many basic work processes-temporarily affecting the efficiency at which certain processes were performed (including increasing employee overtime). In the first quarter of 1999, US Airways was forced to cancel approximately 5.6% of its flights. In contrast, US Airways' flight cancellation rate averaged 2.5% in the first quarters of 1998 and 1997. The information systems difficulties lingered into the second quarter of 1999. In addition, US Airways did not have enough flight crew training instructors to meet the increased demand for non-discretionary training. This negatively affected the Company's financial results for the second and third quarters of 1999. The increased training requirements stem from certain structural transformations, including the integration of new Airbus aircraft into US Airways' operating fleet, the growth of MetroJet (i.e., the need to reconfigure aircraft), the retirement of certain older aircraft and the planned replacement of Shuttle's B727-200 aircraft with Airbus aircraft. US Airways also experienced delays in returning aircraft to service from regularly scheduled maintenance. These factors have contributed to an increase in cancellations of planned flights. US Airways' departure cancellation rate averaged 6.5% in the third quarter of 1999 compared to an average rate of 2.5% in the third quarter of 1998 and 1.9% in the third quarter of 1997. The Company is unable to precisely determine the timing of when these factors will be resolved. The unusually large number of cancellations of planned flights increased US Airways' unit cost (cost per ASM) since it was geared to operate a larger schedule. As US Airways cancelled flights, its costs did not decrease proportionally-only expenses such as aviation fuel, landing fees and commissions were avoided. At the same time, US Airways lost a portion of the revenue from the cancelled flights.

     Compared with the third quarter of 1998, US Airways' unit revenue for the third quarter of 1999 decreased 8.8% and its unit cost for the same comparable period increased 10.2%. Compared with the first nine months of 1998, US Airways' unit revenue for the first nine months of 1999 decreased 6.3% and its unit cost for the same comparable period increased 4.0%. The Company's airline subsidiaries experienced an increase in pricing pressures and competition during the third quarter of 1999. See the previous paragraph for related information and "Results of Operations" for information related to changes in particular revenue and expense categories.

     US Airways' capacity (available seat miles) is expected to increase approximately 6% in the fourth quarter of 1999 versus the comparable period in 1998. In addition, US Airways' capacity is expected to increase approximately 8 to 10% for full-year 2000 compared to full-year 1999. The year-over-year increase in capacity will be attributable to operating performance improvements, which will contribute approximately 3 percentage points of the expected increase, as well as 1.5 points resulting from larger aircraft replacing retiring smaller aircraft and an additional 2 points from growth in transatlantic operations. The remaining 1.5 to 3.5 percentage points increase will be due to growth in the core network and annualization of the MetroJet expansion that occurred during 1999.

     For the balance of the year, US Airways expects to experience continued pressures on revenues and unit cost. The passenger dissatisfaction resulting from operational disruptions is anticipated to have a continuing negative impact.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company's Cash, Cash equivalents and Short-term investments totaled $1.0 billion and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.8 (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1A of this report). As of December 31, 1998, the Company's Cash, Cash equivalents and Short-term investments totaled $1.2 billion and the Company's current ratio was 1.0. The Company's debt to equity ratio was 28.6 and 3.4 as of September 30, 1999 and December 31, 1998, respectively. The decrease in the current ratio is primarily attributable to a decrease in Cash equivalents and Short-term investments associated with the Company's purchases of its common stock (see below) and significant capital expenditures partially offset by the cash generated from the Company's sale of its ownership interest in Galileo. The increase in the debt to equity ratio primarily reflects the decrease in Stockholders' Equity resulting from an increase in shares of common stock held in treasury partially offset by net income for the first nine months of 1999 (a majority of the after-tax gain associated with the Company's sale of its interest in Galileo was already included in Stockholders' Equity as a component of Accumulated other comprehensive income, net of income tax effect).

     For the first nine months of 1999, the Company's operating activities provided net cash of $654 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report) compared to $1.20 billion for the first nine months of 1998. Operating cash flows during the first nine months of 1999 were affected by the same factors that negatively affected financial results during that period (see discussion above in "Results of Operations").

     The net cash used for investing activities during the first nine months of 1999 was $150 million. The comparable amount for 1998 was a net use of cash of $149 million. Investing activities during the first nine months of 1999 included cash outflows of $1.07 billion related to capital expenditures and cash inflows of $643 million related to asset dispositions. Capital expenditures included $967 million for aircraft and aircraft-related assets, including the purchase of 24 new Airbus A320-Family aircraft, the purchase of twelve aircraft that were previously leased (including five nonoperating BAe-146 aircraft which were immediately sold) and purchase deposits related to new Airbus aircraft scheduled for future delivery. US Airways completed sale-leaseback transactions for 18 of the new Airbus aircraft purchased in the first nine months of 1999 generating proceeds of $600 million. During the first nine months of 1998, the Company's capital expenditures included purchase deposits for new Airbus flight equipment, the purchase of two Boeing B767-200ER aircraft at the expiration of their operating lease and costs associated with the purchase of other assets (most notably costs associated with information systems provided by Sabre). Asset dispositions during the first nine months of 1998 included proceeds of $47 million from US Airways' sale of substantially all of its information systems and related assets to Sabre and proceeds of $33 million from US Airways' sale of 13 nonoperating aircraft. Also during the first nine months of 1998, restricted cash and investments increased $50 million due primarily to US Airways' return to using cash to collateralize letters of credit for workers' compensation policies
(US Airways previously collateralized such policies with certain owned flight equipment). As discussed above, the Company sold its common stock interest in Galileo during the second quarter of 1999. The transaction generated proceeds of $307 million.

     Net cash used for financing activities during the first nine months of 1999 was $719 million, including $670 million related to the Company's purchase of 12 million shares of its common stock. The Company's Board of Directors authorized a fifth common stock purchase program in March 1999 for the purchase of $500 million of the Company's common stock. From January 1998, when the Company's first common stock purchase program was authorized, through September 30, 1999, the Company had purchased a total of 30.4 million shares of its common stock at a total cost of $1.75 billion. As of September 30, 1999, the Company had purchased $330 million of its common stock under the fifth program and had no purchases under a sixth program authorized on September 14, 1999 by the Company's Board of Directors to repurchase $500 million of common stock. As discussed in Note 8 to the Company's Notes to Condensed Consolidated Financial Statements, the Company is subject to certain provisions of Delaware General Corporate Law with respect to its ability to pay dividends on or purchase shares of its common stock. In connection with the purchase of seven Dash-8 aircraft, the Company issued debt receiving proceeds of $36 million. Besides normal debt repayments, US Airways retired early certain debt with a principal amount of $46 million during the first nine months of 1999. Financing activity during the first nine months of 1998 included the March 12, 1998 conversion of Company's Series H Preferred Stock into 9.2 million shares of Common Stock (and the Series H Preferred Stock was retired). The Company paid dividends of $6 million to holders of its Series H Preferred Stock in 1998 prior to the retirement of that series. US Airways also retired early certain long-term debt with a face amount of $405 million including its 10% Senior Notes with a principal amount of $300 million during the first nine months of 1998.


     The Company's agreements to acquire new Airbus aircraft, accompanying jet engines and ancillary assets increase the Company's financing needs and result in a significant increase in its financial obligations and debt burden. As of September 30, 1999, the Company had orders for 370 Airbus A320-Family aircraft, including 124 aircraft on firm order, 196 aircraft on order subject to reconfirmation prior to scheduled delivery and options to acquire another 50 Airbus aircraft. In addition, the Company has orders for 30 Airbus widebody aircraft, including ten aircraft on firm order, four aircraft subject to reconfirmation prior to delivery and options for 16 additional widebody aircraft. As of September 30, 1999, the minimum determinable payments associated with the Company's aircraft acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $365 million for the fourth quarter of 1999, $2.15 billion in 2000, $518 million in 2001, $448 million in 2002 and $409 million in 2003.

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

     The Company expects to satisfy its short-term liquidity requirements, including obligations related to the acquisition of new aircraft and related equipment, through a combination of third-party financing, cash on hand and cash generated from operations. The Company expects to finance a substantial portion of the cost of new aircraft with a combination of enhanced equipment trust certificates, or similar debt and/or leveraged leases. US Airways has used cash to purchase all of its new Airbus aircraft and continues to complete sale-leaseback transactions for most aircraft soon after delivery. The Company anticipates financing the remaining 1999 Airbus aircraft deliveries with either leveraged leases or mortgages funded through enhanced equipment certificates, in which case the aircraft will be owned. The Company has commitments or letters of intent that it believes will provide financing for at least 25% of the anticipated purchase price of all of its firm-order Airbus aircraft. However, further financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of the aircraft purchase price and for other aircraft-related expenditures. Other capital expenditures, such as for training simulators, rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the second quarter of 1999, the Company sold its common stock interest in Galileo International, Inc. The transaction generated cash proceeds of approximately $307 million and a pre-tax gain of approximately $274 million (see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information). As disclosed in the Annual Report of US Airways Group and US Airways to the SEC on Form 10-K for the year ended December 31, 1998 (Company's 1998 Form 10-K), the Company was subject to certain market risks associated with this investment prior to its sale, most notably equity price risk.

     There have been no other material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 1998 Form 10-K.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of an aircraft accident in September 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board ("NTSB") held hearings in January and November 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved the malfunction of the aircraft's rudder system. All wrongful death cases have been resolved except for five cases presently pending in the U.S. District Court for the Western District of Pennsylvania. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will no have a material adverse effect on US Airways' financial condition or results of operation.

     In May 1995, US Airways, US Airways Group and the Retirement Income Plan for Pilots of US Airways, Inc. were sued in the U.S. District Court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the plan was collectively bargained. The court retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement under ERISA. The plaintiffs attempted to appeal the district court's dismissal before the U.S. Court of Appeals for the District of Columbia. In January of 1998, the Court of Appeals dismissed plaintiff's appeal for lack of jurisdiction because the lower court order was not final. The plaintiffs moved for an order to the U.S. Court of Appeals for the District of Columbia. In February 1999, the U.S. Court of Appeals upheld the district court's decision originally granted in May 1998 in US Airways' favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In July 1999, US Airways filed a brief in opposition to the plaintiffs' petition for certiorari. In October 1999, the U.S. Supreme Court denied the plaintiff's petition for certiorari. The U.S. District Court has retained jurisdiction over one count of the complaint alleging a violation of a disclosure requirement under ERISA. In management's opinion, there are no significant penalties likely to result from this claim.

     The City and County of San Francisco have sued a number of San Francisco International Airport tenants in the U.S. District Court for the Northern District of California for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. US Airways has been identified by the City and County of San Francisco as a potentially responsible party. US Airways and the City and County of San Francisco have entered into an agreement to resolve this matter, and the court entered an order in August 1999 granting good faith settlement approval for US Airways and several other settling defendants in such lawsuit.

     US Airways and US Airways Group have been named as defendants in three lawsuits recently filed in the U.S. District Court for the Eastern District of Michigan. Northwest Airlines is also named as a defendant in each action, while Delta Air Lines and the Airlines Reporting Corporation are named as defendants in two of the cases. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of unquantified treble-damages and an injunction prohibiting future enforcement of the rules at issue. US Airways believes the claims against it are without merit and intends to pursue a vigorous defense.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

DESIGNATION                            DESCRIPTION

10.1 Amendment No. 3 dated March 31, 1999 to the purchase agreement dated October 31, 1997 between US Airways Group and AVSA (portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission (SEC).
10.2 Amendment No. 4 dated August 31, 1999 to the purchase agreement dated October 31, 1997 between US Airways Group and AVSA (portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately with the SEC.
27.1    Financial Data Schedule-US Airways Group
27.2    Financial Data Schedule-US Airways



B.  REPORTS ON FORM 8-K

DATE OF REPORT                             SUBJECT OF REPORT

October 20, 1999    News release disclosing the results of operations for
                    both US Airways Group and US Airways for the three months and nine months ended September 30, 1999, and selected operating and financial statistics for US Airways for the same periods.

October 7, 1999     Certain forward-looking information was provided by
                    US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

October 6, 1999     News release announcing the ratification of a five-year
                    labor contract between US Airways and its mechanics and related employees who are represented by the International Association of Mechanics and Aerospace
                    Workers (IAMAW).

September 21, 1999  News release announcing a tentative labor agreement between US Airways and its mechanics and related employees, represented by the IAMAW.

September 14, 1999  Certain forward-looking information was provided by US
                    Airways to the investment community related to aircraft fleet, third quarter 1999 earnings and selected operating and financial statistics. In addition, US Airways Group's Board of Directors authorized the Company's purchase from time to time in the open market or in privately negotiated transactions of up to an additional $500 million of the Company's outstanding common stock.



August 31, 1999     Documents filed as Exhibits in connection with, and
                    incorporated by reference into, US Airways, Inc.'s and US Airways Group, Inc.'s Registration Statement on Form
                    S-3 (Registration No. 333-79825).  The Registration
                    Statement and the Prospectus Supplement, dated
                    August 24, 1999 to the Prospectus, dated July 30, 1999, relate to the offering by US Airways, Inc. of Pass
                    Through Certificates, Series 1999-1.

August 27, 1999     Underwriting agreement filed as an Exhibit in
                    connection with, and incorporated by reference into, US Airways, Inc.'s and US Airways Group, Inc.'s
                    Registration Statement on Form S-3 (Registration No.
                    333-79825).  The Registration Statement and the
                    Prospectus Supplement, dated August 24, 1999 to the
                    Prospectus, dated July 30, 1999, relate to the offering by US Airways, Inc. of Pass Through Certificates,
                    Series 1999-1.

August 27, 1999     Announcement by US Airways that on August 26, 1999, it
                    had received a letter from the National Mediation Board commencing a thirty-day cooling off period between US
                    Airways and its mechanics and related employees, represented by the IAMAW.

August 12, 1999     Certain forward-looking information was provided by US
                    Airways to the investment community related to aircraft fleet and selected operating and financial statistics.


                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    US Airways Group, Inc. (Registrant)

Date: November 5, 1999              By: /s/ Anita P. Beier
                                    -----------------------
                                    Anita P. Beier
                                    Vice President and Controller
                                   (Chief Accounting Officer)


                                    US Airways, Inc. (Registrant)

Date: November 5, 1999              By: /s/ Anita P. Beier
                                    ----------------------
                                    Anita P. Beier
                                    Vice President and Controller
                                   (Chief Accounting Officer)



