Form 10-K405
period 1999-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2000-03-15
CIK 701345, 714560

FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          -----------------

                                  or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from         to
                               --------   --------


                         US AIRWAYS GROUP, INC
         (Exact name of registrant as specified in its charter)

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

    US Airways             Common stock,                 New York
    Group, Inc.            par value $1.00               Stock Exchange
                           per share (Common Stock)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes X          No
    --            --

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K section 229.405 is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of US Airways Group, Inc. held by non-affiliates on February 29, 2000 was approximately $1,214,000,000. On February 29, 2000, there were outstanding approximately 66,549,000 shares of Common Stock and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

   Item of Form 10-K                  Document Incorporated By Reference
   -----------------                  ----------------------------------
   Part III, Items 10,                Proxy Statement* (excluding
     11, 12 and 13                    therefrom the subsections
                                      entitled "Human Resources
                                      Committee Report on Executive
                                      Compensation" and "Performance Graph")

--------
* Refers to the definitive Proxy Statement of US Airways Group, Inc., to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Stockholders of US Airways Group, Inc. to be held on May 17, 2000.






                     (this space intentionally left blank)







                           US AIRWAYS GROUP,INC.
                                    AND
                             US AIRWAYS, INC.
                               FORM  10-K
                       YEAR ENDED DECEMBER 31, 1999

                            TABLE OF CONTENTS

                                                               Page
                                                               ----
PART I

Item 1.  Business                                               1
           Overview                                             1
           Airline Industry and the Company's
             Position in the Marketplace                        2
           Industry Regulation and Airport Access               4
           Certain Ownership Matters                            5
           Executive Officers                                   6
           Employees                                            7
           Aviation Fuel                                        9
           Distribution Channels                                9
           Frequent Traveler Program                            9
           Insurance                                            11

Item 2.  Properties                                             11
           Flight Equipment                                     11
           Ground Facilities                                    12
           Terminal Construction Projects                       12

Item 3.  Legal Proceedings                                      13

Item 4.  Submission of Matters to a Vote of Security Holders    15

PART II

Item 5A. Market for US Airways Group's Common
           Equity and Related Stockholder Matters               15
             Stock Exchange Listing                             15
             Market Prices of Common Stock                      15
             Foreign Ownership Restrictions                     16

Item 5B. Market for US Airways' Common Equity
           and Related Stockholder Matters                      16

Item 6.  Selected Financial Data                                16
           Consolidated Statements of
             Operations-US Airways Group                        16
           Consolidated Balance Sheets-
             US Airways Group                                   16
         Selected Operating and Financial
           Statistics-US Airways                                17


           (table of contents continued on following page)



                        US AIRWAYS GROUP, INC.
                                AND
                          US AIRWAYS, INC.
                            Form  10-K
                    YEAR ENDED DECEMBER 31, 1999

                          TABLE OF CONTENTS
                             (CONTINUED)

                                                               Page
                                                               ----

Item 7.  Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations                                18
             Results of Operations                              26
             Liquidity and Capital Resources                    31
             Outlook for 2000                                   35

Item 7A. Quantitative and Qualitative Disclosures
           About Market Risk                                    36

Item 8A. Consolidated Financial Statements for
           US Airways Group, Inc.                               38

Item 8B. Consolidated Financial Statements for
           US Airways, Inc.                                     74

Item 9.  Changes In and Disagreements with
           Accountants on Accounting and
           Financial Disclosure                                 105

PART III

Item 10. Directors and Executive Officers of
           US Airways Group                                     105

Item 11. Executive Compensation                                 105

Item 12. Security Ownership of Certain
           Beneficial Owners and Management                     105

Item 13. Certain Relationships and Related
           Party Transactions                                   106

PART IV

Item 14. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K                    106
             Consolidated Financial Statements                  106
             Consolidated Financial Statement Schedules         106
             Exhibits                                           106
             Reports on Form 8-K                                111


SIGNATURES

         US Airways Group, Inc.                                 112
         US Airways, Inc.                                       114

PART I

ITEM 1.  BUSINESS

OVERVIEW

     US Airways Group, Inc. (US Airways Group or the Company) is organized under the laws of the State of Delaware. The Company's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-5306).

     US Airways Group's primary business activity is the ownership of the common stock of US Airways, Inc. (US Airways), Shuttle, Inc. (Shuttle), Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont), PSA Airlines, Inc. (PSA), US Airways Leasing and Sales, Inc. (US Airways Leasing and Sales), Material Services Company, Inc. (MSC), USLM Corporation
(USLM) and Airways Assurance Limited, LLC (AAL). US Airways owns all of the common stock of US Airways Investment Management Company, Inc. (USIM, formerly USAM Corp.).

     US Airways, which is also organized under the laws of the State of Delaware, is the Company's principal operating subsidiary. US Airways is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. In 1999, US Airways accounted for approximately 88% of the Company's operating revenues on a consolidated basis. US Airways enplaned almost 56 million passengers in 1999 and is currently the sixth largest domestic air carrier (as ranked by revenue passenger miles (RPMs)). As of December 31, 1999, US Airways operated 383 jet aircraft (see Part I, Item 2 "Properties" for additional information related to aircraft operated by US Airways) and provided regularly scheduled service at 107 airports in the continental United States, Canada, Mexico, France, Germany, Italy, Spain, the United Kingdom and the Caribbean.
US Airways' executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-7000). US Airways' internet addresses are usairways.com and flymetrojet.com.

     The Company's operations consist of two segments: US Airways and US Airways Express. As mentioned above, US Airways accounted for approximately 88% of the Company's operating revenues on a consolidated basis in 1999. In addition, the Company derived 89% of its operating revenues from scheduled-service passenger transportation in 1999. The Company's results are seasonal with operating results typically highest in the second and third quarters due to US Airways' combination of business traffic and North-South leisure traffic in the Eastern United States (U.S.) during those periods.

     US Airways' major connecting hubs are at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at the Baltimore/Washington International Airport (BWI), Boston's Logan International Airport (Logan), New York's LaGuardia Airport (LaGuardia) and Washington's Ronald Reagan Washington National Airport (Reagan National). Measured by departures, US Airways is the largest or second largest airline at each of the foregoing airports and is the largest air carrier in many smaller eastern U.S. cities such as Albany, Buffalo, Hartford, Richmond, Rochester and Syracuse. US Airways is also the leading airline from the Northeast U.S. to Florida. US Airways currently has approximately 85% of its departures and approximately 57% of its capacity (available seat miles or ASMs) deployed in the Eastern U.S.

     During 1999, US Airways had code share arrangements with eight air carriers which operated under the trade name "US Airways Express," including Allegheny, Piedmont and PSA (see Part I, Item 2 "Properties" for information related to aircraft operated by the Company's three wholly-owned regional airlines). Typically under a code share arrangement one air carrier places its designator code and sells tickets on the flights of another air carrier (its code share partner). US Airways provides reservations and, at certain stations, ground support and other services, in return for service fees. The US Airways Express network feeds traffic into US Airways' route system at several points, primarily at US Airways' connecting hubs. As of December 31, 1999, US Airways Express served 175 airports in the continental U.S., Canada and the Bahamas, including 73 airports also served by US Airways. During 1999, US Airways Express air carriers enplaned approximately 11 million passengers (including approximately 7 million passengers enplaned by Allegheny, Piedmont and PSA), approximately 58% of whom connected to US Airways flights.

     US Airways purchases all of the capacity (ASMs) generated by Allegheny, Piedmont and PSA. US Airways determines the markets in which these air carriers operate, sets the fares in those markets and earns the related passenger transportation revenues. In January 1998 and July 1999, US Airways began purchasing the capacity in certain markets of Mesa Airlines, Inc. (Mesa) and Chautauqua Airlines, Inc. (Chautauqua), respectively. Mesa and Chautauqua operate regional jets in certain markets as part of US Airways Express.

     US Airways also has a code share arrangement with Shuttle, which operates under the trade name "US Airways Shuttle." Shuttle provides high frequency service between LaGuardia and Logan and between LaGuardia and Reagan National. On December 30, 1997, the Company exercised its right to purchase Shuttle from its prior owners. US Airways managed Shuttle's operations prior to the purchase.

     US Airways also code shares with the airline Deutsche BA on certain intra-Germany flights.

     US Airways Leasing and Sales, MSC and AAL operate in support of the Company's five airline subsidiaries in areas such as procurement, including the procurement of aviation fuel, assisting with maintenance contracts, the marketing of surplus assets and insurance.

     In May 1999, the Company created USLM to more efficiently manage its postretirement medical and life insurance benefits for employees who had retired or were eligible for retirement as of January 1, 1998 from US Airways and certain other subsidiaries. USLM is intended to achieve significant retiree benefit cost reductions, while maintaining or increasing benefit value to retirees and their eligible dependents.

     The Company has agreements for the acquisition of up to 400 new single-aisle aircraft and up to 30 new widebody aircraft. As of December 31, 1999, US Airways had introduced 40 of the new single-aisle aircraft into its operating fleet. Deliveries of the new widebody aircraft are scheduled to begin in the first quarter of the year 2000. The Company's aircraft acquisition agreements are discussed in detail in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereafter referred to as "MD&A" in this section of this report) as well as Note 6(a) to the Company's Notes to Consolidated Financial Statements.

AIRLINE INDUSTRY AND THE COMPANY'S POSITION IN THE MARKETPLACE

     Historically, the demand for air transportation has tended to mirror general economic conditions. Since early 1995, general domestic economic conditions have been relatively favorable as has been the level of demand for air transportation. Over this time period, the Company has experienced favorable pricing and capacity trends as a result of these economic conditions. However, in 1999 increased capacity growth in the Company's core operating regions has resulted in pricing pressures from our competitors.

     Most of the markets in which the Company's airline subsidiaries operate are highly competitive. The Company's airline subsidiaries compete to varying degrees with other air carriers and with other forms of transportation. US Airways competes with at least one major airline on most of its routes between major cities. Airlines, including US Airways, typically use discount fares and other promotions to stimulate traffic during normally slack travel periods to generate cash flow and to increase relative market share in selected markets. Discount and promotional fares are often subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and refund penalties.
US Airways has often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Competition between air carriers also involves certain route structure characteristics, such as flight frequencies, availability of non-stop flights, markets served and the time certain flights are operated. To a lesser extent, competition can involve other products, such as in-flight food or amenities, frequent flier programs and airport clubs.

     A substantial portion of the Company's flights are to or from cities in the Eastern U.S. Accordingly, severe weather, downturns in the economy and air traffic control problems in the Eastern U.S. adversely affect the Company's results of operations and financial condition.

     Recent years have seen the entrance and growth of "low-cost, low-fare" competitors in many of the markets in which the Company's airline subsidiaries operate. These competitors, based on low costs of operations and low fare structures, include Southwest Airlines Co. (Southwest) as well as a number of smaller start-up air carriers. Southwest has steadily increased operations within the Eastern U.S. since first offering service in this region in late 1993. Delta Air Lines, Inc.'s (Delta) low-fare product, "Delta Express," operates primarily in this region and has grown substantially since its 1996 launch. US Airways has the highest cost structure of all major domestic air carriers. The Company considers the growth of low-cost, low-fare competition in certain of its markets to be its foremost competitive threat.

     US Airways' contract with its pilots became effective on January 1, 1998 and is helping US Airways to compete effectively with low-cost, low-fare competitors. Besides other cost-saving provisions, the contract allowed US Airways to introduce its own low-cost, low-fare product, "MetroJet." MetroJet began operations on June 1, 1998 with five aircraft and service from BWI to four eastern cities. By the end of 1999, MetroJet had grown to 42 aircraft serving 22 cities. The Company considers MetroJet to be an effective competitive response to low-cost, low-fare competition.

     The Company's long-term strategic objective is to establish US Airways as a competitive global airline. As part of its efforts to achieve this objective, US Airways has substantially expanded its international operations in recent years. In connection with this expansion, US Airways introduced an international business class product, "Envoy Class" and will introduce a premium first class cabin on the new Airbus widebody aircraft. In support of additional international growth plans, as well as to further enhance its international service, seven Airbus widebody aircraft are scheduled for delivery in 2000. US Airways plans to use these aircraft primarily in its transatlantic markets.

     The Company's Airbus aircraft are more fuel-efficient, are less costly to maintain, have greater range capabilities and are expected to provide certain customer service benefits over the aircraft they are intended to replace. In addition, the Company added new regional jet service in 1998 and 1999 on certain routes operated by US Airways Express. The Company has taken other initiatives to improve its competitive position in the marketplace including a contract with Sabre Inc. (Sabre) in 1998, which is expected to provide substantial long-term cost savings and enhancements in the information services area.

INDUSTRY REGULATION AND AIRPORT ACCESS

     The Company's airline subsidiaries operate under certificates of public convenience and necessity issued by the U.S. Department of Transportation
(DOT). Such certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. Airlines are also regulated by the U.S. Federal Aviation Administration (FAA), a division of the DOT, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, the Company's airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate that provide for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time-to-time, the FAA issues maintenance directives and other regulations affecting the Company's airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed such mandates relating to, among other things, flight data recorders that measure more parameters than most original equipment flight data recorders, cargo hold fire detection/suppression systems, ground proximity warning systems, the retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspections and maintenance procedures to be conducted on certain aircraft.

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

     The Company's airline subsidiaries are obligated to collect a federal excise tax on domestic and international air transportation (commonly referred to as the "ticket tax"). Effective for travel commencing October 1, 1997, legislation was enacted that reduced the domestic ticket tax from 10.0% of fare to 9.0% (decreasing to 8.0% on October 1, 1998 and to 7.5% on October 1, 1999 then remaining at 7.5% through September 30, 2007), added a new segment fee of $1.00 per passenger (increasing to $3.00 by the year 2002, subject to adjustment for inflation thereafter through September 30,
2007), changed the current $6.00 international departure tax to $12.00 and added a $12.00 international arrival tax (the latter two taxes each increased to $12.20 on January 1, 1999, subject to adjustment for inflation thereafter through September 30, 2007). The Company's airline subsidiaries collect these taxes, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass through the collected amounts to the appropriate governmental agencies. The legislation also added a new
7.5% tax effective October 1, 1997 on certain purchases of frequent traveler program miles from domestic air carriers. Although such taxes are not operating expenses to the Company, they represent an additional cost to the Company's customers.

     Several airports have increased substantially the rates charged to airlines. The ability of airlines to contest these increases is restricted by federal legislation, DOT regulations and judicial decisions. Legislation was introduced in Congress in early 1999 that would permit airports to increase the passenger facility charges from up to $3 to $4 or $5 per departing or connecting passenger at such airports under certain circumstances. With certain exceptions, air carriers pass these charges on to passengers. The ability of US Airways to pass-through such fees to its customers is subject to various factors, including market conditions and competitive factors.

     The FAA has designated John F. Kennedy International Airport (Kennedy), Chicago O'Hare International Airport (O'Hare), LaGuardia and Reagan National as "high-density traffic airports" and limited the number of departure and arrival slots available to air carriers at those airports. Currently, slots at the high-density traffic airports may be voluntarily sold or transferred between air carriers. US Airways and Shuttle hold a substantial number of slots at both LaGuardia and Reagan National. The DOT has historically reallocated slots to other air carriers and reserves the right to add or withdraw slots. The DOT awarded slots to several low-cost, low-fare air carriers during October 1997. However, these slots were "created" and not confiscated from incumbent air carriers. Various amendments to the slot system, proposed from time-to-time by the FAA, members of Congress and others, could, if adopted, significantly affect operations at the high-density traffic airports or expand slot controls to other airports. Some of these proposals could restrict the number of flights, limit the ownership transferability of slots, increase the risk of slot withdrawal, or otherwise decrease the value of slots. Legislation pending before Congress would eliminate the high-density rule at Kennedy, O'Hare and LaGuardia. Passage of such legislation could have a significant impact on the Company's results of operations and financial condition. These slots are valuable assets and important to the Company's overall business strategy. The Company cannot predict whether any of the current proposals before Congress will be adopted or, if adopted, precisely how their implementation would impact the operations of the Company's airline subsidiaries at LaGuardia.

     Legislation has been enacted that provides for increased review of airline joint ventures by the DOT. In April 1998, the DOT issued proposed rules designed to regulate perceived anti-competitive behavior directed at new entrants in the airline industry. Legislation was enacted requiring, among other things, the National Research Council of the National Academy of Sciences to complete a comprehensive study pertaining to competitive issues in the airline industry prior to the DOT's implementation of those rules. The Company cannot predict whether or when any proposed rules will be adopted.

     Working with members of Congress, Air Transport Association members developed a voluntary Airline Customer Service Commitment, which was announced in June 1999. As a result of this commitment, members of Congress agreed not to pursue various consumer-oriented legislative proposals at this time. In return, U.S. air carriers agreed voluntarily to publish and implement plans to address consumer concerns in a variety of areas.
US Airways has developed a customer service commitment plan, which took effect on December 15, 1999.

     The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. See MD&A for additional information related to the Company's international operations, including the Company's recent expansion of international operations and its efforts to introduce service in additional international markets.

CERTAIN OWNERSHIP MATTERS

     During 1999 and 1998, the Company purchased 36.0 million shares of its common stock at a cost of $1.9 billion. In addition, on March 12, 1998, Berkshire Hathaway, Inc. exercised its right to convert the Company's Series H Preferred Stock into 9.2 million shares of the Company's common stock. The Company subsequently retired the Series H Preferred Stock. The Company had previously retired its Series F Preferred Stock (May 1997), its Series T Preferred Stock (May 1997), and its Series B Preferred Stock (September
1997). With the retirement of these preferred stock issuances, the Company had retired all of its preferred stock and eliminated annual dividends of approximately $79 million.

EXECUTIVE OFFICERS

     The following individuals are the executive officers of US Airways Group and US Airways as of March 15, 2000:

Name                 Age    Position
----                 ---    --------
Stephen M. Wolf      58     Chairman, US Airways Group and US Airways
Rakesh Gangwal       46     President and Chief Executive Officer of
                            Airways Group and US Airways
Lawrence M. Nagin    59     Executive Vice President-Corporate Affairs and
                            General Counsel, US Airways Group and USAirways
N. Bruce Ashby       39     Senior Vice President-Corporate Development,
                            US Airways
B. Ben Baldanza      38     Senior Vice President-Marketing, US Airways
Michelle V. Bryan    43     Senior Vice President-Human Resources,
                            US Airways
Christopher Doan     53     Senior Vice President-Maintenance, US Airways
Thomas A. Mutryn     46     Senior Vice President-Finance and Chief
                            Financial Officer, US Airways Group and US
                            Airways
Gregory T. Taylor    46     Senior Vice President-Planning, US Airways
Anita P. Beier       44     Vice President and Controller, US Airways Group
                            and US Airways

     There are no family relationships among any of the officers listed above. No officer was selected pursuant to any arrangement between himself and any other person. Officers are elected annually to serve for the following year or until the election and qualification of their successors.

     The business experience of the officers listed in the table above since at least January 1, 1995 is summarized below:

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

     Mr. Ashby served as Vice President-Financial Planning and Analysis of US Airways from April 1996 until his election as Senior Vice President-Planning of US Airways in January 1998. In June 1999, Mr. Ashby was elected Senior Vice President-Corporate Development of

US Airways. He previously served as Vice President-Marketing Development at Delta from June 1995 to April 1996, and in several management positions at United from January 1989 to June 1995, including Vice President-Financial Planning and Analysis and Vice President and Treasurer.

     Mr. Baldanza joined US Airways in September 1999 as Senior Vice President-Marketing from Grupo Taca. Mr. Baldanza served as Managing Director and Chief Operating Officer at Grupo Taca since April 1997. Mr. Baldanza previously served in a variety of management roles after joining Continental Airlines, Inc. (Continental) in 1994, where he rose to become Executive Vice President-Marketing, before joining Grupo Taca. Prior to joining Continental, Mr. Baldanza served in a variety of roles at American Airlines, Inc. (American) and Northwest Airlines Corporation (Northwest).

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

     Mr. Doan joined US Airways in March of 1997. Prior to joining US Airways, Mr. Doan was Vice President of Technical Operations at Northwest. Mr. Doan served as an officer in a variety of maintenance-related positions at Northwest from 1985 through 1997. Prior to 1985, Mr. Doan served for 18 years in maintenance-related management positions at Trans World Airlines, Inc.

     Mr. Mutryn joined US Airways Group and US Airways in November 1998 from United. At United, Mr. Mutryn served as Director of Financial Analysis and Vice President-Revenue Management from 1989 until his election as Vice President and Treasurer in July 1995. Mr. Mutryn held a variety of positions at American from 1983 to 1989.

     Mr. Taylor was elected Senior Vice President-Planning in June 1999. Mr. Taylor joined US Airways in November 1998 as Vice President-Financial Planning and Analysis and in January 1999 became Vice President-Express Division. Prior to joining US Airways, Mr. Taylor was Vice President of Revenue Management at United since July 1995. While at United, Mr. Taylor held a variety of positions from 1975 to 1998, including Director of Pricing, Director of Inventory Management and Director of Financial Planning and Analysis.

     Ms. Beier joined US Airways in June 1999 from CSX Corporation. At CSX Corporation, Ms. Beier held a number of positions in financial management, including Vice President-Financial Planning. Prior to being named Vice President-Financial Planning at CSX Corporation in September 1998, Ms. Beier was Chief Financial Officer of American Commercial Lines in 1997-1998. Ms. Beier served in a variety of financial positions in economic and financial analysis, budgeting and accounting at CSX Corporation from 1981 to 1997.

EMPLOYEES

     As of December 31, 1999, on a full-time equivalent basis, the Company employed 46,300 employees. US Airways employed 41,600 full-time equivalent employees including approximately 10,300 station personnel, 8,900 flight attendants, 7,400 mechanics and related employees, 5,600 pilots, 3,200 reservations personnel, and 6,100 personnel in administrative and miscellaneous job categories. On a full-time equivalent basis, the Company's remaining subsidiaries employed 4,700 employees including approximately 1,500 station personnel, 1,300 pilots, 800 flight attendants, 600 mechanics and related employees, and 400 personnel in administrative and miscellaneous job categories.

     As of December 31, 1999, approximately 41,800, or 85%, of the Company's employees were covered by collective bargaining agreements with various labor unions, or will be covered by a collective bargaining agreement for which negotiations are in progress.

     The status of US Airways' labor agreements as of March 15, 2000 is as follows:

                                                                Date
                                                              Contract
Union(1)    Class or Craft                   Employees(2)     Amendable
--------    --------------                   ------------     ---------

ALPA        Pilots                              5,600         01/02/03
AFA         Flight attendants                   8,900         01/01/97 (3)
CWA         Passenger service employees         9,700         12/13/04
IAMAW       Mechanics and related employees     7,700         10/11/04
IAMAW       Fleet service employees             6,700         10/11/04
TWU         Flight crew training instructors      160         05/03/04
TWU         Flight simulator engineers             55         08/02/97 (4)
TWU         Dispatch employees                    200         01/31/07

(1)   ALPA   Air Line Pilots Association, International
      AFA    Association of Flight Attendants
      CWA    Communications Workers of America
      IAMAW  International Association of Machinists and Aerospace Workers
      TWU    Transport Workers' Union
(2)   Approximate actual number of employees covered by the contract.
(3)   Currently in negotiations.
(4)   Tentative agreement pending ratification by union membership.


     On April 1, 1999, US Airways' fleet service employees ratified an initial labor contract. On May 3, 1999, US Airways' flight crew training instructors ratified a new collective bargaining agreement. On July 29, 1999, US Airways' flight dispatchers ratified a new collective bargaining agreement. On October 6, 1999, US Airways' mechanics and related employees ratified a new five-year contract. On November 30, 1999, US Airways' passenger service employees ratified an initial labor contract. All of the new contracts are based on pay parity with other major domestic airlines.

     US Airways is in mediation over an amendable labor agreement with the AFA. The National Mediation Board (NMB), which has been assisting in these negotiations, declared an impasse in the talks in February 2000 and requested the parties to submit to binding arbitration. The AFA rejected arbitration, which triggered a 30-day cooling off period ending at 12:01 a.m. on March 25, 2000. The AFA has publicly threatened that, if a contract is not reached by March 25, 2000, it would conduct an organized campaign it has named "CHAOS" (Create Havoc Around Our System). Also, the AFA has announced that this includes striking flights, which would have the effect of disrupting service and stranding customers throughout US Airways' system. If US Airways were to try to operate a schedule under such conditions, in which it would not know from hour to hour which flights would be subject to strike, it expects that its customers would lose confidence that they can rely on US Airways to provide them reliable service. Since US Airways does not wish to subject its customers to this risk, US Airways publicly announced that while it intends to continue to negotiate with the AFA, it will be left with no choice but to cease operations on March 25, 2000 if no agreement is reached with the AFA. US Airways anticipates that the impact associated with the 30-day cooling off period and a cessation of operations, if any, will have a material adverse effect on its results of operations, particularly its short-term revenues. US Airways cannot predict the outcome of such negotiations at this time.

     The Company is unable to predict how long it will take to conclude collective bargaining talks with respect to labor contracts that are currently amendable. In addition, the Company is unable to determine the final terms and conditions of an amended contract or whether or not labor discussions will result in a disruption of US Airways' operations.

     A five-year labor contract between US Airways and its pilots became effective January 1, 1998. The contract includes various provisions that the Company believes are helping US Airways to address its high cost structure, including linking the compensation of US Airways' pilots to the compensation of pilots at several other major domestic air carriers and allowing US Airways to launch MetroJet. As discussed in MD&A, US Airways faces significant pressure in certain markets from competitors with lower cost structures.

AVIATION FUEL

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company's airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's results of operations and financial condition. For 1999, 1998, and 1997, aviation fuel expenses, including fuel-related taxes, were 8.6%, 8.1%, and 10.3%, respectively, of the Company's total operating expenses (as adjusted to exclude nonrecurring and unusual items and certain other expenses for comparability purposes). See Part II,
Item 6 "Selected Financial Data" for additional information related to aviation fuel.


DISTRIBUTION CHANNELS

     Travel agencies sold approximately 80% of US Airways' tickets during 1999. Total commissions paid to travel agencies accounted for approximately 5.7%, 6.8% and 7.7% of US Airways' total operating expenses (as adjusted to exclude nonrecurring and unusual items and certain other expenses for comparability purposes) for the years 1999, 1998 and 1997, respectively. See MD&A "Other Information" for additional discussion of fees paid to travel agencies.

     Computerized Reservation Systems (CRSs) play a significant role in the marketing and distribution of airline tickets. As mentioned above, a majority of US Airways' tickets are sold via travel agencies. Most travel agencies use one or more CRSs to obtain information about airline schedules and fares and to book their clients' travel. During 1999, the Company sold its investments in CRSs. Previously, the Company owned 6.7% of Galileo International, Inc. (Galileo), as a result of transactions arising from the 1997 initial public offering (IPO) of Galileo and its subsequent merger with the Apollo Travel Services Partnership. A portion of the Company's holdings in Galileo was sold as part of the IPO. See MD&A for additional information concerning the 1999 and 1997 transactions.

     Growing usage of electronic distribution systems helps the Company reduce its costs. Two facets of electronic distribution are electronic tickets and Internet bookings. The Company began selling electronic tickets in 1996. By the end of 1999, electronic ticket sales represented 62% of all ticket sales. During 1999, Internet bookings comprised 6% of the Company's total bookings. US Airways' customers booked approximately half of these Internet bookings through its web sites (usairways.com and flymetrojet.com). In addition, US Airways began participating in priceline.com Incorporated's (Priceline) internet-based electronic commerce system. Sites such as priceline.com are increasingly becoming important distribution channels for airline tickets.

FREQUENT TRAVELER PROGRAM

     Under US Airways' Dividend Miles frequent traveler program (FTP), participants generally receive mileage credits for each paid flight segment on US Airways (including MetroJet), Shuttle and US Airways Express. Participants can also receive mileage for each paid flight segment on one of US Airways' FTP airline partners. Participants flying on first class or Envoy class tickets generally receive additional mileage credits. Participants may also earn mileage credits by utilizing certain credit cards and purchasing services from various partners. Mileage credits earned by FTP participants can be redeemed for various travel awards, including upgrades to first class or Envoy class and tickets on US Airways or on one of US Airways' FTP airline partners. Mileage credits may not be brokered, bartered or sold, and have no cash value.

     In July 1998, US Airways and American entered into agreements whereby participants of each airlines' FTP may redeem mileage credits for award travel on either airline. Participants may also "pool" mileage credits between FTPs. Each company compensates the other when relieved of an obligation to provide a travel award.

     US Airways and its FTP airline partners limit the number of seats allocated per flight for award recipients by using various inventory management techniques. Award travel for all but the highest-level Dividend Miles participants is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. US Airways reserves the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change with or without prior notice.

     US Airways uses the incremental cost method to account for liabilities associated with Dividend Miles. Estimated future travel awards are valued at the estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, liability insurance and denied boarding compensation. No profit or overhead margin is included in the accrual for incremental costs. US Airways periodically reviews the assumptions made to calculate its FTP liability for reasonableness and makes adjustments to these assumptions as necessary. US Airways pays certain partner airlines for travel award redemptions on the partner airline's flights. Conversely, certain partner airlines pay US Airways for Dividend Miles earned by US Airways' FTP participants on the partner airline's flights.

     In January 1999, US Airways announced changes to its FTP. Mileage credits earned prior to January 1, 2000 do not expire. Mileage credits earned on or after January 1, 2000 may expire, in certain circumstances. In addition, effective September 1999, the number of mileage credits required for award travel redemption changed. For example, the number of mileage credits necessary for an award for domestic travel was reduced depending on the travel date and itinerary.

     As of December 31, 1999 and 1998, Dividend Miles participants had accumulated mileage credits for approximately 5,905,000 awards and 4,692,000 awards, respectively. The increase is due, in part, to the January 1999 program revisions, discussed above. Because US Airways expects that some potential awards will never be redeemed, calculations of FTP liabilities are based on approximately 84% of total accumulated mileage credits. Mileage credits for Dividend Miles participants who have accumulated less than the minimum number of mileage credits necessary to claim an award are excluded from calculations of FTP liabilities. The liability for the accumulated Dividend Miles was $97 million and $85 million as December 31, 1999 and 1998, respectively. Incremental changes in FTP liabilities resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded as part of the regular review process.

     US Airways' customers redeemed approximately 1.1 million, 0.9 million and 0.9 million awards for free travel on US Airways during 1999, 1998 and 1997, respectively, representing approximately 6%, 5% and 5% of US Airways' RPMs in those years, respectively. These low percentages as well as the use of certain inventory management techniques (see above) minimize the displacement of revenue passengers by passengers traveling on Dividend Miles award tickets.

INSURANCE

     The Company and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes liability for members of the public, including passengers; damage to property of the Company, its subsidiaries and others; loss of or damage to flight equipment, whether on the ground or in flight; fire and extended coverage; and workers' compensation and employer's liability. Coverage for environmental liabilities is expressly excluded from current insurance policies.

ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

     As of December 31, 1999, US Airways and Shuttle operated the following jet aircraft:

                         Passenger    Average
       Type              Capacity    Age(years)  Owned(1)  Leased(2)  Total
       ----              ---------   ---------   -------   --------   -----

Boeing 767-200ER            200        10.5         8          4        12
Boeing 757-200              182         9.2        23         11        34
Boeing 727-200 (3)          163        26.8         4          -         4
Boeing 737-400              144        10.0        19         35        54
Airbus A320 (3)             142         0.6         6          6        12
McDonnell Douglas MD-80     141        17.8        15         16        31
Boeing 737-300              126        12.7        11         74        85
Airbus A319                 120         0.6         5         23        28
Boeing 737-200              112        17.7        56          3        59
Douglas DC-9-30             100        24.4        27          7        34
Fokker 100                   97         9.1        36          4        40
                                       ----       ---        ---       ---
                                       12.7       210        183       393
                                       ====       ===        ===       ===

(1) Of the owned aircraft, 175 were pledged as collateral for various secured financing obligations aggregating $2.6 billion as of December 31, 1999.
(2)   The terms of the leases expire between 2000 and 2019.
(3)   All B727-200s and six A320s are operated by Shuttle.

     As of December 31, 1999, the Company's three wholly-owned regional airline subsidiaries operated the following turboprop aircraft:

                         Passenger    Average
       Type              Capacity    Age(years)  Owned(1)  Leased(2)  Total
       ----              ---------   ---------   -------   --------   -----

de Havilland Dash 8          37         8.5        29          75       104
Dornier 328-110              32         4.3         -          26        26
                                        ---        --         ---       ---
                                        7.7        29         101       130
                                        ===        ==         ===       ===

(1)   The terms of the leases expire between 2000 and 2012.

     The Company has agreements for the acquisition of up to 400 new single-aisle aircraft and up to 30 new widebody aircraft. As of December 31, 1999, the Company had added 40 of the new single-aisle aircraft into its operating fleet. US Airways expects to take delivery of 50 additional new single-aisle aircraft and seven widebody aircraft in 2000. Deliveries of the new widebody aircraft are scheduled to begin in the first quarter of the year 2000. The Company currently expects to retire 36 aircraft in 2000. The Company's aircraft acquisition agreements are discussed in detail in MD&A.

     The Company's airline subsidiaries maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

     As of December 31, 1999, the Company's airline subsidiaries, principally US Airways, owned or leased the following aircraft which were not considered part of the operating fleets presented in the tables above. These aircraft were either parked in storage facilities or, as shown in the far right column, leased or subleased to third parties.

                         Average                                   Leased/
       Type             Age(years)  Owned(1)  Leased(2)  Total    Subleased
       ----             ---------   -------   --------   -----    ---------

Boeing 737-200             17.3        5          -        5           -
Boeing 727-200             28.9        8          -        8           -
British Aerospace
  BAe-146-200              15.1        -          3        3           -
British Aerospace
  Jetstream 3100           12.7        -         14       14          14
Douglas DC-9-30            26.0       13          -       13           -
Fokker F28-1000            26.0       10          -       10          10
Fokker F28-4000            14.0        -         11       11          11
                           ----       --         --       --          --
                           20.2       36         28       64          35
                           ====       ==         ==       ==          ==

     US Airways is a participant in the Civil Reserve Air Fleet (CRAF), a voluntary program administered by the Air Mobility Command (AMC). The General Services Administration of the U.S. government requires that airlines participate in CRAF in order to receive U.S. government business. The U.S. government is US Airways' largest customer. US Airways' commitment under CRAF is to provide up to twelve B767-200ER in support of military operations, most likely aeromedical missions, as specified by the AMC. US Airways would be reimbursed at prescribed rates if these aircraft were activated under the CRAF program. To date, the AMC has not requested US Airways to activate any of its aircraft under CRAF.

GROUND FACILITIES

     The Company leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Reagan National; its principal operating, overhaul and maintenance bases at the Pittsburgh, Tampa and Charlotte/Douglas International Airports; training facilities in Pittsburgh and Charlotte; central reservations offices in several cities; and line maintenance bases and local ticket, cargo and administrative offices throughout its system. US Airways owns a building in Fairfax County (Virginia), a training facility in Winston-Salem (North Carolina) and reservations facilities in San Diego and Orlando.

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

     In 1999, the Signatory Airlines at Charlotte/Douglas International Airport granted a Majority In Interest (MII) Approval for the issuance of $191 million in general airport revenue bonds for airfield projects and various terminal projects. The MII includes $80 million for land acquisitions for a future third parallel runway. The bond issue also includes $68 million for terminal projects. The annual operating expenses of US Airways are expected to increase by $1.2 million.

     In 1999, US Airways and the Massachusetts Port Authority (MassPort) reached an agreement to further renovate and expand US Airways' terminal facilities. MassPort issued approximately $33 million of special facility bonds to finance various improvements. US Airways will be responsible for the awarding of contracts and construction of the project and expects substantial completion in the second quarter 2001. As a result of this project, US Airways expects that its annual operating expenses will increase by $3.6 million.

     In 1998, US Airways reached agreement with the Philadelphia Authority for Industrial Development (PAID) and the City of Philadelphia to construct a new international terminal and a new US Airways Express terminal at the Philadelphia International Airport, one of US Airways' connecting hubs and US Airways' principal international gateway. The international terminal will include 12 gates for widebody aircraft and new federal inspection facilities and is currently expected to be operational by December 2001. The new US Airways Express facility will be capable of accommodating approximately 30 regional aircraft and is currently expected to be operational by January 2001. PAID has issued $443.7 million in airport revenue bonds to finance the two terminals, ramp control tower, and related projects. Upon completion of the project, US Airways expects that its annual cost of operations will increase by approximately $30 million.

ITEM 3.  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of an aircraft accident in September of 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November of 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. All wrongful death cases have been resolved except for four cases currently pending before the federal judicial panel for multi-district litigation. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

     In May 1995, the Company, US Airways and the Retirement Income Plan for Pilots of US Airways, Inc. were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. In February 1999, the U.S. Court of Appeals upheld the district court's decision originally granted in May 1996 in the defendants' favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiff's petition for certiorari. The U.S. District Court has retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under

ERISA. The Company believes there are no significant penalties likely to result from this claim. Certain of the plaintiffs have filed a claim before the US Airways Pilot Retirement Board requesting arbitration of their claim for benefits which they believe were erroneously calculated.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways' provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. The parties stipulated to lift the automatic stay provided for in the Bankruptcy Code which would allow IFPC's and US Airways' claims to be fully litigated. At the present time, the parties are engaged in written discovery. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     On July 30, 1996, the Company and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways Plc and BritAir Acquisition Corp. Inc. (collectively, "BA"), American and American's parent company, AMR Corporation (collectively, "AA"). The Company and US Airways claimed that BA, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between the Company and BA (the Investment Agreement). The lawsuit also claims that the defendants have committed violations of U.S. antitrust laws. In response to the defendants' Motion to Dismiss, the Court sustained US Airways' claims for breach of contract against BA. The Court dismissed the remaining claims against BA and AA. On February 6, 1998, BA filed its answer to the complaint along with counterclaims against the Company and US Airways. BA's counterclaims alleged that US Airways breached the Investment Agreement by terminating the Code Share Agreement between British Airways and US Airways (Code Share Agreement) and that US Airways breached the Code Share Agreement by providing certain allegedly confidential information to specific third parties. In addition, British Airways sought a declaratory judgment regarding certain payment obligations under its wet lease arrangement with US Airways. British Airways claimed damages of $16.7 million for the termination of the code share relationship and an unspecified amount of damages for its remaining claims. On January 29, 1999, the Company, US Airways and BA jointly filed a pre-trial order with the Court, and on February 5, 1999, the Court placed the lawsuit on its trial-ready calendar. On February 5, 1999, BA filed a motion for summary judgment seeking dismissal of the Company's and US Airways' claims and a finding that the Company and US Airways are liable for breach of the Code Share Agreement. Subsequently, the Company and US Airways filed a memorandum of law opposing BA's motion. On March 6, 2000 the Company, US Airways and BA announced the settlement of this lawsuit.

     The City and County of San Francisco have sued a number of San Francisco International Airport tenants for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. US Airways was identified by the City and County of San Francisco as a potentially responsible party. US Airways and the City and County of San Francisco have entered into an agreement to resolve this matter and the court entered an order in August 1999 granting a good faith settlement approval for US Airways and several other settling defendants in the lawsuit.

     The Company and US Airways have been named as defendants in three lawsuits recently filed in U.S. District Court for the Eastern District of Michigan. Northwest Airlines is also named as a defendant in each action, while Delta Air Lines and the Airlines Reporting Corporation are named as defendants in two of the cases. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of unquantified treble-damages and an injunction prohibiting future enforcement of the rules at issue. The Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5A. MARKET FOR US AIRWAYS GROUP'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

STOCK EXCHANGE LISTINGS

     US Airways Group's Common Stock, $1 par value (Common Stock), is traded on the New York Stock Exchange (Symbol U). As of February 29, 2000, there were approximately 24,000 stockholders of record.

MARKET PRICES OF COMMON STOCK

     The high and low sale prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape were:

          Period                   High               Low
          ------                   ----               ---

1999      Fourth Quarter        $  33 5/8          $  25 1/16
          Third Quarter            47 11/16           24 1/8
          Second Quarter           59 5/8             43
          First Quarter            64                 43 3/16


1998      Fourth Quarter           58  9/16           34  3/4
          Third Quarter            83  1/4            47
          Second Quarter           82  1/8            63  5/8
          First Quarter            76  7/8            56  9/16

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

ITEM 5B.  MARKET FOR US AIRWAYS' COMMON EQUITY AND RELATED STOCKHOLER
          MATTERS

     US Airways Group owns all of US Airways' outstanding common stock, par value $1 (US Airways Common Stock). US Airways' board of directors has not authorized the payment of dividends on US Airways Common Stock since 1988.

     Currently, the amount of dividends that US Airways can pay on its common stock is materially limited by a covenant contained in its 9 5/8% Senior Notes (due February 2001). In addition, its $500 million senior secured credit facilities limit the ability of US Airways to pay cash dividends by requiring that US Airways maintain a minimum unrestricted cash balance on US Airways. However, these covenants do not restrict US Airways from lending or advancing funds to US Airways Group.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS-US AIRWAYS GROUP (IN MILLIONS, EXCEPT PER SHARE AMOUNTS) (1)

                              1999    1998    1997    1996    1995
                              ----    ----    ----    ----    ----
Operating Revenues          $8,595  $8,688  $8,514  $8,142  $7,474
Operating Expenses           8,459   7,674   7,930   7,705   7,153
                             -----   -----   -----   -----   -----
Operating Income            $  136  $1,014  $  584  $  437  $  322
Income Before Taxes         $  345  $  902  $  672  $  275  $  128
Provision (Credit) for
  Income Taxes                 148     364    (353)     12       9
                             -----   -----   -----   -----   -----
Net Income                  $  197  $  538  $1,025  $  263  $  119
Net Earnings Applicable
  to Common Stockholders    $  197  $  532  $  961  $  175  $   34

Basic Earnings per
  Common Share (2)          $ 2.69  $ 5.75  $12.32  $ 2.73  $ 0.55
Diluted Earnings per
  Common Share (2)          $ 2.64  $ 5.60  $ 9.87  $ 2.35  $ 0.55
Cash dividends per
  Common Share              $    -  $    -  $    -  $    -  $    -


CONSOLIDATED BALANCE SHEETS-US AIRWAYS GROUP (IN MILLIONS)

                                         As of December 31,
                               -------------------------------------
                               1999    1998    1997    1996     1995
                               ----    ----    ----    ----     ----

Total Assets                 $7,685  $7,870  $8,372  $7,531  $ 6,955
Long-Term
  Obligations (3) (4)        $3,552  $3,266  $4,142  $4,552  $ 4,572
Series B Preferred
  Stock  (4)                 $    -  $    -  $    -  $  213  $   213
Common Stockholders'
  Equity (Deficit) (4)       $ (117) $  593  $  725  $ (798) $(1,049)
Total Stockholders'
  Equity (Deficit) (4)       $ (117) $  593  $  725  $ (584) $  (836)

Shares of Common Stock
  Outstanding (5)              66.3    83.8    91.5    64.3     63.4

(1) Certain years include nonrecurring and unusual items (See Note 14 to the Company's Notes to Consolidated Financial Statements for related information).


                  (footnotes continued on following page)


(2) During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 established new guidelines for calculating earnings per common share. The Company's Earnings per Common Share figures for the years 1995 and 1996 have been restated to conform with the provisions of SFAS 128.
(3) Includes long-term debt, capital leases, postretirement benefits other than pensions (noncurrent) and outstanding redeemable preferred stock.
(4) 1996 and 1995 do not include any effects from deferred dividends on preferred stock.
(5) 1998 and 1997 activity included conversions of preferred stock into Common Stock.

Note:  Numbers may not add or calculate due to rounding.

SELECTED OPERATING AND FINANCIAL STATISTICS-US AIRWAYS (1)

                                 1999    1998    1997    1996    1995
                                 ----    ----    ----    ----    ----

Revenue passengers
  (thousands)*                 55,812  57,990	  58,659  56,640  56,674
Total RPMs (millions) (2)      41,563  41,370  41,749  39,220  38,079
RPMs (millions)*               41,478  41,253  41,579  38,943  37,618
Total ASMs (millions) (3)      59,246  56,861  58,500  57,208  58,678
ASMs (millions)*               59,136  56,723  58,294  56,885  58,163
Passenger load factor* (4)       70.1%   72.7%   71.3%   68.5%   64.7%
Break-even load factor (5)       69.6%   65.7%   66.4%   67.9%   64.9%
Yield* (6)                      16.51c  17.02c  17.10c  17.46c  16.66c
Passenger revenue per ASM* (7)  11.58c  12.38c  12.20c  11.95c  10.78c
Revenue per ASM (8)             12.96c  13.80c  13.50c  13.19c  11.80c
Cost per ASM (9)                12.90c  12.34c  12.33c  12.69c  11.40c
Average passenger
  journey (miles)*                743     711     709     688     664
Average stage length (miles)*     616     597     591     578     560
Revenue aircraft
  miles (millions)*               437     422     435     426     444
Cost of aviation
  fuel per gallon (10)          58.63c  51.83c  67.43c  70.51c  56.83c
Cost of aviation fuel
  per gallon, excluding
  fuel taxes (11)               52.44c  45.95c  61.26c  64.09c  53.23c
Gallons of aviation fuel
  consumed (millions)           1,143   1,109   1,129   1,107   1,137
Operating aircraft at year-end    383     376     376     390     394
Full-time equivalent
  employees at year-end        41,636  38,210  38,533  40,160  39,891

* Scheduled service only (excludes charter service).

(1) Operating statistics include free frequent travelers and the related miles they flew. Operating statistics exclude flights operated by US Airways under a wet lease arrangement with British Airways Plc (the "wet lease arrangement," which ended May 31, 1996). Nonrecurring and unusual items (see Note 13 to US Airways' Notes to Consolidated Financial Statements for additional information) and certain revenues and expenses have been excluded from US Airways' financial results for purposes of financial statistical calculation and to provide better comparability between periods. Revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines and the wet lease arrangement are also excluded from financial statistical calculations.
(2) Revenue Passenger Miles (RPMs) - revenue passengers multiplied by the number of miles they flew.
(3) Available Seat Miles (ASMs) - seats available multiplied by the number of miles flown (a measure of capacity).
(4)   Percentage of aircraft seating capacity that is actually utilized
      (RPMs/ASMs).
(5) Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
(6)   Passenger transportation revenue divided by RPMs.
(7) Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(8)   Total Operating Revenues divided by ASMs (a measure of unit revenue).
(9)   Total Operating Expenses divided by ASMs (a measure of unit cost).
(10) Includes the base cost of aviation fuel, fuel taxes and transportation charges.
(11)  Includes the base cost of aviation fuel and transportation charges.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        GENERAL INFORMATION

     Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: economic conditions, labor costs; aviation fuel costs; competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation; consumer perceptions of the Company's products; demand for air transportation in the markets served by the Company's airline subsidiaries; other operational matters discussed below and other risks and uncertainties listed from time to time in the Company's reports to the United States Securities and Exchange Commission (SEC). Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

                          FINANCIAL OVERVIEW

     For 1999, the Company's operating income was $136 million, income before taxes was $345 million, net income was $197 million and earnings per common share (EPS) was $2.64 on a diluted basis. For 1998, the Company's operating income was $1.0 billion, income before taxes was $902 million, net income was $538 million and EPS was $5.60 on a diluted basis. The comparative amounts for 1997 were $584 million, $672 million, $1.0 billion and $9.87, respectively. The Company's financial results for each of these years include the nonrecurring and unusual items detailed in "Results of Operations" below.

     The Company experienced relatively favorable domestic economic conditions during 1999, 1998, and 1997. Industry pricing and capacity conditions were generally favorable during 1998 and 1997, and the Company's operating performance was particularly strong in 1998. More recently in 1999, increased capacity growth in the Company's primary operating regions has resulted in competitive pressures on pricing (particularly from competitors with lower cost structures) and fuel prices have increased substantially. Also during 1999, a number of other factors negatively influenced the Company's financial performance including inclement weather; pilot training constraints; air traffic control delays and cancellations; aircraft shortages resulting from delays in aircraft returning from regularly scheduled maintenance and certain matters involving the Company's information systems.

                         STRATEGIC OBJECTIVES

     In 1999, the Company faced a number of challenges that impacted its financial condition and results of operations. However, the Company also made substantial progress towards achieving its long-term strategic objectives. The Company's actions follow its five-point business plan:

-- Achieve a competitive cost structure, -- Exploit the route network,
--  Rationalize the fleet,
--  Change the culture of the company,


--  Become the "Carrier of Choice."

     In 1999, a number of the Company's employees, who are covered by collective bargaining agreements with various unions, ratified new labor agreements that embraced the pay "parity" provision linking compensation for US Airways' employees to the weighted average cost for comparable positions at the four largest domestic airlines, plus 1%. These groups are as follows:

                                                   Effective
Union (1) Class or Craft        Employees (2)       Date
--------  --------------        -------------       -------
CWA       Passenger service
          employees                9,700           12/13/99
IAMAW     Mechanics and
          related employees        7,700           10/11/99
IAMAW     Fleet service employees  6,700	          04/05/99
TWU       Flight crew training
          instructors                160           05/03/99
TWU       Dispatch employees         200           07/30/99

(1)  CWA    Communications Workers of America
     IAMAW  International Association of Machinists and
            Aerospace Workers
     TWU    Transport Workers' Union
(2) Approximate actual number of employees covered by the contract.

     US Airways implemented the pay parity concept with its non-union administrative representative group in 1999 as well. US Airways' pilots (approximately 5,600 employees) contract became effective January 1, 1998 and has a five-year term. This contract, the Company's first parity-based contract, also includes provisions that allowed the Company to launch its low-cost, low-fare product, MetroJet, and to fly regional jets as part of US Airways Express, discussed below.

      US Airways is in mediation over an amendable labor agreement with the AFA. The National Mediation Board (NMB), which has been assisting in these negotiations, declared an impasse in the talks in February 2000 and requested the parties to submit to binding arbitration. The AFA rejected arbitration, which triggered a 30-day cooling off period ending at 12:01 a.m. on March 25, 2000. The AFA has publicly threatened that, if a contract is not reached by March 25, 2000, it would conduct an organized campaign it has named "CHAOS" (Create Havoc Around Our System). Also, the AFA has announced that this includes striking flights, which would have the effect of disrupting service and stranding customers throughout US Airways' system. If US Airways were to try to operate a schedule under such conditions, in which it would not know from hour to hour which flights would be subject to strike, it expects that its customers would lose confidence that they can rely on US Airways to provide them reliable service. Since US Airways does not wish to subject its customers to this risk, US Airways publicly announced that while it intends to continue to negotiate with the AFA, it will be left with no choice but to cease operations on March 25, 2000 if no agreement is reached with the AFA. US Airways anticipates that the impact associated with the 30-day cooling off period and a cessation of operations, if any, will have a material adverse effect on its results of operations, particularly its short-term revenues.

     While management is committed to and believes that a mutually acceptable labor agreement with the AFA will ultimately be reached, US Airways cannot predict the outcome of such negotiations at this time. As of March 15, 2000, US Airways had received proceeds of $500 million from its senior secured credit facilities (Facilities). While management cannot predict, with any degree of certainty, the duration, if any, of a shutdown, management believes that if a shutdown were to occur, US Airways has available sources of financing, including existing cash, borrowings under the Facilities, and potentially available financing sufficient to meet its obligations during the period of time management believes such a shutdown might reasonably last.

     In March 2000, US Airways reached a tentative agreement with its flight simulator engineers,


who are represented by the TWU (approximately 55 employees). In addition, US Airways is in negotiations with a number of employee groups (approximately 335 employees total) represented by the IAMAW or CWA.
During February 2000, US Airways received notice from the NMB that both the IAMAW and CWA are seeking representation of the office clerical employees (up to approximately 3000 employees). US Airways is unable to determine the timing of when the mediation and negotiations will be concluded and contracts established, or the final terms and conditions of such contracts. See Part I, Item 1 "Business: Employees" for additional information related to the Company's workforce.

     During 1997 and 1998, the Company entered into agreements with a subsidiary of Airbus Industrie G.I.E. (Airbus) to purchase up to 430 new aircraft, including 400 single-aisle A320-family (A320-family) aircraft and 30 widebody A330 (A330) aircraft. The new Airbus aircraft play an important part in the Company's long-term strategy of establishing US Airways as a competitive global airline. These new single-aisle aircraft will replace certain older aircraft operated by the Company's airline subsidiaries. The Airbus aircraft are more fuel efficient, are less costly to maintain, have greater range capabilities and provide certain customer service advantages over the aircraft they replace.

     US Airways and Shuttle, Inc. (Shuttle), a wholly-owned subsidiary of the Company, continue to introduce new A320-family aircraft into their operations. As of December 31, 1999, the Company had acquired 40 new A320-family aircraft. The Company retired 29 aircraft in 1999, including 21 aircraft operated by US Airways (Douglas DC-9-30 (DC-9-30) and Boeing 737-200 (B737-200) aircraft) and eight Boeing 727-200 (B727-200) aircraft operated by Shuttle. US Airways' first widebody A330 aircraft is scheduled to enter revenue service in the second quarter of 2000.

     As of December 31, 1999, the Company had 114 additional A320-family aircraft on firm order, including 50 scheduled for delivery in 2000 and the remaining scheduled for delivery in the years 2001 to 2003. The Company's aircraft acquisition agreement with Airbus also includes 196 aircraft subject to reconfirmation prior to scheduled delivery and options for 50 additional aircraft. The Company also entered into an agreement with CFM International, Inc. (CFMI) for jet engines to power the A320-family aircraft. As part of its agreement with CFMI, GE Engine Services, Inc. will maintain these engines under a long-term renewable agreement.

     The agreement with Airbus for the A330 aircraft includes ten firm widebody aircraft orders, four widebody aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional widebody aircraft. Of the ten firm-order A330 aircraft, seven are scheduled for delivery in 2000. The Company can substitute other Airbus widebody aircraft for the A330s, including the A330-200 or members of the A340-Series, for orders other than the first ten aircraft. The Company reached an agreement with Pratt & Whitney for jet engines to power US Airways' A330s and to provide long-term maintenance for these engines. The A330s are expected to operate primarily in transatlantic markets. See Note 6(a) to the Company's Notes to Consolidated Financial Statements contained in Part II, Item 8A of this report and "Liquidity and Capital Resources" below for additional information related to the Company's commitments to purchase flight equipment.

     A majority of transatlantic passengers originate their travel from the Eastern United States (U.S.), the Company's primary operating region. US Airways began to bolster its international operations to take advantage of its strategic position in 1996. In 1999, US Airways added certain key routes to its transatlantic service.

     In March 1999, US Airways announced that it obtained commercially viable takeoff and landing slots at London's Gatwick Airport (Gatwick) that permitted the initiation of the long-awaited service from Charlotte. US Airways began operating the Charlotte-London service on


June 12, 1999. Also in June 1999, US Airways increased its service between Philadelphia and Paris (Charles de Gaulle) to two daily flights, in addition to the daily Pittsburgh-Paris flight. In October 1999, US Airways announced that it would begin daily Charlotte-Paris service and Charlotte-Frankfurt service beginning on April 13, 2000 and May 18, 2000, respectively. In October 1999, US Airways also announced that it would begin daily flights between Philadelphia-Manchester, England beginning on May 25, 2000. US Airways temporarily suspended Philadelphia-Amsterdam service effective June 12, 1999. US Airways also added additional transatlantic service during 1998: Philadelphia-London (Gatwick Airport) and Philadelphia-Amsterdam in April 1998, Pittsburgh-Paris in October 1998 and a second Philadelphia-London flight in early November 1998. For the year 1999, transatlantic operations increased 21% over 1998 levels and accounted for approximately 10% of US Airways' capacity, as measured in ASMs.

     US Airways has filed with the U.S. Department of Transportation (DOT) for authority to serve Gatwick from Pittsburgh and London's Heathrow Airport (Heathrow) from Charlotte, Philadelphia, Pittsburgh and Boston.
US Airways anticipates moving its operations at Gatwick to Heathrow when possible (the availability of operating rights at Heathrow is currently constrained by the bilateral aviation treaty between the U.S. and the United Kingdom (U.K.)). The U.S. and U.K. governments have been discussing modifications to the bilateral aviation treaty to allow increased competition at Heathrow for many years. US Airways continues to explore other international opportunities.

     In December 1997, in support of its growing international presence, US Airways launched an improved international business class product called "Envoy Class." Envoy Class offers travelers sleeper-quality seats, personal in-arm video entertainment systems, improved dining and other amenities, all at business class fares. In the second quarter of 2000, US Airways will begin to offer a premium first class cabin in addition to Envoy Class for transatlantic passengers aboard its A330 aircraft.

     Philadelphia International Airport is US Airways' primary international gateway. US Airways began major expansion and improvements to its facilities at Philadelphia in 1999 including a new international terminal, which is currently expected to be operational by December 2001, and a new facility for US Airways Express operations, which is currently expected to be operational by January 2001.

     On December 30, 1997, the Company purchased Shuttle, which operates under the trade name "US Airways Shuttle." Shuttle provides high frequency service between the following city pairs: New York (LaGuardia)-Boston (Logan) and LaGuardia-Washington (Ronald Reagan Washington National Airport (Reagan National)). As of December 31, 1999, Shuttle operated four B727-200 and six A320 aircraft.

     In December 1997, US Airways entered into an agreement with Sabre Inc. (Sabre) under which Sabre assumed responsibility, as of January 1, 1998, for substantially all of US Airways' information technology requirements. US Airways and Sabre achieved a significant milestone on December 5, 1998, when US Airways' reservation, airport customer service and aircraft tracking systems were converted from US Airways' previous systems. For a period after the cutover, US Airways experienced delays in processing passengers while all employees became proficient on the new systems. This transition is now completed, and US Airways is also using a variety of Sabre systems including Sabre's origin and destination yield management system.

     US Airways Express carriers contribute greatly to the Company's financial performance. The Company owns three of the eight regional airline subsidiaries that operate as US Airways Express. Non-owned carriers operate as US Airways Express under service agreements. Under US Airways' labor agreement with its pilots, the Company may currently operate up to 35 regional jets as part of US Airways Express. As of December 31, 1999, US Airways Express carriers operated 19 regional jets. An additional 15 regional jets will join the US Airways Express fleet in 2000. Regional jet aircraft add a great deal of flexibility to the US Airways system because they can operate effectively in markets too small for US Airways' jet service and with stage lengths too great for turboprop aircraft. In January 1998 and July 1999, US Airways began purchasing the capacity in certain markets of Mesa Airlines, Inc. (Mesa) and Chautauqua Airlines, Inc. (Chautauqua), respectively. Mesa and Chautauqua operate regional jets in certain markets as part of US Airways Express. The Company's wholly-owned regional airlines added a total of 7 deHavilland Dash 8 turboprop aircraft to their fleets in 1999 bringing their total fleet to 130 aircraft. During 1999, US Airways Express system capacity increased 7.4% and revenue passengers miles (RPMs) increased 5.6% from 1998 levels.

     The Company has taken many steps during the past few years to improve customers' perception of the airline. To achieve this goal, US Airways began providing training to all of its employee groups to underscore the importance of excellent customer service. To address consumer and Congressional concerns regarding customer service issues in the industry, US Airways, along with several other airlines, announced "Customer Commitment" plans. US Airways' plan includes the following 12-points:

-- Offer customers the lowest fare for which they are eligible and assist them in finding those fares;
-- Give timely information on flight delays or cancellations with announcements every 15-20 minutes;
--  Provide on-time baggage delivery;
-- Support an increase in the lost-baggage liability limit; -- Permit customers to cancel a purchased ticket within 24 hours without penalty;
--  Make prompt refunds;
-- Clearly disclose policies for passengers with special needs;
--  Improve handling of long on-board delays;
-- Supply basic information and policies about "oversold" flights;
--  Furnish details about the frequent traveler program;
-- Respond promptly to customer complaints or requests for information;
-- Seek consistency of service by US Airways Express partners.

     The Company also announced a permanently-staffed employee suggestion program in 1999 that gives each employee an opportunity to contribute to US Airways' efforts to become the "Carrier of Choice." This program enables employees to initiate changes that improve their work environment and the Company's culture. Additionally, the Company created numerous task forces, drawn from all levels of the organization, to improve internal workflows and identify solutions to operational problems.

                  CURRENT COMPETITIVE POSITION

     The Company's foremost competitive threat continues to be the growth of low-cost, low-fare competition in its primary operating region, the Eastern U.S. As of January 2000, approximately 85% of US Airways' departures and approximately 57% of US Airways' capacity, as measured in available seat miles (ASMs), were deployed in this region. In 1999, competition in the Company's core East Coast regions increased substantially. Capacity growth in the Eastern U.S. was nearly double the overall industry growth rate. Southwest Airlines Co. (Southwest) has continued to expand its operations in the region. Delta Air Lines, Inc.'s (Delta) low-fare product, "Delta Express," and other such airlines that operate in this region have grown substantially in recent years. The rate of industry capacity growth for the Eastern U.S. is expected to decline in 2000.

     US Airways' unit operating cost, or operating cost per available seat mile (ASM), is the highest of all the major domestic air carriers. US Airways' unit operating cost was 12.90 cents for 1999. By contrast, Delta reported unit operating costs of 8.89 cents for calendar year 1999. US Airways also competes with other low-cost, low fare competitors. Southwest, for example, reported unit operating costs of 7.48 cents for the same period.

     MetroJet, US Airways' competitive response to low-cost, low-fare competition, has grown rapidly since its introduction in June 1998 from five aircraft. As of December 1999, MetroJet operations included 42 aircraft offering 222 daily departures with service to 22 cities. In 1999, MetroJet began offering advanced seat assignments. MetroJet accounted for approximately 11% of US Airways' 1999 capacity, as measured in ASMs. The Company anticipates holding MetroJet's capacity at the current level for the next few quarters.

     US Airways is taking other steps to address its high unit cost structure and enhance its competitive position. As mentioned in "Strategic Objectives," above, the Company implemented the parity concept in labor agreements with a number of employee groups linking compensation of certain US Airways' employees to the weighted average cost for comparable positions at the four largest domestic airlines. The Company expects that the introduction of the Airbus-family of aircraft, in conjunction with retiring its DC-9-30 and MD-80 fleets and certain B737-200 aircraft, will ultimately reduce US Airways' unit operating cost. The Airbus aircraft are more fuel-efficient and less costly to maintain than the aircraft that they will replace. Because the transition to the new equipment types was in process during 1999, US Airways did not enjoy the aforementioned cost reductions during this period. In fact, its costs increased primarily due to increased pilot, mechanic and flight attendant training costs in addition to other integration cost. As the transition to Airbus-family of aircraft progresses, the Company will likely experience an increase in Aircraft rent, Depreciation and amortization and Interest expenses to partially offset the aforementioned benefits. See "Results of Operations" below.

                   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance concerning the timing of revenue recognition and related matters. The Company will implement SAB 101 effective January 1, 2000. As a result, the Company will modify its revenue recognition policy for the sale of mileage credits, or Dividend Miles, sold to partners.

     The portion of proceeds from sales of Dividend Miles that represents the Company's obligation to provide future travel to Dividend Miles members will be deferred and recognized as a component of Passenger transportation revenues when the service is rendered. The remaining portion of the sales proceeds will continue to be recognized immediately as a component of Other operating revenues.

     The Company will recognize a cumulative effect of adopting SAB 101 as a change in accounting principle as of January 1, 2000. The cumulative effect of accounting change, net of applicable income taxes, is estimated to be $103 million. The charge represents the difference between the Retained earnings (deficit) balance as of December 31, 1999, presented in the accompanying Consolidated Balance Sheets, and what that balance would have been had the Company applied SAB 101 for all previous periods.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt the statement effective January 1, 2001. The Company does not believe that the implementation of SFAS 133 will have a material adverse effect on its financial condition or results of operations.

                     EFFECTS OF THE YEAR 2000

     The Company operates computer software applications, systems and products that support important business functions, including reservations, flight operations and financial systems, that would not have properly processed dates on or after January 1, 2000 (commonly referred to as the "Year 2000" or "Y2K" problem) unless steps to remediate the error had been taken. In order to address this situation, the Company implemented a plan that addressed the Company's information technology and non-information technology arenas. The Company had two teams of full-time staff in place. One team coordinated Y2K compliance efforts with Sabre for those information technology systems managed by Sabre. A second team, headed by the Company's Senior Vice President-Corporate Development, coordinated Y2K compliance efforts for non-information technology systems and those information technology systems not managed by Sabre.

     As of March 15, 2000, the Company is not aware of any material Y2K-related problems experienced by its information technology and non-information technology systems. In addition, the Company has not been informed by any other companies, governmental agencies or other entities on which it relies that any such parties experienced any material Y2K-related problems. The Company cannot guarantee, however, that it or the other companies, governmental agencies or other entities on which it relies will not experience any Y2K-related problems in the future. If such problems occur, the Company cannot give assurance that such problems will not result in the Company experiencing a material adverse effect on its business, financial condition or results of operations.

     As of December 31, 1999, aggregate expenses incurred by the Company to become Y2K compliant, apart from expenses related to the Sabre relationship, amounted to approximately $10 million, including $8 million in 1999 and $2 million in 1998. These amounts are also exclusive of the cost of any equipment that needed to be replaced. With respect to the cost of Sabre's Y2K compliance program, the Company cannot completely quantify the costs for Y2K compliance of its information technology systems because such costs have been incorporated into the costs of the broader conversion plan to Sabre systems. However, the Company estimates that it incurred aggregate expenses of $32 million, including $11 million in 1999 and $21 million in 1998, for Sabre services that are related solely to Y2K compliance efforts on the systems, unrelated to the broader conversion plan. The Company anticipates paying Sabre less than $0.5 million during 2000 related to Y2K compliance services. Overall, the Company believes that the cost of becoming Y2K compliant did not and will not have a material adverse effect on the business, financial condition or results of operations of the Company.

                         OTHER INFORMATION

     US Airways lowered the base commissions it pays travel agencies effective October 1999. The Company currently pays a 5% base commission rate with a $50 maximum payment for roundtrip travel and a $25 maximum for one-way travel for tickets purchased within the domestic U.S., including Puerto Rico and the U.S. Virgin Islands. Similar reductions apply to tickets purchased in the U.S. and Canada for travel to international locations. US Airways previously paid an 8% base commission rate with identical maximum payments. Prior to the introduction of the revised rate structures, noted above, the standard commission rate was generally 10% of ticket price with identical maximum payments. US Airways also pays travel agencies additional "incentive" commissions under certain circumstances, such as reaching certain volume sales targets. On October 25, 1999, the DOT initiated a proceeding involving the Company and other major airlines seeking a reversal of the October 1999 reduction in travel agency commissions.


     On May 27, 1999, US Airways Investment Management Company, Inc.
(USIM), a wholly-owned subsidiary of US Airways, agreed to sell its ownership interest in Galileo International, Inc. (Galileo). Galileo owns, operates and markets the Galileo computerized reservation system (CRS), which is the world's second largest CRS system, as measured by revenues generated by travel agent subscribers. The transaction, which closed on June 3, 1999, resulted in cash proceeds of approximately $307 million and a pretax gain of approximately $274 million. USIM's interest, 7,000,400 shares of Galileo common stock, was sold as part of a secondary common stock offering completed by Galileo.

     On July 30, 1997, Galileo completed an initial public offering (IPO) and used the proceeds, together with the proceeds of bank financing, to purchase Apollo Travel Services Partnership (ATS). At that time, USIM owned approximately 21% of ATS. Immediately preceding the IPO, Galileo International Partnership (GIP) was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USIM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USIM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%, which USIM ultimately sold in 1999, as described above. In connection with the 1997 sell down of Galileo and the sale of ATS, USIM received cash proceeds of $224 million and recognized a pretax gain of $180 million.

     In September 1997, The Boeing Company (Boeing) filed suit against US Airways in state court in King County, Washington seeking unspecified damages, estimated at approximately $220 million, for alleged breach of two aircraft purchase agreements concerning, respectively, eight Boeing 757-200 aircraft and 40 Boeing 737-Series aircraft. On October 31, 1997, US Airways filed an answer and counterclaims to Boeing's complaint denying liability and seeking recovery from Boeing of approximately $35 million in equipment purchase deposits. On April 23, 1998 the parties reached a settlement terminating all obligations with respect to both purchase agreements. Pursuant to the settlement, the litigation has been dismissed with prejudice as to both Boeing's claims and US Airways' counterclaims.

     In 1997, US Airways announced certain efficiency measures including retiring 22 aircraft from its operating fleet, closing a flight crew base, two reservation centers and three maintenance facilities. The Company recognized certain nonrecurring items as a result of these actions (nonrecurring and unusual items are discussed in "Results of Operations" below). Later in 1997, US Airways decided to retire additional DC-9-30 aircraft resulting in total impairment charges of $77 million. In December 1999, US Airways decided to retire certain DC-9-30 and B737-200 aircraft resulting in an impairment charge of $64 million. These impairment charges resulted from decisions to retire aircraft earlier than previously planned.

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

                        1999 COMPARED WITH 1998

Operating Revenues-Passenger transportation revenues decreased $141 million or 1.8%, including a $173 million decrease attributable to US Airways, partially offset by an increase of $27 million and $5 million for the Company's three wholly-owned regional airlines and Shuttle, respectively. With regards to US Airways' decrease, revenue passenger miles (RPMs) were flat year-over-year and yield was down 3.0% reflecting pricing pressures. The increase in Passenger transportation revenues for the Company's three wholly-owned regional airlines is due primarily to a 5.7% increase in RPMs primarily resulting from a 5.5% increase in capacity (as measured by ASMs). Cargo and freight revenues decreased 11.3% due primarily to lower mail volume and lower freight yields. Other operating revenues increased 9.7% due principally to revenues generated from sales of capacity (ASMs) on Mesa and Chautauqua (Chautauqua agreement began in July 1999) and an increase in frequent traveler mileage credits sold to partners. The increased revenues resulting from sales of capacity on Mesa and Chautauqua are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-Excluding nonrecurring and unusual items, operating expenses increased 9.6% while ASMs increased 4.3%. The Company recognized certain nonrecurring and unusual items in both 1999 and 1998. The table below shows where these items were recorded in the Company's Consolidated Statements of Operations (dollars in millions; brackets indicate an expense).
                                      1999        1998
                                      ----        ----
Operating Expenses
  Aircraft rent (1)                    $ 14          $3
  Aircraft maintenance (1)                1           -
  Depreciation and amortization (2)     (60)          -
                                        ---           -
                                        (45)          3
Other Income (Expense)
  Gains on sales of investments (3)     274           -
  Other, net (4)                         17           -
                                        ---           -
                                        291           -
                                        ---           -
Net amount reflected in Income
  Before Income Taxes                  $246          $3
                                        ===           =

(1) Aircraft rent credits and lease return provisions recognized in conjunction with US Airways' purchase off lease and sale or lease terminations of its nonoperating British Aerospace BAe-146-200 (BAe-146) aircraft. During 1994, US Airways accrued a substantial portion of the future rent obligations related to these aircraft (US Airways removed these aircraft from its operating fleet in 1991).
(2) Charges result from an analysis performed in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In general,
     SFAS 121 requires an impairment charge to be recognized when the net undiscounted future cash flows from an asset's use (including any anticipated proceeds from disposition) are less than the asset's current book value and the asset's current book value exceeds its fair value. The impairment charge reflects writing-down the asset to fair value. The impairment charge was $64 million, related to the planned retirement of the Company's remaining DC-9-30 and 17 B737-200 aircraft. In addition, US Airways also recorded a $4 million expense credit related to the sale of a previously abandoned maintenance facility.
(3) Resulted from USIM's sale of its Galileo stock. See "Other Information" above for details.
(4) US Airways recorded gains related to proceeds received in connection with its holdings in Equant N.V.


     Personnel costs increased 9.0% which reflects several factors. First, full-time equivalent employees increased 9.0% as a result of growth demands and training requirements. Overtime hours in 1999 were much higher as a result of inclement weather experienced in the first quarter (winter storms) and the third quarter (hurricanes) as well as the concerted effort undertaken during the fourth quarter to reduce the backlog of aircraft in need of routine maintenance service. In addition, certain employee groups received wage increases and lump sum payments during 1999 and the Company's pension expense was higher as a result of using a lower discount rate. Aviation fuel expenses increased 16.7% due primarily to a 13.1% increase in the average price of fuel per gallon. Commissions expenses decreased due to fewer revenue passengers and the revised commission rate structure (see "Other Information" above for details on revised commission rate structure). Aircraft rent expenses increased 8.4% excluding nonrecurring and unusual items (see above) due to rent expense associated with the Airbus deliveries in 1999 and 1998. Aircraft maintenance increased 11.2% due primarily to MetroJet integration costs and a $10 million favorable insurance claim recognized in 1998. Depreciation and amortization expenses increased 7.2%, if nonrecurring and unusual items are excluded, due primarily to amortization of costs capitalized as part of the conversion to Sabre information systems. Other operating expenses increased 18.0% due primarily to expenses associated with US Airways' information services management contract with Sabre (see "Effects of the Year 2000" above for related information), expenses associated with purchases of capacity from Mesa and Chautauqua, passenger amenity costs, and expenses associated with the Dividend Miles frequent traveler program.

Other Income (Expense)-Interest income decreased 40.5% due to decreased cash equivalents and short-term investments. The decrease can be linked to the Company's common stock purchase activity and increased purchase deposits for new flight equipment (see "Liquidity and Capital Resources" below). Interest expense decreased as the result of lower average outstanding long-term debt during 1999. Besides normal principal repayments, US Airways retired early certain debt in 1999 and 1998 with principal amounts totaling $47 million and $434 million, respectively. The increase in Interest capitalized reflects US Airways' 1998 write-off of capitalized interest on equipment purchase deposits with Boeing in conjunction with the settlement of litigation between US Airways and Boeing (as discussed above under "Other Information") combined with higher purchase deposit balances relating to future Airbus aircraft deliveries. Gains on sales of investments relates to USIM's sale of its interest in Galileo (see "Other Information" above for details of this transaction). Other, net for 1999 includes $17 million related to gains recognized in connection with US Airways' sales of a portion of its holdings in Equant N.V. In July 1998, US Airways incurred prepayment penalties of $15 million associated with the early extinguishment of its $300 million principal amount 10% Senior Notes.

Provision (Credit) for Income Taxes-The Company's effective income tax rate for financial reporting purposes increased to approximately 43% for 1999 from approximately 40% for 1998.

Preferred Dividend Requirement-With the retirement of the Company's
Series H Preferred Stock in March 1998, the Company no longer has preferred stock outstanding.

Earnings per Common Share-EPS calculations have been affected by: the conversion of the Series H Preferred stock into common stock (9.2 million shares) in March 1998; and the purchase of 18.1 million and 17.9 million shares of common stock (treasury stock) in 1999 and 1998, respectively.

Selected US Airways Operating and Financial Statistics-The Company's financial results for 1999 were adversely affected by inclement weather (snow/ice storms, hurricanes) in the eastern United States, the recent conversion of certain of the Company's information systems (including reservations, airport customer services and flight tracking systems) to those provided by Sabre, competitive pressures and operational difficulties. The effects on US Airways' operations of the inclement weather, compounded by the systems conversions, were particularly acute during the first quarter of 1999. The new systems resulted in changes to many basic work processes-temporarily affecting the efficiency at which certain processes were performed (including increased employee overtime). In the first quarter of 1999, US Airways was forced to cancel approximately 5.6% of its flights. In contrast, US Airways' flight cancellation rate averaged 2.5% in the first quarters of 1998 and 1997. The information systems difficulties lingered into the second quarter of 1999. In addition, US Airways did not have enough flight crew training instructors to meet the increased demand for training. This negatively affected the Company's financial results for the second and third quarters of 1999. The increased training requirements stem from certain structural transformations, including the integration of Airbus aircraft into US Airways' operating fleet, the growth of MetroJet (i.e., the need to reconfigure aircraft) and the retirement of certain older aircraft. US Airways also experienced delays in returning aircraft to service from regularly scheduled maintenance. Furthermore, air traffic control (ATC) cancellations were significantly worse in 1999 than 1998. For example, during the third quarter of 1999 such cancellations averaged 32 per day versus 12 for the prior year period. Due to the maintenance-related delays, ATC delays, and flight crew instructor shortage, US Airways' departure cancellation rate averaged 6.5% in the third quarter of 1999 compared to an average rate of 2.5% in the third quarter of 1998 and 1.9% in the third quarter of 1997. By fourth quarter 1999, conditions had partially improved resulting in a 2.7% cancellation rate compared to 2.5% in the prior year period. The Company believes that the backlog of aircraft waiting for regularly scheduled maintenance will be resolved by July 1, 2000. To address the flight crew training instructor issue, the Company increased the number of instructors during 1999 by 42%.

     The unusually large number of cancellations of planned flights increased US Airways' unit cost (cost per ASM) during 1999 since it was geared to operate a larger schedule. As US Airways cancelled flights, its costs did not decrease proportionally-only incremental expenses such as aviation fuel, landing fees and commissions were avoided. At the same time, US Airways lost a portion of the revenue from the cancelled flights. Although ASMs did increase, the effects of this were more than offset by the expense basis used for the calculation (nonrecurring and unusual items, which are discussed above, are excluded from unit operating cost calculations for comparability purposes). US Airways added 28 A320-family aircraft to its operating fleet in 1999 and removed 21 older aircraft from its operating fleet.

                     1998 COMPARED WITH 1997

     The Company purchased Shuttle on December 30, 1997. Because the Company's acquisition of Shuttle was accounted for using the purchase method, only Shuttle's financial results post-acquisition are included in the Company's results of operations.

Operating Revenues-Passenger transportation revenues increased $114 million or 1.5%, including an increase of $172 million attributable to Shuttle, an increase of $34 million attributable to the Company's three wholly-owned regional airlines, partially offset by a $91 million decrease in US Airways' passenger transportation revenues. The increase in Passenger transportation revenues for the Company's three wholly-owned regional airlines is due primarily to an increase in RPMs. The decrease for US Airways is due primarily to a decrease in both RPMs and yield. See "Selected US Airways Operating and Financial Statistics" below for additional information related to US Airways' passenger transportation revenues. Cargo and freight revenues decreased due primarily to lower mail volume in 1998. In addition, activity during the third quarter of 1997 was favorably affected by an employee strike at United Parcel Service, Inc. Other operating revenues increased 11.8% due principally to revenues generated from sales of capacity (ASMs) on Mesa (the agreement began in January 1998), an increase in frequent traveler mileage credits sold to partners in US Airways' Dividend Miles frequent traveler program and an increase in cancellation fees revenues. The increased revenues resulting from sales of capacity on Mesa are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-The Company recognized certain activity including nonrecurring and unusual items in both 1998 and 1997. The table below shows where these items were recorded in the Company's Consolidated Statements of Operations (dollars in millions; brackets indicate an expense, except for the tax benefits recognized in 1997).

                                        1998           1997
                                        ----           ----
Operating Expenses
  Personnel costs (1)                      $-          $(122)
  Aircraft rent (2)                         3              1
  Other rent and landing fees (3)           -             (5)
  Depreciation and amortization (4)         -            (89)
                                            -            ---
                                            3           (215)
Other Income (Expense)
  Gains on sales of investments (5)         -            180
                                            -            ---
                                            -            180
                                            -            ---
Net amount reflected in Income
  Before Income Taxes                      $3          $ (35)
                                            =            ===

Provision (Credit) for Income Taxes (6)    $-          $(467)
                                            =            ===

(1) Includes a $115 million charge recognized in the fourth quarter of 1997 in accordance SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88). The charge relates to an early retirement program offered to 325 US Airways pilots. This program is expected to result in significant net long-term savings in both wages and benefits expenses. The remaining $7 million represents severance for employees displaced as a result of certain efficiency measures the Company announced in the second quarter of 1997 (see "Other Information" above).
(2) Aircraft rent credits recognized in conjunction with US Airways' disposal (1998) or subleasing (1997) of nonoperating BAe-146 aircraft. During 1994, US Airways accrued a substantial portion of the future rent obligations related to these aircraft (US Airways removed these aircraft from its operating fleet in
     1991).
(3) Accrual of future lease obligations at certain facilities abandoned as a result of the efficiency measures the Company announced in May 1997 (see also "Other Information" above).
(4) Charges result from an analysis performed in accordance with the provisions of SFAS 121. The 1997 charges include an $18 million impairment charge related to US Airways' retirement of 17 DC-9-30 aircraft as a result of the efficiency measures the Company announced in May 1997 and a $59 million impairment charge resulting from US Airways' late-September 1997 decision to retire certain DC-9-30 aircraft over the next several years. The remaining components of this charge relate to facilities abandoned as a result of the efficiency measures the Company announced in May 1997 (see also "Other Information" above).
(5) Resulted from USIM's sale of its investment in Apollo Travel Services Partnership and a sell-down of its interest in Galileo, both of which occurred in July 1997.
(6) As discussed under Provision (Credit) for Income Taxes below, US Airways recognized certain tax benefits totaling $467 million in the fourth quarter of 1997.

     Excluding nonrecurring and unusual items (see above), Personnel costs increased marginally as decreases in stock-based compensation, medical and dental expenses were more than offset by the effects of including Shuttle's personnel costs in the Company's 1998 financial results and higher training-related activity in 1998. The increased training-related activity stems from US Airways' integration of Airbus aircraft into its operating fleet (training for pilots, flight attendants and mechanics) and the implementation of several new information systems managed by Sabre (training for customer service and reservations employees). Personnel costs decreases resulting from employees who took positions with Sabre at the beginning of 1998 were mitigated by increases in employees in other employee classifications, most notably pilots (recalls from furlough). See also Other operating expenses below. Aviation fuel expenses decreased significantly due primarily to lower average fuel prices in 1998. Commissions expenses also decreased significantly reflecting the revised commission rate structure the Company established in September 1997. Aircraft rent expenses in 1997 were adversely affected by adjustments totaling $15 million recorded during 1997 related to US Airways' F28-4000 aircraft. In 1998, US Airways bought four previously-leased operating aircraft upon lease expiration. US Airways added six leased Airbus A319 aircraft to its operating fleet in December 1998 (see also "Strategic Objectives" above and "Liquidity and Capital Resources" below). Aircraft maintenance decreased $27 million or 5.9% if Shuttle's maintenance expenses are excluded. US Airways' maintenance expenses for 1997 were adversely affected by the timing of when certain expenses were recorded associated with "power-by-the-hour" maintenance service agreements. In addition, expenses stemming from unserviceable (scrap) maintenance materials, primarily related to JT8D jet engines, were $24 million higher in 1997. Depreciation and amortization expenses were relatively unchanged if nonrecurring and unusual items are excluded. Other operating expenses increased $208 million or 16.5% due primarily to expenses associated with US Airways' information services management contract with Sabre (see "Effects of the Year 2000" above for related information), amounts recorded during the second quarter of 1998 related to US Airways' settlement of litigation with Boeing (as discussed above under "Other Information") and expenses associated with purchases of capacity from Mesa. As a result of US Airways' information services agreement with Sabre, certain expenses categorized as Personnel costs and Depreciation and amortization in 1997 have been supplanted by expenses categorized as Other operating expenses (e.g., outside services).

Other Income (Expense)-Interest income was relatively unchanged year-over-year, but decreased 27.3% for the fourth quarter of 1998 compared to the fourth quarter of 1997 due to a decrease in cash equivalents and short-term investments. The decrease can be linked to the Company's common stock purchase activity and increased purchase deposits for new flight equipment (see "Liquidity and Capital Resources" below). Interest expense decreased as the result of lower average outstanding long-term debt. In 1998, besides normal principal repayments, US Airways retired early certain debt with principal amounts totaling $434 million. The decrease in Interest capitalized reflects US Airways' write-off of capitalized interest on equipment purchase deposits with Boeing in conjunction with the settlement of litigation between US Airways and Boeing (as discussed above under "Other Information") partially offset by capitalized interest on equipment purchase deposits for Airbus aircraft. The decrease in Equity in earnings of affiliates results from USIM discontinuing the equity method of accounting for certain investments in July 1997. In 1998, US Airways recognized gains in the Other, net category totaling $17 million related to asset dispositions. The comparable amount for 1997 was $18 million. In addition, US Airways incurred prepayment penalties of $15 million associated with the early extinguishment of its $300 million principal amount 10% Senior Notes in July 1998.

Provision (Credit) for Income Taxes-The Company's effective income tax rate for financial reporting purposes increased to approximately 40% for 1998 from approximately 17% for 1997 excluding income tax benefits of $467 million that the Company recognized during the fourth quarter of 1997. These income tax benefits, which are reflected in the line item, "Provision (Credit) for Income Taxes" on the Company's Consolidated Statements of Operations (which are included in Part II, Item 8A of this report), stem primarily from net operating losses and other tax credits generated in prior years. The Company recognized these income tax benefits for financial reporting purposes based on its expectations of future earnings levels and the fact that certain of these income tax benefits do not expire or would be realized in future periods irrespective of future earnings levels.

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

     US Airways' unit operating cost was relatively unchanged as the effects of a 2.8% decrease in capacity were offset by a decrease in the expense basis used for the calculation (nonrecurring and unusual items, which are discussed above, are excluded from unit operating cost calculations for comparability purposes). US Airways retired six DC-9-30 aircraft from its operating fleet in 1998 and added six A319 aircraft to its operating fleet in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company's Cash, Cash equivalents and Short-term investments totaled $870 million. The Company's ratio of current assets to current liabilities (current ratio) was 0.8 and 1.0 as of December 31, 1999 and 1998, respectively (the Company's Consolidated Balance Sheets are contained in Part II, Item 8A of this report). The decrease is principally attributable to the Company's common stock purchase activity and purchase deposits for flight equipment, both of which are discussed below. The Company's debt to equity ratio as of December 31, 1999 increased due primarily to the Company's stock purchase activity during 1999 (see below).

     For 1999, the Company's operating activities provided net cash of $603 million (as presented in the Company's Consolidated Statements of Cash Flows, which are contained in Part II, Item 8A of this report). For 1999, operating activities were adversely impacted by a $341 million decrease in net income. This was offset by a $176 million decrease in taxes paid. For 1998 and 1997, the Company's operating activities provided net cash of $1.3 billion and $870 million, respectively. Operating cash flows during 1997 were adversely affected by profit sharing payments totaling $129 million and the effects of remitting to the federal government ticket taxes totaling $180 million collected from passengers in 1996. The profit sharing payments the Company made to employees during the first quarter of 1997 ended the Company's obligation for profit sharing under its 1992 Salary Reduction Plan (the liability had been accrued in prior years). With the reinstatement of the ticket tax during March 1997, the Company resumed ticket tax remittances to the federal government (the effects of ticket taxes are discussed above in "Other Information"). The ticket tax was not in effect during the periods January 1, 1996-August 26, 1996 and January 1, 1997-March 6, 1997. Approximately 0.2 million and 3.9 million stock appreciation rights related to the Company's 1992 Stock Option Plan were exercised during 1998 and 1997, respectively, resulting in cash outflows of $8 million and $55 million during 1998 and 1997, respectively. This plan ceased as of August 1, 1998.

     US Airways contributed $76 million, $53 million and $113 million to its defined benefit plans in 1999, 1998 and 1997, respectively. In addition, US Airways made payments of $101 million and $100 million to Voluntary Employee Beneficiary Association (VEBA) trusts in December of


1999 and 1998, respectively. The contributions to the VEBA trusts are reflected as an operating use of cash in the Company's Consolidated Statements of Cash Flows. US Airways estimates that it will need to contribute $19 million to its defined benefit plans in 2000 in order to meet statutory minimum pension funding requirements.

     During December 1999, US Airways exercised the first tranche of its Sabre options. US Airways received cash proceeds of $81 million in January 2000. The proceeds are reflected as a component of Receivables, net on the Company's and US Airways' Consolidated Balance Sheets.

     The Company expects decreases in certain future operating cash outflows as US Airways replaces several older, diverse aircraft types with newer, more efficient aircraft, but may experience increases in certain other future operating cash outflows as the result of US Airways' growth plans, including costs associated with integrating new aircraft types into its operating fleet.

     For 1999, investing activities included cash outflows of $1.4 billion related to capital expenditures and cash inflows of $50 million related to asset dispositions. Capital expenditures included $1.2 billion for new aircraft (including purchase deposits), $41 million to purchase thirteen aircraft upon lease expiration, with the balance related to rotables, ground equipment (including training equipment) and miscellaneous assets. Asset dispositions includes the proceeds from US Airways' sale of 16 aircraft. During June 1999, US Airways received $307 million related to the disposition of its Galileo stock (see "Other Information" above). The net cash used for investing activities during 1999 was $1.1 billion.

     For 1998, investing activities included cash outflows of $642 million related to capital expenditures and cash inflows of $112 million related to asset dispositions. Capital expenditures included $274 million for new aircraft (including purchase deposits), $52 million to purchase four aircraft upon lease expiration, with the balance related to obtaining computer equipment and software (primarily related to US Airways' information services management agreement with Sabre), other ground equipment and miscellaneous assets. Asset dispositions include proceeds of $47 million from US Airways' sale of substantially all of its information systems and related assets to Sabre and proceeds of $38 million from US Airways' sale of 17 nonoperating aircraft. Restricted cash and investments increased $41 million due primarily to US Airways' return to using cash to collateralize letters of credit for workers' compensation policies (US Airways previously collateralized such policies with certain owned flight equipment). The net cash used for investing activities during 1998 was $292 million.

     Investing activities during 1997 included cash outflows of $280 million for capital expenditures and cash inflows of $85 million related to asset dispositions. Progress payments for new aircraft totaled $77 million for 1997. US Airways' cash outflows related to asset acquisitions included $126 million for aircraft and aircraft-related assets. US Airways purchased nine aircraft upon lease expiration during 1997, including four BAe-146 aircraft that were sold to third parties immediately following their purchase. Asset dispositions included cash inflows related to US Airways' sale of certain nonoperating aircraft. Investing activities during 1997 also included proceeds of $162 million that resulted from USIM's sale of its interest in ATS and proceeds of $62 million related to USIM's sell-down of its interest in Galileo. On December 30, 1997, the Company purchased Shuttle for $190 million. The net cash used for investing activities during 1997 was $372 million.

     Net cash provided by financing activities in 1999 was $145 million. This included proceeds of $758 million from the sale-leaseback of 23 A320-family aircraft. Included in the proceeds from issuance of long-term debt is $308 million of proceeds received upon the mortgage of ten A320-family aircraft and nine Dash-8 aircraft. Besides scheduled principal repayments of $70 million,


US Airways retired early certain long-term debt with a face amount of $47 million in 1999. In 1999, the Company purchased 18.1 million shares of Common Stock in open market transactions. The related cash outflows totaled $821 million. Since January of 1998, the Company has announced six stock purchase programs. Each program is authorized by the Company's Board of Directors and permits the Company to purchase either a certain number of shares or a cumulative dollar amount. The overall purpose of these programs is to increase shareholder value and to offset the potential share dilution of stock options given to certain employees. As of December 31, 1999, five of the programs were substantially completed. To date, the Company had not purchased any shares under the sixth program, which authorizes the purchase of up to $500 million of its common stock.

     Net cash used for financing activities in 1998 was $1.4 billion. This included proceeds of $189 million from the sale-leaseback of six A320-family aircraft. Besides scheduled principal repayments of $152 million, US Airways retired early certain long-term debt with a face amount of $434 million in 1998. On July 1, 1998, US Airways retired its 10% Senior Notes, which had a principal amount of $300 million. The transaction resulted in a cash outflow of $315 million, including prepayment penalties of $15 million. Annual interest payments associated with the debt obligations retired early totaled $38 million. US Airways also paid $75 million to retire the first series of its 1993 Pass-Through Certificates in August 1998. The retirement was according to the terms of the obligation (no prepayment penalties). In 1998, the Company purchased 17.9 million shares of Common Stock in open market transactions. The related cash outflows totaled $1.1 billion. On March 12, 1998, Berkshire Hathaway, Inc. exercised its right to convert the Company's Series H Preferred Stock into 9.2 million shares of the Company's Common Stock. The Company subsequently retired its Series H Preferred Stock. The Company had previously retired its Series F Preferred Stock (May 1997), its Series T Preferred Stock (May 1997), and its Series B Preferred Stock (September 1997). With the retirement of these preferred stock issuances, the Company had retired all of its preferred stock and eliminated annual dividends of approximately $79 million. See Notes 7 and 8(b) to the Company's Notes to Consolidated Financial Statements for additional information.

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

     Although the Company has significantly reduced its higher cost outstanding debt and preferred stock obligations over the last several years, the Company continues to be highly leveraged. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company's agreements to acquire new Airbus aircraft, accompanying jet engines and ancillary assets have increased the Company's financing needs and will significantly add to the Company's financial obligations. Eastern U.S. operations comprise a substantial portion of the route structure of the Company's airline subsidiaries. Although a competitive strength in some regards, the regional concentration of significant operations results in the Company being susceptible to changes in certain regional conditions that may adversely affect the Company's financial condition or results of operations. The combination of a high cost structure and the regional concentration of operations has also contributed to US Airways being particularly vulnerable to low-cost, low-fare competition. Adverse changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from lower-cost competitors or further increases in the cost of aviation fuel, could have a materially adverse effect on the Company's financial condition, results of operations and future prospects. The Company's financial condition and results of operations are also particularly susceptible to adverse changes in general economic and market conditions due to US Airways' high cost structure relative to its major competitors (see related discussion above under "Current Competitive Position").

     In December 1999, the Company entered into $500 million of senior secured credit facilities (Facilities) with a syndicate of financial institutions. The Facilities are structured as a $250 million, 364-day revolving loan facility and a $250 million, 3-year revolving loan facility. As of December 31, 1999, no borrowings under these Facilities were outstanding. Terms of the Facilities are described in Note 4 to the Company's Notes to Consolidated Financial Statements contained in Part II,
Item 8A of this report.

     In the fourth quarter of 1999, US Airways entered into an agreement with the Massachusetts Port Authority (MassPort) to guarantee the principal and interest payments in connection with $33 million of revenue bonds being issued by MassPort. The proceeds of the bonds will be used to finance the improvement and expansion of certain passenger terminal facilities for US Airways at Boston's Logan International Airport. US Airways expects to enter into similar transactions with municipalities in Philadelphia and Charlotte during 2000.

     The minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $2.22 billion in 2000, $1.29 billion in 2001, $457 million in 2002 and $424 million in 2003. If the Company takes delivery of all of the Airbus aircraft it currently has on firm order, the aggregate payments for aircraft and related expenditures in connection with the acquisition of the aircraft could approximate $4.8 billion. The Company estimates that non-aircraft capital expenditures for 2000 will total approximately $130 million. The Company expects to satisfy its short-term liquidity requirements through a combination of third-party financing, cash on hand and cash generated from operations. The Company expects to finance a substantial portion of the cost of new aircraft with a combination of enhanced equipment trust certificates or similar debt and/or leveraged leases. In the third quarter of 1999 and the fourth quarter of 1998, US Airways completed offerings of $468 million and $448 million, respectively, of pass through certificates. Simultaneously with these offerings, the Company completed private placement transactions totaling $122 million and $141 million, respectively. The proceeds of the 1998 financing were used to finance 23 A320-family aircraft that were delivered during the period October 1998 through July 1999. The proceeds of the 1999 financing, which have been partially used, are to finance 18 A320-family aircraft and two A330 aircraft that either have been delivered or are scheduled for delivery during the period August 1999 to April 2000. In the first quarter of 2000, US Airways completed a $282 million offering of pass through certificates. The proceeds of this financing will be used to partially finance five A330 aircraft with scheduled delivery dates from April 2000 to December 2000. After the completion of this offering, the Company has an unused portion of an outstanding shelf registration for the issuance of $750 million in public debt securities which it intends to utilize during 2000 for aircraft financings for aircraft with scheduled delivery dates in 2000. Furthermore, the Company intends to replenish its shelf registration to enable it to offer more public securities during 2000.

     Through December 31, 1999, US Airways has used cash to purchase all A320-family aircraft and completed leveraged lease transactions or secured loan transactions soon after delivery. US Airways has obtained commitments or letters of intent that will provide financing for at least 25% of the anticipated purchase price of its remaining firm-order Airbus aircraft. However, additional financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of firm-order aircraft commitments and for other aircraft-related expenditures. Other capital expenditures, such as for training simulators, rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

     On February 8, 2000, Standard & Poor's (S&P) downgraded its ratings on US Airways Group and US Airways citing "persistent weak operating performance and a very aggressive financial policy." The most noteworthy of the downgrades was to US Airways' senior secured debt which was downgraded from "B+" to "B." US Airways senior secured debt includes its enhanced equipment trust certificates which to date has served as the primary source of financing for its new Airbus aircraft. Moody's Investor Services (Moody's) also downgraded US Airways' senior secured debt ratings in October 1999. Credit ratings issued by agencies such as S&P and Moody's affect a company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

OUTLOOK FOR 2000

     The Company's ability to achieve its outlook for 2000 for capacity growth, results of operations and financial condition will be negatively affected by the impact associated with the 30-day cooling off period and a cessation of operations, if any, which may result from a failure to successfully resolve negotiations with the Company's Flight Attendants.
US Airways' capacity (as measured by ASMs) is expected to increase approximately 8 to 10% for full-year 2000 compared to full-year 1999. The year-over-year increase in capacity will be attributable to operating performance improvements, which will contribute approximately 3 percentage points of the expected increase, as well as 1.5 points resulting from larger aircraft replacing retiring smaller aircraft and an additional 2 points from growth in transatlantic operations. The remaining 1.5 to 3.5 percentage points increase will be due to growth in the core network and annualization of the MetroJet expansion that occurred during 1999. Departure completion factor is expected to rebound from 95.5% in 1999 to 98% in 2000. Unit revenues are expected to decline year-over-year.

     Despite higher fuel prices, which are expected to be approximately 40% over 1999 levels, and higher pay rates, unit cost for 2000 is expected to decline by 4% year-over-year. More specifically, the Company's growth is expected to allow it to become more productive and to spread overhead over a larger base. Commission expense is expected to decline by $78 million, driven by a decrease in average commission rate of 6.3% in 1999 to 4.9% in 2000. Information technology and communication costs are planned to be down $30 million or 9%, reflecting steady-state costs vs. the transition activities seen in 1999. Labor unit costs, despite the year-over-year increases in rates of pay are expected to improve by 3%, driven by improvements in productivity and better completion factors. Aircraft rent is expected to be up about 10%, as the Company plans to lease roughly 30% of its 2000 deliveries. Maintenance materials and repairs are planned to be flat with 1999. Other selling expenses are expected to climb by 11%, and depreciation and amortization should increase 5%, after adjusting for 1999's impairment charge. With regards to Other income (expense) items, aircraft financings are expected to drive interest expense up by 34%, while interest income is expected to fall approximately 20%.

     In the near term, the Company is expecting a loss for the first quarter of 2000. Even though the Company expects unit costs less fuel costs to be flat for the quarter, unit revenues will be under pressure due to the impact from uncertainties associated with the open contract with the flight attendants, the capacity imbalances in the route network and the lingering revenue impacts due to the passenger ill-will caused by the disappointing operational performance of the 1999 third quarter.


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

COMMODITY PRICE RISK

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company's airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's results of operations and financial condition. For 1999 and 1998, aviation fuel expenses represented 8.6% and 8.1%, respectively, of the Company's total operating expenses (as adjusted to exclude certain nonrecurring and unusual items). Based upon the Company's 1999 fuel consumption, a 10% increase in the average annual price per gallon of aircraft fuel would increase the Company's annual aviation fuel expenses by $73 million. See related information in Part I, Item 1 "Business: Aviation Fuel."

INTEREST RATE RISK

     Exposure to interest rate risk relates primarily to the Company's cash equivalents and short-term investments portfolios and long-term debt obligations.

     Considering the Company's average balance and typically short duration of cash equivalents and short-term investments during 1999, an assumed 10% decrease in the average interest earned on these financial instruments would not materially impact the Company's results of operations. The Company's short-term investment portfolio is considered "available-for-sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

     As of December 31, 1999, the Company had $88 million of variable-rate debt outstanding; assuming a 10% increase in average interest rates during 2000 as compared to 1999, interest expense would increase $1 million. Additional information regarding the Company's long-term debt obligations (dollars in millions):

                                            Expected Maturity Date              12/31/99
                                ----------------------------------------------    Fair
                                2000  2001  2002  2003  2004 Thereafter  Total   Value
                                ----  ----  ----  ----  ---- ----------  -----   -----
Fixed-rate debt	                $106  $240   $80   $188  $113   $1,394   $2,121  $2,000
  Weighted avg. interest rate    8.9%  9.4%  9.7%   9.7%  9.7%     9.5%
Variable-rate debt              $  4  $  5   $ 6   $  7	  $  8   $   58   $   88  $   81
  Weighted avg. interest rate    9.4%  9.4%  9.4%   9.4%  9.4%     9.4%



     The Company is highly leveraged and has entered into agreements to acquire up to 430 new aircraft and accompanying jet engines. These agreements increase the Company's financing needs and will significantly add to its financial obligations. The Company's efforts to reduce its exposure to interest rate risk have included the early retirement of certain long-term debt and other obligations and scheduled retirement of other debt obligations (see Notes 4, 7 and 8(b) to the Company's Notes to Consolidated Financial Statements for additional information).


EQUITY PRICE RISK

     As of December 31, 1999, US Airways held equity financial instruments in the form of stock options or depositary certificates for priceline.com Incorporated, Sabre Holdings Corporation, Netcentives Inc. and Equant N.V. As of December 31, 1999, the carrying values for these investments was not material. See Note 2(b) to the Company's Notes to Consolidated Financial Statements for information related to the fair value of these investments.

     The market risk associated with these equity financial instruments is the potential loss in fair value resulting from a decrease in the market price of the common stock.

FOREIGN CURRENCY EXCHANGE RATE RISK

     An aggregate of $28 million of future principal payments of the Company's long-term debt due in 2000 is payable in Japanese Yen, as discussed in Note 2(a) to the Company's Notes to Consolidated Financial Statements. This foreign currency exposure has been hedged to maturity by the Company's participation in foreign currency contracts.













                 (this space intentionally left blank)







ITEM 8A.  CONSOLIDATED FINANCIAL STATEMENTS FOR US AIRWAYS GROUP, INC.

                     INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP

McLean, VA
March 10, 2000 except as to Note 15, which is as of March 15, 2000









US Airways Group, Inc.
Consolidated Statements of Operations
Year Ended December 31,
------------------------------------------------------------------
(dollars in millions, except per share amounts)

                                      1999      1998      1997
                                      ----      ----      ----

Operating Revenues
  Passenger transportation         $ 7,685   $ 7,826   $ 7,712
  Cargo and freight                    149       168       181
  Other                                761       694       621
                                    ------    ------    ------
    Total Operating Revenues         8,595     8,688     8,514

Operating Expenses
  Personnel costs                    3,380     3,101     3,179
  Aviation fuel                        727       623       805
  Commissions                          484       519       595
  Aircraft rent                        466       440       475
  Other rent and landing fees          430       417       420
  Aircraft maintenance                 498       448       451
  Other selling expenses               379       372       372
  Depreciation and amortization        401       318       401
  Other                              1,694     1,436     1,232
                                    ------    ------    ------
    Total Operating Expenses         8,459     7,674     7,930
                                    ------    ------    ------
    Operating Income                   136     1,014       584

Other Income (Expense)
  Interest income                       66       111       108
  Interest expense                    (193)     (223)     (256)
  Interest capitalized                  38         3        13
  Gains on sales of investments        274         -       180
  Equity in earnings of affiliates       1         1        30
  Other, net                            23        (4)       13
                                    ------    ------    ------
    Other Income (Expense), Net        209      (112)       88
                                    ------    ------    ------
Income Before Income Taxes             345       902       672
  Provision (Credit) for
    Income Taxes                       148       364      (353)
                                    ------    ------    ------
Net Income                             197       538     1,025
  Preferred Dividend Requirement         -        (6)      (64)
                                    ------    ------    ------
Earnings Applicable to
  Common Stockholders              $   197   $   532   $   961
                                    ======    ======    ======

Earnings per Common Share
  Basic                            $  2.69   $  5.75   $ 12.32
  Diluted                          $  2.64   $  5.60   $  9.87

Shares Used for Computation (000)
  Basic                             73,316   92,413     78,054
  Diluted                           74,603   96,211    103,180



See accompanying Notes to Consolidated Financial Statements.




US Airways Group, Inc.
Consolidated Balance Sheets
December 31,
-----------------------------------------------------------------------
(dollars in millions, except per share amount)

                    ASSETS                      1999        1998
                                                ----        ----
Current Assets
  Cash                                       $    31     $    29
  Cash equivalents                               215         583
  Short-term investments                         624         598
  Receivables, net                               387         355
  Materials and supplies, net                    226         228
  Deferred income taxes                          348         347
  Prepaid expenses and other                     265         224
                                              ------      ------
    Total Current Assets                       2,096       2,364
Property and Equipment
  Flight equipment                             5,672       5,188
  Ground property and equipment                1,011         915
  Less accumulated depreciation
    and amortization                          (2,919)     (2,641)
                                              ------      ------
                                               3,764       3,462
  Purchase deposits for flight equipment         285         198
                                              ------      ------
    Total Property and Equipment               4,049       3,660
Other Assets
  Goodwill, net                                  569         593
  Other intangibles, net                         358         475
  Investment in marketable equity securities       -         301
  Other assets, net                              613         477
                                              ------      ------
    Total Other Assets                         1,540       1,846
                                              ------      ------
                                             $ 7,685     $ 7,870
                                              ======      ======

    LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt       $   116     $    71
  Accounts payable                               474         430
  Traffic balances payable and unused tickets    635         752
  Accrued aircraft rent                          236         166
  Accrued salaries, wages and vacation           341         329
  Other accrued expenses                         699         521
                                              ------      ------
    Total Current Liabilities                  2,501       2,269
Noncurrent Liabilities
  Long-term debt, net of current maturities    2,113       1,955
  Accrued aircraft rent                          279         332
  Deferred gains, net                            500         337
  Postretirement benefits other than pensions  1,323       1,240
  Employee benefit liabilities and other       1,086       1,144
                                              ------      ------
    Total Noncurrent Liabilities               5,301       5,008
Commitments and Contingencies
Stockholders' Equity (Deficit)
  Common stock, par value $1 per share,
    issued 101,172,000 shares and
    101,177,000 shares, respectively             101         101
  Paid-in capital                              2,268       2,283
  Retained earnings (deficit)                   (551)       (748)
  Common stock held in treasury,
    at cost, 34,920,000 shares and
    17,422,000 shares, respectively           (1,852)     (1,069)
  Deferred compensation                          (83)        (99)
  Accumulated other comprehensive income,
    net of income tax effect                       -         125
                                              ------      ------
    Total Stockholders' Equity (Deficit)        (117)        593
                                              ------      ------
                                             $ 7,685     $ 7,870
                                              ======      ======




See accompanying Notes to Consolidated Financial Statements.




US Airways Group, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,
------------------------------------------------------------------------
(in millions)

                                                  1999      1998    1997
                                                 -----     -----   -----
Cash flows from operating activities
 Net income                                     $  197    $  538  $1,025
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities
   Depreciation and amortization                   401       318     401
   Losses (gains) on dispositions of property       (5)      (17)    (16)
   Gains on sales of investments                  (274)        -    (180)
   Amortization of deferred gains and credits      (32)      (28)    (28)
   Other                                            52        72      35
   Changes in certain assets and liabilities
    Decrease (increase) in receivables              49       (55)     40
    Decrease (increase) in materials and supplies,
     prepaid expenses and pension assets           (42)     (154)     38
    Decrease (increase) in deferred income taxes   (44)      193    (454)
    Increase (decrease) in traffic balances
     payable and unused tickets                   (117)       45     (14)
    Increase (decrease) in accounts payable
     and accrued expenses                          335       272     (36)
   Increase (decrease) in postretirement
    benefits other than pensions, noncurrent        83        67      59
                                                 -----     -----   -----
      Net cash provided by (used for)
       operating activities                        603     1,251     870

Cash flows from investing activities
 Capital expenditures                           (1,448)     (642)   (280)
 Proceeds from sales of investments                307         -     224
 Proceeds from dispositions of property             50       112      85
 Decrease (increase) in short-term investments     (25)      275    (235)
 Decrease (increase) in restricted cash
  and investments                                  (19)      (41)     18
 Acquisition of Shuttle, Inc.                        -         -    (190)
 Other                                              21         4       6
                                                 -----     -----   -----
      Net cash provided by (used for)
       investing activities                     (1,114)     (292)   (372)

Cash flows from financing activities
 Proceeds from the sale-leaseback of aircraft      758       189       -
 Proceeds from issuance of long-term debt          320         -       -
 Principal payments on long-term debt             (117)     (556)    (88)
 Issuances of Common Stock                           -         8      39
 Purchases of Common Stock                        (821)   (1,081)      -
 Sales of treasury stock                             5         5       2
 Redemptions of preferred stock,
  including redemption premiums                      -         -    (127)
 Dividends paid on preferred stock                   -        (6)   (181)
                                                 -----     -----   -----
      Net cash provided by (used for)
       financing activities                        145    (1,441)   (355)
                                                 -----     -----   -----
Net increase (decrease)
 in Cash and Cash equivalents                     (366)     (482)    143
                                                 -----     -----   -----
Cash and Cash equivalents at beginning of year     612     1,094     951
                                                 -----     -----   -----
Cash and Cash equivalents at end of year        $  246    $  612  $1,094
                                                 =====     =====   =====

Noncash investing and financing activities
 Conversions of preferred stock
  into Common Stock                             $    -    $  358  $  497
 Net unrealized gain (loss) on
  available-for-sale securities                 $   (1)   $   73  $  104
 Reductions of purchase deposits for
  flight equipment                              $    -    $   61  $    -

 Acquisition of Shuttle, Inc.
  Fair value of assets acquired                 $    -    $    -  $  258
  Cash paid                                          -         -    (190)
                                                 -----     -----   -----
  Liabilities assumed                           $    -    $    -  $   68
                                                 =====     =====   =====

Supplemental Information
 Interest paid, net of amounts capitalized      $  176    $  233  $  246
 Income taxes paid                              $   58    $  234  $   95

See accompanying Notes to Consolidated Financial Statements.


US Airways Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
Three Years Ended December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
(dollars in millions, except per share amounts)

                                                                                            Accumulated other
                                                                                          comprehensive income,
                                                                                         net of income tax effect
                                                                                         ------------------------
                                                                                         Unrealized     Adjustment
                        Series B                    Retained     Common     Deferred       gain on     for minimum          Compre-
                        Preferred  Common  Paid-in  earnings   Stock held    compen-   available-for-    pension            hensive
                          Stock     Stock  capital  (deficit)  in treasury   sation   sale securities   liability    Total  income
                        ---------  ------  -------  ---------  -----------  --------  ---------------  -----------   -----  -------
Balance as of
  December 31, 1996        $ 213   $  64   $1,387   $(2,118)    $     -       $(95)       $   -           $(35)    $  (584)

Conversion of 4,257,000
  depositary shares         (213)     11      202         -           -          -            -              -           -

Conversion of 28,000
  shares of Series F
  Preferred Stock              -      14      262         -           -          -            -              -         276

Grant of 162,000 shares of
  non-vested stock             -       -        4         -           -         (4)           -              -           -

Reversion of 89,000 shares
  of previously-granted
  non-vested stock             -       -       (1)        -           -          1            -              -           -

Acquisition of 125,000
  shares of Common Stock
  from certain employees       -       -        -         -          (5)         -            -              -          (5)

Exercise of 2,119,000
  Options                      -       2       43         -           2          -            -              -          47

Dividends declared
  (preferred stock)
  Series H-$225.24 per share   -       -        -       (81)          -          -            -              -         (81)
  Series F-$1,137.00
  per share                    -       -        -       (34)          -          -            -              -         (34)
  Series T-$991.22 per share   -       -        -       (10)          -          -            -              -         (10)
  Series B-$13.49 per share    -       -        -       (56)          -          -            -              -         (56)

Redemption premiums on
  repurchases of Redeemable
  Cumulative Convertible
  Preferred Stock              -       -        -        (6)          -          -            -              -          (6)

Amortization of
  deferred compensation        -       -        -         -           -         18            -              -          18

Tax benefit from employee
  stock option exercises       -       -        9         -           -          -            -              -           9

Unrealized gain on
  available-for-sale
  securities                   -       -        -         -           -          -          104              -         104   $  104

Minimum pension liability
  change                       -       -        -         -           -          -            -             22          22       22

Net income                     -       -        -     1,025           -          -            -              -       1,025    1,025
                            ----    ----    -----    ------      ------        ---          ---            ---      ------    -----
   Total comprehensive income                                                                                                $1,151
                                                                                                                              =====
Balance as of
  December 31, 1997        $   -   $  91   $1,906   $(1,280)    $    (3)      $(80)        $104           $(13)    $   725

Purchase of 17,924,000
  shares of Common Stock       -       -        -         -      (1,099)         -            -              -      (1,099)

Conversion of 358,000
  shares of Series H
  Preferred Stock              -       9      349         -           -          -            -              -         358

Grant of 453,000 shares
  of non-vested stock
  and 2,300,000 stock
  options                      -       -       30         -          17        (47)           -              -           -

Reversion of 71,000
  shares of previously-
  granted non-vested stock     -       -       (2)        -           -          2            -              -           -


                                               (continued on following page)

US Airways Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
Three Years Ended December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
(dollars in millions, except per share amounts)

                                                                                              Accumulated other
                                                                                            comprehensive income,
                                                                                          net of income tax effect
                                                                                          ------------------------
                                                                                         Unrealized     Adjustment
                        Series B                    Retained     Common     Deferred       gain on     for minimum          Compre-
                        Preferred  Common  Paid-in  earnings   Stock held    compen-   available-for-    pension            hensive
                          Stock     Stock  capital  (deficit)  in treasury   sation   sale securities   liability    Total  income
                        ---------  ------  -------  ---------  -----------  --------  ---------------  -----------   -----  -------
Acquisition of 91,000
  shares of Common Stock
  from certain employees       -       -        -         -          (4)         -            -              -          (4)

Exercise of 704,000
  stock options                -       1        7         -           7          -            -              -          15

Reissuance of shares
  held in treasury for
  less than cost               -       -      (13)        -          13          -            -              -           -

Dividends paid-Series H
  Preferred Stock
  $18.50 per share             -       -        -        (6)          -          -            -              -          (6)

Amortization of deferred
  compensation                 -       -        -         -           -         26            -              -          26

Tax benefit related to
  employee stock option
  exercises                    -       -        6         -           -          -            -              -           6

Unrealized gain on
  available-for-sale
  securities                   -       -        -         -           -          -           73              -          73   $   73

Minimum pension liability
  change                       -       -        -         -           -          -            -            (39)        (39)     (39)

Net income                     -       -        -       538           -          -            -              -         538      538
                            ----    ----    -----    ------      ------        ---          ---            ---      ------    -----
   Total comprehensive income                                                                                                $  572
                                                                                                                              =====
Balance as of
  December 31, 1998        $   -   $ 101   $2,283   $  (748)    $(1,069)      $(99)        $177           $(52)     $  593


Purchase of 18,103,000
  shares of Common Stock       -       -        -         -        (817)         -            -              -        (817)

Grant of 387,000 shares
  of non-vested stock          -       -        -         -          14        (14)           -              -           -

Acquisition of 18,000
  shares of Common Stock
  from certain employees       -       -        -         -          (1)         -            -              -          (1)

Exercise of 234,000
  stock options                -       -        -         -           6          -            -              -           6

Reissuance of shares
  held in treasury for
  less than cost               -       -      (15)        -          15          -            -              -           -

Amortization of deferred
  compensation                 -       -        -         -           -         30            -              -          30

Unrealized loss on
  available-for-sale
  securities                   -       -        -         -           -          -           (1)             -          (1)  $  (1)

Reclassification of
  realized gain on sale
  of marketable equity
  securities                   -       -        -         -           -          -         (176)             -        (176)   (176)

Minimum pension liability
  change                       -       -        -         -           -          -            -             52          52      52

Net income                     -       -        -       197           -          -            -              -         197     197
                            ----    ----    -----     -----      ------        ---          ---            ---         ---     ---
   Total comprehensive income                                                                                                $  72
                                                                                                                               ===
Balance as of
  December 31, 1999        $   -   $ 101  $ 2,268   $  (551)    $(1,852)      $(83)        $  -           $  -     $  (117)
                            ====    ====    =====    ======      ======        ===          ===            ===       ======

See accompanying Notes to Consolidated Financial Statements.
                                                                  43


                          US AIRWAYS GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries. Principal subsidiaries include US Airways, Inc. (US Airways), Shuttle, Inc. (Shuttle), Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont), and PSA Airlines, Inc.
(PSA). All significant intercompany accounts and transactions have been eliminated. Certain 1998 and 1997 amounts have been reclassified to conform with 1999 classifications.

     US Airways is the Company's principal operating subsidiary and accounted for approximately 88% of the Company's operating revenues in 1999 on a consolidated basis. US Airways is a major United States (U.S.) air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 56 million passengers during 1999 and is currently the sixth largest domestic air carrier, as ranked by revenue passenger miles (RPMs). US Airways operates predominantly in the Eastern U.S. with major connecting hubs at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Baltimore/Washington International Airport, Boston's Logan International Airport, New York's LaGuardia Airport and Washington's Ronald Reagan Washington National Airport (Reagan National).

     Allegheny, Piedmont and PSA (which collectively enplaned approximately 7 million passengers in 1999) are regional air carriers that, along with five non-owned regional airline carriers with which the Company has marketing agreements form "US Airways Express." US Airways Express also has a majority of its operations in the Eastern U.S.

     On December 30, 1997, the Company purchased Shuttle for $190 million. Shuttle's assets included takeoff and landing rights at both LaGuardia and Reagan National airports. For accounting purposes the acquisition was treated as a purchase and, accordingly, Shuttle's results of operations for December 31, 1997 and for subsequent periods have been included in the Company's Consolidated Statements of Operations. In addition, Shuttle's assets and liabilities were re-valued at fair value as of the acquisition date and included in the Company's Consolidated Balance Sheets as of December 31, 1997. The purchase of Shuttle resulted in goodwill, as discussed in Note 1(f).

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

     US Airways has the highest unit operating costs among the major domestic air carriers. The growth and expansion of competitors with lower cost and fare structures in its markets has put considerable pressure on US Airways to reduce its operating costs in order to maintain its competitiveness. In addition, although a competitive strength in some regards, the concentration of significant operations in the Eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on the Company's results of operations and financial condition. In addition, the Company's agreements to acquire up to 430 new Airbus aircraft, accompanying jet engines and ancillary assets are expected to increase its financing needs and result in a significant increase in its financial obligations.

     Personnel costs represent the Company's largest expense category. As of December 31, 1999, the Company's various subsidiaries employed approximately 46,300 full-time equivalent employees. Approximately 41,800 (85%) of the Company's employees are covered by collective bargaining agreements with various unions or will be covered by collective bargaining agreements for which negotiations are in progress. During 1999, several contracts between US Airways and its larger employee groups were ratified. However, negotiations with US Airways flight attendant group and a few smaller employee groups remain open (See Note 15). The Company cannot predict the ultimate outcome of any of these negotiations or the timing of any new agreements.

     The operations of the Company's airline subsidiaries are largely dependent on the availability of aviation fuel. The availability and price of aviation fuel is largely determined by actions generally outside of the Company's control. The Company's airline subsidiaries have a diversified aviation fuel supplier network and sometimes use certain risk management techniques in order to help ensure aviation fuel availability and partially protect themselves from temporary aviation fuel price fluctuations.

     (c)  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investments purchased within three months of maturity are classified as Cash equivalents. Short-term investments consist primarily of certificates of deposit and commercial paper purchased with maturities greater than three months but less than one year.

     The Company classifies securities underlying its Cash equivalents and Short-term investments as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of Stockholders' Equity (Deficit) within Accumulated other comprehensive income, net of income tax effect.

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

     Depreciation and amortization expense for principal asset classifications is calculated on a straight-line basis to an estimated residual value. Depreciable lives are 11-30 years for operating flight equipment, 25-30 years for facilities and 3-10 years for other ground property and equipment.

The cost of property acquired under capital lease and improvements to leased assets are depreciated over the term of the lease on a straight-line basis. When property and equipment is sold or retired any gain or loss is recognized in the Other, net category of Other Income (Expense).

     The Company monitors the recoverability of the carrying value of its long-lived assets. Under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), the Company recognizes an "impairment charge" when the expected net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value.

     (f)  GOODWILL AND OTHER INTANGIBLES, NET

     Goodwill, the cost in excess of fair value of identified net assets acquired, is amortized as Depreciation and amortization on a straight-line basis over 40 years. The 1987 acquisitions of Pacific Southwest Airlines (Pacific Southwest) and Piedmont Aviation, Inc. (Piedmont Aviation) resulted in $629 million of goodwill. As of December 31, 1999 and 1998, accumulated amortization related to these acquisitions was $191 million and $176 million, respectively. Goodwill of $4 million resulting from an investment was written-off in 1999 due to the sale of Galileo stock. As of December 31, 1999 and 1998, goodwill resulting from the acquisition of Shuttle was $138 million and $140 million, respectively. As of December 31, 1999 and 1998 Shuttle's accumulated amortization was $7 million and $4 million, respectively (see also Note 1(a)).

     Other intangible assets consist mainly of purchased operating rights at various airports, capitalized software costs developed for internal use and the intangible asset associated with the underfunded amounts of certain pension plans. Operating rights and capitalized software costs are amortized on a straight-line basis as Depreciation and amortization expense over periods ranging from five to 25 years. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS 87). As of December 31, 1999 and 1998, accumulated amortization related to other intangible assets was $217 million and $169 million, respectively.

     The Company periodically evaluates the period of amortization of its goodwill and intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. This analysis is performed separately for the goodwill which resulted from each acquisition and for the other intangibles. Based on the most recent analyses, the Company believes that goodwill and other intangible assets were not impaired as of December 31, 1999.

     (g)  INVESTMENT IN MARKETABLE EQUITY SECURITIES

     US Airways Investment Management Company, Inc.'s (USIM, formerly USAM Corp.), a wholly-owned subsidiary of US Airways, investment in Galileo International, Inc. (Galileo) was classified as "available-for-sale" under SFAS 115 and recorded at fair value as of December 31, 1998.

     (h)  OTHER ASSETS, NET

     Other assets, net consist primarily of noncurrent pension assets, restricted cash and investments and unamortized debt issuance. Restricted cash are deposits in trust accounts primarily to collateralize letters of credit and workers' compensation policies.

     (i)  FREQUENT TRAVELER PROGRAM

     US Airways accrues the estimated incremental cost of travel awards earned by participants in its "Dividend Miles" frequent traveler program when the requisite mileage award levels are achieved. US Airways also sells mileage credits to participating partners in Dividend Miles and recognizes the resulting revenues as Other operating revenues when the credits are sold.

     In 1998, US Airways and American Airlines, Inc. (American) announced a marketing relationship that gives customers combined access to both companies' frequent traveler programs. Under the program, members who belong to US Airways' Dividend Miles and American's AAdvantage are able to claim awards for airline travel on both airlines and to combine miles when claiming travel awards on either airline. Each airline compensates the other when relieved of an obligation to provide a travel award. US Airways records its obligation to American as a component of Other operating expenses.

     US Airways is party to several other agreements that enable US Airways' and other airlines' customers to earn and redeem travel awards on each other's frequent traveler program. Increasingly, such agreements require financial settlement for such activity. US Airways records cash inflows from these arrangements as a component of Other operating revenues and cash outflows from these arrangements as a component of Other operating expenses.

     In December 1999, the United States Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance concerning the timing of revenue recognition and related matters. As a result, the Company will implement SAB 101 effective January 1, 2000 and will change its method of revenue recognition for the sale of mileage credits.

     The portion of proceeds from sales of Dividend Miles that represents the Company's obligation to provide future travel to Dividend Miles members will be deferred and recognized as a component of Passenger transportation revenues when the service is rendered. The remaining portion of the sales proceeds will continue to be recognized immediately as a component of Other operating revenues.

     The Company will recognize a cumulative effect of adopting SAB 101 as a change in accounting principle as of January 1, 2000. The cumulative effect of accounting change, net of applicable income taxes, is estimated to be $103 million. The charge represents the difference between the Retained earnings (deficit) balance as of December 31, 1999, presented in the accompanying Consolidated Balance Sheets, and what that balance would have been had the Company applied SAB 101 for all previous periods.

     (j)  DEFERRED GAINS, NET

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense. Gains related to the exercise of Sabre Inc. (Sabre) options are deferred and amortized over contractually determined periods as a reduction to other operating expenses. See Note 2 for additional information concerning the Sabre options.

     (k)  PASSENGER TRANSPORTATION REVENUES

     Revenue is recognized when the transportation service is rendered. Passenger ticket sales are recorded as a liability (Traffic balances payable and unused tickets) and subsequently relieved either through carriage of the passenger, refund to the passenger or billing from another air carrier which provided the service. Periodic evaluations of the liability result in adjustments which are recognized as a component of passenger transportation revenues.

     (l)  STOCK-BASED COMPENSATION

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations to account for awards of stock-based compensation granted to employees.

     (m)  OTHER SELLING EXPENSES

     Other selling expenses include credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses for 1999, 1998 and 1997 were $41 million, $36 million and $46 million, respectively (such costs are expensed when incurred).

     (n)  EARNINGS PER COMMON SHARE

     Earnings per Common Share (EPS) is presented on both a basic and diluted basis in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts) for the years ended December 31, 1999, 1998 and 1997.

                                                       1999    1998    1997
                                                       ----    ----    ----

Earnings applicable to common stockholders:
Earnings applicable to common stockholders (basic)	    $197    $532  $  961
Preferred dividend requirement                            -       6      58
                                                        ---     ---   -----
Earnings applicable to common stockholders (diluted)   $197    $538  $1,019
                                                        ===     ===   =====
Common shares:
Weighted average common shares outstanding (basic)       73      92      78
Incremental shares related to outstanding stock options   2       2       2
Incremental shares related to convertible preferred
  stock issuances                                         -       2      23
                                                        ---     ---    ----
Weighted average common shares outstanding   (diluted)	  75      96     103
                                                        ===     ===   =====

EPS-Basic                                             $2.69   $5.75  $12.32
EPS-Diluted                                           $2.64   $5.60   $9.87

Note: EPS amounts may not recalculate due to rounding.

2.  FINANCIAL INSTRUMENTS

     (a)  TERMS OF CERTAIN FINANCIAL INSTRUMENTS

     On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (SHC Stock Options) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of Sabre Holdings Corporation (SHC Common Stock), Sabre's parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. The related deferred gain is amortized on a straight-line basis over a contractually determined period ending December 2012. Stock options in the second tranche have an exercise price of $27 and are exercisable during a ten-year period beginning January 2, 2003, but are subject to a $127 per share cap on the fair market value of the underlying common stock. Under certain circumstances, and under certain conditions, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving SHC Common Stock.

     Periodically, the Company uses risk management strategies to reduce its exposure to certain market uncertainties such as increased fuel prices and foreign currency exposure. US Airways periodically reviews the financial condition of each counterparty to these financial contracts and believes that the potential for default by any of the current counterparties is negligible.

     US Airways may participate in arrangements designed to reduce its exposure to significant increases in the price of aviation fuel. These arrangements have the net effect of increasing or decreasing US Airways' aviation fuel expense in the period in which they are settled. While
US Airways was not a participant in fuel swap contracts as of December 31, 1999 or 1998, US Airways previously entered into fuel swap contracts that resulted in US Airways receiving or making payments based on the difference between a fixed price and a variable price per notional gallon for specified petroleum products. The total notional gallons under these contracts, all of which were settled during 1998, were approximately 47 million as of December 31, 1997 (US Airways entered into contracts prior to December 31, 1997 which effectively closed certain hedging arrangements covering approximately 17 million gallons). For contracts open as of December 31, 1997, US Airways paid fixed prices ranging from $0.496 to $0.600 per notional gallon and received a variable price per gallon based on market prices.

     An aggregate of $28 million of future principal payments of US Airways' long-term debt due in 2000 is payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by US Airways' participation in foreign currency contracts. Net settlements are recorded as adjustments to Interest expense.

     (b)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the provisions of SFAS 115, the fair values for US Airways' short-term and marketable equity security investments are determined based upon quoted market prices. Restricted cash is carried at cost which approximates fair value. At December 31, 1999 and 1998, US Airways' long-term investments represent an interest in Netcentives Inc. (Netcentives), an interest in priceline.com Incorporated (Priceline), an interest in Equant N.V. (Equant) and ownership interests in privately held companies which have no readily determinable market values. The Company estimated the fair values of its note receivable and long-term debt by discounting expected future cash flows using current rates offered to the Company for notes receivable and debt with similar maturities. The estimated fair value of the SHC Stock Options was calculated using the Black-Scholes stock option pricing model and is presented in the table below in accordance with Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative

Financial Instruments and Fair Value of Financial Instruments" (SFAS 119). These financial instruments are classified as held for "purposes other than trading" under SFAS 119 due primarily to certain restrictions, including limitations on US Airways' ability to exercise or sell these stock options. The fair values of foreign currency contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

     In September 1999, US Airways entered into an agreement with Netcentives which sets forth the terms and conditions under which Dividend Miles from US Airways' frequent traveler program may be sold utilizing Netcentives' internet-based electronic commerce system. In connection with the agreement, US Airways received a warrant to purchase up to 100,000 shares of Netcentives' common stock for $11 per share in October 1999, subject to adjustment in certain circumstances. The warrant became exercisable as to 60% of the total number of shares in October 1999, and an additional 20% of the total number of shares will become exercisable at the end of each anniversary thereafter, subject to an exclusivity arrangement with Netcentives. The warrant is not considered marketable under the provisions of SFAS 115. The warrant, and the shares issuable when the warrant is exercised, are not registered under the Securities Act of 1933. The estimated fair value of the warrant was $6 million as of December 31, 1999 and was calculated using the Black-Scholes stock option pricing model.

     In November 1999, US Airways entered into an agreement with Priceline which sets forth the terms and conditions under which ticket inventory provided by US Airways may be sold utilizing Priceline's internet-based electronic commerce system. In connection with the agreement, US Airways received warrants to purchase up to 1.5 million shares of Priceline's common stock for $52.625 per share, subject to adjustment in certain circumstances. The warrants may become exercisable in phases if certain performance thresholds are met. To the extent the performance thresholds are not met, the warrants will become exercisable on November 17, 2004 for a period of six months. The warrants are not considered marketable under the provisions of SFAS 115. These warrants, and the shares issuable when the warrants are exercised, are not registered under the Securities Act of 1933. US Airways has certain registration rights relating to the shares. The fair value of these warrants was $18 million as of December 31, 1999 and was determined using valuations obtained from third parties.

     US Airways is a member of the SITA Foundation (SITA), the principal asset of which is its equity interest in Equant, an international data network service company. In February and December 1999, SITA sold a portion of its interest in Equant in secondary public offerings and distributed the pro rata proceeds to certain of its members (including US Airways) that elected to participate in the offerings. US Airways sold approximately 58% of its ownership in Equant and recorded pre-tax gains of $17 million. As of December 31, 1999, US Airways held depository certificates that may become convertible into approximately 164,000 shares of Equant. These certificates are not considered marketable under the provisions of SFAS 115. The estimated fair value of these depository certificates was $18 million and $26 million as of December 31, 1999 and 1998, respectively, and was based upon the publicly-traded market value of Equant common stock. The carrying amount (cost basis) of US Airways' investment in these depository certificates as of December 31, 1999 and 1998 was de minimis.

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):



                                                                        December 31,
                                                        -------------------------------------------
                                                               1999                   1998
                                                        --------------------   --------------------
                                                        Carrying  Estimated    Carrying  Estimated
                                                         Amount   Fair Value    Amount   Fair Value
                                                        --------  ----------   --------  ----------
Short-term investments (1)                              $  624    $  624        $  598     $  598
Investment in marketable equity securities (1)               -         -           301        301
Restricted cash and long-term investments                  130       154           113        140
Note receivable (2)                                         23        23            27         27
SHC Stock Options                                            -        76             -        119
Long-term debt (excludes capital lease obligations)     (2,209)   (2,081)       (1,999)    (2,244)
Foreign currency contracts:
  In a net receivable (payable) position                     -         1             -         (1)

(1) Classified as "available-for-sale" in accordance with SFAS 115. See also Notes 1(c) and 1(g).
(2) Current carrying amount included in Other assets, net on the Company's Consolidated Balance
Sheets, except for the current portion of the note receivable ($5 million) which is included in
Receivables, net.

</TABLE

3.  INCOME TAXES

     The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes" (SFAS 109). The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

     During 1997, the Company determined that it was appropriate to significantly reduce the valuation allowance applicable to its deferred tax assets. The Company believed, based on prior earnings and future earnings projections, that it was more likely than not that the Company would be able to utilize tax benefits accumulated through December 31, 1997 in future periods. Accordingly, as of December 31, 1997, the valuation allowance was decreased by $642 million, resulting in a net deferred tax asset and an income tax credit for 1997.

     The components of the Company's provision (credit) for income taxes are as follows (in millions):
                                                   1999     1998     1997
                                                   ----     ----     ----

Current provision:
  Federal                                          $165     $155     $101
  State                                              27       16        7
                                                    ---      ---      ---
    Total current                                   192      171      108
                                                    ---      ---      ---
Deferred provision:
  Federal                                           (27)     166     (406)
  State                                             (17)      27      (55)
                                                    ---      ---     ----
    Total deferred                                  (44)     193     (461)
                                                    ---      ---     ----
Provision (credit) for income taxes	               $148     $364    $(353)
                                                    ===      ===     ====

     In 1999, the Company was subject to federal regular income tax.
Approximately $173 million in federal alternative minimum tax (AMT) credits were utilized to reduce the federal current tax liability. In addition, approximately $189 million in state net operating loss carryforwards were utilized to reduce the state current tax liability.

     A reconciliation of taxes computed at the statutory federal tax rate on earnings before income taxes to the provision (credit) for income taxes is provided below (in millions):

                                                   1999    1998     1997
                                                   ----    ----     ----
Tax provision computed at federal statutory rate   $121    $316    $ 235
Book expenses not deductible for tax purposes        21      19       17
State income tax provision (credit), net of
  federal tax benefit                                   7      28     (31)
Reduction of federal valuation allowance                -       -    (569)
Other                                                  (1)      1      (5)
                                                      ---     ---    ----
Provision (credit) for income taxes	                  $148    $364   $(353)
                                                      ===     ===    ====
Effective tax rate                                     43%     40%    (52)%
                                                      ===     ===    ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 1998 (in millions):

                                                        1999         1998
                                                        ----         ----
Deferred tax assets:
  Leasing transactions                                $  160       $  172
  Gain on sale and leaseback transactions                158          137
  Employee benefits                                      825          709
  Alternative minimum tax credit carryforwards             2          157
  Other deferred tax assets                              171          125
  Valuation allowance                                     (2)          (2)
                                                       -----        -----
    Net deferred tax assets                            1,314        1,298
                                                       -----        -----
Deferred tax liabilities:
  Depreciation and amortization                          957          969
  Other deferred tax liabilities                          34           50
                                                       -----        -----
    Total deferred tax liabilities                       991        1,019
                                                       -----        -----
    Net deferred tax assets                              323          279
    Less:  current deferred tax assets                  (348)        (347)
                                                       -----        -----
    Noncurrent deferred tax liabilities               $  (25)      $  (68)
                                                       =====        =====
     The noncurrent net deferred tax liabilities are included in Employee benefits liabilities and other in the Company's Consolidated Balance
Sheets.

     Included in the employee deferred tax assets at December 31, 1999 and 1998, among other items, are $548 and $482 million, respectively, related to obligations of postretirement medical benefits and $2 million of alternative minimum tax credits, which do not expire. During 1998, the Company increased deferred tax assets and reduced goodwill by $2 million to adjust Shuttle's deferred tax assets acquired on December 30, 1997. The
Company had state net operating loss carryforwards of $154 million as of December 31, 1999 which primarily expire from 2006 to 2011. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.
The Company determined it had undergone such an ownership change in 1998 that did not impact the utilization of federal tax attributes during 1998 or 1999. The federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

     The Company believes that a significant portion of the deferred tax assets will be realized through projected taxable income and reversals of existing taxable temporary differences. The deferred tax assets and liabilities disclosed above exclude tax assets and liabilities which arise as a result of including certain transactions in the equity section of the balance sheet, net of tax. These tax attributes include a noncurrent deferred tax liability of $95 million as of December 31, 1998, for unrealized gains on available-for-sale investments pursuant to SFAS 115 and a noncurrent deferred tax asset of $33 million as of December 31, 1998, relating to the equity adjustment for the minimum pension liability for US Airways' defined benefit plans.

     The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards for the last three years
(in millions):

                                         1999    1998      1997
                                         ----    ----      ----
Pretax book income                     $  345    $902    $  672
Taxable income                         $1,037    $854    $1,053

     The reasons for significant differences between taxable income and pretax book income in 1999 and 1997 primarily relate to employee pension and postretirement benefit costs, employee related accruals, leasing transactions, gains on sale-leaseback transactions, investment gains and certain aircraft impairment charges.

4.  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS

    Details of long-term debt are as follows (in millions):
                                                            December 31,
                                                         ------------------
                                                          1999       1998
                                                          ----       ----
Senior Debt:
  9 5/8% Senior Notes due 2001	                         $  175     $  175
  6.8% to 11.7% Equipment Financing Agreements,
    Installments due 2000 to 2019                        1,993      1,795
  8.6% Airport Facility Revenue Bond due 2022	              28         28
  Other                                                     13          1
                                                         -----      -----
                                                         2,209      1,999
Capital Lease Obligations	                                  20         27
                                                         -----      -----
  Total                                                  2,229      2,026
Less Current Maturities                                   (116)       (71)
                                                         -----      -----
                                                        $2,113     $1,955
                                                         =====      =====
     Maturities of long-term debt and debt under capital leases for the next five years (in millions):

                       2000          $  116
                       2001             248
                       2002              90
                       2003             199
                       2004             125
                 Thereafter           1,451
                                      -----
                                     $2,229
                                      =====

     Interest rates on $88 million principal amount of long-term debt as of December 31, 1999 are subject to adjustment to reflect prime rate and other rate changes.

     In 1999, the Company retired early certain long-term debt with a principal amount of $47 million.

     On December 10, 1999, the Company entered into $500 million senior secured credit facilities (Facilities) with a syndicate of financial institutions. The Facilities are structured as a $250 million, 364-day revolving loan facility, renewable annually for each of the next two years, and a $250 million, 3-year revolving loan facility, both with associated annual commitment fees of approximately 0.625%. The Facilities are collateralized by a group of aircraft and slots. The Company has the right to prepay any loans or terminate the commitment, in whole or in part, at any time without premium or penalty. There were no outstanding borrowings under this agreement as of December 31, 1999 (See Note 15). The anticipated effective interest rate for borrowing against the Facilities would be a floating rate based on the London Interbank Offered Rate
(LIBOR). Both the effective interest rate and the annual commitment fees are based on the Company's ratings by Moody's and Standard & Poor's.

     Equipment financings totaling $2.0 billion and the Facilities were collateralized by aircraft, engines and slots with a net book value of approximately $2.6 billion as of December 31, 1999.

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

     The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of September 30, 1999 and 1998 (except for subsidiaries other than US Airways which are as of December 31, 1999 and 1998), in addition to the amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 1999 and 1998, respectively (in millions):


                                                                                         Other
                                                              Defined Benefit         Postretirement
                                                             Pension Plans (1)           Benefits
                                                             -----------------        --------------

                                                             1999         1998        1999     1998
                                                             ----         ----        ----     ----
Fair value of plan assets at the beginning of the period  $ 3,237      $ 3,154     $     -   $    -
  Actual return on plan assets                                463          254           1        -
  Employer contributions                                       95           39          37       31
  Plan participants' contributions                              -            -           3        2
  Gross benefits paid (2)                                    (276)        (210)        (30)     (33)
                                                           ------       ------      ------   ------
Fair value of plan assets at the end of the period          3,519        3,237          11        -
                                                           ------       ------      ------   ------

Benefit obligation at the beginning of the period           4,674        3,912       1,229    1,018
  Service cost                                                184          144          43       37
  Interest cost                                               323          296          85       77
  Plan participants' contributions                              -            -           3        2
  Plan amendments (3)                                          38            -           -        -
  Actuarial (gain) loss                                      (702)         531        (144)     128
  Settlements                                                   -            1           -        -
  Gross benefits paid (2)                                    (276)        (210)        (30)     (33)
                                                           ------       ------      ------   ------
Benefit obligation at the end of the period                 4,241        4,674       1,186    1,229
                                                           ------       ------      ------   ------

Funded status of the plan	                                   (722)      (1,437)     (1,175)  (1,229)
  Unrecognized actuarial (gain) loss                          129        1,018         (78)      66
  Unrecognized prior service cost                             123           91        (105)    (117)
  Unrecognized transition obligation                          (15)         (20)          -        -
  Contributions for October to December                         4           21           4       27
                                                           ------       ------      ------   ------
Net liability recognized in the Company's
  Consolidated Balance Sheets                             $  (481)     $  (327)    $(1,354) $(1,253)
                                                           ======       ======      ======   ======

     Components of the amounts recognized in the Company's Consolidated Balance Sheets:

                                                                                         Other
                                                             Defined Benefit         Postretirement
                                                            Pension Plans (1)           Benefits
                                                            -----------------        --------------
                                                            1999         1998        1999      1998
                                                            ----         ----        ----      ----
Prepaid benefit cost	                                     $  409       $  310     $     -   $     -
Accrued benefit cost	                                       (890)        (637)     (1,354)   (1,253)
Adjustment for minimum pension liability	                     (2)        (180)          -         -
Intangible asset                                               2           95           -         -
Accumulated other comprehensive income                         -           85           -         -
                                                           -----        -----      ------    ------
Net liability recognized in the Company's
  Consolidated Balance Sheets                             $ (481)      $ (327)    $(1,354)  $(1,253)
                                                           =====        =====      ======    ======

(1) For plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligations and plan assets were $172 million and zero, respectively, as of September 30, 1999, and $3,640 million and $3,179 million, respectively, as of September
    30, 1998 (except for subsidiaries other than US Airways which are as of December 31, 1999 and
    1998, respectively).
(2) Gross benefits paid in 1999 and 1998 include lump sum payments for pilots made pursuant to a special termination benefits charge of $115 million recorded in 1997 in accordance with Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements
    and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).
(3) In October 1999, the Company amended the Pension Plan for Employees of US Airways, Inc. Who
    are Represented by the International Association of Machinists and Aerospace Workers to
    reflect certain benefit level increases ratified under the new labor contract for employees covered under this plan.  In addition, the US Airways, Inc.  Supplementary
    Retirement Benefit Plan was amended during 1999 to reflect changes in certain executive retirement agreements.
</TABLE

     The following table presents the weighted average assumptions used to determine the actuarial present value of Pension Benefits and Other
Postretirement Benefits:

                                                                 Other
                                     Defined Benefit         Postretirement
                                      Pension Plans             Benefits
                                     ----------------        --------------
                                     1999        1998        1999      1998
                                     ----        ----        ----      ----
Discount rate                        7.8%        6.8%        7.8%      6.8%
Expected return on plan assets	      9.5%        9.5%        5.0%        NA
Rate of compensation increase        3.3%        3.3%        4.6%      4.6%

     The assumed health care cost trend rate is 6% in 2000, 5% in 2001 and 4.8% in 2002 and thereafter. The assumed health care cost trend rate has a significant effect on amounts reported for retiree health care plans. A 1% change in the health care cost trend would have the following effects on Other Postretirement Benefits as of September 30, 1999 (except for subsidiaries other than US Airways which are as of December 31, 1999; in millions):

                                                1% Increase    1% Decrease
                                                -----------    -----------
Effect on total service and interest costs         $ 16           $ (14)
Effect on postretirement benefit obligation        $126           $(117)

     Total periodic cost for Pension Benefits and Other Postretirement
Benefits (in millions):

                                                           Other
                                 Defined Benefit       Postretirement
                                  Pension Plans           Benefits
                                 ------------------    ----------------
                                 1999   1998   1997    1999  1998  1997
                                 ----   ----   ----    ----  ----  ----
Service cost                    $ 184  $ 144  $ 131    $ 43  $ 37  $ 35
Interest cost                     323    296    259      85    77    71
Expected return on plan assets   (308)  (279)  (237)     (1)    -     -
Amortization of:
  Transition asset                 (5)    (5)    (5)      -     -     -
  Prior service cost                7      4      6     (12)  (12)  (12)
  Actuarial (gain) / loss          32     17     17       1    (1)   (4)
                                 ----   ----   ----     ---   ---   ---
Net periodic cost                 233    177    171     116   101    90
Settlements                         -      1      -       -     -     -
Special termination benefits        -      -    115       -     -     -
                                 ----   ----   ----     ---   ---   ---
Total periodic cost             $ 233  $ 178  $ 286    $116  $101  $ 90
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

     (b)  DEFINED CONTRIBUTION PENSION PLANS

     The Company sponsors several defined contribution pension plans for certain employees. The Company's contributions to these plans are based on various percentages of the employee's compensation. Expenses related to these plans, excluding expenses related to the US Airways Employee Stock Ownership
Plan (ESOP) and any profit sharing contributions, were approximately $65 million, $40 million and $59 million for the years 1999, 1998 and 1997, respectively. Expenses for 1998 include a $17 million credit related to a favorable legal settlement regarding employer matching contributions. See
Notes 5(d) and 5(e) for information related to the Company's ESOP and profit sharing contributions.

     (c)  POSTEMPLOYMENT BENEFITS

     The Company provides certain postemployment benefits to its employees.
Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

     (d)  EMPLOYEE STOCK OWNERSHIP PLAN

     In August 1989, US Airways established an ESOP. US Airways Group sold
2,200,000 shares of its common stock to an Employee Stock Ownership Trust
(the Trust) to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111 million for its purchase of shares and US
Airways contributed an additional $2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since the Company did not pay dividends on any shares held by the Trust for the years ended December 31, 1999, 1998 and 1997, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 5(e) regarding the profit sharing component of US Airways' ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $19 million, $27 million and $11 million in 1999, 1998 and 1997, respectively. The interest portion of these contributions were $8 million, $10 million and $10 million in 1999, 1998 and 1997, respectively.
Approximately 1,018,000 shares of US Airways Group common stock have been released or committed to be released as of December 31, 1999. US Airways recognized compensation expense related to the ESOP of $4 million, $8 million and $11 million in 1999, 1998 and 1997, respectively, based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $61 million, $65 million and $72 million as of December 31, 1999, 1998 and 1997, respectively.

     See Note 1(l) with respect to the Company's accounting policies for stock-based compensation.

     (e)  PROFIT SHARING PLANS

     In exchange for temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits concessions and the freeze of the defined benefit plan for certain non-contract employees, certain US Airways employees participated in a profit sharing program and were granted stock options to purchase US Airways Group common stock (see related discussion under Note 8(e)). This profit sharing program was designed to recompense those US Airways employees whose pay was reduced in an amount equal to (i) two times salary foregone plus (ii) one time salary foregone (subject to a minimum of $1,000) for the freeze of the defined benefit pension plan for certain non-contract employees. US Airways recognized charges of $214 million and made cash distributions to participants of $214 million under this program. After a first quarter 1997 payment of $129 million, US Airways' obligations under this profit sharing program were satisfied and this program ceased.

     US Airways' ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives shares of US Airways Group common stock based on his or her compensation relative to the total compensation of all participants and the number of shares of US Airways Group common stock in the allocation pool.
When US Airways Group's return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of shares of US Airways Group common stock in the allocation pool
(see Note 5(d)). US Airways did not make any provision for profit sharing contributions in connection with the profit sharing component of the ESOP during 1999. US Airways' ESOP-related expenses included $4 million and $7 million in 1998 and 1997, respectively, related to this profit sharing program. Under the DCRP, US Airways makes additional contributions to participant accounts when US Airways Group achieves certain prescribed pre-tax margin levels. US Airways' payments relating to 1998 and 1997 were $29 million and $24 million, respectively, for the profit sharing component of the DCRP.

6.  COMMITMENTS AND CONTINGENCIES

     (a)  COMMITMENTS TO PURCHASE FLIGHT EQUIPMENT

     As of December 31, 1999, the Company had 114 A320-Family aircraft on firm order, 196 aircraft subject to reconfirmation prior to scheduled delivery and options for 50 additional aircraft. With respect to the firm-order aircraft, 50 are expected to be delivered in 2000 and the remaining are expected to be delivered in the years 2001 through 2003. The Company also entered into an agreement with CFM International, Inc. (CFMI) for jet engines to power the A320-family aircraft. As part of its agreement with CFMI, GE
Engine Services, Inc. will maintain these engines under a long-term renewable agreement.

     In July 1998, the Company reached an agreement with Airbus for the purchase of up to 30 widebody A330-300 aircraft. The agreement includes ten firm aircraft orders, four aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional aircraft. Of the ten firm-order A330-300 aircraft, seven are scheduled for delivery in the year 2000.
The Company can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first ten aircraft. In October 1998, the Company reached an agreement with Pratt & Whitney for jet engines to power these aircraft and to provide long-term maintenance for the engines.

     The minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $2.22 billion in 2000, $1.29 billion in 2001, $457 million in 2002 and $424 million in 2003.

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

     The following amounts related to capital leases are included in property and equipment (in millions):
                                       December 31,
                                      -------------
                                      1999     1998
                                      ----     ----
Flight equipment                      $ 63     $ 82
Less accumulated amortization          (46)     (60)
                                       ---      ---
                                      $ 17     $ 22
                                       ===      ===

     As of December 31, 1999, obligations under capital and noncancelable operating leases for future minimum lease payments (in millions):

                                                Capital Operating
                                                 Leases   Leases
                                                ------- ---------
2000                                              $ 7    $  806
2001                                                5       825
2002                                                5       754
2003                                                5       738
2004                                                4       715
Thereafter	                                         -     5,569
                                                   --     -----
  Total minimum lease payments                     26     9,407
  Less sublease rental receipts                     -       (23)
                                                          -----
  Total minimum operating lease payments                 $9,384
                                                          =====
  Less amount representing interest                (6)
                                                   --
  Present value of future minimum capital
    lease payments                                 20
  Less current obligations under capital leases    (5)
                                                   --
  Long-term obligations under capital leases	     $15
                                                   ==

     For 1999, 1998 and 1997, rental expense under operating leases was $795 million, $755 million and $804 million, respectively. Rental expense for 1999, 1998 and 1997 excludes credits of $14 million, $3 million and $1 million, respectively, related to US Airways' subleasing of British Aerospace
BAe-146-200 (BAe-146) aircraft (see Note 14). Rental expense for 1997 also excludes $5 million related to expenses recognized by US Airways in conjunction with certain efficiency measures (see Note 14(c)).

     The Company's airline subsidiaries also lease certain owned flight equipment to third parties under noncancelable operating leases that expire in the years 2000 and 2001. The future minimum rental receipts associated with these leases are $5 million in 2000 and $5 million in 2001.

     The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in millions):

                                          December 31,
                                        --------------
                                        1999      1998
                                        ----      ----

  Flight equipment                      $ 35      $ 52
  Less accumulated depreciation          (28)      (37)
                                         ---       ---
                                        $  7      $ 15
                                         ===       ===

     (c)  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of an aircraft accident in September of 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and
November of 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. All wrongful death cases have been resolved except for four cases currently pending before the federal judicial panel for multi-district litigation. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

     In May 1995, the Company, US Airways and the Retirement Income Plan for
Pilots of US Airways, Inc. were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Pension Plan.
The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. In February 1999, the
U.S. Court of Appeals upheld the district court's decision originally granted in May 1996 in the defendants' favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiff's petition for certiorari. The U.S.
District Court has retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under ERISA. The Company believes there are no significant penalties likely to result from this claim.
Certain of the plaintiffs have filed a claim before the US Airways Pilot
Retirement Board requesting arbitration of their claim for benefits which they believe were erroneously calculated.

     In October 1995, US Airways terminated for cause an agreement with In-
Flight Phone Corporation (IFPC). IFPC was US Airways' provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement.
On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US
Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. The parties stipulated to lift the automatic stay provided for in the Bankruptcy Code which would allow IFPC's and US Airways' claims to be fully litigated. At the present time, the parties are engaged in written discovery. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     On July 30, 1996, the Company and US Airways initiated a lawsuit in U.S.
District Court for the Southern District of New York against British Airways
Plc and BritAir Acquisition Corp. Inc. (collectively, "BA"), American and
American's parent company, AMR Corporation (collectively, "AA"). The Company and US Airways claimed that BA, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to the Company and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between the Company and BA (the Investment Agreement). The lawsuit also claims that the defendants have committed violations of U.S. antitrust laws.
In response to the defendants' Motion to Dismiss, the Court sustained
US Airways' claims for breach of contract against BA. The Court dismissed the remaining claims against BA and AA. On February 6, 1998, BA filed its answer to the complaint along with counterclaims against the Company and US Airways.
BA's counterclaims alleged that US Airways breached the Investment Agreement by terminating the Code Share Agreement between British Airways and US
Airways (Code Share Agreement) and that US Airways breached the Code Share
Agreement by providing certain allegedly confidential information to specific third parties. In addition, British Airways sought a declaratory judgment regarding certain payment obligations under its wet lease arrangement with US
Airways. British Airways claimed damages of $16.7 million for the termination of the code share relationship and an unspecified amount of damages for its remaining claims. On January 29, 1999, the Company, US Airways and BA jointly filed a pre-trial order with the Court, and on February 5, 1999, the Court placed the lawsuit on its trial-ready calendar. On February 5, 1999, BA filed a motion for summary judgment seeking dismissal of the Company's and US
Airways' claims and a finding that the Company and US Airways are liable for breach of the Code Share Agreement. Subsequently, the Company and US Airways filed a memorandum of law opposing BA's motion. On March 6, 2000, the Company, US Airways and BA announced the settlement of this lawsuit.

     The City and County of San Francisco have sued a number of San Francisco
International

Airport tenants for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. US Airways was identified by the City and County of San Francisco as a potentially responsible party. US
Airways and the City and County of San Francisco have entered into an agreement to resolve this matter and the court entered an order in August
1999 granting a good faith settlement approval for US Airways and several other settling defendants in the lawsuit.

     The Company and US Airways have been named as defendants in three lawsuits recently filed in U.S. District Court for the Eastern District of Michigan. Northwest Airlines is also named as a defendant in each action, while Delta Air Lines and the Airlines Reporting Corporation are named as defendants in two of the cases. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of unquantified treble-damages and an injunction prohibiting future enforcement of the rules at issue. The Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

     (d)  GUARANTEES

     US Airways guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve airport and maintenance facilities. Under related lease arrangements, US
Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the bonds. As of December 31, 1999 the principal amount of these bonds outstanding was $110 million.

     (e)  CONCENTRATION OF CREDIT RISK

     The Company invests available cash in money market securities of various banks, commercial paper of financial institutions and other companies with high credit ratings and securities backed by the U.S. Government.

     As of December 31, 1999, most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on the Company's airline subsidiaries. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

     The Company does not believe it is subject to any significant concentration of credit risk.

7.  REDEEMABLE PREFERRED STOCK

     As of December 31, 1999, the Company had no outstanding redeemable preferred stock. As discussed below, the Company retired two series of redeemable preferred stock during May 1997 and a third series during March
1998.

     On March 12, 1998, the holders of the Company's 9 1/4% Series H Senior
Cumulative Convertible Preferred Stock, without par value (Series H Preferred
Stock) converted 358,000 shares into 9.2 million shares of the Company's
Common Stock. The Company subsequently retired its Series H Preferred Stock.
The Series H Preferred Stock was issued in exchange for the Company's 9 1/4%
Series A Cumulative Convertible Redeemable Preferred Stock, without par value
(Series A Preferred Stock), during August 1997. The terms of the Series H
Preferred Stock were substantially similar to the terms of the Series A
Preferred Stock.

     On May 21, 1997, British Airways Plc (British Airways) converted
28,059.364 shares of Series F Cumulative Convertible Senior Preferred Stock, without par value (Series F Preferred Stock) into 14.5 million shares of Common Stock, which it then sold to third parties. On May 22, 1997, US Airways Group repurchased the remaining outstanding shares of Series F
Preferred Stock (1,940.636 shares) and all of the Series T-1 Cumulative
Convertible Exchangeable Senior Preferred Stock, without par value (Series T-
1 Preferred Stock), and the Series T-2 Cumulative Convertible Exchangeable
Senior Preferred Stock, without par value (Series T-2 Preferred Stock) (the
Series T-1 Preferred Stock and the Series T-2 Preferred Stock are collectively referred to herein as the Series T Preferred Stock) for $126 million (which included a premium of $5 million for the shares of Series F
Preferred Stock repurchased and $1 million for the Series T Preferred Stock).
British Airways' holdings stemmed from a 1993 investment agreement between the two companies which was terminated in March 1997.

     The Company paid dividends totaling $6 million and $81 million to the holders of the Series H Preferred Stock (including amounts related to the former Series A Preferred Stock) during 1998 and 1997, respectively. In addition, the Company paid dividends totaling $44 million on its Series F and Series T Preferred Stock during 1997. Dividend payments during 1997 for all three series included dividends deferred from prior periods and accrued dividends (interest) on deferred dividends. The Company deferred dividend payments on all its outstanding preferred stock issuances beginning with dividends payable on September 30, 1994. After a March 1997 dividend payment, the Company had paid all dividends in arrears and had resumed regular quarterly dividend payments on its outstanding redeemable preferred stock issuances.

8.  STOCKHOLDERS' EQUITY

     (a)  PREFERRED STOCK AND SENIOR PREFERRED STOCK

     As of December 31, 1999, the Company had 5.0 million authorized shares of Preferred Stock, without nominal or par value, and 3.0 million authorized shares of Senior Preferred Stock, without nominal or par value, none of which were issued and outstanding. See also Note 7.

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

     (c)  COMMON STOCK

     As of December 31, 1999, the Company had 150.0 million authorized shares of common stock, par value $1.00 per share (Common Stock), of which 101.2 million shares were issued (including shares of Common Stock held in treasury as discussed in Note 8(d)) and 19.3 million shares were reserved for offerings under stock option, stock incentive and employee retirement and nonemployee director stock purchase plans.

     The Company has not paid dividends on its Common Stock since the second quarter of 1990. There can be no assurance when or if the Company will resume dividend payments on its Common Stock.

     The Company, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law
(Delaware Law) with respect to the payment of dividends on or the repurchase or redemption of its capital stock. The Company is restricted in engaging in any of these activities unless it maintains a capital surplus. There are a number of methods for calculating capital surplus. Based on a recent valuation conducted on behalf of the Company, as of December 31, 1999 the Company believes that its capital surplus under Delaware Law was in excess of the remaining balances of the Company's current common stock purchase programs.

     See Note 7 for information related to preferred stock converted into Common Stock during 1998.

     (d)  TREASURY STOCK

     The Company held 34.9 million shares and 17.4 million shares of Common
Stock in treasury as of December 31, 1999 and 1998, respectively.

     The Company has several common stock purchase programs whereby the Company had purchased 18.1 million shares for $817 million during 1999 and
17.9 million shares for $1,099 million during 1998. The Company's Board of Directors also authorized another stock purchase program in September 1999, for up to $500 million of the Company's Common Stock. As of December 31, 1999, the Company had not purchased any of its Common Stock under this program.

     During 1999 and 1998, employees surrendered 18,000 shares and 91,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain
Common Stock grants. The Company has typically reissued such shares upon the exercise of stock options held by employees.

     (e)  STOCK-BASED COMPENSATION

     As of December 31, 1999, approximately 18.4 million shares of Common
Stock were reserved for future grants of Common Stock or the possible exercise of stock options issued under the Company's five stock option and incentive plans. The Company accounts for stock-

based compensation using the intrinsic value method as prescribed under APB
25.  In accordance with APB 25, the Company recognized compensation expense
(an element of Personnel costs) related to Common Stock grants of $14 million, $7 million and $6 million in 1999, 1998 and 1997, respectively, and compensation expense related to stock option grants of $ 12 million, $12 million and $1 million in 1999, 1998 and 1997, respectively. In addition, the Company recognized compensation expense related to stock appreciation rights (SARs), the Company's only variable stock-based compensation instrument, of $1 million and $33 million in 1998 and 1997, respectively.
Deferred compensation related to Common Stock grants was $21 million and $22 million as of December 31, 1999 and 1998, respectively, and deferred compensation related to stock option grants was $1 million and $13 million as of December 31, 1999 and 1998, respectively. Deferred compensation is amortized as Personnel costs over the applicable vesting period. The Company granted 0.4 million, 0.5 million and 0.2 million shares of Common Stock during 1999, 1998 and 1997, respectively. The weighted average fair value per share of Common Stock granted in 1999, 1998 and 1997 was $37, $52 and $25, respectively.

     A five-year labor contract between US Airways and its pilots became effective January 1, 1998. A provision of the labor contract established the 1998 Pilot Stock Option Plan of US Airways Group, Inc. (1998 Plan). The 1998
Plan authorizes the Company to grant in six separate series 11.5 million stock option awards to its pilots over the five-year life of the labor contract (with exercise prices established based on the fair market value of the Company's common stock over a time period preceding each grant). Options granted under the first series and second through fifth series are subject to a two-year and one-year vesting period, respectively. Options granted under the last series are not subject to any vesting period. All awards under the 1998 Plan expire ten years after grant.

      The 1997 Stock Incentive Plan of US Airways Group, Inc. (1997 Plan), which became effective during March 1997, authorizes the Company to grant
Common Stock and stock option awards to non-officer key employees provided that no more than 1.5 million shares of Common Stock are issued as a result of the awards. The 1996 Stock Incentive Plan of US Airways Group, Inc. (1996
Plan), which became effective during May 1996 and encompasses the Company's former 1988 Stock Incentive Plan of USAir Group, Inc., authorizes the Company to grant Common Stock and stock option awards to key employees provided that no more than 10.4 million shares of Common Stock are issued as a result of the awards. All stock option awards under the 1997 Plan and 1996 Plan expire after a period of ten years and one month from date of grant. Under both plans, the Company uses its discretion in setting the vesting rate of each award. All awards granted prior to December 31, 1999 have a vesting period of five years or less.

      Under the 1992 Stock Option Plan of US Airways Group, Inc. (1992 Plan), certain employees whose pay was reduced, generally during a 12 month period in 1992 and 1993, received stock options to purchase 50 shares of Common
Stock at a price of $15 per share for each $1,000 of salary reduction.
Participating employees had five years from the grant date to exercise such stock options (see Note 5(e) for related information). Effective November 1,
1996, the Company added a SAR feature to the 1992 Plan and granted SARs to stock option holders on a one-for-one basis. For each SAR, the holder was entitled to receive a cash distribution equal to the excess of the fair market value of a share of Common Stock above $15. The exercise of any SAR canceled its tandem stock option and, conversely, the exercise of any stock option canceled its tandem SAR. The SARs had the same expiration date as the tandem stock options. In August 1998, the remaining awards under the 1992
Plan expired and the plan ceased.  The 1984 Stock Option and Stock
Appreciation Rights Plan of US Airways Group, Inc. (1984 Plan) authorized the
Company to grant stock option and SAR awards to key employees provided that no more than 600,000 shares of Common Stock were issued as a result of the awards. All awards under the 1984 Plan expire after a period of ten years and one month from date of grant. No SARs awarded under the 1984 Plan were outstanding as of December 31, 1999 and 1998. The

Company may no longer grant awards under the 1992 and 1984 Plans. All awards previously granted under both of these plans have vested.

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

     The following table summarizes stock option transactions pursuant to the Company's various stock option and incentive plans for the years ended
December 31, 1999, 1998 and 1997:

                           1999             1998             1997
                      --------------------------------------------------
                              Weighted         Weighted         Weighted
                              Average          Average          Average
                              Exercise         Exercise         Exercise
                      Options  Price   Options  Price   Options  Price
                      ------- -------- ------- -------- ------- --------
                       (000)            (000)            (000)
Stock Options
-------------
Outstanding at
beginning of year      7,868    $37     4,633    $18     9,782    $17
  Granted (1)            507    $45     2,598    $61       951    $27
  Granted (2)              -      -     2,300    $51         -      -
  Granted (3)          1,840    $53         -      -         -      -
  Exercised             (234)   $21      (704)   $20    (2,119)   $19
  Forfeited (4)         (259)   $48      (945)   $53    (3,795)   $16
  Expired                (47)   $40       (14)   $15      (186)   $24
                       -----            -----           ------
Outstanding at
end of year            9,675    $41     7,868    $37     4,633    $18

Exercisable at
end of year            2,974            2,558            2,792

(1) Exercise price was equal to the fair market value of a share of Common
    Stock at measurement date for grant.
(2) Exercise price was lower than the fair market value of a share of Common
    Stock at measurement date for grant.
(3) Exercise price was greater than the fair market value of a share of Common Stock at measurement date for grant.
(4) Activity during 1998 and 1997 includes 0.1 million and 3.5 million stock options, respectively, that were forfeited as a result of their tandem
    SAR being exercised.

     The weighted average fair value per stock option for stock options which have an exercise price equal to the fair market value of a share of Common
Stock at date of grant was $27, $34 and $18 for 1999, 1998 and 1997, respectively. The weighted average fair value per stock option for stock options which have an exercise price greater than the fair market value of a share of Common Stock at date of grant was $28 for 1999. There were no such grants during 1998 and 1997. The weighted average fair value per stock option for stock options which have an exercise price lower than the fair market value of a share of Common Stock at date of grant was $41 for 1998.
There were no such grants during 1999 and 1997.

                             Stock Options              Stock Options
                              Outstanding                Exercisable
                 ----------------------------------  ---------------------
                               Weighted
                   Number       Average    Weighted               Weighted
                 of Options    Remaining   Average                 Average
    Range of     Outstanding  Contractual  Exercise    Number     Exercise
Exercise Prices  at 12/31/99     Life       Price    Exercisable   Price
---------------  -----------  -----------  --------  -----------  --------
                    (000)       (years)                 (000)
$ 4.00 to $12.00       48          5.0         $8          48         $8
$12.01 to $20.00    2,499          6.1        $14       2,193        $13
$20.01 to $40.00      750          6.3        $26         344        $25
$40.01 to $60.00    5,571          8.7        $51         211        $47
$60.01 to $76.00      807          8.6        $70         177        $70

     During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" (SFAS 123), which requires the use of fair value techniques to determine compensation expense associated with stock-based compensation.
Although the Company has opted to continue to apply the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123, the Company is obligated to disclose certain information including pro forma net income and earnings per share as if SFAS 123 had been adopted by the Company to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, the Company's net income and earnings per common share would have been reduced to the pro forma numbers indicated in the table below. In order to calculate the pro forma net income information presented below, the Company used the Black-Scholes stock option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively:
stock volatility of 50.3%, 51.4% and 52.6%; risk-free interest rates of 5.4%, 5.5% and 6.6%; expected stock option life of eight years and no dividend yield in each year.

                                         1999      1998      1997
                                         ----      ----      ----

                                    (in millions, except per share data)

Net Income               As reported     $197      $538     $1,025
                         Pro forma       $127      $507     $1,018

Earnings Applicable to   As reported     $197      $532       $961
  Common Stockholders    Pro forma       $127      $500       $954

EPS-Basic                As reported    $2.69     $5.75     $12.32
                         Pro forma      $1.73     $5.41     $12.23

EPS-Diluted              As reported    $2.64     $5.60      $9.87
                         Pro forma      $1.69     $5.33      $9.83

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

     (f)  ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX EFFECT

     The Company adopted Statement of Financial Accounting Standards No. 130,
"Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS
130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity (see Note 1(g)). The Company's other comprehensive income includes unrealized gains on available-for-sale securities and an adjustment for minimum pension liability, both shown net of income tax effects.

     Unrealized gains on available-for-sale securities are accounted for in accordance with SFAS 115. The Company records an adjustment to Stockholders'
Equity (Deficit) to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered "available-for-sale" under SFAS 115) and their respective carrying values at each balance sheet date. In accordance with SFAS 87, the Company recorded an adjustment for minimum pension liability as of December 31, 1998 and 1997. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan's assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholders'
Equity (Deficit).

     As presented in the accompanying Consolidated Statements of Stockholders' Equity (Deficit), the Company recognized comprehensive income of $72 million for the year ended December 31, 1999, including net income of $197 million and other comprehensive loss of $125 million. For the year ended
December 31, 1998, the Company recognized comprehensive income of $572 million, including net income of $538 million and other comprehensive income of $34 million. For the year ended December 31, 1997, the Company recognized comprehensive income of $1,151 million, including net income of $1,025 million and other comprehensive income of $126 million.










                     (this space intentionally left blank)

     The components of other comprehensive income and the related income tax effects are as follows (in millions):


                                   1999                       1998                       1997
                         -------------------------  -------------------------  ------------------------
                         Before    Tax       Net    Before    Tax       Net    Before    Tax       Net
                          tax     effect    of tax   tax     effect    of tax   tax     effect    of tax
                         effect  (expense)  effect  effect  (expense)  effect  effect  (expense)  effect
                         ------  ---------  ------  ------  ---------  ------  ------  ---------  ------
Unrealized gain (loss)
    on available-for-sale
    securities:
  Unrealized gain (loss)
    during the period      $  (1)   $  -      $  (1)  $112     $(39)     $ 73    $160     $(56)     $104
  Reclassification
    adjustment for gains
    included in net income
    during the period       (272)     96       (176)     -        -         -       -        -         -
                            ----     ---       ----    ---      ---       ---     ---      ---       ---
  Unrealized gain (loss),
    net of reclassification
    adjustment              (273)     96       (177)   112      (39)       73     160      (56)      104
Change in adjustment for
  minimum pension liability   85     (33)        52    (69)      30       (39)     19        3        22
                            ----     ---       ----    ---      ---       ---     ---      ---       ---
Other comprehensive
  income (loss)            $(188)   $ 63      $(125)  $ 43     $ (9)     $ 34    $179     $(53)     $126
                            ====     ===       ====    ===      ===       ===     ===      ===       ===
</TABLE

9.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     In 1998, the Company adopted Statement of Financial Accounting Standards
No. 131 "Disclosures about Segments of an Enterprise and Related Information"
(SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements for public companies. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     The Company has two reportable operating segments: US Airways and US
Airways Express. The US Airways segment includes the operations of US Airways
(excluding USIM) and Shuttle. The US Airways Express segment includes the operations of the Company's three wholly-owned regional airlines and activity resulting from marketing agreements with two non-owned US Airways Express air carriers. Both reportable operating segments are engaged in the business of transporting passengers, property and mail, but have different operating and economic characteristics. US Airways offers air transportation using exclusively jets. Its cost structure is higher than US Airways Express due to, among other things, higher labor and operating equipment costs. US
Airways Express provides air transportation using primarily turboprop aircraft. Its route network is designed to feed traffic into US Airways' route system at several points, primarily at US Airways' hubs. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments. See also Notes 1 (a) and 1 (b).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.
The Company evaluates segment performance based on several factors, of which the primary financial measure is income before taxes.

     Financial information for each reportable operating segment is set forth below (in millions):

                                                Year ended December 31,
                                                -----------------------
                                            1999          1998          1997
                                            ----          ----          ----
Operating Revenues:
     US Airways external                  $7,793        $7,956        $7,842
     US Airways intersegment                  67            62            55
     US Airways Express external             798           727           616
     US Airways Express intersegment          33            26            26
     All Other                                 4             5            56
     Intersegment elimination               (100)          (88)          (81)
                                           -----         -----         -----
                                          $8,595        $8,688        $8,514
                                           =====         =====         =====
Depreciation and amortization:
     US Airways                           $  387        $  304        $  387
     US Airways Express                       14            14            14
     All Other                                 -             -             -
                                           -----         -----         -----
                                          $  401        $  318        $  401
                                           =====         =====         =====
Interest income:
     US Airways                           $  187        $  182        $  114
     US Airways Express                        2             2             2
     All Other                                96            22            25
     Intercompany elimination               (219)          (95)          (33)
                                           -----         -----         -----
                                          $   66        $  111        $  108
                                           =====         =====         =====
Interest expense:
     US Airways                           $  205        $  235        $  267
     US Airways Express                        4             4             5
     All Other                               173            79            17
     Intercompany elimination               (189)          (95)          (33)
                                           -----         -----         -----
                                          $  193        $  223        $  256
                                           =====         =====         =====
Equity in earnings of affiliates:
     US Airways                           $    -        $    -        $    -
     US Airways Express                        -             -             -
     All Other (1)                             1             1            30
                                           -----         -----         -----
                                          $    1        $    1        $   30
                                           =====         =====         =====
Income (Loss) Before Taxes:
     US Airways                           $   18        $  775        $  338
     US Airways Express                      132           155           118
     All Other (1)                           195           (28)          216
                                           -----         -----         -----
                                          $  345        $  902        $  672
                                           =====         =====         =====
Capital Expenditures:
     US Airways                           $1,419        $  624        $  271
     US Airways Express                       10             5             8
     All Other                                19            13             1
                                           -----         -----         -----
                                          $1,448        $  642        $  280
                                           =====         =====         =====
Assets (2):
     US Airways                           $6,376        $7,164
     US Airways Express                      166           167
     All Other                             1,143           539
                                           -----         -----
                                          $7,685        $7,870
                                           =====         =====

(1)  See related information in Note 10.
(2)  Substantially all located in the United States.

     Information concerning operating revenues (based on revenue passenger miles and yield) in principal geographic areas is as follows (in millions):

                                            1999         1998           1997
                                            ----         ----           ----

United States                             $8,006       $8,143         $7,977
Foreign                                      589          545            537
                                           -----        -----          -----
                                          $8,595       $8,688         $8,514
                                           =====        =====          =====

     See Note 14 for information regarding nonrecurring and unusual items.

10.  USIM'S SALE OF CERTAIN INVESTMENTS

     On May 27, 1999, USIM agreed to sell its ownership interest in Galileo.
Galileo owns, operates and markets the Galileo Computer Reservation System
(CRS), which is the world's second largest CRS system, as measured by revenues generated by travel agent subscribers. The transaction, which closed on June 3, 1999, resulted in cash proceeds of approximately $307 million and a pretax gain of approximately $274 million. USIM's interest, 7,000,400 shares of Galileo common stock, was sold as part of a secondary common stock offering completed by Galileo.

     On July 30, 1997, Galileo completed an initial public offering (IPO) and used the proceeds, together with the proceeds of bank financing, to purchase
Apollo Travel Services Partnership (ATS). At that time, USIM owned approximately 21% of ATS. Immediately preceding the IPO, Galileo
International Partnership (GIP) was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USIM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USIM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%, which USIM ultimately sold in 1999, as described above. In connection with the 1997 sell down of Galileo and the sale of ATS, USIM received cash proceeds of $224 million and recognized a pretax gain of $180 million. See also Note 1(g).


11.  RELATED PARTY TRANSACTIONS

     US Airways had various agreements with British Airways for ground handling at certain airports, contract training and other services. US
Airways recognized other operating revenues of $2 million for the first five months of 1997 related to services US Airways performed for British Airways.
US Airways terminated the code share and other business arrangements between the two companies during1997. See Note 7 for additional information related to the Company's relationship with British Airways.

     During 1999, 1998 and 1997, employees surrendered 18,000 shares, 91,000 shares and 125,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants (see also Note 8(d)).

12.  VALUATION AND QUALIFYING ACCOUNTS

                                              Allowance For
                                      ----------------------------
                                      Uncollectible    Inventory
                                        Accounts      Obsolescence
                                      -------------   ------------

                                              (in millions)

Balance as of December 31, 1996            $12            $146
  Additions charged to expense              14              10
  Amounts charged to allowance              (9)             (9)
  Other (1)                                  1               1
                                            --             ---
Balance as of December 31, 1997             18             148
  Additions charged to expense               9              12
  Amounts charged to allowance              (5)            (45)
                                            --             ---
Balance as of December 31, 1998             22             115
  Additions charged to expense              15              48
  Amounts charged to allowance              (7)            (38)
                                            --             ---
Balance as of December 31, 1999            $30            $125
                                            ==             ===

(1)  Reserves of Shuttle, which was acquired by US Airways Group in 1997
(see Note 1(a)).

13.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               First     Second     Third     Fourth
                              Quarter    Quarter   Quarter    Quarter
                              -------    -------   -------    -------

                              (in millions, except per share amounts)

1999
Operating Revenues             $2,072     $2,286     $2,102    $2,135
Operating Income (Loss)        $   89     $  279     $ (111)   $ (121)
Net Income (Loss)              $   46     $  317     $  (85)   $  (81)
Earnings (Loss) Applicable to
   Common Stockholders         $   46     $  317     $  (85)   $  (81)
Earnings (Loss) per
   Common Share
   Basic                       $ 0.57     $ 4.34     $(1.19)   $(1.16)
   Diluted                     $ 0.56     $ 4.26     $(1.19)   $(1.16)

1998
Operating Revenues            $2,063      $2,297     $2,208    $2,121
Operating Income              $  192      $  374     $  270    $  178
Net Income                    $   98      $  194     $  142    $  104
Earnings Applicable to
   Common Stockholders        $   92      $  194     $  142    $  104
Earnings per Common Share
   Basic                      $ 0.98      $ 1.99     $ 1.54    $ 1.20
   Diluted                    $ 0.96      $ 1.95     $ 1.51    $ 1.18

See also Note 14.

Note:    The sum of the four quarters may not equal the totals for the year due to rounding.

14.  NONRECURRING AND UNUSUAL ITEMS

     (a)  1999

     The Company's results include: (i) $14 million pretax credit to Aircraft rent (including a fourth quarter credit of $3 million and a second quarter credit of $11 million, both due to the reversal of previously accrued lease obligations upon the purchase off lease and sale or lease termination of eight BAe-146 aircraft); (ii) $1 million pretax credit to Aircraft maintenance (recorded during the second quarter due to the reversal of lease return provisions upon the purchase off lease and sale of five BAe-146 aircraft); and (iii) $4 million pretax credit to Depreciation and amortization expense (recorded during the second quarter due to an accrual reversal upon the sale of a previously abandoned maintenance facility). These expense credits are considered nonrecurring items because they relate to nonrecurring items disclosed in prior periods, principally 1994 for the BAe-
146 activity and 1997 for the facilities-related credit.

     In the fourth quarter of 1999, in connection with changes to the Company's fleet plan, the Company announced plans to retire its remaining DC-
9-30 aircraft in 2000 and 2001, and certain of its B737-200 aircraft in 2000.
In accordance with provisions of SFAS 121, an impairment charge is recognized when an asset's carrying value exceeds its estimated future cash flows
(undiscounted and without interest) from operations and the eventual disposition of the asset. The amount of the charge is the difference between the asset's carrying value and its fair value. Management has determined that the expected future cash flows for certain of these aircraft will be less than their carrying value. Consequently, an impairment charge of $64 million was recorded to Depreciation and amortization expense in the fourth quarter of 1999 to reduce the carrying values of these assets to fair value, as determined by published sources, recent transactions involving sales of similar aircraft and market trends in aircraft dispositions.

     Pretax gains of $10 million and $7 million were recognized to Other, net during the first and fourth quarters, respectively, related to the sales of portions of US Airways' holdings in Equant, an international data network service provider. Additionally, the Company recorded a $274 million pretax gain on the sale of marketable equity securities that resulted from USIM's sale of its common stock investment in Galileo during the second quarter of 1999. See Notes 1(g) and 10.

     (b)  1998

     The Company's results include expense credits related to the early termination of leases for two BAe-146 aircraft during the third quarter.
US Airways reversed $3 million of previously accrued rent obligations related to these aircraft (recorded as a credit to Aircraft rent expense). See also
Note 14(a) above.

     (c)  1997

     The Company's results include: (i) $122 million in pretax charges to Personnel costs (including a fourth quarter charge of $115 million related to an early retirement program for pilots (see also Note 5(a)) and a second quarter charge of $7 million related to estimated employee severance payments due to efficiency measures US Airways announced during May 1997); (ii) a $1 million pretax credit to Aircraft rent due to the reversal of previously accrued lease obligations upon the subleasing of an additional BAe-146 aircraft, recognized in the second quarter (see also Note 14(a) above); (iii)
$5 million pretax charges in Other rent and landing fees (including a third quarter charge of $2 million to write-down certain equipment to be disposed of and a second quarter charge of $3 million to write-off lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues), both related to the May 1997 efficiency measures); (iv) $89 million pretax charges in Depreciation and amortization
(including third quarter charges of $11 million related to the May 1997 efficiency measures to write-down certain equipment to be disposed of and a $59 million SFAS 121 impairment charge resulting from US Airways' September
1997 decision to retire its DC-9-30 aircraft fleet over the next several years, and second quarter charges of $1 million to write-off certain leasehold improvements and an $18 million SFAS 121 impairment charge to write-down certain DC-9-30 aircraft, both related to the May 1997 efficiency measures); and (v) $180 million pretax gain recorded in Gains on sales of investments which resulted from USIM's sale of certain investments as discussed in Note 10. The Company also recognized certain tax benefits in 1997, as discussed in Note 3.

15.  SUBSEQUENT EVENT

     US Airways is in mediation over an amendable labor agreement with the AFA. The National Mediation Board (NMB), which has been assisting in these negotiations, declared an impasse in the talks in February 2000 and requested the parties to submit to binding arbitration. The AFA rejected arbitration, which triggered a 30-day cooling off period ending at 12:01 a.m. on March 25, 2000. The AFA has publicly threatened that, if a contract is not reached by March 25, 2000, it would conduct an organized campaign it has named "CHAOS"
(Create Havoc Around Our System) to disrupt service throughout US Airways' system. In response, US Airways publicly announced that, while it intends to continue to negotiate with the AFA, it will cease operations on March 25, 2000 if no agreement is reached with the AFA. US Airways anticipates that the impact associated with the 30-day cooling off period and a cessation of operations, if any, will have a material adverse effect on its results of operations, particularly its short-term revenues.

     While management is committed to and believes that a mutually acceptable labor agreement with the AFA will ultimately be reached, US Airways cannot predict the outcome of such negotiations at this time. As of March 15, 2000, US Airways had received proceeds of $500 million from its Facilities (see
Note 4). While management cannot predict, with any degree of certainty, the duration, if any, of a shutdown, management believes that if a shutdown were to occur US Airways has available sources of financing, including existing cash, borrowings under the Facilities, and potentially available financing sufficient to meet its obligations during the period of time management believes such a shutdown might reasonably last.


                   (this space intentionally left blank)

ITEM 8B.  CONSOLIDATED FINANCIAL STATEMENTS FOR US AIRWAYS, INC.



                      INDEPENDENT AUDITORS' REPORT

The Stockholder and Board of Directors
US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US
Airways, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                   KPMG LLP

McLean, VA
March 10, 2000 except as to Note 14, which is as of March 15, 2000


US Airways, Inc.
Consolidated Statements of Operations
Year Ended December 31,
-----------------------------------------------------------------------
(in millions)

                                           1999        1998        1997
                                           ----        ----        ----

Operating Revenues
  Passenger transportation               $6,848      $7,021      $7,112
  US Airways Express transportation
     revenues                               780         711         605
  Cargo and freight                         145         164         177
  Other                                     687         660         607
                                          -----       -----       -----
     Total Operating Revenues             8,460       8,556       8,501

Operating Expenses
  Personnel costs                         3,142       2,888       3,012
  Aviation fuel                             670         575         761
  Commissions                               438         474         554
  Aircraft rent                             402         381         416
  Other rent and landing fees               395         381         402
  Aircraft maintenance                      397         357         387
  Other selling expenses                    341         336         346
  Depreciation and amortization             370         290         385
  US Airways Express capacity purchases     634         550         486
  Other                                   1,532       1,334       1,166
                                          -----       -----       -----
    Total Operating Expenses              8,321       7,566       7,915
                                          -----       -----       -----
    Operating Income                        139         990         586

Other Income (Expense)
  Interest income                           199         182         112
  Interest expense                         (195)       (224)       (260)
  Interest capitalized                       18         (10)         12
  Equity in earnings of affiliates            1           1          30
  Gains on sales of investments             274           -         180
  Other, net                                 23          (3)         13
                                          -----       -----       -----
    Other Income (Expense), Net             320         (54)         87
                                          -----       -----       -----
Income Before Income Taxes                  459         936         673
  Provision (Credit) for Income Taxes       186         377        (379)
                                          -----       -----       -----
Net Income                               $  273      $  559      $1,052
                                          =====       =====       =====


See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Balance Sheets
December 31,
----------------------------------------------------------------------
(dollars in millions, except per share amount)

                                                December 31,   December 31,
                                                   1999            1998
                                                   ----            ----
                    ASSETS
Current Assets
     Cash                                         $   13         $   21
     Cash equivalents                                215            583
     Short-term investments                          624            598
     Receivables, net                                385            351
     Receivables from related parties, net           229            169
     Materials and supplies, net                     192            202
     Deferred income taxes                           341            291
     Prepaid expenses and other                      185            174
                                                   -----          -----
          Total Current Assets                     2,184          2,389
Property and Equipment
     Flight equipment                              5,396          4,924
     Ground property and equipment                   970            886
     Less accumulated depreciation and
          amortization                            (2,786)        (2,528)
                                                   -----          -----
                                                   3,580          3,282
     Purchase deposits for flight equipment           46              -
                                                   -----          -----
          Total Property and Equipment             3,626          3,282
Other Assets
     Goodwill, net                                   438            457
     Other intangibles, net                          278            391
     Investment in marketable equity securities        -            301
     Receivable from parent company                  281            306
     Other assets, net                               690            572
                                                   -----          -----
          Total Other Assets                       1,687          2,027
                                                   -----          -----
                                                  $7,497         $7,698
                                                   =====          =====

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
     Current maturities of long-term debt         $  116         $   71
     Accounts payable                                414            379
     Traffic balances payable and
          unused tickets                             635            757
     Accrued aircraft rent                           227            155
     Accrued salaries, wages and vacation            336            323
     Other accrued expenses                          638            470
                                                   -----          -----
          Total Current Liabilities                2,366          2,155
Noncurrent Liabilities
     Long-term debt, net of current maturities     2,100          1,954
     Accrued aircraft rent                           277            330
     Deferred gains, net                             499            335
     Postretirement benefits other than pensions   1,298          1,217
     Employee benefit liabilities and other        1,143          1,105
                                                   -----          -----
          Total Noncurrent Liabilities             5,317          4,941
Commitments and Contingencies
Stockholder's Equity (Deficit)
     Common stock, par value $1 per share,
          authorized 1,000 shares issued
          and outstanding 1,000 shares                 -              -
     Paid-in capital                               2,406          2,431
     Retained earnings (deficit)                    (582)          (855)
     Receivable from parent company               (2,010)        (1,099)
     Accumulated other comprehensive
          income, net of income tax effect             -            125
                                                   -----          -----
          Total Stockholder's Equity (Deficit)      (186)           602
                                                   -----          -----
                                                  $7,497         $7,698
                                                   =====          =====


See accompanying Notes to Consolidated Financial Statements.


US Airways, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,
----------------------------------------------------------------------------
(in millions)
                                                       1999     1998    1997
                                                      -----    -----   -----
Cash flows from operating activities
  Net income                                         $  273   $  559  $1,052
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities
     Depreciation and amortization                      370      290     385
     Losses (gains) on dispositions of property          (5)     (17)    (15)
     Gains on sales of investments                     (274)       -    (180)
     Amortization of deferred gains and credits         (31)     (26)    (26)
     Other                                              (97)      19      26
     Changes in certain assets and liabilities
       Decrease (increase) in receivables                66      (31)    (80)
       Decrease (increase) in materials and supplies,
        prepaid expenses and pension assets              (2)    (108)     29
       Decrease (increase) in deferred income taxes     (95)     184    (422)
       Increase (decrease) in traffic balances
        payable and unused tickets                     (123)      55     (14)
       Increase (decrease) in accounts payable
        and accrued expenses                            410      243    (219)
       Increase (decrease) in postretirement
        benefits other than pensions, noncurrent         81       66      58
                                                      -----    -----   -----
          Net cash provided by (used for)
           operating activities                         573    1,234     594
Cash flows from investing activities
  Capital expenditures                               (1,189)    (489)   (194)
  Proceeds from sales of investments                    307        -     224
  Proceeds from dispositions of property                 50      112      82
  Decrease (increase) in short-term investments         (25)     275    (235)
  Decrease (increase) in restricted cash
   and investments                                      (19)     (41)     18
  Funding of parent company's common stock purchases   (821)  (1,081)      -
  Funding of parent company's aircraft
   purchase deposits                                   (220)    (135)    (84)
  Funding of parent company's purchase
   of Shuttle, Inc.                                       -        -    (210)
  Other                                                  20        4      35
                                                      -----    -----   -----
          Net cash provided by (used for)
           investing activities                      (1,897)  (1,355)   (364)
Cash flows from financing activities
  Proceeds from the sale-leaseback of aircraft          758      189       -
  Proceeds from issuance of long-term debt              308        -       -
  Principal payments on long-term debt                 (118)    (556)    (88)
                                                      -----    -----   -----
          Net cash provided by (used for)
           financing activities                         948     (367)    (88)
                                                      -----    -----   -----
Net increase (decrease) in Cash and Cash equivalents   (376)    (488)    142
                                                      -----    -----   -----
Cash and Cash equivalents at beginning of year          604    1,092     950
                                                      -----    -----   -----
Cash and Cash equivalents at end of year             $  228   $  604  $1,092
                                                      =====    =====   =====

Noncash investing and financing activities
  Reduction of parent company receivable-assignment
   of aircraft purchase rights by parent company     $  193   $   22  $    -
  Net unrealized gain (loss) on
   available-for-sale securities                     $   (1)  $   73  $  104
  Reduction of purchase deposits for
   flight equipment                                  $    -   $   61  $    -

Supplemental Information
  Interest paid, net of amounts capitalized          $  176   $  233  $  246
  Income taxes paid                                  $   58   $  228  $   95

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Statements of Stockholder's Equity (Deficit)
Three Years Ended December 31, 1999
-------------------------------------------------------------------------------------------------------------------------
(in millions)
                                                                          Accumulated other
                                                                        comprehensive income,
                                                                       net of income tax effect
                                                                       ------------------------
                                                                       Unrealized    Adjustment
                                                            Receivable  gain on         for
                                                  Retained     from    available-     minimum
                                 Common  Paid-in  earnings    parent    for-sale      pension               Comprehensive
                                  stock  capital  (deficit)   company  securities    liability     Total       income
                                 ------  -------  --------- ---------- ----------   -----------   -------   -------------
Balance as of December 31, 1996   $  -    $2,416  $(2,466)    $     -     $  -         $(35)      $   (85)

Unrealized gain on available-
  for-sale securities                -         -        -           -      104            -           104      $  104
Minimum pension liability
  change                             -         -        -           -        -           22            22          22
Tax benefit from employee
  stock option exercises             -         9        -           -        -            -             9           -
Net income                           -         -    1,052           -        -            -         1,052       1,052
                                   ---     -----   ------      ------      ---          ---        ------       -----
    Total comprehensive income                                                                                 $1,178
                                                                                                                =====
Balance as of December 31, 1997      -     2,425   (1,414)          -      104          (13)        1,102

Unrealized gain on available-
  for-sale securities                -         -        -           -       73            -            73      $   73
Minimum pension liability
  change                             -         -        -           -        -          (39)          (39)        (39)
Tax benefit from employee
  stock option exercises             -         6        -           -        -            -             6           -
Funding of parent company's
  common stock purchases             -         -        -      (1,099)       -            -        (1,099)          -
Net income                           -         -      559           -        -            -           559         559
                                   ---     -----   ------      ------      ---          ---        ------       -----
    Total comprehensive income                                                                                 $  593
                                                                                                                =====
Balance as of December 31, 1998      -     2,431     (855)     (1,099)     177          (52)          602


Unrealized loss on available-
  for-sale securities               -           -       -           -       (1)            -           (1)     $   (1)
Reclassification for realized
  gain on sale of marketable
  equity securities 	                -           -       -           -     (176)            -         (176)       (176)
Minimum pension liability
  change                            -           -       -           -        -            52           52          52
Funding of parent company's
  common stock purchases            -           -       -        (911)       -             -         (911)          -
Distributions to affiliate, net     -         (25)      -           -        -             -          (25)          -
Net income	                         -           -     273           -        -             -          273         273
                                  ---       -----   -----       -----      ---           ---        -----        ----
    Total comprehensive income	                                                                                $  148
                                                                                                                =====
Balance as of December 31, 1999  $  -     $ 2,406  $ (582)    $(2,010)    $  -         $   -      $  (186)
                                  ===       =====   =====      ======      ===           ===        =====


See accompanying Notes to Consolidated Financial Statements.

                             US AIRWAYS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiary US Airways Investment Management Company, Inc. (USIM, formerly USAM Corp.). US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). All significant intercompany accounts and transactions have been eliminated. However, as discussed further in Note 10, US Airways' financial results are significantly influenced by related party transactions. Certain 1998 and 1997 amounts have been reclassified to conform with 1999 classifications.

     US Airways is a major United States (U.S.) air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways operates predominantly in the Eastern U.S. with major connecting hubs at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Baltimore/Washington International Airport, Boston's Logan International Airport, New York's LaGuardia Airport and Washington's Ronald Reagan Washington National Airport. US Airways enplaned approximately 56 million passengers during 1999 and is currently the sixth largest domestic air carrier, as ranked by revenue passenger miles (RPMs).

     As of December 31, 1999, USIM owned approximately 11% of the Galileo Japan Partnership (GJP), which markets the Galileo Computer Reservation System (Galileo CRS) in Japan. USIM accounts for its investment in GJP using the equity method because it is represented on the board of directors and therefore participates in policy making processes. Until June 1999, as discussed in Note 9, USIM held an interest in Galileo International, Inc. (Galileo), and accounted for this investment using the cost method.

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

     US Airways has the highest unit operating costs among the major domestic air carriers. The growth and expansion of competitors with lower cost and fare structures in its markets has put considerable pressure on US Airways to reduce its operating costs in order to maintain its competitiveness. In addition, although a competitive strength in some regards, the concentration of significant operations in the Eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on its results of operations and financial condition. In addition, US Airways' parent company has agreements to acquire up to 430 new Airbus aircraft, accompanying jet engines and ancillary assets. These agreements are expected to increase US Airways' financing needs and result in a significant increase in its financial obligations.

     Personnel costs represent US Airways' largest expense category. As of December 31, 1999,

US Airways employed approximately 41,600 full-time equivalent employees. Approximately 38,250 (87%) of US Airways' employees are covered by collective bargaining agreements with various unions or will be covered by collective bargaining agreements for which negotiations are in progress. During 1999, several contracts between US Airways and its larger employee groups were ratified. However, negotiations with US Airways flight attendant group and a few smaller employee groups remain open (See Note 14). US Airways cannot predict the ultimate outcome of any of these negotiations or the timing of any new agreements.

     US Airways operations are largely dependent on the availability of aviation fuel. The availability and price of aviation fuel is largely determined by actions generally outside of US Airways' control. US Airways has a diversified aviation fuel supplier network and sometimes uses certain risk management techniques in order to help ensure aviation fuel availability and partially protect itself from temporary aviation fuel price fluctuations.

     (c)  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investments purchased within three months of maturity are classified as Cash equivalents. Short-term investments consist primarily of certificates of deposit and commercial paper purchased with maturities greater than three months but less than one year.

     US Airways classifies securities underlying its Cash equivalents and Short-term investments as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of Stockholder's Equity (Deficit) within Accumulated other comprehensive income, net of income tax effect.

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

     Depreciation and amortization expense for principal asset classifications is calculated on a straight-line basis to an estimated residual value. Depreciable lives are 17-30 years for operating flight equipment, 30 years for facilities and 5-10 years for other ground property and equipment. Improvements to leased assets are depreciated over the term of the lease of the related asset. The cost of property acquired under capital lease is amortized on a straight-line basis to Depreciation and amortization expense over the term of the lease. When property and equipment is sold or retired any gain or loss is recognized in the Other, net category of Other Income (Expense).

     US Airways monitors the recoverability of the carrying value of its long-lived assets. Under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121),

US Airways recognizes an "impairment charge" when the expected net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value.

     (f)  GOODWILL AND OTHER INTANGIBLES, NET

     Goodwill, the cost in excess of fair value of identified net assets acquired, is amortized as Depreciation and amortization on a straight-line basis over 40 years. The 1987 acquisitions of Pacific Southwest Airlines (Pacific Southwest) and Piedmont Aviation, Inc. (Piedmont Aviation) resulted in $629 million goodwill. As of December 31, 1999 and 1998, accumulated amortization related to these acquisitions was $191 million and $176 million, respectively. Goodwill of $4 million resulting from an investment was written off in 1999 due to the sale of Galileo stock.

     Other intangible assets consist mainly of purchased operating rights at various airports, capitalized software costs developed for internal use and the intangible asset associated with the underfunded amounts of certain pension plans. Operating rights and capitalized software costs are amortized on a straight-line basis as Depreciation and amortization expense over periods ranging from five to 25 years. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No 87, "Employers' Accounting for Pensions" (SFAS 87). As of December 31, 1999 and 1998, accumulated amortization related to other intangible assets was $210 million and $165 million, respectively.

     US Airways periodically evaluates the amortization period of its goodwill and intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. This analysis is performed separately for the goodwill which resulted from each acquisition and for the other intangibles. Based on the most recent analyses, US Airways believes that goodwill and other intangible assets were not impaired as of December 31, 1999.

     (g)  INVESTMENT IN MARKETABLE EQUITY SECURITIES

     USIM's investment in Galileo was classified as "available-for-sale" under SFAS 115 and recorded at fair value as of December 31, 1998.

     (h)  OTHER ASSETS, NET

     Other assets, net consist primarily of noncurrent pension assets, the unamortized balance of deferred compensation, restricted cash and investments and unamortized debt issuance. Deferred compensation resulted mainly from US Airways' establishment of an employee stock ownership plan (ESOP) in 1989 (see Note 5(d)). Restricted cash are deposits in trust accounts to collateralize letters of credit and workers' compensation policies.

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

     US Airways recognized expenses related to Stock Grants of $14 million, $7 million and $6 million in 1999, 1998 and 1997, respectively, and expenses related to Option Grants of $12 million, $12 million and $1 million in 1999, 1998 and 1997, respectively. Deferred compensation related to Stock Grants was $21 million and $22 million as of December 31, 1999 and 1998, respectively, and deferred compensation related to Option Grants was $1 million and $13 million as of December 31, 1999 and 1998, respectively. Expenses related to Option Grants increased in 1998 due to the grant of 2.3 million stock options to US Airways' pilots. In addition, US Airways recognized expenses related to stock appreciation rights
(SARs) tied to the fair market value of US Airways Group common stock of $1 million and $33 million in 1998 and 1997, respectively, as the result of a SAR feature granted to stock option holders under US Airways Group's 1992 Stock Option Plan.

     The weighted average fair value per stock option for stock options which have an exercise price equal to the fair value of a share of US Airways Group common stock at date of grant was $27, $34, and $18 for 1999, 1998 and 1997, respectively. The weighted average fair value per stock option for stock options which have an exercise price greater than the fair value of a share of US Airways Group common stock was $28 for 1999. There were no such grants during 1998 and 1997. The weighted average fair value per stock option for stock options which have an exercise price lower than the fair value of a share of US Airways Group common stock at date of grant was $41 for 1998. There were no such grants during 1999 and 1997.

     During 1995, the Financial Accounting Standards Board adopted Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. As mentioned above, US Airways applies the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123. However, US Airways is obligated to disclose certain information including pro forma net income as if SFAS 123 had been adopted to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, US Airways estimates that its net income for 1999 would have been reduced from $273 million to $203 million, its net income for 1998 would have been reduced from $559 million to $528 million, and its net income for 1997 would have been reduced from $1,052 million to $1,045 million. In order to calculate this pro forma net income information, US Airways used the Black-Scholes stock option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: stock volatility of US Airways Group common stock of 50.3%, 51.4% and 52.6%; risk-free interest rates of 5.4%, 5.5% and 6.6%; expected stock option life of eight years and no dividend yield in each year.

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

     (i)  FREQUENT TRAVELER PROGRAM

     US Airways accrues the estimated incremental cost of travel awards earned by participants in its "Dividend Miles" frequent traveler program when the requisite mileage award levels are achieved. US Airways also sells mileage credits to participating partners in Dividend Miles and recognizes the resulting revenues as Other operating revenues when the credits are sold.

     In 1998, US Airways and American Airlines, Inc. (American) announced a marketing relationship that gives customers combined access to both companies' frequent traveler programs. Under the program, members who belong to US Airways' Dividend Miles and American's AAdvantage are able to claim awards for airline travel on both airlines and to combine miles when claiming travel awards on either airline. Each airline compensates the other when relieved of an obligation to provide a travel award. US Airways records its obligation to


American as a component of Other operating expenses.

     US Airways is party to several other agreements that enable US Airways' and other airlines' customers to earn and redeem travel awards on each other's frequent traveler program. Increasingly, such agreements require financial settlement for such activity. US Airways records cash inflows from these arrangements as a component of Other operating revenues and cash outflows from these arrangements as a component of Other operating expenses.

     In December 1999, the United States Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance concerning the timing of revenue recognition and related matters. As a result, US Airways will implement SAB 101 effective January 1, 2000 and will change its method of revenue recognition for the sale of mileage credits.

     The portion of proceeds from sales of Dividend Miles that represents US Airways' obligation to provide future travel to Dividend Miles members will be deferred and recognized as a component of Passenger transportation revenues when the service is rendered. The remaining portion of the sales proceeds will continue to be recognized immediately as a component of Other operating revenues.

     US Airways will recognize a cumulative effect of adopting SAB 101 as a change in accounting principle as of January 1, 2000. The cumulative effect of accounting change, net of applicable income taxes, is estimated to be $103 million. The charge represents the difference between the Retained earnings (deficit) balance as of December 31, 1999, presented in the accompanying Consolidated Balance Sheets, and what that balance would have been had US Airways applied SAB 101 for all previous periods.

     (j)  DEFERRED GAINS, NET

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense. Gains related to the exercise of Sabre Inc. (Sabre) options are deferred and amortized over contractually determined periods as a reduction to other operating expenses. See Note 2 for additional information concerning the Sabre options.

     (k)  PASSENGER TRANSPORTATION REVENUES

     Revenue is recognized when the transportation service is rendered. Passenger ticket sales are recorded as a liability (Traffic balances payable and unused tickets) and subsequently relieved either through carriage of the passenger, refund to the passenger or billing from another air carrier which provided the service. Periodic evaluations of the liability result in adjustments which are recognized as a component of passenger transportation revenues.

     US Airways purchases all of the capacity (available seat miles) generated by US Airways Group's three wholly-owned regional air carriers and recognizes this revenue as "US Airways Express transportation revenue" when transportation service is rendered by these affiliates or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers, as well as for travel on Shuttle, Inc. (a wholly-owned subsidiary of US Airways Group), are also included in US Airways' Traffic balances payable and unused tickets and are subsequently relieved in the same manner as described above. See Note 10(b) for additional information related to US Airways' transactions with its affiliates.

     In January 1998 and July 1999, US Airways began purchasing the capacity of Mesa Airlines, Inc. (Mesa) and Chautauqua Airlines, Inc. (Chautauqua), respectively, in certain markets. Mesa and Chautauqua operate regional jet aircraft in these markets as part of US Airways Express.

     (l)  OTHER SELLING EXPENSES

     Other selling expenses include credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses for 1999, 1998 and 1997 were $40 million, $36 million and $46 million, respectively (such costs are expensed when incurred).

2.  FINANCIAL INSTRUMENTS

     (a)  TERMS OF CERTAIN FINANCIAL INSTRUMENTS

     On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (SHC Stock Options) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of Sabre Holdings Corporation (SHC Common Stock), Sabre's parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. The related deferred gain is amortized on a straight-line basis over a contractually determined period ending December 2012. Stock options in the second tranche have an exercise price of $27 and are exercisable during a ten-year period beginning January 2, 2003, but are subject to a $127 per share cap on the fair market value of the underlying common stock. Under certain circumstances, and under certain conditions, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving SHC Common Stock.

     Periodically, US Airways uses risk management strategies to reduce its exposure to certain market uncertainties such as increased fuel prices and foreign currency exposure. US Airways periodically reviews the financial condition of each counterparty to these financial contracts and believes that the potential for default by any of the current counterparties is negligible.

     US Airways may participate in arrangements designed to reduce its exposure to significant increases in the price of aviation fuel. These arrangements have the net effect of increasing or decreasing US Airways' aviation fuel expense in the period in which they are settled. While
US Airways was not a participant in fuel swap contracts as of December 31, 1999 or 1998, US Airways previously entered into fuel swap contracts that resulted in US Airways receiving or making payments based on the difference between a fixed price and a variable price per notional gallon for specified petroleum products. The total notional gallons under these contracts, all of which were settled during 1998, were approximately 47 million as of December 31, 1997 (US Airways entered into contracts prior to December 31, 1997 which effectively closed certain hedging arrangements covering approximately 17 million gallons). For contracts open as of December 31, 1997, US Airways paid fixed prices ranging from $0.496 to $0.600 per notional gallon and received a variable price per gallon based on market prices.

     An aggregate of $28 million of future principal payments of US Airways' long-term debt due in 2000 is payable in Japanese Yen. This foreign currency exposure has been hedged to maturity by US Airways' participation in foreign currency contracts. Net settlements are recorded as adjustments to Interest expense.

     (b)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the provisions of SFAS 115, the fair values for US Airways' short-term and marketable equity security investments are determined based upon quoted market prices. Restricted cash is carried at cost which approximates fair value. At December 31, 1999 and 1998, US Airways' long-term investments represent an interest in Netcentives Inc. (Netcentives), an interest in priceline.com Incorporated (Priceline), an interest in Equant N.V. (Equant) and ownership interests in privately held companies which have no readily determinable market values. US Airways estimated the fair values of its note receivable and long-term debt by discounting expected future cash flows using current rates offered to US Airways for notes receivable and debt with similar maturities. The estimated fair value of the SHC Stock Options was calculated using the Black-Scholes stock option pricing model and is presented in the table below in accordance with Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119). These financial instruments are classified as held for "purposes other than trading" under SFAS 119 due primarily to certain restrictions, including limitations on US Airways' ability to exercise or sell these stock options. The fair values of foreign currency contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

     In September 1999, US Airways entered into an agreement with Netcentives which sets forth the terms and conditions under which Dividend Miles from US Airways' frequent traveler program may be sold utilizing Netcentives' internet-based electronic commerce system. In connection with the agreement, US Airways received a warrant to purchase up to 100,000 shares of Netcentives' common stock for $11 per share in October 1999, subject to adjustment in certain circumstances. The warrant became exercisable as to 60% of the total number of shares in October 1999, and an additional 20% of the total number of shares will become exercisable at the end of each anniversary thereafter, subject to an exclusivity arrangement with Netcentives. The warrant is not considered marketable under the provisions of SFAS 115. The warrant, and the shares issuable when the warrant is exercised, are not registered under the Securities Act of 1933. The estimated fair value of the warrant was $6 million as of December 31, 1999 and was calculated using the Black-Scholes stock option pricing model.

     In November 1999, US Airways entered into an agreement with Priceline which sets forth the terms and conditions under which ticket inventory provided by US Airways may be sold utilizing Priceline's internet-based electronic commerce system. In connection with the agreement, US Airways received warrants to purchase up to 1.5 million shares of Priceline's common stock for $52.625 per share, subject to adjustment in certain circumstances. The warrants may become exercisable in phases if certain performance thresholds are met. To the extent the performance thresholds are not met, the warrants will become exercisable on November 17, 2004 for a period of six months. The warrants are not considered marketable under the provisions of SFAS 115. These warrants, and the shares issuable when the warrants are exercised, are not registered under the Securities Act of 1933. US Airways has certain registration rights relating to the shares. The fair value of these warrants was $18 million as of December 31, 1999 and was determined using valuations obtained from third parties.

     US Airways is a member of the SITA Foundation (SITA), the principal asset of which is its equity interest in Equant, an international data network service company. In February and December 1999, SITA sold a portion of its interest in Equant in secondary public offerings and distributed the pro rata proceeds to certain of its members (including US Airways) that elected to participate in the offerings. US Airways sold approximately 58% of its ownership in Equant and recorded pre-tax gains of $17 million. As of December 31, 1999, US Airways held depository certificates that may become convertible into approximately 164,000 shares of Equant. These certificates are not considered marketable under the provisions of SFAS 115. The estimated fair value of these depository certificates was $18 million and $26 million as of December 31, 1999 and 1998, respectively, and was based upon the publicly-traded market value of Equant common stock. The carrying amount (cost basis) of US Airways' investment in these depository certificates as of December 31, 1999 and 1998 was de minimis.

     The estimated fair values of US Airways' financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):

                                                 December 31,
                                ---------------------------------------------
                                        1999                    1998
                                ---------------------   ---------------------
                                Carrying   Estimated    Carrying   Estimated
                                 Amount    Fair Value    Amount    Fair Value
                                --------   ----------   --------   ----------
Short-term investments (1)      $   624     $   624      $   598    $   598
Investment in marketable
  equity securities (1)               -           -          301        301
Restricted cash and long-term
  investments                       130         154          113        140
Note receivable (2)                  23          23           27         27
SHC Stock Options                     -          76            -        119
Long-term debt (excludes
  capital lease obligations)     (2,196)     (2,068)      (1,998)    (2,243)
Foreign currency contracts:
    In a net receivable
      (payable) position              -           1            -         (1)

(1) Classified as "available-for-sale" in accordance with SFAS 115. See also Notes 1(c) and 1(g).
(2) Current carrying amount included in Other assets, net on US Airways' Consolidated Balance Sheets, except for the current portion of the note receivable ($5 million) which is included in Receivables, net.


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

     During 1997, US Airways determined that it was no longer appropriate to apply a valuation allowance to its deferred tax assets. US Airways believed, based on prior earnings and projections of future earnings, that it was more likely than not that it would be able to utilize tax benefits accumulated through December 31, 1997 in future periods. Accordingly, at December 31, 1997, the valuation allowance of $695 million was removed, resulting in a net deferred income tax asset and an income tax credit for 1997.

     The components of the provision (credit) for income taxes are as follows (in millions):

                                          1999      1998      1997
                                          ----      ----      ----
Current provision:
   Federal                                $254      $179     $ 118
   State                                    27        14         7
                                           ---       ---       ---
   Total current                           281       193       125
                                           ---       ---       ---
Deferred provision:
   Federal                                 (79)      157      (447)
   State                                   (16)       27       (57)
                                           ---       ---       ---
   Total deferred                          (95)      184      (504)
                                           ---       ---       ---

Provision (credit) for income taxes	      $186      $377     $(379)
                                           ===       ===       ===

     In 1999, US Airways was subject to federal regular income tax. Approximately $117 million in alternative minimum tax (AMT) credits and $190 million in state net operating loss carryforwards were utilized to reduce the federal and state current tax liabilities.

     A reconciliation of taxes computed at the statutory federal tax rate on earnings before income taxes to the provision (credit) for income taxes is provided below (in millions):

                                           1999      1998      1997
                                           ----      ----      ----
Tax provision computed at
   federal statutory rate                  $161      $328     $ 236
Book expenses not deductible
   for tax purposes                          19        17        15
State income tax provision
   (credit), net of federal
   tax benefit                                7        27       (32)
Reduction of federal
   valuation allowance                        -         -      (595)
Other                                        (1)        5        (3)
                                            ---       ---       ---
Provision (credit) for income taxes        $186      $377     $(379)
                                            ===       ===       ===

Effective tax rate                           40%       40%      (56)%
                                            ===       ===       ===

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 1998 (in millions):

                                                  1999           1998
                                                  ----           ----
Deferred tax assets:
   Leasing transactions                         $  161         $  171
   Gain on sale and leaseback transactions         158            137
   Employee benefits                               807            693
   Alternative minimum tax credit carryforwards      -             99
   Other deferred tax assets                       159            120
                                                 -----          -----
     Net deferred tax assets                     1,285          1,220
                                                  ----           ----
Deferred tax liabilities:
   Depreciation and amortization                   920            932
   Other deferred tax liabilities                   29             47
                                                   ---            ---
     Total deferred tax liabilities                949            979
                                                   ---            ---
     Net deferred tax assets                       336            241
     Less:  current net deferred tax assets       (341)          (291)
                                                   ---            ---
     Noncurrent net deferred tax liabilities    $   (5)        $  (50)
                                                   ===            ===

     The noncurrent net deferred tax liabilities are included in Employee benefits liabilities and other in the Company's Consolidated Balance Sheets.

     Included in the employee benefit deferred tax assets at December 31, 1999 and 1998, among other items, is $537 million and $471 million, respectively, related to obligations of postretirement medical benefits. US Airways had state net operating loss carryforwards of $111 million as of December 31, 1999 which primarily expire from 2006 to 2011. Certain changes in stock ownership can result in limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. US Airways determined it had undergone such an ownership change in 1998 that did not impact the utilization of federal tax attributes attributes during 1998 and 1999. The federal income tax returns of US Airways through 1986 have been examined and settled with the Internal Revenue Service.

     US Airways believes that a significant portion of the deferred tax assets will be realized through projected taxable income and reversals of existing taxable temporary differences. The deferred tax assets and liabilities disclosed above exclude tax assets and liabilities which arise as a result of including certain transactions in the equity section of the balance sheet, net of tax. These tax attributes include a noncurrent deferred tax liability of $95 million as of December 31, 1998, for unrealized gains on available-for-sale investments pursuant to SFAS 115 and a noncurrent deferred tax asset of $33 million as of December 31, 1998, relating to the equity adjustment for the minimum pension liability for US Airways' defined benefit plans.

     The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards for the last three years (in millions):

                                1999      1998      1997
                                ----      ----      ----
   Pretax book income         $  459      $936    $  673
   Taxable income             $1,126      $870    $1,037

     The reasons for significant differences between taxable income and pretax book income in 1999 and 1997 primarily relate to employee pension and postretirement benefit costs, employee related accruals, leasing transactions, gains on sale-leaseback transactions, investment gains and certain aircraft impairment charges.

4.   LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS

     Details of long-term debt are as follows (in millions):

                                                       December 31,
                                                     ---------------
                                                     1999       1998
                                                     ----       ----
Senior Debt:
   9 5/8% Senior Notes due 2001                     $  175    $  175
   6.8% to 11.7% Equipment Financing Agreements,
     Installments due 2000 to 2019                   1,993     1,795
   8.6% Airport Facility Revenue Bond due 2022          28        28
                                                     -----     -----
                                                     2,196     1,998
Capital Lease Obligations                               20        27
                                                     -----     -----
   Total                                             2,216     2,025
Less Current Maturities                               (116)      (71)
                                                     -----     -----
                                                    $2,100    $1,954
                                                     =====     =====

     Maturities of long-term debt and debt under capital leases for the next five years (in millions):

                 2000                   $  116
                 2001                      248
                 2002                       77
                 2003                      199
                 2004                      125
                 Thereafter              1,451
                                         -----
                                        $2,216
                                         =====

     Interest rates on $88 million principal amount of long-term debt as of December 31, 1999 are subject to adjustment to reflect prime rate and other rate changes.

     In 1999, US Airways retired early certain long-term debt with a principal amount of $47 million.

     On December 10, 1999, US Airways entered into $500 million senior secured credit facilities (Facilities) with a syndicate of financial institutions. The Facilities are structured as a $250 million, 364-day revolving loan facility, renewable annually for each of the next two years, and a $250 million, 3-year revolving loan facility, both with associated annual commitment fees of approximately 0.625%. The Facilities are collateralized by a group of aircraft and slots. US Airways has the right to prepay any loans or terminate the commitment, in whole or in part, at any time without premium or penalty. There were no outstanding borrowings under this agreement as of December 31, 1999 (See Note 14). The anticipated effective interest rate for borrowing under the Facilities would be a floating rate based on the London Interbank Offered Rate (LIBOR). Both the effective interest rate and the annual commitment fees are based on the US Airways' ratings by Moody's and Standard & Poor's.

     Equipment financings totaling $2.0 billion and the Facilities were collateralized by aircraft, engines and slots with a net book value of approximately $2.6 billion as of December 31, 1999.

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

     The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of September 30, 1999 and 1998, in addition to the amounts recognized in US Airways' Consolidated Balance Sheets as of December 31, 1999 and 1998, respectively (in millions):

                                                               Other
                                        Defined Benefit     Postretirement
                                       Pension Plans (1)       Benefits
                                       ----------------     --------------
                                        1999       1998      1999     1998
                                        ----       ----      ----     ----

Fair value of plan
  assets at the beginning
  of the period                     $3,179     $3,101   $    -     $   -
   Actual return on plan assets        453        246        1         -
   Employer contributions               93         33       37        30
   Plan participants' contributions      -          -        2         2
   Gross benefits paid (2)            (274)      (201)     (29)      (32)
                                     -----      -----    -----     -----
Fair value of plan assets
  at the end of the period           3,451      3,179       11         -
                                     -----      -----    -----     -----

                     (table continued on following page)

Benefit obligation at the
  beginning of the period            4,606      3,850    1,205       996
   Service cost                        179        139       42        36
   Interest cost                       318        292       83        76
   Plan participants' contributions      -          -        2         2
   Plan amendments (3)                  38          -        -         -
   Actuarial (gain) loss              (692)       526     (141)      127
   Gross benefits paid (2)            (274)      (201)     (29)      (32)
                                     -----      -----    -----     -----
Benefit obligation at the
  end of the period                  4,175      4,606    1,162     1,205
                                     -----      -----    -----     -----

Funded status of the plan             (724)    (1,427)  (1,151)   (1,205)
   Unrecognized actuarial
    (gain) loss                        143      1,019      (76)       66
   Unrecognized prior service cost     123         90     (105)     (118)
   Unrecognized transition
    obligation                         (15)       (20)       -         -
   Contributions for October to
    December                             4         21        4        27
                                     -----      -----    -----     -----
Net amount recognized in US Airways'
   Consolidated Balance Sheets      $ (469)    $ (317) $(1,328)  $(1,230)
                                     =====      =====    =====     =====

     Components of the amounts recognized in US Airways' Consolidated Balance
Sheets:

                                                               Other
                                        Defined Benefit     Postretirement
                                       Pension Plans (1)       Benefits
                                       ----------------     --------------
                                        1999       1998      1999     1998
                                        ----       ----      ----     ----
Prepaid benefit cost                   $ 409      $ 310   $     -  $     -
Accrued benefit cost                    (878)      (627)   (1,328)  (1,230)
Adjustment for minimum
  pension liability                       (2)      (180)        -        -
Intangible asset                           2         95         -        -
Accumulated other comprehensive
  income                                   -         85         -        -
                                         ---        ---     -----    -----
Net amount recognized in US Airways'
   Consolidated Balance Sheets         $(469)     $(317)  $(1,328) $(1,230)
                                         ===        ===     =====    =====

(1) For plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligations and plan assets were $172 million and zero, respectively, as of September 30, 1999, and $3,640 million and $3,179 million, respectively, as of September 30, 1998.
(2) Gross benefits paid in 1999 and 1998 include lump sum payments for pilots made pursuant to a special termination benefits charge of $115 million recorded in 1997 in accordance with Statement of Financial
Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination
Benefits" (SFAS 88).
(3) In October 1999, US Airways amended the Pension Plan for Employees of US Airways, Inc. Who are Represented by the International Association of Machinists and Aerospace Workers to reflect certain benefit level increases ratified under the new labor contract for employees covered under this plan. In addition, the US Airways, Inc. Supplementary
Retirement Benefit Plan was amended during 1999 to reflect changes in certain executive retirement agreements.

     The following table presents the weighted average assumptions used to determine the actuarial present value of Pension Benefits and Other Postretirement Benefits:

                                                                Other
                                        Defined Benefit      Postretirement
                                         Pension Plans          Benefits
                                        ---------------      --------------
                                        1999       1998      1999      1998
                                        ----       ----      ----      ----
Discount rate                           7.8%       6.8%      7.8%      6.8%
Expected return on plan assets          9.5%       9.5%      5.0%       NA
Rate of compensation increase           3.3%       3.3%      4.6%      4.6%

     The assumed health care cost trend rate is 6% in 2000, 5% in 2001 and 4.8% in 2002 and thereafter. The assumed health care cost trend rate has a significant effect on amounts reported for retiree health care plans. A 1% change in the health care cost trend would have the following effects on Other Postretirement Benefits as of September 30, 1999 (in millions):

                                               1% Increase       1% Decrease
                                               -----------       -----------
Effect on total service and interest costs       $  15            $  (14)
Effect on postretirement benefit obligation      $ 125            $ (116)

     Total periodic cost for Pension Benefits and Other Postretirement Benefits (in millions):
                                                               Other
                                  Defined Benefit          Postretirement
                                   Pension Plans              Benefits
                                  ----------------        ----------------
                                  1999  1998  1997        1999  1998  1997
                                  ----  ----  ----        ----  ----  ----
Service cost                      $179  $139  $128        $ 42  $ 36  $ 34
Interest cost                      318   292   258          83    76    71
Expected return on plan assets	   (303) (274) (236)         (1)    -     -
Amortization of:
   Transition asset                 (5)   (5)   (5)          -     -     -
   Prior service cost                7     4     6         (12)  (12)  (12)
   Actuarial (gain)/loss            32    16    17           1    (1)   (3)
                                   ---   ---   ---         ---   ---   ---
Net periodic cost                  228   172   168         113    99    90
Special termination benefits         -     -   115           -     -     -
                                   ---   ---   ---         ---   ---   ---
Total periodic cost               $228  $172  $283        $113  $ 99  $ 90
                                   ===   ===   ===         ===   ===   ===

     US Airways recorded a $115 million charge to Personnel costs in 1997 related to an early retirement program offered to 325 US Airways pilots. These charges were recorded in accordance with SFAS 88.

     See Note 7(c) for the amount included within other comprehensive income arising from a change in the additional minimum pension liability.

     (b)  DEFINED CONTRIBUTION PENSION PLANS

     US Airways sponsors several defined contribution pension plans for certain employees. US Airways' contributions to these plans are based on various percentages of the employee's compensation. Expenses related to these plans, excluding expenses related to US Airways' ESOP and any profit sharing contributions, were approximately $61 million, $36 million and $57 million for the years 1999, 1998 and 1997, respectively. Expenses for 1998 include a $17 million credit related to a favorable legal settlement regarding employer matching contributions. See Notes 5(d) and 5(e) for information related to US Airways' ESOP and profit sharing contributions.

     (c)  POSTEMPLOYMENT BENEFITS

     US Airways provides certain postemployment benefits to its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

     (d)  EMPLOYEE STOCK OWNERSHIP PLAN

     In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the years ended December 31, 1999, 1998 and 1997, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 5(e) regarding the profit sharing component of US Airways' ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $19 million, $27 million and $11 million in 1999, 1998 and 1997, respectively. The interest portion of these contributions were $8 million, $10 million and $10 million in 1999, 1998 and 1997, respectively. Approximately 1,018,000 shares of US Airways Group common stock have been released or committed to be released as of December 31, 1999. US Airways recognized compensation expense related to the ESOP of $4 million, $8 million and $11 million in 1999, 1998 and 1997, respectively, based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $61 million, $65 million and $72 million as of December 31, 1999, 1998 and 1997, respectively.

     See Note 1(h) with respect to US Airways' accounting policies for stock-based compensation.

     (e)  PROFIT SHARING PLANS

     In exchange for temporary wage and salary reductions and other concessions during a twelve month period in 1992 and 1993, including certain ongoing work rule and medical benefits concessions and the freeze of the defined benefit plan for certain non-contract employees, certain US Airways employees participated in a profit sharing program and were granted stock options to purchase US Airways Group common stock. This profit sharing program was designed to recompense those US Airways employees whose pay was reduced in an amount equal to (i) two times salary foregone plus (ii) one time salary foregone (subject to a minimum of $1,000) for the freeze of the defined benefit pension plan for certain non-contract employees. US Airways recognized charges of $214 million and made cash distributions to participants of $214 million under this program. After a first quarter 1997 payment of $129 million, US Airways' obligations under this profit sharing program were satisfied and this program ceased.

     US Airways' ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives shares of US Airways Group common stock based on his or her compensation relative to the total compensation of all participants and the number of shares of US Airways Group common stock in the allocation pool. When US Airways Group's return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of shares of US Airways Group common stock in the allocation pool (see
Note 5(d)). US Airways did not make any provision for profit sharing contributions in connection with the profit sharing component of the ESOP during 1999. US Airways' ESOP-related expenses included $4 million and $7 million in 1998 and 1997, respectively, related to this profit sharing program. Under the DCRP, US Airways makes additional contributions to participant accounts when US Airways Group achieves certain prescribed pre-tax margin levels . US Airways' payments relating to 1998 and 1997 were $29 million and $24 million, respectively for the profit sharing component of the DCRP.

6.  COMMITMENTS AND CONTINGENCIES

     (a)  COMMITMENTS TO PURCHASE FLIGHT EQUIPMENT

     As of December 31, 1999, US Airways Group had 114 A320-Family aircraft on firm order, 196 aircraft subject to reconfirmation prior to scheduled delivery and options for 50 additional aircraft. With respect to the firm-order aircraft, 50 are expected to be delivered in 2000 and the remaining are expected to be delivered in the years 2001 through 2003. US Airways also entered into an agreement with CFM International, Inc. (CFMI) for jet engines to power the A320-family aircraft. As part of its agreement with CFMI, GE Engine Services, Inc. will maintain these engines under a long-term, renewable agreement.

     In July 1998, US Airways Group reached an agreement with Airbus for the purchase of up to 30 widebody A330-300 aircraft. The agreement includes ten firm aircraft orders, four aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional aircraft. Of the ten firm-order A330-300 aircraft, seven are scheduled for delivery in the year 2000. US Airways Group can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first ten aircraft. In October 1998, US Airways Group reached an agreement with Pratt & Whitney for jet engines to power these aircraft and to provide long-term maintenance for the engines.

     The minimum determinable payments associated with US Airways Group's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $2.22 billion in 2000, $1.29 billion in 2001, $457 million in 2002 and $424 million in 2003.

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

     The following amounts related to capital leases are included in property and equipment (in millions):
                                                    December 31,
                                                 1999         1998
                                                 ----         ----

Flight equipment                              $   63       $   82
Less accumulated amortization                    (46)         (60)
                                               -----        -----
                                              $   17       $   22
                                               =====        =====

As of December 31, 1999, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows (in millions):
                                                Capital  Operating
                                                Leases     Leases
                                               --------  ---------
2000                                          $    7      $   741
2001                                               5          763
2002                                               5          704
2003                                               5          714
2004                                               4          703
Thereafter                                         -        5,555
                                               -----        -----
  Total minimum lease payments                    26        9,180
  Less sublease rental receipts                    -         (106)
                                                            -----
  Total minimum operating lease payments                  $ 9,074
                                                            =====
  Less amount representing interest               (6)
                                               -----
  Present value of future minimum capital
      lease payments                              20
  Less current obligations under capital
      leases                                      (5)
                                               -----
  Long-term obligations under capital leases  $   15
                                               =====

     For 1999, 1998 and 1997, rental expense under operating leases was $730 million, $695 million and $741 million, respectively. Rental expense for 1999, 1998 and 1997 excludes credits of $14 million, $3 million and $1 million, respectively, related to US Airways' subleasing of British Aerospace BAe-146-200 (BAe-146) aircraft (see Note 13). Rental expense for 1997 also excludes $5 million related to expenses recognized by US Airways in conjunction with certain efficiency measures (see Note 13(c)).

     US Airways also leases certain owned flight equipment to both third and related parties (see Notes 10(b)) under noncancelable operating leases which expire in the years 2001 through 2009. The future minimum rental receipts associated with these leases are: $24 million-2000; $24 million-2001; $16 million-2002; $15 million-2003; $14 million-2004; and $26 million thereafter.

     The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in millions):

                                                          December 31,
                                                         --------------
                                                         1999      1998
                                                         ----      ----
     Flight equipment                                   $ 220      $ 85
     Less accumulated depreciation                        (47)      (53)
                                                         ----       ---
                                                        $ 173      $ 32
                                                         ====       ===

     (c)  LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of an aircraft accident in September of 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November of 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. All wrongful death cases have been resolved except for four cases currently pending before the federal judicial panel for multi-district litigation.
US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

     In May 1995, US Airways Group, US Airways and the Retirement Income Plan for Pilots of US Airways, Inc. were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. In February 1999, the U.S. Court of Appeals upheld the district court's decision originally granted in May 1996 in the defendants' favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiff's petition for certiorari. The U.S. District Court has retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under ERISA. US Airways believes there are no significant penalties likely to result from this claim. Certain of the plaintiffs have filed a claim before the US Airways Pilot Retirement Board requesting arbitration of their claim for benefits which they believe were erroneously calculated.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways' provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. The parties stipulated to lift the automatic stay provided for in the Bankruptcy Code which would allow IFPC's and US Airways' claims to be fully litigated. At the present time, the parties are engaged in written discovery. US Airways is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on US Airways' financial condition or results of operations.

     On July 30, 1996, US Airways Group and US Airways initiated a lawsuit in U.S. District Court for the Southern District of New York against British Airways Plc and BritAir Acquisition Corp. Inc. (collectively, "BA"), American and American's parent company, AMR Corporation (collectively, "AA"). US Airways Group and US Airways claimed that BA, in pursuit of an alliance with American, is responsible for breaches of fiduciary duty to US Airways Group and US Airways and violated certain provisions of the January 21, 1993 Investment Agreement between US Airways Group and BA (the Investment Agreement). The lawsuit also claims that the defendants have committed violations of U.S. antitrust laws. In response to the defendants' Motion to Dismiss, the Court sustained US Airways' claims for breach of contract against BA. The Court dismissed the remaining claims against BA and AA. On February 6, 1998, BA filed its answer to the complaint along with counterclaims against US Airways Group and US Airways. BA's counterclaims alleged that US Airways breached the Investment Agreement by terminating the Code Share Agreement between British Airways and US Airways (Code Share Agreement) and that US Airways breached the Code Share Agreement by providing certain allegedly confidential information to specific third parties. In addition, British Airways sought a declaratory judgment regarding certain payment obligations under its wet lease arrangement with US Airways. British Airways claimed damages of $16.7 million for the termination of the code share relationship and an unspecified amount of damages for its remaining claims. On January 29, 1999, US Airways Group, US Airways and BA jointly filed a pre-trial order with the Court, and on February 5, 1999, the Court placed the lawsuit on its trial-ready calendar. On February 5, 1999, BA filed a motion for summary judgment seeking dismissal of US Airways Group's and US Airways' claims and a finding that US Airways Group and US Airways are liable for breach of the Code Share Agreement. Subsequently, US Airways Group and US Airways filed a memorandum of law opposing BA's motion. On March 6, 2000, US Airways Group, US Airways and BA announced the settlement of this lawsuit.

     The City and County of San Francisco have sued a number of San Francisco International Airport tenants for the recovery of approximately $18 million of costs incurred with respect to the characterization and cleanup of soil and groundwater contamination at the airport. US Airways was identified by the City and County of San Francisco as a potentially responsible party. US Airways and the City and County of San Francisco have entered into an agreement to resolve this matter and the court entered an order in August 1999 granting a good faith settlement approval for US Airways and several other settling defendants in the lawsuit.

    US Airways Group and US Airways have been named as defendants in three lawsuits recently filed in U.S. District Court for the Eastern District of Michigan. Northwest Airlines is also named as a defendant in each action, while Delta Air Lines and the Airlines Reporting Corporation are named as defendants in two of the cases. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of unquantified treble-damages and an injunction prohibiting future enforcement of the rules at issue. US Airways believe the claims are without merit and intend to pursue a vigorous defense.

     (d)  GUARANTEES

     As of December 31, 1999, US Airways guaranteed payments of debt and lease obligations of Piedmont Airlines, Inc. (Piedmont), a wholly-owned subsidiary of US Airways Group, totaling $29 million.

     US Airways also guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve airport and maintenance facilities. Under related lease arrangements, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the bonds. As of December 31, 1999 the principal amount of these bonds outstanding was $110 million.

     (e)  CONCENTRATION OF CREDIT RISK

     US Airways invests available cash in money market securities of various banks, commercial paper of financial institutions and other companies with high credit ratings and securities backed by the U.S. Government.

     As of December 31, 1999, most of US Airways' receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

     US Airways does not believe it is subject to any significant concentration of credit risk.

7.  STOCKHOLDER'S EQUITY AND DIVIDEND RESTRICTIONS

     (a)  COMMON STOCK AND DIVIDEND RESTRICTIONS

     US Airways Group owns all of US Airways' outstanding common stock, par value $1 (US Airways Common Stock). US Airways' board of directors has not authorized the payment of dividends on US Airways Common Stock since 1988.

     Currently, the amount of dividends that US Airways can pay on its common stock is limited by a covenant contained in its 9 5/8% Senior Notes (due February 2001). In addition, its $500 million senior secured credit facilities limit the ability of US Airways to pay cash dividends by requiring a minimum unrestricted cash balance on US Airways. However, these covenants do not restrict US Airways from loaning or advancing funds to US Airways Group.

     US Airways, organized under the laws of the State of Delaware, may also be subject to certain legal restrictions on its ability to pay dividends on or repurchase or redeem its own shares of capital stock.

     (b) RECEIVABLE FROM PARENT COMPANY

     See Note 10(a).

     (c) ACCUMULATED OTHER COMPREHENSIVE INCOME,NET OF INCOME TAX EFFECT

     US Airways adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity (see
Note 1(g)). US Airways' other comprehensive income includes unrealized gains on available-for-sale securities and an adjustment for minimum pension liability, both shown net of income tax effects.

     Unrealized gains on available-for-sale securities are accounted for in accordance with SFAS 115. US Airways records an adjustment to Stockholder's Equity (Deficit) to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered "available-for-sale" under SFAS 115) and their respective carrying values at each balance sheet date. In accordance with SFAS 87, US Airways recorded an adjustment for minimum pension liability as of December 31, 1998 and

1997. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan's assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholder's Equity (Deficit).

     As presented in the accompanying Consolidated Statements of Stockholder's Equity (Deficit), US Airways recognized comprehensive income of $148 million for the year ended December 31, 1999, including net income of $273 million and other comprehensive loss of $125 million. For the year ended December 31, 1998, US Airways recognized comprehensive income of $593 million, including net income of $559 million and other comprehensive income of $34 million. For the year ended December 31, 1997, US Airways recognized comprehensive income of $1,178 million, including net income of $1,052 million and other comprehensive income of $126 million.


     The components of other comprehensive income and the related income tax effects are as follows (in millions):

                                   1999                       1998                       1997
                         -------------------------  -------------------------  ------------------------
                         Before    Tax       Net    Before    Tax       Net    Before    Tax       Net
                          tax     effect    of tax   tax     effect    of tax   tax     effect    of tax
                         effect  (expense)  effect  effect  (expense)  effect  effect  (expense)  effect
                         ------  ---------  ------  ------  ---------  ------  ------  ---------  ------
Unrealized gain (loss)
    on available-for-sale
    securities:
  Unrealized gain (loss)
    during the period      $  (1)   $  -      $  (1)  $112     $(39)     $ 73    $160     $(56)     $104
  Reclassification
    adjustment for gains
    included in net income
    during the period       (272)     96       (176)     -        -         -       -        -         -
                            ----     ---       ----    ---      ---       ---     ---      ---       ---
  Unrealized gain (loss),
    net of reclassification
    adjustment              (273)     96       (177)   112      (39)       73     160      (56)      104
Change in adjustment for
  minimum pension liability   85     (33)        52    (69)      30       (39)     19        3        22
                            ----     ---       ----    ---      ---       ---     ---      ---       ---
Other comprehensive
  income (loss)            $(188)   $ 63      $(125)  $ 43     $ (9)     $ 34    $179     $(53)     $126
                            ====     ===       ====    ===      ===       ===     ===      ===       ===



     (d) DISTRIBUTIONS TO AFFILIATE, NET

     In May 1999, US Airways Group created USLM Corporation (USLM) to more efficiently manage its postretirement medical and life insurance benefits for employees who had retired or were eligible for retirement as of January 1, 1998 from US Airways and certain other subsidiaries.

     Under this arrangement, USLM pays a portion of the postretirement benefit liabilities on behalf of US Airways. However, US Airways continues to record all postretirement benefit liabilities and related expenses in its consolidated financial statements. In connection with this arrangement, US Airways has a note payable of $558 million, bearing interest at 8.25%, to fund USLM operations. During 1999, US Airways paid interest of $29 million to USLM of which $4 million was used to reduce US Airways' liabilities for this population of retirees.

     US Airways accounts for the effects of these transactions including the net distribution of $25 million in the Stockholder's equity (deficit) section of its Consolidated Balance Sheets.

8.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     In 1998, US Airways adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements for public companies. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding USIM). The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's three wholly-owned regional airlines and from marketing agreements with two non-owned US Airways Express air carriers. Both reportable operating segments are engaged in the business of transporting passengers, property and mail, but have different operating and economic characteristics. US Airways offers air transportation using exclusively jets. Its cost structure is higher than US Airways Express due to, among other things, higher labor and operating equipment costs.
US Airways Express provides air transportation using primarily turboprop aircraft. Its route network is designed to feed traffic into US Airways' route system at several points, primarily at US Airways' hubs. All Other (as presented in the table below) reflects the activity of USIM. See also Notes 1
(a) and 1 (b).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). US Airways evaluates segment performance based on several factors, of which the primary financial measure is income before taxes.

     Financial information for each reportable operating segment is set forth below (in millions):

                                                Year ended December 31,
                                                -----------------------
                                            1999          1998          1997
                                            ----          ----          ----
Operating Revenues:
     US Airways                           $7,680        $7,845        $7,896
     US Airways Express                      780           711           605
                                           -----         -----         -----
                                          $8,460        $8,556        $8,501
                                           =====         =====         =====
Depreciation and amortization:
     US Airways                           $  370        $  290        $  385
     US Airways Express                        -             -             -
                                           -----         -----         -----
                                          $  370        $  290        $  385
                                           =====         =====         =====
Interest income:
     US Airways                           $  186        $  182        $  114
     US Airways Express                        -             -             -
     All Other                                55            11             7
     Intercompany eliminations               (42)          (11)           (9)
                                           -----         -----         -----
                                          $  199        $  182        $  112
                                           =====         =====         =====

                         (table continued on following page)

Interest expense:
     US Airways                           $  205        $  235        $  267
     US Airways Express                        -             -             -
     All Other                                32             -             2
     Intercompany elimination                (42)          (11)           (9)
                                           -----         -----         -----
                                          $  195        $  224        $  260
                                           =====         =====         =====
Equity in earnings of affiliates:
     US Airways                           $    -        $    -        $    -
     US Airways Express                        -             -             -
     All Other (1)                             1             1            30
                                           -----         -----         -----
                                          $    1        $    1        $   30
                                           =====         =====         =====
Income (Loss) Before Taxes:
     US Airways                           $   15        $  764        $  338
     US Airways Express                      146           161           119
     All Other (1)                           298            11           216
                                           -----         -----         -----
                                          $  459        $  936        $  673
                                           =====         =====         =====
Capital Expenditures:
     US Airways                           $1,409        $  624        $  271
     US Airways Express                        -             -             -
     All Other                                 -             -             -
                                           -----         -----         -----
                                          $1,409        $  624        $  271
                                           =====         =====         =====
Assets (2):
     US Airways                           $6,427        $7,392
     US Airways Express                        -             -
     All Other                             1,070           306
                                           -----         -----
                                          $7,497        $7,698
                                           =====         =====

(1)  See related information in Note 9.
(2)  Substantially all located in the United States.

     Information concerning operating revenues (based on revenue passenger miles and yield) in principal geographic areas is as follows (in millions):

                                            1999         1998           1997
                                            ----         ----           ----

United States                             $7,871       $8,011         $7,964
Foreign                                      589          545            537
                                           -----        -----          -----
                                          $8,460       $8,556         $8,501
                                           =====        =====          =====

     See Note 13 for information regarding nonrecurring and unusual items.


9.  USIM'S SALE OF CERTAIN INVESTMENTS

     On May 27, 1999, USIM agreed to sell its ownership interest in Galileo. Galileo owns, operates and markets the Galileo Computer Reservation System
(CRS), which is the world's second largest CRS system, as measured by revenues generated by travel agent subscribers. The transaction, which closed on June 3, 1999, resulted in cash proceeds of approximately $307 million and a pretax gain of approximately $274 million. USIM's interest, 7,000,400 shares of Galileo common stock, was sold as part of a secondary common stock offering completed by Galileo.

     On July 30, 1997, Galileo completed an initial public offering (IPO) and used the proceeds, together with the proceeds of bank financing, to purchase Apollo Travel Services Partnership (ATS). At that time, USIM owned approximately 21% of ATS. Immediately preceding the IPO, Galileo
International Partnership (GIP) was merged with and into a wholly-owned limited liability company subsidiary of Galileo and USIM received shares in Galileo in the same proportion as its partnership interest in GIP. As part of the IPO, USIM sold some of its Galileo shares and its interest in Galileo was reduced from 11% to approximately 6.7%, which USIM ultimately sold in 1999, as described above. In connection with the 1997 sell down of Galileo and the sale of ATS, USIM received cash proceeds of $224 million and recognized a pretax gain of $180 million. See also Note 1(a) and 1(g).

10.  RELATED PARTY TRANSACTIONS

     (a)  PARENT COMPANY

     US Airways provides loans to US Airways Group which arise in the normal course of business and bear interest at market rates, which are reset quarterly. US Airways' net receivable from US Airways Group for these loans was $96 million and $82 million as of December 31, 1999 and 1998, respectively.

     US Airways is currently financing US Airways Group's purchase deposits for Airbus aircraft at a blended interest rate, which is reset quarterly, based upon US Airways' outstanding debt and capital lease obligations. The related short-term receivable from US Airways Group was $209 million and $132 million as of December 31, 1999 and 1998, respectively.

     During 1997, US Airways Group purchased Shuttle, Inc. (Shuttle). US Airways provided the financing for this transaction at an interest rate of 7.5% until May 1999 and then at a variable market rate thereafter, which is reset quarterly. As of December 31, 1999 and 1998, Receivable from parent company, which is a component of Other Assets, included $232 million and $226 million related to Shuttle's financing, respectively, and $49 million and $80 million related to financing for long-term purchase deposits for Airbus aircraft, respectively.

     US Airways is currently advancing funds to US Airways Group to finance purchases of US Airways common stock. Interest, at market rates, was accrued on these advances through September 30, 1999 at which time such advances became non-interest bearing. US Airways reflects the receivable including interest as a reduction of Stockholder's Equity (Deficit).

     US Airways recorded net interest income of $133 million, $72 million and $1 million in 1999, 1998 and 1997, respectively, related to the above transactions.

     (b)  AIRLINE SUBSIDIARIES OF US AIRWAYS GROUP

     US Airways purchases all of the capacity (available seat miles or ASMs) generated by US Airways Group's three wholly-owned regional airline subsidiaries (Allegheny, Piedmont and PSA) at a rate per ASM that is determined by US Airways periodically and, concurrently, recognizing revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to produce the capacity. US Airways recognized US Airways Express capacity purchase (expense) of $454 million, $414 million and $403 million in 1999, 1998 and 1997, respectively, related to this program.

     US Airways provides various services including passenger handling, maintenance and catering. US Airways recognized other operating revenues of $64 million, $60 million and $55 million related to these services for the years 1999, 1998 and 1997, respectively. These regional airlines also perform passenger and ground handling for US Airways at certain airports for which US Airways recognized other operating expenses of $32 million, $26 million and $22 million for the years 1999, 1998 and 1997, respectively. US Airways also leases or subleases certain turboprop aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements of $7 million, $6 million and $8 million for the years 1999, 1998 and 1997, respectively.

     US Airways' receivables from and payables to these regional airlines were $13 million and $44 million, respectively, as of December 31, 1999 and $ 12 million and $39 million, respectively, as of December 31, 1998.

     US Airways and Shuttle provide each other with loans, which arise in the normal course of business and bear interest at market rates, which are reset quarterly. US Airways' net payable to Shuttle for intercompany loan balances was $17 million and $11 million as of December 31, 1999 and 1998, respectively.

     US Airways provides various services to Shuttle including management services, maintenance services, the sale of fuel, the subleasing of certain facilities, the sale of frequent traveler mileage credits and reservations support. US Airways recognized other operating revenues related to these services of $27 million and $10 million for the years 1999 and 1998, respectively. Effective October 1999, US Airways leased or subleased certain jet aircraft to Shuttle and recognized Other operating revenues related to these arrangements of $2 million for 1999.

     US Airways receivables from Shuttle were $3 million and $9 million, as of December 31, 1999 and 1998 respectively. US Airways' Traffic balances payable and unused tickets balance sheet line item includes $9 million as of December 31, 1998 related to tickets sold for travel on Shuttle.

     US Airways has promissory notes due to US Airways Group and Shuttle of $10 million and $16 million, respectively. These notes bear interest at market rates and are included as a component of Employee benefit liabilities and other on US Airways Consolidated Balance Sheet as of December 31, 1999.

     (c)  OTHER US AIRWAYS GROUP SUBSIDIARIES

     US Airways purchases a portion of its aviation fuel from US Airways Group's wholly-owned subsidiary Material Services Company (MSC), which acts as a fuel wholesaler to US Airways in certain circumstances. US Airways' aviation fuel purchases were $145 million, $125 million and $183 million for the years 1999, 1998 and 1997, respectively. US Airways' accounts payable to MSC was $21 million and $10 million as of December 31, 1999 and 1998, respectively.

     Airways Assurance Limited (AAL) was incorporated in June 1998 and is a wholly-owned subsidiary of US Airways Group. AAL is a captive insurance company that was formed to manage a portion of US Airways' airline hull and liability insurance needs. A portion of the premium paid by US Airways to AAL is commission revenues to AAL and the remaining premium is used to obtain policies from insurance underwriters.

     (d)  BRITISH AIRWAYS

     During 1993, US Airways Group and British Airways entered into an Investment Agreement under which a wholly-owned subsidiary of British Airways purchased certain series of redeemable convertible preferred stock from US Airways Group and British Airways entered into code sharing and wet lease arrangements with US Airways.

     US Airways also had various agreements with British Airways for ground handling at certain airports, contract training and other services. US Airways recognized other operating revenues of $2 million for the first five months of 1997 related to services US Airways performed for British Airways.


     US Airways terminated the code share and other business arrangements between the two companies effective March 29, 1997. The wet lease arrangements were terminated during 1996. In addition, US Airways believes that British Airways held no ownership interest in US Airways Group after May 22, 1997.

11.  VALUATION AND QUALIFYING ACCOUNTS

                                                  Allowance For
                                            --------------------------
                                            Uncollectible    Inventory
                                              Accounts     Obsolescence
                                            -------------  ------------

                                                   (in millions)

Balance as of December 31, 1996                 $ 12           $143
   Additions charged to expense                   14              9
   Amounts charged to allowance                   (9)            (9)
                                                 ---            ---
Balance as of December 31, 1997                   17            143
   Additions charged to expense                    9             10
   Amounts charged to allowance                   (5)           (44)
                                                 ---            ---
Balance as of December 31, 1998                   21            109
   Additions charged to expense                   15             46
   Amounts charged to allowance                   (6)           (37)
                                                 ---            ---
Balance as of December 31, 1999                 $ 30           $118
                                                 ===            ===

12.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                              First     Second      Third      Fourth
                             Quarter    Quarter    Quarter     Quarter
                             -------    -------    -------     -------
                                         (in millions)
1999
Operating Revenues           $2,040     $2,248     $2,069      $2,103
Operating Income (Loss)      $   93     $  267     $ (107)     $ (115)
Net Income (Loss)            $   67     $  339     $  (55)     $  (77)

1998
Operating Revenues           $2,031     $2,261     $2,177      $2,087
Operating Income             $  189     $  366     $  263      $  171
Net Income                   $  101     $  196     $  149      $  114

See also Note 13.

Note:	     The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

13.  NONRECURRING AND UNUSUAL ITEMS

     (a)  1999

     US Airways' results include: (i) $14 million pretax credit to Aircraft rent (including a fourth quarter credit of $3 million and a second quarter credit of $11 million, both due to the reversal of previously accrued lease obligations upon the purchase off lease and sale or lease termination of eight BAe-146 aircraft); (ii) $1 million pretax credit to Aircraft maintenance (recorded during the second quarter due to the reversal of lease return provisions upon the purchase off lease and sale of five BAe-146 aircraft); and (iii) $4 million pretax credit to Depreciation and amortization expense (recorded during the second quarter due to an accrual reversal upon the sale of a previously abandoned maintenance facility). These expense credits are considered nonrecurring items because they relate to nonrecurring items disclosed in prior periods, principally 1994 for the BAe-146 activity and 1997 for the facilities-related credit. In the fourth quarter of 1999, in connection with changes to US Airways' fleet plan, US Airways announced plans to retire its remaining DC-9-30 aircraft in 2000 and 2001, and certain of its B737-200 aircraft in 2000. In accordance with provisions of SFAS 121, an impairment charge is recognized when an asset's carrying value exceeds its estimated future cash flows (undiscounted and without interest) from operations and the eventual disposition of the asset. The amount of the charge is the difference between the asset's carrying value and its fair value. Management has determined that the expected future cash flows for certain of these aircraft will be less than their carrying value. Consequently, an impairment charge of $64 million was recorded to Depreciation and amortization expense in the fourth quarter of 1999 to reduce the carrying values of these assets to fair value, as determined by published sources, recent transactions involving sales of similar aircraft and market trends in aircraft dispositions.

     Pretax gains of $10 million and $7 million were recognized to Other, net during the first and fourth quarters, respectively, related to the sales of portions of US Airways' holdings in Equant, an international data network service provider. Additionally, US Airways recorded a $274 million pretax gain on the sale of marketable equity securities that resulted from USIM's sale of its common stock investment in Galileo during the second quarter of 1999. See Notes 1(g) and 9.

     (b)  1998

     US Airways' results include expense credits related to the early termination of leases for two BAe-146 aircraft during the third quarter. US Airways reversed $3 million of previously accrued rent obligations related to these aircraft (recorded as a credit to Aircraft rent expense). See also
Note 13(a) above.

     (c)  1997

     US Airways' results include: (i) $122 million in pretax charges recorded in Personnel costs (including a fourth quarter charge of $115 million related to an early retirement program for pilots (see also Note 5(a)) and a second quarter charge of $7 million related to estimated employee severance payments due to efficiency measures US Airways announced during May
1997); (ii) a $1 million pretax credit recorded in Aircraft rent due to the reversal of previously accrued lease obligations upon the subleasing of an additional BAe-146 aircraft, recognized in the second quarter (see also Note 13(a) above); (iii) $5 million pretax charges recorded in Other rent and landing fees (including a third quarter charge of $2 million to write-down certain equipment to be disposed of and a second quarter charge of $3 million to write-off lease obligations at certain facilities to be abandoned (net of any anticipated sublease revenues), both related to the May 1997 efficiency measures); (iv) $89 million pretax charges recorded in Depreciation and amortization (including third quarter charges of $11 million related to the May 1997 efficiency measures to write-down certain equipment to be disposed of and a $59 million SFAS 121 impairment charge resulting from US Airways' September 1997 decision to retire its DC-9-30 aircraft fleet over the next several years, and second quarter charges of $1 million to write-off certain leasehold improvements and an $18 million SFAS 121 impairment charge to write-down certain DC-9-30 aircraft, both related to the May 1997 efficiency measures); and (v) $180 million pretax gain recorded in Gains on sales of investments which resulted from USIM's sale of certain investments as discussed in Note 9. US Airways also recognized certain tax benefits in 1997, as discussed in Note 3.

14.  SUBSEQUENT EVENT

     US Airways is in mediation over an amendable labor agreement with the AFA. The National Mediation Board (NMB), which has been assisting in these negotiations, declared an impasse in the talks in February 2000 and requested the parties to submit to binding arbitration. The AFA rejected arbitration, which triggered a 30-day cooling off period ending at 12:01 a.m. on March 25, 2000. The AFA has publicly threatened that, if a contract is not reached by March 25, 2000, it would conduct an organized campaign it has named "CHAOS" (Create Havoc Around Our System) to disrupt service throughout US Airways' system. In response, US Airways publicly announced that, while it intends to continue to negotiate with the AFA, it will cease operations on March 25, 2000 if no agreement is reached with the AFA. US Airways anticipates that the impact associated with the 30-day cooling off period and a cessation of operations, if any, will have a material adverse effect on its results of operations, particularly its short-term revenues.

     While management is committed to and believes that a mutually acceptable labor agreement with the AFA will ultimately be reached, US Airways cannot predict the outcome of such negotiations at this time. As of March 15, 2000, US Airways had received proceeds of $500 million from its Facilities (see
Note 4). While management cannot predict, with any degree of certainty, the duration, if any, of a shutdown, management believes that if a shutdown were to occur, US Airways has available sources of financing, including existing cash, borrowings under the Facilities, and potentially available financing sufficient to meet its obligations during the period of time management believes such a shutdown might reasonably last.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF US AIRWAYS GROUP

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 17, 2000 and is incorporated herein by reference. Information concerning executive officers of the Company is set forth in Part I, Item 1 of this report under the caption "Executive Officers" in reliance on General Instruction G to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 17, 2000 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 17, 2000 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 17, 2000 and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

CONSOLIDATED FINANCIAL STATEMENTS

(i) The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:
   - Consolidated Statements of Operations for each of the three years ended December 31, 1999
   -  Consolidated Balance Sheets as of December 31, 1999 and 1998
   - Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999
   - Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years ended December 31, 1999
   -  Notes to Consolidated Financial Statements

(ii) The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8B of this report:
   - Consolidated Statements of Operations for each of the three years ended December 31, 1999
   -  Consolidated Balance Sheets as of December 31, 1999 and 1998
   - Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999
   - Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years ended December 31, 1999
   -  Notes to Consolidated Financial Statements

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

    3.4    By-Laws of US Airways.

   10.1 Purchase agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1997) (portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately with the Unites States Securities and Exchange Commission
           (SEC)).

   10.2 Amendment No. 1 dated June 10, 1998 to purchase agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit
           10.2 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

   10.3 Amendment No. 2 dated January 19, 1999 to purchase agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit
           10.3 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

   10.4 Amendment No. 3 dated March 31, 1999 to purchase agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit
           10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

   10.5 Amendment No. 4 dated August 31, 1999 to purchase agreement dated October 31, 1997 between US Airways
           Group and AVSA (incorporated by reference to Exhibit

           10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

   10.6 Amendment No. 5 dated October 29, 1999 to purchase agreement dated October 31, 1997 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

   10.7 Purchase agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.4 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

   10.8    Incentive Compensation Plan of US Airways Group, Inc.
           as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.6 to US Airways Group's
           Annual Report on Form 10-K for the year ended
           December 31, 1997).

   10.9    US Airways, Inc. Supplementary Retirement Benefit Plan
           (incorporated by reference to Exhibit 10.5 to US
           Airways Group's Annual Report on Form 10-K for the year ended December 31, 1989).

   10.10 US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1994).

   10.11    US Airways Group, Inc. Nonemployee Director Stock
            Purchase Plan (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated May 19,
            1999).

   10.12    US Airways Group, Inc. Long-Term Incentive Plan
            (incorporated by reference to Exhibit B to US Airways
            Group's Proxy Statement dated May 19, 1999).

   10.13    1998 Pilot Stock Option Plan of US Airways Group,
            Inc. (incorporated by reference to Exhibit 10 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

   10.14 1997 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of November 18, 1997 (incorporated by reference to Exhibit 10.9 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.15    Amendment No. 1 dated September 13, 1999 to the 1997
            Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of November 18, 1997.

   10.16    1996 Stock Incentive Plan of US Airways Group, Inc.
            as amended and restated as of May 20, 1998
            (incorporated by reference to Exhibit 10 to US
            Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

   10.17    US Airways Group Nonemployee Director Stock Incentive
            Plan (incorporated by reference to Exhibit B to US
            Airways Group's Proxy Statement dated April 15,
            1996).

   10.18    US Airways Group Nonemployee Director Deferred Stock
            Unit Plan (incorporated

            by reference to Exhibit 10.12 to US Airways Group's
            Annual Report on Form 10-K for the year ended
            December 31, 1997).

   10.19 Amendment No. 1 dated July 22, 1998 to the US Airways Group Nonemployee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.13 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.20    Amendment No. 2 dated March 17, 1999 to the US
            Airways Group Nonemployee Director Deferred Stock
            Unit Plan (incorporated by reference to Exhibit 10.14 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.21 1992 Stock Option Plan of USAir Group (incorporated by reference to Exhibit A to US Airways Group's Proxy
            Statement dated March 31, 1992).

   10.22 1984 Stock Option and Stock Appreciation Rights Plan of USAir Group Inc. (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated
            March 30, 1984).

   10.23    Employment Agreement between US Airways Group and US
            Airways and the Chairman of both companies
            (incorporated by reference to Exhibit 10.18 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.24 Employment Agreement between US Airways Group and US Airways and the President and Chief Executive Officer of both companies (incorporated by reference to Exhibit 10.19 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.25 Employment Agreement between US Airways Group and US Airways and the Senior Vice President-Finance and Chief Financial Officer of both companies (incorporated by reference to Exhibit 10.3 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 1999).

   10.26    Employment Agreement between US Airways and its
            Executive Vice President-Corporate Affairs and
            General Counsel (incorporated by reference to Exhibit
            10.13 to US Airways Group's Annual Report on Form
            10-K for the year ended December 31, 1995).

   10.27 Agreement between US Airways and its Chairman with respect to certain employment arrangements
            (incorporated by reference to Exhibit 10.14 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.28 Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements (incorporated by reference to Exhibit 10.15 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.29 Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel with respect to certain employment arrangements (incorporated by reference to Exhibit 10.16 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).


   10.30 Agreement between US Airways and its Senior Vice President-Corporate Development with respect to certain employment arrangements (incorporated by reference to Exhibit 10.24 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998.

   10.31    Agreement between US Airways and its Senior Vice
            President-Finance and Chief Financial Officer providing supplemental retirement benefits
            (incorporated by reference to Exhibit 10.5 to US
            Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 1999).

   10.32 Agreement between US Airways and its Chairman providing supplemental retirement benefits
            (incorporated by reference to Exhibit 10.23 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.33 Amendment to the agreement between US Airways and its Chairman providing supplemental retirement benefits
            (incorporated by reference to Exhibit 10.27 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.34 Agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.24 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.35 Amendment to the agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.29 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.36    Agreement between US Airways and its Executive Vice
            President-Corporate Affairs and General Counsel providing supplemental retirement benefits incorporated by reference to Exhibit 10.25 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.37 Agreement between US Airways and its Senior Vice President-Corporate Development providing supplemental retirement benefits (incorporated by reference to Exhibit 10.31 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

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

   27.1     Financial Data Schedule-US Airways Group.

   27.2     Financial Data Schedule-US Airways.

B.  REPORTS ON FORM 8-K

    DATE OF REPORT                SUBJECT OF REPORT

    February 25, 2000  Underwriting agreement filed as an Exhibit in connection with, and incorporated by
                       reference into, US Airways, Inc.'s and US
                       Airways Group, Inc.'s Registration
                       Statement on Form S-3 (Registration No.
                       333-79825). The Registration Statement and the Prospectus Supplement, dated February 25, 2000 to the Prospectus, dated July 30, 1999, relate to the offering by US Airways, Inc. of Pass Through Certificates, Series 2000-1.

    February 23, 2000  News release announcing US Airways'
                       intention to shut down on March 25, 2000 if no agreement is reached with its flight attendants who are represented by the Association of Flight Attendants by that date.

    February 11, 2000  Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

    January 19, 2000   News release disclosing the results of
                       operations for both US Airways Group and US
                       Airways for the three months and year ended
                       December 31, 1999, and selected operating and financial statistics for US Airways for the same periods.

    January 13, 2000   Certain forward-looking information was
                       provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

    December 16, 1999  Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

    November 15, 1999  Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

    November 8, 1999   Certain forward-looking information was
                       provided by US Airways to the investment community related to aircraft fleet.


SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2000.

US AIRWAYS GROUP, INC. (REGISTRANT)

By: /s/ Rakesh Gangwal
    --------------------------------
    Rakesh Gangwal, Director, President and Chief Executive
    Officer
    (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on March 15, 2000.


By: /s/ Rakesh Gangwal
    --------------------------------
    Rakesh Gangwal, Director, President and Chief Executive
    Officer
    (Principal Executive Officer)

By: /s/ Thomas A. Mutryn
    --------------------------------
    Thomas A. Mutryn, Chief Financial Officer
   (Principal Financial Officer)


By: /s/ Anita P. Beier
    --------------------------------
    Anita P. Beier, Vice President and Controller
    (Chief Accounting Officer)


By:                     *
    --------------------------------
    Stephen M. Wolf, Director and Chairman

By:                     *
    --------------------------------
    Mathias J. DeVito, Director


By:                     *
    --------------------------------
    Peter M. George, Director


By:                     *
    --------------------------------
    Robert L. Johnson, Director


By:                     *
    --------------------------------
    Robert LeBuhn, Director


By:                     *
    --------------------------------
    John G. Medlin, Jr., Director


By:                     *
    --------------------------------
    Hanne M. Merriman, Director


By:                     *
    --------------------------------
    Thomas H. O'Brien, Director


By:                     *
    --------------------------------
    Hilda Ochoa-Brillembourg, Director


By:                     *
    --------------------------------
    Richard B. Priory, Director


By:                     *
    --------------------------------
    Raymond W. Smith, Director


By: /s/ Thomas A. Mutryn
    --------------------------------
    Thomas A. Mutryn, Attorney-In-Fact

* Signed pursuant to power of attorney filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2000.

US AIRWAYS, INC. (REGISTRANT)

By: /s/ Rakesh Gangwal
    -------------------------------
    Rakesh Gangwal, Director, President and Chief Executive
    Officer
    (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways and in the capacities indicated, on March 15, 2000.

By: /s/ Rakesh Gangwal
    -------------------------------
    Rakesh Gangwal, Director, President and Chief Executive
    Officer
    (Principal Executive Officer)

By: /s/ Thomas A. Mutryn
    -------------------------------
    Thomas A. Mutryn, Chief Financial Officer
    (Principal Financial Officer)

By: /s/ Anita P. Beier
    --------------------------------
    Anita P. Beier, Vice President and Controller
    (Chief Accounting Officer)


By:                     *
    --------------------------------
    Stephen M. Wolf, Director and Chairman


By:                     *
    --------------------------------
    Mathias J. DeVito, Director


By:                     *
    --------------------------------
    Peter M. George, Director


By:                     *
    --------------------------------
    Robert L. Johnson, Director


By:                     *
    --------------------------------
    Robert LeBuhn, Director


By:                     *
    --------------------------------
    John G. Medlin, Jr., Director

By:                     *
    --------------------------------
    Hanne M. Merriman, Director


By:                     *
    --------------------------------
    Thomas H. O'Brien, Director


By:                     *
    --------------------------------
    Hilda Ochoa-Brillembourg, Director


By:                     *
    --------------------------------
    Richard B. Priory, Director



By:                     *
    --------------------------------
    Raymond W. Smith, Director


By: /s/ Thomas A. Mutryn
    -------------------------------
    Thomas A. Mutryn, Attorney-In-Fact

* Signed pursuant to power of attorney filed herewith.

