Form 10-Q
period 2000-05-11
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2000-05-11
CIK 701345, 714560

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ------------

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

              Yes     X                   No
                   ------                   ------

     As of April 30, 2000 there were outstanding approximately
66,619,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.


                      US AIRWAYS GROUP, INC.
                              AND
                        US AIRWAYS, INC.
                           FORM 10-Q
             QUARTERLY PERIOD ENDED MARCH 31, 2000


                       TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                Page
                                                              ----

    Item 1A. Financial Statements- US Airways Group, Inc.

      Condensed Consolidated Statements of Operations
        - Three Months Ended March 31, 2000 and 1999            1
      Condensed Consolidated Balance Sheets
        - March 31, 2000 and December 31, 1999                  2
      Condensed Consolidated Statements of Cash Flows
        - Three Months Ended March 31, 2000 and 1999            3
      Notes to Condensed Consolidated Financial Statements      4

    Item 1B. Financial Statements-US Airways, Inc.

      Condensed Consolidated Statements of Operations
        - Three Months Ended March 31, 2000 and 1999            8
      Condensed Consolidated Balance Sheets
        - March 31, 2000 and December 31, 1999                  9
      Condensed Consolidated Statements of Cash Flows
        - Three Months Ended March 31, 2000 and 1999           10
      Notes to Condensed Consolidated Financial Statements     11

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations               13


    Item 3.  Quantitative and Qualitative Disclosures
             about Market Risk                                 19


PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings                                 19

    Item 6.  Exhibits and Reports on Form 8-K                  20

SIGNATURES                                                     21


                         US Airways Group, Inc.
              Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 2000 and 1999 (unaudited)
                   (in millions, except per share amounts)

                                              2000             1999
                                              ----             ----
Operating Revenues
  Passenger transportation                  $1,884            $1,856
  Cargo and freight                             39                40
  Other                                        175               176
                                             -----             -----
    Total Operating Revenues                 2,098             2,072

Operating Expenses
  Personnel costs                              876               801
  Aviation fuel                                274               129
  Commissions                                   90               124
  Aircraft rent                                126               114
  Other rent and landing fees                  112               108
  Aircraft maintenance                         130               117
  Other selling expenses                       108               101
  Depreciation and amortization                 91                80
  Other                                        430               409
                                             -----             -----
    Total Operating Expenses                 2,237             1,983
                                             -----             -----

    Operating Income (Loss)                   (139)               89

Other Income (Expense)
  Interest income                               13                15
  Interest expense                             (57)              (50)
  Interest capitalized                           9                 8
  Other, net                                    (1)               13
                                             -----             -----
    Other Income (Expense), Net                (36)              (14)
                                             -----             -----

Income (Loss) Before Taxes and
    Cumulative Effect of Accounting Change    (175)               75
  Provision (Credit) for Income Taxes          (60)               29
                                             -----             -----
Income (Loss) Before Cumulative Effect
    of Accounting Change                      (115)               46
Cumulative Effect of Accounting Change,
    Net of Applicable Income Taxes
    of $63 Million                            (103)                -
                                             -----             -----
Net Income (Loss)                           $ (218)           $   46
                                             =====             =====

Earnings (Loss) per Common Share
  Basic
      Before Accounting Change            $  (1.72)          $  0.57
      Cumulative Effect of
           Accounting Change              $  (1.55)          $     -
                                            ------             -----
      Net Earnings (Loss)
           per Common Share               $  (3.27)          $  0.57
                                            ======             =====
  Diluted
      Before Accounting Change            $  (1.72)          $  0.56
      Cumulative Effect of
           Accounting Change              $  (1.55)          $     -
                                            ------             -----
      Net Earnings (Loss)
           per Common Share               $  (3.27)          $  0.56
                                            ======             =====

Shares Used for Computation (000)
  Basic                                     66,500            79,464
  Diluted                                   66,500            80,953

See accompanying Notes to Condensed Consolidated Financial Statements.


                          US Airways Group, Inc.
                  Condensed Consolidated Balance Sheets
             March 31, 2000 (unaudited) and December 31, 1999
                              (in millions)

                                              March 31,    December 31,
                                                2000           1999
                                             ---------     -----------
  ASSETS
Current Assets
  Cash                                         $    48         $    31
  Cash equivalents                                 967             215
  Short-term investments                           353             624
  Receivables, net                                 425             387
  Materials and supplies, net                      229             226
  Deferred income taxes                            404             348
  Prepaid expenses and other                       250             265
                                                ------          ------
    Total Current Assets                         2,676           2,096
Property and Equipment
  Flight equipment                               5,967           5,672
  Ground property and equipment                  1,047           1,011
  Less accumulated depreciation
    and amortization                            (2,985)         (2,919)
                                                ------          ------
                                                 4,029           3,764
  Purchase deposits for flight equipment           308             285
                                                ------          ------
    Total Property and Equipment                 4,337           4,049
Other Assets
  Goodwill, net                                    565             569
  Other intangibles, net                           348             358
  Other assets, net                                615             613
                                                ------          ------
    Total Other Assets                           1,528           1,540
                                                ------          ------
                                               $ 8,541         $ 7,685
                                                ======          ======

  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt         $   794         $   116
  Accounts payable                                 518             474
  Traffic balances payable and
     unused tickets                              1,093             635
  Accrued aircraft rent                             99             236
  Accrued salaries, wages and vacation             342             341
  Other accrued expenses                           665             699
                                                ------           -----
    Total Current Liabilities                    3,511           2,501
Noncurrent Liabilities
  Long-term debt, net of current maturities      2,080           2,113
  Accrued aircraft rent                            314             279
  Deferred gains, net                              500             500
  Postretirement benefits other than pensions    1,341           1,323
  Employee benefit liabilities and other         1,127           1,086
                                                 -----           -----
    Total Noncurrent Liabilities                 5,362           5,301
Commitments and Contingencies
Stockholders' Equity (Deficit)
  Common stock                                     101             101
  Paid-in capital                                2,252           2,268
  Retained earnings (deficit)                     (769)           (551)
  Common stock held in treasury, at cost        (1,828)         (1,852)
  Deferred compensation                            (88)            (83)
                                                ------           -----
    Total Stockholders' Equity (Deficit)          (332)           (117)
                                                ------           -----
                                               $ 8,541         $ 7,685
                                                ======           =====


See accompanying Notes to Condensed Consolidated Financial Statements.


                           US Airways Group, Inc.
              Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 and 1999 (unaudited)
                              (in millions)


                                                              2000      1999
                                                              ----      ----

Cash flows from operating activities
   Net income (loss)                                       $  (218)    $  46
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities
         Depreciation and amortization                          91        80
         Losses (gains) on dispositions of property             (1)       (1)
         Amortization of deferred gains and credits            (10)       (7)
         Cumulative effect of accounting change,
            net of applicable income taxes                     103         -
         Other                                                  12        21
         Changes in certain assets and liabilities
             Decrease (increase) in receivables               (120)      (53)
             Decrease (increase) in materials and supplies,
                  prepaid expenses and pension assets           12        27
             Decrease (increase) in deferred income taxes      (13)       (3)
             Increase (decrease) in traffic balances
                  payable and unused tickets                   292       161
             Increase (decrease) in accounts payable and
                  accrued expenses                              (8)      (16)
             Increase (decrease) in postretirement benefits
                  other than pensions, noncurrent               18        21
                                                             -----     -----
                    Net cash provided by (used for)
                        operating activities                   158       276

Cash flows from investing activities
   Capital expenditures                                       (363)     (241)
   Proceeds from dispositions of property                        2         3
   Proceeds from exercise of Sabre options                      81         -
   Decrease (increase) in short-term investments               263       (14)
   Decrease (increase) in restricted cash and investments       (1)        -
   Other                                                         3         2
                                                             -----     -----
                    Net cash provided by (used for)
                        investing activities                   (15)     (250)

Cash flows from financing activities
   Proceeds from the sale-leaseback of aircraft                  -       132
   Proceeds from issuance of long-term debt                    662         -
   Principal payments on long-term debt                        (17)      (67)
   Purchases of Common Stock                                   (20)     (339)
   Sales of treasury stock                                       1         1
                                                             -----     -----
                    Net cash provided by (used for)
                        financing activities                   626      (273)
                                                             -----     -----
Net increase (decrease) in Cash and Cash equivalents           769      (247)
                                                             -----     -----
Cash and Cash equivalents at beginning of period               246       612
                                                             -----     -----
Cash and Cash equivalents at end of period                  $1,015    $  365
                                                             =====     =====


Noncash investing and financing activities
     Net unrealized gain on available-for-sale securities,
          net of income tax effect                          $    -    $   22


Supplemental Information
     Cash paid during the period for interest,
          net of amount capitalized                         $   59    $   58
     Net cash paid during the period for income taxes       $   53    $   27

See accompanying Notes to Condensed Consolidated Financial Statements.


                      US AIRWAYS GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's and US Airways, Inc.'s (US Airways, the Company's principal operating subsidiary) Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1999.

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

     Certain 1999 amounts have been reclassified to conform with 2000 classifications.

     (b)  FREQUENT TRAVELER PROGRAM

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. In the first quarter, the Company changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing revenue when credits are sold, to deferring a portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds will continue to be recognized immediately as a component of Other operating revenues. The Company believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, the Company recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.

                (this space intentionally left blank)


     The pro forma 1999 amounts below are provided to show what US Airways Group would have reported if the new accounting policy had been in effect in periods prior to 2000.

                                           Three Months Ended March 31,
                                            ----------------------------
                                                           Pro Forma
                                                  2000       1999
                                                  ----       ----

Operating Revenues
   Passenger transportation                     $ 1,884    $ 1,889
   Cargo and freight                                 39         40
   Other                                            175        134
                                                  -----       ----
       Total Operating Revenues                 $ 2,098    $ 2,063
                                                  =====      =====

Net Income (Loss)                               $  (218)   $    40
                                                  =====      =====

Earnings (Loss) Per Common Share
   Basic                                         $(3.27)   $  0.50
   Diluted                                       $(3.27)   $  0.49

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


                                               Three Months Ended March 31,
                                               ----------------------------
                                                      2000          1999
                                                      ----          ----
Earnings (loss) applicable to common stockholders
  before cumulative effect of accounting change     $ (115)        $  46
                                                      ====           ===

Common shares:
Weighted average common shares outstanding (basic)      67            79
Incremental shares related to outstanding
         stock options (1)                               -             2
                                                      ----           ---
Weighted average common shares outstanding (diluted)    67            81
                                                      ====           ===

EPS before accounting change -Basic                 $(1.72)      $  0.57
EPS before accounting change -Diluted               $(1.72)      $  0.56

(1) Option effect is antidilutive and therefore excluded for the three months ended March 31, 2000.

Note: EPS amounts may not recalculate due to rounding.

3.  COMPREHENSIVE INCOME

     Comprehensive income (loss) was $(218) million and $68 million for the quarters ended March 31, 2000 and 1999, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed primarily of changes in the fair value of the Company's equity investments.


4.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     The Company has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiary US Airways Investment Management Company, Inc.) and Shuttle, Inc. The US Airways Express segment includes the operations of the Company's three wholly-owned regional airlines and activity resulting from marketing agreements with two non-owned US Airways Express air carriers. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments.

     Financial information for each reportable operating segment is set forth below (in millions):

                                          Three Months Ended March 31,
                                          ----------------------------
                                              2000           1999
                                              ----           ----
Operating Revenues:
     US Airways external                    $1,895         $1,890
     US Airways intersegment                    17             15
     US Airways Express external               195            182
     US Airways Express intersegment            10              8
     All Other                                   8              -
     Intersegment elimination                  (27)           (23)
                                             -----          -----
                                            $2,098         $2,072
                                             =====         ======

Income (Loss) Before Taxes and Cumulative
   Effect of Accounting Change:
     US Airways                            $  (188)        $   73
     US Airways Express                          6             25
     All Other                                   7            (23)
                                             -----          -----
                                           $  (175)        $   75
                                             =====          =====

5.  LONG-TERM DEBT

     On December 10, 1999, the Company entered into $500 million senior secured credit facilities (Facilities) with a syndicate of financial institutions. The Facilities are structured as a $250 million, 364-day revolving loan facility, renewable annually for each of the next two years, and a $250 million, 3-year revolving loan facility. The Facilities are collateralized by a group of aircraft and slots. The Company has the right to prepay any loans or terminate the commitment, in whole or in part, at any time without premium or penalty. On March 15, 2000, the Company received loan proceeds of $500 million from its Facilities. The effective interest rate for borrowing against the Facilities is a floating rate based on the London Interbank Offered Rate (LIBOR). On May 4, 2000, the Company repaid the $500 million it had drawn against its Facilities.

     In addition, during the first quarter of 2000 the Company borrowed $162 million to finance new Airbus aircraft deliveries.

6.  COMMITMENTS TO PURCHASE FLIGHT EQUIPMENT

     As of March 31, 2000, the Company had 108 A320-family aircraft on firm order, 196 A320-family aircraft subject to reconfirmation prior to scheduled delivery and options for 50 additional A320-family aircraft. With respect to the firm-order A320-family aircraft, 44 are expected to be delivered during the balance of 2000 and the remaining A320-family aircraft are expected to be delivered in the years 2001 through 2006. As of March 31, 2000, the Company had nine A330-300 aircraft on firm order, four A330-300 aircraft subject to reconfirmation prior to scheduled delivery and options for 16 additional A330-300 aircraft. With respect to the firm-order A330-300 aircraft, six are expected to be delivered during the balance of 2000 and the remaining A330-300 aircraft are expected to be delivered in the years 2001 through 2004.

     The minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $1.85 billion for the nine months ended December 31, 2000, $1.14 billion in 2001, $490 million in 2002, $290 million in 2003 and $504 million thereafter.

7.  SUBSEQUENT EVENTS

     On May 1, 2000, US Airways' flight attendants, who are members of the Association of Flight Attendants, approved a five-year labor contract.

     The Federal Aviation Administration has designated John F. Kennedy International Airport (Kennedy) and LaGuardia Airport (LaGuardia) in New York, O'Hare International Airport in Chicago (O'Hare) and Ronald Reagan Washington National Airport in Washington, D.C. (Reagan National) as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was enacted which eliminates slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of this legislation, the Company will perform an evaluation in the second quarter in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The assessment could result in the recording of an impairment charge for the amount that the carrying value of the slots exceeds the fair value of the slots, the acceleration of amortization over the remaining useful life, or some combination thereof.


                      (this space intentionally left blank)


                               US Airways, Inc.
               Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 2000 and 1999 (unaudited)
                                (in millions)


                                                   2000           1999
                                                   ----           ----

Operating Revenues
  Passenger transportation                       $1,684         $1,661
  US Airways Express transportation revenues        191            177
  Cargo and freight                                  38             39
  Other                                             146            163
                                                  -----          -----
    Total Operating Revenues                      2,059          2,040

Operating Expenses
  Personnel costs                                   812            744
  Aviation fuel                                     253            119
  Commissions                                        83            113
  Aircraft rent                                     108             98
  Other rent and landing fees                       101             99
  Aircraft maintenance                              103             88
  Other selling expenses                             97             91
  Depreciation and amortization                      82             73
  US Airways Express capacity purchases             179            146
  Other                                             376            376
                                                  -----          -----
    Total Operating Expenses                      2,194          1,947
                                                  -----          -----

    Operating Income (Loss)                        (135)            93

Other Income (Expense)
  Interest income                                    24             49
  Interest expense                                  (57)           (50)
  Interest capitalized                                3              4
  Other, net                                         (1)            13
                                                  -----          -----
    Other Income (Expense), Net                     (31)            16
                                                  -----          -----

Income (Loss) Before Taxes and Cumulative
  Effect of Accounting Change                      (166)           109
    Provision (Credit) for Income Taxes             (58)            42
                                                  -----          -----

Income (Loss) Before Cumulative Effect
  of Accounting Change                             (108)            67

Cumulative Effect of Accounting Change, Net of
  Applicable Income Taxes of $63 Million           (103)             -
                                                  -----          -----

Net Income (Loss)                               $  (211)       $    67
                                                  =====          =====


See accompanying Notes to Condensed Consolidated Financial Statements.


                                US Airways, Inc.
                    Condensed Consolidated Balance Sheets
               March 31, 2000 (unaudited) and December 31, 1999
                                (in millions)

                                                  March 31,    December 31,
                                                    2000           1999
                                                    ----           ----
  ASSETS
Current Assets
     Cash                                       $     20       $     13
     Cash equivalents                                966            215
     Short-term investments                          353            624
     Receivables, net                                420            385
     Receivables from related parties, net           170            229
     Materials and supplies, net                     198            192
     Deferred income taxes                           397            341
     Prepaid expenses and other                      174            185
                                                   -----          -----
          Total  Current Assets                    2,698          2,184
Property and Equipment
     Flight equipment                              5,697          5,396
     Ground property and equipment                 1,005            970
     Less accumulated depreciation and
        amortization                              (2,847)        (2,786)
                                                   -----          -----
                                                   3,855          3,580
     Purchase deposits for flight
        equipment                                    160             46
                                                   -----          -----
          Total Property and Equipment             4,015          3,626
Other Assets
     Goodwill, net                                   434            438
     Other intangibles, net                          268            278
     Receivable from parent company                  254            281
     Other assets, net                               703            690
                                                   -----          -----
          Total Other Assets                       1,659          1,687
                                                   -----          -----
                                                  $8,372         $7,497
                                                   =====          =====

  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
     Current maturities of long-term debt        $   794       $   116
     Accounts payable                                477           414
     Traffic balances payable and unused tickets   1,093           635
     Accrued aircraft rent                            96           227
     Accrued salaries, wages and vacation            336           336
     Other accrued expenses                          608           638
                                                   -----         -----
          Total Current Liabilities                3,404         2,366
Noncurrent Liabilities
     Long-term debt, net of current maturities     2,068         2,100
     Accrued aircraft rent                           314           277
     Deferred gains, net                             499           499
     Postretirement benefits other than pensions   1,316         1,298
     Employee benefit liabilities and other        1,188         1,143
                                                   -----         -----
          Total Noncurrent Liabilities             5,385         5,317
Commitments and Contingencies
Stockholder's Equity (Deficit)
     Common stock                                      -             -
     Paid-in capital                               2,406         2,406
     Retained earnings (deficit)                    (793)         (582)
     Receivable from parent company               (2,030)       (2,010)
                                                   -----         -----
          Total Stockholder's Equity (Deficit)      (417)         (186)
                                                   -----         -----
                                                  $8,372        $7,497
                                                   =====         =====


See accompanying Notes to Condensed Consolidated Financial Statements.


                              US Airways, Inc.
              Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2000 and 1999 (unaudited)
                                (in millions)


                                                            2000    1999
                                                            ----    ----

Cash flows from operating activities
   Net income (loss)                                     $  (211) $   67
   Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities
       Depreciation and amortization                          82      73
       Losses (gains) on dispositions of property              -      (1)
       Amortization of deferred gains and credits            (10)     (7)
       Cumulative effect of accounting change, net
           of applicable income taxes                        103       -
       Other                                                 (10)    (11)
       Changes in certain assets and liabilities
           Decrease (increase) in receivables               (129)    (50)
           Decrease (increase) in materials and supplies,
               prepaid expenses and pension assets             5     (11)
           Decrease (increase) in deferred income taxes      (12)     (9)
           Increase (decrease) in traffic balances
               payable and unused tickets                    292     161
           Increase (decrease) in accounts payable
               and accrued expenses                           11      40
           Increase (decrease) in postretirement
               benefits other than pensions, noncurrent       18      21
                                                           -----   -----
                   Net cash provided by (used for)
                    operating activities                     139     273

Cash flows from investing activities
   Capital expenditures                                     (297)   (206)
   Proceeds from dispositions of property                      1       3
   Proceeds from exercise of Sabre options                    81       -
   Decrease (increase) in short-term investments             263     (14)
   Decrease (increase) in restricted cash and investments     (1)      -
   Funding of parent company's common stock purchases        (20)   (339)
   Funding of parent company's aircraft purchase deposits    (57)    (27)
   Other                                                       3       1
                                                           -----   -----
                   Net cash provided by (used for)
                    investing activities                     (27)   (582)

Cash flows from financing activities
   Proceeds from the sale-leaseback of aircraft                -     132
   Proceeds from issuance of long-term debt                  662       -
   Principal payments on long-term debt                      (16)    (67)
                                                           -----   -----
                   Net cash provided by (used for)
                    financing activities                     646      65
                                                           -----   -----
Net increase (decrease) in Cash and Cash equivalents         758    (244)
                                                           -----   -----
Cash and Cash equivalents at beginning of period             228     604
                                                           -----   -----
Cash and Cash equivalents at end of period                $  986  $  360
                                                           =====   =====

Noncash investing and financing activities
   Net unrealized gain on available-for-sale
        securities, net of income tax effect              $    -  $   22
   Reduction of parent company receivable-
        assignment of aircraft purchase rights
        by parent company                                 $  160  $   70


Supplemental Information
   Cash paid during the period for interest,
        net of amount capitalized                         $   58  $   58
   Net cash paid during the period for income taxes       $   53  $   27


See accompanying Notes to Condensed Consolidated Financial Statements.


                            US AIRWAYS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiary US Airways Investment Management Company, Inc. (USIM). US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1999.

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

     Certain 1999 amounts have been reclassified to conform with 2000 classifications.

     (b)  FREQUENT TRAVELER PROGRAM

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. In the first quarter, US Airways changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing revenue when credits are sold, to deferring a portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds will continue to be recognized immediately as a component of Other operating revenues. US Airways believes the new method results in a better matching of revenue with the period in which travel services are provided.
In connection with the change, US Airways recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.


                  (this space intentionally left blank)


     The pro forma 1999 amounts below are provided to show what
US Airways would have reported if the new accounting policy had been in effect in periods prior to 2000.

                                 Three Months Ended March 31,
                                 ----------------------------
                                                  Pro Forma
                                         2000       1999
                                         ----       ----
Operating Revenues
   Passenger transportation           $ 1,684    $ 1,694
   US Airways Express
       transportation revenues            191        177
   Cargo and freight                       38         39
   Other                                  146        121
                                        -----      -----
     Total Operating Revenues         $ 2,059    $ 2,031
                                        =====      =====

Net Income (Loss)                     $  (211)   $    61
                                        =====      =====

2.  COMPREHENSIVE INCOME

     Comprehensive income (loss) was $(211) million and $89 million for the quarters ended March 31, 2000 and 1999, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income is composed primarily of changes in the fair value of US Airways' equity investments.

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

     Financial information for each reportable operating segment is set forth below (in millions):

                                 Three Months Ended March 31,
                                 ----------------------------
                                       2000          1999
                                       ----         -----
Operating Revenues:
     US Airways                     $ 1,868        $1,863
     US Airways Express                 191           177
                                      -----         -----
                                    $ 2,059        $2,040
                                      =====         =====

Income (Loss) Before Taxes and Cumulative
   Effect of Accounting Change:
     US Airways                     $  (189)       $   76
     US Airways Express                  12            31
     All Other                           11             2
                                      -----         -----
                                    $  (166)       $  109
                                      =====         =====

4.  RELATED PARTY TRANSACTIONS

     US Airways provides various loans to US Airways Group including the advancing of funds to purchase US Airways Group's common stock which is recorded as a reduction of Stockholder's
Equity. Interest, at market rates, was accrued on these advances through September 30, 1999 at which time such advances became non-interest bearing. Interest income related to this receivable was $24 million for the three months ended March 31, 1999.

5.  LONG-TERM DEBT

     Please refer to Note 5 in US Airways Group's Notes to
Condensed Consolidated Financial Statements on page 6 of this report related to long-term debt.

6.  COMMITMENTS TO PURCHASE FLIGHT EQUIPMENT

     Please refer to Note 6 in US Airways Group's Notes to
Condensed Consolidated Financial Statements on page 6 of this report related to commitments to purchase flight equipment.

7.  SUBSEQUENT EVENTS

     Please refer to Note 7 in US Airways Group's Notes to
Condensed Consolidated Financial Statements on page 7 of this report related to subsequent events.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

                        GENERAL INFORMATION

     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.'s (US Airways Group or the Company) and US Airways, Inc.'s (US Airways) Annual Report to the United States Securities and Exchange Commission
(SEC) on Form 10-K for the year ended December 31, 1999. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company and US Airways, but rather updates disclosures made in the aforementioned filing.

     Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: economic conditions; labor costs; financing costs; aviation fuel costs; competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation; consumer perceptions of the Company's products; demand for air transportation in the markets in which the Company operates; other operational matters discussed below and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.


                       FINANCIAL OVERVIEW

     For the first quarter of 2000, the Company's operating revenues were $2.1 billion, operating loss was $139 million, loss before cumulative effect of accounting change was $115 million and diluted loss per common share before cumulative effect of accounting change was $1.72. For the comparative period in 1999, operating revenues were $2.1 billion, operating income was $89 million, income before cumulative effect of accounting change was $46 million and diluted earnings per common share before cumulative effect of accounting change was $0.56.


     The major factors that influenced the Company's financial performance for the first quarter 2000 included significantly higher fuel prices, severe winter weather along the Eastern United States (U.S.) in January and reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown (see "Update on Strategic Objectives Progress" below) and passenger apprehensions of flying on or around December 31, 1999 ("Y2K"). Nevertheless, as discussed below the Company made significant progress in its five-point business plan.

              UPDATE ON STRATEGIC OBJECTIVES PROGRESS

     The Company's actions continue to follow its five-point business plan:

-    Achieve a competitive cost structure,
-    Exploit the route network,
-    Rationalize the fleet,
-    Change the culture of the company,
-    Become the "Carrier of Choice."

     Since the end of 1999, the Company made additional progress related to its five-point business plan.

     In recent years, US Airways has worked closely with its employees covered by collective bargaining agreements to create labor contracts that are mutually beneficial to US Airways and the employees. Through the end of 1999, US Airways had achieved this with all major employee groups except those represented by the Association of Flight Attendants (AFA), which represents US Airways flight attendant employees. The AFA had publicly threatened that it would conduct an organized strike campaign it had named "CHAOS" (Create Havoc Around Our System) if no agreement was reached by March 25, 2000, the end of a 30-day cooling off period. In response, US Airways announced that it would shut down its operations on that date if an agreement was not reached. On March 25, 2000, US Airways reached a tentative agreement with the AFA, which was later ratified by the union membership on May 1, 2000. With this ratification, US Airways now believes that all labor contracts with its major employee groups are cost competitive.

     On February 10, 2000, the US Airways Air Line Pilots Association (ALPA) Master Executive Council (MEC) and US Airways Shuttle ALPA MEC announced the approval of an agreement clearing the way for the integration of the US Airways Shuttle pilot group into the US Airways pilot group. The Company plans to complete the integration of US Airways Shuttle into US Airways no later than June 30, 2000, with the corporate merger of Shuttle, Inc. into US Airways to be effective July 1, 2000.

     US Airways continues to expand international service. A majority of transatlantic passengers originate their travel from the Eastern U.S., the Company's primary operating region.
US Airways began to bolster international operations to take advantage of its strategic position in 1996. In March, US Airways received its first A330-300 widebody aircraft. US Airways introduced three-class transatlantic service when the A330 was placed into service on May 4th between Philadelphia and Paris. A premium First Class cabin was added to an expanded Envoy Class service and a comfortable Economy Class cabin. Since the end of 1999, US Airways added service between Charlotte and both Paris and Frankfurt on April 13th and May 11th, respectively. In addition, US Airways will add service between Philadelphia and Manchester, England on May 25th. In early April 2000, US Airways received approval from the Department of Transportation to operate daily nonstop flights between Pittsburgh and London's Gatwick Airport. US Airways expects this service to begin in July 2000.

     With regards to rationalizing the fleet, the Company received six A320-family aircraft and one A330 aircraft into its fleet during the first quarter and retired one DC-9-30 aircraft.
The Airbus


aircraft are more fuel efficient, are less costly to maintain, have greater range capabilities and provide certain customer service advantages over the aircraft they replace. During 2000, the Company expects to take delivery of 50 A320-family aircraft and seven A330 aircraft and retire 17 B737-200 aircraft, four B727-200 aircraft and 15 DC-9-30 aircraft.

                 RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25." Among other issues, FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB
25) regarding (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN 44 that affect the Company are to be applied on a prospective basis effective July 1, 2000. The Company does not expect FIN 44 to have a material impact on its results of operations or financial condition.

                       OTHER INFORMATION

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. In the first quarter, the Company changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing revenue when credits are sold, to deferring a portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds will continue to be recognized immediately as a component of Other operating revenues. The Company believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, the Company recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.

     The Federal Aviation Administration has designated John F. Kennedy International Airport (Kennedy) and LaGuardia Airport (LaGuardia) in New York, O'Hare International Airport in Chicago (O'Hare) and Ronald Reagan Washington National Airport in Washington, D.C. (Reagan National) as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was enacted which eliminates slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of this legislation, the Company will perform an evaluation in the second quarter in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The assessment could result in the recording of an impairment charge for the amount that the carrying value of the slots exceeds the fair value of the slots, the acceleration of amortization over the remaining useful life, or some combination thereof.

     Among other things, the legislation encourages the development of air service to smaller communities from slot-controlled airports. In connection with this, several airlines have announced increases in regional jet flights from New York's LaGuardia airport to cities in the East, South and Midwest, which are served by the Company. At this time, the Company cannot predict the outcome of the announced plans.

     Regional jet aircraft add a great deal of flexibility to the US Airways system because they can operate effectively in markets too small for US Airways' jet service and with stage lengths too great for turboprop aircraft. The number of regional aircraft operated by US Airways is limited by provisions in US Airways' pilot labor contract. In April 2000, US Airways' pilots ratified an agreement whereby US Airways can increase the number of regional jet aircraft operated from 35 to 70. US Airways is currently evaluating where and when it will deploy the additional aircraft.

RESULTS OF OPERATIONS

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1A of this report) and in selected US Airways operating and financial statistics. Except where noted, operating statistics referred to below are for scheduled service only.

                 THREE MONTHS ENDED MARCH 31, 2000
                       COMPARED WITH THE
                 THREE MONTHS ENDED MARCH 31, 1999

OPERATING REVENUES-Passenger transportation revenues increased $28 million. On a pro forma basis, passenger revenues for US Airways declined $10 million due to a 1.7% decrease in yield partially offset by a 1.1% increase in revenue passenger miles
(RPMs) for US Airways. See "Selected US Airways Operating and Financial Statistics" below for additional information related to US Airways' RPMs and Note 1(b) in Part I, Items 1A and 1B for additional information related to the Dividend Miles revenue recognition change. Passenger transportation revenues for Shuttle, Inc. and the three wholly-owned regional airlines were relatively flat. Other operating revenues were flat. However, on a pro forma basis these revenues would have increased by $41 million. The increase is principally due to revenues from sales of fuel to third parties (rate-driven) and to revenues generated from sales of capacity (available seat miles or ASMs) on Mesa Airlines, Inc. (Mesa) and Chautauqua Airlines, Inc. (Chautauqua-this agreement began in July 1999) and an increase in frequent traveler mileage credits sold to partners. The increased revenues resulting from sales of capacity on Mesa and Chautauqua are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

OPERATING EXPENSES-The Company's Personnel costs increased 9.4% due to capacity driven increases in full time equivalents and flight hours. Certain employee groups also received higher rates of pay. Aviation fuel increased significantly due primarily to average fuel prices increasing 105.2% over their prior year level. Commissions decreased 27.4% due primarily to an October 1999 revision in the general commission rate paid to travel agents from 8% to 5%. Aircraft rent increased 10.5% related to the leases of Airbus aircraft delivered during 1999. Aircraft maintenance increased 11.1% as the Company successfully eliminated the backlog of aircraft waiting for scheduled maintenance. Depreciation and amortization increased due to amortization of capitalized software costs (related primarily to information systems provided by Sabre, Inc. (Sabre)), the purchase of new Airbus aircraft and higher depreciation expenses associated with reducing the remaining depreciable life of certain DC-9-30 and B737-200 aircraft. Other operating expenses increased due to expenses from sales of fuel to third parties (rate-driven) and to expenses related to purchases of capacity
(ASMs) on Mesa and Chautauqua (Chautauqua agreement began in July
1999). These increases were partially offset by lower expenses associated with US Airways' information systems contract with Sabre. Expenses in 1999 related to the Sabre contract were higher than normal due to a high number of scheduled data migration projects during that period.

OTHER INCOME (EXPENSE)-Interest expense increased due to more debt outstanding. The Company's outstanding long-term debt (including current maturities) has increased $915 million since March 31, 1999 primarily due to $500 million receipt of proceeds from its senior secured credit facilities and flight equipment financing related to the new Airbus aircraft. Other, net for the first quarter of 1999 includes a $9.9 million gain which resulted from the sale of approximately 30% of US Airways' interest in Equant n.v.


PROVISION (CREDIT) FOR INCOME TAXES-The book tax rate declined from approximately 40% to 35%. The tax credit in the first quarter of 2000 results from the tax benefit associated with the pretax loss, offset by the tax effect of the Company's permanent tax differences.

EARNINGS (LOSS) PER COMMON SHARE-The first quarter 2000 earnings per common share number was adversely affected by the Company's loss position and a lower share number stemming from the share repurchases that occurred mostly in 1999.



               SELECTED US AIRWAYS OPERATING AND FINANCIAL STATISTICS (NOTE 1)
                                                             Three Months
                                                            Ended March 31,    Increase
                                                             2000     1999    (Decrease)
                                                             ----     ----   -----------
Revenue passengers (thousands)*                            12,804   12,998      (1.5) %
Total revenue passenger miles (RPMs) (millions) (Note 2)    9,676    9,573       1.1  %
RPMs (millions)*                                            9,660    9,553       1.1  %
Total available seat miles (ASMs) (millions) (Note 3)      15,057   14,134       6.5  %
ASMs (millions)*                                           15,037   14,107       6.6  %
Passenger load factor* (Note 4)                              64.2 %   67.7 %    (3.5) pts.
Break-even load factor (Note 5)                              70.8 %   65.0 %     5.8  pts.
Yield* (Notes 6 and 12)                                     17.43 c  17.73 c    (1.7) %
Passenger revenue per ASM* (Notes 7 and 12)                 11.20 c  12.01 c    (6.7) %
Revenue per ASM (Notes 8 and 12)                            12.40 c  13.12 c    (5.5) %
Cost per ASM (Note 9)                                       13.39 c  12.75 c     5.0  %
Average passenger journey (miles)*                            754      735       2.6  %
Average stage length (miles)*                                 614      614         -
Revenue aircraft miles (millions)*                            111      105       5.7  %
Cost of aviation fuel per gallon (Note 10)                  88.81 c  43.27 c   105.2  %
Cost of aviation fuel per gallon,
    excluding fuel taxes (Note 11)                          82.32 c  37.17 c   121.5  %
Gallons of aviation fuel consumed (millions)                  285      275       3.6  %
Number of aircraft in operating fleet at period-end           387      377       2.7  %
Full-time equivalent employees at period-end               42,727   38,832      10.0  %

*   Scheduled service only (excludes charter service).
c = cents

Note 1.    Operating statistics include US Airways' "mainline" operations as well as the operations of its low-cost product, MetroJet. Operating statistics include free frequent travelers and the related miles they flew.  Revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways' financial results for purposes of financial statistical calculations for better comparability between periods.
Note 2.    Revenue passenger miles-Revenue passengers multiplied by the number of miles they flew.
Note 3.    Available seat miles-Seats available multiplied by the number of miles flown (a measure of capacity).
Note 4.    Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
Note 5.    Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
Note 6.    Passenger transportation revenue divided by RPMs.
Note 7.    Passenger transportation revenue divided by ASMs (a measure of unit revenue).
Note 8.    Total Operating Revenues divided by ASMs (a measure of unit revenue).
Note 9.    Total Operating Expenses divided by ASMs (a measure of unit cost).
Note 10.   Includes the base cost of aviation fuel, fuel taxes and transportation charges.
Note 11.   Includes the base cost of aviation fuel and transportation charges (excludes fuel taxes).
Note 12.   Effective January 1, 2000, US Airways changed its accounting policy related to
           Dividend Miles revenue recognition in connection with guidance found in the
           Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue
           Recognition in Financial Statements."  The 1999 amount has been adjusted to show what US Airways would have reported if the new accounting policy had been in effect in periods prior to 2000.

     Capacity (as measured by ASMs) increased 6.6% while RPMs increased 1.1% resulting in a 64.2% passenger load factor, a 3.5 percentage point decrease. The relatively lower RPM growth in the first quarter resulted from severe winter weather along the Eastern U.S. particularly in January and reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown and passenger apprehensions of flying on or around December 31, 1999 ("Y2K").

     US Airways' unit revenue (revenue per ASM) fell 5.5% reflecting relatively flat revenues on increased capacity. Its unit cost (cost per ASM) increased 5.0% reflecting significantly higher fuel costs and higher personnel costs. If US Airways had experienced the same rate for fuel during the quarter ended March 31, 2000 as that of the comparable prior year period, unit cost would have decreased 1.7%.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company's Cash, Cash equivalents and Short-term investments totaled $1.4 billion, including $500 million in proceeds received from the senior secured credit facilities. The Company's ratio of current assets to current liabilities (current ratio) was 0.8 (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1A of this report). As of December 31, 1999, the Company's Cash, Cash equivalents and Short-term investments totaled $870 million and the current ratio was 0.8.

     For the first three months of 2000, the Company's operating activities provided net cash of $158 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report) compared to $276 million for the first three months of 1999. Operating cash flows during the first quarter of 2000 were adversely affected by the same factors that adversely affected financial results during that period (see discussion in "Results of Operations").

     For the first three months of 2000, investing activities included cash outflows of $363 million related to capital expenditures. Capital expenditures included $291 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment (including training equipment) and miscellaneous assets. During January 2000, US Airways received $81 million related to its December 1999 exercise of Sabre options. The net cash used for investing activities for the quarter ended March 31, 2000 was $15 million. For the first three months of 1999, investing activities included cash outflows of $241 million related to capital expenditures. Capital expenditures included $221 million for aircraft and aircraft-related assets, including the purchase of five new Airbus A320-family aircraft, the purchase of two operating aircraft that were previously leased and purchase deposits related to new Airbus aircraft scheduled for future delivery. Net cash used for the quarter ended March 31, 1999 was $250 million.

     Net cash provided by financing activities during the first three months of 2000 was $626 million. US Airways received proceeds of $500 million and $162 million from its senior secured credit facilities in March 2000 and mortgage of six A320-family aircraft, respectively. These proceeds were partially offset by the early January purchase of 0.6 million shares of Common Stock on the open market for $20 million and scheduled principal repayments of long-term debt in the amount of $17 million. Net cash used for financing activities during the first three months of 1999 was $273 million, including $339 million related to the Company's purchase of 6.6 million shares of its common stock. Besides normal debt repayments during the first quarter of 1999, US Airways retired early certain debt with a principal amount of $47 million. These cash outflows were partially offset by $132 million of proceeds received from the sale-leaseback of four A320-family aircraft.

     The minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment,


spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $1.85 billion for the nine months ended December 31, 2000, $1.14 billion in 2001, $490 million in 2002, $290 million in 2003 and $504 million thereafter. In 2001, US Airways expects to take deliveries of 23 A320-family and two A330 aircraft. See Note 6 in Part I, Item 1A for additional information related to Airbus aircraft.

UPDATED OUTLOOK FOR 2000

     For the second quarter of 2000, unit cost is expected to be comparable to 1999. Unit cost excluding the increase in fuel prices is expected to improve 3% to 4%. Greater improvements are expected in the third quarter due to better operational performance, more capacity and longer stage length flying. Year-over-year unit revenue performance for the second quarter is expected to improve compared to the performance of the most recent two quarters. Available seat miles are expected to increase 11.5% year-over-year for the second quarter while load factor is expected to be flat for the quarter. The available seat mile increase is anticipated to be driven by a 25% increase in transatlantic flying, a 14% increase in long-haul east-west flying out of hubs and improved operational performance. For the second half of 2000, available seat miles are expected to increase 12%. Approximately 1/3 of the increase is expected to come from long-haul growth in the core network, another 1/3 of the increase is expected to come from growth in the transatlantic operation and the remaining growth is expected to be equally split between larger aircraft in the domestic operation and improvements in operating performance. Available seat miles for 2000 are expected to increase approximately 11% versus 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

     There have been no material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of US Airways Group, Inc. and US Airways, Inc. to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     No new material legal proceedings have commenced during the time period covered by this interim report. In addition, there have been no significant developments in the pending legal proceedings as previously reported on the Annual Report of US Airways Group, Inc. and US Airways, Inc. to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999.


              (this space intentionally left blank)


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

DESIGNATION                        DESCRIPTION

  10.1 Amendment No. 6 dated as of April 19, 2000, to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
  10.2 Amendment No. 1 dated as of March 23, 2000, to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
  18       Letter from KPMG LLP re change in accounting principle
  27.1     Financial Data Schedule-US Airways Group
  27.2     Financial Data Schedule-US Airways

B.  REPORTS ON FORM 8-K

DATE OF REPORT                 SUBJECT OF REPORT


   May 9, 2000       Certain forward-looking information was
                     provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

   May 2, 2000       News release announcing the approval of a
                     five-year labor contract between US Airways and its flight attendants who are members of the Association of Flight Attendants.

   April 19, 2000    News release disclosing the results of
                     operations for both US Airways Group and US
                     Airways for the three months ended March 31, 2000, and selected operating and financial statistics for US Airways for the same period.

   April 11, 2000    Certain forward-looking information was
                     provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

   March 15, 2000    Certain forward-looking information was
                     provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

   March 3, 2000     Documents filed as Exhibits in connection
                     with, and incorporated by reference into, US
                     Airways Group, Inc.'s and US Airways, Inc.'s
                     Registration Statement on Form S-3
                     (Registration No. 333-79825).  The
                     Registration Statement, and a Prospectus
                     Supplement, dated February 25, 2000, to the
                     Prospectus, dated July 30, 1999, relate to the offering of US Airways, Inc. Pass
                     Through Certificates, Series 2000-1, Class G.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                              US Airways Group, Inc. (Registrant)

Date: May 11, 2000             By: /s/ Anita P. Beier
                               --------------------------
                               Anita P. Beier
                               Vice President and Controller
                              (Chief Accounting Officer)


                              US Airways, Inc. (Registrant)

Date: May 11, 2000             By: /s/ Anita P. Beier
                               ---------------------------
                               Anita P. Beier
                               Vice President and Controller
                              (Chief Accounting Officer)

