Form 10-Q
period 2000-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2000-08-11
CIK 701345, 714560

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------


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

     As of July 31, 2000 there were outstanding approximately 67,061,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.


                       US AIRWAYS GROUP, INC.
                               AND
                        US AIRWAYS, INC.
                           FORM 10-Q
               QUARTERLY PERIOD ENDED JUNE 30, 2000


                         TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                   Page
                                                                  ----
  Item 1A.  Financial Statements-US Airways Group, Inc.

    Condensed Consolidated Statements of Operations
    - Three Months and Six Months Ended June 30, 2000 and 1999       1
    Condensed Consolidated Balance Sheets
    - June 30, 2000 and December 31, 1999                            2
    Condensed Consolidated Statements of Cash Flows
    - Six Months Ended June 30, 2000 and 1999                        3
    Notes to Condensed Consolidated Financial Statements             4

  Item 1B.  Financial Statements-US Airways, Inc.

    Condensed Consolidated Statements of Operations
    - Three Months and Six Months Ended June 30, 2000 and 1999       8
    Condensed Consolidated Balance Sheets
    - June 30, 2000 and December 31, 1999                            9
    Condensed Consolidated Statements of Cash Flows
    - Six Months Ended June 30, 2000 and 1999                       10
    Notes to Condensed Consolidated Financial Statements            11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      13

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                              21


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                        22

  Item 4.  Submission of Matters to a Vote of Security Holders      22

  Item 6.  Exhibits and Reports on Form 8-K                         23

SIGNATURES                                                          24


                            US Airways Group, Inc.
                 Condensed Consolidated Statements of Operations
     Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited)
                    (in millions, except per share amounts)

                                     Three Months Ended   Six Months Ended
                                          June 30,           June 30,
                                     ------------------   ----------------
                                          2000     1999      2000     1999
                                          ----     ----      ----     ----
Operating Revenues
  Passenger transportation              $2,212   $2,063    $4,096   $3,919
  Cargo and freight                         39       35        78       75
  Other                                    182      188       357      364
                                         -----    -----     -----    -----
   Total Operating Revenues              2,433    2,286     4,531    4,358

Operating Expenses
  Personnel costs                          878      813     1,754    1,615
  Aviation fuel                            284      162       557      292
  Commissions                               99      130       190      254
  Aircraft rent                            125      105       250      219
  Other rent and landing fees              109      106       220      214
  Aircraft maintenance                     126      120       256      238
  Other selling expenses                   115       95       222      195
  Depreciation and amortization             92       77       183      158
  Other                                    437      399       870      805
                                         -----    -----     -----    -----
   Total Operating Expenses              2,265    2,007     4,502    3,990
                                         -----    -----     -----    -----
   Operating Income                        168      279        29      368

Other Income (Expense)
  Interest income                           25       14        37       29
  Interest expense                         (65)     (47)     (122)     (97)
  Interest capitalized                       8        9        17       17
  Gain on sale of investment                 -      274         -      274
  Other, net                                (1)       3         -       17
                                         -----    -----     -----    -----
   Other Income (Expense), Net             (33)     253       (68)     240
                                         -----    -----     -----    -----
Income (Loss) Before Taxes and
 Cumulative Effect of
 Accounting Change                         135      532       (39)     608
  Provision (Credit) for
   Income Taxes                             55      215        (4)     245
                                         -----    -----     -----    -----
Income (Loss) Before Cumulative
 Effect of Accounting Change                80      317       (35)     363
Cumulative Effect of Accounting Change,
 Net of Applicable Income Taxes
 of $63 Million                              -        -      (103)       -
                                         -----    -----     -----    -----
Net Income (Loss)                       $   80   $  317    $ (138)  $  363
                                         =====    =====     =====    =====
Earnings (Loss) per Common Share
 Basic
  Before Cumulative Effect of
   Accounting Change                    $ 1.19   $ 4.34    $(0.52)  $ 4.76
  Cumulative Effect of
   Accounting Change                    $   -    $   -     $(1.55)  $    -
                                         -----    -----     -----    -----
  Net Earnings (Loss) per Common Share  $ 1.19   $ 4.34    $(2.07)  $ 4.76
                                         =====    =====     =====    =====
 Diluted
  Before Cumulative Effect of
   Accounting Change                    $ 1.17   $ 4.26    $(0.52)  $ 4.67
  Cumulative Effect of
   Accounting Change                    $    -   $    -    $(1.55)  $    -
                                         -----    -----     -----    -----
  Net Earnings (Loss) per Common Share  $ 1.17   $ 4.26    $(2.07)  $ 4.67
                                         =====    =====     =====    =====
Shares Used for Computation (000)
  Basic                                 66,831   72,981    66,665   76,205
  Diluted                               68,282   74,457    66,665   77,671

See accompanying Notes to Condensed Consolidated Financial Statements.

                              US Airways Group, Inc.
                      Condensed Consolidated Balance Sheets
                June 30, 2000 (unaudited) and December 31, 1999
                                   (in millions)


                                                   June 30,    December 31,
                                                     2000         1999
                                                   --------    -----------
   ASSETS
Current Assets
  Cash                                             $    36         $    31
  Cash equivalents                                     619             215
  Short-term investments                               384             624
  Receivables, net                                     407             387
  Materials and supplies, net                          230             226
  Deferred income taxes                                367             348
  Prepaid expenses and other                           220             265
                                                    ------          ------
     Total Current Assets                            2,263           2,096
Property and Equipment
  Flight equipment                                   6,511           5,672
  Ground property and equipment                      1,083           1,011
  Less accumulated depreciation
   and amortization                                 (3,051)         (2,919)
                                                    ------          ------
                                                     4,543           3,764

  Purchase deposits for flight equipment               312             285
                                                    ------          ------
     Total Property and Equipment                    4,855           4,049
Other Assets
  Goodwill, net                                        560             569
  Other intangibles, net                               336             358
  Other assets, net                                    683             613
                                                    ------          ------
     Total Other Assets                              1,579           1,540
                                                    ------          ------
                                                   $ 8,697         $ 7,685
                                                    ======          ======
     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt             $   311         $   116
  Accounts payable                                     540             474
  Traffic balances payable and unused tickets        1,084             635
  Accrued aircraft rent                                153             236
  Accrued salaries, wages and vacation                 309             341
  Other accrued expenses                               503             699
                                                    ------          ------
     Total Current Liabilities                       2,900           2,501
Noncurrent Liabilities
  Long-term debt, net of current maturities          2,400           2,113
  Accrued aircraft rent                                321             279
  Deferred gains, net                                  496             500
  Postretirement benefits other
   than pensions                                     1,356           1,323
  Employee benefit liabilities and other             1,469           1,086
                                                    ------          ------
     Total Noncurrent Liabilities                    6,042           5,301
Commitments and Contingencies
Stockholders' Equity (Deficit)
  Common stock                                         101             101
  Paid-in capital                                    2,241           2,268
  Retained earnings (deficit)                         (689)           (551)
  Common stock held in treasury, at cost            (1,805)         (1,852)
  Deferred compensation                                (93)            (83)
                                                    ------          ------
     Total Stockholders' Equity (Deficit)             (245)           (117)
                                                    ------          ------
                                                   $ 8,697         $ 7,685
                                                    ======          ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                              US Airways Group, Inc.
                  Condensed Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 2000 and 1999 (unaudited)
                                  (in millions)



                                                             2000      1999
                                                             ----      ----
Cash flows from operating activities
  Net income (loss)                                        $ (138)   $  363
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities
      Depreciation and amortization                           183       158
      Gains on dispositions of property                        (3)       (5)
      Gain on sale of investment                                -      (274)
      Amortization of deferred gains and credits              (20)      (15)
      Cumulative effect of accounting change,
        net of applicable income taxes                        103         -
      Other                                                    27        31
      Changes in certain assets and liabilities
        Decrease (increase) in receivables                   (102)      (50)
        Decrease (increase) in materials and
          supplies, prepaid expenses and pension assets        43        47
        Decrease (increase) in deferred income taxes          (58)      (25)
        Increase (decrease) in traffic balances
          payable and unused tickets                          283       121
        Increase (decrease) in accounts payable
          and accrued expenses                                166       241
        Increase (decrease) in postretirement
          benefits other than pensions, noncurrent             33        60
                                                            -----     -----
            Net cash provided by (used for)
              operating activities                            517       652

Cash flows from investing activities
  Capital expenditures                                       (893)     (611)
  Proceeds from dispositions of property                        8        38
  Proceeds from exercise of Sabre options                      81         -
  Proceeds from sale of investment                              -       307
  Decrease (increase) in short-term investments               229        40
  Other                                                         3         3
                                                            -----     -----
            Net cash provided by (used for)
              investing activities                           (572)     (223)

Cash flows from financing activities
  Proceeds from the sale-leaseback of aircraft                  -       300
  Proceeds from issuance of long-term debt                  1,014        12
  Principal payments on long-term debt                       (532)      (81)
  Purchases of Common Stock                                   (20)     (670)
  Sales of treasury stock                                       2         4
                                                            -----     -----
            Net cash provided by (used for)
              financing activities                            464      (435)
                                                            -----     -----
Net increase (decrease) in Cash and Cash equivalents          409        (6)
                                                            -----     -----
Cash and Cash equivalents at beginning of period              246       612
                                                            -----     -----
Cash and Cash equivalents at end of period                 $  655    $  606
                                                            =====     =====

Supplemental Information
  Cash paid during the period for interest,
    net of amount capitalized                              $   97    $   90
  Net cash paid (received) during the period
    for income taxes                                       $  (50)   $   55


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

    (B)  FREQUENT TRAVELER PROGRAM

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. On January 1, 2000, the Company changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing revenue when credits are sold, to deferring a portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds will continue to be recognized immediately as a component of Other operating revenues. The Company believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, the Company recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.


                   (this space intentionally left blank)


                                      4
     The pro forma 1999 amounts below are provided to show what US Airways Group would have reported if the new accounting policy had been in effect in periods prior to 2000.

                                   Three Months            Six Months
                                   Ended June 30,         Ended June 30,
                                   -------------          -------------
                                             Pro                     Pro
                                            Forma                   Forma
                                  2000       1999         2000       1999
                                  ----       ----         ----       ----
Operating Revenues
  Passenger transportation      $2,212      $2,098      $4,096     $3,987
  Cargo and freight                 39          35          78         75
  Other                            182         145         357        279
                                 -----       -----       -----      -----
    Total Operating Revenues    $2,433      $2,278      $4,531     $4,341
                                 =====       =====       =====      =====
Income (Loss) Before Cumulative
 Effect of Accounting Change    $   80      $  313      $  (35)    $  353
                                 =====       =====       =====      =====
Earnings (Loss) Per Common Share
 Before Accounting Change
  Basic                         $ 1.19      $ 4.28      $(0.52)    $ 4.63
  Diluted                       $ 1.17      $ 4.20      $(0.52)    $ 4.54

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

                                         Three Months        Six Months
                                         Ended June 30,     Ended June 30,
                                         --------------     --------------
                                          2000     1999      2000     1999
                                          ----     ----      ----     ----
Earnings (loss) applicable to
  common stockholders before cumulative
  effect of accounting change           $   80   $  317    $  (35)   $ 363
                                         =====    =====     =====     ====
Common shares:
Weighted average common shares
  outstanding (basic)                       67       73        67       76
Incremental shares related to
  outstanding stock options (1)              1        1         -        2
                                         -----    -----     -----     ----
Weighted average common shares
  outstanding (diluted)                     68       74        67       78
                                         =====    =====     =====     ====
EPS before accounting change - Basic    $ 1.19   $ 4.34    $(0.52)   $4.76
EPS before accounting change - Diluted  $ 1.17   $ 4.26    $(0.52)   $4.67

(1) Option effect is antidilutive and therefore excluded for the six months ended June 30, 2000.

Note: EPS amounts may not recalculate due to rounding.

3.  COMPREHENSIVE INCOME

     Comprehensive income (loss) was $80 million and $118 million for the three months ended June 30, 2000 and 1999, respectively, and $(138) million and $185 million for the six months ended June 30, 2000 and 1999, respectively. Comprehensive income encompasses net income and

"other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed primarily of changes in the fair value of the Company's equity investments.

4.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     The Company has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiaries) and Shuttle, Inc. The US Airways Express segment includes the operations of the Company's three wholly-owned regional airlines and activity resulting from marketing agreements with two non-owned US Airways Express air carriers. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments.

     Financial information for each reportable operating segment is set forth below (in millions):

                                     Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                     -------------------    ----------------
                                       2000         1999    2000       1999
                                       ----         ----    ----       ----
Operating Revenues:
  US Airways external                $2,172       $2,076  $4,067     $3,966
  US Airways intersegment                20           15      37         30
  US Airways Express external           234          210     429        391
  US Airways Express intersegment        11            8      20         15
  All Other                              27            -      35          1
  Intersegment Elimination              (31)         (23)    (57)       (45)
                                      -----        -----   -----      -----
                                     $2,433       $2,286  $4,531     $4,358
                                      =====        =====   =====      =====

Income (Loss) Before Taxes and Cumulative
  Effect of Accounting Change:
  US Airways                         $   79      $  243   $ (108)    $  316
  US Airways Express                     43          50       49         76
  All Other (1)                          13         239       20        216
                                      -----       -----    -----      -----
                                     $  135      $  532   $  (39)    $  608
                                      =====       =====    =====      =====

(1) 1999 amounts include a $274 million gain on the sale of Galileo International, Inc. stock.

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

     In addition, during the first six months of 2000 the Company borrowed $514 million to finance new Airbus aircraft deliveries.


6.  COMMITMENTS TO PURCHASE FLIGHT EQUIPMENT

     As of June 30, 2000, the Company had 101 A320-family aircraft on firm order, 183 A320-family aircraft subject to reconfirmation prior to scheduled delivery and options for 63 additional A320-family aircraft. With respect to the firm-order A320-family aircraft, 37 are expected to be delivered during the balance of 2000 and the remaining A320-family aircraft are expected to be delivered in the years 2001 through 2006. As of June 30, 2000, the Company had five A330-300 aircraft on firm order and options for 20 additional A330-300 aircraft. With respect to the firm-order A330-300 aircraft, two are expected to be delivered during the balance of 2000 and the remaining A330-300 aircraft are expected to be delivered in the years 2001 through 2004.

     The minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $1.28 billion for the six months ended December 31, 2000, $1.14 billion in 2001, $494 million in 2002, $290 million in 2003 and $501 million thereafter.

7.  MERGER AGREEMENT

     On May 23, 2000, the Company entered into an Agreement and Plan of Merger with UAL Corporation (UAL), United Airlines' parent corporation, and Yellow Jacket Acquisition Corp., a wholly-owned subsidiary of UAL which has been formed for the purpose of this merger, pursuant to which the merger subsidiary will be merged into US Airways Group. As a result, US Airways Group would be the surviving corporation and would become a wholly-owned subsidiary of UAL. In the merger, all of the shares of US Airways Group common stock held by stockholders of the Company (other than US Airways Group, UAL Corporation and Yellow Jacket Acquisition Corp. and other than dissenting stockholders who perfect their appraisal rights) will be converted into the right to receive the cash merger consideration of $60.00 per share. Consummation of the merger is subject to various conditions set forth in the Agreement and Plan of Merger, including, but not limited to, the receipt of regulatory approvals and approval by the stockholders of US Airways Group. At this time, the Company cannot predict the outcome of the regulatory and other approvals necessary for the consummation of the merger, nor can the Company predict what effect, if any, the merger might have on it or its operations.

     If the merger between the Company and a subsidiary of UAL Corporation is consummated, the combined company may be required to divest some of its routes and slots for competitive reasons. To address the potential competitive issues, the companies have entered into a Memorandum of Understanding with Robert Johnson, a Director of the Company, under which Mr. Johnson would buy certain assets from the Company and create a new airline to operate out of Reagan National Airport. The Company would retain the routes formerly operated by US Airways Shuttle and the assets necessary to fly to its hubs at Pittsburgh, Charlotte and Philadelphia.

(this space intentionally left blank)

                                US Airways, Inc.
                 Condensed Consolidated Statements of Operations
      Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited)
                                  (in millions)

                                     Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                     ------------------       ----------------
                                       2000        1999         2000      1999
                                       ----        ----         ----      ----
Operating Revenues
  Passenger transportation           $1,972      $1,838       $3,656    $3,499
  US Airways Express
   transportation revenues              231         206          422       382
  Cargo and freight                      38          34           76        73
  Other                                 158         170          304       334
                                      -----       -----        -----     -----
    Total Operating Revenues          2,399       2,248        4,458     4,288

Operating Expenses
  Personnel costs                       814         755        1,625     1,499
  Aviation fuel                         264         150          517       269
  Commissions                            91         118          173       230
  Aircraft rent                         107          90          215       187
  Other rent and landing fees            98          97          200       196
  Aircraft maintenance                  105          95          208       182
  Other selling expenses                104          85          201       177
  Depreciation and amortization          85          71          167       144
  US Airways Express capacity
   purchases                            185         159          364       305
  Other                                 385         361          762       739
                                      -----       -----        -----     -----
    Total Operating Expenses          2,238       1,981        4,432     3,928
                                      -----       -----        -----     -----

    Operating Income                    161         267           26       360

Other Income (Expense)
  Interest income                        34          56           59       105
  Interest expense                      (66)        (47)        (123)      (97)
  Interest capitalized                    5           4            8         8
  Gain on sale of investment              -         274            -       274
  Other, net                             (2)          4           (4)       17
                                      -----       -----        -----     -----
    Other Income (Expense), Net         (29)        291          (60)      307
                                      -----       -----        -----     -----
Income (Loss) Before Taxes and
  Cumulative Effect of Accounting
  Change                                132         558          (34)      667
    Provision (Credit) for
     Income Taxes                        54         219           (3)      261
                                      -----       -----        -----     -----
Income (Loss) Before Cumulative
  Effect of Accounting Change            78         339          (31)      406

Cumulative Effect of Accounting
  Change, Net of Applicable Income
  Taxes of $63 Million                    -           -         (103)        -
                                      -----       -----        -----     -----
Net Income (Loss)                    $   78      $  339       $ (134)   $  406
                                      =====       =====        =====     =====

See accompanying Notes to Condensed Consolidated Financial Statements.

                               US Airways, Inc.
                   Condensed Consolidated Balance Sheets
              June 30, 2000 (unaudited) and December 31, 1999
                               (in millions)



                                                June 30,       December 31,
                                                  2000             1999
                                                  ----             ----
  ASSETS
Current Assets
  Cash                                          $   29           $   13
  Cash equivalents                                 589              215
  Short-term investments                           384              624
  Receivables, net                                 404              385
  Receivables from related parties, net            153              229
  Materials and supplies, net                      207              192
  Deferred income taxes                            360              341
  Prepaid expenses and other                       191              185
                                                 -----            -----
       Total Current Assets                      2,317            2,184
Property and Equipment
  Flight equipment                               6,242            5,396
  Ground property and equipment                  1,036              970
  Less accumulated depreciation
    and amortization                            (2,912)          (2,786)
                                                 -----            -----
                                                 4,366            3,580
  Purchase deposits for flight
    Equipment                                       97               46
                                                 -----            -----
       Total Property and Equipment              4,463            3,626
Other Assets
  Goodwill, net                                    430              438
  Other intangibles, net                           258              278
  Receivable from parent company                   321              281
  Other assets, net                                790              690
                                                 -----            -----
       Total Other Assets                        1,799            1,687
                                                 -----            -----
                                                $8,579           $7,497
                                                 =====            =====

  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt          $  311           $  116
  Accounts payable                                 508              414
  Traffic balances payable and unused tickets    1,084              635
  Accrued aircraft rent                            148              227
  Accrued salaries, wages and vacation             304              336
  Other accrued expenses                           490              638
                                                 -----            -----
       Total Current Liabilities                 2,845            2,366
Noncurrent Liabilities
  Long-term debt, net of current maturities      2,388            2,100
  Accrued aircraft rent                            321              277
  Deferred gains, net                              496              499
  Postretirement benefits other than pensions    1,331            1,298
  Employee benefit liabilities and other         1,546            1,143
                                                 -----            -----
       Total Noncurrent Liabilities              6,082            5,317
Commitments and Contingencies
Stockholder's Equity (Deficit)
  Common stock                                       -                -
  Paid-in capital                                2,398            2,406
  Retained earnings (deficit)                     (716)            (582)
  Receivable from parent company                (2,030)          (2,010)
                                                 -----            -----
       Total Stockholder's Equity (Deficit)       (348)            (186)
                                                 -----            -----
                                                $8,579           $7,497
                                                 =====            =====


See accompanying Notes to Condensed Consolidated Financial Statements.

                              US Airways, Inc.
              Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2000 and 1999 (unaudited)
                               (in millions)


                                                           2000      1999
                                                           ----      ----

Cash flows from operating activities
  Net income (loss)                                      $ (134)   $  406
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities
     Depreciation and amortization                          167       144
     Gains on dispositions of property                       (1)       (5)
     Gain on sale of investment                               -      (274)
     Amortization of deferred gains and credits             (20)      (14)
     Cumulative effect of accounting change, net
       of applicable income taxes                           103         -
     Other                                                  (13)      (42)
     Changes in certain assets and liabilities
       Decrease (increase) in receivables                   (92)      (44)
       Decrease (increase) in materials and supplies,
         prepaid expenses and pension assets                (20)       13
       Decrease (increase) in deferred income taxes         (57)      (61)
       Increase (decrease) in traffic balances
         payable and unused tickets                         283       115
       Increase (decrease) in accounts payable
         and accrued expenses                               235       358
       Increase (decrease) in postretirement
         benefits other than pensions, noncurrent            33        59
                                                          -----     -----
               Net cash provided by (used for)
                 operating activities                       484       655

Cash flows from investing activities
  Capital expenditures                                     (817)     (500)
  Proceeds from dispositions of property                      4        38
  Proceeds from exercise of Sabre options                    81         -
  Proceeds from sale of investment                            -       307
  Decrease (increase) in short-term investments             229        40
  Funding of parent company's common stock purchases        (20)     (670)
  Funding of parent company's aircraft purchase deposits    (57)      (93)
  Other                                                       3         2
                                                          -----     -----
               Net cash provided by (used for)
                 investing activities                      (577)     (876)

Cash flows from financing activities
  Proceeds from the sale-leaseback of aircraft                -       300
  Proceeds from issuance of long-term debt                1,014         -
  Principal payments on long-term debt                     (531)      (81)
                                                          -----     -----
               Net cash provided by (used for)
                 financing activities                       483       219
                                                          -----     -----
Net increase (decrease) in Cash and Cash equivalents        390        (2)
                                                          -----     -----
Cash and Cash equivalents at beginning of period            228       604
                                                          -----     -----
Cash and Cash equivalents at end of period               $  618    $  602
                                                          =====     =====

Noncash investing and financing activities
  Reduction of parent company receivable-assignment
    of aircraft purchase rights by parent company        $  160    $   72

Supplemental Information
  Cash paid during the period for interest,
    net of amount capitalized                            $   96    $   90
  Net cash paid (received) during the period for
    income taxes                                         $  (51)   $   55


See accompanying Notes to Condensed Consolidated Financial Statements.
                                      10


                               US AIRWAYS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiaries US Airways Investment Management Company, Inc. and US Airways Finance Company.
US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1999.

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

     (B)  FREQUENT TRAVELER PROGRAM

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. On January 1, 2000, US Airways changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing revenue when credits are sold, to deferring a portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds will continue to be recognized immediately as a component of Other operating revenues. US Airways believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, US Airways recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.



                     (this space intentionally left blank)

     The pro forma 1999 amounts below are provided to show what US Airways would have reported if the new accounting policy had been in effect in periods prior to 2000.

                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                        ----------------   ----------------
                                                Pro Forma           Pro Forma
                                        2000       1999     2000        1999
                                         ----       ----     ----        ----
Operating Revenues
   Passenger transportation            $1,972     $1,873    $3,656	    $3,566
   US Airways Express
        transportation revenues           231        206       422        382
   Cargo and freight                       38         34        76         73
   Other                                  158        127       304        250
                                        -----      -----     -----      -----
     Total Operating Revenues          $2,399     $2,240    $4,458     $4,271
                                        =====      =====     =====      =====

Income (Loss) Before Cumulative Effect
     of Accounting Change              $   78     $  335    $  (31)    $  396
                                        =====      =====     =====      =====

2.  COMPREHENSIVE INCOME

     Comprehensive income (loss) was $78 million and $140 million for the three months ended June 30, 2000 and 1999, respectively, and $(133) million and $229 million for the six months ended June 30, 2000 and 1999, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income is composed primarily of changes in the fair value of US Airways' equity investments.

3.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiaries). The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's three wholly-owned regional airlines and from marketing agreements with two non-owned US Airways Express air carriers.

     Financial information for each reportable operating segment is set forth below (in millions):

                                      Three Months Ended   Six Months Ended
                                             June 30,          June 30,
                                        ----------------   -----------------
                                        2000        1999     2000       1999
                                        ----        ----     ----       ----
Operating Revenues:
    US Airways                        $2,168      $2,042   $4,036     $3,906
    US Airways Express                   231         206      422        382
                                       -----       -----    -----      -----
                                      $2,399      $2,248   $4,458     $4,288
                                       =====       =====    =====      =====
Income (Loss) Before Taxes and Cumulative
  Effect of Accounting Change:
    US Airways                        $   76      $  233   $ (113)    $  309
    US Airways Express                    46          47       58         78
    All Other (1)                         10         278       21        280
                                       -----       -----    -----      -----
                                      $  132      $  558   $  (34)    $  667
                                       =====       =====    =====      =====

 (1) 1999 amounts include a $274 million gain on the sale of Galileo International, Inc. stock.

4.  RELATED PARTY TRANSACTIONS

     US Airways provides various loans to US Airways Group including the advancing of funds to purchase US Airways Group's common stock which is recorded as a reduction of Stockholder's Equity. Interest, at market rates, was accrued on these advances through September 30, 1999 at which time such advances became non-interest bearing. Interest income related to this receivable was $32 million and $56 million for the three and six months ended June 30, 1999, respectively.

5.  LONG-TERM DEBT

     Please refer to Note 5 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 6 of this report related to long-term debt.

6.  COMMITMENTS TO PURCHASE FLIGHT EQUIPMENT

     Please refer to Note 6 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 7 of this report related to commitments to purchase flight equipment.

7.  MERGER AGREEMENT

     Please refer to Note 7 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 7 of this report related to US Airways Group's merger agreement with UAL Corporation.

8.  SUBSEQUENT EVENT

     Effective July 1, 2000, Shuttle, Inc. (Shuttle) was merged into
US Airways. The operations of the former Shuttle subsequent to June 30, 2000 will be included in US Airways' consolidated financial statements. Shuttle was formerly a wholly-owned subsidiary of US Airways Group. US Airways now operates Shuttle's service between LaGuardia and Logan International Airport and LaGuardia and Reagan National Airport.

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

     Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: economic conditions; labor costs; financing costs; aviation fuel costs; the anticipated merger of the Company and a subsidiary of UAL Corporation (UAL); competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation; consumer perceptions of the Company's products; demand for air transportation in the markets in which the Company operates;

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

                              FINANCIAL OVERVIEW

     For the second quarter of 2000, the Company's operating revenues were $2.4 billion, operating income was $168 million, net income was $80 million and diluted earnings per common share was $1.17. For the comparative period in 1999, operating revenues were $2.3 billion, operating income was $279 million, net income was $317 million and diluted earnings per common share was $4.26. The Company's results for the three months ended June 30, 1999 include certain nonrecurring and unusual items.

     For the first six months of 2000, the Company's operating revenues were $4.5 billion, operating income was $29 million, loss before cumulative effect of accounting change was $35 million and diluted loss per common share before cumulative effect of accounting change was $0.52. For the comparative period in 1999, operating revenues were $4.4 billion, operating income was $368 million, income before cumulative effect of accounting change was $363 million and diluted earnings per common share before cumulative effect of accounting change was $4.67. The Company's results for the six months ended June 30, 1999 include certain nonrecurring and unusual items.

     The major factors that influenced the Company's financial performance for the first six months of 2000 included significantly higher fuel prices, severe weather along the Eastern United States (U.S.) in January and June, reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown (see "Update on Strategic Objectives Progress" below) and passenger apprehensions of flying on or around December 31, 1999. Nevertheless, as discussed below the Company made significant progress in its five-point business plan.

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

     In recent years, US Airways has worked closely with its employees covered by collective bargaining agreements to create labor contracts that are mutually beneficial to US Airways and the employees. Through the end of 1999, US Airways had achieved this with all major employee groups except those represented by the Association of Flight Attendants (AFA), which represents US Airways' flight attendant employees. The AFA had publicly threatened that it would conduct an organized strike campaign it had named "CHAOS" (Create
Havoc Around Our System) if no agreement was reached by March 25, 2000, the end of a 30-day cooling off period. In response, US Airways announced that it would shut down its operations on that date if an agreement was not reached. On March 25, 2000, US Airways reached a tentative agreement with the AFA, which was later ratified by the union membership on May 1, 2000. With this ratification, US Airways now believes that all labor contracts with its major employee groups are cost competitive with other major U.S. network carriers.

     US Airways continues to expand international service. A majority of transatlantic passengers originate their travel from the Eastern U.S., the Company's primary operating region. US Airways began to bolster international operations to take advantage of its strategic position in 1996. From March to June 2000, US Airways received its first five A330-300 widebody aircraft. US Airways introduced three-class transatlantic service on the A330 when it was placed into service on May 4th between Philadelphia and Paris. Since the end of 1999, US Airways added service between Charlotte and both Paris and Frankfurt on April 13th and May 11th, respectively, between Philadelphia and Manchester, England on May 25th and between Pittsburgh and London's Gatwick Airport on July 17th. In addition, US Airways will resume daily nonstop service between Philadelphia and Amsterdam effective April 11, 2001.

     Recently, US Airways announced new service to the Caribbean. In the fall of 2000, US Airways will introduce service between Philadelphia and both Aruba and Santo Domingo, between New York LaGuardia and Nassau, between Pittsburgh and Cancun and between Charlotte and St. Thomas.

     With regards to rationalizing the fleet, the Company received 13 A320-family aircraft and 5 A330 aircraft into its fleet and retired four DC-9-30 aircraft and one B737-200 aircraft during the six months ended June 30, 2000. The Airbus aircraft are more fuel efficient, are less costly to maintain, have greater range capabilities and provide certain customer service advantages over the aircraft they replace. During 2000, the Company expects to take delivery of 50 A320-family aircraft and seven A330 aircraft and retire 17 B737-200 aircraft, four B727-200 aircraft and 13 DC-9-30 aircraft.

                          UAL CORPORATION ACQUISITION

     On May 23, 2000, the Company entered into an Agreement and Plan of Merger with UAL Corporation, United Airlines' parent corporation, and Yellow Jacket Acquisition Corp., a wholly-owned subsidiary of UAL which has been formed for the purpose of this merger, pursuant to which the merger subsidiary will be merged into US Airways Group. As a result, US Airways Group would be the surviving corporation and would become a wholly-owned subsidiary of UAL. In the merger, all of the shares of US Airways Group common stock held by stockholders of the Company (other than US Airways Group, UAL Corporation and Yellow Jacket Acquisition Corp. and other than dissenting stockholders who perfect their appraisal rights) will be converted into the right to receive the cash merger consideration of $60.00 per share. Consummation of the merger is subject to various conditions set forth in the Agreement and Plan of Merger, including, but not limited to, the receipt of regulatory approvals and approval by the stockholders of US Airways Group. At this time, the Company cannot predict the outcome of the regulatory and other approvals necessary for the consummation of the merger, nor can the Company predict what effect, if any, the merger might have on it or its operations.

     If the merger between the Company and a subsidiary of UAL Corporation is consummated, the combined company may be required to divest some of its routes and slots for competitive reasons. To address the potential competitive issues, the companies have entered into a Memorandum of Understanding with Robert Johnson, a Director of the Company, under which Mr. Johnson would buy certain assets from the Company and create a new airline to operate out of Reagan National Airport. The Company would retain the routes formerly operated by US Airways Shuttle and the assets necessary to fly to its hubs at Pittsburgh, Charlotte and Philadelphia.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25." Among other issues, FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) regarding (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN 44 that affect the Company are being applied on a prospective basis effective July 1, 2000. The provisions of FIN 44 do not have a material impact on its results of operations or financial condition.

                             OTHER INFORMATION

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. On January 1, 2000, the Company changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing revenue when credits are sold, to deferring a portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds will continue to be recognized immediately as a component of Other operating revenues. The Company believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, the Company recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.

     The Federal Aviation Administration has designated John F. Kennedy International Airport (Kennedy) and LaGuardia Airport (LaGuardia) in New York, O'Hare International Airport in Chicago (O'Hare) and Ronald Reagan Washington National Airport in Washington, D.C. (Reagan National) as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was enacted which eliminates slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of this legislation, the Company performed an evaluation in the second quarter in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As a result of the evaluation, the Company determined that the slots are not currently impaired.

     Among other things, the legislation encourages the development of air service to smaller communities from slot-controlled airports. In connection with this, the Company has been implementing a plan to increase service to such communities from LaGuardia. Also, several airlines have announced increases in regional jet flights from New York's LaGuardia airport to cities in the East, South and Midwest, which are served by the Company. At this time, the Company cannot predict the outcome of the announced plans.

     Regional jet aircraft add a great deal of flexibility to the US Airways system because they can operate effectively in markets too small for US Airways' jet service and with stage lengths too great for turboprop aircraft. The number of regional aircraft operated by US Airways is limited by provisions in US Airways' pilot labor contract. In April 2000, US Airways' pilots ratified an agreement whereby US Airways can increase the number of regional jet aircraft operated from approximately 35 to approximately 70. US Airways is currently evaluating where and when it will deploy the additional aircraft.

RESULTS OF OPERATIONS

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1A of this report) and in "Selected US Airways Operating and Financial Statistics" below. Except where noted, operating statistics referred to below are for scheduled service only.

                         THREE MONTHS ENDED JUNE 30, 2000
                                COMPARED WITH THE
                         THREE MONTHS ENDED JUNE 30, 1999

OPERATING REVENUES-Passenger transportation revenues increased $149 million. On a pro forma basis, passenger revenues for US Airways increased $99 million due to an 11.5% increase in revenue passenger miles (RPMs) partially offset by a 5.6% decrease in yield. See "Selected US Airways Operating and Financial Statistics" below for additional information related to US Airways' RPMs and
Note 1(b) in Part I, Items 1A and 1B for additional information related to the Dividend Miles revenue recognition change. Passenger transportation revenues for Shuttle, Inc. and the three wholly-owned regional airlines increased $6 million and $9 million, respectively, due primarily to increased RPMs. Other operating revenues were relatively flat. However, on a pro forma basis these revenues would have increased by $37 million. The increase is principally due to revenues generated from sales of capacity (available seat miles or ASMs) on Mesa Airlines, Inc. (Mesa) and Chautauqua Airlines, Inc. (Chautauqua-this agreement began in July 1999), revenues from sales of fuel to affiliated third parties (rate-driven) and an increase in frequent traveler mileage credits sold to partners. The increased revenues resulting from sales of capacity on Mesa and Chautauqua are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

OPERATING EXPENSES-The Company's results for the second quarter of 1999 and the six months ended June 30, 1999 include certain activity categorized as nonrecurring and unusual items. The table below shows where these items were recorded in the Company's Condensed Consolidated Statements of Operations (dollars in millions). The nonrecurring items recognized in Operating Expenses were credits to the respective expense line item. All credits were recognized in the second quarter except the credit to Other, net (first quarter).

Operating Expenses
     Aircraft rent                                              $  11
     Aircraft maintenance                                           1
     Depreciation and amortization                                  4
                                                                  ---
                                                                   16
                                                                  ---
Other Income (Expense)
     Gain on sale of investment                                   274
     Other, net                                                    10
                                                                  ---
                                                                  284
                                                                  ---
Amount reflected in Income (Loss) Before Taxes                   $300
                                                                  ===

     The credits to Aircraft rent and Aircraft maintenance reflect a partial reversal of previously accrued lease obligations and lease return provisions, respectively, related to US Airways' nonoperating BAe-146 aircraft. The credit to Depreciation and amortization reflects the partial reversal of an accrual related to the abandonment of a maintenance facility. US Airways was able to sell certain leasehold improvements at the facility for an amount higher than anticipated when the accrual was established. All of these expense credits are considered nonrecurring items because they relate to nonrecurring items disclosed in prior periods, principally 1994 for the BAe-146 activity and 1997 for the facilities-related credit. The gain on the sale of investment resulted from the sale of a common stock investment in Galileo International, Inc. by US Airways Investment

Management Company, Inc. The credit to Other, net reflects a $10 million gain which resulted from the sale of approximately 30% of US Airways' interest in Equant n.v.

     The Company's Personnel costs increased 8.0% due to capacity driven increases in full time equivalents and flight hours and to certain wage increases. Aviation fuel increased significantly due primarily to average fuel prices increasing 62.8% over their prior year level. Commissions decreased 23.8% due primarily to an October 1999 revision in the general commission rate paid to travel agents from 8% to 5%. Aircraft rent increased 7.8%, excluding the effects of the prior period nonrecurring item, reflecting lease expense associated with Airbus aircraft delivered during 1999. Other selling expenses increased 21.1% as US Airways conducted an expanded advertising campaign dubbed "Win Back" targeted at passengers electing to fly other airlines as a result of past operational issues. Depreciation and amortization increased 13.6%, excluding the effects of the prior period nonrecurring item, due to the purchase of new Airbus aircraft and higher depreciation expenses associated with reducing the remaining depreciable life of certain DC-9-30 and B737-200 aircraft. Other operating expenses increased due to expenses from sales of fuel to affiliated third parties (rate-driven), expenses related to purchases of capacity (ASMs) on Mesa and Chautauqua (Chautauqua agreement began in July 1999) and crew travel (primarily capacity related).

OTHER INCOME (EXPENSE)-Interest income increased due to higher investment balances than prior year. US Airways invested the proceeds of $500 million related to its senior secured credit facilities in interest-bearing cash equivalents for the period March 15, 2000 to May 4, 2000, the repayment date. Interest expense increased due to more debt outstanding, including the $500 million senior secured credit facilities.

EARNINGS (LOSS) PER COMMON SHARE-Second quarter 2000 earnings per common share was adversely affected by lower net income partially offset by the effect of a lower share number stemming from the share repurchases that occurred mostly in 1999.

                         SIX MONTHS ENDED JUNE 30, 2000
                               COMPARED WITH THE
                         SIX MONTHS ENDED JUNE 30, 1999

OPERATING REVENUES-Passenger transportation revenues increased $177 million. On a pro forma basis, passenger revenues for US Airways increased $90 million due to a 6.6% increase in RPMs partially offset by a 3.9% decrease in yield. See "Selected US Airways Operating and Financial Statistics" below for additional information related to US Airways' RPMs and Note 1(b) in Part I, Items 1A and 1B for additional information related to the Dividend Miles revenue recognition change. Passenger transportation revenues related to the three wholly-owned regional airlines increased $12 million reflecting favorable yield and RPM trends. Passenger transportation revenues for Shuttle, Inc. increased $8 million due primarily to a 10.9% increase in RPMs. Other operating revenues were relatively flat. However, on a pro forma basis these revenues would have increased by $78 million. The increase is principally due to revenues generated from sales of capacity (available seat miles or ASMs) on Mesa and Chautauqua, revenues from sales of fuel to affiliated third parties (rate-driven) and an increase in frequent traveler mileage credits sold to partners. The increased revenues resulting from sales of capacity on Mesa and Chautauqua are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

OPERATING EXPENSES- The Company's Personnel costs increased 8.6% due to capacity driven increases in full time equivalents, flight hours and certain wage rates. Aviation fuel increased significantly due primarily to average fuel prices increasing 81.5% over their prior year level. Commissions decreased 25.2% due primarily to an October 1999 revision in the general commission rate paid to travel agents from 8% to 5%. Aircraft rent increased 8.7%, excluding the effects of the prior period nonrecurring item, reflecting lease expense associated with Airbus aircraft delivered during 1999. Aircraft maintenance increased 7.1%, excluding the effects of the prior period nonrecurring item, as the Company successfully eliminated the backlog of aircraft waiting for scheduled maintenance. Other selling expenses increased 13.8% as US Airways conducted an expanded advertising campaign dubbed "Win Back" targeted at passengers electing to fly other airlines as a result of past operational issues. Depreciation and amortization increased 13.0%, excluding the effects of the prior period nonrecurring item, due to the purchase of new Airbus aircraft and higher depreciation expenses associated with reducing the remaining depreciable life of certain DC-9-30 and B737-200 aircraft. Other operating expenses increased due to expenses from sales of fuel to affiliated third parties (rate-driven), expenses related to purchases of capacity (ASMs) on Mesa and Chautauqua (Chautauqua agreement began in July 1999) and crew travel (primarily capacity related). These increases were partially offset by lower expenses associated with US Airways' information systems contract with Sabre. Expenses in 1999 related to the Sabre contract were higher than normal due to a high number of scheduled data migration projects during that period.

OTHER INCOME (EXPENSE)-Interest income increased due to higher investment balances than prior year. US Airways invested the proceeds of $500 million related to its senior secured credit facilities in interest-bearing cash equivalents for the period March 15, 2000 to May 4, 2000, the repayment date. Interest expense increased due to more debt outstanding, including the $500 million senior secured credit facilities.

PROVISION (CREDIT) FOR INCOME TAXES-The Company's tax credit for the six months ended June 30, 2000 was $4 million. That amount was computed based on the loss before taxes of $39 million partially offset by cumulative permanent differences.

EARNINGS (LOSS) PER COMMON SHARE-Earnings per common share was adversely affected by lower net income and by the effect of a lower share number stemming from the share repurchases that occurred mostly in 1999.





               SELECTED US AIRWAYS OPERATING AND FINANCIAL STATISTICS (NOTE 1)
                                                             Three Months
                                                             Ended June 30,
                                                             --------------    Increase
                                                             2000     1999    (Decrease)
                                                             ----     ----   -----------
Revenue passengers (thousands)*                            15,554   14,755       5.4  %
Total RPMs (millions) (Note 2)                             12,155   10,910      11.4  %
RPMs (millions)*                                           12,138   10,886      11.5  %
Total ASMs (millions) (Note 3)                             16,266   14,846       9.6  %
ASMs (millions)*                                           16,247   14,817       9.7  %
Passenger load factor* (Note 4)                              74.7 %   73.5 %     1.2  pts.
Break-even load factor (Note 5)                              72.1 %   65.7 %     6.4  pts.
Yield* (Notes 6 and 12)                                     16.24 c  17.20 c    (5.6) %
Passenger revenue per ASM* (Notes 7 and 12)                 12.14 c  12.64 c    (4.0) %
Revenue per ASM (Notes 8 and 12)                            13.33 c  13.70 c    (2.7) %
Cost per ASM (Note 9)                                       12.62 c  12.37 c     2.0  %
Average passenger journey (miles)*                            780      738       5.7  %
Average stage length (miles)*                                 645      612       5.4  %
Revenue aircraft miles (millions)*                            118      110       7.3  %
Cost of aviation fuel per gallon (Note 10)                  85.29 c  52.40 c    62.8  %
Cost of aviation fuel per gallon,
    excluding fuel taxes (Note 11)                          78.98 c  46.22 c    70.9  %
Gallons of aviation fuel consumed (millions)                  309      286       8.0  %
Scheduled mileage completion factor*                         97.1 %   97.6 %    (0.5) pts.
Number of aircraft in operating fleet at period-end           395      382       3.4  %
Full-time equivalent employees at period-end               42,653   39,599       7.7  %

* Scheduled service only (excludes charter service).
c = cents





               SELECTED US AIRWAYS OPERATING AND FINANCIAL STATISTICS (NOTE 1)
                                                              Six Months
                                                             Ended June 30,
                                                             --------------    Increase
                                                             2000     1999    (Decrease)
                                                             ----     ----   -----------
Revenue passengers (thousands)*                            28,357   27,752       2.2  %
Total RPMs (millions) (Note 2)                             21,830   20,483       6.6  %
RPMs (millions)*                                           21,798   20,439       6.6  %
Total ASMs (millions) (Note 3)                             31,324   28,980       8.1  %
ASMs (millions)*                                           31,284   28,924       8.2  %
Passenger load factor* (Note 4)                              69.7 %   70.7 %    (1.0) pts.
Break-even load factor (Note 5)                              71.6 %   65.4 %     6.2  pts.
Yield* (Notes 6 and 12)                                     16.77 c  17.45 c    (3.9) %
Passenger revenue per ASM* (Notes 7 and 12)                 11.69 c  12.33 c    (5.2) %
Revenue per ASM (Notes 8 and 12)                            12.88 c  13.42 c    (4.0) %
Cost per ASM (Note 9)                                       12.99 c  12.55 c     3.5  %
Average passenger journey (miles)*                            769      736       4.5  %
Average stage length (miles)*                                 630      613       2.8  %
Revenue aircraft miles (millions)*                            229      215       6.5  %
Cost of aviation fuel per gallon (Note 10)                  86.98 c  47.92 c    81.5  %
Cost of aviation fuel per gallon,
    excluding fuel taxes (Note 11)                          80.58 c  41.78 c    92.9  %
Gallons of aviation fuel consumed (millions)                  594      561       5.9  %
Scheduled mileage completion factor*                         96.9 %   96.8 %     0.1  pts.
Number of aircraft in operating fleet at period-end           395      382       3.4  %
Full-time equivalent employees at period-end               42,653   39,599       7.7  %

* Scheduled service only (excludes charter service).
c = cents


                              (See footnotes on following page)

Note 1.  Operating statistics include US Airways' "mainline" operations as well as the operations of its low-cost product, MetroJet. Operating statistics include free frequent travelers and the related miles they flew.  Revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways' financial results for purposes of financial statistical calculations for better comparability between periods.
Note 2.  Revenue passenger miles-Revenue passengers multiplied by the number of miles they flew.
Note 3.  Available seat miles-Seats available multiplied by the number of miles flown (a measure of capacity).
Note 4.  Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
Note 5.  Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
Note 6.  Passenger transportation revenue divided by RPMs.
Note 7.  Passenger transportation revenue divided by ASMs (a measure of unit revenue).
Note 8.  Total Operating Revenues divided by ASMs (a measure of unit revenue).
Note 9.  Total Operating Expenses divided by ASMs (a measure of unit cost).
Note 10. Includes the base cost of aviation fuel, fuel taxes and transportation charges.
Note 11. Includes the base cost of aviation fuel and transportation charges (excludes fuel taxes).
Note 12. Effective January 1, 2000, US Airways changed its accounting policy related to
         Dividend Miles revenue recognition as described in "Other Information" above.
         The 1999 amount has been adjusted to show what US Airways would have reported if the new accounting policy had been in effect in periods prior to 2000.




     Capacity (as measured by ASMs) increased 9.7% and 8.2% for the three and six months ended June 30, 2000, respectively. RPMs increased 11.5% and 6.6% for the three and six months ended June 30, 2000, respectively. These increases resulted in a 74.7% and 69.7% passenger load factor, respectively. The increase in capacity reflects more aircraft and longer average stage lengths. RPM growth in the first six months of 2000 was adversely impacted by severe weather along the Eastern U.S. particularly in January and June, reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown and passenger apprehensions of flying on or around December 31, 1999.

     US Airways' unit revenue (revenue per ASM) fell 2.7% and 4.0% for the three and six months ended June 30, 2000, respectively, reflecting marginally higher revenues on increased capacity. Its unit cost (cost per ASM) increased 2.0% and 3.5% for the three and six months ended June 30, 2000, respectively, reflecting significantly higher fuel costs partially offset by lower commission costs and increased capacity. The impact of fuel costs on unit cost was significant. Unit cost excluding fuel decreased by 3.2% and 2.5% compared to the prior year periods for the three and six months ended June 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company's Cash, Cash equivalents and Short-term investments totaled $1.0 billion. The Company's ratio of current assets to current liabilities (current ratio) was 0.8 (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1A of this report). As of December 31, 1999, the Company's Cash, Cash equivalents and Short-term investments totaled $870 million and the current ratio was 0.8.

     For the first six months of 2000, the Company's operating activities provided net cash of $517 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report) compared to $652 million for the first six months of 1999. Operating cash flows during the first six months of 2000 were adversely affected by the same factors that impacted financial results during that period (see discussion in "Results of Operations").

     For the first six months of 2000, investing activities included cash outflows of $893 million related to capital expenditures. Capital expenditures included $760 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment (including training equipment) and miscellaneous assets. During January 2000, US Airways received $81 million related to its December 1999 exercise of Sabre options. The net cash used for investing activities for the six months ended June 30, 2000 was $572 million. For the first six months of

1999, investing activities included cash outflows of $611 million related to capital expenditures and cash inflows of $38 million related to asset dispositions. Capital expenditures included $545 million for aircraft and aircraft-related assets, including the purchase of eleven new Airbus A320-family aircraft, the purchase of eight aircraft that were previously leased (including five nonoperating BAe-146 aircraft which were immediately sold) and purchase deposits related to new Airbus aircraft scheduled for future delivery. Net cash used for the first six months of 1999 was $223 million.

     Net cash provided by financing activities during the first six months of 2000 was $464 million. US Airways received proceeds of $500 million and $514 million from its senior secured credit facilities (Facilities) in March 2000 and from mortgages of eight A320-family aircraft and five A330 aircraft, respectively. These proceeds were partially offset by the early January purchase of 0.6 million shares of Common Stock on the open market for $20 million, the $500 million repayment of the Facilities on May 4, 2000 and scheduled principal repayments of long-term debt of $32 million. Net cash used for financing activities during the first six months of 1999 was $435 million, including $670 million related to the Company's purchase of 12 million shares of its common stock. Besides normal debt repayments, US Airways retired early certain debt with a principal amount of $46 million
during the first six months of 1999.   These cash outflows were partially
offset by sale-leaseback transactions for nine of the new Airbus aircraft purchased in the first six months of 1999 generating proceeds of $300 million.

     In July 2000, the Philadelphia Authority for Industrial Development issued $71 million of revenue bonds, the proceeds from which were provided to US Airways in the form of an unsecured loan. US Airways intends to utilize the proceeds to finance various improvements at the Philadelphia International Airport where US Airways has significant operations.

     In August 2000, US Airways completed an offering of enhanced equipment trust certificates worth $362 million. The proceeds of this financing will be used to partially finance 20 A320-family aircraft with delivery dates through October 2000 using sale-leaseback transactions.

     The minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $1.28 billion for the six months ended December 31, 2000, $1.14 billion in 2001, $494 million in 2002, $290 million in 2003 and $501 million thereafter. See Note 6 in Part I, Item 1A for additional information related to Airbus aircraft.

UPDATED OUTLOOK FOR REMAINDER OF 2000

     For the third quarter of 2000, unit cost excluding fuel expense, is expected to decline. US Airways expects to pay approximately 83 cents per gallon for fuel including taxes which translates into approximately $260 million, of which $60 million is due to higher fuel price. Year-over-year unit revenue performance for the third quarter is expected to decline. Available seat miles are expected to increase 17.0% year-over-year for the third quarter. The expected increase will be due to four factors: a 3.6% increase in scheduled departures, a 6.5% increase in average stage length, a 2.0% increase in average aircraft size and substantially better departure completion factor than that experienced in the prior year period.

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

                                      21
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     US Airways is involved in legal proceedings arising out of an aircraft accident in September 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board held hearings in January and November 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. All wrongful death cases have been resolved except for three cases currently pending before the respective Federal District Courts. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

     Commencing on May 24, 2000, the Company, along with several of its officers and directors and, in all suits other than one, UAL Corporation, have been named as defendants in eight, putative class actions filed in the Court of Chancery of the State of Delaware in and for the New Castle County. The plaintiffs allege that they have been and will be damaged by the agreement reached between US Airways Group, UAL Corporation, and Robert Johnson with respect to the acquisition by an entity established by Mr. Johnson of certain assets located at Reagan National Airport that are to be divested by the Company in connection with the consummation of the merger. The plaintiffs allege, among other things, that the individual defendants have breached their duty of loyalty and their fiduciary duties in entering into the agreement with Mr. Johnson. Plaintiffs seek, among other things, declaratory and injunctive relief, unspecified compensatory damages and attorney's fees. The Company believes that these actions are without merit and intends to conduct a vigorous defense.

     The Company was also named as a nominal defendant in a derivative action filed in the Court of Chancery based upon the same allegations. The derivative plaintiff brought causes of action for (i) breach of fiduciary duty; (ii) gross mismanagement; and (iii) corporate waste of assets. The plaintiff in the derivative action seeks, among other things, declaratory and equitable relief, unspecified compensatory damages and attorney's fees. The Company believes these actions are also without merit and intends to conduct a vigorous defense.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     US Airways Group's annual meeting of stockholders was held on May 17, 2000. Proxies for the meeting were solicited by US Airways Group pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     All of management's nominees for the election to the Board of Directors as listed in US Airways Group's Proxy Statement for the meeting were elected. In addition, the stockholders also voted on the following proposals with the following results:

     1. Management's proposal regarding ratification of the selection of auditors of the Company for fiscal year 2000.

         For:         53,910,327      Against:             379,627
         Abstain:        173,158      Broker Non-Votes:       None

     2. Management's proposal regarding approval of an amendment of the 1996 Stock Incentive Plan of the Company to make available for grant an additional 3,000,000 shares of Common Stock.

         For:         42,941,628      Against:          11,250,377
         Abstain:        271,107      Broker Non-Votes:       None

     3. Stockholder proposal concerning cumulative voting in the election of directors.

         For:          6,558,397      Against:          29,968,449
         Abstain:        445,357      Broker Non-Votes: 17,490,909

     4.  Stockholder proposal concerning confidential voting.

         For:         11,148,954      Against:          25,473,230
         Abstain:        350,019      Broker Non-Votes: 17,490,909

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

DESIGNATION                       DESCRIPTION

  10.1 Amendment No. 7 dated as of June 29, 2000, to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
  10.2 Amendment No. 2 dated as of June 29, 2000, to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
  10.3 US Airways Group, Inc. Long-Term Incentive Plan as amended and restated as of May 16, 2000.
  10.4 1997 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 23, 2000.
  10.5 1996 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 23, 2000.
  10.6 US Airways Group Nonemployee Director Stock Incentive Plan as amended and restated as of May 16, 2000.
  10.7 US Airways Group Nonemployee Director Deferred Stock Unit Plan as amended and restated as of May 16, 2000.
  27.1    Financial Data Schedule-US Airways Group
  27.2    Financial Data Schedule-US Airways

B.  REPORTS ON FORM 8-K

DATE OF REPORT                         SUBJECT OF REPORT

August 10, 2000     Certain forward-looking information was provided by US
                    Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

July 24, 2000       Document filed as an Exhibit in connection with, and
                    incorporated by reference into, US Airways, Inc.'s and US Airways Group, Inc.'s Registration Statement on Form
                    S-3 (Registration No. 333-79825).  The Registration
                    Statement and the Prospectus Supplement, dated July 24,
                    2000 to the Prospectus, dated July 30, 1999, relate to the offering by US Airways, Inc. of Pass Through
                    Certificates, Series 2000-2, Class G.

July 19, 2000       News release disclosing the results of operations for
                    both US Airways Group and US Airways for the three and six months ended June 30, 2000, and selected operating and financial statistics for US Airways for the same periods.

July 11, 2000       Certain forward-looking information was provided by US
                    Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

June 20, 2000       Certain forward-looking information was provided by US
                    Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

May 23, 2000        Form 8-K/A filed to correct a clerical error in
                    Exhibit A attached to Exhibit 2.1 (Agreement and Plan of
                    Merger, dated as of May 23, 2000, by and among UAL
                    Corporation, Yellow Jacket Acquisition Corp. and
                    US Airways Group, Inc.).

May 23, 2000        Documents filed as exhibits in connection with the
                    Agreement and Plan of Merger by and among UAL
                    Corporation, Yellow Jacket Acquisition Corp. and US
                    Airways Group, Inc. and in connection with the Memorandum of Understanding by and among UAL
                    Corporation, US Airways Group, Inc. and Mr. Robert L.
                    Johnson.

May 23, 2000        Joint press release of US Airways Group, Inc. and UAL
                    Corporation, announcing an Agreement and Plan of Merger between US Airways Group, Inc., UAL Corporation and
                    Yellow Jacket Acquisition Corp., a wholly-owned subsidiary of UAL Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                         US Airways Group, Inc. (Registrant)

Date: August 11, 2000                    By: /s/ Anita P. Beier
                                            -------------------
                                            Anita P. Beier
                                            Vice President and Controller
                                           (Chief Accounting Officer)

                                         US Airways, Inc. (Registrant)

Date: August 11, 2000                    By: /s/ Anita P. Beier
                                            -------------------
                                            Anita P. Beier
                                            Vice President and Controller
                                           (Chief Accounting Officer)

