Form 10-Q
period 2000-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2000-11-13
CIK 701345, 714560

OFFICE\OFFICE\html.dot">

11:

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

or

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

                                         Yes X                                 No

     As of October 31, 2000 there were outstanding approximately 67,036,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

US Airways Group, Inc.
and
US Airways, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2000

Table of Contents

Part I. Financial Information		Page

Item 1A.	Financial Statements-US Airways Group, Inc.

	Condensed Consolidated Statements of Operations
	- Three Months and Nine Months Ended September 30, 2000 and 1999	1
	Condensed Consolidated Balance Sheets
	- September 30, 2000 and December 31, 1999	2
	Condensed Consolidated Statements of Cash Flows
	- Nine Months Ended September 30, 2000 and 1999	3
Notes to Condensed Consolidated Financial Statements		4

Item 1B.	Financial Statements-US Airways, Inc.

	Condensed Consolidated Statements of Operations
	- Three Months and Nine Months Ended September 30, 2000 and 1999	8
	Condensed Consolidated Balance Sheets
	- September 30, 2000 and December 31, 1999	9
	Condensed Consolidated Statements of Cash Flows
	- Nine Months Ended September 30, 2000 and 1999	10
Notes to Condensed Consolidated Financial Statements		11

Item 2.	Management's Discussion and Analysis of Financial Condition and	13
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

US Airways Group, Inc.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2000 and 1999 (unaudited)
(in millions, except per share amounts)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2000	1999		2000	1999

Operating Revenues
Passenger transportation	$2,142	$1,869		$6,238	$5,788
Cargo and freight	42	34		120	110
Other	197	199		554	562

Total Operating Revenues	2,381	2,102		6,912	6,460

Operating Expenses
Personnel costs	915	892		2,668	2,507
Aviation fuel	347	198		904	490
Commissions	90	119		280	373
Aircraft rent	130	124		380	343
Other rent and landing fees	116	108		336	322
Aircraft maintenance	125	130		380	367
Other selling expenses	105	102		328	297
Depreciation and amortization	94	92		277	250
Other	454	448		1,325	1,254

Total Operating Expenses	2,376	2,213		6,878	6,203

Operating Income (Loss)	5	(111)		34	257

Other Income (Expense)
Interest income	16	19		53	48
Interest expense	(65)	(47)		(186)	(144)
Interest capitalized	9	12		26	29
Gain on sale of investment	-	-		-	274
Other, net	(2)	-		(3)	16

Other Income (Expense), Net	(42)	(16)		(110)	223

Income (Loss) Before Taxes and
Cumulative Effect of Accounting Change	(37)	(127)		(76)	480
Provision (Credit) for Income Taxes	(7)	(42)		(11)	202

Income (Loss) Before Cumulative
Effect of Accounting Change	(30)	(85)		(65)	278
Cumulative Effect of Accounting Change,
Net of Applicable Income Taxes of $63 Million	-	-		(103)	-

Net Income (Loss)	$(30)	$(85)	$	(168)	$278

Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(0.45)	$(1.19)		$(0.97)	$3.72
Cumulative Effect of Accounting Change	$-	$-		$(1.55)	$-

Net Earnings (Loss) per Common Share	$(0.45)	$(1.19)		$(2.52)	$3.72

Diluted
Before Cumulative Effect of Accounting Change	$(0.45)	$(1.19)		$(0.97)	$3.65
Cumulative Effect of Accounting Change	$-	$-		$(1.55)	$-

Net Earnings (Loss) per Common Share	$(0.45)	$(1.19)		$(2.52)	$3.65

Shares Used for Computation (000)
Basic	67,056	71,601		66,797	74,653
Diluted	67,056	71,601		66,797	76,013

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 2000 (unaudited) and December 31, 1999
(in millions)

	September 30,	December 31,
	2000	1999

ASSETS
Current Assets
Cash	$32	$31
Cash equivalents	498	215
Short-term investments	692	624
Receivables, net	468	387
Materials and supplies, net	241	226
Deferred income taxes	374	348
Prepaid expenses and other	189	265

Total Current Assets	2,494	2,096

Property and Equipment
Flight equipment	6,514	5,672
Ground property and equipment	1,120	1,011
Less accumulated depreciation and amortization	(3,054)	(2,919)

	4,580	3,764
Purchase deposits for flight equipment	263	285

Total Property and Equipment	4,843	4,049
Other Assets
Goodwill, net	556	569
Other intangibles, net	325	358
Other assets, net	741	613

Total Other Assets	1,622	1,540

	$8,959	$7,685

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$335	$116
Accounts payable	531	474
Traffic balances payable and unused tickets	1,151	635
Accrued aircraft rent	207	236
Accrued salaries, wages and vacation	343	341
Other accrued expenses	467	699

Total Current Liabilities	3,034	2,501
Noncurrent Liabilities
Long-term debt, net of current maturities	2,432	2,113
Accrued aircraft rent	252	279
Deferred gains, net	570	500
Postretirement benefits other than pensions	1,384	1,323
Employee benefit liabilities and other	1,556	1,086

Total Noncurrent Liabilities	6,194	5,301
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock	101	101
Paid-in capital	2,241	2,268
Retained earnings (deficit)	(719)	(551)
Common stock held in treasury, at cost	(1,805)	(1,852)
Deferred compensation	(87)	(83)

Total Stockholders' Equity (Deficit)	(269)	(117)

	$8,959	$7,685

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2000 and 1999 (unaudited)
(in millions)
	2000	1999

Cash flows from operating activities
Net income (loss)	$(168)	$278
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities
Depreciation and amortization	277	250
Gains on dispositions of property	(4)	(5)
Gain on sale of investment	-	(274)
Amortization of deferred gains and credits	(31)	(23)
Cumulative effect of accounting change, net of applicable income taxes	103	-
Other	18	37
Changes in certain assets and liabilities
Decrease (increase) in receivables	(163)	(113)
Decrease (increase) in materials and supplies, prepaid
expenses and pension assets	63	6
Decrease (increase) in deferred income taxes	(95)	62
Increase (decrease) in traffic balances payable and unused tickets	349	181
Increase (decrease) in accounts payable and accrued expenses	235	175
Increase (decrease) in postretirement benefits other
than pensions, noncurrent	61	80

Net cash provided by (used for) operating activities	645	654

Cash flows from investing activities
Capital expenditures	(1,459)	(1,066)
Proceeds from dispositions of property	23	43
Proceeds from exercise of Sabre options	81	-
Proceeds from sale of investment	-	307
Decrease (increase) in short-term investments	(72)	(37)
Decrease (increase) in restricted cash and investments	5	-
Other	2	3

Net cash provided by (used for) investing activities	(1,420)	(750)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	582	600
Proceeds from issuance of long-term debt	1,051	48
Principal payments on long-term debt	(555)	(102)
Purchases of Common Stock	(20)	(670)
Sales of treasury stock	1	5

Net cash provided by (used for) financing activities	1,059	(119)

Net increase (decrease) in Cash and Cash equivalents	284	(215)

Cash and Cash equivalents at beginning of period	246	612

Cash and Cash equivalents at end of period	$530	$397

Supplemental Information
Cash paid during the period for interest, net of amount capitalized	$175	$142
Net cash paid (received) during the period for income taxes	$(51)	$57

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

(this space intentionally left blank)

     The pro forma amounts below are provided to show what US Airways Group would have reported if the new accounting policy had been in effect in periods prior to 2000.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		Pro Forma		Pro Forma
	2000	1999	2000	1999

Operating Revenues
Passenger transportation	$2,142	$1,906	$6,238	$5,892
Cargo and freight	42	34	120	110
Other	197	156	554	435

Total Operating Revenues	$2,381	$2,096	$6,912	$6,437

Income (Loss) Before Cumulative
Effect of Accounting Change	$(30)	$(88)	$(65)	$264

Earnings (Loss) Per Common Share
Before Accounting Change
Basic	$(0.45)	$(1.23)	$(0.97)	$3.54
Diluted	$(0.45)	$(1.23)	$(0.97)	$3.48

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

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Earnings (loss) applicable to common stockholders
before cumulative effect of accounting change	$(30)	$(85)	$(65)	$278

Common shares:
Weighted average common shares outstanding (basic)	67	72	67	75
Incremental shares related to outstanding stock options (1)	-	-	-	1

Weighted average common shares outstanding (diluted)	67	72	67	76

EPS before accounting change - Basic	$(0.45)	$(1.19)	$(0.97)	$3.72
EPS before accounting change - Diluted	$(0.45)	$(1.19)	$(0.97)	$3.65

(1) Option effect is antidilutive and therefore excluded for the three months ended September 30,
     2000 and 1999 and the nine months ended September 30, 2000.

Note: EPS amounts may not recalculate due to rounding.

3. Comprehensive Income

     Comprehensive income (loss) was $(30) million and $(84) million for the three months ended September 30, 2000 and 1999, respectively, and $(168) million and $101 million for the nine months ended September 30, 2000 and 1999, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed primarily of changes in the fair value of the Company's equity investments.

4. Operating Segments and Related Disclosures

     The Company has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiaries) and the former Shuttle, Inc. (Shuttle) (see below). The US Airways Express segment includes the operations of the Company's wholly-owned regional airlines and activity resulting from marketing agreements with two non-owned US Airways Express air carriers. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments.

     Effective July 1, 2000, Shuttle was merged into US Airways. The operations of the former Shuttle subsequent to June 30, 2000 are included in US Airways' consolidated financial statements. Shuttle was formerly a wholly-owned subsidiary of US Airways Group.

     Financial information for each reportable operating segment is set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Operating Revenues:
US Airways external	$2,128	$1,888	$6,196	$5,847
US Airways intersegment	19	17	56	47
US Airways Express external	232	203	661	595
US Airways Express intersegment	12	9	32	24
All Other	21	11	55	18
Intersegment Elimination	(31)	(26)	(88)	(71)

	$2,381	$2,102	$6,912	$6,460

Income (Loss) Before Taxes and Cumulative
Effect of Accounting Change:
US Airways	$(73)	$(131)	$(181)	$185
US Airways Express	29	29	78	105
All Other (1)	7	(25)	27	190

	$(37)	$(127)	$(76)	$480

(1) Nine months ended September 30, 1999 amount includes a $274 million gain on the sale of Galileo International, Inc. stock.

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

     In addition, during the first nine months of 2000 the Company borrowed $514 million to finance new Airbus aircraft deliveries.

     In July 2000, the Philadelphia Authority for Industrial Development issued $71 million of special facility revenue bonds, the proceeds of which were provided to US Airways in the form of an unsecured loan. The loan has a weighted average interest rate of 7.84% maturing in varying amounts through 2030. US Airways intends to utilize the proceeds to finance various improvements at the Philadelphia International Airport where US Airways has significant operations. The bond proceeds are restricted to expenditures at the Philadelphia International Airport and unspent amounts are classified as a component of Other assets, net in the balance sheets.

     In September 2000, the City of Charlotte issued $35 million of special facility revenue bonds, the proceeds of which will be used to pay the cost of design, acquisition, construction and equipping of certain airport related facilities to be leased to US Airways at the Charlotte/Douglas International Airport. Financing related to this airport construction is recorded as a component of long-term debt. The lease obligation has an interest rate of 7.75% and matures in 2028 .

6. Commitments to Purchase Flight Equipment

     As of September 30, 2000, the Company had 83 A320-family aircraft on firm order, 182 A320-family aircraft subject to reconfirmation prior to scheduled delivery and options for 63 additional A320-family aircraft. With respect to the firm-order A320-family aircraft, 18 are expected to be delivered during the balance of 2000 and the remaining A320-family aircraft are expected to be delivered in the years 2001 through 2006. As of September 30, 2000, the Company had five A330-300 aircraft on firm order and options for 20 additional A330-300 aircraft. With respect to the firm-order A330-300 aircraft, two are expected to be delivered during the balance of 2000 and the remaining A330-300 aircraft are expected to be delivered in the years 2001 through 2004.

     The minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $692 million for the three months ended December 31, 2000, $1.15 billion in 2001, $587 million in 2002, $289 million in 2003 and $501 million thereafter.

7. Merger Agreement

     On May 23, 2000, the Company entered into an Agreement and Plan of Merger with UAL Corporation (UAL), United Airlines' parent corporation, and Yellow Jacket Acquisition Corp., a wholly-owned subsidiary of UAL which has been formed for the purpose of this merger, pursuant to which the merger subsidiary will be merged into US Airways Group. As a result, US Airways Group would be the surviving corporation and would become a wholly-owned subsidiary of UAL. In the merger, all of the shares of US Airways Group common stock held by stockholders of the Company (other than US Airways Group, UAL Corporation and Yellow Jacket Acquisition Corp. and other than dissenting stockholders who perfect their appraisal rights) will be converted into the right to receive the cash merger consideration of $60.00 per share. Consummation of the merger is subject to various conditions set forth in the Agreement and Plan of Merger, including, but not limited to, the receipt of regulatory approvals and adoption of the merger agreement by the stockholders of US Airways Group. On October 12, 2000, the stockholders of US Airways Group adopted the merger agreement. This adoption resulted in the accelerated vesting of stock option awards covering 1.9 million shares. The Company believes that efforts sufficient to satisfy the regulatory requirements can be concluded during the month of January, 2001 and that the merger will be completed promptly following satisfaction of such requirements. However, the Company can provide no assurance that such requirements will be satisfied or, if satisfied, the date by which they will be satisfied.

     If the merger between the Company and a subsidiary of UAL Corporation is consummated, the combined company may be required to divest some of its routes and slots for competitive reasons. To address the potential competitive issues, the companies have entered into a Memorandum of Understanding with Robert Johnson, a Director of the Company, under which an entity formed by Mr. Johnson would buy certain assets from the Company and create a new airline to operate out of Reagan National Airport. The Company would retain the routes formerly operated by US Airways Shuttle and the assets necessary to fly to its hubs at Pittsburgh, Charlotte and Philadelphia.

US Airways, Inc.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2000 and 1999 (unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

Operating Revenues
Passenger transportation	$1,967	$1,663	$5,623	$5,161
US Airways Express transportation revenues	229	198	651	581
Cargo and freight	41	33	117	107
Other	139	175	443	508

Total Operating Revenues	2,376	2,069	6,834	6,357

Operating Expenses
Personnel costs	863	832	2,488	2,331
Aviation fuel	329	182	845	451
Commissions	84	108	257	338
Aircraft rent	115	108	330	295
Other rent and landing fees	110	100	310	296
Aircraft maintenance	102	107	310	289
Other selling expenses	97	92	298	268
Depreciation and amortization	89	83	256	227
US Airways Express capacity purchases	195	162	559	466
Other	381	402	1,145	1,143

Total Operating Expenses	2,365	2,176	6,798	6,104

Operating Income (Loss)	11	(107)	36	253

Other Income (Expense)
Interest income	26	65	85	170
Interest expense	(64)	(48)	(187)	(145)
Interest capitalized	4	7	11	16
Gain on sale of investment	-	-	-	274
Other, net	(3)	-	(5)	16

Other Income (Expense), Net	(37)	24	(96)	331

Income (Loss) Before Taxes and
Cumulative Effect of Accounting Change	(26)	(83)	(60)	584
Provision (Credit) for Income Taxes	(3)	(28)	(6)	233

Income (Loss) Before Cumulative
Effect of Accounting Change	(23)	(55)	(54)	351
Cumulative Effect of Accounting
Change, Net of Applicable Income Taxes of $63 Million	-	-	(103)	-

Net Income (Loss)	$(23)	$(55)	$(157)	$351

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
September 30, 2000 (unaudited) and December 31, 1999
(in millions)
	September 30,	December 31,
	2000	1999

ASSETS
Current Assets
Cash	$27	$13
Cash equivalents	463	215
Short-term investments	692	624
Receivables, net	466	385
Receivables from related parties, net	84	229
Materials and supplies, net	220	192
Deferred income taxes	363	341
Prepaid expenses and other	160	185

Total Current Assets	2,475	2,184
Property and Equipment
Flight equipment	6,274	5,396
Ground property and equipment	1,087	970
Less accumulated depreciation and amortization	(2,923)	(2,786)

	4,438	3,580
Purchase deposits for flight equipment	121	46

Total Property and Equipment	4,559	3,626
Other Assets
Goodwill, net	555	438
Other intangibles, net	325	278
Receivable from parent company	90	281
Other assets, net	859	690

Total Other Assets	1,829	1,687

	$8,863	$7,497

LIABILITIES AND STOCKHOLDER'S EQUITY DEFICIT)
Current Liabilities
Current maturities of long-term debt	$323	$116
Accounts payable	503	414
Traffic balances payable and unused tickets	1,151	635
Accrued aircraft rent	199	227
Accrued salaries, wages and vacation	338	336
Other accrued expenses	473	638

Total Current Liabilities	2,987	2,366
Noncurrent Liabilities
Long-term debt, net of current maturities	2,432	2,100
Accrued aircraft rent	252	277
Deferred gains, net	570	499
Postretirement benefits other than pensions	1,383	1,298
Employee benefit liabilities and other	1,631	1,143

Total Noncurrent Liabilities	6,268	5,317
Commitments and Contingencies
Stockholder's Equity (Deficit)
Common stock	-	-
Paid-in capital	2,609	2,406
Retained earnings (deficit)	(739)	(582)
Receivable from parent company	(2,262)	(2,010)

Total Stockholder's Equity (Deficit)	(392)	(186)

	$8,863	$7,497

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2000 and 1999 (unaudited)
(in millions)

	2000	1999

Cash flows from operating activities
Net income (loss)	$(157)	$351
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities
Depreciation and amortization	256	227
Gains on dispositions of property	(2)	(5)
Gain on sale of investment	-	(274)
Amortization of deferred gains and credits	(31)	(22)
Cumulative effect of accounting change, net of applicable income taxes	103	-
Other	(29)	(83)
Changes in certain assets and liabilities
Decrease (increase) in receivables	(157)	(116)
Decrease (increase) in materials and supplies, prepaid expenses and pension assets	2	29
Decrease (increase) in deferred income taxes	(93)	38
Increase (decrease) in traffic balances payable and unused tickets	349	175
Increase (decrease) in accounts payable and accrued expenses	299	241
Increase (decrease) in postretirement benefits
other than pensions, noncurrent	61	79

Net cash provided by (used for) operating activities	601	640

Cash flows from investing activities
Capital expenditures	(1,352)	(877)
Proceeds from dispositions of property	18	43
Proceeds from exercise of Sabre options	81	-
Proceeds from sale of investment	-	307
Decrease (increase) in short-term investments	(72)	(37)
Decrease (increase) in restricted cash and investments	5	-
Funding of parent company's common stock purchases	(20)	(670)
Funding of parent company's aircraft purchase deposits	(81)	(163)
Other	4	3

Net cash provided by (used for) investing activities	(1,417)	(1,394)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	582	600
Proceeds from issuance of long-term debt	1,051	36
Principal payments on long-term debt	(555)	(102)

Net cash provided by (used for) financing activities	1,078	534

Net increase (decrease) in Cash and Cash equivalents	262	(220)

Cash and Cash equivalents at beginning of period	228	604

Cash and Cash equivalents at end of period	$490	$384

Noncash investing and financing activities
Reduction of parent company receivable-assignment of
aircraft purchase rights by parent company	$269	$166

Supplemental Information
Cash paid during the period for interest, net of amount capitalized	$174	$142
Net cash paid (received) during the period for income taxes	$(53)	$57

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

     Effective July 1, 2000, Shuttle, Inc. (Shuttle) was merged into US Airways. The operations of the former Shuttle subsequent to June 30, 2000 are included in US Airways' consolidated financial statements. Shuttle was formerly a wholly-owned subsidiary of US Airways Group.

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

(this space intentionally left blank)

(c) Pro Forma Information

     The pro forma amounts below are provided to show what US Airways would have reported if the new accounting policy had been in effect in periods prior to 2000 and the Shuttle merger had occurred on January 1, 1999.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		Pro Forma	Pro Forma
	2000	1999	2000	1999
Operating Revenues
Passenger transportation	$1,967	$1,740	$5,720	$5,396
US Airways Express
transportation revenues	229	198	651	581
Cargo and freight	41	33	117	107
Other	139	126	413	368

Total Operating Revenues	2,376	2,097	6,901	6,452
Total Operating Expenses	2,365	2,208	6,850	6,211

Operating Income (Loss)	$11	$(111)	$51	$241

Income (Loss) Before Cumulative Effect
of Accounting Change	$(23)	$(58)	$(44)	$342

2. Comprehensive Income

     Comprehensive income (loss) was $(23) million and $(55) million for the three months ended September 30, 2000 and 1999, respectively, and $(157) million and $174 million for the nine months ended September 30, 2000 and 1999, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income is composed primarily of changes in the fair value of US Airways' equity investments.

3. Operating Segments and Related Disclosures

     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiaries). The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's wholly-owned regional airlines and from marketing agreements with two non-owned US Airways Express air carriers.

     Financial information for each reportable operating segment is set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Operating Revenues:
US Airways (1)	$2,147	$1,871	$6,183	$5,776
US Airways Express	229	198	651	581

	$2,376	$2,069	$6,834	$6,357

(table continued on following page)

Income (Loss) Before Taxes and
Cumulative Effect of Accounting Change:
US Airways (1)	$(73)	$(128)	$(186)	$181
US Airways Express	34	36	92	115
All Other (2)	13	9	34	288

	$(26)	$(83)	$(60)	$584

(1) Amounts include activity of former Shuttle as of July 1, 2000.

(2) Nine months ended September 30, 1999 amount includes a $274 million gain on the sale of Galileo International, Inc. stock.

4. Related Party Transactions

     US Airways provides various loans to US Airways Group including the advancing of funds to purchase US Airways Group's common stock which is recorded as a reduction of Stockholder's Equity. Interest, at market rates, was accrued on these advances through September 30, 1999 at which time such advances became non-interest bearing. Interest income related to this receivable was $35 million and $91 million for the three and nine months ended September 30, 1999, respectively .

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

Financial Overview

     For the third quarter of 2000, the Company's operating revenues were $2.4 billion, operating income was $5 million, net loss was $30 million and diluted loss per common share was $0.45. For the comparative period in 1999, operating revenues were $2.1 billion, operating loss was $111 million, net loss was $85 million and diluted loss per common share was $1.19.

     For the first nine months of 2000, the Company's operating revenues were $6.9 billion, operating income was $34 million, loss before cumulative effect of accounting change was $65 million and diluted loss per common share before cumulative effect of accounting change was $0.97. For the comparative period in 1999, operating revenues were $6.5 billion, operating income was $257 million, income before cumulative effect of accounting change was $278 million and diluted earnings per common share before cumulative effect of accounting change was $3.65. The Company's results for the nine months ended September 30, 1999 include certain nonrecurring and unusual items.

     The major factors that influenced the Company's financial performance for the first nine months of 2000 included significantly higher fuel prices, severe weather along the Eastern United States (U.S.) in January and June, reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown (see "Update on Strategic Objectives Progress" below), air traffic control delays and passenger apprehensions of flying on or around December 31, 1999. Factors affecting results for the nine months ended September 30, 1999 include inclement weather, particularly Hurricane Floyd; pilot training constraints; air traffic control delays and cancellations; and aircraft shortages resulting from delays in aircraft returning from regularly scheduled maintenance.

Update on Strategic Objectives Progress

     The Company's actions continue to follow its five-point business plan:

  Achieve a competitive cost structure,
  Exploit the route network,
  Rationalize the fleet,
  Change the culture of the company,
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

     US Airways continues to expand international service. A majority of transatlantic passengers originate their travel from the Eastern U.S., the Company's primary operating region. US Airways began to bolster international operations to take advantage of its strategic position in 1996. From March to September 2000, US Airways received its first five A330-300 widebody aircraft. US Airways introduced three-class transatlantic service on the A330 when it was placed into service on May 4th operating between Philadelphia and Paris. Since the end of 1999, US Airways added service between Charlotte and both Paris and Frankfurt on April 13th and May 11th, respectively, between Philadelphia and Manchester, England on May 25th and between Pittsburgh and London's Gatwick Airport on July 17th. In addition, US Airways will resume daily nonstop service between Philadelphia and Amsterdam effective April 11, 2001 and will offer new service between Philadelphia and Brussels beginning in May 2001.

     Recently, US Airways announced new service to the Caribbean. In November 2000, US Airways will introduce service between Philadelphia and both Aruba and Santo Domingo, between New York LaGuardia and Nassau, between Pittsburgh and Cancun and between Charlotte and St. Thomas.

     With regards to rationalizing the fleet, the Company received 32 A320-family aircraft and 5 A330 aircraft into its fleet and retired seven DC-9-30 aircraft, one B727-200 aircraft and six B737-200 aircraft during the nine months ended September 30, 2000. The Airbus aircraft are more fuel efficient, are less costly to maintain, have greater range capabilities and provide certain customer service advantages over the aircraft they replace. During 2000, the Company expects to take delivery of 50 A320-family aircraft and seven A330 aircraft and retire 16 B737-200 aircraft, four B727-200 aircraft and 13 DC-9-30 aircraft.

UAL Corporation Acquisition

     On May 23, 2000, the Company entered into an Agreement and Plan of Merger with UAL Corporation, United Airlines' parent corporation, and Yellow Jacket Acquisition Corp., a wholly-owned subsidiary of UAL which has been formed for the purpose of this merger, pursuant to which the merger subsidiary will be merged into US Airways Group. As a result, US Airways Group would be the surviving corporation and would become a wholly-owned subsidiary of UAL. In the merger, all of the shares of US Airways Group common stock held by stockholders of the Company (other than US Airways Group, UAL Corporation and Yellow Jacket Acquisition Corp. and other than dissenting stockholders who perfect their appraisal rights) will be converted into the right to receive the cash merger consideration of $60.00 per share. Consummation of the merger is subject to various conditions set forth in the Agreement and Plan of Merger, including, but not limited to, the receipt of regulatory approvals and adoption of the merger agreement by the stockholders of US Airways Group. On October 12, 2000, the stockholders of US Airways Group adopted the merger agreement. The Company believes that efforts sufficient to satisfy the regulatory requirements can be concluded during the month of January, 2001 and that the merger will be completed promptly following satisfaction of such requirements. However, the Company can provide no assurance that such requirements will be satisfied or, if satisfied, the date by which they will be satisfied.

     If the merger between the Company and a subsidiary of UAL Corporation is consummated, the combined company may be required to divest some of its routes and slots for competitive reasons. To address the potential competitive issues, the companies have entered into a Memorandum of Understanding with Robert Johnson, a Director of the Company, under which an entity formed by Mr. Johnson would buy certain assets from the Company and create a new airline to operate out of Reagan National Airport. The Company would retain the routes formerly operated by US Airways Shuttle and the assets necessary to fly to its hubs at Pittsburgh, Charlotte and Philadelphia.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings. The Company plans to adopt SFAS 133 as amended effective January 1, 2001 and is currently assessing the impact of this statement.

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

     The Federal Aviation Administration has designated John F. Kennedy International Airport (Kennedy) and LaGuardia Airport (LaGuardia) in New York, O'Hare International Airport in Chicago (O'Hare) and Ronald Reagan Washington National Airport in Washington, D.C. (Reagan National) as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was enacted which eliminates slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of this legislation, the Company performed an evaluation in the second quarter in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that the slots are not currently impaired.

     Among other things, the legislation encourages the development of air service to smaller communities from slot-controlled airports. In connection with this, several airlines announced increases in regional jet flights from New York's LaGuardia airport to cities in the East, South and Midwest, which are served by the Company. The Company has been implementing a plan to increase service to such communities from LaGuardia. At this time, the Company cannot predict the outcome of the announced plans. However, the Port Authority of New York and New Jersey,

which operates LaGuardia, implemented a freeze on new rush-hour flights effective October 1, 2000 due to delays stemming from concerns related to capacity constraints. On November 8, 2000, the Port Authority of New York and New Jersey with the cooperation of the Federal Aviation Administration issued proposed rules to address those concerns. The Company is reviewing the proposed rules.

     Regional jet aircraft add a great deal of flexibility to the US Airways system because they can operate effectively in markets too small for US Airways' jet service and with stage lengths too great for turboprop aircraft. The number of regional aircraft operated by US Airways is limited by provisions in US Airways' pilot labor contract. Based on the scope of the limitations imposed by the agreement, US Airways can currently operate approximately 70 regional jets. US Airways currently has service agreements with Mesa Airlines, Inc., Chautauqua Airlines, Inc. and, beginning December 2000, Trans States Airlines, Inc., under which these airlines may operate regional jets for US Airways. As of September 30, 2000, these airlines flew 27 regional jets under these agreements. By the end of 2001, the Company anticipates that collectively these airlines will be operating 70 regional jets.

     In July 1998, US Airways and American Airlines, Inc. (American) entered into agreements whereby participants of each airline's frequent traveler programs (FTPs) may redeem mileage credits for award travel on either airline. Participants may also "pool" mileage credits between FTPs. Each company compensates the other when relieved of an obligation to provide a travel award. On August 24, 2000, American gave US Airways notice of its intent to terminate this arrangement, effective as of August 23, 2001.

Results of Operations

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1A of this report) and in "Selected US Airways Operating and Financial Statistics" below. Except where noted, operating statistics referred to below are for scheduled service only.

     The pro forma amounts presented herein for US Airways Group are adjusted to show what US Airways Group would have reported if the new accounting policy related to Dividend Miles revenue recognition had been in effect in periods prior to 2000. The pro forma amounts and certain noted operating and financial statistics presented herein for US Airways are adjusted to show what US Airways would have reported if the new accounting policy related to Dividend Miles revenue recognition had been in effect in periods prior to 2000 and the merger of Shuttle, Inc (Shuttle) had occurred on January 1, 1999. See Note 1 in Part I, Items 1A and 1B for additional information related to the revenue recognition change and the Shuttle merger.

Three Months Ended September 30, 2000
Compared with the
Three Months Ended September 30, 1999

Operating Revenues-Passenger transportation revenues increased $273 million or $236 million on a pro forma basis. Passenger revenues for US Airways increased $227 million on a pro forma basis due to a 19.8% increase in revenue passenger miles (RPMs) partially offset by a 5.6% decrease in yield. Passenger transportation revenues for the wholly-owned regional airlines increased $9 million due primarily to increased yields. Cargo and freight revenues increased 23.5% reflecting the increased cargo carrying capability of the new Airbus aircraft. Other operating revenues were relatively flat. However, on a pro forma basis these revenues would have increased by $41 million. The increase is principally due to revenues generated from sales of capacity (available seat miles or ASMs) on Mesa Airlines, Inc. (Mesa) and Chautauqua Airlines, Inc. (Chautauqua) and revenues from sales of fuel to affiliated third parties (rate-driven). The increased revenues resulting from sales of capacity on Mesa and Chautauqua are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-Personnel costs increased 2.6% due to capacity driven increases in full time equivalents and flight hours and to certain wage and benefit increases partially offset by expenses recognized in the prior year period related to lump sum payments made to certain employee groups. Aviation fuel increased significantly due primarily to average fuel prices increasing 54.7% over their prior year level. Commissions decreased 24.4% due primarily to an October 1999 revision in the general commission rate paid to travel agents from 8% to 5% and more internet bookings which are generally subject to lower commission rates. Aircraft rent increased 4.8% reflecting lease expense associated with Airbus aircraft delivered subsequent to September 30, 1999. Aircraft maintenance decreased 3.8% due to higher engine repair activities and unserviceable material expenses in 1999. Other operating expenses increased marginally due to expenses from sales of fuel to affiliated third parties (rate-driven) and expenses related to purchases of capacity (ASMs) on Mesa and Chautauqua partially offset by lower expenses related to US Airways information services management contract with Sabre, Inc. (Sabre).

Other Income (Expense)-Interest expense increased due to more debt outstanding, primarily in connection with new aircraft financing. See "Liquidity and Capital Resources" below.

Earnings (Loss) per Common Share-Third quarter 2000 loss per common share was less than the prior year reflecting a lower net loss partially offset by the effect of a lower share number stemming from the share repurchases that occurred mostly in 1999.

Nine Months Ended September 30, 2000
Compared with the
Nine Months Ended September 30, 1999

Operating Revenues-Passenger transportation revenues increased $450 million or $346 million on a pro forma basis. Passenger revenues for US Airways increased $324 million on a pro forma basis due to an 11.2% increase in RPMs partially offset by a 4.7% decrease in yield. Passenger transportation revenues related to the wholly-owned regional airlines increased $21 million reflecting favorable yield trends. Other operating revenues were relatively flat. However, on a pro forma basis these revenues would have increased by $119 million. The increase is principally due to revenues generated from sales of capacity (available seat miles or ASMs) on Mesa and Chautauqua (Chautauqua agreement began in July 1999), revenues from sales of fuel to affiliated third parties (rate-driven) and an increase in frequent traveler mileage credits sold to partners. The increased revenues resulting from sales of capacity on Mesa and Chautauqua are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses- The Company's results for the nine months ended September 30, 1999 include certain activity categorized as nonrecurring and unusual items. The table below shows where these items were recorded in the Company's Condensed Consolidated Statements of Operations (dollars in millions). The nonrecurring items recognized in Operating Expenses were credits to the respective expense line item. All credits were recognized in the second quarter except the credit to Other, net (first quarter).

(this space intentionally left blank)

Operating Expenses
Aircraft rent	$11
Aircraft maintenance	1
Depreciation and amortization	4

16

Other Income (Expense)
Gain on sale of investment	274
Other, net	10

284

Amount reflected in Income (Loss) Before Taxes	$300

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

     The Company's Personnel costs increased 6.4% due to capacity driven increases in full time equivalents, flight hours and certain wage rates partially offset by expenses recognized in the prior year period related to lump sum payments made to certain employee groups. Aviation fuel increased 84.5% due primarily to average fuel prices increasing 71.1% over their prior year level. Commissions decreased 24.9% due primarily to an October 1999 revision in the general commission rate paid to travel agents from 8% to 5% and more internet bookings which are generally subject to lower commission rates, if any. Aircraft rent increased 7.3%, excluding the effects of the prior period nonrecurring item, reflecting lease expense associated with Airbus aircraft delivered subsequent to September 30, 1999. Aircraft maintenance increased 3.3%, excluding the effects of the prior period nonrecurring item, as the Company incurred additional expenses in successfully eliminating the backlog of aircraft waiting for scheduled maintenance. Other selling expenses increased 10.4% due to US Airways conducting an expanded advertising campaign dubbed "Win Back" targeted at passengers electing to fly other airlines as a result of past operational issues, and to higher credit card and CRS fees. Depreciation and amortization increased 9.1%, excluding the effects of the prior period nonrecurring item, due to the purchase of new Airbus aircraft and higher depreciation expenses associated with reducing the remaining depreciable life of certain DC-9-30 and B737-200 aircraft. Other operating expenses increased due to expenses from sales of fuel to affiliated third parties (rate-driven), expenses related to purchases of capacity (ASMs) on Mesa and Chautauqua (Chautauqua agreement began in July 1999) and increases in capacity related expenses including passenger food and crew travel. These increases were partially offset by lower expenses associated with US Airways' information systems contract with Sabre. Expenses in 1999 related to the Sabre contract were higher than normal due to a high number of scheduled data migration projects during that period.

Other Income (Expense)-Interest income increased due to higher investment balances than prior year. US Airways invested the proceeds of $500 million related to its senior secured credit facilities in interest-bearing cash equivalents for the period March 15, 2000 to May 4, 2000, the repayment date. Interest expense increased due to more debt outstanding, including the $500 million senior secured credit facilities. Other, net includes a $10 million gain which resulted from the sale of approximately 30% of US Airways' interest in Equant n.v. in the first quarter of 1999.

Provision (Credit) for Income Taxes-The Company's tax credit for the nine months ended September 30, 2000 was $11 million based on the loss before taxes of $76 million partially offset by cumulative permanent differences.

Earnings (Loss) per Common Share-Earnings per common share was adversely affected by lower net earnings and by the effect of a lower share number stemming from the share repurchases that occurred mostly in 1999.

Selected US Airways Operating and Financial Statistics (Note 1)
	Three Months						Nine Months
	Ended September 30,				Increase		Ended September 30,				Increase
	2000		1999		(Decrease)		2000		1999		(Decrease)
Revenue passengers (thousands)* (Note 13)	15,809		14,369		10.0%		45,031		42,901		5.0%
Total RPMs (millions) (Notes 2 and 13)	12,890		10,771		19.7%		34,892		31,409		11.1%
RPMs (millions)* (Note 13)	12,879		10,750		19.8%		34,849		31,343		11.2%
Total ASMs (millions) (Notes 3 and 13)	17,680		15,084		17.2%		49,348		44,400		11.1%
ASMs (millions)* (Note 13)	17,666		15,056		17.3%		49,295		44,316		11.2%
Passenger load factor* (Notes 4 and 13)	72.9%		71.4%		1.5	pts.	70.7%		70.7%		-	pts.
Break-even load factor (Note 5)	75.4%		76.6%		(1.2	)pts.	73.0%		69.0%		4.0	pts.
Yield* (Notes 6, 12 and 13)	15.27	c	16.18	c	(5.6)%		16.41	c	17.22	c	(4.7)%
Passenger revenue per ASM* (Notes 7, 12 and 13)	11.13	c	11.56	c	(3.7)%		11.60	c	12.18	c	(4.8)%
Revenue per ASM (Notes 8, 12 and 13)	12.15	c	12.59	c	(3.5)%		12.67	c	13.22	c	(4.2)%
Cost per ASM (Notes 9 and 13)	12.28	c	13.57	c	(9.5)%		12.75	c	12.97	c	(1.7)%
Average passenger journey (miles)* (Note 13)	815		748		9.0%		774		731		5.9%
Average stage length (miles)*	649		626		3.7%		637		617		3.2%
Revenue aircraft miles (millions)*	126		109		15.6%		355		324		9.6%
Cost of aviation fuel per gallon (Note 10)	98.27	c	63.53	c	54.7%		91.04	c	53.21	c	71.1%
Cost of aviation fuel per gallon,
excluding fuel taxes (Note 11)	91.33	c	57.21	c	59.6%		84.45	c	47.01	c	79.6%
Gallons of aviation fuel consumed (millions)	335		287		16.7%		929		848		9.6%
Scheduled mileage completion factor*	97.8%		95.3%		2.5	pts.	97.2%		96.3%		0.9	pts.
Number of aircraft in operating fleet
at period-end (Note 13)	416		404		3.0%		416		404		3.0%
Full-time equivalent employees
at period-end (Note 13)	44,026		40,993		7.4%		44,026		40,993		7.4%

c= cents

* Scheduled service only (excludes charter service).

Note 1.	Operating statistics include US Airways' "mainline" operations as well as the operations of its low-cost product, MetroJet. Operating statistics include free frequent travelers and the related miles they flew. Revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways'
financial results for purposes of financial statistical calculations for better comparability between periods.
Note 2.	Revenue passenger miles-Revenue passengers multiplied by the number of miles they flew.
Note 3.	Available seat miles-Seats available multiplied by the number of miles flown (a measure of capacity).
Note 4.	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
Note 5.	Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
Note 6.	Passenger transportation revenue divided by RPMs.
Note 7.	Passenger transportation revenue divided by ASMs (a measure of unit revenue).
Note 8.	Total Operating Revenues divided by ASMs (a measure of unit revenue).
Note 9.	Total Operating Expenses divided by ASMs (a measure of unit cost).
Note 10.	Includes the base cost of aviation fuel, fuel taxes and transportation charges.
Note 11.	Includes the base cost of aviation fuel and transportation charges (excludes fuel taxes).
Note 12.	Effective January 1, 2000, US Airways changed its accounting policy related to Dividend
Miles revenue recognition as described in "Other Information" above. The 1999 amounts are presented on a pro forma basis to show what US Airways would have reported if the new accounting policy had been in effect in periods prior to 2000.
Note 13.	Includes the activity of the former Shuttle, Inc. on a pro forma basis as if it was merged into
US Airways as of January 1, 1999.

     Capacity (as measured by ASMs) increased 17.3% and 11.2% for the three and nine months ended September 30, 2000, respectively. RPMs increased 19.8% and 11.2% for the three and nine months ended September 30, 2000, respectively. These increases resulted in a 72.9% and 70.7% passenger load factor, respectively. The increase in capacity reflects more aircraft, longer average stage lengths and improved operational performance. RPM growth in the first nine months of 2000 was adversely impacted by severe weather along the Eastern U.S. particularly in January and June, reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown, air traffic control delays and passenger apprehensions of flying on or around December 31, 1999.

     US Airways' unit revenue (revenue per ASM) fell 3.5% and 4.2% for the three and nine months ended September 30, 2000, respectively, reflecting marginally higher revenues on increased capacity. Its unit cost (cost per ASM) decreased 9.5% and 1.7% for the three and nine months ended September 30, 2000, respectively, reflecting better operational performance, lower commission costs and increased capacity partially offset by significantly higher fuel costs. The impact of fuel costs on unit cost was significant. Pro forma unit cost excluding fuel decreased by 15.5% and 7.6% compared to the prior year periods for the three and nine months ended September 30, 2000, respectively.

Liquidity and Capital Resources

     As of September 30, 2000, the Company's Cash, Cash equivalents and Short-term investments totaled $1.2 billion. The Company's ratio of current assets to current liabilities (current ratio) was 0.8 (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1A of this report). As of December 31, 1999, the Company's Cash, Cash equivalents and Short-term investments totaled $870 million and the current ratio was 0.8.

     For the first nine months of 2000, the Company's operating activities provided net cash of $645 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report) compared to $654 million for the first nine months of 1999. Operating cash flows during the first nine months of 2000 were adversely affected by the same factors that impacted financial results during that period (see discussion in "Results of Operations").

     For the first nine months of 2000, investing activities included cash outflows of $1.46 billion related to capital expenditures. Capital expenditures included $1.44 billion for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment (including training equipment) and miscellaneous assets. During January 2000, US Airways received $81 million related to its December 1999 exercise of Sabre options. The net cash used for investing activities for the nine months ended September 30, 2000 was $1.42 billion. Investing activities during the first nine months of 1999 included cash outflows of $1.07 billion related to capital expenditures and cash inflows of $43 million related to asset dispositions. Capital expenditures included $967 million for aircraft and aircraft-related assets, including the purchase of 24 new Airbus A320-Family aircraft, the purchase of twelve aircraft that were previously leased (including five nonoperating BAe-146 aircraft which were immediately sold) and purchase deposits related to new Airbus aircraft scheduled for future delivery. Net cash used for the first nine months of 1999 was $750 million.

     Net cash provided by financing activities during the first nine months of 2000 was $1.06 billion. US Airways received proceeds of $500 million from its senior secured credit facilities (Facilities) in March 2000 and $514 million from mortgages of eight A320-family aircraft and five A330 aircraft. In addition, US Airways received $37 million from special facility revenue bond financings (see below) and $582 million from sale-leaseback transactions for 18 A320-family aircraft. These proceeds were partially offset by the early January purchase of 0.6 million shares of Common Stock on the open market for $20 million, the $500 million repayment of the Facilities on May 4, 2000 and scheduled principal repayments of long-term debt of $55 million. Net cash used for financing activities during the first nine months of 1999 was $119 million, including $670 million related to the Company's purchase of 12 million shares of its common stock. Besides normal debt repayments, US Airways retired early certain debt with a principal amount of $46 million during the first nine months of 1999. These cash outflows were partially offset by sale-leaseback transactions for 18 of the new Airbus aircraft purchased in the first nine months of 1999 generating proceeds of $600 million.

     In July 2000, the Philadelphia Authority for Industrial Development issued $71 million of special facility revenue bonds, the proceeds of which were provided to US Airways in the form of an unsecured loan. US Airways intends to utilize the proceeds to finance various improvements at the Philadelphia International Airport where US Airways has significant operations. The bond proceeds are restricted to expenditures at the Philadelphia International Airport and unspent amounts are classified as a component of Other assets, net in the balance sheets.

     In September 2000, the City of Charlotte issued $35 million of special facility revenue bonds, the proceeds of which will be used to pay the cost of design, acquisition, construction and equipping of certain airport related facilities to be leased to US Airways at the Charlotte/Douglas International Airport.

     In October 2000, US Airways filed a shelf registration statement to sell up to $1.2 billion in pass through certificates. In November 2000, US Airways completed an offering of enhanced equipment trust certificates for $491 million. Simultaneously with this offering, US Airways completed a private placement transaction of enhanced equipment trust certificates totaling $157 million. The proceeds of this financing will be used to partially finance 23 A320-family aircraft with expected delivery dates through February 2001. US Airways completed enhanced equipment trust certificate offerings in March 2000 and August 2000 for $282 million and $362 million, respectively.

     The minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $692 million for the three months ended December 31, 2000, $1.15 billion in 2001, $587 million in 2002, $289 million in 2003 and $501 million thereafter. See Note 6 in Part I, Item 1A for additional information related to Airbus aircraft.

Updated Outlook

     Year-over-year unit revenue performance for the fourth quarter of 2000 is expected to decline as pressure on yields continues. Year-over-year unit cost for the fourth quarter of 2000 is expected to be even with last year's level or to decline slightly. US Airways anticipates paying $1.06 per gallon including taxes for the fourth quarter of 2000. Based on expected downward pressures on yield, higher fuel costs and other factors, US Airways expects to post a loss for the fourth quarter of 2000.

     Available seat miles are expected to increase 13% year-over-year for the fourth quarter of 2000. East-west capacity is expected to grow approximately 27% and Florida capacity will increase approximately 15%. Load factor for the fourth quarter of 2000 is expected to increase by approximately 1.5 percentage points. US Airways expects to take delivery of 18 A320-family aircraft and two A330 aircraft in the fourth quarter of 2000, 23 A321 aircraft and two A330 aircraft in 2001, and 17 A320-family aircraft in 2002. US Airways expects to retire 20 DC9s, eight MD80s and one Boeing 737-200 aircraft in 2001. Based on these assumptions, US Airways' capacity is expected to increase 8% to 10% in 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of US Airways Group, Inc. and US Airways, Inc. to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999 except as discussed below.

     For the nine months ended September 30, 2000 and 1999, aviation fuel expenses represented 13.1% and 7.9%, respectively, of the Company's total operating expenses (as adjusted to exclude certain nonrecurring and unusual items). Based upon the Company's nine months ended September 30, 2000 fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel experienced in the nine months ended September 30, 2000 would increase the Company's aviation fuel expense by $90 million. The change in market risk from December 31, 1999 is due primarily to the increase in fuel prices.

Part II. Other Information

Item 1. Legal Proceedings

     In May 1995, the Company, US Airways and the Retirement Income Plan for Pilots of US Airways, Inc. were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. In February 1999, the U.S. Court of Appeals upheld the district court's decision originally granted in May 1996 in the defendants' favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiff's petition for certiorari. The U.S. District Court has retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under ERISA. In August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving the plaintiff the right to reinstate their claims after completion of the arbitration proceedings. Certain of the plaintiffs have filed a claim before the US Airways Pilot Retirement Board requesting arbitration of their claim for benefits which they believe were erroneously calculated. The Retirement Board is in the process of selecting an arbitrator to decide certain issues related to the plaintiffs' claims for benefits. The Company is unable to predict at this time the ultimate resolution of these proceedings.

     Commencing on May 24, 2000, the Company, along with several of its officers and directors and, in all suits other than one, UAL Corporation, have been named as defendants in eight putative class actions filed in the Court of Chancery of the State of Delaware in and for the New Castle County (Court). The plaintiffs allege that they have been and will be damaged by the agreement reached between US Airways Group, UAL Corporation, and Robert Johnson with respect to the acquisition by an entity to be established by Mr. Johnson of certain assets located at Reagan Washington National Airport that are to be divested by UAL Corporation upon consummation of the merger. The plaintiffs allege, among other things, that the individual defendants have breached their duty of loyalty and their fiduciary duties in entering into the agreement with Mr. Johnson. On November 9, 2000, the Company entered into a memorandum of understanding to settle the class actions, subject to consummation of the merger, negotiation of a definitive settlement agreement and Court approval of the settlement. There can be no assurance that the Court will approve the settlement as proposed.

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

     There have been no other significant developments in the pending legal proceedings as previously reported on the Annual Report of US Airways Group, Inc. and US Airways, Inc. on Form 10-K for the year ended December 31, 1999, and the Quarterly Report on Form 10-Q of both companies for the quarterly period ended June 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Designation                Description

27.1        Financial Data Schedule-US Airways Group
27.2        Financial Data Schedule-US Airways

B. Reports on Form 8-K

Date of Report                                            Subject of Report
October 26, 2000	Underwriting agreement filed as an Exhibit in connection with, and incorporated by reference into, US Airways, Inc.'s
Registration Statement on Form S-3 (Registration No. 333-
47348). The Registration Statement and the Prospectus
Supplement, dated October 26, 2000 to the Prospectus, dated
October 16, 2000, relate to the offering by US Airways, Inc. of
Pass Through Certificates, Series 2000-3G.

October 18, 2000	News release disclosing the results of operations for both US
Group and US Airways for the three and nine months ended
Airways September 30, 2000, and selected operating and
financial statistics for US Airways for the same periods.

October 10, 2000	Certain forward-looking information was provided by US
Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

September 12, 2000	Certain forward-looking information was provided by US
Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

August 2, 2000	Documents filed as Exhibits in connection with, and
incorporated by reference into, US Airways Group, Inc.'s and
US Airways, Inc.'s Registration Statement on Form S-3
(Registration No. 333-79825). The Registration Statement, and
a Prospectus Supplement, dated July 24, 2000, to the
Prospectus, dated July 30, 1999, relate to the offering of US
Airways, Inc. Pass Through Certificates, Series 2000-2,Class G.

                                                                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

                                                                                US Airways Group, Inc. (REGISTRANT)

Date: November 13, 2000                                           By: /s/ Anita P. Beier
                                                                                Anita P. Beier
                                                                                Vice President and Controller
                                                                                (Chief Accounting Officer)

                                                                                 US Airways, Inc. (REGISTRANT)

Date: November 13, 2000                                           By: /s/ Anita P. Beier
                                                                                Anita P. Beier
                                                                                Vice President and Controller
                                                                                (Chief Accounting Officer)