Form 10-K405
period 2000-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2001-03-30
CIK 701345, 714560

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

(Commission file number: 1-8442)
(I.R.S. Employer Identification No: 53-0218143)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
US Airways Group, Inc.	Common stock, par value $1.00 per share (Common Stock)	New York Stock Exchange

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.               Yes  X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K section 229.405 is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of US Airways Group, Inc. held by non-affiliates on February 28, 2001 was approximately $2,698,000,000. On February 28, 2001, there were outstanding approximately 67,029,000 shares of Common Stock and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

(this space intentionally left blank)

US Airways Group, Inc.
and
US Airways, Inc.
Form 10-K
Year Ended December 31, 2000

Table of Contents
Part I		Page

Item 1.

Business
    Overview
    Airline Industry and the Company's Position in the Marketplace
    Industry Regulation and Airport Access
    Executive Officers
    Employees
    Aviation Fuel
    Distribution Channels
    Frequent Traveler Program
    Insurance

		1 1 3 5 7 9 9 9 10 11

Item 2.	Properties Flight Equipment Ground Facilities Terminal Construction Projects	11 11 12 13

Item 3.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote of Security Holders	15

Part II

Item 5A.	Market for US Airways Group's Common Equity and Related Stockholder Matters Stock Exchange Listing Market Prices of Common Stock Foreign Ownership Restrictions	16 16 16 16

Item 5B.	Market for US Airways' Common Equity and Related Stockholder Matters	16

Item 6.	Selected Financial Data Consolidated Statements of Operations-US Airways Group Consolidated Balance Sheets-US Airways Group Selected Operating and Financial Statistics-US Airways	17 17 17 18

(table of contents continued on following page)

US Airways Group, Inc.
and
US Airways, Inc.
Form 10-K
Year Ended December 31, 2000

Table of Contents
(continued)
		Page

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations Liquidity and Capital Resources Outlook for 2001	20 26 31 34

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 8A.	Consolidated Financial Statements for US Airways Group, Inc.	37

Item 8B.	Consolidated Financial Statements for US Airways, Inc.	69

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	98

Part III

Item 10.	Directors and Executive Officers of US Airways Group	99

Item 11.	Executive Compensation	102

Item 12.	Security Ownership of Certain Beneficial Owners and Management	110

Item 13.	Certain Relationships and Related Party Transactions	111

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K Consolidated Financial Statements Consolidated Financial Statement Schedules Exhibits Reports on Form 8-K	112 112 113 113 118

Signatures

	US Airways Group, Inc. US Airways, Inc.	120 122

Part I

Item 1. Business

Overview

     US Airways Group, Inc. (US Airways Group or the Company) is a corporation organized under the laws of the State of Delaware. The Company's executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-7000).

     US Airways Group's primary business activity is the ownership of the common stock of US Airways, Inc. (US Airways), Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont), PSA Airlines, Inc. (PSA), Potomac Air, Inc. (Potomac), US Airways Leasing and Sales, Inc. (US Airways Leasing and Sales), Material Services Company, Inc. (MSC), USLM Corporation (USLM) and Airways Assurance Limited, LLC (AAL). US Airways owns all of the common stock of US Airways Investment Management Company, Inc. (USIM) and US Airways Finance Corporation.

     US Airways, which is also a corporation organized under the laws of the State of Delaware, is the Company's principal operating subsidiary. US Airways is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. In 2000, US Airways accounted for approximately 88% of the Company's operating revenues on a consolidated basis. US Airways enplaned almost 61 million passengers in 2000 and is currently the sixth largest domestic air carrier (as ranked by revenue passenger miles (RPMs)). As of December 31, 2000, US Airways operated 417 jet aircraft (see Part I, Item 2 "Properties" for additional information related to aircraft operated by US Airways) and provided regularly scheduled service at 104 airports in the continental United States, Canada, Mexico, France, Germany, Italy, Spain, the United Kingdom and the Caribbean. US Airways' executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-7000). US Airways' internet address is usairways.com.

     The Company's operations consist of two segments: US Airways and US Airways Express. As mentioned above, US Airways accounted for approximately 88% of the Company's operating revenues on a consolidated basis in 2000. In addition, the Company derived 90% of its operating revenues from scheduled-service passenger transportation in 2000. The Company's results are seasonal with operating results typically highest in the second and third quarters due to US Airways' combination of business traffic and North-South leisure traffic in the Eastern U.S. during those periods.

     US Airways' major connecting hubs are at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Boston's Logan International Airport (Logan), New York's LaGuardia Airport (LaGuardia) and Washington's Ronald Reagan Washington National Airport (Reagan National). Measured by departures, US Airways is the largest at each of the foregoing airports, is the second largest at Baltimore/Washington International Airport, and is the largest air carrier in many smaller eastern U.S. cities such as Albany, Buffalo, Hartford, Richmond, Rochester and Syracuse. US Airways is also a leading airline from the Northeast U.S. to Florida. As of January 2001, US  Airways had approximately 82% of its departures and approximately 52% of its capacity (available seat miles or ASMs) deployed within the Eastern U.S.

     Nine air carriers have code share arrangements with US Airways to operate under the trade name "US Airways Express," including Allegheny, Piedmont, PSA and Potomac (see Part I, Item 2 "Properties" for information related to aircraft operated by the Company's four wholly-owned regional airlines). Typically, under a code share arrangement one air carrier places its designator code and sells tickets on the flights of another air carrier (its code share partner). US Airways provides reservations and, at certain stations, ground support and other services, in return for service fees. The US Airways Express network feeds traffic into US Airways' route system at several points, primarily at US Airways' connecting hubs. As of December 2000, US Airways Express served 163 airports in the continental U.S., Canada and the Bahamas, including 65 airports also served by US Airways. During 2000, US Airways Express air carriers enplaned approximately 11 million passengers (of these approximately 7 million passengers were enplaned by Allegheny, Piedmont, PSA and Potomac), approximately 54% of whom connected to US Airways flights.

     US Airways purchases all of the capacity (ASMs) generated by Allegheny, Piedmont, PSA and Potomac. US Airways determines the markets in which these air carriers operate, sets the fares in those markets and earns the related passenger transportation revenues. In January 1998, July 1999 and December 2000, US Airways began purchasing the capacity in certain markets of Mesa Airlines, Inc. (Mesa), Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (Trans States), respectively. Mesa, Chautauqua and Trans States operate regional jets in certain markets as part of US Airways Express.

     US Airways also code shares with the airline Deutsche BA on certain intra-Germany flights.

     US Airways Leasing and Sales, MSC and AAL operate in support of the Company's five airline subsidiaries in areas such as the procurement of aviation fuel, assisting with maintenance contracts, the marketing of surplus assets and insurance.

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

     The Company has agreements for the acquisition of up to 400 new single-aisle aircraft and up to 30 new widebody aircraft. As of December 31, 2000, US Airways had taken delivery of 90 of the new single-aisle aircraft and six widebody aircraft. The Company's aircraft acquisition agreements are discussed in detail in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereafter referred to as "MD&A" in this section of this report) as well as Note 6(a) to the Company's Notes to Consolidated Financial Statements.

     On May 23, 2000, the Company entered into an Agreement and Plan of Merger with UAL Corporation (UAL), United Air Lines, Inc.'s (United) parent corporation, and Yellow Jacket Acquisition Corp., a wholly-owned subsidiary of UAL which was formed for the purpose of this merger, pursuant to which the merger subsidiary will be merged into US Airways Group. As a result, US Airways Group would be the surviving corporation and would become a wholly-owned subsidiary of UAL. In the merger, all of the shares of US Airways Group common stock held by stockholders of the Company (other than US Airways Group, UAL Corporation and Yellow Jacket Acquisition Corp. and other than dissenting stockholders who perfect their appraisal rights) will be converted into the right to receive the cash merger consideration of $60.00 per share.

     Consummation of the merger is subject to various conditions set forth in the Agreement and Plan of Merger, including, but not limited to, the receipt of regulatory approvals and adoption by the stockholders of US  Airways Group. On October 12, 2000, the stockholders of US Airways Group adopted the merger agreement with UAL. Regulatory review is being conducted by the U.S. Department of Justice, the U.S. Department of Transportation (DOT) and various U.S. state attorneys general. On December 22, 2000, US Airways Group and UAL announced that they had agreed with the Department of Justice to extend the period for review pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 to April 2, 2001. In connection with the extension of the regulatory review period, US Airways Group and UAL also agreed to extend their merger agreement in accordance with its terms. On January 12, 2001, the European Commission announced its approval of the merger. On March 6, 2001, US Airways Group and UAL announced that they had agreed to extend the period for consummating the merger agreement beyond April 2, 2001 to allow further time for the Department of Justice to review the materials. The parties will be submitting additional materials in response to a March 2, 2001 request from the Department of Justice for information regarding the transaction between UAL and AMR Corporation. US Airways Group and UAL have informed the Department of Justice that they will provide it 21 days notice prior to the closing of the transaction.

     If the merger between the Company and a subsidiary of UAL is consummated, the combined company may be required to divest some of its routes and slots for competitive reasons. To address certain potential competitive issues, the Company and UAL have entered into a Memorandum of Understanding with Robert Johnson, the founder, chairman and chief executive officer of BET Holdings, Inc. (which was recently acquired by Viacom Inc.) and a member of the Board of Directors of the Company and US Airways. This Memorandum of Understanding, which was subsequently amended, contemplates that Mr. Johnson will form an entity to buy certain of the assets of the combined company and create a new airline operating out of Reagan National Airport, to be called "DC Air."

     On January 10, 2001, AMR Corporation and its wholly-owned subsidiary, American Airlines, Inc. (American), announced that they had agreed with UAL, contingent upon the consummation of the merger, to acquire some of the Company's key assets in exchange for a cash payment of $1.2 billion to the combined company and an assumption of $300 million in aircraft operating leases. These key assets include 14 gates at various airports in the northeastern corridor, 36 slots at LaGuardia Airport, as well as 66 owned and 20 leased aircraft. American also agreed to lease any necessary additional gates and slots in order to operate 50 percent of the departures of the former Shuttle, Inc. (which merged into US Airways, effective July 1, 2000). American further entered into an exclusive marketing agreement with DC Air and committed to acquire a 49 percent stake in DC Air (with a right of first refusal on the acquisition of the remaining 51 percent) in exchange for a cash payment of approximately $82 million subject to adjustment.

     On March 2, 2001, Atlantic Coast Airlines Holdings, Inc. announced that it had entered into an agreement with UAL, contingent upon the consummation of the merger, to acquire three of the Company's wholly-owned US  Airways Express carriers: Allegheny, Piedmont and PSA.

Airline Industry and the Company's Position in the Marketplace

     Historically, the demand for air transportation has tended to mirror general economic conditions. From the mid-1990s through 1999, general domestic economic conditions were relatively favorable as were the levels of demand for air transportation. Over this time period, the Company experienced favorable pricing and capacity trends as a result of those economic conditions. More recently, the slowing economy has adversely affected the Company's revenues. In addition, increased capacity growth in the Company's core operating regions since 1999 has resulted in pricing pressures from our competitors.

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

     A substantial portion of the Company's flights are to or from cities in the Eastern U.S. Accordingly, severe weather, air traffic control problems and downturns in the economy in the Eastern U.S. adversely affect the Company's results of operations and financial condition. Air traffic control problems were particularly acute during 2000 and 1999.

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

     US Airways' contract with its pilots became effective on January 1, 1998 and is helping US Airways to compete effectively with low-cost, low-fare competitors. The contract allowed US Airways to introduce its own low-cost, low-fare product, "MetroJet." MetroJet began operations on June 1, 1998 with five aircraft and service from Baltimore/Washington International Airport to four eastern cities. By the end of 2000, MetroJet had grown to 43 aircraft serving 20 cities. The Company considers MetroJet to be an effective competitive response to low-cost, low-fare competition.

     The Company's long-term strategic objective is to establish US Airways as a competitive global airline. As part of its efforts to achieve this objective, US Airways has substantially expanded its international operations in recent years. In connection with this expansion, US Airways introduced an international business class product in 1997 called "Envoy Class" and introduced a premium first class cabin on its new Airbus widebody aircraft in 2000. In support of additional international growth plans, as well as to further enhance its international service, six Airbus widebody aircraft were delivered in 2000 and three additional Airbus widebody aircraft have been delivered in 2001. US Airways plans to use these aircraft primarily in its transatlantic markets.

     The Company's Airbus aircraft are more fuel-efficient, are less costly to maintain, have greater range capabilities and are expected to provide certain customer service benefits over the aircraft they are replacing. In addition, the Company continues to expand regional jet service on certain routes operated by US Airways Express. The Company has taken other initiatives to improve its competitive position in the marketplace including a contract with Sabre Inc. (Sabre) in 1998. The Company believes this contract has provided information system enhancements and efficiencies, particularly in the areas of reservations, passenger check-in, yield management and aircraft and crew scheduling. The Company cannot predict at this time how the merger between it and a subsidiary of UAL Corporation may affect the relationship with Sabre.

Industry Regulation and Airport Access

     The Company's airline subsidiaries operate under certificates of public convenience and necessity issued by the DOT. Such certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. Airlines are also regulated by the U.S. Federal Aviation Administration (FAA), a division of the DOT, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, the Company's airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate that provide for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time-to-time, the FAA issues maintenance directives and other regulations affecting the Company's airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed such mandates relating to, among other things, expanded flight data recorder parameters; cargo hold smoke detection/fire suppression systems; enhanced ground proximity warning systems; fuselage pressure bulkhead reinforcement; cockpit drip shields; fuselage lap joint inspection rework; and increased inspections and maintenance procedures to be conducted on certain aircraft.

     The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including Boston, Washington, D.C., Chicago, San Diego, San Francisco and Orange County (California), have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of US Airways to expand its operations at the affected airports. Authorities at other airports may consider adopting similar noise regulations.

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

     Most major U.S. airports impose passenger facility charges. The ability of airlines to contest increases in these charges is restricted by federal legislation, DOT regulations and judicial decisions. Legislation was enacted in 2000 that would permit airports to increase passenger facility charges effective April 1, 2001. With certain exceptions, air carriers pass these charges on to passengers. The ability of US Airways to pass-through such fees to its customers is subject to various factors, including market conditions and competitive factors.

     The FAA has designated John F. Kennedy International Airport (Kennedy), Chicago O'Hare International Airport (O'Hare), LaGuardia and Reagan National as "high-density traffic airports" and limited the number of departure and arrival slots available to air carriers at those airports. In April 2000, legislation was enacted which eliminates slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of this legislation, the Company performed an evaluation in the second quarter of 2000 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that the slots are not currently impaired.

     Among other things, the legislation encourages the development of air service to smaller communities from slot-controlled airports. In connection with this, the Company and its subsidiaries implemented a plan to increase service to such communities from LaGuardia. In addition, several airlines increased regional jet service from LaGuardia to cities in the East, South and Midwest which are currently served by the Company, which led to excessive flight delays at LaGuardia. In response to such delays, the FAA implemented a lottery system limiting the number of new flights at LaGuardia. As a result, several airlines, including US Airways, were required to reduce the number of flights added at LaGuardia in connection with this legislation by January 31, 2001.

     Regional jet aircraft add a great deal of flexibility to the US Airways system because they can operate effectively in markets too small for its larger jet service and with stage lengths too great for turboprop aircraft. The number of regional aircraft operated by US Airways is limited by provisions in its pilot labor contract. Based on the scope of the limitations imposed by the agreement, US Airways can currently operate approximately 70 regional jets. US Airways currently has service agreements with Mesa, Chautauqua and Trans States, under which these airlines may operate regional jets for US Airways. As of December 31, 2000, these airlines flew 36 regional jets under these agreements. By the end of 2001, the Company anticipates that, collectively, these airlines will be operating 70 regional jets.

     Legislation has been enacted that provides for increased review of airline joint ventures by the DOT. In April 1998, the DOT issued proposed rules designed to regulate perceived anti-competitive behavior directed at new entrants in the airline industry. However, in January 2001, the DOT indicated that it did not intend to publish its proposed rules.

     Working with members of Congress, Air Transport Association members developed a voluntary Airline Customer Service Commitment, which was announced in June 1999. As a result of this commitment, members of Congress agreed not to pursue various consumer-oriented legislative proposals. In return, U.S. air carriers agreed voluntarily to publish and implement plans to address consumer concerns in a variety of areas. US Airways implemented its customer service commitment plan on December 15, 1999. US Airways continues to monitor its compliance to insure that it provides its customers with agreed upon service. In February 2001, the Inspector General of the DOT issued a report evaluating airlines' compliance with their respective customer service plans. The report, which includes recommendations for further action by the airlines and the government, has spurred discussion in Congress of possible legislation related to customer services. At this time, the Company cannot predict what, if any, legislation may result.

     The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. See MD&A for additional information related to the Company's international operations, including the Company's recent expansion of international operations and its efforts to introduce service in additional international markets.

(this space intentionally left blank)

Executive Officers

     The following individuals are the executive officers of US Airways Group and US Airways as of March 15, 2001:

Name	Age	Position
Stephen M. Wolf Rakesh Gangwal Lawrence M. Nagin N. Bruce Ashby B. Ben Baldanza Michelle V. Bryan Alan W. Crellin Christopher Doan Thomas A. Mutryn Gregory T. Taylor Anita P. Beier	59 47 60 40 39 44 54 54 47 47 45

Chairman, US Airways Group and US Airways
President and Chief Executive Officer, US Airways Group and US Airways
Executive Vice President-Corporate Affairs and General Counsel, US Airways Group and US Airways
Senior Vice President-Corporate Development, US Airways
Senior Vice President-Marketing, US Airways
Senior Vice President-Human Resources, US Airways
Senior Vice President-Customer Service, US Airways
Senior Vice President-Maintenance, US Airways
Senior Vice President-Finance and Chief Financial Officer, US Airways Group and US Airways
Senior Vice President-Planning, US Airways
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

     The business experience of the officers listed in the table above since at least January 1, 1995 is summarized below:

     Mr. Wolf is Chairman of the Board of Directors of US Airways Group and US Airways. He was elected to those positions upon joining both companies in January 1996. Mr. Wolf was Chief Executive Officer of US  Airways Group from January 1996 until November 1998 and Chief Executive Officer of US Airways from January 1996 until May 1998. Immediately prior to joining US Airways, Mr. Wolf was a senior advisor to the investment bank Lazard Freres & Co. From December 1987 until July 1994, Mr. Wolf was Chairman and Chief Executive Officer of UAL and United. Mr. Wolf is a Director of Philip Morris Companies Inc., R.R. Donnelley & Sons Co., The Brookings Institution, the Alzheimer's Disease and Related Disorders Association and the World Wildlife Fund. He is also a trustee of Northwestern University and Georgetown University.

     Mr. Gangwal was elected President and Chief Executive Officer of US Airways Group in November 1998 and President and Chief Executive Officer of US Airways in May 1998. Mr. Gangwal had been President and Chief Operating Officer of both companies since February 1996. From November 1994 until February 1996, Mr. Gangwal was Executive Vice President-Planning and Development for Compagnie Nationale Air France. Mr. Gangwal previously served in a variety of management roles at United over an eleven-year period, culminating in the role of Senior Vice President-Planning. Mr. Gangwal is a Director of Boise Cascade Corporation.

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

     Mr. Baldanza joined US Airways in September 1999 as Senior Vice President-Marketing from Grupo Taca. Mr. Baldanza served as Managing Director and Chief Operating Officer at Grupo Taca since April 1997. Mr. Baldanza previously served in a variety of management roles after joining Continental Airlines, Inc. (Continental) in 1994, where he rose to become Executive Vice President-Marketing, before joining Grupo Taca. Prior to joining Continental, Mr. Baldanza served in a variety of roles at American and Northwest Airlines Corporation (Northwest).

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

     Mr. Crellin joined US Airways in 1988 as a result of the Company's acquisition of Pacific Southwest Airlines. He was promoted to serve as Vice President-Ground Services of US Airways in 1995. In 2000, Mr. Crellin was elected to the position of Senior Vice President-Customer Service of US Airways. Prior to joining US Airways, Mr. Crellin held a variety of management positions with Pacific Southwest Airlines from 1971 to 1988, including Vice President, Customer Service.

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

Employees

     As of December 31, 2000, on a full-time equivalent basis, the Company employed 48,100 employees. US Airways employed 43,500 full-time equivalent employees including approximately 10,300 station personnel, 9,900 flight attendants, 8,200 mechanics and related employees, 5,600 pilots, 3,000 reservations personnel, and 6,500 personnel in administrative and miscellaneous job categories. On a full-time equivalent basis, the Company's remaining subsidiaries employed 4,600 employees including approximately 1,800 station personnel, 1,100 pilots, 600 flight attendants, 600 mechanics and related employees, and 500 personnel in administrative and miscellaneous job categories.

     As of December 31, 2000, approximately 43,800, or 86%, of the Company's active employees were covered by collective bargaining agreements with various labor unions.

     The status of US Airways' labor agreements with its major employee groups as of December 31, 2000 is as follows:

Union (1)	Class or Craft	Employees (2)	Date Contract Amendable
ALPA IAMAW IAMAW CWA AFA	Pilots Mechanics and related employees Fleet service employees Passenger service employees Flight attendants	5,900 8,600 7,000 10,300 10,900	01/02/03 10/10/04 10/10/04 12/12/04 04/30/05

(1)	ALPA IAMAW CWA AFA	Air Line Pilots Association, International International Association of Machinists and Aerospace Workers Communications Workers of America Association of Flight Attendants
(2)	Approximate actual number of employees covered by the contract.

Aviation Fuel

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company's airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's results of operations and financial condition. For 2000, 1999, and 1998, aviation fuel expenses, including fuel-related taxes, were 13.8%, 8.6%, and 8.1%, respectively, of the Company's total operating expenses (as adjusted to exclude nonrecurring and unusual items and certain other expenses for comparability purposes).

     US Airways periodically participates in arrangements designed to reduce its exposure to significant increases in the price of aviation fuel (see Note 2(a) to the Company's Notes to Consolidated Financial Statements for additional information related to such arrangements).

     See Part II, Item 6 "Selected Financial Data" for additional information related to aviation fuel.

Distribution Channels

     Travel agencies sold approximately 80% of US Airways' tickets during 2000. Total commissions paid to travel agencies accounted for approximately 3.7%, 5.7% and 6.8% of US Airways' total operating expenses (as adjusted to exclude nonrecurring and unusual items and certain other expenses for comparability purposes) for the years 2000, 1999 and 1998, respectively. See MD&A "Other Information" for additional discussion of fees paid to travel agencies.

     Computerized Reservation Systems (CRSs) play a significant role in the marketing and distribution of airline tickets. As mentioned above, a majority of US Airways' tickets are sold via travel agencies. Most travel agencies use one or more CRSs to obtain information about airline schedules and fares and to book their clients' travel.

     Growing usage of electronic distribution systems, including electronic tickets and internet bookings, helps the Company reduce its costs. The Company began selling electronic tickets in 1996. By the end of 2000, electronic ticket sales represented 72% of all ticket sales. Consumers are increasingly turning to online internet travel agencies to meet their travel needs. Such agencies generally have lower commission costs than traditional travel agencies. During 2000, internet bookings comprised 11% of the Company's total bookings. Recognizing this trend, US Airways has increased the number of agreements it has with online travel agencies. Nearly half of the internet bookings were through US Airways' website (usairways.com).

Frequent Traveler Program

     Under US Airways' Dividend Miles frequent traveler program (FTP), participants generally receive mileage credits for each paid flight segment on US Airways (including MetroJet and the US Airways Shuttle) and US Airways Express. Participants can also receive mileage for each paid flight segment on one of US Airways' FTP airline partners. Participants flying on first class or Envoy class tickets generally receive additional mileage credits. Participants may also earn mileage credits by utilizing certain credit cards and purchasing services from various FTP partners. Mileage credits earned by FTP participants can be redeemed for various travel awards, including upgrades to first class or Envoy class and tickets on US Airways or on one of US Airways' FTP airline partners.

     In July 1998, US Airways and American entered into agreements whereby participants of each airline's FTP may redeem mileage credits for award travel on either airline. Participants may also "pool" mileage credits between FTPs. Each company compensates the other when relieved of an obligation to provide a travel award. On August 24, 2000, American gave US Airways notice of its intent to terminate this arrangement, effective as of August 23, 2001.

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

     In January 1999, US Airways announced changes to its FTP. Mileage credits earned prior to

January 1, 2000 do not expire. Mileage credits earned on or after January 1, 2000 do not expire provided that the participant earns or redeems any amount of Dividend Miles at least once every 36 months. In addition, effective September 1999, the number of mileage credits required for award travel redemption was generally reduced.

     As of December 31, 2000 and 1999, Dividend Miles participants had accumulated mileage credits for approximately 6,319,000 awards and 5,905,000 awards, respectively. The increase is due, in part, to the January 1999 program revisions discussed above. Because US Airways expects that some potential awards will never be redeemed, calculations of FTP liabilities are based on approximately 84% of total accumulated mileage credits. Mileage credits for Dividend Miles participants who have accumulated less than the minimum number of mileage credits necessary to claim an award and a portion of mileage credits of Dividend Miles participants who have excessive balances are excluded from calculations of FTP liabilities. The liability for the accumulated Dividend Miles was $88 million and $82 million as of December 31, 2000 and 1999, respectively. Incremental changes in FTP liabilities resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded as part of the regular review process.

     US Airways' customers redeemed approximately 1.2 million, 1.1 million and 0.9 million awards for free travel on US Airways during 2000, 1999 and 1998, respectively, representing approximately 6%, 6% and 5% of US Airways' RPMs in those years, respectively. These low percentages as well as the use of certain inventory management techniques (see above) minimize the displacement of revenue passengers by passengers traveling on Dividend Miles award tickets.

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

Item 2. Properties

 Flight Equipment

     As of December 31, 2000, US Airways operated the following jet aircraft:

Type	Average Passenger Capacity	Average Age (years)	Owned (1)	Leased (2)	Total
Airbus A330	261	0.6	6	-	6
Boeing 767-200ER	200	11.7	8	3	11
Boeing 757-200	182	10.2	23	11	34
Boeing 737-400	144	11.0	19	35	54
Airbus A320	145	1.1	11	13	24
McDonnell Douglas MD-80	141	18.8	16	15	31
Boeing 737-300	126	13.7	11	74	85
Airbus A319	121	0.9	22	44	66
Boeing 737-200	117	17.9	40	3	43
Douglas DC-9-30	100	25.0	21	2	23
Fokker 100	97	10.1	36	4	40
		11.2 ===	213 ===	204 ===	417 ===

(1)	Of the owned aircraft, 167 were pledged as collateral for various secured financing arrangements.
(2)	The terms of the leases expire between 2001 and 2023.

     As of December 31, 2000, the Company's wholly-owned regional airline subsidiaries operated the following turboprop aircraft:

Type	Passenger Capacity	Average Age (years)	Owned	Leased (1)	Total
de Havilland Dash 8-300	50	7.2	-	2	2
de Havilland Dash 8-100/200	37	9.4	29	75	104
Dornier 328-110	32	5.3	-	25	25
		8.6 ===	29 ==	102 ===	131 ===

(1) The terms of the leases expire between 2001 and 2012.

     The Company has agreements for the acquisition of up to 400 new single-aisle aircraft and up to 30 new widebody aircraft. As of December 31, 2000, the Company had taken delivery of 90 of the new single-aisle aircraft and six widebody aircraft. US Airways expects to take delivery of 23 additional new single-aisle aircraft and three widebody aircraft in 2001. The Company currently expects to retire 34 aircraft in 2001. The Company's aircraft acquisition agreements are discussed in detail in MD&A.

     The Company's airline subsidiaries maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

     As of December 31, 2000, the Company's airline subsidiaries, principally US Airways, owned or leased the following aircraft which were not considered part of the operating fleets presented in the tables above. These aircraft were either parked in storage facilities or, as shown in the far right column, leased or subleased to third parties.

Type	Average Age (years)	Owned	Leased	Total	Leased/ Subleased
Boeing 727-200	27.5	5	-	5	-
Boeing 737-200	20.2	21	-	21	14
Boeing 767-200ER	9.6	-	1	1	-
Douglas DC-9-30	25.0	12	2	14	4
Fokker F28-1000	29.3	2	-	2	2
Fokker F28-4000	15.0	-	10	10	10
	21.4 ===	40 ==	13 ==	53 ==	30 ==

     US Airways is a participant in the Civil Reserve Air Fleet (CRAF), a voluntary program administered by the Air Mobility Command (AMC). The General Services Administration of the U.S. government requires that airlines participate in CRAF in order to receive U.S. government business. The U.S. government is US Airways' largest customer. US Airways' commitment under CRAF is to provide up to eleven B767-200ER in support of military aeromedical missions, as specified by the AMC. US Airways would be reimbursed at prescribed rates if these aircraft were activated under the CRAF program. To date, the AMC has not requested US Airways to activate any of its aircraft under CRAF.

Ground Facilities

     The Company leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Reagan National; its principal operating, overhaul and maintenance bases at the Pittsburgh, Tampa and Charlotte/Douglas International Airports; training facilities in Pittsburgh and Charlotte; central reservations offices in several cities; and line maintenance bases and local ticket, cargo and administrative offices throughout its system. US Airways owns a training facility in Winston-Salem (North Carolina) and reservations facilities in San Diego and Orlando.

Terminal Construction Projects

     The Company's airline subsidiaries utilize public airports for their flight operations under lease arrangements with the government entities that own or control these airports. Airport authorities frequently require airlines to execute long-term leases to assist in obtaining financing for terminal and facility construction. Any future requirements for new or improved airport facilities and passenger terminals at airports at which the Company's airline subsidiaries operate could result in additional expenditures and long-term commitments for these subsidiaries. Several significant projects, which affect large airports on US Airways' route system, are discussed below.

     In 2000, US Airways reached agreement with the Philadelphia Authority for Industrial Development (PAID) and the City of Philadelphia to finance the construction of a new aircraft maintenance hangar, as well as the fit-out of two new US Airways Clubs and other improvements at the Philadelphia International Airport. PAID has issued approximately $71 million in special facility revenue bonds to finance these projects. The new aircraft maintenance hangar was completed in November 2000.

     In 2000, US Airways reached agreement with the City of Charlotte to finance the construction of a crew training center expansion, a new aircraft maintenance hangar and other improvements at the Charlotte/Douglas International Airport. The City of Charlotte has issued approximately $35 million in special facility revenue bonds to finance these projects. Construction of the crew training center addition and the new aircraft maintenance hangar were completed in March 2001.

     In 1999, the signatory airlines, including US Airways, at Charlotte/Douglas International Airport granted a Majority In Interest (MII) approval for the issuance of $191 million in general airport revenue bonds for airfield projects and various terminal projects. The MII includes $80 million for land acquisitions for a future third parallel runway. The bond issue also includes $68 million for terminal projects.

     In 1999, US Airways and the Massachusetts Port Authority (MassPort) reached an agreement to further renovate and expand US Airways' terminal facilities at Logan. MassPort issued approximately $33 million of special facility bonds to finance various improvements. US Airways is responsible for the awarding of contracts and construction of the project and expects substantial completion in May 2001.

     In 1998, US Airways reached agreement with PAID and the City of Philadelphia to construct a new international terminal and a new US Airways Express terminal at the Philadelphia International Airport, one of US Airways' connecting hubs and US Airways' principal international gateway. The international terminal will include 12 gates for widebody aircraft and new federal customs and immigration facilities and is currently expected to be operational by June 2002. The new US Airways Express facility will be capable of accommodating approximately 38 regional aircraft and is currently expected to be operational by June 2001. PAID has issued approximately $444 million in airport revenue bonds to finance the two terminals, ramp control tower, and related projects.

Item 3. Legal Proceedings

     US Airways is involved in legal proceedings arising out of an aircraft accident in September 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. All wrongful death cases have been resolved except for one case currently pending before the federal district court for the Southern District of New York. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

     In May 1995, the Company, US Airways and the Retirement Income Plan for Pilots of US Airways, Inc. were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. The plaintiffs appealed the district court's dismissal and in February 1999, the U.S. Court of Appeals upheld the district court's decision originally granted in May 1996 in the defendants' favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiffs' petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under ERISA. In August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration. Certain of the plaintiffs have filed a claim before the US Airways Pilot Retirement Board requesting arbitration of their claim for benefits which they believe were erroneously calculated. The Retirement Board has selected an arbitrator to decide certain issues related to the plaintiffs' claims for benefits. The Company is unable to predict at this time the ultimate resolution of these proceedings.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways' provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. On March 19, 1997, the automatic stay provided for in the Bankruptcy Code was lifted, which allowed IFPC's and US Airways' claims to be fully litigated. At the present time, the parties are engaged in discovery. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     The Company and US Airways have been named as defendants in two remaining lawsuits filed in U.S. District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. Following the recent close of discovery, defendants filed motions for summary judgment while the plaintiffs filed a motion for class certification. Neither motion has been scheduled for a hearing and no trial date has been set. The Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

     Commencing on May 24, 2000, the Company, along with several of its officers and directors and, in all suits other than one, UAL Corporation, have been named as defendants in eight putative class actions filed in the Court of Chancery of the State of Delaware in and for the New Castle County (Court). The plaintiffs allege that they have been and will be damaged by the agreement reached between US Airways Group, UAL Corporation, and Robert Johnson with respect to the acquisition by an entity established by Mr. Johnson of certain assets located at Reagan National that are to be divested by the combined company in connection with the consummation of the merger. The plaintiffs allege, among other things, that the individual defendants have breached their duty of loyalty and their fiduciary duties in entering into the agreement with Mr. Johnson. On November 9, 2000, the Company entered into a memorandum of understanding to settle the class actions, subject to consummation of the merger, negotiation of a definitive settlement agreement and Court approval of the settlement. There can be no assurance that the Court will approve the settlement as proposed.

     The Company was also named as a nominal defendant in a derivative action filed in the Court of Chancery based upon the same allegations as the putative class actions. The derivative plaintiff brought causes of action for (i) breach of fiduciary duty; (ii) gross mismanagement; and (iii) corporate waste of assets. The plaintiff in the derivative action seeks, among other things, declaratory and equitable relief, unspecified compensatory damages and attorney's fees. The plaintiff has agreed to an indefinite extension of time for the Company to respond to the complaint. Consequently, the Company has not yet responded to the complaint, and, as such, its duration and outcome cannot be predicted at this time.

     On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998 by the Pennsylvania Department of Environmental Protection (DEP) against Allegheny County, Pennsylvania and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft deicing activities at Greater Pittsburgh International Airport (Airport) violate the requirements of (1) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Airport, (2) the Airport's National Pollutant Discharge Elimination System Permit, and (3) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County's motion to withdraw the appeal without prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and US Airways that DEP (i) will require additional measures to be taken to control deicing materials at the airport, and (ii) will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above.

Item 4. Submission of Matters to a Vote of Security Holders

     US Airways Group held a special meeting of stockholders on October 12, 2000. Proxies for the meeting were solicited by US Airways Group pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     The stockholders voted on the following proposal with the following results:

     Management's proposal regarding adoption of the Agreement and Plan of Merger, dated as of May 23, 2000, among US Airways Group, Inc., UAL Corporation and Yellow Jacket Acquisition Corp.

            For: 40,672,007 Against: 619,307 Abstain: 294,796 Broker Non-Votes: None

Part II

Item 5A.   Market for US Airways Group's Common Equity and Related Stockholder Matters

Stock Exchange Listing

     US Airways Group's Common Stock, $1 par value (Common Stock), is traded on the New York Stock Exchange (Symbol U). As of February 28, 2001, there were approximately 23,000 stockholders of record.

Market Prices of Common Stock

     The high and low sale prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape were:

	Period	High	Low
2000	Fourth Quarter	$48	$29 3/4
	Third Quarter	42 1/2	29 3/4
	Second Quarter	51 1/2	24
	First Quarter	33 3/16	17 7/16

1999	Fourth Quarter	$33 5/8	$25 1/16
	Third Quarter	47 11/16	24 1/8
	Second Quarter	59 5/8	43
	First Quarter	64	43 3/16

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

     See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report related to US Airways Group's merger agreement with UAL Corporation.

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

     Under its $440 million secured revolving credit facilities, US Airways Group and US Airways may not pay dividends and US Airways Group may not repurchase its common stock prior to December 31, 2001 unless US Airways meets certain financial tests. As of December 31, 2000, such tests were not met. Commencing on January 1, 2002, such dividends and stock repurchases are permitted provided US Airways maintains a minimum unrestricted cash balance. However, these covenants do not restrict US Airways from lending funds to US Airways Group or paying dividends to US Airways Group in connection with the repayment of intercompany debt owed by US Airways Group to US Airways.

Item 6. Selected Financial Data

Consolidated Statements of Operations-US Airways Group (in millions, except per share amounts) (1)
	2000		1999	1998	1997	1996
Operating Revenues	$9,269		$8,595	$8,688	$8,514	$8,142
Operating Expenses	9,322		8,459	7,674	7,930	7,705
Operating Income (Loss)	$(53)		$136	$1,014	$584	$437

Net Income (Loss)	$(269)	(6)	$197	$538	$1,025	$263
Earnings (Loss) Applicable to Common Stockholders	$(269)	(6)	$197	$532	$961	$175

Basic Earnings (Loss) per Common Share (2)	$(4.02)	(6)	$2.69	$5.75	$12.32	$2.73
Diluted Earnings (Loss) per Common Share (2)	$(4.02)	(6)	$2.64	$5.60	$9.87	$2.35
Cash dividends per Common Share	$-		$-	$-	$-	$-

Consolidated Balance Sheets-US Airways Group (in millions)
	As of December 31,
	2000	1999	1998	1997	1996
Total Assets	$9,127	$7,685	$7,870	$8,372	$7,531
Long-Term Obligations (3) (4)	$4,379	$3,552	$3,266	$4,142	$4,552
Series B Preferred Stock (4)	$-	$-	$-	$-	$213
Common Stockholders' Equity (Deficit) (4)	$(358)	$(117)	$593	$725	$(798)
Total Stockholders' Equity (Deficit) (4)	$(358)	$(117)	$593	$725	$(584)

Shares of Common Stock Outstanding (5)	67.0	66.3	83.8	91.5	64.3

(1)     Certain years include nonrecurring and unusual items (See Note 15 to the Company's Notes to Consolidated Financial Statements for related information).

(2)     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share"  (SFAS 128). The Company's Earnings per Common Share figures for 1996 have been restated to conform with the provisions of SFAS 128.

(3)     Includes long-term debt, capital leases, postretirement benefits other than pensions (noncurrent) and outstanding redeemable preferred stock.

(4)     1996 does not include any effects from deferred dividends on preferred stock.

(5)     1998 and 1997 include conversions of preferred stock into Common Stock.

(6)     Includes cumulative effect of accounting change, net of income taxes of $103 million ($1.55 loss per common share).

Note: Numbers may not add or calculate due to rounding.

(this space intentionally left blank)

Selected Operating and Financial Statistics-US Airways (1)
	2000		1999		1998		1997		1996

Revenue passengers (thousands)*	59,772		55,812		57,990		58,659		56,640
Total RPMs (millions) (2)	46,893		41,563		41,370		41,749		39,220
RPMs (millions)*	46,840		41,478		41,253		41,579		38,943
Total ASMs (millions) (3)	66,574		59,246		56,861		58,500		57,208
ASMs (millions)*	66,506		59,136		56,723		58,294		56,885
Passenger load factor* (4)	70.4%		70.1%		72.7%		71.3%		68.5%
Break-even load factor (5)	73.3%		69.6%		65.7%		66.4%		67.9%
Yield* (6)	16.13	c	16.51	c	17.02	c	17.10	c	17.46	c
Passenger revenue per ASM* (7)	11.36	c	11.58	c	12.38	c	12.20	c	11.95	c
Revenue per ASM (8)	12.47	c	12.96	c	13.80	c	13.50	c	13.19	c
Cost per ASM (9)	12.71	c	12.90	c	12.34	c	12.33	c	12.69	c
Average passenger journey (miles)*	784		743		711		709		688
Average stage length (miles)*	640		616		597		591		578
Revenue aircraft miles (millions)*	481		437		422		435		426
Cost of aviation fuel per gallon (10)	95.81	c	58.63	c	51.83	c	67.43	c	70.51	c
Cost of aviation fuel per gallon, excluding fuel taxes (11)	89.17	c	52.44	c	45.95	c	61.26	c	64.09	c
Gallons of aviation fuel consumed (millions)	1,258		1,143		1,109		1,129		1,107
Operating aircraft at year-end	417		383		376		376		390
Full-time equivalent employees at year-end	43,467		41,636		38,210		38,533		40,160

* Scheduled service only (excludes charter service). c=cents

(1)    Operating statistics include free frequent travelers and the related miles they flew. Operating statistics exclude flights operated by US Airways under a wet lease arrangement with British Airways Plc (the "wet lease arrangement," which ended May 31, 1996). Nonrecurring and unusual items (see Note 14 to US Airways' Notes to Consolidated Financial Statements for additional information) and certain revenues and expenses have been excluded from US  Airways' financial results for purposes of financial statistical calculation and to provide better comparability between periods. Revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines and the wet lease arrangement are also excluded from financial statistical calculations.

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

(10)   Includes fuel taxes and transportation charges.

(11)   Includes transportation charges (excludes fuel taxes).

(this space intentionally left blank)

Pro Forma Selected Operating and Financial Statistics-US Airways

     The pro forma amounts below are provided to show what US Airways would have reported if the new accounting policy related to Dividend Miles had been in effect in periods prior to 2000 and the Shuttle merger had occurred on January 1, 1999.

	Pro Forma		Pro Forma
	2000		1999

Revenue passengers (thousands)* (2)	60,636		57,397
Total RPMs (millions) (2)	47,065		41,878
RPMs (millions)* (2)	47,012		41,793
Total ASMs (millions) (2)	66,919		59,925
ASMs (millions)* (2)	66,851		59,815
Passenger load factor* (2)	70.3%		69.9%
Yield* (1) (2)	16.28	c	17.15	c
Passenger revenue per ASM* (1) (2)	11.45	c	11.98	c
Revenue per ASM (1) (2)	12.51	c	13.02	c
Cost per ASM (2)	12.72	c	12.99	c
Average passenger journey (miles)* (2)	775		728
Operating aircraft at year-end (2)	417		393
Full-time equivalent employees at year-end (2)	43,467		42,016

* Scheduled service only (excludes charter service). c= cents

(1)  Effective January 1, 2000, US Airways changed its accounting policy related to Dividend Miles revenue recognition. The 1999 amount is presented on a pro forma basis to show what US Airways would have reported if the new accounting policy had been in effect in periods prior to 2000.

(2)  Includes the activity of the former Shuttle, Inc. on a pro forma basis as if it was merged into US Airways as of January 1, 1999.

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

Financial Overview

     For 2000, the Company's operating revenues were $9.3 billion, operating loss was $53 million, loss before cumulative effect of accounting change was $166 million and diluted loss per common share before cumulative effect of accounting change was $2.47. For 1999, operating revenues were $8.6 billion, operating income was $136 million, income before cumulative effect of accounting change was $197 million and diluted earnings per common share before cumulative effect of accounting change was $2.64. The comparative amounts for 1998 were operating revenues of $8.7 billion, operating income of $1.0 billion, income before cumulative effect of accounting change of $538 million and diluted earnings per common share before cumulative effect of accounting change of $5.60. The Company's results for all years include certain nonrecurring and unusual items.

     The major factors that influenced the Company's financial performance for 2000 included significantly higher fuel prices, severe weather along the Eastern United States in January and June, air traffic control delays, reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown (see "Strategic Objectives" below) and passenger apprehensions of flying on or around December 31, 1999. Factors affecting results for 1999 include inclement weather, pilot training constraints, air traffic control delays and cancellations, aircraft shortages resulting from delays in aircraft returning from regularly scheduled maintenance and certain matters involving the Company's information systems. Results for 1998 benefited from relatively low jet fuel prices and favorable industry pricing and capacity conditions.

Strategic Objectives

     US Airways has established a foundation on which it is moving forward towards achieving its long-term strategic objective of establishing itself as a competitive global airline:

  A series of labor agreements providing wages and benefits based on those of the same employee groups at US Airways' largest competitors;
  Agreements between the Company and an affiliate of Airbus Industrie G.I.E. (Airbus) to purchase up to 400 new single-aisle aircraft from the Airbus A320-family, which are replacing certain older aircraft that US Airways operates and up to 30 Airbus widebody aircraft, which US Airways will use primarily in transatlantic markets;

  An expanded and substantially improved line of products including new international service; a new three-class cabin on A330 flights; and additional regional jet service on certain routes operated by US Airways Express;
  MetroJet, US Airways' competitive response to low-cost, low-fare competition; and
  A contract with Sabre, Inc. (Sabre) to handle all of US Airways' information service requirements.

     Personnel costs represent the largest expense item for the Company. In recent years, a number of the Company's employees, who are covered by collective bargaining agreements with various unions, ratified new labor agreements that embraced the pay "parity" provision linking compensation for US Airways' employees to the weighted average cost for comparable positions at the four largest domestic airlines, plus 1%.

     By the end of 1999, US Airways had labor contracts in place that were mutually beneficial to US Airways and the employees under those contracts with all major employee groups except those represented by the Association of Flight Attendants (AFA), which represents US Airways' flight attendant employees. The AFA had publicly threatened that it would conduct an organized strike campaign it had named "CHAOS" (Create Havoc Around Our System) if no agreement was reached by March 25, 2000, the end of a 30-day cooling off period. In response, US Airways announced that it would shut down its operations on that date if an agreement was not reached. On March 25, 2000, US Airways reached a tentative agreement with the AFA, which was later ratified by the union membership on May 1, 2000. With this ratification, US Airways now believes that all labor contracts with its major employee groups are cost competitive with other major U.S. network carriers .

     The major employee groups covered include the following:

Union (1)	Class or Craft	Employees (2)	Effective Date	Contract Amendable Date
ALPA	Pilots	5,900	01/01/98	01/02/03
IAMAW	Mechanics and related employees	8,600	10/11/99	10/10/04
IAMAW	Fleet service employees	7,000	04/05/99	10/10/04
CWA	Passenger service employees	10,300	12/13/99	12/12/04
AFA	Flight Attendants	10,900	05/01/00	04/30/05
(1)	ALPA	Air Line Pilots Association, International
	IAMAW	International Association of Machinists and Aerospace Workers
	CWA	Communications Workers of America
	AFA	Association of Flight Attendants
(2)	Approximate actual number of employees covered by the contract.

     During 1997 and 1998, the Company entered into agreements with an affiliate of Airbus to purchase up to 430 new aircraft, including 400 single-aisle A320-family (A320-family) aircraft and 30 widebody A330-300 (A330) aircraft. The new single-aisle aircraft are replacing certain older aircraft operated by US Airways. The Airbus aircraft are more fuel efficient, are less costly to maintain, have greater range capabilities and provide certain customer service advantages over the aircraft they replace.

     The Company received 50 A320-family aircraft and 6 A330 aircraft into its fleet and retired 11 DC-9-30 aircraft, four B727-200 aircraft and 16 B737-200 aircraft during 2000. During 2001, the Company expects to take delivery of 23 A321 aircraft and three A330 aircraft and retire ten MD-80 aircraft, one B737-200 aircraft and its remaining 23 DC-9-30 aircraft.

     As of December 31, 2000, the Company had 65 additional A320-family aircraft on firm order, including 23 scheduled for delivery in 2001 and the remaining scheduled for delivery in the years 2002 to 2006. The Company's aircraft acquisition agreement with Airbus also includes 182 aircraft subject to reconfirmation prior to scheduled delivery and options for 63 additional aircraft. The Company also entered into an agreement with CFM International, Inc. for jet engines to power the A320-family aircraft. In addition, US Airways entered into a long-term renewable agreement with GE Engine Services, Inc. to maintain these engines.

     As of December 31, 2000, the Company had four A330 widebody aircraft on firm order and options for 20 additional widebody aircraft. Of the firm-order A330 aircraft, three have been delivered in 2001 and the remaining aircraft is scheduled for delivery in 2004. The Company can substitute other Airbus widebody aircraft for the A330s, including the A330-200 or members of the A340-Series, for orders other than the first ten aircraft. The Company reached an agreement with Pratt & Whitney for jet engines to power US Airways' A330s and to provide long-term maintenance for these engines. The A330s are expected to operate primarily in transatlantic markets. See Note 6(a) to the Company's Notes to Consolidated Financial Statements contained in Part II, Item 8A of this report and "Liquidity and Capital Resources" below for additional information related to the Company's commitments to purchase flight equipment.

     US Airways continues to expand international service. A majority of passengers travelling between Europe and the United States originate their travel from or terminate their travel in the Eastern U.S., the Company's primary operating region. From March to December 2000, US Airways received its first six A330-300 widebody aircraft. US Airways introduced three-class transatlantic service when the A330 was placed into service on May 4, 2000 operating between Philadelphia and Paris. In addition, US Airways will resume daily nonstop service between Philadelphia and Amsterdam effective April 11, 2001 and will offer new service between Philadelphia and Brussels beginning on May 9, 2001.

     Philadelphia International Airport is US Airways' primary international gateway. US Airways began major expansion and improvements to its facilities at Philadelphia in 1999 including a new 785,000 square-foot international terminal with 12 new gates for widebody aircraft, which is currently expected to be operational by June 2002, and a new 190,000 square-foot facility for US Airways Express operations, which is currently expected to be operational by June 2001.

     US Airways has filed with the U.S. Department of Transportation (DOT) for authority to serve London's Heathrow Airport (Heathrow) from Charlotte, Philadelphia, Pittsburgh and Boston. US Airways anticipates moving its operations at London's Gatwick Airport to Heathrow when possible (the availability of operating rights at Heathrow is currently constrained by the bilateral aviation treaty between the U.S. and the United Kingdom (U.K.)). The U.S. and U.K. governments have been discussing modifications to the bilateral aviation treaty to allow increased competition at Heathrow for many years. US Airways continues to explore other international opportunities.

     US Airways Express carriers contribute greatly to the Company's financial performance. The Company owns four of the nine regional airlines that operate as US Airways Express. Non-owned carriers operate as US Airways Express under service agreements. Under US Airways' labor agreement with its pilots, the Company may currently operate up to approximately 70 regional jets as part of US Airways Express. Regional jet aircraft add a great deal of flexibility to the US Airways system because they can operate effectively in markets too small for US Airways' larger jet service and with stage lengths too great for turboprop aircraft. In January 1998, July 1999 and December 2000, US Airways began purchasing the capacity in certain markets of Mesa Airlines, Inc. (Mesa), Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (Trans States), respectively. Mesa, Chautauqua and Trans States operate regional jets in certain markets as part of US Airways Express. As of December 31, 2000, these air carriers operated 36 regional jets as part of US Airways Express. An additional 34 regional jets are expected to join the US Airways Express fleet in 2001.

     In December 1997, US Airways entered into an agreement with Sabre under which Sabre assumed responsibility, as of January 1, 1998, for substantially all of US Airways' information technology requirements. US Airways and Sabre achieved a significant milestone on December 5, 1998, when US Airways' reservation, airport customer service and aircraft tracking systems were converted from US Airways' previous systems. For several months after the cut over, US Airways experienced delays in processing passengers while all employees became proficient on the new systems.

Current Competitive Position

     The Company's foremost competitive threat continues to be the growth of low-fare competition in its primary operating region, the Eastern U.S. As of January 2001, approximately 82% of US Airways' departures and approximately 52% of US Airways' capacity, as measured in available seat miles (ASMs), were deployed in this region. In 2000, competition in the Company's core east coast regions increased substantially. Comparing the three months ended December 31, 2000 versus the comparable period in 1999, Southwest Airlines Co. (Southwest), Delta Air Lines, Inc.'s (Delta) low-fare product, "Delta Express," AirTran Airways, and new entrants JetBlue and Spirit Airlines collectively added 181 daily departures out of east coast airports representing a 25.4% increase for these airlines.

     US Airways' unit operating cost, or operating cost per available seat mile (ASM), is the highest of all the major domestic air carriers. US Airways' pro forma unit operating cost was 12.72 cents for 2000 (see Part II, Item 6 of this report). By contrast, Delta reported unit operating costs of 9.30 cents for calendar year 2000, and Southwest reported unit operating costs of 7.73 cents for the same period.

     MetroJet, US Airways' competitive response to low-cost, low-fare competition, has grown rapidly since its introduction in June 1998 with only five aircraft. As of December 2000, MetroJet operations included 43 aircraft offering 206 daily departures with service to 20 cities. MetroJet accounted for approximately 10% of US Airways' 2000 capacity, as measured in ASMs.

     US Airways is taking other steps to address its high unit cost structure and enhance its competitive position. As mentioned in "Strategic Objectives" above, the Company implemented the parity concept in labor agreements with a number of employee groups linking compensation of certain US Airways employees to the weighted average cost for comparable positions at the four largest domestic airlines. The Company expects that the introduction of the Airbus family of aircraft, in conjunction with retiring its DC-9-30 and certain MD-80 and B737-200 aircraft, will ultimately reduce US Airways' unit operating cost. The Airbus aircraft are more fuel-efficient and less costly to maintain than the aircraft that they are replacing. Because the transition to the new equipment types was in process during 2000 and 1999, US Airways did not enjoy the aforementioned cost reductions during this period. In fact, its costs increased primarily due to increased pilot, mechanic and flight attendant training costs in addition to other integration costs. As the transition to Airbus family of aircraft progresses, the Company will experience an increase in Aircraft rent, Depreciation and amortization and Interest expenses to partially offset the aforementioned benefits. See "Results of Operations" below.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging

Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings. The Company adopted SFAS 133, as amended, on January 1, 2001. This will result in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' equity (deficit).

UAL Corporation Acquisition

     On May 23, 2000, the Company entered into an Agreement and Plan of Merger with UAL Corporation, United Air Lines, Inc.'s parent corporation, and Yellow Jacket Acquisition Corp., a wholly-owned subsidiary of UAL which was formed for the purpose of this merger, pursuant to which the merger subsidiary will be merged into US Airways Group. As a result, US Airways Group would be the surviving corporation and would become a wholly-owned subsidiary of UAL. In the merger, all of the shares of US Airways Group common stock held by stockholders of the Company (other than US Airways Group, UAL Corporation and Yellow Jacket Acquisition Corp. and other than dissenting stockholders who perfect their appraisal rights) will be converted into the right to receive the cash merger consideration of $60.00 per share.

     Consummation of the merger is subject to various conditions set forth in the Agreement and Plan of Merger, including, but not limited to, the receipt of regulatory approvals and adoption by the stockholders of US  Airways Group. On October 12, 2000, the stockholders of US Airways Group adopted the merger agreement with UAL. Regulatory review is being conducted by the U.S. Department of Justice, the DOT and various U.S. state attorneys general. On December 22, 2000, US Airways Group and UAL announced that they had agreed with the Department of Justice to extend the period for review pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 to April 2, 2001. In connection with the extension of the regulatory review period, US Airways Group and UAL also agreed to extend their merger agreement in accordance with its terms. On January 12, 2001, the European Commission announced its approval of the merger. On March 6, 2001, US Airways Group and UAL announced that they had agreed to extend the period for consummating the merger agreement beyond April 2, 2001 to allow further time for the Department of Justice to review the materials. The parties will be submitting additional materials in response to a March 2, 2001 request from the Department of Justice for information regarding the transaction between UAL and AMR Corporation. US Airways Group and UAL have informed the Department of Justice that they will provide it 21 days notice prior to the closing of the transaction.

     If the merger between the Company and a subsidiary of UAL is consummated, the combined company may be required to divest some of its routes and slots for competitive reasons. To address certain potential competitive issues, the Company and UAL have entered into a Memorandum of Understanding with Robert Johnson, the founder, chairman and chief executive officer of BET Holdings, Inc. (which was recently acquired by Viacom Inc.) and a member of the Board of Directors of the Company and US Airways. This Memorandum of Understanding, which was subsequently amended, contemplates that Mr. Johnson will form an entity to buy certain of the assets of the combined company and create a new airline operating out of Ronald Reagan Washington National Airport (Reagan National), to be called "DC Air."

     On January 10, 2001, AMR Corporation and its wholly-owned subsidiary, American Airlines, Inc. (American), announced that they had agreed with UAL, contingent upon the consummation of the merger, to acquire some of the Company's key assets in exchange for a cash payment of $1.2 billion to the combined company and an assumption of $300 million in aircraft operating leases. These key assets include 14 gates at various airports in the northeastern corridor, 36 slots at LaGuardia Airport, as well as 66 owned and 20 leased aircraft. American also agreed to lease any necessary additional gates and slots in order to operate 50 percent of the departures of the former Shuttle, Inc. (Shuttle) (which merged into US Airways, effective July 1, 2000). American further entered into an exclusive marketing agreement with DC Air and committed to acquire a 49 percent stake in DC Air (with a right of first refusal on the acquisition of the remaining 51 percent) in exchange for a cash payment of approximately $82 million subject to adjustment.

     On March 2, 2001, Atlantic Coast Airlines Holdings, Inc. announced that it had entered into an agreement with UAL, contingent upon the consummation of the merger, to acquire three of the Company's wholly-owned US  Airways Express carriers: Allegheny Airlines, Inc., Piedmont Airlines, Inc. and PSA Airlines, Inc.

Other Information

     In July 1998, US Airways and American entered into agreements whereby participants of each airline's frequent traveler program (FTP) may redeem mileage credits for award travel on either airline. Participants may also "pool" mileage credits between FTPs. Each company compensates the other when relieved of an obligation to provide a travel award. On August 24, 2000, American gave US Airways notice of its intent to terminate this arrangement, effective as of August 23, 2001.

     The Federal Aviation Administration has designated John F. Kennedy International Airport (Kennedy) and LaGuardia Airport (LaGuardia) in New York, O'Hare International Airport in Chicago (O'Hare) and Reagan National Airport in Washington, D.C. as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was enacted which eliminates slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of this legislation, the Company performed an evaluation in the second quarter of 2000 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) and determined that the slots are not currently impaired.

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

     US Airways lowered the base commissions it pays travel agencies effective October 1999. The Company currently pays a 5% base commission rate with a $50 maximum payment for roundtrip travel and a $25 maximum for one-way travel for tickets purchased within the domestic U.S., including Puerto Rico and the U.S. Virgin Islands. Similar reductions apply to tickets purchased in the U.S. and Canada for travel to international locations. US Airways previously paid an 8% base commission rate with identical maximum payments. Prior to the introduction of the revised rate structures, noted above, the standard commission rate was generally 10% of ticket price with identical maximum payments. US Airways also pays travel agencies additional "incentive" commissions under certain circumstances, such as reaching certain volume sales targets. On October 25, 1999, the American Society of Travel Agents and an individual filed a complaint with the DOT against several major carriers, including US Airways, regarding travel agency commission "caps" and reductions in such commissions.

     On May 27, 1999, US Airways Investment Management Company, Inc. (USIM), a wholly-owned subsidiary of US Airways, agreed to sell its ownership interest in Galileo International, Inc. (Galileo). Galileo owns, operates and markets the Galileo computerized reservation system (CRS), which is the world's second largest CRS system, as measured by revenues generated by travel agent subscribers. The transaction, which closed on June 3, 1999, resulted in cash proceeds of approximately $307 million and a pretax gain of approximately $274 million. USIM's interest, 7,000,400 shares of Galileo common stock, was sold as part of a secondary offering of common stock completed by Galileo.

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

2000 Compared With 1999

     The pro forma amounts presented herein for US Airways Group are adjusted to show what US Airways Group would have reported if the new accounting policy related to Dividend Miles revenue recognition had been in effect in periods prior to 2000. The pro forma amounts and certain noted operating and financial statistics presented herein for US Airways are adjusted to show what US Airways would have reported if the new accounting policy related to Dividend Miles revenue recognition had been in effect in periods prior to 2000 and the merger of Shuttle had occurred on January 1, 1999. See Note 1 in Part II, Items 8A and 8B for additional information related to the revenue recognition change and the Shuttle merger.

Operating Revenues-Passenger transportation revenues increased $656 million or $515 million on a pro forma basis. Passenger revenues for US Airways increased $488 million on a pro forma basis due to a 12.5% increase in RPMs partially offset by a 5.1% decrease in yield. Passenger transportation revenues related to the wholly-owned regional airlines increased $28 million reflecting favorable yield trends. Cargo and freight revenues increased 10.1% reflecting the increased cargo carrying capability of the new Airbus aircraft. Other operating revenues were relatively flat. However, on a pro forma basis these revenues would have increased by $171 million. The increase is principally due to revenues generated from sales of capacity (available seat miles or ASMs) on Mesa and Chautauqua (Chautauqua agreement began in July 1999), revenues from sales of fuel to affiliated third parties (rate-driven), revenue from a service agreement with Galileo and an increase in frequent traveler mileage credits sold to partners. The Company recognized $19 million related to the Galileo service agreement in 2000. The increased revenues resulting from sales of capacity on Mesa and Chautauqua are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-Excluding nonrecurring and unusual items, operating expenses increased 10.8% while ASMs increased 11.8%. The Company recognized certain nonrecurring and unusual items in both 2000 and 1999. The table below shows where these items were recorded in the Company's Consolidated Statements of Operations (dollars in millions; brackets indicate an expense).

	2000	1999
Operating Expenses
Aircraft rent (1)	$-	$14
Aircraft maintenance (1)	-	1
Depreciation and amortization (2)	-	(60)
	-	(45)
Other Income (Expense)
Gain on sale of investment (3)	-	274
Other, net (4)	(18)	17
	(18)	291
Net Amount reflected in Income (Loss) Before Income Taxes	$(18 === )	$246 ===

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

(2)   Charges result from an analysis performed in accordance with the provisions of SFAS 121. In general,SFAS 121 requires an impairment charge to be recognized when the net undiscounted future cash flows from an asset's use (including any anticipated proceeds from disposition) are less than the asset's current book value and the asset's current book value exceeds its fair value. The impairment charge reflects writing-down the asset to fair value. The impairment charge was $64 million, related to the planned retirement of the Company's remaining DC-9-30 and 17 B737-200 aircraft. In addition, US Airways also recorded a $4 million expense credit related to the sale of a previously abandoned maintenance facility.

(3)   Resulted from USIM's sale of its Galileo stock. See "Other Information" above for details.

(4)   In 2000, US Airways recorded an impairment charge related to warrants the Company holds in priceline.com Incorporated (Priceline). In 1999, US Airways recorded gains related to proceeds received in connection with its holdings in Equant N.V.

     The Company's Personnel costs increased 7.6% due to capacity driven increases in full-time equivalent employees and flight hours and to certain wage rates and benefit costs partially offset by expenses recognized in the prior year period related to lump sum payments made to certain employee groups. Aviation fuel increased 76.6% due primarily to average fuel prices increasing 63.4% over their prior year level. Commissions decreased 23.3% due primarily to an October 1999 revision in the general commission rate paid to travel agents from 8% to 5% and more internet bookings which are generally subject to lower commission rates, if any. Aircraft rent increased 8.1%, excluding the effects of the 1999 nonrecurring items, reflecting lease expense associated with new leased aircraft. Other rent and landing fees increased 4.2%, reflecting more departures. Other selling expenses increased 10.6% due to US Airways conducting an expanded advertising campaign dubbed "Win Back" targeted at passengers electing to fly other airlines as a result of past operational issues, and to higher credit card and CRS fees. Depreciation and amortization increased 8.2%, excluding the effects of the 1999 nonrecurring items, due to the purchase of new Airbus aircraft and higher depreciation expenses associated with reducing the remaining depreciable life of certain DC-9-30 and B737-200 aircraft. Other operating expenses increased due to expenses from sales of fuel to affiliated third parties (rate-driven), expenses related to purchases of capacity (ASMs) on Mesa and Chautauqua and increases in capacity related expenses including passenger food and crew travel. These increases were partially offset by lower expenses associated with US Airways' information systems contract with Sabre. Expenses in 1999 related to the Sabre contract were higher than normal due to a high number of scheduled data migration and Year 2000 compliance projects during that period.

Other Income (Expense)-Interest income increased due to higher investment balances than prior year. Interest expense increased due to more aircraft-related debt outstanding and the borrowings of $500 million from March 15, 2000 to May 4, 2000 under the secured revolving credit facilities. Other, net for 2000 includes an $18 million impairment charge related to warrants the Company holds in Priceline and for 1999 includes $17 million of gains which resulted from the partial sale of US Airways' interest in Equant N.V. in the first and fourth quarters of 1999.

Provision (Credit) for Income Taxes-The Company's tax credit for 2000 was $57 million, representing an effective tax rate of 26%. The Company's tax provision for 1999 was $148 million, representing an effective tax rate of 43%. The decrease in the effective tax rate results primarily from the effect of permanent differences.

Earnings (Loss) per Common Share-Earnings (loss) per common share (EPS) was adversely affected by lower net earnings and by the effect of a lower share number stemming from the share repurchases that occurred mostly in 1999.

Selected US Airways Operating and Financial Statistics-Capacity (as measured by ASMs) increased 11.8% and passenger volume (as measured by RPMs) increased 12.5% in 2000 on a pro forma basis. These increases resulted in a 70.3% passenger load factor, representing a 0.4 percentage point increase over 1999. The increase in capacity reflects more aircraft, longer average stage lengths and improved operational performance. RPM growth in 2000 was adversely impacted by severe weather along the Eastern U.S. particularly in January and June, air traffic control delays, reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown and passenger apprehensions of flying on or around December 31, 1999. RPM growth in 1999 was adversely affected by inclement weather (snow/ice storms, hurricanes) in the Eastern U.S., the conversion of certain of the Company's information systems (including reservations, airport customer services and flight tracking systems) to those provided by Sabre, competitive pressures, air traffic control delays and operational difficulties.

     US Airways' pro forma unit revenue (revenue per ASM) fell 3.9% and yield fell 5.1%, reflecting structural route changes, higher aircraft utilization and larger aircraft. Unit cost (cost per ASM) decreased 2.1% reflecting these same operational factors and lower commission costs partially offset by significantly higher fuel costs. The impact of fuel costs on unit cost was significant. By comparison, pro forma unit cost excluding fuel decreased by 7.9%.

1999 Compared With 1998

Operating Revenues-Passenger transportation revenues decreased $141 million or 1.8%, including a $173 million decrease attributable to US Airways, partially offset by an increase of $27 million and $5 million for the Company's three wholly-owned regional airlines and Shuttle, respectively. With regards to US Airways' decrease, revenue passenger miles (RPMs) were flat year-over-year and yield was down 3.0% reflecting pricing pressures. The increase in Passenger transportation revenues for the Company's three wholly-owned regional airlines was due primarily to a 5.7% increase in RPMs primarily resulting from a 5.5% increase in capacity (as measured by ASMs). Cargo and freight revenues decreased 11.3% due primarily to lower mail volume and lower freight yields. Other operating revenues increased 9.7% due principally to revenues generated from sales of capacity (ASMs) on Mesa and Chautauqua (Chautauqua agreement began in July 1999) and an increase in frequent traveler mileage credits sold to partners. The increased revenues resulting from sales of capacity on Mesa and Chautauqua were partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-Excluding nonrecurring and unusual items, operating expenses increased 9.6% while ASMs increased 4.3%. The Company recognized certain nonrecurring and unusual items in both 1999 and 1998. The table below shows where these items were recorded in the Company's Consolidated Statements of Operations (dollars in millions; brackets indicate an expense).

	1999	1998
Operating Expenses
Aircraft rent (1)	$14	$3
Aircraft maintenance (1)	1	-
Depreciation and amortization (2)	(60)	-
	(45)	3
Other Income (Expense)
Gain on sale of investment (3)	274	-
Other, net (4)	17	-
	291	-
Net Amount reflected in Income (Loss) Before Income Taxes	$246 ===	$3 ===

(1)   Aircraft rent credits and lease return provisions recognized in conjunction with US Airways' purchase off lease and sale or lease terminations of its nonoperating BAe-146 aircraft. During 1994, US Airways accrued a substantial portion of the future rent obligations related to these aircraft (US Airways removed these aircraft from its operating fleet in 1991).

(2)   Charges result from an analysis performed in accordance with the provisions of SFAS 121. US Airways recorded an impairment charge of $64 million, related to the planned retirement of its remaining DC-9-30 and 17 B737-200 aircraft. In addition, US Airways also recorded a $4 million expense credit related to the sale of a previously abandoned maintenance facility.

(3)   Resulted from USIM's sale of its Galileo stock. See "Other Information" above for details.

(4)   Gains related to proceeds received in connection with US Airways' holdings in Equant N.V.

     Personnel costs increased 9.0% which reflected several factors. First, full-time equivalent employees increased 9.0% as a result of growth demands and training requirements. Overtime hours in 1999 were much higher as a result of inclement weather experienced in the first quarter (winter storms) and the third quarter (hurricanes) as well as the concerted effort undertaken during the fourth quarter to reduce the backlog of aircraft in need of routine maintenance service. In addition, certain employee groups received wage increases and lump sum payments during 1999 and the Company's pension expense was higher as a result of using a lower discount rate. Aviation fuel expenses increased 16.7% due primarily to a 13.1% increase in the average price of fuel per gallon. Commissions expenses decreased due to fewer revenue passengers and the revised commission rate structure (see "Other Information" above for details on revised commission rate structure). Aircraft rent expenses increased 8.4% excluding nonrecurring and unusual items (see above) due to rent expense associated with new leased aircraft in 1999 and 1998. Aircraft maintenance increased 11.2% due primarily to MetroJet integration costs and a $10 million favorable insurance claim recognized in 1998. Depreciation and amortization expenses increased 7.2%, if nonrecurring and unusual items are excluded, due primarily to amortization of costs capitalized as part of the conversion to Sabre information systems. Other operating expenses increased 18.0% due primarily to expenses associated with US Airways' information services management contract with Sabre, expenses associated with purchases of capacity from Mesa and Chautauqua, passenger amenity costs and expenses associated with the Dividend Miles frequent traveler program.

Other Income (Expense)-Interest income decreased 40.5% due to decreased cash equivalents and short-term investments. The decrease can be linked to the Company's common stock purchase activity and increased purchase deposits for new flight equipment (see "Liquidity and Capital Resources" below). Interest expense decreased as the result of lower average outstanding long-term debt during 1999. Besides normal principal repayments, US Airways retired early certain debt in 1999 and 1998 with principal amounts totaling $47 million and $434 million, respectively. The increase in Interest capitalized reflects US Airways' 1998 write-off of capitalized interest on equipment purchase deposits with The Boeing Company in conjunction with the settlement of litigation between US Airways and The Boeing Company combined with higher purchase deposit balances relating to future Airbus aircraft deliveries. Gain on sale of investment relates to USIM's sale of its interest in Galileo (see "Other Information" above for details of this transaction). Other, net for 1999 includes $17 million related to gains recognized in connection with US  Airways' sales of a portion of its holdings in Equant N.V. In July 1998, US Airways incurred prepayment penalties of $15 million associated with the early extinguishment of its $300 million principal amount 10% Senior Notes.

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

Selected US Airways Operating and Financial Statistics- The Company's financial results for 1999 were adversely affected by inclement weather (snow/ice storms, hurricanes) in the Eastern U.S., the conversion of certain of the Company's information systems (including reservations, airport customer services and flight tracking systems) to those provided by Sabre, competitive pressures and operational difficulties. The effects on US Airways' operations of the inclement weather, compounded by the systems conversions, were particularly acute during the first quarter of 1999. The new systems resulted in changes to many basic work processes-temporarily affecting the efficiency at which certain processes were performed (including increased employee overtime). In the first quarter of 1999, US Airways was forced to cancel approximately 5.6% of its flights. In contrast, US Airways' flight cancellation rate averaged 2.5% in the first quarters of 1998 and 1997. The information systems difficulties lingered into the second quarter of 1999. In addition, US Airways did not have enough flight crew training instructors to meet the increased demand for training. This negatively affected the Company's financial results for the second and third quarters of 1999. The increased training requirements stemmed from certain structural transformations, including the integration of Airbus aircraft into US Airways' operating fleet, the growth of MetroJet (i.e., the need to reconfigure aircraft) and the retirement of certain older aircraft. US Airways also experienced delays in returning aircraft to service from regularly scheduled maintenance. Furthermore, air traffic control (ATC) cancellations were significantly worse in 1999 than 1998. For example, during the third quarter of 1999 such cancellations averaged 32 per day versus 12 for the prior year period. Due to the maintenance-related delays, ATC delays, and flight crew instructor shortage, US Airways' departure cancellation rate averaged 6.5% in the third quarter of 1999 compared to an average rate of 2.5%

in the third quarter of 1998 and 1.9% in the third quarter of 1997. By fourth quarter 1999, conditions had partially improved resulting in a 2.7% cancellation rate compared to 2.5% in the prior year period.

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

Liquidity and Capital Resources

     As of December 31, 2000, the Company's Cash, Cash equivalents and Short-term investments totaled $1.32 billion. The Company's ratio of current assets to current liabilities (current ratio) was 0.9 and 0.8 as of December 31, 2000 and 1999, respectively (the Company's Consolidated Balance Sheets are contained in Part II, Item 8A of this report).

     For 2000, the Company's operating activities provided net cash of $697 million (as presented in the Company's Consolidated Statements of Cash Flows, which are contained in Part II, Item 8A of this report). For 2000, operating cash flows increased as a result of a net tax refund of $87 million and timing factors but were adversely affected by the Company's net loss. For 1999 and 1998, the Company's operating activities provided net cash of $603 million and $1.25 billion, respectively. Operating cash flows for these years reflect the net earnings recorded partially offset by net taxes paid during these two years.

     US Airways contributed $19 million, $76 million and $53 million to its defined benefit plans in 2000, 1999 and 1998, respectively. In addition, US Airways made payments of $3 million, $101 million and $100 million to Voluntary Employee Beneficiary Association (VEBA) trusts in 2000, 1999 and 1998, respectively. The contributions to the VEBA trusts are reflected as an operating use of cash in the Company's Consolidated Statements of Cash Flows. US  Airways estimates that it will not need to contribute to its defined benefit plans in 2001 in order to meet statutory minimum pension funding requirements.

     The Company expects decreases in certain future operating cash outflows as US Airways replaces several older, diverse aircraft types with newer, more efficient aircraft, but may experience increases in certain other future operating cash outflows as the result of US Airways' growth plans, including costs associated with integrating new aircraft types into its operating fleet.

     For 2000, investing activities included cash outflows of $1.98 billion related to capital expenditures. Capital expenditures included $1.68 billion for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. During January 2000, US Airways received $81 million related to its December 1999 exercise of certain Sabre options. The net cash used for investing activities was $2.00 billion.

     Investing activities for 1999 included cash outflows of $1.45 billion related to capital expenditures and cash inflows of $50 million related to asset dispositions. Capital expenditures included $1.16 billion for new aircraft (including purchase deposits), $41 million to purchase thirteen aircraft upon lease expiration, with the balance related to rotables, ground equipment (including training equipment) and miscellaneous assets. Asset dispositions includes the proceeds from US Airways' sale of 16 aircraft. During June 1999, US Airways received $307 million related to the disposition of its Galileo stock (see "Other Information" above). The net cash used for investing activities during 1999 was $1.11 billion.

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

     Net cash provided by financing activities during 2000 was $1.60 billion. US Airways received proceeds of $500 million from its secured revolving credit facilities in March 2000 and $794 million from mortgages of 17 A320-family aircraft and six A330 aircraft. In addition, US Airways received $46 million from special facility revenue bond financings (see below) and $910 million from sale-leaseback transactions for 28 A320-family aircraft. These proceeds were partially offset by the early January purchase of 0.6 million shares of Common Stock on the open market for $20 million, the $500 million repayment of the secured revolving credit facilities on May 4, 2000 and scheduled principal repayments of long-term debt of $118 million.

     For 1999, net cash provided by financing activities was $145 million. This included proceeds of $758 million from the sale-leaseback of 23 A320-family aircraft and $308 million from the mortgages of ten A320-family aircraft and nine Dash-8 aircraft. Besides scheduled principal repayments of $70 million, US Airways retired early certain long-term debt with a face amount of $47 million in 1999. In 1999, the Company purchased 18.1 million shares of Common Stock in open market transactions. The related cash outflows totaled $821 million.

     Net cash used for financing activities in 1998 was $1.44 billion. This included proceeds of $189 million from the sale-leaseback of six A320-family aircraft. Besides scheduled principal repayments of $152 million, US  Airways retired early certain long-term debt with a face amount of $434 million in 1998. On July 1, 1998, US Airways retired its 10% Senior Notes, which had a principal amount of $300 million. The transaction resulted in a cash outflow of $315 million, including prepayment penalties of $15 million. Annual interest payments associated with the debt obligations retired early totaled $38 million. US Airways also paid $75 million to retire the first series of its 1993 Pass-Through Certificates in August 1998. The retirement was according to the terms of the obligation (no prepayment penalties). In 1998, the Company purchased 17.9 million shares of Common Stock in open market transactions. The related cash outflows totaled $1.08 billion. On March 12, 1998, Berkshire Hathaway, Inc. exercised its right to convert the Company's Series H Preferred Stock into 9.2 million shares of the Company's Common Stock. The Company subsequently retired its Series H Preferred Stock.

     Although the Company has reduced certain high cost debt and preferred stock obligations over the last several years, the Company continues to be highly leveraged. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company's agreements to acquire new Airbus aircraft, accompanying jet engines and ancillary assets have increased the Company's financing needs and will significantly add to the Company's financial obligations. Eastern U.S. operations comprise a substantial portion of the route structure of the Company's airline subsidiaries. Although a competitive strength in some regards, the regional concentration of significant operations results in the Company being susceptible to changes in certain regional conditions. Factors such as weather conditions or a decrease in the demand for air transportation in the markets in which the Company operates may adversely affect the Company's financial condition or results of operations. The combination of a high cost structure and the regional concentration of operations has also contributed to US Airways being particularly vulnerable to low-cost, low-fare competition. Adverse changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from lower-cost competitors or further increases in the cost of aviation fuel, could have a materially adverse effect on the Company's financial condition, results of operations and future prospects. The Company's financial condition and results of operations are also particularly susceptible to adverse changes in general economic and market conditions due to US Airways' high cost structure relative to its major competitors (see related discussion above under "Current Competitive Position"). Other factors that may affect the Company's actual results include labor costs, the anticipated merger of the Company and a subsidiary of UAL and consumer perceptions of the Company's products. The Company is unable to predict the effect that these factors may have on its financial condition or results of operations.

     US Airways currently has in place a $190 million 364-day secured revolving credit facility and a $250 million three-year secured revolving credit facility to provide liquidity for operations. Terms of these facilities are described in Note 4 to the Company's Notes to Consolidated Financial Statements contained in Part II, Item 8A of this report.

     On February 1, 2001, US Airways' 9 5/8% Senior Notes matured. In connection with this, US Airways paid off these notes, which had a principal amount of $175 million, using cash on hand.

     In October 2000, US Airways filed a shelf registration statement to sell up to $1.2 billion in pass through certificates. In November 2000 and January 2001, US Airways completed offerings of enhanced equipment trust certificates for $491 million and $458 million, respectively. Simultaneously with these offerings, US Airways completed private placement transactions of enhanced equipment trust certificates totaling $157 million and $98 million, respectively. The proceeds of the November 2000 financing will be used to partially finance 23 A320-family aircraft with anticipated delivery dates through March 2001. The proceeds of the January 2001 financing will be used to partially finance 12 A321 aircraft and two A330 aircraft. After the completion of the January 2001 offering, the Company has an unused portion of an outstanding shelf registration for the issuance of $251 million in public debt securities. US Airways will use a combination of cash on hand and proceeds from the November 2000 and January 2001 offerings to finance a portion of 2001 Airbus deliveries. The Company plans to purchase five A321 aircraft with cash in 2001.

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

     As of December 31, 2000, the minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $1.13 billion in 2001, $336 million in 2002, $165 million in 2003 $533 million in 2004 and $351 million thereafter. If the Company takes delivery of all of the Airbus aircraft it currently has on firm order, the aggregate payments for aircraft and related expenditures in connection with the acquisition of the aircraft could approximate $2.9 billion. The Company expects to finance a substantial portion of the cost of new aircraft with a combination of enhanced equipment trust certificates or similar debt and/or leveraged leases. The Company also expects, when cash levels permit, to purchase some of the Airbus aircraft for cash.

     Through December 31, 2000, US Airways has used cash to purchase all Airbus aircraft and, for all but six aircraft, completed leveraged lease transactions or secured loan transactions after delivery. US Airways has obtained commitments or letters of intent that will provide financing for at least 25% of the anticipated purchase price of its remaining firm-order Airbus aircraft. However, additional financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of firm-order aircraft commitments and for other aircraft-related expenditures. Other capital expenditures, such as for training simulators, rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

     On December 22, 2000, Moody's Investor Services (Moody's) revised its pending review of certain of the ratings of the Company's and US Airways' bank debt and debt securities from a review of possible upgrade to a review with direction uncertain. Credit ratings issued by agencies such as Standard & Poor's and Moody's affect a company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

Outlook for 2001

     For the quarter ending March 31, 2001, US Airways expects unit revenues to be down and unit cost, excluding fuel, to improve year-over-year. US Airways anticipates paying approximately 95 cents per gallon including taxes for aviation fuel. The Company's revenues have been under pressure during the first quarter of 2001 as a result of softening economic conditions. The Company is increasingly experiencing weakness in business travel, as seen in the decline of close-in business bookings. This pressure has intensified during the quarter. Revenues also continue to be affected by the ever-increasing and significant impact of intense competition both from lower cost and large network carriers in the Eastern United States, where the bulk of the Company's operations are located. Based on this, the Company expects to record a significant net loss for the first quarter.

     For calendar year 2001, capacity is expected to increase 8% to 10% over 2000 with a capacity increase of 30% in the transatlantic market, 12% in East-West markets and 6% in Florida.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk and equity price risk. The potential impact of adverse increases in the aforementioned risks and general strategies employed by the Company to manage such risks are discussed below.

     The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions the Company may take to mitigate its exposure to such changes. Actual results of changes in prices or rates may differ materially from the following hypothetical results.

Commodity Price Risk

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company's airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's results of operations and financial condition. For 2000 and 1999, aviation fuel expenses represented 13.8% and 8.6%, respectively, of the Company's total operating expenses (as adjusted to exclude certain nonrecurring and unusual items). Based upon the Company's 2000 fuel consumption, a 10% increase in the average annual price per gallon of aviation fuel would increase the Company's annual aviation fuel expenses by $128 million. See related information in Part I, Item 1 "Business: Aviation Fuel."

     From time-to-time, US Airways utilizes financial derivatives to manage the risk associated with changes in aviation fuel prices. In December 2000, US Airways entered into heating oil swap contracts for 1.5 million notional barrels to hedge approximately 20% of its jet fuel requirements for the first quarter of 2001. During February 2001, US Airways entered into contracts which effectively closed the open December 2000 contracts. The net effect of the heating oil contracts to the Company's consolidated statements of operations will be a reduction of expense of approximately $1 million to be recognized over the three months ending March 31, 2001. Beginning January 1, 2001 US Airways will account for these swap contracts as cash flow hedges, as defined by SFAS 133. The fair value of the heating oil swaps on January 1, 2001, which was $2 million, will be recorded as an asset on the Company's balance sheet as part of the transition adjustment related to US Airways' adoption of SFAS 133. The offset to this balance sheet adjustment will be primarily an increase to "Accumulated other comprehensive income," a component of stockholders' equity (deficit). There were no such contracts as of December 31, 1999. See Note 2 to the Company's Notes to Consolidated Financial Statements for additional information.

Interest Rate Risk

     Exposure to interest rate risk relates primarily to the Company's cash equivalents and short-term investments portfolios and long-term debt obligations.

     Considering the Company's average balance and typically short duration of cash equivalents and short-term investments during 2000, an assumed 10% decrease in the average interest earned on these financial instruments would not materially impact the Company's results of operations. The Company's short-term investment portfolio is considered "available-for-sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

     As of December 31, 2000 and 1999, the Company had $84 million and $88 million of variable-rate debt outstanding, respectively. Assuming a 10% increase in average interest rates during 2001 as compared to 2000, interest expense would increase $1 million. Additional information regarding the Company's long-term debt obligations (dollars in millions):

	Expected Maturity Date							12/31/00 Fair
2001		2002	2003	2004	2005	Thereafter	Total	Value

Fixed-rate debt	$276	$98	$220	$145	$162	$1,963	$2,864	$2,837
Weighted avg. interest rate	9.3%	9.5%	9.6%	9.5%	9.4%	9.2%
Variable-rate debt	$5	$6	$7	$8	$9	$49	$84	$83
Weighted avg. interest rate	10.5%	10.5%	10.5%	10.5%	10.5%	10.5%

     The Company is highly leveraged and has entered into agreements to acquire up to 430 new aircraft and accompanying jet engines. These agreements increase the Company's financing needs and will significantly add to its financial obligations. See Notes 4 and 6(a) to the Company's Notes to Consolidated Financial Statements for additional information.

Equity Price Risk

     As of December 31, 2000, US Airways held equity financial instruments in the form of stock options, depository certificates and warrants for Sabre Holdings Corporation, Equant N.V. and a number of e-commerce companies, respectively. As of December 31, 2000, the carrying values for these investments was not material. See Note 2(b) to the Company's Notes to Consolidated Financial Statements for information related to the fair value of these investments.

     In November 1999, US Airways entered into an agreement with Priceline which sets forth the terms and conditions under which ticket inventory provided by US Airways may be sold utilizing Priceline's internet-based electronic commerce system. In connection with the agreement, US Airways received warrants to purchase up to 1.5 million shares of Priceline's common stock for $52.625 per share. The fair value of these warrants was $18 million as of December 31, 1999 and was determined using valuations obtained from third parties. In 2000, US Airways recorded an $18 million pre-tax impairment charge related to these warrants. See Notes 2 and 15 to the Company's Notes to Consolidated Financial Statements for more information.

     The market risk associated with these equity financial instruments is the potential loss in fair value resulting from a decrease in the market price of the common stock.

(this space intentionally left blank)

Item 8A.  Consolidated Financial Statements for US Airways Group, Inc.

Independent Auditors' Report

The Stockholders and Board of Directors

US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for the sale of mileage credits in its frequent traveler program.

KPMG LLP

McLean, Virginia
February 22, 2001 except as to Note 9, which
is as of March 6, 2001

US Airways Group, Inc.
Consolidated Statements of Operations
Year Ended December 31,
(dollars in millions, except per share amounts)

	2000	1999	1998
Operating Revenues
Passenger transportation	$8,341	$7,685	$7,826
Cargo and freight	164	149	168
Other	764	761	694
Total Operating Revenues	9,269	8,595	8,688
Operating Expenses
Personnel costs	3,637	3,380	3,101
Aviation fuel	1,284	727	623
Commissions	371	484	519
Aircraft rent	519	466	440
Other rent and landing fees	448	430	417
Aircraft maintenance	504	498	448
Other selling expenses	419	379	372
Depreciation and amortization	369	401	318
Other	1,771	1,694	1,436
Total Operating Expenses	9,322	8,459	7,674
Operating Income (Loss)	(53)	136	1,014
Other Income (Expense)
Interest income	76	66	111
Interest expense	(251)	(193)	(223)
Interest capitalized	33	38	3
Gain on sale of investment	-	274	-
Other, net	(28)	24	(3)
Other Income (Expense), Net	(170)	209	(112)
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(223)	345	902
Provision (Credit) for Income Taxes	(57)	148	364
Income (Loss) Before Cumulative Effect
of Accounting Change	(166)	197	538
Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes of $63 Million	(103)	-	-
Net Income (Loss)	(269)	197	538
Preferred Dividend Requirement	-	-	(6)
Earnings (Loss) Applicable to Common Stockholders	$(269 ==== )	$197 ===	$532 ===

Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(2.47)	$2.69	$5.75
Cumulative Effect of Accounting Change	$(1.55)	$-	$-
Net Earnings (Loss) per Common Share	$(4.02 ==== )	$2.69 ====	$5.75 ====
Diluted
Before Cumulative Effect of Accounting Change	$(2.47)	$2.64	$5.60
Cumulative Effect of Accounting Change	$(1.55)	$-	$-
Net Earnings (Loss) per Common Share	$(4.02 ==== )	$2.64 ====	$5.60 ====
Shares Used for Computation (000)
Basic	66,855	73,316	92,413
Diluted	66,855	74,603	96,211

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.
Consolidated Balance Sheets
December 31,

(dollars in millions, except per share amount)
	2000	1999
ASSETS
Current Assets
Cash	$40	$31
Cash equivalents	503	215
Short-term investments	773	624
Receivables, net	331	387
Materials and supplies, net	249	226
Deferred income taxes	428	348
Prepaid expenses and other	268	265
Total Current Assets	2,592	2,096
Property and Equipment
Flight equipment	6,762	5,672
Ground property and equipment	1,148	1,011
Less accumulated depreciation and amortization	(3,118)	(2,919)
	4,792	3,764
Purchase deposits for flight equipment	197	285
Total Property and Equipment	4,989	4,049
Other Assets
Goodwill, net	551	569
Other intangibles, net	313	358
Other assets, net	682	613
Total Other Assets	1,546	1,540
	$9,127 ====	$7,685 ====
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$284	$116
Accounts payable	538	474
Traffic balances payable and unused tickets	890	635
Accrued aircraft rent	358	236
Accrued salaries, wages and vacation	324	341
Other accrued expenses	524	699
Total Current Liabilities	2,918	2,501
Noncurrent Liabilities
Long-term debt, net of current maturities	2,688	2,113
Accrued aircraft rent	182	279
Deferred gains, net	606	500
Postretirement benefits other than pensions	1,407	1,323
Employee benefit liabilities and other	1,684	1,086
Total Noncurrent Liabilities	6,567	5,301
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common Stock, par value $1 per share, issued 101,172,000 shares	101	101
Paid-in capital	2,241	2,268
Retained earnings (deficit)	(820)	(551)
Common stock held in treasury, at cost, 34,166,000 shares and 34,920,000 shares, respectively	(1,807)	(1,852)
Deferred compensation	(75)	(83)
Accumulated other comprehensive income, net of income tax effect	2	-
Total Stockholders' Equity (Deficit)	(358)	(117)
	$9,127 ====	$7,685 ====

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,

(in millions)
	2000	1999	1998
Cash flows from operating activities
Net income (loss)	$(269)	$197	$538
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities
Depreciation and amortization	369	401	318
Gains on dispositions of property	(3)	(5)	(17)
Gain on sale of investment	-	(274)	-
Amortization of deferred gains and credits	(43)	(32)	(28)
Cumulative effect of accounting change, net of applicable income taxes	103	-	-
Other	25	52	72
Changes in certain assets and liabilities
Decrease (increase) in receivables	(26)	49	(55)
Decrease (increase) in materials and supplies, prepaid expenses
and pension assets	(17)	(42)	(154)
Decrease (increase) in deferred income taxes	(106)	(44)	193
Increase (decrease) in traffic balances payable and unused tickets	89	(117)	45
Increase (decrease) in accounts payable and accrued expenses	491	335	272
Increase (decrease) in postretirement benefits other than
pensions, noncurrent	84	83	67
Net cash provided by (used for) operating activities	697	603	1,251

Cash flows from investing activities
Capital expenditures	(1,978)	(1,448)	(642)
Proceeds from dispositions of property	31	50	112
Proceeds from exercise of Sabre options	81	-	-
Proceeds from sale of investment	-	307	-
Decrease (increase) in short-term investments	(150)	(25)	275
Decrease (increase) in restricted cash and investments	11	(19)	(41)
Other	4	21	4
Net cash provided by (used for) investing activities	(2,001)	(1,114)	(292)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	910	758	189
Proceeds from issuance of long-term debt	1,340	320	-
Principal payments on long-term debt	(631)	(117)	(556)
Issuances of Common Stock	-	-	8
Purchases of Common Stock	(20)	(821)	(1,081)
Sales of treasury stock	2	5	5
Dividends paid on preferred stock	-	-	(6)
Net cash provided by (used for) financing activities	1,601	145	(1,441)
Net increase (decrease) in Cash and Cash equivalents	297	(366)	(482)
Cash and Cash equivalents at beginning of year	246	612	1,094
Cash and Cash equivalents at end of year	$543 ====	$246 ====	$612 ====

Noncash investing and financing activities
Conversions of preferred stock into Common Stock	$-	$-	$358
Net unrealized gain (loss) on available-for-sale securities	$2	$(1)	$73
Reductions of purchase deposits for flight equipment	$-	$-	$61

Supplemental Information
Interest paid, net of amounts capitalized	$210	$176	$233
Income taxes paid (received)	$(87)	$58	$234

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
Three Years Ended December 31, 2000
(dollars in millions, except per share amounts)
						Accumulated other comprehensive income, net of income tax effect
	Common Stock	Paid-in capital	Retained earnings (deficit)	Common Stock held in treasury	Deferred compen- sation	Unrealized gain on available- for- sale securities	Adjustment for minimum pension liability	Total	Comprehensive income
Balance as of December 31, 1997	$91	$1,906	$(1,280)	$(3)	$(80)	$104	$(13)	$725
Purchase of 17,924,000 shares of Common Stock	-	-	-	(1,099)	-	-	-	(1,099)
Conversion of 358,000 shares of Series H Preferred Stock	9	349	-	-	-	-	-	358
Grant of 453,000 shares of non-vested stock and 2,300,000 stock options	-	30	-	17	(47)	-	-	-
Reversion of 71,000 shares of previously-granted non-vested stock	-	(2)	-	-	2	-	-	-
Acquisition of 91,000 shares of Common Stock from certain employees	-	-	-	(4)	-	-	-	(4)
Exercise of 704,000 stock options	1	7	-	7	-	-	-	15
Reissuance of shares held in treasury for less than cost	-	(13)	-	13	-	-	-	-
Dividends paid-Series H Preferred Stock $18.50 per share	-	-	(6)	-	-	-	-	(6)
Amortization of deferred compensation	-	-	-	-	26	-	-	26
Tax benefit related to employee stock option exercises	-	6	-	-	-	-	-	6
Unrealized gain on available-for-sale securities	-	-	-	-	-	73	-	73	$73
Minimum pension liability change	-	-	-	-	-	-	(39)	(39)	(39)
Net income	-	-	538	-	-	-	-	538	538
Total comprehensive income									$572
Balance as of December 31, 1998	$101	$2,283	$(748)	$(1,069)	$(99)	$177	$(52)	$593
Purchase of 18,103,000 shares of Common Stock	-	-	-	(817)	-	-	-	(817)
Grant of 387,000 shares of non-vested stock	-	-	-	14	(14)	-	-	-
Acquisition of 18,000 shares of Common Stock from certain employees	-	-	-	(1)	-	-	-	(1)
Exercise of 234,000 stock options	-	-	-	6	-	-	-	6

(continued on following page)

US Airways Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
Three Years Ended December 31, 2000
(dollars in millions, except per share amounts)
						Accumulated other comprehensive income, net of income tax effect
	Common Stock	Paid-in capital	Retained earnings (deficit)	Common Stock held in treasury	Deferred compen- sation	Unrealized gain on available-for- sale securities	Adjustment for minimum pension liability		Total	Comprehensive income
Reissuance of shares held in treasury for less than cost	-	(15)	-	15	-	-		-	-
Amortization of deferred compensation	-	-	-	-	30	-		-	30
Unrealized loss on available-for-sale securities	-	-	-	-	-	(1)		-	(1)	$(1)
Reclassification of realized gain on sale of marketable equity securities	-	-	-	-	-	(176)		-	(176)	(176)
Minimum pension liability change	-	-	-	-	-	-		52	52	52
Net income	-	-	197	-	-	-		-	197	197
Total comprehensive income										$72
Balance as of December 31, 1999	$101	$2,268	$(551)	$(1,852)	$(83)	$-		$-	$(117)
Purchase of 155,000 shares of Common Stock	-	-	-	(5)	-	-		-	(5)
Grant of 941,000 shares of non-vested stock	-	-	-	26	(26)	-		-	-
Reversion of 29,000 shares of previously-granted non-vested stock	-	-	-	(1)	1	-		-	-
Acquisition of 78,000 shares of Common Stock from certain employees	-	-	-	(3)	-	-		-	(3)
Exercise of 68,000 stock options	-	-	-	1	-	-		-	1
Reissuance of shares held in treasury for less than cost	-	(27)	-	27	-	-		-	-
Amortization of deferred compensation	-	-	-	-	33	-		-	33
Unrealized gain on available-for-sale securities	-	-	-	-	-	2		-	2	$2
Net loss	-	-	(269)	-	-	-		-	(269)	(269)
Total comprehensive loss										$(267)
Balance as of December 31, 2000	$101 ====	$2,241 ====	$(820 ==== )	$(1,807 ==== )	$(75 ==== )	$2 ====	$	- ====	$(358 ==== )

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

      (a) Basis of presentation and nature of operations

     The accompanying Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries. Principal subsidiaries include US  Airways, Inc. (US Airways), Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont), PSA Airlines, Inc. (PSA) and Potomac Air, Inc. (Potomac). All significant intercompany accounts and transactions have been eliminated.

     Effective July 1, 2000, Shuttle, Inc. (Shuttle) was merged into US Airways. The operations of the former Shuttle subsequent to June 30, 2000 are included in US Airways' consolidated financial statements. Shuttle was formerly a wholly-owned subsidiary of US Airways Group. Accordingly, the Shuttle operations are included in the Company's consolidated financial statements for all periods presented.

     US Airways is the Company's principal operating subsidiary and accounted for approximately 88% of the Company's operating revenues in 2000 on a consolidated basis. US Airways is a major U.S. air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 60 million passengers during 2000 and is currently the sixth largest domestic air carrier, as ranked by revenue passenger miles (RPMs). US  Airways operates predominantly in the Eastern U.S. with major connecting hubs at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Baltimore/Washington International Airport, Boston's Logan International Airport, New York's LaGuardia Airport and Washington's Ronald Reagan Washington National Airport (Reagan National).

     In August 2000, the Company created Potomac Air, its fourth wholly-owned regional air carrier. Potomac operates as a US Airways Express carrier from Reagan National using Dash 8-200 aircraft.

     Allegheny, Piedmont, PSA and Potomac (which collectively enplaned approximately 7 million passengers in 2000) are regional air carriers that, along with five non-owned regional airline carriers with which the Company has marketing agreements, form "US Airways Express." US Airways Express also has a majority of its operations in the Eastern U.S.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Personnel costs represent the Company's largest expense category. As of December 31, 2000, the Company's various subsidiaries employed approximately 48,100 full-time equivalent employees. Approximately 43,800 (86%) of the Company's active employees are covered by collective bargaining agreements with various unions. During 1999, several contracts between US Airways and its larger employee groups were ratified. On May 1, 2000, US Airways' flight attendants, who are members of the Association of Flight Attendants, approved a five-year labor contract.

     The operations of the Company's airline subsidiaries are largely dependent on the availability of aviation fuel. The availability and price of aviation fuel is largely determined by actions generally outside of the Company's control. The Company's airline subsidiaries have a diversified aviation fuel supplier network and sometimes use certain risk management techniques (See Note 2(a)) in order to help ensure aviation fuel availability and partially protect themselves from temporary aviation fuel price fluctuations.

      (c) Cash equivalents and Short-term investments

     Cash equivalents and short-term investments consist primarily of cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. Government. All highly liquid investments purchased within three months of maturity are classified as Cash equivalents. All other highly liquid investments are classified as Short-term investments.

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

      (f) Goodwill and Other intangibles, net

     Goodwill, the cost in excess of fair value of identified net assets acquired, is amortized as Depreciation and amortization on a straight-line basis over 40 years. The 1987 acquisitions of Pacific Southwest Airlines and Piedmont Aviation, Inc. resulted in $629 million of goodwill. The 1997 acquisition of Shuttle resulted in $138 million of goodwill (see also Note 1(a)). As of December 31, 2000 and 1999, accumulated amortization was $217 million and $198 million, respectively.

     Other intangible assets consist mainly of purchased operating rights at various airports, capitalized software costs developed for internal use and the intangible asset associated with the underfunded amounts of certain pension plans. Operating rights and capitalized software costs are amortized on a straight-line basis as Depreciation and amortization expense over periods ranging from 5 to 25 years. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions'' (SFAS 87). As of December 31, 2000 and 1999, accumulated amortization related to other intangible assets was $263 million and $217 million, respectively.

     The Company periodically evaluates the period of amortization of its goodwill and intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. This analysis is performed separately for the goodwill which resulted from each acquisition and for the other intangibles. Based on the most recent analyses, the Company believes that goodwill and other intangible assets were not impaired as of December 31, 2000.

      (g) Other assets, net

     Other assets, net consist primarily of noncurrent pension assets, noncurrent deferred income tax assets, restricted cash and investments and unamortized debt issuance. Restricted cash includes deposits in trust accounts primarily to collateralize letters of credit and workers' compensation claims and unspent bond proceeds to finance various improvements at the Philadelphia International Airport.

     (h) Frequent traveler program

     US Airways accrues the estimated incremental cost of travel awards earned by participants in its "Dividend Miles" frequent traveler program (FTP) when the requisite mileage award levels are achieved. US  Airways also sells mileage credits to participating partners in Dividend Miles.

     In July 1998, US Airways and American Airlines, Inc. (American) entered into agreements whereby participants of each airline's FTP may redeem mileage credits for award travel on either airline. Participants may also "pool" mileage credits between FTPs. Each company compensates the other when relieved of an obligation to provide a travel award. On August 24, 2000, American gave US Airways notice of its intent to terminate this arrangement, effective as of August 23, 2001.

     US Airways is party to several other agreements that enable US Airways' and other airlines' customers to earn and redeem travel awards on each other's frequent traveler programs. Increasingly, such agreements require financial settlement for such activity. US Airways records cash inflows from these arrangements as a component of Other operating revenues and cash outflows from these arrangements as a component of Other operating expenses.

     In December 1999, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. On January 1, 2000, the Company changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing revenue when credits are sold, to deferring a portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds will continue to be recognized immediately as a component of Other operating revenues. The Company believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, the Company recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000. The amount of revenue recognized during 2000 that was included in the cumulative effect adjustment was $121 million.

      (i) Pro Forma Information - Dividend Miles

     The unaudited pro forma amounts below are provided to show what the Company would have reported if the new accounting policy related to Dividend Miles had been in effect in periods prior to 2000 for the years ended December 31, 2000, 1999 and 1998. See Note 1(h) above for further information.

As reported, before Cumulative Effect of Accounting Change	2000	1999	1998
	(in millions, except per share amounts)
Income (Loss)	$(166)	$197	$538
Earnings (Loss) per Common Share, Basic	$(2.47)	$2.69	$5.75
Earnings (Loss) per Common Share, Diluted	$(2.47)	$2.64	$5.60

Pro forma, before Cumulative Effect of Accounting Change	2000	1999	1998
	(in millions, except per share amounts)
Income (Loss)	$(166)	$181	$520
Earnings (Loss) per Common Share, Basic	$(2.47)	$2.47	$5.56
Earnings (Loss) per Common Share, Diluted	$(2.47)	$2.42	$5.41

      (j) Deferred gains, net

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense. The gain related to the exercise of Sabre, Inc. (Sabre) options is deferred and amortized over the contract period as a reduction to other operating expense. See Note 2 for more information concerning the Sabre options.

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

     See Note 1(h) above for information on the sale of Dividend Miles that are recognized as a component of passenger transportation revenues.

     (l) Stock-based compensation

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations to account for awards of stock-based compensation granted to employees.

      (m) Other selling expenses

     Other selling expenses include credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses for 2000, 1999 and 1998 were $53 million, $41 million and $36 million, respectively (such costs are expensed when incurred).

      (n) Earnings (Loss) per Common Share

     Basic Earnings per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts) for the years ended December 31, 2000, 1999 and 1998.

	2000	1999	1998
Earnings (loss) applicable to common stockholders before cumulative effect of accounting change (basic)	$(166)	$197	$532
Preferred dividend requirement	-	-	6
Earnings (loss) applicable to common stockholders before cumulative effect of accounting change (diluted)	$(166 === )	$197 ===	$538 ===
Common Shares:
Weighted average common shares outstanding (basic)	67	73	92
Incremental shares related to outstanding stock options (1)	-	2	2
Incremental shares related to convertible preferred stock
issuances	-	-	2
Weighted average common shares outstanding (diluted)	67 ===	75 ===	96 ===

EPS before accounting change-Basic	$(2.47)	$2.69	$5.75
EPS before accounting change-Diluted	$(2.47)	$2.64	$5.60

(1)  Option effect is antidilutive and therefore excludes incremental shares related to outstanding stock options of 1 million for the year ended December 31, 2000.

Note: EPS amounts may not recalculate due to rounding.

2. Financial Instruments

      (a) Terms of certain financial instruments

     On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (SHC Stock Options) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of Sabre Holdings Corporation (SHC Common Stock), Sabre's parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. The related deferred gain is amortized on a straight-line basis over a contractually determined period ending December 2012. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common Stock at an exercise price of $23.78 subject to a $111.83 per share cap on the fair market value of the underlying common stock. These options are exercisable during a ten-year period beginning January 2, 2003. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback provision, if US Airways elects to terminate its information technology service agreement with Sabre it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months.

     Periodically, US Airways uses risk management strategies to reduce its exposure to certain market uncertainties such as increased fuel prices and foreign currency exposure. US Airways periodically reviews the financial condition of each counterparty to these financial contracts and believes that the potential for default by any of the current counterparties is negligible.

     In December 2000, US Airways entered into heating oil swap contracts for 1.5 million notional barrels to hedge approximately 20% of its jet fuel requirements for the first quarter of 2001. During February 2001, US Airways entered into contracts which effectively closed the open December 2000 contracts. The net effect of the heating oil contracts to the Company's consolidated statements of operations will be a reduction of expense of approximately $1 million to be recognized over the three months ending March 31, 2001.

     An aggregate of $28 million of future principal payments of US Airways' long-term debt due in 2000 was paid in Japanese Yen. This foreign currency exposure had been hedged to maturity by US Airways' participation in foreign currency contracts.

      (b) Fair value of financial instruments

     In accordance with the provisions of SFAS 115, the fair values for the Company's short-term investments are determined based upon quoted market prices. Restricted cash is carried at cost which approximates fair value. At December 31, 2000 and 1999, US Airways' long-term investments represent an interest in a number of e-commerce companies including priceline.com Incorporated (Priceline) (see below), an interest in Equant N.V. (Equant) and ownership interests in privately held companies which have no readily determinable market values. US Airways estimated the fair values of its note receivable and long-term debt by discounting expected future cash flows using current rates offered to US Airways for notes receivable and debt with similar maturities. The estimated fair value of the remaining SHC Stock Options (including the clawback provision) was calculated using the Black-Scholes stock option pricing model and is presented in the table below in accordance with Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119). These financial instruments are classified as held for "purposes other than trading" under SFAS 119 due primarily to certain restrictions, including limitations on US Airways' ability to exercise or sell these stock options. The fair values of heating oil swap and foreign currency contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

     US Airways holds warrants in a number of e-commerce companies as a result of entering into service agreements with them. US Airways values the warrants on the date of grant and amortizes that value over the service period. The amount recorded on US Airways' Consolidated Balance Sheets for the e-commerce warrants was $5 million and $18 million as of December 31, 2000 and 1999, respectively.

     In November 1999, US Airways entered into an agreement with Priceline which sets forth the terms and conditions under which ticket inventory provided by US Airways may be sold utilizing Priceline's internet-based electronic commerce system. In connection with the agreement, US Airways received warrants to purchase up to 1.5 million shares of Priceline's common stock for $52.625 per share. The fair value of these warrants was $18 million as of December 31, 1999 and was determined using valuations obtained from third parties. In 2000, US Airways recorded an $18 million pre-tax impairment charge related to these warrants. See Note 15 for more information.

     US Airways is a member of the SITA Foundation (SITA), the principal asset of which is its equity interest in Equant, an international data network service company. In February and December 1999, SITA sold a portion of its interest in Equant in secondary public offerings and distributed the pro rata proceeds to certain of its members (including US Airways) that elected to participate in the offerings. US Airways sold approximately 58% of its ownership in Equant and recorded pre-tax gains of $17 million. As of December 31, 2000 and 1999, US Airways held depository certificates that may become convertible into approximately 164,000 shares of Equant. These certificates are not considered marketable under the provisions of SFAS 115. The estimated fair value of these depository certificates was $4 million and $18 million as of December 31, 2000 and 1999, respectively, and was based upon the publicly-traded market value of Equant common stock. The carrying amount (cost basis) of US Airways' investment in these depository certificates as of December 31, 2000 and 1999 was de minimis.

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):

December 31,
2000			1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Short-term investments (1)	$773	$773	$624	$624
Restricted cash and long-term investments	61	64	130	154
Note receivable (2)	21	21	23	23
SHC Stock Options	-	13	-	10
Long-term debt (excludes capital lease obligations)	(2,948)	(2,920)	(2,209)	(2,081)
Contracts in a net receivable (payable) position:
Heating oil swaps	-	2	-	-
Foreign currency	-	-	-	1

(1)  Classified as "available-for-sale" in accordance with SFAS 115. See also Note 1(c).

(2)  Current carrying amount included in Other assets, net on the Company's Consolidated Balance Sheets, except for the current portion of the note receivable ($6 million and $5 million at December 31, 2000 and 1999, respectively) which is included in Receivables, net.

      (c) Adoption of SFAS 133

     The Company will begin applying the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. This will result in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' equity (deficit). US Airways will account for the heating oil swap contracts as cash flow hedges, as defined by SFAS 133. The fair value of the heating oil swaps on January 1, 2001, which was $2 million, will be recorded as an asset on the Company's balance sheet as part of the transition adjustment related to US  Airways' adoption of SFAS 133. The offset to this balance sheet adjustment will be primarily an increase to "Accumulated other comprehensive income," a component of stockholders' equity (deficit). The e-commerce warrants and the Sabre options will also be accounted for in accordance with SFAS 133 resulting in US Airways recording an asset of $12 million. The offset to this will be a $7 million credit, net of income taxes, to the Company's cumulative effect of an accounting change. The Company believes that the adoption of SFAS 133 will result in more volatility in the financial statements than in the past.

3. Income Taxes

     The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

     The components of the Company's provision (credit) for income taxes are as follows (in millions):

	2000	1999	1998
Current provision:
Federal	$48	$165	$155
State	1	27	16
Total current	49	192	171
Deferred provision:
Federal	(97)	(27)	166
State	(9)	(17)	27
Total deferred	(106)	(44)	193
Provision (credit) for income taxes	$(57 === )	$148 ===	$364 ===

     In 2000, the Company was subject to federal regular income tax. Approximately $15 million in federal alternative minimum tax (AMT) credits were utilized to reduce the federal current tax liability. In addition, approximately $8 million in state net operating loss carryforwards were utilized to reduce the state current tax liability.

     A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (credit) for income taxes is provided below (in millions):

	2000	1999		1998
Tax provision (credit) computed at federal statutory rate	$(78)	$121		$316
Book expenses not deductible for tax purposes	28	21		19
State income tax provision (credit),
net of federal tax benefit	(5)	7		28
Other	(2)	(1)		1
Provision (credit) for income taxes	$(57 === )	$148 ===		$364 ===

Effective tax rate	26 === %	43 ===	%	40 ===	%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 and 1999 (in millions):

	2000	1999
Deferred tax assets:
Leasing transactions	$163	$160
Gain on sale and leaseback transactions	198	158
Employee benefits	955	825
Other deferred tax assets	233	173
Valuation allowance	(2)	(2)
Net deferred tax assets	1,547	1,314
Deferred tax liabilities:
Depreciation and amortization	1,010	957
Other deferred tax liabilities	45	34
Total deferred tax liabilities	1,055	991
Net deferred tax assets	492	323
Less: current deferred tax assets	(428)	(348)
Noncurrent deferred tax assets (liabilities)	$64 ====	$(25 ==== )

     The deferred tax assets and liabilities disclosed above include a current deferred tax asset of $63 million as of December 31, 2000 related to the cumulative effect of a change in accounting principle for Dividend Miles.

     Included in the employee benefit deferred tax assets at December 31, 2000 and 1999, among other items, are $535 million and $548 million, respectively, related to obligations of postretirement medical benefits. The Company had state net operating loss carryforwards of $159 million as of December 31, 2000 which primarily expire from 2006 to 2012. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. The Company determined it had undergone such an ownership change in 1998 that did not impact the utilization of federal tax attributes during 1998, 1999 or 2000. The federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

     In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. The Company believes it is more likely than not that the deferred tax assets will be realized.

     The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards for the last three years (in millions):

	2000	1999	1998
Pretax book income	$(223)	$345	$902
Taxable income	$226	$904	$904

     The reasons for significant differences between taxable income and pretax book income in 2000 and 1999 primarily relate to employee pension and postretirement benefit costs, employee related accruals, leasing transactions, gains on sale-leaseback transactions, investment gains and certain aircraft impairment charges.

4. Long-Term Debt, Including Capital Lease Obligations

     Details of long-term debt are as follows (in millions):

	December 31,
	2000	1999
Senior Debt:
9 5/8% Senior Notes repaid February 2001	$175	$175
Equipment Financing Agreements, Installments due 2001 to 2022	2,674	1,993
8.6% Airport Facility Revenue Bond due 2022	28	28
Philadelphia Authority for Industrial Development Loan due 2003 to 2030	71	-
Other	-	13
	2,948	2,209
Capital Lease Obligations	27	20
Total	2,975	2,229
Less: Unamortized discount on debt	(3)	-
Current Maturities	(284)	(116)
	$2,688 ====	$2,113 ====

     Maturities of long-term debt and debt under capital leases for the next five years (in millions):

2001	$284
2002	107
2003	230
2004	157
2005	171
Thereafter	2,026
$2,975 ====

     The weighted average interest rate is 9.2% and 7.8% for the Equipment Financing Agreements and the Philadelphia Authority for Industrial Development Loan, respectively.

     Interest rates on $84 million principal amount of long-term debt as of December 31, 2000 are subject to adjustment to reflect prime rate and other rate changes.

     As of December 31, 2000, the Company has in place a $190 million 364-day secured revolving credit facility and a $250 million three-year secured revolving credit facility to provide liquidity for its operations. The maturity date of the 364-day facility is November 21, 2001 and the maturity date of the three-year facility is December 10, 2002. The effective interest rate for borrowing against the facilities is a floating rate based on the London Interbank Offered Rate. On March 15, 2000, the Company received loan proceeds of $500 million which it repaid on May 4, 2000. As of December 31, 2000, no amounts were outstanding under these facilities.

     Equipment financings totaling $2.7 billion and the secured revolving credit facilities were collateralized by aircraft, engines and slots with a net book value of approximately $2.8 billion as of December 31, 2000.

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

     The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of September 30, 2000 and 1999 (except for subsidiaries other than US Airways which are as of December 31, 2000 and 1999), in addition to the amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 2000 and 1999, respectively (in millions):

	Defined Benefit Pension Plans (1)		Other Postretirement Benefits
	2000	1999	2000	1999
Fair value of plan assets at the beginning
of the period	$3,519	$3,237	$11	$-
Actual return on plan assets	674	463	-	1
Employer contributions	22	95	25	37
Plan participants' contributions	-	-	3	3
Gross benefits paid (2)	(264)	(276)	(39)	(30)
Fair value of plan assets at the end
of the period	3,951	3,519	-	11
Benefit obligation at the beginning
of the period	4,241	4,674	1,186	1,229
Service cost	174	184	39	43
Interest cost	336	323	92	85
Plan participants' contributions	-	-	3	3
Plan amendments (3)	30	38	-	-
Actuarial (gain) loss	(265)	(702)	(38)	(144)
Gross benefits paid (2)	(264)	(276)	(39)	(30)
Benefit obligation at the end of the period	4,252	4,241	1,243	1,186
Funded status of the plan	(301)	(722)	(1,243)	(1,175)
Unrecognized actuarial (gain) loss	(522)	129	(116)	(78)
Unrecognized prior service cost	141	123	(93)	(105)
Unrecognized transition obligation	(10)	(15)	-	-
Contributions for October to December	3	4	9	4
Net liability recognized in the Company's
Consolidated Balance Sheets	$(689 ==== )	$(481 ==== )	$(1,443 ==== )	$(1,354 ==== )

     Components of the amounts recognized in the Company's Consolidated Balance Sheets:

	Defined Benefit Pension Plans (1)		Other Postretirement Benefits
	2000	1999	2000		1999
Prepaid benefit cost	$ 400	$ 409	$ -		$ -
Accrued benefit cost	(1,089)	(890)	(1,443)		(1,354)
Adjustment for minimum pension liability	(1)	(2)	-		-
Intangible asset	1	2	-		-
Net amount recognized in the Company's
Consolidated Balance Sheets	$ (689 ==== )	$ (481 ==== )	$ (1,443 ====	)	$ (1,354) ====

(1)  For plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligations and plan assets were $184 million and zero, respectively, as of September 30, 2000, and $172 million and zero, respectively, as of September 30, 1999 (except for subsidiaries other than US Airways which are as of December 31, 2000 and 1999, respectively).

(2)  Gross benefits paid in 2000 and 1999 include lump sum payments for pilots made pursuant to a special termination benefits charge of $115 million recorded in 1997 in accordance with Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).

(3)  In May 2000, US Airways amended the Retirement Plan for Flight Attendants in the service of US Airways, Inc. to reflect certain benefit level increases ratified under the new labor contract for employees covered under the plan. Also, in October 1999, US Airways amended the Pension Plan for Employees of US Airways, Inc., who are Represented by the International Association of Machinists and Aerospace Workers, to reflect certain benefit level increases ratified under the new labor contract for employees covered under this plan. In addition, changes were made to the supplemental benefits for certain executive retirement agreements during 1999 and 1998.

     The following table presents the weighted average assumptions used to determine the actuarial present value of Pension Benefits and Other Postretirement Benefits:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	2000	1999	2000	1999
Discount rate	8.0%	7.8%	8.0%	7.8%
Expected return on plan assets	9.5%	9.5%	5.0%	5.0%
Rate of compensation increase	3.1%	3.3%	4.5%	4.6%

     The assumed health care cost trend rate is 7% in 2001, 6% in 2002, 5% in 2003 and 4.5% thereafter. The assumed health care cost trend rate has a significant effect on amounts reported for retiree health care plans. A 1% change in the health care cost trend would have the following effects on Other Postretirement Benefits as of September 30, 2000 (except for subsidiaries other than US Airways which are as of December 31, 2000; in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$ 15	$ (14)
Effect on postretirement benefit obligation	$ 125	$ (115)

     Total periodic cost for Pension Benefits and Other Postretirement Benefits (in millions):

	Defined Benefit Pension Plans			Other Postretirement Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$ 174	$ 184	$ 144	$ 39	$ 43	$ 37
Interest cost	336	323	296	92	85	77
Expected return on plan assets	(297)	(308)	(279)	-	(1)	-
Amortization of:
Transition asset	(5)	(5)	(5)	-	-	-
Prior service cost	10	7	4	(12)	(12)	(12)
Actuarial (gain) / loss	11	32	17	(1)	1	(1)
Net periodic cost	229	233	177	118	116	101
Settlements	-	-	1	-	-	-
Total periodic cost	$ 229 ===	$ 233 ===	$ 178 ===	$ 118 ===	$ 116 ===	$ 101 ===

     The Company recorded a $1 million charge to Personnel costs for the termination of two pension plans in 1998. These settlements were recorded in accordance with SFAS 88.

     See Note 8(e) for the amount included within other comprehensive income arising from a change in the additional minimum pension liability.

      (b) Defined contribution pension plans

     The Company sponsors several defined contribution pension plans for certain employees. The Company's contributions to these plans are based on various percentages of the employee's compensation. Expenses related to these plans, excluding expenses related to the US Airways Employee Stock Ownership Plan (ESOP) and any profit sharing contributions, were approximately $82 million, $65 million and $40 million for the years 2000, 1999 and 1998, respectively. Expenses for 1998 include a $17 million credit related to a favorable legal settlement regarding employer matching contributions. See Notes 5(d) and 5(e) for information related to the Company's ESOP and profit sharing contributions.

     (c) Postemployment benefits

     The Company provides certain postemployment benefits to its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

     (d) Employee stock ownership plan

     In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9  3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the years ended December 31, 2000, 1999 and 1998, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 5(e) regarding the profit sharing component of US Airways' ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $10 million, $19 million and $27 million in 2000, 1999 and 1998, respectively. The interest portion of these contributions were $7 million, $8 million and $10 million in 2000, 1999 and 1998, respectively. Approximately 1,090,000 shares of US Airways Group common stock have been released or committed to be released as of December 31, 2000. US Airways recognized compensation expense related to the ESOP of $4 million, $4 million and $8 million in 2000, 1999 and 1998, respectively, based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $57 million, $61 million and $65 million as of December 31, 2000, 1999 and 1998, respectively.

     See Note 1(l) with respect to the Company's accounting policies for stock-based compensation.

     (e) Profit sharing plans

     US Airways' ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives shares of US Airways Group common stock based on his or her compensation relative to the total compensation of all participants and the number of shares of US Airways Group common stock in the allocation pool. When US Airways Group's return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of shares of US Airways Group common stock in the allocation pool (see Note 5(d)). US Airways did not make any provision for profit sharing contributions in connection with the profit sharing component of the ESOP during 2000 or 1999. US Airways' ESOP-related expenses included $4 million in 1998 related to this profit sharing program. Under the DCRP, US Airways makes additional contributions to participant accounts for certain employees when US Airways Group achieves certain prescribed pre-tax margin levels. US Airways did not make any contributions relating to 2000 and 1999 for the profit sharing component of the DCRP. Contributions relating to 1998 were $29 million.

6. Commitments and Contingencies

     (a) Commitments to purchase flight equipment

     As of December 31, 2000, the Company had 65 A320-family aircraft on firm order, 182 aircraft subject to reconfirmation prior to scheduled delivery and options for 63 additional aircraft. With respect to the firm-order aircraft, 23 are expected to be delivered in 2001 and the remaining are expected to be delivered in the years 2002 through 2006. The Company also entered into an agreement with CFM International, Inc. for jet engines to power the A320-family aircraft. In addition, US Airways entered into a long-term renewable agreement with GE Engine Services, Inc. to maintain these engines.

     In July 1998, the Company reached an agreement with an affiliate of Airbus Industrie G.I.E. (Airbus) for the purchase of up to 30 widebody A330-300 aircraft. As of December 31, 2000, the Company had four aircraft on firm order and options for 20 additional aircraft. Of the four firm-order A330-300 aircraft, three are scheduled for delivery in the year 2001 and the remaining aircraft is scheduled for delivery in 2004. The Company can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first ten aircraft. In October 1998, the Company reached an agreement with Pratt & Whitney for jet engines to power these aircraft and to provide long-term maintenance for the engines.

     As of December 31, 2000, the minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $1.13 billion in 2001, $336 million in 2002, $165 million in 2003, $533 million in 2004 and $351 million thereafter.

     (b) Leases

     The Company's airline subsidiaries lease certain aircraft, engines and ground equipment, in addition to the majority of their ground facilities. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. The Company subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2011.

     The following amounts related to capital leases are included in property and equipment (in millions):

	December 31,
	2000	1999
Flight equipment	$43	$63
Ground property	10	-
Total Cost	53	63
Less accumulated amortization	(34)	(46)
Total Net Book Value of Capital Leases	$19 ==	$17 ==

     As of December 31, 2000, obligations under capital and noncancelable operating leases for future minimum lease payments (in millions):

	Capital Leases	Operating Leases
2001	$5	$945
2002	6	835
2003	6	818
2004	6	795
2005	1	778
Thereafter	33	6,017
Total minimum lease payments	57	10,188
Less sublease rental receipts	-	(10)
Total minimum operating lease payments		$10,178 =====
Less amount representing interest	(30)
Present value of future minimum capital lease payments	27
Less current obligations under capital leases	(4)
Long-term obligations under capital leases	$23 ==

     For 2000, 1999 and 1998, rental expense under operating leases was $821 million, $795 million, and $755 million, respectively. Rental expense for 1999 and 1998 excludes credits of $14 million and $3 million, respectively, related to US Airways' subleasing of British Aerospace BAe-146-200 (BAe-146) aircraft (see Note 15).

     The Company's airline subsidiaries also lease certain owned flight equipment to third parties under noncancelable operating leases that expire in the years 2001 through 2006. The future minimum rental receipts associated with these leases are $17 million-2001, $17 million-2002, $17 million-2003, $15 million-2004, $5 million-2005, and $0.1 million-2006.

     The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in millions):

	December 31,
	2000	1999
Flight equipment	$ 249	$ 35
Less accumulated depreciation	(175)	(28)
	$ 74 ===	$ 7 ===

      (c) Legal proceedings

     US Airways is involved in legal proceedings arising out of an aircraft accident in September 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. All wrongful death cases have been resolved except for one case currently pending before the federal district court for the Southern District of New York. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

     In May 1995, the Company, US Airways and the Retirement Income Plan for Pilots of US Airways, Inc. were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways' motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension

Plan was collectively bargained. The plaintiffs appealed the district court's dismissal and in February 1999, the U.S. Court of Appeals upheld the district court's decision originally granted in May 1996 in the defendants' favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiffs' petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under ERISA. In August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration. Certain of the plaintiffs have filed a claim before the US Airways Pilot Retirement Board requesting arbitration of their claim for benefits which they believe were erroneously calculated. The Retirement Board has selected an arbitrator to decide certain issues related to the plaintiffs' claims for benefits. The Company is unable to predict at this time the ultimate resolution of these proceedings.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways' provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. On March 19, 1997, the automatic stay provided for in the Bankruptcy Code was lifted, which allowed IFPC's and US Airways' claims to be fully litigated. At the present time, the parties are engaged in discovery. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company's financial condition or results of operations.

     The Company and US Airways have been named as defendants in two remaining lawsuits filed in U.S. District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. Following the recent close of discovery, defendants filed motions for summary judgment while the plaintiffs filed a motion for class certification. Neither motion has been scheduled for a hearing and no trial date has been set. The Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

     Commencing on May 24, 2000, the Company, along with several of its officers and directors and, in all suits other than one, UAL Corporation, have been named as defendants in eight putative class actions filed in the Court of Chancery of the State of Delaware in and for the New Castle County (Court). The plaintiffs allege that they have been and will be damaged by the agreement reached between US Airways Group, UAL Corporation, and Robert Johnson with respect to the acquisition by an entity established by Mr. Johnson of certain assets located at Reagan National that are to be divested by the combined company in connection with the consummation of the merger. The plaintiffs allege, among other things, that the individual defendants have breached their duty of loyalty and their fiduciary duties in entering into the agreement with Mr. Johnson. On November 9, 2000, the Company entered into a memorandum of understanding to settle the class actions, subject to consummation of the merger, negotiation of a definitive settlement agreement and Court approval of the settlement. There can be no assurance that the Court will approve the settlement as proposed.

     The Company was also named as a nominal defendant in a derivative action filed in the Court of Chancery based upon the same allegations as the putative class actions. The derivative plaintiff brought causes of action for (i) breach of fiduciary duty; (ii) gross mismanagement; and (iii) corporate waste of assets. The plaintiff in the derivative action seeks, among other things, declaratory and equitable relief, unspecified compensatory damages and attorney's fees. The plaintiff has agreed to an indefinite extension of time for the Company to respond to the complaint. Consequently, the Company has not yet responded to the complaint, and, as such, its duration and outcome cannot be predicted at this time.

     On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998 by the Pennsylvania Department of Environmental Protection (DEP) against Allegheny County, Pennsylvania and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft deicing activities at Greater Pittsburgh International Airport (Airport) violate the requirements of (1) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Airport, (2) the Airport's National Pollutant Discharge Elimination System Permit, and (3) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County's motion to withdraw the appeal without prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and US Airways that DEP (i) will require additional measures to be taken to control deicing materials at the airport, and (ii) will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above.

      (d) Guarantees

     US Airways guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve airport and maintenance facilities. Under related lease arrangements, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the bonds. As of December 31, 2000 the principal amount of these bonds outstanding was $110 million.

      (e) Concentration of credit risk

     The Company invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. Government.

     As of December 31, 2000, most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on the Company's airline subsidiaries. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

     The Company does not believe it is subject to any significant concentration of credit risk.

7. Redeemable Preferred Stock

     As of December 31, 2000 and 1999, the Company had no outstanding redeemable preferred stock.

     On March 12, 1998, the holders of the Company's 9 1/4% Series H Senior Cumulative

Convertible Preferred Stock, without par value (Series H Preferred Stock) converted 358,000 shares into 9.2 million shares of the Company's Common Stock. The Company subsequently retired its Series H Preferred Stock. The Company paid dividends totaling $6 million to the holders of the Series H Preferred Stock during 1998 prior to its conversion into Common Stock.

8. Stockholders' Equity

      (a) Preferred Stock and Senior Preferred Stock

     As of December 31, 2000, the Company had 5.0 million authorized shares of Preferred Stock, without nominal or par value, and 3.0 million authorized shares of Senior Preferred Stock, without nominal or par value, none of which were issued and outstanding. See also Note 7.

      (b) Common Stock

     As of December 31, 2000, the Company had 150.0 million authorized shares of common stock, par value $1.00 per share (Common Stock), of which 101.2 million shares were issued (including shares of Common Stock held in treasury as discussed in Note 8(c)) and 21.3 million shares were reserved for offerings under stock option, stock incentive and employee retirement and nonemployee director stock purchase plans.

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

     Under its $440 million secured revolving credit facilities, the Company may not pay dividends or repurchase its common stock prior to December 31, 2001 unless US Airways meets certain financial tests. As of December 31, 2000, such tests were not met. Commencing on January 1, 2002, such dividends and stock repurchases are permitted provided US Airways maintains a minimum unrestricted cash balance.

     See Note 7 for information related to preferred stock converted into Common Stock during 1998.

      (c) Treasury stock

     The Company held 34.2 million shares and 34.9 million shares of Common Stock in treasury as of December 31, 2000 and 1999, respectively.

     The Company has several common stock purchase programs whereby the Company purchased 0.2 million shares for $5 million during 2000 and 18.1 million shares for $817 million during 1999. The Company's Board of Directors also authorized another stock purchase program in September 1999, for up to $500 million of the Company's Common Stock. As of December 31, 2000, the Company had not purchased any of its Common Stock under this program.

     During 2000, 1999 and 1998, employees surrendered 78,000 shares, 18,000 shares and 91,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants.

      (d) Stock-Based Compensation

     As of December 31, 2000, approximately 20.4 million shares of Common Stock were reserved for future grants of Common Stock or the possible exercise of stock options issued under the Company's six stock option, stock purchase and incentive plans. The Company accounts for stock-based compensation using the intrinsic value method as prescribed under APB 25. In accordance with APB 25, the Company recognized compensation expense (an element of Personnel costs) related to Common Stock grants of $29 million, $14 million and $7 million in 2000, 1999 and 1998, respectively, and compensation expense related to stock option grants of $1 million, $12 million and $12 million in 2000, 1999 and 1998, respectively. Deferred compensation related to Common Stock grants was $18 million and $21 million as of December 31, 2000 and 1999, respectively, and deferred compensation related to stock option grants was $1 million as of December 31, 1999. Deferred compensation is amortized as Personnel costs over the applicable vesting period. The Company granted 0.9 million, 0.4 million and 0.5 million shares of Common Stock during 2000, 1999 and 1998, respectively. The weighted average fair value per share of Common Stock granted in 2000, 1999 and 1998 was $27, $37 and $52, respectively.

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

     The 1997 Stock Incentive Plan of US Airways Group, Inc. (1997 Plan) authorizes the Company to grant Common Stock and stock option awards to non-officer key employees provided that no more than 1.5 million shares of Common Stock are issued as a result of the awards. The 1996 Stock Incentive Plan of US Airways Group, Inc. (1996 Plan), which encompasses the Company's former 1988 Stock Incentive Plan of USAir Group, Inc., authorizes the Company to grant Common Stock and stock option awards to key employees provided that no more than 13.4 million shares of Common Stock are issued as a result of the awards. All stock option awards under the 1997 Plan and 1996 Plan expire after a period of ten years and one month from date of grant.

     The US Airways Group, Inc. Nonemployee Director Stock Incentive Plan (Director Plan) authorizes the Company to grant stock option awards to each nonemployee director provided that no more than 70,000 shares of Common Stock are issued as a result of the awards. All stock option awards under the Director Plan expire after ten years from date of grant and are subject to a one-year vesting period.

(this space intentionally left blank)

     The following table summarizes stock option transactions pursuant to the Company's various stock option and incentive plans for the years ended December 31, 2000, 1999 and 1998:

	2000		1999		1998
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(000)		(000)		(000)
Stock Options
Outstanding at beginning of year	9,675	$41	7,868	$37	4,633	$18
Granted (1)	67	$24	507	$45	2,598	$61
Granted (2)	-	-	-	-	2,300	$51
Granted (3)	1,846	$25	1,840	$53	-	-
Exercised	(68)	$19	(234)	$21	(704)	$20
Forfeited (4)	(64)	$53	(259)	$48	(945)	$53
Expired	(29)	$42	(47)	$40	(14)	$15
Outstanding at end of year	11,427	$38	9,675	$41	7,868	$37

Exercisable at end of year	9,566		2,974		2,558

(1) Exercise price was equal to the fair market value of a share of Common Stock at measurement date for grant.

(2) Exercise price was lower than the fair market value of a share of Common Stock at measurement date for grant.

(3) Exercise price was greater than the fair market value of a share of Common Stock at measurement date for grant.

(4) Activity during 1998 includes 0.1 million stock options that were forfeited as a result of their tandem stock appreciation right being exercised.

     The weighted average fair value per stock option for stock options which have an exercise price equal to the fair market value of a share of Common Stock at date of grant was $11, $27 and $34 for 2000, 1999 and 1998, respectively. The weighted average fair value per stock option for stock options which have an exercise price greater than the fair market value of a share of Common Stock at date of grant was $10 and $28 for 2000 and 1999, respectively. There were no such grants during 1998. The weighted average fair value per stock option for stock options which have an exercise price lower than the fair market value of a share of Common Stock at date of grant was $41 for 1998. There were no such grants during 2000 and 1999.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at 12/31/00	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (1)	Weighted Average Exercise Price
	(000)	(years)		(000)
$ 4.00 to $12.00	45	4.0	$8	45	$8
$12.01 to $20.00	2,503	5.1	$14	2,503	$14
$20.01 to $40.00	2,559	8.2	$26	698	$26
$40.01 to $60.00	5,549	7.7	$51	5,549	$51
$60.01 to $76.00	771	7.6	$70	771	$70

(1) In connection with the adoption of the merger agreement by the Company's shareholders, all 1.9 million unvested stock options from the 1996 Plan and the 1997 Plan became immediately exercisable. See Note 9 below.

     During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. Although the Company has opted to continue to apply the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123, the Company is obligated to disclose certain information including pro forma net income (loss) and earnings (loss) per share as if SFAS 123 had been adopted by the Company to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per common share would have been reduced to the pro forma numbers indicated in the table below. In order to calculate the pro forma net income (loss) information presented below, the Company used the Black-Scholes stock option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: stock volatility of 50.6%, 50.3% and 51.4%; risk-free interest rates of 6.6%, 5.4% and 5.5%; expected stock option lives of four years, eight years and eight years; and no dividend yield in each year.

		2000	1999	1998
		(in millions, except per share data)

Net Income (Loss)	As reported	$(269)	$197	$538
	Pro forma	$(306)	$127	$507

Earnings (Loss) Applicable to	As reported	$(269)	$197	$532
Common Stockholders	Pro forma	$(306)	$127	$500

EPS-Basic	As reported	$(4.02)	$2.69	$5.75
	Pro forma	$(4.58)	$1.73	$5.41

EPS-Diluted	As reported	$(4.02)	$2.64	$5.60
	Pro forma	$(4.58)	$1.69	$5.33

     The pro forma net income (loss) and EPS information presented above reflects stock options granted during 1995 and in later years. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) and earnings (loss) per common share amounts above because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995 is not considered.

      (e) Accumulated other comprehensive income, net of income tax effect

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

     Unrealized gains on available-for-sale securities are accounted for in accordance with SFAS 115. The Company records an adjustment to Stockholders' Equity (Deficit) to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered "available-for-sale" under SFAS 115) and their respective carrying values at each balance sheet date. In accordance with SFAS 87, the Company recorded an adjustment for minimum pension liability as of December 31, 1998. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan's assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholders' Equity (Deficit).

     As presented in the accompanying Consolidated Statements of Stockholders' Equity (Deficit), the Company recognized a comprehensive loss of $267 million for the year ended December 31, 2000, including a net loss of $269 million and other comprehensive income of $2 million. For the year ended December 31, 1999, the Company recognized comprehensive income of $72 million, including net income of $197 million and other comprehensive loss of $125 million. For the year ended December 31, 1998, the Company recognized comprehensive income of $572 million, including net income of $538 million and other comprehensive income of $34 million.

     The components of other comprehensive income and the related income tax effects are as follows (in millions):

	2000			1999			1998
	Before tax effect	Tax effect (expense)	Net of tax effect	Before tax Effect	Tax Effect (expense)	Net of tax effect	Before tax effect	Tax Effect (expense)	Net of tax effect
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) during the period	$3	$(1)	$2	$(1)	$-	$(1)	$112	$(39)	$73
Reclassification adjustment for gains included in net income during the period	-	-	-	(272)	96	(176)	-	-	-
Unrealized gain (loss), net of reclassification adjustment	3	(1)	2	(273)	96	(177)	112	(39)	73
Change in adjustment for minimum pension liability	-	-	-	85	(33)	52	(69)	30	(39
Other comprehensive income (loss)	$3 ==	$(1 == )	$2 ==	$(188 === )	$63 ==	$(125 === )	$43 ==	$(9 == )	$34 ==

9. Merger Agreement

     On May 23, 2000, the Company entered into an Agreement and Plan of Merger with UAL Corporation (UAL), United Air Lines, Inc.'s parent corporation, and Yellow Jacket Acquisition Corp., a wholly-owned subsidiary of UAL which was formed for the purpose of this merger, pursuant to which the merger subsidiary will be merged into US Airways Group. As a result, US Airways Group would be the surviving corporation and would become a wholly-owned subsidiary of UAL. In the merger, all of the shares of US Airways Group common stock held by stockholders of the Company (other than US Airways Group, UAL Corporation and Yellow Jacket Acquisition Corp. and other than dissenting stockholders who perfect their appraisal rights) will be converted into the right to receive the cash merger consideration of $60.00 per share.

     Consummation of the merger is subject to various conditions set forth in the Agreement and Plan of Merger, including, but not limited to, the receipt of regulatory approvals and adoption by the stockholders of US  Airways Group. On October 12, 2000, the stockholders of US Airways Group adopted the merger agreement with UAL. Regulatory review is being conducted by the U.S. Department of Justice, the U.S. Department of Transportation and various U.S. state attorneys general. On December 22, 2000, US Airways Group and UAL announced that they had agreed with the Department of Justice to extend the period for review pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 to April 2, 2001. In connection with the extension of the regulatory review period, US Airways Group and UAL also agreed to extend their merger agreement in accordance with its terms. On January 12, 2001, the European Commission announced its approval of the merger. On March 6, 2001, US Airways Group and UAL announced that they had agreed to extend the period for consummating the merger agreement beyond April 2, 2001 to allow further time for the Department of Justice to review the materials. The parties will be submitting additional materials in response to a March 2, 2001 request from the Department of Justice for information regarding the transaction between UAL and AMR

Corporation. US Airways Group and UAL have informed the Department of Justice that they will provide it 21 days notice prior to the closing of the transaction.

     If the merger between the Company and a subsidiary of UAL is consummated, the combined company may be required to divest some of its routes and slots for competitive reasons. To address certain potential competitive issues, the Company and UAL have entered into a Memorandum of Understanding with Robert Johnson, the founder, chairman and chief executive officer of BET Holdings, Inc. (which was recently acquired by Viacom Inc.) and a member of the Board of Directors of the Company and US Airways. This Memorandum of Understanding, which was subsequently amended, contemplates that Mr. Johnson will form an entity to buy certain of the assets of the combined company and create a new airline operating out of Reagan National Airport, to be called "DC Air."

     On January 10, 2001, AMR Corporation and its wholly-owned subsidiary, American, announced that they had agreed with UAL, contingent upon the consummation of the merger, to acquire some of the Company's key assets in exchange for a cash payment of $1.2 billion to the combined company and an assumption of $300 million in aircraft operating leases. These key assets include 14 gates at various airports in the northeastern corridor, 36 slots at LaGuardia Airport, as well as 66 owned and 20 leased aircraft. American also agreed to lease any necessary additional gates and slots in order to operate 50 percent of the departures of the former Shuttle. American further entered into an exclusive marketing agreement with DC  Air and committed to acquire a 49 percent stake in DC Air (with a right of first refusal on the acquisition of the remaining 51 percent) in exchange for a cash payment of approximately $82 million subject to adjustment.

     On March 2, 2001, Atlantic Coast Airlines Holdings, Inc. announced that it had entered into an agreement with UAL, contingent upon the consummation of the merger, to acquire three of the Company's wholly-owned US  Airways Express carriers: Allegheny, Piedmont and PSA.

10. Operating Segments and Related Disclosures

     The Company has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiaries) and the former Shuttle. The US Airways Express segment includes the operations of the Company's wholly-owned regional airlines and activity resulting from marketing agreements with three non-owned US Airways Express air carriers. Both reportable operating segments are engaged in the business of transporting passengers, property and mail, but have different operating and economic characteristics. US Airways offers air transportation using exclusively jets. Its cost structure is higher than US Airways Express due to, among other things, higher labor and operating equipment costs. US Airways Express provides air transportation using primarily turboprop aircraft. Its route network is designed to feed traffic into US Airways' route system at several points, primarily at US Airways' hubs. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments. See also Notes 1(a) and 1(b).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties. The Company evaluates segment performance based on several factors, of which the primary financial measure is income (loss) before taxes and cumulative effect of accounting change.

     Financial information for each reportable operating segment is set forth below (in millions):

	Year ended December 31,
	2000	1999	1998
Operating Revenues:
US Airways external	$8,295	$7,764	$7,946
US Airways intersegment	75	67	62
US Airways Express external	893	798	727
US Airways Express intersegment	47	33	26
All Other	81	33	15
Intersegment elimination	(122)	(100)	(88)
	$9,269 ====	$8,595 ====	$8,688 ====
Depreciation and amortization:
US Airways	$355	$387	$304
US Airways Express	14	14	14
All Other	-	-	-
	$369 ====	$401 ====	$318 ====
Interest income:
US Airways	$95	$187	$182
US Airways Express	2	2	2
All Other	146	96	22
Intercompany elimination	(167)	(219)	(95)
	$76 ====	$66 ====	$111 ====
Interest expense:
US Airways	$274	$205	$234
US Airways Express	4	4	4
All Other	102	173	80
Intercompany elimination	(129)	(189)	(95)
	$251 ====	$193 ====	$223 ====
Income (Loss) Before Taxes and Cumulative Effect of Accounting Change:
US Airways	$(349)	$18	$775
US Airways Express	94	132	155
All Other (1)	32	195	(28)
	$(223 ==== )	$345 ====	$902 ====
Capital Expenditures:
US Airways	$1,948	$1,419	$624
US Airways Express	12	10	5
All Other	18	19	13
	$1,978 ====	$1,448 ====	$642 ====
Assets (2):
US Airways	$7,768	$6,376
US Airways Express	162	166
All Other	1,197	1,143
	$9,127 ====	$7,685 ====

(1)  See related information in Note 11.

(2)  Substantially all located in the United States.

     Information concerning operating revenues (based on revenue passenger miles and yield) in principal geographic areas is as follows (in millions):

	2000	1999	1998
United States	$8,524	$8,006	$8,143
Foreign	745	589	545
	$9,269 ====	$8,595 ====	$8,688 ====

     See Note 15 for information regarding nonrecurring and unusual items.

11. USIM's Sale of Investment

     On May 27, 1999, US Airways Investment Management Company, Inc. (USIM), a wholly-

owned subsidiary of US Airways, agreed to sell its ownership interest in Galileo International, Inc. (Galileo). Galileo owns, operates and markets the Galileo Computer Reservation System (CRS), which is the world's second largest CRS system, as measured by revenues generated by travel agent subscribers. The transaction, which closed on June 3, 1999, resulted in cash proceeds of approximately $307 million and a pretax gain of approximately $274 million. USIM's interest, 7,000,400 shares of Galileo common stock, was sold as part of a secondary offering of common stock completed by Galileo.

12. Related Party Transactions

     During 2000, 1999 and 1998, employees surrendered 78,000 shares, 18,000 shares and 91,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants (see also Note 8(c)).

13. Valuation and Qualifying Accounts
	Allowance For
	Uncollectible Accounts	Inventory Obsolescence
	(in millions)
Balance as of December 31, 1997	$ 18	$ 148
Additions charged to expense	9	12
Amounts charged to allowance	(5)	(45)
Balance as of December 31, 1998	22	115
Additions charged to expense	15	48
Amounts charged to allowance	(7)	(38)
Balance as of December 31, 1999	30	125
Additions charged to expense	7	19
Amounts charged to allowance	(9)	(4)
Balance as of December 31, 2000	$ 28 ====	$ 140 ====

14. Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
2000
Operating Revenues	$2,098	$2,433	$2,381	$2,356
Operating Income (Loss)	$(139)	$168	$5	$(88)
Income (Loss) Before Cumulative
Effect of Accounting Change	$(115)	$80	$(30)	$(101)
Net Income (Loss)	$(218)	$80	$(30)	$(101)
Earnings (Loss) per Common Share Before
Cumulative Effect of Accounting Change
Basic	$(1.72)	$1.19	$(0.45)	$(1.50)
Diluted	$(1.72)	$1.17	$(0.45)	$(1.50)

1999
Operating Revenues	$2,072	$2,286	$2,102	$2,135
Operating Income (Loss)	$89	$279	$(111)	$(121)
Net Income (Loss)	$46	$317	$(85)	$(81)
Earnings (Loss) per Common Share
Basic	$0.57	$4.34	$(1.19)	$(1.16)
Diluted	$0.56	$4.26	$(1.19)	$(1.16)

See also Note 15.

Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

15. Nonrecurring and Unusual Items

     (a) 2000

     The Company's results include an $18 million pretax impairment loss recognized in Other, net during the fourth quarter related to warrants the Company holds in Priceline. See Note 2 for additional information related to Priceline.

     (b) 1999

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

     In the fourth quarter of 1999, in connection with changes to the Company's fleet plan, the Company announced plans to retire its remaining DC-9-30 aircraft in 2000 and 2001, and certain of its B737-200 aircraft in 2000. In accordance with provisions of SFAS 121, an impairment charge is recognized when an asset's carrying value exceeds its estimated future cash flows (undiscounted and without interest) from operations and the eventual disposition of the asset. The amount of the charge is the difference between the asset's carrying value and its fair value. Management has determined that the expected future cash flows for certain of these aircraft will be less than their carrying value. Consequently, an impairment charge of $64 million was recorded to Depreciation and amortization expense in the fourth quarter of 1999 to reduce the carrying values of these assets to fair value, as determined by published sources, recent transactions involving sales of similar aircraft and market trends in aircraft dispositions.

     Pretax gains of $10 million and $7 million were recognized to Other, net during the first and fourth quarters, respectively, related to the sales of portions of US Airways' holdings in Equant, an international data network service provider. Additionally, the Company recorded a $274 million pretax gain on the sale of marketable equity securities that resulted from USIM's sale of its common stock investment in Galileo during the second quarter of 1999. See Note 11.

     (c) 1998

     The Company's results include expense credits related to the early termination of leases for two BAe-146 aircraft during the third quarter. US Airways reversed $3 million of previously accrued rent obligations related to these aircraft (recorded as a credit to Aircraft rent expense). See also Note 15(b) above.

16. Subsequent Event

     On February 1, 2001, US Airways' 9 5/8% Senior Notes matured. In connection with this, US Airways paid off these notes which had a principal amount of $175 million using cash on hand.

Item 8B.  Consolidated Financial Statements for US Airways, Inc.

Independent Auditors' Report

The Stockholder and Board of Directors
US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for the sale of mileage credits in its frequent traveler program.

                                                           KPMG LLP

McLean, Virginia
February 22, 2001 except as to Note 8, which
is as of March 6, 2001

US Airways, Inc.
Consolidated Statements of Operations
Year Ended December 31,

(in millions)

	2000	1999		1998

Operating Revenues
Passenger transportation	$7,556	$6,848	$	7,021
US Airways Express transportation revenues	880	780		711
Cargo and freight	160	145		164
Other	585	687		660
Total Operating Revenues	9,181	8,460		8,556

Operating Expenses
Personnel costs	3,398	3,142		2,888
Aviation fuel	1,205	670		575
Commissions	342	438		474
Aircraft rent	454	402		381
Other rent and landing fees	417	395		381
Aircraft maintenance	412	397		357
Other selling expenses	382	341		336
Depreciation and amortization	344	370		290
US Airways Express capacity purchases	764	634		550
Other	1,507	1,532		1,334
Total Operating Expenses	9,225	8,321		7,566
Operating Income (Loss)	(44)	139		990

Other Income (Expense)
Interest income	106	199		182
Interest expense	(252)	(195)		(224)
Interest capitalized	15	18		(10)
Gain on sale of investment	-	274		-
Other, net	(27)	24		(2)
Other Income (Expense), Net	(158)	320		(54)
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(202)	459		936
Provision (Credit) for Income Taxes	(50)	186		377
Income (Loss) Before Cumulative Effect
of Accounting Change	(152)	273		559
Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes of $63 Million	(103)	-		-
Net Income (Loss)	$(255 ==== )	$273 ====		$559 ====

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Balance Sheets
December 31,
(dollars in millions, except per share amount)

ASSETS	2000	1999
Current Assets
Cash	$31	$13
Cash equivalents	465	215
Short-term investments	773	624
Receivables, net	328	385
Receivables from related parties, net	135	229
Materials and supplies, net	228	192
Deferred income taxes	422	341
Prepaid expenses and other	189	185
Total Current Assets	2,571	2,184
Property and Equipment
Flight equipment	6,514	5,396
Ground property and equipment	1,114	970
Less accumulated depreciation and amortization	(2,983)	(2,786)
	4,645	3,580
Purchase deposits for flight equipment	44	46
Total Property and Equipment	4,689	3,626
Other Assets
Goodwill, net	550	438
Other intangibles, net	313	278
Receivable from parent company	78	281
Other assets, net	785	690
Total Other Assets	1,726	1,687
	$8,986 ====	$7,497 ====
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$284	$116
Accounts payable	506	414
Traffic balances payable and unused tickets	890	635
Accrued aircraft rent	349	227
Accrued salaries, wages and vacation	319	336
Other accrued expenses	475	638
Total Current Liabilities	2,823	2,366
Noncurrent Liabilities
Long-term debt, net of current maturities	2,688	2,100
Accrued aircraft rent	182	277
Deferred gains, net	604	499
Postretirement benefits other than pensions	1,407	1,298
Employee benefit liabilities and other	1,771	1,143
Total Noncurrent Liabilities	6,652	5,317
Commitments and Contingencies
Stockholder's Equity (Deficit)
Common stock, par value $1 per share, authorized 1,000 shares issued and outstanding 1,000 shares	-	-
Paid-in capital	2,608	2,406
Retained earnings (deficit)	(837)	(582)
Receivable from parent company	(2,262)	(2,010)
Accumulated other comprehensive income, net of income tax effect	2	-
Total Stockholder's Equity (Deficit)	(489)	(186)
	$8,986 ====	$7,497 ====

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,
(in millions)
	2000	1999	1998
Cash flows from operating activities
Net income (loss)	$(255)	$273	$559
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities
Depreciation and amortization	344	370	290
Gains on dispositions of property	(3)	(5)	(17)
Gain on sale of investment	-	(274)	-
Amortization of deferred gains and credits	(42)	(31)	(26)
Cumulative effect of accounting change, net of applicable income taxes	103	-	-
Other	(28)	(97)	19
Changes in certain assets and liabilities
Decrease (increase) in receivables	(43)	66	(31)
Decrease (increase) in materials and supplies, prepaid expenses and pension assets	(25)	(2)	(108)
Decrease (increase) in deferred income taxes	(103)	(95)	184
Increase (decrease) in traffic balances payable and unused tickets	89	(123)	55
Increase (decrease) in accounts payable and accrued expenses	505	410	243
Increase (decrease) in postretirement benefits other than
pensions, noncurrent	84	81	66
Net cash provided by (used for) operating activities	626	573	1,234
Cash flows from investing activities
Capital expenditures	(1,850)	(1,189)	(489)
Proceeds from dispositions of property	26	50	112
Proceeds from exercise of Sabre options	81	-	-
Proceeds from sale of investment	-	307	-
Decrease (increase) in short-term investments	(150)	(25)	275
Decrease (increase) in restricted cash and investments	11	(19)	(41)
Funding of parent company's common stock purchases	(20)	(821)	(1,081)
Funding of parent company's aircraft purchase deposits	(92)	(220)	(135)
Other	4	20	4
Net cash provided by (used for) investing activities	(1,990)	(1,897)	(1,355)
Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	910	758	189
Proceeds from issuance of long-term debt	1,340	308	-
Principal payments on long-term debt	(618)	(118)	(556)
Net cash provided by (used for) financing activities	1,632	948	(367)
Net increase (decrease) in Cash and Cash equivalents	268	(376)	(488)
Cash and Cash equivalents at beginning of year	228	604	1,092
Cash and Cash equivalents at end of year	$496 ====	$228 ====	$604 ====

Noncash investing and financing activities
Reduction of parent company receivable-assignment of
aircraft purchase rights by parent company	$269	$193	$22
Net unrealized gain (loss) on available-for-sale securities	$2	$(1)	$73
Reductions of purchase deposits for flight equipment	$-	$-	$61

Supplemental Information
Interest paid, net of amounts capitalized	$209	$176	$233
Income taxes paid (received)	$(89)	$58	$228

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Statements of Stockholder's Equity (Deficit)
Three Years Ended December 31, 2000
(in millions)
						Accumulated other comprehensive
						income, net of income tax effect
	Common stock		Paid-in capital	Retained earnings (deficit)	Receivable from parent company	Unrealized gain on available-for- sale securities	Adjustment for minimum pension liability		Total	Comprehensive income

Balance as of December 31, 1997		$-	$2,425	$(1,414)	$-	$104		$(13)	$1,102

Unrealized gain on available-for-sale securities		-	-	-	-	73		-	73	$73
Minimum pension liability change		-	-	-	-	-		(39)	(39)	(39)
Tax benefit from employee stock option exercises		-	6	-	-	-		-	6	-
Funding of parent company's common stock
purchases		-	-	-	(1,099)	-		-	(1,099)	-
Net income		-	-	559	-	-		-	559	559
Total comprehensive income										$593
Balance as of December 31, 1998		-	2,431	(855)	(1,099)	177		(52)	602

Unrealized loss on available-for-sale securities		-	-	-	-	(1)		-	(1)	$(1)
Reclassification for realized gain on sale of
marketable equity securities		-	-	-	-	(176)		-	(176)	(176)
Minimum pension liability change		-	-	-	-	-		52	52	52
Funding of parent company's common stock
purchases		-	-	-	(911)	-		-	(911)	-
Distributions to affiliate, net		-	(25)	-	-	-		-	(25)	-
Net income		-	-	273	-	-		-	273	273
Total comprehensive income										$148
Balance as of December 31, 1999		-	2,406	(582)	(2,010)	-		-	(186)

Unrealized gain on available-for-sale securities		-	-	-	-	2		-	2	$2
Funding of parent company's common stock
purchases		-	-	-	(20)	-		-	(20)	-
Distributions to affiliate, net		-	(22)	-	-	-		-	(22)	-
Merger of Shuttle, Inc.		-	217	-	(232)	-		-	(15)	-
Interest related to $232 million financing to
purchase Shuttle, Inc., net of income tax effect		-	7	-	-	-		-	7	-
Net loss		-	-	(255)	-	-		-	(255)	(255)
Total comprehensive loss										$(253)
Balance as of December 31, 2000	$	- ====	$2,608 ====	$(837 ==== )	$(2,262 ==== )	$2 ====	$	- ====	$(489 ==== )

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

     (a) Basis of presentation and nature of operations

     The accompanying Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiaries US Airways Investment Management Company, Inc. (USIM) and US Airways Finance Corporation. US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). All significant intercompany accounts and transactions have been eliminated. However, as discussed further in Note 11, US Airways' financial results are significantly influenced by related party transactions.

     Effective July 1, 2000, Shuttle, Inc. (Shuttle) was merged into US Airways. The operations of the former Shuttle subsequent to June 30, 2000 are included in US Airways' consolidated financial statements. The merger was accounted for as a combination of entities under common control. Shuttle was formerly a wholly-owned subsidiary of US Airways Group. See Note 1(i) for pro forma information related to the Shuttle merger.

     US Airways is a major U.S. air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways operates predominantly in the Eastern U.S. with major connecting hubs at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Baltimore/Washington International Airport, Boston's Logan International Airport, New York's LaGuardia Airport and Washington's Ronald Reagan Washington National Airport (Reagan National). US Airways enplaned approximately 60 million passengers during 2000 and is currently the sixth largest domestic air carrier, as ranked by revenue passenger miles (RPMs).

     As of December 31, 2000, USIM owned approximately 11% of the Galileo Japan Partnership (GJP), which markets the Galileo Computer Reservation System (Galileo CRS) in Japan. USIM accounts for its investment in GJP using the equity method because it is represented on the board of directors and therefore participates in policy making processes. Until June 1999, as discussed in Note 10, USIM held an interest in Galileo International, Inc. (Galileo), and accounted for this investment using the cost method.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Personnel costs represent US Airways' largest expense category. As of December 31, 2000, US Airways employed approximately 43,500 full-time equivalent employees. Approximately 40,500 (89%) of US  Airways' active employees are covered by collective bargaining agreements with various unions. During 1999, several contracts between US Airways and its larger employee groups were ratified. On May 1, 2000, US Airways' flight attendants, who are members of the Association of Flight Attendants, approved a five-year labor contract.

     US Airways operations are largely dependent on the availability of aviation fuel. The availability and price of aviation fuel is largely determined by actions generally outside of US Airways' control. US  Airways has a diversified aviation fuel supplier network and sometimes uses certain risk management techniques (See Note 2 (a)) in order to help ensure aviation fuel availability and partially protect itself from temporary aviation fuel price fluctuations.

     (c) Cash equivalents and Short-term investments

     Cash equivalents and short-term investments consist primarily of cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. Government. All highly liquid investments purchased within three months of maturity are classified as Cash equivalents. All other highly liquid investments are classified as Short-term investments.

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

     (f) Goodwill and Other intangibles, net

     Goodwill, the cost in excess of fair value of identified net assets acquired, is amortized as Depreciation and amortization on a straight-line basis over 40 years. The 1987 acquisitions of Pacific Southwest Airlines and Piedmont Aviation, Inc. resulted in $629 million goodwill. The 2000 merger of Shuttle resulted in $138 million of goodwill. As of December 31, 2000 and 1999, accumulated amortization related to these acquisitions was $217 million and $191 million, respectively.

     Other intangible assets consist mainly of purchased operating rights at various airports, capitalized software costs developed for internal use and the intangible asset associated with the underfunded amounts of certain pension plans. Operating rights and capitalized software costs are amortized on a straight-line basis as Depreciation and amortization expense over periods ranging from five to 25 years. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No 87, "Employers' Accounting for Pensions'' (SFAS 87). As of December 31, 2000 and 1999, accumulated amortization related to other intangible assets was $263 million and $210 million, respectively.

     US Airways periodically evaluates the amortization period of its goodwill and intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. This analysis is performed separately for the goodwill which resulted from each acquisition and for the other intangibles. Based on the most recent analyses, US Airways believes that goodwill and other intangible assets were not impaired as of December 31, 2000.

     (g) Other assets, net

     Other assets, net consist primarily of noncurrent pension assets, noncurrent deferred income tax assets, the unamortized balance of deferred compensation, restricted cash and investments and unamortized debt issuance. Deferred compensation resulted mainly from US Airways' establishment of an employee stock ownership plan (ESOP) in 1989 (see Note 5(d)). Restricted cash includes deposits in trust accounts to collateralize letters of credit and workers' compensation claims and unspent bond proceeds to finance various improvements at the Philadelphia International Airport.

     Other than the deferred compensation that arose from the establishment of the ESOP, US Airways accounts for deferred compensation and the related amortization by applying the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. In accordance with APB 25, deferred compensation related to grants of US Airways Group common stock to employees (Stock Grants) is recognized based on the fair market value of the stock on the date of grant. Except on limited occasions, no deferred compensation is recognized when options to purchase US Airways Group common stock are granted to employees (Option Grants) because the exercise price of the stock options is set equal to the fair market value of the underlying stock on the date of grant. Any deferred compensation is amortized as Personnel costs over the applicable vesting period.

     US Airways recognized expenses related to Stock Grants of $29 million, $14 million and $7 million in 2000, 1999 and 1998, respectively, and expenses related to Option Grants of $1 million, $12 million and $12 million in 2000, 1999 and 1998, respectively. Deferred compensation related to Stock Grants was $18 million and $21 million as of December 31, 2000 and 1999, respectively, and deferred compensation related to Option Grants was $1 million as of December 31,1999.

     The weighted average fair value per stock option for stock options which have an exercise price equal to the fair value of a share of US Airways Group common stock at date of grant was $11, $27 and $34 for 2000, 1999 and 1998, respectively. The weighted average fair value per stock option for stock options which have an exercise price greater than the fair value of a share of US Airways Group common stock was $10 and $28 for 2000 and 1999, respectively. There were no such grants during 1998. The weighted average fair value per stock option for stock options which have an exercise price lower than the fair value of a share of US Airways Group common stock at date of grant was $41 for 1998. There were no such grants during 2000 and 1999.

     During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. As mentioned above, US Airways applies the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123. However, US  Airways is obligated to disclose certain information including pro forma net income (loss) as if SFAS 123 had been adopted to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, US Airways estimates that its net loss for 2000 would have been increased from $(255) million to $(292) million, its net income for 1999 would have been reduced from $273 million to $203 million, and its net income for 1998 would have been reduced from $559 million to $528 million. In order to calculate this pro forma net income information, US Airways used the Black-Scholes stock option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: stock volatility of US Airways Group common stock of 50.6%, 50.3% and 51.4%; risk-free interest rates of 6.6%, 5.4% and 5.5%; expected stock option lives of four years, eight years and eight years; and no dividend yield in each year.

     The pro forma net income (loss) information reflects stock options granted after December 31, 1994 only. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts above because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995 is not considered.

     (h) Frequent traveler program

     US Airways accrues the estimated incremental cost of travel awards earned by participants in its "Dividend Miles" frequent traveler program (FTP) when the requisite mileage award levels are achieved. US  Airways also sells mileage credits to participating partners in Dividend Miles.

     In July 1998, US Airways and American Airlines, Inc. (American) entered into agreements whereby participants of each airline's FTP may redeem mileage credits for award travel on either airline. Participants may also "pool" mileage credits between FTPs. Each company compensates the other when relieved of an obligation to provide a travel award. On August 24, 2000, American gave US Airways notice of its intent to terminate this arrangement, effective as of August 23, 2001.

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

     In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. On January 1, 2000, US Airways changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing revenue when credits are sold, to deferring a portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds will continue to be recognized immediately as a component of Other operating revenues. US Airways believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, US Airways recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000. The amount of revenue recognized during 2000 that was included in the cumulative effect adjustment was $121 million.

     (i) Pro Forma Information - Dividend Miles and Shuttle Merger

     The unaudited pro forma amounts below are provided to show what US Airways would have reported if the new accounting policy related to Dividend Miles had been in effect in periods prior to 2000 and the Shuttle merger had occurred on January 1, 1998 for the years ended December 31, 2000, 1999 and 1998. See Notes 1(a) and 1(h) above for further information.

As reported, before Cumulative Effect of Accounting Change	2000	1999	1998
	(in millions)
Total Operating Revenues	$9,181	$8,460	$8,556
Income (Loss)	$(152)	$273	$559

Pro forma, before Cumulative Effect of Accounting Change	2000	1999	1998
	(in millions)
Total Operating Revenues	$9,248	$8,584	$8,690
Income (Loss)	$(142)	$262	$558

     (j) Deferred gains, net

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense. The gain related to the exercise of Sabre, Inc. (Sabre) options is deferred and amortized over the contract period as a reduction to other operating expense. See Note 2 for more information concerning the Sabre options.

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

     US Airways purchases all of the capacity (available seat miles) generated by US Airways

Group's wholly-owned regional air carriers and recognizes this revenue as "US Airways Express transportation revenues" when transportation service is rendered by these affiliates or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways' Traffic balances payable and unused tickets and are subsequently relieved in the same manner as described above. See Note 11(b) for additional information related to US Airways' transactions with its affiliates.

     US Airways purchases the capacity of Mesa Airlines, Inc. (Mesa), Chautauqua Airlines, Inc. (Chautauqua) and, beginning December 2000, Trans States Airlines, Inc. (Trans States) in certain markets. Mesa, Chautauqua, and Trans States operate regional jet aircraft in these markets as part of US Airways Express.

     See Note 1(h) above for information on the sale of Dividend Miles that are recognized as a component of passenger transportation revenues.

     (l) Other selling expenses

     Other selling expenses include credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses for 2000, 1999 and 1998 were $52 million, $40 million and $36 million, respectively (such costs are expensed when incurred).

2. Financial Instruments

     (a) Terms of certain financial instruments

     On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (SHC Stock Options) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of Sabre Holdings Corporation (SHC Common Stock), Sabre's parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. The related deferred gain is amortized on a straight-line basis over a contractually determined period ending December 2012. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common Stock at an exercise price of $23.78 subject to a $111.83 per share cap on the fair market value of the underlying common stock. These options are exercisable during a ten-year period beginning January 2, 2003. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback provision, if US Airways elects to terminate its information technology service agreement with Sabre it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months.

     Periodically, US Airways uses risk management strategies to reduce its exposure to certain market uncertainties such as increased fuel prices and foreign currency exposure. US Airways periodically reviews the financial condition of each counterparty to these financial contracts and believes that the potential for default by any of the current counterparties is negligible.

     In December 2000, US Airways entered into heating oil swap contracts for 1.5 million notional barrels to hedge approximately 20% of its jet fuel requirements for the first quarter of 2001. During February 2001, US Airways entered into contracts which effectively closed the open December 2000 contracts. The net effect of the heating oil contracts to US Airways' consolidated statements of operations will be a reduction of expense of approximately $1 million to be recognized over the three months ending March 31, 2001.

     An aggregate of $28 million of future principal payments of US Airways' long-term debt due in 2000 was paid in Japanese Yen. This foreign currency exposure had been hedged to maturity by US Airways' participation in foreign currency contracts.

     (b) Fair value of financial instruments

     In accordance with the provisions of SFAS 115, the fair values for US Airways' short-term investments are determined based upon quoted market prices. Restricted cash is carried at cost which approximates fair value. At December 31, 2000 and 1999, US Airways' long-term investments represent an interest in a number of e-commerce companies including priceline.com Incorporated (Priceline) (see below), an interest in Equant N.V. (Equant) and ownership interests in privately held companies which have no readily determinable market values. US Airways estimated the fair values of its note receivable and long-term debt by discounting expected future cash flows using current rates offered to US  Airways for notes receivable and debt with similar maturities. The estimated fair value of the remaining SHC Stock Options (including the clawback provision) was calculated using the Black-Scholes stock option pricing model and is presented in the table below in accordance with Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119). These financial instruments are classified as held for "purposes other than trading" under SFAS 119 due primarily to certain restrictions, including limitations on US Airways' ability to exercise or sell these stock options. The fair values of heating oil swap and foreign currency contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

     US Airways holds warrants in a number of e-commerce companies as a result of entering into service agreements with them. US Airways values the warrants on the date of grant and amortizes that value over the service period. The amount recorded on US Airways' Consolidated Balance Sheets for the e-commerce warrants was $5 million and $18 million as of December 31, 2000 and 1999, respectively.

     In November 1999, US Airways entered into an agreement with Priceline which sets forth the terms and conditions under which ticket inventory provided by US Airways may be sold utilizing Priceline's internet-based electronic commerce system. In connection with the agreement, US Airways received warrants to purchase up to 1.5 million shares of Priceline's common stock for $52.625 per share. The fair value of these warrants was $18 million as of December 31, 1999 and was determined using valuations obtained from third parties. In 2000, US Airways recorded an $18 million pre-tax impairment charge related to these warrants. See Note 14 for more information.

     US Airways is a member of the SITA Foundation (SITA), the principal asset of which is its equity interest in Equant, an international data network service company. In February and December 1999, SITA sold a portion of its interest in Equant in secondary public offerings and distributed the pro rata proceeds to certain of its members (including US Airways) that elected to participate in the offerings. US Airways sold approximately 58% of its ownership in Equant and recorded pre-tax gains of $17 million. As of December 31, 2000 and 1999, US Airways held depository certificates that may become convertible into approximately 164,000 shares of Equant. These certificates are not considered marketable under the provisions of SFAS 115. The estimated fair value of these depository certificates was $4 million and $18 million as of December 31, 2000 and 1999, respectively, and was based upon the publicly-traded market value of Equant common stock. The carrying amount (cost basis) of US Airways' investment in these depository certificates as of December 31, 2000 and 1999 was de minimis.

     The estimated fair values of US Airways' financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):

December 31,
2000			1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Short-term investments (1)	$773	$773	$624	$624
Restricted cash and long-term investments	61	64	130	154
Note receivable (2)	21	21	23	23
SHC Stock Options	-	13	-	10
Long-term debt (excludes capital lease obligations)	(2,948)	(2,920)	(2,196)	(2,068)
Contracts in a net receivable (payable) position:
Heating oil swaps	-	2	-	-
Foreign currency	-	-	-	1

(1)  Classified as "available-for-sale" in accordance with SFAS 115. See also Note 1(c).
(2)  Current carrying amount included in Other assets, net on US Airways' Consolidated Balance Sheets, except for the current portion of the note receivable ($6 million and $5 million at December 31, 2000 and 1999, respectively) which is included in Receivables, net.

     (c) Adoption of SFAS 133

     US Airways will begin applying the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. This will result in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholder's equity (deficit). US Airways will account for the heating oil swap contracts as cash flow hedges, as defined by SFAS 133. The fair value of the heating oil swaps on January 1, 2001, which was $2 million, will be recorded as an asset on the US Airways balance sheet as part of the transition adjustment related to US Airways' adoption of SFAS 133. The offset to this balance sheet adjustment will be primarily an increase to "Accumulated other comprehensive income," a component of stockholder's equity (deficit). The e-commerce warrants and the Sabre options will also be accounted for in accordance with SFAS 133 resulting in US Airways recording an asset of $12 million. The offset to this will be a $7 million credit, net of income taxes, to US Airways' cumulative effect of an accounting change. US  Airways believes that the adoption of SFAS 133 will result in more volatility in the financial statements than in the past.

3. Income Taxes

     US Airways accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." US Airways files a consolidated federal income tax return with its parent company, US Airways Group. US Airways Group and its wholly-owned subsidiaries have executed a tax sharing agreement (Tax Sharing Agreement) which allocates tax and tax items, such as net operating losses and tax credits between members of the group based on their proportion of taxable income and other items. This tax sharing and allocation impacts the deferred tax assets and liabilities reported by each corporation on a separate company basis. Accordingly, US  Airways' tax expense is based on its taxable income, taking into consideration its allocated tax loss carryforwards and tax credit carryforwards.

     The components of US Airways' provision (credit) for income taxes are as follows (in millions):

	2000	1999	1998
Current provision:
Federal	$52	$254	$179
State	1	27	14
Total current	53	281	193
Deferred provision:
Federal	(94)	(79)	157
State	(9)	(16)	27
Total deferred	(103)	(95)	184
Provision (credit) for income taxes	$(50 ==== )	$186 ====	$377 ====

     In 2000, US Airways was subject to federal regular income tax. Approximately $7 million in state net operating loss carryforwards were utilized to reduce state current tax liabilities.

     A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (credit) for income taxes is provided below (in millions):

	2000	1999	1998
Tax provision (credit) computed at federal statutory rate	$(71)	$161		$328
Book expenses not deductible for tax purposes	26	19		17
State income tax provision (credit),
net of federal tax benefit	(5)	7		27
Other	-	(1)		5
Provision (credit) for income taxes	$(50)	$186		$377
	===	===		===
Effective tax rate	25 === %	40 ===	%	40 ===	%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 and 1999 (in millions):

	2000	1999
Deferred tax assets:
Leasing transactions	$163	$161
Gain on sale and leaseback transactions	197	158
Employee benefits	950	807
Other deferred tax assets	223	159
Net deferred tax assets	1,533	1,285

Deferred tax liabilities:
Depreciation and amortization	972	920
Other deferred tax liabilities	42	29
Total deferred tax liabilities	1,014	949
Net deferred tax assets	519	336
Less: current net deferred tax assets	(422)	(341)
Noncurrent net deferred tax liabilities	$97 ====	$(5 ====	)

     The deferred tax assets and liabilities disclosed above include a current deferred tax asset of $63 million as of December 31, 2000 related to the cumulative effect of a change in accounting principle for Dividend Miles.

     Included in the employee benefit deferred tax assets at December 31, 2000 and 1999, among other items, is $534 million and $537 million, respectively, related to obligations of postretirement medical benefits. During 2000, US Airways increased deferred tax assets by $17 million to adjust for the merger of Shuttle. US Airways had state net operating loss carryforwards of $101 million as of December 31, 2000 which primarily expire from 2006 to 2012. Certain changes in stock ownership can result in limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. US Airways determined it had undergone such an ownership change in 1998 that did not impact the utilization of federal tax attributes during 1998, 1999 or 2000. The federal income tax returns of US Airways through 1986 have been examined and settled with the Internal Revenue Service.

     In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. US Airways believes it is more likely than not that the deferred tax assets will be realized.

     The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards for the last three years (in millions):

	2000	1999	1998
Pretax book income	$(202)	$459	$936
Taxable income	$223	$1,000	$920

     The reasons for significant differences between taxable income and pretax book income in 2000 and 1999 primarily relate to employee pension and postretirement benefit costs, employee related accruals, leasing transactions, gains on sale-leaseback transactions, investment gains and certain aircraft impairment charges.

4. Long-Term Debt, Including Capital Lease Obligations

     Details of long-term debt are as follows (in millions):

	December 31,
	2000	1999
Senior Debt:
9 5/8% Senior Notes repaid February 2001	$175	$175
Equipment Financing Agreements, Installments due 2001 to 2022	2,674	1,993
8.6% Airport Facility Revenue Bond due 2022	28	28
Philadelphia Authority for Industrial Development Loan due 2003 to 2030	71	-
	2,948	2,196
Capital Lease Obligations	27	20
Total	2,975	2,216
Less: Unamortized discount on debt	(3)	-
Current Maturities	(284)	(116)
	$2,688 ====	$2,100 ====

     Maturities of long-term debt and debt under capital leases for the next five years (in millions):

2001	$284
2002	107
2003	230
2004	157
2005	171
Thereafter	2,026
$2,975 ====

     The weighted average interest rate is 9.2% and 7.8% for the Equipment Financing Agreements and the Philadelphia Authority for Industrial Development Loan, respectively.

     Interest rates on $84 million principal amount of long-term debt as of December 31, 2000 are subject to adjustment to reflect prime rate and other rate changes.

     As of December 31, 2000, US Airways has in place a $190 million 364-day secured revolving credit facility and a $250 million three-year secured revolving credit facility to provide liquidity for its operations. The maturity date of the 364-day facility is November 21, 2001 and the maturity date of the three-year facility is December 10, 2002. The effective interest rate for borrowing against the facilities is a floating rate based on the London Interbank Offered Rate. On March 15, 2000, US Airways received loan proceeds of $500 million which it repaid on May 4, 2000. As of December 31, 2000, no amounts were outstanding under these facilities.

     Equipment financings totaling $2.7 billion and the secured revolving credit facilities were collateralized by aircraft, engines and slots with a net book value of approximately $2.8 billion as of December 31, 2000.

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

     The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of September 30, 2000 and 1999, in addition to the amounts recognized in US Airways' Consolidated Balance Sheets as of December 31, 2000 and 1999, respectively (in millions):

	Defined Benefit Pension Plans (1)		Other Postretirement Benefits
	2000	1999	2000	1999
Fair value of plan assets at the beginning
of the period	$3,451	$3,179	$11	$-
Shuttle, Inc. merger (2)	43	-	-	-
Actual return on plan assets	675	453	-	1
Employer contributions	20	93	25	37
Plan participants' contributions	-	-	3	2
Gross benefits paid (3)	(264)	(274)	(39)	(29)
Fair value of plan assets at the end
of the period	3,925	3,451	-	11
Benefit obligation at the beginning
of the period	4,175	4,606	1,162	1,205
Shuttle, Inc. merger (2)	38	-	22	-
Service cost	171	179	39	42
Interest cost	333	318	92	83
Plan participants' contributions	-	-	3	2
Plan amendments (4)	30	38	-	-
Actuarial (gain) loss	(267)	(692)	(38)	(141)
Gross benefits paid (3)	(264)	(274)	(39)	(29)
Benefit obligation at the end of the period	4,216	4,175	1,241	1,162
Funded status of the plan	(291)	(724)	(1,241)	(1,151)
Unrecognized actuarial (gain) loss	(524)	143	(117)	(76)
Unrecognized prior service cost	141	123	(93)	(105)
Unrecognized transition obligation	(10)	(15)	-	-
Contributions for October to December	3	4	9	4
Net liability recognized in US Airways'
Consolidated Balance Sheets	$(681 ==== )	$(469 ==== )	$(1,442 ==== )	$(1,328 ==== )

     Components of the amounts recognized in US Airways' Consolidated Balance Sheets:

	Defined Benefit Pension Plans (1)		Other Postretirement Benefits
	2000	1999	2000	1999
Prepaid benefit cost	$ 400	$ 409	$ -	$ -
Accrued benefit cost	(1,081)	(878)	(1,442)	(1,328)
Adjustment for minimum pension liability	(1)	(2)	-	-
Intangible asset	1	2	-	-
Net amount recognized in US Airways'
Consolidated Balance Sheets	$ (681) ====	$(469) ====	$(1,442) ====	$(1,328) ====

(1) For plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligations and plan assets were $184 million and zero, respectively, as of September 30, 2000, and $172 million and zero, respectively, as of September 30, 1999.
(2) Shuttle, Inc. was merged into US Airways, Inc.
(3) Gross benefits paid in 2000 and 1999 include lump sum payments for pilots made pursuant to a special termination benefits charge of $115 million recorded in 1997 in accordance with Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."
(4) In May 2000, US Airways amended the Retirement Plan for Flight Attendants in the service of US Airways, Inc. to reflect certain benefit level increases ratified under the new labor contract for employees covered under the plan. Also, in October 1999, US Airways amended the Pension Plan for Employees of US Airways, Inc., who are Represented by the International Association of Machinists and Aerospace Workers, to reflect certain benefit level increases ratified under the new labor contract for employees covered under this plan. In addition, changes were made to the supplemental benefits for certain executive retirement agreements during 1999 and 1998.

     The following table presents the weighted average assumptions used to determine the actuarial present value of Pension Benefits and Other Postretirement Benefits:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	2000	1999	2000	1999
Discount rate	8.0%	7.8%	8.0%	7.8%
Expected return on plan assets	9.5%	9.5%	5.0%	5.0%
Rate of compensation increase	3.0%	3.3%	4.5%	4.6%

     The assumed health care cost trend rate is 7% in 2001, 6% in 2002, 5% in 2003 and 4.5% thereafter. The assumed health care cost trend rate has a significant effect on amounts reported for retiree health care plans. A 1% change in the health care cost trend would have the following effects on Other Postretirement Benefits as of September 30, 2000 (in millions):

		1% Increase		1% Decrease
Effect on total service and interest costs		$ 15		$ (14)
Effect on postretirement benefit obligation		$ 125		$ (115)
Total periodic cost for Pension Benefits and Other Postretirement Benefits (in millions):
	Defined Benefit Pension Plans			Other Postretirement Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$ 171	$ 179	$ 139	$ 39	$ 42	$ 36
Interest cost	333	318	292	92	83	76
Expected return on plan assets	(295)	(303)	(274)	-	(1)	-
Amortization of:
Transition asset	(5)	(5)	(5)	-	-	-
Prior service cost	10	7	4	(12)	(12)	(12)
Actuarial (gain) / loss	12	32	16	(1)	1	(1)
Total periodic cost	$ 226 ===	$ 228 ===	$ 172 ===	$ 118 ===	$ 113 ===	$ 99 ===

     See Note 7(c) for the amount included within other comprehensive income arising from a change in the additional minimum pension liability.

     (b) Defined contribution pension plans

     US Airways sponsors several defined contribution pension plans for certain employees. US Airways' contributions to these plans are based on various percentages of the employee's compensation. Expenses related to these plans, excluding expenses related to US Airways' ESOP and any profit sharing contributions, were approximately $79 million, $61 million and $36 million for the years 2000, 1999 and 1998, respectively. Expenses for 1998 include a $17 million credit related to a favorable legal settlement regarding employer matching contributions. See Notes 5(d) and 5(e) for information related to US Airways' ESOP and profit sharing contributions.

     (c) Postemployment benefits

     US Airways provides certain postemployment benefits to its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

     (d) Employee stock ownership plan

     In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9  3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the years ended December 31, 2000, 1999 and 1998, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 5(e) regarding the profit sharing component of US Airways' ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $10 million, $19 million and $27 million in 2000, 1999 and 1998, respectively. The interest portion of these contributions were $7 million, $8 million and $10 million in 2000, 1999 and 1998, respectively. Approximately 1,090,000 shares of US Airways Group common stock have been released or committed to be released as of December 31, 2000. US Airways recognized compensation expense related to the ESOP of $4 million, $4 million and $8 million in 2000, 1999 and 1998, respectively, based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP amounted to approximately $57 million, $61 million and $65 million as of December 31, 2000, 1999 and 1998, respectively.

     See Note 1(g) with respect to the Company's accounting policies for stock-based compensation.

     (e) Profit sharing plans

     US Airways' ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives shares of US Airways Group common stock based on his or her compensation relative to the total compensation of all participants and the number of shares of US Airways Group common stock in the allocation pool. When US Airways Group's return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of shares of US Airways Group common stock in the allocation pool (see Note 5(d)). US Airways did not make any provision for profit sharing contributions in connection with the profit sharing component of the ESOP during 2000 or 1999. US Airways' ESOP-related expenses included $4 million in 1998 related to this profit sharing program. Under the DCRP, US Airways makes additional contributions to participant accounts for certain employees when US Airways Group achieves certain prescribed pre-tax margin levels. US Airways did not make any contributions relating to 2000 and 1999 for the profit sharing component of the DCRP. Contributions relating to 1998 were $29 million.

6. Commitments and Contingencies

     (a) Commitments to purchase flight equipment

     As of December 31, 2000, US Airways Group had 65 A320-family aircraft on firm order, 182 aircraft subject to reconfirmation prior to scheduled delivery and options for 63 additional aircraft. With respect to the firm-order aircraft, 23 are expected to be delivered in 2001 and the remaining are expected to be delivered in the years 2002 through 2006. US Airways Group also entered into an agreement with CFM International, Inc. for jet engines to power the A320-family aircraft. In addition, US Airways entered into a long-term renewable agreement with GE Engine Services, Inc. to maintain these engines.

     In July 1998, US Airways Group reached an agreement with an affiliate of Airbus Industrie G.I.E. (Airbus) for the purchase of up to 30 widebody A330-300 aircraft. As of December 31, 2000, US Airways Group had four aircraft on firm order and options for 20 additional aircraft. Of the four firm-order A330-300 aircraft, three are scheduled for delivery in the year 2001 and the remaining aircraft is scheduled for delivery in 2004. US Airways Group can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series, for orders other than the first ten aircraft. In October 1998, US Airways Group reached an agreement with Pratt & Whitney for jet engines to power these aircraft and to provide long-term maintenance for the engines.

     As of December 31, 2000, the minimum determinable payments associated with US Airways Group's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $1.13 billion in 2001, $336 million in 2002, $165 million in 2003, $533 million in 2004 and $351 million thereafter.

      (b) Leases

     US Airways leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. US Airways subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2011.

     The following amounts related to capital leases are included in property and equipment (in millions):

	December 31,
	2000	1999
Flight equipment	$43	$63
Ground property	10	-
Total Cost	53	63
Less accumulated amortization	(34)	(46)
Total Net Book Value of Capital Leases	$19 ==	$17 ==

     As of December 31, 2000, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows (in millions):

	Capital Leases	Operating Leases
2001	$5	$881
2002	6	786
2003	6	796
2004	6	787
2005	1	776
Thereafter	33	6,014
Total minimum lease payments	57	10,040
Less sublease rental receipts	-	(10)
Total minimum operating lease payments		$10,030 =====
Less amount representing interest	(30)
Present value of future minimum capital lease payments	27
Less current obligations under capital leases	(4)
Long-term obligations under capital leases	$23 ==

     For 2000, 1999 and 1998, rental expense under operating leases was $785 million, $730 million and $695 million, respectively. Rental expense for 1999 and 1998 excludes credits of $14 million and $3 million, respectively, related to US Airways' subleasing of British Aerospace BAe-146-200 (BAe-146) aircraft (see Note 14).

     US Airways also leases certain owned flight equipment to both third and related parties (see Note 11(b)) under noncancelable operating leases which expire in the years 2001 through 2009. The future minimum rental receipts associated with these leases are: $25 million-2001; $23 million-2002; $22 million-2003; $20 million-2004; $11 million-2005; and $21 million thereafter.

     The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in millions):

	December 31,
	2000	1999
Flight equipment	$ 337	$220
Less accumulated depreciation	(198)	(47)
	$ 139 ===	$173 ===

     (c) Legal proceedings

     US Airways is involved in legal proceedings arising out of an aircraft accident in September 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. All wrongful death cases have been resolved except for one case currently pending before the federal district court for the Southern District of New York. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

     In May 1995, US Airways Group, US Airways and the Retirement Income Plan for Pilots of US Airways, Inc. were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US  Airways' motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. The plaintiffs appealed the district court's dismissal and in February 1999, the U.S. Court of Appeals upheld the district court's decision originally granted in May 1996 in the defendants' favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiffs' petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under ERISA. In August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration. Certain of the plaintiffs have filed a claim before the US Airways Pilot Retirement Board requesting arbitration of their claim for benefits which they believe were erroneously calculated. The Retirement Board has selected an arbitrator to decide certain issues related to the plaintiffs' benefits. US Airways is unable to predict at this time the ultimate resolution of these proceedings.

     In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways' provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. On March 19, 1997, the automatic stay provided for in the Bankruptcy Code was lifted, which allowed IFPC's and US Airways' claims to be fully litigated. At the present time, the parties are engaged in discovery. US Airways is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on US Airways' financial condition or results of operations.

     US Airways Group and US Airways have been named as defendants in two remaining lawsuits filed in U.S. District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. Following the recent close of discovery, defendants filed motions for summary judgment while the plaintiffs filed a motion for class certification. Neither motion has been scheduled for a hearing and no trial date has been set. US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

     Commencing on May 24, 2000, US Airways Group, along with several of its officers and directors and, in all suits other than one, UAL Corporation, have been named as defendants in eight putative class actions filed in the Court of Chancery of the State of Delaware in and for the New Castle County (Court). The plaintiffs allege that they have been and will be damaged by the agreement reached between US Airways Group, UAL Corporation, and Robert Johnson with respect to the acquisition by an entity established by Mr. Johnson of certain assets located at Reagan National that are to be divested by the combined company in connection with the consummation of the merger. The plaintiffs allege, among other things, that the individual defendants have breached their duty of loyalty and their fiduciary duties in entering into the agreement with Mr. Johnson. On November 9, 2000, US Airways Group entered into a memorandum of understanding to settle the class actions, subject to consummation of the merger, negotiation of a definitive settlement agreement and Court approval of the settlement. There can be no assurance that the Court will approve the settlement as proposed.

     US Airways Group was also named as a nominal defendant in a derivative action filed in the Court of Chancery based upon the same allegations as the putative class actions. The derivative plaintiff brought causes of action for (i) breach of fiduciary duty; (ii) gross mismanagement; and (iii) corporate waste of assets. The plaintiff in the derivative action seeks, among other things, declaratory and equitable relief, unspecified compensatory damages and attorney's fees. The plaintiff has agreed to an indefinite extension of time for US Airways Group to respond to the complaint. Consequently, US Airways Group has not yet responded to the complaint, and, as such, its duration and outcome cannot be predicted at this time.

     On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998 by the Pennsylvania Department of Environmental Protection (DEP) against Allegheny County, Pennsylvania and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft deicing activities at Greater Pittsburgh International Airport (Airport) violate the requirements of (1) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Airport, (2) the Airport's National Pollutant Discharge Elimination System Permit, and (3) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County's motion to withdraw the appeal without prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and US Airways that DEP (i) will require additional measures to be taken to control deicing materials at the airport, and (ii) will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above.

       (d) Guarantees

     As of December 31, 2000, US Airways guaranteed payments of debt and lease obligations of Piedmont Airlines, Inc. (Piedmont), a wholly-owned subsidiary of US Airways Group, totaling $18 million.

     US Airways also guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve airport and maintenance facilities. Under related lease arrangements, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the bonds. As of December 31, 2000 the principal amount of these bonds outstanding was $110 million.

     (e) Concentration of credit risk

     US Airways invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. Government.

     As of December 31, 2000, most of US Airways' receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

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

     Under its $440 million secured revolving credit facilities, US Airways may not pay dividends and US Airways Group may not repurchase its common stock prior to December 31, 2001 unless US Airways meets certain financial tests. As of December 31, 2000, such tests were not met. Commencing on January 1, 2002, such dividends and stock repurchases are permitted provided US Airways maintains a minimum unrestricted cash balance. However, these covenants do not restrict US Airways from lending funds to US Airways Group or paying dividends to US Airways Group in connection with the repayment of intercompany debt owed by US Airways Group to US Airways.

     US Airways, organized under the laws of the State of Delaware, may also be subject to certain legal restrictions on its ability to pay dividends on, repurchase or redeem its own shares of capital stock.

      (b) Receivable from parent company

     See Note 11(a).

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

     Unrealized gains on available-for-sale securities are accounted for in accordance with SFAS 115. US Airways records an adjustment to Stockholder's Equity (Deficit) to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered "available-for-sale" under SFAS 115) and their respective carrying values at each balance sheet date. In accordance with SFAS 87, US  Airways recorded an adjustment for minimum pension liability as of December 31, 1998. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan's assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholder's Equity (Deficit).

     As presented in the accompanying Consolidated Statements of Stockholder's Equity (Deficit), US Airways recognized a comprehensive loss of $253 million for the year ended December 31, 2000, including a net loss of $255 million and other comprehensive income of $2 million. For the year ended December 31, 1999, US Airways recognized comprehensive income of $148 million, including net income of $273 million and other comprehensive loss of $125 million. For the year ended December 31, 1998, US Airways recognized comprehensive income of $593 million, including net income of $559 million and other comprehensive income of $34 million.

     The components of other comprehensive income and the related income tax effects are as follows (in millions):

	2000			1999			1998
	Before tax effect	Tax effect (expense)	Net of tax effect	Before tax Effect	Tax Effect (expense)	Net of tax effect	Before tax effect	Tax Effect (expense)	Net of tax effect
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) during the period	$3	$(1)	$2	$(1)	$-	$(1)	$112	$(39)	$73
Reclassification adjustment for gains included in net income during the period	-	-	-	(272)	96	(176)	-	-	-
Unrealized gain (loss), net of reclassification adjustment	3	(1)	2	(273)	96	(177)	112	(39)	73
Change in adjustment for minimum pension liability	-	-	-	85	(33)	52	(69)	30	(39
Other comprehensive income (loss)	$3 ==	$(1 == )	$2 ==	$(188 === )	$63 ==	$(125 === )	$43 ==	$(9 == )	$34 ==

     (d) Distributions to affiliate, net

     In May 1999, US Airways Group created USLM Corporation (USLM) to more efficiently manage its postretirement medical and life insurance benefits for employees who had retired or were eligible for retirement as of January 1, 1998 from US Airways and certain other subsidiaries.

     Under this arrangement, USLM pays a portion of the postretirement benefit liabilities on behalf of US Airways. However, US Airways continues to record all postretirement benefit liabilities and related expenses in its consolidated financial statements. In connection with this arrangement, US Airways has note payables of $558 million and $16 million, each bearing interest at 8.25%, to fund USLM operations. During 2000 and 1999, US Airways paid interest of $48 million and $29 million, respectively, to USLM of which $26 million and $4 million, respectively, was used to reduce US Airways' liabilities for this population of retirees.

     US Airways accounts for the effects of these transactions including the net distributions of $22 million and $25 million in 2000 and 1999, respectively, in the Stockholder's equity (deficit) section of its Consolidated Balance Sheets.

8. Merger Agreement

     On May 23, 2000, US Airways Group entered into an Agreement and Plan of Merger with UAL Corporation (UAL), United Air Lines, Inc.'s parent corporation, and Yellow Jacket Acquisition Corp., a wholly-owned subsidiary of UAL which was formed for the purpose of this merger, pursuant to which the merger subsidiary will be merged into US Airways Group. As a result, US Airways Group would be the surviving corporation and would become a wholly-owned subsidiary of UAL. In the merger, all of the shares of US Airways Group common stock held by stockholders of US Airways Group (other than US Airways Group, UAL Corporation and Yellow Jacket Acquisition Corp. and other than dissenting stockholders who perfect their appraisal rights) will be converted into the right to receive the cash merger consideration of $60.00 per share.

     Consummation of the merger is subject to various conditions set forth in the Agreement and Plan of Merger, including, but not limited to, the receipt of regulatory approvals and adoption by the stockholders of US  Airways Group. On October 12, 2000, the stockholders of US Airways Group adopted the merger agreement with UAL. Regulatory review is being conducted by the U.S. Department of Justice, the U.S. Department of Transportation and various U.S. state attorneys general. On December 22, 2000, US Airways Group and UAL announced that they had agreed with the Department of Justice to extend the period for review pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 to April 2, 2001. In connection with the extension of the regulatory review period, US Airways Group and UAL also agreed to extend their merger agreement in accordance with its terms. On January 12, 2001, the European Commission announced its approval of the merger. On March 6, 2001, US Airways Group and UAL announced that they had agreed to extend the period for consummating the merger agreement beyond April 2, 2001 to allow further time for the Department of Justice to review the materials. The parties will be submitting additional materials in response to a March 2, 2001 request from the Department of Justice for information regarding the transaction between UAL and AMR Corporation. US Airways Group and UAL have informed the Department of Justice that they will provide it 21 days notice prior to the closing of the transaction.

     If the merger between US Airways Group and a subsidiary of UAL is consummated, the combined company may be required to divest some of its routes and slots for competitive reasons. To address certain potential competitive issues, US Airways Group and UAL have entered into a Memorandum of Understanding with Robert Johnson, the founder, chairman and chief executive officer of BET Holdings, Inc. (which was recently acquired by Viacom Inc.) and a member of the Board of Directors of US Airways Group and US Airways. This Memorandum of Understanding, which was subsequently amended, contemplates that Mr. Johnson will form an entity to buy certain of the assets of the combined company and create a new airline operating out of Reagan National Airport, to be called "DC Air."

     On January 10, 2001, AMR Corporation and its wholly-owned subsidiary, American, announced that they had agreed with UAL, contingent upon the consummation of the merger, to acquire some of US Airways Group's key assets in exchange for a cash payment of $1.2 billion to the combined company and an assumption of $300 million in aircraft operating leases. These key assets include 14 gates at various airports in the northeastern corridor, 36 slots at LaGuardia Airport, as well as 66 owned and 20 leased aircraft. American also agreed to lease any necessary additional gates and slots in order to operate 50 percent of the departures of the former Shuttle. American further entered into an exclusive marketing agreement with DC Air and committed to acquire a 49 percent stake in DC Air (with a right of first refusal on the acquisition of the remaining 51 percent) in exchange for a cash payment of approximately $82 million subject to adjustment.

     On March 2, 2001, Atlantic Coast Airlines Holdings, Inc. announced that it had entered into an agreement with UAL, contingent upon the consummation of the merger, to acquire three of US Airways Group's wholly-owned US Airways Express carriers: Allegheny Airlines, Inc. (Allegheny), Piedmont and PSA Airlines, Inc. (PSA).

9. Operating Segments and Related Disclosures

     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiaries). The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's wholly-owned regional airlines and from marketing agreements with three non-owned US Airways Express air carriers. Both reportable operating segments are engaged in the business of transporting passengers, property and mail, but have different operating and economic characteristics. US Airways offers air transportation using exclusively jets. Its cost structure is higher than US Airways Express due to, among other things, higher labor and operating equipment costs. US Airways Express provides air transportation using primarily turboprop aircraft. Its route network is designed to feed traffic into US  Airways' route system at several points, primarily at US Airways' hubs. All Other (as presented in the table below) reflects the activity of US Airways' wholly-owned subsidiaries. See also Notes 1 (a) and 1 (b).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). US Airways evaluates segment performance based on several factors, of which the primary financial measure is income before taxes and cumulative effect of accounting change.

     Financial information for each reportable operating segment is set forth below (in millions):

	Year ended December 31,
	2000	1999	1998
Operating Revenues:
US Airways (1)	$8,301	$7,680	$7,845
US Airways Express	880	780	711
	$9,181 ====	$8,460 ====	$8,556 ====
Depreciation and amortization expense:
US Airways (1)	$344	$370	$290
US Airways Express	-	-	-
	$344 ====	$370 ====	$290 ====
Interest income:
US Airways (1)	$94	$186	$182
US Airways Express	-	-	-
All Other	85	55	11
Intercompany eliminations	(73)	(42)	(11)
	$106 ====	$199 ====	$182 ====
Interest expense:
US Airways (1)	$274	$205	$235
US Airways Express	-	-	-
All Other	51	32	-
Intercompany eliminations	(73)	(42)	(11)
	$252 ====	$195 ====	$224 ====
Income (Loss) Before Taxes and Cumulative Effect of Accounting Change:
US Airways (1)	$(354)	$15	$764
US Airways Express	116	146	161
All Other (2)	36	298	11
	$(202 ==== )	$459 ====	$936 ====
Capital Expenditures:
US Airways (1)	$1,942	$1,409	$624
US Airways Express	-	-	-
All Other	-	-	-
	$1,942 ====	$1,409 ====	$624 ====

(table continued on following page)

Assets (3):
US Airways (1)	$8,033	$6,427
US Airways Express	-	-
All Other	953	1,070
	$8,986 ====	$7,497 ====

(1)  Amounts include activity of former Shuttle as of July 1, 2000.
(2)  See related information in Note 10.
(3)  Substantially all located in the United States.

     Information concerning operating revenues (based on revenue passenger miles and yield) in principal geographic areas is as follows (in millions):

	2000	1999	1998
United States (1)	$8,436	$7,871	$8,011
Foreign	745	589	545
	$9,181 ====	$8,460 ====	$8,556 ====

     See Note 14 for information regarding nonrecurring and unusual items.

10. USIM's Sale of Investment

     On May 27, 1999, USIM agreed to sell its ownership interest in Galileo. Galileo owns, operates and markets the Galileo Computer Reservation System (CRS), which is the world's second largest CRS system, as measured by revenues generated by travel agent subscribers. The transaction, which closed on June 3, 1999, resulted in cash proceeds of approximately $307 million and a pretax gain of approximately $274 million. USIM's interest, 7,000,400 shares of Galileo common stock, was sold as part of a secondary common stock offering completed by Galileo. See also Note 1(a).

11. Related Party Transactions

     (a) Parent company

     US Airways provides loans to US Airways Group which arise in the normal course of business and bear interest at market rates, which are reset quarterly. US Airways' net receivable from US Airways Group for these loans was $82 million and $96 million as of December 31, 2000 and 1999, respectively.

     US Airways is currently financing US Airways Group's purchase deposits for Airbus aircraft at a blended interest rate, which is reset quarterly, based upon US Airways' outstanding debt and capital lease obligations. The related short-term receivable from US Airways Group was $88 million and $209 million as of December 31, 2000 and 1999, respectively. Receivable from parent company, which is a component of Other Assets, included $78 million and $49 million related to financing for long-term purchase deposits for Airbus aircraft as of December 31, 2000 and 1999, respectively.

     US Airways provided the financing to US Airways Group for the purchase of Shuttle at an interest rate of 7.5% until May 1999 and then at a variable market rate thereafter, which is reset quarterly. As mentioned in Note 1(a), Shuttle was merged into US Airways effective July 1, 2000 resulting in a reduction of Stockholder's Equity (Deficit) related to the financing of $232 million as of December 31, 2000. As of December 31, 1999, Receivable from parent company, which is a component of Other Assets, included $232 million related to Shuttle's financing.

     US Airways has periodically advanced funds to US Airways Group to finance purchases of

US Airways Group's common stock which were recorded as a reduction of Stockholder's Equity (Deficit). Interest, at market rates, was accrued on these advances through September 30, 1999 at which time such advances became non-interest bearing. Interest income related to this receivable was $91 million and $18 million for 1999 and 1998, respectively.

     US Airways recorded net interest income of $32 million, $133 million and $72 million in 2000, 1999 and 1998, respectively, related to the above transactions.

     (b) Airline subsidiaries of US Airways Group

     US Airways purchases all of the capacity (available seat miles or ASMs) generated by US Airways Group's four wholly-owned regional airline subsidiaries (Allegheny, Piedmont, PSA, and Potomac Air, Inc.) at a rate per ASM that is determined by US Airways periodically and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to produce the capacity. US Airways recognized US Airways Express capacity purchase expense of $498 million, $454 million and $414 million in 2000, 1999 and 1998, respectively, related to this program.

     US Airways provides various services to these regional airlines including passenger handling, maintenance and catering. US Airways recognized other operating revenues of $71 million, $64 million and $60 million related to these services for the years 2000, 1999, and 1998, respectively. These regional airlines also perform passenger and ground handling for US Airways at certain airports for which US Airways recognized other operating expenses of $44 million, $32 million and $26 million for the years 2000, 1999 and 1998, respectively. US Airways also leases or subleases certain turboprop aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements of $8 million, $7 million and $6 million for the years 2000, 1999 and 1998, respectively.

     US Airways' receivables from and payables to these regional airlines were $14 million and $47 million, respectively, as of December 31, 2000 and $13 million and $44 million, respectively, as of December 31, 1999.

     Prior to the merger of Shuttle into US Airways on July 1, 2000, US Airways and Shuttle provided each other with loans, which arose in the normal course of business and bore interest at market rates, which were reset quarterly. US Airways' net payable to Shuttle for intercompany loan balances was $14 million as of December 31, 1999.

     US Airways provided various services to Shuttle including management services, maintenance services, the sale of fuel, the subleasing of certain facilities, the sale of frequent traveler mileage credits and reservations support. US Airways recognized other operating revenues related to these services of $33 million and $27 million for the years 2000 and 1999, respectively. Effective October 1999, US Airways leased or subleased certain jet aircraft to Shuttle and recognized Other operating revenues related to these arrangements of $2 million for 1999.

     US Airways had a $16 million promissory note due to Shuttle which bore interest at market rates and was included as a component of Employee benefit liabilities and other on US Airways' Consolidated Balance Sheets as of December 31, 1999.

     (c) Other US Airways Group subsidiaries

     US Airways purchases a portion of its aviation fuel from US Airways Group's wholly-owned subsidiary Material Services Company, Inc. (MSC), which acts as a fuel wholesaler to

US Airways in certain circumstances. US Airways' aviation fuel purchases from MSC were $108 million, $145 million and $125 million for the years 2000, 1999 and 1998, respectively. US Airways' accounts payable to MSC was $4 million and $21 million as of December 31, 2000 and 1999, respectively.

     Effective July 1, 2000, the activities of a certain division of MSC were transferred into US Airways and MSC began receiving a portion of its fuel inventory from US Airways. As a result, US Airways' accounts receivable from MSC was $9 million as of December 31, 2000.

     US Airways has a promissory note due to USLM of $10 million which bears interest at market rates and is included as a component of Employee benefit liabilities and other on US Airways' Consolidated Balance Sheets as of December 31, 2000 and 1999.

12. Valuation and Qualifying Accounts

Allowance For
Uncollectible Accounts	Inventory Obsolescence
(in millions)

Balance as of December 31, 1997	$ 17	$ 143
Additions charged to expense	9	10
Amounts charged to allowance	(5)	(44)
Balance as of December 31, 1998	21	109
Additions charged to expense	15	46
Amounts charged to allowance	(6)	(37)
Balance as of December 31, 1999	30	118
Additions charged to expense	7	17
Amounts charged to allowance	(9)	(3)
Balance as of December 31, 2000	$ 28 ====	$ 132 ====

13. Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
2000
Operating Revenues	$2,059	$2,399	$2,376	$2,347
Operating Income (Loss)	$(135)	$161	$11	$(81)
Income (Loss) Before Cumulative
Effect of Accounting Change	$(108)	$78	$(23)	$(98)
Net Income (Loss)	$(211)	$78	$(23)	$(98)

1999
Operating Revenues	$2,040	$2,248	$2,069	$2,103
Operating Income (Loss)	$93	$267	$(107)	$(115)
Net Income (Loss)	$67	$339	$(55)	$(77)

See also Note 14.

Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

14. Nonrecurring and Unusual Items

     (a) 2000

     US Airways' results include an $18 million pretax impairment loss recognized in Other, net during the fourth quarter related to warrants US Airways holds in Priceline. See Note 2 for additional information related to Priceline.

     (b) 1999

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

     Pretax gains of $10 million and $7 million were recognized to Other, net during the first and fourth quarters, respectively, related to the sales of portions of US Airways' holdings in Equant, an international data network service provider. Additionally, US Airways recorded a $274 million pretax gain on the sale of marketable equity securities that resulted from USIM's sale of its common stock investment in Galileo during the second quarter of 1999. See Note 10.

     (c) 1998

     US Airways' results include expense credits related to the early termination of leases for two BAe-146 aircraft during the third quarter. US Airways reversed $3 million of previously accrued rent obligations related to these aircraft (recorded as a credit to Aircraft rent expense). See also Note 14(b) above.

15. Subsequent Event

     On February 1, 2001, US Airways' 9 5/8% Senior Notes matured. In connection with this, US Airways paid off these notes which had a principal amount of $175 million using cash on hand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Part III

Item 10. Directors and Executive Officers of US Airways Group

     Pursuant to the by-laws of the Company, the Board of Directors consists of 12 members. All of the directors were elected in May, 2000 by the stockholders of the Company. Each director of the Company is also a director of the Company's principal operating subsidiary, US Airways, Inc. (US Airways). Directors are elected to hold office for one year or until the election and qualification of their successors. Except as noted otherwise, the following biographies describe the business experience of each director for at least the past five years.

		Served as director since
Mathias J. DeVito, 70	Mr. DeVito is Chairman Emeritus of the Board and Chairman of the Executive Committee of The Rouse Company (real estate development and management). He also serves as a Director of Allfirst Financial, Inc., Mars Supermarkets, Inc. and subsidiaries of The Rouse Company. He is a member of the Board of the Maryland Institute, College of Art, and former Chairman of the Greater Baltimore Committee. Mr. DeVito is Chairman of the Human Resources Committee and a member of the Executive and Safety Committees of the Board of Directors.	1981

Rakesh Gangwal, 47

Mr. Gangwal became President and Chief Executive Officer of the Company on November 18, 1998 and President and Chief Executive Officer of US Airways on May 20, 1998. Mr. Gangwal had been President and Chief Operating Officer of the Company and US Airways since February 19, 1996. Prior thereto, Mr. Gangwal had served as Executive Vice President-Planning and Development of Air France since November 1994. Mr. Gangwal previously served in a variety of management roles at United Air Lines, Inc. over an eleven-year period, culminating in the role of Senior Vice President-Planning. Mr. Gangwal is a Director of Boise Cascade Corporation.

		1996

Peter M. George, 57	Mr. George was, until he retired in August, 2000, Vice Chairman and Chief Executive Officer of Hilton Group PLC and Chairman of Hilton International (hotel and gaming industries) and held such positions since 1994. Mr. George also serves as a Director of the Hilton Hotels Corporation, Magna Entertainment Corporation and Bookgolf.com. Mr. George is a member of the Nominating and Human Resources Committees of the Board of Directors.	1998

Robert L. Johnson, 54	Mr. Johnson is the Chairman and Chief Executive Officer of BET Holdings, Inc. (media-entertainment holding company). Mr. Johnson also serves as a Director of the Hilton Hotels Corporation, The United Negro College Fund, the National Cable Television Association-Academy of Cable Programming, the American Film Institute, General Mills Corporation, Gerald Stevens Corporation, and the Advertising Council. He is a member of the Audit and Nominating Committees of the Board of Directors.	1998

(table continued on following page)

Robert LeBuhn, 68

Mr. LeBuhn is a private investor and is a Director of Cambrex Corporation and Enzon, Inc. He is Trustee and Chairman of the Geraldine R. Dodge Foundation, Morristown, New Jersey; a trustee and Treasurer of All Kinds of Minds, Chapel Hill, North Carolina; a trustee of Executive Service Corps, Aspen, Colorado; director of The International Research Foundation for Children's Eyecare, Inc., New York and a member of the National Council of the Aspen Music Festival and School in Aspen, Colorado. He is Chairman of the Safety Committee and a member of the Audit and Executive Committees of the Board of Directors.

1966

John G. Medlin, Jr., 67

Mr. Medlin is Chairman Emeritus and, until April, 1998, was Chairman of the Board of Wachovia Corporation (bank holding company), a position he had held since 1988. Mr. Medlin also served as Chief Executive Officer of Wachovia Corporation from 1977 until December 31, 1993. Mr. Medlin is a trustee of The Duke Endowment, the Kenan Institute for Ethics, the National Humanities Center, Wake Forest University, the Research Triangle Foundation, the Winston-Salem Foundation and a member of the North Carolina Judicial Council. He also is a Director of BellSouth Corporation, Burlington Industries, Inc., Media General, Inc., and R.J. Reynolds Tobacco Holdings, Inc. He is Chairman of the Nominating Committee and a member of the Executive and Human Resources Committees of the Board of Directors.

1987

Hanne M. Merriman, 59

Mrs. Merriman is the Principal in Hanne Merriman Associates (retail business consultants). Mrs. Merriman is a Director of Ameren Corporation, Central Illinois Public Service Company, State Farm Mutual Automobile Insurance Company, The Rouse Company, Ann Taylor Stores Corporation, T. Rowe Price Mutual Funds, and Finlay Enterprises, Inc. She is a member of the National Women's Forum and a Director of Children's Hospital Foundation. She was a member of the Board of Directors of the Federal Reserve Bank of Richmond, Virginia from 1984-1990 and served as Chairman in 1989-1990. Mrs. Merriman is Chairman of the Audit Committee and is a member of the Human Resources and Safety Committees of the Board of Directors.

1985

Thomas H. O'Brien, 64

Mr. O'Brien is Chairman of The PNC Financial Services Group, Inc. (diversified financial services). He also serves as Chairman of PNC Bank, National Association and has held those combined titles since May 2000. He served as Chairman and Chief Executive Officer from June 1988 until May 2000. Mr. O'Brien serves as a Director of Verizon Communications, Inc., BlackRock, Inc. and Hilb, Rogal & Hamilton Company. He also is a board member of the Extra Mile Education Foundation, the Carnegie Museums of Pittsburgh, Pittsburgh Opera, University of Pittsburgh, and the Board of Visitors, University of Pittsburgh's Graduate School of Business. Mr. O'Brien is a member of the Audit and Safety Committees of the Board of Directors.

1999

(table continued on following page)

Hilda Ochoa-Brillembourg, 56

Ms. Ochoa-Brillembourg is President and Chief Executive Officer of Strategic Investment Management and Managing Director of Emerging Markets Management (investment management), and has held such position since 1987. Prior to that, she was the Chief Investment Officer of the Pension Investment Division at the World Bank. Ms. Ochoa-Brillembourg serves as a Director of World Bank/ International Monetary Fund Credit Union and also the Harvard Management Company. Ms. Ochoa-Brillembourg is also a trustee of the Washington Opera and the Rockefeller Center for Latin American Studies at Harvard University. She is a Member of the Audit and Nominating Committees of the Board of Directors.

1999

Richard B. Priory, 54	Mr. Priory is Chairman of the Board, President and Chief Executive Officer of the Duke Energy Corporation (global energy services). Prior to that, he was President and Chief Operating Officer of Duke Power Company from 1994 until its merger with Pan Energy Corporation in 1997. Mr. Priory joined Duke Power Company in 1976. He is a member of the Board of Directors of the Dana Corporation and the Foundation of the University of North Carolina at Charlotte. Mr. Priory is a member of the Nominating and Safety Committees of the Board of Directors.	1999

Raymond W. Smith, 63

Mr. Smith is the founding partner of Arlington Capital Partners. He is also Chairman of Rothschild North America, Inc. (international investment banking) and Chairman of Bell Atlantic Ventures. Prior to that he was Chairman of the Board and Chief Executive Officer of Bell Atlantic Corporation from 1989 until December 1998. Previously, Mr. Smith had served as Vice Chairman and President of Bell Atlantic and Chairman of The Bell Telephone Company of Pennsylvania. He is a trustee of Carnegie Mellon University and the Lincoln Center Theater and serves on the boards of Carnegie Corporation and Stonebridge Technologies, Inc. He is a member of the Executive and Human Resources Committees of the Board of Directors.

1990

Stephen M. Wolf, 59

Mr. Wolf is Chairman of the Board of Directors of the Company and US Airways and was first elected to those positions in January 1996. Mr. Wolf also served as Chief Executive Officer of the Company from January 1996 until November 1998, and as the Chief Executive Officer of US Airways from January 1996 until May 1998. Immediately prior to joining US Airways, Mr. Wolf was a senior advisor to the investment bank Lazard Freres & Co. Mr. Wolf was Chairman and Chief Executive Officer of UAL Corporation and United Air Lines, Inc. from December 1987 until July 1994. Mr. Wolf is a Director of Philip Morris Companies Inc., R.R. Donnelley & Sons Co., The Brookings Institution, Georgetown University, the Alzheimer's Disease and Related Disorders Association and the World Wildlife Fund. Mr. Wolf is also Chairman of the Executive Committee.

1996

Executive Officers

     Information concerning the executive officers of the Company is set forth in Part I, Item 1 of this report under the caption "Executive Officers" in reliance on General Instruction G to Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

     According to the Securities and Exchange Commission's (SEC) rules for reporting of securities transactions by executive officers, directors, and holders of more than 10% of the Company's Common Stock, such individuals or entities are required to file forms with the SEC, indicating ownership and changes of ownership of the Company's Common Stock.

     Based upon the Company's review of forms it received, or written representations from reporting persons stating that they are not required to file these forms, the Company believes that during the fiscal year, all filing requirements were duly and timely satisfied.

Item 11. Executive Compensation

Compensation of Directors

     The annual retainer and meeting fee payable to non-employee directors in 2000 were $22,000 and $1,000, respectively. Mr. DeVito, Chairman of the Human Resources Committee, Mrs. Merriman, Chairman of the Audit Committee, Mr. Medlin, Chairman of the Nominating Committee, and Mr. LeBuhn, Chairman of the Safety Committee, each receives an additional fee of $2,000 per year for serving in those respective capacities. Pursuant to the terms of the US Airways Group, Inc. Nonemployee Directors Stock Purchase Plan, the directors may elect to receive all or a portion of their retainer and meeting fees in the form of Company stock. Messrs. Wolf and Gangwal receive salaries in their capacities as officers of US Airways and receive no additional compensation as directors of the Company and US Airways.

     Effective in May 1996, the compensation for non-employee directors was changed from cash compensation plus retirement income to cash and stock compensation. Each year active directors receive a grant of 1,500 stock options and 500 units of phantom stock of the Company (Deferred Stock Units), both of which vest on the earlier of the completion of their term of office or one year after grant. Using stock based compensation for directors is intended to more closely align directors' financial interests with that of shareholders of the Company. Additionally, effective December 31, 1995 the Retirement Plan for Outside Directors of USAir Group, Inc. was terminated and the value of the accrued benefits for past service was converted into Deferred Stock Units based on the average price of the stock in the month of December 1995.

     Each director, director's spouse and the director's dependent children are provided free transportation on US Airways and reimbursement for federal and state income taxes incurred thereon. Additionally, these benefits are provided for retired directors. During 2000, non-employee directors received the following benefits under this program: Mathias J. DeVito, $0; Peter M. George, $17,547; Robert L. Johnson, $577; Robert LeBuhn, $50,495; John G. Medlin, Jr., $2,999; Hanne M. Merriman, $16,558; Thomas H. O'Brien, $242; Hilda Ochoa-Brillembourg, $30,646; Richard B. Priory, $454; and Raymond W. Smith, $101.

Compensation of Executive Officers

     The Summary Compensation Table below sets forth the compensation paid during the years indicated to the individual who served as the Chief Executive Officer during the last fiscal year and the four remaining most highly compensated executive officers of the Company as of the last day of the last fiscal year.

(this space intentionally left blank)

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(A)	Other Annual Compensation	Restricted Stock Awards(G)	Options(#)	LTIP Payouts(M)	All Other Compensation(O)
Stephen M. Wolf	2000	$ 600,000	$ 0	$ 7,691,036(B)	$ 3,112,500(H)	0	$ 0	$ 164,803
Chairman	1999	$ 600,000	$ 600,000	$ 4,325,146(B)	$ 0	0	$ 0(N)	$ 208,593
	1998	$ 580,000	$ 580,000	$ 4,236,052(B)	$ 10,883,964(H)	525,000	-	$ 198,900

Rakesh Gangwal	2000	$ 675,000	$ 0	$ 7,478,724(C)	$ 3,815,625(I)	0	$ 0	$ 160,666
President and Chief	1999	$ 675,000	$ 675,000	$ 1,912,405(C)	$ 0	0	$ 0(N)	$ 183,261
Executive Officer	1998	$ 566,538	$ 566,538	$ 2,900,620(C)	$ 10,946,813(I)	625,000	-	$ 162,660

Lawrence M. Nagin	2000	$ 410,000	$ 0	$ 890,529(D)	$ 705,938(J)	0	$ 0	$ 134,872
Executive Vice President-	1999	$ 390,577	$ 425,000	$ 488,638(D)	$ 548,750(J)	0	$ 186,827	$ 191,666
Corporate Affairs and	1998	$ 373,846	$ 432,000	$ 558,081(D)	$ 499,226(J)	30,000	-	$ 132,046
General Counsel

B. Ben Baldanza	2000	$ 375,000	$ 333,000	$ 17,997(E)	$ 0	0	$ 0	$ 730,963
Senior Vice President-	1999	$ 109,615	$ 372,000	$ 24,491(E)	$ 1,080,000(K)	90,000	$ 62,000	$ 73, 540
Marketing

Thomas A. Mutryn	2000	$ 375,000	$ 0	$ 51,172(F)	$ 894,375(L)	0	$ 0	$ 97,252
Senior Vice President-	1999	$ 337,308	$ 375,000	$ 61,254(F)	$ 411,563(L)	0	$ 111,600	$ 96,155
Finance and Chief Financial Officer	1998	$ 34,615	$ 117,000	$ 26,998(F)	$ 823,594(L)	100,000	-	$ 34,933

  Incentive awards reflected for the years 1999 and 1998 were earned in 1999 and 1998 but paid in 2000 and 1999, respectively. Mr. Baldanza's incentive award for the year 2000 was earned and paid in 2000. Mr. Baldanza's bonus for 1999 includes a signing bonus of $100,000.

  Amount disclosed for 2000 includes $7,620,370 for income tax liabilities incurred to permit the retention of shares of Common stock which are subject to certain restrictions (Restricted Stock) vesting pursuant to Mr. Wolf's Restricted Stock agreements with US Airways, $18,000 paid for automobile expenses, $7,029 paid for tax and financial planning services and $45,637 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 1999 includes $4,306,356 for income tax liabilities incurred to permit the retention of Restricted Stock vesting pursuant to Mr. Wolf's Restricted Stock agreements with US Airways, $18,000 paid for automobile expenses and $790 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 1998 includes $4,059,141 for income tax liabilities incurred to permit the retention of Restricted Stock vesting pursuant to Mr. Wolf's Restricted Stock agreements with US Airways, $75,000 in living expenses reimbursed for 1998 and $60,191 paid for tax liability on such amount and $2,219 in income and tax liability payments related to personal travel provided by US Airways.
  Amount disclosed for 2000 includes $7,201,902 for income tax liabilities incurred to permit the retention of Restricted Stock vesting pursuant to Mr. Gangwal's Restricted Stock agreements with US Airways, $197,308 in accrued compensation-related benefits and $41,514 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 1999 includes $1,892,007 for income tax liabilities incurred to permit the retention of Restricted Stock vesting pursuant to Mr. Gangwal's Restricted Stock agreement with US Airways, $18,000 paid for automobile expenses and $2,398 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 1998 includes $2,840,177 for income tax liabilities incurred to permit the retention of Restricted Stock vesting pursuant to Mr. Gangwal's Restricted Stock agreement with US Airways, $18,000 paid for automobile expenses, $1,509 in income and tax liability payments related to personal travel provided by US Airways and $40,934 paid for tax liability related to moving expenses.
  Amount disclosed for 2000 includes $720,019 for income tax liabilities incurred to permit the retention of Restricted Stock vesting pursuant to Mr. Nagin's Restricted Stock agreements with US Airways, $126,942 in accrued compensation-related benefits and $14,668 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 1999 includes $451,045 for income tax liabilities incurred to permit the retention of Restricted Stock vesting pursuant to Mr. Nagin's Restricted Stock agreement with US Airways, $9,000 paid for automobile expense, $10,059 in income and tax liability payments related to personal travel provided by US Airways and $16,134 paid for tax liability related to moving expense. Amount disclosed for 1998 includes $546,799 for income tax liabilities incurred to permit the retention of Restricted Stock vesting pursuant to Mr. Nagin's Restricted Stock agreement with US Airways, $9,000 paid for automobile expenses and $1,982 in income and tax liability payments related to personal travel provided by US Airways.
  Amount disclosed for 2000 includes $14,423 in accrued compensation-related benefits, $2,242 in income and tax liability payments related to personal travel provided by US Airways and $1,332 for tax liability related to moving expenses. Amount disclosed for 1999 reflects $24,491 paid for tax liability related to moving expenses.
  Amount disclosed for 2000 includes $28,846 in accrued compensation-related benefits and $22,326 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 1999 includes $20,186 in income and tax liability payments related to personal travel provided by US Airways and $41,068 paid for tax liability related to moving expense. Amount disclosed for 1998 includes $7,198 in income and tax liability payments related to personal travel provided by US Airways and $19,800 paid for tax liability related to moving expense.

  (notes continued on following page)

  The aggregate number of shares of Restricted Stock held by each of Messrs. Wolf, Gangwal, Nagin, Baldanza and Mutryn on December 31, 2000, and the respective value based on the fair market value of the stock on such date ($40.5625) were, respectively: Mr. Wolf-100,000 shares, $4,056,250; Mr. Gangwal-93,750 shares, $3,802,734; Mr. Nagin-20,625 shares, $836,602; Mr. Baldanza-30,000 shares, $1,216,875; and Mr. Mutryn-38,749 shares, $1,571,756. The Restricted Stock is entitled to the same dividends payable on outstanding shares of Common Stock.
  Amount disclosed for 2000 reflects an award of 100,000 shares of Restricted Stock effective January 18, 2000, vesting 25% on each of January 18, 2001 and the three succeeding anniversaries of the grant date, based on the closing price ($25.125) on the grant date; and an award of 29,721.36223 shares of Restricted Stock effective March 9, 2000, vesting immediately, based on the closing price ($20.1875) on the grant date. Amount disclosed for 1998 reflects an award of 28,621 shares of Restricted Stock effective January 21, 1998, scheduled to vest on January 20, 2001, based on the closing price ($63.75) on the grant date; and an award of 15,625 shares of Restricted Stock effective May 11, 1998, vesting immediately, based on the closing price ($64.00) on the grant date. In addition, in connection with a new long term employment arrangement between US Airways and Mr. Wolf, Mr. Wolf received an award of 150,000 shares of Restricted Stock effective November 16, 1998, scheduled to vest ratably on each of the four anniversaries of the grant date, based on the closing price ($47.0625) on the grant date. The amount disclosed for 1998 also includes an award of 18,735.363 shares of Restricted Stock effective March 16, 1999, vesting immediately, based on the closing price ($53.375) on the grant date.
  Amount disclosed for 2000 reflects an award of 125,000 shares of Restricted Stock effective January 18, 2000, scheduled to vest 25% on each of January 18, 2001 and the three succeeding anniversaries of the grant date, based on the closing price ($25.125) on the grant date; and an award of 33,436.5321 shares of Restricted Stock effective March 9, 2000, vesting immediately, based on the closing price ($20.1875) on the grant date. Amount disclosed for 1998 reflects an award of 37,450 shares of Restricted Stock effective January 21, 1998, scheduled to vest on January 20, 2001, based on the closing price ($63.75) on the grant date; and an award of 7,812.5 shares of Restricted Stock effective May 11, 1998, vesting immediately, based on the closing price ($64.00) on the grant date. In addition, in connection with a new long term employment arrangement between US Airways and Mr. Gangwal, Mr. Gangwal received an award of 150,000 shares of Restricted Stock effective November 16, 1998, with 30,000 shares scheduled to vest on November 16, 2000 and November 16, 2001, respectively, and 45,000 shares scheduled to vest on November 16, 2002 and November 16, 2003, respectively based on the closing price ($47.0625) on the grant date. The amount disclosed for 1998 also includes an award of 18,735.363 shares of Restricted Stock effective March 16, 1999, vesting immediately, based on the closing price ($53.375) on the grant date.

J.    Amount disclosed for 2000 reflects an award of 17,500 shares of Restricted Stock effective January 18, 2000, scheduled to vest 25% on each of      January 18, 2001 and the three succeeding anniversaries of the grant date, based on the closing price ($25.125) on the grant date; and an award      of 10,000 shares of Restricted Stock effective May 16, 2000, scheduled to vest 25% on each of May 16, 2001 and the three succeeding       anniversaries of the grant date, based on the closing price ($26.625) on the grant date. Amount disclosed for 1999 reflects an award of 10,000      shares of Restricted Stock, effective May 18, 1999, scheduled to vest 25% on each of May 18, 2000 and the three succeeding anniversaries of the      grant date, based on the closing price ($54.875) on the grant date. Amount disclosed for 1998 reflects on award of 7,831 shares of Restricted      Stock, effective January 21, 1998, vesting on January 20, 2001, based on the closing price ($63.75) on the grant date.

  Amount disclosed for 1999 reflects an award of 40,000 shares of Restricted Stock, effective September 10, 1999, vesting 25% on each of September 10, 2000 and the three succeeding anniversaries of the grant date, based on the closing price ($27.00) on the grant date.
  Amount disclosed for 2000 reflects an award of 25,000 shares of Restricted Stock effective January 18, 2000, scheduled to vest 25% on each of January 18, 2001 and the three succeeding anniversaries of the grant date, based on the closing price ($25.125) on the grant date; and an award of 10,000 shares of Restricted Stock effective May 16, 2000, scheduled to vest 25% on each of May 16, 2001 and the three succeeding anniversaries of the grant date, based on the closing price ($26.625) on the grant date. Amount disclosed for 1999 reflects an award of 7,500 shares of Restricted Stock, effective May 18, 1999, scheduled to vest 25% on each of May 18, 2000 and the three succeeding anniversaries of the grant date, based on the closing price ($54.875) on the grant date. Amount disclosed for 1998 reflects an award of 17,500 shares of Restricted Stock, effective November 16, 1998, vesting 16.67% on November 16, 1998 and the five succeeding anniversaries of the grant date, based on the closing price ($47.0625) on the grant date.
  Long Term Incentive Plan (LTIP) payments reflected for the year 1999 were earned for the period 1997-1999 but paid in 2000.
  Messrs. Wolf and Gangwal have declined to accept payments from the US Airways Group, Inc. Long Term Incentive Plan for the performance period ending with fiscal year 1999.
  As further described herein, amounts disclosed include the value of benefits under the US Airways officer split dollar life insurance program, contributions to the defined contribution pension plans, and a special compensation payment to Mr. Baldanza. Under the split dollar life insurance plan of US Airways, individual life insurance coverage is available to executive officers, with US Airways paying the premium associated with this coverage. Based on life expectancy and other assumptions, US Airways expects to recover the premiums it pays with respect to the whole life component of the coverage. The following amounts reflect the value of the benefits accrued in 2000, calculated on an actuarial basis, ascribed to the insurance policies purchased on the lives of the executives, plus the dollar value of premiums paid by US Airways with respect to the insurance. Mr. Wolf-$40,745; Mr. Gangwal-$41,401; Mr. Nagin-$32,653; Mr. Baldanza-$19,085; and Mr. Mutryn-$27,778. During 2000, US Airways made contributions to the accounts of Messrs. Wolf, Gangwal, Nagin, Baldanza and Mutryn, in certain defined contributions plans, in the following amounts, respectively: $124,058; $119,265; $102,219; $42,543, $69,474. In addition, US Airways made a special compensation payment to Mr. Baldanza in the amount of $669,335. Future compensation that would otherwise become payable to Mr. Baldanza will be offset by the full amount of such payment.

(this space intentionally left blank)

Stock Option Grants in Last Fiscal Year

     The following table provides information on stock option grants in 2000 to the named executive officers.

Name	Number of Shares Underlying Option Granted	Percent of Total Options Granted to Employees in 2000	Exercise or Base Price	Expiration Date	Grant Date Present Value $
Stephen M. Wolf	0	0%	N/A	N/A	N/A
Rakesh Gangwal	0	0%	N/A	N/A	N/A
Lawrence M. Nagin	0	0%	N/A	N/A	N/A
B. Ben Baldanza	0	0%	N/A	N/A	N/A
Thomas A. Mutryn	0	0%	N/A	N/A	N/A

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table provides information on the number of options held by the named executive officers at fiscal year-end 2000. A portion of the unexercised options held by the officers were in-the-money based on the fair market value of the Common Stock on December 31, 2000 ($40.5625).

			Number of Unexercised Options/SAR's at Year End (#)		Value of Unexercised In-the-Money Options/SAR's at Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized $	Exercisable	Unexercisable	Exercisable	Unexercisable
Stephen M. Wolf	0	$0	1,825,000	0	$36,887,500	$0
Rakesh Gangwal	0	$0	1,475,000	0	21,834,375	0
Lawrence M. Nagin	0	$0	300,000	0	6,463,125	0
B. Ben Baldanza	0	$0	90,000	0	1,167,188	0
Thomas A. Mutryn	0	$0	100,000	0	0	0

Long-Term Incentive Plan-Basis of Awards in Last Fiscal Year

		Estimated future payouts under non-stock price-based plans(2)
Name	Performance or other period until maturation or payout(1)	Threshold (%)	Target (%)	Maximum (%)
Stephen M. Wolf	1998-2000	0	220	440
Rakesh Gangwal	1998-2000	0	220	440
Lawrence M. Nagin	1998-2000	0	80	160
B. Ben Baldanza	1998-2000	0	80	160
Thomas A. Mutryn	1998-2000	0	80	160

(1)  Awards for this cycle are determined based upon the Company's pre-tax margin as compared to the pre-tax margin of selected competitors.

(2)  Awards are stated as a percentage of the officer's base annual salary. Actual awards paid for the performance period are listed in the ''LTIP Payout'' column in the Summary Compensation Table above. No payments were made from the plan for the performance period 1998-2000.

Retirement Benefits

     US Airways previously maintained a defined benefit retirement plan (Retirement Plan) for its salaried employees which provided noncontributory benefits based upon years of service and the employee's highest three-year average annual compensation during the last ten calendar years of service. Under the Retirement Plan, benefits were generally payable commencing at age of 65. However, the Retirement Plan provided reduced early retirement benefits commencing as early as age 55. Benefits under the Retirement Plan were integrated with the Social Security program.

     US Airways also maintained an unfunded supplemental retirement plan (Supplemental Plan) which provided those benefits which would otherwise be payable to officers under the Retirement Plan, but which, under the Internal Revenue Code, were not permitted to be funded or paid through the Retirement Plan.

     None of the named executive officers participate in the Retirement Plan or the Supplemental Plan. However, Messrs. Wolf, Gangwal, Nagin, Baldanza and Mutryn have entered into agreements which provide for the payment of the same supplemental retirement benefits as would have been payable had they participated in the Retirement Plan and the Supplemental Plan. The benefits under the supplemental retirement arrangements are based on the greater of $1,000,000 or actual salary and bonus for Mr. Wolf, the greater of actual salary and bonus or base salary and assumed maximum bonus for Mr. Gangwal, base salary and assumed maximum bonus for Mr. Nagin, and base salary and assumed target bonus paid for Messrs. Baldanza and Mutryn. The benefits payable to Messrs. Wolf, Gangwal and Nagin are subject to an offset for benefits payable under the tax-qualified and non-qualified defined contribution plan retirement program. The credited years of service under these supplemental arrangements for each of the individuals included in the Summary Compensation Table are as follows: Mr. Wolf-30 years, Mr. Gangwal-25 years, Mr. Nagin-20 years, Mr. Baldanza-1 year and Mr. Mutryn-2 years.

     The following table presents the noncontributory benefits payable per year for life to employees under the Retirement Plan and the Supplemental Plan, assuming normal retirement in the current year. The table also assumes the retiree would be entitled to the maximum Social Security benefit in addition to the amounts shown.

Final Average	Credited Service
Earnings	10 Years	15 Years	20 Years	25 Years	30 Years
$ 250,000	$ 54,470	$ 81,706	$108,941	$136,176	$148,676
500,000	$114,470	$171,706	$228,941	$286,176	$311,176
750,000	$174,470	$261,706	$348,941	$436,176	$473,676
1,000,000	$234,470	$351,706	$468,941	$586,176	$636,176
1,250,000	$294,470	$441,706	$588,941	$736,176	$798,676
1,500,000	$354,470	$531,706	$708,941	$886,176	$961,176

     The values reflected in the above chart represent the application of the Retirement Plan and Supplemental Plan formula to the specified amounts of compensation and years of service. The compensation covered by the Retirement Plan is salary and bonus, as reported in the Summary Compensation Table.

Employment Arrangements

     Under his employment arrangements with the Company and US Airways, Mr. Wolf is entitled to an annual base salary of not less than $600,000. In addition, Mr. Wolf is eligible for an annual bonus pursuant to the terms of the Company's Incentive Compensation Plan. Under the plan, Mr. Wolf may receive a bonus of 100% of annual base salary for target results, which may be increased for results in excess of the target up to a maximum bonus of 200% of base salary. Mr. Wolf is also eligible for a bonus of 220% of his average annual base salary from the Company's Long Term Incentive Plan (LTIP) if certain target results are achieved during the performance period, which may be increased to a maximum bonus of 440% for results exceeding the target. Mr. Wolf declined to accept payment from the LTIP for the performance period ending with fiscal year 1999 and no amount was payable from the LTIP for the performance period ending with fiscal year 2000.

     Under his employment agreement with the Company and US Airways, Mr. Gangwal is entitled to an annual base salary of not less than $675,000. In addition, Mr. Gangwal is eligible for an annual bonus pursuant to the terms of the Company's Incentive Compensation Plan. If the Company achieves its target objectives, Mr. Gangwal may receive a bonus of 100% of his annual base salary, which may be increased for results in excess of the target up to a maximum bonus of 200% of his base salary. Mr. Gangwal also may receive a bonus of 220% of his average annual base salary if the Company achieves its target objectives during the performance period under the LTIP, which may be increased up to a maximum of 440% of his average annual base salary for results exceeding the target. Mr. Gangwal declined to accept payment from the LTIP for the performance period ending with fiscal year 1999 and no amount was payable from the LTIP for the performance period ending with fiscal year 2000.

     Under his employment arrangements with US Airways, Mr. Nagin is entitled to annual base salary of not less than $410,000. Messrs. Nagin, Baldanza and Mutryn are eligible for an annual bonus pursuant to the terms of the Company's Incentive Compensation Plan. If the Company achieves its target objectives, Messrs. Nagin, Baldanza and Mutryn may each receive a bonus of 60% of his annual base salary, which may be increased for results in excess of the target up to a maximum bonus of 120% of his base salary. Messrs. Nagin, Baldanza and Mutryn are each also eligible for a bonus under the LTIP of 80% of his average annual base salary if the Company achieves its target objectives which may be increased up to a maximum of 160% for results exceeding target. Mr. Baldanza's employment arrangement provides that he is entitled to minimum incentive payments under the Incentive Compensation Plan and the LTIP aggregating no less than $1 million during the period 1999-2001. No amount was payable from the LTIP for the performance period ending with the fiscal year 2000.

     In connection with their employment arrangements, each of Messrs. Wolf, Gangwal and Nagin are entitled to reimbursement of fees for certain tax and financial planning advice.

Arrangements Concerning Termination of Employment and Change of Control

     US Airways currently has employment contracts (Employment Contracts) with Messrs. Wolf, Gangwal and Nagin (Executives). The terms of the Employment Contracts extend until the earlier of the fourth anniversary thereof for Mr. Wolf, and the third anniversary thereof for Messrs. Gangwal, and Nagin, or the Executive's normal retirement date, and are subject to automatic one-year annual extensions on each anniversary date unless advance written notice is given by US Airways. In exchange for each Executive's commitment to devote his full business efforts to US Airways, the agreements provide that each Executive will be re-elected to his current position and will receive (1) an annual base salary at a rate not less than that in effect during the previous year, (2) incentive compensation as provided in the contract and (3) insurance, disability, medical and other benefits generally granted to other officers. In the event of a change of control, as defined in each Employment Contract, the term of each Employment Contract is automatically extended until the earlier of the fourth or third anniversary, as applicable, of the change of control date or the Executive's normal retirement date.

     The Employment Contracts provide that, should US Airways or any successor fail to re-elect the Executive to his or her position, assign the Executive to duties which result in a diminution in the Executive's position, duties, authority or responsibilities, fail to compensate the Executive as provided in the Employment Contract, relocate the Executive in violation of the Employment Contract, fail to require any successor to US Airways to comply with the Employment Contract or otherwise terminate the Executive's employment in violation of the Employment Contract, the Executive may elect to treat such failure as a breach of the Employment Contract if the Executive then terminates employment. As liquidated damages as the result of an event not following a change of control that is deemed to be a breach of the Employment Contracts, US Airways or its successor would be required to pay the Executive a lump sum equal to (i) his annual base salary for the then remaining term of the Employment Contract, in the case of Mr. Wolf, or (ii) three years' base salary in the case of Messrs. Gangwal and Nagin, and to continue granting certain employee benefits for the then remaining term of the Executive's Employment Contract. If the breach follows a change of control, the Executive would be entitled to receive (i) an amount equal to the product of three times the sum of the Executive's annual base salary plus an annual bonus, and (ii) additional pension, health insurance, travel and certain other welfare and fringe benefits. In addition, in the case of the Executives during the 30-day period immediately following the first anniversary of a change of control, the Executive may elect to terminate his Employment Contract for any reason and receive the liquidated damages described in the immediately preceding sentence. Each Employment Contract provides that the Executive shall be entitled to recover from US Airways reasonable attorney's fees in connection with enforcement of such Executive's rights under the Employment Contract. Each Employment Contract also provides that any payments the Executive receives in the event of a termination after a change of control shall be increased, if necessary, such that, after taking into account all taxes he would incur as a result of such payments, the Executive would receive the same after-tax amount he would have received had no excise tax been imposed under Section 4999 of the Code. Pursuant to the merger agreement entered into with UAL Corportation (UAL), any termination of employment of Messrs. Wolf, Gangwal or Nagin following consummation of the merger with UAL will entitle them to the benefits described in this paragraph.

     Messrs. Wolf's, Gangwal's and Nagin's benefits under the supplemental retirement agreement will vest immediately upon a change of control, a termination of employment without cause or upon resignation for good reason. Messrs. Wolf's, Gangwal's and Nagin's restricted stock will vest immediately upon a change of control or his death or disability. All of Messrs. Wolf's, Gangwal's and Nagin's stock options vest immediately upon a change of control. In addition, certain of Messrs. Wolf's, Gangwal's and Nagin's stock options and restricted stock will vest immediately upon a termination without cause or upon resignation for good reason.

     The Company has also entered into severance agreements (Severance Agreement) with Messrs. Baldanza and Mutryn.

     The Severance Agreement extends until the earlier of the severance of their employment, or their retirement date. Pursuant to the terms of his Severance Agreement, if following a change of control, US Airways should assign him duties which are inconsistent with his position, authorities, duties or responsibilities, fail to compensate him in accordance with the terms of his Severance Agreement, require relocation under certain circumstances, fail to require any successor to US Airways to comply with the Severance Agreement or otherwise terminate their employment in violation of his Severance Agreement, he may elect to treat such failure as a breach of the Severance Agreement if he then terminates his employment.

     Under such circumstances Messrs. Baldanza or Mutryn will be entitled to receive (i) a lump sum payment equal to the product of three times the sum of his annual salary plus annual bonus, (ii) certain health insurance benefit, (iii) travel benefits for his life; and (iv) continuation of certain other benefits during the remainder of the three year period following the change of control. The Severance Agreement provides that Messrs. Baldanza and Mutryn shall be entitled to recover from US Airways reasonable attorney's fees in connection with enforcement of his rights under the Severance Agreement. The Severance Agreement further provides that any payments he receives in the event of termination after a change of control shall be increased, if necessary, such that, after taking into account all taxes he would incur as a result of such payments, Messrs. Baldanza or Mutryn would receive the same after-tax amount he would have received had no excise tax been imposed under Section 4999 of the Code. Pursuant to the merger agreement entered into with United, any termination of employment of Messrs. Baldanza and Mutryn following the 6-month anniversary of the consummation of the merger with United and prior to the 9-month anniversary thereof will entitle them to the benefits described in this paragraph.

     Messrs. Baldanza's and Mutryn's benefits under the supplemental retirement agreement will vest immediately upon a change of control or upon resignation for good reason.

     Currently, under the Company's 1996 Stock Incentive Plan (1996 Plan), pursuant to which employees of the Company and its subsidiaries have been awarded stock options with respect to Common Stock and shares of restricted stock, the occurrence of a change of control, as defined, would make all granted options immediately exercisable without regard to the vesting provisions thereof, and under certain circumstances, would cause shares of restricted stock to vest.

     In addition under the terms of the LTIP, upon the occurrence of a change in control, as defined, each participant in the LTIP will be entitled to receive a payment with respect to each performance period that has not been completed equal to the amount that would have been paid with respect to such performance period if the performance factors for such period had been achieved at the target level.

     For purposes of all of the foregoing plans and agreements other than the LTIP and certain grants of restricted stock under the 1996 Plan, a change of control occurred on October 12, 2000 upon stockholder approval of the merger agreement by and among UAL, Yellow Jacket Acquisition Corp. and the Company (Merger Agreement). For purposes of the LTIP and the restricted stock grants referred to in the preceding sentence, a change of control will occur upon consummation of the transactions contemplated by the Merger Agreement.

     In connection with certain tax planning matters related to the UAL acquisition and at the request of UAL, during 2000 Messrs. Gangwal, Nagin, Baldanza and Mutryn agreed to accept pre-payment of certain amounts that would otherwise have been payable in 2001. In connection with those agreements, the Company agreed to indemnify those individuals for any losses (including any increase in tax liabilities) they incur as a result of their agreement to accept such accelerated payment.

(this space intentionally left blank)

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following information pertains to Common Stock beneficially owned by all directors and executive officers of the Company (or its principal operating subsidiary US Airways) as of January 31, 2001. Unless indicated otherwise by footnote, the owner exercises sole voting and investment power over the securities (other than unissued securities, the ownership of which has been imputed to such owner).

Owner	Number of Shares	Percent of Class(1)
Directors
Mathias J. DeVito	8,000(2)
Rakesh Gangwal	2,089,462(3)	3.1%
Peter M. George	2,538(4)
Robert L. Johnson	4,927(5)
Robert LeBuhn	26,422(2)(6)
John G. Medlin, Jr.	11,000(2)
Hanne M. Merriman	7,500(2)
Thomas H. O'Brien	3,482(4)
Hilda Ochoa-Brillembourg	16,967(4)(7)
Richard B. Priory	2,382(4)
Raymond W. Smith	10,189(2)
Stephen M. Wolf	2,523,141(8)	3.8%
Executive Officers
Lawrence M. Nagin	384,822(9)
B. Ben Baldanza	126,480(10)
Thomas A. Mutryn	152,026(11)
20 directors and executive officers of the Company as a group	5,804,836(12)	8.7%

(1) Percentages are shown only where they exceed one percent of the number of shares outstanding and are based on shares of Common Stock outstanding on January 31, 2001.

(2) These holdings include 6,000 shares of Common Stock issuable within 60 days of January 31, 2001 upon exercise of stock options.

(3) Mr. Gangwal's holdings include 93,750 shares of Restricted Stock and 1,475,000 shares of Common Stock issuable within 60 days of January 31, 2001 upon exercise of stock options.

(4) These holdings include 1,500 shares of Common Stock issuable within 60 days of January 31, 2001 upon exercise of stock options.

(5) These holdings include 3,000 shares of Common Stock issuable within 60 days of January 31, 2001 upon exercise of stock options.

(6) These holdings include 10,000 shares of Common Stock held in trust.

(7) These holdings include 14,000 shares of Common Stock held jointly by Ms. Ochoa-Brillembourg and her spouse.

(8) Mr. Wolf's holdings include 75,000 shares of Restricted Stock and 1,825,000 shares of Common Stock issuable within 60 days of January 31, 2001 upon exercise of stock options.

(9) Mr. Nagin's holdings include 20,625 shares of Restricted Stock and 300,000 shares of Common Stock issuable within 60 days of January 31, 2001 upon exercise of stock options.

(10) Mr. Baldanza's holdings include 30,000 shares of Restricted Stock and 90,000 shares of Common Stock issuable within 60 days of January 31, 2001 upon exercise of stock options.

(11) Mr. Mutryn's holdings include 38,749 shares of Restricted Stock and 100,000 shares of Common Stock issuable within 60 days of January 31, 2001 upon exercise of stock options.

(12) All directors' and executive officers' holdings include 357,499 shares of Restricted Stock and 4,114,500 shares of Common Stock issuable within 60 days of January 31, 2001 upon exercise of stock options.

(this space intentionally left blank)

     Set forth below are the number of options and Deferred Stock Units held by each director pursuant to the director compensation programs. See ''Compensation of Directors'' above. Although each Deferred Stock Unit represents the economic equivalent of a share of Common Stock, no voting rights are attached thereto and the Deferred Stock Units lack certain other attributes of Common Stock.

Owner	Number of Deferred Stock Units	Number of Director Stock Options(1)
Directors
Mathias J. DeVito	10,569.29	7,500
Rakesh Gangwal	-0-	-0-
Peter M. George	1,000.00	3,000
Robert L. Johnson	1,500.00	4,500
Robert LeBuhn	9,611.38	7,500
John G. Medlin, Jr.	9,685.42	7,500
Hanne M. Merriman	6,739.13	7,500
Thomas H. O'Brien	1,000.00	3,000
Hilda Ochoa-Brillembourg	1,000.00	3,000
Richard B. Priory	1,000.00	3,000
Raymond W. Smith	5,194.78	7,500
Stephen M. Wolf	-0-	-0-

(1) The holdings for each director (other than Messrs. Gangwal, George, Johnson, O'Brien, Priory and Wolf and Ms. Ochoa-Brillembourg) include 6,000 shares of Common Stock issuable within 60 days of January 31, 2001 upon the exercise of stock options. The holdings for Mr. Johnson include 3,000 shares of Common Stock issuable within 60 days of January 31, 2001 upon the exercise of stock options. The holdings for Messrs. George, O'Brien and Priory and Ms. Ochoa-Brillembourg include 1,500 shares of Common Stock issuable within 60 days of January 31, 2001. These options are also reflected in the Beneficial Security Ownership table above.

     The only persons known to the Company (from Company records and reports on Schedules 13D and 13G filed with the SEC) which owned, as of February 28, 2001, more than 5% of its Common Stock are listed below:

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class(1)

Common Stock	Morgan Stanley Dean Witter & Co.	4,019,551 (2)	6.00%
	1585 Broadway
	New York, New York 10036

Common Stock	Tiger Management LLC Tiger Performance LLC 101 Park Avenue New York, New York 10178	16,512,700(3)	24.64%

(1) Represents percentage of shares of Common Stock outstanding on February 28, 2001.
(2) As set forth in a Schedule 13G, dated January 31, 2001, as of December 31, 2000.
(3) As set forth in a Schedule 13G, dated January 26, 2001, as of December 31, 2000.

Item 13. Certain Relationships and Related Transactions

     Robert L. Johnson has been a member of the Board of Directors of the Company and US Airways since 1998 (see Item 10, above). To address certain potential competitive issues surrounding the merger between the Company and a subsidiary of UAL, the Company, UAL and Mr. Johnson are parties to a certain Memorandum of Understanding dated May 23, 2000, as amended (Memorandum), contingent upon the consummation of the merger. The Memorandum contemplates the formation of an entity to acquire certain of the assets of the combined company and the creation of a new regional airline, DC Air.

     Mr. Johnson will pay a purchase price of $141.2 million, plus $20 million in consideration of cash and cash equivalents, as well as an amount to be determined for the fair market value of certain other assets (anticipated to be approximately $8 million), and will assume liabilities principally related to the operations of DC Air. There will be no increase or decrease in the consideration paid by UAL to our stockholders resulting from UAL's receiving more or less than the price negotiated with Mr. Johnson, from any payment by Mr. Johnson to UAL if DC Air is disposed of or from any other action required or taken by UAL to complete the transaction.

     Per the terms of the Memorandum, Mr. Johnson and his affiliates are expected to own a majority (controlling) stake in DC Air. Under a separate agreement, AMR Corporation, the parent company of American Airlines, Inc., committed to acquire a 49% stake in DC Air in exchange for 49% of the purchase price paid for DC Air.

     If the actions contemplated by the Memorandum fail to occur for any reason other than as a result of a breach by Mr. Johnson, the Company will, at Mr. Johnson's request, reimburse him for up to $3 million of his reasonable out-of-pocket expenses incurred in connection with the Memorandum and the transactions contemplated thereunder.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

Consolidated Financial Statements

(i) The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:

- Consolidated Statements of Operations for each of the three years ended December 31, 2000

- Consolidated Balance Sheets as of December 31, 2000 and 1999

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000

- Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years ended December 31, 2000

- Notes to Consolidated Financial Statements

(ii) The following consolidated financial statements of US Airways, Inc. are included in
Part II, Item 8B of this report:

- Consolidated Statements of Operations for each of the three years ended
December 31, 2000

- Consolidated Balance Sheets as of December 31, 2000 and 1999

- Consolidated Statements of Cash Flows for each of the three years ended
December 31, 2000

- Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years ended December 31, 2000

- Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedules

     All financial statement schedules have been omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

Exhibits

     Exhibits required to be filed by Item 601 of Regulation S-K. Where the amount of securities authorized to be issued under any of the Company's long-term debt agreements does not exceed 10 percent of the Company's assets, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.

Designation	Description
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

3.2	By-Laws of US Airways Group (incorporated by reference to Exhibit 3.2 to US Airways Group's Annual Report on Form 10-K for 1999).

3.3

Restated Certificate of Incorporation of US Airways (incorporated by reference to Exhibit 3.1 to US Airways' Registration Statement on Form 8-B dated January 27, 1983); and the Certificate of Amendment to Restated Certificate of Incorporation of USAir, Inc. dated February 17, 1997 (incorporated by reference to Exhibit 3.3 to US Airways' Annual Report on Form 10-K for 1996).

3.4	By-Laws of US Airways (incorporated by reference to Exhibit 3.4 to US Airways' Annual Report on Form 10-K for 1999).

10.1	A319/A320/A321 Purchase Agreement dated as of October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1997) (portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately with the Unites States Securities and Exchange Commission (SEC)).

10.2

Amendment No. 1 dated as of June 10, 1998 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.3

Amendment No. 2 dated as of January 19, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.3 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.4

Amendment No. 3 dated as of March 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.5

Amendment No. 4 dated as of August 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.6

Amendment No. 5 dated as of October 29, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.7

Amendment No. 6 dated as of April 19, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.8

Amendment No. 7 dated as of June 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.9

Amendment No. 8 dated as of November 27, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.10

Amendment No. 9 dated as of December 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.11

A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.4 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.12

Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.13

Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.14

Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.15

Incentive Compensation Plan of US Airways Group, Inc. as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1997).

10.16	US Airways, Inc. Supplementary Retirement Benefit Plan (incorporated by reference to Exhibit 10.5 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1989).
10.17	US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18	Amendment No. 1 effective September 19, 2000 to the US Airways, Inc. Supplemental Executive Defined Contribution Plan.

10.19	Amendment No. 2 effective December 29, 2000 to the US Airways, Inc. Supplemental Executive Defined Contribution Plan.

10.20	US Airways Group, Inc. Nonemployee Director Stock Purchase Plan (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated May 19, 1999).
10.21

US Airways Group, Inc. Long-Term Incentive Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.3 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.22	1998 Pilot Stock Option Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 10 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

10.23

1997 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 23, 2000 (incorporated by reference to Exhibit 10.4 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.24

1996 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 23, 2000 (incorporated by reference to Exhibit 10.5 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.25

US Airways Group Nonemployee Director Stock Incentive Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.6 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.26

US Airways Group Nonemployee Director Deferred Stock Unit Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.7 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.27	Amendment No. 1 effective September 20, 2000 to the US Airways Group Nonemployee Director Deferred Stock Unit Plan.

10.28	1984 Stock Option and Stock Appreciation Rights Plan of USAir Group Inc. (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated March 30, 1984).

10.29

Employment Agreement between US Airways Group and US Airways and the Chairman of both companies (incorporated by reference to Exhibit 10.18 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.30	Amendment No. 1 effective May 23, 2000 to the Employment Agreement between US Airways Group and US Airways and the Chairman of both companies.

10.31

Employment Agreement between US Airways Group and US Airways and the President and Chief Executive Officer of both companies (incorporated by reference to Exhibit 10.19 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.32	Amendment No. 1 effective May 23, 2000 to the Employment Agreement between US Airways Group and US Airways and the President and Chief Executive Officer of both companies.

10.33	Employment Agreement between US Airways Group and US Airways and the

Senior Vice President-Finance and Chief Financial Officer of both companies (incorporated by reference to Exhibit 10.3 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 1999).

10.34	Amendment No. 1 effective May 23, 2000 to the Employment Agreement between US Airways Group and US Airways and the Senior Vice President-Finance and Chief Financial Officer of both companies.

10.35

Employment Agreement between US Airways Group and US Airways and the Executive Vice President-Corporate Affairs and General Counsel of both companies (incorporated by reference to Exhibit 10.13 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.36	Amendment No. 1 effective May 18, 1999 to the Employment Agreement between US Airways Group and US Airways and the Executive Vice President-Corporate Affairs and General Counsel of both companies.

10.37	Amendment No. 2 effective May 23, 2000 to the Employment Agreement between US Airways Group and US Airways and the Executive Vice President-Corporate Affairs and General Counsel of both companies.
10.38	Employment Agreement between US Airways and its Senior Vice President-Marketing of US Airways effective September 10, 1999.
10.39	Amendment No. 1 effective May 23, 2000 to the Employment Agreement between US Airways and its Senior Vice President-Marketing of US Airways.

10.40	Supplement effective December 29, 2000 to the Employment Agreement between US Airways and its Senior Vice President-Marketing of US Airways.

10.41

Agreement between US Airways and its Chairman with respect to certain employment arrangements (incorporated by reference to Exhibit 10.14 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.42

Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements (incorporated by reference to Exhibit 10.15 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.43

Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel with respect to certain employment arrangements (incorporated by reference to Exhibit 10.16 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.44

Agreement between US Airways and its Senior Vice President-Finance and Chief Financial Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.5 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 1999).

10.45

Agreement between US Airways and its Chairman providing supplemental retirement benefits (incorporated by reference to Exhibit 10.23 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.46

Amendment to the agreement between US Airways and its Chairman providing supplemental retirement benefits (incorporated by reference to Exhibit 10.27 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.47

Agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.24 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.48

Amendment to the agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.29 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.49

Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel providing supplemental retirement benefits (incorporated by reference to Exhibit 10.25 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.50	Amendment No. 1 effective May 18, 1999 to the Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel providing supplemental retirement benefits.

10.51	Agreement between US Airways and its Senior Vice President-Marketing effective September 10, 1999 providing supplemental retirement benefits.

21.1	Subsidiaries of US Airways Group.

21.2	Subsidiaries of US Airways.
23.1	Consent of the Auditors of US Airways Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

23.2	Consent of the Auditors of US Airways to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

24.1	Powers of Attorney signed by the directors of US Airways Group, authorizing their signatures on this report.

24.2	Powers of Attorney signed by the directors of US Airways, authorizing their signatures on this report.

Reports on Form 8-K
Date of Report	Subject of Report
March 13, 2001	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

March 6, 2001	News release announcing the agreement between US Airways Group, Inc., UAL Corporation and the United States Department of Justice to extend the period for regulatory review of the planned merger.

March 1, 2001	News release regarding first quarter 2001 earnings of US Airways Group, Inc. and US Airways, Inc.

February 13, 2001	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

January 26, 2001

Documents filed as Exhibits in connection with, and incorporated by reference into, US Airways, Inc.'s Registration Statement on Form S-3 (Registration No. 333-47348). The Registration Statement, and a Prospectus Supplement, dated January 19, 2001, to the Prospectus, dated October 5, 2000, relate to the offering of US Airways, Inc. Pass Through Certificates, Series 2001-1G.

January 17, 2001

News release disclosing the results of operations for both US Airways Group, Inc. and US Airways, Inc. for the three months and year ended December31, 2000, and selected operating and financial statistics for US Airways for the same periods.

January 12, 2001

News release issued by US Airways Group, Inc. relating to the European Commission's approval of the proposed merger between US Airways Group, Inc. and Yellow Jacket Acquisition Corp. (a wholly-owned subsidiary of UAL Corporation).

January 9, 2001

Document filed as an Exhibit - Amendment to the Memorandum of Understanding between US Airways Group, Inc., UAL Corporation and Robert L. Johnson, dated January 9, 2001 (including amended Attachment I and Schedule I thereto).

January 9, 2001	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

December 22, 2000	News release announcing the agreement between US Airways Group, Inc., UAL Corporation and the United States Department of Justice to extend the period for regulatory review of the planned merger.

December 14, 2000

Document filed as an Exhibit - First Amendment to the Agreement and Plan of Merger, by and among UAL Corporation, Yellow Jacket Acquisition Corp. and US Airways Group, Inc., dated as of December 14, 2000.

December 12, 2000	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

November 17, 2000	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

November 2, 2000

Documents filed as Exhibits in connection with, and incorporated by reference into, US Airways, Inc.'s Registration Statement on Form S-3 (Registration No. 333-47348). The Registration Statement, and a Prospectus Supplement, dated October 26, 2000, to the Prospectus, dated October 16, 2000, relate to the offering of US Airways, Inc. Pass Through Certificates, Series 2000-3G.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

US Airways Group, Inc. (registrant)

By: /s/ Rakesh Gangwal
       Rakesh Gangwal, Director, President and Chief Executive Officer
       (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on March 30, 2001.

By: /s/ Rakesh Gangwal
       Rakesh Gangwal, Director, President and Chief Executive Officer
       (Principal Executive Officer)

By: /s/ Thomas A. Mutryn
       Thomas A. Mutryn, Chief Financial Officer
       (Principal Financial Officer)

By: /s/ Anita P. Beier
       Anita P. Beier, Vice President and Controller
       (Chief Accounting Officer)

By:                    *
       Stephen M. Wolf, Director and Chairman

By:                   *
       Mathias J. DeVito, Director

By:                   *
       Peter M. George, Director

By:                     *
       Robert L. Johnson, Director

By:                    *
       Robert LeBuhn, Director

By:                     *
       John G. Medlin, Jr., Director

By:                    *
       Hanne M. Merriman, Director

By:                    *
       Thomas H. O'Brien, Director

By:                    *
       Hilda Ochoa-Brillembourg, Director

By:                  *
       Richard B. Priory, Director

By:                    *
       Raymond W. Smith, Director

By: /s/ Thomas A. Mutryn
       Thomas A. Mutryn, Attorney-In-Fact

* Signed pursuant to power of attorney filed herewith.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

US Airways, Inc. (registrant)

By: /s/ Rakesh Gangwal
       Rakesh Gangwal, Director, President and Chief Executive Officer |
       (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways and in the capacities indicated, on March 30, 2001.

By: /s/ Rakesh Gangwal
       Rakesh Gangwal, Director, President and Chief Executive Officer
       (Principal Executive Officer)

By: /s/ Thomas A. Mutryn
       Thomas A. Mutryn, Chief Financial Officer
       (Principal Financial Officer)

By: /s/ Anita P. Beier
       Anita P. Beier, Vice President and Controller
       (Chief Accounting Officer)

By:                     *
       Stephen M. Wolf, Director and Chairman

By:                    *
       Mathias J. DeVito, Director

By:                    *
       Peter M. George, Director

By:                    *
       Robert L. Johnson, Director

By:                   *
       Robert LeBuhn, Director

By:                  *
       John G. Medlin, Jr., Director

By:                   *
       Hanne M. Merriman, Director

By:                   *
       Thomas H. O'Brien, Director

By:                  *
       Hilda Ochoa-Brillembourg, Director

By:                  *
       Richard B. Priory, Director

By:                 *
       Raymond W. Smith, Director

By: /s/ Thomas A. Mutryn
       Thomas A. Mutryn, Attorney-In-Fact

* Signed pursuant to power of attorney filed herewith.