Form 10-Q
period 2001-05-11
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2001-05-11
CIK 701345, 714560

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

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

                                                                  Yes    X                          No

     As of April 30, 2001 there were outstanding approximately 67,096,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

US Airways Group, Inc.
and
US Airways, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2001

Table of Contents

Part I.	Financial Information	Page

Item 1A.	Financial Statements-US Airways Group, Inc.

	Condensed Consolidated Statements of Operations
	- Three Months Ended March 31, 2001 and 2000	1
	Condensed Consolidated Balance Sheets
	- March 31, 2001 and December 31, 2000	2
	Condensed Consolidated Statements of Cash Flows
	- Three Months Ended March 31, 2001 and 2000	3
	Notes to Condensed Consolidated Financial Statements	4

Item 1B.	Financial Statements-US Airways, Inc.

	Condensed Consolidated Statements of Operations
	- Three Months Ended March 31, 2001 and 2000	7
	Condensed Consolidated Balance Sheets
	- March 31, 2001 and December 31, 2000	8
	Condensed Consolidated Statements of Cash Flows
	- Three Months Ended March 31, 2001 and 2000	9
	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Part II.	Other Information

Item 1.	Legal Proceedings	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

US Airways Group, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2001 and 2000 (unaudited)
(in millions, except per share amounts)

	2001	2000
Operating Revenues
Passenger transportation	$1,963	$1,884
Cargo and freight	46	39
Other	232	175
Total Operating Revenues	2,241	2,098
Operating Expenses
Personnel costs	933	876
Aviation fuel	311	274
Commissions	87	90
Aircraft rent	138	126
Other rent and landing fees	118	112
Aircraft maintenance	138	130
Other selling expenses	111	108
Depreciation and amortization	118	91
Other	515	430
Total Operating Expenses	2,469	2,237
Operating Income (Loss)	(228)	(139)
Other Income (Expense)
Interest income	19	13
Interest expense	(69)	(57)
Interest capitalized	6	9
Other, net	2	(1)
Other Income (Expense), Net	(42)	(36)
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(270)	(175)
Provision (Credit) for Income Taxes	(92)	(60)
Income (Loss) Before Cumulative Effect
of Accounting Change	(178)	(115)
Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes of $5 Million and
$63 Million, respectively	7	(103)
Net Income (Loss)	$(171)	$(218)
	====	====
Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(2.66)	$(1.72)
Cumulative Effect of Accounting Change	$0.11	$(1.55)
Net Earnings (Loss) per Common Share	$(2.55)	$(3.27)
	====	====
Diluted
Before Cumulative Effect of Accounting Change	$(2.66)	$(1.72)
Cumulative Effect of Accounting Change	$0.11	$(1.55)
Net Earnings (Loss) per Common Share	$(2.55)	$(3.27)
	====	====
Shares Used for Computation (000)
Basic	67,034	66,500
Diluted	67,034	66,500

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 2001 (unaudited) and December 31, 2000
(in millions)

ASSETS	March 31, 2001	December 31, 2000
Current Assets
Cash	$29	$40
Cash equivalents	415	503
Short-term investments	664	773
Receivables, net	428	331
Materials and supplies, net	231	249
Deferred income taxes	350	428
Prepaid expenses and other	301	268
Total Current Assets	2,418	2,592
Property and Equipment
Flight equipment	7,217	6,762
Ground property and equipment	1,182	1,148
Less accumulated depreciation and amortization	(3,200)	(3,118)
	5,199	4,792
Purchase deposits for flight equipment	140	197
Total Property and Equipment	5,339	4,989
Other Assets
Goodwill, net	546	551
Other intangibles, net	300	313
Other assets, net	778	682
Total Other Assets	1,624	1,546
	$9,381	$9,127
	====	====
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$123	$284
Accounts payable	567	538
Traffic balances payable and unused tickets	1,190	890
Accrued aircraft rent	125	358
Accrued salaries, wages and vacation	345	324
Other accrued expenses	496	524
Total Current Liabilities	2,846	2,918
Noncurrent Liabilities
Long-term debt, net of current maturities	3,052	2,688
Accrued aircraft rent	232	182
Deferred gains, net	607	606
Postretirement benefits other than pensions	1,426	1,407
Employee benefit liabilities and other	1,738	1,684
Total Noncurrent Liabilities	7,055	6,567
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock	101	101
Paid-in capital	2,241	2,241
Retained earnings (deficit)	(991)	(820)
Common stock held in treasury, at cost	(1,802)	(1,807)
Deferred compensation	(72)	(75)
Accumulated other comprehensive income, net of income tax effect	3	2
Total Stockholders' Equity (Deficit)	(520)	(358)
	$9,381	$9,127
	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2001 and 2000 (unaudited)
(in millions)

	2001	2000
Cash flows from operating activities
Net income (loss)	$(171)	$(218)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities
Depreciation and amortization	118	91
Gains on dispositions of property	(1)	(1)
Amortization of deferred gains and credits	(9)	(10)
Cumulative effect of accounting change, net of applicable income taxes	(7)	103
Other	(6)	12
Changes in certain assets and liabilities
Decrease (increase) in receivables	(97)	(120)
Decrease (increase) in materials and supplies, prepaid expenses
and pension assets	(15)	12
Decrease (increase) in deferred income taxes	(3)	(13)
Increase (decrease) in traffic balances payable and unused tickets	299	292
Increase (decrease) in accounts payable and accrued expenses	(110)	(8)
Increase (decrease) in postretirement benefits other than
pensions, noncurrent	19	18
Net cash provided by (used for) operating activities	17	158

Cash flows from investing activities
Capital expenditures	(566)	(363)
Proceeds from dispositions of property	4	2
Proceeds from exercise of Sabre options	-	81
Decrease (increase) in short-term investments	112	263
Decrease (increase) in restricted cash and investments	(1)	(1)
Other	1	3
Net cash provided by (used for) investing activities	(450)	(15)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	129	-
Proceeds from issuance of long-term debt	412	662
Principal payments on long-term debt	(209)	(17)
Purchases of Common Stock	-	(20)
Sales of treasury stock	2	1
Net cash provided by (used for) financing activities	334	626
Net increase (decrease) in Cash and Cash equivalents	(99)	769
Cash and Cash equivalents at beginning of period	543	246
Cash and Cash equivalents at end of period	$444	$1,015
	====	====
Supplemental Information
Interest paid during the period, net of amount capitalized	$90	$59
Income taxes paid (received) during the period	$(50)	$(53)

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's and US Airways, Inc.'s (US Airways, the Company's principal operating subsidiary) Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000.

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

2. Earnings (Loss) per Common Share

     Basic Earnings (Loss) per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2001	2000
Earnings (loss) applicable to common stockholders before
cumulative effect of accounting change	$(178)	$(115)
	====	====
Common shares:
Weighted average common shares outstanding (basic)	67.0	66.5
Incremental shares related to outstanding stock options (1)	-	-
Weighted average common shares outstanding (diluted)	67.0	66.5
	====	====
EPS before accounting change - Basic	$(2.66)	$(1.72)
EPS before accounting change - Diluted	$(2.66)	$(1.72)

(1)  Option effect is antidilutive and therefore excludes incremental shares related to outstanding stock options of 1.7 million and 0.8 million for the three months ended March 31, 2001 and 2000, respectively.

Note: EPS amounts may not recalculate due to rounding.

3. Adoption of New Accounting Standard

     The Company began applying the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' equity (deficit). US Airways began to account for its heating oil swap contracts, which were used to hedge against jet fuel price increases, as cash flow hedges, as defined by SFAS 133. The fair value of the heating oil swaps on January 1, 2001, which was $2 million, was recorded as an asset on US Airways' balance sheet as part of the transition adjustment related to US Airways' adoption of SFAS 133. The offset to this balance sheet adjustment was primarily an increase to "Accumulated other comprehensive income," a component of stockholders' equity (deficit). The heating oil swap contracts expired during the quarter ended March 31, 2001 and resulted in a reduction to aviation fuel expense of $1 million, including approximately $370,000 for hedge ineffectiveness. US Airways holds warrants in various e-commerce companies and holds stock options in Sabre Holdings Corporation which are now accounted for in accordance with SFAS 133. US Airways recorded an asset of $12 million for these stock options and warrants as part of the transition adjustment. The offset to this was a $7 million credit, net of income taxes, to the Company's cumulative effect of an accounting change.

4. Comprehensive Income

     Comprehensive income (loss) was $(169) million and $(218) million for the quarters ended March 31, 2001 and 2000, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income includes changes in the fair value of the Company's available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

     In connection with the adoption of SFAS 133, the Company recognized an accumulated derivative gain of $1 million, net of income taxes, related to its heating oil contracts on January 1, 2001. During the first quarter of 2001, the Company reclassified $1 million into earnings. As of March 31, 2001, the Company had no outstanding heating oil contracts or accumulated derivative gains or losses on its balance sheet.

5. Operating Segments and Related Disclosures

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

(this space intentionally left blank)

     Financial information for each reportable operating segment is set forth below (in millions):

	Three Months Ended March 31,
	2001	2000
Operating Revenues:
US Airways external	$1,985	$1,885
US Airways intersegment	17	17
US Airways Express external	237	195
US Airways Express intersegment	13	10
All Other	19	18
Intersegment elimination	(30)	(27)
	$2,241	$2,098
	====	====
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change:
US Airways	$(275)	$(188)
US Airways Express	(2)	6
All Other	7	7
	$(270)	$(175)
	====	====

6. Unusual Item

     During the first quarter of 2001, the Company recorded a $22 million impairment charge in Depreciation and amortization expense in accordance with provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment charge was in connection with the planned retirement of five Boeing 737-200 aircraft due to a third party's early return of certain leased Boeing 737-200 aircraft, and early retirement of certain other Boeing 737-200s.

(this space intentionally left blank)

US Airways, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2001 and 2000 (unaudited)
(in millions)

	2001	2000
Operating Revenues
Passenger transportation	$1,810	$1,684
US Airways Express transportation revenues	231	191
Cargo and freight	45	38
Other	147	146
Total Operating Revenues	2,233	2,059

Operating Expenses
Personnel costs	877	812
Aviation fuel	294	253
Commissions	81	83
Aircraft rent	123	108
Other rent and landing fees	113	101
Aircraft maintenance	115	103
Other selling expenses	103	97
Depreciation and amortization	113	82
US Airways Express capacity purchases	222	179
Other	409	376
Total Operating Expenses	2,450	2,194

Operating Income (Loss)	(217)	(135)

Other Income (Expense)
Interest income	22	24
Interest expense	(69)	(57)
Interest capitalized	4	3
Other, net	2	(1)
Other Income (Expense), Net	(41)	(31)

Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(258)	(166)
Provision (Credit) for Income Taxes	(88)	(58)

Income (Loss) Before Cumulative Effect
of Accounting Change	(170)	(108)

Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes of $5 Million and
$63 Million, respectively	7	(103)

Net Income (Loss)	$(163)	$(211)
	====	====

 See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
March 31, 2001 (unaudited) and December 31, 2000
(in millions)

ASSETS	March 31, 2001	December 31, 2000
Current Assets
Cash	$25	$31
Cash equivalents	371	465
Short-term investments	664	773
Receivables, net	426	328
Receivables from related parties, net	95	135
Materials and supplies, net	211	228
Deferred income taxes	344	422
Prepaid expenses and other	217	189
Total Current Assets	2,353	2,571

Property and Equipment
Flight equipment	6,974	6,514
Ground property and equipment	1,146	1,114
Less accumulated depreciation and amortization	(3,060)	(2,983)
	5,060	4,645
Purchase deposits for flight equipment	75	44
Total Property and Equipment	5,135	4,689

Other Assets
Goodwill, net	545	550
Other intangibles, net	300	313
Receivable from parent company	41	78
Other assets, net	877	785
Total Other Assets	1,763	1,726
	$9,251	$8,986
	====	====
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$123	$284
Accounts payable	538	506
Traffic balances payable and unused tickets	1,190	890
Accrued aircraft rent	123	349
Accrued salaries, wages and vacation	341	319
Other accrued expenses	443	475
Total Current Liabilities	2,758	2,823
Noncurrent Liabilities
Long-term debt, net of current maturities	3,052	2,688
Accrued aircraft rent	232	182
Deferred gains, net	605	604
Postretirement benefits other than pensions	1,425	1,407
Employee benefit liabilities and other	1,826	1,771
Total Noncurrent Liabilities	7,140	6,652
Commitments and Contingencies
Stockholder's Equity (Deficit)
Common stock	-	-
Paid-in capital	2,612	2,608
Retained earnings (deficit)	(1,000)	(837)
Receivable from parent company	(2,262)	(2,262)
Accumulated other comprehensive income, net of income tax effect	3	2
Total Stockholder's Equity (Deficit)	(647)	(489)
	$9,251	$8,986
	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2001 and 2000 (unaudited)
(in millions)

	2001	2000
Cash flows from operating activities
Net income (loss)	$(163)	$(211)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities
Depreciation and amortization	113	82
Gains on dispositions of property	(1)	-
Amortization of deferred gains and credits	(8)	(10)
Cumulative effect of accounting change, net of applicable income taxes	(7)	103
Other	(5)	(10)
Changes in certain assets and liabilities
Decrease (increase) in receivables	(118)	(129)
Decrease (increase) in materials and supplies, prepaid expenses
and pension assets	(13)	5
Decrease (increase) in deferred income taxes	(2)	(12)
Increase (decrease) in traffic balances payable and unused tickets	299	292
Increase (decrease) in accounts payable and accrued expenses	(103)	11
Increase (decrease) in postretirement benefits other than
pensions, noncurrent	18	18
Net cash provided by (used for) operating activities	10	139

Cash flows from investing activities
Capital expenditures	(536)	(297)
Proceeds from dispositions of property	4	1
Proceeds from exercise of Sabre options	-	81
Decrease (increase) in short-term investments	112	263
Decrease (increase) in restricted cash and investments	(1)	(1)
Funding of parent company's common stock purchases	-	(20)
Funding of parent company's aircraft purchase deposits	(22)	(57)
Other	1	3
Net cash provided by (used for) investing activities	(442)	(27)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	129	-
Proceeds from issuance of long-term debt	412	662
Principal payments on long-term debt	(209)	(16)
Net cash provided by (used for) financing activities	332	646
Net increase (decrease) in Cash and Cash equivalents	(100)	758
Cash and Cash equivalents at beginning of period	496	228
Cash and Cash equivalents at end of period	$396	$986
	====	====
Noncash investing and financing activities
Reduction of parent company receivable-assignment of aircraft
purchase rights by parent company	$121	$160

Supplemental Information
Interest paid during the period, net of amount capitalized	$90	$58
Income taxes paid (received) during the period	$(50)	$(53)

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiaries US Airways Investment Management Company, Inc. (USIM) and US Airways Finance Corporation. US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000.

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

2. Adoption of New Accounting Standard

     Please refer to Note 3 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 4 of this report.

3. Comprehensive Income

     Comprehensive income (loss) was $(161) million and $(211) million for the quarters ended March 31, 2001 and 2000, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income includes changes in the fair value of US Airways' available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

     In connection with the adoption of SFAS 133, US Airways recognized an accumulated derivative gain of $1 million, net of income taxes, related to its heating oil contracts on January 1, 2001. During the first quarter of 2001, US Airways reclassified $1 million into earnings. As of March 31, 2001, US Airways had no outstanding heating oil contracts or accumulated derivative gains or losses on its balance sheet.

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

     Financial information for each reportable operating segment is set forth below (in millions):

	Three Months Ended March 31,
	2001	2000
Operating Revenues:
US Airways (1)	$2,002	$1,868
US Airways Express	231	191
	$2,233	$2,059
	====	====
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change:
US Airways (1)	$(275)	$(189)
US Airways Express	8	12
All Other	9	11
	$(258)	$(166)
	====	====

(1)   Amounts for 2001 include activity of former Shuttle which was merged into US Airways effective
      July 1, 2000.

5. Unusual Item

     Please refer to Note 6 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 6 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.'s (US Airways Group or the Company) and US Airways, Inc.'s (US Airways) Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 2000. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company and US Airways, but rather updates disclosures made in the aforementioned filing.

     Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: economic conditions; labor costs; financing costs; aviation fuel costs; the anticipated merger of the Company and a subsidiary of UAL Corporation (UAL); competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation; consumer perceptions of the Company's products; demand for air transportation in the markets in which the Company operates; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

Financial Overview

     For the first quarter of 2001, the Company's operating revenues were $2.2 billion, operating loss was $228 million, loss before cumulative effect of accounting change was $178 million and diluted loss per common share before cumulative effect of accounting change was $2.66. For the comparative period in 2000, operating revenues were $2.1 billion, operating loss was $139 million, loss before cumulative effect of accounting change was $115 million and diluted loss per common share before cumulative effect of accounting change was $1.72. The Company's results for the first quarter of 2001 include an unusual item (see "Results of Operations" below).

     The major factors that influenced the Company's financial performance for the first quarter 2001 included lower passenger fares (as measured by yield) and relatively high jet fuel prices. Lower passenger fares resulted from changes in US Airways' route structure, a decline in business traffic (which has higher yields than leisure traffic) and the aggressive expansion of low-fare carriers into the Company's primary operating region (see "Selected US Airways Operating and Financial Statistics" below for more information). The major factors that influenced first quarter 2000 results included high jet fuel prices, severe winter weather along the Eastern U.S. in January, reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown and passenger apprehensions of flying on or around December 31, 1999 (Y2K).

Update on Strategic Objectives Progress

     The Company has established a foundation on which it is moving forward towards achieving its long-term strategic objective of establishing itself as a competitive global airline. This foundation includes rationalizing the Company's diverse aircraft operating fleet. In connection with this, the Company received nine A320-family aircraft and three A330 aircraft into its fleet during the first quarter and retired 16 DC-9-30 aircraft. For the last nine months of 2001, the Company expects to take delivery of 14 A320-family aircraft and retire 11 MD-80 aircraft, seven DC-9-30 aircraft and one B737-200 aircraft. As a result of the 2001 DC-9-30 retirements, this fleet type will be eliminated. The Company also eliminated the B727-200 fleet type late in 2000.

Adoption of New Accounting Standard

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' equity (deficit). US Airways believes that the adoption of SFAS 133 will result in more volatility in the financial statements than in the past. Refer to Note 2 (c) in Part II, Item 8A of the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000 for more information regarding the Company's adoption.

Results of Operations

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1A of this report) and in "Selected US Airways Operating and Financial Statistics" below. Certain noted operating and financial statistics presented herein for the three months ended March 31, 2000 for US Airways are adjusted to show what US Airways would have reported if the merger of Shuttle, Inc. (Shuttle) had occurred on January 1, 2000. Except where noted, operating statistics referred to below are for scheduled service only.

Three Months Ended March 31, 2001
Compared with the
Three Months Ended March 31, 2000

Operating Revenues-Passenger transportation revenues increased $79 million or 4.2%. The increase was due to a 17.1% increase in RPMs for US Airways partially offset by a 10.5% decline in yield. Refer to "Selected US Airways Operating and Financial Statistics" below for more information on the yield decline. Passenger transportation revenues for the Company's four wholly-owned regional airlines declined $4 million. Cargo and freight increased 17.9% reflecting the larger cargo capabilities of the new Airbus aircraft. Other operating revenues increased 32.6%. The increase is principally due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates. These affiliates operated an average of 44 regional jet aircraft in the first quarter of 2001 versus 20 regional jet aircraft in the first quarter of 2000. The increased revenues resulting from sales of capacity on the regional jet affiliates are largely offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-The Company's Personnel costs increased 6.5% due to capacity driven increases in full-time equivalent employees and flight hours. Wage rate and employee benefit cost (e.g. medical and dental) increases also contributed to the increase. Aviation fuel increased significantly due to a 9.8% increase in consumption combined with average fuel prices increasing 5.7% over their prior year level. Commissions decreased 3.3% reflecting lower average rates partially offset by increased commissionable transactions. Aircraft rent increased 9.5% reflecting the expense of leased Airbus aircraft. Other rent and landing fees increased as a result of schedule-driven increases in landings and rate increases at certain high-volume airports. Aircraft maintenance increased 6.2% as a result of more aircraft in the operating fleet and the timing of certain engine repairs. Other selling expenses reflects higher computer reservation system fees, credit card fees and fee-based transactions. Depreciation and amortization includes a $22 million impairment charge in connection with the planned retirement of five Boeing 737-200 aircraft due to a third party's early return of certain leased Boeing 737-200 aircraft, and early retirement of certain other Boeing 737-200s. It also increased as a result of the purchase of new Airbus aircraft. Other operating expenses increased due to expenses related to purchases of capacity (ASMs) from regional jet affiliates and increases in certain passenger volume related expenses.

Other Income (Expense)-Interest income reflects higher average investment balances quarter-over-quarter. Interest expense increased due to more debt outstanding resulting from mortgage financing of the Company's Airbus aircraft deliveries.

Provision (Credit) for Income Taxes-The book tax rate was 34% for the first quarter of 2001 and 2000. The tax credits in the first quarter of 2001 and 2000 result from the tax benefits associated with the pretax losses, offset by the tax effects of the Company's permanent tax differences during the first quarter.

(this space intentionally left blank)

Selected US Airways Operating and Financial Statistics (Note 1)

	Three Months Ended March 31,
	2001		2000			Increase (Decrease)
Revenue passengers (thousands)* (2)	14,193		13,184			7.7%
Total RPMs (millions) (2 and 3)	11,413		9,751			17.0%
RPMs (millions)* (2)	11,403		9,735			17.1%
Total ASMs (millions) (2 and 4)	17,245		15,226			13.3%
ASMs (millions)* (2)	17,234		15,205			13.3%
Passenger load factor* (2 and 5)	66.2%		64.0%		2.2	pts.
Break-even load factor (6)	74.5%		70.8%		3.7	pts.
Yield* (2 and 7)	15.88	c	17.74	c		(10.5)%
Passenger revenue per ASM* (2 and 8)	10.50	c	11.36	c		(7.6)%
Revenue per ASM (2 and 9)	11.61	c	12.49	c		(7.0)%
Cost per ASM (2 and 10)	12.78	c	13.43	c		(4.8)%
Average passenger journey (miles)* (2)	803		738			8.8%
Average stage length (miles)* (2)	656		602			9.0%
Revenue aircraft miles (millions)*	122		111			9.9%
Cost of aviation fuel per gallon (11)	93.90	c	88.81	c		5.7%
Cost of aviation fuel per gallon, excluding fuel taxes (12)	87.43	c	82.32	c		6.2%
Gallons of aviation fuel consumed (millions)	313		285			9.8%
Scheduled mileage completion factor*	97.6%		96.7%		0.9	pts.
Operating aircraft at period-end (2)	413		398			3.8%
Full-time equivalent employees at period-end (2)	44,077		43,107			2.3%

* Scheduled service only (excludes charter service). c= cents

(1)

Operating statistics include US Airways' mainline operations as well as the operations of its low-cost product,
MetroJet. Operating statistics include free frequent travelers and the related miles they flew. Financial statistics exclude the revenues and expenses generated under capacity purchase arrangements US Airways has with certain US Airways Express air carriers. Financial statistics also exclude an impairment charge of $22 million recognized during the three months ended March 31, 2001.

(2)	Amounts for the three months ended March 31, 2000 include the activity of the former Shuttle, Inc. on a pro forma basis as if it was merged into US Airways, Inc. as of January 1, 2000.
(3)	Revenue Passenger Miles (RPMs) - revenue passengers multiplied by the number of miles they flew.
(4)	Available Seat Miles (ASMs) - seats available multiplied by the number of miles flown (a measure of capacity).
(5)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(6)	Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
(7)	Passenger transportation revenue divided by RPMs.
(8)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(9)	Total Operating Revenues divided by ASMs (a measure of unit revenue).
(10)	Total Operating Expenses divided by ASMs (a measure of unit cost).
(11)	Includes fuel taxes and transportation charges.
(12)	Includes transportation charges (excludes fuel taxes).

     Capacity (as measured by ASMs) increased 13.3% while RPMs increased 17.1% resulting in a 66.2% passenger load factor, a 2.2 percentage point increase. RPMs for the prior year period were adversely impacted by severe winter weather along the Eastern U.S. particularly in January, reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown and passenger apprehensions of flying on or around December 31, 1999 (Y2K). Also, the capacity increase is due to changes in US Airways' route structure. Average stage length increased 9.0% which reflects the addition of more long-haul flights to the West Coast and European destinations. Long-haul flights decrease unit cost (cost per ASM) but also decrease yield and unit revenue (revenue per ASM).

     US Airways' unit revenue fell 7.0% reflecting the increased capacity including the addition of long-haul flights. Yield decreased 10.5%. These decreases result from the changes to the route structure discussed above, declines in business traffic (which has higher yields than leisure traffic) and the continued aggressive expansion of low-fare carriers such as Southwest Airlines Co., AirTran Airways, Delta Express, JetBlue and Spirit Airlines into the Company's primary operating region.

Liquidity and Capital Resources

     As of March 31, 2001, the Company's Cash, Cash equivalents and Short-term investments totaled $1.11 billion. The Company's ratio of current assets to current liabilities (current ratio) was 0.8 (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1A of this report). As of December 31, 2000, the Company's Cash, Cash equivalents and Short-term investments totaled $1.32 billion and the current ratio was 0.9.

     For the first three months of 2001, the Company's operating activities provided net cash of $17 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report) compared to $158 million for the first three months of 2000. Operating cash flows during the first quarter of 2001 were adversely affected by timing factors and by the same factors that adversely affected financial results during that period (see discussion in "Results of Operations" above).

     For the first three months of 2001, investing activities included cash outflows of $566 million related to capital expenditures. Capital expenditures included $505 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. The net cash used for investing activities for the quarter ended March 31, 2001 was $450 million. For the first three months of 2000, investing activities included cash outflows of $363 million related to capital expenditures. Capital expenditures included $291 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment (including training equipment) and miscellaneous assets. During January 2000, US Airways received $81 million related to its December 1999 exercise of its Sabre Holdings Corporation stock options. Net cash used for investing activities for the quarter ended March 31, 2000 was $15 million.

     Net cash provided by financing activities during the first three months of 2001 was $334 million. US Airways received proceeds of $412 million from the mortgage financing of six A320-family aircraft and three A330 aircraft. US Airways also received $129 million from sale-leaseback transactions on three A320-family aircraft. These proceeds were partially offset by the scheduled principal repayments of long-term debt in the amount of $209 million including the February 1st repayment of US Airways' $175 million 9 5/8% Senior Notes. Net cash provided by financing activities during the first three months of 2000 was $626 million. US Airways received proceeds of $500 million and $162 million from its senior secured credit facilities in March 2000 and mortgage of six A320-family aircraft, respectively. These proceeds were partially offset by the early January purchase of 0.6 million shares of Common Stock on the open market for $20 million and scheduled principal repayments of long-term debt in the amount of $17 million.

     The Company remains highly leveraged. It requires substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company's agreements to acquire new Airbus aircraft, accompanying jet engines and ancillary assets have increased its financing needs and will significantly add to the Company's future financial obligations. Refer to Note 6 (a) in Part II, Item 8A of the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000 for more information regarding the Company's commitments to purchase flight equipment.

Updated Outlook

     For the quarter ending June 30, 2001, US Airways expects unit revenues to be down significantly and unit cost, excluding fuel, to improve year-over-year. As a result of softening economic conditions, the airline industry is experiencing weakness in business travel which is adversely affecting US Airways' unit revenues and yields. Capacity is expected to increase 10% to 12% over 2000 with capacity increases of 43% in the transatlantic market, 45% in the Caribbean and 16% in East-West markets. US Airways anticipates paying approximately 89 cents per gallon including taxes for aviation fuel.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of US Airways Group, Inc. and US Airways, Inc. to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000.

Part II.      Other Information

Item 1.      Legal Proceedings

     No new material legal proceedings have commenced during the time period covered by this interim report. In addition, there have been no significant developments in the pending legal proceedings as previously reported in the Annual Report of US Airways Group, Inc. and US Airways, Inc. to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000.

Item 5. Other Information

     The Company plans to hold its 2001 Annual Meeting of Stockholders on September 19, 2001. In accordance with federal securities laws, proposals to be submitted by stockholders for consideration at the Company's 2001 Annual Meeting and inclusion in the Company's 2001 Proxy Statement must be received by the Company at its executive offices in Arlington, Virginia, not later than June 1, 2001.

     The Company's by-laws require stockholders who intend to nominate directors or propose new business at any Annual Meeting to provide advance notice of such intended action as well as certain additional information. This by-laws provision requires stockholders to provide the Company with notice of their intent to nominate directors or propose new business at the Annual Meeting not less than 30 days nor more than 60 days prior to such Annual Meeting. Accordingly, stockholders who intend to nominate directors or propose new business at the 2001 Annual Meeting must provide advance notice of such intended action on or after July 23, 2001 but no later than August 20, 2001.

Item 6.      Exhibits and Reports on Form 8-K

A. Exhibits
Designation	Description

10.1

Amendment No. 10 dated as of April 9, 2001 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

B. Reports on Form 8-K
Date of Report	Subject of Report

May 8, 2001	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

April 18, 2001

News release disclosing the results of operations for both US Airways Group, Inc. and US Airways, Inc. for the three months ended March 31, 2001, and selected operating and financial statistics for US Airways for the same period.

April 10, 2001	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: May 11, 2001	By: /s/ Anita P. Beier Anita P. Beier Vice President and Controller (Chief Accounting Officer)

US Airways, Inc. (Registrant)

Date: May 11, 2001	By: /s/ Anita P. Beier Anita P. Beier Vice President and Controller (Chief Accounting Officer)