Form 10-K/A
period 2000-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2001-06-15
CIK 701345, 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A - Amendment No.1

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
of 1934

For the fiscal year ended December 31, 2000

or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
Act of 1934

For the transition period from _____ to _____

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

EXPLANATORY NOTE

     This Annual Report on Form 10-K/A for the annual period ended December 31, 2000 is being filed solely to re-file a new version of Exhibit 10.9 and Exhibit 10.10 hereto (pursuant to a confidential treatment request filed with the Securities and Exchange Commission (SEC)) and to amend the list of exhibits, financial statements and reports included in Item 14 therein. The Form 10-K/A constitutes Amendment No. 1 to US Airways Group Inc.'s (US Airways Group) and US Airways, Inc.'s (US Airways) Annual Report on Form 10-K for the annual period ended December 31, 2000.

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
3.1*

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

3.2*	By-Laws of US Airways Group (incorporated by reference to Exhibit 3.2 to US Airways Group's Annual Report on Form 10-K for 1999).

3.3*

Restated Certificate of Incorporation of US Airways (incorporated by reference to Exhibit 3.1 to US Airways' Registration Statement on Form 8-B dated January 27, 1983); and the Certificate of Amendment to Restated Certificate of Incorporation of USAir, Inc. dated February 17, 1997 (incorporated by reference to Exhibit 3.3 to US Airways' Annual Report on Form 10-K for 1996).

3.4*	By-Laws of US Airways (incorporated by reference to Exhibit 3.4 to US Airways' Annual Report on Form 10-K for 1999).

10.1*

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

10.2*

Amendment No. 1 dated as of June 10, 1998 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.3*

Amendment No. 2 dated as of January 19, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.3 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.4*

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

10.5*

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

10.6*

Amendment No. 5 dated as of October 29, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.7*

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

10.8*

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

10.11*

A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.4 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.12*

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

10.13*	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.14*

Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.15*

Incentive Compensation Plan of US Airways Group, Inc. as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1997).

10.16*	US Airways, Inc. Supplementary Retirement Benefit Plan (incorporated by reference to Exhibit 10.5 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1989).

10.17*	US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18*	Amendment No. 1 effective September 19, 2000 to the US Airways, Inc. Supplemental Executive Defined Contribution Plan.

10.19*	Amendment No. 2 effective December 29, 2000 to the US Airways, Inc. Supplemental Executive Defined Contribution Plan.

10.20*	US Airways Group, Inc. Nonemployee Director Stock Purchase Plan (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated May 19, 1999).

10.21*

US Airways Group, Inc. Long-Term Incentive Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.3 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.22*	1998 Pilot Stock Option Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 10 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

10.23*

1997 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 23, 2000 (incorporated by reference to Exhibit 10.4 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.24*

1996 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 23, 2000 (incorporated by reference to Exhibit 10.5 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.25*

US Airways Group Nonemployee Director Stock Incentive Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.6 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.26*

US Airways Group Nonemployee Director Deferred Stock Unit Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.7 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.27*	Amendment No. 1 effective September 20, 2000 to the US Airways Group Nonemployee Director Deferred Stock Unit Plan.

10.28*	1984 Stock Option and Stock Appreciation Rights Plan of USAir Group Inc. (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated March 30, 1984).

10.29*

Employment Agreement between US Airways Group and US Airways and the Chairman of both companies (incorporated by reference to Exhibit 10.18 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.30*	Amendment No. 1 effective May 23, 2000 to the Employment Agreement between US Airways Group and US Airways and the Chairman of both companies.

10.31*

Employment Agreement between US Airways Group and US Airways and the President and Chief Executive Officer of both companies (incorporated by reference to Exhibit 10.19 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.32*	Amendment No. 1 effective May 23, 2000 to the Employment Agreement between US Airways Group and US Airways and the President and Chief Executive Officer of both companies.

10.33*

Employment Agreement between US Airways Group and US Airways and the Senior Vice President-Finance and Chief Financial Officer of both companies (incorporated by reference to Exhibit 10.3 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 1999).

10.34*	Amendment No. 1 effective May 23, 2000 to the Employment Agreement between US Airways Group and US Airways and the Senior Vice President-Finance and Chief Financial Officer of both companies.

10.35*

Employment Agreement between US Airways Group and US Airways and the Executive Vice President-Corporate Affairs and General Counsel of both companies (incorporated by reference to Exhibit 10.13 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.36*	Amendment No. 1 effective May 18, 1999 to the Employment Agreement between US Airways Group and US Airways and the Executive Vice President-Corporate Affairs and General Counsel of both companies.

10.37*	Amendment No. 2 effective May 23, 2000 to the Employment Agreement between US Airways Group and US Airways and the Executive Vice President-Corporate Affairs and General Counsel of both companies.

10.38*	Employment Agreement between US Airways and its Senior Vice President-Marketing of US Airways effective September 10, 1999.

10.39*	Amendment No. 1 effective May 23, 2000 to the Employment Agreement between US Airways and its Senior Vice President-Marketing of US Airways.

10.40*	Supplement effective December 29, 2000 to the Employment Agreement between US Airways and its Senior Vice President-Marketing of US Airways.

10.41*

Agreement between US Airways and its Chairman with respect to certain employment arrangements (incorporated by reference to Exhibit 10.14 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.42*

Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements (incorporated by reference to Exhibit 10.15 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995) .

10.43*

Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel with respect to certain employment arrangements (incorporated by reference to Exhibit 10.16 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.44*

Agreement between US Airways and its Senior Vice President-Finance and Chief Financial Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.5 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 1999).

10.45*

Agreement between US Airways and its Chairman providing supplemental retirement benefits (incorporated by reference to Exhibit 10.23 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.46*

Amendment to the agreement between US Airways and its Chairman providing supplemental retirement benefits (incorporated by reference to Exhibit 10.27 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.47*

Agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.24 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.48*

Amendment to the agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.29 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.49*

Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel providing supplemental retirement benefits (incorporated by reference to Exhibit 10.25 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.50*	Amendment No. 1 effective May 18, 1999 to the Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel providing supplemental retirement benefits.

10.51*	Agreement between US Airways and its Senior Vice President-Marketing effective September 10, 1999 providing supplemental retirement benefits.

21.1*	Subsidiaries of US Airways Group.

21.2*	Subsidiaries of US Airways.

23.1*	Consent of the Auditors of US Airways Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

23.2*	Consent of the Auditors of US Airways to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

24.1*	Powers of Attorney signed by the directors of US Airways Group, authorizing their signatures on this report.

24.2*	Powers of Attorney signed by the directors of US Airways, authorizing their signatures on this report.

* Previously filed

Reports on Form 8-K
Date of Report	Subject of Report

March 13, 2001	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

March 6, 2001	News release announcing the agreement between US Airways Group, Inc., UAL Corporation and the United States Department of Justice to extend the period for regulatory review of the planned merger.

March 1, 2001	News release regarding first quarter 2001 earnings of US Airways Group, Inc. and US Airways, Inc.

February 13, 2001	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

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

US Airways Group, Inc. (Registrant)

Date: June 15, 2001	By: /s/ Anita P. Beier
Anita P. Beier
Vice President and Controller
(Chief Accounting Officer)

US Airways, Inc. (Registrant)

Date: June 15, 2001	By: /s/ Anita P. Beier
Anita P. Beier
Vice President and Controller
(Chief Accounting Officer)