Form 10-Q/A
period 2001-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2001-06-15
CIK 701345, 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A - Amendment No. 1

QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from _____ to ____

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
Yes [X ] No [ ]

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

2

EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2001 is being filed solely to re-file a new version of Exhibit 10.1 hereto (pursuant to a confidential treatment request filed with the Securities and Exchange Commission (SEC)) and to amend the list of exhibits and reports included in Item 6 therein. The Form 10-Q/A constitutes Amendment No. 1 to US Airways Group Inc.'s (US Airways Group) and US Airways, Inc.'s (US Airways) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

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

3

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

4