Form 10-Q
period 2001-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2001-08-03
CIK 701345, 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

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

                                                 Yes    X                            No

     As of July 31, 2001 there were outstanding approximately 67,070,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

US Airways Group, Inc.
and
US Airways, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2001

Table of Contents
Part I.	Financial Information	Page

Item 1A.	Financial Statements-US Airways Group, Inc.

	Condensed Consolidated Statements of Operations
	- Three Months and Six Months Ended June 30, 2001 and 2000	1
	Condensed Consolidated Balance Sheets
	- June 30, 2001 and December 31, 2000	2
	Condensed Consolidated Statements of Cash Flows
	- Six Months Ended June 30, 2001 and 2000	3
	Notes to Condensed Consolidated Financial Statements	4

Item 1B.	Financial Statements-US Airways, Inc.

	Condensed Consolidated Statements of Operations
	- Three Months and Six Months Ended June 30, 2001 and 2000	7
	Condensed Consolidated Balance Sheets
	- June 30, 2001 and December 31, 2000	8
	Condensed Consolidated Statements of Cash Flows
	- Six Months Ended June 30, 2001 and 2000	9
	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Part II.	Other Information

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

US Airways Group, Inc.
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2001 and 2000 (unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Operating Revenues
Passenger transportation	$2,183	$2,212	$4,147	$4,096
Cargo and freight	44	39	90	78
Other	266	182	497	357
Total Operating Revenues	2,493	2,433	4,734	4,531
Operating Expenses
Personnel costs	959	878	1,892	1,754
Aviation fuel	311	284	622	557
Commissions	80	99	167	190
Aircraft rent	145	125	283	250
Other rent and landing fees	119	109	238	220
Aircraft maintenance	143	126	281	256
Other selling expenses	106	115	217	222
Depreciation and amortization	101	92	219	183
Other	509	437	1,023	870
Total Operating Expenses	2,473	2,265	4,942	4,502
Operating Income (Loss)	20	168	(208)	29
Other Income (Expense)
Interest income	18	25	36	37
Interest expense	(76)	(65)	(145)	(122)
Interest capitalized	4	8	11	17
Other, net	4	(1)	7	-
Other Income (Expense), Net	(50)	(33)	(91)	(68)
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(30)	135	(299)	(39)
Provision (Credit) for Income Taxes	(6)	55	(97)	(4)
Income (Loss) Before Cumulative Effect
of Accounting Change	(24)	80	(202)	(35)
Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes of $5 Million and
$63 Million, respectively	-	-	7	(103)
Net Income (Loss)	$(24)	$80	$(195)	$(138)
	====	====	====	====
Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(0.36)	$1.19	$(3.01)	$(0.52)
Cumulative Effect of Accounting Change	$-	$-	$0.11	$(1.55)
Net Earnings (Loss) per Common Share	$(0.36)	$1.19	$(2.90)	$(2.07)
	====	====	====	====
Diluted
Before Cumulative Effect of Accounting Change	$(0.36)	$1.17	$(3.01)	$(0.52)
Cumulative Effect of Accounting Change	$-	$-	$0.11	$(1.55)
Net Earnings (Loss) per Common Share	$(0.36)	$1.17	$(2.90)	$(2.07)
	====	====	====	====
Shares Used for Computation (000)
Basic	67,082	66,831	67,058	66,665
Diluted	67,082	68,282	67,058	66,665

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2001 (unaudited) and December 31, 2000
(in millions)

ASSETS	June 30, 2001	December 31, 2000
Current Assets
Cash	$33	$40
Cash equivalents	484	503
Short-term investments	733	773
Receivables, net	437	331
Materials and supplies, net	247	249
Deferred income taxes	384	428
Prepaid expenses and other	243	268
Total Current Assets	2,561	2,592
Property and Equipment
Flight equipment	7,362	6,762
Ground property and equipment	1,209	1,148
Less accumulated depreciation and amortization	(3,244)	(3,118)
	5,327	4,792
Purchase deposits for flight equipment	101	197
Total Property and Equipment	5,428	4,989
Other Assets
Goodwill, net	541	551
Other intangibles, net	288	313
Other assets, net	746	682
Total Other Assets	1,575	1,546
	$9,564	$9,127
	====	====
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$132	$284
Accounts payable	572	538
Traffic balances payable and unused tickets	1,143	890
Accrued aircraft rent	193	358
Accrued salaries, wages and vacation	341	324
Other accrued expenses	549	524
Total Current Liabilities	2,930	2,918
Noncurrent Liabilities
Long-term debt, net of current maturities	3,177	2,688
Accrued aircraft rent	244	182
Deferred gains, net	617	606
Postretirement benefits other than pensions	1,445	1,407
Employee benefit liabilities and other	1,693	1,684
Total Noncurrent Liabilities	7,176	6,567
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock	101	101
Paid-in capital	2,239	2,241
Retained earnings (deficit)	(1,015)	(820)
Common stock held in treasury, at cost	(1,802)	(1,807)
Deferred compensation	(68)	(75)
Accumulated other comprehensive income, net of income tax effect	3	2
Total Stockholders' Equity (Deficit)	(542)	(358)
	$9,564	$9,127
	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2001 and 2000 (unaudited)
(in millions)

	2001	2000

Net cash provided by (used for) operating activities	$226	$517

Cash flows from investing activities
Capital expenditures	(958)	(893)
Proceeds from dispositions of property	6	8
Proceeds from exercise of Sabre options	-	81
Decrease (increase) in short-term investments	38	229
Decrease (increase) in restricted cash and investments	(1)	-
Other	3	3
Net cash provided by (used for) investing activities	(912)	(572)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	344	-
Proceeds from issuance of long-term debt	538	1,014
Principal payments on long-term debt	(225)	(532)
Purchases of Common Stock	-	(20)
Sales of treasury stock	3	2
Net cash provided by (used for) financing activities	660	464
Net increase (decrease) in Cash and Cash equivalents	(26)	409
Cash and Cash equivalents at beginning of period	543	246
Cash and Cash equivalents at end of period	$517	$655
	====	====

Noncash investing and financing activities
Capital lease obligation incurred	$28	$-

Supplemental Information
Interest paid during the period, net of amount capitalized	$129	$97
Income taxes paid (received) during the period	$(50)	$(50)

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

2.  Earnings (Loss) per Common Share

     Basic Earnings (Loss) per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Earnings (loss) applicable to common stockholders before
cumulative effect of accounting change	$(24)	$80	$(202)	$(35)
	====	====	====	====
Common shares:
Weighted average common shares outstanding (basic)	67.1	66.8	67.1	66.7
Incremental shares related to outstanding stock options (1)	-	1.5	-	-
Weighted average common shares outstanding (diluted)	67.1	68.3	67.1	66.7
	====	====	====	====
EPS before accounting change - Basic	$(0.36)	$1.19	$(3.01)	$(0.52)
EPS before accounting change - Diluted	$(0.36)	$1.17	$(3.01)	$(0.52)

(1)

Option effect is antidilutive and therefore excludes incremental shares related to outstanding stock options of 1.1 million and 1.4 million for the three months and six months ended June 30, 2001, respectively, and 1.1 million for the six months ended June 30, 2000.

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

4.  Comprehensive Income

     Comprehensive income (loss) was $(25) million and $80 million for the three months ended June 30, 2001 and 2000, respectively, and $(193) million and $(138) million for the six months ended June 30, 2001 and 2000, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income includes changes in the fair value of the Company's available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

     In connection with the adoption of SFAS 133, the Company recognized an accumulated derivative gain of $1 million, net of income taxes, related to its heating oil contracts on January 1, 2001. During the first quarter of 2001, the Company reclassified $1 million into earnings as a reduction to aviation fuel expense. As of June 30, 2001, the Company had no outstanding derivative instruments classified as cash flow hedges or accumulated derivative gains or losses on its balance sheet.

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

(this space intentionally left blank)

     Financial information for each reportable operating segment is set forth below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Operating Revenues:
US Airways external	$2,179	$2,172	$4,164	$4,067
US Airways intersegment	21	20	37	37
US Airways Express external	288	234	526	429
US Airways Express intersegment	16	11	30	20
All Other	26	27	44	35
Intersegment elimination	(37)	(31)	(67)	(57)
	$2,493	$2,433	$4,734	$4,531
	====	====	====	====
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change:
US Airways	$(72)	$79	$(347)	$(108)
US Airways Express	35	43	34	49
All Other	7	13	14	20
	$(30)	$135	$(299)	$(39)
	====	====	====	====

6.  Unusual Item

     In March 2001, the Company recorded a $22 million impairment charge in Depreciation and amortization expense in accordance with provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment charge was in connection with the planned retirement of five Boeing 737-200 aircraft due to a third party's early return of certain leased Boeing 737-200 aircraft, and early retirement of certain other Boeing 737-200s.

7.  Subsequent Event

     On July 27, 2001, the U.S. Department of Justice announced its intention to file suit to block the proposed merger of the Company with a wholly-owned subsidiary of UAL Corporation (UAL), United Air Lines, Inc.'s parent corporation. As a result, the Company, UAL and Yellow Jacket Acquisition Corp. (the UAL wholly-owned subsidiary formed for the purpose of this merger) entered into a termination agreement on July 27, 2001 with respect to that certain Agreement and Plan of Merger, dated as of May 23, 2000, as amended, among the parties. In connection with such termination agreement, UAL has paid $50 million to US Airways, which will be reflected in US Airways' third quarter results of operations.

US Airways, Inc.
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2001 and 2000 (unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Operating Revenues
Passenger transportation	$2,005	$1,972	$3,815	$3,656
US Airways Express transportation revenues	287	231	517	422
Cargo and freight	43	38	88	76
Other	151	158	299	304
Total Operating Revenues	2,486	2,399	4,719	4,458

Operating Expenses
Personnel costs	901	814	1,779	1,625
Aviation fuel	295	264	589	517
Commissions	74	91	155	173
Aircraft rent	129	107	253	215
Other rent and landing fees	114	98	227	200
Aircraft maintenance	116	105	231	208
Other selling expenses	97	104	200	201
Depreciation and amortization	96	85	210	167
US Airways Express capacity purchases	239	185	461	364
Other	394	385	800	762
Total Operating Expenses	2,455	2,238	4,905	4,432

Operating Income (Loss)	31	161	(186)	26

Other Income (Expense)
Interest income	21	34	42	59
Interest expense	(76)	(66)	(145)	(123)
Interest capitalized	3	5	7	8
Other, net	3	(2)	6	(4)
Other Income (Expense), Net	(49)	(29)	(90)	(60)

Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(18)	132	(276)	(34)
Provision (Credit) for Income Taxes	(2)	54	(90)	(3)

Income (Loss) Before Cumulative Effect
of Accounting Change	(16)	78	(186)	(31)

Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes of $5 Million and
$63 Million, respectively	-	-	7	(103)

Net Income (Loss)	$(16)	$78	$(179)	$(134)
	====	====	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
June 30, 2001 (unaudited) and December 31, 2000
(in millions)

ASSETS	June 30, 2001	December 31, 2000
Current Assets
Cash	$29	$31
Cash equivalents	437	465
Short-term investments	733	773
Receivables, net	436	328
Receivables from related parties, net	143	135
Materials and supplies, net	227	228
Deferred income taxes	378	422
Prepaid expenses and other	184	189
Total Current Assets	2,567	2,571

Property and Equipment
Flight equipment	7,114	6,514
Ground property and equipment	1,167	1,114
Less accumulated depreciation and amortization	(3,101)	(2,983)
	5,180	4,645
Purchase deposits for flight equipment	22	44
Total Property and Equipment	5,202	4,689

Other Assets
Goodwill, net	541	550
Other intangibles, net	288	313
Receivable from parent company	28	78
Other assets, net	839	785
Total Other Assets	1,696	1,726
	$9,465	$8,986
	====	====
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$132	$284
Accounts payable	542	506
Traffic balances payable and unused tickets	1,143	890
Accrued aircraft rent	190	349
Accrued salaries, wages and vacation	337	319
Other accrued expenses	494	475
Total Current Liabilities	2,838	2,823
Noncurrent Liabilities
Long-term debt, net of current maturities	3,177	2,688
Accrued aircraft rent	244	182
Deferred gains, net	615	604
Postretirement benefits other than pensions	1,444	1,407
Employee benefit liabilities and other	1,810	1,771
Total Noncurrent Liabilities	7,290	6,652
Commitments and Contingencies
Stockholder's Equity (Deficit)
Common stock	-	-
Paid-in capital	2,612	2,608
Retained earnings (deficit)	(1,016)	(837)
Receivable from parent company	(2,262)	(2,262)
Accumulated other comprehensive income, net of income tax effect	3	2
Total Stockholder's Equity (Deficit)	(663)	(489)
	$9,465	$8,986
	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2001 and 2000 (unaudited)
(in millions)

	2001	2000

Net cash provided by (used for) operating activities	$206	$484

Cash flows from investing activities
Capital expenditures	(908)	(817)
Proceeds from dispositions of property	6	4
Proceeds from exercise of Sabre options	-	81
Decrease (increase) in short-term investments	38	229
Decrease (increase) in restricted cash and investments	(1)	-
Funding of parent company's common stock purchases	-	(20)
Funding of parent company's aircraft purchase deposits	(31)	(57)
Other	3	3
Net cash provided by (used for) investing activities	(893)	(577)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	344	-
Proceeds from issuance of long-term debt	538	1,014
Principal payments on long-term debt	(225)	(531)
Net cash provided by (used for) financing activities	657	483
Net increase (decrease) in Cash and Cash equivalents	(30)	390
Cash and Cash equivalents at beginning of period	496	228
Cash and Cash equivalents at end of period	$466	$618
	====	====

Noncash investing and financing activities
Reduction of parent company receivable-assignment of aircraft purchase
rights by parent company	$121	$160
Capital lease obligation incurred	$28	$-

Supplemental Information
Interest paid during the period, net of amount capitalized	$129	$96
Income taxes paid (received) during the period	$(50)	$(51)

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiaries, US Airways Investment Management Company, Inc. (USIM) and US Airways Finance Corporation. US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000.

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

2.  Adoption of New Accounting Standard

     Please refer to Note 3 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 4 of this report.

3.  Comprehensive Income

     Comprehensive income (loss) was $(17) million and $78 million for the three months ended June 30, 2001 and 2000, respectively, and $(178) million and $(133) million for the six months ended June 30, 2001 and 2000, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income includes changes in the fair value of US Airways' available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

     In connection with the adoption of SFAS 133, US Airways recognized an accumulated derivative gain of $1 million, net of income taxes, related to its heating oil contracts on January 1, 2001. During the first quarter of 2001, US Airways reclassified $1 million into earnings as a reduction to aviation fuel expense. As of June 30, 2001, US Airways had no outstanding derivative instruments classified as cash flow hedges or accumulated derivative gains or losses on its balance sheet.

4.  Operating Segments and Related Disclosures

     US Airways has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-

owned subsidiaries). The US Airways Express segment only includes certain revenues and expenses related to US Airways Group's wholly-owned regional airlines and from marketing agreements with three non-owned US Airways Express air carriers.

     Financial information for each reportable operating segment is set forth below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Operating Revenues:
US Airways (1)	$2,199	$2,168	$4,202	$4,036
US Airways Express	287	231	517	422
	$2,486	$2,399	$4,719	$4,458
	====	====	====	====
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change:
US Airways (1)	$(72)	$76	$(347)	$(113)
US Airways Express	48	46	56	58
All Other	6	10	15	21
	$(18)	$132	$(276)	$(34)
	====	====	====	====

 (1)  Amounts for 2001 include activity of former Shuttle which was merged into US Airways effective July 1, 2000.

5.  Unusual Item

     Please refer to Note 6 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 6 of this report.

6.  Subsequent Event

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

Financial Overview

     For the second quarter of 2001, the Company's operating revenues were $2.5 billion, operating income was $20 million, net loss was $24 million and diluted loss per common share was $0.36. For the comparative period in 2000, operating revenues were $2.4 billion, operating income was $168 million, net income was $80 million and diluted earnings per common share was $1.17.

     For the first six months of 2001, the Company's operating revenues were $4.7 billion, operating loss was $208 million, loss before cumulative effect of accounting change was $202 million and diluted loss per common share before cumulative effect of accounting change was $3.01. For the comparative period in 2000, operating revenues were $4.5 billion, operating income was $29 million, loss before cumulative effect of accounting change was $35 million and diluted loss per common share before cumulative effect of accounting change was $0.52. The Company's results for the first six months of 2001 include an unusual item (see "Results of Operations" below).

     The major factors that influenced the Company's financial performance for the three and six months ended June 30, 2001 included lower passenger fares (as measured by yield) and relatively high jet fuel prices. Lower passenger fares resulted from changes in US Airways' route structure, a significant decline in business traffic (which has higher yields than leisure traffic) and the aggressive expansion of low-fare carriers into the Company's primary operating region (see "Selected US Airways Operating and Financial Statistics" below for more information). The major factors that influenced results for the three and six months ended June 30, 2000 included high jet fuel prices, severe weather along the Eastern U.S. in January and June, reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown and passenger apprehensions of flying on or around December 31, 1999 (Y2K).

Update on Aircraft Fleet

     The Company is in the midst of a program to rationalize its fleet. This program includes the addition of up to 400 A320-family aircraft and 30 Airbus widebody aircraft and the retirement of certain older aircraft. As of June 30, 2001, the Company has taken delivery of 109 A320-family and nine A330 aircraft including 19 A320-family aircraft and three A330 aircraft during 2001. For the six months ended June 30, 2001, the Company retired 16 DC-9-30 aircraft, two B737-200 aircraft and one MD-80 aircraft. Three B737-200 aircraft formerly leased to a third party were added to US Airways' operating fleet in the first six months of 2001. For the last six months of 2001, the Company expects to take delivery of four A320-family aircraft and retire 10 MD-80 aircraft, seven DC-9-30 aircraft and three B737-200 aircraft. The Company also expects to add one B737-200 aircraft to its operating fleet when it is returned from a lease to a third party. The DC-9-30 fleet type will be eliminated in 2001 as a result of the remaining retirements. The Company also eliminated the B727-200 fleet type late in 2000.

UAL Corporation Acquisition

     On July 27, 2001, the U.S. Department of Justice announced its intention to file suit to block the proposed merger of the Company with a wholly-owned subsidiary of UAL Corporation (UAL), United Air Lines, Inc.'s parent corporation. As a result, the Company, UAL and Yellow Jacket Acquisition Corp. (the UAL wholly-owned subsidiary formed for the purpose of this merger) entered into a termination agreement on July 27, 2001 with respect to that certain Agreement and Plan of Merger, dated as of May 23, 2000, as amended, among the parties. In connection with such termination agreement, UAL has paid $50 million to US Airways, which will be reflected in US Airways' third quarter results of operations.

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company will adopt SFAS 142 effective January 1, 2002 and is currently assessing its impact. SFAS 142 requires companies to test all goodwill and indefinite lived intangible assets for impairment and to cease amortization of such assets. Its provisions apply to all goodwill and indefinite life intangibles regardless of when they were originally acquired. Refer to Note 1 (f) in Part II, Item 8A of the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000 for more information regarding goodwill and other intangibles.

Other Information

     The Company places significant reliance on its information technology systems. To reduce costs and improve service levels, the Company entered into a long-term agreement with Sabre, Inc. (Sabre) effective January 1, 1998 to provide substantially all of the Company's information technology requirements. On July 1, 2001, Sabre completed the sale of its airline infrastructure outsourcing business to Electronic Data Systems Corporation (EDS) but retained ownership of its intellectual property. In connection with this sale, US Airways bifurcated its service agreement with Sabre into an agreement with EDS and an agreement with Sabre. EDS became responsible for substantially all of the Company's information technology requirements except for certain programming and support for most of Sabre's intellectual property, including Sabre's reservation and fare pricing systems, which Sabre will continue to provide to the Company. The Company does not expect its information technology costs to change materially as a result of these new relationships.

Results of Operations

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1A of this report) and in "Selected US Airways Operating and Financial Statistics" below. Certain noted operating and financial statistics presented herein for the three months and six months ended June 30, 2000 for US Airways are adjusted to show what US Airways would have reported if the merger of Shuttle, Inc. (Shuttle) had occurred on January 1, 2000. Except where noted, operating statistics referred to below are for scheduled service only.

Three Months Ended June 30, 2001
Compared with the
Three Months Ended June 30, 2000

Operating Revenues-Passenger transportation revenues decreased $29 million or 1.3%. The decrease was due to a 10.1% decline in yield partially offset by a 10.1% increase in RPMs for US Airways. Refer to "Selected US Airways Operating and Financial Statistics" below for more information on the yield decline. Passenger transportation revenues for the Company's four wholly-owned regional airlines declined $8 million as a result of a decline in yield. Cargo and freight increased 12.8% reflecting the larger cargo capabilities of the new Airbus aircraft. Other operating revenues increased $84 million or 46.2%. Most of the increase is due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates which increased $63 million. These affiliates operated an average of 52 regional jet aircraft in the second quarter of 2001 versus 23 regional jet aircraft in the second quarter of 2000. The increased revenues resulting from sales of capacity on the regional jet affiliates are largely offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below). Cancellation fees, sales of frequent traveler mileage credits to third parties and revenues related to the sales of fuel to third parties increased $20 million collectively. The increase in cancellation fees is due to an increase in rate from $75 to $100 per cancellation that went into effect during the first quarter of 2001.

Operating Expenses-The Company's Personnel costs increased 9.2% due to capacity driven increases in full-time equivalent employees and flight hours. Wage rate and employee benefit cost (e.g. medical and dental) increases also contributed to the increase. Effective May 1, 2001, most US Airways pilots received 17.0% wage rate increases pursuant to the "parity plus 1%" provision in their labor contract (refer to "Updated Outlook" below for more information). Aviation fuel increased due to an 8.1% increase in consumption combined with average fuel prices increasing 3.3% over their prior year level. Commissions decreased 19.2% reflecting lower average rates. Aircraft rent increased 16.0% reflecting the expense of newly leased Airbus aircraft. Other rent and landing fees increased as a result of schedule-driven increases in landings and rate increases at certain high-volume airports. Aircraft maintenance increased 13.5% as a result of more aircraft in the operating fleet and the timing of certain engine repairs. Other selling expenses reflects lower advertising expenses (prior year contained incremental expenses related to an expanded advertising campaign dubbed "Win Back" targeted at passengers electing to fly other airlines as a result of past operational issues) partially offset by higher computer reservation system fees (mostly rate driven). Depreciation and amortization increased due to the addition of owned Airbus aircraft. Other operating expenses increased due to expenses related to purchases of capacity (ASMs) from regional jet affiliates (see above), expenses from sales of fuel to third parties and increases in certain volume related expenses.

Other Income (Expense)-Interest income reflects lower average investment balances and rates quarter-over-quarter. Interest expense increased due to more debt outstanding resulting from the mortgage financing of certain of the Company's Airbus aircraft deliveries partially offset by reduced interest expense from the scheduled retirement on February 1, 2001 of $175 million of US Airways' 9 5/8% Senior Notes.

Six Months Ended June 30, 2001
Compared with the
Six Months Ended June 30, 2000

Operating Revenues-Passenger transportation revenues increased $51 million or 1.2%. The increase was due to a 13.2% increase in RPMs partially offset by a 10.2% decline in yield. Refer to "Selected US Airways Operating and Financial Statistics" below for more information on the yield decline. Passenger transportation revenues for the Company's four wholly-owned regional airlines declined $10 million resulting primarily from a decline in yield. Cargo and freight increased 15.4% reflecting the larger cargo capabilities of the new Airbus aircraft. Other operating revenues increased $140 million or 39.2%. Most of the increase is due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates which increased $107 million. These affiliates operated an average of 48 regional jet aircraft in the first six months of 2001 versus 21 regional jet aircraft for the comparable period in 2000. The increased revenues resulting from sales of capacity on the regional jet affiliates are largely offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below). Cancellation fees, sales of frequent traveler mileage credits to third parties and revenues related to the sales of fuel to third parties increased $34 million collectively. The increase in cancellation fees is due to an increase in rate from $75 to $100 per cancellation that went into effect during the first quarter of 2001.

Operating Expenses-The Company's Personnel costs increased 7.9% due to capacity driven increases in full-time equivalent employees and flight hours. The US Airways pilot wage rate increases (see above), wage rate increases for other employee groups and increasing employee benefit costs (e.g. medical and dental) also contributed to the increase. Aviation fuel increased due to a 9.1% increase in consumption combined with average fuel prices increasing 4.5% over their prior year level. Commissions decreased 12.1% reflecting lower average rates. Aircraft rent increased 13.2% reflecting the expense of newly leased Airbus aircraft. Other rent and landing fees increased as a result of schedule-driven increases in landings and rate increases at certain high-volume airports. Aircraft maintenance increased 9.8% as a result of more aircraft in the operating fleet and the timing of certain engine repairs. Other selling expenses reflects lower advertising expenses (see explanation for Other selling expenses for the three months ended June 30, 2001 above) partially offset by higher computer reservation system fees (mostly rate driven). Depreciation and amortization includes a $22 million impairment charge in connection with the planned retirement of five Boeing 737-200 aircraft due to a third party's early return of certain leased Boeing 737-200 aircraft, and early retirement of certain other Boeing 737-200s. It also increased as a result of the addition of Airbus aircraft. Other operating expenses increased due to expenses related to purchases of capacity (ASMs) from regional jet affiliates (see above), expenses from sales of fuel to third parties and increases in certain volume related expenses.

Other Income (Expense)-Interest expense increased due to more debt outstanding resulting from the mortgage financing of certain of the Company's Airbus aircraft deliveries partially offset by reduced interest expense from the scheduled retirement on February 1, 2001 of $175 million of US Airways' 9 5/8% Senior Notes.

Provision (Credit) for Income Taxes-The Company's tax credit for the six months ended June 30, 2001 and 2000 was $97 million and $4 million, respectively, based on the loss before income taxes of $299 million and $39 million, respectively, partially offset by cumulative permanent differences.

(this space intentionally left blank)

Selected US Airways Operating and Financial Statistics (Note 1)
	Three Months Ended						Six Months Ended
	June 30,				Increase		June 30,			Increase
	2001	2000		(Decrease)			2001	2000		(Decrease)
Revenue passengers (thousands)* (2)	16,582		16,038		3.4%		30,775		29,222		5.3%
Total RPMs (millions) (2 and 3)	13,480		12,251		10.0%		24,893		22,002		13.1%
RPMs (millions)* (2)	13,471		12,235		10.1%		24,874		21,970		13.2%
Total ASMs (millions) (2 and 4)	18,275		16,443		11.1%		35,520		31,668		12.2%
ASMs (millions)* (2)	18,265		16,423		11.2%		35,499		31,629		12.2%
Passenger load factor* (2 and 5)	73.8%		74.5%		(0.7)	pts.	70.1%		69.5%		0.6	pts.
Break-even load factor (6)	76.2%		72.1%		4.1	pts.	75.5%		71.6%		3.9	pts.
Yield* (2 and 7)	14.88	c	16.56	c	(10.1)%		15.34	c	17.08	c	(10.2)%
Passenger revenue per ASM* (2 and 8)	10.98	c	12.34	c	(11.0)%		10.75	c	11.87	c	(9.4)%
Revenue per ASM (2 and 9)	12.04	c	13.39	c	(10.1)%		11.83	c	12.96	c	(8.7)%
Cost per ASM (2 and 10)	12.13	c	12.62	c	(3.9)%		12.45	c	13.01	c	(4.3)%
Average passenger journey (miles)* (2)	812		763		6.4%		808		752		7.4%
Average stage length (miles)* (2)	666		631		5.5%		661		617		7.1%
Revenue aircraft miles (millions)*	127		118		7.6%		249		229		8.7%
Cost of aviation fuel per gallon (11)	88.12	c	85.29	c	3.3%		90.91	c	86.98	c	4.5%
Cost of aviation fuel per gallon, excluding fuel taxes (12)	81.89	c	78.98	c	3.7%		84.57	c	80.58	c	5.0%
Gallons of aviation fuel consumed (millions)	334		309		8.1%		648		594		9.1%
Scheduled mileage completion factor*	98.7%		97.1%		1.6	pts.	98.2%		96.9%		1.3	pts.
Operating aircraft at period-end (2)	423		406		4.2%		423		406		4.2%
Full-time equivalent employees at period-end (2)	44,673		43,033		3.8%		44,673		43,033		3.8%

* Scheduled service only (excludes charter service). c = cents

(1)

Operating statistics include US Airways' mainline operations as well as the operations of its low-cost product, MetroJet. Operating statistics include free frequent travelers and the related miles they flew. Financial statistics exclude the revenues and expenses generated under capacity purchase arrangements US Airways has with certain US Airways Express air carriers. Financial statistics for the six months ended June 30, 2001 also exclude an impairment charge of $22 million.

(2)	Amounts for the three and six months ended June 30, 2000 include the activity of the former Shuttle, Inc. on a pro forma basis as if it was merged into US Airways, Inc. as of January 1, 2000
(3)	Revenue Passenger Miles (RPMs) - revenue passengers multiplied by the number of miles they flew.
(4)	Available Seat Miles (ASMs) - seats available multiplied by the number of miles flown (a measure of capacity).
(5)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(6)	Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
(7)	Passenger transportation revenue divided by RPMs
(8)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(9)	Total Operating Revenues divided by ASMs (a measure of unit revenue).
(10)	Total Operating Expenses divided by ASMs (a measure of unit cost).
(11)	Includes fuel taxes and transportation charges.
(12)	Includes transportation charges (excludes fuel taxes).

      Capacity (as measured by ASMs) increased 11.2% and 12.2% for the three and six months ended June 30, 2001, respectively. RPMs increased 10.1% and 13.2% for the three and six months ended June 30, 2001, respectively. The impact to passenger load factor was a decrease of 0.7 percentage points for the three months ended June 30, 2001 and an increase of 0.6 percentage points for the six months ended June 30, 2001. RPMs for the prior year period were adversely impacted by severe weather along the Eastern U.S. particularly in January and June, reduced passenger traffic stemming from the then-threatened March 25, 2000 shutdown and passenger apprehensions of flying on or around December 31, 1999 (Y2K). The capacity increases are due to changes in US Airways' route structure and increases in operating aircraft. Average stage length increases reflect the addition of more long-haul flights to the Caribbean, West Coast and European destinations. Long-haul flights decrease unit cost (cost per ASM) but also decrease yield and unit revenue (revenue per ASM).

     US Airways' unit revenue fell 10.1% and 8.7% for the three and six months ended June 30, 2001. Yield decreased 10.1% and 10.2% for the three and six months ended June 30, 2001. These decreases result from the changes to average stage length discussed above, declines in business traffic (which has higher yields than leisure traffic) and the continued expansion of regional jet operators and low-fare carriers such as Southwest Airlines, AirTran Airways, Delta Express, JetBlue and Spirit Airlines into the Company's primary operating region.

Liquidity and Capital Resources

     As of June 30, 2001, the Company's Cash, Cash equivalents and Short-term investments totaled $1.25 billion. The Company's ratio of current assets to current liabilities (current ratio) was 0.9 (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1A of this report). As of December 31, 2000, the Company's Cash, Cash equivalents and Short-term investments totaled $1.32 billion and the current ratio was 0.9.

     For the first six months of 2001, the Company's operating activities provided net cash of $226 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report) compared to $517 million for the first six months of 2000. Operating cash flows during this period were affected by the same factors that adversely affected financial results (see discussion in "Results of Operations" above).

     For the first six months of 2001, investing activities included cash outflows of $958 million related to capital expenditures. Capital expenditures included $850 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. The net cash used for investing activities for the six months ended June 30, 2001 was $912 million. For the first six months of 2000, investing activities included cash outflows of $893 million related to capital expenditures. Capital expenditures included $760 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment (including training equipment) and miscellaneous assets. During January 2000, US Airways received $81 million related to its December 1999 exercise of its Sabre Holdings Corporation stock options. Net cash used for investing activities for the six months ended June 30, 2000 was $572 million.

     Net cash provided by financing activities during the first six months of 2001 was $660 million. US Airways received proceeds of $534 million from the mortgage financing of nine A320-family aircraft and three A330 aircraft. US Airways also received $344 million from sale-leaseback transactions on eight A320-family aircraft. These proceeds were partially offset by the scheduled principal repayments of long-term debt in the amount of $225 million including the February 1, 2001 repayment of US Airways' $175 million 9 5/8% Senior Notes. Net cash provided by financing activities during the first six months of 2000 was $464 million. US Airways received proceeds of $500 million and $514 million from its secured revolving credit facilities in March 2000 and from mortgages of eight A320-family aircraft and five A330 aircraft, respectively. These proceeds were partially offset by the early January 2000 purchase of 0.6 million shares of Common Stock on the open market for $20 million, the $500 million repayment of the secured revolving credit facilities on May 4, 2000 and scheduled principal repayments of long-term debt in the amount of $32 million.

     On May 29, 2001, Moody's Investors Service (Moody's) downgraded its ratings on US Airways Group and US Airways. The most noteworthy of the downgrades was to US Airways' senior secured debt which was downgraded from "Ba3" to "B1." US Airways' senior secured debt includes its enhanced equipment trust certificates which to date have served as the primary source of financing for its new Airbus aircraft. On July 27, 2001, Standard and Poor's (S&P) removed US Airways Group and US Airways from CreditWatch, affirmed its ratings on the companies and stated that the outlook is now negative. On July 30, 2001, Moody's revised the direction of its review of US Airways Group and US Airways ratings to a review for possible downgrade from a review with direction uncertain. Credit ratings issued by agencies such as S&P and Moody's affect a company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

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

Updated Outlook

     For the quarter ending September 30, 2001, US Airways expects unit revenues to be down similar to the decline experienced in the second quarter of 2001 and unit cost, excluding fuel, to increase year-over-year. As a result of softening economic conditions, the airline industry is continuing to experience weakness in business travel which is adversely affecting US Airways' unit revenues and yields. Through the end of July, business travel bookings remain depressed.

     With the termination of the merger agreement with UAL, the Company is moving forward to address the competitive environment. Additionally, to better match capacity with demand, the Company is scaling back its growth plans for the remainder of 2001. For the third and fourth quarters of 2001 capacity is expected to increase 4.5% and 1% year over year, respectively. Furthermore, the Company is currently evaluating the fleet plan beyond 2001. This evaluation could result in the accelerated retirement of certain older aircraft, delays in taking new aircraft or a combination thereof. The results of the evaluation, as well as indications of possible material changes to the market values of existing aircraft, is likely to result in the Company recognizing an impairment charge in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of."

     Most of US Airways' major labor groups contract pay rates are linked to the weighted average cost for comparable positions at Delta Air Lines, Inc., American Airlines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. plus 1% ("parity plus 1%"). Several major labor groups at these four airlines have either recently ratified new contracts or are actively negotiating new contracts. While it is impossible to reliably predict the ultimate wage rate increases that may result from negotiations on the open contracts, based on increases provided for in the ratified contracts, US Airways expects its personnel costs to increase materially in 2002.

     As of July 31, 2001, the Company's regional jet operators flew 59 regional jets as part of US Airways Express. This number is expected to increase to 70 by the end of 2001. The Company has used these regional jets to add new markets, upgrade high-load turbo-prop flights and substitute them for larger jet aircraft experiencing low load factors. US Airways' pilot labor agreement currently limits the use of such aircraft to 70 aircraft. The Company desires to add more regional jets and is meeting with its pilot union representatives to amend the agreement.

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

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

Date of Report	Subject of Report

July 27, 2001	Termination Agreement dated as of July 27, 2001 among US Airways Group, Inc., UAL Corporation and Yellow Jacket Acquisition Corp.

July 27, 2001

US Airways Group, Inc. issued a statement in response to the U.S. Department of Justice's decision regarding the Company's proposed merger with a subsidiary of UAL Corporation and announced the termination of the merger agreement.

July 18, 2001

News release disclosing the results of operations for both US Airways Group, Inc. and US Airways, Inc. for the three months and six months ended June 30, 2001, and selected operating and financial statistics for US Airways for the same periods.

July 13, 2001	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

July 12, 2001

News release announcing that US Airways Group, Inc. and UAL Corporation have provided the U.S. Department of Justice with the 21 days advance notice required to obtain a determination of its position on the pending merger.

July 10, 2001	News release regarding the intention of US Airways Group, Inc. if the proposed merger with a subsidiary of UAL Corporation is not approved.

July 2, 2001	News release regarding the proposed merger between US Airways Group, Inc. and a subsidiary of UAL Corporation.

June 12, 2001	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: August 3, 2001	By: /s/ Anita P. Beier
Anita P. Beier
Vice President and Controller
(Chief Accounting Officer)

US Airways, Inc. (Registrant)

Date: August 3, 2001	By: /s/ Anita P. Beier
Anita P. Beier
Vice President and Controller
(Chief Accounting Officer)