Form 10-Q
period 2001-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2001-11-09
CIK 701345, 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

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

                                                 Yes    X                            No

     As of October 31, 2001 there were outstanding approximately 68,126,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

US Airways Group, Inc.
and
US Airways, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2001

Table of Contents
Part I.	Financial Information	Page

Item 1A.	Financial Statements-US Airways Group, Inc.

	Condensed Consolidated Statements of Operations
	- Three Months and Nine Months Ended September 30, 2001 and 2000	1
	Condensed Consolidated Balance Sheets
	- September 30, 2001 and December 31, 2000	2
	Condensed Consolidated Statements of Cash Flows
	- Nine Months Ended September 30, 2001 and 2000	3
	Notes to Condensed Consolidated Financial Statements	4

Item 1B.	Financial Statements-US Airways, Inc.

	Condensed Consolidated Statements of Operations
	- Three Months and Nine Months Ended September 30, 2001 and 2000	9
	Condensed Consolidated Balance Sheets
	- September 30, 2001 and December 31, 2000	10
	Condensed Consolidated Statements of Cash Flows
	- Nine Months Ended September 30, 2001 and 2000	11
	Notes to Condensed Consolidated Financial Statements	12

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	14
	Results of Operations	17
	Liquidity and Capital Resources	23
	Updated Outlook	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Part II.	Other Information

Item 1.	Legal Proceedings	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27

US Airways Group, Inc.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2001 and 2000 (unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues
Passenger transportation	$1,708	$2,142	$5,854	$6,238
Cargo and freight	37	42	127	120
Other	244	197	742	554
Total Operating Revenues	1,989	2,381	6,723	6,912
Operating Expenses
Personnel costs	965	915	2,857	2,668
Aviation fuel	278	347	901	904
Commissions	64	90	231	280
Aircraft rent	148	130	431	380
Other rent and landing fees	112	116	350	336
Aircraft maintenance	125	125	406	380
Other selling expenses	89	105	306	328
Depreciation and amortization	91	94	288	277
Asset impairments and other special charges	712	-	734	-
Airline stabilization act grant	(331)	-	(331)	-
Other	486	454	1,507	1,325
Total Operating Expenses	2,739	2,376	7,680	6,878
Operating Income (Loss)	(750)	5	(957)	34
Other Income (Expense)
Interest income	14	16	51	53
Interest expense	(75)	(65)	(220)	(186)
Interest capitalized	3	9	14	26
Merger termination fee	50	-	50	-
Other, net	(8)	(2)	(2)	(3)
Other Income (Expense), Net	(16)	(42)	(107)	(110)
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(766)	(37)	(1,064)	(76)
Provision (Credit) for Income Taxes	-	(7)	(97)	(11)
Income (Loss) Before Cumulative Effect
of Accounting Change	(766)	(30)	(967)	(65)
Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes of $5 Million and
$63 Million, respectively	-	-	7	(103)
Net Income (Loss)	$(766)	$(30)	$(960)	$(168)
	====	====	====	====

Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(11.42)	$(0.45)	$(14.43)	$(0.97)
Cumulative Effect of Accounting Change	$-	$-	$0.11	$(1.55)
Net Earnings (Loss) per Common Share	$(11.42)	$(0.45)	$(14.32)	$(2.52)
	=====	=====	=====	=====
Diluted
Before Cumulative Effect of Accounting Change	$(11.42)	$(0.45)	$(14.43)	$(0.97)
Cumulative Effect of Accounting Change	$-	$-	$0.11	$(1.55)
Net Earnings (Loss) per Common Share	$(11.42)	$(0.45)	$(14.32)	$(2.52)
	====	====	====	====

Shares Used for Computation (000)
Basic	67,056	67,056	67,058	66,797
Diluted	67,056	67,056	67,058	66,797

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 2001 (unaudited) and December 31, 2000
(in millions)

ASSETS	September 30, 2001	December 31, 2000
Current Assets
Cash	$55	$40
Cash equivalents	520	503
Short-term investments	470	773
Receivables, net	439	331
Materials and supplies, net	245	249
Deferred income taxes	250	428
Prepaid expenses and other	175	268
Total Current Assets	2,154	2,592
Property and Equipment
Flight equipment	7,489	6,762
Ground property and equipment	1,207	1,148
Less accumulated depreciation and amortization	(3,870)	(3,118)
	4,826	4,792
Purchase deposits for flight equipment	85	197
Total Property and Equipment	4,911	4,989
Other Assets
Goodwill, net	536	551
Other intangibles, net	276	313
Other assets, net	804	682
Total Other Assets	1,616	1,546
	$8,681	$9,127
	====	====

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$135	$284
Accounts payable	565	538
Traffic balances payable and unused tickets	1,018	890
Accrued aircraft rent	147	358
Accrued salaries, wages and vacation	424	324
Other accrued expenses	534	524
Total Current Liabilities	2,823	2,918
Noncurrent Liabilities
Long-term debt, net of current maturities	3,168	2,688
Accrued aircraft rent	247	182
Deferred gains, net	604	606
Postretirement benefits other than pensions	1,457	1,407
Employee benefit liabilities and other	1,686	1,684
Total Noncurrent Liabilities	7,162	6,567
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock	101	101
Paid-in capital	2,240	2,241
Retained earnings (deficit)	(1,780)	(820)
Common stock held in treasury, at cost	(1,804)	(1,807)
Deferred compensation	(65)	(75)
Accumulated other comprehensive income, net of income tax effect	4	2
Total Stockholders' Equity (Deficit)	(1,304)	(358)
	$8,681	$9,127
	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2001 and 2000 (unaudited)
(in millions)

	2001	2000

Net cash provided by (used for) operating activities	$193	$645

Cash flows from investing activities
Capital expenditures	(1,121)	(1,459)
Proceeds from dispositions of property	42	23
Proceeds from exercise of Sabre options	-	81
Decrease (increase) in short-term investments	300	(72)
Decrease (increase) in restricted cash and investments	(41)	5
Other	7	2
Net cash provided by (used for) investing activities	(813)	(1,420)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	344	582
Proceeds from issuance of long-term debt	578	1,051
Principal payments on long-term debt and capital lease obligations	(272)	(555)
Purchases of Common Stock	-	(20)
Sales of treasury stock	2	1
Net cash provided by (used for) financing activities	652	1,059
Net increase (decrease) in Cash and Cash equivalents	32	284
Cash and Cash equivalents at beginning of period	543	246
Cash and Cash equivalents at end of period	$575	$530
	====	====

Noncash investing and financing activities
Capital lease obligation incurred	$32	$-

Supplemental Information
Interest paid during the period, net of amount capitalized	$237	$175
Income taxes paid (received) during the period	$(106)	$(51)

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's and US Airways, Inc.'s (US Airways, the Company's principal operating subsidiary) Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified to conform with 2001 presentation.

     On September 11, 2001, the Federal Aviation Administration ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. This grounding lasted nearly three days. Ronald Reagan Washington National Airport, where the Company has substantial operations, remained closed until October 4, 2001, after which operations are being gradually phased in. In the aftermath of September 11, 2001 and as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company implemented several measures aimed at downsizing its operations to better match capacity with decreased air travel demand.

     Management believes that all adjustments necessary for a fair statement of results, including those related to September 11, 2001, have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Earnings (Loss) per Common Share

     Basic Earnings (Loss) per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options.

(this space intentionally left blank)

     The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Earnings (loss) applicable to common stockholders before
cumulative effect of accounting change	$(766)	$(30)	$(967)	$(65)
	====	====	====	====
Common shares:
Weighted average common shares outstanding (basic)	67.1	67.1	67.1	66.8
Incremental shares related to outstanding stock options (1)	-	-	-	-
Weighted average common shares outstanding (diluted)	67.1	67.1	67.1	66.8
	====	====	====	====
EPS before accounting change - Basic	$(11.42)	$(0.45)	$(14.43)	$(0.97)
EPS before accounting change - Diluted	$(11.42)	$(0.45)	$(14.43)	$(0.97)

(1)      Option effect is antidilutive and therefore excludes incremental shares related to outstanding stock options of 0.2 million and 1.0 million for the three months and nine months ended September 30, 2001, respectively, and 1.6 million and 1.3 million for the three months and nine months ended September 30, 2000, respectively.

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

4.  Income Taxes

     The Company recorded a valuation allowance against the net deferred tax assets as of September 30, 2001. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. In the three months ended September 30, 2001, the Company recorded a $291 million valuation allowance related to the net deferred tax asset resulting in zero income tax expense for the quarter. As of September 30, 2001 the Company had a net deferred tax asset of $427 million. The Company believes that it will generate sufficient taxable income to realize this asset.

5.  Comprehensive Income

     Comprehensive income (loss) was $(765) million and $(30) million for the three months ended September 30, 2001 and 2000, respectively, and $(958) million and $(168) million for the nine months ended September 30, 2001 and 2000, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income includes changes in the fair value of the Company's available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

     In connection with the adoption of SFAS 133, the Company recognized an accumulated derivative gain of $1 million, net of income taxes, related to its heating oil contracts on January 1, 2001. During the first quarter of 2001, the Company reclassified $1 million into earnings as a reduction to aviation fuel expense. As of September 30, 2001, the Company had no outstanding derivative instruments classified as cash flow hedges or accumulated derivative gains or losses on its balance sheet.

6.  Commitments to Purchase Flight Equipment

     As of September 30, 2001, the Company had 42 A320-family aircraft on firm order, 173 aircraft subject to reconfirmation prior to scheduled delivery and options for 72 additional aircraft. In October 2001, the Company reached an agreement with an affiliate of Airbus Industrie G.I.E. to revise the aircraft delivery schedule. Under the revised schedule, nine firm-order aircraft are expected to be delivered in 2002 and the remaining firm-order aircraft are expected to be delivered in the years 2005 through 2009. Additionally, the Company's one A330 aircraft on firm order is scheduled for delivery in 2007, and it continues to hold options for 20 additional A330 aircraft.

     The minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft under the revised schedule (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $6 million in fourth quarter 2001, $374 million in 2002, $2 million in 2003, $2 million in 2004, $94 million in 2005 and $1.68 billion thereafter.

7.  Long-Term Debt

     Effective as of August 15, 2001, US Airways terminated its $190 million 364-day secured revolving credit facility and its $250 million three-year secured revolving credit facility. No amounts were outstanding under these facilities as of August 15, 2001.

8.  Operating Segments and Related Disclosures

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

     Financial information for each reportable operating segment is set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues:
US Airways external	$1,727	$2,128	$5,891	$6,196
US Airways intersegment	18	19	55	56
US Airways Express external	239	232	765	661
US Airways Express intersegment	16	12	46	32
All Other	23	21	67	55
Intersegment elimination	(34)	(31)	(101)	(88)
	$1,989	$2,381	$6,723	$6,912
	====	====	====	====
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change:
US Airways	$(760)	$(73)	$(1,108)	$(181)
US Airways Express	(14)	29	20	78
All Other	8	7	24	27
	$(766)	$(37)	$(1,064)	$(76)
	====	====	=====	====

9.  Special Charges, Airline Grant and Merger Termination Fees

(i)  Special Charges

     Asset impairments and other special charges included within the Company's condensed consolidated statements of operations includes the following components (dollars in millions):
	Period Ended September 30, 2001
	Quarter		Year-to-date
Aircraft and related impairments	$617	a)	$639	b)
Employee severance including benefits	75	c)	75	c)
Other (leasehold improvement and future lease commitments)	20	d)	20	d)
	$712		$734
	====		====

a)

During August 2001, US Airways conducted an impairment analysis in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pre-tax charge of $403 million. In the aftermath of September 11, 2001, the Company elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft are now scheduled to be retired by the end of 2001 while the F-100s and MD-80s are scheduled to be retired by April 2002. Based on this, the Company conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pre-tax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, the Company reviewed other aircraft-related assets which resulted in a pre-tax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less cost to sale. Management estimated fair value considering recent sales and leasing transactions. US Airways also recognized a pre-tax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts.

b)

In addition to the items in footnote a) above, the Company recognized a pre-tax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party's early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the quarter ended March 31, 2001.

c)

In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 9,800 of the affected employees will be terminated or be furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees will be terminated or be furloughed by May 2002. US Airways' headcount reduction will be largely accomplished through involuntary termination/furloughs. US Airways will pay involuntary termination/furlough benefits based on each employee group's applicable policy. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally receive extended benefits (e.g. medical, dental, life insurance) but forego their furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pre-tax charge of $75 million representing the involuntary severance pay and the benefits for affected employees. The cash outlays associated with this charge will largely occur during the fourth quarter of 2001 and the first half of 2002 and will approximate the amount of the charge.

d)

US Airways recognized a pre-tax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pre-tax charge of $7 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date or aircraft park date.

(ii)  Airline Grant

     On September 22, 2001, President Bush signed into law, the Air Transportation Safety and System Stabilization Act (Stabilization Act), which provides, among other things, for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. On September 27, 2001, the Company received approximately $165 million (US Airways received $160 million and the Company's regional subsidiaries received $5 million) from the U.S. Government under the Stabilization Act. The Company expects to receive an additional $116 million before the end of the calendar year and $50 million in 2002 under the Stabilization Act. The payments will partially compensate the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

(iii)  Merger Termination Fees

     On July 27, 2001, the U.S. Department of Justice announced its intention to file suit to block the proposed merger of the Company with a wholly-owned subsidiary of UAL Corporation (UAL), United Air Lines, Inc.'s parent corporation. As a result, the Company, UAL and Yellow Jacket Acquisition Corp. (the UAL wholly-owned subsidiary formed for the purpose of this merger) entered into a termination agreement on July 27, 2001 with respect to that certain Agreement and Plan of Merger, dated as of May 23, 2000, as amended, among the parties. In connection with such termination agreement, UAL has paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. This amount is included in Other, net on the Company's condensed consolidated statements of operations.

US Airways, Inc.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2001 and 2000 (unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues
Passenger transportation	$1,569	$1,967	$5,384	$5,623
US Airways Express transportation revenues	235	229	753	651
Cargo and freight	36	41	125	117
Other	140	139	437	443
Total Operating Revenues	1,980	2,376	6,699	6,834

Operating Expenses
Personnel costs	905	863	2,683	2,488
Aviation fuel	263	329	852	845
Commissions	60	84	215	257
Aircraft rent	132	115	385	330
Other rent and landing fees	107	110	334	310
Aircraft maintenance	102	102	333	310
Other selling expenses	80	97	280	298
Depreciation and amortization	86	89	273	256
Asset impairments and other special charges	712	-	734	-
Airline stabilization act grant	(319)	-	(319)	-
US Airways Express capacity purchases	239	195	701	559
Other	354	381	1,155	1,145
Total Operating Expenses	2,721	2,365	7,626	6,798

Operating Income (Loss)	(741)	11	(927)	36

Other Income (Expense)
Interest income	17	26	60	85
Interest expense	(75)	(64)	(220)	(187)
Interest capitalized	1	4	8	11
Merger termination fee	50	-	50	-
Other, net	(8)	(3)	(3)	(5)
Other Income (Expense), Net	(15)	(37)	(105)	(96)

Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(756)	(26)	(1,032)	(60)
Provision (Credit) for Income Taxes	-	(3)	(90)	(6)

Income (Loss) Before Cumulative Effect
of Accounting Change	(756)	(23)	(942)	(54)

Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes of $5 Million and
$63 Million, respectively	-	-	7	(103)

Net Income (Loss)	$(756)	$(23)	$(935)	$(157)
	====	====	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
September 30, 2001 (unaudited) and December 31, 2000
(in millions)

ASSETS	September 30, 2001	December 31, 2000
Current Assets
Cash	$44	$31
Cash equivalents	470	465
Short-term investments	470	773
Receivables, net	433	328
Receivables from related parties, net	142	135
Materials and supplies, net	225	228
Deferred income taxes	229	422
Prepaid expenses and other	127	189
Total Current Assets	2,140	2,571

Property and Equipment
Flight equipment	7,238	6,514
Ground property and equipment	1,163	1,114
Less accumulated depreciation and amortization	(3,722)	(2,983)
	4,679	4,645
Purchase deposits for flight equipment	-	44
Total Property and Equipment	4,679	4,689

Other Assets
Goodwill, net	536	550
Other intangibles, net	276	313
Receivable from parent company	58	78
Other assets, net	879	785
Total Other Assets	1,749	1,726
	$8,568	$8,986
	====	====
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$135	$284
Accounts payable	532	506
Traffic balances payable and unused tickets	1,018	890
Accrued aircraft rent	141	349
Accrued salaries, wages and vacation	420	319
Other accrued expenses	486	475
Total Current Liabilities	2,732	2,823
Noncurrent Liabilities
Long-term debt, net of current maturities	3,168	2,688
Accrued aircraft rent	247	182
Deferred gains, net	603	604
Postretirement benefits other than pensions	1,456	1,407
Employee benefit liabilities and other	1,780	1,771
Total Noncurrent Liabilities	7,254	6,652
Commitments and Contingencies
Stockholder's Equity (Deficit)
Common stock	-	-
Paid-in capital	2,612	2,608
Retained earnings (deficit)	(1,772)	(837)
Receivable from parent company	(2,262)	(2,262)
Accumulated other comprehensive income, net of income tax effect	4	2
Total Stockholder's Equity (Deficit)	(1,418)	(489)
	$8,568	$8,986
	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2001 and 2000 (unaudited)
(in millions)

	2001	2000

Net cash provided by (used for) operating activities	$158	$601

Cash flows from investing activities
Capital expenditures	(1,061)	(1,352)
Proceeds from dispositions of property	42	18
Proceeds from exercise of Sabre options	-	81
Decrease (increase) in short-term investments	300	(72)
Decrease (increase) in restricted cash and investments	(41)	5
Funding of parent company's common stock purchases	-	(20)
Funding of parent company's aircraft purchase deposits	(37)	(81)
Other	7	4
Net cash provided by (used for) investing activities	(790)	(1,417)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	344	582
Proceeds from issuance of long-term debt	578	1,051
Principal payments on long-term debt and capital lease obligations	(272)	(555)
Net cash provided by (used for) financing activities	650	1,078
Net increase (decrease) in Cash and Cash equivalents	18	262
Cash and Cash equivalents at beginning of period	496	228
Cash and Cash equivalents at end of period	$514	$490
	====	====

Noncash investing and financing activities
Reduction of parent company receivable-assignment of aircraft
purchase rights by parent company	$121	$269
Capital lease obligation incurred	$32	$-

Supplemental Information
Interest paid during the period, net of amount capitalized	$237	$174
Income taxes paid (received) during the period	$(106)	$(53)

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiaries, US Airways Investment Management Company, Inc. and US Airways Finance Corporation. US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified to conform with 2001 presentation.

     On September 11, 2001, the Federal Aviation Administration ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. This grounding lasted nearly three days. Ronald Reagan Washington National Airport, where US Airways has substantial operations, remained closed until October 4, 2001, after which operations are being gradually phased in. In the aftermath of September 11, 2001 and as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, US Airways implemented several measures aimed at downsizing its operations to better match capacity with decreased air travel demand.

     Effective July 1, 2000, Shuttle, Inc. (Shuttle) was merged into US Airways. The operations of the former Shuttle subsequent to June 30, 2000 are included in US Airways' consolidated financial statements. Shuttle was formerly a wholly-owned subsidiary of US Airways Group.

     Management believes that all adjustments necessary for a fair statement of results, including those related to September 11, 2001, have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Adoption of New Accounting Standard

     Please refer to Note 3 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 5 of this report.

3.  Income Taxes

     US Airways recorded a valuation allowance against the net deferred tax assets as of September 30, 2001. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. In the three months ended September 30, 2001, US Airways recorded a $288 million valuation allowance related to the net deferred tax asset resulting in zero income tax expense for the quarter. As of September 30, 2001 US Airways had a net deferred tax asset of $420 million. US Airways believes that it will generate sufficient taxable income to realize this asset.

4.  Comprehensive Income

     Comprehensive income (loss) was $(755) million and $(23) million for the three months ended September 30, 2001 and 2000, respectively, and $(933) million and $(157) million for the nine months ended September 30, 2001 and 2000, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income includes changes in the fair value of US Airways' available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

     In connection with the adoption of SFAS 133, US Airways recognized an accumulated derivative gain of $1 million, net of income taxes, related to its heating oil contracts on January 1, 2001. During the first quarter of 2001, US Airways reclassified $1 million into earnings as a reduction to aviation fuel expense. As of September 30, 2001, US Airways had no outstanding derivative instruments classified as cash flow hedges or accumulated derivative gains or losses on its balance sheet.

5.  Commitments to Purchase Flight Equipment

     Please refer to Note 6 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 6 of this report.

6.  Long-Term Debt

     Please refer to Note 7 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 6 of this report.

7.  Operating Segments and Related Disclosures

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

     Financial information for each reportable operating segment is set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues:
US Airways (1)	$1,745	$2,147	$5,946	$6,183
US Airways Express	235	229	753	651
	$1,980	$2,376	$6,699	$6,834
	===	===	===	===
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change:
US Airways (1)	$(760)	$(73)	$(1,108)	$(186)
US Airways Express	(4)	34	52	92
All Other	8	13	24	34
	$(756)	$(26)	$(1,032)	$(60)
	====	====	=====	====
(1) Amounts for the nine months ended September 30, 2000 include the activity of the former Shuttle from July 1, 2000 forward.

8.  Special Charges, Airline Grant and Merger Termination Fees

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

     Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company's control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: costs related to the Company's compliance with governmental requirements imposed as a result of the September 11, 2001 terrorist attacks and the Company's response to the effect of such attacks; labor and competitive responses to the steps taken by the Company as a result of such attacks; demand for transportation in the markets in which the Company operates in light of such attacks; economic conditions; labor costs; financing costs; aviation fuel costs; competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation and regulation; consumer perceptions of the Company's products; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

Events of September 11, 2001

     On September 11, 2001, the Federal Aviation Administration (FAA) ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. This grounding lasted nearly three days. Ronald Reagan Washington National Airport, where the Company has substantial operations, remained closed until October 4, 2001, after which operations are being gradually phased in. When flights were permitted to resume, the Company gradually increased its schedule to 70% to 80% of its pre-September 11th schedule.

     In the weeks following September 11th, the Company refunded a significant number of tickets. Passenger enplanements declined significantly reflecting consumer apprehension, a worsening of the general economic slowdown that was already affecting the Company's financial results prior to September 11th, and corporate travel restrictions imposed by numerous companies. Yields on the Company's flights also declined significantly. These factors have had a materially adverse impact on the Company's passenger transportation revenues.

     In response to the expected substantial drop in future demand, the Company adopted a plan to better match capacity with the lower demand and implemented measures to conserve cash. Major elements of the plan are described in "Restructuring Plan" below.

     On September 22, 2001, President Bush signed into law, the Air Transportation Safety and System Stabilization Act (Stabilization Act), which provides, among other things, for (i) $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001, (ii) $10 billion in federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders to those air carriers, subject to certain conditions and fees, (iii) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after enactment of the Stabilization Act) for the increase in cost of insurance, (iv) deferral of the payment by U.S. air carriers of certain taxes, and (v) $100 million liability limit for U.S. air carriers, at the discretion of the Secretary of Transportation, for acts of terrorism committed during a 180-day period following enactment of the Stabilization Act.

     Aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events ("war-risk coverage") and increased the premiums significantly for such coverage and for war-risk coverage for liability to passengers. Some of the Company's vendors have also seen their war-risk coverage cancelled or substantially reduced, and some vendors threatened to cease providing service to the Company and other airlines as a result. The Stabilization Act mitigated the immediate effects of changes in the aviation insurance market by permitting the Secretary of Transportation to insure air carriers and to reimburse air carriers for certain increased costs of coverage for risks arising from the operation of aircraft, and, for a period of 180 days after enactment, to ensure that vendors, agents and subcontractors of air carriers are not responsible in cases of acts of terrorism for losses suffered by third parties that exceed the amount of such entities' liability coverage. Pursuant to the Stabilization Act, the Government has issued war-risk coverage to U.S. air carriers for renewable 30-day periods.

     Although the Company has taken aggressive action to reduce its costs, including significant reductions in workforce, many of the Company's costs are fixed over the intermediate to longer term, so that the Company is not able to reduce its costs as quickly as it is able to reduce its capacity. The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including: (1) the adverse impact of the terrorist attacks on the economy in general; (2) the level of air travel demand, mix of business and leisure travel and related yields; (3) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the increased costs it will incur as a consequence of the attacks; (4) the higher costs associated with new FAA security directives and any other increased regulation of air carriers; (5) the significantly higher costs of aviation insurance coverage, and the extent to which such insurance (and war-risk coverage for vendors) will continue to be commercially available to the Company and its vendors; (6) the ability of the Company to reduce costs to a level that takes into account the significantly reduced size of its operation, and the timing of those cost reductions; (7) the Company's ability to raise financing in light of the various factors referred to herein, including limitations imposed by the U.S. Government in recently promulgated regulations relating to the application for loan guarantees under the Stabilization Act; (8) the price and availability of jet fuel, and the availability to the Company of fuel hedges in light of current industry conditions; (9) the extent of uncompensated losses to the Company as a result of the terrorist attacks and their aftermath and the FAA's shutdown of the U.S. air traffic system; (10) the extent of the decline in value of the aircraft in the Company's fleet; (11) the extent of the benefits received by the Company under the Stabilization Act, taking into account any challenges to and interpretations or amendments of the Stabilization Act or regulations issued pursuant thereto; and (12) the timeliness of the phase-in periods at Ronald Reagan Washington National Airport where the Company had substantial operations prior to September 11, 2001 including the US Airways Shuttle. At this point, due in part to the lack of predictability of future traffic, business-leisure mix and related yields, the

Company is unable to estimate the entire impact on it of the events of September 11, 2001 and their consequences and the sufficiency of its financial resources to absorb that impact, including the mitigating effects of recently increased traffic, the Stabilization Act and the Company's cost-cutting measures. However, given the magnitude of these unprecedented events and the possible subsequent effects, the adverse impact to the Company's financial condition, results of operations and prospects may be material.

Restructuring Plan

     As a result of the events of September 11, 2001 the Company moved quickly to implement a restructuring plan. Key elements of the plan include the following:

  By December 2001, reduce capacity by 23% from its pre-September 11th level. In the interim, operate 70% to 80% of the original schedule.
  Furlough or terminate approximately 11,000 US Airways employees.
  Discontinue MetroJet.
  Retire three inefficient fleet types: B737-200, MD-80 and Fokker 100 fleets by April 2002.
  Close reservation centers in Dayton, OH; Indianapolis, IN; Syracuse, NY in addition to the previously announced closing of the San Diego, CA reservation center.
  Convert ten mainline cities to US Airways Express cities.
  Discontinue service to Chicago Midway.
  Indefinitely defer nonessential capital spending and reduce other nonessential spending.
  Curtail meal service and other amenities on short-haul flights.
  Close the jet engine shop in Pittsburgh which was responsible for engine overhauls supporting the B737-200 and MD-80 fleets.
  Close certain US Airways Clubs and the majority of city ticket offices.

     On September 25, 2001, the Company announced the accelerated retirement of the Fokker 100, Boeing 737-200 and McDonnell Douglas MD-80 fleets by April 2002. With the retirement of the Boeing 737-200 fleet, MetroJet will cease service in December 2001. With the retirement of these aircraft, the Company's remaining aircraft will be newer Airbus and Boeing aircraft. The Company believes that it will realize significant cost savings as these aircraft are generally more fuel efficient and within each family of aircraft contain high levels of commonality, including their cockpits, which reduces training costs.

     The Company had taken delivery of all its scheduled 2001 aircraft deliveries (23 Airbus A321 aircraft and three Airbus A330 aircraft) prior to September 2001. The Company has reduced its 2002 deliveries to nine Airbus A321 aircraft and deferred 33 firm-order Airbus single-aisle aircraft scheduled for deliveries for 2002 through 2006 to the 2005 through 2009 period. In addition, the one firm-order A330 aircraft delivery was rescheduled from 2004 to 2007.

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

Recent Accounting Pronouncements

     In October 2001, the Emerging Issues Task Force (EITF) issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." The EITF reached a consensus that the federal assistance received by air carriers pursuant to the Stabilization Act should not be netted against losses or costs incurred by air carriers as a result of September 11th events or reported as operating revenues. Furthermore, the federal assistance should be recognized by each air carrier as the compensated losses are incurred not to exceed the lesser of the actual direct and incremental losses incurred or each carriers maximum allocation of the aggregate compensation provided for under the legislation.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the requirements of SFAS 121 whereby an impairment loss is recognized in an amount equal to the difference between carrying value and fair value if the carrying value of an asset is not recoverable based on estimated undiscounted future cash flows. The Company will be required to adopt this statement no later than January 1, 2002 and believes that it will not alter the timing nor magnitude of future impairment losses, if any, than would be recognized under the pre-SFAS 144 authoritative accounting literature.

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

Results of Operations

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1A of this report) and in "Selected

US Airways Operating and Financial Statistics" below. Certain noted operating and financial statistics presented herein for the nine months ended September 30, 2000 for US Airways are adjusted to show what US Airways would have reported if the merger of Shuttle, Inc. (Shuttle) had occurred on January 1, 2000. Except where noted, operating statistics referred to below are for scheduled service only.

     The events of September 11, 2001 and the reduction in scheduled flight operations that resulted materially affected several components of the Company's results of operations. Passenger transportation revenues were adversely impacted while Aviation fuel, Commissions and Other rent and landing fees were favorably impacted. Please refer to "Selected US Airways Operating and Financial Statistics" below for more information on the reduction in scheduled flying.

Three Months Ended September 30, 2001
Compared with the
Three Months Ended September 30, 2000

Operating Revenues-Passenger transportation revenues decreased $434 million or 20.3%. The decrease was due to a 15.7% decline in yield combined with a 5.4% decrease in revenue passenger miles (RPMs) for US Airways. Refer to "Selected US Airways Operating and Financial Statistics" below for more information. Passenger transportation revenues for the Company's four wholly-owned regional airlines declined $36 million as a result of an 11.9% decline in yield and a 10.1% decline in RPMs. Cargo and freight decreased 11.9% reflecting lower mail volume. Other operating revenues increased $47 million or 23.9%. Most of the increase is due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates which increased $43 million. These affiliates operated an average of 62 regional jet aircraft in the third quarter of 2001 versus 27 regional jet aircraft in the third quarter of 2000. The increased revenues resulting from sales of capacity on the regional jet affiliates are largely offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below). Cancellation fees increased $4 million due to an increase in rate from $75 to $100 per cancellation that went into effect during the first quarter of 2001.

Operating Expenses-The Company's Personnel costs increased 5.5% due to higher wage rates and employee benefit costs (e.g. medical and dental). Effective May 1, 2001, most US Airways pilots received 17.0% wage rate increases pursuant to the "parity plus 1%" provision in their labor contract (refer to "Updated Outlook" below for more information). Aviation fuel decreased due to a 6.9% decrease in consumption combined with average fuel prices decreasing 14.1% from their prior year level. Commissions decreased 28.9% reflecting lower passenger revenues combined with lower average commission rates. Effective August 24, 2001, the Company changed its travel agent commission structure. Under the new structure, maximum payments to travel agents for tickets purchased in the U.S. for travel in the U.S. will be reduced to $10 from $25 for one-way tickets and to $20 from $50 for round-trip tickets. Aircraft rent increased 13.8% reflecting the expense of newly leased Airbus aircraft. Other rent and landing fees decreased as a result of fewer landings reflecting the schedule changes from September 11th forward. This was partially offset by rate increases at certain high-volume airports. Other selling expenses reflects sales-volume driven decreases in credit card fees and computer reservation fees. Depreciation and amortization decreased due to aircraft retirements and reduced carrying values associated with those aircraft that were impaired pursuant to SFAS 121 partially offset by depreciation expense associated with deliveries of new aircraft. Other operating expenses increased due to expenses related to purchases of capacity (ASMs) from regional jet affiliates (see above), expenses from sales of fuel to third parties and increases in certain volume related expenses. Refer to "Special Charges, Airline Grant and Merger Termination Fees" below for information on Asset impairments and other special charges and Airline stabilization act grant.

Other Income (Expense)-Interest income reflects lower average investment balances and rates quarter-over-quarter. Interest expense increased due to more debt outstanding resulting from the mortgage financing of certain of the Company's Airbus aircraft deliveries partially offset by reduced interest expense from the scheduled retirement on February 1, 2001 of $175 million of US Airways' 9 5/8% Senior Notes. Interest capitalized reflects lower purchase deposit levels on flight equipment. Refer to "Special Charges, Airline Grant and Merger Termination Fees" below for information on Merger termination fee.

Provision (Credit) for Income Taxes-The Company recorded a valuation allowance against the net deferred tax assets as of September 30, 2001. In recording the valuation allowance, management considered whether it is more likely than not that some or all of the deferred tax assets will be realized. This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies. In the three months ended September 30, 2001, the Company recorded a $291 million valuation allowance related to the net deferred tax asset resulting in zero income tax expense for the quarter. As of September 30, 2001, the Company had a net deferred tax asset of $427 million. The Company believes that it will generate sufficient taxable income to realize this asset.

Nine Months Ended September 30, 2001
Compared with the
Nine Months Ended September 30, 2000

Operating Revenues-Passenger transportation revenues decreased $384 million or 6.2%. The decrease was due to an 11.5% decrease in yield partially offset by a 6.3% increase in RPMs. Refer to "Selected US Airways Operating and Financial Statistics" below for more information. Passenger transportation revenues for the Company's four wholly-owned regional airlines declined $48 million due to a 5.0% decline in yield and 4.3% decline in RPMs. Cargo and freight increased 5.8% reflecting the larger cargo capabilities of the new Airbus aircraft. Other operating revenues increased $188 million or 33.9%. Most of the increase is due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates which increased $149 million. These affiliates operated an average of 52 regional jet aircraft in the first nine months of 2001 versus 23 regional jet aircraft for the comparable period in 2000. The increased revenues resulting from sales of capacity on the regional jet affiliates are largely offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below). Cancellation fees, sales of frequent traveler mileage credits to third parties and revenues related to the sales of fuel to third parties increased $47 million collectively. The increase in cancellation fees is due to an increase in rate from $75 to $100 per cancellation that went into effect during the first quarter of 2001.

Operating Expenses-The Company's Personnel costs increased 7.1% due to capacity driven increases in full-time equivalent employees and flight hours. The US Airways pilot wage rate increases (see above), wage rate increases for other employee groups and increasing employee benefit costs (e.g. medical and dental) also contributed to the increase. Aviation fuel was flat due to slightly lower average fuel prices offset by a 3.3 percent increase in consumption. Commissions decreased 17.5% reflecting lower passenger revenues combined with lower average commission rates. Aircraft rent increased 13.4% reflecting the expense of newly leased Airbus aircraft. Other rent and landing fees increased as a result of schedule-driven increases in landings and rate increases at certain high-volume airports. Aircraft maintenance increased 6.8% reflecting the timing of certain engine repairs. Other selling expenses reflects lower advertising expenses (prior year contained incremental expenses related to an expanded advertising campaign dubbed "Win Back" targeted at passengers electing to fly other airlines as a result of past operational issues) partially offset by higher computer reservation system fees (mostly rate driven). Depreciation and amortization increased due to deliveries of new aircraft partially offset by aircraft retirements and reduced carrying values associated with those aircraft that were impaired pursuant to SFAS 121.

Other operating expenses increased due to expenses related to purchases of capacity (ASMs) from regional jet affiliates (see above), expenses from sales of fuel to third parties and increases in certain volume related expenses. Refer to "Special Charges, Airline Grant and Merger Termination Fees" below for information on Asset impairments and other special charges and Airline stabilization act grant.

Other Income (Expense)-Interest expense increased due to more debt outstanding resulting from the mortgage financing of certain of the Company's Airbus aircraft deliveries partially offset by reduced interest expense from the scheduled retirement on February 1, 2001 of $175 million of US Airways' 9 5/8% Senior Notes. Interest capitalized reflects lower purchase deposit levels on flight equipment. Refer to "Special Charges, Airline Grant and Merger Termination Fees" below for information on Merger termination fee.

Provision (Credit) for Income Taxes-The Company's income tax credit was based upon its estimated effective tax rate for the nine months ended September 30, 2001 and 2000 of 9% and 14%, respectively. See "Provision (Credit) for Income Taxes" above for more details.

Special Charges, Airline Grant and Merger Termination Fees

(i)  Special Charges

     Asset impairments and other special charges included within the Company's condensed consolidated statements of operations includes the following components (dollars in millions):

	Period Ended September 30, 2001
	Quarter		Year-to-date
Aircraft and related impairments	$617	a)	$639	b)
Employee severance including benefits	75	c)	75	c)
Other (leasehold improvement and future lease commitments)	20	d)	20	d)
	$712		$734
	====		====

a)

During August 2001, US Airways conducted an impairment analysis in accordance with SFAS 121 on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pre-tax charge of $403 million. In the aftermath of September 11, 2001, the Company elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft are now scheduled to be retired by the end of 2001 while the F-100s and MD-80s are scheduled to be retired by April 2002. Based on this, the Company conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pre-tax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, the Company reviewed other aircraft-related assets which resulted in a pre-tax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less cost to sale. Management estimated fair value considering recent sales and leasing transactions. US Airways also recognized a pre-tax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts.

b)

In addition to the items in footnote a) above, the Company recognized a pre-tax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party's early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the quarter ended March 31, 2001.

c)

In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 9,800 of the affected employees will be terminated or be furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees will be terminated or be furloughed by May 2002. US Airways' headcount reduction will be largely accomplished through involuntary termination/furloughs. US Airways will pay involuntary termination/furlough benefits based on each employee group's applicable policy. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally receive extended benefits (e.g. medical, dental, life insurance) but forego their furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pre-tax charge of $75 million representing the involuntary severance pay and the benefits for affected employees. The cash outlays associated with this charge will largely occur during the fourth quarter of 2001 and the first half of 2002 and will approximate the amount of the charge.

d)

US Airways recognized a pre-tax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pre-tax charge of $7 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date or aircraft park date.

(ii)  Airline Grant

     On September 27, 2001, the Company received approximately $165 million (US Airways received $160 million and the Company's regional subsidiaries received $5 million) from the U.S. Government under the Stabilization Act. The Company expects to receive an additional $116 million before the end of the calendar year and $50 million in 2002 under the Stabilization Act. The payments will partially compensate the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

(iii)  Merger Termination Fees

     On July 27, 2001, the U.S. Department of Justice announced its intention to file suit to block the proposed merger of the Company with a wholly-owned subsidiary of UAL Corporation (UAL), United Air Lines, Inc.'s parent corporation. As a result, the Company, UAL and Yellow Jacket Acquisition Corp. (the UAL wholly-owned subsidiary formed for the purpose of this merger) entered into a termination agreement on July 27, 2001 with respect to that certain Agreement and Plan of Merger, dated as of May 23, 2000, as amended, among the parties. In connection with such termination agreement, UAL has paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. This amount is included in Other, net on the Company's condensed consolidated statements of operations.

Selected US Airways Operating and Financial Statistics (Note 1)
	Three Months Ended						Nine Months Ended
	September 30,				Increase		September 30,			Increase
	2001		2000		(Decrease)		2001		2000		(Decrease)
Revenue passengers (thousands)* (2)	14,188		15,809		(10.3)%		44,963		45,031		(0.2)%
Total RPMs (millions) (2 and 3)	12,191		12,890		(5.4)%		37,084		34,892		6.3%
RPMs (millions)* (2)	12,186		12,879		(5.4)%		37,060		34,849		6.3%
Total ASMs (millions) (2 and 4)	17,156		17,680		(3.0)%		52,676		49,348		6.7%
ASMs (millions)* (2)	17,149		17,666		(2.9)%		52,648		49,295		6.8%
Passenger load factor* (2 and 5)	71.1%		72.9%		(1.8)	pts.	70.4%		70.7%		(0.3)	pts.
Break-even load factor (6)	88.0%		75.4%		12.6	pts.	79.2%		73.0%		6.2	pts.
Yield* (2 and 7)	12.87	c	15.27	c	(15.7)%		14.53	c	16.41	c	(11.5)%
Passenger revenue per ASM* (2 and 8)	9.15	c	11.13	c	(17.8)%		10.23	c	11.60	c	(11.8)%
Revenue per ASM (2 and 9)	10.17	c	12.15	c	(16.3)%		11.29	c	12.67	c	(10.9)%
Cost per ASM (2 and 10)	12.18	c	12.28	c	(0.8)%		12.36	c	12.75	c	(3.1)%
Average passenger journey (miles)* (2)	859		815		5.4%		824		774		6.5%
Average stage length (miles)* (2)	686		649		5.7%		669		628		6.5%
Revenue aircraft miles (millions)*	118		126		(6.3)%		367		355		3.4%
Cost of aviation fuel per gallon (11)	84.40	c	98.27	c	(14.1)%		88.80	c	91.04	c	(2.5)%
Cost of aviation fuel per gallon, excluding fuel taxes (12)	78.16	c	91.33	c	(14.4)%		82.49	c	84.45	c	(2.3)%
Gallons of aviation fuel consumed (millions)	312		335		(6.9)%		960		929		3.3%
Scheduled mileage completion factor*	91.8%		97.8%		(6.0)	pts.	96.0%		97.2%		(1.2)	pts.
Operating aircraft at period-end (2)	407		416		(2.2)%		407		416		(2.2)%
Full-time equivalent employees at- period end (2)	42,723		44,026		(3.0)%		42,723		44,026		(3.0)%
* Scheduled service only (excludes charter service). c= cents

(1)

Operating statistics include US Airways' mainline operations as well as the operations of its low-cost product, MetroJet. Operating statistics include free frequent travelers and the related miles they flew. Financial statistics exclude the revenues and expenses generated under capacity purchase arrangements US Airways has with certain US Airways Express air carriers. Financial statistics also exclude asset impairments and other special charges, airline stabilization act grant and merger termination fees.

(2)	Amounts for the nine months ended September 30, 2000 include the activity of the former Shuttle, Inc. on a pro forma basis as if it was merged into US Airways, Inc. as of January 1, 2000
(3)	Revenue Passenger Miles (RPMs) - revenue passengers multiplied by the number of miles they flew.
(4)	Available Seat Miles (ASMs) - seats available multiplied by the number of miles flown (a measure of capacity).
(5)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(6)	Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pre-tax income level.
(7)	Passenger transportation revenue divided by RPMs
(8)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(9)	Total Operating Revenues divided by ASMs (a measure of unit revenue).
(10)	Total Operating Expenses divided by ASMs (a measure of unit cost).
(11)	Includes fuel taxes and transportation charges.
(12)	Includes transportation charges (excludes fuel taxes).

     Due to the events of September 11, 2001, statistical comparisons to the prior year are difficult. Commercial flights throughout the country were suspended for almost three days and resumed gradually once the Federal Aviation Administration allowed resumption of operations. For example, from September 1 to September 10, US Airways' load factor was 65.4%. From September 14, when flight operations resumed, through September 22, its load factor was 45.9% which increased to 52.8% for the period September 23 through September 30. These post-September 11th load factors were based on much lower capacity levels (as measured by ASMs) as US Airways cancelled numerous flights as reflected in the 6.0% percentage point decrease in schedule mileage completion factor.

     Prior to September 11th, US Airways yields compared unfavorably versus prior year levels with declines of approximately 10% for the three and six months ended June 30, 2001. During the third quarter, this decline worsened as businesses further curtailed their spending in response to soft economic conditions. The events of September 11th exacerbated this decline resulting in a 15.7% decline in the third quarter 2001 yield versus the prior year as the general economic slowdown worsened and corporate travel restrictions were imposed by numerous companies.

Liquidity and Capital Resources

     As of September 30, 2001, the Company's Cash, Cash equivalents and Short-term investments totaled $1.04 billion including $165 million received in connection with the Stabilization Act. The Company's ratio of current assets to current liabilities (current ratio) was 0.8 (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1A of this report). As of December 31, 2000, the Company's Cash, Cash equivalents and Short-term investments totaled $1.32 billion and the current ratio was 0.9.

     For the first nine months of 2001, the Company's operating activities provided net cash of $193 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report) compared to $645 million for the first nine months of 2000. Operating cash flows during this period were affected by the same factors that adversely affected financial results (see discussion in "Results of Operations" above).

     For the first nine months of 2001, investing activities included cash outflows of $1.12 billion related to capital expenditures. Capital expenditures included $990 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. The net cash used for investing activities for the nine months ended September 30, 2001 was $813 million. For the first nine months of 2000, investing activities included cash outflows of $1.46 billion related to capital expenditures. Capital expenditures included $1.44 billion for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment (including training equipment) and miscellaneous assets. During January 2000, US Airways received $81 million related to its December 1999 exercise of its Sabre Holdings Corporation stock options. Net cash used for investing activities for the nine months ended September 30, 2000 was $1.42 billion.

     Net cash provided by financing activities during the first nine months of 2001 was $652 million. US Airways received proceeds of $562 million from the mortgage financing of ten A320-family aircraft and three A330 aircraft and $16 million from special facility revenue bond financings. US Airways also received $344 million from sale-leaseback transactions on eight A320-family aircraft. These proceeds were partially offset by the scheduled principal repayments of long-term debt in the amount of $272 million including the February 1, 2001 repayment of US Airways' $175 million 9 5/8% Senior Notes. Net cash provided by financing activities during the first nine months of 2000 was $1.06 billion. US Airways received proceeds of $500 million and $514 million from its secured revolving credit facilities in March 2000 and from mortgages of eight A320-family aircraft and five A330 aircraft, respectively. In addition, US Airways received $37 million from special facility bond financings and $582 million from sale-leaseback transactions for 18 A320-family aircraft. These proceeds were partially offset by the early January 2000 purchase of 0.6 million shares of Common Stock on the open market for $20 million, the $500 million repayment of the secured revolving credit facilities on May 4, 2000 and scheduled principal repayments of long-term debt in the amount of $55 million.

     On September 14, 2001, Moody's Investors Service (Moody's) downgraded its ratings on US Airways Group and US Airways. The most noteworthy of the downgrades was to US Airways' senior secured debt which was downgraded from "B1" to "B2." The rating outlook is negative. On September 20, 2001, Standard and Poor's (S&P) downgraded its ratings on US Airways Group and

US Airways. The most noteworthy of the downgrades was to US Airways' senior secured debt which was downgraded from "B" to "CCC+." US Airways Group and US Airways remain on CreditWatch with negative implications. US Airways' senior secured debt rating is a factor in rating its enhanced equipment trust certificates which to date have served as the primary source of financing for its new Airbus aircraft. Credit ratings issued by agencies such as S&P and Moody's affect a company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

     Effective August 15, 2001, the Company terminated its $190 million 364-day secured revolving credit facility and a $250 million three-year secured revolving credit facility. No amounts were outstanding under these facilities as of August 15, 2001 or at any time during the calendar year.

     The Company remains highly leveraged. It requires substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company's agreements to acquire new Airbus aircraft, accompanying jet engines and ancillary assets have increased its financing needs and will significantly add to the Company's future financial obligations. As of September 30, 2001, the Company had firm order commitments to acquire 42 A320-family aircraft, including nine aircraft with 2002 delivery dates, and one A330 aircraft. With regard to the 2002 deliveries, the Company has secured financing for nearly all of the purchase commitment at investment grade borrowing costs. As of September 30, 2001, the minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $6 million in fourth quarter 2001, $374 million in 2002, $2 million in 2003, $2 million in 2004, $94 million in 2005 and $1.68 billion thereafter.

     The Company expects to have between $800 million and $900 million of cash, cash equivalents and short-term investments at the end of 2001. This range reflects the inclusion of expected proceeds from the Stabilization Act and substantial proceeds from a proposed financing transaction with a third-party. The dollar range provided above should be considered a "forward-looking statement." Please refer to "General Information" above for more information on "forward-looking statements."

Updated Outlook

     On a year-over-year basis, domestic capacity for the remainder of the year will be down 28% in October, 22% in November and 20% in December. In response to soft demand, US Airways will reduce its trans-Atlantic capacity by 29% from the previously planned December levels or 15% below prior year levels.

     As discussed above, the Company is converting ten mainline stations to US Airways Express stations and discontinuing its MetroJet service. As a result of these schedule adjustments, all of which should occur by December 2001, mainline hub flying will be down 13% and non-hub flying will be down 75% from previously planned levels.

     The Company will continue to evaluate whether any additional provisions and/or revisions to the charges recorded as of September 30, 2001 (see "Special Charges, Airline Grant and Merger Termination Fees" above) are required during the fourth quarter of 2001.

     As discussed above, the Company is not able in the short-term to reduce its costs commensurate with its capacity (and revenue). As a result, the Company expects to incur a significant loss in the fourth quarter, as well as full year 2001.

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

Part II.  Other Information

Item 1.  Legal Proceedings

     The Company and US Airways have been named as defendants in two remaining lawsuits filed in U.S. District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. Following the recent close of discovery, defendants filed motions for summary judgment while the plaintiffs filed a motion for class certification. Both motions are scheduled for hearing on November 14, 2001. The Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

     In August 2001, several stockholders of the Company filed actions allegedly on behalf of the Company against its directors. The Complaints and Amended Complaints alleged that the directors had breached their fiduciary duties in approving, ratifying and giving effect to employment agreements entered into between the Company and three of its senior executives. Those actions were dismissed by stipulation of the parties and by order of the Court of Chancery of the State of Delaware dated September 12, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

     US Airways Group's annual meeting of stockholders was held on September 19, 2001. Proxies for the meeting were solicited by US Airways Group pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     All of management's nominees for the election to the Board of Directors as listed in US Airways Group's Proxy Statement for the meeting were elected. In addition, the stockholders also voted on the following proposals with the following results:

  Management's proposal regarding ratification of the selection of auditors of the Company for fiscal year 2001.

  For:  50,861,071   Against:   1,849,507   Abstain:  573,539   Broker Non-Votes:  None

  Management's proposal regarding approval of an amendment of the Nonemployee Director Stock Incentive Plan of the Company to make available for grant an additional 90,000 shares of Common Stock and extend the term of the plan.

  For:  39,869,259   Against:  12,895,591   Abstain:  519,267   Broker Non-Votes:  None

  Stockholder proposal concerning cumulative voting in the election of directors.

          For:  7,685,182   Against:  29,493,726   Abstain:  844,502   Broker
          Non-Votes:  15,260,707

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Designation	Description

10.1	Amendment No. 1 effective August 13, 2001 to the 1997 Stock Incentive Plan of US Airways Group, Inc. as amended and restated effective May 23, 2000.

10.2

Amendment No. 1 effective September 19, 2001 to the US Airways Group Nonemployee Director Stock Incentive Plan as amended and restated effective May 16, 2000 (incorporated by reference to US Airways Group's Proxy Statement dated August 17, 2001).

B.  Reports on Form 8-K
Date of Report	Subject of Report

November 5, 2001

News release disclosing that US Airways Group, Inc.'s and US Airways, Inc.'s President and Chief Executive Officer Rakesh Gangwal will speak at the 16th Annual Salomon Smith Barney Transportation Conference to be held November 6, 2001.

October 30, 2001

News release disclosing the results of operations for both US Airways Group, Inc. and US Airways, Inc. for the three months and nine months ended September 30, 2001, and selected operating and financial statistics for US Airways for the same periods.

October 3, 2001	News release regarding US Airways' traffic statistics for September 2001.

September 25, 2001	News release regarding US Airways' adjustment of schedules at 10 airports in the Southeast and Midwest area.

September 17, 2001	News release disclosing US Airways' reduction in capacity by 23 percent as measured by available seat miles, from the level of service provided prior to the events of September 11.

August 20, 2001	Certain forward-looking information was provided by US Airways to the investment community related to aircraft fleet and selected operating and financial statistics.

August 15, 2001	News release outlining a new strategic plan for US Airways consisting of three phases.

August 10, 2001	News release disclosing US Airways Group, Inc.'s guidance on a third quarter 2001 net loss and an impairment charge.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: November 9, 2001	By: /s/ Anita P. Beier
Anita P. Beier
Vice President and Controller
(Chief Accounting Officer)

US Airways, Inc. (Registrant)

Date: November 9, 2001	By: /s/ Anita P. Beier
Anita P. Beier
Vice President and Controller
(Chief Accounting Officer)