Form 10-K405
period 2001-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2002-03-28
CIK 701345, 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.          Yes   X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K section 229.405 is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of US Airways Group, Inc. held by non-affiliates on February 28, 2002 was approximately $349,000,000. On February 28, 2002, there were outstanding approximately 67,708,000 shares of Common Stock and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

Item of Form 10-K	Document Incorporated By Reference
Part III, Items 10, 11, 12 and 13	Proxy Statement* (excluding therefrom the subsections entitled "Human Resources Committee Report on Executive Compensation" and "Performance Graph")

* Refers to the definitive Proxy Statement of US Airways Group, Inc., to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Stockholders of US Airways Group, Inc. to be held on May 15, 2002.

(this space intentionally left blank)

US Airways Group, Inc.
and
US Airways, Inc.
Form 10-K
Year Ended December 31, 2001

Table of Contents
Part I		Page

Item 1.

Business
Overview
Airline Industry and the Company's Position in the Marketplace
Industry Regulation and Airport Access
Executive Officers
Employees
Aviation Fuel
Distribution Channels
Frequent Traveler Program
Insurance

		1 1 2 4 6 7 8 8 9 10

Item 2.	Properties Flight Equipment Ground Facilities Terminal Construction Projects	10 10 11 12

Item 3.	Legal Proceedings	12

Item 4.	Submission of Matters to a Vote of Security Holders	15

Part II

Item 5A.	Market for US Airways Group's Common Equity and Related Stockholder Matters Stock Exchange Listing Market Prices of Common Stock Foreign Ownership Restrictions	15 15 15 16

Item 5B.	Market for US Airways' Common Equity and Related Stockholder Matters	16

Item 6.	Selected Financial Data Consolidated Statements of Operations-US Airways Group Consolidated Balance Sheets-US Airways Group Pro Forma Consolidated Statements of Operations-US Airways Group	16 16 17 17

(table of contents continued on following page)

US Airways Group, Inc.
and
US Airways, Inc.
Form 10-K
Year Ended December 31, 2001

Table of Contents
(continued)
		Page

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations Liquidity and Capital Resources Outlook for 2002	18 24 30 34

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 8A.	Consolidated Financial Statements for US Airways Group, Inc.	36

Item 8B.	Consolidated Financial Statements for US Airways, Inc.	68

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	99

Part III

Item 10.	Directors and Executive Officers of US Airways Group	99

Item 11.	Executive Compensation	99

Item 12.	Security Ownership of Certain Beneficial Owners and Management	100

Item 13.	Certain Relationships and Related Party Transactions	100

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K Consolidated Financial Statements Consolidated Financial Statement Schedules Exhibits Reports on Form 8-K	100 100 100 100 107

Signatures

	US Airways Group, Inc. US Airways, Inc.	108 110

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

     US Airways, which is also a corporation organized under the laws of the State of Delaware, is the Company's principal operating subsidiary. US Airways is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. In 2001, US Airways accounted for approximately 87% of the Company's operating revenues on a consolidated basis. US Airways enplaned almost 56 million passengers in 2001 and was the sixth largest U.S. air carrier (as ranked by revenue passenger miles (RPMs)). As of December 31, 2001, US Airways operated 342 jet aircraft (see Part I, Item 2 "Properties" for additional information related to aircraft operated by US Airways) and provided regularly scheduled service at 93 airports in the continental United States, Canada, Mexico, France, Germany, Italy, Spain, Belgium, the Netherlands, the United Kingdom and the Caribbean. US Airways' executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-7000). US Airways' internet address is usairways.com.

     The Company's operations consist of two segments: US Airways and US Airways Express. As mentioned above, US Airways accounted for approximately 87% of the Company's operating revenues on a consolidated basis in 2001. In addition, the Company derived 86% of its operating revenues from scheduled-service passenger transportation in 2001. The Company's results are seasonal with operating results typically highest in the second and third quarters due to US Airways' combination of business traffic and North-South leisure traffic in the Eastern U.S. during those periods.

     US Airways' major connecting hubs are at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Boston's Logan International Airport (Logan), New York's LaGuardia Airport (LaGuardia) and Washington's Ronald Reagan Washington National Airport (Reagan National). Measured by departures, US Airways is the largest at each of the foregoing airports except LaGuardia and is the largest air carrier in many smaller eastern U.S. cities such as Albany, Buffalo, Hartford, Richmond, and Rochester. US Airways is also a leading airline from the Northeast U.S. to Florida. As of January 2002, US Airways had approximately 80% of its departures and approximately 49% of its capacity (available seat miles or ASMs) deployed within the Eastern U.S.

     Ten air carriers have code share arrangements with US Airways to operate under the trade name "US Airways Express," including Allegheny, Piedmont, and PSA (see Part I, Item 2 "Properties" for information related to aircraft operated by the Company's three wholly-owned regional airlines). Typically, under a code share arrangement one air carrier places its designator code and sells tickets on the flights of another air carrier (its code share partner). US Airways provides reservations and, at certain stations, ground support and other services, in return for service fees. The US Airways Express network feeds traffic into US Airways' route system at several points, primarily at US Airways' connecting hubs. As of December 2001, US Airways Express served 161 airports in the continental U.S., Canada and the Bahamas, including 47 airports also served by US Airways. During 2001, US Airways Express air carriers enplaned approximately 12 million passengers (of these approximately 6 million passengers were enplaned by Allegheny, Piedmont, PSA and Potomac), approximately 58% of whom connected to the Company's flights.

     US Airways purchases all of the capacity (ASMs) generated by Allegheny, Piedmont, PSA and Potomac (Potomac ceased operations in October 2001). US Airways determines the markets in which these air carriers operate, sets the fares in those markets and earns the related passenger transportation revenues. In January 1998, July 1999 and December 2000, US Airways began purchasing the capacity in certain markets of Mesa Airlines, Inc. (Mesa), Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (Trans States), respectively. Mesa, Chautauqua and Trans States operate regional jets in certain markets as part of US Airways Express.

     US Airways also code shares with the airline Deutsche BA on certain intra-Germany flights.

     US Airways Leasing and Sales, MSC and AAL operate in support of the Company's five airline subsidiaries in areas such as the procurement of aviation fuel, assisting with maintenance contracts, the marketing of surplus assets and insurance.

     In May 1999, the Company created USLM to more efficiently manage its postretirement medical, dental and life insurance benefits for employees who had retired or were eligible for retirement as of January 1, 1998 from US Airways. USLM is intended to achieve significant retiree benefit cost reductions, while maintaining or increasing benefit value to retirees and their eligible dependents.

     The Company has agreements for the acquisition of up to 400 new single-aisle Airbus aircraft and up to 30 new widebody Airbus aircraft. As of December 31, 2001, US Airways had taken delivery of 113 of the new single-aisle aircraft and nine widebody aircraft. The Company's aircraft acquisition agreements are discussed in detail in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereafter referred to as "MD&A" in this section of this report) as well as Note 6(a) to the Company's Notes to Consolidated Financial Statements.

     In the weeks following the September 11, 2001 terrorist attacks, passenger enplanements declined significantly reflecting consumer apprehension, corporate travel restrictions imposed by numerous companies and the general economic slowdown that was already affecting the Company's financial results prior to September 11th. In response to the expected substantial drop in future demand, the Company adopted a plan to better match capacity with the lower demand and implemented measures to conserve cash. Major elements of this plan are described in "Restructuring Plan Update" in MD&A.

Airline Industry and the Company's Position in the Marketplace

     Historically, the demand for air transportation has tended to mirror general economic conditions. From the mid-1990s through 1999, general domestic economic conditions were relatively favorable as were the levels of demand for air transportation. Over this time period, the Company experienced favorable pricing and capacity trends as a result of those economic conditions. More recently, the slowing economy has adversely affected the Company's revenues. In addition, increased capacity growth by low-fare airlines in the Company's core operating regions since 1999 has resulted in pricing pressures.

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

     A substantial portion of the Company's flights are to or from cities in the Eastern U.S. Accordingly, severe weather, air traffic control problems and downturns in the economy in the Eastern U.S. adversely affect the Company's results of operations and financial condition. Air traffic control problems were particularly acute during 2000 and 1999. With its concentration in the Eastern U.S., the Company's average stage length (i.e. trip distance) is shorter than those of other major airlines. This makes the Company more susceptible than other major airlines to competition from surface transportation (automobile, trains, etc.).

     The Company considers the growth of low-fare competition and the growing presence of competitors' regional jets in certain of its markets to be its foremost competitive threats. Recent years have seen the entrance and growth of low-fare competitors in many of the markets in which the Company's airline subsidiaries operate. These competitors, based on low costs of operations and low fare structures, include Southwest Airlines Co. (Southwest), AirTran Airways, Inc. and JetBlue Airways as well as a number of smaller start-up air carriers. Southwest has steadily increased operations within the Eastern U.S. since first offering service in this region in late 1993. Delta Air Lines, Inc.'s (Delta) low-fare product, "Delta Express," operates primarily in this region and has grown substantially since its 1996 launch. Other major airlines have substantially increased the number of regional jets in the Eastern U.S. Regional jets are faster, quieter, more comfortable than turboprops and generally preferred by customers over turboprops. US Airways' current labor contract with its pilots restricts the Company to operating a maximum of 70 regional jets in its US Airways Express system, which is the number currently operated. By comparison, Delta-US Airways' largest direct competitor-operates 223 regional jets. See "Outlook for 2002" for more information on the Company's competitive position regarding regional jets in MD&A.

     US Airways' unit operating cost, or operating cost per available seat mile (ASM), is the highest of all the major domestic air carriers. This is partially due to its route structure and fleet composition (i.e. shorter flight distances and smaller jets). To close the gap between competitors' unit costs and US Airways' unit cost, US Airways implemented the parity concept in labor agreements with a number of employee groups linking their compensation to the weighted average cost for comparable positions at the four largest domestic airlines. However, US Airways continues to believe that it must reduce its unit operating cost. US Airways' unit operating cost was 12.46 cents for 2001 (see "Selected US Airways Operating and Financial Statistics" in MD&A). By contrast, Delta reported unit operating costs of 10.14 cents for 2001, and Southwest reported unit operating costs of 7.54 cents for the same period.

     US Airways is taking steps to address its high unit cost structure and enhance its competitive position. The Company has retired the Boeing 737-200 fleet and will retire the McDonnell Douglas MD-80 fleet and Fokker 100 fleet by April 2002. US Airways' remaining aircraft will be newer Airbus and Boeing aircraft. The Company believes that it will realize significant cost savings as these aircraft are generally more fuel efficient and, within each family of aircraft, contain high levels of commonality, including their cockpits, which reduces training and maintenance costs.

Industry Regulation and Airport Access

     The Company's airline subsidiaries operate under certificates of public convenience and necessity issued by the Department of Transportation (DOT). Such certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. Airlines are also regulated by the U.S. Federal Aviation Administration (FAA), a division of the DOT, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, the Company's airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate that provide for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time-to-time, the FAA issues airworthiness directives and other regulations affecting the Company's airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed such mandates relating to, among other things, expanded flight data recorder parameters; cargo hold smoke detection/fire suppression systems; enhanced ground proximity warning systems; fuselage pressure bulkhead reinforcement; fuselage lap joint inspection rework; increased inspections and maintenance procedures to be conducted on certain aircraft; increased cockpit security; and fuel quality system improvements.

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

     On November 19, 2001, President George W. Bush signed into law the Aviation and Transportation Security Act (Security Act). The Security Act federalizes substantially all aspects of civil aviation passenger security screening and creates a new Transportation Security Administration (TSA) under the DOT. The TSA is headed by the Under Secretary of Transportation for Security (Under Secretary) with supervision by the new Transportation Security Oversight Board. Under the Security Act, in general, all passenger security screeners at airports will be federal employees. The Security Act, among other matters, mandates improved flight deck security; deployment of federal air marshals on-board flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training, qualifications and background checks of security screening personnel; and additional provision of passenger data to U.S. Customs. Funding for airline and airport security under the Security Act is provided by a new passenger fee collected by air carriers of $2.50 per flight, but not more than $5.00 per one-way trip, and a new fee on air carriers that is limited to the amount that carrier spent on passenger security screening in 2000. The Security Act requires the Under Secretary to assume all civil aviation security functions and responsibilities, which may be accomplished through a combination of direct contracting, contracts with air carriers and contracts with subcontractors of air carriers. After November 19, 2002, all security screeners of passengers or property must be federal employees. Implementation of the requirements of the Security Act will result in increased costs for the Company and its passengers and may result in service disruptions and delays.

     Most major U.S. airports impose passenger facility charges. The ability of airlines to contest increases in these charges is restricted by federal legislation, DOT regulations and judicial decisions. Legislation enacted in 2000 permitted airports to increase passenger facility charges effective April 1, 2001. With certain exceptions, air carriers pass these charges on to passengers. The ability of US Airways to pass-through security fees and passenger facility charges to its customers is subject to various factors, including market conditions and competitive factors.

     The FAA has designated John F. Kennedy International Airport (Kennedy), Chicago O'Hare International Airport (O'Hare), LaGuardia and Reagan National as "high-density traffic airports" and limited the number of departure and arrival slots available to air carriers at those airports. In April 2000, legislation was enacted which eliminates slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. Among other things, the legislation encouraged the development of air service to smaller communities from slot-controlled airports. During the interim period while slot restrictions remained in effect at LaGuardia, airlines could apply for slot exemptions to serve smaller communities using aircraft with a maximum seating capacity of less than 71. In connection with this, the Company and several other airlines increased service from LaGuardia which led to excessive flight delays. In response to such delays, the FAA implemented a slot lottery system in December 2000 limiting the number of new flights at LaGuardia. As a result, several airlines, including US Airways, were required to reduce the number of flights added at LaGuardia in connection with this legislation. The resulting allocation of slots from the slot lottery system was initially scheduled to expire on September 15, 2001, but on August 3, 2001, the FAA announced an extension until October 26, 2002. Based on the excessive flight delays resulting from the initial grant of slot exemptions, along with LaGuardia's limited ability to expand operations due to land and airspace constraints, the Company believes that it is likely some form of slot restrictions will remain despite their scheduled elimination in 2007.

     As a result of the September 11th terrorist attacks, the FAA closed Reagan National, where the Company has substantial operations, until October 4, 2001, after which the FAA is permitting carriers to reinstate service in phases. As of March 2002, the Company was operating 77% of its pre-September 11th departures. On March 13, 2002, the FAA announced that it will authorize airlines to return to their pre-September 11th service levels at Reagan National effective April 15, 2002.

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

     The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect US Airways' international operations.

Executive Officers

     The following individuals are the executive officers of US Airways Group and US Airways as of March 15, 2002:

Name	Age	Position
David N. Siegel Lawrence M. Nagin Alan W. Crellin N. Bruce Ashby B. Ben Baldanza Michelle V. Bryan Christopher Doan Thomas A. Mutryn Gregory T. Taylor Anita P. Beier	40 61 55 41 40 45 55 48 48 46

President and Chief Executive Officer, US Airways Group and US Airways
Executive Vice President-Corporate Affairs and General Counsel, US Airways Group and US Airways
Executive Vice President-Operations, US Airways
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

     The business experience of the officers listed in the table above since at least January 1, 1997 is summarized below:

     Mr. Siegel became President and Chief Executive Officer of the Company and US Airways in March 2002. Immediately prior to joining US Airways, Mr. Siegel was Chairman and Chief Executive Officer of Avis Rent A Car since September 2001. He also served as Managing Director of eVolution Global Partners from June 2000 until August 2001. Prior thereto, Mr. Siegel was President and Chief Operating Officer of Budget Group from November 1999 to May 2000. Mr. Siegel previously served in a variety of management roles at Continental Airlines, Inc. (Continental) including President-Continental Express from November 1995 to October 1999, Senior Vice President-Planning and Scheduling from August 1994 to October 1995, and Vice President-Corporate Development from June 1993 to July 1994. Prior to joining Continental, Mr. Siegel was a Director-Corporate Planning at Northwest Airlines Corporation (Northwest). Mr. Siegel is a Director of Mountain Province Diamonds.

     Mr. Nagin practiced law with Skadden, Arps, Slate, Meagher & Flom LLP from August 1994 until he joined US Airways Group and US Airways in February 1996. He previously served in several executive positions at United Air Lines, Inc. (United) and UAL Corporation (UAL) from September 1988 to July 1994, culminating in the role of Executive Vice President-Corporate Affairs and General Counsel of United and UAL. From 1980-1988, Mr. Nagin was Senior Vice President and General Counsel of The Flying Tiger Line Inc. Mr. Nagin announced that he will retire at the end of March 2002.

     Mr. Crellin joined US Airways in 1988 as a result of the Company's acquisition of Pacific Southwest Airlines. He was promoted to serve as Vice President-Ground Services of US Airways in 1995. Mr. Crellin served as Senior Vice President-Customer Service of US Airways from 2000 until his election as Executive Vice President-Operations in January

2002. Prior to joining US Airways, Mr. Crellin held a variety of management positions with Pacific Southwest Airlines from 1971 to 1988, including Vice President-Customer Service.

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

     Mr. Baldanza joined US Airways in September 1999 as Senior Vice President-Marketing from Grupo Taca. Mr. Baldanza served as Managing Director and Chief Operating Officer at Grupo Taca since April 1997. Mr. Baldanza previously served in a variety of management roles after joining Continental in 1994, where he rose to become Executive Vice President-Marketing, before joining Grupo Taca. Prior to joining Continental, Mr. Baldanza served in a variety of roles at American Airlines, Inc. (American) and Northwest.

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

Employees

     As of December 31, 2001, on a full-time equivalent basis, the Company employed 40,900 employees. US Airways employed 35,200 full-time equivalent employees including approximately 7,900 station personnel, 7,100 flight attendants, 7,100 mechanics and related employees, 5,000 pilots, 1,900 reservations personnel, and 6,200 personnel in administrative and miscellaneous job categories. On a full-time equivalent basis, the Company's remaining subsidiaries employed 5,700 employees including approximately 3,000 station personnel, 1,100 pilots, 500 flight attendants, 700 mechanics and related employees, and 400 personnel in administrative and miscellaneous job categories.

     As of December 31, 2001, approximately 35,800, or 83%, of the Company's active employees were covered by collective bargaining agreements with various labor unions.

     The status of US Airways' labor agreements with its major employee groups as of December 31, 2001 is as follows:

Union (1)	Class or Craft	Employees (2)	Date Contract Amendable
ALPA IAMAW IAMAW CWA AFA	Pilots Mechanics and related employees Fleet service employees Passenger service employees Flight attendants	5,000 7,500 5,700 7,600 8,000	01/02/03 10/10/04 10/10/04 12/12/04 04/30/05

(1)	ALPA Air Line Pilots Association, International IAMAW International Association of Machinists and Aerospace Workers CWA Communications Workers of America AFA Association of Flight Attendants
(2)	Approximate actual number of employees covered by the contract.

     In connection with US Airways' restructuring plan, approximately 880 pilots, 340 mechanics and related employees, 300 reservations personnel, 130 station personnel and 120 personnel in administrative and miscellaneous job categories are scheduled to be furloughed in 2002. See MD&A "Restructuring Plan Update" for more information regarding the restructuring plan.

Aviation Fuel

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company's airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's results of operations and financial condition. For 2001, 2000 and 1999, aviation fuel expenses, including fuel-related taxes, were 11.8%, 13.8% and 8.6%, respectively, of the Company's total operating expenses (as adjusted to exclude unusual items for comparability purposes).

     US Airways periodically participates in arrangements designed to reduce its exposure to significant increases in the price of aviation fuel (see Note 2(a) to the Company's Notes to Consolidated Financial Statements for additional information).

     See "Selected US Airways Operating and Financial Statistics" in MD&A for additional information related to aviation fuel.

Distribution Channels

     Travel agencies sold approximately 80% of US Airways' tickets during 2001. Total commissions paid to travel agencies accounted for approximately 2.8%, 3.7% and 5.7% of US Airways' total operating expenses (as adjusted to exclude unusual items for comparability purposes) for the years 2001, 2000 and 1999, respectively. See MD&A "Other Information" for additional discussion of fees paid to travel agencies.

     Computerized Reservation Systems (CRSs) play a significant role in the marketing and distribution of airline tickets. As mentioned above, a majority of US Airways' tickets are sold via travel agencies. Most travel agencies use one or more CRSs to obtain information about airline schedules and fares and to book their clients' travel.

     Growing usage of electronic distribution systems, including electronic tickets and internet bookings, helps the Company reduce its costs. The Company began selling electronic tickets in 1996. By the end of 2001, electronic ticket sales represented 76% of all ticket sales. Consumers are increasingly turning to online internet travel agencies to meet their travel needs. Such agencies generally have lower commission costs to the Company than traditional travel agencies. Recognizing this trend, US Airways has increased the number of agreements it has with online travel agencies. During the fourth quarter of 2001, passenger transportation revenues from internet bookings comprised 17% of US Airways' total passenger transportation revenues. Approximately half of the internet bookings were through US Airways' website (usairways.com).

Frequent Traveler Program

     Under US Airways' Dividend Miles frequent traveler program (FTP), participants receive mileage credits for each paid flight segment on US Airways, US Airways Shuttle and US Airways Express. Participants can also receive mileage for each paid flight segment on one of US Airways' FTP airline partners. Participants flying on first class or Envoy class tickets receive additional mileage credits. Participants can also receive additional mileage credits through special promotions periodically offered by US Airways and may also earn mileage credits by utilizing certain credit cards and purchasing services from various FTP partners. Mileage credits earned by FTP participants can be redeemed for various travel awards, including upgrades to first class or Envoy class, and tickets on US Airways or on one of US Airways' FTP airline partners.

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

     US Airways uses the incremental cost method to account for liabilities associated with Dividend Miles. Estimated future travel awards are valued at the estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, insurance and denied boarding compensation. No profit or overhead margin is included in the accrual for incremental costs. US Airways periodically reviews the assumptions made to calculate its FTP liability for reasonableness and makes adjustments to these assumptions as necessary.

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

     As of December 31, 2001 and 2000, Dividend Miles participants had accumulated mileage credits for approximately 6,817,000 awards and 6,319,000 awards, respectively. Because US Airways expects that some potential awards will never be redeemed, calculations of FTP liabilities are based on approximately 82% of total accumulated mileage credits. Mileage credits for Dividend Miles participants who have accumulated less than the minimum number of mileage credits necessary to claim an award and a portion of mileage credits of Dividend Miles participants who have excessive balances are excluded from calculations of FTP liabilities. The liability for the accumulated Dividend Miles was $89 million and $88 million as of December 31, 2001 and 2000, respectively. Incremental changes in FTP liabilities resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded as part of the regular review process.

     US Airways' customers redeemed approximately 1.1 million awards for free travel for each of the three years ended 2001, 2000 and 1999, representing approximately 6% of US Airways' RPMs in those years. These low percentages as well as the use of certain inventory management techniques (see above) minimize the displacement of revenue passengers by passengers traveling on Dividend Miles award tickets.

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

     After the September 11th terrorist attacks, the Company's insurers provided notice that coverage for aircraft damage and for liability due to war and terrorist activities would be canceled in seven days. In both cases, new coverage was made available at significantly higher rates. The Company has purchased the new coverage, which in the case of the third party liability insurance contains a new limit of $50 million for non-passengers. Pursuant to authority granted in the Air Transportation Safety and System Stabilization Act, the FAA has supplemented this insurance through May 19, 2002 with a third party liability policy covering losses in excess of $50 million. Further, the FAA has reimbursed the Company for the increased cost of its insurance for the month of October 2001. While the FAA has authority to provide reimbursement of premiums for a period of 180 days from September 22, 2001, there is no assurance that any further reimbursements will be forthcoming.

     The Company's existing insurance policies for war and terrorism coverage continue to contain a seven day cancellation clause which the insurers may invoke at any time. In an effort to continue to manage the cost of third party liability war risk insurance, the Air Transport Association is currently working with the airline industry to form a self-insurance group. The proposed arrangement would require the FAA to extend its coverage beyond the May 19, 2002 expiration. However, there is no assurance that the FAA will be authorized to continue to provide insurance for third party liability war risk insurance coverage in excess of $50 million after May 19, 2002 or, if authorized, whether the FAA's extension will be of sufficient duration to permit the creation of the self-insurance group.

Item 2.  Properties

Flight Equipment

     As of December 31, 2001, US Airways operated the following jet aircraft:

Type	Average Seat Capacity	Average Age (years)	Owned (1)	Leased (2)	Total
Airbus A330	266	1.4	9	-	9
Boeing 767-200ER	203	12.7	7	4	11
Boeing 757-200	182	11.2	23	11	34
Airbus A321	169	0.7	15	8	23
Airbus A320	145	2.1	11	13	24
Boeing 737-400	144	12.0	19	35	54
McDonnell Douglas MD-80	141	19.3	11	3	14
Boeing 737-300	126	14.8	11	74	85
Airbus A319	120	1.9	22	44	66
Fokker 100	97	11.1	21	1	22
		9.1	149	193	342
		===	===	===	===

(1)	Of the owned aircraft, 127 were pledged as collateral for various secured financing arrangements.
(2)	The terms of the leases expire between 2002 and 2023.

     As of December 31, 2001, the Company's wholly-owned regional airline subsidiaries operated the following turboprop aircraft:

Type	Seat Capacity	Average Age (years)	Owned	Leased (1)	Total
de Havilland Dash 8-300	50	10.0	-	8	8
de Havilland Dash 8-100/200	37	10.4	26	73	99
Dornier 328-110	32	6.3	-	25	25
		9.6	26	106	132
		===	==	===	===

(1) The terms of the leases expire between 2002 and 2009.

     The Company has agreements for the acquisition of up to 400 new single-aisle Airbus aircraft and up to 30 new widebody Airbus aircraft. As of December 31, 2001, the Company had taken delivery of 113 of the new single-aisle aircraft and nine widebody aircraft. US Airways expects to take delivery of nine additional new single-aisle aircraft in 2002. The Company currently expects to retire the remaining 22 Fokker 100 and 14 McDonnell Douglas MD-80 aircraft by April 2002. The Company's aircraft acquisition agreements are discussed in detail in MD&A.

     The Company's airline subsidiaries maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

     As of December 31, 2001, the Company's airline subsidiaries, principally US Airways, owned or leased the following aircraft which were not considered part of the operating fleets presented in the tables above. These aircraft were either parked in storage facilities or, as shown in the far right column, leased or subleased to third parties.

Type	Average Age (years)	Owned (1)	Leased	Total	Leased/ Subleased
Boeing 727-200	30.2	3	-	3	-
Boeing 737-200 (2)	19.7	61	3	64	8
Douglas DC-9-30 (2)	26.4	32	3	35	6
McDonnell Douglas MD-80 (2)	20.4	5	4	9	-
Fokker 100	10.9	15	3	18	-
Fokker F28-4000	15.8	-	2	2	2
de Havilland Dash 8-100/200	8.9	3	1	4	3
	20.2	119	16	135	19
	===	===	==	===	==

(1)	Of the owned aircraft, 13 were pledged as collateral for various secured financing arrangements.
(2)

The Company entered into agreements during the first quarter of 2002 to sell substantially all of its B737-200, MD-80 and DC-9 aircraft. See Note 14 to the Company's Notes to Consolidated Financial Statements for additional information.

     US Airways is a participant in the Civil Reserve Air Fleet (CRAF), a voluntary program administered by the Air Mobility Command (AMC). The General Services Administration of the U.S. government requires that airlines participate in CRAF in order to receive U.S. government business. The U.S. government is US Airways' largest customer. US Airways' commitment under CRAF is to provide up to eleven B767-200ER in support of military missions, as specified by the AMC. Effective 2002, US Airways committed nine additional aircraft, all Airbus A330 aircraft, to the CRAF program. US Airways would be reimbursed at prescribed rates if these aircraft were activated under the CRAF program. To date, the AMC has not requested US Airways to activate any of its aircraft under CRAF.

Ground Facilities

     The Company leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Reagan National; its principal operating, overhaul and maintenance bases at the Pittsburgh, Tampa and Charlotte/Douglas International Airports; training facilities in Pittsburgh and Charlotte; central reservations offices in Orlando,

Pittsburgh and Winston-Salem (North Carolina); and line maintenance bases and local ticket, cargo and administrative offices throughout its system. US Airways owns a training facility in Winston-Salem and reservations facilities in San Diego and Orlando.

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

     In 2000, US Airways reached an agreement with the Philadelphia Authority for Industrial Development (PAID) and the City of Philadelphia to finance the construction of a new aircraft maintenance hangar, as well as the fit-out of two new US Airways Clubs and other improvements at the Philadelphia International Airport. PAID issued approximately $71 million in special facility revenue bonds to finance these projects. The new aircraft maintenance hangar was completed in November 2000.

     In 2000, US Airways reached an agreement with the City of Charlotte to finance the construction of a crew training center expansion, a new aircraft maintenance hangar and other improvements at the Charlotte/Douglas International Airport. The City of Charlotte issued approximately $35 million in special facility revenue bonds to finance these projects. Construction of the crew training center addition and the new aircraft maintenance hangar was completed in March 2001.

     In 1999, the signatory airlines, including US Airways, at Charlotte/Douglas International Airport granted a Majority In Interest (MII) approval for the issuance of $191 million in general airport revenue bonds for airfield projects and various terminal projects. The MII includes $80 million for land acquisitions for a future third parallel runway. The bond issue also includes $71 million for terminal projects.

     In 1999, US Airways and the Massachusetts Port Authority (MassPort) reached an agreement to further renovate and expand US Airways' terminal facilities at Logan. MassPort issued approximately $33 million of special facility bonds to finance various improvements. US Airways was responsible for the awarding of contracts and construction of the project, which was completed in June 2001.

     In 1998, US Airways reached an agreement with PAID and the City of Philadelphia to construct a new international terminal and a new US Airways Express terminal at the Philadelphia International Airport, one of US Airways' connecting hubs and US Airways' principal international gateway. The international terminal will include 12 gates for widebody aircraft and new federal customs and immigration facilities and is currently expected to be operational by October 2002. The new US Airways Express facility, completed June 2001, can accommodate 38 regional aircraft. PAID has issued approximately $632 million in airport revenue bonds to finance the two terminals, ramp control tower, and related projects.

Item 3.  Legal Proceedings

     US Airways has been involved in legal proceedings arising out of an aircraft accident in September 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. All wrongful death cases have been resolved. The final case, which was pending before the federal district court for the Southern District of New York, was settled on November 9, 2001. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

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

     The Company and US Airways have been named as defendants in two remaining lawsuits filed in U.S. District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. Following the recent close of discovery, defendants filed motions for summary judgment while the plaintiffs filed a motion for class certification. Both motions were heard on November 14, 2001, and remain under submission awaiting decision. No trial is currently scheduled. The Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

     Commencing on May 24, 2000, the Company, along with several of its officers and directors and, in all suits other than one, UAL Corporation (UAL), were named as defendants in eight putative class actions filed in the Court of Chancery of the State of Delaware in and for the New Castle County (Court). The plaintiffs alleged that the individual defendants breached their fiduciary duties in causing the Company to enter into an agreement with UAL and Robert Johnson with respect to an acquisition by an entity established by Mr. Johnson of certain assets located at Reagan National that were to be divested by UAL upon consummation of a merger between the Company and a merger subsidiary of UAL. On November 9, 2000, the Company entered into a memorandum of understanding to settle the class actions, subject to consummation of the merger, negotiation of a definitive settlement agreement and Court approval of the settlement. The merger was not consummated and, on March 6, 2002, the parties filed a Stipulation of Dismissal with the Court, under which plaintiffs agreed to dismiss the class actions without prejudice. On March 14, 2002, the Court entered an Order of dismissal with respect to such class actions.

     The Company was also named as a nominal defendant in a derivative action filed in the Court on May 25, 2000, based upon the same allegations as the class actions. The derivative complaint alleged (I) breach of fiduciary duty; (ii) gross mismanagement; and (iii) corporate waste of assets. On January 18, 2002, the parties filed a Stipulation of Dismissal with the Court with respect to such derivative action. Under the terms of the Stipulation of Dismissal, the plaintiff agreed to the dismissal of such derivative action with prejudice on the grounds that the plaintiff's claims were moot. The Court entered an Order of dismissal with respect to such derivative action dated January 24, 2002.

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

     The Air Line Pilots Association, International (ALPA) and the Association of Flight Attendants (AFA) have each filed a grievance against US Airways alleging that the furlough of employees is a breach of applicable collective bargaining agreements. An arbitrator has been selected to hear each of these matters. Hearings on the claim filed by ALPA have begun before the arbitrator. Hearings on the claim filed by the AFA have not begun. Each of the arbitration hearings are being conducted in accordance with rules under the applicable collective bargaining agreement and the Railway Labor Act. In each of these matters, the applicable union is contending that furloughs and certain other employment practices that occurred following the September 11, 2001 terrorist attacks were in violation of the applicable collective bargaining agreement. Among the remedies being sought are a reinstatement of furloughed employees and full back pay to furloughed employees. The Company believes that its actions were permissible under force majeure clauses in the collective bargaining agreements and that it has valid defenses to the other allegations. However, the Company is unable to predict the outcome of the arbitrations and, if one or both of the grievances is determined unfavorably, it could have a material adverse impact on the Company's liquidity position.

     ALPA has also filed another grievance claiming that certain pilot furloughs and transfer of flying to US Airways Express carriers were impermissible under the scope provisions of the pilots' collective bargaining agreement. Among the remedies being sought are a reinstatement of the furloughed pilots and full back pay. An arbitration hearing was conducted in January 2002 and based on its assessment of the hearing the Company believes it should prevail in this matter. However, the Company is unable to predict the outcome of the arbitration and, if the grievance is determined unfavorably, it could have a material adverse impact on the Company's liquidity position.

     US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a putative class action lawsuit on behalf of all U.S.-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999 and 2001. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief. The case is at an early procedural stage. US Airways believes the claims are without merit and intends to pursue a vigorous defense.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Part II

Item 5A.  Market for US Airways Group's Common Equity and Related Stockholder Matters

Stock Exchange Listing

     US Airways Group's Common Stock, $1 par value (Common Stock), is traded on the New York Stock Exchange (Symbol U). As of February 28, 2002, there were approximately 23,500 stockholders of record.

Market Prices of Common Stock

     The high and low sale prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape were:

		High	Low
2001	Fourth Quarter	$8.80	$4.15
	Third Quarter	21.75	3.95
	Second Quarter	37.00	22.90
	First Quarter	46.44	31.70

2000	Fourth Quarter	$48.00	$29.75
	Third Quarter	42.50	29.75
	Second Quarter	51.50	24.00
	First Quarter	33.19	17.44

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

     The Company, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. The Company is restricted in engaging in any of these activities unless it maintains a capital surplus.

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

     US Airways, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. US Airways is restricted in engaging in any of these activities unless it maintains a capital surplus.

Item 6.  Selected Financial Data

Consolidated Statements of Operations-US Airways Group (in millions, except per share amounts) (1)
2001		2000	1999	1998	1997
Operating Revenues	$8,288	$9,269	$8,595	$8,688	$8,514
Operating Expenses	9,971	9,322	8,459	7,674	7,930
Operating Income (Loss)	$(1,683)	$(53)	$136	$1,014	$584

Income (Loss) Before Cumulative Effect of Accounting Change	$(2,124)	$(166)	$197	$538	$1,025
Cumulative Effect of Accounting Change, Net of Applicable
Income Taxes of $5 Million and $63 Million, respectively	7	(103)	-	-	-
Net Income (Loss)	$(2,117)	$(269)	$197	$538	$1,025
Earnings (Loss) Applicable to Common Stockholders	$(2,117)	$(269)	$197	$532	$961

Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(31.59)	$(2.47)	$2.69	$5.75	$12.32
Cumulative Effect of Accounting Change	$0.11	$(1.55)	$-	$-	$-
Net Earnings (Loss) per Common Share	$(31.48)	$(4.02)	$2.69	$5.75	$12.32
	====	====	====	====	====
Diluted
Before Cumulative Effect of Accounting Change	$(31.59)	$(2.47)	$2.64	$5.60	$9.87
Cumulative Effect of Accounting Change	$0.11	$(1.55)	$-	$-	$-
Net Earnings (Loss) per Common Share	$(31.48)	$(4.02)	$2.64	$5.60	$9.87
	====	====	====	====	====
Cash dividends per Common Share	$-	$-	$-	$-	$-

Consolidated Balance Sheets-US Airways Group (in millions)

	As of December 31,
	2001	2000	1999	1998	1997
Total Assets	$8,025	$9,127	$7,685	$7,870	$8,372
Long-Term Obligations (2)	$5,148	$4,379	$3,552	$3,266	$4,142
Total Stockholders' Equity (Deficit)	$(2,615)	$(358)	$(117)	$593	$725

Shares of Common Stock Outstanding (3)	67.6	67.0	66.3	83.8	91.5

(1)	Certain years include unusual items (See Note 13 to the Company's Notes to Consolidated Financial Statements for related information).
(2)	Includes long-term debt, capital leases, postretirement benefits other than pensions (noncurrent) and outstanding redeemable preferred stock.
(3)

On March 12, 1998, the holders of the Company's 9 1/4% Series H Senior Cumulative Convertible Preferred Stock, without par value converted 358,000 shares into 9.2 million shares of the Company's Common Stock.
On May 21, 1997, British Airways Plc (British Airways) converted 28,059.364 shares of Series F Cumulative Convertible Senior Preferred Stock, without par value into 14.5 million shares of Common Stock, which it then sold to third parties. British Airways' holdings stemmed from a 1993 investment agreement between the two companies which was terminated in March 1997.
On September 15, 1997, the Company redeemed all 4,263,000 outstanding depositary shares representing shares of its publicly-held Series B Cumulative Convertible Preferred Stock into 10.6 million shares of Common Stock.

Note: Numbers may not add or calculate due to rounding.

Pro Forma Consolidated Statements of Operations-US Airways Group (in millions, except per share amounts)

     The pro forma amounts below are provided to show what US Airways would have reported if the new accounting policy related to Dividend Miles revenue recognition had been in effect in periods prior to 2000 and the Shuttle, Inc. (Shuttle) acquisition had occurred on January 1, 1997. See Note 1 in Part II, Items 8A and 8B for additional information related to the revenue recognition change and the Shuttle merger.

	2001	2000	Pro Forma 1999	Pro Forma 1998	Pro Forma 1997

Income (Loss) Before Cumulative Effect of Accounting Change	$(2,124)	$(166)	$181	$520	$1,021
Cumulative Effect of Accounting Change, Net of Applicable
Income Taxes of $5 Million and $63 Million, respectively	7	(103)	-	-	-
Net Income (Loss)	$(2,117)	$(269)	$181	$520	$1,021
Earnings (Loss) Applicable to Common Stockholders	$(2,117)	$(269)	$181	$514	$958

Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(31.59)	$(2.47)	$2.47	$5.56	$12.27
Cumulative Effect of Accounting Change	$0.11	$(1.55)	$-	$-	$-
Net Earnings (Loss) per Common Share	$(31.48)	$(4.02)	$2.47	$5.56	$12.27
	====	===	===	===	===
Diluted
Before Cumulative Effect of Accounting Change	$(31.59)	$(2.47)	$2.42	$5.41	$9.84
Cumulative Effect of Accounting Change	$0.11	$(1.55)	$-	$-	$-
Net Earnings (Loss) per Common Share	$(31.48)	$(4.02)	$2.42	$5.41	$9.84
	====	===	===	===	===

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

Financial Overview of 2001

     The onset of a recession combined with the September 11th terrorist attacks resulted in the Company recording a $2.12 billion net loss. In the aftermath of the September 11th terrorist attacks, passenger demand dropped precipitously industry-wide. The decline in high-yield business traffic, which was down significantly prior to the terrorist attacks, was exacerbated after them as many companies imposed corporate travel restrictions as the general economy weakened further. In addition, the airline industry engaged in heavy price discounting to entice customers to fly post-September 11th. The Company moved quickly to implement a restructuring plan to reduce costs, rightsize the airline, protect its liquidity and capitalize on its strengths. See "Restructuring Plan Update" below.

Events of September 11, 2001

     On September 11, 2001, the Federal Aviation Administration (FAA) ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. This grounding lasted nearly three days. When flights were permitted to resume, US Airways gradually increased its system-wide schedule to 79% of its pre-September 11th schedule by December 2001. Ronald Reagan Washington National Airport (Reagan National), where the Company has substantial operations, was closed until October 4, 2001, after which the FAA is permitting carriers to reinstate service in phases. As of March 2002, the Company was operating 77% of its pre-September 11th Reagan National departures. On March 13, 2002, the FAA announced that it will authorize airlines to return to their pre-September 11th service levels at Reagan National effective April 15, 2002.

     On September 22, 2001, President George W. Bush signed into law the Air Transportation Safety and System Stabilization Act (Stabilization Act) which provides, among other things, for (i) $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001; (ii) $10 billion in federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders to those air carriers, subject to certain conditions and fees; (iii) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after enactment of the

Stabilization Act) for the increase in cost of insurance; (iv) deferral of the payment by U.S. air carriers of certain taxes; (v) $100 million liability limit for U.S. air carriers, at the discretion of the Secretary of Transportation, for acts of terrorism committed during a 180-day period following enactment of the Stabilization Act; and (vi) protection against certain insurance coverage increases.

     On November 19, 2001, President George W. Bush signed into law the Aviation and Transportation Security Act (Security Act). The Security Act federalizes substantially all aspects of civil aviation passenger security screening and creates a new Transportation Security Administration (TSA) under the Department of Transportation. The TSA is headed by the Under Secretary of Transportation for Security (Under Secretary) with supervision by the new Transportation Security Oversight Board. Under the Security Act, in general, all passenger security screeners at airports will be federal employees. The Security Act, among other matters, mandates improved flight deck security; deployment of federal air marshals on-board flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training, qualifications and background checks of security screening personnel; and additional provision of passenger data to U.S. Customs. Funding for airline and airport security under the Security Act is provided by a new passenger fee collected by air carriers of $2.50 per flight, but not more than $5.00 per one-way trip, and a new fee on air carriers that is limited to the amount that carrier spent on passenger security screening in 2000. The Security Act requires the Under Secretary to assume all civil aviation security functions and responsibilities, which may be accomplished through a combination of direct contracting, contracts with air carriers and contracts with subcontractors of air carriers. After November 19, 2002, all security screeners of passengers or property must be federal employees. Implementation of the requirements of the Security Act will result in increased costs for the Company and its passengers and may result in service disruptions and delays. Furthermore, the Company's ability to pass-through such costs to its customers is subject to various factors, including market conditions and competitive factors.

Restructuring Plan Update

     As a result of the precipitous drop in passenger traffic after the September 11th terrorist attacks, the Company announced a restructuring plan in the third quarter of 2001. Key elements of the plan, all of which are complete except where noted, follow:

  By December 2001, reduce capacity by approximately 23% from its pre-September 11th level.
  Furlough or terminate approximately 11,400 US Airways employees. Through January 31, 2002, approximately 10,800 employees have been furloughed or terminated. Substantially all the remaining affected employees will be furloughed or terminated by May 2002.
  Substantially reduce point-to-point flying (i.e. non-hub flights) including the elimination of MetroJet.
  Retire three less efficient fleet types: The B737-200 fleet was retired in December 2001 and the MD-80 and Fokker 100 fleets will be retired by April 2002.
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

          See "Unusual Items" below for discussion of related charges.

Current Competitive Position

     The Company's foremost competitive threats are the growth of low-fare competition and regional jets operated by major network carriers in its primary operating region, the Eastern U.S. As of January 2002, approximately 80% of US Airways' departures and approximately 49% of US Airways' capacity, as measured in available seat miles (ASMs), were deployed in this region. Low-fare competition such as Southwest Airlines Co. (Southwest), AirTran Airways, Inc. and JetBlue Airways continue to add service in the Eastern U.S. Other major airlines have substantially increased the number of regional jets in the Eastern U.S. Regional jets are faster, quieter, more comfortable than turboprops and generally preferred by customers over turboprops. US Airways' current labor contract with its pilots restricts the Company to operating a maximum of 70 regional jets in its US Airways Express system, which is the number currently operated. By comparison, Delta-US Airways' largest direct competitor-operates 223 regional jets. See "Outlook for 2002" for more information on the Company's competitive position regarding regional jets below.

     US Airways' unit operating cost, or operating cost per available seat mile (ASM), is the highest of all the major domestic air carriers. This is partially due to its route structure and fleet composition (i.e. shorter flight distances and smaller jets). To close the gap between competitors' unit costs and US Airways' unit cost, US Airways implemented the parity concept in labor agreements with a number of employee groups linking their compensation to the weighted average cost for comparable positions at the four largest domestic airlines. However, US Airways continues to believe that it must reduce its unit operating cost. US Airways' unit operating cost was 12.46 cents for 2001 (see "Selected US Airways Operating and Financial Statistics" below). By contrast, Delta reported unit operating costs of 10.14 cents for 2001, and Southwest reported unit operating costs of 7.54 cents for the same period.

     US Airways is taking steps to address its high unit cost structure and enhance its competitive position. As mentioned in "Restructuring Plan Update" above, the Company has retired the Boeing 737-200 fleet and will retire the McDonnell Douglas MD-80 fleet and Fokker 100 fleet by April 2002. US Airways' remaining aircraft will be newer Airbus and Boeing aircraft. The Company believes that it will realize significant cost savings as these aircraft are generally more fuel efficient and, within each family of aircraft, contain high levels of commonality, including their cockpits, which reduces training and maintenance costs.

Fleet Rationalization

     During 1997 and 1998, the Company entered into agreements with an affiliate of Airbus to purchase up to 430 new aircraft, including 400 single-aisle A320-family (A320-family) aircraft and 30 widebody A330-300 (A330) aircraft. The new single-aisle aircraft are replacing certain older aircraft operated by US Airways. The Airbus aircraft are more fuel efficient, are less costly to maintain, have greater range capabilities and provide certain customer service advantages over the aircraft they are replacing. As of December 31, 2001, the Company had taken delivery of 113 of the A320-family aircraft and nine widebody A330 aircraft.

     During 2001, US Airways took delivery of 23 Airbus A321s and three Airbus A330 aircraft. US Airways retired 101 aircraft including 43 B737-200, 17 MD-80s, 23 DC-9-30s, and 18 F-100 aircraft during 2001. In connection with the restructuring plan, US Airways has reduced its 2002 deliveries to nine Airbus A321 aircraft and deferred 33 firm-order Airbus single-aisle aircraft scheduled for deliveries in 2002 through 2006 to the 2005 through 2009 period. In addition, the one firm-order A330 aircraft delivery was rescheduled from 2004 to 2007.

US Airways Express Network

     US Airways Express carriers are an integral component of the Company's operating network. Due to its relatively small-size hubs, US Airways relies heavily on feed traffic from its

US Airways Express affiliates who carry passengers from low-density markets to US Airways' hubs. As of December 2001, the US Airways Express network served 161 airports in the continental U.S., Canada and the Bahamas, including 47 airports also served by US Airways. During 2001, US Airways Express air carriers enplaned approximately 12 million passengers (of these approximately 6 million passengers were enplaned by the Company's wholly-owned regional airlines), approximately 58% of whom connected to the Company's flights. The Company uses its US Airways Express operations to feed connecting traffic at its hubs from low density markets that are uneconomical for US Airways to serve with large jets. In addition, US Airways Express operators offer complementary service in existing US Airways markets by operating flights in scheduling gaps between US Airways flights.

     US Airways maintains "prorate agreements" with all non-owned US Airways Express affiliates except for certain agreements with affiliates who operate regional jets for US Airways Express (see below). Under prorate agreements, US Airways and the US Airways Express affiliate split the passenger revenues for connecting customers offering the affiliate the opportunity to bear the risks and reap the rewards from the local traffic. US Airways maintains "capacity purchase agreements" with its wholly-owned regional airlines and with affiliates who operate regional jets as part of US Airways Express. The capacity purchase agreements provide that all passenger revenues go to US Airways. In return, US Airways agrees to pay predetermined fees to the regional airline for operating an agreed-upon number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, be reimbursed 100% by US Airways. Under both agreement types, US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional airlines use US Airways' reservation system, flight designator code to identify flights and fares in computer reservation systems, logos, service marks, aircraft paint schemes and uniforms similar to US Airways.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company believes that the following accounting policies are critical because they are subject to significant judgements and uncertainties and could potentially result in materially different results under different assumptions and conditions:

Impairment of Long-Lived Assets and Intangible Assets-The Company assesses the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant changes in the manner of use of the assets; significant underperformance relative to expected historical or projected future operating results; or significant negative industry or economic trends. The Company determines that an impairment has occurred when the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions. Changes in industry capacity and demand for air transportation can significantly impact the fair value of aircraft and related assets.

Passenger Revenue Recognition-The Company recognizes passenger transportation revenue and related commission expense when transportation is rendered. Passenger ticket sales collected prior to the transportation taking place are reflected in Traffic balances payable and unused tickets on the Consolidated Balance Sheets. Due to various factors including refunds, exchanges and transactions involving other carriers, certain amounts are recorded based on estimates. The Company routinely performs evaluations of the liability to support the amounts recorded. Adjustments resulting from these evaluations are recorded in the period of the evaluation (as a change in estimate).

Accounting for Income Taxes-As of December 31, 2001, the Company has a valuation allowance recorded against its net deferred tax asset of $943 million. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. If the Company's estimate of future taxable income changes, enabling the Company to realize some or all of the deferred tax assets, an adjustment to the valuation allowance would increase income in the period the determination was made.

Pensions and Other Postretirement Benefits-The Company's pension and other postretirement benefit costs are calculated utilizing various actuarial assumptions and methodologies prescribed under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company's assumptions include, but are not limited to, the selection of a discount rate, the expected return on plan assets, the rates of compensation increase and the expected health care cost trend rate. The discount rate is based on the Company's review of high quality corporate bond rates. The expected return on plan assets, rates of compensation increase and the expected health care cost trend rate are based on an evaluation of the Company's historical trends and experience taking into consideration current and expected economic and market conditions.

Accounting Changes

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings. The Company adopted SFAS 133, as amended, on January 1, 2001. This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' Equity (Deficit).

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. On January 1, 2000, the Company changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing revenue when credits are sold, to deferring the portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds will continue to be recognized immediately as a component of Other operating revenues. The Company believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, the Company recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.

Recent Accounting Pronouncements

     In October 2001, the Emerging Issues Task Force (EITF) issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." The EITF reached a consensus that the federal assistance received by air carriers pursuant to the Stabilization Act should not be netted against losses or costs incurred by air carriers as a result of September 11th events or reported as operating revenues. Furthermore, the federal assistance should be recognized by each air carrier as the compensated losses are incurred not to exceed the lesser of the actual direct and incremental losses incurred or each carrier's maximum allocation of the aggregate compensation provided for under the legislation.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains SFAS 121's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The Company will adopt SFAS 144 effective January 1, 2002 and believes that it will not have a material impact on the Company's financial statements upon adoption.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company will adopt SFAS 142 effective January 1, 2002 and expects that year 2002 amortization expense will be favorably impacted by $19 million as a result of ceasing amortization on its goodwill. SFAS 142 requires companies to cease amortization of goodwill and to test all goodwill for impairment at least annually. Based on a preliminary analysis, the Company does not expect that the adoption of SFAS 142 will result in an impairment of its goodwill.

Other Information

     Effective August 24, 2001, the Company changed its travel agent commission structure. Under the new structure, maximum payments to travel agents for tickets purchased in the U.S. for travel in the U.S. were reduced to $10 from $25 for one-way tickets and to $20 from $50 for round-trip tickets. Effective March 21, 2002, the Company will no longer pay base commission for tickets issued by travel agents in the United States (including Puerto Rico and the U.S. Virgin Islands) and Canada.

     On July 27, 2001, the U.S. Department of Justice announced its intention to file suit to block the proposed merger of the Company with a wholly-owned subsidiary of UAL Corporation (UAL), United Air Lines, Inc.'s parent corporation. As a result, the Company, UAL and Yellow Jacket Acquisition Corp. (the UAL wholly-owned subsidiary formed for the purpose of this merger) entered into a termination agreement on July 27, 2001 with respect to that certain Agreement and Plan of Merger, dated as of May 23, 2000, as amended, among the parties. In connection with such termination agreement, UAL paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. The amount paid to Mr. Johnson is included in Other, net on the Company's Consolidated Statements of Operations.

     In August 2001, US Airways and American terminated their frequent traveler arrangement whereby participants of each airline's frequent traveler program (FTP) redeemed mileage credits for award travel on either airline. Each company compensated the other when relieved of an obligation to provide a travel award.

     The Company places significant reliance on its information technology systems. To reduce costs and improve service levels, the Company entered into a long-term agreement with Sabre, Inc. (Sabre) effective January 1, 1998 to provide substantially all of the Company's information technology requirements. On July 1, 2001, Sabre completed the sale of its airline infrastructure outsourcing business to Electronic Data Systems Corporation (EDS) but retained ownership of its intellectual property. In connection with this sale, US Airways bifurcated its service agreement with Sabre into an agreement with EDS and an agreement with Sabre. EDS became responsible for substantially all of the Company's information technology requirements except for certain programming and support for most of Sabre's intellectual property, including Sabre's reservation and fare pricing systems, which Sabre continues to provide to the Company. The Company does not expect its information technology costs to change materially as a result of these new relationships.

     The Company and its subsidiaries are subject to a wide range of government regulation. Besides taxes on income, property and aviation fuel, among other taxes, the Company's airline subsidiaries are subject to numerous safety, maintenance and environmental-related mandates. The Company's airline subsidiaries also collect various taxes from their customers, such as the federal excise tax on domestic air transportation (commonly referred to as the "ticket tax") and the new security fee that was imposed beginning February 1, 2002, and pass through the collected amounts to the appropriate governmental agencies. Although taxes such as the ticket tax and security fee are not operating expenses to the Company, they represent an additional cost to the Company's customers. In addition, especially in regards to international operations and certain high-traffic domestic airports, the Company's airline subsidiaries are subject to certain restrictions on when and where they can operate. Changes in government regulation can have a material impact on the Company's results of operations and financial condition. Besides the effect of certain additional taxes on the Company's results of operations and financial condition, the Company's financial performance can be materially affected by the ability of the Company to pass through additional costs to its customers. Additional information related to government regulation can be found in Part I, Item 1 of this report under "Business: Industry Regulation and Airport Access."

Results of Operations

     The following section pertains to activity included in the Company's Consolidated Statements of Operations (contained in Part II, Item 8A) and to changes in selected US Airways operating and financial statistics (see "Selected US Airways Operating and Financial Statistics" below). Except where noted, operating statistics referred to in this section are for scheduled service only. The pro forma amounts presented herein for US Airways Group are adjusted to show what US Airways Group would have reported if the new accounting policy related to Dividend Miles revenue recognition had been in effect in periods prior to 2000. The pro forma amounts and certain noted operating and financial statistics presented herein for US Airways are adjusted to show what US Airways would have reported if the new accounting policy related to Dividend Miles revenue recognition had been in effect in periods prior to 2000 and the merger of Shuttle, Inc. (Shuttle) had occurred on January 1, 1999. See Note 1 in Part II, Items 8A and 8B for additional information related to the revenue recognition change and the Shuttle merger.

2001 Compared With 2000

Operating Revenues-Passenger transportation revenues decreased $1.18 billion. Passenger transportation revenues for US Airways decreased $1.07 billion on a pro forma basis due to a 12.0% decrease in yield and a 2.3% decrease in RPMs. Passenger transportation revenues related to the wholly-owned regional airlines decreased $104 million reflecting a decrease in yield of 8.0% and a decrease of 7.7% in RPMs. The unfavorable yield variance reflects a decline in business traffic as many companies imposed corporate travel restrictions as the general economy weakened, particularly after September 11th. In addition, the airline industry engaged in heavy price discounting to entice customers to fly post-September 11th. The decrease in RPMs primarily is due to the post-September 11th schedule reductions for US Airways. Cargo and freight revenues were flat. Higher freight revenues reflecting the larger cargo-carrying capability of the Airbus aircraft were offset by lower mail revenues. Mail revenues were down sharply in the fourth quarter of 2001 reflecting mail carriage restrictions imposed by the FAA. Other operating revenues increased principally due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates. These affiliates operated an average of 56 aircraft in 2001 versus 26 aircraft in 2000. The increased revenues resulting from sales of capacity on the regional jet affiliates are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below). In addition, cancellation fee revenues increased reflecting a rate increase from $75 to $100 per cancellation that went into effect during the first quarter of 2001.

Operating Expenses-Excluding unusual items (see "Unusual Items" below), operating expenses were flat on essentially the same level of capacity. The Company's Personnel costs increased 2.4% due to higher wage rates and benefit costs partially offset by lower headcount levels late in the year relating to the Company's restructuring plan. Effective May 1, 2001 most US Airways pilots received 17.0% wage rate increases pursuant to the "parity plus 1%" provision in their labor contract. Aviation fuel decreased 14.1% due primarily to lower average fuel prices. Aircraft rent increased 10.4% reflecting lease expense associated with new leased aircraft. Other rent and landing fees were flat as schedule-driven reductions in landings were offset by landing fee rate increases. Aircraft maintenance increased 5.6% due to aircraft engine repair timing factors. Other selling expenses decreased 12.2% due to lower advertising expenditures and sales volume driven decreases in credit card fees. Depreciation and amortization increased 6.2% due to the purchase of new Airbus aircraft partially offset by less depreciation resulting from the aircraft impairment charges. Commissions decreased 24.8% due to lower ticket sales and lower average commission rates. Commission rates decreased due to increases in internet bookings which are less costly to the Company. In addition, the Company revised its travel agent commission rate structure. Effective August 24, 2001, the maximum payment to travel agents was generally reduced (see "Other Information" above). Other operating expenses increased due to expenses related to purchases of capacity (ASMs) on regional jet affiliates and higher insurance rates partially offset by lower schedule-driven expenses such as crew travel and passenger food as well as expenses associated with US Airways' information systems contract with EDS. Refer to "Unusual Items" below for information on Asset impairments and other special charges and Airline stabilization act grant.

Other Income (Expense)-Interest income decreased due to lower average investment balances and return rates. Interest expense increased due to more aircraft-related debt outstanding and airport construction financing. Other, net for 2000 includes an $18 million impairment charge related to warrants the Company held in priceline.com Incorporated (Priceline). Refer to "Unusual Items" below for information on Merger termination fee.

Provision (Credit) for Income Taxes-During 2001, the Company recorded a net tax provision of $272 million including a valuation allowance against its net deferred tax asset. The Company's tax credit for 2000 was $57 million, representing an effective tax rate of 26%.

Earnings (Loss) per Common Share-Earnings (loss) per common share (EPS) was adversely affected by lower net earnings.

Selected US Airways Operating and Financial Statistics-Capacity (as measured by ASMs) was slightly lower and passenger volume (as measured by RPMs) decreased 2.3% in 2001 on a pro forma basis. These decreases resulted in a 68.9% passenger load factor, representing a 1.4 percentage point decrease over 2000. Full year comparisons are rendered less meaningful due to the events of September 11th. Commercial flights were suspended for almost three days and resumed gradually once the FAA allowed resumption of operations. As a result of the conditions after September 11th, the Company adopted a restructuring plan which included very significant schedule changes. By comparison to prior year, fourth quarter 2001 capacity decreased 19.9%, passenger volume decreased 26.9% and passenger load factor decreased 6.1 percentage points. Load factor year-over-year comparisons did steadily improve each month during the fourth quarter: October down 8.5 percentage points, November down 7.1 percentage points and December down 2.6 percentage points. Yields decreased 15.3% and 12.0% for the fourth quarter and full year 2001, respectively. The yield decreases reflect fewer high-yield ticket sales (i.e. business sales) which is typical when there is a general economic slowdown as corporations move to impose travel restrictions. The lower yields also reflect heavy price discounting used to entice customers to fly post-September 11th.

2000 Compared With 1999

Operating Revenues-Passenger transportation revenues increased $656 million or $515 million on a pro forma basis. Passenger transportation revenues for US Airways increased $488 million on a pro forma basis due to a 12.5% increase in RPMs partially offset by a 5.1% decrease in yield. Passenger transportation revenues related to the wholly-owned regional airlines increased $28 million reflecting favorable yield trends. Cargo and freight revenues increased 10.1% reflecting the increased cargo carrying capability of the new Airbus aircraft. Other operating revenues were relatively flat. However, on a pro forma basis these revenues would have increased by $171 million. The increase is principally due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates, revenues from sales of fuel to affiliated third parties (rate-driven), revenue from a service agreement with Galileo International, Inc. (Galileo) and an increase in frequent traveler mileage credits sold to partners. The increased revenues resulting from sales of capacity on regional jet affiliates are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-Excluding unusual items (see "Unusual Items" below), operating expenses increased 10.8% while ASMs increased 11.8%. The Company's Personnel costs increased 7.6% due to capacity driven increases in full-time equivalent employees and flight hours and to certain wage rates and benefit costs partially offset by expenses recognized in the prior year period related to lump sum payments made to certain employee groups. Aviation fuel increased 76.6% due primarily to average fuel prices increasing 63.4% over their prior year level. Aircraft rent increased 8.1% reflecting lease expense associated with new leased aircraft. Other rent and landing fees increased 4.2%, reflecting more departures. Other selling expenses increased 10.6% due to US Airways conducting an expanded advertising campaign dubbed "Win Back" targeted at passengers electing to fly other airlines as a result of past operational issues, and to higher credit card and CRS fees. Depreciation and amortization increased 8.2% due to the purchase of new Airbus aircraft and higher depreciation expenses associated with reducing the remaining depreciable life of certain DC-9-30 and B737-200 aircraft. Commissions decreased 23.3% due primarily to an October 1999 revision in the general commission rate paid to travel agents from 8% to 5% and more internet bookings which are generally subject to lower commission rates. Other operating expenses increased due to expenses from sales of fuel to affiliated third parties (rate-driven), expenses related to purchases of capacity (ASMs) on regional jet affiliates and increases in capacity related expenses including passenger food and crew travel. These increases were partially offset by lower expenses associated with US Airways' information systems contract with Sabre. Expenses in 1999 related to the Sabre contract were higher than normal due to a high number of scheduled data migration and Year 2000 compliance projects during that period.

Other Income (Expense)-Interest income increased due to higher investment balances than prior year. Interest expense increased due to more aircraft-related debt outstanding and the borrowings of $500 million from March 15, 2000 to May 4, 2000 under US Airways' former secured revolving credit facilities. Gain on sale of investment relates to US Airways Investment Management Company, Inc.'s (USIM), a wholly-owned subsidiary of US Airways, sale of its ownership interest in Galileo. See "Unusual Items" below for details of this transaction. Other, net for 2000 includes an $18 million impairment charge related to warrants the Company held in Priceline and for 1999 includes $17 million of gains which resulted from the partial sale of US Airways' interest in Equant N.V. in the first and fourth quarters of 1999.

Provision (Credit) for Income Taxes-The Company's tax credit for 2000 was $57 million, representing an effective tax rate of 26%. The Company's tax provision for 1999 was $148 million, representing an effective tax rate of 43%. The decrease in the effective tax rate results primarily from the effect of permanent differences.

Earnings (Loss) per Common Share-EPS was adversely affected by lower net earnings and by the effect of a lower share number stemming from the share repurchases that occurred mostly in 1999.

Selected US Airways Operating and Financial Statistics-Capacity (as measured by ASMs) increased 11.8% and passenger volume (as measured by RPMs) increased 12.5% in 2000 on a pro forma basis. These increases resulted in a 70.3% passenger load factor, representing a 0.4 percentage point increase over 1999. The increase in capacity reflects more aircraft, longer average stage lengths and improved operational performance. RPM growth in 2000 was adversely impacted by severe weather along the Eastern U.S. particularly in January and June, air traffic control delays, reduced passenger traffic stemming from a then-threatened March 25, 2000 labor-related shutdown and passenger apprehensions of flying on or around December 31, 1999. RPM growth in 1999 was adversely affected by inclement weather (snow/ice storms, hurricanes) in the Eastern U.S., the conversion of certain of the Company's information systems (including reservations, airport customer services and flight tracking systems) to those provided by Sabre, competitive pressures, air traffic control delays and operational difficulties.

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

Unusual Items

Asset Impairments and Other Special Charges-Asset impairments and other special charges included within the Company's Consolidated Statements of Operations includes the following components (dollars in millions):

	2001		1999
Aircraft impairments and related charges	$787	a)	$64	d)
Employee severance including benefits	85	b)	-
Other (leasehold improvement and future lease commitments)	86	c)	(19)	e)
	$958		$45
	===		==
a)

During August 2001, US Airways conducted an impairment analysis in accordance with SFAS 121 on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $403 million. In the aftermath of September 11, 2001, the Company elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft retirements were accelerated to the end of 2001 while the F-100s and MD-80s are scheduled to be retired by April 2002. Based on this, the Company conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pretax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, the Company reviewed other aircraft-related assets which resulted in a pretax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less cost to sale. Management estimated fair value considering recent sales and leasing transactions. US Airways also recognized a pretax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus aircraft and related spare engines and parts, including substantially all its DC-9, MD-80 and B737-200 aircraft. In connection with these agreements, US Airways reduced the carrying values of these assets resulting in a $148 million charge during the fourth quarter of 2001, including a $138 million impairment charge and a charge of $10 million to write down the related spare parts. See Note 14 to the Company's Notes to Consolidated Financial Statements for related information. Additionally, the Company recognized a pretax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party's early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the first quarter of 2001.

b)

In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees will be terminated or be furloughed by May 2002. US Airways' headcount reduction will be largely accomplished through involuntary termination/furloughs. US Airways will pay involuntary termination/furlough benefits based on each employee group's applicable policy. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally receive extended benefits (e.g. medical, dental, life insurance) but forego their furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter. In the fourth quarter, US Airways recognized a $2 million benefit curtailment charge, a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave, and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough.

c)

During the fourth quarter of 2001, US Airways recorded a charge of $66 million representing the present value of the future minimum lease payments on four Fokker 100 aircraft that are scheduled to be permanently removed from service. In the third quarter, US Airways recognized a pretax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pretax charge of $7 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date or aircraft park date.

d)

US Airways recognized a $64 million impairment charge in the fourth quarter of 1999. The impairment charge resulted from an analysis undertaken after US Airways announced plans to retire its remaining DC-9-30 aircraft in 2000 and 2001, and certain of its B737-200 aircraft in 2000. The analysis revealed that the expected future cash flows for certain of these aircraft were less than their carrying value. In accordance with provisions of SFAS 121, US Airways reduced the carrying values of these assets to fair value, as determined by published sources, recent transactions involving sales of similar aircraft and market trends in aircraft dispositions.

e)

In 1999, US Airways recognized (i) $14 million of pretax credits (including a fourth quarter credit of $3 million and a second quarter credit of $11 million) due to the reversal of previously accrued lease obligations upon the purchase off lease and sale or lease termination of eight BAe-146 aircraft; (ii) $1 million pretax credit (recorded during the second quarter) due to the reversal of lease return provisions upon the purchase off lease and sale of five BAe-146 aircraft; and a (iii) $4 million pretax credit (recorded during the second quarter) due to an accrual reversal upon the sale of a previously abandoned maintenance facility. The expense credits are considered unusual items because they relate to unusual items disclosed in prior periods, principally 1994 for the BAe-146 activity and 1997 for the facilities-related credit.

Airline Stabilization Act Grant-Through December 31, 2001, the Company had received approximately $264 million (US Airways received $255 million and the Company's Express subsidiaries received $9 million) from the U.S. Government under the Stabilization Act. The Company expects to receive an additional $56 million in 2002 under the Stabilization Act. Adjustments to the amount of compensation received may be recognized in 2002 as the rules governing the distribution are finalized. The payments will partially compensate the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

Merger Termination Fees-In connection with the merger termination agreement, UAL paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. This amount is included in Other, net on the Company's Consolidated Statements of Operations (see "Other Information" above).

Investments Gains/Losses-In June 1999, USIM sold its ownership interest in Galileo. The sale of the 7,000,400 shares of Galileo common stock resulted in cash proceeds of approximately $307 million and a pretax gain of approximately $274 million. Other, net on the Company's Consolidated Statements of Operations for 2000 includes an $18 million impairment charge related to warrants the Company held in Priceline and for 1999 includes $17 million of gains which resulted from the partial sale of US Airways' interest in Equant N.V. in the first and fourth quarters of 1999.

Selected US Airways Operating and Financial Statistics (1)
		Pro Forma		Pro Forma
	2001	2000 (2)		1999 (2)

Revenue passengers (thousands)*	56,114		60,636		57,397
Total RPMs (millions) (3)	45,979		47,065		41,878
RPMs (millions)*	45,948		47,012		41,793
Total ASMs (millions) (4)	66,744		66,919		59,925
ASMs (millions)*	66,704		66,851		59,815
Passenger load factor* (5)	68.9%		70.3%		69.9%
Break-even load factor (6)	80.8%		73.0%		69.5%
Yield* (7)	14.32	c	16.28	c	17.15	c
Passenger revenue per ASM* (8)	9.86	c	11.45	c	11.98	c
Revenue per ASM (9)	10.92	c	12.51	c	13.02	c
Cost per ASM (10)	12.46	c	12.72	c	12.99	c
Average passenger journey (miles)*	819		775		728
Average stage length (miles)*	667		633		604
Cost of aviation fuel per gallon (11)	86.28	c	95.76	c	58.61	c
Cost of aviation fuel per gallon, excluding fuel taxes (12)	80.09	c	89.11	c	52.41	c
Gallons of aviation fuel consumed (millions)	1,208		1,267		1,170
Operating aircraft at year-end	342		417		393
Full-time equivalent employees at year-end	35,232		43,467		42,016

* Scheduled service only (excludes charter service). c= cents
(1)

Operating statistics include free frequent travelers and the related miles they flew. Unusual items (see Note 13 to US Airways' Notes to Consolidated Financial Statements for additional information) and revenues and expenses associated with US Airways' capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways' financial results for purposes of financial statistical calculation and to provide better comparability between periods.

(2)

Includes the activity of the former Shuttle on a pro forma basis as if it was merged into US Airways as of January 1, 1999. Also, effective January 1, 2000, US Airways changed its accounting policy related to Dividend Miles revenue recognition. The 1999 amount is presented on a pro forma basis to show what US Airways would have reported if the new accounting policy had been in effect in periods prior to 2000.

(notes continued on following page)

(3)	Revenue Passenger Miles (RPMs) - revenue passengers multiplied by the number of miles they flew.
(4)	Available Seat Miles (ASMs) - seats available multiplied by the number of miles flown (a measure of capacity).
(5)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(6)	Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pretax income level.
(7)	Passenger transportation revenue divided by RPMs.
(8)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(9)	Total Operating Revenues divided by ASMs (a measure of unit revenue).
(10)	Total Operating Expenses divided by ASMs (a measure of unit cost).
(11)	Includes fuel taxes and transportation charges.
(12)	Includes transportation charges (excludes fuel taxes).

Liquidity and Capital Resources

     As of December 31, 2001, the Company's Cash, Cash equivalents and Short-term investments totaled $1.08 billion which was favorably impacted by $264 million of grants pursuant to the Stabilization Act and $188 million of ticket taxes for which remittance was deferred until January 2002 under the Stabilization Act. The Company's ratio of current assets to current liabilities (current ratio) was 0.6 and 0.9 as of December 31, 2001 and 2000, respectively (the Company's Consolidated Balance Sheets are contained in Part II, Item 8A of this report).

     For 2001, the Company's operating activities used net cash of $112 million (as presented in the Company's Consolidated Statements of Cash Flows, which are contained in Part II, Item 8A of this report). For 2001, operating cash flows were adversely impacted by recessionary conditions that were prevalent most of the year and the precipitous drop in operating revenues after September 11th. The Company has not generated positive operating cash flows since September 11th. For 2000 and 1999, the Company's operating activities provided net cash of $697 million and $603 million, respectively. Operating cash flows for these years reflect operating results partially offset by income taxes refunded and paid in 2000 and 1999, respectively.

     For 2001, investing activities included cash outflows of $1.14 billion related to capital expenditures. Capital expenditures included $992 million for the purchase of 23 A321 aircraft and three A330 aircraft as well as purchase deposits on future aircraft deliveries with the balance related to rotables, ground equipment and miscellaneous assets. The net cash used for investing activities was $867 million.

     For 2000, investing activities included cash outflows of $1.98 billion related to capital expenditures. Capital expenditures included $1.68 billion for the purchase of 50 A320-family aircraft and six A330 aircraft as well as purchase deposits on future aircraft deliveries with the balance related to rotables, ground equipment and miscellaneous assets. During January 2000, US Airways received $81 million related to its December 1999 exercise of certain Sabre options. The net cash used for investing activities was $2.00 billion.

     Investing activities for 1999 included cash outflows of $1.45 billion related to capital expenditures and cash inflows of $50 million related to asset dispositions. Capital expenditures included $1.16 billion for the purchase of 34 A320-family aircraft as well as purchase deposits on future aircraft deliveries, $41 million to purchase thirteen aircraft upon lease expiration, with the balance related to rotables, ground equipment (including training equipment) and miscellaneous assets. Asset dispositions includes the proceeds from US Airways' sale of 16 aircraft. During June 1999, US Airways received $307 million related to the disposition of its Galileo stock (see "Unusual Items" above). The net cash used for investing activities during 1999 was $1.11 billion.

     Net cash provided by financing activities during 2001 was $1.03 billion. This included proceeds of $344 million from the sale-leaseback of 8 A320-family aircraft and $951 million from the mortgages of 29 A320-family aircraft, three A330 aircraft and 28 additional aircraft engines. In addition, US Airways received $22 million from special facility revenue bond financings (see below). These proceeds were partially offset by the scheduled principal repayments of long-term debt in the amount of $290 million including the February 1, 2001 repayment of US Airways' $175 million 9 5/8% Senior Notes.

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

     For 1999, net cash provided by financing activities was $145 million. This included proceeds of $758 million from the sale-leaseback of 23 A320-family aircraft and $308 million from the mortgages of ten A320-family aircraft and nine Dash-8 aircraft. Besides scheduled principal repayments of $70 million, US Airways retired early certain long-term debt with a face amount of $47 million in 1999. In 1999, the Company purchased 18.1 million shares of Common Stock in open market transactions for $821 million.

     On February 1, 2001, US Airways' 9 5/8% Senior Notes matured. In connection with this, US Airways paid off these notes, which had a principal amount outstanding of $175 million, using cash on hand.

     In September 2000, the City of Charlotte issued $35 million of special facility revenue bonds, the proceeds of which were used to pay the cost of design, acquisition, construction and equipping of certain airport related facilities to be leased to US Airways at the Charlotte/Douglas International Airport.

     In July 2000, the Philadelphia Authority for Industrial Development issued $71 million of special facility revenue bonds, the proceeds of which were provided to US Airways in the form of an unsecured loan. US Airways is utilizing the proceeds to finance various improvements at the Philadelphia International Airport where US Airways has significant operations. The bond proceeds are restricted to expenditures at the Philadelphia International Airport and unspent amounts are classified as a component of Other assets, net in the Company's Consolidated Balance Sheets.

     In the fourth quarter of 1999, US Airways entered into an agreement with the Massachusetts Port Authority (MassPort) to guarantee the principal and interest payments in connection with $33 million of revenue bonds issued by MassPort. The proceeds of the bonds were used to finance the improvement and expansion of certain passenger terminal facilities which were leased to US Airways at Boston's Logan International Airport.

     Effective August 15, 2001, the Company terminated its $190 million 364-day secured revolving credit facility and its $250 million three-year secured revolving credit facility. No amounts were outstanding under these facilities, as of August 15, 2001, or at any time during the calendar year. The Company currently has no revolving credit facility.

     On September 14, 2001, Moody's Investors Service (Moody's) downgraded its ratings on US Airways Group and US Airways. The most noteworthy of the downgrades was to US Airways' senior secured debt which was downgraded from "B1" to "B2." The rating outlook is negative. On September 20, 2001, Standard and Poor's (S&P) downgraded its ratings on US Airways Group and US Airways. The most noteworthy of the downgrades was to US Airways' senior secured debt which was downgraded from "B" to "CCC+." US Airways

Group and US Airways remain on S&P CreditWatch with negative implications. US Airways' senior secured debt rating is a factor in rating its enhanced equipment trust certificates which, to date, have served as the primary source of financing for its new Airbus aircraft. Credit ratings issued by agencies such as S&P and Moody's affect a company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

     The Company has a contractual arrangement with a third party under which one or more further credit rating downgrades may, depending upon the Company's liquidity position, entitle the contract counterparty to require the Company to provide additional cash collateral of up to approximately $135 million.

     The following table provides detail of the Company's future cash contractual obligations, including all aircraft financing under enhanced equipment trust certificates, as of December 31, 2001 (dollars in millions):

	2002	2003	2004	2005	2006	Thereafter
Long-term debt and capital lease obligations (1)	$ 159	$ 311	$ 227	$ 241	$ 443	$2,297
Operating lease commitments	891	894	866	839	751	5,843
Aircraft purchase commitments	374	2	2	94	381	1,303
Total	$1,424	$1,207	$1,095	$1,174	$1,575	$9,443
	====	====	====	====	====	====

(1) Excludes related interest amounts.

     The Company's agreements to acquire new Airbus aircraft, accompanying jet engines and ancillary assets have increased the Company's financing needs and will significantly add to the Company's financial obligations. Through December 31, 2001, US Airways has used cash to purchase all Airbus aircraft and subsequently financed substantially all the aircraft through leveraged lease transactions or secured loan transactions. With regard to the deliveries scheduled for 2002, the Company has secured financing for nearly all of the purchase commitment. Additional financing or internally-generated funds will be needed to satisfy the Company's capital commitments for the balance of firm-order aircraft commitments and for other aircraft-related expenditures beyond 2002. Other capital expenditures, such as rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

     The Company continues to be highly leveraged. It has a higher amount of debt compared to equity capital than most of its principal competitors. Substantially all of its aircraft and engines are subject to liens securing indebtedness. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. Although traffic levels are improving, the Company expects that it will continue to experience negative cash flow from operations at a daily rate of $3 million through the first quarter of 2002. The Company expects to generate positive cash flow from operations beginning in April 2002 and for the second quarter of 2002. However, there can be no assurances that the Company can achieve or sustain positive cash flow from operations.

     The Stabilization Act includes an Air Carrier Loan Guarantee Program. This program is designed to assist viable airlines that suffered financially as a result of September 11th who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The program's application deadline is June 28, 2002. The Company is currently evaluating whether to apply. If the Company does apply and its application is approved, the Company will undertake such a financing only if needed. There can be no assurance that this source of financing will be available to the Company.

     As is more fully discussed in Part I, Item 3 "Legal Proceedings," the Air Line Pilots Association, International has filed two grievances and the Association of Flight Attendants has filed a grievance against US Airways contending that furloughs and certain other employment practices that occurred following the September 11, 2001 terrorist attacks were in violation of the applicable collective bargaining agreements. Among the remedies being sought are a reinstatement of furloughed employees and full back pay to furloughed employees. The Company believes that its actions were permissible under force majeure clauses in the collective bargaining agreements and that it has valid defenses to the other allegations. However, the Company is unable to predict the outcome of the arbitrations, and if one or more of the grievances is determined unfavorably, it could have a material adverse impact on the Company's liquidity position.

     Eastern U.S. operations comprise a substantial portion of the route structure of the Company's airline subsidiaries. Although a competitive strength in some regards, the regional concentration of significant operations results in the Company being susceptible to changes in certain regional conditions. Factors such as weather conditions or a decrease in the demand for air transportation in the markets in which the Company operates may adversely affect the Company's financial condition or results of operations. The combination of a high cost structure and the regional concentration of operations has also contributed to US Airways being particularly vulnerable to low-cost, low-fare competition. Adverse changes in certain factors that are generally outside the Company's control, such as an economic downturn, additional government regulation, intensified competition from lower-cost competitors or increases in the cost of aviation fuel, could have a materially adverse effect on the Company's financial condition, results of operations and future prospects. The Company's financial condition and results of operations are also particularly susceptible to adverse changes in general economic and market conditions due to US Airways' high cost structure relative to its major competitors (see related discussion above under "Current Competitive Position"). Other factors that may affect the Company's actual results include labor costs and consumer perceptions of the Company's products. The Company is unable to predict the effect that these factors may have on its financial condition or results of operations.

     The Company will largely rely on cash flows from operations to fund its operations in the near term. Although it has taken aggressive action to reduce its costs, including significant reductions in workforce, many of the Company's costs are fixed over the intermediate to longer term, so that the Company is not able to reduce its costs as quickly as it is able to reduce its capacity. The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including: (1) the continuing adverse impact of the terrorist attacks on the economy in general; (2) the level of air travel demand, mix of business and leisure travel and related yields; (3) the Company's ability to reduce its operating costs and conserve its financial resources; (4) the higher costs associated with new FAA security directives and any other increased regulation of air carriers; (5) the significantly higher costs of aviation insurance coverage, and the extent to which such insurance (and war-risk coverage for vendors) will continue to be commercially available to the Company and its vendors; (6) the ability of the Company to reduce costs to a level that takes into account the significantly reduced size of its operation, and the timing of those cost reductions; (7) the Company's ability to raise financing in light of the various factors referred to herein, including limitations imposed by the U.S. Government in recently promulgated regulations relating to the application for loan guarantees under the Stabilization Act; (8) the price and availability of jet fuel, and the availability to the Company of fuel hedges in light of current industry conditions; (9) the extent of the decline in value of the aircraft in the Company's fleet; and (10) the extent of the benefits received by the Company under the Stabilization Act, taking into account any challenges to and interpretations or amendments of the Stabilization Act or regulations issued pursuant thereto. At this point, due in part to the lack of predictability of future traffic, business-leisure mix and related yields, the Company is unable to estimate the entire impact on it of the events of September 11, 2001 and their consequences and the sufficiency of its financial resources to absorb that impact, including the mitigating effects of recently increased traffic, the Stabilization Act and the Company's cost-cutting measures. However, given the magnitude of these unprecedented events and the possible subsequent effects, the adverse impact to the Company's financial condition, results of operations and prospects may continue to be material.

Outlook for 2002

     In terms of guidance for 2002, US Airways expects a 10% to 12% reduction in available seat miles for the year and unit cost to be in the same range as 2001. For the first quarter of 2002, US Airways expects its capacity to be 18% to 20% lower on a year-over-year basis, with unit cost at approximately last year's levels. Given the tough revenue environment facing the airline industry and US Airways, the Company expects a significant loss for the first quarter of 2002.

     Most of US Airways' major labor groups' contract pay rates are linked to the weighted average cost for comparable positions at Delta Air Lines, Inc., American Airlines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. plus 1% ("parity plus 1%"). Several major labor groups at these four airlines have either recently ratified new contracts or are actively negotiating new contracts. While it is impossible to reliably predict the ultimate wage rate increases that may result from negotiations on the open contracts, based on increases provided for in the ratified contracts, US Airways expects its wage rates to increase materially in 2002. In addition, as a result of the certain employee wage rate increases in 2001 combined with a significant decline in the fair market value of the securities comprising the plan assets as well as a lower discount rate, costs related to US Airways' pension plans are expected to increase significantly.

     The Company remains very focused on cutting costs and conserving cash. The Company's management will also continue to work with the pilot leadership to relax the regional jet caps currently in place. The need for regional jets is pressing. Due to its relatively small-size hubs, US Airways relies heavily on feed traffic from its US Airways Express affiliates who carry passengers from low-density markets to US Airways' hubs. The Company continues to lose market share in markets where its turboprop affiliates compete with other major airline affiliates who operate regional jets. The Company will also continue to evaluate opportunities that it believes will provide incremental revenue, which may include a global alliance, a domestic alliance or some other strategic relationship.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposures include commodity price risk (i.e. the price paid to obtain aviation fuel), interest rate risk and equity price risk. The potential impact of adverse increases in the aforementioned risks and general strategies employed by the Company to manage such risks are discussed below.

     The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions the Company may take to mitigate its exposure to such changes. Actual results of changes in prices or rates may differ materially from the following hypothetical results.

Commodity Price Risk

     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Because the operations of the Company's airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company's results of operations and financial condition. For 2001 and 2000, aviation fuel expenses represented 11.8% and 13.8%, respectively, of the Company's total operating expenses (as adjusted to exclude unusual items).

     The Company utilizes financial derivatives to manage the risk associated with changes in aviation fuel prices. As of December 31, 2001, the Company had open fuel hedge positions in place to hedge substantially all its first quarter 2002 anticipated jet fuel requirements and 20% of its second quarter 2002 anticipated jet fuel requirements. The fair value of these positions was a net liability of approximately $18 million, which is recorded in Other accrued expenses in the Company's Consolidated Balance Sheets. An immediate hypothetical ten percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2001 prices would change the fair value of the commodity derivative financial instruments in place by $19 million.

Interest Rate Risk

     Exposure to interest rate risk relates primarily to the Company's cash equivalents and short-term investments portfolios and long-term debt obligations.

     Considering the Company's average balance and typically short duration of cash equivalents and short-term investments during 2001, an assumed 10% decrease in the average interest earned on these financial instruments would not materially impact the Company's results of operations.

     As of December 31, 2001 and 2000, the Company had $468 million and $84 million of variable-rate debt outstanding, respectively. Assuming a hypothetical 10% increase in average interest rates during 2002 as compared to 2001 and normalized for new debt issued, interest expense would increase $3 million.

     Additional information regarding the Company's long-term debt obligations (dollars in millions):

	Expected Maturity Date							12/31/01 Fair
2002		2003	2004	2005	2006	Thereafter	Total	Value

Fixed-rate debt	$124	$240	$165	$182	$223	$2,212	$3,146	$2,598
Weighted avg. interest rate	8.9%	9.4%	9.3%	9.3%	9.3%	8.1%
Variable-rate debt	$30	$67	$57	$58	$218	$38	$468	$415
Weighted avg. interest rate	6.0%	5.8%	5.9%	6.0%	5.7%	7.6%

     As of December 31, 2001, the Company has firm orders for 43 new Airbus aircraft, including nine aircraft scheduled for delivery in 2002. These orders will increase the Company's financing needs and will add to its financial obligations. See Notes 4 and 6(a) to the Company's Notes to Consolidated Financial Statements for additional information.

Equity Price Risk

     US Airways holds Sabre Holdings Corporation (SHC) stock options that have a fair value and carrying value of $17 million as of December 31, 2001. Fair value is computed using the Black-Scholes stock option pricing model. A hypothetical ten percent decrease in the December 31, 2001 value of the SHC stock price would decrease the fair value of the stock options by $2 million. See Note 2(b) to the Company's Notes to Consolidated Financial Statements for information related to the fair value of these options.

Item 8A.  Consolidated Financial Statements for US Airways Group, Inc.

Independent Auditors' Report

The Stockholders and Board of Directors
US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities and effective January 1, 2000, the Company changed its method of accounting for the sale of mileage credits in its frequent traveler program.

                                                                                     KPMG LLP

McLean, Virginia
February 26, 2002

US Airways Group, Inc.
Consolidated Statements of Operations
Year Ended December 31,
(dollars in millions, except per share amounts)

	2001	2000	1999
Operating Revenues
Passenger transportation	$7,164	$8,341	$7,685
Cargo and freight	164	164	149
Other	960	764	761
Total Operating Revenues	8,288	9,269	8,595
Operating Expenses
Personnel costs	3,726	3,637	3,380
Aviation fuel	1,103	1,284	727
Aircraft rent	573	519	480
Other rent and landing fees	449	448	430
Aircraft maintenance	532	504	499
Other selling expenses	368	419	379
Depreciation and amortization	392	369	341
Commissions	279	371	484
Asset impairments and other special charges	958	-	45
Airline stabilization act grant	(320)	-	-
Other	1,911	1,771	1,694
Total Operating Expenses	9,971	9,322	8,459
Operating Income (Loss)	(1,683)	(53)	136
Other Income (Expense)
Interest income	61	76	66
Interest expense	(297)	(251)	(193)
Interest capitalized	18	33	38
Merger termination fee	50	-	-
Gain on sale of investment	-	-	274
Other, net	(1)	(28)	24
Other Income (Expense), Net	(169)	(170)	209
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(1,852)	(223)	345
Provision (Credit) for Income Taxes	272	(57)	148
Income (Loss) Before Cumulative Effect
of Accounting Change	(2,124)	(166)	197
Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes of $5 Million and
$63 Million, respectively	7	(103)	-
Net Income (Loss)	$(2,117)	$(269)	$197
	=====	====	====

Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(31.59)	$(2.47)	$2.69
Cumulative Effect of Accounting Change	$0.11	$(1.55)	$-
Net Earnings (Loss) per Common Share	$(31.48)	$(4.02)	$2.69
	=====	====	====
Diluted
Before Cumulative Effect of Accounting Change	$(31.59)	$(2.47)	$2.64
Cumulative Effect of Accounting Change	$0.11	$(1.55)	$-
Net Earnings (Loss) per Common Share	$(31.48)	$(4.02)	$2.64
	=====	====	====
Shares Used for Computation (000)
Basic	67,227	66,855	73,316
Diluted	67,227	66,855	74,603

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.
Consolidated Balance Sheets
December 31,
(dollars in millions, except per share amount)
	2001	2000
ASSETS
Current Assets
Cash	$36	$40
Cash equivalents	557	503
Short-term investments	485	773
Receivables, net	281	331
Materials and supplies, net	209	249
Deferred income taxes	-	428
Prepaid expenses and other	207	268
Total Current Assets	1,775	2,592
Property and Equipment
Flight equipment	7,472	6,762
Ground property and equipment	1,211	1,148
Less accumulated depreciation and amortization	(4,075)	(3,118)
	4,608	4,792
Purchase deposits for flight equipment	85	197
Total Property and Equipment	4,693	4,989
Other Assets
Goodwill, net	531	551
Pension assets	411	401
Other intangibles, net	343	313
Other assets, net	272	281
Total Other Assets	1,557	1,546
	$8,025	$9,127
	====	====
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$159	$284
Accounts payable	625	538
Traffic balances payable and unused tickets	817	890
Accrued aircraft rent	257	358
Accrued salaries, wages and vacation	372	324
Other accrued expenses	796	524
Total Current Liabilities	3,026	2,918
Noncurrent Liabilities
Long-term debt, net of current maturities	3,515	2,688
Accrued aircraft rent	293	182
Deferred gains, net	589	606
Postretirement benefits other than pensions	1,474	1,407
Employee benefit liabilities and other	1,743	1,684
Total Noncurrent Liabilities	7,614	6,567
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common Stock, par value $1 per share, issued 101,172,000 shares	101	101
Paid-in capital	2,185	2,241
Retained earnings (deficit)	(2,937)	(820)
Common stock held in treasury, at cost, 33,584,000 shares and 34,166,000 shares, respectively	(1,749)	(1,807)
Deferred compensation	(62)	(75)
Accumulated other comprehensive income (loss), net of income tax effect	(153)	2
Total Stockholders' Equity (Deficit)	(2,615)	(358)
	$8,025	$9,127
	====	====

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,
(in millions)

	2001	2000	1999
Cash flows from operating activities
Net income (loss)	$(2,117)	$(269)	$197
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities
Non-cash special charges	927	-	45
Depreciation and amortization	392	369	341
Deferred income tax provision (credit)	487	(106)	(44)
Gains on dispositions of property	(3)	(3)	(5)
Gain on sale of investment	-	-	(274)
Amortization of deferred gains and credits	(48)	(43)	(32)
Cumulative effect of accounting change, net of applicable income taxes	(7)	103	-
Other	(28)	25	52
Changes in certain assets and liabilities
Decrease (increase) in receivables	80	(26)	49
Decrease (increase) in materials and supplies, prepaid expenses
and pension assets	3	(17)	(42)
Increase (decrease) in traffic balances payable and unused tickets	(73)	89	(117)
Increase (decrease) in accounts payable and accrued expenses	209	491	350
Increase (decrease) in postretirement benefits other than
pensions, noncurrent	66	84	83
Net cash provided by (used for) operating activities	(112)	697	603

Cash flows from investing activities
Capital expenditures	(1,135)	(1,978)	(1,448)
Proceeds from dispositions of property	53	31	50
Proceeds from exercise of Sabre options	-	81	-
Proceeds from sale of investment	-	-	307
Decrease (increase) in short-term investments	280	(150)	(25)
Decrease (increase) in restricted cash and investments	(72)	11	(19)
Other	7	4	21
Net cash provided by (used for) investing activities	(867)	(2,001)	(1,114)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	344	910	758
Proceeds from issuance of long-term debt	973	1,340	320
Principal payments on long-term debt and capital lease obligations	(290)	(631)	(117)
Purchases of Common Stock	-	(20)	(821)
Sales of treasury stock	2	2	5
Net cash provided by (used for) financing activities	1,029	1,601	145
Net increase (decrease) in Cash and Cash equivalents	50	297	(366)
Cash and Cash equivalents at beginning of year	543	246	612
Cash and Cash equivalents at end of year	$593	$543	$246
	====	====	====

Noncash investing and financing activities
Capital lease obligation incurred	$32	$-	$-

Supplemental Information
Interest paid, net of amounts capitalized	$274	$210	$176
Income taxes paid (received)	$(113)	$(87)	$58

See accompanying Notes to Consolidated Financial Statements

.

US Airways Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
Three Years Ended December 31, 2001

(dollars in millions, except per share amounts)
						Accumulated other comprehensive income (loss), net of income tax effect
	Common Stock	Paid-in capital	Retained earnings (deficit)	Common Stock held in treasury	Deferred compen- sation	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability	Total	Comprehensive income (loss)
Balance as of December 31, 1998	$101	$2,283	$(748)	$(1,069)	$(99)	$177	$-	$(52)	$593
Purchase of 18,103,000 shares of Common Stock	-	-	-	(817)	-	-	-	-	(817)
Grant of 387,000 shares of non-vested stock	-	-	-	14	(14)	-	-	-	-
Acquisition of 18,000 shares of Common Stock from certain employees	-	-	-	(1)	-	-	-	-	(1)
Exercise of 234,000 stock options	-	-	-	6	-	-	-	-	6
Reissuance of shares held in treasury for less than cost	-	(15)	-	15	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	30	-	-	-	30
Unrealized loss on available-for-sale securities, net of reclassification adjustment	-	-	-	-	-	(177)	-	-	(177)	$(177)
Minimum pension liability change	-	-	-	-	-	-	-	52	52	52
Net income	-	-	197	-	-	-	-	-	197	197
Total comprehensive income										$72
Balance as of December 31, 1999	$101	$2,268	$(551)	$(1,852)	$(83)	$-	$-	$-	$(117)
Purchase of 155,000 shares of Common Stock	-	-	-	(5)	-	-	-	-	(5)
Grant of 941,000 shares of non-vested stock	-	-	-	26	(26)	-	-	-	-
Reversion of 29,000 shares of previously granted non-vested stock	-	-	-	(1)	1	-	-	-	-
Acquisition of 78,000 shares of Common Stock from certain employees	-	-	-	(3)	-	-	-	-	(3)

(continued on following page)

US Airways Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
Three Years Ended December 31, 2001

(dollars in millions, except per share amounts)
						Accumulated other comprehensive income (loss), net of income tax effect
Common Stock		Paid-in capital	Retained earnings (deficit)	Common Stock held in treasury	Deferred compen- sation	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability	Total	Comprehensive income (loss)
Exercise of 68,000 stock options	-	-	-	1	-	-	-	-	1
Reissuance of shares held in treasury for less than cost	-	(27)	-	27	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	33	-	-	-	33
Unrealized gain on available-for-sale securities	-	-	-	-	-	2	-	-	2	$2
Net loss	-	-	(269)	-	-	-	-	-	(269)	(269)
Total comprehensive loss										$(267)
Balance as of December 31, 2000	$101	$2,241	$(820)	$(1,807)	$(75)	$2	$-	$-	$(358)
Grant of 1,111,000 shares of non-vested stock and 1,849,000 stock options	-	1	-	6	(7)	-	-	-	-
Reversion of 483,000 shares of previously-granted non- vested stock	-	-	-	(6)	6	-	-	-	-
Acquisition of 177,000 shares of Common Stock from certain employees	-	-	-	(1)	-	-	-	-	(1)
Exercise of 104,000 stock options	-	-	-	2	-	-	-	-	2
Reissuance of shares held in treasury for less than cost	-	(57)	-	57	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	14	-	-	-	14
Unrealized loss on fuel cash flow hedges, net of reclassification adjustment	-	-	-	-	-	-	(17)	-	(17)	$(17)
Minimum pension liability change	-	-	-	-	-	-	-	(138)	(138)	(138)
Net loss	-	-	(2,117)	-	-	-	-	-	(2,117)	(2,117)
Total comprehensive loss										$(2,272)
Balance as of December 31, 2001	$101	$2,185	$(2,937)	$(1,749)	$(62)	$2	$(17)	$(138)	$(2,615)	====
	===	====	====	====	==	==	===	===	====

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

     (a)  Basis of presentation and nature of operations

     The accompanying Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries. Principal subsidiaries include US Airways, Inc. (US Airways), Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with 2001 classifications.

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

     US Airways is the Company's principal operating subsidiary and accounted for approximately 87% of the Company's operating revenues in 2001 on a consolidated basis. US Airways is a major U.S. air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 56 million passengers during 2001 and was the sixth largest U.S. air carrier, as ranked by revenue passenger miles (RPMs). US Airways operates predominantly in the Eastern U.S. with major connecting hubs at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Boston's Logan International Airport, New York's LaGuardia Airport and Washington's Ronald Reagan Washington National Airport (Reagan National).

     Allegheny, Piedmont and PSA (which collectively enplaned approximately 6 million passengers in 2001) are regional air carriers that, along with seven non-owned regional airline carriers with which the Company has marketing agreements, form "US Airways Express." US Airways Express also has a majority of its operations in the Eastern U.S.

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

     On September 11, 2001, the Federal Aviation Administration ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. This grounding lasted nearly three days. Reagan National, where the Company has substantial operations, remained closed until October 4, 2001, after which operations are being gradually phased in. In the aftermath of September 11, 2001, the Company implemented several measures aimed at downsizing its operations to better match capacity with decreased air travel demand and conserving financial resources available to fund operations. These measures include the furlough or termination of approximately 11,400 employees; cutting capacity by more than 20% from the pre-September 11th level including a substantial reduction in point-to-point flying (i.e. non-hub flights), which included the elimination of MetroJet; the accelerated retirement of three less efficient fleet types; and the closure of several reservation centers, US Airways Club facilities and city ticket offices.

     US Airways has the highest unit operating costs among the major domestic air carriers. The growth and expansion of competitors with lower cost and fare structures in its markets has put considerable pressure on US Airways to reduce its operating costs in order to maintain its competitiveness. In addition, although a competitive strength in some regards, the concentration of significant operations in the Eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on the Company's financial condition and results of operations. In addition, the Company has firm orders for 43 Airbus aircraft, including nine aircraft scheduled for delivery in 2002, that will increase its financing needs and result in a significant increase in its financial obligations.

     Personnel costs represent the Company's largest expense category. As of December 31, 2001, the Company's various subsidiaries employed approximately 40,900 full-time equivalent employees. Approximately 35,800 (83%) of the Company's active employees are covered by collective bargaining agreements with various unions. US Airways' labor contract with its pilots, who are represented by the Air Line Pilots Association, International, becomes amendable on January 2, 2003.

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

     US Airways classifies securities underlying its Cash equivalents and Short-term investments as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of Stockholders' Equity (Deficit) within Accumulated other comprehensive income (loss), net of income tax effect.

     (d)  Materials and supplies, net

     Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

     (e)  Property and Equipment

     Property and equipment is stated at cost or, if acquired under capital lease, at the lower of the present value of minimum lease payments or fair value of the asset at the inception of the lease. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

     Depreciation and amortization expense for principal asset classifications is calculated on a straight-line basis to an estimated residual value. Depreciable lives are 11-30 years for operating flight equipment, 25-30 years for facilities and 3-10 years for other ground property and equipment. Rotable parts and assemblies are depreciated over the estimated fleet life of the associated aircraft, on a group basis. The cost of property acquired under capital lease and improvements to leased assets are depreciated over the term of the lease on a straight-line basis. When property and equipment is sold any gain or loss is recognized in the Other, net category of Other Income (Expense).

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

     (f)  Goodwill and Other intangibles, net

     Goodwill, the cost in excess of fair value of identified net assets acquired, is amortized as Depreciation and amortization on a straight-line basis over 40 years. The 1987 acquisitions of Pacific Southwest Airlines and Piedmont Aviation, Inc. resulted in $629 million of goodwill. The 1997 acquisition of Shuttle resulted in $138 million of goodwill (see also Note 1(a)). As of December 31, 2001 and 2000, accumulated amortization was $236 million and $216 million, respectively.

     Other intangible assets consist mainly of purchased operating rights at various airports, capitalized software costs developed for internal use and the intangible asset associated with the underfunded amounts of certain pension plans. Operating rights include airport take-off and landing slots and airport gate leasehold rights acquired. These assets are amortized on a straight-line basis to Depreciation and amortization on the Consolidated Statements of Operations generally over 25 years for airport take-off and landing slots, and the term of the lease for airport gate leasehold rights. Capitalized software costs are amortized on a straight-line basis as Depreciation and amortization over five years. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions'' (SFAS 87). As of December 31, 2001 and 2000, accumulated amortization related to other intangible assets was $304 million and $263 million, respectively.

     The Company periodically evaluates the period of amortization of its goodwill and intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. This analysis is performed separately for the goodwill which resulted from each acquisition and for the other intangibles. Based on the most recent analyses, the Company believes that goodwill and other intangible assets were not impaired as of December 31, 2001.

     The Company will begin applying the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002. The Company will cease amortization of goodwill upon the effective date of its adoption of SFAS 142 and test goodwill annually for impairment. The Company expects that year 2002 amortization expense will be favorably impacted by $19 million as a result of ceasing amortization of this asset.

     (g)  Other assets, net

     Other assets, net consist primarily of restricted cash and investments, unamortized debt issuance costs and noncurrent deferred income taxes (December 31, 2000 only). Restricted cash includes deposits in trust accounts primarily to collateralize letters of credit and workers'

compensation claims, credit card processing collateral and unspent bond proceeds to finance various improvements at the Philadelphia International Airport.

     (h)  Frequent traveler program

     US Airways accrues the estimated incremental cost of travel awards earned by participants in its "Dividend Miles" frequent traveler program when the requisite mileage award levels are achieved. US Airways also sells mileage credits to certain marketing partners. In December 1999, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. On January 1, 2000, US Airways changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing all revenue when credits are sold, to deferring the portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds is recognized immediately as a component of Other operating revenues. US Airways believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, US Airways recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.

     (i)  Pro Forma Information - Dividend Miles

     The unaudited pro forma amounts below are provided to show what the Company would have reported if the new accounting policy related to Dividend Miles had been in effect in periods prior to 2000 for the years ended December 31, 2001, 2000 and 1999. See Note 1(h) above for further information.

As reported, before Cumulative Effect of Accounting Change	2001	2000	1999
(in millions, except per share amounts)
Income (Loss)	$(2,124)	$(166)	$197
Earnings (Loss) per Common Share, Basic	$(31.59)	$(2.47)	$2.69
Earnings (Loss) per Common Share, Diluted	$(31.59)	$(2.47)	$2.64

Pro forma, before Cumulative Effect of Accounting Change	2001	2000	1999
(in millions, except per share amounts)

Income (Loss)	$(2,124)	$(166)	$181
Earnings (Loss) per Common Share, Basic	$(31.59)	$(2.47)	$2.47
Earnings (Loss) per Common Share, Diluted	$(31.59)	$(2.47)	$2.42

     (j)     Derivative financial instruments

     The Company's results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, the Company periodically enters into fixed price swap agreements and other similar instruments, which may have maturities of up to 24 months. These agreements substantially fix the Company's cash flows related to fuel expense. Because there is not a readily available market for derivatives in aircraft fuel, the Company primarily uses heating oil contracts to manage its exposure to the movement of aircraft fuel prices. The changes in the market value of the heating oil contracts have a high correlation to changes in aircraft fuel prices. The agreements qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging" (SFAS 133). The Company does not purchase or hold any derivative financial instruments for trading purposes.

     Upon adoption of SFAS 133 on January 1, 2001, the Company recorded the fair market value of its fuel hedge contracts, which was approximately $2 million, on its Consolidated Balance Sheets. On an ongoing basis, the Company adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income until the hedged fuel is recognized into earnings. However, to the extent that the change in the value of the fuel hedge contract does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, the excess gain or loss is considered "ineffective" and is immediately recognized in earnings. The fuel hedge contracts gains and losses including those classified as "ineffective" are recognized to Aviation fuel on the Company's Consolidated Statements of Operations, except for those hedging purchases of aviation fuel under its regional jet capacity purchase agreements, which are recorded to Other operating expenses.

     The Company holds stock options in Sabre, Inc. (Sabre) and warrants in a number of
e-commerce companies as a result of service agreements with them. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded the fair market value of its stock options and warrants, which was approximately $12 million, on its Consolidated Balance Sheets. The offset was a $7 million credit, net of income taxes, recorded to Cumulative Effect of Accounting Change on the Company's Consolidated Statements of Operations. On an ongoing basis, the Company adjusts its balance sheet to reflect changes in the current fair market value of the stock options and warrants to Other, net on its Consolidated Statements of Operations.

     Prior to its adoption of SFAS 133, the Company deferred all gains and losses on its fuel hedge contracts until the month the underlying jet fuel being hedged was used and its stock options and warrants were accounted for using the cost method. See Note 2 for more information on the Company's derivative financial instruments.

     (k)  Deferred gains, net

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense. The gain related to the exercise of Sabre options is deferred and amortized over the contract period as a reduction to Other operating expenses. See Note 2 for more information concerning the Sabre options.

     (l)  Passenger transportation revenues

     Revenue is recognized when the transportation service is rendered. Passenger ticket sales are recorded as a liability (Traffic balances payable and unused tickets) and subsequently relieved either through carriage of the passenger, refund to the passenger or billing from another air carrier which provided the service.

     US Airways purchases all of the capacity (available seat miles) generated by Mesa Airlines, Inc. (Mesa), Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (Trans States) in certain markets. Mesa, Chautauqua and Trans States operate regional jet aircraft in these markets as part of US Airways Express. US Airways recognizes this revenue as Other operating revenues when transportation service is rendered by these affiliates or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways' Traffic balances payable and unused tickets and are subsequently relieved in the same manner as described above.

     See Note 1(h) above for information on the sale of Dividend Miles that are recognized as a component of passenger transportation revenues.

     (m)  Stock-based compensation

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations to account for awards of stock-based compensation granted to employees. Award compensation is amortized on a pro rata basis.

     (n)  Maintenance and repair costs

     Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except engine overhaul costs incurred by PSA which are accrued on the basis of hours flown. Effective January 1, 2002, PSA will change its method of accounting from accruing on the basis of hours flown to expense as incurred. As a result, the Company will record a credit of $17 million representing the cumulative effect of the accounting change.

     (o)  Other selling expenses

     Other selling expenses include credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses for 2001, 2000 and 1999 were $28 million, $53 million and $41 million, respectively (such costs are expensed when incurred).

     (p)  Earnings (Loss) per Common Share

     Basic Earnings (Loss) per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts) for the years ended December 31, 2001, 2000 and 1999.

	2001	2000	1999

Income (loss) before cumulative effect of accounting change	$(2,124)	$(166)	$197
	====	===	===
Common Shares:
Weighted average common shares outstanding (basic)	67	67	73
Incremental shares related to outstanding stock options	-	-	2
Weighted average common shares outstanding (diluted)	67	67	75
	===	====	===

EPS before accounting change-Basic	$(31.59)	$(2.47)	$2.69
EPS before accounting change-Diluted	$(31.59)	$(2.47)	$2.64

Note: EPS amounts may not recalculate due to rounding.

     The Company has excluded 11 million, 8 million and 6 million shares from the diluted EPS calculations for the years ended December 31, 2001, 2000 and 1999, respectively, as they represent antidilutive stock options for the respective periods presented.

2.  Financial Instruments

     (a)  General

     On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (SHC Stock Options) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of Sabre Holdings Corporation (SHC Common Stock), Sabre's parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback provision, if US Airways elects to terminate its information technology service agreement with Sabre it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months. The deferred gain from the 1999 exercise is amortized on a straight-line basis over a contractually determined period ending December 2012. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common

Stock at an exercise price of $23.78 subject to an $111.83 per share cap on the fair market value of the underlying common stock. These options are exercisable during a ten-year period beginning January 2, 2003.

     The Company utilizes fixed price swap agreements or other similar instruments to manage its exposure related to jet fuel price changes. During 2001, the Company recognized losses of approximately $18 million related to its fuel hedging activities which were primarily included in Aviation fuel on its Consolidated Statements of Operations including a loss of $1 million related to hedge ineffectiveness. As of December 31, 2001, the Company had open fuel hedge positions in place to hedge substantially all its first quarter 2002 anticipated jet fuel requirements and 20% of its second quarter 2002 anticipated jet fuel requirements. The Company had $17 million of unrealized losses related to the open fuel hedge positions recorded in Accumulated other comprehensive income (loss), net of income tax effect on its Consolidated Balance Sheets as of December 31, 2001. These losses are expected to be charged against 2002 results.

     US Airways is a member of the SITA Foundation (SITA), the principal asset of which is its equity interest in Equant N.V., an international data network service company. In February and December 1999, SITA sold a portion of its interest in Equant in secondary public offerings and distributed the pro rata proceeds to certain of its members (including US Airways) that elected to participate in the offerings. In connection with this transaction, US Airways recorded pretax gains of $17 million in 1999. During 2001, US Airways' remaining Equant ownership was converted to France Telecom shares, which US Airways then sold resulting in a $3 million pretax gain. These gains are included in Other, net on the Company's Consolidated Statements of Operations.

     In November 1999, US Airways entered into an agreement with priceline.com Incorporated (Priceline) which sets forth the terms and conditions under which ticket inventory provided by US Airways may be sold utilizing Priceline's internet-based electronic commerce system. In connection with the agreement, US Airways received warrants to purchase up to 1.5 million shares of Priceline's common stock for $52.625 per share. The fair value of these warrants was $18 million as of December 31, 1999 and was determined using valuations obtained from third parties. In 2000, US Airways recorded an $18 million pretax impairment charge related to these warrants. See Note 13 for more information.

     An aggregate of $28 million of principal payments of US Airways' long-term debt due in 2000 was paid in Japanese Yen. This foreign currency exposure was hedged to maturity by US Airways' entering into foreign currency contracts.

     US Airways periodically reviews the financial condition of each counterparty to its financial contracts and believes that the potential for default by any of the current counterparties is negligible.

     (b)  Fair value of financial instruments

     In accordance with the provisions of SFAS 115, the fair values for the Company's short-term investments are determined based upon quoted market prices. Restricted cash is carried at cost which approximates fair value. US Airways estimated the fair values of its note receivable and long-term debt by discounting expected future cash flows using current rates offered to US Airways for notes receivable and debt with similar maturities. The estimated fair value of the remaining SHC Stock Options (including the clawback provision) was calculated using the Black-Scholes stock option pricing model. The fair values of the swap contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

     US Airways holds warrants in a number of e-commerce companies as a result of entering into service agreements with them. The carrying amount of the warrants is equal to the estimated fair value, which is calculated using the Black-Scholes stock option pricing model. The carrying amount of these warrants was not material of December 31, 2001 and 2000, respectively.

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):

December 31,
2001			2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Short-term investments (1)	$485	$485	$773	$773
Restricted cash (2)	144	144	56	56
Note receivable (3)	15	15	21	21
SHC Stock Options (4)	17	17	-	13
Long-term debt (excludes capital lease obligations)	(3,614)	(3,013)	(2,948)	(2,920)
Contracts in a net receivable (payable) position:
Fuel swaps (5)	(18)	(18)	-	2

(1)	Short term investments at December 31, 2001 include $304 million in securities with contractual maturities beyond one year.
(2)	Carrying amount included in Other assets, net on the Company's Consolidated Balance Sheets. See also Note 1(g).
(3)

Carrying amount included in Other assets, net on the Company's Consolidated Balance Sheets, except for the current portion of the note receivable ($5 million and $6 million at December 31, 2001 and 2000, respectively) which is included in Receivables, net.

(4)	Carrying amount included in Other assets, net on the Company's Consolidated Balance Sheets.
(5)	Carrying amount included in Other accrued expenses on the Company's Consolidated Balance Sheets.

3.  Income Taxes

     The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

     During 2001, the Company recorded a valuation allowance against its net deferred tax asset. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

     The components of the Company's provision (credit) for income taxes are as follows (in millions):

	2001	2000	1999
Current provision:
Federal	$(209)	$48	$165
State	(6)	1	27
Total current	(215)	49	192
Deferred provision:
Federal	439	(97)	(27)
State	48	(9)	(17)
Total deferred	487	(106)	(44)
Provision (credit) for income taxes	$272	$(57)	$148
	====	====	====

     The significant components of deferred income tax provision (credit) for the years ended December 31, 2001, 2000 and 1999 are as follows (in millions):

	2001	2000	1999

Deferred tax provision (exclusive of the
other components listed below)	$(454)	$(106)	$(44)
Increase in the valuation allowance for
deferred tax assets	941	-	-
Total	$487	$(106)	$(44)
	===	===	====

     A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (credit) for income taxes is provided below (in millions):

	2001	2000	1999
Tax provision (credit) computed at federal statutory rate	$(648)	$(78)	$121
Book expenses not deductible for tax purposes	18	28	21
State income tax provision (credit), net of federal tax benefit	27	(5)	7
Increase in the federal valuation allowance	878	-	-
Other	(3)	(2)	(1)
Provision (credit) for income taxes	$272	$(57)	$148
	===	==	===
Effective tax rate	(15)%	26%	43%
	===	===	===

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in millions):

	2001	2000
Deferred tax assets:
Leasing transactions	$166	$163
Gain on sale and leaseback transactions	189	198
Employee benefits	1,027	955
Other deferred tax assets	266	233
AMT credit carryforward	150	-
Valuation allowance	(943)	(2)
Net deferred tax assets	855	1,547
Deferred tax liabilities:
Depreciation and amortization	812	1,010
Other deferred tax liabilities	43	45
Total deferred tax liabilities	855	1,055
Net deferred tax assets	-	492
Less: current deferred tax assets	-	(428)
Noncurrent deferred tax assets	$-	$64
	===	====

     The deferred tax assets and liabilities disclosed above include a deferred tax liability of $5 million and a deferred tax asset of $63 million as of December 31, 2001 and 2000, respectively, related to the cumulative effect of a change in accounting principle for derivative instruments and hedging activities and to the cumulative effect of a change in accounting principle for Dividend Miles, respectively.

     Included in the employee benefit deferred tax assets at December 31, 2001 and 2000, among other items, are $575 million and $535 million, respectively, related to obligations of postretirement medical benefits. The Company has state net operating loss carryforwards of $1.02 billion as of December 31, 2001 which primarily expire from 2006 to 2021. The federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service.

     The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards/carrybacks for the last three years (in millions):

	2001	2000	1999
Pretax book income (loss)	$(1,852)	$(223)	$345
Taxable income (loss)	$(968)	$167	$904

     The reasons for significant differences between taxable income and pretax book income primarily relate to employee pension and postretirement benefit costs, employee related accruals, leasing transactions, gains on sale-leaseback transactions, investment gains and certain aircraft impairment charges.

4.  Long-Term Debt, Including Capital Lease Obligations

     Details of long-term debt are as follows (in millions):

	December 31,
	2001	2000
Senior Debt:
9 5/8% Senior Notes repaid February 2001	$-	$175
Equipment Financing Agreements, Installments due 2002 to 2022	3,515	2,674
8.6% Airport Facility Revenue Bond due 2022	28	28
Philadelphia Authority for Industrial Development Loan due 2003 to 2030	71	71
	3,614	2,948
Capital Lease Obligations	64	27
Total	3,678	2,975
Less: Unamortized discount	(4)	(3)
Current Maturities	(159)	(284)
	$3,515	$2,688
	====	====

     Maturities of long-term debt and debt under capital leases for the next five years (in millions):

2002	$159
2003	311
2004	227
2005	241
2006	443
Thereafter	2,297
$3,678
====

     As of December 31, 2001, the weighted average interest rate is 8.5% and 8.2% for the Equipment Financing Agreements and the Philadelphia Authority for Industrial Development Loan, respectively.

     Interest rates on $468 million principal amount of long-term debt as of December 31, 2001 are subject to adjustment to reflect changes in LIBOR rates.

     Equipment financings totaling $3.51 billion were collateralized by aircraft and engines with a net book value of approximately $3.43 billion as of December 31, 2001.

     Effective August 15, 2001, the Company terminated its $190 million 364-day secured revolving credit facility and its $250 million three-year secured revolving credit facility. No amounts were outstanding under these facilities as of August 15, 2001.

5.  Employee Pension and Benefit Plans

     Substantially all of the Company's employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship and employee stock ownership plans.

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

     The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of September 30, 2001 and 2000 (except for subsidiaries other than US Airways which are as of December 31, 2001 and 2000), in addition to the amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 2001 and 2000, respectively (in millions):

	Defined Benefit Pension Plans (1)		Other Postretirement Benefits
	2001	2000	2001	2000
Fair value of plan assets at the beginning
of the period	$3,951	$3,519	$-	$11
Actual return on plan assets	(614)	674	-	-
Employer contributions	38	22	46	25
Plan participants' contributions	-	-	2	3
Gross benefits paid (2)	(233)	(264)	(48)	(39)
Fair value of plan assets at the end
of the period	3,142	3,951	-	-

Benefit obligation at the beginning
of the period	4,252	4,241	1,243	1,186
Service cost	163	174	40	39
Interest cost	347	336	101	92
Plan participants' contributions	-	-	2	3
Plan amendments (3)	1	30	-	-
Actuarial (gain) loss	949	(265)	98	(38)
Curtailment/settlement (4)	7	-	6	-
Gross benefits paid (2)	(233)	(264)	(48)	(39)
Benefit obligation at the end of the period	5,486	4,252	1,442	1,243

Funded status of the plan	(2,344)	(301)	(1,442)	(1,243)
Unrecognized actuarial (gain) loss	1,362	(522)	(16)	(116)
Unrecognized prior service cost	131	141	(77)	(93)
Unrecognized transition asset	(5)	(10)	-	-
Contributions for October to December	15	3	11	9
Net liability recognized in the Company's
Consolidated Balance Sheets	$(841)	$(689)	$(1,524)	$(1,443)
	===	===	====	===

     Components of the amounts recognized in the Company's Consolidated Balance Sheets:

	Defined Benefit Pension Plans (1)		Other Postretirement Benefits
	2001	2000	2001	2000
Prepaid benefit cost	$411	$401	$-	$-
Accrued benefit cost	(1,252)	(1,090)	(1,524)	(1,443)
Adjustment for minimum pension liability	(224)	(1)	-	-
Intangible asset	86	1	-	-
Accumulated other comprehensive income	138	-	-	-
Net amount recognized in the Company's
Consolidated Balance Sheets	$(841)	$(689)	$(1,524)	$(1,443)
	====	====	=====	=====

(1)

For plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligations and plan assets were $3.13 billion and $2.24 billion, respectively, as of September 30, 2001, and $184 million and zero, respectively, as of September 30, 2000 (except for subsidiaries other than US Airways which are as of December 31, 2001 and 2000, respectively).

(2)

Gross benefits paid in 2000 include lump sum payments for pilots made pursuant to a special termination benefits charge of $115 million recorded in 1997 in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).

(3)

In May 2000, US Airways amended the Retirement Plan for Flight Attendants in the service of US Airways, Inc. to reflect certain benefit level increases ratified under the new labor contract for employees covered under the plan.

(4)

In 2001, US Airways recognized a curtailment related to the early retirement of certain employees. US Airways also recognized a curtailment and settlement related to certain executive retirement agreements. Both curtailments and the settlement were recognized in accordance with SFAS 88.

     The following table presents the weighted average assumptions used to determine the actuarial present value of Pension Benefits and Other Postretirement Benefits:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	2001	2000	2001	2000
Discount rate	7.5%	8.0%	7.5%	8.0%
Expected return on plan assets	9.5%	9.5%	-	5.0%
Rate of compensation increase	6.4%	3.1%	5.9%	4.5%

     The assumed health care cost trend rates are 7% in 2002, 6% in 2003, 5% in 2004 and 4.5% thereafter. The assumed health care cost trend rates have a significant effect on amounts reported for retiree health care plans. A one percentage point change in the health care cost trend rates would have the following effects on Other Postretirement Benefits as of September 30, 2001 (except for subsidiaries other than US Airways which are as of December 31, 2001; in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$ 16	$ (15)
Effect on postretirement benefit obligation	$ 148	$ (138)

     Total periodic cost for Pension Benefits and Other Postretirement Benefits (in millions):

	Defined Benefit Pension Plans			Other Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$163	$174	$184	$40	$39	$43
Interest cost	347	336	323	101	92	85
Expected return on plan assets	(320)	(297)	(308)	-	-	(1)
Amortization of:
Transition asset	(5)	(5)	(5)	-	-	-
Prior service cost	10	10	7	(12)	(12)	(12)
Actuarial (gain) / loss	5	11	32	(2)	(1)	1
Net periodic cost	200	229	233	127	118	116
Curtailments/settlement	2	-	-	2	-	-
Total periodic cost	$202	$229	$233	$129	$118	$116
	===	===	===	===	===	===

     See Note 7(e) for the amount included within other comprehensive income arising from a change in the additional minimum pension liability.

     (b)  Defined contribution pension plans

     The Company sponsors several defined contribution pension plans for certain employees. The Company makes cash contributions to certain plans based on the employee's age, compensation and elected contributions. The Company's contributions generally range up to 12% of the employee's compensation. Expenses related to these plans, excluding expenses related to the US Airways Employee Stock Ownership Plan (ESOP) and any profit sharing contributions, were approximately $80 million, $82 million and $65 million for the years 2001, 2000 and 1999, respectively. See Notes 5(d) and 5(e) for information related to the Company's ESOP and profit sharing contributions.

     (c)  Postemployment benefits

     The Company provides certain postemployment benefits to its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees (see Note 13). The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

     (d)  Employee stock ownership plan

     In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of

US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the years ended December 31, 2001, 2000 and 1999, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 5(e) regarding the profit sharing component of US Airways' ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $9 million, $10 million and $19 million in 2001, 2000 and 1999, respectively. The interest portion of these contributions was $7 million, $7 million and $8 million in 2001, 2000 and 1999, respectively. Approximately 1,162,000 shares of US Airways Group common stock have been released or committed to be released as of December 31, 2001. US Airways recognized compensation expense related to the ESOP of $4 million in 2001, 2000 and 1999, based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP was approximately $54 million, $57 million and $61 million as of December 31, 2001, 2000 and 1999, respectively.

     See Note 1(m) with respect to the Company's accounting policies for stock-based compensation.

     (e)  Profit sharing plans

     US Airways' ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives shares of US Airways Group common stock based on his or her compensation relative to the total compensation of all participants and the number of shares of US Airways Group common stock in the allocation pool. When US Airways Group's return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of shares of US Airways Group common stock in the allocation pool (see Note 5(d)). Under the DCRP, US Airways makes additional contributions to participant accounts for certain employees when US Airways Group achieves certain prescribed pretax margin levels. US Airways did not make any contributions relating to 2001, 2000 or 1999 for the profit sharing components of the ESOP and DCRP.

6.  Commitments and Contingencies

     (a)  Commitments to purchase flight equipment

     As of December 31, 2001, the Company had 42 A320-family aircraft on firm order, 173 aircraft subject to reconfirmation prior to scheduled delivery and options for 72 additional aircraft. In October 2001, the Company reached an agreement with an affiliate of Airbus Industrie G.I.E. (Airbus) to revise the aircraft delivery schedule. Under the revised schedule, nine firm-order aircraft are expected to be delivered in 2002 and the remaining firm-order aircraft are expected to be delivered in the years 2005 through 2009. The Company has an agreement with CFM International, Inc. for jet engines to power the A320-family aircraft. In addition, US Airways has a long-term renewable agreement with GE Engine Services, Inc. to maintain these engines.

     As of December 31, 2001, the Company had one A330-300 aircraft on firm order, scheduled for delivery in 2007, and options for 20 additional aircraft. With respect to the 20 optional aircraft, the Company can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series. The Company has an agreement with Pratt & Whitney for jet engines to power these aircraft and to provide long-term maintenance for the engines.

     As of December 31, 2001, the minimum determinable payments associated with the Company's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $374 million in 2002, $2 million in 2003, $2 million in 2004, $94 million in 2005, $381 million in 2006 and $1.30 billion thereafter.

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

     The following amounts related to capital leases are included in property and equipment (in millions):

	December 31,
	2001	2000
Flight equipment	$44	$43
Ground property	51	10
Total Cost	95	53
Less accumulated amortization	(45)	(34)
Total Net Book Value of Capital Leases	$50	$19
	==	==

     As of December 31, 2001, obligations under capital and noncancelable operating leases for future minimum lease payments (in millions):

	Capital Leases	Operating Leases
2002	$10	$891
2003	10	894
2004	10	866
2005	5	839
2006	5	751
Thereafter	118	5,843
Total minimum lease payments	158	10,084
Less sublease rental receipts	-	(5)
Total minimum operating lease payments		$10,079
		====
Less amount representing interest	(96)
Present value of future minimum capital lease payments	62
Less current obligations under capital leases	(4)
Long-term obligations under capital leases	$58
	==

     For 2001, 2000 and 1999, rental expense under operating leases was $914 million, $821 million and $795 million, respectively.

     The Company's airline subsidiaries also lease certain owned flight equipment to third parties under noncancelable operating leases that expire in the years 2002 through 2006. The future minimum rental receipts associated with these leases are: $5 million-2002; $5 million-2003; $4 million-2004; $3 million-2005; and $1 million-2006.

     The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in millions):

	December 31,
	2001	2000
Flight equipment	$ 162	$ 249
Less accumulated depreciation	(150)	(175)
	$ 12	$ 74
	===	===

     (c)  Legal proceedings

     US Airways has been involved in legal proceedings arising out of an aircraft accident in September 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. All wrongful death cases have been resolved. The final case, which was pending before the federal district court for the Southern District of New York, was settled on November 9, 2001. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

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

     The Company and US Airways have been named as defendants in two remaining lawsuits filed in U.S. District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. Following the recent close of discovery, defendants filed motions for summary judgment while the plaintiffs filed a motion for class certification. Both motions were heard on November 14, 2001, and remain under submission awaiting decision. No trial is currently scheduled. The Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

     Commencing on May 24, 2000, the Company, along with several of its officers and directors and, in all suits other than one, UAL Corporation (UAL), were named as defendants in eight putative class actions filed in the Court of Chancery of the State of Delaware in and for the New Castle County (Court). The plaintiffs alleged that the individual defendants breached their fiduciary duties in causing the Company to enter into an agreement with UAL and Robert Johnson with respect to an acquisition by an entity established by Mr. Johnson of certain assets located at Reagan National that were to be divested by UAL upon consummation of a merger between the Company and a merger subsidiary of UAL. On November 9, 2000, the Company entered into a memorandum of understanding to settle the class actions, subject to consummation of the merger, negotiation of a definitive settlement agreement and Court approval of the settlement. The merger was not consummated and, on March 6, 2002, the parties filed a Stipulation of Dismissal with the Court, under which plaintiffs agreed to dismiss the class actions without prejudice. On March 14, 2002, the Court entered an Order of dismissal with respect to such class actions.

     The Company was also named as a nominal defendant in a derivative action filed in the Court on May 25, 2000, based upon the same allegations as the class actions. The derivative complaint alleged (i) breach of fiduciary duty; (ii) gross mismanagement; and (iii) corporate waste of assets. On January 18, 2002, the parties filed a Stipulation of Dismissal with the Court with respect to such derivative action. Under the terms of the Stipulation of Dismissal, the plaintiff agreed to the dismissal of such derivative action with prejudice on the grounds that the plaintiff's claims were moot. The Court entered an Order of dismissal with respect to such derivative action dated January 24, 2002.

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

     The Air Line Pilots Association, International (ALPA) and the Association of Flight Attendants (AFA) have each filed a grievance against US Airways alleging that the furlough of employees is a breach of applicable collective bargaining agreements. An arbitrator has been selected to hear each of these matters. Hearings on the claim filed by ALPA have begun before the arbitrator. Hearings on the claim filed by the AFA have not begun. Each of the arbitration hearings are being conducted in accordance with rules under the applicable collective bargaining agreement and the Railway Labor Act. In each of these matters, the applicable union is contending that furloughs and certain other employment practices that occurred following the September 11, 2001 terrorist attacks were in violation of the applicable collective bargaining agreement. Among the remedies being sought are a reinstatement of furloughed employees and full back pay to furloughed employees. The Company believes that its actions were permissible under force majeure clauses in the collective bargaining agreements and that it has valid defenses to the other allegations. However, the Company is unable to predict the outcome of the arbitrations and, if one or both of the grievances is determined unfavorably, it could have a material adverse impact on the Company's liquidity position.

     ALPA has also filed another grievance claiming that certain pilot furloughs and transfer of flying to US Airways Express carriers were impermissible under the scope provisions of the pilots' collective bargaining agreement. Among the remedies being sought are a reinstatement of the furloughed pilots and full back pay. An arbitration hearing was conducted in January 2002 and based on its assessment of the hearing the Company believes it should prevail in this matter. However, the Company is unable to predict the outcome of the arbitration and, if the grievance is determined unfavorably, it could have a material adverse impact on the Company's liquidity position.

     US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a putative class action lawsuit on behalf of all U.S.-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999 and 2001. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief. The case is at an early procedural stage. US Airways believes the claims are without merit and intends to pursue a vigorous defense.

     (d)  Guarantees

     US Airways guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2001, the principal amount of these bonds outstanding was $109 million.

     (e)  Concentration of credit risk

     The Company invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. Government.

     As of December 31, 2001, most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on the Company's airline subsidiaries. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

     The Company does not believe it is subject to any significant concentration of credit risk.

7.  Stockholders' Equity

     (a)  Preferred Stock and Senior Preferred Stock

     As of December 31, 2001, the Company had 5.0 million authorized shares of Preferred Stock, without nominal or par value, and 3.0 million authorized shares of Senior Preferred Stock, without nominal or par value, none of which was issued and outstanding.

     (b)  Common Stock

     As of December 31, 2001, the Company had 150.0 million authorized shares of common stock, par value $1.00 per share (Common Stock), of which 101.2 million shares were issued (including shares of Common Stock held in treasury as discussed in Note 7(c)) and 22.2 million shares were reserved for offerings under stock option, stock incentive and employee retirement and nonemployee director stock purchase plans.

     The Company has not paid dividends on its Common Stock since the second quarter of 1990. There can be no assurance when or if the Company will resume dividend payments on its Common Stock.

     The Company, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. The Company is restricted in engaging in any of these activities unless it maintains a capital surplus.

     (c)  Treasury stock

     The Company held 33,584,000 million shares and 34,166,000 million shares of Common Stock in treasury as of December 31, 2001 and 2000, respectively.

     During 2000 and 1999, the Company repurchased 155,000 shares and 18,103,000 shares of Common Stock for $5 million and $817 million, respectively.

     During 2001, 2000 and 1999, employees surrendered 177,000 shares, 78,000 shares and 18,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants.

     (d)  Stock-Based Compensation

     As of December 31, 2001, approximately 21.3 million shares of Common Stock were reserved for future grants of Common Stock or the possible exercise of stock options issued under the Company's six stock option, stock purchase and incentive plans. The Company accounts for stock-based compensation using the intrinsic value method as prescribed under APB 25 and related interpretations. The Company recognized compensation expense (an element of Personnel costs) related to Common Stock grants of $9 million, $29 million and $14 million in 2001, 2000 and 1999, respectively, and compensation expense related to stock option grants of $1 million, $1 million and $12 million in 2001, 2000 and 1999, respectively. Deferred compensation related to Common Stock grants was $9 million and $18 million as of December 31, 2001 and 2000, respectively, and deferred compensation related to stock option grants was not material as of December 31, 2001. Deferred compensation is amortized as Personnel costs over the applicable vesting period. The Company granted 1.1 million, 0.9 million and 0.4 million shares of Common Stock during 2001, 2000 and 1999, respectively. The weighted average fair value per share of Common Stock granted in 2001, 2000 and 1999 was $6, $27 and $37, respectively.

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

     The 1997 Stock Incentive Plan of US Airways Group, Inc. (1997 Plan) authorizes the Company to grant Common Stock and stock option awards to non-officer key employees provided that no more than 3.0 million shares of Common Stock are issued as a result of the awards. The 1996 Stock Incentive Plan of US Airways Group, Inc. (1996 Plan), which encompasses the Company's former 1988 Stock Incentive Plan of USAir Group, Inc., authorizes the Company to grant Common Stock and stock option awards to key employees provided that no more than 13.4 million shares of Common Stock are issued as a result of the awards. All stock option awards under the 1997 Plan and 1996 Plan expire after a period of ten years and one month from date of grant.

     The US Airways Group, Inc. Nonemployee Director Stock Incentive Plan (Director Plan) authorizes the Company to grant stock option awards to each nonemployee director provided that no more than 160,000 shares of Common Stock are issued as a result of the awards. All stock option awards under the Director Plan expire after ten years from date of grant and are subject to a one-year vesting period.

     The following table summarizes stock option transactions pursuant to the Company's various stock option and incentive plans for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(000)		(000)		(000)
Stock Options
Outstanding at beginning of year	11,427	$38	9,675	$41	7,868	$37
Granted (1)	2,558	$5	67	$24	507	$45
Granted (2)	1,848	$45	-	-	-	-
Granted (3)	-	-	1,846	$25	1,840	$53
Exercised	(104)	$22	(68)	$19	(234)	$21
Forfeited	(486)	$6	(64)	$53	(259)	$48
Expired	(100)	$28	(29)	$42	(47)	$40
Outstanding at end of year	15,143	$35	11,427	$38	9,675	$41

Exercisable at end of year	11,848		9,566		2,974
(1)					Exercise price was equal to the fair market value of a share of Common Stock at measurement date for grant.
(2)					Exercise price was lower than the fair market value of a share of Common Stock at measurement date for grant.
(3)					Exercise price was greater than the fair market value of a share of Common Stock at measurement date for grant.

     The weighted average fair value per stock option for stock options which have an exercise price equal to the fair market value of a share of Common Stock at date of grant was $3, $11 and $27 for 2001, 2000 and 1999, respectively. The weighted average fair value per stock option for stock options which have an exercise price greater than the fair market value of a share of Common Stock at date of grant was $10 and $28 for 2000 and 1999, respectively. There were no such grants in 2001. The weighted average fair value per stock option for stock options which have an exercise price lower than the fair market value of a share of Common Stock at date of grant was $21 for 2001. There were no such grants during 2000 and 1999.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(000)	(years)		(000)
$ 4.00 to $12.00	2,116	9.8	$5	669	$6
$12.01 to $20.00	2,498	4.1	$14	2,498	$14
$20.01 to $40.00	2,373	7.7	$26	2,373	$26
$40.01 to $60.00	7,396	7.3	$49	5,548	$51
$60.01 to $76.00	760	6.6	$70	760	$70

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. Although the Company has opted to continue to apply the provisions of APB 25 and related interpretations to determine compensation expense, as permitted under SFAS 123, the Company is obligated to disclose certain information including pro forma net income (loss) and earnings (loss) per share as if SFAS 123 had been adopted by the Company to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per common share would have been reduced to the pro forma numbers indicated in the table below. In order to calculate the pro forma net income (loss) information presented below, the Company used the Black-Scholes stock option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: stock volatility of 58.1%, 50.6% and 50.3%; risk-free interest rates of 4.6%, 6.6% and 5.4%; expected stock option lives of four years, four years and eight years; and no dividend yield in each year.

		2001	2000	1999
		(in millions, except per share data)

Net Income (Loss)	As reported	$(2,117)	$(269)	$197
	Pro forma	$(2,152)	$(306)	$127

EPS-Basic	As reported	$(31.48)	$(4.02)	$2.69
	Pro forma	$(32.01)	$(4.58)	$1.73

EPS-Diluted	As reported	$(31.48)	$(4.02)	$2.64
	Pro forma	$(32.01)	$(4.58)	$1.69

(e)  Accumulated other comprehensive income (loss), net of income tax effect

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. The Company's other comprehensive income includes unrealized gains (losses) on available-for-sale securities, certain changes in the fair value of certain derivative instruments and an adjustment for minimum pension liability, each shown net of income tax effects.

     Unrealized gains (losses) on available-for-sale securities are accounted for in accordance with SFAS 115. The Company records an adjustment to Stockholders' Equity (Deficit) to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered "available-for-sale" under SFAS 115) and their respective carrying values at each balance sheet date. In accordance with SFAS 133, the Company adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income unless they are considered "ineffective" until the hedged fuel is recognized into earnings. In accordance with SFAS 87, the Company recorded an adjustment for minimum pension liability as of December 31, 2001. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan's assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholders' Equity (Deficit).

     As presented in the accompanying Consolidated Statements of Stockholders' Equity (Deficit), the Company recognized a comprehensive loss of $2.27 billion for the year ended December 31, 2001, including a net loss of $2.12 billion and other comprehensive loss of $155 million. For the year ended December 31, 2000, the Company recognized a comprehensive loss of $267 million, including a net loss of $269 million and other comprehensive income of $2 million. For the year ended December 31, 1999, the Company recognized comprehensive income of $72 million, including net income of $197 million and other comprehensive loss of $125 million.

     The components of other comprehensive income and the related income tax effects are as follows (in millions):

	2001			2000			1999
	Before tax effect	Tax effect (expense)	Net of tax effect	Before tax effect	Tax Effect (expense)	Net of tax effect	Before tax effect	Tax Effect (expense)	Net of tax effect
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) during the period	$-	$-	$-	$3	$(1)	$2	$(1)	$-	$(1)
Reclassification adjustment for gains included in net income during the period	-	-	-	-	-	-	(272)	96	(176)
Unrealized gain (loss), net of reclassification adjustment	-	-	-	3	(1)	2	(273)	96	(177)

Fuel cash flow hedges:
SFAS 133 transition adjustment	2	(1)	1	-	-	-	-	-	-
Reclassification adjustment for gains included in net loss during the period	(1)	1	-	-	-	-	-	-	-
Change in fair value of hedges	(18)	-	(18)	-	-	-	-	-	-
Unrealized loss, net of reclassification adjustment	(17)	-	(17)	-	-	-	-	-	-

Change in adjustment for minimum pension liability	(138)	-	(138)	-	-	-	85	(33)	52
Other comprehensive income (loss)	$(155)	$-	$(155)	$3	$(1)	$2	$(188)	$63	$(125)
	===	==	===	==	==	==	===	==	===

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties. The Company evaluates segment performance based on several factors, of which the primary financial measure is income (loss) before income taxes and cumulative effect of accounting change.

     Financial information for each reportable operating segment is set forth below (in millions):

	Year ended December 31,
	2001	2000	1999
Operating Revenues:
US Airways external	$7,220	$8,295	$7,764
US Airways intersegment	70	75	67
US Airways Express external	983	893	798
US Airways Express intersegment	61	47	33
All Other	85	81	33
Intersegment elimination	(131)	(122)	(100)
	$8,288	$9,269	$8,595
	===	===	===
Depreciation and amortization:
US Airways	$376	$355	$327
US Airways Express	16	14	14
All Other	-	-	-
	$392	$369	$341
	==	==	==
Interest income:
US Airways	$77	$95	$187
US Airways Express	1	2	2
All Other	125	146	96
Intercompany elimination	(142)	(167)	(219)
	$61	$76	$66
	==	==	==
Interest expense:
US Airways	$319	$274	$205
US Airways Express	4	4	4
All Other	83	102	173
Intercompany elimination	(109)	(129)	(189)
	$297	$251	$193
	===	===	===
Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change:
US Airways	$(1,860)	$(349)	$18
US Airways Express	(9)	94	132
All Other (1)	17	32	195
	$(1,852)	$(223)	$345
	===	==	==
Capital Expenditures:
US Airways	$1,104	$1,948	$1,419
US Airways Express	23	12	10
All Other	8	18	19
	$1,135	$1,978	$1,448
	===	===	===
Assets (2):
US Airways	$6,999	$7,768
US Airways Express	169	162
All Other	857	1,197
	$8,025	$9,127
	====	====

(1) See related information in Note 9.
(2) Substantially all located in the United States.

     Information concerning operating revenues (based on revenue passenger miles and yield) in principal geographic areas is as follows (in millions):

	2001	2000	1999
United States	$7,449	$8,524	$8,006
Foreign	839	745	589
	$8,288	$9,269	$8,595
	====	====	====

9.  USIM's Sale of Investment

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

10.  Related Party Transactions

     During 2001, 2000 and 1999, employees surrendered 177,000 shares, 78,000 shares and 18,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants (see also Note 7(c)).

11.  Valuation and Qualifying Accounts and Reserves
					Sales,
		Additions			retire-
	Balance at	charged		Write-offs	ments		Balance
	beginning	to		(net of	and		at end
	of year	expense	Payments	recoveries)	transfers	Other	of year

(in millions)
Year ended December 31, 2001
Allowance for obsolescence of inventories (1)	$140	$76	$-	$(2)	$(4)	$(1)	$209
Allowance for uncollectible accounts	28	5	-	(11)	-	-	22
Reserves for maintenance activities	22	5	(7)	-	-	-	20
Reserves for workforce reduction (1)	-	85	(31)	-	-	(2)	52
Reserves for future rent payments - parked aircraft (1)	-	70	-	-	-	-	70
Year ended December 31, 2000
Allowance for obsolescence of inventories	125	19	-	(2)	(2)	-	140
Allowance for uncollectible accounts	30	7	-	(9)	-	-	28
Reserves for maintenance activities	21	5	(4)	-	-	-	22
Year ended December 31, 1999
Allowance for obsolescence of inventories	115	48	-	(33)	(5)	-	125
Allowance for uncollectible accounts	22	15	-	(7)	-	-	30
Reserves for maintenance activities	20	6	(5)	-	-	-	21
Reserves for future rent payments - parked aircraft (1)	$15	$-	$-	$-	$-	$(15)	$-

(1) See also Note 13.

  Selected Quarterly Financial Information (Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
2001
Operating Revenues	$2,241	$2,493	$1,989	$1,565
Operating Income (Loss)	$(228)	$20	$(750)	$(725)
Income (Loss) Before Cumulative
Effect of Accounting Change	$(178)	$(24)	$(766)	$(1,156)
Net Income (Loss)	$(171)	$(24)	$(766)	$(1,156)
Earnings (Loss) per Common Share Before
Cumulative Effect of Accounting Change
Basic	$(2.66)	$(0.36)	$(11.42)	$(17.07)
Diluted	$(2.66)	$(0.36)	$(11.42)	$(17.07)
2000
Operating Revenues	$2,098	$2,433	$2,381	$2,356
Operating Income (Loss)	$(139)	$168	$5	$(88)
Income (Loss) Before Cumulative
Effect of Accounting Change	$(115)	$80	$(30)	$(101)
Net Income (Loss)	$(218)	$80	$(30)	$(101)
Earnings (Loss) per Common Share Before
Cumulative Effect of Accounting Change
Basic	$(1.72)	$1.19	$(0.45)	$(1.50)
Diluted	$(1.72)	$1.17	$(0.45)	$(1.50)

See also Note 13.

Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

13.  Unusual Items

     (a)  Asset Impairments and Other Special Charges

     Asset impairments and other special charges included within the Company's Consolidated Statements of Operations includes the following components (dollars in millions):

	2001		1999
Aircraft impairments and related charges	$787	(1)	$64	(4)
Employee severance including benefits	85	(2)	-
Other (leasehold improvement and future lease commitments)	86	(3)	(19)	(5)
	$958		$45
	===		==

(1)       During August 2001, US Airways conducted an impairment analysis in accordance with SFAS 121 on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $403 million. In the aftermath of September 11, 2001, US Airways elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft retirements were accelerated to the end of 2001 while the F-100s and MD-80s are scheduled to be retired by April 2002. Based on this, US Airways conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pretax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, US Airways reviewed other aircraft-related assets which resulted in a pretax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less cost to sale. Management estimated fair value considering recent sales and leasing transactions. US Airways also recognized a pretax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus aircraft and related spare engines and parts, including substantially all its DC-9, MD-80 and B737-200 aircraft. In connection with these agreements, US Airways reduced the carrying values of these assets resulting in a $148 million charge during the fourth quarter of 2001, including a $138 million impairment charge and a charge of $10 million to write down the related spare parts. See Note 14 for additional information. Additionally, US Airways recognized a pretax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party's early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the first quarter of 2001.

(2)       In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees will be terminated or be furloughed by May 2002. US Airways' headcount reduction will be largely accomplished through involuntary termination/furloughs. US Airways will pay involuntary termination/furlough benefits based on each employee group's applicable policy. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally receive extended benefits (e.g. medical, dental, life insurance) but forego their furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter. In the fourth quarter, US Airways recognized a $2 million benefit curtailment charge, a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave, and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough.

(3)       During the fourth quarter of 2001, US Airways recorded a charge of $66 million representing the present value of the future minimum lease payments on four Fokker 100 aircraft that are scheduled to be permanently removed from service. In the third quarter, US Airways recognized a pretax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pretax charge of $7 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date or aircraft park date.

(4)       US Airways recognized a $64 million impairment charge in the fourth quarter of 1999. The impairment charge resulted from an analysis undertaken after US Airways announced plans to retire its remaining DC-9-30 aircraft in 2000 and 2001, and certain of its B737-200 aircraft in 2000. The analysis revealed that the expected future cash flows for certain of these aircraft were less than their carrying value. In accordance with provisions of SFAS 121, US Airways reduced the carrying values of these assets to fair value, as determined by published sources, recent transactions involving sales of similar aircraft and market trends in aircraft dispositions.

(5)       In 1999, US Airways recognized (i) $14 million of pretax credits (including a fourth quarter credit of $3 million and a second quarter credit of $11 million) due to the reversal of previously accrued lease obligations upon the purchase off lease and sale or lease termination of eight BAe-146 aircraft; (ii) $1 million pretax credit (recorded during the second quarter) due to the reversal of lease return provisions upon the purchase off lease and sale of five BAe-146 aircraft; and a (iii) $4 million pretax credit (recorded during the second quarter) due to an accrual reversal upon the sale of a previously abandoned maintenance facility. The expense credits are considered unusual items because they relate to unusual items disclosed in prior periods, principally 1994 for the BAe-146 activity and 1997 for the facilities-related credit.

     (b)  Airline Stabilization Act Grant

     On September 22, 2001, President George W. Bush signed into law the Air Transportation Safety and System Stabilization Act (Stabilization Act) which provides, among other things, for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. Through December 31, 2001, the Company had received approximately $264 million (US Airways received $255 million and the Company's Express subsidiaries received $9 million) from the U.S. Government under the Stabilization Act. The Company expects to receive an additional $56 million in 2002 under the Stabilization Act. Adjustments to the amount of compensation received may be recognized in 2002 as the rules governing the distribution are finalized. The payments will partially compensate the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

     (c)  Merger Termination Fees

     On July 27, 2001, the U.S. Department of Justice announced its intention to file suit to block the proposed merger of the Company with a wholly-owned subsidiary of UAL Corporation (UAL), United Air Lines, Inc.'s parent corporation. As a result, the Company, UAL and Yellow Jacket Acquisition Corp. (the UAL wholly-owned subsidiary formed for the purpose of this merger) entered into a termination agreement on July 27, 2001 with respect to that certain Agreement and Plan of Merger, dated as of May 23, 2000, as amended, among the parties. In connection with such termination agreement, UAL paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. This amount is included in Other, net on the Company's Consolidated Statements of Operations.

     (d)  Investments Gains/Losses

     In June 1999, USIM sold its ownership interest in Galileo. The sale of the 7,000,400 shares of Galileo common stock resulted in cash proceeds of approximately $307 million and a pretax gain of approximately $274 million (see also Note 9). Other, net on the Company's Consolidated Statements of Operations for 2000 includes an $18 million impairment charge related to warrants the Company held in Priceline and for 1999 includes $17 million of gains which resulted from the partial sale of US Airways' interest in Equant N.V. in the first and fourth quarters of 1999.

14.  Subsequent Event

     In connection with previously announced plans to reduce capacity and streamline its aircraft fleet, US Airways entered into transactions during the first quarter of 2002 to sell 97 surplus aircraft including 26 DC-9, 16 MD-80, and 55 B737-200 aircraft, spare engines, and spare parts inventory. US Airways retired its B737-200 fleet in December 2001, and plans to retire its last MD-80 by April 1, 2002. The retirement of the DC-9 fleet was completed in August 2001. Most of the aircraft sales are expected to close by the end of the first quarter of 2002. In connection with these aircraft dispositions, US Airways recorded a charge of $148 million in 2001. See Note 13 for additional information regarding the charge.

Item 8B.  Consolidated Financial Statements for US Airways, Inc.

Independent Auditors' Report

The Stockholder and Board of Directors
US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities and effective January 1, 2000, the Company changed its method of accounting for the sale of mileage credits in its frequent traveler program.

                                                                                                                    KPMG LLP

McLean, Virginia
February 26, 2002

US Airways, Inc.
Consolidated Statements of Operations
Year Ended December 31,
(in millions)

	2001	2000		1999

Operating Revenues
Passenger transportation	$6,580	$7,556	$	6,848
US Airways Express transportation revenues	963	880		780
Cargo and freight	161	160		145
Other	549	585		687
Total Operating Revenues	8,253	9,181		8,460

Operating Expenses
Personnel costs	3,492	3,398		3,142
Aviation fuel	1,042	1,205		670
Aircraft rent	511	454		416
Other rent and landing fees	426	417		395
Aircraft maintenance	443	412		398
Other selling expenses	335	382		341
Depreciation and amortization	372	344		310
Commissions	259	342		438
Asset impairments and other special charges	958	-		45
Airline stabilization act grant	(309)	-		-
US Airways Express capacity purchases	908	764		634
Other	1,437	1,507		1,532
Total Operating Expenses	9,874	9,225		8,321
Operating Income (Loss)	(1,621)	(44)		139

Other Income (Expense)
Interest income	73	106		199
Interest expense	(298)	(252)		(195)
Interest capitalized	10	15		18
Merger termination fee	50	-		-
Gain on sale of investment	-	-		274
Other, net	(1)	(27)		24
Other Income (Expense), Net	(166)	(158)		320
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(1,787)	(202)		459
Provision (Credit) for Income Taxes	209	(50)		186
Income (Loss) Before Cumulative Effect
of Accounting Change	(1,996)	(152)		273
Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes of $5 Million and
$63 Million, respectively	7	(103)		-
Net Income (Loss)	$(1,989)	$(255)		$273
	=====	=====		=====

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Balance Sheets
December 31,
(dollars in millions, except per share amount)

ASSETS	2001	2000
Current Assets
Cash	$32	$31
Cash equivalents	505	465
Short-term investments	485	773
Receivables, net	272	328
Receivables from related parties, net	155	135
Materials and supplies, net	193	228
Deferred income taxes	-	422
Prepaid expenses and other	151	189
Total Current Assets	1,793	2,571
Property and Equipment
Flight equipment	7,223	6,514
Ground property and equipment	1,167	1,114
Less accumulated depreciation and amortization	(3,924)	(2,983)
	4,466	4,645
Purchase deposits for flight equipment	28	44
Total Property and Equipment	4,494	4,689
Other Assets
Goodwill, net	531	550
Pension assets	411	401
Other intangibles, net	343	313
Receivable from parent company	43	78
Other assets, net	326	384
Total Other Assets	1,654	1,726
	$7,941	$8,986
	====	====
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$159	$284
Accounts payable	598	506
Traffic balances payable and unused tickets	817	890
Accrued aircraft rent	249	349
Accrued salaries, wages and vacation	367	319
Other accrued expenses	742	475
Total Current Liabilities	2,932	2,823
Noncurrent Liabilities
Long-term debt, net of current maturities	3,515	2,688
Accrued aircraft rent	293	182
Deferred gains, net	585	604
Postretirement benefits other than pensions	1,473	1,407
Employee benefit liabilities and other	1,773	1,771
Total Noncurrent Liabilities	7,639	6,652
Commitments and Contingencies
Stockholder's Equity (Deficit)
Common stock, par value $1 per share, authorized 1,000 shares, issued and outstanding 1,000 shares	-	-
Paid-in capital	2,611	2,608
Retained earnings (deficit)	(2,826)	(837)
Receivable from parent company	(2,262)	(2,262)
Accumulated other comprehensive income (loss), net of income tax effect	(153)	2
Total Stockholder's Equity (Deficit)	(2,630)	(489)
	$7,941	$8,986
	====	====

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,
(in millions)
	2001	2000	1999
Cash flows from operating activities
Net income (loss)	$(1,989)	$(255)	$273
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities
Non-cash special charges	927	-	45
Depreciation and amortization	372	344	310
Deferred income tax provision (credit)	514	(103)	(95)
Gains on dispositions of property	(3)	(3)	(5)
Gain on sale of investment	-	-	(274)
Amortization of deferred gains and credits	(47)	(42)	(31)
Cumulative effect of accounting change, net of applicable income taxes	(7)	103	-
Other	(30)	(28)	(97)
Changes in certain assets and liabilities
Decrease (increase) in receivables	(2)	(43)	66
Decrease (increase) in materials and supplies, prepaid expenses and pension assets	(25)	(25)	(2)
Increase (decrease) in traffic balances payable and unused tickets	(73)	89	(123)
Increase (decrease) in accounts payable and accrued expenses	151	505	425
Increase (decrease) in postretirement benefits other than
pensions, noncurrent	66	84	81
Net cash provided by (used for) operating activities	(146)	626	573
Cash flows from investing activities
Capital expenditures	(1,067)	(1,850)	(1,189)
Proceeds from dispositions of property	49	26	50
Proceeds from exercise of Sabre options	-	81	-
Proceeds from sale of investment	-	-	307
Decrease (increase) in short-term investments	280	(150)	(25)
Decrease (increase) in restricted cash and investments	(72)	11	(19)
Funding of parent company's common stock purchases	-	(20)	(821)
Funding of parent company's aircraft purchase deposits	(37)	(92)	(220)
Other	7	4	20
Net cash provided by (used for) investing activities	(840)	(1,990)	(1,897)
Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	344	910	758
Proceeds from issuance of long-term debt	973	1,340	308
Principal payments on long-term debt and capital lease obligations	(290)	(618)	(118)
Net cash provided by (used for) financing activities	1,027	1,632	948
Net increase (decrease) in Cash and Cash equivalents	41	268	(376)
Cash and Cash equivalents at beginning of year	496	228	604
Cash and Cash equivalents at end of year	$537	$496	$228
	====	=====	=====

Noncash investing and financing activities
Reduction of parent company receivable-assignment of
aircraft purchase rights by parent company	$152	$269	$193
Capital lease obligation incurred	$32	$-	$-

Supplemental Information
Interest paid, net of amounts capitalized	$274	$209	$176
Income taxes paid (received)	$(113)	$(89)	$58

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Consolidated Statements of Stockholder's Equity (Deficit)
Three Years Ended December 31, 2001
(in millions)
					Accumulated other comprehensive income (loss), net of income tax effect
	Common Stock	Paid-in capital	Retained earnings (deficit)	Receivable from parent company	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability	Total	Comprehensive income (loss)
Balance as of December 31, 1998	$-	$2,431	$(855)	$(1,099)	$177	$-	$(52)	$602
Funding of parent company's common stock purchases	-	-	-	(911)	-	-	-	(911)
Distributions to affiliate, net	-	(25)	-	-	-	-	-	(25)
Unrealized loss on available-for-sale securities, net of reclassification adjustment	-	-	-	-	(177)	-	-	(177)	$(177)
Minimum pension liability change	-	-	-	-	-	-	52	52	52
Net income	-	-	273	-	-	-	-	273	273
Total comprehensive income									$148
Balance as of December 31, 1999	-	2,406	(582)	(2,010)	-	-	-	(186)	=====
Funding of parent company's common stock purchases	-	-	-	(20)	-	-	-	(20)
Distributions to affiliate, net	-	(22)	-	-	-	-	-	(22)
Merger of Shuttle, Inc.	-	217	-	(232)	-	-	-	(15)
Interest related to $232 million financing to purchase Shuttle, Inc. net of income tax effect	-	7	-	-	-	-	-	7
Unrealized gain on available-for-sale securities	-	-	-	-	2	-	-	2	$2
Net loss	-	-	(255)	-	-	-	-	(255)	(255)
Total comprehensive loss									$(253)
Balance as of December 31, 2000	-	2,608	(837)	(2,262)	2	-	-	(489)	=====
Distributions to affiliate, net	-	(7)	-	-	-	-	-	(7)
Interest related to $232 million financing to purchase Shuttle, Inc. net of income tax effect	-	10	-	-	-	-	-	10
Unrealized loss on fuel cash flow hedges, net of reclassification adjustment	-	-	-	-	-	(17)	-	(17)	$(17)
Minimum pension liability change	-	-	-	-	-	-	(138)	(138)	(138)
Net loss	-	-	(1,989)	-	-	-	-	(1,989)	(1,989)
Total comprehensive loss									$(2,144)
Balance as of December 31, 2001	$-	$2,611	$(2,826)	$(2,262)	$2	$(17)	$(138)	$(2,630)	=====
	===	====	=====	=====	==	===	====	=====

See accompanying Notes to Consolidated Financial Statements.

US Airways, Inc.
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

     (a)  Basis of presentation and nature of operations

     The accompanying Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiary US Airways Investment Management Company, Inc. (USIM). US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). All significant intercompany accounts and transactions have been eliminated. However, as discussed further in Note 10, US Airways' financial results are significantly influenced by related party transactions. Certain prior year amounts have been reclassified to conform with 2001 classifications.

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

     US Airways is a major U.S. air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways operates predominantly in the Eastern U.S. with major connecting hubs at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Boston's Logan International Airport, New York's LaGuardia Airport and Washington's Ronald Reagan Washington National Airport (Reagan National). US Airways enplaned approximately 56 million passengers during 2001 and was the sixth largest U.S. air carrier, as ranked by revenue passenger miles (RPMs).

     As of December 31, 2001, USIM owned approximately 11% of the Galileo Japan Partnership (GJP), which markets the Galileo Computer Reservation System in Japan. USIM accounts for its investment in GJP using the equity method because it is represented on the board of directors and therefore participates in policy making processes. Until June 1999, as discussed in Note 9, USIM held an interest in Galileo International, Inc. (Galileo), and accounted for this investment using the cost method.

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

     On September 11, 2001, the Federal Aviation Administration ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. This grounding lasted nearly three days. Reagan National, where US Airways has substantial operations, remained closed until October 4, 2001, after which operations are being gradually phased in. In the aftermath of September 11, 2001, US Airways implemented several measures aimed at downsizing its operations to better match capacity with decreased air travel demand and conserving financial resources available to fund operations. These measures include the furlough or termination of approximately 11,400 employees; cutting capacity by more than 20% from the pre-September 11th level including a substantial reduction in point-to-point flying (i.e. non-hub flights), which included the elimination of MetroJet; the accelerated retirement of three less efficient fleet types; and the closure of several reservation centers, US Airways Club facilities and city ticket offices.

     US Airways has the highest unit operating costs among the major domestic air carriers. The growth and expansion of competitors with lower cost and fare structures in its markets has put considerable pressure on US Airways to reduce its operating costs in order to maintain its competitiveness. In addition, although a competitive strength in some regards, the concentration of significant operations in the Eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on its financial condition and results of operations. In addition, US Airways Group has firm orders for 43 Airbus aircraft, including nine aircraft scheduled for delivery in 2002, that will increase US Airways' financing needs and result in a significant increase in its financial obligations.

     Personnel costs represent US Airways' largest expense category. As of December 31, 2001, US Airways employed approximately 35,200 full-time equivalent employees. Approximately 32,000 (87%) of US Airways' active employees are covered by collective bargaining agreements with various unions. US Airways' labor contract with its pilots, who are represented by the Air Line Pilots Association, International, becomes amendable on January 2, 2003.

     US Airways' operations are largely dependent on the availability of aviation fuel. The availability and price of aviation fuel is largely determined by actions generally outside of US Airways' control. US Airways has a diversified aviation fuel supplier network and sometimes uses certain risk management techniques (See Note 2 (a)) in order to help ensure aviation fuel availability and partially protect itself from temporary aviation fuel price fluctuations.

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

     US Airways classifies securities underlying its Cash equivalents and Short-term investments as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of Stockholder's Equity (Deficit) within Accumulated other comprehensive income (loss), net of income tax effect.

     (d)  Materials and supplies, net

     Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

     (e)  Property and Equipment

     Property and equipment is stated at cost or, if acquired under capital lease, at the lower of the present value of minimum lease payments or fair value of the asset at the inception of the lease. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

     Depreciation and amortization expense for principal asset classifications is calculated on a straight-line basis to an estimated residual value. Depreciable lives are 20-30 years for operating flight equipment, 30 years for facilities and 5-10 years for other ground property and equipment. Rotable parts and assemblies are depreciated over the estimated fleet life of the associated aircraft, on a group basis. The cost of property acquired under capital lease and improvements to leased assets are depreciated over the term of the lease on a straight-line basis. When property and equipment is sold any gain or loss is recognized in the Other, net category of Other Income (Expense).

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

     (f)  Goodwill and Other intangibles, net

     Goodwill, the cost in excess of fair value of identified net assets acquired, is amortized as Depreciation and amortization on a straight-line basis over 40 years. The 1987 acquisitions of Pacific Southwest Airlines and Piedmont Aviation, Inc. resulted in $629 million goodwill. The 2000 merger of Shuttle resulted in $138 million of goodwill (see also Note 1(a)). As of December 31, 2001 and 2000, accumulated amortization related to these acquisitions was $236 million and $217 million, respectively.

     Other intangible assets consist mainly of purchased operating rights at various airports, capitalized software costs developed for internal use and the intangible asset associated with the underfunded amounts of certain pension plans. Operating rights include airport take-off and landing slots and airport gate leasehold rights acquired. These assets are amortized on a straight-line basis to Depreciation and amortization on the Consolidated Statements of Operations generally over 25 years for airport take-off and landing slots, and the term of the lease for airport gate leasehold rights. Capitalized software costs are amortized on a straight-line basis as Depreciation and amortization over five years. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions'' (SFAS 87). As of December 31, 2001 and 2000, accumulated amortization related to other intangible assets was $304 million and $263 million, respectively.

     US Airways periodically evaluates the amortization period of its goodwill and intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. This analysis is performed separately for the goodwill which resulted from each acquisition and for the other intangibles. Based on the most recent analyses, US Airways believes that goodwill and other intangible assets were not impaired as of December 31, 2001.

     US Airways will begin applying the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002. US Airways will cease amortization of goodwill upon the effective date of its adoption of SFAS 142 and test goodwill annually for impairment. US Airways expects that year 2002 amortization expense will be favorably impacted by $19 million as a result of ceasing amortization of this asset.

     (g)  Other assets, net

     Other assets, net consist primarily of restricted cash and investments, the unamortized balance of deferred compensation, unamortized debt issuance costs and noncurrent deferred income taxes (December 31, 2000 only). Restricted cash includes deposits in trust accounts primarily to collateralize letters of credit and workers' compensation claims, credit card processing collateral and unspent bond proceeds to finance various improvements at the Philadelphia International Airport. Deferred compensation resulted mainly from US Airways' establishment of an employee stock ownership plan (ESOP) in 1989 (see Note 5(d)).

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

     US Airways recognized expenses related to Stock Grants of $9 million, $29 million and $14 million in 2001, 2000 and 1999, respectively, and expenses related to Option Grants of $1 million, $1 million and $12 million in 2001, 2000 and 1999, respectively. Deferred compensation related to Stock Grants was $9 million and $18 million as of December 31, 2001 and 2000, respectively.

     The weighted average fair value per stock option for stock options which have an exercise price equal to the fair value of a share of US Airways Group common stock at date of grant was $3, $11 and $27 for 2001, 2000 and 1999, respectively. The weighted average fair value per stock option for stock options which have an exercise price greater than the fair value of a share of US Airways Group common stock was $10 and $28 for 2000 and 1999, respectively. There were no such grants in 2001. The weighted average fair value per stock option for stock options which have an exercise price lower than the fair value of US Airways Group common stock was $21 for 2001. There were no such grants during 2000 and 1999.

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. As mentioned above, US Airways applies the provisions of APB 25 and related interpretations to determine compensation expense, as permitted under SFAS 123. However, US Airways is obligated to disclose certain information including pro forma net income (loss) as if SFAS 123 had been adopted to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, US Airways estimates that its net loss for 2001 would have increased from $(1.99) billion to $(2.02) billion, its net loss for 2000 would have increased from $(255) million to $(292) million, and its net income for 1999 would have been reduced from $273 million to $203 million. In order to calculate this pro forma net income information, US Airways used the Black-Scholes stock option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: stock volatility of US Airways Group common stock of 58.1%, 50.6% and 50.3%; risk-free interest rates of 4.6%, 6.6% and 5.4%; expected stock option lives of four years, four years and eight years; and

no dividend yield in each year.

     (h)  Frequent traveler program

     US Airways accrues the estimated incremental cost of travel awards earned by participants in its "Dividend Miles" frequent traveler program when the requisite mileage award levels are achieved. US Airways also sells mileage credits to certain marketing partners. In December 1999, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. On January 1, 2000, US Airways changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing all revenue when credits are sold, to deferring the portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds is recognized immediately as a component of Other operating revenues. US Airways believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, US Airways recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.

     (i)  Pro Forma Information - Dividend Miles and Shuttle Merger

     The unaudited pro forma amounts below are provided to show what US Airways would have reported if the new accounting policy related to Dividend Miles had been in effect in periods prior to 2000 and the Shuttle merger had occurred on January 1, 1999 for the years ended December 31, 2001, 2000 and 1999. See Notes 1(a) and 1(h) above for further information.

As reported, before Cumulative Effect of Accounting Change	2001	2000	1999
	(in millions)
Total Operating Revenues	$8,253	$9,181	$8,460
Income (Loss)	$(1,996)	$(152)	$273

Pro forma, before Cumulative Effect of Accounting Change	2001	2000	1999
	(in millions)
Total Operating Revenues	$8,253	$9,248	$8,584
Income (Loss)	$(1,996)	$(142)	$262

     (j)  Derivative financial instruments

     US Airways' results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, US Airways periodically enters into fixed price swap agreements and other similar instruments, which may have maturities of up to 24 months. These agreements substantially fix US Airways' cash flows related to fuel expense. Because there is not a readily available market for derivatives in aircraft fuel, US Airways primarily uses heating oil contracts to manage its exposure to the movement of aircraft fuel prices. The changes in the market value of the heating oil contracts have a high correlation to changes in aircraft fuel prices. The agreements qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging" (SFAS 133). US Airways does not purchase or hold any derivative financial instruments for trading purposes.

     Upon adoption of SFAS 133 on January 1, 2001, US Airways recorded the fair market value of its fuel hedge contracts, which was approximately $2 million, on its Consolidated Balance Sheets. On an ongoing basis, US Airways adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income until the hedged fuel is recognized into earnings. However, to the extent that the change in the value of the fuel hedge contract does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, the excess gain or loss is considered "ineffective" and is immediately recognized in earnings. The fuel hedge contracts gains and losses including those classified as "ineffective" are recognized to Aviation fuel on US Airways' Consolidated Statements of Operations, except for those hedging purchases of aviation fuel under its capacity purchase agreements, which are recorded to US Airways Express capacity purchases.

     US Airways holds stock options in Sabre, Inc. (Sabre) and warrants in a number of
e-commerce companies as a result of service agreements with them. Upon adoption of SFAS 133 on January 1, 2001, US Airways recorded the fair market value of its stock options and warrants, which was approximately $12 million, on its Consolidated Balance Sheets. The offset was a $7 million credit, net of income taxes, recorded to Cumulative Effect of Accounting Change on US Airways' Consolidated Statements of Operations. On an ongoing basis, US Airways adjusts its balance sheet to reflect changes in the current fair market value of the stock options and warrants to Other, net on its Consolidated Statements of Operations.

     Prior to its adoption of SFAS 133, US Airways deferred all gains and losses on its fuel hedge contracts until the month the underlying jet fuel being hedged was used and its stock options and warrants were accounted for using the cost method. See Note 2 for more information on US Airways' derivative financial instruments.

     (k)  Deferred gains, net

     Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense. The gain related to the exercise of Sabre options is deferred and amortized over the contract period as a reduction to Other operating expenses. See Note 2 for more information concerning the Sabre options.

     (l)  Passenger transportation revenues

     Revenue is recognized when the transportation service is rendered. Passenger ticket sales are recorded as a liability (Traffic balances payable and unused tickets) and subsequently relieved either through carriage of the passenger, refund to the passenger or billing from another air carrier which provided the service.

     US Airways purchases all of the capacity (available seat miles) generated by US Airways Group's wholly-owned regional air carriers and the capacity of Mesa Airlines, Inc. (Mesa), Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (Trans States) in certain markets. Mesa, Chautauqua and Trans States operate regional jet aircraft in these markets as part of US Airways Express. US Airways recognizes this revenue as "US Airways Express transportation revenues" when transportation service is rendered by these affiliates or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways' Traffic balances payable and unused tickets and are subsequently relieved in the same manner as described above. See Note 10(b) for additional information related to US Airways' transactions with its affiliates.

     See Note 1(h) above for information on the sale of Dividend Miles that are recognized as a component of passenger transportation revenues.

     (m)  Maintenance and repair costs

     Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

     (n)  Other selling expenses

     Other selling expenses include credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses for 2001, 2000 and 1999 were $28 million, $52 million and $40 million, respectively (such costs are expensed when incurred).

2.  Financial Instruments

     (a)  General

     On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (SHC Stock Options) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of Sabre Holdings Corporation (SHC Common Stock), Sabre's parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback provision, if US Airways elects to terminate its information technology service agreement with Sabre it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months. The deferred gain from the 1999 exercise is amortized on a straight-line basis over a contractually determined period ending December 2012. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common Stock at an exercise price of $23.78 subject to an $111.83 per share cap on the fair market value of the underlying common stock. These options are exercisable during a ten-year period beginning January 2, 2003.

     US Airways utilizes fixed price swap agreements or other similar instruments to manage its exposure related to jet fuel price changes. During 2001, US Airways recognized losses of approximately $18 million related to its fuel hedging activities which were primarily included in Aviation fuel on its Consolidated Statements of Operations including a loss of $1 million related to hedge ineffectiveness. As of December 31, 2001, US Airways had open fuel hedge positions in place to hedge substantially all its first quarter 2002 anticipated jet fuel requirements and 20% of its second quarter 2002 anticipated jet fuel requirements. US Airways had $17 million of unrealized losses related to the open fuel hedge positions recorded in Accumulated other comprehensive income (loss), net of income tax effect on its Consolidated Balance Sheets as of December 31, 2001. These losses are expected to be charged against 2002 results.

     US Airways is a member of the SITA Foundation (SITA), the principal asset of which is its equity interest in Equant N.V., an international data network service company. In February and December 1999, SITA sold a portion of its interest in Equant in secondary public offerings and distributed the pro rata proceeds to certain of its members (including US Airways) that elected to participate in the offerings. In connection with this transaction, US Airways recorded pretax gains of $17 million in 1999. During 2001, US Airways' remaining Equant ownership was converted to France Telecom shares, which US Airways then sold resulting in a $3 million pretax gain. These gains are included in Other, net on US Airways' Consolidated Statements of Operations.

     In November 1999, US Airways entered into an agreement with pricline.com Incorporated (Priceline) which sets forth the terms and conditions under which ticket inventory provided by

US Airways may be sold utilizing Priceline's internet-based electronic commerce system. In connection with the agreement, US Airways received warrants to purchase up to 1.5 million shares of Priceline's common stock for $52.625 per share. The fair value of these warrants was $18 million as of December 31, 1999 and was determined using valuations obtained from third parties. In 2000, US Airways recorded an $18 million pretax impairment charge related to these warrants. See Note 13 for more information.

     An aggregate of $28 million of principal payments of US Airways' long-term debt due in 2000 was paid in Japanese Yen. This foreign currency exposure was hedged to maturity by US Airways' entering into foreign currency contracts.

     US Airways periodically reviews the financial condition of each counterparty to its financial contracts and believes that the potential for default by any of the current counterparties is negligible.

     (b)  Fair value of financial instruments

     In accordance with the provisions of SFAS 115, the fair values for US Airways' short-term investments are determined based upon quoted market prices. Restricted cash is carried at cost which approximates fair value. US Airways estimated the fair values of its note receivable and long-term debt by discounting expected future cash flows using current rates offered to US Airways for notes receivable and debt with similar maturities. The estimated fair value of the remaining SHC Stock Options (including the clawback provision) was calculated using the Black-Scholes stock option pricing model. The fair values of the swap contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

     US Airways holds warrants in a number of e-commerce companies as a result of entering into service agreements with them. The carrying amount of the warrants is equal to the estimated fair value, which is calculated using the Black-Scholes stock option pricing model. The carrying amount of these warrants was not material of December 31, 2001 and 2000, respectively.

     The estimated fair values of US Airways' financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):

	December 31,
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Short-term investments (1)	$485	$485	$773	$773
Restricted cash (2)	144	144	56	56
Note receivable (3)	15	15	21	21
SHC Stock Options (4)	17	17	-	13
Long-term debt (excludes capital lease obligations)	(3,614)	(3,013)	(2,948)	(2,920)
Contracts in a net receivable (payable) position:
Fuel swaps (5)	(18)	(18)	-	2
(1)	Short-term investments at December 31, 2001 include $304 million in securities with contractual maturities beyond one year.
(2)	Carrying amount included in Other assets, net on US Airways' Consolidated Balance Sheets. See also Note 1(g).
(3)

Carrying amount included in Other assets, net on US Airways' Consolidated Balance Sheets, except for the current portion of the note receivable ($5 million and $6 million at December 31, 2001 and 2000, respectively) which is included in Receivables, net.

(4)	Carrying amount included in Other assets, net on US Airways' Consolidated Balance Sheets.
(5)	Carrying amount included in Other accrued expenses on US Airways' Consolidated Balance Sheets.

3.  Income Taxes

     US Airways accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." US Airways files a consolidated federal income tax return with its parent company, US Airways Group. US Airways Group and its wholly-owned subsidiaries have executed a tax sharing agreement which allocates tax and tax items, such as net operating losses and tax credits between members of the group based on their proportion of taxable income and other items. This tax sharing and allocation impacts the deferred tax assets and liabilities reported by each corporation on a separate company basis. Accordingly, US Airways' tax expense is based on its taxable income, taking into consideration its allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

     During 2001, US Airways recorded a valuation allowance against its net deferred tax asset. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

     The components of US Airways' provision (credit) for income taxes are as follows (in millions):

	2001	2000	1999
Current provision:
Federal	$(298)	$52	$254
State	(7)	1	27
Total current	(305)	53	281
Deferred provision:
Federal	459	(94)	(79)
State	55	(9)	(16)
Total deferred	514	(103)	(95)
Provision (credit) for income taxes	$209	$(50)	$186
	====	===	===

     The significant components of deferred income tax provision (credit) for the years ended December 31, 2001, 2000 and 1999 are as follows (in millions):

	2001	2000	1999
Deferred tax provision (exclusive of the
other components listed below)	$(343)	$(103)	$(95)
Increase in the valuation allowance for
deferred tax assets	857	-	-
Total	$514	$(103)	$(95)
	===	===	===

     A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (credit) for income taxes is provided below (in millions):

	2001	2000	1999
Tax provision (credit) computed at federal statutory rate	$(626)	$(71)	$161
Book expenses not deductible for tax purposes	17	26	19
State income tax provision (credit), net of federal tax benefit	31	(5)	7
Increase in the federal valuation allowance	789	-	-
Other	(2)	-	(1)
Provision (credit) for income taxes	$209	$(50)	$186
	===	===	===
Effective tax rate	(12)%	25%	40%
	===	===	===

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in millions):

	2001	2000
Deferred tax assets:
Leasing transactions	$167	$163
Gain on sale and leaseback transactions	189	197
Employee benefits	1,022	950
Other deferred tax assets	255	223
AMT credit carryforward	44	-
Valuation allowance	(857)	-
Net deferred tax assets	820	1,533

Deferred tax liabilities:
Depreciation and amortization	780	972
Other deferred tax liabilities	40	42
Total deferred tax liabilities	820	1,014
Net deferred tax assets	-	519
Less: current net deferred tax assets	-	(422)
Noncurrent net deferred tax assets	$-	$97
	====	====

     The deferred tax assets and liabilities disclosed above include a deferred tax liability of $5 million and a deferred tax asset of $63 million as of December 31, 2001 and 2000, respectively, related to the cumulative effect of a change in accounting principle for derivative instruments and hedging activities and to the cumulative effect of a change in accounting principle for Dividend Miles, respectively.

     Included in the employee benefit deferred tax assets at December 31, 2001 and 2000, among other items, is $574 million and $534 million, respectively, related to obligations of postretirement medical benefits. US Airways has state net operating loss carryforwards of $982 million as of December 31, 2001 which primarily expire from 2006 to 2021. The federal income tax returns of US Airways through 1986 have been examined and settled with the Internal Revenue Service.

     The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards/carrybacks for the last three years (in millions):

	2001	2000	1999
Pretax book income (loss)	$(1,787)	$(202)	$459
Taxable income (loss)	$(920)	$167	$1,000

     The reasons for significant differences between taxable income and pretax book income primarily relate to employee pension and postretirement benefit costs, employee related accruals, leasing transactions, gains on sale-leaseback transactions, investment gains and certain aircraft impairment charges.

(this space intentionally left blank)

4.  Long-Term Debt, Including Capital Lease Obligations

     Details of long-term debt are as follows (in millions):

	December 31,
	2001	2000
Senior Debt:
9 5/8% Senior Notes repaid February 2001	$-	$175
Equipment Financing Agreements, Installments due 2002 to 2022	3,515	2,674
8.6% Airport Facility Revenue Bond due 2022	28	28
Philadelphia Authority for Industrial Development Loan due 2003 to 2030	71	71
	3,614	2,948
Capital Lease Obligations	64	27
Total	3,678	2,975
Less: Unamortized discount	(4)	(3)
Current Maturities	(159)	(284)
	$3,515	$2,688
	====	====

     Maturities of long-term debt and debt under capital leases for the next five years (in millions):

2002	$159
2003	311
2004	227
2005	241
2006	443
Thereafter	2,297
$3,678
====

     As of December 31, 2001, the weighted average interest rate is 8.5% and 8.2% for the Equipment Financing Agreements and the Philadelphia Authority for Industrial Development Loan, respectively.

     Interest rates on $468 million principal amount of long-term debt as of December 31, 2001 are subject to adjustment to reflect changes in LIBOR rates.

     Equipment financings totaling $3.51 billion were collateralized by aircraft and engines with a net book value of approximately $3.43 billion as of December 31, 2001.

     Effective August 15, 2001, US Airways terminated its $190 million 364-day secured revolving credit facility and its $250 million three-year secured revolving credit facility. No amounts were outstanding under these facilities as of August 15, 2001.

5.  Employee Pension and Benefit Plans

     Substantially all of US Airways' employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship and employee stock ownership plans.

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

     The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of September 30, 2001 and 2000, in addition to the amounts recognized in US Airways' Consolidated Balance Sheets as of December 31, 2001 and 2000, respectively (in millions):

	Defined Benefit Pension Plans (1)		Other Postretirement Benefits
	2001	2000	2001	2000
Fair value of plan assets at the beginning
of the period	$3,925	$3,451	$-	$11
Shuttle, Inc. merger (2)	-	43	-	-
Actual return on plan assets	(612)	675	-	-
Employer contributions	36	20	45	25
Plan participants' contributions	-	-	2	3
Gross benefits paid (3)	(233)	(264)	(47)	(39)
Fair value of plan assets at the end
of the period	3,116	3,925	-	-

Benefit obligation at the beginning
of the period	4,216	4,175	1,241	1,162
Shuttle, Inc. merger (2)	-	38	-	22
Service cost	160	171	40	39
Interest cost	344	333	101	92
Plan participants' contributions	-	-	2	3
Plan amendments (4)	1	30	-	-
Actuarial (gain) loss	951	(267)	97	(38)
Curtailment/settlement (5)	7	-	6	-
Gross benefits paid (3)	(233)	(264)	(47)	(39)
Benefit obligation at the end of the period	5,446	4,216	1,440	1,241

Funded status of the plan	(2,330)	(291)	(1,440)	(1,241)
Unrecognized actuarial (gain) loss	1,359	(524)	(17)	(117)
Unrecognized prior service cost	130	141	(77)	(93)
Unrecognized transition asset	(5)	(10)	-	-
Contributions for October to December	15	3	11	9
Net liability recognized in US Airways'
Consolidated Balance Sheets	$(831)	$(681)	$(1,523)	$(1,442)
	====	====	=====	=====

     Components of the amounts recognized in US Airways' Consolidated Balance Sheets:

	Defined Benefit Pension Plans (1)		Other Postretirement Benefits
	2001	2000	2001	2000
Prepaid benefit cost	$411	$401	$-	$-
Accrued benefit cost	(1,242)	(1,082)	(1,523)	(1,442)
Adjustment for minimum pension liability	(224)	(1)	-	-
Intangible asset	86	1	-	-
Accumulated other comprehensive income	138	-	-	-
Net amount recognized in US Airways'
Consolidated Balance Sheets	$(831)	$(681)	$(1,523)	$(1,442)
	====	=====	====	=====
(1)

For plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligations and plan assets were $3.12 billion and $2.24 billion, respectively, as of September 30, 2001, and $184 million and zero, respectively, as of September 30, 2000.

(2)		Shuttle, Inc. was merged into US Airways, Inc.
(3)

Gross benefits paid in 2000 include lump sum payments for pilots made pursuant to a special termination benefits charge of $115 million recorded in 1997 in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88)."

(4)

In May 2000, US Airways amended the Retirement Plan for Flight Attendants in the service of US Airways, Inc. to reflect certain benefit level increases ratified under the new labor contract for employees covered under the plan.

(5)

In 2001, US Airways recognized a curtailment related to the early retirement of certain employees. US Airways also recognized a curtailment and settlement related to certain executive retirement agreements. Both curtailments and the settlement were recognized in accordance with SFAS 88.

     The following table presents the weighted average assumptions used to determine the actuarial present value of Pension Benefits and Other Postretirement Benefits:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	2001	2000	2001	2000
Discount rate	7.5%	8.0%	7.5%	8.0%
Expected return on plan assets	9.5%	9.5%	-	5.0%
Rate of compensation increase	6.4%	3.0%	5.9%	4.5%

     The assumed health care cost trend rates are 7% in 2002, 6% in 2003, 5% in 2004 and 4.5% thereafter. The assumed health care cost trend rates have a significant effect on amounts reported for retiree health care plans. A one percentage point change in the health care cost trend rates would have the following effects on Other Postretirement Benefits as of September 30, 2001 (in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$ 16	$ (15)
Effect on postretirement benefit obligation	$ 147	$ (138)

     Total periodic cost for Pension Benefits and Other Postretirement Benefits (in millions):

	Defined Benefit Pension Plans			Other Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$160	$171	$179	$40	$39	$42
Interest cost	344	333	318	101	92	83
Expected return on plan assets	(317)	(295)	(303)	-	-	(1)
Amortization of:
Transition asset	(5)	(5)	(5)	-	-	-
Prior service cost	10	10	7	(12)	(12)	(12)
Actuarial (gain) / loss	4	12	32	(2)	(1)	1
Net periodic cost	196	226	228	127	118	113
Curtailment/settlement	2	-	-	2	-	-
Total periodic cost	$198	$226	$228	$129	$118	$113
	===	===	===	===	===	===

     See Note 7(c) for the amount included within other comprehensive income arising from a change in the additional minimum pension liability.

     (b)  Defined contribution pension plans

     US Airways sponsors several defined contribution pension plans for certain employees. US Airways makes cash contributions to certain plans based on the employee's age, compensation and elected contributions. US Airways' contributions generally range from 4% to 12% of the employee's compensation. Expenses related to these plans, excluding expenses related to US Airways' ESOP and any profit sharing contributions, were approximately $77 million, $79 million and $61 million for the years 2001, 2000 and 1999, respectively. See Notes 5(d) and 5(e) for information related to US Airways' ESOP and profit sharing contributions.

     (c)  Postemployment benefits

     US Airways provides certain postemployment benefits to its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees (see Note 13). US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

     (d)  Employee stock ownership plan

     In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways' employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust's debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the years ended December 31, 2001, 2000 and 1999, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant's allocation is based on the participant's compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group's return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 5(e) regarding the profit sharing component of US Airways' ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $9 million, $10 million and $19 million in 2001, 2000 and 1999, respectively. The interest portion of these contributions was $7 million, $7 million and $8 million in 2001, 2000 and 1999, respectively. Approximately 1,162,000 shares of US Airways Group common stock have been released or committed to be released as of December 31, 2001. US Airways recognized compensation expense related to the ESOP of $4 million in 2001, 2000 and 1999, based on shares allocated to employees (the "shares allocated" method). Deferred compensation related to the ESOP was approximately $54 million, $57 million and $61 million as of December 31, 2001, 2000 and 1999, respectively.

     See Note 1(g) with respect to the US Airways accounting policies for stock-based compensation.

     (e)  Profit sharing plans

     US Airways' ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives shares of US Airways Group common stock based on his or her compensation relative to the total compensation of all participants and the number of shares of US Airways Group common stock in the allocation pool. When US Airways Group's return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of shares of US Airways Group common stock in the allocation pool (see Note 5(d)). Under the DCRP, US Airways makes additional contributions to participant accounts for certain employees when US Airways Group achieves certain prescribed pretax margin levels. US Airways did not make any contributions relating to 2001, 2000 or 1999 for the profit sharing components of the ESOP and DCRP.

6.  Commitments and Contingencies

     (a)  Commitments to purchase flight equipment

     As of December 31, 2001, US Airways Group had 42 A320-family aircraft on firm order, 173 aircraft subject to reconfirmation prior to scheduled delivery and options for 72 additional aircraft. In October 2001, US Airways Group reached an agreement with an affiliate of Airbus Industrie G.I.E. (Airbus) to revise the aircraft delivery schedule. Under the revised schedule, nine firm-order aircraft are expected to be delivered in 2002 and the remaining firm-order aircraft are expected to be delivered in the years 2005 through 2009. US Airways Group has an agreement with CFM International, Inc. for jet engines to power the A320-family aircraft. In addition, US Airways has a long-term renewable agreement with GE Engine Services, Inc. to maintain these engines.

     As of December 31, 2001, US Airways Group had one A330-300 aircraft on firm order, scheduled for delivery in 2007, and options for 20 additional aircraft. With respect to the 20 optional aircraft, US Airways Group can substitute other Airbus widebody aircraft for the A330-300s, including the A330-200 or members of the A340-Series. US Airways Group has an agreement with Pratt & Whitney for jet engines to power these aircraft and to provide long-term maintenance for the engines.

     As of December 31, 2001, the minimum determinable payments associated with US Airways Group's acquisition agreements for Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $374 million in 2002, $2 million in 2003, $2 million in 2004, $94 million in 2005, $381 million in 2006 and $1.30 billion thereafter.

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

     The following amounts related to capital leases are included in property and equipment (in millions):

	December 31,
	2001	2000
Flight equipment	$44	$43
Ground property	51	10
Total Cost	95	53
Less accumulated amortization	(45)	(34)
Total Net Book Value of Capital Leases	$50	$19
	==	==

     As of December 31, 2001, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows (in millions):

	Capital Leases	Operating Leases
2002	$10	$837
2003	10	858
2004	10	841
2005	5	823
2006	5	747
Thereafter	118	5,840
Total minimum lease payments	158	9,946
Less sublease rental receipts	-	(6)
Total minimum operating lease payments		$9,940
Less amount representing interest	(96)	====
Present value of future minimum capital lease payments	62
Less current obligations under capital leases	(4)
Long-term obligations under capital leases	$58
	===

     For 2001, 2000 and 1999, rental expense under operating leases was $850 million, $785 million and $730 million, respectively.

     US Airways also leases certain owned flight equipment to both third and related parties (see Note 10(b)) under noncancelable operating leases which expire in the years 2002 through 2009. The future minimum rental receipts associated with these leases are: $11 million-2002; $10 million-2003; $10 million-2004; $8 million-2005; $6 million-2006; and $15 million thereafter.

     The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in millions):

	December 31,
	2001	2000
Flight equipment	$ 250	$ 337
Less accumulated depreciation	(177)	(198)
	$ 73	$ 139
	====	====

     (c)  Legal proceedings

     US Airways has been involved in legal proceedings arising out of an aircraft accident in September 1994 near Pittsburgh in which 127 passengers and five crew members lost their lives. With respect to this accident, the National Transportation Safety Board (NTSB) held hearings in January and November 1995, and held a final hearing in March 1999, at which it issued the final accident investigation report. The report concluded that the probable cause of the accident involved a malfunction of the aircraft's rudder system. All wrongful death cases have been resolved. The final case, which was pending before the federal district court for the Southern District of New York, was settled on November 9, 2001. US Airways is fully insured with respect to this litigation and, therefore, believes that the litigation will not have a material adverse effect on its financial condition or results of operations.

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

     US Airways Group and US Airways have been named as defendants in two remaining lawsuits filed in U.S. District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints are brought on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. Following the recent close of discovery, defendants filed motions for summary judgment while the plaintiffs filed a motion for class certification. Both motions were heard on November 14, 2001, and remain under submission awaiting decision. No trial is currently scheduled. US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

     Commencing on May 24, 2000, US Airways Group, along with several of its officers and directors and, in all suits other than one, UAL Corporation (UAL), were named as defendants in eight putative class actions filed in the Court of Chancery of the State of Delaware in and for the New Castle County (Court). The plaintiffs alleged that the individual defendants breached their fiduciary duties in causing US Airways Group to enter into an agreement with UAL and Robert Johnson with respect to an acquisition by an entity established by Mr. Johnson of certain assets located at Reagan National that were to be divested by UAL upon consummation of a merger between US Airways Group and a merger subsidiary of UAL. On November 9, 2000, US Airways Group entered into a memorandum of understanding to settle the class actions, subject to consummation of the merger, negotiation of a definitive settlement agreement and Court approval of the settlement. The merger was not consummated and, on March 6, 2002, the parties filed a Stipulation of Dismissal with the Court, under which plaintiffs agreed to dismiss the class actions without prejudice. On March 14, 2002, the Court entered an Order of dismissal with respect to such class actions.

     US Airways Group was also named as a nominal defendant in a derivative action filed in the Court on May 25, 2000, based upon the same allegations as the class actions. The derivative complaint alleged (i) breach of fiduciary duty; (ii) gross mismanagement; and (iii) corporate waste of assets. On January 18, 2002, the parties filed a Stipulation of Dismissal with the Court with respect to such derivative action. Under the terms of the Stipulation of Dismissal, the plaintiff agreed to the dismissal of such derivative action with prejudice on the grounds that the plaintiff's claims were moot. The Court entered an Order of dismissal with respect to such derivative action dated January 24, 2002.

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

     The Air Line Pilots Association, International (ALPA) and the Association of Flight Attendants (AFA) have each filed a grievance against US Airways alleging that the furlough of employees is a breach of applicable collective bargaining agreements. An arbitrator has been selected to hear each of these matters. Hearings on the claim filed by ALPA have begun before the arbitrator. Hearings on the claim filed by the AFA have not begun. Each of the arbitration hearings are being conducted in accordance with rules under the applicable collective bargaining agreement and the Railway Labor Act. In each of these matters, the applicable union is contending that furloughs and certain other employment practices that occurred following the September 11, 2001 terrorist attacks were in violation of the applicable collective bargaining agreement. Among the remedies being sought are a reinstatement of furloughed employees and full back pay to furloughed employees. US Airways believes that its actions were permissible under force majeure clauses in the collective bargaining agreements and that it has valid defenses to the other allegations. However, US Airways is unable to predict the outcome of the arbitrations and, if one or both of the grievances is determined unfavorably, it could have a material adverse impact on US Airways' liquidity position.

     ALPA has also filed another grievance claiming that certain pilot furloughs and transfer of flying to US Airways Express carriers were impermissible under the scope provisions of the pilots' collective bargaining agreement. Among the remedies being sought are a reinstatement of the furloughed pilots and full back pay. An arbitration hearing was conducted in January 2002 and based on its assessment of the hearing US Airways believes it should prevail in this matter. However, US Airways is unable to predict the outcome of the arbitration and, if the grievance is determined unfavorably, it could have a material adverse impact on US Airways' liquidity position.

     US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a putative class action lawsuit on behalf of all U.S.-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999 and 2001. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief. The case is at an early procedural stage. US Airways believes the claims are without merit and intends to pursue a vigorous defense.

     (d)  Guarantees

     As of December 31, 2001, US Airways guaranteed certain lease obligations of Piedmont Airlines, Inc. (Piedmont), a wholly-owned subsidiary of US Airways Group, totaling $7 million, which Piedmont subsequently paid off in January 2002.

     US Airways also guarantees the payment of principal and interest on special facility revenue bonds issued by certain municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2001, the principal amount of these bonds outstanding was $109 million.

     (e)  Concentration of credit risk

     US Airways invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. Government.

     As of December 31, 2001, most of US Airways' receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

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

     US Airways, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. US Airways is restricted in engaging in any of these activities unless it maintains a capital surplus.

     (b)  Receivable from parent company

     See Note 10(a).

     (c)  Accumulated other comprehensive income (loss), net of income tax effect

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. US Airways' other comprehensive income includes unrealized gains (losses) on available-for-sale securities, certain changes in the fair value of certain derivative instruments and an adjustment for minimum pension liability, each shown net of income tax effects.

     Unrealized gains (losses) on available-for-sale securities are accounted for in accordance with SFAS 115. US Airways records an adjustment to Stockholder's Equity (Deficit) to reflect differences between the fair value of investments in marketable equity securities and short-term investments (both types of investments are considered "available-for-sale" under SFAS 115) and their respective carrying values at each balance sheet date. In accordance with SFAS 133, US Airways adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income unless they are considered "ineffective" until the hedged fuel is recognized into earnings. In accordance with SFAS 87, US Airways recorded an adjustment for minimum pension liability as of December 31, 2001. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan's assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholder's Equity (Deficit).

     As presented in the accompanying Consolidated Statements of Stockholder's Equity (Deficit), US Airways recognized a comprehensive loss of $2.14 billion for the year ended December 31, 2001, including a net loss of $1.99 billion and other comprehensive loss of $155 million. For the year ended December 31, 2000, US Airways recognized a comprehensive loss of $253 million, including a net loss of $255 million and other comprehensive income of $2 million. For the year ended December 31, 1999, US Airways recognized comprehensive income of $148 million, including net income of $273 million and other comprehensive loss of $125 million.

     The components of other comprehensive income and the related income tax effects are as follows (in millions):

	2001			2000			1999
	Before tax effect	Tax effect (expense)	Net of tax effect	Before tax effect	Tax Effect (expense)	Net of tax effect	Before tax effect	Tax Effect (expense)	Net of tax effect
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) during the period	$-	$-	$-	$3	$(1)	$2	$(1)	$-	$(1)
Reclassification adjustment for gains included in net income during the period	-	-	-	-	-	-	(272)	96	(176)
Unrealized gain (loss), net of reclassification adjustment	-	-	-	3	(1)	2	(273)	96	(177)

Fuel cash flow hedges:
SFAS 133 transition adjustment	2	(1)	1	-	-	-	-	-	-
Reclassification adjustment for gains included in net loss during the period	(1)	1	-	-	-	-	-	-	-
Change in fair value of hedges	(18)	-	(18)	-	-	-	-	-	-
Unrealized loss, net of reclassification adjustment	(17)	-	(17)	-	-	-	-	-	-

Change in adjustment for minimum pension liability	(138)	-	(138)	-	-	-	85	(33)	52
Other comprehensive income (loss)	$(155)	$-	$(155)	$3	$(1)	$2	$(188)	$63	$(125)
	===	==	===	==	==	==	===	==	===

     (d)  Distributions to affiliate, net

     In May 1999, US Airways Group created USLM Corporation (USLM) to more efficiently manage its postretirement medical, dental and life insurance benefits for employees who had retired or were eligible for retirement as of January 1, 1998 from US Airways.

     Under this arrangement, USLM pays a portion of the postretirement benefit liabilities on behalf of US Airways. However, US Airways continues to record all postretirement benefit liabilities and related expenses in its consolidated financial statements. In connection with this arrangement, US Airways has note payables of $558 million and $16 million, each bearing interest at 8.25%, to fund USLM operations. During 2001, 2000 and 1999, US Airways paid interest of $48 million, $48 million and $29 million, respectively, to USLM of which $41 million, $26 million and $4 million, respectively, was used to reduce US Airways' liabilities for this population of retirees.

     US Airways accounts for the effects of these transactions, including the net distributions of $7 million, $22 million and $25 million in 2001, 2000 and 1999, respectively, in the Stockholder's Equity (Deficit) section of its Consolidated Balance Sheets.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). US Airways evaluates segment performance based on several factors, of which the primary financial measure is income (loss) before income taxes and cumulative effect of accounting change.

     Financial information for each reportable operating segment is set forth below (in millions):

	Year ended December 31,
	2001	2000	1999
Operating Revenues:
US Airways (1)	$7,290	$8,301	$7,680
US Airways Express	963	880	780
	$8,253	$9,181	$8,460
	====	====	====
Depreciation and amortization expense:
US Airways (1)	$372	$344	$310
US Airways Express	-	-	-
	$372	$344	$310
	===	===	===
Interest income:
US Airways (1)	$77	$94	$186
US Airways Express	-	-	-
All Other	66	85	55
Intercompany eliminations	(70)	(73)	(42)
	$73	$106	$199
	==	===	===
Interest expense:
US Airways (1)	$319	$274	$205
US Airways Express	-	-	-
All Other	49	51	32
Intercompany eliminations	(70)	(73)	(42)
	$298	$252	$195
	====	====	====

(table continued on following page)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change:
US Airways (1)	$(1,860)	$(354)	$15
US Airways Express	55	116	146
All Other (2)	18	36	298
	$(1,787)	$(202)	$459
	=====	====	====
Capital Expenditures:
US Airways (1)	$1,104	$1,942	$1,409
US Airways Express	-	-	-
All Other	-	-	-
	$1,104	$1,942	$1,409
	====	====	====

Assets (3):
US Airways (1)	$7,219	$8,033
US Airways Express	-	-
All Other	722	953
	$7,941	$8,986
	====	====

(1) Amounts include activity of former Shuttle as of July 1, 2000.
(2) See related information in Note 9.
(3) Substantially all located in the United States.

     Information concerning operating revenues (based on revenue passenger miles and yield) in principal geographic areas is as follows (in millions):

	2001	2000	1999
United States (1)	$7,414	$8,436	$7,871
Foreign	839	745	589
	$8,253	$9,181	$8,460
	====	====	====

9.  USIM's Sale of Investment

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

10.  Related Party Transactions

     (a)  Parent company

     US Airways provides loans to US Airways Group which arise in the normal course of business and bear interest at market rates, which are reset quarterly. US Airways' net receivable from US Airways Group for these loans was $162 million and $82 million as of December 31, 2001 and 2000, respectively.

     US Airways is currently financing US Airways Group's purchase deposits for Airbus aircraft at a blended interest rate, which is reset quarterly, based upon US Airways' outstanding debt and capital lease obligations. The related short-term receivable from US Airways Group was $22 million and $88 million as of December 31, 2001 and 2000, respectively. Receivable from parent company, which is a component of Other Assets, included $43 million and $78 million related to financing for long-term purchase deposits for Airbus aircraft as of December 31, 2001 and 2000, respectively.

     US Airways provided $232 million in financing to US Airways Group for the purchase of Shuttle at an interest rate of 7.5% until May 1999 and then at a variable market rate thereafter, which is reset quarterly. As mentioned in Note 1(a), Shuttle was merged into US Airways effective July 1, 2000 resulting in a reduction of Stockholder's Equity (Deficit) related to the financing of $232 million as of December 31, 2000.

     US Airways has periodically advanced funds to US Airways Group to finance purchases of US Airways Group's common stock which were recorded as a reduction of Stockholder's Equity (Deficit). Interest, at market rates, was accrued on these advances through September 30, 1999 at which time such advances became non-interest bearing. Interest income related to this receivable was $91 million for 1999.

     US Airways recorded interest income of $14 million, $32 million and $133 million in 2001, 2000 and 1999, respectively, related to the above transactions.

     (b)  Airline subsidiaries of US Airways Group

     US Airways purchases all of the capacity (available seat miles or ASMs) generated by US Airways Group's wholly-owned regional airline subsidiaries at a rate per ASM that is determined by US Airways periodically and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to produce the capacity. US Airways recognized US Airways Express capacity purchase expense of $448 million, $498 million and $454 million in 2001, 2000 and 1999, respectively, related to this program.

     US Airways provides various services to these regional airlines including passenger handling, maintenance and catering. US Airways recognized other operating revenues of $63 million, $71 million and $64 million related to these services for the years 2001, 2000, and 1999, respectively. These regional airlines also perform passenger and ground handling for US Airways at certain airports for which US Airways recognized other operating expenses of $58 million, $44 million and $32 million for the years 2001, 2000 and 1999, respectively. US Airways also leases or subleases certain turboprop aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements of $8 million, $8 million and $7 million for the years 2001, 2000 and 1999, respectively.

     US Airways' receivables from and payables to these regional airlines were $11 million and $37 million, respectively, as of December 31, 2001 and $14 million and $47 million, respectively, as of December 31, 2000.

     Prior to the merger of Shuttle into US Airways on July 1, 2000, US Airways provided various services to Shuttle. These services included management services, maintenance services, the sale of fuel, the subleasing of certain facilities, the sale of frequent traveler mileage credits and reservations support. US Airways recognized other operating revenues related to these services of $33 million and $27 million for the years 2000 and 1999, respectively. Effective October 1999, US Airways leased or subleased certain jet aircraft to Shuttle and recognized Other operating revenues related to these arrangements of $2 million for 1999.

     (c)  Other US Airways Group subsidiaries

     US Airways purchases a portion of its aviation fuel from US Airways Group's wholly-owned subsidiary, Material Services Company, Inc. (MSC), which acts as a fuel wholesaler to US Airways in certain circumstances. US Airways' aviation fuel purchases from MSC were $18 million, $108 million and $145 million for the years 2001, 2000 and 1999, respectively. US Airways' accounts payable to MSC was $1 million and $4 million as of December 31, 2001 and 2000, respectively.

     Effective July 1, 2000, the activities of a certain division of MSC were transferred into US Airways and MSC began receiving a portion of its fuel inventory from US Airways. As a result, US Airways' accounts receivable from MSC was $3 million and $9 million as of December 31, 2001 and 2000, respectively.

     US Airways has a promissory note due to USLM of $10 million which bears interest at market rates and is included as a component of Employee benefit liabilities and other on US Airways' Consolidated Balance Sheets as of December 31, 2001 and 2000. US Airways recorded interest expense of $1 million related to this note during each of the years 2001, 2000 and 1999.

11.  Valuation and Qualifying Accounts and Reserves

					Sales,
		Additions			retire-
	Balance at	charged		Write-offs	ments			Balance
	beginning	to		(net of	and			at end
	of year	expense	Payments	recoveries)	transfers	Other		of year

(in millions)
Year ended December 31, 2001
Allowance for obsolescence of inventories (1)	$132	$74	$-	$(2)	$(2)		$(1)	$201
Allowance for uncollectible accounts	28	5	-	(12)	-		-	21
Reserves for workforce reduction (1)	-	85	(31)	-	-		(2)	52
Reserves for future rent payments - parked aircraft (1)	-	70	-	-	-		-	70
Year ended December 31, 2000
Allowance for obsolescence of inventories	118	17	-	(2)	(1)		-	132
Allowance for uncollectible accounts	30	7	-	(9)	-		-	28
Year ended December 31, 1999
Allowance for obsolescence of inventories	109	46	-	(32)	(5)		-	118
Allowance for uncollectible accounts	21	15	-	(6)	-		-	30
Reserves for future rent payments - parked aircraft (1)	$15	$-	$-	$-	$-	$	)	$-

(1) See also Note 13.

(this space intentionally left blank)

  Selected Quarterly Financial Information (Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
2001
Operating Revenues	$2,233	$2,486	$1,980	$1,554
Operating Income (Loss)	$(217)	$31	$(741)	$(695)
Income (Loss) Before Cumulative
Effect of Accounting Change	$(170)	$(16)	$(756)	$(1,054)
Net Income (Loss)	$(163)	$(16)	$(756)	$(1,054)

2000
Operating Revenues	$2,059	$2,399	$2,376	$2,347
Operating Income (Loss)	$(135)	$161	$11	$(81)
Income (Loss) Before Cumulative
Effect of Accounting Change	$(108)	$78	$(23)	$(98)
Net Income (Loss)	$(211)	$78	$(23)	$(98)

See also Note 13.

Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

13.  Unusual Items

     (a)  Asset Impairments and Other Special Charges

     Asset impairments and other special charges included within US Airways' Consolidated Statements of Operations includes the following components (dollars in millions):

	2001		1999
Aircraft impairments and related charges	$787	(1)	$64	(4)
Employee severance including benefits	85	(2)	-
Other (leasehold improvement and future lease commitments)	86	(3)	(19)	(5)
	$958		$45
	===		==
(1)

During August 2001, US Airways conducted an impairment analysis in accordance with SFAS 121 on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $403 million. In the aftermath of September 11, 2001, US Airways elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft retirements were accelerated to the end of 2001 while the F-100s and MD-80s are scheduled to be retired by April 2002. Based on this, US Airways conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pretax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, US Airways reviewed other aircraft-related assets which resulted in a pretax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less cost to sale. Management estimated fair value considering recent sales and leasing transactions. US Airways also recognized a pretax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus aircraft and related spare engines and parts, including substantially all its DC-9, MD-80 and B737-200 aircraft. In connection with these agreements, US Airways reduced the carrying values of these assets resulting in a $148 million charge during the fourth quarter of 2001, including a $138 million impairment charge and a charge of $10 million to write down the related spare parts. See Note 14 for further information. Additionally, US Airways recognized a pretax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party's early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the first quarter of 2001.

(2)

In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees will be terminated or be furloughed by May 2002. US Airways' headcount reduction will be largely accomplished through involuntary termination/furloughs. US Airways will pay involuntary termination/furlough benefits based on each employee group's applicable policy. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally receive extended benefits (e.g. medical, dental, life insurance) but forego their furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter. In the fourth quarter, US Airways recognized a $2 million benefit curtailment charge, a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave, and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough.

(3)

During the fourth quarter of 2001, US Airways recorded a charge of $66 million representing the present value of the future minimum lease payments on four Fokker 100 aircraft that are scheduled to be permanently removed from service. In the third quarter, US Airways recognized a pretax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pretax charge of $7 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date or aircraft park date.

(4)

US Airways recognized a $64 million impairment charge in the fourth quarter of 1999. The impairment charge resulted from an analysis undertaken after US Airways announced plans to retire its remaining DC-9-30 aircraft in 2000 and 2001, and certain of its B737-200 aircraft in 2000. The analysis revealed that the expected future cash flows for certain of these aircraft were less than their carrying value. In accordance with provisions of SFAS 121, US Airways reduced the carrying values of these assets to fair value, as determined by published sources, recent transactions involving sales of similar aircraft and market trends in aircraft dispositions

(5)

In 1999, US Airways recognized (i) $14 million of pretax credits (including a fourth quarter credit of $3 million and a second quarter credit of $11 million) due to the reversal of previously accrued lease obligations upon the purchase off lease and sale or lease termination of eight BAe-146 aircraft; (ii) $1 million pretax credit (recorded during the second quarter) due to the reversal of lease return provisions upon the purchase off lease and sale of five BAe-146 aircraft; and a (iii) $4 million pretax credit (recorded during the second quarter) due to an accrual reversal upon the sale of a previously abandoned maintenance facility. The expense credits are considered unusual items because they relate to unusual items disclosed in prior periods, principally 1994 for the BAe-146 activity and 1997 for the facilities-related credit.

     (b)  Airline Stabilization Act Grant

     On September 22, 2001, President George W. Bush signed into law the Air Transportation Safety and System Stabilization Act (Stabilization Act) which provides, among other things, for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. Through December 31, 2001, US Airways had received approximately $255 million from the U.S. Government under the Stabilization Act. US Airways expects to receive an additional $54 million in 2002 under the Stabilization Act. Adjustments to the amount of compensation received may be recognized in 2002 as the rules governing the distribution are finalized. The payments will partially compensate US Airways for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

     (c)  Merger Termination Fees

     On July 27, 2001, the U.S. Department of Justice announced its intention to file suit to block the proposed merger of US Airways Group with a wholly-owned subsidiary of UAL Corporation (UAL), United Air Lines, Inc.'s parent corporation. As a result, US Airways Group, UAL and Yellow Jacket Acquisition Corp. (the UAL wholly-owned subsidiary formed for the purpose of this merger) entered into a termination agreement on July 27, 2001 with respect to that certain Agreement and Plan of Merger, dated as of May 23, 2000, as amended, among the parties. In connection with such termination agreement, UAL paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of US Airways Group and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. The amount paid to Mr. Johnson is included in Other, net on US Airways' Consolidated Statements of Operations.

     (d)  Investments Gains/Losses

     In June 1999, USIM sold its ownership interest in Galileo. The sale of the 7,000,400 shares of Galileo common stock resulted in cash proceeds of approximately $307 million and a pretax gain of approximately $274 million (see also Note 9). Other, net on US Airways' Consolidated Statements of Operations for 2000 includes an $18 million impairment charge related to warrants US Airways held in Priceline and for 1999 includes $17 million of gains which resulted from the partial sale of US Airways' interest in Equant N.V. in the first and fourth quarters of 1999.

14.  Subsequent Event

     In connection with previously announced plans to reduce capacity and streamline its aircraft fleet, US Airways entered into transactions during the first quarter of 2002 to sell 97 surplus aircraft including 26 DC-9, 16 MD-80, and 55 B737-200 aircraft, spare engines, and spare parts inventory. US Airways retired its B737-200 fleet in December 2001, and plans to retire its last MD-80 by April 1, 2002. The retirement of the DC-9 fleet was completed in August 2001. Most of the aircraft sales are expected to close by the end of the first quarter of 2002. In connection with these aircraft dispositions, US Airways recorded a charge of $148 million in 2001. See Note 13 for additional information regarding the charge.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure

     Not applicable.

Part III

Item 10. Directors and Executive Officers of US Airways Group

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 15, 2002 and is incorporated herein by reference. Information concerning executive officers of the Company is set forth in Part I, Item 1 of this report under the caption "Executive Officers" in reliance on General Instruction G to Form 10-K.

Item 11. Executive Compensation

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 15, 2002 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 15, 2002 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding this item appears in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company's Annual Meeting of Stockholders on May 15, 2002 and is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

Consolidated Financial Statements

(i)     The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:

-	Consolidated Statements of Operations for each of the three years ended December 31, 2001
-	Consolidated Balance Sheets as of December 31, 2001 and 2000
-	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001
-	Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years ended December 31, 2001
-	Notes to Consolidated Financial Statements

(ii)     The following consolidated financial statements of US Airways, Inc. are included in
Part II, Item 8B of this report:

-	Consolidated Statements of Operations for each of the three years ended
December 31, 2001
-	Consolidated Balance Sheets as of December 31, 2001 and 2000
-	Consolidated Statements of Cash Flows for each of the three years ended
December 31, 2001
-	Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years ended December 31, 2001
-	Notes to Consolidated Financial Statements

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

3.2	By-Laws of US Airways Group amended January 16, 2002.

3.3	By-Laws of US Airways Group amended March 1, 2002.

3.4

Restated Certificate of Incorporation of US Airways (incorporated by reference to Exhibit 3.1 to US Airways' Registration Statement on Form 8-B dated January 27, 1983); and the Certificate of Amendment to Restated Certificate of Incorporation of USAir, Inc. dated February 17, 1997 (incorporated by reference to Exhibit 3.3 to US Airways' Annual Report on Form 10-K for 1996).

3.5	By-Laws of US Airways amended January 16, 2002.

3.6	By-Laws of US Airways amended March 1, 2002.

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

10.9

Amendment No. 8 dated as of November 27, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.9 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.10	Amendment No. 9 dated as of December 29, 2000 to A319/A320/A321 Purchase

Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.10 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.11

Amendment No. 10 dated as of April 9, 2001 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2001) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

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

10.15

Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.14 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.16

Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.17

Incentive Compensation Plan of US Airways Group, Inc. as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1997).

10.18	US Airways, Inc. Supplementary Retirement Benefit Plan (incorporated by reference to Exhibit 10.5 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1989).

10.19	US Airways, Inc. Supplemental Executive Defined Contribution Plan

(incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1994).

10.20

Amendment No. 1 effective September 19, 2000 to the US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.18 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000).

10.21

Amendment No. 2 effective December 29, 2000 to the US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.19 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000).

10.22	US Airways Group, Inc. Nonemployee Director Stock Purchase Plan (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated May 19, 1999).

10.23

US Airways Group, Inc. Long-Term Incentive Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.3 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.24	Amendment No. 1 effective January 15, 2002 to the US Airways Group, Inc. Long-Term Incentive Plan.

10.25	1998 Pilot Stock Option Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 10 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

10.26

1997 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 23, 2000 (incorporated by reference to Exhibit 10.4 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.27

Amendment No. 1 effective August 13, 2001 to the 1997 Stock Incentive Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 2001).

10.28	Amendment No. 2 effective January 15, 2002 to the 1997 Stock Incentive Plan of US Airways Group, Inc.

10.29

1996 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 23, 2000 (incorporated by reference to Exhibit 10.5 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.30	Amendment No. 1 effective March 20, 2001 to the 1996 Stock Incentive Plan of US Airways Group, Inc.

10.31	Amendment No. 2 effective January 15, 2002 to the 1996 Stock Incentive Plan of US Airways Group, Inc.

10.32	Amendment No. 3 effective January 15, 2002 to the 1996 Stock Incentive Plan of US Airways Group, Inc.

10.33

US Airways Group, Inc. Nonemployee Director Stock Incentive Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.6 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.34

Amendment No. 1 effective September 19, 2001 to the US Airways Group, Inc. Nonemployee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 2001).

10.35	Amendment No. 2 effective January 16, 2002 to the US Airways Group, Inc. Nonemployee Director Stock Incentive Plan.

10.36

US Airways Group, Inc. Nonemployee Director Deferred Stock Unit Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.7 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.37

Amendment No. 1 effective September 20, 2000 to the US Airways Group, Inc. Nonemployee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.27 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000).

10.38	Amendment No. 2 effective January 16, 2002 to the US Airways Group, Inc. Nonemployee Director Deferred Stock Unit Plan.

10.39	1984 Stock Option and Stock Appreciation Rights Plan of USAir Group, Inc. (incorporated by reference to Exhibit A to US Airways Group's Proxy Statement dated March 30, 1984).

10.40	Amended and Restated Employment Agreement between US Airways Group and US Airways and the Chairman of both companies effective January 16, 2002.

10.41	Employment Agreement between US Airways and the President and Chief Executive Officer effective March 11, 2002.

10.42

Employment Agreement between US Airways Group and US Airways and the former President and Chief Executive Officer of both companies (incorporated by reference to Exhibit 10.19 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.43

Amendment No. 1 effective May 23, 2000 to the Employment Agreement between US Airways Group and US Airways and the former President and Chief Executive Officer of both companies (incorporated by reference to Exhibit 10.32 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000).

10.44	Amended and Restated Employment Agreement between US Airways and the Executive Vice President-Corporate Affairs and General Counsel effective December 18, 2001.

10.45	Change of Control Agreement between US Airways and the Senior Vice President-Finance and Chief Financial Officer effective November 8, 2001.

10.46	Change of Control Agreement between US Airways and its Senior Vice President-Human Resources of US Airways effective October 31, 2001.

10.47	Change of Control Agreement between US Airways and its Senior Vice President-Planning of US Airways effective October 31, 2001.

10.48

Agreement between US Airways and its Chairman with respect to certain employment arrangements (incorporated by reference to Exhibit 10.14 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.49	Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements effective March 11, 2002.

10.50

Agreement between US Airways and its former President and Chief Executive Officer with respect to certain employment arrangements (incorporated by reference to Exhibit 10.15 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.51

Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel with respect to certain employment arrangements (incorporated by reference to Exhibit 10.16 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.52

Agreement between US Airways and its Senior Vice President-Finance and Chief Financial Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.5 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 1999).

10.53

Agreement between US Airways and its Chairman providing supplemental retirement benefits (incorporated by reference to Exhibit 10.23 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.54

Amendment No. 1 to the agreement between US Airways and its Chairman providing supplemental retirement benefits (incorporated by reference to Exhibit 10.27 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.55	Amendment No. 2 to the agreement between US Airways and its Chairman providing supplemental retirement benefits effective January 16, 2002.

10.56	Agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits effective March 11, 2002.

10.57

Agreement between US Airways and its former President and Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.24 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.58

Amendment to the agreement between US Airways and its former President and Chief Executive Officer providing supplemental retirement benefits (incorporated by reference to Exhibit 10.29 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998).

10.59

Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel providing supplemental retirement benefits (incorporated by reference to Exhibit 10.25 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1995).

10.60

Amendment No. 1 effective May 18, 1999 to the Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel providing supplemental retirement benefits (incorporated by reference to Exhibit 10.50 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000).

10.61	Agreement between US Airways and its Senior Vice President-Planning effective November 23, 1998 providing supplemental retirement benefits.

21.1	Subsidiaries of US Airways Group.

21.2	Subsidiaries of US Airways.

23.1	Consent of the Auditors of US Airways Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

23.2	Consent of the Auditors of US Airways to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

24.1	Powers of Attorney signed by the directors of US Airways Group, authorizing their signatures on this report.

24.2	Powers of Attorney signed by the directors of US Airways, authorizing their signatures on this report.

B.  Reports on Form 8-K
Date of Report	Subject of Report

March 6, 2002	News release announcing David N. Siegel as president and chief executive officer and board member of US Airways Group, Inc. and US Airways, Inc.

January 17, 2002

News release disclosing the results of operations for both US Airways Group, Inc. and US Airways, Inc. for the three months and year ended December 31, 2001, and selected operating and financial statistics for US Airways for the same periods.

November 27, 2001

News release announcing that Rakesh Gangwal has resigned from his position as President and Chief Executive Officer of US Airways Group, Inc. and US Airways, Inc. Stephen M. Wolf, Chairman of US Airways Group and US Airways, Inc. will reassume the position of Chief Executive Officer at both companies.

November 19, 2001	News release announcing US Airways, Inc. completed arrangements for $404 million in financing involving previously unencumbered aircraft and engines.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

US Airways Group, Inc. (registrant)

By:	/s/ David N. Siegel
David N. Siegel, Director, President and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on March 28, 2002.

By:	/s/ David N. Siegel
David N. Siegel, Director, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Anita P. Beier
Anita P. Beier, Vice President and Controller
(Chief Accounting Officer)

By:	*
Stephen M. Wolf, Director and Chairman

By:	*
Mathias J. DeVito, Director

By:	*
Peter M. George, Director

By:	*
Robert L. Johnson, Director

By:	*
Robert LeBuhn, Director

By:	*
John G. Medlin, Jr., Director

By:	*
Hanne M. Merriman, Director

By:	*
Thomas H. O'Brien, Director

By:	*
Hilda Ochoa-Brillembourg, Director

By:	*
Richard B. Priory, Director

By:	*
Raymond W. Smith, Director

By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn, Attorney-In-Fact

* Signed pursuant to power of attorney filed herewith.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

US Airways, Inc. (registrant)

By:	/s/ David N. Siegel
David N. Siegel, Director, President and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways and in the capacities indicated, on March 28, 2002.

By:	/s/ David N. Siegel
David N. Siegel, Director, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Anita P. Beier
Anita P. Beier, Vice President and Controller
(Chief Accounting Officer)

By:	*
Stephen M. Wolf, Director and Chairman

By:	*
Mathias J. DeVito, Director

By:	*
Peter M. George, Director

By:	*
Robert L. Johnson, Director

By:	*
Robert LeBuhn, Director

By:	*
John G. Medlin, Jr., Director

By:	*
Hanne M. Merriman, Director

By:	*
Thomas H. O'Brien, Director

By:	*
Hilda Ochoa-Brillembourg, Director

By:	*
Richard B. Priory, Director

By:	*
Raymond W. Smith, Director

By:	/s/ Thomas A. Mutryn
Thomas A. Mutryn, Attorney-In-Fact

* Signed pursuant to power of attorney filed herewith.