Form 10-Q
period 2002-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2002-05-10
CIK 701345, 714560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

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
                                                                 Yes    X                     No

     As of April 30, 2002 there were outstanding approximately 68,133,000 shares of common stock of US Airways Group, Inc. and 1,000 shares of common stock of US Airways, Inc.

     The registrant US Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

US Airways Group, Inc.
and
US Airways, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2002

Table of Contents
Part I.	Financial Information	Page

Item 1A.	Financial Statements-US Airways Group, Inc.

	Condensed Consolidated Statements of Operations
	- Three Months Ended March 31, 2002 and 2001	1
	Condensed Consolidated Balance Sheets
	- March 31, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Cash Flows
	- Three Months Ended March 31, 2002 and 2001	3
	Notes to Condensed Consolidated Financial Statements	4

Item 1B.	Financial Statements-US Airways, Inc.

	Condensed Consolidated Statements of Operations
	- Three Months Ended March 31, 2002 and 2001	8
	Condensed Consolidated Balance Sheets
	- March 31, 2002 and December 31, 2001	9
	Condensed Consolidated Statements of Cash Flows
	- Three Months Ended March 31, 2002 and 2001	10
	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Part II.	Other Information

Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

US Airways Group, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2002 and 2001 (unaudited)
(in millions, except share and per share amounts)

	2002	2001
Operating Revenues
Passenger transportation	$1,435	$1,963
Cargo and freight	33	46
Other	241	232
Total Operating Revenues	1,709	2,241

Operating Expenses
Personnel costs	884	933
Aviation fuel	180	311
Aircraft rent	135	138
Other rent and landing fees	106	118
Aircraft maintenance	97	138
Other selling expenses	92	111
Depreciation and amortization	78	96
Commissions	52	87
Asset impairments	-	22
Other	455	515
Total Operating Expenses	2,079	2,469
Operating Income (Loss)	(370)	(228)

Other Income (Expense)
Interest income	7	19
Interest expense	(82)	(69)
Interest capitalized	3	6
Other, net	7	2
Other Income (Expense), Net	(65)	(42)

Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(435)	(270)
Provision (Credit) for Income Taxes	(149)	(92)
Income (Loss) Before Cumulative Effect
of Accounting Change	(286)	(178)
Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes	17	7
Net Income (Loss)	$(269)	$(171)
	====	====
Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(4.22)	$(2.66)
Cumulative Effect of Accounting Change	$0.25	$0.11
Net Earnings (Loss) per Common Share	$(3.97)	$(2.55)
	====	====
Diluted
Before Cumulative Effect of Accounting Change	$(4.22)	$(2.66)
Cumulative Effect of Accounting Change	$0.25	$0.11
Net Earnings (Loss) per Common Share	$(3.97)	$(2.55)
	====	====
Shares Used for Computation (000)
Basic	67,814	67,034
Diluted	67,814	67,034

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 2002 (unaudited) and December 31, 2001
(in millions)

ASSETS	March 31, 2002	December 31, 2001
Current Assets
Cash and cash equivalents	$230	$593
Short-term investments	331	485
Receivables, net	383	281
Materials and supplies, net	209	209
Prepaid expenses and other	343	207
Total Current Assets	1,496	1,775
Property and Equipment
Flight equipment	6,851	7,472
Ground property and equipment	1,212	1,211
Less accumulated depreciation and amortization	(3,363)	(4,075)
	4,700	4,608
Purchase deposits for flight equipment	63	85
Total Property and Equipment	4,763	4,693
Other Assets
Goodwill	531	531
Pension assets	409	411
Other intangibles, net	329	343
Other assets, net	279	272
Total Other Assets	1,548	1,557
	$7,807	$8,025
	====	====
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$175	$159
Accounts payable	525	625
Traffic balances payable and unused tickets	1,025	817
Accrued aircraft rent	170	257
Accrued salaries, wages and vacation	346	372
Other accrued expenses	577	796
Total Current Liabilities	2,818	3,026
Noncurrent Liabilities
Long-term debt, net of current maturities	3,558	3,515
Accrued aircraft rent	236	293
Deferred gains, net	577	589
Postretirement benefits other than pensions	1,498	1,474
Employee benefit liabilities and other	1,961	1,743
Total Noncurrent Liabilities	7,830	7,614
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock	101	101
Paid-in capital	2,185	2,185
Retained earnings (deficit)	(3,206)	(2,937)
Common stock held in treasury, at cost	(1,746)	(1,749)
Deferred compensation	(62)	(62)
Accumulated other comprehensive income (loss), net of income tax
effect	(113)	(153)
Total Stockholders' Equity (Deficit)	(2,841)	(2,615)
	$7,807	$8,025
	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001 (unaudited)
(in millions)

	2002	2001

Net cash provided by (used for) operating activities	$(438)	$17

Cash flows from investing activities
Capital expenditures	(101)	(566)
Proceeds from dispositions of property	48	4
Decrease (increase) in short-term investments	151	112
Decrease (increase) in restricted cash and investments	(7)	(1)
Other	2	1
Net cash provided by (used for) investing activities	93	(450)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	-	129
Proceeds from issuance of long-term debt	38	412
Principal payments on long-term debt and capital lease
obligations	(56)	(209)
Sales of treasury stock	-	2
Net cash provided by (used for) financing activities	(18)	334
Net increase (decrease) in Cash and cash equivalents	(363)	(99)
Cash and cash equivalents at beginning of period	593	543
Cash and cash equivalents at end of period	$230	$444
	====	===
Noncash investing and financing activities
Flight equipment acquired through issuance of debt	$77	$-

Supplemental Information
Interest paid during the period, net of amount capitalized	$117	$90
Income taxes paid (received) during the period	$(2)	$(50)

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group, Inc. (US Airways Group or the Company) and its wholly-owned subsidiaries. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's and US Airways, Inc.'s (US Airways, the Company's principal operating subsidiary) Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with 2002 classifications.

     Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Earnings (Loss) per Common Share

     Basic Earnings (Loss) per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2002	2001

Income (loss) before cumulative effect of accounting change	$(286)	$(178)
	===	===
Common shares:
Weighted average common shares outstanding (basic)	67.8	67.0
Incremental shares related to outstanding stock options	-	-
Weighted average common shares outstanding (diluted)	67.8	67.0
	===	===
EPS before accounting change - Basic	$(4.22)	$(2.66)
EPS before accounting change - Diluted	$(4.22)	$(2.66)

Note: EPS amounts may not recalculate due to rounding.

     The Company has excluded 17.9 million and 13.2 million potential common shares related to stock options from the diluted EPS calculations for the three months ended March 31, 2002 and 2001, respectively, since their inclusion would reduce loss per share.

3.  Accounting Changes

     Effective January 1, 2002, PSA Airlines, Inc. (PSA), a wholly-owned subsidiary of the Company, changed its method of accounting for engine maintenance from accruing on the basis of hours flown to expensing as incurred. While the former method was permitted under GAAP, the Company believes the new method is preferable as an obligation does not exist until the maintenance services have been performed. The new method is the predominant method used in the airline industry and is consistent with the method used by US Airways and the Company's other subsidiaries. In connection with the change, the Company recognized a $17 million credit representing the cumulative effect of the accounting change. The effect of adopting the new method was immaterial to the Company's net loss for the three months ended March 31, 2002. The pro forma effect of the accounting change, assuming the Company had adopted the new method as of January 1, 2001, is immaterial to the Company's net loss for the three month period ended March 31, 2001.

     In addition, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company ceased amortization of goodwill upon adoption of SFAS 142 and will test goodwill annually for impairment. Based on a preliminary analysis, the Company does not expect that the adoption of SFAS 142 will result in an impairment of its goodwill. However, the Company will complete the impairment analysis for its goodwill during the second quarter of 2002 and record an impairment adjustment at that time, if necessary. The Company expects that year 2002 amortization expense will be favorably impacted by $19 million as a result of ceasing amortization of this asset.

     The following table provides information relating to the Company's intangible assets subject to amortization (except where noted) as of March 31, 2002 (in millions):

	Original Cost	Accumulated Amortization
Airport take-off and landing slots	$184	$56
Airport gate leasehold rights	165	118
Capitalized software costs	211	143
Intangible pension asset (1)	86	-
Total	$646	$317
	===	===
(1) Not subject to amortization.

     The intangible assets subject to amortization are amortized generally over 25 years for airport take-off and landing slots, and over the term of the lease for airport gate leasehold rights on a straight-line basis and included in Depreciation and amortization on the Condensed Consolidated Statements of Operations. Capitalized software costs are amortized over five years on a straight-line basis and included in Depreciation and amortization. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." For the three month period ended March 31, 2002, the Company recorded amortization expense of $13 million related to these intangible assets. The Company expects to record annual amortization expense of $48 million in 2003; $25 million in 2004; $16 million in 2005; $13 million in 2006; and $10 million in 2007 related to these intangible assets.

     The Company's goodwill balance as of January 1, 2002 was $531 million, which is no longer subject to amortization. Results for the three months ended March 31, 2001, as adjusted, assuming the discontinuation of amortization of goodwill, are shown below (in millions, except per share amounts):

2001

Reported net loss	$(171)
Goodwill amortization	5
Adjusted net loss	$(166)
===
Basic loss per common share
Reported net loss	$(2.55)
Goodwill amortization	$.07
Adjusted net loss	$(2.48)
===
Diluted loss per common share
Reported net loss	$(2.55)
Goodwill amortization	$.07
Adjusted net loss	$(2.48)
====

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' equity (deficit). Upon adoption of SFAS 133, US Airways began to account for its heating oil swap contracts, which were used to hedge against jet fuel price increases, as cash flow hedges, as defined by SFAS 133. The fair value of the heating oil swaps on January 1, 2001, which was $2 million, was recorded as an asset on US Airways' balance sheet as part of the transition adjustment related to US Airways' adoption of SFAS 133. The offset to this balance sheet adjustment was primarily an increase to "Accumulated other comprehensive income," a component of stockholders' equity (deficit). The heating oil swap contracts expired during the quarter ended March 31, 2001 and resulted in a reduction to aviation fuel expense of $1 million, including approximately $370,000 for hedge ineffectiveness. US Airways holds warrants in various e-commerce companies and holds stock options in Sabre Holdings Corporation which are accounted for in accordance with SFAS 133. Also upon adoption of SFAS 133, US Airways recorded an asset of $12 million for these stock options and warrants as part of the transition adjustment. The offset to this was a $7 million credit, net of income taxes, to the Company's cumulative effect of an accounting change.

4.  Comprehensive Income

     Comprehensive income (loss) was $(229) million and $(169) million for the quarters ended March 31, 2002 and 2001, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income includes changes in the fair value of the Company's available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

5.  Operating Segments and Related Disclosures

     The Company has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways' wholly-owned subsidiaries). The US Airways Express segment includes the operations of the Company's wholly-owned regional airlines and activity resulting from marketing agreements with three non-

owned US Airways Express air carriers. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments. Financial information for each reportable operating segment is set forth below (in millions):

	Three Months Ended March 31,
	2002	2001
Operating Revenues:
US Airways external	$1,448	$1,985
US Airways intersegment	15	17
US Airways Express external	242	237
US Airways Express intersegment	17	13
All Other	19	19
Intersegment elimination	(32)	(30)
	$1,709	$2,241
	====	====
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change:
US Airways	$(409)	$(275)
US Airways Express	(28)	(2)
All Other	2	7
	$(435)	$(270)
	====	====

6.  Income Taxes

     The credit for income taxes recorded for the first quarter of 2002 is impacted by the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act) which provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the first quarter of 2002 includes $74 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. The remainder of the tax credit recorded in the first quarter of 2002 is based on the estimated annual effective tax rate for 2002 of 17% exclusive of benefit related to 2001. The effective tax rate was 34% for the first quarter of 2001. The tax credit for the first quarter of 2001 results from the tax benefits associated with the pretax losses, offset by the tax effects of the Company's permanent tax differences during the first quarter.

7.  Unusual Item

     During the first quarter of 2001, the Company recorded a $22 million impairment charge in Asset impairments in accordance with provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment charge was in connection with the planned retirement of five Boeing 737-200 aircraft due to a third party's early return of certain leased Boeing 737-200 aircraft, and early retirement of certain other Boeing 737-200s.

US Airways, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2002 and 2001 (unaudited)
(in millions)

	2002	2001
Operating Revenues
Passenger transportation	$1,307	$1,810
US Airways Express transportation revenues	232	231
Cargo and freight	33	45
Other	123	147
Total Operating Revenues	1,695	2,233

Operating Expenses
Personnel costs	821	877
Aviation fuel	168	294
Aircraft rent	121	123
Other rent and landing fees	98	113
Aircraft maintenance	71	115
Other selling expenses	83	103
Depreciation and amortization	73	91
Commissions	48	81
Asset impairments	-	22
US Airways Express capacity purchases	258	222
Other	323	409
Total Operating Expenses	2,064	2,450

Operating Income (Loss)	(369)	(217)

Other Income (Expense)
Interest income	9	22
Interest expense	(82)	(69)
Interest capitalized	2	4
Other, net	7	2
Other Income (Expense), Net	(64)	(41)

Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change	(433)	(258)
Provision (Credit) for Income Taxes	(135)	(88)

Income (Loss) Before Cumulative Effect
of Accounting Change	(298)	(170)

Cumulative Effect of Accounting Change, Net of
Applicable Income Taxes	-	7

Net Income (Loss)	$(298)	$(163)
	===	===

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
March 31, 2002 (unaudited) and December 31, 2001
(in millions)

ASSETS	March 31, 2002	December 31, 2001
Current Assets
Cash and cash equivalents	$171	$537
Short-term investments	331	485
Receivables, net	372	272
Receivables from related parties, net	154	155
Materials and supplies, net	193	193
Prepaid expenses and other	366	151
Total Current Assets	1,587	1,793

Property and Equipment
Flight equipment	6,600	7,223
Ground property and equipment	1,167	1,167
Less accumulated depreciation and amortization	(3,208)	(3,924)
	4,559	4,466
Purchase deposits for flight equipment	6	28
Total Property and Equipment	4,565	4,494

Other Assets
Goodwill	531	531
Pension assets	409	411
Other intangibles, net	329	343
Receivable from parent company	43	43
Other assets, net	334	326
Total Other Assets	1,646	1,654
	$7,798	$7,941
	====	====
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$175	$159
Accounts payable	492	598
Traffic balances payable and unused tickets	1,025	817
Accrued aircraft rent	167	249
Accrued salaries, wages and vacation	342	367
Other accrued expenses	541	742
Total Current Liabilities	2,742	2,932
Noncurrent Liabilities
Long-term debt, net of current maturities	3,558	3,515
Accrued aircraft rent	236	293
Deferred gains, net	573	585
Postretirement benefits other than pensions	1,497	1,473
Employee benefit liabilities and other	2,080	1,773
Total Noncurrent Liabilities	7,944	7,639
Commitments and Contingencies
Stockholder's Equity (Deficit)
Common stock	-	-
Paid-in capital	2,611	2,611
Retained earnings (deficit)	(3,124)	(2,826)
Receivable from parent company	(2,262)	(2,262)
Accumulated other comprehensive income (loss), net of income
tax effect	(113)	(153)
Total Stockholder's Equity (Deficit)	(2,888)	(2,630)
	$7,798	$7,941
	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001 (unaudited)
(in millions)

	2002	2001

Net cash provided by (used for) operating activities	$(444)	$10

Cash flows from investing activities
Capital expenditures	(98)	(536)
Proceeds from dispositions of property	48	4
Decrease (increase) in short-term investments	151	112
Decrease (increase) in restricted cash and investments	(7)	(1)
Funding of parent company's aircraft purchase deposits	-	(22)
Other	2	1
Net cash provided by (used for) investing activities	96	(442)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	-	129
Proceeds from issuance of long-term debt	38	412
Principal payments on long-term debt and capital lease obligations	(56)	(209)
Net cash provided by (used for) financing activities	(18)	332
Net increase (decrease) in Cash and cash equivalents	(366)	(100)
Cash and cash equivalents at beginning of period	537	496
Cash and cash equivalents at end of period	$171	$396
	====	====
Noncash investing and financing activities
Reduction of parent company receivable-assignment of aircraft
purchase rights by parent company	$-	$121
Flight equipment acquired through issuance of debt	$77	$-

Supplemental Information
Interest paid during the period, net of amount capitalized	$117	$90
Income taxes paid (received) during the period	$(2)	$(50)

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways, Inc. (US Airways) and its wholly-owned subsidiaries US Airways Investment Management Company, Inc. (USIM) and US Airways Finance Corporation. US Airways is a wholly-owned subsidiary of US Airways Group, Inc. (US Airways Group). These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways' Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with 2002 classifications.

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

2.  Accounting Changes

     On January 1, 2002, US Airways adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). US Airways ceased amortization of goodwill upon adoption of SFAS 142 and will test goodwill annually for impairment. Based on a preliminary analysis, US Airways does not expect that the adoption of SFAS 142 will result in an impairment of its goodwill. US Airways will complete the impairment analysis for its goodwill during the second quarter of 2002 and record an impairment adjustment at that time, if necessary. US Airways expects that year 2002 amortization expense will be favorably impacted by $19 million as a result of ceasing amortization of this asset.

     The following table provides information relating to US Airways' intangible assets subject to amortization (except where noted) as of March 31, 2002 (in millions):

	Original Cost	Accumulated Amortization
Airport take-off and landing slots	$184	$56
Airport gate leasehold rights	165	118
Capitalized software costs	211	143
Intangible pension asset (1)	86	-
Total	$646	$317
	===	===
(1) Not subject to amortization.

     The intangible assets subject to amortization are amortized generally over 25 years for airport take-off and landing slots, and over the term of the lease for airport gate leasehold rights on a straight-line basis and included in Depreciation and amortization on the Condensed Consolidated Statements of Operations. Capitalized software costs are amortized over five years on a straight-line basis and included in Depreciation and amortization. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for

Pensions." For the three month period ended March 31, 2002, US Airways recorded amortization expense of $13 million related to these intangible assets. US Airways expects to record annual amortization expense of $48 million in 2003; $25 million in 2004; $16 million in 2005; $13 million in 2006; and $10 million in 2007 related to these intangible assets.

     US Airways' goodwill balance as of January 1, 2002 was $531 million, which is no longer subject to amortization. Results for the three months ended March 31, 2001, as adjusted, assuming the discontinuation of amortization of goodwill, are shown below (in millions):

2001

Reported net loss	$(163)
Goodwill amortization	5
Adjusted net loss	$(158)
===

     On January 1, 2001, US Airways adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholder's equity (deficit). Upon adoption of SFAS 133, US Airways began to account for its heating oil swap contracts, which were used to hedge against jet fuel price increases, as cash flow hedges, as defined by SFAS 133. The fair value of the heating oil swaps on January 1, 2001, which was $2 million, was recorded as an asset on US Airways' balance sheet as part of the transition adjustment related to US Airways' adoption of SFAS 133. The offset to this balance sheet adjustment was primarily an increase to "Accumulated other comprehensive income," a component of stockholder's equity (deficit). The heating oil swap contracts expired during the quarter ended March 31, 2001 and resulted in a reduction to aviation fuel expense of $1 million, including approximately $370,000 for hedge ineffectiveness. US Airways holds warrants in various e-commerce companies and holds stock options in Sabre Holdings Corporation which are accounted for in accordance with SFAS 133. Also upon adoption of SFAS 133, US Airways recorded an asset of $12 million for these stock options and warrants as part of the transition adjustment. The offset to this was a $7 million credit, net of income taxes, to US Airways' cumulative effect of an accounting change.

3.  Comprehensive Income

     Comprehensive income (loss) was $(258) million and $(161) million for the quarters ended March 31, 2002 and 2001, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income includes changes in the fair value of US Airways' available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

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

     Financial information for each reportable operating segment is set forth below (in millions):

Three Months Ended March 31,
	2002	2001
Operating Revenues:
US Airways	$1,463	$2,002
US Airways Express	232	231
	$1,695	$2,233
	====	====
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change:
US Airways	$(409)	$(275)
US Airways Express	(27)	8
All Other	3	9
	$(433)	$(258)
	====	====

5.  Income Taxes

     The credit for income taxes recorded for the first quarter of 2002 is impacted by the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act) which provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the first quarter of 2002 includes $53 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. The remainder of the tax credit recorded in the first quarter of 2002 is based on the estimated annual effective tax rate for 2002 of 19% exclusive of benefit related to 2001. The effective tax rate was 34% for the first quarter of 2001. The tax credit for the first quarter of 2001 results from the tax benefits associated with the pretax losses, offset by the tax effects of the US Airways' permanent tax differences during the first quarter.

6.  Unusual Item

     Please refer to Note 7 in US Airways Group's Notes to Condensed Consolidated Financial Statements on page 7 of this report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.'s (US Airways Group or the Company) and US Airways, Inc.'s (US Airways) Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 2001. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company and US Airways, but rather updates disclosures made in the aforementioned filing.

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

Financial Overview

     For the first quarter of 2002, the Company's operating revenues were $1.7 billion, operating loss was $370 million, loss before cumulative effect of accounting change was $286 million and diluted loss per common share before cumulative effect of accounting change was $4.22. For the comparative period in 2001, operating revenues were $2.2 billion, operating loss was $228 million, loss before cumulative effect of accounting change was $178 million and diluted loss per common share before cumulative effect of accounting change was $2.66. The Company's results for the first quarter of 2001 include an unusual item (see discussion of asset impairments in "Results of Operations" below).

     Lower capacity and lower passenger fares have significantly impacted first quarter 2002 results. First quarter 2001 results were also impacted by passenger fare pressures. The lower passenger fares resulted from declines in business traffic (which has higher yields than leisure traffic) which began early in 2001 and was exacerbated by the events of September 11th. The airline industry has engaged in heavy price discounting since September 11th to entice customers to fly and competition from low-fare carriers has intensified. While the Company has taken aggressive actions to reduce its costs since September 11th, including significant reductions in workforce and capacity (as measured by available seat miles), many of the Company's costs are fixed over the intermediate to longer term, so that the Company is not able to reduce its costs as quickly as it is able to reduce its capacity. In addition to lower passenger fares, first quarter 2001 results were adversely impacted by relatively high jet fuel prices.

Company Update

     The Company's management is currently working with key stakeholders to develop a restructuring plan that will focus on three key elements:

-     A lower cost structure in which the participation of all key stakeholders including employees, suppliers and financial providers will be essential.
-     A plan for deploying a significant increase in regional jets in the US Airways Express system.
-     A means to access the significant amount of incremental revenue US Airways believes it would bring to a larger domestic and international network.

     The Company contemplates that such a restructuring plan would be supported by liquidity assistance in the form of a government-guaranteed loan under the Air Transportation Safety and System Stabilization Act (Stabilization Act) referred to below. The Company's preferred approach, which it is actively pursuing, is to reach an accord with its key stakeholders and obtain assistance under the Stabilization Act on a timely basis in light of its significant liquidity issues. However, because there is no assurance that this will occur, the Company also recognizes that in order to successfully restructure the Company, alternative restructuring scenarios in the context of a judicial reorganization also must be considered. The Company is addressing these scenarios on a contingency basis. See "Liquidity and Capital Resources" for more information.

     The Company's ability to use regional jets in its US Airways Express operation is restricted by the labor agreement between US Airways and its pilots. In April 2002, the US Airways pilot leadership agreed to increase the limit to 140 regional jets from the previous 70 regional jet limit. The need for regional jets remains pressing. Due to its relatively small-size hubs, US Airways relies heavily on feed traffic from its US Airways Express affiliates who carry passengers from low-density markets to US Airways' hubs. The Company continues to lose market share in markets where its turboprop affiliates compete with other major airline affiliates which operate regional jets.

     During the first quarter of 2002, the Company continued to rationalize US Airways' fleet types. In late March 2002, the Company retired its last F-100 and MD-80 aircraft. These retirements represent the third and fourth fleet retirements over the past year of older, less efficient aircraft types. Additionally, the Company took delivery of four new A321 aircraft.

Results of Operations

     The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1A of this report) and in "Selected US Airways Operating and Financial Statistics" below. Except where noted, operating statistics referred to below are for scheduled service only.

Three Months Ended March 31, 2002
Compared with the
Three Months Ended March 31, 2001

Operating Revenues-Passenger transportation revenues decreased $528 million or 26.9%. Passenger transportation revenues for US Airways decreased $503 million due to a 16.0% decrease in RPMs and a 14.1% decrease in yield. Passenger transportation revenues related to the wholly-owned regional airlines decreased $25 million reflecting a decrease in yield of 18.7% partially offset by a 1.1% increase in RPMs. The unfavorable yield variances reflect a decline in business traffic as many companies have corporate travel restrictions in place as a result of generally weak economic conditions. In addition, the airline industry has continued to engage in heavy price discounting since September 11th to entice customers to fly. The decrease in RPMs is primarily due to the post-September 11th schedule reductions for US Airways. Cargo and freight revenues decreased 28.3% primarily as a result of lower mail revenues, which reflect mail carriage restrictions imposed by the Federal Aviation Administration in the aftermath of September 11th. Other operating revenues increased 3.9% principally due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates. These affiliates operated an average of 69 regional jets during the first quarter of 2002 versus 44 regional jets during the first quarter of 2001. The increased revenues resulting from sales of capacity on the regional jet affiliates are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-Excluding the aircraft impairment charge recognized in the first quarter of 2001 (see "Asset Impairments" below), the Company's operating expenses were lower by 15.0% on a capacity decrease of 18.9% at US Airways. Personnel costs decreased 5.3% due to lower headcount levels. This was partially offset by higher wage rates and increases in employee pension and benefit expenses. Effective May 1, 2001 most US Airways pilots received 17.0% wage rate increases pursuant to the "parity plus 1%" provision in their labor contract. Aviation fuel decreased 42.1% due to lower average fuel prices and schedule-driven decreases in consumption. Aircraft rent was flat as expense reductions from lease expirations were offset with lease expense associated with new leased aircraft. Other rent and landing fees decreased 10.2% due to schedule-driven reductions in landings. Aircraft maintenance decreased 29.7% reflecting the retirement of older aircraft as well as the closure of the US Airways engine shop in Pittsburgh, PA. Other selling expenses decreased 17.1% due to sales volume driven decreases in credit card fees and computer reservation fees. Depreciation and amortization decreased 18.8% due to aircraft retirements partially offset by the purchase of new Airbus aircraft. In addition, the Company ceased amortizing its goodwill effective January 1, 2002 in connection with its adoption of Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets." This favorably impacted expenses by $5 million. Commissions decreased 40.2% due to lower ticket sales and lower average commission rates. Commission rates decreased due to increases in internet bookings which are less costly to the Company and generally lower maximum payments to travel agents implemented in August 2001. Asset impairments represents a $22 million impairment charge in connection with the planned retirement of five Boeing 737-200 aircraft due to a third party's early return of certain leased Boeing 737-200 aircraft, and early retirement of certain other Boeing 737-200s. Other operating expenses decreased 11.7% due to decreases in schedule-related expenses including passenger food expenses, crew travel expenses and interrupted trip expenses. These decreases were partially offset by increased expenses related to purchases of capacity (ASMs) on regional jet affiliates, higher insurance expenses and higher security expenses.

Other Income (Expense)-Interest income decreased due to lower average investment balances and return rates quarter-over-quarter. Interest expense increased due to more equipment financing debt outstanding.

Provision (Credit) for Income Taxes-The credit for income taxes recorded for the first quarter of 2002 is impacted by the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act) which provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the first quarter of 2002 includes $74 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. The remainder of the tax credit recorded in the first quarter of 2002 is based on the estimated annual effective tax rate for 2002 of 17% exclusive of benefit related to 2001. The effective tax rate was 34% for the first quarter of 2001. The tax credit for the first quarter of 2001 results from the tax benefits associated with the pretax losses, offset by the tax effects of the Company's permanent tax differences during the first quarter.

Cumulative Effect of Accounting Change, Net of Applicable Income Taxes-Effective January 1, 2002, PSA Airlines, Inc. (PSA), a wholly-owned subsidiary of the Company, changed its method of accounting for engine maintenance from accruing on the basis of hours flown to expensing as incurred. In connection with the change, PSA recognized a $17 million credit representing the cumulative effect of the accounting change. The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' equity (deficit).

Selected US Airways Operating and Financial Statistics (1)
	Three Months
	Ended March 31,				Increase
	2002	2001			(Decrease)
Revenue passengers (thousands)*	11,825		14,193			(16.7)%
Total RPMs (millions) (2)	9,582		11,413			(16.0)%
RPMs (millions)*	9,581		11,403			(16.0)%
Total ASMs (millions) (3)	13,980		17,245			(18.9)%
ASMs (millions)*	13,978		17,234			(18.9)%
Passenger load factor* (4)	68.5%		66.2%		2.3	pts.
Break-even load factor (5)	87.7%		74.5%		13.2	pts.
Yield* (6)	13.64	c	15.88	c		(14.1)%
Passenger revenue per ASM* (7)	9.35	c	10.50	c		(11.0)%
Revenue per ASM (8)	10.46	c	11.61	c		(9.9)%
Cost per ASM (9)	12.91	c	12.78	c		1.0%
Average passenger journey (miles)*	810		803			0.9%
Average stage length (miles)*	651		656			(0.8)%
Cost of aviation fuel per gallon (10)	68.31	c	93.90	c		(27.3)%
Cost of aviation fuel per gallon, excluding fuel taxes (11)	62.67	c	87.43	c		(28.3)%
Gallons of aviation fuel consumed (millions)	245		313			(21.7)%
Scheduled mileage completion factor*	99.4%		97.6%		1.8	pts.
Operating aircraft at period-end	310		413			(24.9)%
Full-time equivalent employees at period-end	33,859		44,077			(23.2)%

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

     Capacity (as measured by ASMs) decreased 18.9% while RPMs decreased 16.0% resulting in a 68.5% passenger load factor, a 2.3 percentage point increase. Both RPMs and ASMs were significantly affected by the schedule reductions put in place after September 11th. Yield declined 14.1% reflecting the significant decline in close-in business bookings, aggressive fare discounting in the airline industry and intensified competition from low-fare carriers. Full-time equivalent employees at period-end declined 23.2% reflecting the headcount reduction measures put in place after September 11th.

Liquidity and Capital Resources

     As of March 31, 2002, the Company's Cash and cash equivalents and Short-term investments totaled $561 million. The Company's ratio of current assets to current liabilities (current ratio) was 0.5 (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1A of this report). As of December 31, 2001, the Company's Cash and cash equivalents and Short-term investments totaled $1.08 billion and the current ratio was 0.6.

     The Company's Cash and cash equivalents and Short-term investments include funds which, in the ordinary course of business, it withholds from employees and it collects from passengers. These funds are required to be paid to applicable governmental authorities, and include withholding for payroll taxes, transportation excise taxes, passenger facility charges and transportation security charges. The Company's Cash and cash equivalents and Short-term investments are used to fund the Company's operations, including payments to such applicable governmental authorities and payments of accrued obligations to vendors, suppliers, employees and other creditors.

     For the first three months of 2002, the Company's operating activities used net cash of $438 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1A of this report) compared to operating activities which provided net cash of $17 million for the first three months of 2001. Operating cash flows during the first quarter of 2002 were adversely affected by the same factors that adversely affected financial results during that period (see discussion in "Results of Operations" above). Additionally, first quarter 2002 cash flow from operating activities includes payments of $188 million of ticket taxes for which remittance was deferred until January 2002 under the Stabilization Act.

     For the first three months of 2002, investing activities included cash outflows of $101 million related to capital expenditures. Capital expenditures included $90 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus DC-9, B737-200 and MD-80 aircraft. Proceeds from disposition of property includes, among other things, proceeds related to the surplus aircraft and related parts delivered in the first quarter of 2002. The net cash provided by investing activities for the quarter ended March 31, 2002 was $93 million. For the first three months of 2001, investing activities included cash outflows of $566 million related to capital expenditures. Capital expenditures included $505 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. The net cash used for investing activities for the quarter ended March 31, 2001 was $450 million.

     Net cash used by financing activities during the first three months of 2002 was $18 million. US Airways received proceeds of $38 million from the mortgage financing of one A321 aircraft. These proceeds were offset by the scheduled principal repayments of long-term debt in the amount of $56 million. Net cash provided by financing activities during the first three months of 2001 was $334 million. US Airways received proceeds of $412 million from the mortgage financing of six A320-family aircraft and three A330 aircraft. US Airways also received $129 million from sale-leaseback transactions on three A320-family aircraft. These proceeds were partially offset by the scheduled principal repayments of long-term debt in the amount of $209 million, including the February 1, 2001 repayment of US Airways' $175 million 9 5/8% Senior Notes.

     The Company continues to be highly leveraged. It has a higher amount of debt compared to equity capital than most of its principal competitors. Substantially all of its aircraft and engines are subject to liens securing indebtedness. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company has not generated positive operating cash flows since September 11, 2001. There can be no assurances that the Company can achieve or sustain positive cash flow from operations. In addition, the Company expects there to be pressure on its cash position later in the year, without taking into account the restructuring plan mentioned in "Company Update" above.

     In addition to being highly leveraged, the Company continues to have a cost structure which is higher than its competitors and continues to suffer the effects of the September 11, 2001 terrorist attacks to a greater extent than its competitors. These factors have had a material adverse impact on the Company's financial condition (including its liquidity position), results of operations and prospects. In response, the Company is developing the restructuring plan which is described under "Company Update" above. As described below, the Company intends to seek assistance under the Stabilization Act to provide liquidity while implementing the restructuring plan. There can be no assurance that the Company will reach an accord with its key stakeholders and obtain assistance under the Stabilization Act.

     The Stabilization Act provides for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. Through March 31, 2002, the Company had received approximately $264 million (US Airways received $255 million and the Company's Express subsidiaries received $9 million) from the U.S. Government under the Stabilization Act. The Company expects to receive an additional $56 million in 2002 under this provision of the Stabilization Act. Proposed final distribution rules were released in April 2002 and the Company will apply for the final amount due, which will be paid out in two installments based on the proposed final rules. Adjustments to the amount of compensation received may be recognized in 2002 as the rules governing the distribution are finalized. The payments will partially compensate the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001. However, legislation has been introduced in Congress to modify the Stabilization Act. If enacted, remaining payments to the Company under this provision of the Stabilization Act may be reduced or eliminated. The Company cannot predict the outcome of this pending legislation.

     The Stabilization Act also includes an Air Carrier Loan Guarantee Program. This program is designed to assist viable airlines that suffered financially as a result of September 11th who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The Company currently believes that access to credit is not reasonably available and it intends to apply for the loan guarantee. The program's current application deadline is June 28, 2002. In addition, legislation has been introduced in Congress to modify the Stabilization Act, including accelerating the deadline for filing an application. In the event this modification becomes law, the Company's ability to receive assistance under the Stabilization Act may be reduced. Additionally, there can be no assurance that this source of financing will be available to the Company.

     As indicated under "Company Update" above, the Company's effort to develop a restructuring plan contemplates a number of different possible scenarios. The Company's preferred approach, which it is actively pursuing, is to reach an accord with its key stakeholders and obtain assistance under the Stabilization Act on a timely basis in light of its significant liquidity issues. However, because there is no assurance that this will occur, the Company also recognizes that in order to successfully restructure the Company, alternative restructuring scenarios in the context of a judicial reorganization also must be considered. The Company is addressing these scenarios on a contingency basis.

Updated Outlook

     US Airways expects an 11% reduction in available seat miles for the year 2002 versus 2001. For the second quarter of 2002, US Airways expects its capacity to be 20% lower on a year-over-year basis, load factor to be up about 1 percentage point and passenger revenue per available seat mile to be down 10% to 12%, reflecting continued fare pressures and weak business travel. Unit costs for the second quarter 2002, including fuel, are anticipated to increase 2% to 4% over last year's second quarter. For the second quarter 2002, the Company has currently hedged 45% of its fuel consumption needs, which translates into a projected price per gallon for the hedged fuel of 64 cents, including taxes. Additionally, the Company has currently locked in prices for approximately 27% and 4% of its projected consumption needs for the third quarter and fourth quarter of 2002, respectively, which translates to a projected price of 69 cents per gallon for the third quarter of 2002 and 79 cents per gallon for the fourth quarter of 2002, including taxes, for the hedged fuel. Unit costs, excluding fuel, are expected to increase 6% to 8% over the second quarter of 2001. The Company estimates its financial statement tax credit for the rest of 2002 to be between 15% to 20%. Additionally, the Company received a tax refund of $169 million in April 2002 primarily as a result of the recently enacted Job Creation and Worker Assistance Act of 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of US Airways Group, Inc. and US Airways, Inc. to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001.

Part II.  Other Information

Item 1.  Legal Proceedings

     US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a putative class action lawsuit on behalf of all U.S.-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999, 2001 and 2002. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief. The case is at an early procedural stage. US Airways believes the claims are without merit and intends to pursue a vigorous defense.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits
Designation	Description

10	1996 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of March 19, 2002.

18	Letter from KPMG LLP re change in accounting principle

B.  Reports on Form 8-K
Date of Report	Subject of Report

May 3, 2002	News release disclosing April 2002 performance for US Airways, Inc., including certain forward-looking information.

April 18, 2002

News release regarding US Airways' final agreement with the Air Line Pilots Association, International to increase the number of regional jets the company can operate within its US Airways Express network from 70 to 140.

April 18, 2002

News release disclosing the results of operations for both US Airways Group, Inc. and US Airways, Inc. for the three months ended March 31, 2002, and selected operating and financial statistics for US Airways for the same period.

April 4, 2002	News release disclosing March 2002 performance for US Airways, Inc., including certain forward-looking information.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: May 10, 2002	By: /s/ Anita P. Beier
Anita P. Beier
Vice President and Controller
(Chief Accounting Officer)

US Airways, Inc. (Registrant)

Date: May 10, 2002	By: /s/ Anita P. Beier
Anita P. Beier
Vice President and Controller
(Chief Accounting Officer)