Form 10-Q
period 2002-06-30
US AIRWAYS GROUP INC
filed 2002-08-16
CIK 701345

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

               FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark one)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
                               -------------

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    --------------------

                         [GRAPHIC OBJECT OMITTED]



                           US Airways Group, Inc.
          (DEBTOR AND DEBTOR-IN-POSSESSION as of August 11, 2002)
           (Exact name of registrant as specified in its charter)
                      State of Incorporation: Delaware

               2345 Crystal Drive, Arlington, Virginia 22227
                  (Address of principal executive offices)
                               (703) 872-7000
            (Registrant's telephone number, including area code)

                      (Commission file number: 1-8444)
              (I.R.S. Employer Identification No: 54-1194634)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X                     No
                           ---                       -----


     As of July 31, 2002 there were outstanding approximately 68,125,107 shares of common stock of US Airways Group, Inc.

                           US Airways Group, Inc.
           Debtor and Debtor-In-Possession as of August 11, 2002
                                 Form 10-Q
                    Quarterly Period Ended June 30, 2002


                             Table of Contents


Part I.  Financial Information                                                                       Page
                                                                                                     ----
Item 1.  Financial Statements-US Airways Group, Inc.

         On August 11, 2002, US Airways Group, Inc. (the Company), and seven of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States
Bankruptcy Court for the Eastern District of Virginia (Case Nos.
02-83984-SSM through 02-83991-SSM). The reorganization cases are being jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." Please see Note 1 to the Condensed
Consolidated Financial Statements.

         Condensed Consolidated Statements of Operations
           - Three Months and Six Months Ended June 30, 2002 and 2001                                 1
         Condensed Consolidated Balance Sheets
           - June 30, 2002 and December 31, 2001                                                      2
         Condensed Consolidated Statements of Cash Flows
           - Six Months Ended June 30, 2002 and 2001                                                  3
         Notes to Condensed Consolidated Financial Statements                                         4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                       15
              Results of Operations                                                                  24
              Liquidity and Capital Resources                                                        30

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  33


Part II. Other Information

Item 1.  Legal Proceedings                                                                           33

Item 3.  Defaults Upon Senior Securities                                                             34

Item 4.  Submission of Matters to a Vote of Security Holders                                         34

Item 6.  Exhibits and Reports on Form 8-K                                                            35

Signature                                                                                            37

                           US Airways Group, Inc.
          (Debtor and Debtor-In-Possession as of August 11, 2002)
              Condensed Consolidated Statements of Operations
    Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited)
                  (in millions, except per share amounts)

                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
                                                               --------------------------------  -----------------------------
                                                                      2002            2001            2002          2001
                                                                      ----            ----            ----          ----
Operating Revenues
    Passenger transportation                                       $  1,599        $  2,183        $  3,034        $  4,147
    Cargo and freight                                                    37              44              70              90
    Other                                                               267             266             508             497
                                                                   --------        --------        --------        --------
        Total Operating Revenues                                      1,903           2,493           3,612           4,734

Operating Expenses
    Personnel costs                                                     878             959           1,762           1,892
    Aviation fuel                                                       189             311             369             622
    Aircraft rent                                                       135             145             269             283
    Other rent and landing fees                                         107             119             213             238
    Aircraft maintenance                                                105             143             202             281
    Other selling expenses                                               83             106             175             217
    Depreciation and amortization                                        75             101             153             197
    Commissions                                                          26              80              78             167
    Asset impairments                                                    --              --              --              22
    Other                                                               480             509             936           1,023
                                                                   --------        --------        --------        --------
        Total Operating Expenses                                      2,078           2,473           4,157           4,942
                                                                   --------        --------        --------        --------
        Operating Income (Loss)                                        (175)             20            (545)           (208)

Other Income (Expense)
    Interest income                                                       6              18              13              36
    Interest expense                                                    (84)            (76)           (166)           (145)
    Interest capitalized                                                  2               4               5              11
    Other, net                                                           (8)              4              (1)              7
                                                                   --------        --------        --------        --------
        Other Income (Expense), Net                                     (84)            (50)           (149)            (91)
                                                                   --------        --------        --------        --------

Income (Loss) Before Income Taxes and
  Cumulative Effect of Accounting Change                               (259)            (30)           (694)           (299)
    Provision (Credit) for Income Taxes                                 (11)             (6)           (160)            (97)
                                                                   --------        --------        --------        --------
Income (Loss) Before Cumulative Effect
  of Accounting Change                                                 (248)            (24)           (534)           (202)
Cumulative Effect of Accounting Change, Net of
  Applicable Income Taxes                                                --              --              17               7
                                                                   --------        --------        --------        --------
Net Income (Loss)                                                  $   (248)       $    (24)       $   (517)       $   (195)
                                                                   ========        ========        ========        ========

Earnings (Loss) per Common Share
    Basic
       Before Cumulative Effect of Accounting Change               $  (3.64)       $  (0.36)       $  (7.86)       $  (3.01)
       Cumulative Effect of Accounting Change                      $     --        $     --        $   0.26        $   0.11
                                                                   --------        --------        --------        --------
       Net Earnings (Loss) per Common Share                        $  (3.64)       $  (0.36)       $  (7.60)       $  (2.90)
                                                                   ========        ========        ========        ========
    Diluted
       Before Cumulative Effect of Accounting Change               $  (3.64)       $  (0.36)       $  (7.86)       $  (3.01)
       Cumulative Effect of Accounting Change                      $     --        $     --        $   0.26        $   0.11
                                                                   --------        --------        --------        --------
       Net Earnings (Loss) per Common Share                        $  (3.64)       $  (0.36)       $  (7.60)       $  (2.90)
                                                                   ========        ========        ========        ========

Shares Used for Computation (000)
    Basic                                                            68,135          67,082          67,975          67,058
    Diluted                                                          68,135          67,082          67,975          67,058

See accompanying Notes to Condensed Consolidated Financial Statements.



                           US Airways Group, Inc.
          (Debtor and Debtor-In-Possession as of August 11, 2002)
                   Condensed Consolidated Balance Sheets
              June 30, 2002 (unaudited) and December 31, 2001
                               (in millions)

                                                                                        June 30,             December 31,
     ASSETS                                                                               2002                  2001
                                                                                     ------------            -----------
Current Assets
    Cash and cash equivalents                                                         $   532                 $   593
    Short-term investments                                                                 70                     485
    Receivables, net                                                                      347                     281
    Materials and supplies, net                                                           202                     209
    Prepaid expenses and other                                                            305                     207
                                                                                      -------                 -------
        Total Current Assets                                                            1,456                   1,775
Property and Equipment
    Flight equipment                                                                    6,308                   7,472
    Ground property and equipment                                                       1,183                   1,211
    Less accumulated depreciation and amortization                                     (2,862)                 (4,075)
                                                                                      -------                 -------
                                                                                        4,629                   4,608
    Purchase deposits for flight equipment                                                 58                      85
                                                                                      -------                 -------
        Total Property and Equipment                                                    4,687                   4,693
Other Assets
    Goodwill                                                                              531                     531
    Pension Assets                                                                        407                     411
    Other intangibles, net                                                                316                     343
    Other assets, net                                                                     308                     272
                                                                                      -------                 -------
        Total Other Assets                                                              1,562                   1,557
                                                                                      -------                 -------
                                                                                      $ 7,705                 $ 8,025
                                                                                      =======                 =======

     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
    Current maturities of long-term debt                                              $   358                 $   159
    Accounts payable                                                                      458                     625
    Traffic balances payable and unused tickets                                           983                     817
    Accrued aircraft rent                                                                 217                     257
    Accrued salaries, wages and vacation                                                  331                     372
    Other accrued expenses                                                                630                     796
                                                                                      -------                 -------
        Total Current Liabilities                                                       2,977                   3,026
Noncurrent Liabilities
    Long-term debt, net of current maturities                                           3,474                   3,515
    Accrued aircraft rent                                                                 265                     293
    Deferred gains, net                                                                   565                     589
    Postretirement benefits other than pensions                                         1,518                   1,474
    Employee benefit liabilities and other                                              2,009                   1,743
                                                                                      -------                 -------
        Total Noncurrent Liabilities                                                    7,831                   7,614
Commitments and Contingencies
Stockholders' Equity (Deficit)
    Common stock                                                                          101                     101
    Paid-in capital                                                                     2,149                   2,185
    Retained earnings (deficit)                                                        (3,454)                 (2,937)
    Common stock held in treasury, at cost                                             (1,712)                 (1,749)
    Deferred compensation                                                                 (60)                    (62)
    Accumulated other comprehensive income (loss),
      net of income tax effect                                                           (127)                   (153)
                                                                                      -------                 -------
        Total Stockholders' Equity (Deficit)                                           (3,103)                 (2,615)
                                                                                      -------                 -------
                                                                                      $ 7,705                 $ 8,025
                                                                                      =======                 =======

See accompanying Notes to Condensed Consolidated Financial Statements.


                           US Airways Group, Inc.
          (Debtor and Debtor-In-Possession as of August 11, 2002)
              Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2002 and 2001 (unaudited)
                               (in millions)

                                                                                         2002                2001
                                                                                         ----                ----

Net cash provided by (used for) operating activities                                    $(305)             $ 226

Cash flows from investing activities
   Capital expenditures                                                                  (123)              (958)
   Proceeds from dispositions of property                                                  81                  6
   Decrease (increase) in short-term investments                                          409                 38
   Decrease (increase) in restricted cash and investments                                (207)                (1)
   Other                                                                                    2                  3
                                                                                        -----              -----
             Net cash provided by (used for) investing activities                         162               (912)

Cash flows from financing activities
   Proceeds from the sale-leaseback of aircraft                                            --                344
   Proceeds from issuance of long-term debt                                               149                538
   Principal payments on long-term debt and capital lease obligations                     (67)              (225)
   Sales of treasury stock                                                                 --                  3
                                                                                        -----              -----
             Net cash provided by (used for) financing activities                          82                660
                                                                                        -----              -----

Net increase (decrease) in cash and cash equivalents                                      (61)               (26)
                                                                                        -----              -----
Cash and cash equivalents at beginning of period                                          593                543
                                                                                        -----              -----
Cash and cash equivalents at end of period                                              $ 532              $ 517
                                                                                        =====              =====

Noncash investing and financing activities
    Flight equipment acquired through issuance of debt                                  $  77              $  --
    Capital lease obligation incurred                                                   $  --              $  28

Supplemental Information
   Interest paid during the period, net of amount capitalized                           $ 154              $ 129
   Income taxes paid (received) during the period                                       $(171)             $ (50)

See accompanying Notes to Condensed Consolidated Financial Statements.



                           US Airways Group, Inc.
           Debtor and Debtor-In-Possession as of August 11, 2002
            Notes to Condensed Consolidated Financial Statements
                                (Unaudited)



1.    Subsequent Events

      Chapter 11 Reorganization

      In light of recent severe financial losses and as previously announced, US Airways Group, Inc.'s (US Airways Group or the Company) management has undertaken a comprehensive restructuring effort to achieve cost competitiveness by attempting to obtain economic concessions from key stakeholders, such as employees, aircraft lessors, aircraft and engine manufacturers and other vendors in order to allow the Company to reduce costs, create financial flexibility and restore its long-term viability and profitability. Despite extensive negotiations over the last four and a half months and substantial progress in obtaining concessions, the Company was unable to achieve sufficient cost savings from a sufficient number of its key stakeholders to enable it to restructure on a consensual basis. Accordingly, faced with declining seasonal revenues and cash flow, the Company determined it was necessary to file for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) as a means of completing the restructuring process and to put the Company in a position to return to profitability.

      On August 11, 2002 (Petition Date), the Company and seven of its domestic subsidiaries (collectively, the Debtors), which account for substantially all of the operations of the Company and its subsidiaries, including its principal operating subsidiary US Airways, Inc. (US Airways), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (Bankruptcy Court or Court) (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases are being jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." The Debtors will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

      At hearings held on August 12, 2002, the Bankruptcy Court granted the Debtors' first day motions for various relief designed to stabilize their operations and business relationships with customers, vendors, employees and others and entered orders granting authority to the Debtors to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the Debtors' Dividend Miles program and its ticketing programs; and (d) honor obligations arising prior to the Petition Date related to the Company's interline, clearinghouse, code sharing and other similar agreements. The Bankruptcy Court also gave interim approval for $75 million of a proposed $500 million senior secured debtor-in-possession financing facility (DIP Facility) as described below.

      Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. Shortly after the filing, the Debtors began notifying all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims against the Debtors. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Debtors' filing for reorganization automatically enjoined the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

      Notwithstanding the above general discussion of the automatic stay, however, the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment (as defined in section 1110 of the Bankruptcy Code) that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, within 60 days after the Petition Date, agree to perform all of the obligations of the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than the filing of the Chapter 11 cases and certain other financial condition defaults) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court. The provisions of section 1110 may materially impact the Debtors' options with respect to its fleet optimization strategy.

      The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause. If the Debtors' exclusivity period lapses, any party in interest may file a plan of reorganization for the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class-i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock. Generally, with respect to common stock interests, a plan may be crammed down if the proponent of the plan demonstrates that (i) the common stock holders are receiving the value of their common stock interests or no class junior to the common stock is receiving or retaining property under the plan and (ii) no class of claims or interests senior to the common stock is being paid more than in full.

      Under section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including real property, aircraft and engine leases, subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of damage claims created by the Debtors' rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

      The Bankruptcy Court will establish a deadline for the filing of proofs of claim under the Bankruptcy Code, requiring the Debtors' creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by the Debtors' creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

      Although the Debtors expect to file a reorganization plan that provides for emergence from Chapter 11 in early 2003, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Court, or that any such plan will be consummated.

      The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

      As of the Petition Date, the Company had in excess of $500 million in unrestricted cash, cash equivalents and short-term investments and a DIP Facility of up to $500 million, as described below, to provide sufficient liquidity during the restructuring process. The ability of the Company, both during and after the Chapter 11 cases, to continue as a going-concern is dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going-concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the unaudited condensed consolidated financial statements.

      The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract, retain and compensate key executives and associates and to retain employees generally; limiting the Company's ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

      As a result of the filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

      Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company's common stock (Common Stock) receiving no distribution on account of their interests and cancellation of their existing stock. As discussed above, if the requirements of section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the Company's equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. In addition, the New York Stock Exchange issued a statement on August 14, 2002 that the Company's Common Stock would be suspended immediately. As a result, trading in the Company's Common Stock has been suspended and application to the United States Securities and Exchange Commission (SEC) to delist the issue is pending.

      The value of the Common Stock is highly speculative. The Company urges that appropriate caution be exercised with respect to existing and future investments in any liabilities and/or securities of the Company or other Debtors.

      Debtor-In-Possession Financing

      The Company has obtained a $500 million secured DIP Facility led by joint arrangers Credit Suisse First Boston, Cayman Islands Branch (CSFB), and Banc of America Securities, LLC. The DIP Facility consists of a $250 million term loan facility and a $250 million revolving credit facility and is guaranteed by each of the Debtors. The DIP Facility remains subject to final Bankruptcy Court approval, at a hearing scheduled for September 26, 2002. The DIP Facility is secured by first priority liens on all unencumbered present and future assets of the Debtors and by best priority available junior liens on all other assets of the Debtors, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of section 1110 of the Bankruptcy Code to the extent such financing agreements prohibit such junior liens. $75 million of the $500 million DIP Facility is available to the Company under the current interim Bankruptcy Court order. The Company has the option of borrowing under the DIP Facility at an interest rate of the CSFB prime rate plus 2.5% or LIBOR plus 3.5%.

      The maturity date of the DIP Facility is the earlier of the effective date of a plan of reorganization of the Debtors and September 30, 2003.

      The DIP Facility may be accelerated upon the occurrence of an event of default under the DIP Facility and will contain customary mandatory prepayment events upon the occurrence of certain asset sales and the issuance of certain debt or equity securities. In addition, TPG Partners III, L.P.'s (TPG) $100 million participation described below under "TPG Investment" is subject to mandatory prepayment upon the occurrence of certain events, including (i) the failure of the Court to approve a bidding procedures order substantially in the form agreed to between the Company and TPG within 60 days of the Petition Date, (ii) TPG's termination of the Memorandum of Understanding relating to its $200 million equity investment as a result of the findings of its due diligence prior to the earlier of September 25, 2002 and 3 days prior to the bidding procedures hearing, which hearing is currently scheduled for September 26, 2002, or (iii) failure of TPG to be selected as the winning bidder pursuant to the Court-approved bidding procedures. If TPG exercises its right to be prepaid in accordance with the preceding sentence, the lenders under the DIP Facility other than TPG, by majority vote, may also elect to be prepaid. The other lenders do not have this prepayment right if TPG is entitled to be prepaid because it is not the winning bidder if the winning bidder purchases TPG's participation in the DIP Facility and is reasonably acceptable to the administrative agent.

      The definitive documentation relating to the DIP Facility will contain covenants that will require the Company to satisfy ongoing financial requirements. The DIP Facility documents also will contain covenants that limit, among other things, the Debtors' ability to borrow additional money, pay dividends and make additional corporate investments.

      Under the DIP Facility, borrowing availability will be determined by a formula based on a percentage of eligible assets. The eligible assets consist of certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property (including interests in certain airport facilities), takeoff and landing slots, ground equipment and accounts receivable. The underlying values of such assets may fluctuate periodically due to prevailing market conditions, and fluctuations in value may have an impact on the availability under the DIP Facility. Availability may be further limited by additional reserves imposed by the administrative agent and the collateral agent as they deem necessary in their reasonable credit judgment.

      Upon completion of the definitive documentation relating to the DIP Facility, entry of a final order of the Bankruptcy Court approving the DIP Facility, completion of documentation relating to TPG's equity investment in US Airways Group as outlined in the Memorandum of Understanding and discussed below under "TPG Investment", entry of a bidding procedures order by the Bankruptcy Court with respect to the proposed TPG equity investment, achievement of certain milestones involving certain of the Company's collective bargaining units, and satisfaction of certain other conditions, availability under the DIP Facility will be increased from $75 million to up to $250 million in the aggregate. Thereafter, availability under the DIP Facility will be increased by up to an additional $50 million upon the Company obtaining certain concessions from its remaining unions. The remaining $200 million of availability under the DIP Facility will be available to the Company after (i) the above described conditions have been satisfied; (ii) expiration of certain regulatory objection/review periods without material unresolved objections by regulatory agencies with respect to the Company's recently announced alliance with United Air Lines, Inc.;
(iii) receipt of written reaffirmation from the Air Transportation Stabilization Board (Stabilization Board) of its conditional approval for a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act (Stabilization Act) from the Stabilization Board subject to confirmation by the Bankruptcy Court of a plan of reorganization reasonably acceptable to the Stabilization Board; and (iv) demonstration by the Company to the reasonable satisfaction of the administrative agent that the Company is likely to satisfy all of the conditions to the issuance of the ATSB Guarantee.

      As of August 14, 2002, the outstanding principal balance under the DIP Facility was $75 million.

      TPG Investment

      In connection with the Company's restructuring, TPG has committed to participate as a lender for $100 million of the $500 million DIP Facility and to invest $200 million in cash in the Company in exchange for common stock and warrants to purchase common stock which would result in TPG owning approximately 38% of the Company upon its emergence from Chapter 11 pursuant to a confirmed plan of reorganization. These commitments are contained in a Memorandum of Understanding which was executed by the Company and TPG on August 10, 2002 and is to be followed by definitive documentation. It is contemplated that the terms of the TPG investment will be subject to higher or better offers in accordance with bidding procedures to be approved by the Bankruptcy Court.

      Subject to the terms and conditions of the DIP financing documents, TPG's participation in the DIP financing will be $100 million allocated pro rata between the term loan facility and the revolving credit facility.

      Upon the occurrence of certain events relating to TPG's proposed equity investment, TPG's commitment under the DIP Facility may be terminated and the Company may be required to repay amounts owed to TPG under the DIP Facility. If TPG exercises such election the remaining lenders under the DIP Facility other than TPG would have the right, under certain circumstances, to elect (with the consent of the majority of the non-TPG lenders) to terminate their remaining commitments under the DIP Facility and require the Company to prepay all obligations then outstanding under the DIP Facility.

      Notice and Hearing Procedures for Trading in Claims and Equity Securities

      On August 12, 2002, the Bankruptcy Court entered an interim order (NOL Order) which will assist the Debtors in monitoring and preserving their net operating losses (NOLs) by imposing certain notice and hearing procedures on trading in (i) claims against the Debtors (Claims) or (ii) equity securities in the Company. In general, the NOL Order applies to any person or entity that, directly or indirectly, beneficially owns, or is about to enter into a transaction pursuant to which it will directly or indirectly beneficially own, (i) an aggregate principal amount of Claims against the Debtors equal to or exceeding $50 million (including a lease or leases under which one or more of the Debtors are lessees and pursuant to which payments of $50 million or more, in the aggregate, are or will become due) or (ii) 3 million or more shares of Common Stock. Such persons or entities must provide thirty (30) days advance notice to the Court, the Debtors, and Debtors' counsel prior to purchasing or selling any Claims or Common Stock. The Debtors will have thirty (30) days after receipt of notice to object to any proposed transfer of Claims or Common Stock described in such notice. If the Debtors file an objection, such transaction will not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. If the Debtors do not object within such thirty (30) day period, such transaction may proceed solely as set forth in the notice. Moreover, the NOL Order requires that any person or entity who, directly or indirectly, beneficially owns $50 million or more in Claims or 3 million or more shares of Common Stock file and serve a notice setting forth the size of their holdings on or before (i) forty (40) days after the effective date of the notice of entry of the NOL Order or
(ii) ten (10) days after becoming such a beneficial owner. Pursuant to the NOL Order, any purchase, sale or other transfer of Claims or equity securities in the Company in violation of these procedures is null and void ab initio as an act in violation of the automatic stay under section 362 of the Bankruptcy Code. A final hearing on the NOL Order is scheduled for September 5, 2002.

      ATSB Loan

      As part of its restructuring efforts, US Airways sought and received conditional approval for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a proposed $1 billion loan financing. US Airways applied for this loan and related guarantee in order to provide additional liquidity necessary to carry out its restructuring plan. The Stabilization Board's conditions to issuance of the ATSB Guarantee included, among other things, the execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders, as well as an agreement to issue a sufficient number of stock warrants at a strike price acceptable to the Stabilization Board.

      The regulations promulgated pursuant to the Stabilization Act provide that an eligible borrower must be an air carrier that can demonstrate, to the satisfaction of the Stabilization Board, that it is not under bankruptcy protection or receivership when the Stabilization Board issues the guarantee, unless the guarantee and the underlying financial obligation are to be part of a bankruptcy court-certified reorganization plan. Subsequent to the Company's and US Airways' Chapter 11 filings, the Stabilization Board issued a statement that its conditional approval of US Airways' application for the loan guarantee remains in effect.


2.    Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group and its wholly-owned subsidiaries. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's and US Airways' (the Company's principal operating subsidiary) Annual Report to the SEC on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with 2002 classifications.

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

      On August 11, 2002, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (see Note 1). American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

      Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the condensed consolidated statements of operations beginning in the quarter ending September 30, 2002. The condensed consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows.

      The Company adopted SOP 90-7 effective on the Petition Date and will segregate those items as outlined above for all reporting periods subsequent to the Petition Date.


3.  Earnings (Loss) per Common Share

      Basic Earnings (Loss) per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                                 -----------------------      ----------------------
                                                                    2002          2001           2002        2001
                                                                    ----          ----           ----        ----
Earnings (loss) applicable to common stockholders before
    cumulative effect of accounting change                        $  (248)       $   (24)      $  (534)       $  (202)
                                                                  =======        =======       =======        =======

Common shares:
Weighted average common shares outstanding (basic)                   68.1           67.1          68.0           67.1
Incremental shares related to outstanding stock options                --             --            --             --
                                                                  -------        -------       -------        -------

Weighted average common shares outstanding (diluted)                 68.1           67.1          68.0           67.1
                                                                  =======        =======       =======        =======

EPS before accounting change - Basic                              $ (3.64)       $ (0.36)      $ (7.86)       $ (3.01)
EPS before accounting change - Diluted                            $ (3.64)       $ (0.36)      $ (7.86)       $ (3.01)

Note: EPS amounts may not recalculate due to rounding.

      For the three months ended June 30, 2002 and 2001, 0.1 million and
1.1 million incremental shares from the assumed exercise of stock options, respectively, are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 17.3 million and 8.3 million stock options for the three months ended June 30, 2002 and 2001, respectively, are not included in the computation of diluted EPS because the option exercise price was greater than the average market price of common stock for the period.

      For the six months ended June 30, 2002 and 2001, 0.1 million and 1.4 million incremental shares from the assumed exercise of stock options, respectively, are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 15.1 million and 8.2 million stock options for the six months ended June 30, 2002 and 2001, respectively, are not included in the computation of diluted EPS because the option exercise price was greater than the average market price of common stock for the period.

4.    Accounting Changes

      Effective January 1, 2002, PSA Airlines, Inc. (PSA), a wholly-owned subsidiary of the Company, changed its method of accounting for engine maintenance from accruing on the basis of hours flown to expensing as incurred. While the former method was permitted under GAAP, the Company believes the new method is preferable as an obligation does not exist until the maintenance services have been performed. The new method is the predominant method used in the airline industry and is consistent with the method used by US Airways and the Company's other subsidiaries. In connection with the change, the Company recognized a $17 million credit representing the cumulative effect of the accounting change. The effect of adopting the new method was immaterial to the Company's net loss for the three months and six months ended June 30, 2002. The pro forma effect of the accounting change, assuming the Company had adopted the new method as of January 1, 2001, is immaterial to the Company's net loss for the three months and six months ended June 30, 2001.

      In addition, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company ceased amortization of goodwill upon adoption of SFAS 142 and will test goodwill annually for impairment. During the second quarter of 2002, the Company completed its impairment analysis for goodwill and determined that an impairment does not exist based on the Company's assessment of fair values. The Company expects that year 2002 amortization expense will be favorably impacted by $19 million as a result of ceasing amortization of this asset.

      The following table provides information relating to the Company's intangible assets subject to amortization (except where noted) as of June 30, 2002 (in millions):

                                                    Original     Accumulated
                                                      Cost       Amortization
                                                    --------     ------------

        Airport take-off and landing slots          $   184        $    59
        Airport gate leasehold rights                   165            120
        Capitalized software costs                      211            151
        Intangible pension asset (1)                     86             --
                                                    -------        -------
          Total                                     $   646        $   330
                                                    =======        =======

        (1)  Not subject to amortization.


      The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots, and over the term of the lease for airport gate leasehold rights on a straight-line basis and included in Depreciation and amortization on the Condensed Consolidated Statements of Operations. Capitalized software costs are amortized over five years on a straight-line basis and included in Depreciation and amortization. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." For the three months and six months ended June 30, 2002, the Company recorded amortization expense of $13 million and $26 million, respectively, related to these intangible assets. The Company expects to record annual amortization expense of $48 million in 2003; $25 million in 2004; $16 million in 2005; $13 million in 2006; and $10 million in 2007 related to these intangible assets.

      The Company's goodwill balance as of January 1, 2002 was $531 million, which is no longer subject to amortization. Results for the three months and six months ended June 30, 2001, as adjusted, assuming the discontinuation of amortization of goodwill, are shown below (in millions, except per share amounts):

                                                Three Months      Six Months
                                                    Ended           Ended
                                                June 30, 2001   June 30, 2001
                                                -------------   -------------

Reported net loss                                   $  (24)        $(195)
Goodwill amortization                                    5            10
                                                    ------         -----
Adjusted net loss                                   $  (19)        $(185)
                                                    ======         =====

Basic/Diluted loss per common share
  Reported net loss                                 $(0.36)        $(2.90)
  Goodwill amortization                                .08           .14
                                                    ------         -----
  Adjusted net loss                                 $(0.28)        $(2.76)
                                                    ======         =====

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders' equity (deficit). Upon adoption of SFAS 133, the Company began to account for its heating oil swap contracts, which were used to hedge against jet fuel price increases, as cash flow hedges, as defined by SFAS 133. The fair value of the heating oil swaps on January 1, 2001, which was $2 million, was recorded as an asset on the Company's balance sheet as part of the transition adjustment related to the Company's adoption of SFAS 133. The offset to this balance sheet adjustment was primarily an increase to "Accumulated other comprehensive income (loss)," a component of stockholders' equity (deficit). The Company holds warrants in various e-commerce companies and holds stock options in Sabre Holdings Corporation which are accounted for in accordance with SFAS 133. Also upon adoption of SFAS 133, the Company recorded an asset of $12 million for these stock options and warrants as part of the transition adjustment. The offset to this was a $7 million credit, net of income taxes, to the Company's cumulative effect of an accounting change.

5.    Comprehensive Income (Loss)

      Comprehensive income (loss) was $(262) million and $(25) million for the three months ended June 30, 2002 and 2001, respectively, and $(491) million and $(193) million for the six months ended June 30, 2002 and 2001, respectively. Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income (loss) includes changes in the fair value of the Company's available-for-sale equity investments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting.

6.    Operating Segments and Related Disclosures

      The Company has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of
US Airways. The US Airways Express segment includes the operations of the Company's wholly-owned regional airlines and activity resulting from marketing agreements with three non-owned US Airways Express air carriers. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company's two reportable operating segments.

      Financial information for each reportable operating segment is set forth below (in millions):

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                          -------------------------    --------------------
                                                              2002       2001        2002        2001
                                                              ----       ----        ----        ----
Operating Revenues:
    US Airways external                                    $ 1,582     $ 2,179     $ 3,029     $ 4,164
    US Airways intersegment                                     19          21          35          37
    US Airways Express external                                298         288         541         526
    US Airways Express intersegment                             18          16          34          30
    All Other                                                   23          26          42          44
    Intersegment elimination                                   (37)        (37)        (69)        (67)
                                                           -------     -------     -------     -------
                                                           $ 1,903     $ 2,493     $ 3,612    $  4,734
                                                           =======     =======     =======    ========

Income (Loss) Before Income Taxes and
  Cumulative Effect of Accounting Change:
    US Airways                                             $  (271)    $   (72)    $  (680)    $  (347)
    US Airways Express                                          13          35         (14)         34
    All Other                                                   (1)          7          --          14
                                                           -------     -------     -------     -------
                                                           $  (259)    $   (30)    $  (694)   $   (299)
                                                           =======     =======     =======     =======

7.    Income Taxes

      During 2001, the Company recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act) the Company will recognize an income tax credit not to exceed the Company's carryback potential. The
Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the first quarter of 2002 includes
$74 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. The remainder of the tax credit recorded in the first six months of 2002 is based on the estimated annual effective tax rate for 2002 of 12% exclusive of benefit related to 2001. The Company continues to record a valuation allowance against its net deferred tax asset which limits the 2002 tax credit. The effective tax rate was 32% for the first six months of 2001. The tax credit for the first six months of 2001 results from the tax benefits associated with the pretax losses, offset by the tax effects of the Company's permanent tax differences.

8.    Commitments to Purchase Flight Equipment

      As of June 30, 2002, the Company had 37 A320-family aircraft on firm order scheduled for delivery in the years 2005 through 2009, 173 purchase right aircraft which may be converted to firm order and options for 72 additional aircraft. In addition, the Company had one A330-300 aircraft on firm order, scheduled for delivery in 2007, and options for 20 additional aircraft. As of June 30, 2002, the minimum determinable payments associated with the Company's acquisition agreements for firm-order Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $4 million in 2003, $14 million in 2004, $96 million in 2005, $598 million in 2006 and $1.30 billion thereafter. The minimum determinable payments by year reflect the deferral of four A321 aircraft previously scheduled for delivery in the latter half of 2002 to 2006.

9.    Unusual Item

      During the first quarter of 2001, the Company recorded a $22 million impairment charge in Asset impairments in accordance with provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment charge was taken in connection with the planned retirement of five Boeing 737-200 aircraft due to a third party's early return of certain leased Boeing 737-200 aircraft, and early retirement of certain other Boeing 737-200s.

10.   Selective Payment Deferrals

      In connection with its comprehensive effort to restructure its costs, the Company began implementing a strategic initiative in late June 2002 involving deferrals of selected payments related to certain vendors, aircraft lessors and lenders. The payment deferrals are primarily related to aircraft that had already been grounded and selected older Boeing aircraft in service that have been targeted as part of the restructuring process, including any such aircraft financed with the proceeds of public debt. As a result of these deferrals, as of June 30, 2002, the Company had fully matured events of default resulting from the violation of payment provisions, with respect to US Airways, for debt instruments related to 18 aircraft and lease rental payments related to one aircraft, and with respect to the Company's wholly-owned regional carriers lease payments relating to nine aircraft. The aggregate principal amount of the debt secured by the 18 aircraft described in the preceding sentences was $172 million, and is reflected under the caption "Current maturities of long-term debt" on the Condensed Consolidated Balance Sheet as of June 30, 2002. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            General Information

      Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.'s (US Airways Group or the Company) and US Airways, Inc.'s (US Airways) Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 2001. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

      On August 11, 2002, (Petition Date) the Company and seven of its domestic subsidiaries (collectively, the Debtors), which account for substantially all of the operations of the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia (Bankruptcy Court or Court). The reorganization cases are being jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM."

      As a result of the filing, the Company is now periodically required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis.

      Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in the Company's consolidated financial statements filed under the securities laws. Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements.

      Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company's or other Debtors' stock or debt or for comparison with other financial information filed with the SEC.

      Most of the Debtors' filings with the Court are available to the public at the offices of the Clerk of the Bankruptcy Court or the Bankruptcy Court's website (www.vaeb.uscourts.gov) or may be obtained through private document retrieval services. The Company undertakes no obligation to make any further public announcement with respect to the documents filed with the Court or any matters referred to therein.

      Certain of the information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company's current views with respect to current events and financial performance. Such forward looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to comply with the terms of the DIP Facility; the Company's ability to obtain Court approval with respect to motions in the Chapter 11 case prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 cases on the Company's liquidity or results of operations; the ability of the Company to fund and execute its business plan; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing costs; aviation fuel costs; security-related costs; competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation and regulation; consumer perceptions of the Company's products; and other risks and uncertainties listed from time to time in the Company's reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

      Chapter 11 Reorganization

      In light of recent severe financial losses and as previously announced, the Company's management has undertaken a comprehensive restructuring effort to achieve cost competitiveness by attempting to obtain economic concessions from key stakeholders, such as employees, aircraft lessors, aircraft and engine manufacturers and other vendors in order to allow the Company to reduce costs, create financial flexibility and restore its long-term viability and profitability. Despite extensive negotiations over the last four and a half months and substantial progress in obtaining concessions, the Company was unable to achieve sufficient cost savings from a sufficient number of its key stakeholders to enable it to restructure on a consensual basis. Accordingly, faced with declining seasonal revenues and cash flow, the Company determined it was necessary to file for relief under Chapter 11 of the Bankruptcy Code as a means of completing the restructuring process and to put the Company in a position to return to profitability.

      On August 11, 2002, the Company and seven of its domestic subsidiaries (collectively, the Debtors), which account for substantially all of the operations of the Company and its subsidiaries, including its principal operating subsidiary US Airways, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases are being jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." The Debtors will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

      At hearings held on August 12, 2002, the Bankruptcy Court granted the Debtors' first day motions for various relief designed to stabilize their operations and business relationships with customers, vendors, employees and others and entered orders granting authority to the Debtors to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the Debtors' Dividend Miles program and its ticketing programs; and (d) honor obligations arising prior to the Petition Date related to the Company's interline, clearinghouse, code sharing and other similar agreements. The Bankruptcy Court also gave interim approval for $75 million of a proposed $500 million senior secured debtor-in-possession financing facility (DIP Facility) as described below.

      Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. Shortly after the filing, the Debtors began notifying all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims against the Debtors. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Debtors' filing for reorganization automatically enjoined the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

      Notwithstanding the above general discussion of the automatic stay, however, the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment (as defined in section 1110 of the Bankruptcy Code) that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, within 60 days after the Petition Date, agree to perform all of the obligations of the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than the filing of the Chapter 11 cases and certain other financial condition defaults) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court. The provisions of section 1110 may materially impact the Debtors' options with respect to its fleet optimization strategy.

      The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause. If the Debtors' exclusivity period lapses, any party in interest may file a plan of reorganization for the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class-i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock. Generally, with respect to common stock interests, a plan may be crammed down if the proponent of the plan demonstrates that (i) the common stock holders are receiving the value of their common stock interests or no class junior to the common stock is receiving or retaining property under the plan and (ii) no class of claims or interests senior to the common stock is being paid more than in full.

      Under section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including real property, aircraft and engine leases, subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of damage claims created by the Debtors' rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

      The Bankruptcy Court will establish a deadline for the filing of proofs of claim under the Bankruptcy Code, requiring the Debtors' creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by the Debtors' creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

      Although the Debtors expect to file a reorganization plan that provides for emergence from Chapter 11 in early 2003, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Court, or that any such plan will be consummated.

      The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

      As of the Petition Date, the Company had in excess of $500 million in unrestricted cash, cash equivalents and short-term investments and a DIP Facility of up to $500 million, as described below, to provide sufficient liquidity during the restructuring process. The ability of the Company, both during and after the Chapter 11 cases, to continue as a going-concern is dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going-concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the unaudited condensed consolidated financial statements.

      The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract, retain and compensate key executives and associates and to retain employees generally; limiting the Company's ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

      As a result of the filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of plan of reorganization.

      Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company's common stock receiving no distribution on account of their interests and cancellation of their existing stock. A plan of reorganization could result in holders of the Company's common stock (Common Stock) receiving no distribution on account of their interests and cancellation of their existing stock. As discussed above, if the requirements of section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the Company's equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. In addition, the New York Stock Exchange issued a statement on August 14, 2002 that the Company's Common Stock would be suspended immediately. As a result, trading in the Company's Common Stock has been suspended and application to the SEC to delist the issue is pending.

      The value of the Common Stock is highly speculative. The Company urges that appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities of the Company or other Debtors.

      Debtor-In-Possession Financing

      The Company has obtained a $500 million secured DIP Facility led by joint arrangers Credit Suisse First Boston, Cayman Islands Branch (CSFB), and Banc of America Securities, LLC. The DIP Facility consists of a $250 million term loan facility and a $250 million revolving credit facility and is guaranteed by each of the Debtors. The DIP Facility remains subject to final Bankruptcy Court approval, at a hearing scheduled for September 26, 2002. The DIP Facility is secured by first priority liens on all unencumbered present and future assets of the Debtors and by best priority available junior liens on all other assets of the Debtors, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of section 1110 of the Bankruptcy Code to the extent such financing agreements prohibit such junior liens. $75 million of the $500 million DIP Facility is available to the Company under the current interim Bankruptcy Court order. The Company has the option of borrowing under the DIP Facility at an interest rate of the CSFB prime rate plus 2.5% or LIBOR plus 3.5%.

      The maturity date of the DIP Facility is the earlier of the effective date of a plan of reorganization of the Debtors and September 30, 2003.

      The DIP Facility may be accelerated upon the occurrence of an event of default under the DIP Facility and will contain customary mandatory prepayment events upon the occurrence of certain asset sales and the issuance of certain debt or equity securities. In addition, TPG Partners III, L.P.'s (TPG) $100 million participation described below under "TPG Investment" is subject to mandatory prepayment upon the occurrence of certain events, including (i) the failure of the Court to approve a bidding procedures order substantially in the form agreed to between the Company and TPG within 60 days of the Petition Date, (ii) TPG's termination of the Memorandum of Understanding relating to its $200 million equity investment as a result of the findings of its due diligence prior to the earlier of September 25, 2002 and 3 days prior to the bidding procedures hearing, which hearing is currently scheduled for September 26, 2002, or (iii) failure of TPG to be selected as the winning bidder pursuant to the Court-approved bidding procedures. If TPG exercises its right to be prepaid in accordance with the preceding sentence, the lenders under the DIP Facility other than TPG, by majority vote, may also elect to be prepaid. The other lenders do not have this prepayment right if TPG is entitled to be prepaid because it is not the winning bidder if the winning bidder purchases TPG's participation in the DIP Facility and is reasonably acceptable to the administrative agent.

      The definitive documentation relating to the Company's DIP Facility will contain covenants that will require the Company to satisfy ongoing financial requirements. The DIP Facility documents also will contain covenants that limit, among other things, the Debtors' ability to borrow additional money, pay dividends and make additional corporate investments.

      Under the DIP Facility, borrowing availability will be determined by a formula based on a percentage of eligible assets. The eligible assets consist of certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property (including interests in certain airport facilities), takeoff and landing slots, ground equipment and accounts receivable. The underlying values of such assets may fluctuate periodically due to prevailing market conditions, and fluctuations in value may have an impact on the availability under the DIP Facility. Availability may be further limited by additional reserves imposed by the administrative agent and the collateral agent as they deem necessary in their reasonable credit judgment.

      Upon completion of the definitive documentation relating to the DIP Facility, entry of a final order of the Bankruptcy Court approving the DIP Facility, completion of documentation relating to TPG's equity investment in US Airways Group as outlined in the Memorandum of Understanding and discussed below under "TPG Investment", entry of a bidding procedures order by the Bankruptcy Court with respect to the proposed TPG equity investment, achievement of certain milestones involving certain of the Company's collective bargaining units, and satisfaction of certain other conditions, availability under the DIP Facility will be increased from $75 million to up to $250 million in the aggregate. Thereafter, availability under the DIP Facility will be increased by up to an additional $50 million upon the Company obtaining certain concessions from its remaining unions. The remaining $200 million of availability under the DIP Facility will be available to the Company after (i) the above described conditions have been satisfied; (ii) expiration of certain regulatory objection/review periods without material unresolved objections by regulatory agencies with respect to the Company's recently announced alliance with United Air Lines, Inc.;
(iii) receipt of written reaffirmation from the Air Transportation Stabilization Board (Stabilization Board) of its conditional approval for a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act (Stabilization Act) from the Stabilization Board subject to confirmation by the Bankruptcy Court of a plan of reorganization reasonably acceptable to the Stabilization Board; and (iv) demonstration by the Company to the reasonable satisfaction of the administrative agent that the Company is likely to satisfy all of the conditions to the issuance of the ATSB Guarantee.

      As of August 14, 2002, the outstanding principal balance under the DIP Facility was $75 million.

      TPG Investment

      In connection with the Company's restructuring, TPG has committed to participate as a lender for $100 million of the $500 million DIP Facility and to invest $200 million in cash in the Company in exchange for common stock and warrants to purchase common stock which would result in TPG owning approximately 38% of the Company upon its emergence from Chapter 11 pursuant to a confirmed plan of reorganization. These commitments are contained in a Memorandum of Understanding which was executed by the Company and TPG on August 10, 2002 and is to be followed by definitive documentation. It is contemplated that the terms of the TPG investment will be subject to higher or better offers in accordance with bidding procedures to be approved by the Bankruptcy Court.

      Subject to the terms and conditions of the DIP financing documents, TPG's participation in the DIP financing will be $100 million allocated pro rata between the term loan facility and the revolving credit facility.

      Upon the occurrence of certain events relating to TPG's proposed equity investment, TPG's commitment under the DIP Facility may be terminated and the Company may be required to repay amounts owed to TPG under the DIP Facility. If TPG exercises such election, the remaining lenders under the DIP Facility other than TPG would have the right, under certain circumstances, to elect (with the consent of the majority of the non-TPG lenders) to terminate their remaining commitments under the DIP Facility and require the Company to prepay all obligations then outstanding under the DIP Facility.

      Notice and Hearing Procedures for Trading in Claims and Equity Securities

      On August 12, 2002, the Bankruptcy Court entered an interim order (NOL Order) which will assist the Debtors in monitoring and preserving their net operating losses (NOLs) by imposing certain notice and hearing procedures on trading in (i) claims against the Debtors (Claims) or (ii) equity securities in the Company. In general, the NOL Order applies to any person or entity that, directly or indirectly, beneficially owns, or is about to enter into a transaction pursuant to which it will directly or indirectly beneficially own, (i) an aggregate principal amount of Claims against the Debtors equal to or exceeding $50 million (including a lease or leases under which one or more of the Debtors are lessees and pursuant to which payments of $50 million or more, in the aggregate, are or will become due) or (ii) 3 million or more shares of Common Stock. Such persons or entities must provide thirty (30) days advance notice to the Court, the Debtors, and Debtors' counsel prior to purchasing or selling any Claims or Common Stock. The Debtors will have thirty (30) days after receipt of notice to object to any proposed transfer of Claims or Common Stock described in such notice. If the Debtors file an objection, such transaction will not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. If the Debtors do not object within such thirty (30) day period, such transaction may proceed solely as set forth in the notice. Moreover, the NOL Order requires that any person or entity who, directly or indirectly, beneficially owns $50 million or more in Claims or 3 million or more shares of Common Stock file and serve a notice setting forth the size of their holdings on or before (i) forty (40) days after the effective date of the notice of entry of the NOL Order or
(ii) ten (10) days after becoming such a beneficial owner. Pursuant to the NOL Order, any purchase, sale or other transfer of Claims or equity securities in the Company in violation of these procedures is null and void ab initio as an act in violation of the automatic stay under section 362 of the Bankruptcy Code. A final hearing on the NOL Order is scheduled for September 5, 2002.

      ATSB Loan

      As part of its restructuring efforts, US Airways sought and received conditional approval for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a proposed $1 billion loan financing. US Airways applied for this loan and related guarantee in order to provide additional liquidity necessary to carry out its restructuring plan. The Stabilization Board's conditions to issuance of the ATSB Guarantee included, among other things, the execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders, as well as an agreement to issue a sufficient number of stock warrants at a strike price acceptable to the Stabilization Board.

      The regulations promulgated pursuant to the Stabilization Act provide that an eligible borrower must be an air carrier that can demonstrate, to the satisfaction of the Stabilization Board, that it is not under bankruptcy protection or receivership when the Stabilization Board issues the guarantee, unless the guarantee and the underlying financial obligation are to be part of a bankruptcy court-certified reorganization plan. Subsequent to the Company's and US Airways' Chapter 11 filings, the Stabilization Board issued a statement that its conditional approval of US Airways' application for the loan guarantee remains in effect.

                        Other Restructuring Progress

      In the months following September 11th, the Company moved quickly to address its deteriorating liquidity position. Actions taken include an overall capacity reduction of approximately 23% from pre-September 11th levels (including the cessation of MetroJet), parking 111 aircraft resulting in the retirement of the MD-80, F-100 and B737-200 fleet types, furloughs of approximately 11,000 employees representing more than 20% of US Airways' work force, deferral of future Airbus aircraft deliveries, and completion of a $404 million secured financing in November 2001.

      Despite the actions taken, the impact of September 11th terrorist attacks on the Company's liquidity position and the prospect, on a projected longer term basis, of a failure to experience full industry revenue recovery from the dramatic decline resulting from the September 11th terrorist attacks, have left the Company without sufficient liquidity to continue operations under its current cost structure for a sustained period of time. In response to this, in May 2002, the Company launched a comprehensive restructuring effort to restore long-term viability and profitability, enhance revenues and achieve cost competitiveness by obtaining concessions from key stakeholders that would allow it to reduce costs consistent with its reduced revenue generating capability, and create financial flexibility.

      The Company sought to enhance its revenues and its cost competitiveness by taking the following actions:

o Restructuring its schedule to optimize revenue production in the post-September 11th environment.

o Significantly increasing the number of regional jets flown by US Airways Express affiliates so as to enable the Company to effectively compete and acquire additional feed for its mainline operation.

o Entering into a comprehensive marketing alliance that includes domestic and international code share, thereby leveraging the Company's strong position in the East Coast to generate additional revenues.

o Significantly reducing labor costs, including rates of pay, work rules and benefits.

o Obtaining concessions from aircraft and engine manufacturers, aircraft lenders and lessors, other creditors and certain other suppliers that lower aircraft capital costs and contract costs.

      On July 10, 2002, the Stabilization Board conditionally approved the Company's application for the ATSB Guarantee under the Stabilization Act in connection with a $1 billion financing. The Company applied for this loan in order to restore its liquidity in connection with its restructuring efforts. The Stabilization Board's conditions include, among other things, execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders as well as an agreement to issue a sufficient number of stock warrants at a strike price acceptable to the Stabilization Board.

      The Company had made significant progress in obtaining the economic concessions in connection with its restructuring effort to meet the Stabilization Board's requirements for the ATSB Guarantee and has taken measures to enhance revenues:



Employees
---------

      US Airways has ratified an agreement for concessions with its pilots who are represented by the Air Line Pilots Association, International
(ALPA) (approximately 4,400 employees). The projected annual savings obtained under the pilot agreement are $465 million over the 6.5 year term. The pilot agreement generally includes a rollback of wages to rates in effect prior to their wage rate increases of 16% and 17% received in May 2002 and 2001, respectively. The pilot agreement provides that the union will be entitled to elect a member of the Company's Board of Directors. The pilot agreement also provides the union membership with 17.5 million shares of restricted stock and entitles them to exchange 11.5 million previously awarded options to purchase common stock for shares of restricted stock. In bankruptcy, the form of securities may be modified to provide equivalent value (defined as 19.33% of the fully diluted common stock).

      US Airways has ratified an agreement for concessions with its flight attendants who are represented by the Association of Flight Attendants (AFA) (approximately 7,600 employees). The projected annual savings obtained under the flight attendant agreement are $76 million over its 6.5 year term. US Airways has tentative agreements for concessions with its flight crew training instructors, simulator engineers and flight dispatchers who are represented by the Transport Workers Union of America (TWU) (approximately 320 employees collectively). Pursuant to the terms of these agreements, the AFA and the TWU will be permitted to nominate a member of the Board of Directors of US Airways Group and a new seat on the Board of Directors has been created for this purpose. These agreements also provide that the employees covered under the agreements will participate in a profit sharing plan, or, in the alternative, receive equity securities in the Company upon its emergence from Chapter 11.

      The International Association of Machinist and Aerospace Workers which represents US Airways' mechanics and related employees and fleet service employees is submitting US Airways' proposal for concessions to its membership for ratification. This proposal includes a seat on the Company's Board of Directors and participation in profit sharing or, in the alternative, receiving equity securities in the Company upon its emergence from Chapter 11. US Airways has not reached an agreement with the Communication Workers of America (CWA), which represents US Airways passenger service employees. US Airways has requested that the CWA put out for ratification US Airways' proposal for concession to its membership, but has not yet received a formal response.

      In addition, PSA Airlines, Inc. (PSA) and Piedmont Airlines, Inc., wholly-owned subsidiaries of the Company, reached tentative agreements for concessions and for regional jets rates of pay with the labor unions representing their pilots and flight attendants (approximately 1,150 employees collectively). On August 14, 2002, PSA's pilots ratified the tentative agreement.

Marketing alliance
------------------

      US Airways reached a comprehensive marketing agreement with United Air Lines, Inc. (United). The agreement has received approvals from the pilot unions for both US Airways and United and is under review by the Department of Transportation. Once implemented, US Airways and United passengers will be able to contact either airline and make a single reservation that involves travel on both airlines (code share travel) through new streamlined ticketing, baggage handling and check-in procedures. In addition, US Airways and United customers will have the opportunity to earn and redeem Dividend Miles and Mileage Plus Miles on both airlines and members of either airlines airport club may access both airlines' airport clubs. The first code share flights are expected to begin before the end of 2002.

Regional jet growth
-------------------

      US Airways' ratified agreement for concessions with its pilots provides that it may operate up to 465 regional jets subject to certain restrictions. In July 2002, US Airways signed a letter of intent with Midway Airlines to fly up to 18 50-seat Bombardier CRJ regional jets as part of US Airways Express. This agreement is contingent on several factors, including Midway reaching agreements with certain of its labor unions and US Airways obtaining an equity interest in Midway over the course of the agreement.

                             Financial Overview

      For the second quarter of 2002, the Company's operating revenues were $1.9 billion, operating loss was $175 million, net loss was $248 million and diluted loss per common share was $3.64. For the comparative period in 2001, operating revenues were $2.5 billion, operating income was $20 million, net loss was $24 million and diluted loss per common share was $0.36.

      For the six months of 2002, the Company's operating revenues were $3.6 billion, operating loss was $545 million, loss before cumulative effect of accounting change was $534 million and diluted loss per common share before cumulative effect of accounting change was $7.86. For the comparative period in 2001, operating revenues were $4.7 billion, operating loss was $208 million, loss before cumulative effect of accounting change was $202 million and diluted loss per common share before cumulative effect of accounting change was $3.01. The Company's results for the first six months of 2001 include an unusual item (see discussion of asset impairments in "Results of Operations" below).

      Lower capacity and lower passenger fares have significantly impacted results for the three and six months ended June 30, 2002. Results for 2001 were also impacted by passenger fare pressures. The lower passenger fares resulted from declines in business traffic (which has higher yields than leisure traffic) which began early in 2001 and was exacerbated by the terrorist attacks of September 11th. The airline industry has engaged in heavy price discounting since September 11th to entice customers to fly, and competition from low-fare carriers has intensified. While the Company has taken aggressive actions to reduce its costs since September 11th, including significant reductions in workforce and capacity (as measured by available seat miles or ASMs), many of the Company's costs are fixed over the intermediate to longer term, so that the Company is not able to reduce its costs as quickly as it is able to reduce its capacity. In addition to lower passenger fares, results for the three and six months ended June 30, 2001 were adversely impacted by relatively high jet fuel prices.

Results of Operations

      The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in
Part I, Item 1 of this report) and in "Selected US Airways Operating and Financial Statistics" below. Except where noted, operating statistics referred to below are for scheduled service only.

                      Three Months Ended June 30, 2002
                             Compared with the
                      Three Months Ended June 30, 2001

Operating Revenues-Passenger transportation revenues decreased $584 million or 26.8%. Passenger transportation revenues for US Airways decreased $568 million due to a 18.6% decrease in RPMs and a 11.9% decrease in yield. Passenger transportation revenues related to the wholly-owned regional airlines decreased $17 million reflecting a decrease in yield of 14.8% partially offset by a 6.2% increase in RPMs. The unfavorable yield variances reflect a decline in business traffic as many companies have corporate travel restrictions in place as a result of generally weak economic conditions. In addition, the airline industry has continued to engage in heavy price discounting since September 11th to entice customers to fly. The decrease in RPMs for US Airways is primarily due to the post-September 11th schedule reductions. Cargo and freight revenues decreased 15.9% primarily as a result of lower mail revenues, which reflect mail carriage restrictions imposed by the Federal Aviation Administration in the aftermath of September 11th. Other operating revenues were flat. Revenues generated from sales of capacity (ASMs) on regional jet affiliates increased by $20 million. These affiliates operated an average of 70 regional jets during the second quarter of 2002 versus 52 regional jets during the second quarter of 2001. The increased revenues related to the regional jet affiliates were largely offset by declines in revenue related to a marketing agreement with Galileo International, Inc. which ended June 30, 2001, lower lease revenue associated with surplus aircraft and other schedule-related revenues. The increased revenues resulting from sales of capacity on the regional jet affiliates are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-The Company's operating expenses were lower by 16.0% on a capacity decrease of 20.1% at US Airways. Personnel costs decreased 8.4% due to lower headcount levels. This was partially offset by higher wage rates and increases in employee pension and benefit expenses. Effective May 1, 2002 and 2001, most US Airways pilots received 16% and 17% wage rate increases, respectively, pursuant to the "parity plus 1%" provision in their labor contract. Aviation fuel decreased 39.2% due to lower average fuel prices and schedule-driven decreases in consumption. Aircraft rent decreased 6.9% as expense reductions from lease expirations were partially offset with lease expense associated with new leased aircraft. Other rent and landing fees decreased 10.1% due to schedule-driven reductions in landings. Aircraft maintenance decreased 26.6% reflecting the retirement of older aircraft as well as the closure of the US Airways engine shop in Pittsburgh, PA. Other selling expenses decreased 21.7% due to sales volume driven decreases in credit card fees and computer reservation fees. Depreciation and amortization decreased 25.7% due to aircraft retirements partially offset by the purchase of new Airbus aircraft. In addition, the Company ceased amortizing its goodwill effective January 1, 2002 in connection with its adoption of Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This favorably impacted expenses by $5 million. Commissions decreased 67.5% due to lower ticket sales and the elimination of the base domestic commissions in March 2002. Other operating expenses decreased 5.7% due to decreases in schedule-related expenses including passenger food expenses, crew travel expenses and interrupted trip expenses. These decreases were partially offset by increased expenses related to purchases of capacity (ASMs) on regional jet affiliates, higher insurance expenses and higher security expenses.

Other Income (Expense)-Interest income decreased due to lower average investment balances and return rates quarter-over-quarter. Interest expense increased due to an increase in outstanding equipment financing.

Provision (Credit) for Income Taxes-During 2001, the Company recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002
(Act) the Company will recognize an income tax credit not to exceed the Company's carryback potential. The Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the second quarter of 2002 of $11 million is based on the estimated annual effective tax rate for 2002 of 12%. The Company continues to record a valuation allowance against its net deferred tax asset which limits the 2002 tax credit. The effective tax rate was 20% for the second quarter of 2001. The tax credit for the second quarter of 2001 results from the tax benefits associated with the pretax losses, offset by the tax effects of the Company's permanent tax differences during the second quarter.


                        Six Months Ended June 30, 2002
                               Compared with the
                        Six Months Ended June 30, 2001

Operating Revenues-Passenger transportation revenues decreased $1.11 billion or 26.8%. Passenger transportation revenues for US Airways decreased $1.07 billion due to a 17.4% decrease in RPMs and a 12.9% decrease in yield. Passenger transportation revenues related to the wholly-owned regional airlines decreased $42 million reflecting a decrease in yield of 15.9% partially offset by a 4.0% increase in RPMs. The unfavorable yield variances reflect a decline in business traffic as many companies have corporate travel restrictions in place as a result of generally weak economic conditions. In addition, the airline industry has continued to engage in heavy price discounting since September 11th to entice customers to fly. The decrease in RPMs for US Airways is primarily due to the post-September 11th schedule reductions. Cargo and freight revenues decreased 22.2% primarily as a result of lower mail revenues, which reflect mail carriage restrictions imposed by the Federal Aviation Administration in the aftermath of September 11th. Other operating revenues were flat. Revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates increased by $46 million. These affiliates operated an average of 70 regional jets during the first six months of 2002 versus 48 regional jets during the first six months of 2001. The increased revenues related to the regional jet affiliates were offset by declines in revenue related to a marketing agreement with Galileo International, Inc. which ended June 30, 2001, lower revenue from third-party fuel sales (price-driven decline), lower lease revenue associated with surplus aircraft and other schedule-related revenues. The increased revenues resulting from sales of capacity on the regional jet affiliates are largely offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses-Excluding the aircraft impairment charge recognized in the first quarter of 2001 (see "Asset impairments" below), the Company's operating expenses were lower by 15.5% on a capacity decrease of 19.5% at US Airways. Personnel costs decreased 6.9% due to lower headcount levels. This was partially offset by higher wage rates and increases in employee pension and benefit expenses. Effective May 1, 2002 and 2001, most US Airways pilots received 16% and 17% wage rate increases, respectively, pursuant to the "parity plus 1%" provision in their labor contract. Aviation fuel decreased 40.7% due to lower average fuel prices and schedule-driven decreases in consumption. Aircraft rent was flat as expense reductions from lease expirations were offset with lease expense associated with new leased aircraft. Other rent and landing fees decreased 10.5% due to schedule-driven reductions in landings and timing of certain credits received. Aircraft maintenance decreased 28.1% reflecting the retirement of older aircraft as well as the closure of the US Airways engine shop in Pittsburgh, PA. Other selling expenses decreased 19.4% due to sales volume driven decreases in credit card fees and computer reservation fees. Depreciation and amortization decreased 22.3% due to aircraft retirements partially offset by the purchase of new Airbus aircraft. In addition, the Company ceased amortizing its goodwill effective January 1, 2002 in connection with its adoption of SFAS 142, which favorably impacted expenses by $10 million. Commissions decreased 53.3% due to lower ticket sales and lower average commission rates. Commission rates decreased due to the elimination of the base domestic commissions in March 2002, increases in internet bookings which are less costly to the Company and generally lower maximum payments to travel agents implemented in August 2001. Asset impairments represents a $22 million impairment charge in connection with the planned retirement of five Boeing 737-200 aircraft due to a third party's early return of certain leased Boeing 737-200 aircraft, and early retirement of certain other Boeing 737-200s. Other operating expenses decreased 8.5% due to decreases in schedule-related expenses including passenger food expenses, crew travel expenses and interrupted trip expenses. These decreases were partially offset by increased expenses related to purchases of capacity (ASMs) on regional jet affiliates, higher insurance expenses and higher security expenses.

Other Income (Expense)-Interest income decreased due to lower average investment balances and return rates. Interest expense increased due to an increase in outstanding equipment financing.

Provision (Credit) for Income Taxes-During 2001, the Company recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002
(Act) the Company will recognize an income tax credit not to exceed the Company's carryback potential. The Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in the first quarter of 2002 includes $74 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. The remainder of the tax credit recorded in the first six months of 2002 is based on the estimated annual effective tax rate for 2002 of 12% exclusive of benefit related to 2001. The Company continues to record a valuation allowance against its net deferred tax asset which limits the 2002 tax credit. The effective tax rate was 32% for the first six months of 2001. The tax credit for the first six months of 2001 results from the tax benefits associated with the pretax losses, offset by the tax effects of the Company's permanent tax differences.


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









                   (this space intentionally left blank)


                                      Selected US Airways Operating and Financial Statistics (1)

                                                       Three Months Ended                     Six Months Ended
                                                             June 30,         Increase             June 30,            Increase
                                                    -----------------------                 ----------------------
                                                       2002      2001        (Decrease)       2002         2001       (Decrease)
                                                       ----      ----        ----------       ----         ----       ----------
Revenue passengers (thousands)*                      12,982       16,582        (21.7)%      24,807       30,775        (19.4)%

Total RPMs (millions) (2)                            10,969       13,480        (18.6)%      20,551       24,893        (17.4)%

RPMs (millions)*                                     10,966       13,471        (18.6)%      20,547       24,874        (17.4)%

Total ASMs (millions) (3)                            14,609       18,275        (20.1)%      28,589       35,520        (19.5)%

ASMs (millions)*                                     14,606       18,265        (20.0)%      28,584       35,499        (19.5)%

Passenger load factor* (4)                             75.1%        73.8          1.3 pts.     71.9%        70.1%         1.8 pts.

Break-even load factor (5)                             87.8%        76.2%        11.6 pts.     87.8%        75.5%        12.3 pts.

Yield* (6)                                            13.11(c)     14.88(c)      (11.9)%      13.36(c)     15.34(c)     (12.9)%

Passenger revenue per ASM* (7)                         9.84(c)     10.98(c)      (10.4)%       9.60(c)     10.75(c)     (10.7)%

Revenue per ASM (8)                                   10.96(c)     12.04(c)       (9.0)%      10.72(c)     11.83(c)      (9.4)%

Cost per ASM (9)                                      12.25(c)     12.13(c)        1.0%       12.57(c)     12.45(c)       1.0%

Average passenger journey (miles)*                      845          812           4.1%         828          808          2.5%

Average stage length (miles)*                           684          666           2.7%         667          661          0.9%

Cost of aviation fuel per gallon (10)                 69.28(c)     88.12(c)      (21.4)%      68.80(c)     90.91(c)     (24.3)%

Cost of aviation fuel per gallon,
   excluding fuel taxes (11)                          63.57(c)     81.89(c)      (22.4)%      63.13(c)     84.57(c)     (25.4)%

Gallons of aviation fuel consumed (millions)            252          334         (24.6)%        498          648        (23.1)%

Scheduled mileage completion factor*                   99.3%        98.7%          0.6 pts.    99.4%        98.2%         1.2 pts.

Operating aircraft at period-end                        311          423         (26.5)%        311          423        (26.5)%

Full-time equivalent employees at period-end         33,902       44,673         (24.1)%     33,902       44,673        (24.1)%


*  Scheduled service only (excludes charter service).

c = cents

(1) Operating statistics include free frequent travelers and the related miles they flew. Financial statistics exclude the revenues and expenses generated under capacity purchase arrangements US Airways has with certain US Airways Express air carriers. Financial statistics for the six months ended June 30, 2001 exclude an impairment charge of $22 million.

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

      Capacity (as measured by ASMs) decreased 20.0% and 19.5% for the three and six months ended June 30, 2002. RPMs decreased 18.6% and 17.4% for the three and six months ended June 30, 2002. This resulted in a 75.1% passenger load factor for the three months ended June 30, 2002, a 1.3 percentage point increase. Both RPMs and ASMs were significantly affected by the schedule reductions put in place after September 11th. For the three months ended June 30, 2002, yield declined 11.9% reflecting the significant decline in close-in business bookings, aggressive fare discounting in the airline industry and intensified competition from low-fare carriers.
US Airways competes heavily with trains and automobiles as a result of its short-haul network. In the aftermath of the September 11th terrorist attacks, many customers have switched to these other forms of transportation. Additionally, the increased airport security charges and procedures have had a disproportionate impact on short-haul carriers. Full-time equivalent employees at period-end declined 24.1% reflecting the headcount reduction measures put in place after September 11th.

                          New Accounting Standard

      On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces EITF 94-3. The principal effect of applying SFAS 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Liquidity and Capital Resources

      As of June 30, 2002, the Company's cash and cash equivalents and short-term investments totaled $602 million. The Company's ratio of current assets to current liabilities (current ratio) was 0.5 (the Company's Condensed Consolidated Balance Sheets are contained in Part I, Item 1 of this report). As of December 31, 2001, the Company's cash and cash equivalents and short-term investments totaled $1.08 billion and the current ratio was 0.6.

      For the first six months of 2002, the Company's operating activities used net cash of $305 million (as presented in the Company's Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1 of this report) compared to operating activities which provided net cash of $226 million for the first six months of 2001. Operating cash flows during the first six months of 2002 were adversely affected by the same factors that adversely affected financial results during that period (see discussion in "Results of Operations" above). Included in net cash used for operating activities for the first six months of 2002 is an income tax refund of $169 million received by the Company primarily as a result of the recently enacted Job Creation and Worker Assistance Act of 2002, $32 million of compensation received under the Stabilization Act (see below) and payments of $188 million of ticket taxes for which remittance was deferred until January 2002 under the Stabilization Act.

      The net cash provided by investing activities for the six months ended June 30, 2002 was $162 million. For the first six months of 2002, investing activities included cash outflows of $123 million related to capital expenditures. Capital expenditures included $107 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. Proceeds from disposition of property includes, among other things, proceeds related to the surplus aircraft and related parts delivered during the first six months of 2002. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus DC-9, B737-200 and MD-80 aircraft. As of June 30, 2002, substantially all of the proceeds related to these agreements had been received. Decrease (increase) in short-term investments reflects proceeds from the sale of short-term investments. The Company's cash and cash equivalents and Short-term investments as of December 31, 2001 include funds which, in the ordinary course of business, it withholds from employees and collects from passengers. These funds are required to be paid to applicable governmental authorities, and include withholding for payroll taxes, transportation excise taxes, passenger facility charges and transportation security charges. During the second quarter of 2002, the Company established trusts to fund these obligations. The initial funding (which totaled approximately $201 million) and the net cash flows of the trust are reflected in Decrease (increase) in restricted cash and investments on the Company's Condensed Consolidated Statements of Cash Flows. The funds in these trust accounts totaled $195 million as of June 30, 2002 and are classified as Prepaid expenses and other and Other asset, net on the Company's Condensed Consolidated Balance Sheet. For the first six months of 2001, investing activities included cash outflows of $958 million related to capital expenditures. Capital expenditures included $850 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. The net cash used for investing activities for the six months ended June 30, 2001 was $912 million.

      Net cash provided by financing activities during the first six months of 2002 was $82 million. US Airways received proceeds of $116 million from the mortgage financing of three A321 aircraft. Additionally, US Airways received proceeds of $33 million with the private placement of pass through certificates that partially finance five previously delivered A330s. These proceeds were offset by the scheduled principal repayments of long-term debt in the amount of $67 million. Net cash provided by financing activities during the first six months of 2001 was $660 million. US Airways received proceeds of $534 million from the mortgage financing of nine A320-family aircraft and three A330 aircraft. US Airways also received $344 million from sale-leaseback transactions on eight A320-family aircraft. These proceeds were partially offset by the scheduled principal repayments of long-term debt in the amount of $225 million including the February 1, 2001 repayment of US Airways' $175 million 9 5/8% Senior Notes.

      The Company has obtained a $500 million secured DIP Facility led by joint arrangers CSFB and Banc of America Securities, LLC. The DIP Facility consists of a $250 million term loan facility and a $250 million revolving credit facility and guaranteed by each of the Debtors. The DIP Facility remains subject to final Bankruptcy Court approval, at a hearing scheduled for September 26, 2002. The DIP Facility is secured by first priority liens on all unencumbered present and future assets of the Debtors and by best priority available junior liens on all other assets of the Debtors, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of section 1110 of the Bankruptcy Code to the extent such financing agreements prohibit such junior liens. $75 million of the $500 million DIP Facility is available to the Company under the current interim Bankruptcy Court order and has been drawn. The Company has the option of borrowing under the DIP Facility at an interest rate of the CSFB prime rate plus 2.5% or LIBOR plus 3.5%. See Note 1 to the Company's Condensed Consolidated Financial Statements for more information.

      As discussed above, US Airways sought and received conditional approval for the ATSB Guarantee under the Stabilization Act from the Stabilization Board in connection with a $1 billion loan financing. Subsequent to the Chapter 11 filing, the Stabilization Board issued a statement indicating that its conditional approval of US Airways application for the ATSB Guarantee remains in effect.

      Parties in interest in the Chapter 11 cases can request adequate assurance of future performance with respect to contracts that will be assumed and adequate protection of their interests in property. Such performance or protection may include additional collateral deposits, subject to approval of the Bankruptcy Court. As a result of the Chapter 11 filing, the Company expects that substantial additional collateral deposits may be required in connection with certain service contracts. At this time, the Company cannot predict the amount of the additional collateral deposits.

     The Company continues to be highly leveraged. It has a higher amount of debt compared to equity capital than most of its principal competitors. Substantially all of its aircraft and engines are subject to liens securing indebtedness. The Company requires substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company has not generated positive operating cash flows since September 11, 2001.

     In connection with its comprehensive effort to restructure its costs, the Company began implementing a strategic initiative in late June 2002 involving deferrals of selected payments related to certain vendors, aircraft lessors and lenders. The payment deferrals are primarily related to aircraft that had already been grounded and selected older Boeing aircraft in service that have been targeted as part of the restructuring process, including any such aircraft financed with the proceeds of public debt. As a result of these deferrals, as of June 30, 2002, the Company had fully matured events of default resulting from the violation of payment provisions, with respect to US Airways, for debt instruments related to 18 aircraft and lease rental payments related to one aircraft, and with respect to the Company's wholly-owned regional carriers lease payments relating to nine aircraft. The aggregate principal amount of the debt secured by the 18 aircraft described in the preceding sentences was $172 million, and is reflected under the caption "Current maturities of long-term debt" on the Condensed Consolidated Balance Sheet as of June 30, 2002. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors.

      As of the Petition Date, the Company had in excess of $500 million in unrestricted cash, cash equivalents and short-term investments and a DIP Facility of up to $500 million, as described below, to provide sufficient liquidity during the restructuring process. The ability of the Company, both during and after the Chapter 11 cases, to continue as a going-concern is dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going-concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the unaudited condensed consolidated financial statements.

      As a result of the September 11th terrorist attacks, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Pursuant to authority granted in the Stabilization Act, the Federal Aviation Administration (FAA) has supplemented the commercial war-risk insurance until October 16, 2002, with a third party liability policy to cover losses in excess of $50 million to persons other than passengers for renewable 60-day periods. In the event the insurance carriers further reduce the amount of insurance coverage available or the FAA fails to renew war-risk insurance, the Company's operations and/or financial position, results of operations or cash flows could be adversely impacted.

      The Stabilization Act provides for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks on the United States that occurred on September 11, 2001. Through June 30, 2002, the Company had received approximately $296 million (US Airways received $287 million and the Company's Express subsidiaries received $9 million) from the U.S. Government under the Stabilization Act. The Company expects to receive an additional $24 million in 2002 under this provision of the Stabilization Act. Adjustments to the amount of compensation received may be recognized in 2002 as the rules governing the distribution are finalized. The payments will partially compensate the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

      On August 12, 2002, Standard and Poor's (S&P) lowered its corporate credit ratings on the US Airways Group and US Airways to "D" (Default) from "SD" (Selective Default). Ratings on most issues of US Airways that have not already defaulted were lowered as well, and remain on CreditWatch with developing implications. On August 12, 2002, Moody's Investor Service (Moody's) downgraded its Senior Implied Ratings of the Company and US Airways to Caa3 from Caa2 and the rating outlook is negative. Credit ratings issued by agencies such as S&P and Moody's affect the Company's ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

      As of June 30, 2002, the Company had 37 A320-family aircraft on firm order scheduled for delivery in the years 2005 through 2009, 173 purchase right aircraft which may be converted to firm order and options for 72 additional aircraft. In addition, the Company had one A330-300 aircraft on firm order, scheduled for delivery in 2007, and options for 20 additional aircraft. As of June 30, 2002, the minimum determinable payments associated with the Company's acquisition agreements for firm-order Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated at $4 million in 2003, $14 million in 2004, $96 million in 2005, $598 million in 2006 and $1.30 billion thereafter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of the Company to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001.

Part II.  Other Information

Item 1.  Legal Proceedings

      On August 11, 2002, the Company and seven of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases are being jointly administered under the caption "In re US Airways Group, Inc., et al., Case No. 02-83984-SSM." Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of section 362 (a) of the Bankruptcy Code. The Chapter 11 case is discussed in greater detail in Note 1 to the condensed consolidated unaudited financial statements.

      The Company and US Airways have been named as defendants in two lawsuits filed in U.S. District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while
Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers' respective hubs. These passengers allege that they paid excessive fares due to the respective airlines' enforcement of ticketing rules which prohibit the use of a connecting segment coupon which is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines' motion for summary judgment and granted the plaintiff's motion for class certification in each of the cases. On May 31, 2002, the Company filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. That petition remains pending. Notwithstanding the district court's denial of summary judgment, the Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense.

      A declaratory judgment against certain airlines including the Company is being sought in Quebec Superior Court that, if obtained, would require the Company and such other named airlines to pay commissions to travel agents under the IATA rules. The amount of commissions sought has not been specified. Under Quebec civil procedure, a motion for a declaratory judgment must be supported by an affidavit from each plaintiff. As of August 13, 2002, more than thirty plaintiffs have filed affidavits indicating their participation in this lawsuit. A hearing has been scheduled for August 29, 2002 to discuss the scheduling of preliminary motions and depositions. The Company intends to pursue a vigorous defense.

      The ALPA and the AFA each filed a grievance against US Airways alleging that the furlough of employees is a breach of applicable collective bargaining agreements. An arbitrator had been selected to hear each of these matters. Hearings on the claim filed by ALPA began before the arbitrator. In each of these matters, the applicable union contended that furloughs and certain other employment practices that occurred following the September 11, 2001 terrorist attacks were in violation of the applicable collective bargaining agreement. Among the remedies being sought was a reinstatement of furloughed employees and full back pay to furloughed employees. The Company believed that its actions were permissible under force majeure clauses in the collective bargaining agreements and that it has valid defenses to the other allegations. Pursuant to the terms of the collective bargaining agreement between ALPA and US Airways as ratified on August 8, 2002, and between the AFA and US Airways as ratified on August 9, 2002, ALPA and the AFA each have withdrawn their grievances.

      ALPA also filed another grievance claiming that certain pilot furloughs and transfer of flying to US Airways Express carriers were impermissible under the scope provisions of the pilots' collective bargaining agreement. Among the remedies being sought was reinstatement of the furloughed pilots and full back pay. An arbitration hearing was conducted in January 2002 and, in May 2002, the arbitrator ruled in the Company's favor.

Item 3. Defaults Upon Senior Securities

      In connection with its comprehensive effort to restructure its costs, the Company began implementing a strategic initiative in late June 2002 involving deferrals of selected payments. The payment deferrals are related primarily to amounts owed to aircraft lessors and lenders for aircraft that had already been grounded and selected older Boeing aircraft in service that have been targeted as part of the restructuring process, including any such aircraft financed with the proceeds of public debt. As a result of these deferrals, as of June 30, 2002, the Company had fully matured events of default resulting from the violation of payment provisions, with respect to US Airways, for debt instruments related to 18 aircraft and lease rental payments related to one aircraft, and with respect to the Company's wholly-owned regional carriers lease payments relating to nine aircraft. The aggregate principal amount of the debt secured by the 18 aircraft described in the preceding sentences was $172 million, and is reflected under the caption "Current maturities of long-term debt" on the Condensed Consolidated Balance Sheet as of June 30, 2002. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company's annual meeting of stockholders was held on May 15, 2002. Proxies for the meeting were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.

      All of management's nominees for the election to the Board of Directors as listed in the Company's Proxy Statement for the meeting were elected. In addition, the stockholders also voted on the following proposals with the following results:

1. Management's proposal regarding ratification of the selection of auditors of the Company for fiscal year 2002.

      For:  44,298,631   Against:   1,192,272   Abstain:  554,605
      Broker Non-Votes:  None

2. Stockholder proposal concerning cumulative voting in the election of directors.

      For:  7,178,096   Against:  13,251,302   Abstain:  1,180,698
      Broker Non-Votes:  24,435,412


Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Designation                        Description

10.1 Amendment No. 11 dated as of July 17, 2002 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group, Inc. and AVSA, S.A.R.L. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.2 Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group, Inc. and AVSA, S.A.R.L. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.  Reports on Form 8-K

Date of Report                       Subject of Report

August 11, 2002       News releases disclosing that the Company has filed
                      voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United
                      States Bankruptcy Court for the Eastern District of
                      Virginia and the approval of bridge orders by the same court.

August 8, 2002        The Company disclosed the information contained in a
                      slide presentation to public bondholders on August 8, 2002.

August 8, 2002        News release clarifying reports regarding the meeting
                      with public bondholders held on August 8, 2002.

August 8, 2002        News release disclosing that US Airways' ALPA pilots
                      ratified its restructuring plan agreement on August
                      8, 2002.

August 8, 2002        The Company disclosed that a meeting with public
                      bondholders was held on August 8, 2002, in New York.

August 6, 2002        News release disclosing July 2002 performance for
                      US Airways, Inc. including certain forward-looking information.

July 18, 2002         News release disclosing the results of operations for
                      both US Airways Group, Inc. and US Airways, Inc. for the three months and six months ended June 30, 2002, and selected operating and financial statistics for US Airways for the same periods.

July 10, 2002         News release regarding conditional approval of
                      US Airways, Inc.'s application for a $900 million federal loan guarantee by the Air Transportation
                      Stabilization Board.

July 3, 2002          News release disclosing June 2002 performance for
                      US Airways, Inc. including certain forward-looking information.

July 1, 2002          News release announcing US Airways, Inc.
                      completed the submission of its final application with the Air Transportation Stabilization Board for a $900 million federal loan guarantee of a $1 billion loan.

June 24, 2002         News release regarding US Airways' implementation of
                      a strategic initiative involving the deferrals of selected payments linked to the proposed consensual restructuring plan.

June 5, 2002          News release disclosing May 2002 performance for
                      US Airways, Inc. including certain forward-looking information.

May 22, 2002          News release regarding the participation of Dave N.
                      Siegel, President and Chief Executive Officer of
                      US Airways, in a series of meetings to update
                      US Airways' employees on the financial outlook of the Company and its subsidiaries, the restructuring process and the status of the Company's loan application with the Air Transportation Stabilization
                      Board.


                                 Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                           US Airways Group, Inc. (Registrant)

Date: August 16, 2002                      By: /s/ Anita P. Beier
                                             ----------------------
                                             Anita P. Beier
                                             Vice President and Controller
                                             (Chief Accounting Officer)

                                                               Exhibit 10.1


Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted text has been marked with a triple asterisk ("***") and has been filed separately with the Securities and Exchange Commission.




                              Amendment No.11

                  TO THE A319/A320/A321 PURCHASE AGREEMENT

                        dated as of October 31, 1997

                                  between

                              AVSA, S.A.R.L.,

                                    and
                           US AIRWAYS GROUP, INC.

This Amendment No. 11 (hereinafter referred to as the "Amendment") entered into as of July 17, 2002, by and between AVSA, S.A.R.L., a societe a responsabilite limitee organized and existing under the laws of the Republic of France, having its registered office located at 2, Rond Point Maurice Bellonte, 31700 Blagnac, FRANCE (hereinafter referred to as the "Seller"), and US Airways Group, Inc., a corporation organized and existing under the laws of the State of Delaware, United States of America, having its executive offices located at 2345 Crystal Drive, Arlington, VA 22227, U.S.A. (hereinafter referred to as the "Buyer");

WITNESSETH :

WHEREAS, the Buyer and the Seller entered into an Airbus A319/A320/A321 Purchase Agreement, dated as of October 31, 1997, relating to the sale by the Seller and the purchase by the Buyer of certain Airbus A319, A320 and A321 model aircraft (the "Aircraft"), which agreement, together with all Exhibits, Appendices and Letter Agreements attached thereto and as amended by Amendment No. 1 dated as of June 10, 1998, Amendment No. 2 dated as of January 19, 1999, Amendment No. 3 dated as of March 31, 1999, Amendment No. 4 dated as of August 31, 1999, Amendment No. 5 dated as of October 29, 1999, Amendment No. 6 dated as of April 19, 2000, Amendment No. 7 dated as of June 29, 2000, Amendment No. 8 dated as of November 27, 2000, Amendment No. 9 dated as of December 29, 2000, Amendment No. 10 dated as of April 9, 2001, and as the same is amended hereby and may be further amended from time to time, is hereinafter called the "Agreement."

WHEREAS, the Buyer and the Seller have agreed to reschedule the delivery of certain Aircraft and to amend certain provisions of the Agreement and to that effect, have signed binding agreements dated August 14, 2001 (AVSA No. 5283.3) October 11, 2001 (signed on October 12, 2001, AVSA No. 5283.4) and June 28, 2002 (AVSA No. 5283.5.6) to amend the Agreement.

NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

Capitalized terms used herein and not otherwise defined in this Amendment will have the meanings assigned to them in the Agreement. The terms "herein," "hereof," and "hereunder" and words of similar import refer to this Amendment.

1.       DELIVERY
         --------

1.1 At the request of the Buyer, the Buyer and the Seller have agreed to certain *** of Aircraft and to rescheduling the delivery of *** Aircraft, comprised of *** Aircraft and *** Aircraft, from ***.

1.2 At the request of the Buyer, the Buyer and the Seller have agreed to reschedule the delivery of *** Aircraft from ***.

1.3 At the request of the Buyer, the Buyer and the Seller agree to reschedule the delivery of *** Aircraft from *** to respectively *** (individually and collectively, the "Rescheduled Aircraft").

1.4      In addition, the Buyer and the Seller have agreed to ***.

1.5 As a consequence of Subparagraphs 1.1, 1.2, 1.3 and 1.4 above, the delivery schedule for Aircraft set forth in the Agreement as amended from time to time is hereby deleted and replaced with Appendix A to this Amendment which incorporates Subparagraph 1.1, 1.2, 1.3 and 1.4.

2.       EFFECT ON PREDELIVERY PAYMENTS
         ------------------------------

         The Buyer and the Seller agree that ***.

3.       EFFECT OF AMENDMENT
         -------------------

         The Agreement will be deemed to be amended to the extent herein provided, and, except as specifically amended hereby, will continue in full force and effect in accordance with its original terms. This Amendment supersedes any previous understandings, commitments, or representations whatsoever, whether oral or written, related to the subject matter of this Amendment including, but not limited to, agreements between the Buyer and the Seller dated August 14, 2001 (AVSA No. 5283.3), October 11, 2001 (and signed on October 12, 2001, AVSA No. 5283.4) and June 28, 2002 (AVSA No. 5283.5.6), but only to the extent such agreements relate to the subject matter of this Amendment. However, for the avoidance of doubt, the provisions of Paragraphs 1, 2 and 3 of the agreement dated August 14, 2001 (AVSA No. 5283.3) are deleted in their entirety and replaced with the provisions of this Amendment.

         Both parties agree that this Amendment will constitute an integral, nonseverable part of the Agreement, that the provisions of the Agreement are hereby incorporated herein by reference, and that this Amendment will be governed by the provisions of the Agreement, except that if the Agreement and this Amendment have specific provisions that are inconsistent, the specific provisions contained in this Amendment will govern.

4.       ASSIGNMENT
         ----------

         This Amendment and the rights and obligations of the Buyer hereunder will not be assigned or transferred in any manner without the prior written consent of the Seller, and any attempted assignment or transfer in contravention of the provisions of this Paragraph 4 will be void and of no force or effect. Notwithstanding the preceding sentence, the terms of Subclauses
         19.5 and 19.6 of the Agreement will apply to this Amendment.

5.       GOVERNING LAW
         -------------

         THIS AMENDMENT WILL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK. THE PERFORMANCE OF THIS AMENDMENT WILL BE DETERMINED ALSO IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK. THE PARTIES HEREBY ALSO AGREE THAT THE UNITED NATIONS CONVENTION ON THE INTERNATIONAL SALE OF GOODS WILL NOT APPLY TO THIS TRANSACTION.

6.       Counterparts
         ------------

         This Amendment may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered will be an original, but all such counterparts will together constitute but one and the same instrument.

         If the foregoing correctly sets forth our understanding, please execute this Amendment in the space provided below, whereupon, as of the date first above written, this Amendment will constitute part of the Agreement.


         Agreed and accepted                   Yours sincerely,

         US AIRWAYS GROUP, INC.                AVSA, S.A.R.L.


         By: /s/ Jeffery A. McDougle           By: /s/ Marie-Pierre Merle-Beral
             ------------------------              ----------------------------


         Its: VP - Finance and Treasurer       Its: Chief Executive Officer
              --------------------------            --------------------------

Appendix A

***


                           LETTER AGREEMENT NO. 1

                  To Amendment No. 11 dated July 17, 2002




US Airways Group, Inc.
2345 Crystal Drive
Arlington, VA 22227


Re: Miscellaneous

Ladies and Gentlemen:

US Airways Group, Inc. (the "Buyer"), and AVSA, S.A.R.L. (the "Seller"), have entered into Amendment No. 11, dated as of even date herewith (the "Amendment"), to the Airbus A319/A320/A321 Purchase Agreement dated as of October 31, 1997 as amended from time to time (the "Agreement"), which Agreement covers among other things, the sale by the Seller and the purchase by the Buyer of certain Aircraft, under the terms and conditions set forth in said Agreement. The Buyer and the Seller have agreed to set forth in this Letter Agreement No. 1 to the Amendment (the "Letter Agreement") certain additional terms and conditions regarding the purchase and sale of the Aircraft. Capitalized terms used herein and not otherwise defined in this Letter Agreement will have the meanings assigned thereto in the Agreement. The terms "herein," "hereof" and "hereunder" and words of similar import refer to this Letter Agreement.

Both parties agree that this Letter Agreement will constitute an integral, nonseverable part of said Amendment, that the provisions of said Amendment are hereby incorporated herein by reference, and that this Letter Agreement will be governed by the provisions of said Agreement, except that if the Agreement, the Amendment and this Letter Agreement have specific provisions which are inconsistent, the specific provisions contained in this Letter Agreement will govern










1.       *** AND PREDELIVERY PAYMENTS
         ----------------------------

1.1 In consideration of the Seller having agreed to reschedule the Rescheduled Aircraft pursuant to Subparagraph 1.3 of the Amendment, the Buyer agrees to ***.

1.2      The parties further agree that the Seller shall ***.

1.3      For the avoidance of doubt, the parties agree that ***.

2.       ***
         ---

         2.1 The Buyer's order for ***, and the parties agree that the provisions of Paragraph 2 of Letter Agreement No. 2 to the Agreement are hereby deleted and of no further force or effect.

2.2      Notwithstanding the foregoing Subparagraph 2.1,***.

2.3 The Seller and the Buyer hereby agree that the Agreement shall include ***:

2.3.1    ***

2.3.2    The Buyer may ***.

2.3.3    The Buyer shall ***.

2.3.4    ***

2.3.5    ***

2.3.6    ***

         2.3.7  ***

2.3.8    ***

2.3.9    ***

2.3.10   Notwithstanding Subparagraph 2.3.6, the Buyer's right to ***.

2.3.11 All terms and conditions other than those stipulated in the Amendment that are in effect as of the date of the Amendment ***.

2.3.12   The parties agree that the Buyer shall ***.

3.       ***
         ---

         3.1 As of the date of this Letter Agreement the parties acknowledge and agree that the provisions of Paragraph 1 of Letter Agreement No. 2 to the Agreement apply only to the following ***:

3.2      Aircraft No.               Aircraft Type            Scheduled Delivery
         ------------               -------------            ------------------

         ***

         3.3 In the event that the Buyer ***.

4.       ***
         ---

         4.1 Paragraph 1.3 of Letter Agreement No. 5 to the Agreement is deleted and replaced with the following:

         QUOTE

         1.3      ***

         UNQUOTE

5.       ***
         ---

5.1      ***
         ---

5.1.1    Subject to Subparagraph 5.1.2, the Seller hereby grants the Buyer ***.

5.1.2    The *** will:

                  ***

5.2      ***
         ---

5.2.1 Subparagraph 2.2 of Letter Agreement No. 5 is hereby deleted and replaced with the following:

         QUOTE

         2.2 ***

         UNQUOTE

6.       TRAINING
         --------

6.1 The Buyer and the Seller agree to delete the provisions of Paragraph 4 to Amendment No. 8 in their entirety and such provisions are no longer in force or effect.

6.2      The parties further agree that in the event that ***.

6.3      ***

7.       ***
         ---

         The parties agree that the provisions of Paragraph 4 of Amendment No. 4 to the Agreement shall apply to the ***.

8.       ASSIGNMENT
         ----------

         This Letter Agreement and the rights and obligations of the Buyer hereunder will not be assigned or transferred in any manner without the prior written consent of the Seller, and any attempted assignment or transfer in contravention of the provisions of this Paragraph 8 will be void and of no force or effect. Notwithstanding the preceding sentence, the terms of Subclauses
         19.5 and 19.6 of the Agreement will apply to this Letter
         Agreement.

9.       GOVERNING LAW
         -------------

         The provisions of Paragraph 5 of the Amendment are hereby incorporated by reference herein with the same effect as if set forth in full herein.

10.      COUNTERPARTS
         ------------

         This Letter Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered will be an original, but all such counterparts will together constitute but one and the same instrument.

         If the foregoing correctly sets forth our understanding, please execute the original and one (1) copy hereof in the space provided below and return a copy to the Seller.

                                          Very truly yours,

                                          AVSA, S.A.R.L.


                                          By:  /s/ Marie-Pierre Merle-Beral
                                               -------------------------------

                                          Its: Chief Executive Officer
                                               -------------------------------

                                          Date:
                                               -------------------------------

         Accepted and Agreed

         US Airways Group, Inc.


         By:     /s/ Jeffery A. McDougle
                --------------------------------

         Its:    VP - Finance and Treasurer
                --------------------------------

         Date:   July 17, 2002
                --------------------------------

                           LETTER AGREEMENT NO. 2

                  To Amendment No. 11 dated July 17, 2002



US Airways Group, Inc.
2345 Crystal Drive
Arlington, VA 22227


Re: Other Matters

Ladies and Gentlemen:

US Airways Group, Inc. (the "Buyer"), and AVSA, S.A.R.L. (the "Seller"), have entered into Amendment No. 11, dated as of even date herewith (the "Amendment"), to the Airbus A319/A320/A321 Purchase Agreement dated as of October 31, 1997 as amended from time to time (the "Agreement"), which Agreement covers among other things, the sale by the Seller and the purchase by the Buyer of certain Aircraft, under the terms and conditions set forth in the said Agreement. The Buyer and the Seller have agreed to set forth in this Letter Agreement No. 2 to the Amendment (the "Letter Agreement") certain additional terms and conditions regarding the purchase and sale of the Aircraft. Capitalized terms used herein and not otherwise defined in this Letter Agreement will have the meanings assigned thereto in the Agreement. The terms "herein," "hereof" and "hereunder" and words of similar import refer to this Letter Agreement.

Both parties agree that this Letter Agreement will constitute an integral, nonseverable part of said Amendment, that the provisions of said Amendment are hereby incorporated herein by reference, and that this Letter Agreement will be governed by the provisions of said Agreement, except that if the Agreement, the Amendment and this Letter Agreement have specific provisions which are inconsistent, the specific provisions contained in this Letter Agreement will govern.



1.       Other Matters
         -------------

         1.1      ***

         1.2      ***

1.3      ***

1.4      ***


2.       Assignment
         ----------

         This Letter Agreement and the rights and obligations of the Buyer hereunder will not be assigned or transferred in any manner without the prior written consent of the Seller, and any attempted assignment or transfer in contravention of the provisions of this Paragraph 2 will be void and of no force or effect. Notwithstanding the preceding sentence, the terms of Subclauses
         19.5 and 19.6 of the Agreement will apply to this Letter
         Agreement.

3.       Governing Law
         -------------

         The provisions of Paragraph 5 of the Amendment are hereby incorporated by reference herein with the same effect as if set forth in full herein.

4.       Counterparts
         ------------

         This Letter Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered will be an original, but all such counterparts will together constitute but one and the same instrument.

         If the foregoing correctly sets forth our understanding, please execute the original and one (1) copy hereof in the space provided below and return a copy to the Seller.

                                         Very truly yours,

                                         AVSA, S.A.R.L.


                                         By:  /s/ Marie-Pierre Merle-Beral
                                              --------------------------------

                                         Its: Chief Executive Officer
                                              --------------------------------

                                         Date:
                                              --------------------------------


         Accepted and Agreed

         US Airways Group, Inc.


         By:   /s/ Jeffery A. McDougle
               ------------------------------

         Its:  VP- Finance and Treasurer
               ------------------------------
         Date: July 17, 2002
               ------------------------------

                                                                 Exhibit 10.2

Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted text has been marked with a triple asterisk ("***") and has been filed separately with the Securities and Exchange Commission.



                                Amendment No. 5

                      TO THE A330/A340 PURCHASE AGREEMENT

                         dated as of November 24, 1998

                                    between

                                AVSA, S.A.R.L.,

                                      and

                            US AIRWAYS GROUP, INC.


This Amendment No. 5 (hereinafter referred to as the "Amendment") entered into as of July 17, 2002, by and between AVSA, S.A.R.L., a societe a responsabilite limitee organized and existing under the laws of the Republic of France, having its registered office located at 2, Rond Point Maurice Bellonte, 31700 Blagnac, FRANCE (hereinafter referred to as the "Seller"), and US Airways Group, Inc., a corporation organized and existing under the laws of the State of Delaware, United States of America, having its executive offices located at 2345 Crystal Drive, Arlington, VA 22227, U.S.A. (hereinafter referred to as the "Buyer") ;

WITNESSETH :

WHEREAS, the Buyer and the Seller entered into an Airbus A330/A340 Purchase Agreement, dated as of November 24, 1998, relating to the sale by the Seller and the purchase by the Buyer of certain Airbus A330 and A340 model aircraft (the "Aircraft"), which agreement, together with all Exhibits, Appendices and Letter Agreements attached thereto and as amended by Amendment No.1 dated as of March 23, 2000, Amendment No. 2 dated as of June 29, 2000, Amendment No. 3 dated as of November 27, 2000, Amendment No. 4 dated as of September 20, 2001, and as the same is hereby and may be further amended from time to time, is hereinafter called the "Agreement".

WHEREAS, the Buyer and the Seller agree to reschedule the delivery of one Aircraft and to amend certain terms of the Agreement.

NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

Capitalized terms used herein and not otherwise defined in this Amendment will have the meanings assigned to them in the Agreement. The terms "herein," "hereof," and hereunder and words of similar import refer to this Amendment.

1.     DELIVERY
       --------

1.1    The A330-300 Aircraft scheduled for delivery in ***.

1.2 As a result of the above ***, the delivery schedule set forth in Clause 9.1.1 of the Agreement as amended from time to time is hereby deleted and replaced with the following:

       QUOTE

       A/c No.                    A/c Type                  Delivery Date
       -------                    --------                  -------------

       ***

       UNQUOTE

2.     PAYMENTS
       --------

       The Buyer and the Seller agree that ***.

3.     EFFECT OF AMENDMENT
       -------------------

       The Agreement will be deemed to be amended to the extent herein provided, and, except as specifically amended hereby, will continue in full force and effect in accordance with its original terms. This Amendment supersedes any previous understandings, commitments, or representations whatsoever, whether oral or written, related to the subject matter of this Amendment including, but not limited to, the agreements between the parties dated August 14, 2001 (AVSA No. 5283.3), October 11, 2001 (signed on October 12, 2001, AVSA No. 5283.4) and June 28, 2002 (AVSA No. 5283.5.6) but only to the extent such agreements relate to the subject matter of this Amendment.

       Both parties agree that this Amendment will constitute an integral, nonseverable part of said Agreement, that the provisions of said Agreement are hereby incorporated herein by reference, and that this Amendment will be governed by the provisions of said Agreement, except that if the Agreement and this Amendment have specific provisions that are inconsistent, the specific provisions contained in this Amendment will govern.

4.     ASSIGNMENT
       ----------

       This Amendment and the rights and obligations of the Buyer hereunder will not be assigned or transferred in any manner without the prior written consent of the Seller, and any attempted assignment or transfer in contravention of the provisions of this Paragraph 4 will be void and of no force or effect. Notwithstanding the preceding sentence, the terms of Subclause 19.5 of the Agreement will apply to this Amendment.

5.     GOVERNING LAW
       -------------

       THIS AMENDMENT WILL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK. THE PERFORMANCE OF THIS AMENDMENT WILL
       BE DETERMINED ALSO IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

       THE PARTIES HEREBY ALSO AGREE THAT THE UNITED NATIONS CONVENTION ON THE INTERNATIONAL SALE OF GOODS WILL NOT APPLY TO THIS TRANSACTION.

6.     COUNTERPARTS
       ------------

       This Amendment may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered will be an original, but all such counterparts will together constitute but one and the same instrument.

       If the foregoing correctly sets forth our understanding, please execute this Amendment in the space provided below, whereupon, as of the date first above written, this Amendment will constitute part of the Agreement.


       Agreed and accepted                     Yours sincerely,

       US AIRWAYS GROUP, INC.                  AVSA, S.A.R.L.


       By:  /s/ Jeffery A. McDougle            By:  /s/ Marie-Pierre Merle-Beral
            ---------------------------             ----------------------------

       Its: VP - Finance and Treasurer         Its: Chief Executive Officer
            ---------------------------             ----------------------------

                            LETTER AGREEMENT NO. 1

                    To Amendment No. 5 dated July 17, 2002



US Airways Group, Inc.
2345 Crystal Drive
Arlington, VA 22227


Re: Miscellaneous

Ladies and Gentlemen:

US Airways Group, Inc. (the "Buyer"), and AVSA, S.A.R.L. (the "Seller"), have entered into Amendment No. 5, dated as of even date herewith (the "Amendment"), to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 as amended from time to time (the "Agreement"), which Agreement covers among other things, the sale by the Seller and the purchase by the Buyer of certain Aircraft , under the terms and conditions set forth in said Agreement. The Buyer and the Seller have agreed to set forth in this Letter Agreement No. 1 to the Amendment (the "Letter Agreement") certain additional terms and conditions regarding the purchase and sale of the Aircraft. Capitalized terms used herein and not otherwise defined in this Letter Agreement will have the meanings assigned thereto in the Agreement. The terms "herein," "hereof" and "hereunder" and words of similar import refer to this Letter Agreement.

Both parties agree that this Letter Agreement will constitute an integral, nonseverable part of said Amendment, that the provisions of said Amendment are hereby incorporated herein by reference, and that this Letter Agreement will be governed by the provisions of said Agreement, except that if the Agreement, the Amendment and this Letter Agreement have specific provisions which are inconsistent, the specific provisions contained in this Letter Agreement will govern.

1.       ***
         ---

         The parties agree that the provisions of Subparagraph 1.4 of Letter Agreement No. 5 to the Agreement are hereby deleted in their entirety and are no longer in force or effect.

@.       ASSIGNMENT
         ----------

         This Letter Agreement and the rights and obligations of the Buyer hereunder will not be assigned or transferred in any manner without the prior written consent of the Seller, and any attempted assignment or transfer in contravention of the provisions of this Paragraph 2 will be void and of no force or effect. Notwithstanding the preceding sentence, the terms of Subclause 19.5 of the Agreement will apply to this Letter Agreeement.

3.       GOVERNING LAW
         -------------

         The provisions of Paragraph 5 of the Amendment are hereby incorporated by reference herein with the same effect as if set forth in full herein.

4.       COUNTERPARTS
         ------------

         This Letter Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered will be an original, but all such counterparts will together constitute but one and the same instrument.



         If the foregoing correctly sets forth our understanding, please execute the original and one (1) copy hereof in the space provided below and return a copy to the Seller.



                                             Very truly yours,

                                             AVSA, S.A.R.L.


                                             By:   /s/ Marie-Pierre Merle-Beral
                                                   ----------------------------

                                             Its:  Chief Executive Officer
                                                   ----------------------------

                                             Date:
                                                   ----------------------------


Accepted and Agreed

US Airways Group, Inc.



By:    /s/ Jeffery A. McDougle
       ---------------------------

Its:   VP - Finance and Treasurer
       --------------------------

Date:  July 17, 2002
       --------------------------


US Airways - A330/A340 - LA 2 to AM 5
July 2002

                            LETTER AGREEMENT NO. 2

                    To Amendment No. 5 dated July 17, 2002




US Airways Group, Inc.
2345 Crystal Drive
Arlington, VA 22227

Re: Other Matters

Ladies and Gentlemen:

US Airways Group, Inc. (the "Buyer"), and AVSA, S.A.R.L. (the "Seller"), have entered into Amendment No. 5, dated as of even date herewith (the "Amendment"), to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 as amended from time to time (the "Agreement"), which Agreement covers among other things, the sale by the Seller and the purchase by the Buyer of certain Aircraft , under the terms and conditions set forth in the said Agreement. The Buyer and the Seller have agreed to set forth in this Letter Agreement No. 2 to the Amendment (the "Letter Agreement") certain additional terms and conditions regarding the purchase and sale of the Aircraft. Capitalized terms used herein and not otherwise defined in this Letter Agreement will have the meanings assigned thereto in the Agreement. The terms "herein," "hereof" and "hereunder" and words of similar import refer to this Letter Agreement.

Both parties agree that this Letter Agreement will constitute an integral, nonseverable part of said Amendment, that the provisions of said Amendment are hereby incorporated herein by reference, and that this Letter Agreement will be governed by the provisions of said Agreement, except that if the Agreement, the Amendment and this Letter Agreement have specific provisions which are inconsistent, the specific provisions contained in this Letter Agreement will govern.


1.       OTHER MATTERS
         -------------

           1.1      ***

           1.2      ***

           1.3      ***

           1.4      ***

2.       ASSIGNMENT
         ----------

         This Letter Agreement and the rights and obligations of the Buyer hereunder will not be assigned or transferred in any manner without the prior written consent of the Seller, and any attempted assignment or transfer in contravention of the provisions of this Paragraph 2 will be void and of no force or effect. Notwithstanding the preceding sentence, the terms of Subclause 19.5 of the Agreement will apply to this Letter Agreement.

3.       GOVERNING LAW
         -------------

         The provisions of Paragraph 5 of the Amendment are hereby incorporated by reference herein with the same effect as if set forth in full herein.

4.       COUNTERPARTS
         ------------

         This Letter Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered will be an original, but all such counterparts will together constitute but one and the same instrument.

If the foregoing correctly sets forth our understanding, please execute the original and one (1) copy hereof in the space provided below and return a copy to the Seller.



                                             Very truly yours,

                                             AVSA, S.A.R.L.


                                             By:   /s/ Marie-Pierre Merle-Beral
                                                   ----------------------------

                                             Its:  Chief Executive Officer
                                                   ----------------------------

                                             Date:
                                                   ----------------------------


Accepted and Agreed

US Airways Group, Inc.



By:    /s/ Jeffery A. McDougle
       ---------------------------

Its:   VP - Finance and Treasurer
       --------------------------

Date:  July 17, 2002
       --------------------------

                                                              Exhibit 99.1
                  Certification of CEO and CFO Pursuant to
                          18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Report on Form 10-Q of US Airways Group, Inc. (Company) for the quarterly period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (Report), David N. Siegel, as President and Chief Executive Officer of the Company, and Neal
S. Cohen, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ David N. Siegel
--------------------------------
Name:    David N. Siegel
Title:   President and Chief Executive Officer
Date:    August 16, 2002

/s/ Neal S. Cohen
--------------------------------
Name:    Neal S. Cohen
Title:   Chief Financial Officer
Date:    August 16, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.