Form 10-K
period 2002-12-31
US AIRWAYS GROUP INC
filed 2003-03-27
CIK 701345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K.

ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from            to

US Airways Group, Inc.

(DEBTOR AND DEBTOR-IN-POSSESSION)

(Exact name of registrant as specified in its charter)

State of Incorporation: Delaware

2345 Crystal Drive, Arlington, Virginia 22227

(Address of principal executive offices)

(703) 872-7000

(Registrant’s telephone number, including area code)

(Commission file number: 1-8444)

(I.R.S. Employer Identification No: 54-1194634)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common stock, par value $1.00 per share (Common Stock)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting stock of US Airways Group, Inc. held by non-affiliates on June 28, 2002 was approximately $245,000,000. On February 28, 2003, there were outstanding approximately 68,077,000 shares of Common Stock.

(this space intentionally left blank)

US Airways Group, Inc.

Form 10-K

Year Ended December 31, 2002

(table of contents continued on following page)

US Airways Group, Inc.

Form 10-K

Year Ended December 31, 2002

Table of Contents

(continued)

Part I

Item 1. Business

Overview

US Airways Group, Inc. (US Airways Group or the Company) is a corporation organized under the laws of the State of Delaware. The Company’s executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-7000).

US Airways Group’s primary business activity is the operation of a major network air carrier through its ownership of the common stock of US Airways, Inc. (US Airways), Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont), PSA Airlines, Inc. (PSA), MidAtlantic Airways, Inc. (MidAtlantic), US Airways Leasing and Sales, Inc. (US Airways Leasing and Sales), Material Services Company, Inc. (MSC) and Airways Assurance Limited, LLC (AAL). In connection with the agreement between US Airways and its pilots, the Company expects to structure MidAtlantic as a division of US Airways rather than as a separate subsidiary of the Company.

As discussed in more detail below, on August 11, 2002 (Petition Date), the Company and its seven domestic subsidiaries (collectively, the Debtors), which account for substantially all of the operations of the Company, including its principal operating subsidiary US Airways, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court or Court) (Case Nos. 02-83984-SSM through 02-83991-SSM). The Debtors’ cases are being jointly administered under the caption “In re US Airways Group, Inc., et al., Case No. 02-83984-SSM.” The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

US Airways, which is also a corporation organized under the laws of the State of Delaware, is the Company’s principal operating subsidiary. US Airways is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. In 2002, US Airways accounted for approximately 83% of the Company’s operating revenues on a consolidated basis. US Airways enplaned approximately 47 million passengers in 2002 and was the seventh largest U.S. air carrier (as ranked by revenue passenger miles (RPMs)). As of December 31, 2002, US Airways operated 280 jet aircraft (see Part I, Item 2 “Properties” for additional information related to aircraft operated by US Airways) and provided regularly scheduled service at 91 airports in the continental United States, Canada, Mexico, France, Germany, Italy, Spain, the Netherlands, the United Kingdom and the Caribbean. US Airways expects to begin service to Ireland in May 2003. US Airways’ executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-7000). US Airways’ internet address is www.usairways.com.

The Company’s operations consist of two segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways jet service. The US Airways Express segment includes operations from three wholly-owned airlines and three affiliate regional jet operators as of December 31, 2002. As mentioned above, US Airways accounted for approximately 83% of the Company’s operating revenues on a consolidated basis in 2002. The Company’s results are seasonal with operating results typically highest in the second and third quarters due to US Airways’ combination of business traffic and North-South leisure traffic in the eastern U.S. during those periods.

US Airways’ major connecting hubs are at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Boston’s Logan International Airport (Logan), New York’s LaGuardia Airport (LaGuardia) and Washington’s Ronald Reagan Washington

National Airport (Reagan National). Measured by departures, US Airways is among the largest at each of the foregoing airports and is the largest air carrier in many smaller eastern U.S. cities such as Buffalo, Hartford, Richmond, and Rochester. US Airways is also a leading airline from the Northeast U.S. to Florida. US Airways’ East coast-based hubs, combined with its strong presence at many East coast airports, have made it the largest intra-East coast carrier, comprising 35% of the industry’s intra-East coast revenues based on the most recent industry revenue data available.

US Airways Leasing and Sales, MSC and AAL operate in support of the Company’s airline subsidiaries in areas such as the procurement of aviation fuel, assisting with maintenance contracts, the marketing of surplus assets and insurance.

Filings with the Securities and Exchange Commission (SEC) for US Airways Group and US Airways, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at investor.usairways.com/edgar.cfm.

Update on Chapter 11 Proceedings

Chapter 11 Reorganization

The following discussion provides general background information regarding the Debtors’ Chapter 11 cases, but is not intended to be an exhaustive summary. For additional information regarding the effect of these cases on the Debtors, investors should refer to the Bankruptcy Code and to the disclosure statement approved by the Bankruptcy Court on January 17, 2003 and filed with US Airways Group’s Current Report on Form 8-K, dated January 31, 2003 and filed with the SEC on February 4, 2003 (Disclosure Statement).

In response to a series of adverse events that led to severe financial losses, in mid-2002, US Airways Group’s management undertook a comprehensive restructuring effort to achieve cost competitiveness through economic concessions from key stakeholders, such as employees, aircraft lenders and lessors and other vendors in order to allow the Company to reduce costs, create financial flexibility and restore its long-term viability and profitability. Despite extensive negotiations and substantial progress in obtaining concessions, the Company was unable to achieve sufficient cost savings from a sufficient number of its key stakeholders to enable it to restructure on a consensual basis outside of Chapter 11 of the Bankruptcy Code. Accordingly, faced with declining seasonal revenues and cash flow, the Company determined it was necessary to file for relief under Chapter 11 as a means of completing the restructuring process and putting the Company in a position to return to profitability.

On August 11, 2002, the Company and its seven domestic subsidiaries, which account for substantially all of the operations of the Company, including its principal operating subsidiary, US Airways, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases are being jointly administered under the caption “In re US Airways Group, Inc., et al., Case No. 02-83984-SSM.” The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

At hearings held on August 12, 2002, the Bankruptcy Court granted the Debtors’ first day motions for various relief designed to stabilize their operations and business relationships with customers, vendors, employees and others and entered orders granting authority to the Debtors to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the Debtors’ Dividend Miles program and its ticketing programs; (d) honor obligations arising prior to the Petition Date related to the Company’s interline, clearinghouse, code sharing and other similar agreements; (e) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facilities charges; and (f) pay certain other obligations. The Bankruptcy Court also gave interim approval for US Airways Group to borrow $75 million under a proposed $500 million senior secured debtor-in-possession financing facility provided by Credit Suisse First Boston, Cayman Islands Branch, and Bank of America, N.A., with participation from Texas Pacific Group (Original DIP Facility). At that time, US Airways Group also announced its entry into a memorandum of understanding with Texas Pacific Group (TPG) for a $200 million equity investment upon emergence from bankruptcy (the TPG MOU). Such proposed investment was subject to higher or otherwise better offers. As required by the Bankruptcy Code, the United States Trustee appointed an official committee of unsecured creditors (the Official Committee). The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.

On September 25, 2002, each of the Debtors filed with the Bankruptcy Court their respective “Schedules of Assets and Liabilities and Statements of Financial Affairs” (Initial Schedules and Statements) and the corresponding explanatory notes (Explanatory Notes), which set forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in the Explanatory Notes. On December 2, 2002, certain of the Debtors filed amendments to the Initial Schedules and Statements to add certain new creditors thereto. The deadline for filing proofs of claim with the Bankruptcy Court was November 4, 2002 (General Bar Date), with a limited exception for governmental entities, which had until February 7, 2003 to file proofs of claim (Governmental Units Bar Date). The Debtors’ claims agent received approximately 4,500 timely-filed proofs of claims as of the General Bar Date totaling approximately $61 billion in the aggregate, and approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $225 million in the aggregate. As is typical in reorganization cases, differences between amounts scheduled by the Debtors and claims by creditors are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of such liability. The Debtors believe that many of these claims are duplicative, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. The Plan of Reorganization (defined below) provides for a disputed claims resolution process. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. Until the disputed claims resolution process is finalized and the amount of allowed claims determined in connection therewith, distributions to general unsecured claimants under the Plan of Reorganization will not be made. On February 27, 2003, the Debtors filed an exhibit to its Plan of Reorganization listing the contracts that were assumed and rejected.

On September 26, 2002, after receiving an offer on September 25, 2002, the Company entered into a definitive investment agreement with the Retirement Systems of Alabama to be the proposed Plan of Reorganization equity sponsor, superseding the TPG MOU. On January 17, 2003, the Company and the Retirement Systems of Alabama entered into an amendment to the investment agreement (as amended, the RSA Investment Agreement) which provides that the Retirement Systems of Alabama Holdings LLC (RSA) will replace The Retirement Systems of Alabama as the investor under the RSA Investment Agreement. Under the RSA Investment Agreement, which is a keystone to the Plan of Reorganization, RSA will invest $240 million in cash and is expected to hold approximately 36.2%, on a fully-diluted basis, of the equity in, and the right to designate eight of 15 directors of, the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to a confirmed plan of reorganization, as more fully described in the Disclosure Statement (the RSA Investment). Just as with the TPG MOU, the RSA Investment was subject to higher or otherwise better offers, to be solicited by the Debtors in accordance with the amended bidding procedures (Amended Bidding Procedures) approved by the Bankruptcy Court. The Amended Bidding Procedures established November 15, 2002 as the deadline for submission to the Debtors of competing plan proposals. No competing proposals were received by the Debtors and, accordingly, RSA was designated as the winning plan sponsor.

US Airways Group also accepted a commitment from The Retirement Systems of Alabama for a fully-underwritten $500 million debtor-in-possession financing facility on substantially the same terms as the Original DIP Facility (RSA DIP Facility or DIP Facility). The RSA DIP Facility replaced the Original DIP Facility. See “Debtor-In-Possession Financing” and “RSA Investment” below for more information regarding the RSA DIP Facility and RSA Investment.

Under the Bankruptcy Code, the Debtors had the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if they did so, 60 additional days to obtain necessary acceptances of their plan. Such periods were subject to extension by the Bankruptcy Court for cause. On December 12, 2002, the Bankruptcy Court extended the Debtors’ exclusive period to propose a plan of reorganization (Filing Period) through January 31, 2003, and to solicit acceptances of such plan (Solicitation Period) through April 1, 2003. On February 20, 2003, the Bankruptcy Court once again extended the Filing Period and Solicitation Period through March 31, 2003 and May 30, 2003, respectively.

Bankruptcy law does not permit solicitation of votes on a reorganization plan until the Bankruptcy Court approves the applicable disclosure statement relating to the reorganization plan. On December 20, 2002, the Debtors filed the “Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession” and the related disclosure statement. On January 17, 2003, the Debtors filed the “First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession” (Plan of Reorganization) and related Disclosure Statement. On January 16 and January 17, 2003, the Bankruptcy Court held hearings on the Disclosure Statement and, on January 17, 2003, entered an order approving the Disclosure Statement as containing information adequate to enable creditors whose votes are being solicited to make an informed judgment whether to accept or reject the Plan of Reorganization and, among other things, authorized a balloting and solicitation process. That solicitation process commenced on January 31, 2003 when the Debtors mailed solicitation packages to creditors and concluded on March 10, 2003, which was the date by which creditors’ ballots were to be received by the Debtors’ voting agent in order to be counted. March 10, 2003 also marked the deadline by which objections to the Plan of Reorganization were to be filed with the Bankruptcy Court. In addition, the Bankruptcy Court scheduled March 18, 2003 as the date for commencement of a hearing on confirmation of the Plan of Reorganization.

The Plan of Reorganization constitutes a separate plan of reorganization for each of the Debtors. In accordance with the Bankruptcy Code, the Plan of Reorganization divides claims against, and interests in, each of the Debtors into classes (Classes of Claims and Interests) according to their relative seniority and other criteria and provides the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agrees to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provides for full payment of all allowed administrative and priority claims, and the distribution of shares of new equity in reorganized US Airways Group to unsecured creditors of the Debtors in satisfaction of their allowed claims, which distribution is estimated to have a value, as disclosed in the Disclosure Statement, expected to be between 1.2 percent to 1.8 percent of total allowed unsecured claims. US Airways Group’s existing subordinated creditors and equity security holders are not entitled to any distribution under the Plan of Reorganization. Investors should refer to the Plan of Reorganization and the Disclosure Statement for a complete statement of its terms.

On March 18, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization (Confirmation Order). While the Plan of Reorganization has been confirmed by the Bankruptcy Court, it has not yet been consummated. The Plan of Reorganization will be consummated on the business day determined by the Debtors on which all conditions to the consummation of the Plan of Reorganization have been satisfied or waived and is the day upon which the Plan of Reorganization is substantially consummated (the Effective Date). Provided that the conditions precedent to consummation are either satisfied or waived in accordance with the Plan of Reorganization, the Effective Date of the Plan of Reorganization is expected to occur on or about March 31, 2003, unless such date is extended by the Debtors. The following are the conditions precedent to the occurrence of the Effective Date: (i) the Bankruptcy Court shall have entered one or more orders (which may include the Confirmation Order) authorizing the assumption of unexpired leases and executory contracts by the Debtors as contemplated by the Plan of Reorganization; (ii) all conditions precedent to the funding under the RSA Investment Agreement shall have been satisfied or waived in accordance with the terms thereof and the funding under such agreement shall have occurred; (iii) the $900 million loan guarantee (ATSB Guarantee) from the Air Transportation Stabilization Board ( Stabilization Board—see “ATSB Loan” below) shall have been executed and delivered by all of the parties thereto, and all conditions precedent to the consummation thereof shall have been waived or satisfied in accordance with the terms thereof, and funding as agreed upon under the ATSB Guarantee shall have occurred; (iv) the tentative agreements reached in December 2002, between US Airways and the employee groups represented by the Association of Flight Attendants, the Communication Workers of America, the International Association of Machinists and Aerospace Workers and the Transport Workers Union modifying earlier restructuring agreements to incorporate additional cost reductions shall have been ratified and executed by the parties thereto; (v) requisite actions shall have been taken such that the pension funding requirements with respect to the employee defined benefit pension plans maintained by US Airways shall be consistent with the pro forma financial projections appended to the Disclosure Statement; and (vi) the Confirmation Order shall remain unstayed. There can be no assurance that all conditions will be satisfied by March 31, 2003.

The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined unless and until the Bankruptcy Court lifted the automatic stay.

Notwithstanding the above general discussion of the automatic stay, however, the Debtors’ right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, within 60 days after the Petition Date (Section 1110 Deadline), agree to perform all of the obligations (Section 1110 Agreement) under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Debtors’ insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court. Until the occurrence of the Effective Date, the provisions of section 1110 may materially impact the Debtors’ options with respect to its fleet optimization strategy.

In order to address the fleet-related issues raised by section 1110, the Debtors entered into various stipulations and agreements with their respective aircraft lessors and mortgagees including, but not limited to, stipulations to extend the section 1110 deadline (Section 1110 Deadline Extension) and Section 1110 Agreements. By March 31, 2003, the Debtors expect that every aircraft in the Debtors’ fleet will be subject to a restructuring agreement, a Section 1110 Agreement or a Section 1110 Deadline Extension, the agreement with respect to the aircraft will have been assumed, or such aircraft will have been abandoned or rejected. The Debtors may make further adjustments to their aircraft fleet consistent with the Plan of Reorganization and the Confirmation Order. As of December 31, 2002, the Debtors had rejected or abandoned 85 aircraft including 57 aircraft that were parked prior to the Petition Date.

On January 30, 2003, the Debtors filed a motion requesting (i) a determination from the Bankruptcy Court that the Debtors satisfy the financial requirements for a “distress termination” of the defined benefit Retirement Income Plan for Pilots of US Airways, Inc. (Pilot Retirement Plan) under section 404(c)(2)(B)(ii)(IV) of the Employee Retirement Income Security Act of 1974, as amended, and approval of such pension plan’s termination and (ii) the authorization of the implementation of a defined contribution retirement plan for its pilots (Distress Termination Motion). A hearing on the Distress Termination Motion began on February 21, 2003 and continued thereafter from February 24 through March 1, 2003. On March 2, 2003, the Bankruptcy Court authorized the Debtors to terminate the Pilot Retirement Plan on March 31, 2003 subject to a determination, under the arbitration procedures established by the collective bargaining agreement and the Railway Labor Act, that the proposed termination does not violate the collective bargaining agreement between US Airways and the Air Line Pilots Association (ALPA). The Bankruptcy Court authorized US Airways to establish, effective as of the date of termination, a follow-on defined contribution retirement plan for the pilots of US Airways, on terms consistent with the letter agreement of December 13, 2002, between US Airways and ALPA. On March 21, 2003, the Company and ALPA reached agreement on a replacement pension plan to be effective April 1, 2003. The agreement was ratified by the ALPA Master Executive Council and is subject to approval by the Pension Benefit Guaranty Corporation (PBGC) and final approval by the Bankruptcy Court. On March 24, 2003, the Debtors filed a motion with the Bankruptcy Court seeking supplemental authority to implement the new defined contribution plan. The motion is expected to be heard on March 28, 2003. The Company anticipates receiving final PBGC approval prior to the proposed plan termination on March 31, 2003.

Debtor-In-Possession Financing

On September 26, 2002, the Bankruptcy Court approved the Company’s designation of RSA as its proposed Plan of Reorganization equity sponsor and granted interim approval of the $500 million RSA DIP Facility on substantially the same terms as the Original DIP Facility. The Bankruptcy Court also granted US Airways Group the authority to borrow up to $300 million under the RSA DIP Facility. On September 27, 2002, the Company borrowed $300 million under the RSA DIP Facility and used a portion of such funds to repay the $75 million that was outstanding under the Original DIP Facility. A final order approving the RSA DIP Facility was entered by the Bankruptcy Court on November 8, 2002. On March 7, 2003, an additional $69 million was borrowed under the RSA DIP Facility.

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

The definitive documentation relating to the RSA DIP Facility contains covenants that require the Company to satisfy ongoing financial requirements including operating results, cash receipts and liquidity. Such covenants also limit, among other things, the Debtors’ ability to borrow additional money, pay dividends and make additional corporate investments.

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

The remaining $131 million of availability under the RSA DIP Facility, subject to the limitation on borrowing availability discussed above, will be available to the Company after certain conditions are met, including (i) the entry by the Bankruptcy Court of a final order approving the terms and conditions of the RSA DIP Facility documents; (ii) the minimum statutory and regulatory review periods shall have expired with respect to US Airways’ marketing agreements with United Air Lines, Inc. (United) and neither the U.S. Department of Transportation nor any other applicable governmental authority or third party has filed any material objection to such marketing agreements which has not been resolved; (iii) (a) the receipt of written confirmation from the Stabilization Board of its conditional approval for the ATSB Guarantee under the Air Transportation Safety and System Stabilization Act (Stabilization Act), subject to confirmation by the Bankruptcy Court of a plan of reorganization reasonably acceptable to the Stabilization Board, (b) the approval by the Stabilization Board of a substantially final draft of the plan of reorganization and disclosure statement to be filed in the cases, and (c) the Company demonstrating to the reasonable satisfaction of RSA that it is likely to satisfy all of the conditions to the issuance of the ATSB Guarantee; and (iv) banks, financial institutions and other institutional lenders satisfactory to the Company and RSA delivering commitments to lend at least the $100 million “at-risk” portion of the $1 billion Stabilization Board guaranteed loan. The Company met the condition described in clause (i) above when the Bankruptcy Court entered a final order approving the RSA DIP Facility on November 8, 2002. With respect to the marketing agreements described in clause (ii) above, on October 2, 2002, the U.S. Department of Transportation announced that it had completed its review of US Airways’ marketing agreements with United and had determined to end the statutory waiting period for such agreements. The Company met the conditions described in clauses (iii)(a) and (iii)(b) above when the Company received written confirmation from the Stabilization Board of its conditional approval of the ATSB Guarantee by letter on February 11, 2003 and the Plan of Reorganization, which was reasonably acceptable to the Stabilization Board, was confirmed by the Bankruptcy Court on March 18, 2003. The Company met the condition in clause (iv) above when it secured commitments from its “at-risk” lenders.

On March 20, 2003, the Company notified RSA that it was not in compliance with a material financial covenant under the DIP Facility. Under the terms of the DIP Facility, RSA could exercise one or more remedies, including but not limited to, a cancellation of its commitment to lend under the DIP Facility as well as the right, upon five business days’ notice, to recover the collateral for the loan. The Company is in discussions with RSA regarding the funding of the remaining $131 million available under the DIP Facility and a potential waiver or standstill agreement while the Company completes the final stages of emergence from Chapter 11.

RSA Investment

The RSA Investment Agreement covers certain matters, including but not limited to, board composition, the Company’s post-emergence capital structure and the replacement of the Retirement Systems of Alabama with the Retirement Systems of Alabama Holdings LLC as the investor under the RSA Investment Agreement. RSA will invest $240 million in cash and is expected to hold approximately 36.2%, on a fully-diluted basis, of the equity in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to the confirmed Plan of Reorganization. If the RSA Investment is consummated in accordance with its terms, RSA is expected to have a voting interest of approximately 71.6% in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to the confirmed Plan of Reorganization and would hold eight of 15 seats on US Airways Group’s Board of Directors. The RSA Investment is subject to customary conditions to closing as well as the Company’s achievement of certain financial and operational benchmarks. The RSA Investment, if consummated, contemplates the cancellation of the common stock of US Airways Group (Common Stock).

Notice and Hearing Procedures for Trading in Claims and Equity Securities

In connection with the Company’s bankruptcy filing, on August 12, 2002, the Bankruptcy Court entered an interim order (Interim NOL Order) to assist the Debtors in monitoring and preserving their net operating losses (NOLs) by imposing certain notice and hearing procedures on trading in (i) claims against the Debtors (Claims) or (ii) equity securities in the Company. In general, the Interim NOL Order applied to any person or entity that, directly or indirectly, beneficially owns, or was about to enter into a transaction pursuant to which it would directly or indirectly beneficially own, (i) an aggregate principal amount of Claims equal to or exceeding $50 million (including a lease or leases under which one or more of the Debtors are lessees and pursuant to which payments of $50 million or more, in the aggregate, are or will become due) or (ii) three million or more shares of Common Stock. Under the Interim NOL Order, such persons or entities were required to provide 30 calendar days advance notice to the Court, the Debtors, and Debtors’ counsel prior to purchasing or selling any Claims or Common Stock, and the Debtors had 30 calendar days after receipt of such notice to object to any proposed transfer described therein. If the Debtors filed an objection, such transaction would not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. If the Debtors did not object within such 30 day period, such transaction may have proceeded solely as set forth in the notice. Moreover, the Interim NOL Order required that any person or entity who, directly or indirectly, beneficially owned $50 million or more in Claims or three million or more shares of Common Stock file and serve a notice setting forth the size of their holdings on or before the later of (i) 40 days after the effective date of the notice of entry of the Interim NOL Order or (ii) 10 days after becoming such a beneficial owner. Pursuant to the Interim NOL Order, any purchase, sale or other transfer of Claims or equity securities in the Company in violation of these procedures was null and void ab initio as an act in violation of the automatic stay under section 362 of the Bankruptcy Code.

After holding a final hearing on the Interim NOL Order on September 26, 2002, the Bankruptcy Court entered the final order on October 2, 2002 (Final NOL Order), which modified certain aspects of the Interim Order. The modifications include, among others, (i) an increase from $50 million to $100 million of the Claims threshold amount for determining which creditors are subject to the notice and objection procedures of the Final NOL Order and (ii) a decrease from 30 calendar days to 10 business days of the period during which the Debtors may object to a notice of proposed transfer of Claims or Common Stock. The Common Stock threshold amount for determining which equity holders are subject to the notice and objection procedures of the Final NOL Order remains unchanged from the Interim NOL Order.

ATSB Loan

As part of its restructuring efforts, US Airways sought and received conditional approval for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a proposed $1 billion loan financing (the ATSB Loan). US Airways applied for this loan and related guarantee in order to provide additional liquidity necessary to carry out its restructuring plan. On February 11, 2003, the Stabilization Board issued a letter to US Airways reaffirming its approval of the ATSB Guarantee, subject to certain conditions. The Stabilization Board’s conditions for issuance of the ATSB Guarantee included, among other things, the execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders, confirmation of the Plan of Reorganization by the Bankruptcy Court, a resolution of US Airways pension funding issue approved by the Pension Benefit Guarantee Corporation and, if necessary, the Bankruptcy Court, resolution of certain collateral issues, as well as customary closing documentation.

It is expected that the ATSB Loan will consist of a $1 billion term loan facility to US Airways, $900 million of which will be guaranteed by the Stabilization Board. The ATSB Loan will also be guaranteed by each of the Debtors (other than US Airways). The ATSB Loan will be secured by first priority liens on substantially all of the unencumbered present and future assets of the Debtors (including certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan is expected to bear interest as follows: (i) 90% of the ATSB Loan will bear interest (a) if funded through a participating lender’s commercial paper conduit program, at a rate of interest equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan will bear interest at LIBOR plus 4.0%. In addition, it is expected that US Airways will be charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board’s exposure under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, it is expected that the Stabilization Board will receive warrants that will enable it to purchase approximately 10% of the Company’s common stock on a fully diluted basis.

The maturity date of the ATSB Loan is expected to be six and one-half years following the funding date. In addition, it is expected that the ATSB Loan will require semi-annual amortization payments commencing in October 2006, each such amortization payment to be in the amount of $125 million, with a final scheduled principal payment of $250 million due on the maturity date of the ATSB Loan.

The ATSB Loan will be subject to acceleration upon the occurrence of an event of default under the ATSB Loan and will contain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) from excess cash flow should the value of the collateral pledged in respect of the ATSB Loan decrease below a specified coverage level.

It is expected that the definitive documentation relating to the ATSB Loan will contain covenants that will require US Airways to satisfy ongoing financial requirements including operating results, fixed charge coverage and liquidity. Such covenants also limit, among other things, the Debtors’ ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 restructuring.

Definitive documentation for the ATSB Loan has not yet been completed and funding of the ATSB Loan is subject to certain conditions precedent which have not yet been satisfied. While the

Company expects to satisfy such conditions in the near future, there is no assurance that it will satisfy such conditions.

Airline Industry and the Company’s Position in the Marketplace

Most of the markets in which US Airways Group’s airline subsidiaries operate are highly competitive. These airline subsidiaries compete to varying degrees with other air carriers and with other forms of transportation. US Airways competes with at least one major airline on most of its routes between major cities. Airlines, including US Airways, typically use discount fares and other promotions to stimulate traffic during normally slack travel periods to generate cash flow and to maximize revenue per available seat mile. Discount and promotional fares are often non-refundable and subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. US Airways has often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Competition between air carriers also involves certain route structure characteristics, such as flight frequencies, availability of nonstop flights, markets served and the time certain flights are operated. To a lesser extent, competition can involve other products, such as frequent flier programs and airport clubs. Despite numerous competitive pressures, the Company has remained the leading carrier at 71 of the 148 airports it serves on the East coast.

A substantial portion of US Airways flights are to or from cities in the eastern United States. Accordingly, severe weather, air traffic control problems and downturns in the economy in the eastern United States adversely affect US Airways Group’s results of operations and financial condition. With its concentration in the eastern United States, US Airways’ average stage length (i.e., trip distance) is shorter than those of other major airlines. This makes US Airways more susceptible than other major airlines to competition from surface transportation (e.g., automobile, trains, etc.).

US Airways considers the growth of low-cost competition and the growing presence of competitors’ regional jets in certain of its markets to be its foremost competitive threats. Recent years have seen the entrance and growth of low-cost competitors in many of the markets in which the Company’s airline subsidiaries operate. These competitors, based on low costs of operations and low-fare structures, include Southwest Airlines Co. (Southwest), AirTran Airways, Inc. and JetBlue Airways. Southwest has steadily increased operations within the eastern United States since first offering service in this region in late 1993. The Company anticipates further low-cost competition in the industry in the future.

Other major airlines have substantially increased the number of regional jets in the eastern United States. Regional jets are faster, quieter, more comfortable than turboprops and generally preferred by customers over turboprops. The Company continues to add regional jets to its fleet (see “US Airways Express Network” below); however, it continues to lose significant market share in markets where its turboprop affiliates compete with other major airline affiliates which operate regional jets.

In August 2002, Continental Airlines, Delta Air Lines, and Northwest Airlines entered into a marketing alliance (CO/DL/NW Alliance). Implementation of that alliance is subject to a number of conditions imposed by the Department of Justice and the Department of Transportation (DOT). The carriers have objected to the DOT imposed conditions and indicated an intention to proceed without accepting them. However, to date, no substantive components of the alliance have been implemented and the carriers are in further discussion with the DOT. Should the CO/DL/NW Alliance be implemented without conditions similar to those indicated by the DOT, it could negatively impact the Company’s business and the benefits that the Company may ultimately realize from its own alliance with United, which is described below (See “Marketing Agreements with United Air Lines, Inc.”).

The growth of low cost carriers and the rise of price transparency due to the internet have resulted in continued pricing pressure for the Company. A decline in overall industry traffic since 2001 has also not been matched by an equivalent reduction in industry capacity, resulting in an oversupply situation that also has depressed yields. As fares have lowered and the range of fares has become more transparent, the gap between the lowest fares and the highest fares on any given route has come under increasing scrutiny. In response, the Company has undertaken several initiatives to modify the rules regarding the lowest priced tickets. In addition, several competitors have instituted revised fare structures centered on a lower fare for walk-up business travel. Given the Company’s route network and its corresponding dependence on business travelers, these new fare structures pose a threat to revenues to the extent that they encroach into the Company’s network.

In recent years, the Company’s profitability was significantly eroded by competitive pressures (including the incursion of both regional jets and low-cost carriers into its operating territories), unfavorable economic trends, and rising fuel and labor costs. The May 2000 proposed merger of United and US Airways Group was designed to address this profitability erosion by adding US Airways Group into a global network. During the merger period, which ended in the termination of the agreement after failing to receive approval from the United States Department of Justice in late July 2001, the Company was precluded from restructuring its operations as a stand-alone carrier. Following the merger termination, the Company embarked on a phased, stand-alone restructuring plan to address the problems facing its airline subsidiaries; however, this plan was preempted by the September 11th terrorist attacks.

US Airways was one of the airlines most significantly affected by the events of September 11th. Not only were US Airways operations shut down entirely for three days in September, but Reagan National, at which US Airways is the largest carrier, was closed until October 4, 2001. Service was not fully restored there until May 2002. In addition, the East coast in general has been the part of the country most affected in the aftermath of the attacks. US Airways Group’s airline subsidiaries compete heavily with trains and automobiles as a result of their short-haul network and, as such, have been more affected than other airlines. The increased airport security charges and procedures have also had a disproportionate impact on short-haul travel.

In response to these adverse events, the Company, led by a new management team headed by David N. Siegel, who joined the Company in March 2002, implemented a plan to return the Company to profitability. The plan first required significant cost savings from key constituent groups including employees, vendors, aircraft lenders/lessors and financiers and other groups. Second, the plan sought to boost revenues and enhance competitiveness by the increased use of regional jets to service markets in an efficient manner. Finally, the Company sought to enhance revenues by entering into a strategic alliance for code sharing with domestic and international airlines. To obtain sufficient liquidity to implement the restructuring plan, the Company sought and obtained approval for a $1 billion, six and one-half year term loan, $900 million of which will be guaranteed by the federal government’s Stabilization Board, subject to certain conditions.

While the Company was able to successfully negotiate cost savings from many of its employee groups, the Company determined that it was unlikely to conclude consensual negotiations with all of the remaining labor groups, various vendors, aircraft lenders/lessors and financiers in a time frame necessary to complete an out-of-court restructuring. Factors contributing to this conclusion included the large number of lenders/lessors and financiers, the inability of trustees to modify payment terms of public equipment financings without the unanimous consent of holders of widely-held trust certificates and the Company’s inability to reject/abandon surplus aircraft leases, return excess aircraft and extinguish applicable obligations outside of Chapter 11. Faced with declining seasonal revenues, the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code for it and its domestic subsidiaries to maximize their liquidity position and their prospects for a successful reorganization. As described above, on March 18, 2003 the Bankruptcy Court confirmed the Company’s Plan of Reorganization subject to certain conditions and the Company currently expects to complete its emergence on or about March 31, 2003.

On March 20, 2003, the Company announced that the formal commencement of military action against Iraqi required the airline to take immediate steps to limit the war’s impact on its restructuring. The Company said it is evaluating actions that must be taken to actively manage the economic and operating challenges presented by the war. The Company also disclosed that its passenger bookings had been severely impacted as customers delayed or cancelled their travel plans, with transatlantic bookings the most heavily impacted. The Company noted that all of the airline’s labor contracts contain a provision that allows it to implement a 5 percent pay deferral for up to 18 months for all union, management and administrative employees, in conjunction with this military action. The Company is evaluating cost-reduction or deferral initiatives, with pay deferral and capacity reductions among the actions being considered.

US Airways Express Network

Certain air carriers have code share arrangements with US Airways to operate under the trade name “US Airways Express,” including Allegheny, Piedmont and PSA (see Part I, Item 2 “Properties” for information related to aircraft operated by the Company’s wholly-owned regional airlines). Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier (its code share partner). US Airways Express carriers are an integral component of the Company’s operating network. Due to the relatively small local traffic base at its hubs, US Airways relies heavily on feed traffic from its US Airways Express affiliates who carry passengers from low-density markets to US Airways’ hubs. As of December 2002, the US Airways Express network served 157 airports in the continental U.S., Canada and the Bahamas, including 46 airports also served by US Airways. During 2002, US Airways Express air carriers enplaned approximately 13 million passengers (of these approximately 7 million passengers were enplaned by the Company’s wholly-owned regional airlines), approximately 58% of whom connected to the Company’s flights. The Company uses its US Airways Express operations to feed connecting traffic at its hubs from low density markets that are uneconomical for US Airways to serve with large jets. In addition, US Airways Express operators offer complementary service in existing US Airways markets by operating flights in scheduling gaps between US Airways flights.

The US Airways Express code share arrangements are either in the form of a capacity purchase or a “prorate” agreement. The three regional wholly-owned airlines and the regional jet affiliate operators are capacity purchase relationships. The regional jet affiliates with a capacity purchase agreement are Chautauqua Airlines (Chautauqua), Mesa Airlines, Inc. (Mesa), Trans States Airlines, Inc. (Trans States), Midway Airlines Corporation (Midway) and Republic Airlines (Republic). The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to such airlines for operating an agreed number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2008 to 2012 and provide for optional extensions at the Company’s discretion. The carriers with a prorate agreement are non-owned turboprop operators and include all or a portion of the turboprop operations of Colgan Airlines, Inc. (Colgan), Trans States, Shuttle Acquisition LLC (Shuttle America), and Air Midwest, Inc. (Air Midwest). The prorate agreements provide for affiliate carriers to pay certain service fees to US Airways as well as a prorated share of revenue for connecting customers. US Airways is responsible for pricing and marketing of connecting services to and from the prorate carrier. The prorate carrier is responsible for pricing and marketing the local, point to point markets. All US Airways Express carriers use US Airways’ reservation systems, logos, service marks, aircraft paint schemes and uniforms similar to US Airways.

US Airways’ agreements with its pilots provides that it may operate up to 465 regional jets, subject to certain restrictions. As of December 31, 2002, the regional jet affiliates operated 70 regional jets as US Airways Express. Additional regional jets up to 465 are subject to the “Jets for Jobs” protocol and related agreements with US Airways pilots. The Jets for Jobs protocol provides for 50% of new regional jet flight crew opportunities created as a result of increased use of regional jets at US Airways to be offered to furloughed US Airways pilots. The Jets for Jobs protocol requires consensus by the pilots union at each regional carrier where additional regional jets will be flown. Allegheny, PSA, Piedmont, Mesa and Midway pilots have all agreed to Jets for Jobs.

In an attempt to boost revenues and enhance competitiveness, the Company has begun to implement a key component to its overall restructuring plan - increased use of regional jets. To this end, in October 2002, US Airways reached agreement with Mesa to fly 20 additional 50-seat regional jets as part of the US Airways Express network. Some of these additional Mesa aircraft started flying in February 2003 and all are expected to enter service during calendar year 2003. In December 2002, US Airways reached an agreement with Midway to fly 18 50-seat regional jets as part of the US Airways Express network. These aircraft began to enter service in January 2003 and all such new service is expected to be complete during 2003. In December 2002, US Airways and Chautauqua reached an agreement to fly an additional nine regional jet aircraft that will enter into service in the second half of 2003. Also, US Airways and Republic agreed to a new Jet Service Agreement that provides for an additional 23 regional jets that will enter service in 2003 and 2004. Both the Chautauqua and the Republic agreements remain contingent on Jets for Job-related pilot provisions. An agreement between US Airways and Midway provides for a US Airways option, at its sole discretion, to add up to 48 additional aircraft. In connection with the Midway agreement, the Company has provided debtor-in-possession financing to Midway and will receive a substantial equity stake in the reorganized Midway, subject to consummation of binding agreements and completion of Midway’s reorganization.

The additional Mesa, Midway, Chautauqua and Republic regional jets are subject to certain conditions, including but not limited to, aircraft availability, the affiliate’s ability to finance the additional aircraft at agreed upon economic terms, and in the case of Chautauqua and Republic, each remains contingent upon a pilot agreement on Jets for Jobs. In addition, US Airways’ pilots have filed a grievance with the Company with respect to the interpretation and implementation of provisions of the Jets for Jobs protocol at Mesa. Because each of these situations is subject to an agreement on labor practices or economic terms by multiple parties, the implementation of the Company’s restructuring plan with respect to increased use of regional jets could be adversely affected.

Marketing Agreements with United Air Lines, Inc.

US Airways reached comprehensive marketing agreements with United in July 2002. The agreements received approvals from the pilot unions for both US Airways and United. The Department of Transportation announced on October 2, 2002, that it had concluded its review of the agreements. These agreements are in the process of being implemented. Once fully implemented, US Airways and United passengers will be able to contact either airline and make a single reservation that involves travel on either or both airlines (code share travel) through new streamlined ticketing, baggage handling and check-in procedures. In addition, US Airways and United customers have the opportunity to earn Dividend Miles and Mileage Plus Miles on both airlines and members of either airlines’ airport club may access both airline’s airport clubs under certain conditions. US Airways and United customers will also have the opportunity to redeem Dividend Miles and Mileage Plus awards on both airlines. The first elements of the marketing agreements began October 14, 2002, with the introduction of reciprocal airport lounge access between the two carriers’ club programs, as well as interline electronic ticketing. The ability for passengers to earn frequent flier miles on flights operated by either of the two airlines began November 1, 2002. The first code share flights began in January of 2003.

United, as well as its parent company, UAL Corporation (UAL), and certain of its affiliates, filed for protection under Chapter 11 of the Bankruptcy Code on December 9, 2002. United requested bankruptcy court authority immediately to assume these agreements and the court granted United’s request.

Restructuring Cost Savings

The Company has projected total savings from its restructuring efforts averaging approximately $1.9 billion per year over the period through 2008. Savings are comprised of employee cost reductions, restructured aircraft obligations, and other savings from vendors and affiliates and from process reengineering benefits. Employee cost reductions are expected to yield approximately $1.0 billion in annual savings as a result of pay and benefit reductions and changes in work rules. These savings estimates include the impact of contractual and inflationary cost increases that would have occurred during this period. Restructured aircraft obligations and changes in the mix of the operating fleet are expected to generate $460 million to $500 million in average annual savings and changes in vendor contracts, management concessions, and process reengineering initiatives are expected to generate at least $400 million in annual savings. For 2003, however, the improvement in expenses is expected to be approximately $1.5 billion compared to pre-restructured 2003 expenses due to timing and other differences in certain cash costs as compared to expenses. The estimated savings are subject to change with changes in the Company’s operating environment and level of operations over the forecast period.

Industry Regulation and Airport Access

The Company’s airline subsidiaries operate under certificates of public convenience and necessity or commuter authority issued by the DOT. Such certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. Airlines are also regulated by the U.S. Federal Aviation Administration (FAA), a division of the DOT, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, the Company’s airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate that provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. From time-to-time, the FAA issues airworthiness directives and other regulations affecting the Company’s airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed such mandates relating to, among other things, expanded flight data recorder parameters; cargo hold smoke detection/fire suppression systems; enhanced ground proximity warning systems; fuselage pressure bulkhead reinforcement; fuselage lap joint inspection rework; increased inspections and maintenance procedures to be conducted on certain aircraft; increased cockpit security; fuel quality system improvements; and domestic reduced vertical separation.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington, D.C., Chicago, San Diego, San Francisco and Orange County (California), among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of US Airways to expand its operations at the affected airports. Authorities at other airports may consider adopting similar noise regulations.

The airline industry is also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could affect operations and increase operating costs for the airline industry, including the Company’s airline subsidiaries.

The Company’s airline subsidiaries are obligated to collect a federal excise tax on domestic and international air transportation (commonly referred to as the “ticket tax”). The Company’s airline subsidiaries collect these taxes, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass through the collected amounts to the appropriate governmental agencies. Although such taxes are not operating expenses to the Company, they represent an additional cost to the Company’s customers.

The Aviation and Transportation Security Act (Security Act) was enacted in November 2001. Under the Security Act, substantially all aspects of civil aviation passenger security screening were federalized and a new Transportation Security Administration (TSA) under the DOT was created. The TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Security Act, among other matters, mandates improved flight deck security; carriage at no charge of federal air marshals; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; regulations issued in connection therewith require fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports; and provision of passenger data to U.S. Customs. Funding for the TSA is provided by a new fee collected by air carriers from their passengers of $2.50 per flight, but not more than $5.00 per one-way trip, and a new fee on air carriers that is limited to the amount that carrier spent on passenger security screening in 2000. Implementation of the requirements of the Security Act have resulted and will continue to result in increased costs for US Airways, Allegheny, Piedmont and PSA and their passengers and has and will likely continue to result in service disruptions and delays.

Many major U.S. airports impose passenger facility charges. The ability of airlines to contest increases in these charges is restricted by federal legislation, DOT regulations and judicial decisions. Legislation enacted in 2000 permitted airports to increase passenger facility charges effective April 1, 2001. With certain exceptions, air carriers pass these charges on to passengers. However, the ability of the Company to pass-through security fees and passenger facility charges to its customers is subject to various factors, including market conditions and competitive factors.

The FAA has designated John F. Kennedy International Airport (Kennedy), Chicago O’Hare International Airport (O’Hare), LaGuardia and Reagan National as “high-density traffic airports” and limited the number of departure and arrival slots available to air carriers at those airports. In April 2000, legislation was enacted which eliminates slot restrictions beginning in 2001 at O’Hare and in 2007 at LaGuardia and Kennedy. Among other things, the legislation encouraged the development of air service to smaller communities from slot-controlled airports. During the interim period while slot restrictions remained in effect at LaGuardia, airlines could apply for slot exemptions to serve smaller communities using aircraft with a maximum seating capacity of less than 71. In connection with this, the Company and several other airlines increased service from LaGuardia which led to excessive flight delays. In response to such delays, the FAA implemented a slot lottery system in December 2000 limiting the number of new flights at LaGuardia. As a result, several airlines, including US Airways, were required to reduce the number of flights added at LaGuardia in connection with this legislation. The resulting allocation of slots from the slot lottery system was initially scheduled to expire on September 15, 2001, but on August 3, 2001, the FAA announced an extension until October 26, 2002. On July 8, 2002, the FAA announced another extension until October 30, 2004. Based on the excessive flight delays resulting from the initial grant of slot exemptions, along with LaGuardia’s limited ability to expand operations due to land and airspace constraints, the Company believes that it is likely some form of slot restrictions will remain despite their scheduled elimination in 2007.

As a result of the September 11th terrorist attacks, the FAA closed Reagan National, where the Company has substantial operations, until October 4, 2001, after which the FAA permitted carriers to reinstate service in phases. As of March 2002, the Company was operating 77% of its pre-September 11th departures. On March 13, 2002, the FAA announced that airlines were authorized to return to their pre-September 11th service levels at Reagan National effective April

15, 2002.

The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect US Airways’ international operations.

Employees

As of December 31, 2002, on a full-time equivalent basis, the Company employed 37,100 active employees. US Airways employed 31,400 full-time equivalent employees including approximately 7,600 station personnel, 6,900 flight attendants, 6,000 mechanics and related employees, 4,100 pilots, 1,800 reservations personnel, and 5,000 personnel in administrative and miscellaneous job categories. On a full-time equivalent basis, the Company’s remaining subsidiaries employed 5,700 employees including approximately 2,900 station personnel, 1,100 pilots, 500 flight attendants, 800 mechanics and related employees, and 400 personnel in administrative and miscellaneous job categories.

As of December 31, 2002, approximately 31,700, or 84%, of the Company’s active employees were covered by collective bargaining agreements with various labor unions.

The status of US Airways’ labor agreements with its major employee groups as of December 31, 2002 is as follows:

Union (1)	Class or Craft	Employees (2)	Date Contract Amendable
ALPA	Pilots	4,100	12/31/08
IAMAW	Mechanics and related employees	6,200	12/31/08
IAMAW	Fleet service employees	4,800	12/31/08
CWA	Passenger service employees	5,700	12/31/08
AFA	Flight attendants	6,900	12/31/08

(1)	ALPA Air Line Pilots Association, International

IAMAW    International Association of Machinists and Aerospace Workers

CWA          Communications Workers of America

AFA           Association of Flight Attendants

(2)	Approximate number of active employees covered by the contract.

Aviation Fuel

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. The military action in the Middle East, continued political unrest in Venezuela and adverse weather during the 2002-2003 winter season continue to impact the supply and demand for oil and consequently the price. Because the operations of the Company’s airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company’s liquidity, results of operations and financial condition. For 2002, 2001 and 2000, aviation fuel expenses, including fuel-related taxes, were 9.8%, 11.8% and 13.8%, respectively, of the Company’s total operating expenses (as adjusted to exclude unusual items for comparability purposes).

US Airways periodically participates in arrangements designed to reduce its exposure to significant increases in the price of aviation fuel (see Note 3(a) to the Company’s Notes to Consolidated Financial Statements for additional information).

See “Selected US Airways Operating and Financial Statistics” in MD&A for additional information related to aviation fuel.

Distribution Channels

During 2002, US Airways ceased paying base commissions to travel agencies in the U.S. US Airways continues to participate in contractual relationships with certain travel agencies that pay them a bonus commission, often called an override, based on sales on the airline. Total commissions paid to travel agencies accounted for approximately 1.6%, 2.8% and 3.7% of US Airways’ total operating expenses (as adjusted to exclude unusual items for comparability purposes) for the years 2002, 2001 and 2000, respectively.

Growing usage of electronic distribution systems, including electronic tickets and internet booking channels, has helped the Company to reduce its cost while changing the dynamics of ticket purchasing. The Company began selling electronic tickets in 1996. During 2002, electronic ticket sales represented 90% of all ticket sales. The Company currently charges a $25 fee to customers, except for certain elite status frequent fliers, who choose a paper ticket when an electronic ticket is available.

Consumers are increasingly using online travel agencies to buy tickets. The largest of these, Orbitz, Travelocity, and Expedia, now each handle a meaningful volume of ticket purchases for the Company. Travelocity and Expedia each are increasingly charging suppliers for preferential display and promotion in their sites, a practice that is not allowed in the traditional global distribution systems environment. As a result, these sites have become more expensive distribution channels for the Company, especially as traditional distribution, travel agencies, have become less expensive through the elimination of base commissions. Orbitz is not acting this way today, and as a result is a lower cost channel for the Company. The Company’s own website, usairways.com, continues to be developed and expanded as it provides the lowest ticketing cost of any distribution channel. During the fourth quarter of 2002, sales from all internet bookings comprised 20% of total sales. Approximately half of the internet bookings were through usairways.com.

Frequent Traveler Program

Under US Airways’ Dividend Miles frequent traveler program (FTP), participants generally receive mileage credits for each paid flight segment on US Airways, US Airways Shuttle and US Airways Express. Participants can also receive mileage for each paid flight segment on one of US Airways’ FTP airline partners. Participants flying on first class or Envoy class tickets receive additional mileage credits. Participants can also receive additional mileage credits through special promotions periodically offered by US Airways and may also earn mileage credits by utilizing certain credit cards and purchasing services from various FTP partners. Mileage credits earned by FTP participants can be redeemed for various travel awards, including upgrades to first class or Envoy class, and tickets on US Airways or on one of US Airways’ FTP airline partners.

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

As of December 31, 2002 and 2001, Dividend Miles participants had accumulated mileage credits for approximately 7,011,000 awards and 6,817,000 awards, respectively. Because US Airways expects that some potential awards will never be redeemed, calculations of FTP liabilities are based on approximately 79% of total accumulated mileage credits. Mileage credits for Dividend Miles participants who have accumulated less than the minimum number of mileage credits necessary to claim an award and a portion of mileage credits of Dividend Miles participants who have excessive balances are excluded from calculations of FTP liabilities. The liability for the accumulated Dividend Miles was $90 million and $89 million as of December 31, 2002 and 2001, respectively. Incremental changes in FTP liabilities resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded as part of the regular review process.

The number of awards redeemed for free travel during the years ending December 31, 2002, 2001 and 2000 was approximately 1.3 million, 1.1 million and 1.1 million, respectively, representing approximately 6% of US Airways’ RPMs in those years. These low percentages as well as the use of certain inventory management techniques (see above) minimize the displacement of revenue passengers by passengers traveling on Dividend Miles award tickets.

Insurance

The Company and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes liability for members of the public, including passengers; damage to property of the Company, its subsidiaries and others; loss of or damage to flight equipment, whether on the ground or in flight; fire and extended coverage; directors and officers; and workers’ compensation and employer’s liability. Coverage for environmental liabilities is expressly excluded from current insurance policies.

Item 2. Properties

Flight Equipment

As of December 31, 2002, US Airways operated the following jet aircraft:

Type	Average Seat Capacity	Average Age (years)	Owned (1)	Leased (2)	Total
Airbus A330	266	2.4	9	—	9
Boeing 767-200ER	203	13.7	7	4	11
Boeing 757-200	182	12.4	21	11	32
Airbus A321	169	1.6	20	8	28
Airbus A320	144	3.2	11	13	24
Boeing 737-400	144	12.9	18	25	43
Boeing 737-300	126	15.7	11	56	67
Airbus A319	120	2.9	22	44	66

		8.9	119	161	280

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.
(2)	The terms of the leases expire between 2005 and 2023.

As of December 31, 2002, the Company’s wholly-owned regional airline subsidiaries operated the following turboprop aircraft:

Type	Seat Capacity	Average Age (years)	Owned	Leased (1)	Total
De Havilland Dash 8-300	50	11.0	—	12	12
De Havilland Dash 8-100/200	37	11.0	42	49	91
Dornier 328-110	32	7.3	—	30	30

		10.2	42	91	133

(1)	The terms of the leases expire between 2003 and 2007.

As of December 31, 2002, the Company has firm orders for 38 Airbus aircraft scheduled for delivery between 2005 and 2009. During the first quarter of 2003, the Company reached an agreement in principle with AVSA. S.A.R.L. to convert its firm orders for 37 A320-family aircraft and one A330-300 aircraft into firm orders for 19 A320-family aircraft and ten A330-200 aircraft. The Company currently expects to return certain leased aircraft including a Boeing 767-200 aircraft, a Boeing 757-200ER aircraft and a Boeing 737-400 aircraft by April 2003. The Company expects to add two Boeing 737-400 aircraft to its fleet to maintain a minimum US Airways fleet count of 279.

The Company’s airline subsidiaries maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

As of December 31, 2002, the Company owned or leased the following aircraft which were not considered part of its operating fleet presented in the tables above. These aircraft were either parked at storage facilities or, as shown in the far right column, leased or subleased to third parties.

Type	Average Age (years)	Owned	Leased	Total	Leased/ Subleased
Boeing 737-200	21.7	7	—	7	4
Douglas DC-9-30	23.8	7	—	7	6
Fokker 100	10.7	2	—	2	—
De Havilland Dash 8-100/200	6.8	—	1	1	—

	20.4	16	1	17	10

US Airways is a participant in the Civil Reserve Air Fleet (CRAF), a voluntary program administered by the Air Mobility Command (AMC). The General Services Administration of the U.S. Government requires that airlines participate in CRAF in order to receive U.S. Government business. US Airway’s commitment under CRAF is to provide up to its entire widebody fleet of ten 767-200ER aircraft and nine A330-300 aircraft in support of military missions. US Airways is reimbursed at prescribed and compensatory rates when aircraft are activated under CRAF.

In February 2003, AMC activated Stage One of CRAF. US Airways’ commitment for Stage One is to provide two A330-300 aircraft for missions as required by AMC. Currently AMC has allowed the Company to replace its A330-300 aircraft commitment with two 767-200ER aircraft, allowing the company to maintain its full Transatlantic schedule during the Stage One activation. Because the two 767-200ER aircraft provide fewer total seats than two A330-300 aircraft, AMC has the option to call up a third 767-200ER aircraft to make up this difference. If AMC chooses to activate CRAF Stage Two, in addition to providing more A330-300 aircraft the Company may be required to provide up to six 767-200ER aircraft for use in the Aeromed medical program. Under the Aeromed medical program, AMC will convert the aircraft into “flying hospitals.” Currently, only US Airways and Delta are participants in the Aeromed medical program. Participation in the Aeromed medical program leads to increased peacetime U.S. Government revenues for the Company, compensating for schedule disruptions which will result from the CRAF deployments.

Ground Facilities

The Company leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Reagan National Airport; its principal operating, overhaul and maintenance bases at the Pittsburgh and Charlotte/Douglas International Airports; training facilities in Pittsburgh and Charlotte; central reservations offices in Pittsburgh and Winston-Salem (North Carolina); and line maintenance bases and local ticket, cargo and administrative offices throughout its system. US Airways owns a training facility in Winston-Salem and a reservation facility in Orlando. The Orlando facility was closed on January 10, 2003 and is currently available for sale. During 2002, the Company also closed its Tampa maintenance hangar and sold its San Diego reservation center.

Terminal Construction Projects

The Company’s airline subsidiaries utilize public airports for their flight operations under lease arrangements with the government entities that own or control these airports. Airport authorities frequently require airlines to execute long-term leases to assist in obtaining financing for terminal and facility construction. Any future requirements for new or improved airport facilities and passenger terminals at airports at which the Company’s airline subsidiaries operate could result in additional expenditures and long-term commitments for these subsidiaries. Several significant projects, which affect large airports in US Airways’ route system, are discussed below.

In 2000, US Airways reached an agreement with the Philadelphia Authority for Industrial Development (PAID) and the City of Philadelphia to finance the construction of a new aircraft maintenance hangar, as well as the fit-out of two new US Airways Clubs and other improvements at the Philadelphia International Airport. The new aircraft maintenance hangar was completed in November 2000. PAID issued approximately $71 million in special facility revenue bonds to finance these projects. See MD&A contained in Item 7 for developments related to the bonds.

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

In 1999, the signatory airlines, including US Airways, at Charlotte/Douglas International Airport granted a Majority In Interest (MII) approval for the issuance of $191 million in general airport revenue bonds for airfield projects and various terminal projects. The MII includes $80 million for land acquisitions for a future third parallel runway that is expected to be completed by June 2005. The bond issue also includes $71 million for the expansion of domestic and international terminals. An expanded US Airways Express terminal was completed in February 2002. The international terminal expansion, which includes a federal customs and immigration facility, is expected to be operational by June 2003.

In 1999, US Airways and the Massachusetts Port Authority (MassPort) reached an agreement to further renovate and expand US Airways’ terminal facilities at Logan. MassPort issued approximately $33 million of special facility bonds to finance various improvements. The renovations and expansions were completed in June 2001.

In 1998, US Airways reached an agreement with PAID and the City of Philadelphia to construct a new international terminal and a new US Airways Express terminal at the Philadelphia International Airport, one of US Airways’ connecting hubs and US Airways’ principal international gateway. The international terminal will include 12 gates for widebody aircraft and new federal customs and immigration facilities and is currently expected to be partially operational by the end of April 2003. The US Airways Express facility, completed in June 2001, can accommodate 38 turboprop and/or regional jet aircraft. PAID has issued approximately $632 million in airport revenue bonds to finance the two terminals, ramp control tower, and related projects.

Item 3. Legal Proceedings

On August 11, 2002, the Company and seven of its domestic subsidiaries, including US Airways, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases are being jointly administered under the caption “In re US Airways Group, Inc., et al., Case No. 02-83984-SSM.” Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the filing, attempts to collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code. The Chapter 11 cases are discussed in greater detail in Item 1, “Update on Chapter 11 Proceedings.”

On January 7, 2003, the Internal Revenue Service (IRS) issued a notice of proposed adjustment to the Company proposing to disallow $573 million of capital losses that the Company sustained in the tax year 1999 on the sale of stock of USLM Corporation (USLM). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court asserting the following claims with respect to USLM: (1) secured claims for U.S. federal income tax and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. The Company currently is negotiating the resolution of the amount of U.S. federal income taxes, interest, and penalties due with the IRS Examination Office and IRS Appeals Office. The Company believes that it will have sufficient net operating losses to carry back to tax years in which the IRS has proposed income adjustments with respect to USLM and eliminate the $68 million in proposed U.S. federal income taxes. The Company cannot predict the amount of any ultimate proposed adjustment for USLM, or the likelihood that any IRS determination would be sustained.

On January 30, 2003, the Company filed a motion seeking the Bankruptcy Court’s approval of a distress termination of the Pilot Retirement Plan. On March 2, 2003, the Bankruptcy Court entered an order approving the termination of the Pilot Retirement Plan, but declined to rule on whether the termination of the Pilot Retirement Plan would violate the collective bargaining agreement (CBA) between US Airways and the Air Line Pilots Association (ALPA). The Bankruptcy Court’s order included a finding that unless the Pilot Retirement Plan is terminated, the Company will be unable to pay all of its debts pursuant to a plan of reorganization and will be unable to continue in business outside the chapter 11 reorganization process. The Bankruptcy Court authorized US Airways to establish, effective as of the date of termination, a follow-on defined contribution retirement plan for the pilots of US Airways, on terms consistent with the letter agreement of December 13, 2002, between US Airways and ALPA.

ALPA filed a grievance alleging that the distress termination violates the CBA. Under the Employee Retirement Income Security Act of 1974, as amended (ERISA), the PBGC is required to suspend processing of a termination if the termination would violate the terms and conditions of an existing collective bargaining agreement. On March 21, 2003, the Company and ALPA reached agreement on a replacement pension plan to be effective April 1, 2003 and ALPA agreed to withdraw its grievance. The agreement was ratified by the ALPA Master Executive Council and is subject to approval by the PBGC and final approval by the Bankruptcy Court. On March 24, 2003, the Debtors filed a motion with the Bankruptcy Court seeking supplemental authority to implement the new defined contribution plan. The motion is expected to be heard on March 28, 2003.

If the Pilot Retirement Plan is terminated, the PBGC will have a claim for the amount of the Pilot Retirement Plan’s unfunded benefit liabilities, as well as a claim for any minimum funding contributions due and unpaid on the date of plan termination. The PBGC has filed twenty-one proofs of claim in the aggregate amount of approximately $3.8 billion and asserts joint and several liability against the Debtors for seven defined benefit pension plans sponsored and maintained by US Airways Group for unfunded pension liability as of October 31, 2002, contingent upon plan termination. The PBGC has agreed to withdraw its proofs of claim in the aggregate amount of approximately $1.7 billion filed in connection with the non-pilot pension plans as of March 18, 2003 upon the occurrence of the Effective Date of the Plan of Reorganization. The PBGC claimed priority treatment for some or all of these claims. The Debtors have contested both the amount and priority of the PBGC’s remaining claims with respect to the termination of the Pilot Retirement Plan.

Eighteen pilots who, had it not been for the filing of the Notice of Intent to Terminate, would have received lump sum payments under the US Airways Pilot Defined Benefit Retirement Plan on either February 1, 2003 or March 1, 2003, filed grievances alleging that without ALPA’s consent to terminate the plan, the Company cannot escape its contractual obligation to pay these lump sums by virtue of filing the Notice of Intent to Terminate. The grievances have not been scheduled for a hearing between an arbitrator and are the subject of ongoing settlement discussions.

On March 6, 2003, the Retired Pilots Association of US Airways (known as the “Soaring Eagles”) filed a Notice of Appeal from the Bankruptcy Court’s March 2, 2003 Order granting in part, and denying in part the Debtors’ Motion Seeking (1) A Determination That They Satisfy The Financial Requirements For A Distress Termination of the Retirement Income Plan for Pilots of US Airways, Inc., and Approval of Such Pension Plan’s Termination, and (2) Approval of a new Defined Contribution Plan for Pilots (March 2nd Order). Subsequently, three additional Notices of Appeal were filed from the March 2nd Order on behalf of ALPA, a group of eighteen pilots collectively referred to as the “Lump Sum Eligible Pilots,” and a group of forty-nine active pilots collectively referred to as the “Menear Claimants Pilot Group.” None of these appeals have been set for a hearing. In connection with the March 21, 2003 agreement noted above, ALPA agreed to withdraw its appeal with prejudice.

The Company and US Airways have been named as defendants in two lawsuits filed in United States District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ motion for summary judgment and granted the plaintiffs’ motion for class certification in each of the cases. On May 31, 2002, the Company and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta and Northwest filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest and Delta’s petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, the Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense once the stay is lifted. The plaintiffs filed a motion to lift the automatic stay under section 362(a) to allow the litigation to proceed against the Company and US Airways. The Company and US Airways filed a response in opposition to the motion, and the motion was heard by the Bankruptcy Court on

December 12, 2002. On December 13, 2002, the Bankruptcy Court ordered that the automatic stay remain in place until April 15, 2003.

US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999, 2001 and 2002. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief. The case against US Airways is subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code. Discovery has now closed and the other defendants have filed motions for summary judgment. On March 6, 2003, the Court issued an order setting a September 2, 2003 trial date.

A declaratory judgment against certain airlines including the Company is being sought in Quebec Superior Court that, if obtained, would require the Company and such other named airlines to pay commissions to travel agents under the IATA rules. The amount of commissions sought has not been specified. Under Quebec civil procedure, a motion for a declaratory judgment must be supported by an affidavit from each plaintiff. As of August 13, 2002, more than 30 plaintiffs have filed affidavits indicating their participation in this lawsuit. During a hearing held August 29, 2002, the plaintiffs advised the court that they were dismissing the Company from the case. The parties filed a motion stipulating to dismissal of the case against the Company on November 13, 2002.

In May 1995, the Company, US Airways and the Retirement Income Plan for Pilots of US Airways, Inc. were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways’ motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. The plaintiffs appealed the district court’s dismissal and in February 1999, the U.S. Court of Appeals upheld the district court’s decision originally granted in May 1996 in the defendants’ favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiffs’ petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under ERISA. In August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration. Certain of the plaintiffs have filed a claim before the US Airways Pilot Retirement Board requesting arbitration of their claim for benefits that they believe were erroneously calculated. The Retirement Board has selected an arbitrator to decide certain issues related to the plaintiffs’ claims for benefits. The Company is unable to predict at this time the ultimate resolution of these proceedings.

In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways’ provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million. In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. On March 19, 1997, the automatic stay provided for in the Bankruptcy Code was lifted, which allowed IFPC’s and US Airways’ claims to be fully litigated. As a result of the Debtors’ commencement of chapter 11 proceedings, this case is subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company’s financial condition or results of operations.

On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998 by the Pennsylvania Department of Environmental Protection (DEP) against Allegheny County, Pennsylvania and the Allegheny County Aviation Administration (ACAA) alleging that a variety of airfield and aircraft deicing activities at Greater Pittsburgh International Airport (Airport) violate the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Airport, (b) the Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s motion to withdraw the appeal without prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and US Airways that DEP (i) will require additional measures to be taken to control deicing materials at the airport, and (ii) will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The ACAA, US Airways and the DEP have continued to work together with the goal of fashioning an ultimate resolution to the deicing issues. The Company does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.

Claims arising out of the litigation proceedings discussed above, if ultimately determined to have merit, will likely constitute prepetition general unsecured nonpriority claims in the Chapter 11 cases and will thus be subject to the discharge and distribution provisions contained in the Plan of Reorganization.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Part II

Item 5.    Market for US Airways Group’s Common Equity and Related Stockholder Matters

Stock Exchange Listing

US Airways Group’s Common Stock, $1 par value (Common Stock), was publicly traded on the New York Stock Exchange (NYSE) under the Symbol “U” through September 24, 2002. As a result of the Company’s Chapter 11 filing, the New York Stock Exchange (NYSE) issued a statement on August 14, 2002 that the Company’s Common Stock would be suspended immediately. Shortly thereafter, an application was made to the SEC by the NYSE to delist the Common Stock. The SEC approved the delisting and the Common Stock was delisted effective September 25, 2002. As a result, on September 25, 2002, the Common Stock began trading on the over the counter market under the Symbol “UAWGQ.” As of February 28, 2003, there were approximately 24,500 shareholders of record.

Market Prices of Common Stock

The high and low sale prices of the Company’s Common Stock were:

	Period	High	Low
2002	Fourth Quarter	$ 0.66	$ 0.22
	Third Quarter	3.65	0.40
	Second Quarter	6.50	2.80
	First Quarter	7.40	4.03

2001	Fourth Quarter	$ 8.80	$ 4.15
	Third Quarter	21.75	3.95
	Second Quarter	37.00	22.90
	First Quarter	46.44	31.70

Holders of Common Stock are entitled to receive such dividends as may be lawfully declared by the Company’s board of directors. The Company has not paid dividends on its Common Stock since the second quarter of 1990. As of the date of this report, the Company’s board of directors had not authorized the resumption of dividends on the Company’s Common Stock and there can be no assurance when or if such dividend payments will resume.

The Company, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. The Company is restricted from engaging in any of these activities unless it maintains a capital surplus. In addition, the Company may not pay dividends or purchase its Common Stock in accordance with provisions contained in the RSA DIP Facility.

As discussed in Item 1 above, the Plan of Reorganization contemplates the cancellation of the Company’s existing equity securities and the issuance of new equity securities to certain investors, creditors and employees.

Foreign Ownership Restrictions

Under current federal law, non-U.S. citizens cannot own or control more than 25% of the outstanding voting securities of a domestic air carrier. The Company believes that it was in compliance with this statute during the time period covered by this report.

Equity Compensation Plans

The below table provides information related to the Company’s equity compensation plans as of December 31, 2002 (in thousands, except per share amounts). See Note 8(d) to the Company’s Notes to Consolidated Financial Statements for additional information.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by stockholders	6,480	$13.70	5,042

Equity compensation plans not approved by stockholders (2)	10,743	$35.31	3,115

Total	17,223	$27.18	8,157

(1)	Includes Common Stock grants and stock option awards.

(2)	Refer to Note 8(d) in the Company’s Notes to Consolidated Financial Statements (contained in Item 8) for more information related to the 1997 Stock Incentive Plan of US Airways Group, Inc. and the 1998 Pilot Stock Option Plan of US Airways Group, Inc.

As discussed above, the Plan of Reorganization contemplates the cancellation of the Company’s existing equity securities. Accordingly, all securities shown in the above table will be cancelled upon the occurrence of the Effective Date.

Item 6. Selected Financial Data

Consolidated Statements of Operations (in millions, except per share amounts) (1)

	2002	2001	2000	1999	1998
Operating Revenues	$6,977	$8,288	$9,269	$8,595	$8,688
Operating Expenses	8,294	9,971	9,322	8,459	7,674

Operating Income (Loss)	$(1,317)	$(1,683)	$(53)	$136	$1,014
Income (Loss) Before Cumulative Effect of Accounting Change	$(1,663)	$(2,124)	$(166)	$197	$538
Cumulative Effect of Accounting Change, Net of Applicable
Income Taxes	17	7	(103)	—	—

Net Income (Loss)	$(1,646)	$(2,117)	$(269)	$197	$538
Earnings (Loss) Applicable to Common Stockholders	$(1,646)	$(2,117)	$(269)	$197	$532
Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(24.45)	$(31.59)	$(2.47)	$2.69	$5.75
Cumulative Effect of Accounting Change	$0.25	$0.11	$(1.55)	$—	$—

Net Earnings (Loss) per Common Share	$(24.20)	$(31.48)	$(4.02)	$2.69	$5.75

Diluted
Before Cumulative Effect of Accounting Change	$(24.45)	$(31.59)	$(2.47)	$2.64	$5.60
Cumulative Effect of Accounting Change	$0.25	$0.11	$(1.55)	$—	$—

Net Earnings (Loss) per Common Share	$(24.20)	$(31.48)	$(4.02)	$2.64	$5.60

Cash dividends per Common Share	$—	$—	$—	$—	$—

Consolidated Balance Sheets (in millions)

	As of December 31,
	2002	2001	2000	1999	1998
Total Assets	$6,543	$8,025	$9,127	$7,685	$7,870
Long-Term Obligations (2)	$5,009	$5,148	$4,379	$3,552	$3,266
Total Stockholders’ Equity (Deficit)	$(4,921)	$(2,615)	$(358)	$(117)	$593

Shares of Common Stock Outstanding (3)	68.1	67.6	67.0	66.3	83.8

Pro Forma Consolidated Statements of Operations (in millions, except per share amounts) (1)

The pro forma amounts below are provided to show what US Airways would have reported if the new accounting policy related to Dividend Miles revenue recognition had been in effect in periods prior to 2000. See Note 2(i) in Part II, Item 8 for additional information related to the revenue recognition change.

	2002	2001	2000	Pro Forma 1999	Pro Forma 1998
Income (Loss) Before Cumulative Effect of Accounting Change	$(1,663)	$(2,124)	$(166)	$181	$520
Cumulative Effect of Accounting Change, Net of Applicable Income Taxes	17	7	(103)	—	—

Net Income (Loss)	$(1,646)	$(2,117)	$(269)	$181	$520

Earnings (Loss) Applicable to Common Stockholders	$(1,646)	$(2,117)	$(269)	$181	$514
Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(24.45)	$(31.59)	$(2.47)	$2.47	$5.56
Cumulative Effect of Accounting Change	$0.25	$0.11	$(1.55)	$—	$—

Net Earnings (Loss) per Common Share	$(24.20)	$(31.48)	$(4.02)	$2.47	$5.56

Diluted
Before Cumulative Effect of Accounting Change	$(24.45)	$(31.59)	$(2.47)	$2.42	$5.41
Cumulative Effect of Accounting Change	$0.25	$0.11	$(1.55)	$—	$—

Net Earnings (Loss) per Common Share	$(24.20)	$(31.48)	$(4.02)	$2.42	$5.41

(1)	Includes unusual items (See Note 14 to the Company’s Notes to Consolidated Financial Statements for related information).

(2)	Includes long-term debt, capital leases and postretirement benefits other than pensions (noncurrent). Includes liabilities subject to compromise.

(3)	On March 12, 1998, the holders of the Company’s 9 ¼% Series H Senior Cumulative Convertible Preferred Stock, without par value converted 358,000 shares into 9.2 million shares of the Company’s Common Stock.

Note: Numbers may not add or calculate due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

Certain of the information contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company’s current views with respect to current events and financial performance. Such forward looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of the DIP facility and any exit financing facilities that become effective following consummation of the First Amended Plan of Reorganization of US Airways Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession, As Modified (Amended Plan); the Company’s ability to obtain court approval with respect to motions in the Chapter 11 cases prosecuted by it from time to time; the ability of the Company to consummate the Amended Plan and the transactions contemplated by it; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases should the Amended Plan not be consummated; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 cases on the Company’s liquidity or results of operations should the Amended Plan not be consummated; the ability of the Company to fund and execute its business plan; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing costs; aviation fuel costs; security-related costs; competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation and regulation; consumer perceptions of the Company’s products; acts of war or terrorism; and other risks and uncertainties listed from time to time in the Company’s reports to the United States Securities and Exchange Commission. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed and consummated can affect the value of the Company’s various pre-petition liabilities, common stock and/or other equity securities. While no assurance can be given as to what values, if any, ultimately will be ascribed in the bankruptcy cases to each of these constituencies, it should be noted that the Amended Plan, which was confirmed on March 18, 2003, affords no distribution to the Company’s equity security holders and cancels such equity securities. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

Financial Overview for 2002

For 2002, the Company’s operating revenues were $6.98 billion, operating loss was $1.32 billion, loss before cumulative effect of accounting change was $1.66 billion and diluted loss per common share before cumulative effect of accounting change was $24.45. For 2001, operating revenues were $8.29 billion, operating loss was $1.68 billion, loss before cumulative effect of accounting change was $2.12 billion and diluted loss per common share before cumulative effect of accounting change was $31.59. As a result of the Company’s Chapter 11 filing as well as the September 11th terrorist attacks and the related aftermath, the Company’s results for both 2002 and 2001 include unusual items (see discussion in “Results of Operations” below).

The weak economic conditions that began in 2001 continued throughout 2002. In the aftermath of the September 11th terrorist attacks, airline passenger demand dropped precipitously industry-wide. The decline in high-yield business traffic, which was down significantly prior to the terrorist attacks, was exacerbated after these attacks as many companies imposed corporate travel restrictions due to the further weakening of the general economy. In response to these adverse events, the Company, led by a new management team headed by David N. Siegel, who joined the Company in March 2002, implemented a plan to return the Company to profitability. The Company was able to successfully negotiate cost savings from many of its employee groups. However, the Company determined that it was unlikely to conclude consensual negotiations with all of the remaining labor groups, various vendors, aircraft lenders/lessors and financiers in a time frame necessary to complete an out-of-court restructuring. Factors contributing to this conclusion include the large number of lenders/lessors and financiers, the inability of trustees to modify payment terms of public equipment financings without the unanimous consent of holders of widely-held trust certificates and the Company’s inability to reject/abandon surplus aircraft leases, return excess aircraft and extinguish applicable obligations without relief under Chapter 11 of the Bankruptcy Code. Faced with declining seasonal revenues, the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code for it and its domestic subsidiaries to maximize their liquidity position and their prospects for a successful reorganization. Refer to “Update on Chapter 11 Proceedings” contained in Item 1 for more details.

Subsequent to its Chapter 11 filing, the Company’s remaining organized labor groups ratified restructuring agreements, the Company transitioned its aircraft negotiations to either rejecting aircraft debt and leases under the provisions of the Bankruptcy Code or working with lessors and lenders under the section 1110 process, and the Company continued to pursue savings from vendors as well from reengineering internal processes. In December 2002 and January 2003, the Company’s organized labor groups agreed to a second round of restructuring agreements, including changes in benefits and productivity improvements. As of February 28, 2003, the Company has substantially achieved savings expected to average approximately $1.9 billion annually over the period through 2008. See “Restructuring Cost Savings” in Item 1 for more information. During the third and fourth quarters of 2002, expenses associated with severance, asset impairment, and other reorganization-related costs offset the early benefits of the company’s cost reductions.

The Company continues to face a weak revenue environment. The airline industry recovery that appeared to be underway during the first half of 2002 stalled. As a result, airlines have consistently been offering steep discounts and attempts to raise prices have repeatedly failed in the face of competitive pressure. In light of its Chapter 11 filing on August 11, 2002, US Airways suffered additional revenue impact as passenger bookings deteriorated for a short period subsequent to the filing. In September, industry revenue also began declining versus previous, already depressed levels. If the current negative trends in industry revenues persist, or should there be another shock to industry demand due to acts of war or terrorism, the implications for the Company’s recovery could be significant.

Aviation fuel is typically the Company’s second largest expense. Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. The military action in the Middle East, continued political unrest in Venezuela and adverse weather during the 2002-2003 winter season continue to impact the supply and demand for oil and consequently the price. Because the operations of the Company’s airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company’s liquidity, results of operations and financial condition. Furthermore, the implications of a sharp increase in the price of aviation fuel for a prolonged period of time for the Company’s recovery would be significant. To manage this risk, the Company utilizes financial instruments designed to reduce the Company’s exposure related to fuel price increases. As of February 28, 2003 the Company had hedges in place for approximately 30% of its remaining 2003 consumption (51% for March, 58% for the second quarter of 2003, 0% for the third quarter of 2003, and 25% for the fourth quarter of 2003). Refer to Item 7A below for more information.

Results of Operations

The following section pertains to activity included in the Company’s Consolidated Statements of Operations (contained in Part II, Item 8) and to changes in selected US Airways operating and financial statistics (see “Selected US Airways Operating and Financial Statistics” below). Except where noted, operating statistics referred to in this section are for scheduled service only. The pro forma amounts and certain noted operating and financial statistics presented herein for US Airways are adjusted to show what US Airways would have reported if the merger of Shuttle, Inc. (Shuttle) had occurred on January 1, 2000. See Note 2 in Part II, Item 8 for additional information related to the Shuttle merger.

2002 Compared With 2001

Operating Revenues–Passenger transportation revenues decreased $1.36 billion. Passenger transportation revenues for US Airways decreased $1.36 billion due to an 8.9% decrease in yield and a 12.9% decrease in RPMs. Passenger transportation revenues related to the wholly-owned regional airlines were flat year-over-year reflecting a decrease in yield of 10.6% that was offset by an increase of 11.1% in RPMs. The unfavorable yield variances reflect a decline in business traffic as many companies imposed corporate travel restrictions due to the further weakening of the general economy, particularly after September 11th. In addition, the airline industry engaged in heavy price discounting to stimulate the industry-wide soft demand related to the sluggish economic conditions as well as the threat of war in Iraq and further terrorist attacks. The decrease in US Airways’ RPMs primarily is due to the schedule reductions that were initiated after September 11th and again after the Company’s bankruptcy filing in August 2002. Cargo and freight revenues decreased 14.6% primarily as a result of lower mail revenues, which reflect mail carriage restrictions imposed by the Federal Aviation Administration in the aftermath of September 11th. Other operating revenues increased principally due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates. RPMs under these arrangements increased 33% reflecting the increased deployment of regional jets in the US Airways Express network. The increased revenues resulting from sales of capacity on the regional jet affiliates are offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below). The increased revenues were partially offset by decreases in mileage credit sales and revenues related to lease of surplus aircraft.

Operating Expenses–Operating expenses declined 16.8%. Excluding unusual items for both 2002 and 2001 (see “Unusual Items” below), the Company’s operating expenses were lower by 14.6% on a capacity decrease of 15.5% at US Airways. The Company’s Personnel costs decreased 12.6% due to lower headcount levels and wage rate and salary reductions relating to the Company’s restructuring. This was partially offset by increases in employee pension and benefit expenses. Aviation fuel decreased 29.1% due to lower average fuel prices and schedule-driven decreases in consumption. Aircraft rent decreased 8.4% due to the reduction in the number of leased aircraft that were operated. Other rent and landing fees decreased 4.5% due to schedule-driven reductions in landings partially offset by higher landing fee rates. Aircraft maintenance decreased 23.9% reflecting the retirement of older aircraft as well as the closure of the US Airways engine shop in Pittsburgh, PA in the fourth quarter of 2001. Other selling expenses decreased 14.7% due to sales volume driven decreases in credit card fees and computer reservation service fees. Depreciation and amortization decreased 24.7% due to the retirement of the F100, B737-200, MD80 and DC9 aircraft fleets partially offset by the purchase of new Airbus aircraft. In addition, the Company ceased amortizing its goodwill effective January 1, 2002 in connection with its adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This favorably impacted expenses by $19 million. Commissions decreased 54.1% due to lower ticket sales and lower average commission rates. Commission rates decreased due to the elimination of the base domestic commissions in March 2002, increases in internet bookings which are less costly to the Company and generally lower maximum payments to travel agents implemented in August 2001. Other operating expenses decreased 3.8% due to decreases in schedule-related expenses including passenger food expenses, crew travel expenses and interrupted trip expenses. These decreases were partially offset by increased expenses related to purchases of capacity (ASMs) on regional jet affiliates, higher insurance expenses and higher security expenses. Refer to “Unusual Items” below for information on Asset impairments and other special items and Airline stabilization act grant.

Other Income (Expense)–Interest income decreased due to lower average investment balances and return rates. Interest expense increased due to more debt outstanding. Refer to “Unusual Items” below for information on Reorganization items, net and Merger termination fee.

Provision (Credit) for Income Taxes–During 2001, the Company recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act), the Company recognized an income tax credit equal to the Company’s carryback potential. The Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in 2002 includes $74 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. The Company continued to record a valuation allowance against its net deferred tax asset which resulted in a 2002 effective tax rate of 13%. The effective tax rate was 32% for the first six months of 2001 after which the Company recorded a valuation allowance which resulted in an effective tax rate of 15%. The tax credit for the first six months of 2001 results from the tax benefits associated with the pretax losses offset by the tax effects of the Company’s permanent tax differences.

Selected US Airways Operating and Financial Statistics–Capacity (as measured by ASMs) decreased 15.5% and passenger volume (as measured by RPMs) decreased 12.9% in 2002. These decreases resulted in a 71.0% passenger load factor, representing a 2.1 percentage point increase over 2001. Full year comparisons are rendered less meaningful due to the events of September 11th. Commercial flights were suspended for almost three days and resumed gradually once the FAA allowed resumption of operations. In addition, the Company made very significant schedule changes as a result of the conditions after September 11th. Yields decreased 8.9% for 2002 reflecting fewer high-yield ticket sales (i.e. business sales) and heavy price discounting used to stimulate the industry-wide soft demand related to the sluggish economic conditions as well as the threat of war in Iraq and further terrorist attacks.

2001 Compared With 2000

Operating Revenues–Passenger transportation revenues decreased $1.18 billion. Passenger transportation revenues for US Airways decreased $1.07 billion on a pro forma basis due to a 12.0% decrease in yield and a 2.3% decrease in RPMs. Passenger transportation revenues related to the wholly-owned regional airlines decreased $104 million reflecting a decrease in yield of 8.0% and a decrease of 7.7% in RPMs. The unfavorable yield variance reflects a decline in business traffic as many companies imposed corporate travel restrictions as the general economy weakened, particularly after September 11th. In addition, the airline industry engaged in heavy price discounting to entice customers to fly post-September 11th. The decrease in RPMs primarily is due to the post-September 11th schedule reductions for US Airways. Cargo and freight revenues were flat. Higher freight revenues reflecting the larger cargo-carrying capability of the Airbus aircraft were offset by lower mail revenues. Mail revenues were down sharply in the fourth quarter of 2001 reflecting mail carriage restrictions imposed by the FAA. Other operating revenues increased principally due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates. These affiliates operated an average of 56 aircraft in 2001 versus 26 aircraft in 2000. The increased revenues resulting from sales of capacity on the regional jet affiliates are partially offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below). In addition, cancellation fee revenues increased reflecting a rate increase from $75 to $100 per cancellation that went into effect during the first quarter of 2001.

Operating Expenses–Operating expenses increased 7.0%. Excluding Asset impairments and other special items and the Airline stabilization act grant (see “Unusual Items” below), operating expenses were flat on essentially the same level of capacity. The Company’s Personnel costs increased 2.4% due to higher wage rates and benefit costs partially offset by lower headcount levels late in the year relating to the Company’s post-September 11th restructuring. Effective May 1, 2001 most US Airways pilots received 17.0% wage rate increases pursuant to the “parity plus 1%” provision in their labor contract. Aviation fuel decreased 14.1% due primarily to lower average fuel prices. Aircraft rent increased 10.4% reflecting rent expense associated with new leased aircraft. Other rent and landing fees were flat as schedule-driven reductions in landings were offset by landing fee rate increases. Aircraft maintenance increased 5.6% due to aircraft engine repair timing factors. Other selling expenses decreased 12.2% due to lower advertising expenditures and sales volume driven decreases in credit card fees. Depreciation and amortization increased 6.2% due to the purchase of new Airbus aircraft partially offset by less depreciation resulting from the aircraft impairment charges. Commissions decreased 24.8% due to lower ticket sales and lower average commission rates. Commission rates decreased due to increases in internet bookings which are less costly to the Company. In addition, the Company revised its travel agent commission rate structure. Effective August 24, 2001, the maximum payment to travel agents was generally reduced. Other operating expenses increased due to expenses related to purchases of capacity (ASMs) on regional jet affiliates and higher insurance rates partially offset by lower schedule-driven expenses such as crew travel and passenger food as well as expenses associated with US Airways’ information systems contract with Electronic Data Systems Corporation (EDS).

Other Income (Expense)–Interest income decreased due to lower average investment balances and return rates. Interest expense increased due to more aircraft-related debt outstanding and airport construction financing. Other, net for 2000 includes an $18 million impairment charge related to warrants the Company held in priceline.com Incorporated (Priceline). Refer to “Unusual Items” below for information on Merger termination fee.

Provision (Credit) for Income Taxes–During 2001, the Company recorded a net tax provision of $272 million including a valuation allowance against its net deferred tax asset. The Company’s tax credit for 2000 was $57 million, representing an effective tax rate of 26%.

Selected US Airways Operating and Financial Statistics–Capacity (as measured by ASMs) was slightly lower and passenger volume (as measured by RPMs) decreased 2.3% in 2001 on a pro forma basis. These decreases resulted in a 68.9% passenger load factor, representing a 1.4 percentage point decrease over 2000. Full year comparisons are rendered less meaningful due to the events of September 11th. Commercial flights were suspended for almost three days and resumed gradually once the FAA allowed resumption of operations. As a result of the conditions after September 11th, the Company adopted a restructuring plan which included very significant schedule changes. By comparison to the prior year, fourth quarter 2001 capacity decreased 19.9%, passenger volume decreased 26.9% and passenger load factor decreased 6.1 percentage points. Load factor year-over-year comparisons improved each month during the fourth quarter: October down 8.5 percentage points, November down 7.1 percentage points and December down 2.6 percentage points. Yields decreased 15.3% and 12.0% for the fourth quarter and full year 2001, respectively. The yield decreases reflect fewer high-yield ticket sales (i.e. business sales) which is typical when there is a general economic slowdown as corporations move to impose travel restrictions. The lower yields also reflect heavy price discounting used to entice customers to fly post-September 11th.

Unusual Items

Asset Impairments and Other Special Items–Asset impairments and other special items included within the Company’s Consolidated Statements of Operations includes the following components (dollars in millions):

	2002		2001
Aircraft impairments and related charges	$392	a)	$787	e)
Pension and postretirement benefit curtailments	(90)	b)	2	b)
Employee severance including benefits	(3)	c)	83	c)
Future aircraft lease commitments	—		70	d)
Other	21	f)	16	f)

	$320		$958

a)	During the fourth quarter of 2002, US Airways conducted an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) on its B737-300, B737-400, B757-200 and B767-200 aircraft fleets as a result of changes to the aircraft’s recoverability periods (the planned conversion of owned aircraft to leased aircraft) as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values for four B737-300s, 15 B737-400s, 21 B757-200s and three B767-200s. In accordance with SFAS 144, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $392 million. Management estimated fair market value using third-party appraisals and recent leasing transactions.

b)	During the fourth quarter of 2002, US Airways recorded a curtailment credit of $120 million related to certain postretirement benefit plans and a $30 million curtailment charge related to certain defined benefit pension plans. During the fourth quarter of 2001, US Airways recognized a $2 million curtailment charge related to a certain postretirement benefit plan. These curtailments resulted from headcount reductions.

c)	In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter. In the fourth quarter, US Airways recognized a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough. During the second quarter of 2002, US Airways recognized a $3 million reduction in accruals related to the involuntary severance primarily as a result of an agreement reached with the US Airways pilot group.

d)	During the third and fourth quarters of 2001, US Airways recorded charges of $4 million and $66 million, respectively, representing the present value of the future minimum lease payments on three B737-200 aircraft and four F-100 aircraft, respectively, that were permanently removed from service.

e)	During August 2001, US Airways conducted an impairment analysis in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121) on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $403 million. In the aftermath of September 11, 2001, the Company elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft retirements were accelerated to the end of 2001 while the F-100s and MD-80s were scheduled to be retired by

April 2002. Based on this, the Company conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pretax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, the Company reviewed other aircraft-related assets which resulted in a pretax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less costs to sell. Management estimated fair value based on recent sales and leasing transactions. US Airways also recognized a pretax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus aircraft and related spare engines and parts, including substantially all its DC-9, MD-80 and B737-200 aircraft. In connection with these agreements, US Airways reduced the carrying values of these assets resulting in a $148 million charge during the fourth quarter of 2001, including a $138 million impairment charge and a charge of $10 million to write down the related spare parts. Additionally, the Company recognized a pretax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party’s early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the first quarter of 2001.

f)	During the fourth quarter of 2002, US Airways recognized an impairment charge related to capitalized gates at certain airports in accordance with SFAS 142. The carrying values of the affected gates were reduced to fair value based on a third party appraisal. During the third quarter of 2001, US Airways recognized a pretax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pretax charge of $3 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date.

Reorganization Items, Net–Reorganization items, net represents amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in the Company’s Consolidated Statement of Operations. Such items consist of the following (dollars in millions):

Year Ended December 31, 2002
Severance including benefits a)	$89
Loss on aircraft abandonment/rejection b)	68
Professional fees	61
Write-off of ESOP deferred compensation	50
DIP financing related expenses	13
Write off of unamortized debt issuance costs	12
Interest income on accumulated cash	(2)
Other	3

$294

a)	As a result of schedule reductions made in connection with the Company’s Chapter 11 reorganization, US Airways terminated or furloughed approximately 6,600 employees across all employee groups. Substantially all affected employees were terminated or furloughed prior to March 31, 2003. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit.

b)	Includes aircraft (34 F-100s, two B757-200s and one B737-400) that were legally abandoned as part of US Airways’ Chapter 11 reorganization. Related aircraft liabilities were adjusted for each aircraft’s expected allowed collateral value.

Airline Stabilization Act Grant–Through December 31, 2002, the Company had received approximately $317 million (US Airways received $306 million and the Company’s Express subsidiaries received $11 million) from the U.S. Government under the Stabilization Act. The rules governing the distribution were finalized during the year and an adjustment of $3 million was recognized in 2002 to reduce the amount of compensation received. The payments partially compensated the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

Merger Termination Fees–In connection with the merger termination agreement, UAL paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. This amount is included in Other, net on the Company’s Consolidated Statements of Operations (see “Other Information” below).

Priceline Impairment–During the fourth quarter of 2000, the Company recognized an $18 million pretax impairment charge in Other, net on the Consolidated Statement of Operations related to warrants the Company held in priceline.com Incorporated.

Selected US Airways Operating and Financial Statistics (1)

	2002		2001		Pro Forma 2000 (2)
Revenue passengers (thousands)*	47,155		56,114		60,636
RPMs (millions)*	40,038		45,948		47,012
ASMs (millions)*	56,360		66,704		66,851
Passenger load factor* (3)	71.0%		68.9%		70.3%
Break-even load factor (4)	86.4%		80.8%		73.0%
Yield* (5)	13.05	¢	14.32	¢	16.28	¢
Passenger revenue per ASM* (6)	9.27	¢	9.86	¢	11.45	¢
Revenue per ASM (7)	10.38	¢	10.92	¢	12.51	¢
Cost per ASM (8)	12.10	¢	12.46	¢	12.72	¢
Average stage length (miles)*	685		667		633
Cost of aviation fuel per gallon (9)	74.36	¢	86.28	¢	95.76	¢
Cost of aviation fuel per gallon, excluding fuel taxes (10)	68.90	¢	80.09	¢	89.11	¢
Gallons of aviation fuel consumed (millions)	972		1,208		1,267
Operating aircraft at year-end	280		342		417
Full-time equivalent employees at year-end	31,404		35,232		43,467

* Scheduled service only (excludes charter service).

(1)	Operating statistics include free frequent travelers and the related miles they flew. Unusual items (see above for additional information) and revenues and expenses associated with US Airways’ capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways’ financial results for purposes of financial statistical calculation and to provide better comparability between periods.

(2)	Includes the activity of the former Shuttle on a pro forma basis as if it was merged into US Airways as of January 1, 2000.

(3)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).

(footnotes continued on following page)

(4)	Percentage of aircraft seating capacity utilized that equates to US Airways breaking-even at the pretax income level.

(5)	Passenger transportation revenue divided by RPMs.

(6)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).

(7)	Total Operating Revenues divided by ASMs (a measure of unit revenue).

(8)	Total Operating Expenses divided by ASMs (a measure of unit cost).

(9)	Includes fuel taxes and transportation charges.

(10)	Includes transportation charges (excludes fuel taxes).

Liquidity and Capital Resources

As of December 31, 2002, the Company’s Cash, Cash equivalents and Short-term investments totaled $634 million compared to $1.08 billion as of December 31, 2001 (the Company’s Consolidated Balance Sheets are contained in Part II, Item 8 of this report).

Statements of Cash Flow Narrative

For 2002, the Company’s operating activities used net cash of $302 million (as presented in the Company’s Consolidated Statements of Cash Flows, which are contained in Part II, Item 8 of this report). Operating cash flows were adversely affected by the same factors that adversely affected financial results during that period (see discussion in “Results of Operations” above). Included in net cash used for operating activities for 2002 is an income tax refund of $169 million received by the Company primarily as a result of the enactment of the Job Creation and Worker Assistance Act of 2002, $53 million of compensation received under the Stabilization Act and payments of $188 million of ticket taxes for which remittance was deferred until January 2002 under the Stabilization Act. As a result of filing for bankruptcy in August 2002, the Company received liquidity protection under the automatic stay provisions of the Bankruptcy Code related to prepetition liabilities. While difficult to quantify, this impacted cash flows from operating activities favorably after the Petition Date. For 2001, the Company’s operating activities used net cash of $112 million. Operating cash flows were adversely impacted by the weak economic environment that was prevalent most of the year and the precipitous drop in operating revenues after September 11th. Operating cash flows were favorably impacted by $264 million of grants pursuant to the Stabilization Act and $188 million of ticket taxes deferrals (see above). For 2000, the Company’s operating activities provided net cash of $697 million reflecting operating results partially offset by income taxes refunded in 2000.

For 2002, net cash provided by investing activities was $22 million. Investing activities included cash outflows of $146 million related to capital expenditures. Capital expenditures included $106 million for three A321 aircraft (two other A321s were purchased in noncash transactions) with the balance related to rotables, ground equipment and miscellaneous assets. Proceeds from disposition of property includes, among other things, proceeds related to surplus aircraft and related parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus DC-9, B737-200 and MD-80 aircraft. Decrease (increase) in short-term investments reflects proceeds from the sale of short-term investments. The Company’s cash and cash equivalents and short-term investments as of December 31, 2001 include funds which, in the ordinary course of business, it withholds from employees and collects from passengers. These funds are required to be paid to applicable governmental authorities, and include withholding for payroll taxes, transportation excise taxes, passenger facility charges and transportation security charges. During the second quarter of 2002, the Company established trusts to fund these obligations. The initial funding (which totaled approximately $201 million) and the net cash flows of the trust are reflected in Decrease (increase) in restricted cash on the Company’s Consolidated Statements of Cash Flows. The funds in the trust accounts, which totaled $208 million as of December 31, 2002, are classified as Restricted cash on the Company’s Consolidated Balance Sheets, including $146 million in current Restricted cash and $62 million in noncurrent Restricted cash.

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

Net cash provided by financing activities during 2002 was $334 million. US Airways received proceeds of $116 million from the mortgage financing of three A321 aircraft (two other A321s were financed in noncash transactions). Additionally, US Airways received proceeds of $33 million with the private placement of pass through certificates that partially finance five previously delivered A330s and $18 million from an engine manufacturer credit facility (see below). The Company also borrowed $300 million under the RSA DIP Facility and $75 million under the Original DIP Facility. The Company used a portion of the RSA DIP Facility funds to repay the full $75 million that was then outstanding under the Original DIP Facility. Prior to the bankruptcy filing, the Company made scheduled principal repayments of long-term debt in the amount of $77 million. Subsequent to the bankruptcy filing, the Company made principal repayments of debt of $56 million including $38 million to the engine manufacturer credit facility.

Net cash provided by financing activities during 2001 was $1.03 billion. This included proceeds of $344 million from the sale-leaseback of eight A320-family aircraft, $389 million from the engine manufacturer credit facility and $562 million from the mortgages of ten A320-family aircraft and three A330 aircraft. In addition, US Airways received $22 million from special facility revenue bond financings (see below). These proceeds were partially offset by the scheduled principal repayments of long-term debt in the amount of $290 million including the February 1, 2001 repayment of US Airways’ $175 million 9 5/8% Senior Notes.

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

Financings During Chapter 11 and Post Effective Date Financings

As part of its restructuring efforts, US Airways sought and received approval subject to certain conditions for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a proposed $1 billion loan financing. US Airways applied for this loan and related guarantee in order to provide additional liquidity necessary to carry out its restructuring plan. The Stabilization Board’s conditions for issuance of the ATSB Guarantee included, among other things, the execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders, confirmation of the Plan of Reorganization by the Bankruptcy Court, a resolution of US Airways pension funding issue approved by the Pension Benefit Guarantee Corporation and, if necessary, the Bankruptcy Court, resolution of certain collateral issues, as well as customary closing documentation. See “ATSB Loan” in Item 1 for more information.

On September 26, 2002, the Bankruptcy Court approved the Company’s designation of RSA as its proposed Plan of Reorganization equity sponsor and granted interim approval of the $500 million RSA DIP Facility on substantially the same terms as the Original DIP Facility. The Bankruptcy Court also granted US Airways Group the authority to borrow up to $300 million under the RSA DIP Facility. On September 27, 2002, the Company borrowed $300 million under the RSA DIP Facility and used a portion of such funds to repay the $75 million that was outstanding under the Original DIP Facility. A final order approving the RSA DIP Facility was entered by the Bankruptcy Court on November 8, 2002. On March 7, 2003, an additional $69 million was borrowed under the RSA DIP Facility.

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

The definitive documentation relating to the RSA DIP Facility contains covenants that require the Company to satisfy ongoing financial requirements including operating results, cash receipts and liquidity. Such covenants also limit, among other things, the Debtors’ ability to borrow additional money, pay dividends and make additional corporate investments.

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

The remaining $131 million of availability under the RSA DIP Facility, subject to the limitation on borrowing availability discussed above, will be available to the Company after certain conditions are met, including (i) the entry by the Bankruptcy Court of a final order approving the terms and conditions of the RSA DIP Facility documents; (ii) the minimum statutory and regulatory review periods shall have expired with respect to US Airways’ marketing agreements with United Air Lines, Inc. (United) and neither the U.S. Department of Transportation nor any other applicable governmental authority or third party has filed any material objection to such marketing agreements which has not been resolved; (iii) (a) the receipt of written confirmation from the Stabilization Board of its conditional approval for the ATSB Guarantee under the Stabilization Act, subject to confirmation by the Bankruptcy Court of a plan of reorganization reasonably acceptable to the Stabilization Board, (b) the approval by the Stabilization Board of a substantially final draft of the plan of reorganization and disclosure statement to be filed in the cases, and (c) the Company demonstrating to the reasonable satisfaction of RSA that it is likely to satisfy all of the conditions to the issuance of the ATSB Guarantee; and (iv) banks, financial institutions and other institutional lenders satisfactory to the

Company and RSA delivering commitments to lend at least the $100 million “at-risk” portion of the $1 billion Stabilization Board guaranteed loan. The Company met the condition described in clause (i) above when the Bankruptcy Court entered a final order approving the RSA DIP Facility on November 8, 2002. With respect to the marketing agreements described in clause (ii) above, on October 2, 2002, the U.S. Department of Transportation announced that it had completed its review of US Airways’ marketing agreements with United and had determined to end the statutory waiting period for such agreements. The Company met the conditions described in clauses (iii)(a) and (iii)(b) above when the Company received written confirmation from the Stabilization Board of its conditional approval of the ATSB Guarantee by letter on February 11, 2003 and the Plan of Reorganization, which was reasonably acceptable to the Stabilization Board, was confirmed by the Bankruptcy Court on March 18, 2003. The Company met the condition in clause (iv) above when it secured commitments from its “at-risk” lenders.

On March 20, 2003, the Company notified RSA that it was not in compliance with a material financial covenant under the DIP Facility. Under the terms of the DIP Facility, RSA could exercise one or more remedies, including but not limited to, a cancellation of its commitment to lend under the DIP Facility as well as the right, upon five business days’ notice, to recover the collateral for the loan. The Company is in discussions with RSA regarding the funding of the remaining $131 million available under the DIP Facility and a potential waiver or standstill agreement while the Company completes the final stages of emergence from Chapter 11.

On September 26, 2002, US Airways Group entered into a definitive investment agreement with RSA to be the proposed plan of reorganization equity sponsor, superceding the TPG MOU. On January 17, 2003, the Company and RSA entered into the RSA Investment Agreement covering certain matters, including but not limited to board composition, the Company’s post-emergence capital structure and the replacement of RSA with the Retirement Systems of Alabama Holdings LLC as the investor under the RSA Investment Agreement. RSA will invest $240 million in cash and is expected to hold approximately 36.2%, on a fully-diluted basis, of the equity in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to a confirmed plan of reorganization. This percentage of equity ownership is subject to change based upon definitive agreements in the final plan of reorganization. If the RSA Investment is consummated in accordance with its terms, RSA is expected to have a voting interest of approximately 71.6% in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to a confirmed plan of reorganization and would hold eight of 15 seats on US Airways Group’s Board of Directors. The RSA Investment is subject to customary conditions to closing as well as the Company’s achievement of certain financial and operational benchmarks. As discussed above, the RSA Investment, if consummated, contemplates the cancellation of the Common Stock.

In November 2001, US Airways obtained a $404 million credit facility from General Electric (GE Credit Facility) from which it initially received proceeds of $389 million. During the fourth quarter of 2002, the Company repaid $38 million and subsequently received proceeds of $18 million from the facility. The Company received an additional $18 million during the first quarter of 2003. The GE Credit Facility is secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, the terms of this credit facility were renegotiated so that borrowings bear interest rates of LIBOR plus 3.5% and the term of the facility is extended from 2006 to 2012.

GE is the Company’s largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 114 of the Company’s aircraft. It also maintains the engines on the Company’s B737-family aircraft, the A320-family aircraft and the B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a settlement with GE that resolves substantially all aircraft, aircraft engine and loan-related issues. In exchange for equity in the reorganized US Airways Group and certain other concessions, GE i) modified the terms of certain agreements to meet the cost savings requirements of the Company’s business plan published in its Amended Disclosure Statement, ii) is providing a DIP liquidity facility (secured by the same collateral as the GE Credit Facility) of up to $120 million (GE DIP Facility), iii) will provide an exit liquidity facility of up to $360 million that will refinance obligations under the GE DIP Facility and provide additional liquidity, iv) will provide $350 million of lease equity for the financing of regional jets and v) extended the term of the GE Credit Facility (see above).

Every obligation of the Company to GE is generally cross-defaulted to all GE obligations including the GE Credit Facility and are cross-collateralized to the collateral securing the GE Credit Facility. The Company commenced making draws under the GE DIP Facility in January 2003.

The Company believes that substantially all of its needs for funds necessary to consummate the Plan and for post-Effective Date working capital financing will be met by projected operating cash flow, the RSA Investment and the ATSB Loan. Moreover, if the Company requires working capital and financing for aircraft acquisitions greater than that provided by projected operating cash flow, the RSA Investment and the ATSB Loan, it may be required either to (a) obtain other sources of financing or (b) curtail their operations. The Company believes that the recapitalization to be accomplished through the Plan will facilitate the ability to obtain additional or replacement working capital financing. No assurance can be given, however, that any additional replacement financing will be available on terms that are favorable or acceptable to the Company. Moreover, there can be no assurance that the Company will be able to obtain an acceptable credit facility upon expiration of the ATSB Guarantee.

Other

On February 1, 2001, US Airways’ 9 5/8% Senior Notes matured. In connection with this, US Airways paid off these notes, which had a principal amount outstanding of $175 million, using cash on hand.

In September 2000, the City of Charlotte issued $35 million of special facility revenue bonds, the proceeds of which were used to pay the cost of design, acquisition, construction and equipping of certain airport-related facilities to be leased to US Airways at the Charlotte/Douglas International Airport.

In July 2000, the Philadelphia Authority for Industrial Development (PAID) issued $71 million of special facility revenue bonds, the proceeds of which were provided to US Airways in the form of an unsecured loan. US Airways utilized the proceeds to finance various improvements at the Philadelphia International Airport where US Airways has significant operations. The bond proceeds were restricted to expenditures at the Philadelphia International Airport and unspent amounts, which were approximately $22 million as of December 31, 2002, are classified as a component of Other assets, net in the Company’s Consolidated Balance Sheet. On January 16, 2003, the Bankruptcy Court approved a settlement between US Airways and HSBC Bank USA, Trustee (HSBC) which serves as indenture trustee for the PAID loan. The settlement provides for the return of approximately $19 million to the debt holders and payment of approximately $3 million to the Company. HSBC will receive a virtual deficiency claim in the event that the recovery received by holders of general unsecured claims pursuant to the Plan exceeds 10%. This claim will be an obligation of the Company. However, the Company believes that it is unlikely such virtual deficiency claim will ever arise given the estimated recoveries on account of general unsecured claims.

Effective August 15, 2001, US Airways terminated its $190 million 364-day secured revolving credit facility and its $250 million three-year secured revolving credit facility. No amounts were outstanding under these facilities, as of August 15, 2001, or at any time during the calendar year. The Company currently has no revolving credit facility.

The following table provides detail of the Company’s future cash contractual obligations, including those obligations subject to compromise, as of December 31, 2002 (dollars in millions). These amounts are subject to change pending the completion of the Company’s reorganization under Chapter 11 of the Bankruptcy Code.

	2003	2004	2005	2006	2007	Thereafter
Long-term debt and capital lease obligations (1)	$520	$166	$208	$205	$217	$2,254
Operating lease commitments (2)	965	819	799	703	634	4,828
Aircraft purchase commitments (3)	4	14	96	598	317	980
Regional jet capacity purchase agreements (4)	320	299	285	285	285	767

Total	$1,809	$1,298	$1,388	$1,791	$1,453	$8,829

(1)	Excludes related interest amounts.
(2)	Includes aircraft obligations financed under enhanced equipment trust certificates.
(3)	Amounts do not reflect an agreement in principle to reduce the number of firm-order aircraft.
(4)	See “US Airways Express Network” in Item 1 for more information regarding these agreements.

As discussed in “Update on Chapter 11 Proceedings” in Item 1, on March 21, 2003 the Company and ALPA reached agreement to terminate the Pilot Retirement Plan and implement a replacement defined contribution plan in its place, effective April 1, 2003. As noted above, resolution of the pension funding issue is a condition to issuance of the ATSB Guarantee and therefore, to the Company’s emergence from Chapter 11. Under the Pilot Retirement Plan, the Company’s funding requirement would be $1.66 billion between 2003 and 2009. Under the new defined contribution plan, funding requirements are estimated to decline to approximately $960 million over the same period.

The Company’s agreements to acquire new Airbus aircraft, accompanying jet engines and ancillary assets have increased the Company’s financing needs and added to the Company’s financial obligations. Through December 31, 2002, US Airways has used cash to purchase substantially all Airbus aircraft and subsequently financed all the aircraft through leveraged lease transactions or secured loan transactions. Additional financing or internally-generated funds will be needed to satisfy the Company’s capital commitments for the balance of firm-order aircraft commitments and for other aircraft-related expenditures beyond 2002. Other capital expenditures, such as rotables and other aircraft components, are also expected to increase in conjunction with the acquisition of the new aircraft and jet engines. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by committed financing.

The Company continues to be highly leveraged. Substantially all of its aircraft and engines are subject to liens securing indebtedness. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. Although the Company does project that it will begin to generate positive cash flow from operations beginning in 2004, there can be no assurances that the Company can achieve or sustain positive cash flow from operations.

The Company estimates that it had substantial net operating loss (NOL) carryforwards at December 31, 2002, for U.S. federal income tax purposes. The Company anticipates that it will experience an “ownership change” (within the meaning of the U.S. Internal Revenue Code Section 382) on the Effective Date as a result of the issuance of equity to the claimholders and RSA pursuant to the plan of reorganization. As a result, the Company’s ability to use any pre-Effective Date NOLs, capital loss carryovers, and certain other tax attributes to offset its income in any post-

Effective Date taxable year (and in the portion of the taxable year of the ownership change following the Effective Date) generally will be limited. Moreover, such Company’s tax attributes will be subject to further limitations if the Company experiences additional future ownership changes or if it does not continue its business enterprise for at least two years following the Effective Date. The Company does not expect to have any meaningful pre-Effective Date NOLs or capital loss carryovers following the consummation of the reorganization transactions.

Because RSA will hold a significant equity position in the reorganized Company following the occurrence of the Effective Date, if RSA disposes of all or some significant amount of this position after the Effective Date, it could cause the reorganized Company to undergo an ownership change. This would generally limit (or possibly eliminate) the reorganized Company’s ability to use post-Effective Date NOLs and other tax attributes.

US Airways utilizes third party service providers to process credit card transactions. As a result of the Chapter 11 filing, these providers have required additional cash collateral to minimize their exposure. If US Airways fails to meet certain financial or nonfinancial covenants, these providers can (i) require additional cash collateral or additional discretionary amounts upon the occurrence of certain events; and (ii) under certain circumstances, terminate such credit card processing agreements. US Airways has received proposals from and is in negotiations with potential credit card processors for Visa and MasterCard transactions, once US Airways emerges from Chapter 11 bankruptcy protection and transitions its current relationship with National Processing Corporation (NPC), a division of National City Bank of Cleveland. US Airways currently has an agreement with NPC which expires March 31, 2003, but which provides for a 45-day extension if a series of milestones are met. Specifically, the 45-day extension with NPC requires that the Company have a confirmed plan of reorganization and a new credit card processing agreement in place by March 31, 2003. The Company then has to substantially complete the plan and close on the ATSB Loan by April 15, 2003, allowing for an extension of the NPC agreement until May 15, 2003. Assuming these conditions are met, US Airways would expect to transition to its new processor in late April or early May. However, there can be no assurance that the current contract can be extended beyond March 31, 2003, if US Airways does not execute an agreement with a new processor by this date. The termination of credit card processing agreements could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

On August 12, 2002, Standard and Poor’s (S&P) lowered its corporate credit ratings on US Airways Group and US Airways to “D” (Default) from “SD” (Selective Default). Ratings on most issues of US Airways that had not already defaulted were lowered as well, and remain on CreditWatch with developing implications. On August 12, 2002, Moody’s Investor Service (Moody’s) downgraded its Senior Implied Ratings of the Company and US Airways to Caa3 from Caa2 and the rating outlook is negative. Credit ratings issued by agencies such as S&P and Moody’s affect the Company’s ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

Eastern U.S. operations comprise a substantial portion of the route structure of the Company’s airline subsidiaries. Although a competitive strength in some regards, the regional concentration of significant operations results in the Company being susceptible to changes in certain regional conditions. Factors such as weather conditions or a decrease in the demand for air transportation in the markets in which the Company operates may adversely affect the Company’s financial condition or results of operations. Adverse changes in certain factors that are generally outside the Company’s control, such as an economic downturn, additional government regulation, intensified competition from lower-cost competitors or increases in the cost of aviation fuel, could have a materially adverse effect on the Company’s liquidity, financial condition, results of operations and future prospects. Other factors that may affect the Company’s actual results include labor costs and consumer perceptions of the Company’s products. The Company is unable to predict the effect that these factors may have on its financial condition or results of operations.

The Company will largely rely on cash flows from operations, the ATSB Loan and the RSA Investment to fund its operations in the near term. Although it has taken aggressive action to reduce its costs, including significant reductions in workforce, many of the Company’s costs are fixed over the intermediate to longer term, so that the Company is not able to reduce its costs as quickly as it is able to reduce its capacity. The impact of the current financial crisis on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including: (1) the continuing adverse impact of the terrorist attacks and war on the economy in general; (2) the level of air travel demand, mix of business and leisure travel and related yields; (3) the Company’s ability to reduce its operating costs and conserve its financial resources; (4) the higher costs associated with new FAA security directives and any other increased regulation of air carriers; (5) the significantly higher costs of aviation insurance coverage, and the extent to which such insurance (and war-risk coverage for vendors) will continue to be commercially available or available through government sources to the Company and its vendors; (6) the ability of the Company to reduce costs to a level that takes into account the significantly reduced size of its operation, and the timing of those cost reductions; (7) the Company’s ability to raise financing in light of the various factors referred to herein; (8) the price and availability of jet fuel, and the availability to the Company of fuel hedges in light of current industry conditions; and (9) the extent of the decline in value of the aircraft in the Company’s fleet. Due in part to the lack of predictability of future traffic, business-leisure mix and related yields as well as costs of aviation fuel, the Company is unable to predict whether it can absorb that impact. However, given the magnitude of the unprecedented events leading up to the financial crisis and the possible subsequent effects, the adverse impact to the Company’s liquidity, financial condition, results of operations and prospects may continue to be material.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes that the following accounting policies are critical because they are subject to significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions:

Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization–The Company assesses the impairment of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant changes in the manner of use of the assets; significant underperformance relative to historical or projected future operating results; or significant negative industry or economic trends. The Company determines that an impairment has occurred when the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company’s best estimate based on appraisals, industry trends and reference to market rates and transactions. Changes in industry capacity and demand for air transportation can significantly impact the fair value of aircraft and related assets. Refer to “Unusual Items” above for details regarding impairment charges taken in 2002 and 2001.

Impairment of Goodwill–Effective January 1, 2002 the Company adopted the provisions of SFAS 142. Upon adoption, the Company assigned all of it assets and liabilities to its reporting units and ceased amortizing goodwill. All goodwill was assigned to the US Airways reporting unit. SFAS 142 requires management to make judgements about the fair value of the US Airways reporting unit to determine whether goodwill is impaired. The Company believes that this accounting estimate is a “critical accounting estimate” because: (1) goodwill is a significant asset; (2) amortization expense was a significant component of operating expenses; and (3) the impact that recognizing an impairment would have on the assets reported on the balance sheet, as well as the net loss, could be material. Beginning January 1, 2002, goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value. During 2002, the Company tested its goodwill for impairment in connection with the required SFAS 142 transitional test and again after its Chapter 11 filing. See Note 2 to the Consolidated Financial Statements (contained in Item 8) for details regarding these tests.

Passenger Revenue Recognition–The Company recognizes passenger transportation revenue and related commission expense when transportation is rendered. Passenger ticket sales collected prior to the transportation taking place are reflected in Traffic balances payable and unused tickets on the Consolidated Balance Sheets. Due to various factors including refunds, exchanges, unused tickets and transactions involving other carriers, certain amounts are recorded based on estimates. The Company routinely performs evaluations of the liability which may result in adjustments which are recognized as a component of Passenger transportation revenue. Actual refund, exchange and expiration activity may vary from estimated amounts. Such differences have historically not been material.

Accounting for Income Taxes–As of December 31, 2002, the Company has a valuation allowance recorded against its net deferred tax asset of $1.36 billion. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

Pensions and Other Postretirement Benefits–The Company accounts for its defined benefit pension plans using Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions” (SFAS 87) and its other postretirement benefit plans using Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (SFAS 106). Under both SFAS 87 and SFAS 106, expense is recognized on an accrual basis over employees’ approximate service periods. Expenses calculated under SFAS 87 and SFAS 106 are generally independent of funding decisions or requirements. Exclusive of curtailment and settlement items, the Company recognized defined benefit pension plan expense of $326 million, $200 million and $229 million in 2002, 2001 and 2000, respectively, and other postretirement benefit expense of $145 million, $127 million and $118 million in 2002, 2001 and 2000, respectively.

The fair value of the Company’s pension plan assets decreased from $3.14 billion at September 30, 2001 to $2.84 billion at September 30, 2002 (All US Airways plans are measured as of September 30; however, all other subsidiaries plans are measured as of December 31). Lower investment returns, increased benefit payments and declining discount rates have increased the plans’ under-funded status from $2.34 billion at September 30, 2001 to $2.44 billion at September 30, 2002.

The calculation of pension and other postretirement benefit expenses and liabilities requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. The

Company believes that the two most critical assumptions for pension plans are the expected long-term rate of return on plan assets and the assumed discount rate and for other postretirement benefit plans are the assumed discount rate and the assumed health care trend rate.

The Company assumed that its pension plans’ assets would generate a long-term rate of return of 8.75% at September 30, 2002. This rate is lower than the assumed rate of 9.5% used at both September 30, 2001 and 2000. The expected long-term rate of return assumption is developed by evaluating input from the plan’s investment consultants, including their review of asset class return expectations and long-term inflation assumptions. The expected long-term rate of return on plan assets is based on a target allocation of assets to the following fund types:

	Percent of Total	Expected Long-Term Rate of Return
Equities	40%	10%
Fixed Income	40	7%
Other	20	12%

Total	100%

The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by one-half of a percentage point (from 9.5% to 9.0%) would have increased US Airways 2002 pension expense by approximately $17 million.

The Company discounted both its future pension obligations and its other postretirement benefit obligations using a rate of 6.75% at September 30, 2002, compared to 7.5% at September 30, 2001 and 8.0% at September 30, 2000. The assumed discount rate is based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. Both liabilities and future expense increase as the discount rate is reduced. Lowering the discount rate by one-half of a percentage point would increase US Airways’ pension and other postretirement liabilities at September 30, 2002 by approximately $395 million and $130 million, respectively. Lowering the discount rate used to calculate US Airways’ pension and post-retirement benefit expenses by one-half of a percentage point would have increased 2002 expenses by approximately $30 million and $6 million, respectively.

At September 30, 2002, the Company assumed a health care cost trend rate of 10% in 2003 decreasing to 5% in 2008 and thereafter when computing its other postretirement benefit liabilities and expenses. This compares to a health care cost trend rate of 7% in 2002 decreasing to 4.5% in 2005 and thereafter assumed as of September 30, 2001. The Company substantially increased its health care cost trend rate as of September 30, 2002 in order to reflect the overall increase in general health care costs which will be partially offset by specific changes in the Company’s plan design. Both the liability and future expense increase as the health care cost trend rate is increased. Increasing the health care cost trend rate by one percentage point would increase the Company’s other postretirement liabilities at September 30, 2002 by approximately $266 million.

Future changes in plan asset returns, assumed discount rates, assumed health care trend rates and various other factors related to the participants in the Company’s pension and other postretirement benefit plans will impact future expenses and liabilities. The Company cannot predict with certainty what these factors will be in the future.

Accounting Changes

Effective January 1, 2002, PSA Airlines, Inc. (PSA), a wholly-owned subsidiary of the Company, changed its method of accounting for engine maintenance from accruing on the basis of hours flown to expensing as incurred. While the former method was permitted under GAAP, the Company believes the new method is preferable as an obligation does not exist until the maintenance services have been performed. The new method is the predominant method used in the airline industry and is consistent with the method used by US Airways and the Company’s other subsidiaries. In connection with the change, the Company recognized a $17 million credit representing the cumulative effect of the accounting change. The effect of adopting the new method was immaterial to the Company’s net loss for 2002. The pro forma effect of the accounting change, assuming the Company had adopted the new method as of January 1, 2000, is immaterial to the Company’s net loss for 2001 and 2000.

On January 1, 2002, the Company adopted SFAS 142 under which goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but instead are assessed for impairment at least annually and also between annual tests when a significant triggering event occurs. During the second quarter of 2002, the Company completed its initial assessment. The fair value of US Airways, the sole reporting unit assigned goodwill, exceeded US Airways’ carrying value, indicating that an impairment did not exist. As a result of the Company’s Chapter 11 filing, the Company reassessed its goodwill for impairment during the third quarter of 2002. This reassessment included an analysis of the fair value of the reporting unit using discounted cash flows based on its September 2002 financial projections which were prepared on a going-concern basis. The projections reflect a number of assumptions as to current and projected market conditions including improved revenue trends from the airline industry’s current depressed levels, assume that the Company achieves its targeted cost reductions and assume that the ATSB Guarantee and the RSA Investment are consummated upon emergence from bankruptcy. Based on the results of this assessment, the fair value of the reporting unit exceeded its carrying value which led the Company to conclude that the reporting unit’s goodwill was not impaired as of September 30, 2002. Year 2002 amortization expense was favorably impacted by $19 million as a result of ceasing amortization of goodwill. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). This statement established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company adopted SFAS 133, as amended, on January 1, 2001. This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders’ Equity (Deficit).

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. On January 1, 2000, the Company changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing revenue when credits are sold, to deferring the portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds will continue to be recognized immediately as a component of Other operating revenues. The Company believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, the Company recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation by primary beneficiaries of variable interest entities (VIEs), as defined. Public companies will generally be subject to its provisions effective after January 31, 2003 for newly-acquired VIEs and the first fiscal or interim period beginning after June 15, 2003 for VIE holdings acquired prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements. However, as a result of the complexities of this interpretation, the evolving understanding and forthcoming implementation guidance from the FASB, the Company is continuing to evaluate the provisions of FIN 46.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Refer to Note 7(e) to the Company’s Notes to Consolidated Financial Statements for more information regarding guarantees.

In July 2002, the FASB issued Statement of Financial Accounting Standards No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 replaces EITF 94-3. The principal effect of applying SFAS 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

Other Information

On July 27, 2001, the U.S. Department of Justice announced its intention to file suit to block the proposed merger of the Company with a wholly-owned subsidiary of UAL, United’s parent corporation. As a result, the Company, UAL and Yellow Jacket Acquisition Corp. (the UAL wholly-owned subsidiary formed for the purpose of this merger) entered into a termination agreement on July 27, 2001 with respect to that certain Agreement and Plan of Merger, dated as of May 23, 2000, as amended, among the parties. In connection with such termination agreement, UAL paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. The amount paid to Mr. Johnson is included in Other, net on the Company’s Consolidated Statements of Operations.

The Company places significant reliance on its information technology systems. To reduce costs and improve service levels, the Company entered into a long-term agreement with Sabre, Inc. (Sabre) effective January 1, 1998 to provide substantially all of the Company’s information technology requirements. On July 1, 2001, Sabre completed the sale of its airline infrastructure outsourcing business to EDS but retained ownership of its intellectual property. In connection with this sale, US Airways bifurcated its service agreement with Sabre into an agreement with EDS and an agreement with Sabre. EDS became responsible for substantially all of the Company’s information technology requirements except for certain programming and support for most of Sabre’s intellectual property, including Sabre’s reservation and fare pricing systems, which Sabre continues to provide to the Company. The Company does not expect its information technology costs to change materially as a result of these new relationships. In February 2003, the Company assumed the EDS contract after it reached an agreement with EDS with significantly improved terms and conditions upon emergence from bankruptcy.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures include commodity price risk (i.e. the price paid to obtain aviation fuel), interest rate risk and equity price risk. The potential impact of adverse increases in the aforementioned risks and general strategies employed by the Company to manage such risks are discussed below.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions the Company may take to mitigate its exposure to such changes. Actual results of changes in prices or rates may differ materially from the following hypothetical results.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. The military action in the Middle East, continued political unrest in Venezuela and adverse weather during the 2002-2003 winter season continue to impact the supply and demand for oil and consequently the price. Because the operations of the Company’s airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company’s liquidity, results of operations and financial condition. For 2002 and 2001, aviation fuel expenses represented 9.8% and 11.8%, respectively, of the Company’s total operating expenses (as adjusted to exclude unusual items for comparability purposes).

The Company utilizes financial derivatives, including fixed price swap agreements, collar structures and other similar instruments, to manage the risk associated with changes in aviation fuel prices. As of December 31, 2002, the Company had open fuel hedge positions in place to hedge 62% of its first quarter 2003 anticipated jet fuel requirements and 24% of its second quarter 2003 anticipated jet fuel requirements. The fair value of these positions was a net asset of approximately $12 million, which is recorded in Prepaid expenses and other in the Company’s Consolidated Balance Sheet. An immediate hypothetical ten percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2002 prices would change the fair value of the commodity derivative financial instruments in place by $11 million.

Interest Rate Risk

Exposure to interest rate risk relates primarily to the Company’s cash equivalents and short-term investments portfolios and long-term debt obligations.

Considering the Company’s average balance and typically short duration of cash equivalents and short-term investments during 2002, an assumed 10% decrease in the average interest earned on these financial instruments would not materially impact the Company’s results of operations.

As of December 31, 2002 and 2001, the Company had $745 million and $468 million of variable-rate debt outstanding, respectively. Assuming a hypothetical 10% increase in average interest rates during 2003 as compared to 2002 and normalized for new debt issued, interest expense would increase by $4 million. Additional information regarding the Company’s long-term debt obligations (including liabilities subject to compromise) as of December 31, 2002 is as follows (dollars in millions):

	Expected Maturity Date							12/31/02 Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total
Fixed-rate debt	$209	$111	$152	$147	$158	$1,996	$2,773	$	(a	)
Weighted avg. interest rate	8.5%	7.3%	9.7%	7.1%	7.2%	7.0%
Variable-rate debt	$310	$54	$55	$57	$58	$211	$745	$	(a	)
Weighted avg. interest rate	5.6%	5.4%	5.4%	5.4%	5.4%	5.4%

(a)	As a result of the Company’s Chapter 11 filing, the fair value of debt outstanding cannot be reasonably determined.

As of December 31, 2002, the Company has firm orders for 38 Airbus aircraft scheduled for delivery between 2005 and 2009. During the first quarter of 2003, the Company reached an agreement in principle with AVSA. S.A.R.L. to convert its firm orders for 37 A320-family aircraft and one A330-300 aircraft into firm orders for 19 A320-family aircraft and ten A330-200 aircraft. See

Note 7(a) to the Company’s Notes to Consolidated Financial Statements for additional information.

Equity Price Risk

US Airways holds Sabre Holdings Corporation (SHC) stock options that have a fair value and carrying value of $5 million as of December 31, 2002. Fair value is computed using the Black-Scholes stock option pricing model. A hypothetical ten percent decrease in the December 31, 2002 value of the SHC stock price would decrease the fair value of the stock options by $1 million. See

Note 3(b) to the Company’s Notes to Consolidated Financial Statements for information related to the fair value of these options.

Item 8. Consolidated Financial Statements of US Airways Group

Independent Auditors’ Report

The Stockholders and Board of Directors

US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring losses from operations, has an accumulated deficit and as discussed in Note 1 to the consolidated financial statements, filed a voluntary petition seeking to reorganize under Chapter 11 of the federal bankruptcy laws which raise substantial doubt about its ability to continue as a going concern. Although the Company is currently operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things: (1) the ability to maintain compliance with all terms of the debtor-in-possession financing agreement; (2) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (3) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (4) the resolution of the uncertainty as to the amount of claims that will be allowed and as to a number of disputed claims which are materially in excess of amounts reflected in the accompanying consolidated financial statements; (5) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain the required debt and equity financing to emerge from bankruptcy protection; and (6) the Company’s ability to achieve profitability. Management’s plans in regard to these uncertainties are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “ Goodwill and Other Intangible Assets”. Also, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for engine maintenance at PSA Airlines, Inc., a wholly-owned subsidiary of the Company; effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities; and effective January 1, 2000, the Company changed its method of accounting for the sale of mileage credits in its frequent traveler programs.

KPMG LLP

McLean, Virginia

March 24, 2003

US Airways Group, Inc.

(Debtor and Debtor-in-Possession)

Consolidated Statements of Operations

Year Ended December 31,

(dollars in millions, except per share amounts)

	2002	2001	2000
Operating Revenues
Passenger transportation	$5,804	$7,164	$8,341
Cargo and freight	140	164	164
Other	1,033	960	764

Total Operating Revenues	6,977	8,288	9,269
Operating Expenses
Personnel costs	3,255	3,726	3,637
Aviation fuel	782	1,103	1,284
Aircraft rent	525	573	519
Other rent and landing fees	429	449	448
Aircraft maintenance	405	532	504
Other selling expenses	314	368	419
Depreciation and amortization	295	392	369
Commissions	128	279	371
Asset impairments and other special items	320	958	—
Airline stabilization act grant	3	(320)	—
Other	1,838	1,911	1,771

Total Operating Expenses	8,294	9,971	9,322

Operating Loss	(1,317)	(1,683)	(53)
Other Income (Expense)
Interest income	22	61	76
Interest expense	(322)	(297)	(251)
Interest capitalized	7	18	33
Merger termination fee	—	50	—
Reorganization items, net	(294)	—	—
Other, net	(11)	(1)	(28)

Other Income (Expense), Net	(598)	(169)	(170)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(1,915)	(1,852)	(223)
Provision (Credit) for Income Taxes	(252)	272	(57)

Loss Before Cumulative Effect of Accounting Change	(1,663)	(2,124)	(166)
Cumulative Effect of Accounting Change, Net of Applicable Income Taxes	17	7	(103)

Net Loss	$(1,646)	$(2,117)	$(269)

Earning (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(24.45)	$(31.59)	$(2.47)
Cumulative Effect of Accounting Change	$0.25	$0.11	$(1.55)

Net Loss per Common Share	$(24.20)	$(31.48)	$(4.02)

Diluted
Before Cumulative Effect of Accounting Change	$(24.45)	$(31.59)	$(2.47)
Cumulative Effect of Accounting Change	$0.25	$0.11	$(1.55)

Net Loss per Common Share	$(24.20)	$(31.48)	$(4.02)

Shares Used for Computation (000)
Basic	68,040	67,227	66,855
Diluted	68,040	67,227	66,855

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

(Debtor and Debtor-in-Possession)

Consolidated Balance Sheets

December 31,

(dollars in millions, except per share amount)

	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$585	$593
Short-term investments	49	485
Restricted cash	150	—
Receivables, net	228	281
Materials and supplies, net	192	209
Prepaid expenses and other	104	207

Total Current Assets	1,308	1,775
Property and Equipment
Flight equipment	5,395	7,472
Ground property and equipment	1,153	1,211
Less accumulated depreciation and amortization	(2,663)	(4,075)

	3,885	4,608
Purchase deposits for flight equipment	56	85

Total Property and Equipment	3,941	4,693
Other Assets
Goodwill	531	531
Pension assets	—	411
Other intangibles, net	307	343
Restricted cash	364	144
Other assets, net	92	128

Total Other Assets	1,294	1,557

	$6,543	$8,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current maturities of long-term debt and DIP Facility	$300	$159
Accounts payable	238	625
Traffic balances payable and unused tickets	784	817
Accrued aircraft rent	174	257
Accrued salaries, wages and vacation	288	372
Other accrued expenses	465	796

Total Current Liabilities	2,249	3,026
Noncurrent Liabilities
Long-term debt, net of current maturities	18	3,515
Accrued aircraft rent	—	293
Deferred gains, net	—	589
Postretirement benefits other than pensions	1,443	1,474
Employee benefit liabilities and other	2,274	1,743

Total Noncurrent Liabilities	3,735	7,614
Liabilities Subject to Compromise	5,480	—
Commitments and Contingencies
Stockholders’ Deficit
Common Stock, par value $1 per share, issued 101,172,000 shares	101	101
Paid-in capital	2,147	2,185
Accumulated deficit	(4,583)	(2,937)
Common stock held in treasury, at cost, 33,092,000 shares and 33,584,000 shares, respectively	(1,711)	(1,749)
Deferred compensation	(5)	(62)
Accumulated other comprehensive loss, net of income tax effect	(870)	(153)

Total Stockholders’ Deficit	(4,921)	(2,615)

	$6,543	$8,025

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

(Debtor and Debtor-in-Possession)

Consolidated Statements of Cash Flows

Year Ended December 31,

(in millions)

	2002	2001	2000
Cash flows from operating activities
Net loss	$(1,646)	$(2,117)	$(269)
Adjustments to reconcile net loss to net cash Provided by (used for) operating activities
Non-cash impairments and other special items	442	927	—
Depreciation and amortization	295	392	369
Deferred income tax provision (credit)	—	487	(106)
Losses (gains) on dispositions of property	(2)	(3)	(3)
Amortization of deferred gains and credits	(48)	(48)	(43)
Cumulative effect of accounting change, net of applicable income taxes	(17)	(7)	103
Other	174	(28)	25
Changes in certain assets and liabilities
Decrease (increase) in receivables	23	80	(26)
Decrease (increase) in materials and supplies, prepaid expenses, pension assets and other assets	454	3	(17)
Increase (decrease) in traffic balances payable and unused tickets	(33)	(73)	89
Increase (decrease) in accounts payable and accrued expenses	(33)	209	491
Increase (decrease) in postretirement benefits other than pensions, noncurrent	89	66	84

Net cash provided by (used for) operating activities	(302)	(112)	697

Reorganization items, net	(62)	—	—

Cash flows from investing activities
Capital expenditures	(146)	(1,135)	(1,978)
Proceeds from dispositions of property	100	53	31
Proceeds from exercise of Sabre options	—	—	81
Decrease (increase) in short-term investments	430	280	(150)
Decrease (increase) in restricted cash and investments	(370)	(72)	11
Other	8	7	4

Net cash provided by (used for) investing activities	22	(867)	(2,001)

Cash flows from financing activities
Proceeds from the sale-leaseback of aircraft	—	344	910
Proceeds from issuance of long-term debt	167	973	1,340
Proceeds from issuance of Debtor-in-Possession financing	375	—	—
Principal payments on long-term debt and capital lease obligations	(133)	(290)	(631)
Principal payments on Debtor-in-Possession financing	(75)	—	—
Purchases of Common Stock	—	—	(20)
Sales of treasury Stock	—	2	2

Net cash provided by (used for) financing activities	334	1,029	1,601

Net increase (decrease) in Cash and Cash equivalents	(8)	50	297

Cash and Cash equivalents at beginning of year	593	543	246

Cash and Cash equivalents at end of year	$585	$593	$543

Noncash investing and financing activities
Flight equipment acquired through issuance of debt	$77	$—	$—
Capital lease obligation incurred	$—	$32	$—

Supplemental Information
Interest paid, net of amounts capitalized	$248	$274	$210
Income taxes received	$177	$113	$87

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

(Debtor and Debtor-in-Possession)

Consolidated Statements of Stockholders’ Deficit

Three Years Ended December 31, 2002

(dollars in millions, except per share amounts)

						Accumulated other comprehensive income (loss), net of income tax effect
	Common Stock	Paid-in capital	Accumulated deficit	Common Stock held in treasury	Deferred compen- sation	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability	Total	Comprehensive income (loss)
Balance as of December 31, 1999	$101	$2,268	$(551)	$(1,852)	$(83)	$—	$—	$—	$(117)
Purchase of 155,000 shares of Common Stock	—	—	—	(5)	—	—	—	—	(5)
Grant of 941,000 shares of non-vested stock	—	—	—	26	(26)	—	—	—	—
Reversion of 29,000 shares of previously-granted non-vested stock	—	—	—	(1)	1	—	—	—	—
Acquisition of 78,000 shares of Common Stock from certain employees	—	—	—	(3)	—	—	—	—	(3)
Exercise of 68,000 stock options	—	—	—	1	—	—	—	—	1
Reissuance of shares held in treasury for less than cost	—	(27)	—	27	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	33	—	—	—	33
Unrealized gain on available-for-sale securities	—	—	—	—	—	2	—	—	2	$2
Net loss	—	—	(269)	—	—	—	—	—	(269)	(269)

Total comprehensive loss										$(267)

Balance as of December 31, 2000	$101	$2,241	$(820)	$(1,807)	$(75)	$2	$—	$—	$(358)
Grant of 1,111,000 shares of non-vested stock and 1,849,000 stock options	—	1	—	6	(7)	—	—	—	—
Reversion of 483,000 shares of previously-granted non-vested stock	—	—	—	(6)	6	—	—	—	—
Acquisition of 177,000 shares of Common Stock from certain employees	—	—	—	(1)	—	—	—	—	(1)
Exercise of 104,000 stock options	—	—	—	2	—	—	—	—	2
Reissuance of shares held in treasury for less than cost	—	(57)	—	57	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	14	—	—	—	14
Unrealized loss on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	(17)	—	(17)	$(17)
Minimum pension liability change	—	—	—	—	—	—	—	(138)	(138)	(138)
Net loss	—	—	(2,117)	—	—	—	—	—	(2,117)	(2,117)

Total comprehensive loss										$(2,272)

Balance as of December 31, 2001	$101	$2,185	$(2,937)	$(1,749)	$(62)	$2	$(17)	$(138)	$(2,615)

(continued on following page)

US Airways Group, Inc.

(Debtor and Debtor-in-Possession)

Consolidated Statements of Stockholders’ Deficit (Continued)

Three Years Ended December 31, 2002

(dollars in millions, except per share amounts)

						Accumulated other comprehensive income (loss), net of income tax effect
	Common Stock	Paid-in capital	Accumulated deficit	Common Stock held in treasury	Deferred compen- sation	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability	Total	Comprehensive income (loss)
Grant of 753,000 shares of non-vested stock	—	—	—	5	(5)	—	—	—	—
Reversion of 242,000 shares of previously- granted non-vested stock	—	—	—	(5)	5	—	—	—	—
Reissuance of shares held in treasury for less than cost	—	(38)	—	38	–	—	—	—	—
Amortization of deferred compensation	—	—	—	—	7	—	—	—	7
Write off of ESOP deferred compensation	—	—	—	—	50	—	—	—	50
Unrealized loss on available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	(2)	—	—	(2)	$(2)
Unrealized gain on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	27	—	27	27
Minimum pension liability change	—	—	—	—	—	—	—	(742)	(742)	(742)
Net loss	—	—	(1,646)	—	—	—	—	—	(1,646)	(1,646)

Total comprehensive loss										$(2,363)

Balance as of December 31, 2002	$101	$2,147	$(4,583)	$(1,711)	$(5)	$–	$10	$(880)	$(4,921)

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

Notes to Consolidated Financial Statements

1.	Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On August 11, 2002 (Petition Date), US Airways Group, Inc. (US Airways Group or the Company) and its seven domestic subsidiaries (collectively, the Debtors), which account for substantially all of the operations of the Company, including its principal operating subsidiary US Airways, Inc. (US Airways) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court or Court) (Case Nos. 02-83984-SSM through 02-83991-SSM). The Debtors’ cases are being jointly administered under the caption “In re US Airways Group, Inc., et al., Case No. 02-83984-SSM.” The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The following discussion provides general background information regarding the Debtors’ Chapter 11 cases, but is not intended to be an exhaustive summary. For additional information regarding the effect of these cases on the Debtors, investors should refer to the Bankruptcy Code and to the disclosure statement approved by the Bankruptcy Court on January 17, 2003 and filed with US Airways Group’s Current Report on Form 8-K, dated January 31, 2003 and filed with the Securities and Exchange Commission (SEC) on February 4, 2003 (Disclosure Statement).

In response to a series of adverse events that led to severe financial losses, in mid-2002, US Airways Group’s management undertook a comprehensive restructuring effort to achieve cost competitiveness through economic concessions from key stakeholders, such as employees, aircraft lenders and lessors and other vendors in order to allow the Company to reduce costs, create financial flexibility and restore its long-term viability and profitability. Despite extensive negotiations and substantial progress in obtaining concessions, the Company was unable to achieve sufficient cost savings from a sufficient number of its key stakeholders to enable it to restructure on a consensual basis outside of Chapter 11 of the Bankruptcy Code. Accordingly, faced with declining seasonal revenues and cash flow, the Company determined it was necessary to file for relief under Chapter 11 as a means of completing the restructuring process and putting the Company in a position to return to profitability.

At hearings held on August 12, 2002, the Bankruptcy Court granted the Debtors’ first day motions for various relief designed to stabilize their operations and business relationships with customers, vendors, employees and others and entered orders granting authority to the Debtors to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the Debtors’ Dividend Miles program and its ticketing programs; (d) honor obligations arising prior to the Petition Date related to the Company’s interline, clearinghouse, code sharing and other similar agreements; (e) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facilities charges; and (f) pay certain other obligations. The Bankruptcy Court also gave interim approval for US Airways Group to borrow $75 million under a proposed $500 million senior secured debtor-in-possession financing facility provided by Credit Suisse First Boston, Cayman Islands Branch, and Bank of America, N.A., with participation from Texas Pacific Group (Original DIP Facility). At that time, US Airways Group also announced its entry into a memorandum of understanding with Texas Pacific Group (TPG) for a $200 million equity investment upon emergence from bankruptcy (the

TPG MOU). Such proposed investment was subject to higher or otherwise better offers. As required by the Bankruptcy Code, the United States Trustee appointed an official committee of unsecured creditors (the Official Committee). The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.

On September 25, 2002, each of the Debtors filed with the Bankruptcy Court their respective “Schedules of Assets and Liabilities and Statements of Financial Affairs” (Initial Schedules and Statements) and the corresponding explanatory notes (Explanatory Notes), which set forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in the Explanatory Notes. On December 2, 2002, certain of the Debtors filed amendments to the Initial Schedules and Statements to add certain new creditors thereto. The deadline for filing proofs of claim with the Bankruptcy Court was November 4, 2002 (General Bar Date), with a limited exception for governmental entities, which had until February 7, 2003 to file proofs of claim (Governmental Units Bar Date). As is typical in reorganization cases, differences between amounts scheduled by the Debtors and claims by creditors are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of such liability. The Debtors believe that many of these claims are duplicative, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. The Plan of Reorganization (defined below) provides for a disputed claims resolution process. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. Until the disputed claims resolution process is finalized and the amount of allowed claims determined in connection therewith, distributions to general unsecured claimants under the Plan of Reorganization will not be made. On February 27, 2003, the Debtors filed an exhibit to its Plan of Reorganization listing the contracts that were assumed and rejected.

On September 26, 2002, after receiving an offer on September 25, 2002, the Company entered into a definitive investment agreement with the Retirement Systems of Alabama to be the proposed Plan of Reorganization equity sponsor, superseding the TPG MOU. On January 17, 2003, the Company and the Retirement Systems of Alabama entered into an amendment to the investment agreement (as amended, the RSA Investment Agreement) which provides that the Retirement Systems of Alabama Holdings LLC (RSA) will replace The Retirement Systems of Alabama as the investor under the RSA Investment Agreement. Under the RSA Investment Agreement, which is a keystone to the Plan of Reorganization, RSA will invest $240 million in cash and is expected to hold approximately 36.2%, on a fully-diluted basis, of the equity in, and the right to designate eight of 15 directors of, the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to a confirmed plan of reorganization, as more fully described in the Disclosure Statement (the RSA Investment). Just as with the TPG MOU, the RSA Investment was subject to higher or otherwise better offers, to be solicited by the Debtors in accordance with the amended bidding procedures (Amended Bidding Procedures) approved by the Bankruptcy Court. The Amended Bidding Procedures established November 15, 2002 as the deadline for submission to the Debtors of competing plan proposals. No competing proposals were received by the Debtors and, accordingly, RSA was designated as the winning plan sponsor. US Airways Group also accepted a commitment from The Retirement Systems of Alabama for a fully-underwritten $500 million debtor-in-possession financing facility on substantially the same terms as the Original DIP Facility (RSA DIP Facility or DIP Facility). The RSA DIP Facility replaced the Original DIP Facility. See “Debtor-In-Possession Financing” and “RSA Investment” below for more information regarding the RSA DIP Facility and RSA Investment.

Under the Bankruptcy Code, the Debtors had the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if they did so, 60 additional days to obtain necessary acceptances of their plan. Such periods were subject to extension by the Bankruptcy Court for cause. On December 12, 2002, the Bankruptcy Court extended the Debtors’ exclusive period to propose a plan of reorganization (Filing Period) through January 31, 2003, and to solicit acceptances of such plan (Solicitation Period) through April 1, 2003. On February 20, 2003, the Bankruptcy Court once again extended the Filing Period and Solicitation Period through March 31, 2003 and May 30, 2003, respectively.

Bankruptcy law does not permit solicitation of votes on a reorganization plan until the Bankruptcy Court approves the applicable disclosure statement relating to the reorganization plan. On December 20, 2002, the Debtors filed the “Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession” and the related disclosure statement. On January 17, 2003, the Debtors filed the “First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession” (Plan of Reorganization) and related Disclosure Statement. On January 16 and January 17, 2003, the Bankruptcy Court held hearings on the Disclosure Statement and, on January 17, 2003, entered an order approving the Disclosure Statement as containing information adequate to enable creditors whose votes are being solicited to make an informed judgment whether to accept or reject the Plan of Reorganization and, among other things, authorized a balloting and solicitation process. That solicitation process commenced on January 31, 2003 when the Debtors mailed solicitation packages to creditors and concluded on March 10, 2003, which was the date by which creditors’ ballots were to be received by the Debtors’ voting agent in order to be counted. March 10, 2003 also marked the deadline by which objections to the Plan of Reorganization were to be filed with the Bankruptcy Court. In addition, the Bankruptcy Court scheduled March 18, 2003 as the date for commencement of a hearing on confirmation of the Plan of Reorganization.

The Plan of Reorganization constitutes a separate plan of reorganization for each of the Debtors. In accordance with the Bankruptcy Code, the Plan of Reorganization divides claims against, and interests in, each of the Debtors into classes (Classes of Claims and Interests) according to their relative seniority and other criteria and provides the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agrees to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provides for full payment of all allowed administrative and priority claims, and the distribution of shares of new equity in reorganized US Airways Group to unsecured creditors of the Debtors in satisfaction of their allowed claims, which distribution is estimated to have a value, as disclosed in the Disclosure Statement, expected to be between 1.2 percent to 1.8 percent of total allowed unsecured claims. US Airways Group’s existing subordinated creditors and equity security holders are not entitled to any distribution under the Plan of Reorganization. Investors should refer to the Plan of Reorganization and the Disclosure Statement for a complete statement of its terms.

On March 18, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization (Confirmation Order). While the Plan of Reorganization has been confirmed by the Bankruptcy Court, it has not yet been consummated. The Plan of Reorganization will be consummated on the business day determined by the Debtors on which all conditions to the consummation of the Plan of Reorganization have been satisfied or waived and is the day upon which the Plan of Reorganization is substantially consummated (the Effective Date). Provided that the conditions precedent to consummation are either satisfied or waived in accordance with the Plan of Reorganization, the Effective Date of the Plan of Reorganization is expected to occur on or about March 31, 2003, unless such date is extended by the Debtors. The following are the conditions precedent to the occurrence of the Effective Date: (i) the Bankruptcy Court shall have entered one or more orders (which may include the Confirmation Order) authorizing the assumption of unexpired leases and executory contracts by the Debtors as contemplated by the Plan of Reorganization; (ii) all conditions precedent to the funding under the RSA Investment Agreement shall have been satisfied or waived in accordance with the terms thereof and the funding under such agreement shall have occurred; (iii) the $900 million loan guarantee (ATSB

Guarantee) from the Air Transportation Stabilization Board (Stabilization Board—See “ATSB Loan” below) shall have been executed and delivered by all of the parties thereto and all conditions precedent to the consummation thereof shall have been waived or satisfied in accordance with the terms thereof, and funding as agreed upon under the ATSB Guarantee shall have occurred; (iv) the tentative agreements reached in December 2002, between US Airways and the employee groups represented by the Association of Flight Attendants, the Communication Workers of America, the International Association of Machinists and Aerospace Workers and the Transport Workers Union modifying earlier restructuring agreements to incorporate additional cost reductions shall have been ratified and executed by the parties thereto; (v) requisite actions shall have been taken such that the pension funding requirements with respect to the employee defined benefit pension plans maintained by US Airways shall be consistent with the pro forma financial projections appended to the Disclosure Statement; and (vi) the Confirmation Order shall remain unstayed. There can be no assurance that all conditions will be satisfied by March 31, 2003.

The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined unless and until the Bankruptcy Court lifted the automatic stay.

Notwithstanding the above general discussion of the automatic stay, however, the Debtors’ right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, within 60 days after the Petition Date (Section 1110 Deadline), agree to perform all of the obligations (Section 1110 Agreement) under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Debtors’ insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court. Until the occurrence of the Effective Date, the provisions of section 1110 may materially impact the Debtors’ options with respect to its fleet optimization strategy.

In order to address the fleet-related issues raised by section 1110, the Debtors entered into various stipulations and agreements with their respective aircraft lessors and mortgagees including, but not limited to, stipulations to extend the section 1110 deadline (Section 1110 Deadline Extension) and Section 1110 Agreements. By March 31, 2003, the Debtors expect that every aircraft in the Debtors’ fleet will be subject to a restructuring agreement, a Section 1110 Agreement or a Section 1110 Deadline Extension, the agreement with respect to the aircraft will have been assumed, or such aircraft will have been abandoned or rejected. The Debtors may make further adjustments to their aircraft fleet consistent with the Plan of Reorganization and the Confirmation Order. As of December 31, 2002, the Debtors had rejected or abandoned 85 aircraft including 57 aircraft that were parked prior to the Petition Date.

On January 30, 2003, the Debtors filed a motion requesting (i) a determination from the Bankruptcy Court that the Debtors satisfy the financial requirements for a “distress termination”

of the defined benefit Retirement Income Plan for Pilots of US Airways, Inc. (Pilot Retirement Plan) under section 404(c)(2)(B)(ii)(IV) of the Employee Retirement Income Security Act of 1974, as amended, and approval of such pension plan’s termination and (ii) the authorization of the implementation of a defined contribution retirement plan for its pilots (Distress Termination Motion). A hearing on the Distress Termination Motion began on February 21, 2003 and continued thereafter from February 24 through March 1, 2003. On March 2, 2003, the Bankruptcy Court authorized the Debtors to terminate the Pilot Retirement Plan on March 31, 2003 subject to a determination, under the arbitration procedures established by the collective bargaining agreement and the Railway Labor Act, that the proposed termination does not violate the collective bargaining agreement between US Airways and the Air Line Pilots Association (ALPA). The Bankruptcy Court authorized US Airways to establish, effective as of the date of termination, a follow-on defined contribution retirement plan for the pilots of US Airways, on terms consistent with the letter agreement of December 13, 2002, between US Airways and ALPA. On March 21, 2003, the Company and ALPA reached agreement on a replacement pension plan to be effective April 1, 2003. The agreement was ratified by the ALPA Master Executive Council and is subject to approval by the Pension Benefit Guaranty Corporation (PBGC) and final approval by the Bankruptcy Court. On March 24, 2003, the Debtors filed a motion with the Bankruptcy Court seeking supplemental authority to implement a new defined contribution plan. The motion is expected to be heard March 28, 2003. The Company anticipates receiving final PBGC approval prior to the proposed plan termination on March 31, 2003.

Debtor-In-Possession Financing

On September 26, 2002, the Bankruptcy Court approved the Company’s designation of RSA as its proposed Plan of Reorganization equity sponsor and granted interim approval of the $500 million RSA DIP Facility on substantially the same terms as the Original DIP Facility. The Bankruptcy Court also granted US Airways Group the authority to borrow up to $300 million under the RSA DIP Facility. On September 27, 2002, the Company borrowed $300 million under the RSA DIP Facility and used a portion of such funds to repay the $75 million that was outstanding under the Original DIP Facility. A final order approving the RSA DIP Facility was entered by the Bankruptcy Court on November 8, 2002. On March 7, 2003, an additional $69 million was borrowed under the RSA DIP Facility.

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

The definitive documentation relating to the RSA DIP Facility contains covenants that require the Company to satisfy ongoing financial requirements including operating results, cash receipts and liquidity. Such covenants also limit, among other things, the Debtors’ ability to borrow additional money, pay dividends and make additional corporate investments.

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

The remaining $131 million of availability under the RSA DIP Facility, subject to the limitation on borrowing availability discussed above, will be available to the Company after certain conditions are met, including (i) the entry by the Bankruptcy Court of a final order approving the terms and conditions of the RSA DIP Facility documents; (ii) the minimum statutory and regulatory review periods shall have expired with respect to US Airways’ marketing agreements with United Air Lines, Inc. (United) and neither the U.S. Department of Transportation nor any other applicable governmental authority or third party has filed any material objection to such marketing agreements which has not been resolved; (iii) (a) the receipt of written confirmation from the Stabilization Board of its conditional approval for the ATSB Guarantee under the Air Transportation Safety and System Stabilization Act (Stabilization Act), subject to confirmation by the Bankruptcy Court of a plan of reorganization reasonably acceptable to the Stabilization Board, (b) the approval by the Stabilization Board of a substantially final draft of the plan of reorganization and disclosure statement to be filed in the cases, and (c) the Company demonstrating to the reasonable satisfaction of RSA that it is likely to satisfy all of the conditions to the issuance of the ATSB Guarantee; and (iv) banks, financial institutions and other institutional lenders satisfactory to the Company and RSA delivering commitments to lend at least the $100 million “at-risk” portion of the $1 billion Stabilization Board guaranteed loan. The Company met the condition described in clause (i) above when the Bankruptcy Court entered a final order approving the RSA DIP Facility on November 8, 2002. With respect to the marketing agreements described in clause (ii) above, on October 2, 2002, the U.S. Department of Transportation announced that it had completed its review of US Airways’ marketing agreements with United and had determined to end the statutory waiting period for such agreements. The Company met the conditions described in clauses (iii)(a) and (iii)(b) above when the Company received written confirmation from the Stabilization Board of its conditional approval of the ATSB Guarantee by letter on February 11, 2003 and the Plan of Reorganization, which was reasonably acceptable to the Stabilization Board, was confirmed by the Bankruptcy Court on March 18, 2003. The Company met the condition in clause (iv) above when it secured commitments from its “at-risk” lenders.

On March 20, 2003, the Company notified RSA that it was not in compliance with a material financial covenant under the DIP Facility. Under the terms of the DIP Facility, RSA could exercise one or more remedies, including but not limited to, a cancellation of its commitment to lend under the DIP Facility as well as the right, upon five business days’ notice, to recover the collateral for the loan. The Company is in discussions with RSA regarding the funding of the remaining $131 million available under the DIP Facility and a potential waiver or standstill agreement while the Company completes the final stages of emergence from Chapter 11.

RSA Investment

The RSA Investment Agreement covers certain matters, including but not limited to, board composition, the Company’s post-emergence capital structure and the replacement of the Retirement Systems of Alabama with the Retirement Systems of Alabama Holdings LLC as the investor under the RSA Investment Agreement. RSA will invest $240 million in cash and is expected to hold approximately 36.2% of the equity in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to the confirmed Plan of Reorganization. If the RSA Investment is consummated in accordance with its terms, RSA is expected to have a voting interest of approximately 71.6% in the reorganized US Airways Group immediately upon emergence from Chapter 11 pursuant to the confirmed Plan of Reorganization and would hold eight of 15 seats on US Airways Group’s Board of Directors. The RSA Investment is subject to customary conditions to closing as well as the Company’s achievement of certain financial and operational benchmarks. The RSA Investment, if consummated, contemplates the cancellation of the common stock of US Airways Group (Common Stock).

Notice and Hearing Procedures for Trading in Claims and Equity Securities

In connection with the Company’s bankruptcy filing, on August 12, 2002, the Bankruptcy Court entered an interim order (Interim NOL Order) to assist the Debtors in monitoring and preserving their net operating losses (NOLs) by imposing certain notice and hearing procedures on trading in (i) claims against the Debtors (Claims) or (ii) equity securities in the Company. In general, the Interim NOL Order applied to any person or entity that, directly or indirectly, beneficially owns, or was about to enter into a transaction pursuant to which it would directly or indirectly beneficially own, (i) an aggregate principal amount of Claims equal to or exceeding $50 million (including a lease or leases under which one or more of the Debtors are lessees and pursuant to which payments of $50 million or more, in the aggregate, are or will become due) or (ii) three million or more shares of Common Stock. Under the Interim NOL Order, such persons or entities were required to provide 30 calendar days advance notice to the Court, the Debtors, and Debtors’ counsel prior to purchasing or selling any Claims or Common Stock, and the Debtors had 30 calendar days after receipt of such notice to object to any proposed transfer described therein. If the Debtors filed an objection, such transaction would not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. If the Debtors did not object within such 30 day period, such transaction may have proceeded solely as set forth in the notice. Moreover, the Interim NOL Order required that any person or entity who, directly or indirectly, beneficially owned $50 million or more in Claims or three million or more shares of Common Stock file and serve a notice setting forth the size of their holdings on or before the later of (i) 40 days after the effective date of the notice of entry of the Interim NOL Order or (ii) 10 days after becoming such a beneficial owner. Pursuant to the Interim NOL Order, any purchase, sale or other transfer of Claims or equity securities in the Company in violation of these procedures was null and void ab initio as an act in violation of the automatic stay under section 362 of the Bankruptcy Code.

After holding a final hearing on the Interim NOL Order on September 26, 2002, the Bankruptcy Court entered the final order on October 2, 2002 (Final NOL Order), which modified certain aspects of the Interim Order. The modifications include, among others, (i) an increase from $50 million to $100 million of the Claims threshold amount for determining which creditors are subject to the notice and objection procedures of the Final NOL Order and (ii) a decrease from 30 calendar days to 10 business days of the period during which the Debtors may object to a notice of proposed transfer of Claims or Common Stock. The Common Stock threshold amount for determining which equity holders are subject to the notice and objection procedures of the Final NOL Order remains unchanged from the Interim NOL Order.

ATSB Loan

As part of its restructuring efforts, US Airways sought and received conditional approval for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a proposed $1 billion loan financing (the ATSB Loan). US Airways applied for this loan and related guarantee in order to provide additional liquidity necessary to carry out its restructuring plan. On February 11, 2003, the Stabilization Board issued a letter to US Airways reaffirming its approval of the ATSB Guarantee, subject to certain conditions. The Stabilization

Board’s conditions for issuance of the ATSB Guarantee included, among other things, the execution and delivery of legally binding agreements acceptable to the Stabilization Board containing economic concessions from key stakeholders, confirmation of the Plan of Reorganization by the Bankruptcy Court, a resolution of US Airways pension funding issue approved by the Pension Benefit Guarantee Corporation and, if necessary, the Bankruptcy Court, resolution of certain collateral issues, as well as customary closing documentation.

It is expected that the ATSB Loan will consist of a $1 billion term loan facility to US Airways, $900 million of which will be guaranteed by the Stabilization Board. The ATSB Loan will also be guaranteed by each of the Debtors (other than US Airways). The ATSB Loan will be secured by first priority liens on substantially all of the unencumbered present and future assets of the Debtors (including certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan is expected to bear interest as follows: (i) 90% of the ATSB Loan will bear interest (a) if funded through a participating lender’s commercial paper conduit program, at a rate of interest equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan will bear interest at LIBOR plus 4.0%. In addition, it is expected that US Airways will be charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board’s exposure under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, it is expected that the Stabilization Board will receive warrants that will enable it to purchase approximately 10% of the Company’s common stock on a fully diluted basis.

The maturity date of the ATSB Loan is expected to be six and one-half years following the funding date. In addition, it is expected that the ATSB Loan will require semi-annual amortization payments commencing in October 2006, each such amortization payment to be in the amount of $125 million, with a final scheduled principal payment of $250 million due on the maturity date of the ATSB Loan.

The ATSB Loan will be subject to acceleration upon the occurrence of an event of default under the ATSB Loan and will contain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) from excess cash flow should the value of the collateral pledged in respect of the ATSB Loan decrease below a specified coverage level.

It is expected that the definitive documentation relating to the ATSB Loan will contain covenants that will require US Airways to satisfy ongoing financial requirements including operating results, fixed charge coverage and liquidity. Such covenants also limit, among other things, the Debtors’ ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 restructuring.

Definitive documentation for the ATSB Loan has not yet been completed and funding of the ATSB Loan is subject to certain conditions precedent which have not yet been satisfied. While the Company expects to satisfy such conditions in the near future, there is no assurance that it will satisfy such conditions.

2. Summary of Significant Accounting Policies

(a) Basis of presentation and nature of operations

The accompanying Consolidated Financial Statements include the accounts of US Airways Group and its wholly-owned subsidiaries. Principal subsidiaries include US Airways, Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with 2002 classifications.

Effective July 1, 2000, Shuttle, Inc. (Shuttle) was merged into US Airways. The operations of the former Shuttle subsequent to June 30, 2000 are included in US Airways’ consolidated financial statements. Shuttle was formerly a wholly-owned subsidiary of US Airways Group. Accordingly, the Shuttle operations are included in the Company’s consolidated financial statements for all periods presented.

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

The Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Revenues, expenses, realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the Consolidated Statements of Operations. The Consolidated Balance Sheets distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Unless otherwise settled, liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

US Airways is the Company’s principal operating subsidiary and accounted for approximately 83% of the Company’s operating revenues in 2002 on a consolidated basis. US Airways is a major U.S. air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 47 million passengers during 2002 and was the seventh largest U.S. air carrier, as ranked by revenue passenger miles (RPMs). US Airways operates predominantly in the eastern U.S. with major connecting hubs at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Boston’s Logan International Airport (Logan), New York’s LaGuardia Airport and Washington’s Ronald Reagan Washington National Airport (Reagan National).

Allegheny, Piedmont and PSA (which collectively enplaned approximately 7 million passengers in 2002) are regional air carriers that, along with seven non-owned regional airline carriers with which the Company has marketing agreements, form “US Airways Express.” US Airways Express also has a majority of its operations in the eastern U.S.

(b) Operating environment

Most of the operations of the Company’s airline subsidiaries are in competitive markets. Competitors include other air carriers along with other modes of transportation.

The weak economic conditions that began in 2001 continued throughout 2002. In the aftermath of the September 11th terrorist attacks, airline passenger demand dropped precipitously industry-wide. The decline in high-yield business traffic, which was down significantly prior to the terrorist attacks, was exacerbated after these attacks as many companies imposed corporate travel restrictions due to the further weakening of the general economy. In response to these adverse events, the Company, led by a new management team headed by David N. Siegel, who joined the Company in March 2002, implemented a plan to return the Company to profitability. The Company was able to successfully negotiate cost savings from many of its employee groups. However, the Company determined that it was unlikely to conclude consensual negotiations with all of the remaining labor groups, various vendors, aircraft lenders/lessors and financiers in a time frame necessary to complete an out-of-court restructuring. Factors contributing to this conclusion include the large number of lenders/lessors and financiers, the inability of trustees to modify payment terms of public equipment financings without the unanimous consent of holders of widely-held trust certificates and the Company’s inability to reject/abandon surplus aircraft leases, return excess aircraft and extinguish applicable obligations without relief under Chapter 11 of the Bankruptcy Code. Faced with declining seasonal revenues, the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code for it and its domestic subsidiaries to maximize their liquidity position and their prospects for a successful reorganization. See Note 1 for more details.

The Company continues to face a weak revenue environment. The airline industry recovery that appeared to be underway during the first half of 2002 stalled. As a result, airlines have consistently been offering steep discounts and attempts to raise prices have repeatedly failed in the face of competitive pressure. In light of its Chapter 11 filing on August 11, 2002, US Airways suffered additional revenue impact as passenger bookings deteriorated for a short period subsequent to the filing. In September, industry revenue also began declining versus previous, already depressed levels. If the current negative trends in industry revenues persist, or should there be another shock to industry demand due to acts of war or terrorism, the implications for the Company’s recovery could be significant.

The growth and expansion of competitors with lower cost and fare structures in its markets has put considerable pressure on US Airways to reduce its operating costs in order to maintain its competitiveness. In addition, although a competitive strength in some regards, the concentration of significant operations in the eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on the Company’s financial condition and results of operations.

Personnel costs represent the Company’s largest expense category. As of December 31, 2002, the Company’s subsidiaries employed approximately 37,100 full-time equivalent employees. Approximately 31,700 (84%) of the Company’s active employees are covered by collective bargaining agreements with various unions.

Aviation fuel is typically the Company’s second largest expense. Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. The military action in the Middle East, continued political unrest in Venezuela and adverse weather during the 2002-2003 winter season continue to impact the supply and demand for oil and consequently the price. Because the operations of the Company’s airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company’s liquidity, results of operations and financial condition. The Company utilizes financial derivatives to manage the risk associated with changes in aviation fuel price. However, the implications of a sharp increase in the price of aviation fuel for a prolonged period of time for the Company’s recovery would be significant. See Note 3 for more information on the Company’s derivative instruments.

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

US Airways classifies securities underlying its Cash equivalents and Short-term investments as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of Stockholders’ Deficit within Accumulated other comprehensive income (loss), net of income tax effect.

(d) Restricted cash

Restricted cash includes deposits in trust accounts primarily to fund certain taxes and fees and collateralize letters of credit and workers’ compensation claims; credit card processing collateral and fuel hedge collateral. Restricted cash is stated at cost which approximates fair value. See Note 3(b) for further information.

(e) Materials and supplies, net

Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

(f) Property and Equipment

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

The Company monitors the recoverability of the carrying value of its long-lived assets. Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company recognizes an “impairment charge” when the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value and the asset’s carrying value exceeds its fair value.

(g) Goodwill and Other intangibles, net

Goodwill is the cost in excess of fair value of the tangible and identifiable intangible assets of businesses acquired. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) under which goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but instead are assessed for impairment at least annually and also between annual tests when a significant triggering event occurs. During the second quarter of 2002, the Company completed its initial assessment. The fair value of US Airways, the sole reporting unit assigned goodwill, exceeded US Airways’ carrying value, indicating that an impairment did not exist. As a result of the Company’s Chapter 11 filing, the Company reassessed its goodwill for impairment during the third quarter of 2002. This reassessment included an analysis of the fair value of the reporting unit using discounted cash flows based on its September 2002 financial projections which were prepared on a going-concern basis. The projections reflect a number of assumptions as to current and projected market conditions including improved revenue trends from the airline industry’s current depressed levels, assume that the Company achieves its targeted cost reductions and assume that the ATSB Guarantee and the RSA Investment are consummated upon emergence from bankruptcy. Based on the results of this assessment, the fair value of the reporting unit exceeded its carrying value which led the Company to conclude that the reporting unit’s goodwill was not impaired as of September 30, 2002. Year 2002 amortization expense was favorably impacted by $19 million as a result of ceasing amortization of goodwill.

Results for the years ended December 31, 2001 and 2000, as adjusted, assuming the discontinuation of amortization of goodwill, are shown below (in millions):

	2001	2000
Reported net loss	$(2,117)	$(269)
Goodwill amortization, net of tax	19	19

Adjusted net loss	$(2,098)	$(250)

Basic/Diluted loss per common share
Reported net loss	$(31.48)	$(4.02)
Goodwill amortization, net of tax	.27	.28

Adjusted net loss	$(31.21)	$(3.74)

SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144. The following table provides information relating to the Company’s intangible assets subject to amortization (except where noted) as of December 31, 2002 and 2001 (in millions):

	Original Cost		Accumulated Amortization
	2002	2001	2002	2001
Airport take-off and landing slots	$184	$185	$62	$55
Airport gate leasehold rights	165	165	147	116
Capitalized software costs	220	211	167	133
Intangible pension asset (1)	114	86	—	—

Total	$683	$647	$376	$304

(1)	Not subject to amortization.

During 2002, the Company recorded capitalized software costs of $9 million and an increase to the intangible pension asset of $28 million. The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots, over the term of the lease for airport gate leasehold rights and over five years for capitalized software costs on a straight-line basis and included in Depreciation and amortization on the Consolidated Statements of Operations. The intangible pension asset is recognized in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (SFAS 87). As a result of the depressed revenue environment in the airline industry, during the fourth quarter of 2002, the Company conducted an impairment analysis of its airport take-off and landing slots and airport gate leasehold rights and determined that certain airport gate leasehold rights (which are included in the US Airways operating segment) were impaired. The Company estimated fair market value using third-party appraisals. This culminated in an impairment charge of $21 million reflected in Asset impairments and other special items on the Consolidated Statement of Operations. For the years ended December 31, 2002, 2001 and 2000, US Airways recorded amortization expense of $51 million (exclusive of the impairment charge discussed above), $56 million and $47 million, respectively, related to its intangible assets. US Airways expects to record annual amortization expense of $45 million in 2003; $22 million in 2004; $14 million in 2005; $12 million in 2006; and $10 million in 2007 related to these intangible assets.

(h) Other assets, net

Other assets, net consist primarily of long-term investments, unamortized debt issuance costs and unspent bond proceeds to finance various improvements at the Philadelphia International Airport.

(i) Frequent traveler program

US Airways accrues the estimated incremental cost of travel awards earned by participants in its “Dividend Miles” frequent traveler program when the requisite mileage award levels are achieved. US Airways also sells mileage credits to certain marketing partners. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. On January 1, 2000, US Airways changed its method of accounting for the sale of mileage credits in its Dividend Miles program from recognizing all revenue when credits are sold, to deferring the portion of revenue attributable to future transportation and recognizing it as passenger revenue when the service is provided. The remaining portion of sales proceeds is recognized immediately as a component of Other operating revenues. US Airways believes the new method results in a better matching of revenue with the period in which travel services are provided. In connection with the change, US Airways recognized a $103 million, net of applicable income taxes, cumulative effect charge on January 1, 2000.

(j) Derivative financial instruments

The Company’s results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, the Company periodically enters into fixed price swap agreements, collar structures and other similar instruments, which may have maturities of up to 12 months. These agreements substantially fix the Company’s cash flows related to fuel expense. Because there is not a readily available market for derivatives in aircraft fuel, the Company primarily uses heating oil and crude oil contracts to manage its exposure to the movement of aircraft fuel prices. The changes in the market value of the heating oil and crude oil contracts have a high correlation to changes in aircraft fuel prices. The agreements generally qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging” (SFAS 133). The Company does not purchase or hold any derivative financial instruments for trading purposes.

Upon adoption of SFAS 133 on January 1, 2001, the Company recorded the fair market value of its fuel hedge contracts, which was approximately $2 million, on its Consolidated Balance Sheet. On an ongoing basis, the Company adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income until the hedged fuel is recognized into earnings. However, to the extent that the change in the value of the fuel hedge contract does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, the excess gain or loss is considered “ineffective” and is immediately recognized in earnings. The fuel hedge contracts gains and losses including those classified as “ineffective” are recognized to Aviation fuel on the Company’s Consolidated Statements of Operations, except for those related to hedging purchases of aviation fuel under its regional jet capacity purchase agreements, which are recorded to Other operating expenses.

The Company holds stock options in Sabre, Inc. (Sabre) and warrants in a number of e-commerce companies as a result of service agreements with them. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded the fair market value of its stock options and warrants, which was approximately $12 million, on its Consolidated Balance Sheets. The offset was a $7 million credit, net of income taxes, recorded to Cumulative Effect of Accounting Change on the Company’s Consolidated Statements of Operations. On an ongoing basis, the Company adjusts its balance sheet to reflect changes in the current fair market value of the stock options and warrants to Other, net on its Consolidated Statements of Operations.

Prior to its adoption of SFAS 133, the Company deferred all gains and losses on its fuel hedge contracts until the month the underlying jet fuel being hedged was used and its stock options and warrants were accounted for using the cost method. See Note 3 for more information on the Company’s derivative financial instruments.

(k) Deferred gains, net

Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense. The gain related to the exercise of Sabre options is deferred and amortized over the contract period as a reduction to Other operating expenses. See Note 3 for more information concerning the Sabre options.

(l) Passenger transportation revenues

Revenue is recognized when the transportation service is rendered. Passenger ticket sales are recorded as a liability (Traffic balances payable and unused tickets) and subsequently relieved either through carriage of the passenger, refund to the passenger, expiration of the passenger ticket or billing from another air carrier which provided the service. Due to various factors including refunds, exchanges, unused tickets and transactions involving other carriers, certain amounts are recorded based on estimates. These estimates are based upon historical experience and have been consistently applied to record revenue. The Company routinely performs evaluations of the liability which may result in adjustments which are recognized as a component of Passenger transportation revenue. Actual refund, exchange and expiration activity may vary from estimated amounts. Such differences have historically not been material.

US Airways purchases all of the capacity (available seat miles) generated by Mesa Airlines, Inc. (Mesa), Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (Trans States) in certain markets. In 2003, US Airways will also begin purchasing the capacity of Midway Airlines Corporation (Midway) and Republic Airlines (Republic). Mesa, Chautauqua, Trans States, Midway and Republic operate regional jet aircraft in these markets as part of US Airways Express. US Airways recognizes revenues related to these arrangements as Other operating revenues when transportation service is rendered by these affiliates or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways’ Traffic balances payable and unused tickets and are subsequently relieved in the same manner as described above.

See Note 2(i) above for information on the sale of Dividend Miles that are recognized as a component of passenger transportation revenues.

(m) Stock-based compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations to account for awards of stock-based compensation granted to employees. Under these provisions, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Award compensation is amortized on a pro rata basis. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the provisions of APB 25 as described above, and has adopted only the disclosure requirements of SFAS 123. The following table discloses the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period presented:

	2002	2001	2000
	(in millions, except per share data)
Net Income (Loss), as reported	$(1,646)	$(2,117)	$(269)
Recorded stock-based compensation expense	—	1	1
Stock-based compensation expense determined under the fair-value based method	(13)	(36)	(38)

Net Income (Loss), pro forma	$(1,659)	$(2,152)	$(306)

EPS–Basic/Diluted, as reported	$(24.20)	$(31.48)	$(4.02)
EPS–Basic/Diluted, pro forma	$(24.38)	$(32.01)	$(4.58)

(n) Maintenance and repair costs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred. Prior to 2002, engine overhaul costs incurred by PSA were accrued on the basis of hours flown. Effective January 1, 2002, PSA changed its method of accounting for engine overhaul costs from accruing on the basis of hours flown to expensing as incurred. While the former method was permitted under GAAP, the Company believes the new method is preferable since an obligation does not exist until the maintenance services have been performed. As a result, the Company recorded a credit of $17 million representing the cumulative effect of the accounting change.

(o) Other selling expenses

Other selling expenses include credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses for 2002, 2001 and 2000 were $30 million, $28 million and $53 million, respectively (such costs are expensed when incurred).

(p) Earnings (Loss) per Common Share

Basic Earnings (Loss) per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts) for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000
Income (loss) before cumulative effect of accounting change	$(1,663)	$(2,124)	$(166)

Common Shares:
Weighted average common shares outstanding (basic)	68	67	67
Incremental shares related to outstanding stock options	—	—	—

Weighted average common shares outstanding (diluted)	68	67	67

EPS before accounting change–Basic	$(24.45)	$(31.59)	$(2.47)
EPS before accounting change–Diluted	$(24.45)	$(31.59)	$(2.47)

Note: EPS amounts may not recalculate due to rounding.

For the years ended December 31, 2001 and 2000, 0.8 million and 1.4 million incremental shares from the assumed exercise of stock options, respectively, are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 16.3 million, 10.4 million and 7.0 million stock options for the years ended December 31, 2002, 2001 and 2000, respectively, are not included in the computation of diluted EPS because the option exercise price was greater than the average market price of common stock for the period.

As discussed in Note 1, the Plan of Reorganization contemplates the cancellation of the Company’s existing equity securities and the issuance of new equity securities to certain investors, creditors and employees. As a result, the weighted average common shares outstanding may materially change upon the Company’s emergence from Chapter 11.

(q) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation by primary beneficiaries of variable interest entities (VIEs), as defined. Public companies will generally be subject to its provisions effective after January 31, 2003 for newly-acquired VIEs and the first fiscal or interim period beginning after June 15, 2003 for VIE holdings acquired prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements. However, as a result of the complexities of this interpretation, the evolving understanding and forthcoming implementation guidance from the FASB, the Company is continuing to evaluate the provisions of FIN 46.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Refer to Note 7(e) below for more information regarding guarantees.

3. Financial Instruments

(a) General

On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (SHC Stock Options) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of Sabre Holdings Corporation (SHC Common Stock), Sabre’s parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 per option and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback provision, if US Airways elects to terminate its information technology service agreement with Sabre it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months. The deferred gain from the 1999 exercise is amortized on a straight-line basis over a contractually determined period ending December 2012. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common Stock at an exercise price of $23.78 subject to an $111.83 per share cap on the fair market value of the underlying common stock. These options are exercisable during a ten-year period beginning January 2, 2003.

The Company utilizes fixed price swap agreements, collar structures and other similar instruments to manage its exposure related to jet fuel price changes. During 2002, the Company recognized gains of approximately $18 million related to its fuel hedging activities including a gain of $1 million related to hedge ineffectiveness. During 2001, the Company recognized losses of approximately $18 million including a loss of $1 million related to hedge ineffectiveness. These recognized gains and losses were primarily included in Aviation Fuel on the Company’s Consolidated Statements of Operations. As of December 31, 2002, the Company had open fuel hedge positions in place to hedge 62% of its first quarter 2003 anticipated jet fuel requirements and 24% of its second quarter 2003 anticipated jet fuel requirements. The Company had $10 million of unrealized gains related to fuel hedge positions recorded in Accumulated other comprehensive loss, net of income tax effect on its Consolidated Balance Sheet as of December 31, 2002. These gains are expected to be realized in 2003 results.

US Airways is a member of the SITA Foundation (SITA), the principal asset of which is its equity interest in Equant N.V., an international data network service company. In February and December 1999, SITA sold a portion of its interest in Equant in secondary public offerings and distributed the pro rata proceeds to certain of its members (including US Airways) that elected to participate in the offerings. In connection with this transaction, US Airways recorded pretax gains of $17 million in 1999. During 2001, US Airways’ remaining Equant ownership was converted to France Telecom shares, which US Airways then sold resulting in a $3 million pretax gain. These gains are included in Other, net on the Company’s Consolidated Statements of Operations.

In November 1999, US Airways entered into an agreement with priceline.com Incorporated (Priceline) which sets forth the terms and conditions under which ticket inventory provided by US Airways may be sold utilizing Priceline’s internet-based electronic commerce system. In connection with the agreement, US Airways received warrants to purchase up to 1.5 million shares of Priceline’s common stock for $52.625 per share. The fair value of these warrants was $18 million as of December 31, 1999 and was determined using valuations obtained from third parties. In 2000, US Airways recorded an $18 million pretax impairment charge related to these warrants. See Note 14 for more information.

US Airways periodically reviews the financial condition of each counterparty to its financial contracts and believes that the potential for default by any of the current counterparties is negligible.

(b) Fair value of financial instruments

In accordance with the provisions of SFAS 115, the fair values for US Airways’ short-term investments are determined based upon quoted market prices. Cash equivalents and restricted cash are carried at cost which approximates fair value. US Airways estimated the fair values of its note receivable and long-term debt by discounting expected future cash flows using current rates offered to US Airways for notes receivable and debt with similar maturities. The estimated fair value of the remaining SHC Stock Options (including the clawback provision) was calculated using the Black-Scholes stock option pricing model. The fair values of the fuel contracts are obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

US Airways holds warrants in a number of e-commerce companies as a result of entering into service agreements with them. The carrying amount of the warrants is equal to the estimated fair value, which is calculated using the Black-Scholes stock option pricing model. The carrying amount of these warrants was not material as of December 31, 2002 and 2001.

The estimated fair values of US Airways’ financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):

	December 31,
	2002			2001
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Cash equivalents	$554	$554		$267	$267
Short-term investments (a)	49	49		485	485
Restricted cash	514	514		144	144
Notes receivable (b)	17	17		15	15
SHC Stock Options (c)	5	5		17	17
Long-term debt (excludes capital lease obligations) (d)	(3,518)	(f	)	(3,614)	(3,013)
Contracts in a net receivable (payable) position:
Fuel contracts (e)	12	12		(18)	(18)

(a)	Classified as ‘available for sale’ in accordance with SFAS 115. See also Note 2(c).

(b)	Carrying amount included in Receivables, net on the Company’s Consolidated Balance Sheets, except for the noncurrent portion ($7 million and $11 million at December 31, 2002 and 2001, respectively) which is included in Other assets, net.

(c)	Carrying amount included in Other assets, net on the Company’s Consolidated Balance Sheets.

(d)	Includes Long-term debt classified as subject to compromise. See also Notes 5 and 12.

(e)	Carrying amount included in Prepaid expenses and other of Other accrued expense, as applicable on the Company’s Consolidated Balance Sheet.

(f)	As a result of the Company’s Chapter 11 filing, the fair value of debt outstanding cannot be reasonably determined.

4. Income Taxes

The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

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

The components of the Company’s provision (credit) for income taxes are as follows (in millions):

	2002	2001	2000
Current provision:
Federal	$(252)	$(209)	$48
State	—	(6)	1

Total current	(252)	(215)	49

Deferred provision:
Federal	—	439	(97)
State	—	48	(9)

Total deferred	—	487	(106)

Provision (credit) for income taxes	$(252)	$272	$(57)

The significant components of deferred income tax provision (credit) for the years ended December 31, 2002, 2001 and 2000 are as follows (in millions):

	2002	2001	2000
Deferred tax provision (exclusive of the other components listed below)	$(417)	$(454)	$(106)
Increase in the valuation allowance for deferred tax assets	417	941	—

Total	$—	$487	$(106)

A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (credit) for income taxes is provided below (in millions):

	2002	2001	2000
Tax credit computed at federal statutory rate	$(670)	$(648)	$(78)
Book expenses not deductible for tax purposes	15	18	28
State income tax provision (credit), net of federal tax benefit	—	27	(5)
Increase in the federal valuation allowance	371	878	—
Expiration of ITC Credit	25	—	—
Other	7	(3)	(2)

Provision (credit) for income taxes	$(252)	$272	$(57)

Effective tax rate	13%	15%	26%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in millions):

	2002	2001
Deferred tax assets:
Leasing transactions	$199	$166
Gain on sale and leaseback transactions	167	189
Employee benefits	1,170	1,027
Other deferred tax assets	273	266
Net operating loss carryforwards	199	—
Investment tax credit carryforwards	25	—
AMT credit carryforward	24	150
Valuation allowance	(1,360)	(943)

Net deferred tax assets	697	855

Deferred tax liabilities:
Depreciation and amortization	680	812
Other deferred tax liabilities	17	43

Total deferred tax liabilities	697	855

Net deferred tax assets	—	—
Less: current deferred tax assets	—	—

Noncurrent deferred tax assets	$—	$—

The deferred tax assets and liabilities disclosed above include a deferred tax liability of $5 million as of December 31, 2001 related to the cumulative effect of a change in accounting principle for derivative instruments and hedging activities.

Included in the employee benefit deferred tax assets at December 31, 2002 and 2001, among other items, are $566 million and $575 million, respectively, related to obligations of postretirement medical benefits.

As of December 31, 2002, the Company had a $567 million federal net operating loss carryforward expiring in 2022, $25 million of investment tax credits expiring in 2003 and 2004, $24 million of alternative minimum tax credits which do not expire, and $2 billion of state net operating loss carryforwards primarily expiring from 2006 to 2022. However, these attributes are expected to be substantially reduced or totally eliminated by cancellation of debt income that will result under the bankruptcy proceedings. In addition, an Internal Revenue Code Section 382 change of ownership will occur upon issuance of new common stock to claimholders. Section 382 will substantially limit the annual usage of any remaining tax attributes that were generated prior to the change of ownership. The amount of the limitation will be determinable at the time of the ownership change.

The federal income tax returns of the Company through 1986 have been examined and settled with the Internal Revenue Service. The 1999 federal income tax return is currently under examination. See Note 7(d) below.

The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards/carrybacks for the last three years (in millions):

	2002	2001	2000
Pretax book loss	$(1,915)	$(1,852)	$(223)
Taxable income (loss)	$(1,102)	$(946)	$167

The reasons for significant differences between taxable income and pretax book income primarily relate to employee pension and postretirement benefit costs, employee related accruals, leasing transactions, gains on sale-leaseback transactions, investment gains and certain aircraft impairment charges.

5. Long-Term Debt, Including Capital Lease Obligations

Details of long-term debt are as follows (in millions):

	December 31,
	2002	2001
Senior Debt:
Debtor-in-Possession Financing due 2003	$300	$—
Equipment Financing Agreements, Installments due 2003 to 2022 *	2,750	3,126
Engine Manufacturer Credit Facility, Installments due 2004 to 2012 *	369	389
8.6% Airport Facility Revenue Bond due 2022 *	28	28
Philadelphia Authority for Industrial Development Loan due 2003 to 2030 *	71	71

	3,518	3,614
Capital Lease Obligations *	52	64

Total	3,570	3,678
Less: Unamortized discount	(4)	(4)
Obligations classified as subject to compromise	(3,248)	—
Current Maturities	(300)	(159)

	$18	$3,515

*	Obligations classified as subject to compromise.

Maturities of long-term debt and debt under capital leases (including those subject to compromise) for the next five years (in millions):

2003	$520
2004	166
2005	208
2006	205
2007	217
Thereafter	2,254

$3,570

Debt outstanding as of December 31, 2002 includes $300 million of drawings under the RSA DIP Facility. The RSA DIP Facility is secured by a first priority lien senior to all other liens on substantially all existing assets of the Company, except in the cases that such lien is junior in priority to existing first liens. The Company has the option of borrowing under the RSA DIP Facility at an interest rate of LIBOR plus 4.0% or the prime rate plus 2.5%. The maturity date of the RSA DIP Facility is the earlier of the effective date of a Plan of Reorganization of the Debtors or September 30, 2003. The RSA DIP Facility may be accelerated upon the occurrence of an event of default under the RSA DIP Facility and contains customary mandatory prepayment events including, among other things, the occurrence of certain asset sales and the issuance of certain debt or equity securities. Refer to Note 1 for more details regarding the RSA DIP Facility.

As of December 31, 2002, the weighted average interest rate is 8.5% and 8.1% for the Equipment Financing Agreements and the Philadelphia Authority for Industrial Development Loan (PAID Loan), respectively.

On January 16, 2003, the Bankruptcy Court approved a settlement between US Airways and HSBC Bank USA, Trustee (HSBC) which serves as indenture trustee for the PAID Loan. The settlement provides for the return of approximately $19 million to the debt holders and payment of approximately $3 million to the Company. HSBC will receive a virtual deficiency claim in the event that the recovery received by holders of general unsecured claims pursuant to the Plan of Reorganization exceeds 10%. This claim will be an obligation of the Company. However, the Company believes that it is unlikely such virtual deficiency claim will ever arise given the estimated recoveries on account of general unsecured claims.

In November 2001, the Company obtained a $404 million credit facility from General Electric (GE Credit Facility) from which it initially received proceeds of $389 million. The GE Credit Facility is secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, the terms of this credit facility were renegotiated so that borrowings bear interest rates of LIBOR plus 3.5% and the term of the facility is extended from 2006 to 2012.

General Electric (GE) is the Company’s largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 114 of the Company’s aircraft. It also maintains the engines on the Company’s B737-family aircraft, the A320-family aircraft and the B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a settlement with GE that resolves substantially all aircraft, aircraft engine and loan-related issues. In exchange for equity in the reorganized US Airways Group and certain other concessions, GE i) modified the terms of certain agreements to meet the cost savings requirements of the Company’s business plan published in its Amended Disclosure Statement, ii) is providing a DIP liquidity facility (secured by the same collateral as the GE Credit Facility) of up to $120 million (GE DIP Facility), iii) will provide an exit liquidity facility of up to $360 million that will refinance obligations under the GE DIP Facility and provide additional liquidity, iv) will provide $350 million of lease equity for the financing of regional jets and v) extended the term of the GE Credit Facility (see above).

Every obligation of the Company to GE is generally cross-defaulted to all GE obligations including the GE Credit Facility and are cross-collateralized to the collateral securing the GE Credit Facility. The Company commenced making draws under the GE DIP Facility in January 2003.

Interest rates on $745 million principal amount of long-term debt as of December 31, 2002 are subject to adjustment to reflect changes in LIBOR rates.

Effective August 15, 2001, US Airways terminated its $190 million 364-day secured revolving credit facility and its $250 million three-year secured revolving credit facility. No amounts were outstanding under these facilities as of August 15, 2001.

6. Employee Pension and Benefit Plans

Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship and employee stock ownership plans.

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

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of September 30, 2002 and 2001 (except for subsidiaries other than US Airways which are as of December 31, 2002 and 2001), in addition to the amounts recognized in the Company’s Consolidated Balance Sheets as of December 31, 2002 and 2001, respectively (in millions):

	Defined Benefit Pension Plans (1)		Other Postretirement Benefits
	2002	2001	2002	2001
Fair value of plan assets at the beginning of the period	$3,142	$3,951	$—	$—
Actual return on plan assets	(103)	(614)	—	—
Employer contributions	75	38	49	46
Plan participants’ contributions	—	—	5	2
Gross benefits paid	(272)	(233)	(54)	(48)

Fair value of plan assets at the end of the period	2,842	3,142	—	—

Benefit obligation at the beginning of the period	5,486	4,252	1,442	1,243
Service cost	194	163	47	40
Interest cost	420	347	110	101
Plan participants’ contributions	—	—	5	2
Plan amendments	2	1	(393)	—
Actuarial (gain) loss	(503)	949	592	98
Curtailment/settlement (2)	(40)	7	(56)	6
Gross benefits paid	(272)	(233)	(54)	(48)

Benefit obligation at the end of the period	5,287	5,486	1,693	1,442

Funded status of the plan	(2,445)	(2,344)	(1,693)	(1,442)
Unrecognized actuarial (gain) loss	1,208	1,362	521	(16)
Unrecognized prior service cost	88	131	(339)	(77)
Unrecognized transition asset	(1)	(5)	—	—
Contributions for October to December	4	15	15	11

Net liability recognized in the Company’s Consolidated Balance Sheets	$(1,146)	$(841)	$(1,496)	$(1,524)

Components of the amounts recognized in the Company’s Consolidated Balance Sheets:

	Defined Benefit Pension Plans (1)		Other Postretirement Benefits
	2002	2001	2002	2001
Prepaid benefit cost	$—	$411	$—	$—
Accrued benefit cost	(1,146)	(1,252)	(1,496)	(1,524)
Adjustment for minimum pension liability	(994)	(224)	—	—
Intangible asset	114	86	—	—
Accumulated other comprehensive income	880	138	—	—

Net amount recognized in the Company’s Consolidated Balance Sheets	$(1,146)	$(841)	$(1,496)	$(1,524)

(1)	For plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligations and plan assets were $4.76 billion and $2.83 billion, respectively, as of September 30, 2002, and $3.13 billion and $2.24 billion, respectively, as of September 30, 2001 (except for subsidiaries other than US Airways which are as of December 31, 2002 and 2001, respectively).

(2)	In 2002 and 2001, US Airways recognized curtailments and settlements related to certain executive retirement agreements. These curtailments and settlements were recognized in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” In 2002 and 2001, US Airways recognized a curtailment related to the furlough of certain employees.

The following table presents the weighted average assumptions used to determine the actuarial present value of Pension Benefits and Other Postretirement Benefits:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	2002	2001	2002	2001
Discount rate	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	8.75%	9.50%	—	—
Rate of compensation increase	5.42%	6.42%	5.37%	5.91%

The assumed health care cost trend rates are 10% in 2003, decreasing to 5% in 2008 and thereafter. The assumed health care cost trend rates have a significant effect on amounts reported for retiree health care plans. A one percentage point change in the health care cost trend rates would have the following effects on Other Postretirement Benefits as of September 30, 2002 (except for subsidiaries other than US Airways which are as of December 31, 2002; in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$19	$17
Effect on postretirement benefit obligation	$266	$210

Total periodic cost for Pension Benefits and Other Postretirement Benefits (in millions):

	Defined Benefit Pension Plans			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$194	$163	$174	$47	$40	$39
Interest cost	420	347	336	110	101	92
Expected return on plan assets	(332)	(320)	(297)	—	—	—
Amortization of:
Transition asset	(4)	(5)	(5)	—	—	—
Prior service cost	10	10	10	(12)	(12)	(12)
Actuarial (gain) / loss	38	5	11	—	(2)	(1)

Net periodic cost	326	200	229	145	127	118
Curtailments/settlement	42	2	—	(120)	2	—

Total periodic cost	$368	$202	$229	$25	$129	$118

See Note 8(e) for the amount included within other comprehensive income arising from a change in the additional minimum pension liability.

(b) Defined contribution pension plans

The Company sponsors several defined contribution pension plans for certain employees. The Company makes cash contributions to certain plans based on the employee’s age, compensation and elected contributions. The Company’s contributions generally range up to 12% of the employee’s compensation. Expenses related to these plans, excluding expenses related to the US Airways Employee Stock Ownership Plan (ESOP) and any profit sharing contributions, were approximately $67 million, $80 million and $82 million for the years 2002, 2001 and 2000, respectively. See Notes 6(d) and 6(e) for information related to the Company’s ESOP and profit sharing contributions.

(c) Postemployment benefits

The Company provides certain postemployment benefits to its employees. Such benefits include disability-related and workers’ compensation benefits and severance payments for certain employees (See Note 14). The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

(d) Employee stock ownership plan

In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways’ employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways makes a yearly contribution to the Trust sufficient to cover the Trust’s debt service requirement. The contributions are made in amounts equal to the periodic loan payments as they come due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the years ended December 31, 2002, 2001 and 2000, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan is 30 years. As the loan is repaid over time, the trustee systematically releases shares of the common stock from the suspense account and allocates them to participating employees. Each participant’s allocation is based on the participant’s compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares are released from the suspense account and allocated to participant accounts. If US Airways Group’s return on sales equals or exceeds four percent in a given year, more shares are released and repayment of the loan is accelerated. See also Note 6(e) regarding the profit sharing component of US Airways’ ESOP. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $9 million, $9 million and $10 million in 2002, 2001 and 2000, respectively. The interest portion of these contributions was $7 million in 2002, 2001 and 2000. Approximately 1,234,000 shares of US Airways Group common stock have been released or committed to be released as of December 31, 2002. US Airways recognized compensation expense related to the ESOP of $4 million in 2002, 2001 and 2000, based on shares allocated to employees (the “shares allocated” method). In June 2002, US Airways Group engaged Aon Fiduciary Counselors (Aon) as an independent fiduciary of the ESOP, with the authority to make all decisions related to sale of the stock held in the ESOP. In September 2002, Aon sold all shares that were allocated to participant accounts. All shares remaining in the ESOP will be cancelled in accordance with the Company’s Plan of Reorganization. As a result, the Company recognized a charge of $50 million representing the remaining unamortized deferred compensation to Reorganization items, net on the Company’s Consolidated Statement of Operations. Deferred compensation related to the ESOP was zero as of December 31, 2002 and approximately $54 million December 31, 2001.

See Note 2(m) with respect to the Company’s accounting policies for stock-based compensation.

(e) Profit sharing plans

US Airways’ ESOP and Defined Contribution Retirement Program (DCRP) each have profit sharing components. Under the ESOP, each eligible US Airways employee receives shares of US Airways Group common stock based on his or her compensation relative to the total compensation of all participants and the number of shares of US Airways Group common stock in the allocation pool. When US Airways Group’s return on sales equals or exceeds certain prescribed levels, US Airways increases its contribution, which effectively increases the number of shares of US Airways Group common stock in the allocation pool (see Note 6(d)). Under the DCRP, US Airways makes additional contributions to participant accounts for certain employees when US Airways Group achieves certain prescribed pre-tax margin levels. US Airways did not make any contributions relating to 2002, 2001 or 2000 for the profit sharing components of the ESOP and DCRP.

7. Commitments and Contingencies

(a) Commitments to purchase flight equipment

As of December 31, 2002, US Airways Group had 37 A320-family aircraft on firm order scheduled for delivery in the years 2005 through 2009, 173 purchase right aircraft which may be converted to firm order and options for 72 additional aircraft. In addition, US Airways Group had one A330-300 aircraft on firm order, scheduled for delivery in 2007, and options for 20 additional aircraft. As of December 31, 2002, the minimum determinable payments associated with these acquisition agreements for firm-order Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated to be $4 million in 2003, $14 million in 2004, $96 million in 2005, $598 million in 2006, $317 million in 2007 and $980 million thereafter. In the first quarter of 2003, the Company reached an agreement in principle with AVSA, S.A.R.L. to convert its firm orders for 37 A320-family and one A330-300 aircraft into firm orders for 19 A320-family aircraft and ten A330-200 aircraft.

(b) Leases

The Company’s airline subsidiaries lease certain aircraft, engines and ground equipment, in addition to the majority of their ground facilities. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. The Company subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2011.

The following amounts related to capital leases are included in property and equipment (in millions):

	December 31,
	2002	2001
Flight equipment	$—	$44
Ground property	51	51

Total Cost	51	95
Less accumulated amortization	(4)	(45)

Total Net Book Value of Capital Leases	$47	$50

As of December 31, 2002, obligations under capital and noncancelable operating leases for future minimum lease payments (in millions):

	Capital Leases	Operating Leases
2003	$7	$965
2004	5	819
2005	5	799
2006	5	703
2007	5	634
Thereafter	114	4,828

Total minimum lease payments	141	8,748
Less sublease rental receipts	—	(14)

Total minimum operating lease payments		$8,734

Less amount representing interest	(90)

Present value of future minimum capital lease payments	51
Less current obligations under capital leases	(1)

Long-term obligations under capital leases	$50

For 2002, 2001 and 2000, rental expense under operating leases was $861 million, $914 million and $821 million, respectively.

The Company’s airline subsidiaries also lease certain owned flight equipment to third parties under noncancelable operating leases that expire in the years 2003 through 2006. The future minimum rental receipts associated with these leases are: $8 million–2003; $8 million–2004; $7 million–2005; and $1 million–2006.

The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in millions):

	December 31,
	2002	2001
Flight equipment	$124	$162
Less accumulated depreciation	(110)	(150)

	$14	$12

(c) Regional jet capacity purchase agreements

        US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to the regional airlines for operating an agreed number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2008 to 2012 and provide for optional extensions at the Company’s discretion. The future minimum noncancelable commitments under the regional jet capacity purchase agreements are $320 million in 2003; $299 million in 2004, $285 million in 2005, $285 million in 2006, $285 million in 2007, and $767 million thereafter.

(d) Legal proceedings

On August 11, 2002, the Company and seven of its domestic subsidiaries, including US Airways, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases are being jointly administered under the caption “In re US Airways Group, Inc., et al., Case No. 02-83984-SSM.” Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the filing, attempts to collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of section 362 (a) of the Bankruptcy Code. The Chapter 11 case is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

On January 7, 2003, the Internal Revenue Service (IRS) issued a notice of proposed adjustment to the Company proposing to disallow $573 million of capital losses that the Company sustained in the tax year 1999 on the sale of stock of USLM Corporation (USLM). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court asserting the following claims with respect to USLM: (1) secured claims for U.S. federal income tax of and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. The Company currently is negotiating the resolution of the amount of U.S. federal income taxes, interest, and penalties due with the IRS Examination Office and IRS Appeals Office. The Company believes that it will have sufficient net operating losses to carry back to tax years in which the IRS has proposed income adjustments with respect to USLM and eliminate the $68 million in proposed U.S. federal income taxes. The Company cannot predict the amount of any ultimate proposed adjustment for USLM, or the likelihood that any IRS determination would be sustained.

On January 30, 2003, the Company filed a motion seeking the Bankruptcy Court’s approval of a distress termination of the Pilot Retirement Plan. On March 2, 2003, the Bankruptcy Court entered an order approving the termination of the Pilot Retirement Plan, but declined to rule on whether the termination of the Pilot Retirement Plan would violate the collective bargaining agreement (CBA) between US Airways and the Air Line Pilots Association (ALPA). The Bankruptcy Court’s order included a finding that unless the Pilot Retirement Plan is terminated, the Company will be unable to pay all of its debts pursuant to a plan of reorganization and will be unable to continue in business outside the chapter 11 reorganization process. The Bankruptcy Court authorized US Airways to establish, effective as of the date of termination, a follow-on defined contribution retirement plan for the pilots of US Airways, on terms consistent with the letter agreement of December 13, 2002, between US Airways and ALPA.

ALPA filed a grievance alleging that the distress termination violates the CBA. Under the Employee Retirement Income Security Act of 1974, as amended (ERISA), the PBGC is required to suspend processing of a termination if the termination would violate the terms and conditions of an existing collective bargaining agreement. On March 21, 2003, the Company and ALPA reached agreement on a replacement pension plan to be effective April 1, 2003 and ALPA agreed to withdraw its grievance. The agreement was ratified by the ALPA Master Executive Council and is subject to approval by the PBGC and final approval by the Bankruptcy Court. On March 24, 2003, the Debtors filed a motion with the Bankruptcy Court seeking supplemental authority to implement the new defined contribution plan. The motion is expected to be heard on March 28, 2003.

If the Pilot Retirement Plan is terminated, the PBGC will have a claim for the amount of the Pilot Retirement Plan’s unfunded benefit liabilities, as well as a claim for any minimum funding contributions due and unpaid on the date of plan termination. The PBGC has filed twenty-one proofs of claim in the aggregate amount of approximately $3.8 billion and asserts joint and several liability against the Debtors for seven defined benefit pension plans sponsored and maintained by US Airways Group for unfunded pension liability as of October 31, 2002, contingent upon plan termination. The PBGC has agreed to withdraw its proofs of claim in the aggregate amount of approximately $1.7 billion filed in connection with the non-pilot pension plans as of March 18, 2003 upon the occurrence of the Effective Date of the Plan of Reorganization. The PBGC claimed priority treatment for some or all of these claims. The Debtors have contested both the amount and priority of the PBGC’s remaining claims with respect to the termination of the Pilot Retirement Plan.

Eighteen pilots who, had it not been for the filing of the Notice of Intent to Terminate, would have received lump sum payments under the US Airways Pilot Defined Benefit Retirement Plan on either February 1, 2003 or March 1, 2003, filed grievances alleging that without ALPA’s consent to terminate the plan, the Company cannot escape its contractual obligation to pay these lump sums by virtue of filing the Notice of Intent to Terminate. The grievances have not been scheduled for a hearing before an arbitrator and are the subject of ongoing settlement discussions.

On March 6, 2003, the Retired Pilots Association of US Airways (known as the “Soaring Eagles”) filed a Notice of Appeal from the Bankruptcy Court’s March 2, 2003 Order granting in part, and denying in part the Debtors’ Motion Seeking (1) A Determination That They Satisfy The Financial Requirements For A Distress Termination of the Retirement Income Plan for Pilots of US Airways, Inc., and Approval of Such Pension Plan’s Termination, and (2) Approval of a new Defined Contribution Plan for Pilots (March 2nd Order). Subsequently, three additional Notices of Appeal were filed from the March 2nd Order on behalf of ALPA, a group of eighteen pilots collectively referred to as the “Lump Sum Eligible Pilots,” and a group of forty-nine active pilots collectively referred to as the “Menear Claimants Pilot Group.” None of these appeals have been set for a hearing. In connection with the March 21, 2003 agreement noted above, ALPA agreed to withdraw its appeal with prejudice.

The Company and US Airways have been named as defendants in two lawsuits filed in United States District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ motion for summary judgment and granted the plaintiffs’ motion for class certification in each of the cases. On May 31, 2002, the Company and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta and Northwest filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest and Delta’s petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, the Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense once the stay is lifted. The plaintiffs filed a motion to lift the automatic stay under section 362(a) to allow the litigation to proceed against the Company and US Airways. The Company and US Airways filed a response in opposition to the motion, and the motion was heard by the Bankruptcy Court on December 12, 2002. On December 13, 2002, the Bankruptcy Court ordered that the automatic stay remain in place until April 15, 2003.

US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999, 2001 and 2002. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief. The case against US Airways is subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code. Discovery has now closed and the other defendants have filed motions for summary judgment. On March 6, 2003, the Court issued an order setting a September 2, 2003 trial date.

A declaratory judgment against certain airlines including the Company is being sought in Quebec Superior Court that, if obtained, would require the Company and such other named airlines to pay commissions to travel agents under the IATA rules. The amount of commissions sought has not been specified. Under Quebec civil procedure, a motion for a declaratory judgment must be supported by an affidavit from each plaintiff. As of August 13, 2002, more than 30 plaintiffs have filed affidavits indicating their participation in this lawsuit. During a hearing held August 29, 2002, the plaintiffs advised the court that they were dismissing the Company from the case. The parties filed a motion stipulating to dismissal of the case against the Company on November 13, 2002.

In May 1995, the Company, US Airways and the Retirement Income Plan for Pilots of US Airways, Inc. were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Pension Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways’ motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilots Pension Plan was collectively bargained. The plaintiffs appealed the district court’s dismissal and in February 1999, the U.S. Court of Appeals upheld the district court’s decision originally granted in May 1996 in the defendants’ favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiffs’ petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under ERISA. In August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration. Certain of the plaintiffs have filed a claim before the US Airways Pilot Retirement Board requesting arbitration of their claim for benefits that they believe were erroneously calculated. The Retirement Board has selected an arbitrator to decide certain issues related to the plaintiffs’ claims for benefits. The Company is unable to predict at this time the ultimate resolution of these proceedings.

In October 1995, US Airways terminated for cause an agreement with In-Flight Phone Corporation (IFPC). IFPC was US Airways’ provider of on-board telephone and interactive data systems. The IFPC system had been installed in approximately 80 aircraft prior to the date of termination of the agreement. On December 6, 1995, IFPC filed suit against US Airways in Illinois state court seeking equitable relief and damages in excess of $186 million. US Airways believes that its termination of its agreement with IFPC was appropriate and that it is owed significant damages from IFPC. US Airways has filed a counterclaim against IFPC seeking compensatory damages in excess of $25 million and punitive damages in excess of $25 million.

In January 1997, IFPC filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. On March 19, 1997, the automatic stay provided for in the Bankruptcy Code was lifted, which allowed IFPC’s and US Airways’ claims to be fully litigated. As a result of the Debtors’ commencement of chapter 11 proceedings, this case is subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code. The Company is unable to predict at this time the ultimate resolution or potential financial impact of these proceedings on the Company’s financial condition or results of operations.

On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998 by the Pennsylvania Department of Environmental Protection (DEP) against Allegheny County, Pennsylvania and the Allegheny County Aviation Administration (ACAA) alleging that a variety of airfield and aircraft deicing activities at Greater Pittsburgh International Airport (Airport) violate the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Airport, (b) the Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s motion to withdraw the appeal without prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and US Airways that DEP (i) will require additional measures to be taken to control deicing materials at the airport, and (ii) will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The ACAA, US Airways and the DEP have continued to work together with the goal of fashioning an ultimate resolution to the deicing issues. The Company does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.

Claims arising out of the litigation proceedings discussed above, if ultimately determined to have merit, will likely constitute prepetition general unsecured nonpriority claims in the Chapter 11 cases and will thus be subject to the discharge and distribution provisions contained in the Plan of Reorganization.

(e) Guarantees

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2002, the principal amount outstanding of these bonds was $81 million.

The Company enters into real estate leases in substantially all cities that it serves. It is common in such commercial lease transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the Company’s use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the Company typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises.

In aircraft financing agreements, the Company typically indemnifies the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct. In aircraft financing transactions structured as leveraged leases, the Company typically indemnifies the lessor with respect to adverse changes in U.S. tax laws.

The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate leases and aircraft it operates.

The Company cannot estimate the potential amount of future payments under the foregoing indemnities and guarantees.

(f) Concentration of credit risk

The Company invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. Government.

As of December 31, 2002, most of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on the Company’s airline subsidiaries. These receivables are short-term, generally being settled within 14 days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

The Company does not believe it is subject to any significant concentration of credit risk.

8. Stockholders’ Equity

(a) Preferred Stock and Senior Preferred Stock

As of December 31, 2002, the Company had 5.0 million authorized shares of Preferred Stock, without nominal or par value, and 3.0 million authorized shares of Senior Preferred Stock, without nominal or par value, none of which was issued and outstanding.

(b) Common Stock

As of December 31, 2002, the Company had 150.0 million authorized shares of Common Stock, of which 101.2 million shares were issued (including shares of Common Stock held in treasury as discussed in Note 8(c)) and 26.3 million shares were reserved for offerings under stock option, stock incentive and employee retirement and nonemployee director stock purchase plans.

The Company has not paid dividends on its Common Stock since the second quarter of 1990. There can be no assurance when or if the Company will resume dividend payments on its Common Stock.

The Company, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. The Company is restricted from engaging in any of these activities unless it maintains a capital surplus. In addition, the Company may not pay dividends or purchase its Common Stock in accordance with provisions contained in the RSA DIP Facility.

As discussed in Note 1, the Plan of Reorganization contemplates the cancellation of the Company’s existing equity securities and the issuance of new equity securities to certain investors, creditors and employees. As a result, the common shares outstanding may materially change upon the Company’s emergence from Chapter 11.

(c) Treasury stock

The Company held 33,092,000 shares and 33,584,000 shares of Common Stock in treasury as of December 31, 2002 and 2001, respectively.

During 2000 the Company repurchased 155,000 shares of Common Stock for $5 million.

During 2002, 2001 and 2000, employees surrendered 77,000 shares, 177,000 shares and 78,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants.

(d) Stock-Based Compensation

As of December 31, 2002, approximately 25.4 million shares of Common Stock were reserved for future grants of Common Stock or the possible exercise of stock options issued under the Company’s six stock option, stock purchase and incentive plans. The Company accounts for stock-based compensation using the intrinsic value method as prescribed under APB 25 and related interpretations. The Company recognized compensation expense (an element of Personnel costs) related to Common Stock grants of $3 million, $9 million, and $29 million in 2002, 2001, and 2000, respectively, and compensation expense related to stock option grants of $1 million in both 2001 and 2000. Deferred compensation related to Common Stock grants was $5 million and $9 million as of December 31, 2002 and 2001, respectively. Deferred compensation is amortized as Personnel costs over the applicable vesting period. The Company granted 0.8 million, 1.1 million and 0.9 million shares of Common Stock during 2002, 2001 and 2000, respectively. The weighted average fair value per share of Common Stock granted in 2002, 2001 and 2000 was $6, $6 and $27, respectively.

A five-year labor contract between US Airways and its pilots became effective January 1, 1998. A provision of the labor contract established the 1998 Pilot Stock Option Plan of US Airways Group, Inc. (1998 Plan). The 1998 Plan authorizes the Company to grant in six separate series 11.5 million stock option awards to its pilots over the five-year life of the labor contract (with exercise prices established based on the fair market value of the Company’s common stock over a time period preceding each grant). Options granted under the first series and second through fifth series are subject to a two-year and one-year vesting period, respectively. Options granted under the last series are not subject to any vesting period. All awards under the 1998 Plan expire ten years after grant. Pursuant to the August 2002 restructuring agreement between US Airways and its pilots, eligible options granted under the first through fifth series will be exchanged for restricted stock in the reorganized US Airways Group.

The 1997 Stock Incentive Plan of US Airways Group, Inc. (1997 Plan) authorizes the Company to grant Common Stock and stock option awards to non-officer key employees provided that no more than 3.0 million shares of Common Stock are issued as a result of the awards. The 1996 Stock Incentive Plan of US Airways Group, Inc. (1996 Plan), which encompasses the Company’s former 1988 Stock Incentive Plan of USAir Group, Inc., authorizes the Company to grant Common Stock and stock option awards to key employees provided that no more than 18.4 million shares of Common Stock are issued as a result of the awards. All stock option awards under the 1997 Plan and 1996 Plan expire after a period of ten years and one month from date of grant.

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

The following table summarizes stock option transactions pursuant to the Company’s various stock option and incentive plans for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(000)		(000)		(000)
Stock Options
Outstanding at beginning of year	15,143	$35	11,427	$38	9,675	$41
Granted (1)	2,089	$5	2,558	$5	67	$24
Granted (2)	—	—	1,848	$45	—	—
Granted (3)	1,844	$5	—	—	1,846	$25
Exercised	(13)	$5	(104)	$22	(68)	$19
Forfeited	(1,291)	$42	(486)	$6	(64)	$53
Expired	(549)	$39	(100)	$28	(29)	$42

Outstanding at end of year	17,223	$27	15,143	$35	11,427	$38

Exercisable at end of year	12,846		11,848		9,566

(1)	Exercise price was equal to the fair market value of a share of Common Stock at measurement date for grant.

(2)	Exercise price was lower than the fair market value of a share of Common Stock at measurement date for grant.

(3)	Exercise price was greater than the fair market value of a share of Common Stock at measurement date for grant.

The weighted average fair value per stock option for stock options which have an exercise price equal to the fair market value of a share of Common Stock at date of grant was $3, $3 and $11 for 2002, 2001 and 2000, respectively. The weighted average fair value per stock option for stock options which have an exercise price greater than the fair market value of a share of Common Stock at date of grant was $3 for 2002 and $10 for 2000. There were no such grants in 2001. The weighted average fair value per stock option for stock options which have an exercise price lower than the fair market value of a share of Common Stock at date of grant was $21 for 2001. There were no such grants during 2002 and 2000.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(000)	(years)		(000)
$ 4.00 to $12.00	5,635	9.1	$ 5	1,258	$ 6
$12.01 to $20.00	2,461	3.2	$ 14	2,461	$ 14
$20.01 to $40.00	2,217	6.7	$ 26	2,217	$ 26
$40.01 to $60.00	6,585	6.3	$ 49	6,585	$ 49
$60.01 to $76.00	325	5.6	$ 69	325	$ 69

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. Although the Company has opted to continue to apply the provisions of APB 25 and related interpretations to determine compensation expense, as permitted under SFAS 123, the Company has disclosed in
Note 2(m) certain information including pro forma net loss and loss per share as if SFAS 123 had been adopted by the Company to measure compensation expense. In order to calculate the pro forma net loss information, the Company used the Black-Scholes stock option pricing model with the following weighted-

average assumptions for 2002, 2001 and 2000, respectively: stock volatility of 80.1%, 58.1% and 50.6%; risk-free interest rates of 4.2%, 4.6% and 6.6%; expected stock option lives of four years; and no dividend yield in each year.

As discussed in Note 1, the Plan of Reorganization contemplates the cancellation of the Company’s existing equity securities. Accordingly, all stock options shown in the above tables will be cancelled upon occurrence of the Effective Date.

(e) Accumulated other comprehensive income (loss), net of income tax effect

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholders’ equity. The Company’s other comprehensive income includes unrealized gains (losses) on available-for-sale securities, certain changes in the fair value of certain derivative instruments and an adjustment for minimum pension liability, each shown net of income tax effects.

Unrealized gains (losses) on available-for-sale securities are accounted for in accordance with SFAS 115. The Company records an adjustment to Stockholders’ Deficit to reflect differences between the fair value of its short-term investments (considered “available-for-sale” under SFAS 115) and carrying value at each balance sheet date. In accordance with SFAS 133, the Company adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income unless they are considered “ineffective” until the hedged fuel is recognized into earnings. In accordance with SFAS 87, the Company recorded an adjustment for minimum pension liability as of December 31, 2002 and 2001. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan’s assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholders’ Deficit.

As presented in the accompanying Consolidated Statements of Stockholders’ Deficit, the Company recognized a comprehensive loss of $2.36 billion for the year ended December 31, 2002, including a net loss of $1.65 billion and other comprehensive loss of $717 million. For the year ended December 31, 2001, the Company recognized a comprehensive loss of $2.27 billion including a net loss of $2.12 billion and other comprehensive loss of $155 million. For the year ended December 31, 2000, the Company recognized a comprehensive loss of $267million, including a net loss of $269 million and other comprehensive income of $2 million.

The components of other comprehensive income (loss) and the related income tax effects are as follows (in millions):

	2002			2001			2000
	Before tax effect	Tax effect (expense)	Net of tax effect	Before tax effect	Tax Effect (expense)	Net of tax effect	Before tax effect	Tax Effect (expense)	Net of tax effect
Unrealized gain (loss) on available-for-sale securities	$(2)	$—	$(2)	$—	$—	$—	$3	$(1)	$2

Fuel cash flow hedges:
SFAS 133 transition adjustment	—	—	—	2	(1)	1	—	—	—
Reclassification adjustment for gains included in net loss during the period	(13)	—	(13)	(1)	1	—	—	—	—
Change in fair value of hedges	40	—	40	(18)	—	(18)	—	—	—

Unrealized gain (loss), net of reclassification adjustment	27	—	27	(17)	—	(17)	—	—	—

Change in adjustment for minimum pension liability	(742)	—	(742)	(138)	—	(138)	—	—	—

Other comprehensive income (loss)	$(717)	$—	$(717)	$(155)	$—	$(155)	$3	$(1)	$2

9. Operating Segments and Related Disclosures

The Company has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways’ former wholly-owned subsidiary) and the former Shuttle. The US Airways Express segment includes the operations of the Company’s wholly-owned regional airlines and activity resulting from marketing agreements with three non-owned US Airways Express air carriers. Both reportable operating segments are engaged in the business of transporting passengers, property and mail, but have different operating and economic characteristics. US Airways offers air transportation using exclusively jets. Its cost structure is higher than US Airways Express due to, among other things, higher labor and operating equipment costs. US Airways Express provides air transportation using primarily turboprop aircraft. Its route network is designed to feed traffic into US Airways’ route system at several points, primarily at US Airways’ hubs. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company’s two reportable operating segments. See also Notes 2(a) and 2(b).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Intersegment sales are accounted for at fair value as if the sales were to third parties. The Company evaluates segment performance based on several factors, of which the primary financial measure is income (loss) before income taxes and cumulative effect of accounting change.

Financial information for each reportable operating segment is set forth below (in millions):

	Year ended December 31,
	2002	2001	2000
Operating Revenues:
US Airways external	$5,783	$7,220	$8,295
US Airways intersegment	69	70	75
US Airways Express external	1,101	983	893
US Airways Express intersegment	74	61	47
All Other	93	85	81
Intersegment elimination	(143)	(131)	(122)

	$6,977	$8,288	$9,269

Depreciation and amortization:
US Airways	$275	$376	$355
US Airways Express	20	16	14
All Other	—	—	—

	$295	$392	$369

Interest income:
US Airways	$46	$77	$95
US Airways Express	—	1	2
All Other	55	125	146
Intercompany elimination	(79)	(142)	(167)

	$22	$61	$76

Interest expense:
US Airways	$338	$319	$274
US Airways Express	3	4	4
All Other	42	83	102
Intercompany elimination	(61)	(109)	(129)

	$322	$297	$251

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change:
US Airways	$(1,885)	$(1,860)	$(349)
US Airways Express	(28)	(9)	94
All Other	(2)	17	32

	$(1,915)	$(1,852)	$(223)

Capital Expenditures:
US Airways	$135	$1,104	$1,948
US Airways Express	7	23	12
All Other	4	8	18

	$146	$1,135	$1,978

Assets (1):
US Airways	$6,302	$6,999	7,768
US Airways Express	147	169	162
All Other	94	857	1,197

	$6,543	$8,025	9,127

(1)	Substantially all located in the United States.

Information concerning operating revenues (based on revenue passenger miles and yield) in principal geographic areas is as follows (in millions):

	2002	2001	2000
United States	$6,065	$7,449	$8,524
Foreign	912	839	745

	$6,977	$8,288	$9,269

10. Related Party Transactions

During 2002, 2001 and 2000, employees surrendered 77,000 shares, 177,000 shares and 78,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants (see also Note 8(c)).

11. Valuation and Qualifying Accounts and Reserves

	Balance at beginning of year	Additions charged to expense	Payments	Write-offs (net of recoveries)	Sales, retire- ments and transfers	Other	Balance at end of year
(in millions)
Year ended December 31, 2002
Allowance for obsolescence of inventories	$209	$1	$—	$(6)	$(90)	$—	$114
Allowance for uncollectible accounts	22	8	—	(12)	—	—	18
Reserves for maintenance activities (1)	20	—	—	—	—	(20)	—
Reserves for workforce reduction (2)	52	89	(59)	—	—	(4)	78
Reserves for future rent payments - parked aircraft (2)	70	—	(6)	—	—	4	68
Year ended December 31, 2001
Allowance for obsolescence of inventories (2)	140	76	—	(2)	(4)	(1)	209
Allowance for uncollectible accounts	28	5	—	(11)	—	—	22
Reserves for maintenance activities	22	5	(7)	—	—	—	20
Reserves for workforce reduction (2)	—	85	(31)	—	—	(2)	52
Reserves for future rent payments - parked aircraft (2)	—	70	—	—	—	—	70
Year ended December 31, 2000
Allowance for obsolescence of inventories	125	19	—	(2)	(2)	—	140
Allowance for uncollectible accounts	30	7	—	(9)	—	—	28
Reserves for maintenance activities	$21	$5	$(4)	$—	$—	$—	$22

(1)	See also Note 2(n).

(2)	See also Note 14.

12. Liabilities Subject to Compromise

Under the Bankruptcy Code certain claims against the Company in existence prior to the Petition Date are stayed while the Company continues operating as a debtor-in-possession. The Company has received approval from the Court to (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the Debtors’ Dividend Miles program and its ticketing programs; (d) honor obligations arising prior to the Petition Date related to the Company’s interline, clearinghouse, code sharing and other similar agreements; (e) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facilities charges; and (f) pay certain other obligations. Substantially all other pre-petition liabilities not mentioned above have been classified as Liabilities subject to compromise in the Consolidated Balance Sheets. Adjustments to these liabilities may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

Shortly after the Chapter 11 filing, the Debtors began notifying all known or potential creditors of the filing for the purpose of identifying all pre-petition claims against the Debtors. Amounts that the Company has recorded may be different than amounts filed by its creditors. The claims reconciliation process may result in adjustments to allowable claims.

The following table summarizes the components of Liabilities subject to compromise included in the Company’s Consolidated Balance Sheets as of December 31, 2002 (in millions):

Debt	$3,248
Aircraft-related accruals and deferrals	1,020
Accounts payable	372
Other accrued expenses	281
Deficiency claims and other	559

Total liabilities subject to compromise	$5,480

13. Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
2002
Operating Revenues	$1,709	$1,903	$1,752	$1,614
Operating Loss	$(370)	$(175)	$(181)	$(603)
Loss Before Cumulative Effect of Accounting Change	$(286)	$(248)	$(335)	$(794)
Net Loss	$(269)	$(248)	$(335)	$(794)
Loss per Common Share Before Cumulative Effect of Accounting Change
Basic	$(4.22)	$(3.64)	$(4.92)	$(11.67)
Diluted	$(4.22)	$(3.64)	$(4.92)	$(11.67)

(table continued on following page)

2001
Operating Revenues	$2,241	$2,493	$1,989	$1,565
Operating Income (Loss)	$(228)	$20	$(750)	$(725)
Loss Before Cumulative Effect of Accounting Change	$(178)	$(24)	$(766)	$(1,156)
Net Loss	$(171)	$(24)	$(766)	$(1,156)
Loss per Common Share Before Cumulative Effect of Accounting Change
Basic	$(2.66)	$(0.36)	$(11.42)	$(17.07)
Diluted	$(2.66)	$(0.36)	$(11.42)	$(17.07)

See also Note 14.

Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

14. Unusual Items

(a) Asset Impairments and Other Special Items

Asset impairments and other special items included within the Company’s Consolidated Statements of Operations includes the following components (dollars in millions):

	2002		2001
Aircraft impairments and related charges	$392	a)	$787	e)
Pension and postretirement benefit curtailments	(90	) b)	2	b)
Employee severance including benefits	(3	) c)	83	c)
Future aircraft lease commitments	—		70	d)
Other	21	f)	16	f)

	$320		$958

a)	During the fourth quarter of 2002, US Airways conducted an impairment analysis in accordance with SFAS 144 on its B737-300, B737-400, B757-200 and B767-200 aircraft fleets as a result of changes to the aircraft’s recoverability periods (the planned conversion of owned aircraft to leased aircraft) as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values for four B737-300s, 15 B737-400s, 21 B757-200s and three B767-200s. In accordance with SFAS 144, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $392 million. Management estimated fair market value using third-party appraisals and recent leasing transactions.

b)	During the fourth quarter of 2002, US Airways recorded a curtailment credit of $120 million related to certain postretirement benefit plans and a $30 million curtailment charge related to certain defined benefit pension plans. During the fourth quarter of 2001, US Airways recognized a $2 million curtailment charge related to a certain postretirement benefit plan. These curtailments resulted from headcount reductions.

c)

In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter. In the fourth quarter, US Airways recognized a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough. During the second quarter of 2002, US Airways recognized a $3 million reduction in accruals related to the involuntary severance primarily as a result of an agreement reached with the US Airways pilot group.

d)	During the third and fourth quarters of 2001, US Airways recorded charges of $4 million and $66 million, respectively, representing the present value of the future minimum lease payments on three B737-200 aircraft and four F-100 aircraft, respectively, that were permanently removed from service.

e)	During August 2001, US Airways conducted an impairment analysis in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121) on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $403 million. In the aftermath of September 11, 2001, the Company elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft retirements were accelerated to the end of 2001 while the F-100s and MD-80s were scheduled to be retired by April 2002. Based on this, the Company conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pretax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, the Company reviewed other aircraft-related assets which resulted in a pretax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less costs to sell. Management estimated fair value based on recent sales and leasing transactions. US Airways also recognized a pretax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus aircraft and related spare engines and parts, including substantially all its DC-9, MD-80 and B737-200 aircraft. In connection with these agreements, US Airways reduced the carrying values of these assets resulting in a $148 million charge during the fourth quarter of 2001, including a $138 million impairment charge and a charge of $10 million to write down the related spare parts. Additionally, the Company recognized a pretax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party’s early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the first quarter of 2001.

f)	During the fourth quarter of 2002, US Airways recognized an impairment charge related to capitalized gates at certain airports in accordance with SFAS 142. The carrying values of the affected gates were reduced to fair value based on a third party appraisal. During the third quarter of 2001, US Airways recognized a pretax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pretax charge of $3 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date.

(b) Reorganization Items, Net

Reorganization items, net represents amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in the Company’s Consolidated Statement of Operations. Such items consist of the following (dollars in millions):

Year Ended December 31, 2002
Severance including benefits a)	$ 89
Loss on aircraft abandonment/rejection b)	68
Professional fees	61
Write-off of ESOP deferred compensation	50
DIP financing related expenses	13
Write off of unamortized debt issuance costs	12
Interest income on accumulated cash	(2)
Other	3

$294

a)	As a result of schedule reductions made in connection with the Company’s Chapter 11 reorganization, US Airways terminated or furloughed approximately 6,600 employees across all employee groups. Substantially all affected employees were terminated or furloughed prior to March 31, 2003. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit.

b)	Includes aircraft (34 F-100s, two B757-200s and one B737-400) that were legally abandoned as part of US Airways’ Chapter 11 reorganization. Related aircraft liabilities were adjusted for each aircraft’s expected allowed collateral value.

(c) Airline Stabilization Act Grant

Through December 31, 2002, the Company had received approximately $317 million (US Airways received $306 million and the Company’s Express subsidiaries received $11 million) from the U.S. Government under the Stabilization Act. The rules governing the distribution were finalized during the year and an adjustment of $3 million was recognized in 2002 to reduce the amount of compensation received. The payments partially compensated the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

(d) Merger Termination Fees

In connection with the merger termination agreement, UAL Corporation paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. This amount is included in Other, net on the Company’s Consolidated Statements of Operations.

(e) Priceline Impairment

During the fourth quarter of 2000, the Company recognized an $18 million pretax impairment charge in Other, net on the Consolidated Statement of Operations related to warrants the Company held in priceline.com Incorporated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III

Item 10. Directors and Executive Officers of US Airways Group

Pursuant to the by-laws of the Company, the Board of Directors consists of 14 members. All of the directors except Messrs. Mantineo and Pollock were elected in May, 2002 by the stockholders of the Company. Mr. Mantineo was elected to the Board of Directors in October, 2002 as a representative of the IAMAW. Mr. Pollock was elected in January, 2003 as a representative of ALPA. Each director of the Company other than Messrs. Mantineo and Pollock is also a director of the Company’s principal operating subsidiary, US Airways. Directors will be elected to hold office for one year or until the election and qualification of their successors. Except as noted otherwise, the following biographies describe the business experience of each director for at least the past five years.

		Served as director since
Mathias J. DeVito, 72	Mr. DeVito is Chairman Emeritus of The Rouse Company (real estate development and management). He serves as a Director of Mars Supermarkets, Inc. and Sitel Corporation. He is a member of the Board of the Maryland Institute College of Art, and former Chairman of the Greater Baltimore Committee. Mr. DeVito is Chairman of the Human Resources Committee and a member of the Executive, Labor and Safety Committees of the Board of Directors.	1981

Peter M. George, 59	Mr. George has since November 2001 been Senior Vice President and Managing Director of the International Group for Park Place Entertainment. Mr. George was, until he retired in August 2000, Vice Chairman and Chief Executive Officer of Hilton Group PLC (hotel and gaming industries) and held such position since 1994. Mr. George also serves as a Director of the Hilton Hotels Corporation and Magna Entertainment Corporation. Mr. George is a member of the Corporate Governance and Nominating and Human Resources Committee of the Board of Directors.	1998

Robert L. Johnson, 56	Mr. Johnson is the Chief Executive Officer of BET Holdings, Inc., a subsidiary of Viacom Inc. (media-entertainment holding company). Mr. Johnson also serves as a Director of the Hilton Hotels Corporation, The United Negro College Fund, the American Film Institute, General Mills Corporation and Strayer Education, Inc. He is a member of the Audit and Corporate Governance and Nominating Committees of the Board of Directors.	1998

Robert LeBuhn, 70	Mr. LeBuhn is a private investor and is a Director of Cambrex Corporation and Enzon Pharmaceutical, Inc. He is Trustee and Chairman of the Geraldine R. Dodge Foundation, Morristown, New Jersey; a trustee of All Kinds of Minds, Chapel Hill, North Carolina; a trustee of Executive Service Corps, Aspen, Colorado; and a trustee of the Aspen Music Festival and School and President of its National Council in Aspen, Colorado. He is Chairman of the Safety Committee and a member of the Audit and Executive Committees of the Board of Directors.	1966

Joseph J. Mantineo, 71	Mr. Mantineo is a retired Aircraft & Powerplant Mechanic with US Airways. In addition to being employed by US Airways from 1957 through 1996, he served on negotiating committees for the International Association of Machinists and Aerospace Workers, from 1957 until his retirement in 1996. He became full-time Assistant General Chairman for District Lodge 141-M, in 1991, until his retirement in November 1996. He served as Secretary-Treasurer for twelve years in Lodge 1445, as well as worked on the mergers of Allegheny/Mohawk, USAir/PSA and USAir/Piedmont.	2002

John G. Medlin, Jr., 69

Mr. Medlin is Chairman Emeritus and, until April, 1998, was Chairman of the Board of Wachovia Corporation (bank holding company), a position he had held since 1988. Mr. Medlin also served as Chief Executive Officer of Wachovia Corporation from 1977 until December 31, 1993. Mr. Medlin is a trustee of The Duke Endowment, the Kenan Institute for Ethics, the National Humanities Center, Wake Forest University, the Research Triangle Foundation, the Winston-Salem Foundation and a member of the North Carolina Judicial Council. He also is a Director of Burlington Industries, Inc., Media General, Inc., and R.J. Reynolds Tobacco Holdings, Inc. He is Chairman of the Corporate Governance and Nominating and Labor Committees and a member of the Executive and Human Resources Committees of the Board of Directors.

		1987

Hanne M. Merriman, 61

Mrs. Merriman is the Principal in Hanne Merriman Associates (retail business consultants). Mrs. Merriman is a Director of Ameren Corporation, State Farm Mutual Automobile Insurance Company, The Rouse Company, Ann Taylor Stores Corporation, T. Rowe Price Mutual Funds, and Finlay Enterprises, Inc. She is a member of the National Women’s Forum. She was a member of the Board of Directors of the Federal Reserve Bank of Richmond, Virginia from 1984-1990 and served as Chairman in 1989-1990. Mrs. Merriman is Chairman of the Social Responsibility Committee and is a member of the Human Resources and Safety Committees of the Board of Directors.

		1985

Thomas H. O’Brien, 66

Mr. O’Brien is Chairman of the Executive Committee of The PNC Financial Services Group, Inc. (diversified financial services) and has held this title since May 2001. He also served as Chairman of the PNC Financial Services Group, Inc. and Chairman of PNC Bank, National Association and held those combined titles from May 2000 to May 2001. He served as Chairman and Chief Executive Officer from June 1988 until May 2000. Mr. O’Brien serves as a Director of Verizon Communications, Inc., BlackRock, Inc. and Hilb, Rogal & Hamilton Company. He also is a board member of the Extra Mile Education Foundation; the Carnegie Museums of Pittsburgh; Pittsburgh Opera; University of Pittsburgh; and the Board of Visitors, University of Pittsburgh’s Graduate School of Business. Mr. O’Brien is a member of the Audit, Labor and Safety Committees of the Board of Directors.

		1999

Hilda Ochoa-Brillembourg, 58

Ms. Ochoa-Brillembourg is President and Chief Executive Officer of Strategic Investment Management, Emerging Markets Investment Corporation and Emerging Markets Management (investment management), and has held such position since 1987. Prior to that, she was the Chief Investment Officer of the Pension Investment Division at the World Bank. Ms. Ochoa-Brillembourg serves as a Director of World Bank/ International Monetary Fund Credit Union; General Mills; and the Harvard Management Company. Ms. Ochoa-Brillembourg is Chairman of the Youth Orchestra of the Americas, and a trustee and executive committee member of the Washington Opera, the National Symphony Orchestra and the Rockefeller Center for Latin American Studies at Harvard University. She is a member of the Audit, Corporate Governance and Nominating and Social Responsibility Committees of the Board of Directors.

		1999

William D. Pollock, 46	Captain Pollock is Chairman of the US Airways Air Line Pilots Association (ALPA) Master Executive Council. A 17-year veteran of US Airways, he holds a captain position on the A320. His previous ALPA experience includes serving as MEC Vice Chairman for three years and MEC Legislative Affairs Committee Chairman for more than 12 years. As a veteran pilot for US Airways, Pollock has flown the F-100 and B-737. In the Navy, he served 21 years of combined active and reserve service and flew the P-3 Orion.	2003

Richard B. Priory, 56	Mr. Priory is Chairman of the Board and Chief Executive Officer of the Duke Energy Corporation (global energy services). Prior to that, he was President and Chief Operating Officer of Duke Power Company from 1994 until its merger with Pan Energy Corporation in 1997. Mr. Priory joined Duke Power Company in 1976. He is a member of the Board of Directors of the Dana Corporation, and the Foundation of the University of North Carolina at Charlotte. Mr. Priory is a member of the Corporate Governance and Nominating, Labor, Safety and Social Responsibility Committees of the Board of Directors.	1999

David N. Siegel, 41

Mr. Siegel became President and Chief Executive Officer of the Company and US Airways in March 2002. Immediately prior to joining US Airways, Mr. Siegel was Chairman and Chief Executive Officer of Avis Rent A Car since September 2001. He also served as Managing Director of eVolution Global Partners from June 2000 until August 2001. Prior thereto, Mr. Siegel was President and Chief Operating Officer of Budget Group from November 1999 to May 2000. Mr. Siegel previously served in a variety of management roles at Continental Airlines including President, Continental Express from November 1995 to October 1999, Senior Vice President, Planning and Scheduling from August 1994 to October 1995, and Vice President, Corporate Development from June 1993 to July 1994. Prior to joining Continental Airlines, Mr. Siegel was a Director, Corporate Planning at Northwest Airlines. Mr. Siegel is a Director of Mountain Province Diamonds. Mr. Siegel is a member of the Executive Committee of the Board of Directors.

		2002

Raymond W. Smith, 65

Mr. Smith is the founding partner of Arlington Capital Partners. He is also Chairman of Rothschild North America, Inc. (international investment banking) and Chairman of Verizon Ventures. Prior to that he was Chairman of the Board and Chief Executive Officer of Bell Atlantic Corporation from 1989 until December 1998. Previously, Mr. Smith had served as Vice Chairman and President of Bell Atlantic and Chairman of The Bell Telephone Company of Pennsylvania. He is a trustee of Carnegie Mellon University and the Lincoln Center Theater and serves on the boards of Carnegie Corporation and Rothschild Continuation Holdings AG. Mr. Smith is Chairman of the Audit Committee and is a member of the Executive, Human Resources and Labor Committees of the Board of Directors.

1990

Stephen M. Wolf, 61

Mr. Wolf is non-executive Chairman of the Board of Directors of the Company and US Airways and has served in those positions since March 2002. Prior to that, Mr. Wolf served as Chairman of the Company and US Airways since January 1996. He reassumed the position of Chief Executive Officer of the companies in November 2001 when Mr. Gangwal resigned those positions. Mr. Wolf also served as Chief Executive Officer of the Company from January 1996 until November 1998, and as the Chief Executive Officer of US Airways from January 1996 until May 1998. Immediately prior to joining US Airways, Mr. Wolf was a senior advisor to the investment bank Lazard Frères & Co. Mr. Wolf was Chairman and Chief Executive Officer of UAL Corporation and United Air Lines, Inc. from December 1987 until July 1994. Mr. Wolf is a Director of Philip Morris Companies, Inc., R.R. Donnelley & Sons Co., The Brookings Institution, Georgetown University and the World Wildlife Fund. Mr. Wolf is also Chairman of the Executive Committee.

1996

The following individuals are the executive officers of US Airways Group and US Airways as of March 15, 2003:

Name	Age	Position
David N. Siegel	41	President and Chief Executive Officer, US Airways Group and US Airways
Michelle V. Bryan	46	Executive Vice President–Corporate Affairs and General Counsel, US Airways Group and US Airways
Neal S. Cohen	42	Executive Vice President–Finance and Chief Financial Officer, US Airways Group and US Airways
Alan W. Crellin	56	Executive Vice President–Operations, US Airways
Elizabeth K. Lanier	51	Executive Vice President, US Airways Group and US Airways
N. Bruce Ashby	42	Senior Vice President–Corporate Development, US Airways Group and US Airways
B. Ben Baldanza	41	Senior Vice President–Marketing & Planning, US Airways
Christopher L. Chiames	43	Senior Vice President–Corporate Affairs, US Airways
Jerold A. Glass	48	Senior Vice President–Employee Relations, US Airways
John Prestifilippo	45	Senior Vice President–Maintenance, US Airways
Anita P. Beier	47	Vice President and Controller, US Airways Group and US Airways

There are no family relationships among any of the officers listed above. No officer was selected pursuant to any arrangement between himself and any other person. Officers are elected annually to serve for the following year or until the election and qualification of their successors.

The business experience of the officers listed in the table above since at least January 1, 1998 is summarized below:

Mr. Siegel became President and Chief Executive Officer of the Company and US Airways in March 2002. Immediately prior to joining US Airways, Mr. Siegel was Chairman and Chief Executive Officer of Avis Rent A Car since September 2001. He also served as Managing Director of eVolution Global Partners from June 2000 until August 2001. Prior thereto, Mr. Siegel was President and Chief Operating Officer of Budget Group from November 1999 to May 2000. Mr. Siegel previously served in a variety of management roles at Continental Airlines, Inc. (Continental) including President–Continental Express from November 1995 to October 1999, Senior Vice President–Planning and Scheduling from August 1994 to October 1995, and Vice President–Corporate Development from June 1993 to July 1994. Prior to joining Continental, Mr. Siegel was a Director–Corporate Planning at Northwest Airlines Corporation (Northwest). Mr. Siegel is a Director of Mountain Province Diamonds.

Ms. Bryan became Executive Vice President–Corporate Affairs and General Counsel of the Company and US Airways in April 2002. As noted below, Ms. Lanier will succeed Ms. Bryan as Executive Vice President–Corporate Affairs and General Counsel of the Company upon Ms. Bryan’s planned departure in April 2003. Ms. Bryan joined US Airways in 1983 as a staff attorney. She was elected Corporate Secretary and Assistant General Counsel of US Airways in 1988. In 1995, Ms. Bryan was named Vice President and Deputy General Counsel of US Airways, retaining her position as US Airways’ Corporate Secretary. She was also named Corporate Secretary of US Airways Group in 1996. Ms. Bryan was elected Senior Vice President–Human Resources of US Airways in January 1999.

Mr. Cohen joined the Company and US Airways in April 2002. Previously, Mr. Cohen held a number of executive positions, including Senior Vice President and Treasurer, during his nine years with Northwest. Since leaving Northwest, Mr. Cohen served as Chief Financial Officer for Conseco Finance, Sylvan Learning Systems and the Budget Group.

Mr. Crellin joined US Airways in 1988 as a result of the Company’s acquisition of Pacific Southwest Airlines. He was promoted to serve as Vice President–Ground Services of US Airways in 1995. Mr. Crellin served as Senior Vice President–Customer Service of US Airways from 2000 until his election as Executive Vice President–Operations in January 2002. Prior to joining US Airways, Mr. Crellin held a variety of management positions with Pacific Southwest Airlines from 1971 to 1988, including Vice President–Customer Service.

Ms. Lanier joined the Company and US Airways in March 2003 as Executive Vice President and will succeed Ms. Bryan as Executive Vice President–Corporate Affairs and General Counsel upon Ms. Bryan’s planned departure in April 2003. Previously, Ms. Lanier was Senior Vice President – General Counsel for Trizec Properties, Inc. and prior to that, Vice President – General Counsel for General Electric Power Systems from 1998 to 2002, and Vice President and Chief of Staff for Cinergy Corporation from 1996 to 1998.

Mr. Ashby served as Vice President–Financial Planning and Analysis of US Airways from April 1996 until his election as Senior Vice President–Planning of US Airways in January 1998. In June 1999, Mr. Ashby was elected Senior Vice President–Corporate Development of US Airways. He previously served as Vice President–Marketing Development at Delta from June 1995 to April 1996, and in several management positions at United from January 1989 to June 1995, including Vice President–Financial Planning and Analysis and Vice President and Treasurer.

Mr. Baldanza joined US Airways in September 1999 as Senior Vice President–Marketing from Grupo Taca. Mr. Baldanza served as Managing Director and Chief Operating Officer at Grupo Taca since April 1997. Mr. Baldanza previously served in a variety of management roles after joining Continental in 1994, where he rose to become Executive Vice President–Marketing, before joining Grupo Taca. Prior to joining Continental, Mr. Baldanza served in a variety of roles at American Airlines, Inc. (American) and Northwest.

Mr. Chiames joined US Airways in May 2002. Mr. Chiames is responsible for US Airways’ government relations and corporate communications functions. Mr. Chiames has more than 11 years of airline experience, including leadership of Burson-Marsteller’s transportation and tourism public affairs practice and Managing Director of Public Relations at American.

Mr. Glass joined US Airways in April 2002. Mr. Glass is a recognized expert in airline and railroad labor issues. Mr. Glass has served as chief negotiator for major, national and international airlines operating in the United States and has negotiated collective bargaining agreements with all major airline groups. Mr. Glass has successfully concluded nearly 60 separate labor agreements without any disruptions to service or job actions.

Mr. Prestifilippo joined US Airways in August 2002. With nearly 20 years of airline maintenance management experience, Mr. Prestifilippo previously held the position of Vice President–Technical Services and Operations for Continental Express Airlines and other senior-level management positions for Continental Express and Continental Airlines.

Ms. Beier joined US Airways in June 1999 from CSX Corporation. At CSX Corporation, Ms. Beier held a number of positions in financial management, including Vice President–Financial Planning. Prior to being named Vice President–Financial Planning at CSX Corporation in September 1998, Ms. Beier was Chief Financial Officer of American Commercial Lines in 1997-1998. Ms. Beier served in a variety of financial positions in economic and financial analysis, budgeting and accounting at CSX Corporation from 1981 to 1997.

Item 11. Executive Compensation

Compensation of Directors

The annual retainer and meeting fee payable to non-employee directors in 2002 were $22,000 and $1,000, respectively. The annual retainer fee was reduced by 20% during 2002. Mr. DeVito, Chairman of the Human Resources Committee, Mr. Smith, Chairman of the Audit Committee, Mr. Medlin, Chairman of the Nominating Committee, Mr. LeBuhn, Chairman of the Safety Committee, and Ms. Merriman, Chairman of the Social Responsibility Committee, each receives an additional fee of $2,000 per year for serving in those respective capacities. During the first half of 2002 pursuant to the terms of the US Airways Group, Inc. Nonemployee Directors Stock Purchase Plan, the directors could elect to receive all or a portion of their retainer and meeting fees in the form of Company stock. Effective with the filing of the Company’s petition for Chapter 11 on August 11, 2002, directors could no longer receive their compensation in the form of stock. Mr. Siegel receives his compensation in his capacity as an officer of US Airways and receives no additional compensation as director of the Company and US Airways. During the time he served as an officer of the Company and US Airways, Mr. Wolf received his compensation in his capacity as an officer of US Airways, and received no additional compensation as a director of the Company and US Airways. Since assuming the role of non-executive Chairman in March 2002, Mr. Wolf has not received any compensation for his role. Mr. Pollock, an active employee of US Airways, does not receive any compensation for his role as a director of the Company. Mr. Beebe, who was Mr. Pollock’s predecessor as the ALPA representative to the Board of Directors prior to his resignation in January 2003, also received no compensation in his role as a director.

The compensation for non-employee directors consists of cash and stock compensation. Each year active directors receive a grant of 1,500 stock options and 500 units of phantom stock of the Company (Deferred Stock Units), both of which vest on the earlier of the completion of their term of office or one year after grant. Using stock based compensation for directors is intended to more closely align directors’ financial interests with that of shareholders of the Company. All options granted to the directors will be cancelled in accordance with US Airways Group’s (or the Corporation hereafter) Plan of Reorganization dated December 20, 2002.

Each director, director’s spouse and the director’s dependent children are provided free transportation on US Airways and reimbursement for federal and state income taxes incurred thereon. Additionally, these benefits are provided for retired directors. During 2002, non-employee directors received the following benefits under this program: Christopher L. Beebe, $0; Mathias J. DeVito, $850; Peter M. George, $1,349; Robert L. Johnson, $0; Robert LeBuhn, $6,656; Joseph J. Mantineo, $0; John G. Medlin, Jr., $1,287; Hanne M. Merriman, $5,822; Thomas H. O’Brien, $0; Hilda Ochoa-Brillembourg, $7,087; Richard B. Priory, $592; and Raymond W. Smith, $1,884.

Compensation of Executive Officers

The Summary Compensation Table below sets forth the compensation paid during the years indicated to the individuals who served as the Chief Executive Officer during the last fiscal year and the four remaining most highly compensated executive officers of the Company or its subsidiaries as of the last day of the last fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary			Bonus (C)		Other Annual Compensation			Restricted Stock Awards (A)			Options (#)	LTIP Payouts		All Other Compensation (P)
Stephen M. Wolf Non-executive Chairman and former Chief Executive Officer	2002 2001 2000	$ $ $	126,923 438,461 600,000	(B)	$ $ $	112,500 0 0	$ $ $	306,324 77,847 7,691,036	(D) (D) (D)	$ $ $	785,400 1,393,600 3,112,500	(J) (J) (J)	210,000 390,000 0	$ $ $	0 0 0	$ $ $	73,500 107,708 164,803

David N. Siegel President and Chief Executive Officer	2002 2001 2000	$ $ $	533,654 — —		$ $ $	750,000 — —	$ $ $	47,637 — —	(E)	$ $ $	2,359,000 — —	(K)	750,000 — —	$ $ $	0 — —	$ $ $	115,465 — —

Michelle V. Bryan Executive Vice President – Corporate Affairs and General Counsel	2002 2001 2000	$ $ $	391,509 303,346 275,000		$ $ $	112,294 0 0	$ $ $	25,481 12,055 137,831	(F) (F) (F)	$ $ $	0 80,400 643,125	(L) (L)	0 50,000 0	$ $ $	0 0 0	$ $ $	63,496 39,318 49,252

Neal S. Cohen Executive Vice President – Finance and Chief Financial Officer	2002 2001 2000	$ $ $	306,923 — —		$ $ $	435,000 — —	$ $ $	40,523 — —	(G)	$ $ $	604,000 — —		300,000 — —	$ $ $	0 — —	$ $ $	46,099 — —

Alan W. Crellin Executive Vice President – Operations	2002 2001 2000	$ $ $	392,962 278,346 239,038		$ $ $	102,081 0 0	$ $ $	19,116 1,565 115,385	(H) (H) (H)	$ $ $	56,100 80,400 517,500	(N) (N) (N)	25,000 50,000 0	$ $ $	0 0 0	$ $ $	75,375 63,100 79,641

Jerrold A. Glass Senior Vice President –Employee Relations	2002 2001 2000	$ $ $	248,769 — —		$ $ $	192,500 — —	$ $ $	4,887 — —	(I)	$ $ $	151,000 — —		100,000 — —	$ $ $	0 — —	$ $ $	32,673 — —

(A)	The figures in this column reflect the value of shares of common stock subject to certain restrictions (“Restricted Stock”) on the date of each grant using the closing price of the stock on the date of grant as further described in footnotes J through O below. None of the named executive officers have sold any of these shares of common stock. Additionally, in connection with the Corporation’s reorganization under Chapter 11 of the U.S. Bankruptcy Code, on December 20, 2002, the corporation filed its plan of reorganization pursuant to which all outstanding shares of common stock will be cancelled on the effective date of the plan of reorganization. Accordingly, the Corporation has valued the shares at $0 as of year end. The aggregate number of shares of Restricted Stock held by each of Messrs. Wolf, Siegel, Cohen, Crellin and Glass and Ms. Bryan on December 31, 2002, and the respective fair market value of the stock on such date were, respectively, Mr. Wolf – 350,000 shares, $0; Mr. Siegel, 350,000 shares, $0; Mr. Cohen – 100,000 shares, $0; Mr. Crellin – 32,125 shares, $0; Mr. Glass, 25,000 shares, $0 and Ms. Bryan – 25,000 shares, $0. The Restricted Stock is entitled to the same dividends payable on outstanding shares of Common Stock.

(B)	Mr. Wolf declined to accept any salary during the period from September 17, 2001 though December 31, 2001.

(C)	Incentive awards reflected for Messrs. Wolf and Crellin and Ms. Bryan for 2002 were earned in 2001 and paid in monthly installments beginning in June 2002. Awards for Messrs. Siegel, Cohen and Glass were paid in connection with their employment by US Airways.

(D)	Amount disclosed for 2002 includes $15,250 paid for tax and financial planning services, $15,661 in income and tax liability payments related to personal travel provided by US Airways, $4,500 paid for automobile expenses and $270,913 in accrued vacation. Amount disclosed for 2001 includes $18,000 paid for automobile expenses, $25,000 paid for tax and financial planning services and $34,847 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 2000 includes $7,620,370 for income tax liabilities incurred in connection with Restricted Stock vesting pursuant to Mr. Wolf’s Restricted Stock agreements with US Airways, $18,000 paid for automobile expenses, $7,029 paid for tax and financial planning services and $45,637 in income and tax liability payments related to personal travel provided by US Airways.

(E)	Amount disclosed for 2002 includes $31,663 for tax liability related to moving expense and $13,500 paid for automobile expenses and $2,474 in income and tax liability payments related to personal travel provided by US Airways.

(F)	Amount for 2002 includes $14,472 for income tax liabilities incurred in connection with certain compensation related expense, $6,000 paid for automobile expenses, and $5,009 for income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 2001 includes $12,055 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 2000 includes $10,908 in income and tax liability payments related to personal travel provided by US Airways and $126,923 in accrued compensation-related benefits.

(G)	Amount disclosed for 2002 includes $31,392 for tax liability related to moving expense, $6,000 paid for automobile expenses and $3,131 for income and tax liability payments related to personal travel provided by US Airways.

(H)	Amount disclosed for 2002 includes $10,229 in income and tax liabilities incurred in connection with certain compensation related expenses, $8,250 paid for automobile expenses and $637 for income and tax liability payment related to personal travel provided by US Airways. Amount disclosed for 2001 includes $1,565 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 2000 includes $115,385 in accrued compensation-related benefits.

(I)	Amount disclosed for 2002 includes $4,887 for income and tax liability payments related to personal travel provided by US Airways.

(J)	Mr. Wolf has not sold any of these shares of Restricted Stock. They are currently valued at $0 and will be canceled on the effective date of the Corporation’s plan of reorganization in the Chapter 11 bankruptcy proceeding. Amount disclosed for 2002 reflects an award of 140,000 shares of Restricted Stock effective January 16, 2002, vesting 25% on January 16, 2002 and the three succeeding anniversaries of the grant date based on the closing price of ($5.61) on the grant date. Amount disclosed for 2001 reflects an award of 260,000 shares of Restricted Stock effective October 16, 2001, vesting 25% on November 15, 2001, 25% on December 1, 2002 and 25% on each of October 16, 2003 and October 16, 2004, based on the closing price ($5.36) on the grant date. Amount disclosed for 2000 reflects an award of 100,000 shares of Restricted Stock effective January 18, 2000, vesting 25% on each of January 18, 2001 and the three succeeding anniversaries of the grant date, based on the closing price ($25.125) on the grant date; and an award of 29,721 shares of Restricted Stock effective March 9, 2000, vesting immediately, based on the closing price ($20.1875) on the grant date.

(K)	Amount disclosed for 2002 reflects an award of 350,000 shares of Restricted Stock effective March 11, 2002, vesting 100% on March 11, 2005, based on the closing price ($6.74) on the grant date. The shares of Restricted Stock are currently valued at $0 and will be canceled on the effective date of the Corporation’s plan of reorganization in the Chapter 11 bankruptcy proceeding.

(L)	Ms. Bryan has not sold any of these shares of Restricted Stock. They are currently valued at $0 and will be canceled on the effective date of the Corporation’s plan of reorganization in the Chapter 11 bankruptcy proceeding. Amount disclosed for 2001 reflects an award of 15,000 shares of Restricted Stock effective October 16, 2001, vesting 25% on November 15, 2001, 25% on December 1, 2002 and 25% on each of October 16, 2003 and October 16, 2004, based on the closing price ($5.36) on the grant date. Amount disclosed for 2000 reflects an award of 15,000 shares of Restricted Stock effective January 18, 2000, scheduled to vest 25% on each of January 18, 2001 and the three succeeding anniversaries of the grant date, based on the closing price ($25.125) on the grant date; and an award of 10,000 shares of Restricted Stock effective May 16, 2000, scheduled to vest 25% on each of May 16, 2001 and the three succeeding anniversaries of the grant date, based on the closing price ($26.625) on the grant date.

(M)	Amount disclosed for 2002 reflects an award of 100,000 shares of Restricted Stock effective April 8, 2002, vesting 34% on April 8, 2003, and 33% on each of April 8, 2004 and April 8, 2005, based on the closing price ($6.04) on the grant date. The shares of Restricted Stock are currently valued at $0 and will be canceled on the effective date of the Corporation’s plan of reorganization in the Chapter 11 bankruptcy proceeding.

(N)	Mr. Crellin has not sold any of these shares of Restricted Stock. They are currently valued at $0 and will be canceled on the effective date of the Corporation’s plan of reorganization in the Chapter 11 bankruptcy proceeding. Amount disclosed for 2002 reflects an award of 10,000 shares of Restricted Stock effective January 16, 2002, vesting 25% on each of January 16, 2003 and the three succeeding anniversaries thereafter, based on the closing price ($5.61) on the grant date. Amount disclosed for 2001 reflects an award of 15,000 shares of Restricted Stock effective October 16, 2001, vesting 25% on November 15, 2001, 25% on December 1, 2002 and 25% on each of October 16, 2003 and October 16, 2004, based on the closing price ($5.36) on the grant date. Amount disclosed for 2000 reflects an award of 10,000 shares of Restricted Stock effective January 18, 2000, scheduled to vest 25% on each of January 18, 2001 and the three succeeding anniversaries of the grant date, based on the closing price ($25.125) on the grant date; and an award of 10,000 shares of Restricted Stock effective May 16, 2000, scheduled to vest 25% on each of May 16, 2001 and the three succeeding anniversaries of the grant date, based on the closing price ($26.625) on the grant date.

(O)	Amount disclosed for 2002 reflects an award of 25,000 shares of Restricted Stock effective April 8, 2002, vesting 34% on April 8, 2003 and 33% on each of April 8, 2004 and April 8, 2005, based on the closing price ($6.04) on the grant date. The shares of Restricted Stock are currently valued at $0 and will be canceled on the effective date of the Corporation’s plan of reorganization in the Chapter 11 bankruptcy proceeding.

(P)	As further described herein, amounts disclosed include the value of life insurance benefits by the named executive officers and contributions to the defined contribution pension plans. Under the US Airways life insurance plan, individual life insurance coverage is available to executive officers, with US Airways paying the premium associated with this coverage. Based on life expectancy and other assumptions, US Airways expects to recover the premiums it pays with respect to the whole life component of the coverage. The following amounts reflect the value of the benefits accrued in 2002, calculated on an actuarial basis, ascribed to the insurance policies purchased on the lives of the executives, plus the dollar value of premiums paid by US Airways with respect to the insurance. Mr. Wolf—$13,240; Mr. Siegel—$31,109; Mr. Cohen—$0; Mr. Crellin—$18,207; Mr. Glass—$26,774; and Ms. Bryan—$12,833. During 2002, US Airways made contributions to the accounts of Messrs. Wolf, Siegel, Cohen, Crellin, Glass and Ms. Bryan in certain defined contribution plans, in the following amounts, respectively: $60,260; $16,269; $5,459; $57,168; $5,899; $50,663. During 2002, US Airways paid $68,087 in moving expenses for Mr. Siegel and $40,640 in moving expenses for Mr. Cohen. Subsequent to the Corporation’s filing for Chapter 11 reorganization on August 11, 2002, the split dollar life insurance plan of US Airways, Inc. was terminated.

Stock Option Grants in Last Fiscal Year

The following table provides information on stock option grants in 2002 to the named executive officers.

Name	Number of Shares Underlying Option Granted	Percent of Total Options Granted to Employees in 2002	Exercise or Base Price		Expiration Date	Grant Date Present Value $(1)

Stephen M. Wolf	210,000	5.36%		$5.620	2/16/12		$0

David N. Siegel	750,000	19.15%		$5.340	4/11/12		$0

Michelle V. Bryan	0	0%	$	N/A	N/A	$	N/A

Neal S. Cohen	300,000	7.66%		$5.775	5/8/12		$0

Alan W. Crellin	25,000	0.64%		$5.555	2/16/12		$0

Jerrold A. Glass	100,000	2.55%		$5.775	5/8/12		$0

(1)	Under the Plan of Reorganization as filed with the Bankruptcy Court on December 20,2002, all stock options will be cancelled upon the Corporation’s emergence from bankruptcy. Accordingly, the named executive officers will not realize any value on the stock options granted. If the Black-Scholes model were used to estimate the present value on the date of grant, the following values would result – Mr. Wolf, $711,900; Mr. Siegel, $3,300,000; Mr. Cohen, $1,152,000; Mr. Crellin, $85,250; and Mr. Glass, $384,000. The Black-Scholes model considers a number of factors, including the stock’s projected volatility, the expected exercise period of the option, interest rates and the vesting features of the option. The following assumptions were used in determining the values under the Black-Scholes model: (i) the risk free rate of return: 4.2%; (ii) expected stock price volatility: 80%; (iii) exercise period of 4 years, and (iv) dividend yield: 0.00%.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table provides information on the number of options held by the named executive officers at fiscal year-end 2002. None of the unexercised options held by the officers were in-the-money based on the fair market value of the Common Stock on December 31, 2002 ($0).

			Number of Unexercised Options/SAR’s at Year-End (#)		Value of Unexercised In-the- Money Options/SAR’s at Year- End (#)
Name	Shares Acquired on Exercise (#)	Value Realized $	Exercisable	Unexercisable	Exercisable	Unexercisable

Stephen M. Wolf	0	$0	2,125,000	300,000	$0	$0

David N. Siegel	0	$0	187,500	562,500	0	0

Michelle V. Bryan	0	$0	39,500	25,000	0	0

Neal S. Cohen	0	$0	0	300,000	0	0

Alan W. Crellin	0	$0	42,000	50,000	0	0

Jerrold A. Glass	0	$0	0	100,000	0	0

Long-Term Incentive Plan—Basis of Awards in Last Fiscal Year

		Estimated future payouts under non-stock price-based plans(2)(3)
Name	Performance or other period until maturation or payout(1)	Threshold (%)	Target (%)	Maximum (%)

Stephen M. Wolf	2000-2002	0	220	440

David N. Siegel	2000-2002	0	220	440

Michelle V. Bryan	2000-2002	0	80	160

Neal S. Cohen	2000-2002	0	80	160

Alan W. Crellin	2000-2002	0	80	160

Jerrold A. Glass	2000-2002	0	70	140

(1)	Awards for this cycle are determined based upon the Company’s pre-tax margin as compared to the pre-tax margin of selected competitors.

(2)	Awards are stated as a percentage of the officer’s base annual salary. Actual awards paid for the performance period are listed in the “LTIP Payout” column in the Summary Compensation Table above.

(3)	Based on 2000-2002 financial performance, there will not be a payout under this program for the 2000-2002 performance period.

Employment Arrangements

Mr. Siegel joined US Airways in March, 2002. Under his employment arrangements with US Airways, Mr. Siegel is entitled to an annual base salary of not less than $750,000. In August, 2002 Mr. Siegel agreed to a salary reduction of 20% in connection with the Company’s cost savings initiatives and restructuring plan. Upon employment, Mr. Siegel received a one time payment of $750,000. Mr. Siegel’s pay reduction will continue for the entire term of the proposed $1 billion loan guaranteed in part by the Air Transportation Stabilization Board. Eventual restoration of Mr. Siegel’s pay reductions will use the same methodology developed for restoration of pay cuts under the collective bargaining agreement for US Airways’ flight attendants.

In addition, Mr. Siegel is eligible for an annual bonus pursuant to the terms of the Company’s Incentive Compensation Plan. Under the plan, Mr. Siegel may receive a bonus of 100% of annual base salary for target results, which may be increased for results in excess of the target up to a maximum bonus of 200% of base salary. Mr. Siegel’s employment arrangement provides that he is entitled to a minimum incentive payment for the 2002 fiscal year of no less than the target amount. However, in connection with the Corporation’s cost savings initiatives and restructuring efforts, the Incentive Compensation Plan (ICP) was suspended during 2002 for payments to be made in 2003, which will result in no payments to Mr. Siegel for the 2002 fiscal year. In addition, the ICP payments also will be foregone for 2003 for payments that would have otherwise been made to Mr. Siegel in 2004.

Mr. Siegel is also eligible for a bonus of 220% of his average annual base salary from the Company’s Long Term Incentive Plan (LTIP) if certain target results are achieved during the performance period, which may be increased to a maximum bonus of 440% for results exceeding the target. However, the LTIP will not be implemented for fiscal year 2003 and no subsequent payments will be made on account of 2003. In addition, the LTIP was also suspended during 2002 and there have not been any plan payments for the last three years.

In connection with his employment, Mr. Siegel is entitled to an award of stock options and Restricted Stock, as follows: (i) 750,000 stock options effective March 1, 2002, at an exercise price based on the fair market value of the stock on the date of the grant, scheduled to vest 25% on each of March 11, 2002 and the three succeeding anniversaries of the grant date; (ii) 500,000 stock options effective March 11, 2003, at an exercise price based on the fair market value of the stock on the date of the grant with such options vesting on a pro-rata basis over a three year period; and (iii) 350,000 shares of Restricted Stock, effective March 11, 2002, with all shares vesting on the third anniversary of the grant date, provided however, that if Mr. Siegel’s employment should terminate under certain circumstances prior to the third anniversary of the grant date, he will vest in the number of shares determined as if 25% of the shares vested on March 11, 2002 and each of the three succeeding anniversaries of the grant date. As set forth in the Joint Plan of Reorganization dated December 20, 2002, all of the Restricted Stock and stock options issued to Mr. Siegel will be cancelled upon the effective date of the Plan of Reorganization.

Prior to his assumption of the role of non-executive Chairman of the Company and US Airways in March, 2002, Mr. Wolf was entitled to an annual base salary of not less than $875,000 effective January 2002 through the date of his retirement from the Company on March 8, 2002. From September 17, 2001 through December 31, 2001, Mr. Wolf did not accept any base salary and he only accepted base salary at an annual rate of $600,000 beginning January 2002 through his retirement as Chief Executive Officer. In addition, Mr. Wolf was eligible for an annual bonus pursuant to the terms of the Company’s Incentive Compensation Plan. Under the plan, Mr. Wolf could have received a bonus of 100% of annual base salary for target results, which could have been increased for results in excess of the target up to a maximum bonus of 200% of base salary. Mr. Wolf received a bonus related to fiscal year 2001 which was payable in monthly installments beginning on June 30, 2002. Mr. Wolf received the bonus payment related to two months or one-sixth of his total bonus payment due and declined to accept any additional bonus payments in consideration of the Corporation’s decision to file for bankruptcy protection. Mr. Wolf was also eligible for a bonus of 220% of his average annual base salary from the Company’s Long Term Incentive Plan (LTIP) if certain target results were achieved during the performance period, which could have been increased to a maximum bonus of 440% for results exceeding the target. Mr. Wolf declined to accept payment from the LTIP for the performance period ending with fiscal year 1999 and no amount was payable from the LTIP for the performance periods ending with fiscal years 2000, 2001 and 2002.

Messrs. Cohen, Crellin and Glass and Ms. Bryan are eligible for an annual bonus pursuant to the terms of the Company’s Incentive Compensation Plan. If the Company achieves its target objectives, Messrs. Cohen and Crellin and Ms. Bryan may receive a bonus of 60% of their respective annual base salaries, which may be increased for results in excess of the target up to a maximum bonus of 120% of base salary. Mr. Glass may receive a bonus of 50% of his annual base salary, which may be increased for results in excess of the target up to a maximum bonus of 100% of base salary. As discussed above, the ICP was suspended during fiscal year 2002 for payments to be made in 2003. In addition, the ICP also will not be implemented during 2003 for payments that would have otherwise been made to the above-named officers in 2004.

Messrs. Cohen and Crellin and Ms. Bryan are also eligible for a bonus under the LTIP of 80% of their respective average annual base salaries if the Company achieves its target objectives which may be increased up to a maximum of 160% of average annual base salary for results exceeding target. Mr. Glass is eligible for a bonus under the LTIP of 70% of his average annual base salary if the Company achieves its target objectives which may be increased up to a maximum of 140% of average annual base salary for results exceeding target. However, the LTIP will not be implemented for fiscal year 2003 and no subsequent payments will be made on account of 2003. In addition, the LTIP was also suspended during 2002 and there have not been any plan payments during the last three years.

In connection with their employment arrangements, each of Messrs. Siegel, Cohen, Crellin and Wolf (prior to his retirement) and Ms. Bryan are entitled to reimbursement of fees for certain tax and financial planning advice.

Retirement Benefits

US Airways previously maintained a defined benefit retirement plan (Retirement Plan) for its salaried employees which provided noncontributory benefits based upon years of service and the employee’s highest three-year average annual compensation during the last ten calendar years of service. Under the Retirement Plan, benefits were generally payable commencing at age of 65. However, the Retirement Plan provided reduced early retirement benefits commencing as early as age 55. Benefits under the Retirement Plan were integrated with the Social Security program.

Other than Mr. Crellin and Ms. Bryan, none of the named executive officers participate in the Retirement Plan. Ms. Bryan has eight years of Credited Service under the Retirement Plan. Mr. Crellin has 16 years of Credited Service under the Retirement Plan. However, Messrs. Siegel, Cohen, Crellin and Glass, have entered into agreements which provide for the payment of the same supplemental retirement benefits as would have been payable had they participated in the Retirement Plan. The benefits under the supplemental retirement arrangements, which are payable when the executive is no longer a full-time employee, are based on actual salary and assumed target bonus (unreduced for pay reductions). This formula assumes no cutback for benefits that would otherwise be payable but cannot be paid from a qualified plan pursuant to

Internal Revenue Service regulations. The benefits payable to Messrs. Siegel, Cohen, Crellin and Glass are subject to an offset for benefits payable under the tax-qualified and non-qualified defined contribution plan retirement program.

During Mr. Wolf’s employment with the Corporation, he was entitled to benefits under a supplemental retirement arrangement upon the termination of his employment that was based upon his actual salary and assumed maximum bonus with respect to his last year of actual employment. Mr. Wolf retired from the Corporation in March, 2002 and his accrued benefit was paid at that time.

The credited years of service under these supplemental arrangements for Mr. Siegel are as follows: 3 years of credited service for each of his first five years of service, 5 additional years of credited service upon the completion of five years of service, and thereafter an additional 1.5 years of credited service for each year of service up to a maximum of 30 years of credited service. Messrs. Cohen and Glass will receive 2 years of credited service for each of the first five years of service, and thereafter one year of credited service for each actual year of service up to a maximum of 30 years of credited service. Mr. Crellin will receive a benefit based upon 30 years of credited service under the Retirement Plan, and will vest in 10 percent of such benefit on July 17, 2003 and an additional 10% on each of the nine succeeding anniversaries. Mr. Wolf’s supplemental retirement arrangement entered into when he joined the Company in 1996 provided that he received 30 years of credited service upon his retirement.

The following table presents the noncontributory benefits payable per year for life to employees under the Retirement Plan and supplemental retirement arrangements, assuming normal retirement in the current year. The table also assumes the retiree would be entitled to the maximum Social Security benefit in addition to the amounts shown.

	Credited Service
Final Average Earnings	10 Years	15 Years	20 Years	25 Years	30 Years
$ 250,000	$53,801	$80,701	$107,602	$134,502	$147,002
500,000	$113,801	$170,701	$227,602	$284,502	$309,502
750,000	$173,801	$260,701	$347,602	$434,502	$472,002
1,000,000	$233,801	$350,701	$467,602	$584,502	$634,502
1,250,000	$293,801	$440,701	$587,602	$734,502	$797,002
1,500,000	$353,801	$530,701	$707,602	$884,502	$959,502
1,750,000	$413,801	$620,701	$827,602	$1,034,502	$1,122,002
2,000,000	$473,801	$710,701	$947,602	$1,184,502	$1,284,502
2,250,000	$533,801	$800,701	$1,067,602	$1,334,502	$1,447,002
2,500,000	$593,801	$890,701	$1,187,602	$1,484,502	$1,609,502

The values reflected in the above chart represent the application of the Retirement Plan formula to the specified amounts of compensation and years of service.

Pursuant to the Summary of the Management Compensation Plan filed as Exhibit A to the First Amended Plan of Reorganization on February 27, 2003, the supplemental retirement arrangements for Messrs. Siegel, Cohen, Crellin and Glass will be modified upon the Corporation’s emergence from Chapter 11 to provide for a defined contribution benefit amount which will be individually determined based upon age, service and projected earnings such that using the annual contribution and an assumed 8% investment return will achieve 50% of final average earnings (based on total cash compensation) at normal retirement age.

Arrangements Concerning Termination of Employment and Change of Control

Consistent with the practice in the industry, US Airways has entered into an employment agreement with Mr. Siegel. The term of Mr. Siegel’s employment agreement extends until the third anniversary thereof, or his normal retirement date, and is subject to automatic one-year annual extensions on each anniversary date unless advance written notice is given by US Airways. In exchange for his commitment to devote his full business efforts to US Airways, Mr. Siegel’s employment agreement provides that he will be re-elected to his current position and will receive (1) an annual base salary at a rate not less than that in effect during the previous year, (2) incentive compensation as provided in the employment agreement and (3) insurance, disability, medical and other benefits generally granted to other officers. In the event of a change of control, as defined in Mr. Siegel’s employment agreement, the term of his employment agreement is automatically extended until the third anniversary of the change of control date or his normal retirement date.

Mr. Siegel’s employment agreement provides that, should US Airways or any successor fail to re-elect Mr. Siegel to his position, assign him to duties which result in a diminution in his position, duties, authority or responsibilities, fail to compensate him as provided in his employment agreement (except with respect to the reduction in salary in 2002 pursuant to the Corporation’s cost savings initiatives), relocate him in violation of the terms of his employment agreement, fail to require any successor to US Airways to comply with the employment agreement or otherwise terminate his employment in violation of the employment agreement, Mr. Siegel may elect to treat such failure as a breach of the employment agreement if he then terminates employment. As liquidated damages as the result of an event not following a change of control that is deemed to be a breach of his employment agreement, US Airways or its successor would be required to pay Mr. Siegel a lump sum equal to three years’ base salary (unreduced) and to continue granting certain employee benefits for 3 years. If the breach follows a change of control, Mr. Siegel will be entitled to receive (i) a lump sum payment equal to the product of three times the sum of his annual base salary (unreduced) plus an annual bonus, and (ii) continuation of his pension, health insurance, travel and certain other welfare and fringe benefits for 3 years (except for travel and health insurance benefits which will continue for the remainder of his life). Mr. Siegel shall be entitled to recover from US Airways reasonable attorney’s fees in connection with enforcement of his rights under his employment agreement. Mr. Siegel’s employment agreement also provides that any payments Mr. Siegel receives in the event of a termination after a change of control shall be increased, if necessary, such that, after taking into account all taxes he would incur as a result of such payments, Mr. Siegel would receive the same after-tax amount he would have received had no excise tax been imposed under Section 4999 of the Code.

Mr. Wolf’s agreement provided for his employment as Chief Executive Officer until a replacement was elected by the Board of Directors, which occurred in March 2002 when Mr. Siegel was elected Chief Executive Officer of the Company and US Airways. In addition, Mr. Wolf’s agreement provided for Mr. Wolf’s continued service as non-executive Chairman, the position he assumed when Mr. Siegel was elected Chief Executive Officer, or as a director or consultant to the Board of Directors until the earlier of (i) age 65 or (ii) a change of control. While Mr. Wolf served as non-executive Chairman, he requested that he not receive any base salary or director fees but was eligible for such incentive compensation as determined by the Board of Directors and he was to continue to receive certain benefits on the same basis that such benefits were provided to him immediately prior to the change in his status from Chief Executive Officer to non-executive Chairman. Mr. Wolf’s agreement also provides that in the event of a change of control during the term of his agreement, Mr. Wolf’s role with the Company would cease and he will be entitled to receive (i) a lump sum equal to three times the sum of his highest annual salary in effect during the term of the agreement and highest bonus, and (ii) a payment with respect to each performance period under the LTIP that had not been completed on the date of the change of Mr. Wolf’s status to non-executive Chairman equal to the amount that would have been paid with respect to such performance period if the performance factors for such period had been achieved. Mr. Wolf previously declined to accept a severance payment to which he would have been entitled under his prior employment agreement.

Mr. Wolf’s agreement also provided that regardless of the reason for the termination of Mr. Wolf’s services to the Company, he was entitled to receive (i) travel benefits for his lifetime; (ii) health benefits for he and his spouse for the remainder of their lives; and (iii) certain other fringe benefits provided to him as Chief Executive Officer to the extent such benefits are provided to other officers of the Company. Under the terms of his employment contract, Mr. Wolf is also entitled to recover from US Airways reasonable attorney’s fees in connection with enforcement of his rights under the agreement. Mr. Wolf’s agreement provides that any payments that Mr. Wolf receives in the event of a change of control shall be increased, if necessary, such that, after taking into account all taxes he would incur as a result of such payments, Mr. Wolf would receive the same after-tax amount he would have received had no excise tax been imposed under Section 4999 of the Code. Mr. Wolf’s current agreement will not be assumed upon the Corporation’s emergence from the Chapter 11 proceeding and Mr. Wolf will leave his position on the Board of Directors at that time and be treated as a retired employee of the Corporation.

In 2002, the Company entered into severance agreements (Severance Agreement) with Messrs. Cohen, Crellin and Glass and Ms. Bryan. The Severance Agreement extends until the earlier of the severance of their employment, or their retirement date. The Severance Agreements provide that if the executive officer’s employment should be terminated other than for cause (as defined in the Severance Agreement), or if the executive officer is demoted or if there is a reduction in base salary (other than the salary reductions implemented in 2002), he or she may elect to treat such occurrence as a breach of the Severance Agreement if he or she then elects to terminate employment. Under such circumstances, Messrs. Cohen, Crellin and Glass and Ms. Bryan would be entitled to receive a lump sum payment equal to the product of two times the sum of his or her annual salary (unreduced) plus target bonus. In addition, under the terms of their Severance Agreement, Mr. Crellin and Ms. Bryan are entitled to receive certain health insurance and travel benefits for the remainder of his or her life if their employment is terminated involuntarily prior to the date specified in the agreement, or if either terminates employment voluntarily after a later dated specified in their agreement.

Pursuant to the terms of the Severance Agreement, if following a change of control, US Airways should assign him or her duties which are inconsistent with his or her position, authorities, duties or responsibilities, fail to compensate him or her in accordance with the terms of the Severance Agreement, require relocation under certain circumstances, fail to require any successor to US Airways to comply with the Severance Agreement or otherwise terminate his or her employment in violation of the Severance Agreement, the named executive officer may elect to treat such failure as a breach of the Severance Agreement if he or she then terminates employment.

Under such circumstances Messrs. Cohen, Crellin and Glass and Ms. Bryan will be entitled to receive (i) a lump sum payment equal to the product of three times the sum of his or her annual salary (unreduced) plus annual bonus, (ii) continuation of certain health insurance and other benefits during the three year period following the termination of employment (lifetime health insurance benefits for Mr. Crellin and Ms. Bryan), and (iii) travel benefits for life. The Severance Agreement provides that Messrs. Cohen, Crellin and Glass and Ms. Bryan shall be entitled to recover from US Airways reasonable attorney’s fees in connection with enforcement of their rights under the Severance Agreement. The Severance Agreement further provides that any payments received in the event of termination after a change of control shall be increased, if necessary, such that, after taking into account all taxes incurred as a result of such payments,

Messrs. Cohen, Crellin and Glass and Ms. Bryan would receive the same after-tax amount they would have received had no excise tax been imposed under Section 4999 of the Code.

In connection with the Management Compensation Plan and Assumption of Employment-Related Agreements filed as Exhibits A and E-3 to the Plan of Reorganization on February 27, 2003, certain changes will be implemented with respect to the employment and severance agreements of the named executive officers as follows: (a) no “change of control” will be deemed to have occurred in connection with transactions under the Retirement Systems of Alabama investment agreement, or in connection with the Company’s emergence from bankruptcy; (b) the Severance Agreements will be amended to include in the definition of good reason to trigger severance payment obligations in the event that the corporate headquarters is relocated outside the Washington, D.C. metropolitan area; (c) all Severance Agreements will be conformed to include the same compensation definition as exists in the majority of agreements whereby, severance benefits prior to a change of control are determined by a multiple of base salary plus target bonus; (d) the agreement for Mr. Siegel will be modified to include a trigger that may be exercised at the discretion of Mr. Siegel to receive pre-change of control severance benefits during the period starting on the first anniversary of the effective date of the emergence from bankruptcy and ending on the last day of the 13th month following the effective date of the emergence from bankruptcy; and (e) the agreement for Mr. Cohen will be modified to include a trigger that may be exercised by Mr. Cohen to receive pre-change of control severance benefits only in the event that Mr. Siegel leaves the company during the period starting on the first anniversary of the effective date of emergence from bankruptcy and ending on the last day of the 13th month following the effective date of emergence from bankruptcy and Mr. Cohen also terminates employment during such period.

Messr. Siegel’s, Cohen’s, Crellin’s and Glass’ benefits under the supplemental retirement agreement will vest immediately upon a change of control.

Currently, under the Company’s 1996 Stock Incentive Plan (1996 Plan), pursuant to which employees of the Company and its subsidiaries have been awarded stock options with respect to Common Stock and shares of restricted stock, the occurrence of a change of control, as defined, would make all granted options immediately exercisable without regard to the vesting provisions thereof, and under certain circumstances, would cause shares of restricted stock to vest. Under the terms of the First Amended Plan of Reorganization, all of the stock issued under the 1996 Plan will be cancelled upon confirmation of the Corporation’s Plan of Reorganization and the plan will be terminated.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following information pertains to Common Stock beneficially owned by all directors and executive officers of the Company (or its principal operating subsidiary US Airways) as of January 31, 2003. Information with respect to beneficial ownership is based upon information furnished by each director and executive officer of the Company. Unless indicated otherwise by footnote, the owner exercises sole voting and investment power over the securities (other than unissued securities, the ownership of which has been imputed to such owner).

Owner	Number of Shares		Percent of Class (1)
Directors and Nominees for Director
Mathias J. DeVito	11,000	(2)
Peter M. George	12,871	(3)
Robert L. Johnson	20,727	(4)
Robert LeBuhn	45,199	(2)(5)
Joseph J. Mantineo	0
John G. Medlin, Jr.	14,000	(2)
Hanne M. Merriman	10,500	(2)
Thomas H. O’Brien	6,875	(3)
Hilda Ochoa-Brillembourg	33,620	(3)(6)
William D. Pollock	680	(7)
Richard B. Priory	11,452	(3)
David N. Siegel	725,000	(8)	1.1%
Raymond W. Smith	29,011	(2)
Stephen M. Wolf	3,179,616	(9)	4.7%
Executive Officers
Michelle V. Bryan	83,263	(10)
Neal S. Cohen	100,000	(11)
Alan W. Crellin	96,134	(12)
Jerrold A. Glass	25,000	(13)
21 directors and executive officers of the Company as a group	4,740,852	(14)	7.0%

(1)	Percentages are shown only where they exceed one percent of the number of shares outstanding and are based on shares of Common Stock outstanding on January 31, 2003.

(2)	These holdings include 9,000 shares of Common Stock issuable within 60 days of January 31, 2003 upon exercise of stock options.

(3)	These holdings include 4,500 shares of Common Stock issuable within 60 days of January 31, 2003 upon exercise of stock options.

(4)	These holdings include 6,000 shares of Common Stock issuable within 60 days of January 31, 2003 upon exercise of stock options.

(5)	These holdings include 10,000 shares of Common Stock held in trust.

(6)	These holdings include 14,000 shares of Common Stock held jointly by Ms. Ochoa-Brillembourg and her spouse.

(7)	These holdings are shares held pursuant to the Corporation’s defined contribution plan.

(8)	Mr. Siegel’s holdings include 350,000 shares of Restricted Stock and 375,000 shares of Common Stock issuable within 60 days of January 31, 2003 upon exercise of stock options.

(9)	Mr. Wolf’s holdings include 350,000 shares of Restricted Stock and 2,125,000 shares of Common Stock issuable within 60 days of January 31, 2003 upon exercise of stock options. Mr. Wolf retired as Chairman and Chief Executive Officer of both the Company and US Airways on March 11, 2002. He remains non-executive Chairman of both Companies.

(10)	Ms. Bryan’s holdings include 25,000 shares of Restricted Stock and 39,500 shares of Common Stock issuable within 60 days of January 31, 2003 upon exercise of stock options.

(11)	Mr. Cohen’s holdings include 100,000 shares of Restricted Stock.

(12)	Mr. Crellin’s holdings include 32,125 shares of Restricted Stock and 48,250 shares of Common Stock issuable within 60 days of January 31, 2003 upon exercise of stock options.

(13)	Mr. Glass’ holdings include 25,000 shares of Restricted Stock.

(14)	All directors’ and executive officers’ holdings include 963,500 shares of Restricted Stock and 2,856,750 shares of Common Stock issuable within 60 days of January 31, 2003 upon exercise of stock options.

Set forth below are the number of options and units of phantom stock of the Company (“Deferred Stock Units”) held by each director who participates in the director compensation programs. See “Compensation of Directors” below. Although each Deferred Stock Unit represents the economic equivalent of a share of Common Stock, no voting rights are attached thereto and the Deferred Stock Units lack certain other attributes of Common Stock.

Owner	Number of Deferred Stock Units	Number of Director Stock Options(1)
Directors
Mathias J. DeVito	11,569.29	10,500
Peter M. George	2,000.00	6,000
Robert L. Johnson	2,500.00	7,500
Robert LeBuhn	10,611.38	10,500
Joseph J. Mantineo	—	—
John G. Medlin, Jr.	10,685.42	10,500
Hanne M. Merriman	7,739.13	10,500
Thomas H. O’Brien	2,000.00	6,000
Hilda Ochoa-Brillembourg	2,000.00	6,000
William D. Pollock	—	—
Richard B. Priory	2,000.00	6,000
David N. Siegel	—	—
Raymond W. Smith	6,194.78	10,500
Stephen M. Wolf	—	—

(1)	The holdings for Messrs. DeVito, LeBuhn, Medlin and Smith and Ms. Merriman include 9,000 shares of Common Stock issuable within 60 days of January 31, 2003 upon the exercise of stock options. The holdings for Mr. Johnson include 6,000 shares of Common Stock issuable within 60 days of January 31, 2003 upon the exercise of stock options. The holdings for Messrs. George, O’Brien and Priory and Ms. Ochoa-Brillembourg include 4,500 shares of Common Stock issuable within 60 days of January 31, 2003. These options are also reflected in the Beneficial Security Ownership table on page 2.

The only persons known to the Company (from Company records and reports on Schedules 13D and 13G filed with the SEC) which owned, as of January 31, 2003, more than 5% of its Common Stock are listed below:

Title of Class	Name and address of beneficial owner	Amount and nature Of beneficial ownership	Percent of Class(1)
Common Stock	Aon Fiduciary Counselors, Inc.	12,975,767(2)	19.06%
	200 East Randolph Street
	Chicago, Illinois 60601

(1)	Represents percentage of shares of Common Stock outstanding on January 31, 2003.

(2)	As set forth in a Schedule 13G, dated February 13, 2003, as of December 31, 2002.

Item 13. Certain Relationships and Related Transactions

Prior to joining US Airways in April 2002, Mr. Glass was associated with J. Glass and Associates, where he was founder and president. Mr. Glass was also an employee of the law firm of Ford & Harrison, which received approximately $120,000 in professional fees in 2002 from US Airways directly related to work performed by J. Glass and Associates. Mr. Glass did not receive any financial remuneration or bonus from Ford & Harrison or J. Glass and Associates related to any work performed by these firms after he joined US Airways in April 2002.

Item 14. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since their evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

Consolidated Financial Statements

The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8 of this report:

•	Consolidated Statements of Operations for each of the three years ended December 31, 2002
•	Consolidated Balance Sheets as of December 31, 2002 and 2001
•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002
•	Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years ended December 31, 2002
•	Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K. Where the amount of securities authorized to be issued under any of the Company’s long-term debt agreements does not exceed 10 percent of the Company’s assets, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.

Designation	Description
3.1

Restated Certificate of Incorporation of US Airways Group, Inc. (US Airways Group) (incorporated by reference to Exhibit 3.1 to US Airways Group’s Registration Statement on Form 8-B dated January 27, 1983), including the Certificate of Amendment dated May 13, 1987 (incorporated by reference to Exhibit 3.1 to US Airways Group’s and US Airways, Inc.’s (US Airways) Quarterly Report on Form 10-Q for the quarter ended March 31, 1987), the Certificate of Increase dated June 30, 1987 (incorporated by reference to Exhibit 3 to US Airways Group’s and US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1987), the Certificate of Increase dated October 16, 1987 (incorporated by reference to Exhibit 3.1 to US Airways Group’s and US Airways’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1987), the Certificate of Increase dated August 7, 1989 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1989), the Certificate of Increase dated April 9, 1992 (incorporated by reference to Exhibit 3.1 to US Airways Group’s and US Airways’ Annual Report on Form 10-K for the year ended December 31, 1992), the Certificate of Increase dated January 21, 1993 (incorporated by reference to US Airways Group’s and US Airways’ Annual Report on Form 10-K for the year ended December 31, 1992), and the Certificate of Amendment dated

May 26, 1993 (incorporated by reference to Appendix II to US Airways Group’s Proxy Statement dated April 26, 1993); and the Certificate of Ownership and Merger merging Nameco, Inc. into USAir Group, Inc. dated February 17, 1997 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Annual Report on Form 10-K for 1996).

3.2	By-Laws of US Airways Group amended September 25, 2002 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002).

10.1

A319/A320/A321 Purchase Agreement dated as of October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 1997) (portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately with the United States Securities and Exchange Commission (SEC)).

10.2

Amendment No. 1 dated as of June 10, 1998 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.3

Amendment No. 2 dated as of January 19, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.4

Amendment No. 3 dated as of March 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.5

Amendment No. 4 dated as of August 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.6

Amendment No. 5 dated as of October 29, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.6 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.7

Amendment No. 6 dated as of April 19, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.8

Amendment No. 7 dated as of June 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.9

Amendment No. 8 dated as of November 27, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.10

Amendment No. 9 dated as of December 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.10 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.11

Amendment No. 10 dated as of April 9, 2001 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.12

Amendment No. 11 dated as of July 17, 2002 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.13

A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.14

Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.15

Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.16

Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.17

Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.18

Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.19

Incentive Compensation Plan of US Airways Group, Inc. as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.6 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.20	US Airways Group, Inc. Nonemployee Director Stock Purchase Plan (incorporated by reference to Exhibit A to US Airways Group’s Proxy Statement dated May 19, 1999).

10.21

US Airways Group, Inc. Long-Term Incentive Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.22

Amendment No. 1 effective January 15, 2002 to the US Airways Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23	1998 Pilot Stock Option Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 10 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

10.24

1997 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of May 23, 2000 (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.25

Amendment No. 1 effective August 13, 2001 to the 1997 Stock Incentive Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001).

10.26

Amendment No. 2 effective January 15, 2002 to the 1997 Stock Incentive Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 10.28 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27

1996 Stock Incentive Plan of US Airways Group, Inc. as amended and restated as of March 19, 2002 (incorporated by reference to Exhibit 10 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002).

10.28

US Airways Group, Inc. Nonemployee Director Stock Incentive Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.29

Amendment No. 1 effective September 19, 2001 to the US Airways Group, Inc. Nonemployee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001).

10.30

Amendment No. 2 effective January 16, 2002 to the US Airways Group, Inc. Nonemployee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.31

US Airways Group, Inc. Nonemployee Director Deferred Stock Unit Plan as amended and restated as of May 16, 2000 (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000).

10.32

Amendment No. 1 effective September 20, 2000 to the US Airways Group, Inc. Nonemployee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.27 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.33

Amendment No. 2 effective January 16, 2002 to the US Airways Group, Inc. Nonemployee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.38 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.34	1984 Stock Option and Stock Appreciation Rights Plan of US Airways Group, Inc. (incorporated by reference to Exhibit A to US Airways Group’s Proxy Statement dated March 30, 1984).

10.35

Amended and Restated Employment Agreement between US Airways Group and US Airways and the former Chairman of both companies effective January 16, 2002 (incorporated by reference to Exhibit 10.40 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.36

Investment Agreement, dated as of September 26, 2002, by and between the Retirement Systems of Alabama and US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on

Form 10-Q for the three months ended September 30, 2002).

10.37

First Amendment to the Investment Agreement, entered into as of September 26, 2002 and amended and restated as of January 17, 2003 by and between the Retirement Systems of Alabama and US Airways Group, Inc.

10.38

Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement, entered into as of September 26, 2002 and amended and restated as of October 18, 2002, among US Airways Group, Inc., as Borrower, and certain of the subsidiaries of US Airways Group, Inc. party thereto as Guarantors, and Retirement Systems of Alabama Holdings LLC, as Administrative Agent, Syndication Agent, Collateral Agent and Lender (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002).

10.39

First Amendment to the Senior Secured Superpriority Debtor-in-Possession Credit Agreement, entered into as of November 6, 2002, by and among US Airways Group, Inc., each of its subsidiaries that are signatories thereto and Retirement System of Alabama Holdings LLC (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002).

18.1	Letter from KPMG LLP re change in accounting principle (incorporated by reference to Exhibit 18 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002).

21.1	Subsidiaries of US Airways Group.

23.1	Consent of the Auditors of US Airways Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

24.1	Powers of Attorney signed by the directors of US Airways Group, authorizing their signatures on this report.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

Date of Report	Subject of Report

March 20, 2003

News release disclosing the deferral of payments on certain Airbus aircraft, the failure to meet a financial covenant of the RSA DIP Facility and management’s rejection of the latest ALPA proposal regarding a replacement pension plan.

March 18, 2003	News release disclosing confirmation of the Plan of Reorganization.

March 18, 2003	US Airways Group, Inc. disclosed certain forward-looking information in a slide presentation before the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division.

March 7, 2003	News release disclosing US Airways Inc. made cure payments related to its deferral of payments due on its pass through trust certificates related to 23 Airbus aircraft.

March 5, 2003	News release disclosing February 2002 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward looking information.

March 3, 2003	News release disclosing US Airways, Inc.’s deferral of payments due on its pass through trust certificates related to 23 Airbus aircraft.

February 27, 2003

Monthly operating report for US Airways Group, Inc. for the period January 1, 2003 through January 31, 2003, as filed with the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division.

February 21, 2003	US Airways Group, Inc. disclosed certain forward-looking information in a slide presentation before the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division.

February 20, 2003	News release disclosing US Airways, Inc.’s deferral of payments of public debt instruments related to five Airbus A330 aircraft totaling $19.7 million.

February 11, 2003	News release disclosing the Air Transportation Stabilization Board (ATSB) approval of US Airways’ application for a $900 million loan guarantee subject to certain conditions.

February 5, 2003	News release disclosing January 2003 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward looking information.

February 3, 2003

Monthly operating report for US Airways Group, Inc. for the period December 1, 2002 through December 31, 2002, as filed with the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, and a news release disclosing results of operations for both US Airways Group, Inc. and US Airways, Inc. for the three months and twelve months ended December 31, 2002, and selected operating and financial statistics for US Airways, Inc. for the same periods.

January 31, 2003

Amended Joint Plan of Reorganization and Disclosure statement with Respect to Joint Plan of Reorganization for US Airways Group, Inc. and certain subsidiaries, as filed with the Bankruptcy Court for the Eastern District of Virginia, Alexandria Division.

January 30, 2003	News release disclosing US Airways, Inc.’s filing for termination of the pilot defined benefit pension plan and plans to replace it with a new pilot defined contribution pension plan.

January 6, 2003

Monthly operating report for US Airways Group, Inc. for the period November 1, 2002 through November 30, 2002, as filed with the Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, and a news release disclosing December 2002 performance for US Airways Group, Inc. and US Airways, Inc.

December 20, 2002

Joint Plan of Reorganization and Disclosure statement with Respect to Joint Plan of Reorganization for US Airways Group, Inc. and certain subsidiaries, as filed with the Bankruptcy Court for the Eastern District of Virginia, Alexandria Division.

December 6, 2002	News release disclosing November 2002 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward looking information.

December 2, 2002

Monthly operating report for US Airways Group, Inc. for the period October 1, 2002 through October 31, 2002, as filed with the Bankruptcy Court for the Eastern District of Virginia, Alexandria Division.

November 26, 2002	News release disclosing US Airways, Inc.’s furlough of 2,500 employees in connection with its restructuring plan.

November 18, 2002	News release announcing the official designation of the Retirement Systems of Alabama as equity sponsor in US Airways Group, Inc.’s reorganization plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

US Airways Group, Inc. (registrant)

By:	/s/ DAVID N. SIEGEL
David N. Siegel, Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on March 26, 2003.

By:	/s/ DAVID N. SIEGEL
David N. Siegel, Director, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ NEAL S. COHEN
Neal S. Cohen, Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANITA P. BEIER
Anita P. Beier, Vice President and Controller (Chief Accounting Officer)

By:	*
Stephen M. Wolf, Director and Chairman

By:	*
Mathias J. DeVito, Director

By:	*
Peter M. George, Director

By:	*
Robert L. Johnson, Director

By:	*
Robert LeBuhn, Director

By:	*
Joseph J. Mantineo, Director

By:	*
John G. Medlin, Jr., Director

By:	*
Hanne M. Merriman, Director

By:	*
Thomas H. O’Brien, Director

By:	*
Hilda Ochoa-Brillembourg, Director

By:	*
William D. Pollock, Director

By:	*
Richard B. Priory, Director

By:	*
Raymond W. Smith, Director

By:	/s/ NEAL S. COHEN
Neal S. Cohen, Attorney-In-Fact

*	Signed pursuant to power of attorney filed herewith.

Certifications

Certification of the Principal Executive Officer

Pursuant to 15 U.S.C. 78m(a) or 78o(d)

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, David N. Siegel, President and Chief Executive Officer of US Airways Group, Inc. (the Company), certify that:

(1)	I have reviewed this annual report on Form 10-K of the Company;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (Evaluation Date); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)	The Company’s other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID N. SIEGEL
Name:	David N. Siegel
Title:	President and Chief Executive Officer
Date:	March 26, 2003

Certification of the Principal Financial Officer

Pursuant to 15 U.S.C. 78m(a) or 78o(d)

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Neal S. Cohen, Chief Financial Officer of US Airways Group, Inc. (the Company), certify that:

(1)	I have reviewed this annual report on Form 10-K of the Company;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (Evaluation Date); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)	The Company’s other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NEAL S. COHEN
Name:	Neal S. Cohen
Title:	Chief Financial Officer
Date:	March 26, 2003