Form 10-Q
period 2003-03-31
US AIRWAYS GROUP INC
filed 2003-05-14
CIK 701345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of April 30, 2003 there were outstanding approximately 20,652,593 shares of US Airways Group, Inc. Class A common stock and 5,000,000 shares of US Airways Group, Inc. Class B common stock.

US Airways Group, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2003

US Airways Group, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2003 and 2002 (unaudited)

(in millions, except share and per share amounts)

	Predecessor Company
	2003	2002
Operating Revenues
Passenger transportation	$1,233	$1,435
Cargo and freight	35	33
Other	266	241

Total Operating Revenues	1,534	1,709
Operating Expenses
Personnel costs	622	884
Aviation fuel	213	180
Aircraft rent	109	135
Other rent and landing fees	106	106
Selling expenses	91	144
Aircraft maintenance	88	97
Depreciation and amortization	67	78
Other	445	455

Total Operating Expenses	1,741	2,079

Operating Loss	(207)	(370)
Other Income (Expense)
Interest income	1	7
Interest expense, net	(73)	(79)
Reorganization items, net	1,917	—
Other, net	(3)	7

Other Income (Expense), Net	1,842	(65)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	1,635	(435)
Provision (Credit) for Income Taxes	—	(149)

Income (Loss) Before Cumulative Effect of Accounting Change	1,635	(286)
Cumulative Effect of Accounting Change	—	17

Net Income (Loss)	$1,635	$(269)

Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$24.02	$(4.22)
Cumulative Effect of Accounting Change	—	0.25

Net Earnings (Loss) per Common Share	$24.02	$(3.97)

Diluted
Before Cumulative Effect of Accounting Change	$24.02	$(4.22)
Cumulative Effect of Accounting Change	—	0.25

Net Earnings (Loss) per Common Share	$24.02	$(3.97)

Shares Used for Computation (000)
Basic	68,076	67,814
Diluted	68,076	67,814

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.

Condensed Consolidated Balance Sheets

March 31, 2003 (unaudited) and December 31, 2002

(in millions)

	Successor Company	Predecessor Company
	March 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$1,200	$585
Short-term investments	68	49
Restricted cash	188	150
Receivables, net	294	228
Materials and supplies, net	181	192
Prepaid expenses and other	133	104

Total Current Assets	2,064	1,308
Property and Equipment
Flight equipment	2,802	5,395
Ground property and equipment	370	1,153
Less accumulated depreciation and amortization	—	(2,663)

	3,172	3,885
Purchase deposits for flight equipment	56	56

Total Property and Equipment	3,228	3,941
Other Assets
Goodwill	2,413	531
Other intangibles, net	557	307
Restricted cash	383	364
Other assets, net	36	92

Total Other Assets	3,389	1,294

	$8,681	$6,543

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$70	$300
Accounts payable	455	238
Traffic balances payable and unused tickets	923	784
Accrued aircraft rent	82	174
Accrued salaries, wages and vacation	243	288
Other accrued expenses	481	465

Total Current Liabilities	2,254	2,249
Noncurrent Liabilities and Deferred Credits
Long-term debt, net of current maturities	2,948	18
Deferred gains and credits, net	487	—
Postretirement benefits other than pensions	1,590	1,443
Employee benefit liabilities and other	1,085	2,274

Total Noncurrent Liabilities	6,110	3,735
Liabilities Subject to Compromise	—	5,480
Commitments and Contingencies
Redeemable Class B Preferred Stock	48	—
Stockholders’ Equity (Deficit)
Common stock	—	101
Class A Common Stock	49	—
Class B Common Stock	5	—
Paid-in capital	384	2,147
Accumulated deficit	—	(4,583)
Common stock held in treasury, at cost	—	(1,711)
Deferred compensation	(169)	(5)
Accumulated other comprehensive loss	—	(870)

Total Stockholders’ Equity (Deficit)	269	(4,921)

	$8,681	$6,543

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002 (unaudited)

(in millions)

	Predecessor Company
	2003	2002
Net cash provided by (used for) operating activities	$(192)	$(438)
Reorganization items, net	(90)	—
Cash flows from investing activities
Capital expenditures	(8)	(101)
Proceeds from dispositions of property	2	48
Decrease (increase) in short-term investments	(19)	151
Decrease (increase) in restricted cash and investments	(57)	(7)
Other	(7)	2

Net cash provided by (used for) investing activities	(89)	93
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,081	38
Proceeds from Debtor-in-Possession financings	131	—
Proceeds from issuance of preferred stock, common stock and warrants	240	—
Principal payments on long-term debt and capital lease obligations	(35)	(56)
Principal payments on Debtor-in-Possession financings	(431)	—

Net cash provided by (used for) financing activities	986	(18)

Net increase (decrease) in Cash and cash equivalents	615	(363)

Cash and cash equivalents at beginning of period	585	593

Cash and cash equivalents at end of period	$1,200	$230

Noncash investing and financing activities
Flight equipment acquired through issuance of debt	$—	$77
Supplemental Information
Interest paid during the period	$72	$117
Income taxes received during the period	$2	$2

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On August 11, 2002 (Petition Date), US Airways Group, Inc. (US Airways Group or the Company) and its seven domestic subsidiaries (collectively, the Filing Entities), which account for substantially all of the operations of the Company, including its principal operating subsidiary, US Airways, Inc. (US Airways), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases were jointly administered under the caption “In re US Airways Group, Inc., et al., Case No. 02-83984-SSM.” During the pendency of the Chapter 11 cases, the Filing Entities continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Filing Entities emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (Plan of Reorganization), which (i) was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 (Confirmation Order) and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003 (Effective Date). In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” (SOP 90-7) the Company adopted fresh-start reporting on the Effective Date. See Note 3 for information related to fresh-start accounting.

The Plan of Reorganization constituted a separate plan of reorganization for each of the Filing Entities. In accordance with the Bankruptcy Code, the Plan of Reorganization divided claims against, and interests in, each of the Filing Entities into classes (Classes of Claims and Interests) according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the Air Transportation Stabilization Board (Stabilization Board), the Retirement Systems of Alabama Holdings LLC (RSA), the Company’s management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the Pension Benefit Guarantee Corporation (PBGC), in satisfaction of their allowed claims. The distribution to unsecured creditors is estimated to have a value of between 1.2 percent to 1.8 percent of total allowed unsecured claims. Persons holding equity in the Company prior to the Effective Date were not entitled to any distribution under the Plan of Reorganization and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the Plan of Reorganization, investors should refer to the Plan of Reorganization and the disclosure statement approved by the Bankruptcy Court on January 17, 2003 and filed with US Airways Group’s Current Report on Form 8-K, dated January 31, 2003 and filed with the United States Securities and Exchange Commission (SEC) on February 4, 2003 (Disclosure Statement).

RSA Investment

Pursuant to a definitive agreement, on the Effective Date, RSA invested $240 million in cash in Reorganized US Airways Group (the RSA Investment Agreement) in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of the Effective Date, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s Board of Directors. See Note 4 for further information related to RSA’s investment.

ATSB Loan

As part of its restructuring efforts, US Airways received approval for a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety And System Stabilization Act (Stabilization Act) from the Stabilization Board in connection with a proposed $1 billion loan financing (the ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date and consists of a $1 billion term loan facility to US Airways, $900 million of which is guaranteed by the Stabilization Board. The ATSB Loan is also guaranteed by each of the Company’s domestic subsidiaries (other than reorganized US Airways). The ATSB Loan is secured by first priority liens on substantially all of the unencumbered present and future assets of the reorganized Filing Entities (including certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan bears interest (a) if funded through a participating lender’s commercial paper conduit program, at a rate of interest equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan bears interest at LIBOR plus 4.0%. In addition, US Airways is to be charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board’s guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, the Stabilization Board received 7,635,000 warrants that enable it to purchase shares of Reorganized US Airways Group’s Class A Common Stock at $7.42 per share. See Note 4 for further information related to the Stabilization Board’s equity distribution.

The maturity date of the ATSB Loan is October 1, 2009. In addition, the ATSB Loan requires semi-annual amortization payments commencing in October 2006, each such amortization payment to be in the amount of $125 million, with a final scheduled principal payment of $250 million due on the maturity date of the ATSB Loan.

The ATSB Loan is subject to acceleration upon the occurrence of an event of default, after expiration of applicable notice and/or cure periods, under the ATSB Loan. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the value of the collateral pledged in respect of the ATSB Loan decreasing below specified coverage levels.

The definitive documentation relating to the ATSB Loan contains covenants that require the Company to satisfy ongoing financial requirements, including debt ratio, fixed charge coverage and liquidity. The ATSB Loan contains covenants that also limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 restructuring.

Fleet Restructuring

Under the Confirmation Order, the Filing Entities are authorized to reject or abandon certain aircraft after the Effective Date as long as each such aircraft was subject to a Section 1110 Agreement (defined below). Section 1110 of the Bankruptcy Code provides, in relevant part, that unless the Filing Entities, within 60 days after the Petition Date, agreed to perform all of the obligations (Section 1110 Agreement) under the lease, security agreement or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Filing Entities’ insolvency or other financial condition of the Filing Entities) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code or by any power of the Bankruptcy Court. Consequently, certain aircraft remain subject to Section 1110 Agreements that have been extended until May 31, 2003 or later. Prior to the Effective Date, the Company reached agreements covering substantially all of the aircraft subject to restructuring agreements that the terms of the restructured agreements would become effective on the Effective Date. With respect to aircraft for which restructuring documentation has not been completed, the Company continues to negotiate with the relevant lessors and mortgagees to complete final documentation. The Company believes that it will complete definitive documentation with regard to the renegotiation of the obligations subject to Section 1110 Agreements. In the event that the Company fails to renegotiate such obligations, such failure would result in the loss of use of the aircraft subject to such obligations, which could have a material adverse impact on the Company’s fleet operations.

Claims Resolution

Pursuant to the bankruptcy process, the Company’s claims agent received approximately 4,500 timely-filed proofs of claims totaling approximately $61 billion in the aggregate, exclusive of approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $225 million in the aggregate. Under the Confirmation Order, the Bankruptcy Court established May 15, 2003 as the deadline for filing administrative claims other than those related to personal injury or wrongful death claims, the filing deadline for which was established as September 27, 2003. As is typical in reorganization cases, there are significant differences between amounts scheduled by the Filing Entities and claims filed by creditors; these differences are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Filing Entities’ estimate of ultimate liability. The Filing Entities believe that many of these claims are duplicative, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. As of March 27, 2003, the Filing Entities have filed objections totaling approximately $52 billion. The Plan of Reorganization provides for a disputed claims resolution process. In light of the number of claims asserted against the Filing Entities, the claims resolution process is ongoing and may take considerable time to complete. A number of significant claims, including aircraft deficiency claims and the PBGC claim remain to be resolved. Accordingly, the ultimate number and amount of allowed claims, and ultimate distributions of new equity in Reorganized US Airways Group on account thereof, is not presently known. See Note 4 for more information related to the Company’s issuance of equity to unsecured creditors.

Pittsburgh Leases

Under certain provisions in the Plan of Reorganization and the Confirmation Order, prior to the Effective Date, the Company designated for rejection (with an effective date of rejection of January 5, 2004) certain agreements (Allegheny Contracts) with the Allegheny County Airport Authority (Allegheny). Subsequent to the Effective Date, Allegheny filed a letter with the Bankruptcy Court contesting the Company’s ability to reject the Allegheny Contracts. While the Company believes that its rejection of the Allegheny Contracts was entirely appropriate, and is expressly authorized, under the provisions of both the Plan of Reorganization and the Confirmation Order, there can be no guarantee that this dispute, if litigated in the Bankruptcy Court or other appropriate forum, would be resolved in favor of the Company. Allegheny has filed a proof of claim with the Bankruptcy Court against certain subsidiaries of the Company in connection with the rejection of certain agreements. The Company and Allegheny have begun discussions regarding the Allegheny Contracts.

2. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group and its wholly-owned subsidiaries. These interim period statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with current year presentation.

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

In accordance with SOP 90-7, the Company adopted fresh-start reporting on the Effective Date. References in the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements to “Predecessor Company” refer to the Company prior to March 31, 2003. References to “Successor Company” refer to the Company on and after March 31, 2003, after giving effect to the cancellation of existing common stock and the issuance of new securities in accordance with the Plan, and application of fresh-start reporting. See Note 3 for information related to fresh-start reporting.

SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through the Effective Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of December 31, 2002 distinguishes pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flow.

3. Fresh-start Reporting

In connection with its emergence from bankruptcy on March 31, 2003, US Airways Group adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Condensed Consolidated Balance Sheet. Estimates of fair value represent the Company’s best estimate based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry trends and by reference to market rates and transactions. The Company’s equity value of $438 million was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and the Company considered several matters, including the following: (i) certain recent financial information of the Company; (ii) certain financial projections prepared by the Company in connection with the ATSB Loan and RSA Investment Agreement including the underlying assumptions; (iii) the equity transactions encompassed by the RSA Investment Agreement; (iv) a discounted cash flow analysis prepared on a going concern basis; (v) current and historical market values of publicly traded companies that are in businesses reasonably comparable to the Company and (vi) certain additional economic and industry conditions. The Company is currently in the process of having certain assets appraised. Changes in the fair values of these assets from the current estimated values as well as changes in other assumptions could significantly impact the reported value of Goodwill. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

As a result of the adoption of fresh-start reporting, the Company’s post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity. The effects of the Plan of Reorganization and fresh-start reporting on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2003 are as follows (in millions):

ASSETS	Predecessor Company	Debt Discharge (a)	Emergence Financings (b)	Fresh-start Adjustments (c)	Successor Company
Current Assets
Cash and cash equivalents	$328	$(431)	$1,303	$—	$1,200
Short-term investments	68	—	—	—	68
Other current assets	796	—	—	—	796

Total Current Assets	1,192	(431)	1,303	—	2,064
Property and Equipment, net	3,142	—	—	86	3,228
Other Assets
Goodwill	531	—	—	1,882	2,413
Other intangibles, net	237	—	—	320	557
Restricted cash	383	—	—	—	383
Other assets, net	55	—	—	(19)	36

Total Other Assets	1,206	—	—	2,183	3,389

	$5,540	$(431)	$1,303	$2,269	$8,681

	Predecessor Company	Debt Discharge (a)	Emergence Financings (b)	Fresh-start Adjustments (c)	Successor Company
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$368	$(298)	$—	$—	$70
Accounts payable	252	203	—	—	455
Traffic balances payable and unused tickets	923	—	—	—	923
Accrued aircraft rent	82	—	—	—	82
Accrued salaries, wages and vacation	243	—	—	—	243
Other accrued expenses	425	89	—	(33)	481

Total Current Liabilities	2,293	(6)	—	(33)	2,254
Noncurrent Liabilities and Deferred Credits
Long-term debt, net of current maturities	99	1,809	1,040	—	2,948
Accrued aircraft rent	—	128	—	(128)	—
Deferred gains and credits, net	—	359	—	128	487
Postretirement benefits other than pensions	1,472	—	—	118	1,590
Employee benefit liabilities and other	860	141	—	84	1,085

Total Noncurrent Liabilities	2,431	2,437	1,040	202	6,110
Liabilities Subject to Compromise	6,854	(6,854)	—	—	—
Redeemable Preferred Stock
Class B Preferred Stock	—	—	48	—	48
Stockholders’ Deficit
Common stock	101	—	—	(101)	—
Class A Common Stock	—	5	44	—	49
Class B Common Stock	—	—	5	—	5
Paid-in capital	2,147	49	335	(2,147)	384
Accumulated deficit	(5,779)	3,938	—	1,841	—
Common stock held in treasury, at cost	(1,711)	—	—	1,711	—
Deferred compensation	—	—	(169)	—	(169)
Accumulated other comprehensive loss	(796)	—	—	796	—

Total Stockholders’ Equity (Deficit)	(6,038)	3,992	215	2,100	269

	$5,540	$(431)	$1,303	$2,269	$8,681

(a)	Reflects the discharge or reclassification of estimated liabilities subject to compromise. Most of these obligations are only entitled to receive such distributions of cash and common stock as provided under the Plan of Reorganization. A portion of the estimated liabilities subject to compromise was restructured and will continue, as restructured, to be liabilities of the Successor Company. Also reflects repayment of the RSA and GE DIP Facilities.

(b)	Reflects the $240 million RSA Investment, proceeds from the $1 billion ATSB Loan and proceeds of $63 million from the GE liquidity facility. Also reflects the issuance of Class A Common Stock and Class A-1 Warrants to certain of the Company’s labor groups and ATSB Loan participants, respectively.

(c)	To record $1.11 billion of adjustments to reflect assets and liabilities at fair value (including a $1.13 billion liability increase related to the revaluation of the Company’s remaining defined benefit pension plans and postretirement benefit plans and a $360 million write-up of gates, slots and routes) and the write-off of the predecessor Company’s equity accounts. In addition, goodwill of $2.41 billion was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets.

4. Equity Structure of the Reorganized US Airways Group

US Airways Group’s Plan of Reorganization became effective on March 31, 2003, at which time the then-outstanding equity securities of the Predecessor Company were cancelled. In accordance with the Plan of Reorganization, the Successor Company adopted the equity structure in the table below upon emergence. The equity values were determined with the assistance of financial advisors. See Note 3 for more information.

	Par Value	Authorized Shares	Issued	Fair value per unit	Stockholders’ Equity (millions)	Redeemable Preferred Stock (millions)
Class A Common Stock	$1.00	200,000,000	48,650,000	$7.344	$357	$—
Class B Common Stock	$1.00	5,000,000	5,000,000	$7.344	37	—
Class A Preferred Stock	$0.0001	25,000,000	16,729,430	$—	—	—
Class B Preferred Stock	$1,000	250,000	75,000	$640	—	48
Class C Preferred Stock	$1.00	10	10	$—	—	—
Preferred Stock	$0.01	24,749,990	—	$—	—	—
Class A-1 Warrants	$—	25,000,000	16,729,430	$2.61	44	—

					$438	$48

In exchange for its $240 million investment, RSA received 20,652,593 shares of Class A Common Stock, 5,000,000 shares of Class B Common Stock, 75,000 shares of Class B Preferred Stock (see below), 1,380,570 Class A-1 warrants and 1,380,570 shares of Class A Preferred Stock. The fair values reflected on the March 31, 2003 Condensed Consolidated Balance Sheet related to RSA’s equity securities were as follows: $152 million for the Class A Common Stock, $37 million for the Class B Common Stock, $48 million for the Class B Preferred Stock and $4 million for the Class A-1 Warrants.

The Class B Preferred Stock issued to RSA is subject to mandatory redemption on its maturity date, March 31, 2011. Upon its maturity, the Company will be required to redeem each share for $1,000, or $75 million in aggregate, plus accrued and unpaid dividends. Class B Preferred Stock holders are entitled to cumulative quarterly dividends at a rate of 8% per annum paid in cash by the Company. After March 31, 2006, the Company may redeem for cash each Class B share at a redemption price initially equal to $1,025 declining ratably to par value through March 31, 2010, plus accrued and unpaid dividends.

Holders of Class A Common Stock, Class A Preferred Stock and Class B Preferred Stock are entitled to cast one vote per share on all matters voted on by stockholders. Holders of Class B Common Stock are entitled to cast twenty votes per share on all matters voted on by stockholders. The Air Line Pilots Association, International, the International Association of Machinists and Aerospace Workers, the Association of Flight Attendants, the Communication Workers Association of America and the Transport Workers Union of America hold the Class C Preferred Stock and are entitled to designate and vote to elect four directors to the Company’s Board of Directors.

Holders of Class B Common Stock have the right to convert shares of Class B Common Stock into the same number of shares of Class A Common Stock at any time.

Each Class A-1 Warrant is exercisable into one share of Class A Common Stock upon tender of the warrant, a share of Class A Preferred Stock and payment of an exercise price of $7.42 per share of Class A Common Stock. The exercise price may be paid in cash, by delivery of Class B Preferred Stock valued at its redemption value, by certain cashless net exercise provisions or a combination of the foregoing. The terms of the Class A-1 Warrants provide for customary anti-

dilution protection, which adjusts the exercise price and number of exercise shares upon certain events that may have a dilutive effect on the Class A-1 Warrants, such as stock splits, securities issuances or mergers. The voting power of the Class A Preferred Stock is also subject to adjustment upon any such anti-dilution adjustment so that the aggregate voting power of the Class A Preferred Stock is equal to the aggregate number of shares of Class A Common Stock into which such Class A-1 Warrants are exercisable.

The other equity securities allocated to the Company’s creditors, debtors and employees in connection with the Company’s emergence from bankruptcy are 27,997,407 shares of Class A Common Stock to be issued and 15,348,860 each of Class A-1 Warrants and shares of Class A Preferred Stock (12,300,830 issued and 3,048,030 to be issued). The fair values reflected on the Condensed Consolidated Balance Sheet as of March 31, 2003, related to these equity securities were: $206 million for the Class A Common Stock and $40 million for the Class A-1 Warrants.

Class A Common Stock to be issued to employees pursuant to collective bargaining agreements of 23,028,687 shares were valued at $169 million in the aggregate and were included as deferred compensation as a reduction to Stockholders’ Equity (Deficit). The Company issued 8,483,330 Class A-1 Warrants and 8,483,330 shares of Class A Preferred Stock to participants in the ATSB Loan. These Class A-1 warrants were valued at $22 million and are reflected as a discount to the carrying value of the $1 billion loan on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2003.

3,750,000 shares of Class A Common Stock and 2,220,570 Class A-1 Warrants will be allocated to the Company’s management and are not defined as “issued” in the above table.

5. Reorganization Items, Net

Reorganization items, net for the Predecessor Company represents amounts recognized and incurred as a direct result of the Company’s Chapter 11 filing and emergence and are presented separately in the Company’s Condensed Consolidated Statement of Operations. Such items consist of the following (dollars in millions):

	Three Months Ended March 31, 2003
Discharge of liabilities	$3,938	(a)
Restructured aircraft financings	967	(b)
Termination of pension plans, net	387	(c)
Damage and deficiency claims	(2,167)	(d)
Revaluation of assets and liabilities	(1,107)	(a)
Professional fees	(51)
Other	(50)

	$1,917

(a)	See Note 3 “Fresh-start Reporting” above.
(b)	The Company restructured aircraft debt and lease agreements related to 200 aircraft in connection with its Chapter 11 reorganization including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.
(c)	Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which is partially offset by the Company’s estimate of the PBGC claim. See Part II, Item 1 “Legal Proceedings” for more information.
(d)	Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

6. Earnings (Loss) per Common Share

Basic Earnings (Loss) per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):

	Predecessor Company
	Three Months Ended March 31,
	2003	2002
Earnings (loss) applicable to common stockholders before cumulative effect of accounting change	$1,635	$(286)

Common shares:
Weighted average common shares outstanding (basic)	68.1	67.8
Incremental shares related to outstanding stock options	—	—

Weighted average common shares outstanding (diluted)	68.1	67.8

EPS before accounting change – Basic	$24.02	$(4.22)
EPS before accounting change – Diluted	$24.02	$(4.22)

Note: EPS amounts may not recalculate due to rounding.

For the three months ended March 31, 2002, incremental shares of 0.1 million from the assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 19.0 million and 13.0 million stock options for the three months ended March 31, 2003 and 2002, respectively, are not included in the computation of diluted EPS because the option exercise price was greater than the average market price of common stock for the period.

The earnings per share calculations are based on common shares outstanding prior to the Company’s emergence from Chapter 11 on March 31, 2003. Upon emergence, these shares were cancelled. See Note 4 for more information on the Successor Company’s equity structure.

7. Income Taxes

The Company recorded no income tax expense for first quarter 2003 and continues to record a full valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act), the Company recognized an income tax credit in 2002 equal to the Company’s carryback potential. The tax credit recorded in the first quarter of 2002 included $74 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. The remainder of the tax credit recorded in the first quarter of 2002 was based on the then estimated annual effective tax rate for 2002 of 17% exclusive of benefit related to 2001.

8. Long-Term Debt, Including Capital Lease Obligations

Details of long-term debt of the Successor Company are as follows (in millions):

March 31,
2003
Senior Debt:
ATSB Loan, Installments due 2006 to 2009	$1,000
Equipment Financing Agreements, Installments due 2003 to 2022	1,540
Engine Manufacturer Credit Facility, Installments due 2004 to 2012	388
Engine Manufacturer Liquidity Facility, Installments due 2010 to 2012	63

2,991
Capital Lease Obligations	52

Total	3,043
Less: Unamortized discount	(25)
Current Maturities	(70)

$2,948

Maturities of long-term debt and debt under capital leases as of March 31, 2003 are as follows (in millions):

Remaining in 2003	$27
2004	109
2005	141
2006	245
2007	374
Thereafter	2,147

$3,043

The ATSB Loan was funded in connection with the Company’s emergence from bankruptcy on March 31, 2003. The ATSB Loan consists of a $1 billion term loan facility to US Airways, $900 million of which is guaranteed by the Stabilization Board. Refer to Note 1 above for more information regarding the ATSB Loan.

As of March 31, 2003, the weighted average interest rate is 8.1% for the Equipment Financing Agreements.

In November 2001, the Company obtained a $404 million Credit Facility from General Electric (GE Credit Facility) secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, the terms of this credit facility were renegotiated so that borrowings bear interest rates of LIBOR plus 3.5% and the term of the facility is extended from 2006 to 2012.

General Electric (GE) is the Company’s largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 114 of the Company’s aircraft. It also maintains the engines on the Company’s B737-family aircraft, the A320-family aircraft and the B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a global settlement with GE that resolves substantially all aircraft, aircraft engine and loan-related issues. In exchange for warrants to purchase 3,817,500 shares of Class A Common Stock at $7.42 per share in Reorganized US Airways Group, GE i) modified the terms of certain agreements to meet the cost savings requirements of the business plan published in the Disclosure Statement, ii) provided an exit liquidity facility of up to $360 million that refinanced obligations under the debtor-in-possession facility and provided additional liquidity, iii) will provide $350 million of lease equity for the financing of regional jets and iv) extended the term of the GE Credit Facility

(see above). GE subsequently agreed to provide committed financing for up to 70 regional jets utilizing lease equity and/or mortgage debt (inclusive of the lease equity noted above).

Every obligation of the Company to GE is generally cross-defaulted to all GE obligations including the GE Credit Facility and is cross-collateralized to the collateral securing the GE Credit Facility.

Interest rates on $1.45 billion principal amount of long-term debt as of March 31, 2003 are subject to adjustment to reflect changes in LIBOR rates.

9. Commitments to Purchase Flight Equipment

As of March 31, 2003, US Airways Group had 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009 and 35 purchase right aircraft which may be converted to firm order aircraft. In addition, US Airways Group had ten A330-300 aircraft on firm order scheduled for delivery in the years 2007 through 2009, and options for ten additional aircraft. As of March 31, 2003, the minimum determinable payments associated with these acquisition agreements for firm-order Airbus aircraft (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated to be $2 million in 2004, $32 million in 2005, $27 million in 2006 and $27 million in 2007. These amounts do not reflect the agreements reached in May 2003 between the Company and Empresa Brasileira de Aeronautica S.A. (Embraer) and Bombardier, Inc. (Bombardier) related to the purchase of regional jets. See Note 14 for further discussion related to these regional jet purchases.

10. Leases

As of March 31, 2003, obligations under capital and noncancelable operating leases for future minimum lease payments for the Successor Company are as follows (in millions):

	Capital Leases	Operating Leases
Remaining in 2003	$5	$514
2004	5	722
2005	5	703
2006	5	621
2007	5	536
Thereafter	114	3,744

Total minimum lease payments	139	6,840
Less sublease rental receipts	—	(15)

Total minimum operating lease payments		$6,825

Less amount representing interest	(87)

Present value of future minimum capital lease payments	52
Less current obligations under capital leases	(1)

Long-term obligations under capital leases	$51

The Company’s airline subsidiaries also lease certain owned flight equipment to third parties under noncancelable operating leases which expire in the years 2003 through 2006. The future minimum rental receipts associated with these leases are: $5 million—remaining in 2003; $8 million—2004; $7 million—2005 and $1 million—2006.

11. Stock-based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for awards of stock-based compensation granted to employees. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value-based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” had been applied to all outstanding and unvested awards in each period presented (in millions, except per share data).

	Predecessor Company
	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$1,635	$(269)
Stock-based compensation expense determined under the fair value-based method	(1)	(5)

Net income (loss), pro forma	$1,634	$(274)

Earnings (loss) per share:
Basic/Diluted, as reported	$24.02	$(3.97)
Basic/Diluted, pro forma	$24.00	$(4.04)

Upon emergence from bankruptcy, all then-outstanding awards of the Predecessor Company were cancelled. The Plan of Reorganization provides for new stock awards to the Company’s employees covered by collective bargaining agreements and to the Company’s management. See Note 4 for more information on the Successor Company’s equity structure.

12. Comprehensive Income (Loss)

Comprehensive income (loss) was $2.51 billion and $(229) million for the quarters ended March 31, 2003 and 2002, respectively. Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholders’ equity. Other comprehensive income includes changes in the fair value of the Company’s available-for-sale securities, certain changes in the fair value of certain derivative financial instruments and adjustments for minimum pension liabilities.

13. Operating Segments and Related Disclosures

The Company has two reportable operating segments: US Airways and US Airways Express. The US Airways segment includes the operations of US Airways (excluding US Airways’ former wholly-owned subsidiary). The US Airways Express segment includes the operations of the Company’s wholly-owned regional airlines and from marketing agreements with certain non-owned US Airways Express air carriers. All Other (as presented in the table below) reflects the activity of subsidiaries other than those included in the Company’s two reportable operating segments. Financial information for each reportable operating segment is set forth below (in millions):

	Predecessor Company
	Three Months Ended March 31,
	2003	2002
Operating Revenues:
US Airways external	$1,257	$1,448
US Airways intersegment	13	15
US Airways Express external	250	242
US Airways Express intersegment	15	17
All Other	27	19
Intersegment elimination	(28)	(32)

	$1,534	$1,709

Income (Loss) Before Income Taxes, Cumulative Effect of Accounting Change and Reorganization items, net:
US Airways	$(266)	$(409)
US Airways Express	(14)	(28)
All Other	(2)	2

	$(282)	$(435)

14. Subsequent Events

In April 2003, a supplemental appropriations bill which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses was signed into law. The bill includes the following key provisions: (1) $2.3 billion of the appropriation is for grants to be made by the Transportation Security Administration (TSA) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees (these amounts will be distributed not later than 30 days after the date of enactment of the legislation); (2) the TSA will not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003; (3) $100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft; (4) aviation war risk insurance provided by the federal government is extended until August 2004; and (5) certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees.

The Company estimates that the amount of reimbursement it will receive under the legislation will be in the range of approximately $190 million to $220 million.

In May 2003, US Airways Group entered into agreements to purchase a total of 170 regional jets from Bombardier and Embraer. The first aircraft delivery is scheduled for October 2003. The order equally splits between the two regional jet manufacturers a combination of 170 firm orders and 380 options to purchase regional jets. US Airways Group has obtained financing commitments for a majority of the firm-order aircraft subject to certain credit standards or financial tests.

Under the Bombardier agreement, US Airways Group has firm orders for 60 CRJ Series 200, 50-seat single-class aircraft and 25 CRJ Series 700, 75-seat dual-class aircraft. The first CRJ Series 200 aircraft is scheduled to be delivered in October 2003. All firm-order CRJ aircraft will be delivered by April 2005.

US Airways Group also has placed firm orders for 85 Embraer ERJ-170, 70-seat, dual-class aircraft, with the first delivery scheduled for November 2003. US Airways has the option to convert the ERJ-170s to ERJ-175s with 76 seats. All ERJ-170 deliveries are to be received by September 2006.

The minimum determinable payments associated with these acquisition agreements for firm-order regional jets (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) is estimated to be $3.85 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.’s (US Airways Group or the Company) Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 2002. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

Certain of the information contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of its financing facilities; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to fund and execute its business plan; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing availability and costs; aviation fuel costs; security-related costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand (particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of the Iraqi war; other acts of war or terrorism; the commencement of public trading and market acceptance of the Company’s new common stock; and other risks and uncertainties listed from time to time in the Company’s reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

Chapter 11 Reorganization

On August 11, 2002 (Petition Date), the Company and its seven domestic subsidiaries (collectively, the Filing Entities), which account for substantially all of the operations of the Company, including its principal operating subsidiary, US Airways, Inc.  (US Airways), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy

Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases were jointly administered under the caption “In re US Airways Group, Inc., et al., Case No. 02-83984-SSM.” During the pendency of the Chapter 11 cases, the Filing Entities continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Filing Entities emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (Plan of Reorganization), which (i) was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 (Confirmation Order) and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003 (Effective Date). In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” (SOP 90-7) the Company adopted fresh-start reporting on the Effective Date.

The Plan of Reorganization constituted a separate plan of reorganization for each of the Filing Entities. In accordance with the Bankruptcy Code, the Plan of Reorganization divided claims against, and interests in, each of the Filing Entities into classes (Classes of Claims and Interests) according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the Air Transportation Stabilization Board (Stabilization Board), the Retirement Systems of Alabama Holdings LLC (RSA), the Company’s management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the Pension Benefit Guarantee Corporation (PBGC), in satisfaction of their allowed claims. The distribution to unsecured creditors is estimated to have a value of between 1.2 percent to 1.8 percent of total allowed unsecured claims. Persons holding equity in the Company prior to the Effective Date were not entitled to any distribution under the Plan of Reorganization and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the Plan of Reorganization, investors should refer to the Plan of Reorganization and the disclosure statement approved by the Bankruptcy Court on January 17, 2003 and filed with US Airways Group’s Current Report on Form 8-K, dated January 31, 2003 and filed with the SEC on February 4, 2003 (Disclosure Statement).

        RSA Investment

Pursuant to a definitive agreement, on the Effective Date, RSA invested $240 million in cash in Reorganized US Airways Group (the RSA Investment Agreement) in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of the Effective Date, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s Board of Directors.

        ATSB Loan

As part of its restructuring efforts, US Airways received approval for a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety And System Stabilization Act (Stabilization Act) from the Stabilization Board in connection with a proposed $1 billion loan financing (the ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date and consists of a $1 billion term loan facility to US Airways, $900 million of which is guaranteed by the Stabilization Board. The ATSB Loan is also guaranteed by each of the Company’s domestic subsidiaries (other than reorganized US Airways). The ATSB Loan is secured by first priority liens on substantially all of the unencumbered present and future assets of the reorganized Filing Entities (including certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan bears interest (a) if funded through a participating lender’s commercial paper conduit program, at a rate of interest equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan bears interest at LIBOR plus 4.0%. In addition, US Airways is to be charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board’s guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, the Stabilization Board received 7,635,000 warrants that enable it to purchase shares of Reorganized US Airways Group’s Class A Common Stock at $7.42 per share.

The maturity date of the ATSB Loan is October 1, 2009. In addition, the ATSB Loan requires semi-annual amortization payments commencing in October 2006, each such amortization payment to be in the amount of $125 million, with a final scheduled principal payment of $250 million due on the maturity date of the ATSB Loan.

The ATSB Loan is subject to acceleration upon the occurrence of an event of default, after expiration of applicable notice and/or cure periods, under the ATSB Loan. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the value of the collateral pledged in respect of the ATSB Loan decreasing below specified coverage levels.

The definitive documentation relating to the ATSB Loan contains covenants that require the Company to satisfy ongoing financial requirements, including debt ratio, fixed charge coverage and liquidity. The ATSB Loan contains covenants that also limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 restructuring.

Fleet Restructuring

Under the Confirmation Order, the Filing Entities are authorized to reject or abandon certain aircraft after the Effective Date as long as each such aircraft was subject to a Section 1110 Agreement (defined below). Section 1110 of the Bankruptcy Code provides, in relevant part, that unless the Filing Entities, within 60 days after the Petition Date, agreed to perform all of the obligations (Section 1110 Agreement) under the lease, security agreement or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Filing Entities’ insolvency or other financial condition of the Filing Entities) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code or by any power of the Bankruptcy Court. Consequently, certain aircraft remain subject to Section 1110 Agreements that have been extended until May 31, 2003 or later. Prior to the Effective Date, the Company reached agreements covering substantially all of the aircraft subject to restructuring agreements that the terms of the restructured agreements would become effective on the Effective Date. With respect to aircraft for which restructuring documentation has not been completed, the

Company continues to negotiate with the relevant lessors and mortgagees to complete final documentation. The Company believes that it will complete definitive documentation with regard to the renegotiation of the obligations subject to Section 1110 Agreements. In the event that the Company fails to renegotiate such obligations, such failure would result in the loss of use of the aircraft subject to such obligations, which could have a material adverse impact on the Company’s fleet operations.

Claims Resolution

Pursuant to the bankruptcy process, the Company’s claims agent received approximately 4,500 timely-filed proofs of claims totaling approximately $61 billion in the aggregate, exclusive of approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $225 million in the aggregate. Under the Confirmation Order, the Bankruptcy Court established May 15, 2003 as the deadline for filing administrative claims other than those related to personal injury or wrongful death claims, the filing deadline for which was established as September 27, 2003. As is typical in reorganization cases, there are significant differences between amounts scheduled by the Filing Entities and claims filed by creditors; these differences are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Filing Entities’ estimate of ultimate liability. The Filing Entities believe that many of these claims are duplicative, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. As of March 27, 2003, the Filing Entities have filed objections totaling approximately $52 billion. The Plan of Reorganization provides for a disputed claims resolution process. In light of the number of claims asserted against the Filing Entities, the claims resolution process is ongoing and may take considerable time to complete. A number of significant claims, including aircraft deficiency claims and the PBGC claim remain to be resolved. Accordingly, the ultimate number and amount of allowed claims, and ultimate distributions of new equity in Reorganized US Airways Group on account thereof, is not presently known.

Pittsburgh Leases

Under certain provisions in the Plan of Reorganization and the Confirmation Order, prior to the Effective Date, the Company designated for rejection (with an effective date of rejection of January 5, 2004) certain agreements (Allegheny Contracts) with the Allegheny County Airport Authority (Allegheny). Subsequent to the Effective Date, Allegheny filed a letter with the Bankruptcy Court contesting the Company’s ability to reject the Allegheny Contracts. While the Company believes that its rejection of the Allegheny Contracts was entirely appropriate, and is expressly authorized, under the provisions of both the Plan of Reorganization and the Confirmation Order, there can be no guarantee that this dispute, if litigated in the Bankruptcy Court or other appropriate forum, would be resolved in favor of the Company. Allegheny has filed a proof of claim with the Bankruptcy Court against certain subsidiaries of the Company in connection with the rejection of certain agreements. The Company and Allegheny have begun discussions regarding the Allegheny Contracts.

Financial Overview

For the first quarter of 2003, the Company’s operating revenues were $1.53 billion, operating loss was $207 million, income before cumulative effect of accounting change was $1.63 billion and diluted earnings per common share before cumulative effect of accounting change was $24.02. For the comparative period in 2002, operating revenues were $1.71 billion, operating loss was $370 million, loss before cumulative effect of accounting change was $286 million and diluted loss per common share before cumulative effect of accounting change was $4.22. The Company’s results for the first quarter of 2003 were significantly impacted by the Company’s emergence from Chapter 11 (see discussion on unusual items in “Results of Operations” below).

The Company continues to face a weak revenue environment. Lower demand and continued low passenger fares significantly impacted first quarter 2003 results. The continued low passenger fares resulted from declines in business traffic (which has higher yields than leisure traffic) which began early in 2001 and were exacerbated by the events of September 11th and more recently, the Iraqi war. The airline industry has engaged in heavy price discounting to stimulate the industry-wide soft demand related to the sluggish economic conditions, the Iraqi war and the threat of further terrorist attacks. In addition, competition from low-fare carriers has intensified. While the Company has taken aggressive actions to reduce its costs in connection with its restructuring, first quarter 2003 results were adversely impacted by unusually severe winter weather and relatively high jet fuel prices in addition to the continued low passenger fares.

Results of Operations

The following section pertains to activity included in the Company’s Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1 of this report) and in “Selected US Airways Operating and Financial Statistics” below. Except where noted, operating statistics referred to below are for scheduled service only.

Three Months Ended March 31, 2003

Compared with the

Three Months Ended March 31, 2002

Operating Revenues—Passenger transportation revenues decreased $202 million or 14.1%. Passenger transportation revenues for US Airways decreased $190 million due to a 14.1% decrease in RPMs and a 0.6% decrease in yield. Passenger transportation revenues related to the wholly-owned regional airlines decreased $12 million reflecting a decrease in RPMs of 10.5% partially offset by a 1.1% increase in yield. The decrease in RPMs is primarily due to a reduction in demand which led to the schedule reductions that were initiated following the Company’s bankruptcy filing in 2002. Cargo and freight revenues increased 6.1% primarily due to higher freight revenues as a result of improvements in both yield and volume. Other operating revenues increased 10.4% principally due to revenues generated from sales of capacity (available seat miles or ASMs) on regional jet affiliates and increased third party fuel sales partially offset by lower ticket change and cancellation fees as a result of the Company’s flexible cancellation policy implemented prior to the Iraqi war. The regional jet affiliates operated an average of 73 regional jets during the first quarter of 2003 versus 69 regional jets during the first quarter of 2002. The increased revenues resulting from sales of capacity on the regional jet affiliates are offset by increased expenses recognized in the Other operating expenses category related to purchases of the capacity (see below).

Operating Expenses—Operating expenses were lower by 16.3% on a capacity decrease of 13.0% at US Airways. Personnel costs decreased 29.6% due to lower headcount levels, wage rates and employee pension and benefit expenses. Aviation fuel increased 18.3% due to higher average fuel prices partially offset by schedule-driven decreases in consumption. Aircraft rent decreased 19.3% due to the reduction in the number of leased aircraft that were operated. Selling expenses decreased 36.8% due to sales volume driven decreases in credit card fees, computer reservation fees and commissions as well as a decline in commission rates. Commission rates decreased due to the elimination of the base domestic commissions in March 2002 and increases in internet bookings which are less costly to the Company. Aircraft maintenance decreased 9.3% reflecting the retirement of aircraft partially offset by higher costs associated with third-party engine repair services. Depreciation and amortization decreased 14.1% due to aircraft retirements and prior year aircraft impairment charges. Other operating expenses decreased 2.2% due to decreases in insurance expenses and schedule-related expenses including passenger food expenses and crew travel expenses. These decreases were partially offset by increased expenses related to purchases of capacity (ASMs) on regional jet affiliates and higher expenses related to third party fuel sales.

Other Income (Expense)—Interest income decreased due to lower average investment balances and return rates quarter-over-quarter. Interest expense decreased as a result of the discontinuance of recording interest expense on debt classified as Liabilities Subject to Compromise. Refer to “Unusual Items” below for information on Reorganization items, net.

Provision (Credit) for Income Taxes—The Company recorded no income tax expense for first quarter 2003 and continues to record a full valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Act), the Company recognized an income tax credit in 2002 equal to the Company’s carryback potential. The tax credit recorded in the first quarter of 2002 included $74 million related to 2001 losses realizable due to the enactment of the Act and recorded in the period of enactment. The remainder of the tax credit recorded in the first quarter of 2002 was based on the then estimated annual effective tax rate for 2002 of 17% exclusive of benefit related to 2001.

Cumulative Effect of Accounting Change—Effective January 1, 2002, PSA Airlines, Inc. (PSA), a wholly-owned subsidiary of the Company, changed its method of accounting for engine maintenance from accruing on the basis of hours flown to expensing as incurred. In connection with the change, PSA recognized a $17 million credit representing the cumulative effect of the accounting change.

Description of Unusual Items

Reorganization Items, Net—Reorganization items, net for the Predecessor Company represents amounts recognized and incurred as a direct result of the Company’s Chapter 11 filing and emergence and are presented separately in the Company’s Condensed Consolidated Statement of Operations. Such items consist of the following (dollars in millions):

	Three Months Ended March 31, 2003
Discharge of liabilities	$3,938	(a)
Restructured aircraft financings	967	(b)
Termination of pension plans, net	387	(c)
Damage and deficiency claims	(2,167	)(d)
Revaluation of assets and liabilities	(1,107	)(a)
Professional fees	(51)
Other	(50)

	$1,917

(a)	See Note 3 to the Condensed Consolidated Financial Statements.
(b)	The Company restructured aircraft debt and lease agreements related to 200 aircraft in connection with its Chapter 11 reorganization including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.
(c)	Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which is partially offset by the Company’s estimate of the PBGC claim. See Part II, Item 1 “Legal Proceedings” for more information.
(d)	Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

Selected US Airways Operating and Financial Statistics (1)

	Three Months Ended March 31,				Increase (Decrease)
	2003		2002
Revenue passengers (thousands)*	9,427		11,825		(20.3)%
RPMs (millions)* (2)	8,233		9,581		(14.1)%
ASMs (millions)* (3)	12,166		13,978		(13.0)%
Passenger load factor* (4)	67.7%		68.5%		(0.8	)pts.
Yield* (5)	13.56	¢	13.64	¢	(0.6)%
Passenger revenue per ASM* (6)	9.18	¢	9.35	¢	(1.8)%
Average stage length (miles)*	732		651		12.4%
Cost of aviation fuel per gallon (7)	94.66	¢	68.31	¢	38.6%
Cost of aviation fuel per gallon, excluding fuel taxes (8)	89.15	¢	62.67	¢	42.3%
Gallons of aviation fuel consumed (millions)	208		245		(15.1)%
Scheduled mileage completion factor*	98.2%		99.4%		(1.2	)pts.
Operating aircraft at period-end	285		310		(8.1)%
Full-time equivalent employees at period-end	27,397		33,859		(19.1)%

* Scheduled service only (excludes charter service).

(1)	Operating statistics include free frequent travelers and the related miles they flew.
(2)	Revenue Passenger Miles (RPMs) – revenue passengers multiplied by the number of miles they flew.
(3)	Available Seat Miles (ASMs) – seats available multiplied by the number of miles flown (a measure of capacity).
(4)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(5)	Passenger transportation revenue divided by RPMs.
(6)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(7)	Includes fuel taxes and transportation charges.
(8)	Includes transportation charges (excludes fuel taxes).

Capacity (as measured by ASMs) decreased 13.0% while RPMs decreased 14.1% resulting in a 67.7% passenger load factor, a 0.8 percentage point decrease. Both RPMs and ASMs were significantly affected by the schedule reductions initiated following the Company’s Chapter 11 filing. Full-time equivalent employees at period-end declined 19.1% reflecting the headcount reduction measures put in place in connection with the Company’s 2002 restructuring.

Liquidity and Capital Resources

As of March 31, 2003, the Company’s Cash and cash equivalents and Short-term investments totaled $1.27 billion compared to $634 million as of December 31, 2002.

Statement of Cash Flows Narrative

For the first three months of 2003, the Company’s operating activities used net cash of $192 million (as presented in the Company’s Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1 of this report) compared to operating activities which used net cash of $438 million for the first three months of 2002. Operating cash flows during the first quarter of 2003 were adversely affected by the same factors that adversely affected financial results during that period (see discussion in “Results of Operations” above). Included in first quarter 2002 cash flow from operating activities were payments of $188 million of ticket taxes related to 2001 for which remittance was deferred until January 2002 under the Stabilization Act.

For the first three months of 2003, investing activities included cash outflows of $8 million related to capital expenditures. Increase in short-term investments reflects the purchase of short-term investments. During the second quarter of 2002, the Company established trusts to fund certain obligations it withholds from employees and collects from passengers during the ordinary course of business. The net cash flows of the trust are reflected in Decrease (increase) in restricted cash on the Company’s Consolidated Statements of Cash Flows. The funds in the trust accounts, which totaled $220 million as of March 31, 2003, are classified as Restricted cash on the Company’s Consolidated Balance Sheets, including $158 million in current Restricted cash and $62 million in noncurrent Restricted cash. For the first three months of 2002, investing activities included cash outflows of $101 million related to capital expenditures. Capital expenditures included $90 million for new aircraft (including purchase deposits) with the balance related to rotables, ground equipment and miscellaneous assets. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus DC-9, B737-200 and MD-80 aircraft. Proceeds from disposition of property includes, among other things, proceeds related to the surplus aircraft and related parts delivered in the first quarter of 2002. The net cash provided by investing activities for the quarter ended March 31, 2002 was $93 million.

Net cash provided by financing activities during the first three months of 2003 was $986 million. US Airways received proceeds of $1 billion from the ATSB Loan. Additionally, the Company borrowed $69 million under a debtor-in-possession facility provided by RSA (RSA DIP Facility) and $62 million under a debtor-in-possession liquidity facility provided by General Electric (GE DIP Facility). The Company also borrowed $63 million under an exit liquidity facility provided by General Electric (GE) and $18 million on a credit facility provided by GE (see below). The Company also received proceeds of $240 million in connection with the RSA Investment Agreement. The Company used a portion of the above proceeds to repay $369 million that was outstanding under the RSA DIP Facility on the Effective Date. The Company also used a portion of the proceeds to repay the $62 million outstanding under the GE DIP Facility. The Company also made principal payments of debt of $35 million. During the first three months of 2002, net cash used by financing activities was $18 million. US Airways received proceeds of $38 million from the mortgage financing of one A321 aircraft. These proceeds were offset by the scheduled principal repayments of long-term debt in the amount of $56 million.

Financings During Chapter 11 and Post-Effective Date Financings

As part of its restructuring efforts, US Airways received approval for a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with the ATSB Loan. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date and consists of a $1 billion term loan facility to US Airways, $900 million of which is guaranteed by the Stabilization Board. The ATSB Loan is also guaranteed by each of the Company’s domestic subsidiaries (other than reorganized US Airways). The ATSB Loan is secured by first priority liens on substantially all of the unencumbered present and future assets of the reorganized Filing Entities (including certain previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan bears interest (a) if funded through a participating lender’s commercial paper conduit program, at a rate of interest equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan bears interest at LIBOR plus 4.0%. In addition, US Airways is to be charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board’s guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, the Stabilization Board received 7,635,000 warrants that enable it to purchase shares of Reorganized US Airways Group’s Class A Common Stock at $7.42 per share.

The maturity date of the ATSB Loan is October 1, 2009. In addition, the ATSB Loan requires semi-annual amortization payments commencing in October 2006, each such amortization payment to be in the amount of $125 million, with a final scheduled principal payment of $250 million due on the maturity date of the ATSB Loan.

The ATSB Loan is subject to acceleration upon the occurrence of an event of default, after expiration of applicable notice and/or cure periods, under the ATSB Loan. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the value of the collateral pledged in respect of the ATSB Loan decreasing below specified coverage levels.

The definitive documentation relating to the ATSB Loan contains covenants that require the Company to satisfy ongoing financial requirements, including debt ratio, fixed charge coverage and liquidity. The ATSB Loan contains covenants that also limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 restructuring.

Pursuant to a definitive agreement, on the Effective Date, RSA invested $240 million in cash in Reorganized US Airways Group in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of the Effective Date, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and entitled to designate and vote to elect eight of 15 seats to Reorganized US Airways Group’s Board of Directors.

In November 2001, US Airways obtained a $404 million credit facility from General Electric (GE Credit Facility). During the first quarter of 2003, the Company received proceeds of $18 million from the facility. The GE Credit Facility is secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, the terms of this credit facility were renegotiated so that borrowings bear interest rates of LIBOR plus 3.5% and the term of the facility is extended from 2006 to 2012.

GE is the Company’s largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 114 of the Company’s aircraft. It also maintains the engines on the Company’s B737-family aircraft, the A320-family aircraft and the B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a settlement with GE that resolves substantially all aircraft, aircraft engine and loan-related issues. In exchange for warrants to purchase 3,817,500 shares of Class A Common Stock at $7.42 per share in Reorganized US Airways Group, GE i) modified the terms of certain agreements to meet the cost savings requirements of the business plan published in the Disclosure Statement, ii) provided a DIP liquidity facility (secured by the same collateral as the GE Credit Facility), iii) provided an exit liquidity facility of up to $360 million that refinanced obligations under the GE DIP Facility and will provide additional liquidity, iv) will provide $350 million of lease equity for the financing of regional jets and v) extended the term of the GE Credit Facility (see above). GE subsequently agreed to provide committed financing for up to 70 regional jets utilizing lease equity and/or mortgage debt (inclusive of the lease equity noted above).

Every obligation of the Company to GE is generally cross-defaulted to all GE obligations including the GE Credit Facility and are cross-collateralized to the collateral securing the GE Credit Facility.

Other

The following table provides detail of the Company’s future cash contractual obligations as of March 31, 2003 (dollars in millions).

	Remaining 2003	2004	2005	2006	2007	Thereafter
Long-term debt and capital lease obligations (1)	$27	$109	$141	$245	$374	$2,147
Operating lease commitments (2)	514	722	703	621	536	3,744
Aircraft purchase commitments (3)	—	2	32	27	27	—
Regional jet capacity purchase agreements	260	304	285	285	285	1,041

Total	$801	$1,137	$1,161	$1,178	$1,222	$6,932

(1)	Excludes related interest amounts.
(2)	Includes aircraft obligations financed under enhanced equipment trust certificates.
(3)	Amounts do not reflect the agreements reached in May 2003 between US Airways Group and Empresa Brasileira de Aeronautica S.A. (Embraer) and Bombardier, Inc. (Bombardier) related to the purchase of regional jets.

The Company continues to be highly leveraged. Substantially all of its assets including aircraft and engines are subject to liens securing indebtedness. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. As noted in the Company’s Annual Report to the SEC on Form 10-K for the year ended December 31, 2002, the Company’s independent auditor’s report dated March 24, 2003 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. Upon the Company’s emergence from bankruptcy on March 31, 2003, the Company received funding from the ATSB Loan and the RSA Investment Agreement, as noted above. The Company believes its existing cash, cash equivalents and short-term investments provide sufficient liquidity to fund foreseeable working capital needs, capital expenditures and debt service requirements. However, in light of the ongoing weakness in the airline industry and the resulting uncertainty as to passenger demand, fares, fuel prices and aircraft acquisition financing, among other factors, there can be no assurances that the Company can achieve or sustain positive cash flow from operations.

The Company had substantial net operating loss (NOL) carryforwards at December 31, 2002, for U.S. federal income tax purposes. The Company experienced an “ownership change” (within the meaning of the U.S. Internal Revenue Code Section 382) on the Effective Date as a result of the issuance of equity to the claimholders and RSA pursuant to the Plan of Reorganization. As a result, the Company’s ability to use any pre-Effective Date NOLs, capital loss carryovers, and certain other tax attributes to offset its income in any post-Effective Date taxable year (and in the portion of the taxable year of the ownership change following the Effective Date) generally will be limited. Moreover, such Company’s tax attributes will be subject to further limitations if the Company experiences additional future ownership changes or if it does not continue its business enterprise for at least two years following the Effective Date. The Company does not have any meaningful pre-Effective Date NOLs or capital loss carryovers following the consummation of the reorganization transactions.

Because RSA holds a significant equity position in Reorganized US Airways Group, if RSA disposes of all or some significant amount of this position, it could cause Reorganized US Airways Group to undergo an ownership change. This would generally limit (or possibly eliminate) Reorganized US Airways Group’s ability to use post-Effective Date NOLs and other tax attributes.

In April 2003, a supplemental appropriations bill which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses was signed into law. The bill includes the following key provisions: (1) $2.3 billion of the appropriation is for grants to be made by the Transportation Security Administration (TSA) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees (these amounts will be distributed not later than 30 days after the date of enactment of the legislation); (2) the TSA will not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003; (3) $100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft; (4) aviation war risk insurance provided by the federal government is extended until August 2004; and (5) certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees. The Company estimates that the amount of reimbursement it will receive under the legislation will be in the range of approximately $190 million to $220 million.

US Airways utilizes third party service providers to process credit card transactions. If US Airways fails to meet certain financial or nonfinancial covenants, these providers can (i) require additional cash collateral or additional discretionary amounts upon the occurrence of certain events and (ii) under certain circumstances, terminate such credit card processing agreements. The termination of credit card processing agreements could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

The current agreement with National Processing Corporation (NPC), a division of National City Bank of Cleveland, for processing of domestic Visa and Mastercard transactions expires May 15, 2003. US Airways has reached an agreement with Bank of America, N.A. to commence the processing of these transactions upon the expiration of the current agreement with NPC. The new agreement expires in December 2008. US Airways will be required to post additional cash reserves with Bank of America in excess of the amount currently posted with NPC at the commencement of the agreement. This amount, currently estimated to be $25 million to $50 million, may be increased or decreased due to changes in unflown ticket liability, credit ratings, cash balances and other financial and non-financial measures.

On April 9, 2003, Standard and Poor’s (S&P) assigned a “B” corporate credit rating to US Airways Group and US Airways. Ratings on issues of US Airways that had not defaulted during the Chapter 11 proceedings were removed from CreditWatch. Credit ratings issued by agencies such as S&P and Moody’s Investor Service affect the Company’s ability to issue debt or equity securities and the effective rate at which such financings are undertaken.

In May 2003, US Airways Group entered into agreements to purchase a total of 170 regional jets from Bombardier and Embraer. The first aircraft delivery is scheduled for October 2003. The order equally splits between the two regional jet manufacturers a combination of 170 firm orders and 380 options to purchase regional jets. US Airways Group has obtained financing commitments for a majority of the firm-order aircraft subject to certain credit standards or financial tests.

Under the Bombardier agreement, US Airways Group has firm orders for 60 CRJ Series 200, 50-seat single-class aircraft and 25 CRJ Series 700, 75-seat dual-class aircraft. The first CRJ Series 200 aircraft is scheduled to be delivered in October 2003. All firm-order CRJ aircraft will be delivered by April 2005.

US Airways Group also has placed firm orders for 85 Embraer ERJ-170, 70-seat, dual-class aircraft, with the first delivery scheduled for November 2003. US Airways has the option to convert the ERJ-170s to ERJ-175s with 76 seats. All ERJ-170 deliveries are to be received by September 2006.

The minimum determinable payments associated with these acquisition agreements for firm-order regional jets (including progress payments, payments at delivery, buyer-furnished equipment, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) is estimated to be $3.85 billion.

Critical Accounting Policies Update

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes that the following accounting policy is critical because it is subject to significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions (for information on the Company’s additional critical accounting policies, see Part II, Item 7 of the Company’s Annual Report to the SEC on Form 10-K for the year ended December 31, 2002):

Fresh-start Reporting—In accordance with SOP 90-7, the Company adopted fresh-start reporting upon emergence from Chapter 11. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Condensed Consolidated Balance Sheet. Estimates of fair value represent the Company’s best estimate based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry trends and by reference to market rates and transactions. The Company’s equity value of $438 million was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and the Company considered several matters, including the following: (i) certain recent financial information of the Company; (ii) certain financial projections prepared by the Company in connection with the ATSB Loan and RSA Investment Agreement including the underlying assumptions; (iii) the equity transactions encompassed by the RSA Investment Agreement; (iv) a discounted cash flow analysis prepared on a going concern basis; (v) current and historical market values of publicly traded companies that are in businesses reasonably comparable to the Company and (vi) certain additional economic and industry conditions. The Company is currently in the process of having certain assets appraised. Changes in the fair values of these assets from the current estimated values as well as changes in other assumptions could significantly impact the reported value of Goodwill. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of the Company’s common stock may differ materially from the equity valuation. See Note 3 to the Condensed Consolidated Financial Statements for further detail related to the fresh-start fair value adjustments.

Recent Accounting Pronouncement

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company is currently assessing the impact SFAS 149 may have on its financial statements.

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

The Company utilizes financial derivatives to manage the risk associated with changes in aviation fuel prices. As of March 31, 2003, the Company had open fuel hedge positions in place to hedge approximately 59% of its second quarter 2003 anticipated jet fuel requirements, 33% of its third quarter 2003 anticipated jet fuel requirements and 41% of its fourth quarter 2003 anticipated jet fuel requirements.

There have been no other material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the Annual Report of the Company to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002.

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

Part II. Other Information

Item 1. Legal Proceedings

On the Petition Date, the Filing Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases were jointly administered under the caption “In re US Airways Group, Inc., et al., Case No. 02-83984-SSM.” During the pendency of the Chapter 11 cases, the Filing Entities continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Filing Entities emerged from bankruptcy protection under the Plan of Reorganization, which (i) was confirmed pursuant to the Confirmation Order on March 18, 2003 and, (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective on the Effective Date.

Under the Plan of Reorganization, all claims that arise or accrue prior to the Effective Date against the Filing Entities are subject to the terms of the Plan of Reorganization and any attempt to collect, secure or enforce remedies with respect to such claims against the Company outside of the claims administration process set forth in the Plan of Reorganization are, with few exceptions, enjoined under the terms of the Plan of Reorganization and applicable law.

On January 7, 2003, the Internal Revenue Service (IRS) issued a notice of proposed adjustment to the Company proposing to disallow $573 million of capital losses that the Company sustained in the tax year 1999 on the sale of stock of USLM Corporation (USLM). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court asserting the following claims with respect to USLM: (1) secured claims for U.S. federal income tax and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. The Company currently is negotiating the resolution of the amount of U.S. federal income taxes, interest, and penalties due with the IRS Examination Office and IRS Appeals Office which has resulted in a proposed settlement reducing the taxes and penalties due.

On January 30, 2003, the Filing Entities filed a motion requesting (i) a determination from the Bankruptcy Court that the Filing Entities satisfy the financial requirements for a “distress termination” of the defined benefit Retirement Income Plan for Pilots of US Airways, Inc. (Pilot Retirement Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and approval of such pension plan’s termination and (ii) authorization to implement a defined contribution retirement plan for its pilots (Distress Termination Motion). On March 2, 2003, the Bankruptcy Court entered an order (March 2 Order) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the Pilot Retirement Plan had been met and approving termination of the Pilot Retirement Plan subject to a determination, under the arbitration procedures established by the collective bargaining agreement and the Railway Labor Act, that the proposed termination did not violate the collective bargaining agreement between US Airways and the Air Line Pilots Association (ALPA). The Bankruptcy Court authorized US Airways to establish, effective as of the date of termination, a follow-on defined contribution retirement plan for the pilots of US Airways, on terms consistent with the letter agreement of December 13, 2002, between US Airways and ALPA. On March 21, 2003, the Company and ALPA reached agreement on a defined contribution plan to be effective April 1, 2003 in accordance with the terms and conditions set forth in Letter of Agreement #85, which resolved all disputes between the Company and ALPA regarding the distress termination of the Pilot Retirement Plan (including the grievance filed by ALPA on February 3, 2003). The agreement was ratified by the ALPA Master Executive Council, approved by the PBGC and was granted final approval by the Bankruptcy Court at a hearing on March 28, 2003. The Pilot Retirement Plan was terminated by agreement between the PBGC and the Company effective as of March 31, 2003, and the PBGC was appointed trustee of the Pilot Retirement Plan.

On March 6, 2003, the Retired Pilots Association of US Airways (known as the “Soaring Eagles”) filed a Notice of Appeal from the Bankruptcy Court’s March 2 Order. Subsequently, three additional Notices of Appeal were filed from the March 2 Order on behalf of ALPA, a group of eighteen pilots collectively referred to as the “Lump Sum Eligible Pilots,” and a group of forty-nine active pilots collectively referred to as the “Menear Claimants Pilot Group.” ALPA withdrew its Notice of Appeal at a hearing on March 28, 2003. Also at the March 28 hearing, the Company’s settlement with the Lump Sum Eligible Pilots concerning Pilot Retirement Plan benefits was read into the record. On April 21, 2003, the Soaring Eagles filed their opening brief on appeal. On May 7, 2003, the Company filed its response to the Soaring Eagles brief. The Menear Claimants Pilot Group has notified the Company of its intent to file a notice of withdrawal of appeal. None of these appeals has been set for a hearing. Pursuant to their settlement with the Company, the Lump Sum Eligible Pilots agreed to dismiss their appeal, subject to final documentation of the agreement. While the Company believes strongly that it ultimately will prevail on these appeals, there can be no guarantee of such an outcome.

The Company and US Airways have been named as defendants in two lawsuits filed in United States District Court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation are named as defendants in one additional action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of trebled damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ motion for summary judgment and granted the plaintiffs’ motion for class certification in each of the cases. On May 31, 2002, the Company and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta and Northwest filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest and Delta’s petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, the Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense once the stay is lifted. The automatic stay under section 362(a) of the Bankruptcy Code has been lifted since the Company’s emergence from bankruptcy on March 31, 2003.

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

The Company has been named as a defendant, along with most of the major domestic, several national and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal court in the Northern District of California. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines beginning in or around September 1997, in or around October 1999, in or around August 2001, in or around March 2002 and continuing through the date of the filing of the complaint. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief, costs and attorneys’ fees and other relief. The Company believes the allegations that relate to the pre-petition period of the Company’s filing for relief under the Bankruptcy Code are barred under the Bankruptcy Court’s Order. The Company will file to have those claims dismissed and otherwise defend the Company’s actions aggressively.

The Company has been named as a defendant, along with most of the major domestic carriers, in a class action lawsuit on behalf of certain Ohio-based travel agents, captioned as Paula Fausky d/b/a TIMELESS TRAVEL, et.al vs. American Airlines, et.al, and filed in federal court for the Northern District of Ohio, Eastern Division. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines beginning in or around 1995, in or around mid to late September of 1997, beginning in October of 1998, beginning on October 7, 1999, and beginning in August of 2001. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief, costs and attorneys’ fees and other relief. The Company believes the allegations that relate to the pre-petition period of the Company’s filing for relief under the Bankruptcy Code are barred under the Bankruptcy Court’s Order. The Company will file to have those claims dismissed and otherwise defend the Company’s actions aggressively.

Claims arising out of the litigation proceedings discussed above, if ultimately determined to have merit, will likely constitute prepetition general unsecured nonpriority claims in the Chapter 11 cases and will thus be subject to the discharge and distribution provisions contained in the Plan of Reorganization.

Item 2. Change in Securities and Use of Proceeds

US Airways Group’s Plan of Reorganization became effective on March 31, 2003, at which time the then-outstanding equity securities of the Predecessor Company were cancelled. In accordance with the Plan of Reorganization, the Successor Company adopted the equity structure in the table below upon emergence. The equity values were determined with the assistance of financial advisors. See Note 3 to the Condensed Consolidated Financial Statements for more information.

	Par Value	Authorized Shares	Issued	Fair value per unit	Stockholders’ Equity (millions)	Redeemable Preferred Stock (millions)
Class A Common Stock	$1.00	200,000,000	48,650,000	$7.344	$357	$—
Class B Common Stock	$1.00	5,000,000	5,000,000	$7.344	37	—
Class A Preferred Stock	$0.0001	25,000,000	16,729,430	$—	—	—
Class B Preferred Stock	$1,000	250,000	75,000	$640	—	48
Class C Preferred Stock	$1.00	10	10	$—	—	—
Preferred Stock	$0.01	24,749,990	—	$—	—	—
Class A-1 Warrants	$—	25,000,000	16,729,430	$2.61	44	—

					$438	$48

In exchange for its $240 million investment, RSA received 20,652,593 shares of Class A Common Stock, 5,000,000 shares of Class B Common Stock, 75,000 shares of Class B Preferred Stock (see below), 1,380,570 Class A-1 warrants and 1,380,570 shares of Class A Preferred Stock. The fair values reflected on the March 31, 2003 Condensed Consolidated Balance Sheet related to RSA’s equity securities were as follows: $152 million for the Class A Common Stock, $37 million for the Class B Common Stock, $48 million for the Class B Preferred Stock and $4 million for the Class A-1 Warrants.

The Class B Preferred Stock issued to RSA is subject to mandatory redemption on its maturity date, March 31, 2011. Upon its maturity, the Company will be required to redeem each share for $1,000, or $75 million in aggregate, plus accrued and unpaid dividends. Class B Preferred Stock holders are entitled to cumulative quarterly dividends at a rate of 8% per annum paid in cash by the Company. After March 31, 2006, the Company may redeem for cash each Class B share at a redemption price initially equal to $1,025 declining ratably to par value through March 31, 2010, plus accrued and unpaid dividends.

Holders of Class A Common Stock, Class A Preferred Stock and Class B Preferred Stock are entitled to cast one vote per share on all matters voted on by stockholders. Holders of Class B Common Stock are entitled to cast twenty votes per share on all matters voted on by stockholders. The Air Line Pilots Association, International, the International Association of Machinists and Aerospace Workers, the Association of Flight Attendants, the Communication Workers Association of America and the Transport Workers Union of America hold the Class C Preferred Stock and are entitled to designate and vote to elect four directors to the Company’s Board of Directors.

Holders of Class B Common Stock have the right to convert shares of Class B Common Stock into the same number of shares of Class A Common Stock at any time.

Each Class A-1 Warrant is exercisable into one share of Class A Common Stock upon tender of the warrant, a share of Class A Preferred Stock and payment of an exercise price of $7.42 per share of Class A Common Stock. The exercise price may be paid in cash, by delivery of Class B Preferred Stock valued at its redemption value, by certain cashless net exercise provisions or a combination of the foregoing. The terms of the Class A-1 Warrants provide for customary anti-dilution protection, which adjusts the exercise price and number of exercise shares upon certain events that may have a dilutive effect on the Class A-1 Warrants, such as stock splits, securities issuances or mergers. The voting power of the Class A Preferred Stock is also subject to adjustment upon any such anti-dilution adjustment so that the aggregate voting power of the Class A Preferred Stock is equal to the aggregate number of shares of Class A Common Stock into which such Class A-1 Warrants are exercisable.

The other equity securities allocated to the Company’s creditors, debtors and employees in connection with the Company’s emergence from bankruptcy are 27,997,407 shares of Class A Common Stock to be issued and 15,348,860 each of Class A-1 Warrants and shares of Class A Preferred Stock (12,300,830 issued and 3,048,030 to be issued). The fair values reflected on the Condensed Consolidated Balance Sheet as of March 31, 2003, related to these equity securities were $206 million for the Class A Common Stock and $40 million for the Class A-1 Warrants.

Class A Common Stock to be issued to employees pursuant to collective bargaining agreements of 23,028,687 shares were valued at $169 million in the aggregate and were included as deferred compensation as a reduction to Stockholders’ Equity (Deficit). The Company issued 8,483,330 Class A-1 Warrants and 8,483,330 shares of Class A Preferred Stock to participants in the ATSB Loan. These Class A-1 warrants were valued at $22 million and are reflected as a discount to the carrying value of the $1 billion loan on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2003.

3,750,000 shares of Class A Common Stock and 2,220,570 Class A-1 Warrants will be allocated to the Company’s management and are not defined as “issued” in the above table.

Item 5. Other Information

As a result of the Chapter 11 filing, the rights of the Company’s creditors to enforce remedies against the Company in connection with its debt and lease obligations were stayed or suspended during the bankruptcy process. However, pursuant to the provisions of the Bankruptcy Code and the Plan of Reorganization, upon the Company’s emergence from bankruptcy, all of its debt and lease obligations have been either discharged, assumed and cured or are currently being restructured in connection with Section 1110 Agreements discussed above in Part I, Item 2 “Fleet Restructuring”. The Company believes that it will complete definitive documentation with regard to the renegotiation of the obligations subject to Section 110 Agreements. In the event that the Company fails to renegotiate such obligations, such failure would result in the loss of use of the aircraft subject to such obligations, which could have a material adverse effect on the Company’s fleet operations.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Designation	Description
3.1

Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

3.2

Amended and Restated Bylaws of US Airways Group, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.2 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

4.1

US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

4.2

US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Bank of America, N.A. (incorporated by reference to Exhibit 4.2 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

4.3

US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 4.3 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

4.4

US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 4.4 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

4.5

US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 4.5 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

10.1

Amendment No. 12 dated as of March 29, 2003 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.2

Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.3	2003 Stock Incentive Plan of US Airways Group, Inc.

10.4

Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 10.1 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

10.5

Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 10.2 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

10.6

Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

10.7

Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to US Airways Group, Inc.’s Registration Statement on Form 8-A filed on May 14, 2003).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

Date of Report	Subject of Report

May 6, 2003

Furnished a Form 8-K disclosing results of operations for both US Airways Group, Inc. and US Airways, Inc. for the three months ended March 31, 2003, and selected operating and financial statistics for US Airways, Inc. for the same period.

May 5, 2003

Filed a Form 8-K disclosing the monthly operating report for US Airways Group, Inc. for the period March 1, 2003 through March 31, 2003, as filed with the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, and a news release disclosing April 2003 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward looking information.

April 4, 2003	Filed a Form 8-K disclosing March 2003 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward looking information.

March 31, 2003

Filed a Form 8-K disclosing the monthly operating report for US Airways Group, Inc. for the period February 1, 2003 through February 28, 2003, as filed with the Bankruptcy Court for the Eastern District of Virginia, Alexandria Division and a news release disclosing US Airways Group, Inc.’s emergence from Chapter 11 bankruptcy proceedings.

March 18, 2003	Filed a Form 8-K related to the confirmation of the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession, As Modified.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US AIRWAYS GROUP, INC. (Registrant)

Date: May 14, 2003	By:	/s/ ANITA P. BEIER
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

(5) The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6) The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID N. SIEGEL
Name:	David N. Siegel
Title:	President and Chief Executive Officer

Date: May 14, 2003

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

(5) The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6) The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ NEAL S. COHEN
Name:	Neal S. Cohen
Title:	Chief Financial Officer

Date: May 14, 2003