Form 10-K
period 2003-12-31
US AIRWAYS GROUP INC
filed 2004-03-12
CIK 701345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

(Commission file number: 1-8444)

(I.R.S. Employer Identification No: 54-1194634)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Each Exchange on which Registered
Class A common stock, par value $1.00 per share (Class A Common Stock)	NASDAQ National Market

Class B common stock, par value $1.00 per share (Class B Common Stock)	—

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of June 30, 2003, there was no public market for the Company’s Class A Common Stock or Class B Common Stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

On March 1, 2004, there were outstanding approximately 52,158,415 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock.

Item of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13 and 14	Proxy Statement* (excluding therefrom the subsections entitled “Human Resources Committee Report on Executive Compensation,” “Audit Committee Report” and “Stock Performance Graph”)

*	Refers to the definitive Proxy Statement of US Airways Group, Inc. to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Stockholders of US Airways Group, Inc. to be held on May 19, 2004.

(this space intentionally left blank)

US Airways Group, Inc.

Form 10-K

Year Ended December 31, 2003

(table of contents continued on following page)

US Airways Group, Inc.

Form 10-K

Year Ended December 31, 2003

(continued)

Part I

Item 1. Business

Overview

US Airways Group, Inc. (US Airways Group or the Company) is a corporation organized under the laws of the State of Delaware. The Company’s executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-7000). The Company’s internet address is usairways.com.

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

On August 11, 2002 (Petition Date), US Airways Group and its seven domestic subsidiaries (collectively, the Filing Entities), which account for substantially all of the operations of the Company, including its principal operating subsidiary US Airways, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases were jointly administered under the caption “In re US Airways Group, Inc., et al., Case No. 02-83984-SSM.” During the pendency of the Chapter 11 cases, the Filing Entities continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Filing Entities emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (Plan of Reorganization), which (i) was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003 (Effective Date). In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company adopted fresh-start reporting on the Effective Date. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the Company’s bankruptcy reorganization. References to “Predecessor Company” refer to the Company prior to March 31, 2003. References to “Successor Company” refer to the Company on and after March 31, 2003, after giving effect to the cancellation of the then-existing common stock and the issuance of new securities in accordance with the Plan of Reorganization and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements.

US Airways, which is also a corporation organized under the laws of the State of Delaware, is the Company’s principal operating subsidiary. US Airways is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 41 million passengers in 2003 and was the seventh largest U.S. air carrier (as ranked by revenue passenger miles (RPMs)). As of December 31, 2003, US Airways operated 282 jet aircraft (see Item 2 “Properties” for additional information related to aircraft operated by US Airways) and provided regularly scheduled service at 90 airports in the continental United States, Canada, Mexico, France, Germany, Italy, Spain, Ireland, the Netherlands, the United Kingdom and the Caribbean.

Certain air carriers have code share arrangements with US Airways to operate under the trade name “US Airways Express.” Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier (its code share partner). US Airways Express carriers are an integral component of the Company’s operating network. Due to the relatively small local traffic base at its hubs, US Airways relies heavily on feed traffic from its US Airways Express affiliates who carry passengers from low-density markets to US Airways’ hubs. As of December 2003, the US Airways Express network served 143 airports in the continental U.S., Canada and the Bahamas, including 44 airports also served by US Airways. During 2003, US Airways Express air carriers enplaned approximately 13.2 million passengers (of these approximately 5.9 million passengers were enplaned by the Company’s wholly owned regional airlines and 5.7 million passengers were enplaned by third-party carriers operating under capacity purchase agreements and approximately 1.6 million passengers were enplaned by carriers operating under “prorate” agreements – see below), approximately 50% of whom connected to the Company’s flights. The Company uses its US Airways Express operations to feed connecting traffic at its hubs from low density markets that are uneconomical for US Airways to serve with large jets. In addition, US Airways Express operators offer complementary service in existing US Airways markets by operating flights during off-peak periods between US Airways flights.

The US Airways Express code share arrangements are either in the form of a capacity purchase or a “prorate” agreement. The three wholly owned regional airlines and the regional jet affiliate operators are capacity purchase relationships. The regional jet affiliates with a capacity purchase agreement are Chautauqua Airlines (Chautauqua), Mesa Airlines, Inc. (Mesa), Trans States Airlines, Inc. (Trans States) and Midway Airlines Corporation (Midway) prior to Midway ceasing service. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to such airlines for operating an agreed number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2008 to 2013 and provide for optional extensions at the Company’s discretion. The carriers with a prorate agreement are non-owned turboprop operators and include all or a portion of the turboprop operations of Colgan Airlines, Inc. (Colgan), Trans States, Shuttle Acquisition LLC (Shuttle America), and Air Midwest, Inc. (Air Midwest). The prorate agreements provide for affiliate carriers to pay certain service fees to US Airways as well as a prorated share of revenue for connecting customers. US Airways is responsible for pricing and marketing of connecting services to and from the prorate carrier. The prorate carrier is responsible for pricing and marketing the local, point to point markets. All US Airways Express carriers use US Airways’ reservation systems, and have logos, service marks, aircraft paint schemes and uniforms similar to those of US Airways.

US Airways Group’s major connecting hubs are at airports in Charlotte, Philadelphia and Pittsburgh. The Company also has substantial operations at Boston’s Logan International Airport (Logan), New York’s LaGuardia Airport (LaGuardia) and Washington’s Ronald Reagan Washington National Airport (Reagan National). Measured by departures, US Airways is among the largest at each of the foregoing airports. US Airways is also a leading airline from the Northeast U.S. to Florida. US Airways’ East coast-based hubs, combined with its strong presence at many East coast airports, have made it among the largest intra-East coast carriers, comprising 29% of the industry’s intra-East coast revenues based on the most recent industry revenue data available.

For the year ended December 31, 2003, passenger revenues accounted for 90% of the Company’s consolidated operating revenues. Cargo revenues and other sources accounted for 10% of the Company’s consolidated operating revenues in 2003. The Company’s results are seasonal with operating results typically highest in the second and third quarters due to US Airways’ combination of business traffic and North-South leisure traffic in the eastern U.S. during those periods.

US Airways Leasing and Sales, MSC and AAL operate in support of the Company’s airline subsidiaries in areas such as the procurement of aviation fuel, assisting with maintenance contracts and the marketing of surplus assets and insurance.

A copy of this annual report on Form 10-K, as well as other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at investor.usairways.com/edgar.cfm as soon as reasonably possible after filed with or furnished to the Securities and Exchange Commission.

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

US Airways considers the growth of low-fare low-cost competition and the growing presence of competitors’ regional jets in certain of its markets to be its foremost competitive threats. Recent years have seen the entrance and growth of low-fare low-cost competitors in many of the markets in which the Company’s airline subsidiaries operate. These competitors, based on low costs of operations and low-fare structures, include Southwest Airlines Co. (Southwest), AirTran Airways, Inc., Frontier Airlines, Inc. (Frontier) and JetBlue Airways. Southwest has steadily increased operations within the eastern United States since first offering service in this region in late 1993. In May 2004, Southwest and Frontier will commence service at the Philadelphia International Airport, a hub airport for US Airways. The Company anticipates further low-fare low-cost competition in the industry in the future.

A substantial portion of US Airways’ flights are to or from cities in the eastern United States. Accordingly, severe weather, air traffic control problems and downturns in the economy in the eastern United States adversely affect US Airways Group’s results of operations and financial condition. With its concentration in the eastern United States, US Airways’ average stage length (i.e., trip distance) is shorter than those of other major airlines. This makes US Airways more susceptible than other major airlines to competition from surface transportation (e.g., automobiles, trains, etc.).

Other major airlines have substantially increased the number of regional jets in the eastern United States. Regional jets are faster, quieter, more comfortable than turboprops and generally preferred by customers over turboprops. As described below, the Company continues to add regional jets to its fleet, in part, to regain lost market share in markets where its turboprop affiliates competed with other major airline affiliates which operate regional jets.

US Airways’ agreement with its pilots provides that it may operate up to 465 regional jets, subject to certain restrictions. As of December 31, 2003, the third-party regional jet affiliates and PSA operated 113 regional jets as part of US Airways Express. Additional regional jets up to 465 are subject to the “Jets for Jobs” protocol and related agreements with US Airways’ pilots. The Jets for Jobs protocol provides for 50% of new regional jet pilot opportunities created as a result of increased use of regional jets at US Airways to be offered to furloughed US Airways’ pilots. The Jets for Jobs protocol requires consensus by the pilots union at each regional carrier where additional regional jets will be flown. Allegheny, PSA, Piedmont, Mesa, Trans States and Chautauqua pilots have all agreed to Jets for Jobs.

In recent years, the Company’s profitability was significantly eroded by competitive pressures (including the incursion of regional jets, the expansion of low-fare low-cost carriers and the entry of additional carriers into its operating territories, including key focus cities and hubs), unfavorable economic trends, and rising fuel and labor costs. The May 2000 proposed merger of United Airlines (United) and US Airways Group was designed to address this profitability erosion by adding US Airways Group into a global network. During the period in which the merger was pending, which ended in the termination of the merger agreement after failing to receive approval from the United States Department of Justice in late July 2001, the Company was effectively precluded from restructuring its operations as a stand-alone carrier. Following the merger termination, the Company embarked on a phased, stand-alone restructuring plan to address the problems facing its airline subsidiaries; however, this plan was preempted by the September 11th terrorist attacks.

US Airways was one of the airlines most significantly affected by the events of September 11th. Not only were US Airways’ operations shut down entirely for three days in September, but Reagan National, at which US Airways is the largest carrier, was closed until October 4, 2001. Service was not fully restored there until May 2002. In addition, the East coast in general has been the part of the country most affected in the aftermath of the attacks. US Airways Group’s airline subsidiaries compete heavily with trains and automobiles as a result of their short-haul network and, as such, have been more affected than other airlines. The increased airport security charges and procedures have also had a disproportionate impact on short-haul travel, which constitutes a significant portion of the Company’s flying.

The Company, with a new management team headed by David N. Siegel, who joined the Company in March 2002, began to implement a plan to return the Company to profitability. The plan first required significant cost savings from key constituent groups including employees, vendors, aircraft lenders/lessors and financiers and other groups. Second, the plan sought to boost revenues and enhance competitiveness by the increased use of regional jets to service markets in an efficient manner. Finally, the Company sought to enhance revenues by entering into strategic alliances with domestic and international airlines.

While the Company was able to negotiate certain cost savings from many of its employee groups, the Company determined that it was unlikely to conclude consensual negotiations with all of the remaining labor groups, various vendors, aircraft lenders/lessors and financiers in a time frame necessary to complete an out-of-court restructuring. Factors contributing to this conclusion included the large number of lenders/lessors and financiers, the inability of trustees to modify payment terms of public equipment financings without the unanimous consent of holders of widely-held trust certificates and the Company’s inability to reject/abandon surplus aircraft leases, return excess aircraft and extinguish applicable obligations outside of Chapter 11. In

August 2002, faced with declining seasonal revenues, the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code for it and its domestic subsidiaries to maximize their liquidity position and their prospects for a successful reorganization. As described above, on March 18, 2003 the Bankruptcy Court confirmed the Company’s and subsidiaries’ Plan of Reorganization and the Company and subsidiaries emerged from bankruptcy protection on March 31, 2003. As part of its reorganization, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act (Stabilization Act) from the Air Transportation Stabilization Board in connection with a $1 billion term loan financing (the ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date.

Marketing Agreements with Other Airlines

US Airways entered into comprehensive marketing agreements with United in July 2002. As a result of these agreements, US Airways and United passengers are able to contact either airline and make a single reservation that involves travel on either or both airlines (code share travel) through streamlined ticketing, baggage handling and check-in procedures. In addition, US Airways and United customers have the opportunity to earn Dividend Miles and Mileage Plus Miles on either airline and members of either airlines’ airport club may access both airlines’ airport clubs when traveling on flights operated by the host airline. US Airways and United customers may also redeem Dividend Miles and Mileage Plus awards on both airlines. The agreement also includes provisions for US Airways to join United in the Star Alliance, which extended an invitation to US Airways on May 31, 2003. Membership in the Star Alliance will further enhance the value of US Airways’ domestic and international route network by allowing customers access to the global marketplace. US Airways expects to join the Star Alliance in the second quarter of 2004. United, as well as its parent company, UAL Corporation (UAL), and certain of its affiliates, filed for protection under Chapter 11 of the Bankruptcy Code on December 9, 2002. United immediately requested bankruptcy court authority to assume these agreements and the court granted United’s request.

In October and December 2003, US Airways entered into similar marketing agreements with Lufthansa Airlines and Spanair, respectively. US Airways also has marketing agreements with several smaller regional carriers in the Caribbean, operating collectively as the “GoCaribbean” network.

Industry Regulation and Airport Access

The Company’s airline subsidiaries operate under certificates of public convenience and necessity or commuter authority issued by the Department of Transportation (DOT). Such certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. Airlines are also regulated by the U.S. Federal Aviation Administration (FAA), a division of the DOT, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, the Company’s airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate that provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. From time-to-time, the FAA issues airworthiness directives and other regulations affecting the Company’s airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed such mandates relating to, among other things, enhanced ground proximity warning systems; fuselage pressure bulkhead reinforcement; fuselage lap joint inspection rework; increased inspections and maintenance procedures to be conducted on certain aircraft; increased cockpit security; fuel tank flammability reductions and domestic reduced vertical separation.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington, D.C., Chicago, San Diego, San Francisco and Orange County, CA, among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of US Airways to expand its operations at the affected airports. Authorities at other airports may consider adopting similar noise regulations.

The airline industry is also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could affect operations and increase operating costs for the airline industry, including the Company’s airline subsidiaries.

The Company’s airline subsidiaries are obligated to collect a federal excise tax on domestic and international air transportation (commonly referred to as the “ticket tax”). The Company’s airline subsidiaries collect these taxes, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass through the collected amounts to the appropriate governmental agencies. Although such taxes are not operating expenses of the Company, they represent an additional cost to the Company’s customers.

The Aviation and Transportation Security Act (Security Act) was enacted in November 2001. Under the Security Act, substantially all aspects of civil aviation passenger security screening were federalized and a new Transportation Security Administration (TSA) under the DOT was created. The TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Security Act, among other matters, mandates improved flight deck security; carriage at no charge of federal air marshals; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; regulations issued in connection therewith require fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports; and provision of passenger data to U.S. Customs. Funding for the TSA is provided, in part, by a fee collected by air carriers from their passengers of $2.50 per flight segment, but not more than $5.00 per one-way trip, and a fee on air carriers that is limited to the amount that the carrier spent on passenger security screening in 2000 and will, beginning in October 2004 (the beginning of the next fiscal year for the Federal Government), be modified to allocate the total amount spent by all carriers combined in 2000 to each carrier under a methodology that remains to be determined by the TSA. Implementation of the requirements of the Security Act have resulted and will continue to result in increased costs for US Airways, Allegheny, Piedmont and PSA and their passengers and has and will likely continue to result in service disruptions and delays.

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

The FAA has designated John F. Kennedy International Airport (Kennedy), LaGuardia and Reagan National as “high-density traffic airports” and limited the number of departure and arrival slots available to air carriers at those airports. In April 2000, legislation was enacted which eliminates slot restrictions in 2007 at LaGuardia and Kennedy. Among other things, the legislation encouraged the development of air service to smaller communities from slot-controlled airports. During the interim period while slot restrictions remained in effect at LaGuardia, airlines could apply for slot exemptions to serve smaller communities using aircraft with a maximum seating capacity of less than 71. In connection with this legislation, the Company and several other airlines increased service from LaGuardia which led to excessive flight delays. In response to such delays, the FAA implemented a slot lottery system in December 2000 limiting the number of new flights at LaGuardia. As a result, several airlines, including US Airways, were required to reduce the number of flights added at LaGuardia in connection with this legislation. The resulting allocation of slots from the slot lottery system was initially scheduled to expire on September 15, 2001, but on August 3, 2001, the FAA announced an extension until October 26, 2002. On July 8, 2002, the FAA announced another extension until October 30, 2004. Based on the excessive flight delays resulting from the initial grant of slot exemptions, along with LaGuardia’s limited ability to expand operations due to land and airspace constraints, the Company believes that it is likely some form of slot restrictions will remain despite their scheduled elimination in 2007.

At Reagan National an additional eleven roundtrips are to be awarded by the DOT, pursuant to the recently passed Vision 100–Century of Aviation Reauthorization Act, which created additional slots for distribution by the DOT. Although US Airways is participating in the proceeding, past DOT procedure suggests that other carriers, particularly new entrants, will secure additional service rights at Reagan National. Other low-cost low-fare new entrant carriers also have ongoing efforts to obtain additional slots at LaGuardia.

The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect US Airways’ international operations.

Employees

As of December 31, 2003, on a full-time equivalent basis, the Company employed 31,700 active employees. US Airways employed 26,700 active employees including approximately 7,000 station personnel, 5,800 flight attendants, 5,100 mechanics and related employees, 3,400 pilots, 1,800 reservations personnel and 3,600 personnel in administrative and miscellaneous job categories. The Company’s remaining subsidiaries employed 5,000 employees including approximately 2,500 station personnel, 900 pilots, 500 flight attendants, 600 mechanics and related employees and 500 personnel in administrative and miscellaneous job categories.

As of December 31, 2003, approximately 84% of the Company’s active employees were covered by collective bargaining agreements with various labor unions.

The status of US Airways’ labor agreements with its major employee groups as of December 31, 2003 is as follows:

Union (1)	Class or Craft	Employees (2)	Date Contract Amendable
ALPA	Pilots	3,400	12/31/08
IAMAW	Mechanics and related employees	5,100	12/31/08
IAMAW	Fleet service employees	4,500	12/31/08
CWA	Passenger service employees	6,000	12/31/08
AFA	Flight attendants	5,800	12/31/08
TWU	Dispatchers and other	200	12/31/08

(1)	ALPA IAMAW CWA AFA TWU	Air Line Pilots Association, International International Association of Machinists and Aerospace Workers Communications Workers of America Association of Flight Attendants Transport Workers Union
(2)	Approximate number of active employees covered by the contract.

Aviation Fuel

Aviation fuel is typically the Company’s second largest expense. Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of its control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including: the impact of political instability on crude production, especially in Russia and OPEC countries; unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries; unpredicted increases to oil demand due to weather or the pace of economic growth; inventory levels of crude, refined products and natural gas; and other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges. Because the operations of the airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect liquidity, results of operations and financial condition. Furthermore, the implications of a sharp increase in the price of aviation fuel for a prolonged period of time would be significant. To manage some of this risk, the Company utilizes certain financial instruments designed to reduce its exposure related to fuel price increases. See “Selected Operating and Financial Statistics” in MD&A for additional information related to aviation fuel.

Distribution Channels

Growing usage of electronic distribution systems, including electronic tickets and internet booking channels, has helped the Company reduce its cost of distribution while changing the dynamics of ticket purchasing. The Company began selling electronic tickets in 1996. During 2003, electronic ticket sales represented 92% of all ticket sales. The Company currently charges a $50 fee to customers, except for certain elite status frequent fliers, who choose a paper ticket when an electronic ticket is available.

Distribution trends continue to evolve in the industry. Consumer reliance on traditional travel agencies is shrinking, while usage of online travel agencies is increasing. Both traditional and online travel agencies typically use Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, the “GDS fee”, that is charged to the airline. Bookings made directly with the airline, through its reservation call centers or website, do not incur a GDS fee. As a result, it is less expensive for the Company to sell through direct channels when possible and the Company continues to invest in this channel shift. Among the three largest online agencies, Orbitz distinguishes itself from Travelocity and Expedia by using a direct connection to the Company’s inventory systems, thus avoiding the GDS fee. Orbitz is a lower cost distribution channel as a result, though it is still more expensive than sales through the Company’s website, usairways.com. By July 2004, the DOT will eliminate most regulations governing GDS. The impact of this change is unknown but could impact the cost of distributing tickets. Consistent with the direct sale strategy, the Company continues to develop usairways.com. During the fourth quarter of 2003, sales from all internet bookings comprised 24% of total sales. Bookings through usairways.com comprised approximately 9% of total sales.

During 2002, US Airways ceased paying base commissions to travel agencies in the U.S. US Airways continues to participate in contractual relationships with certain travel agencies that pay a bonus commission, often called an override, based on sales on the airline.

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

US Airways and its FTP airline partners limit the number of seats allocated per flight for award recipients by using various inventory management techniques. Award travel for all but the highest-level Dividend Miles participants is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. US Airways reserves the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change.

US Airways uses the incremental cost method to account for liabilities associated with Dividend Miles. Estimated future travel awards are valued at the estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, insurance and denied boarding compensation. No profit or overhead margin is included in the accrual for incremental costs. US Airways routinely reviews the assumptions made to calculate its FTP liability for reasonableness and makes adjustments to these assumptions as necessary.

In January 1999, US Airways announced changes to its FTP. Mileage credits earned prior to January 1, 2000 do not expire. Mileage credits earned on or after January 1, 2000 do not expire provided that the participant earns or redeems any amount of Dividend Miles at least once every 36 months.

As of December 31, 2003 and 2002, Dividend Miles participants had accumulated mileage credits for approximately 6,272,000 and 7,011,000 awards, respectively. Because US Airways expects that some potential awards will never be redeemed, calculations of FTP liabilities are based on approximately 80% of total accumulated mileage credits. Mileage credits for Dividend Miles participants who have accumulated less than the minimum number of mileage credits necessary to claim an award and a portion of mileage credits of Dividend Miles participants who have excessive balances are excluded from calculations of FTP liabilities. The liability for the accumulated Dividend Miles was $85 million and $90 million as of December 31, 2003 and 2002, respectively. Incremental changes in FTP liabilities resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded as part of the regular review process.

The number of FTP awards redeemed for free travel during the years ending December 31, 2003, 2002 and 2001 was approximately 1.2 million, 1.3 million and 1.1 million, respectively, representing approximately 7% of US Airways’ RPMs in each of those years. These low percentages as well as the use of certain inventory management techniques (see above) minimize the displacement of revenue passengers by passengers traveling on Dividend Miles award tickets.

Insurance

The Company and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes: liability for injury to members of the public, including passengers; damage to property of the Company, its subsidiaries and others; loss of or damage to flight equipment, whether on the ground or in flight; fire and extended coverage; directors and officers; fiduciary; and workers’ compensation and employer’s liability. In addition to customary deductibles, the Company self-insures for all or a portion of its losses from claims related to environmental liabilities and medical insurance for employees.

Since September 11, 2001, the Company and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events (war risk coverage) at reasonable rates from the commercial insurance market. US Airways has, as have most other U.S. airlines, therefore purchased its war risk coverage through a special program administered by the FAA. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2004. The Secretary of Transportation may extend this policy until December 31, 2004. If the federal insurance program terminates, the Company would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, the Company’s ability to pass this additional cost to passengers would be limited.

Item 2. Properties

Flight Equipment

As of December 31, 2003, US Airways operated the following jet aircraft:

Type	Average Seat Capacity	Average Age (years)	Owned (1)	Leased (2)	Total
Airbus A330	266	3.4	9	—	9
Boeing 767-200ER	203	14.5	4	6	10
Boeing 757-200	182	13.2	—	31	31
Airbus A321	169	2.6	20	8	28
Boeing 737-400	144	13.8	3	44	47
Airbus A320	142	4.2	11	13	24
Boeing 737-300	126	16.7	7	63	70
Airbus A319	120	3.9	15	48	63

		10.0	69	213	282

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.
(2)	The terms of the leases expire between 2004 and 2023.

As of December 31, 2003, the Company’s wholly owned regional airline subsidiaries operated the following turboprop and regional jet aircraft:

Type	Seat Capacity	Average Age (years)	Owned	Leased (1)	Total
CRJ - 200	50	0.1	2	5	7
De Havilland Dash 8-300	50	12.0	—	12	12
De Havilland Dash 8-100/200	37	11.9	33	43	76
Dornier 328-110	32	8.2	—	24	24

		10.5	35	84	119

(1)	The terms of the leases expire between 2004 and 2021.

As of December 31, 2003, US Airways Group has 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009. US Airways Group also has 10 A330-200 aircraft on firm order scheduled for delivery in the years 2007 through 2009. In addition, US Airways Group has firm orders for 53 CRJ Series 200, 50-seat single-class aircraft and 25 CRJ 701, 70-seat single-class aircraft. All firm-order CRJ aircraft are scheduled to be delivered by April 2005. US Airways Group also has firm orders for 85 Embraer ERJ-170, 72-seat aircraft, with the first delivery scheduled for March 2004. US Airways Group has the option to convert the ERJ-170s to ERJ-175s with 76 seats. All ERJ-170 deliveries are scheduled to be received by September 2006.

The Company’s airline subsidiaries maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet their operating requirements.

As of December 31, 2003, the Company owned or leased the following aircraft which were not considered part of its operating fleet presented in the tables above. These aircraft were either parked at storage facilities or, as shown in the far right column, leased or subleased to third parties.

Type	Average Age (years)	Owned	Leased	Total	Leased/ Subleased
Boeing 737-200	23.0	5	—	5	4
De Havilland Dash 8-200	7.8	—	4	4	—
Douglas DC-9-30	23.0	6	—	6	6

		11	4	15	10

As discussed in Item 1, “Overview” above, the Company has code share agreements in the form of capacity purchase agreements with certain US Airways Express regional jet affiliate operators. Collectively, these regional jet affiliate operators flew 106 50-seat regional jet aircraft as part of US Airways Express as of December 31, 2003.

US Airways is a participant in the Civil Reserve Air Fleet (CRAF), a voluntary program administered by the Air Mobility Command (AMC). The General Services Administration of the U.S. Government requires that airlines participate in CRAF in order to receive U.S. Government business. US Airways’ commitment under CRAF is to provide up to its entire widebody fleet of ten 767-200ER aircraft and nine A330-300 aircraft in support of military missions. US Airways is reimbursed at compensatory rates when aircraft are activated under CRAF. US Airways is reimbursed during peacetime proportionally to its commitment.

In February 2003, AMC activated Stage One of CRAF. US Airways’ commitment under Stage One is to provide two A330-300 aircraft for missions as required by AMC. AMC allowed the Company to replace its A330-300 aircraft commitment with two 767-200ER aircraft, allowing the Company to maintain its full Transatlantic schedule during the activation. During the final phase of this activation, the Company did provide an A330-300 for several missions. AMC cooperated with the Company to cause the least amount of schedule disruption during activation. During the Stage One activation, which ended in June 2003, US Airways completed fifty missions for the Air Force in the support of Operation Enduring and Iraqi Freedom. The majority of the missions were to Kuwait City from domestic military bases. If AMC had activated CRAF Stage Two, in addition to providing more A330-300 aircraft, the Company could have been required to provide up to six 767-200ER aircraft for use in the Aeromed medical program. Under the Aeromed program, the 767-200ER aircraft are converted to “flying hospitals” for transportation of injured troops. US Airways and Delta are participants in the Aeromed Program. Participation in this program provides increased peacetime U.S. government revenues for the Company.

Ground Facilities

The Company leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Reagan National Airport; its principal operating, overhaul and maintenance bases at the Pittsburgh International Airport and Charlotte/Douglas International Airports; training facilities in Pittsburgh and Charlotte; central reservations offices in Pittsburgh and Winston-Salem (North Carolina); and line maintenance bases and local ticket, cargo and administrative offices throughout its system. US Airways owns a training facility in Winston-Salem and a reservation facility in Orlando. The Orlando facility was closed on January 10, 2003 and is currently available for sale. See also “Pittsburgh Leases” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Terminal Construction Projects

The Company utilizes public airports for its flight operations under lease arrangements with the government entities that own or control these airports. Airport authorities frequently require airlines to execute long-term leases to assist in obtaining financing for terminal and facility construction. Any future requirements for new or improved airport facilities and passenger terminals at airports at which the Company operates could result in additional expenditures and long-term commitments.

In 1998, US Airways reached an agreement with the Philadelphia Authority for Industrial Development (PAID) and the City of Philadelphia to construct a new international terminal and a new US Airways Express terminal at the Philadelphia International Airport, one of US Airways’ connecting hubs and US Airways’ principal international gateway. The international terminal includes 12 gates for widebody aircraft and new federal customs and immigration facilities. The international terminal gates were put into operation in May 2003 and the ticket lobby opened in September 2003. The US Airways Express facility, completed in June 2001, can accommodate 38 regional aircraft.

Item 3. Legal Proceedings

Under the Plan of Reorganization, all claims that arose or accrued prior to the Effective Date against the Filing Entities are subject to the terms of the Plan of Reorganization and any attempt to collect, secure or enforce remedies with respect to such claims against the Company outside of the claims administration process set forth in the Plan of Reorganization are, with few exceptions, enjoined under the terms of the Plan of Reorganization and applicable law. The Chapter 11 cases are discussed in greater detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries alleging that the defendants infringed upon three patents held by plaintiffs, all of which patents are entitled “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group has not yet been formally served but has received a courtesy copy of the complaint. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. It should be noted that on the same date, the same plaintiff filed what we believe to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corp., Korean Air Lines Co. Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Limited, Delta Airlines and Continental Airlines, and had filed a suit against the parent company of American Airlines in December, 2003.

The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the bankruptcy proceeding. The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia Airport. US Airways’ liability and defenses to such liability were unaffected by its bankruptcy. US Airways has received no notice, inquiry or other communication from the Port Authority other than in connection with the proof of claim, and therefore is unable to evaluate at this time the validity of the underlying claim, the degree to which US Airways might share responsibility with other parties, or the cost of cleanup or correction of the alleged building deficiencies.

On January 7, 2003, the Internal Revenue Service (IRS) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (USLM). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court asserting the following claims with respect to USLM: (1) secured claims for U.S. federal income tax and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest, and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002.

On January 30, 2003, the Filing Entities filed a motion requesting (i) a determination from the Bankruptcy Court that the Filing Entities satisfy the financial requirements for a “distress termination” of the defined benefit Retirement Income Plan for Pilots of US Airways, Inc. (Pilots Retirement Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and approval of such pension plan’s termination and (ii) authorization to implement a defined contribution retirement plan for its pilots (Distress Termination Motion). On March 2, 2003, the Bankruptcy Court entered an order (March 2 Order) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the Pilots Retirement Plan had been met and approving termination of the Pilots Retirement Plan subject to a determination, under the arbitration procedures established by the collective bargaining agreement and the Railway Labor Act (RLA), that the proposed termination did not violate the collective bargaining agreement between US Airways and the Air Line Pilots Association (ALPA). The Bankruptcy Court authorized US Airways to establish, effective as of the date of termination, a follow-on defined contribution retirement plan for the pilots of US Airways, on terms consistent with the letter agreement of December 13, 2002, between US Airways and ALPA. On March 21, 2003, the Company and ALPA reached agreement on a defined contribution plan to be effective April 1, 2003 in accordance with the terms and conditions set forth in Letter of Agreement #85, which resolved all disputes between the Company and ALPA regarding the distress termination of the Pilots Retirement Plan (including the grievance filed by ALPA on February 3, 2003). The agreement was ratified by the ALPA Master Executive Council, approved by the Pension Benefit Guarantee Corporation (PBGC) and was granted final approval by the Bankruptcy Court at a hearing on March 28, 2003. The Pilots Retirement Plan was terminated by agreement between the PBGC and the Company effective as of March 31, 2003, and the PBGC was appointed trustee of the Pilots Retirement Plan.

On March 6, 2003, the Retired Pilots Association of US Airways (known as the “Soaring Eagles”) filed a Notice of Appeal from the Bankruptcy Court’s March 2 Order. Subsequently, three additional Notices of Appeal were filed from the March 2 Order on behalf of ALPA, a group of eighteen pilots collectively referred to as the “Lump Sum Eligible Pilots,” and a group of forty-nine active pilots collectively referred to as the “Menear Claimants Pilot Group.” ALPA withdrew its Notice of Appeal at a hearing on March 28, 2003. Also at the March 28 hearing, the Company’s settlement with the Lump Sum Eligible Pilots concerning Pilots Retirement Plan benefits was read into the record. On June 11, 2003, the Menear Claimants Pilot Group withdrew their appeal. Pursuant to their settlement with the Company, the Lump Sum Eligible Pilots dismissed their appeal. On May 28, 2003, the federal district court denied the Soaring Eagles’ Notice of Appeal. On June 26, 2003, the Soaring Eagles appealed the district court’s decision to the Court of Appeals in the Fourth Circuit. While the Company believes strongly that it ultimately will prevail on the Soaring Eagles appeal, there can be no guarantee of such an outcome.

US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999, 2001 and 2002. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief. On October 30, 2003, the federal court granted a motion for summary judgment dismissing all claims against airline defendants other than the carriers then in bankruptcy, including US Airways, because proceedings had been stayed against those bankrupt defendants. Plaintiffs have filed a notice of appeal to the Fourth Circuit Court of Appeals. Subsequently, on January 28, 2004, the federal court in North Carolina dismissed all claims against US Airways. The plaintiffs in this proceeding had also filed a claim in Bankruptcy Court for pre-petition and continuing post-petition damages. The Bankruptcy Court determined that the entire claim was pre-petition and unsecured, and the plaintiffs appealed this decision to the Bankruptcy Court. The parties agreed to stay this appeal pending the outcome of the plaintiffs’ appeal of the grant of summary judgment in the North Carolina action. If the Fourth Circuit affirms the summary judgment ruling, plaintiffs will dismiss the appeal of the Bankruptcy Court ruling. If not, the appeal of the Bankruptcy Court ruling will be reinstated.

Williard, Inc. (Williard) together with the joint venture of Williard and Len Parker Associates (Williard/Parker) was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard and Williard/Parker sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company LLC (Limbach) alleged that it purchased the claims of Williard. Limbach and Limbach/Parker filed proofs of claim in the Bankruptcy Court, and those claims have not yet been resolved, although on October 23, 2003, the Bankruptcy Court granted US Airways’ motion for partial summary judgment on more than $9 million of these claims. Limbach and Limbach/Parker have filed an action in state court against the City of Philadelphia (the City) and PAID and received permission to include US Airways as a co-defendant, provided that Limbach and Limbach/Parker did not make any claims against US Airways in that action. In the lawsuit against the City and PAID, Limbach and Limbach/Parker are seeking the same sums as in its earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third party beneficiary claims against the City and PAID. These rulings are subject to appeal at a later date. Should Limbach and/or Limbach/Parker recover in the Bankruptcy proceeding, those damages would be paid as pre-petition, unsecured claims. Should Limbach and/or Limbach/Parker recover in the Philadelphia Action against the City and PAID, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City and PAID under its agreements related to the airport development, which US Airways assumed as part of the bankruptcy process. Therefore, any recovery by Limbach and/or Limbach/Parker against the City and PAID could result in an indemnification claim that US Airways may have to pay at full value.

The International Association of Machinists and Aerospace Workers and its District Lodge 141-M (IAM) filed a lawsuit in the United States District Court for the Western District of

Pennsylvania on October 7, 2003, seeking a temporary restraining order and preliminary injunction to enjoin US Airways’ use of an outside vendor for ten narrow-body Airbus aircraft “S”-Checks. The IAM contended that the US Airways-IAM collective bargaining agreement obligates US Airways to use its own employees to perform the “S”-Checks, and that using an outside vendor constitutes a “major dispute” under the RLA requiring maintenance of the status quo. Following briefing and oral argument, the District Court issued a preliminary injunction order and opinion on October 21, 2003, in which it found the dispute between the parties to be a major dispute under the RLA and prohibited US Airways from using any outside vendor for the narrow-body Airbus “S”-Checks. US Airways filed a Notice of Appeal to the Third Circuit and an Emergency Motion for Stay of Preliminary Injunction Pending Appeal and Memorandum of Law in Support Thereof with the District Court on October 21, 2003. On October 24, 2003 the District Court modified the injunction to permit US Airways to permit the outside vendor to complete work on one partially disassembled aircraft, but otherwise denied US Airways’ request for a stay pending appeal. On October 27, 2003, US Airways filed a motion for the expedited appeal to the Third Circuit. On November 5, 2003, the Court of Appeals for the Third Circuit granted US Airways’ motion for an expedited appeal but denied US Airways’ emergency motion for stay of the preliminary injunction pending appeal. On February 3, 2004, the Third Circuit reversed the decision of the District Court and lifted the preliminary injunction. The Third Circuit ruled that the dispute over US Airways’ ability to use an outside vendor to perform “S”-Checks was a “minor” dispute, meaning that it is subject to grievance arbitration under the parties’ labor agreement, and that US Airways has no obligation to maintain the status quo pending resolution of the dispute. This decision was upheld by the Third Circuit Court of Appeals on March 2, 2004, which ruled that this dispute must be resolved through arbitration.

The Company and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ motion for summary judgment and granted the plaintiffs’ motion for class certification in each of the cases. On May 31, 2002, the Company and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta and Northwest filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest and Delta’s petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, the Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The automatic stay under section 362(a) of the Bankruptcy Code has been lifted since the Company’s emergence from bankruptcy on March 31, 2003.

The Company has been named as a defendant, along with most of the major domestic, several national and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal district court for the Northern District of California. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines beginning in or around September 1997, in or around October 1999, in or around August 2001, in or around March 2002 and continuing through the date of the filing of the complaint. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief, costs and attorneys’ fees and other relief. On June 30, 2003, the Bankruptcy Court issued a contempt order and awarded sanctions against Tam Travel Agents for knowingly and willfully violating the discharge injunction contained in the Plan of Reorganization. Plaintiff’s counsel subsequently filed a stipulation of dismissal of the claims in federal district court for the Northern District of California.

The Company has been named as a defendant, along with most of the major domestic carriers, in a class action lawsuit on behalf of certain Ohio-based travel agents, captioned as Paula Fausky d/b/a TIMELESS TRAVEL, et.al vs. American Airlines, et.al, and filed in federal court for the Northern District of Ohio, Eastern Division. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines beginning in or around 1995, in or around mid to late September of 1997, beginning in October of 1998, beginning on October 7, 1999, and beginning in August of 2001. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief, costs and attorneys’ fees and other relief. On June 12, 2003, plaintiffs filed a Motion of Voluntary Dismissal of the complaint against the Company in federal district court for the Northern District of Ohio, Eastern District.

In May 1995, the Company, US Airways and the Pilots Retirement Plan were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Retirement Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways’ motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the RLA because the Pilots Retirement Plan was collectively bargained. The plaintiffs appealed the district court’s dismissal and in February 1999, the U.S. Court of Appeals upheld the district court’s decision originally granted in May 1996 in the defendants’ favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiffs’ petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under ERISA. In August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration. Certain of the plaintiffs have filed a claim before the US Airways Pilot Retirement Board requesting arbitration of their claim for benefits that they believe were erroneously calculated. The Retirement Board has selected an arbitrator to decide certain issues related to the plaintiffs’ claims for benefits. The Company is unable to predict at this time the ultimate resolution of these proceedings.

On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998, by the Pennsylvania Department of Environmental Protection (DEP) against Allegheny County, Pennsylvania and the Allegheny County Aviation Administration (ACAA) alleging that a variety of airfield and aircraft deicing activities at Greater Pittsburgh International Airport (Airport) violate the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Airport, (b) the Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s motion to withdraw the appeal without prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and US Airways that DEP (i) will require additional measures to be taken to control deicing materials at the Airport, and (ii) will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The ACAA, US Airways and the DEP have continued to work together with the goal of fashioning an ultimate resolution to the deicing issues. The Company does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Part II

Item 5. Market for US Airways Group’s Common Equity and Related Stockholder Matters

Stock Exchange Listing

Prior to US Airways Group’s bankruptcy proceedings and continuing through September 24, 2002, the Company’s Common Stock was traded on the New York Stock Exchange (NYSE) under the Symbol “U”. On August 14, 2002, the NYSE announced that it would suspend trading and move to delist US Airways Group’s Common Stock. The SEC approved the delisting and the Common Stock was delisted effective September 25, 2002. As a result, on September 25, 2002, the Common Stock began trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ) over-the-counter market under the Symbol “UAWGQ.” On March 31, 2003, in conjunction with the Effective Date of the Plan of Reorganization, all then-outstanding equity securities of the Predecessor Company were cancelled.

On October 21, 2003, the Company’s Class A Common Stock began trading on the NASDAQ National Market under the symbol “UAIR.” Prior to listing on the NASDAQ National Market, the Class A Common Stock had limited trading activity on the Over-the-Counter Bulletin Board and in the Pink Sheets, which provide trading for the over-the-counter securities markets. The Company cannot assure that an active trading market for its stock will exist in the future or that it will be able to maintain its listing on the NASDAQ National Market. As of March 1, 2004, there were approximately 325 holders of record of Class A Common Stock. This number does not include beneficial owners of the Company’s common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. In addition, the Company has five million shares of Class B Common Stock outstanding. The Class B Common Stock has no public trading market and is held by one shareholder of record as of March 1, 2004.

Market Prices of Common Stock

The high and low sale prices of the Successor Company’s Class A Common Stock and the Predecessor Company’s Common Stock were as follows:

	Period	High	Low
2003	Fourth Quarter	$15.25	$5.01
	Third Quarter *	17.50	4.85
	Second Quarter	*	*

	First Quarter	0.28	0.06

2002	Fourth Quarter	$0.66	$0.22
	Third Quarter	3.65	0.40
	Second Quarter	6.50	2.80
	First Quarter	7.40	4.03

*	As a result of the reorganization, the Predecessor Company Common Stock was cancelled effective March 31, 2003. An established public trading market, defined as more than limited or sporadic trading, did not exist for the Successor Company Class A Common Stock until September 8, 2003.

The Company, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. The Company is restricted from engaging in any of these activities unless it maintains a capital surplus.

The Company has not declared or paid cash or other dividends on common stock since 1990 and currently does not intend to do so on its Class A Common Stock. Under the provisions of certain debt agreements, including the ATSB Loan, its ability to pay dividends on or repurchase its Class A Common Stock is restricted. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors, subject to applicable limitations under Delaware law, and will depend upon its results of operations, financial condition, contractual restrictions and other factors deemed relevant by its board of directors.

Foreign Ownership Restrictions

Under current federal law, non-U.S. citizens cannot own or control more than 25% of the outstanding voting securities of a domestic air carrier. The Company believes that it was in compliance with this statute during the time period covered by this report.

Item 6. Selected Financial Data

Consolidated Statements of Operations (in millions, except per share amounts) (1)

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001	2000	1999
Operating Revenues	$5,312	$1,534	$6,977	$8,288	$9,269	$8,595
Operating Expenses	5,356	1,741	8,294	9,971	9,322	8,459

Operating Income (Loss)	$(44)	$(207)	$(1,317)	$(1,683)	$(53)	$136

Income (Loss) Before Cumulative Effect of Accounting Change	$(174)	$1,635	$(1,663)	$(2,124)	$(166)	$197
Cumulative Effect of Accounting Change, Net of Applicable Income Taxes	—	—	17	7	(103)	—

Net Income (Loss)	$(174)	$1,635	$(1,646)	$(2,117)	$(269)	$197
Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(3.25)	$24.02	$(24.45)	$(31.59)	$(2.47)	$2.69
Cumulative Effect of Accounting Change	—	—	0.25	0.11	(1.55)	—

Net Earnings (Loss) per Common Share	$(3.25)	$24.02	$(24.20)	$(31.48)	$(4.02)	$2.69

Diluted
Before Cumulative Effect of Accounting Change	$(3.25)	$24.02	$(24.45)	$(31.59)	$(2.47)	$2.64
Cumulative Effect of Accounting Change	—	—	0.25	0.11	(1.55)	—

Net Earnings (Loss) per Common Share	$(3.25)	$24.02	$(24.20)	$(31.48)	$(4.02)	$2.64

Cash dividends per Common Share	$—	$—	$—	$—	$—	$—

Consolidated Balance Sheets (in millions)

	Successor Company	Predecessor Company
	December 31, 2003	December 31,
		2002	2001	2000	1999
Total Assets	$8,555	$6,543	$8,025	$9,127	$7,685
Long-Term Obligations and Redeemable Preferred Stock (2)	$4,641	$5,009	$5,148	$4,379	$3,552
Total Stockholders’ Equity (Deficit)	$172	$(4,921)	$(2,615)	$(358)	$(117)
Shares of Common Stock Outstanding	54.0	68.1	67.6	67.0	66.3

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

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001	2000	Pro Forma 1999
Income (Loss) Before Cumulative Effect of Accounting Change	$(174)	$1,635	$(1,663)	$(2,124)	$(166)	$181
Cumulative Effect of Accounting Change, Net of Applicable Income Taxes	—	—	17	7	(103)	—

Net Income (Loss)	$(174)	$1,635	$(1,646)	$(2,117)	$(269)	$181

Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(3.25)	$24.02	$(24.45)	$(31.59)	$(2.47)	$2.47
Cumulative Effect of Accounting Change	—	—	0.25	0.11	(1.55)	—

Net Earnings (Loss) per Common Share	$(3.25)	$24.02	$(24.20)	$(31.48)	$(4.02)	$2.47

Diluted
Before Cumulative Effect of Accounting Change	$(3.25)	$24.02	$(24.45)	$(31.59)	$(2.47)	$2.42
Cumulative Effect of Accounting Change	—	—	0.25	0.11	(1.55)	—

Net Earnings (Loss) per Common Share	$(3.25)	$24.02	$(24.20)	$(31.48)	$(4.02)	$2.42

(1)	Includes unusual items (See Note 17 to the Company’s Notes to Consolidated Financial Statements for related information).
(2)	Includes long-term debt, capital leases and postretirement benefits other than pensions (noncurrent). Includes liabilities subject to compromise at December 31, 2002.

Note: Numbers may not add or calculate due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

Certain of the statements contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of US Airways Group, Inc. (US Airways Group or the Company) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to fund and execute its business plan; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing availability and costs; aviation fuel costs; security-related and insurance costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand (particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of the Iraqi war and the Iraqi occupation; other acts of war or terrorism; ongoing market acceptance of the Company’s new Class A Common Stock; and other risks and uncertainties listed from time to time in the Company’s reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

Introduction

While the Company emerged from bankruptcy in March 2003, it still incurred a significant loss from operations for the year. Some of the key factors causing these results were the impact of the hostilities in Iraq on passenger demand, rapid growth of low cost competition, the continued pressure on industry pricing and significant increases in fuel prices. Many of these factors are expected to continue into 2004 and beyond and are discussed below. In addition, also discussed below are key issues regarding financing arrangements which are critical to the ongoing operation of the Company.

Although the U.S. economy improved in 2003 resulting in modestly favorable travel trends, the Company faced weak passenger demand during the first half of the year due to the war and subsequent continued hostilities in Iraq and the Company continues to face intense competition from the growing presence of low-fare low-cost airlines and competitors’ regional jets in its markets. The rapid growth of low-fare low-cost airlines has had a profound impact on industry revenues that poses a threat to traditional network carriers. Using the advantage of low unit costs, these carriers offer lower passenger fares, particularly those targeted at business passengers, in order to shift demand from traditional network carriers. As a result of growth, these low-fare low-cost carriers now transport approximately 25% of all domestic U.S. passengers compared to less than 10% a decade ago. They now compete for, and thus influence industry pricing on, approximately 75% of all U.S. domestic passenger ticket sales compared to less than 20% a decade ago. Low-fare low-cost airlines are increasingly offering passenger amenities, such as in-flight entertainment and leather seating, which were once traditionally offered by only network carriers. In addition, low-fare low-cost airlines are receiving an increasing number of operating rights in slot-restricted airports. The threat from low-fare low-cost airlines accelerated noticeably in 2003 as the capital markets opened up to them resulting in their ordering hundreds of aircraft. Several low-fare low-cost airlines, including Southwest Airlines and Frontier Airlines, have launched service or announced plans to launch service at Philadelphia, a hub airport for US Airways. The surge in aircraft orders and better recent financial performance relative to traditional network carriers suggest that the low-fare low-cost airline threat will significantly intensify over the next few years. The growing presence of competitors’ regional jets also poses a threat to the Company. Regional jets are faster, quieter and more comfortable than turboprops and generally preferred by customers over turboprops. In recent years, the Company has lost significant market share in markets where it operates with turboprop aircraft and competitors have introduced regional jet service. As discussed below, the Company is implementing a plan to deploy additional regional jets and introduced 43 regional jets into its network during 2003, a 61% increase.

In addition to the growing presence of low-fare low-cost airlines and competitors’ regional jets in its markets, other industry trends have resulted in continued ticket pricing pressure for the Company. A decline in overall industry revenue since 2001 has not been matched by an equivalent reduction in industry capacity, resulting in an oversupply situation that continues to depress fares relative to past averages. The increasing transparency of fares available through internet sources and other changes in fare structures which result in lower fares for many business travelers contribute to the pressure on pricing.

Aviation fuel is typically the Company’s second largest expense. Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of its control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including the impact of political instability on crude production, especially in Russia and OPEC countries; unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries; unpredicted increases to oil demand due to weather or the pace of economic growth; inventory levels of crude, refined products and natural gas; and other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges. Because the operations of the Company are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect liquidity, results of operations and financial condition. Furthermore, the implications of a sharp increase in the price of aviation fuel for a prolonged period of time would be significant. Recent increases in fuel prices coincided with the decline in the value of the U.S. dollar which negatively impacted fuel prices in 2003. If this trend persists, the Company faces the risk of sustained high fuel prices. The Company utilizes financial instruments designed to reduce its exposure related to fuel price increases (see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below for more information).

As discussed in more detail below, the Company and seven of its domestic subsidiaries emerged from bankruptcy on March 31, 2003. In connection with this, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act (Stabilization Act) from the Air Transportation Stabilization Board (Stabilization Board) in connection with a $1 billion term loan financing (the ATSB Loan). The definitive documentation relating to the ATSB Loan contains covenants that require the Company to satisfy ongoing financial requirements, including debt ratio, fixed charge coverage ratio and minimum liquidity levels. The ATSB Loan contains covenants that also limit, among other things, the Company’s ability to pay dividends on its common stock, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 reorganization. Effective March 12, 2004, US Airways obtained covenant relief for the measurement periods beginning June 30, 2004 through December 31, 2005. If the Company is unable to meet these financial covenants, as amended, the Company would be in default under the ATSB Loan and the Stabilization Board would have the right to accelerate the ATSB Loan and exercise other remedies against the Company. Such acceleration would have a material adverse effect on the Company’s future liquidity, results of operations and financial condition.

A key component to the Company’s overall restructuring plan is the increased usage of regional jets. The Company uses regional jets to fly into low-density markets where large-jet flying is not economical as well as replace turbo props with regional jets to better meet customer preferences. US Airways’ agreement with its pilots provides that it may operate up to 465 regional jets, subject to certain restrictions (see Item 1 “Airline Industry and the Company’s Position in the Marketplace” for more details regarding the restrictions). In May 2003, US Airways Group entered into agreements to purchase a total of 170 regional jets from Bombardier, Inc. (Bombardier) and Empresa Brasileira de Aeronautica S.A. Through December 31, 2003, the Company had taken delivery of seven aircraft under the Bombardier purchase contract. The order equally splits between the two regional jet manufacturers a combination of 170 firm orders and 380 options to purchase regional jets. The Company has secured approximately 85% to 90% of the necessary financing for its firm-order regional jet aircraft. These financings include commitments from General Electric (GE) and from the respective airframe manufacturers and are subject to certain credit standards or financial tests. Among the applicable credit standards under the aircraft financing commitments is the requirement that US Airways Group or US Airways maintains a minimum corporate credit rating of “B-” by Standard & Poor’s (S&P) or “B3” by Moody’s Investor Service (Moody’s) and customary conditions precedent including a material adverse change clause with prospective application. On January 9, 2004, S&P downgraded both US Airways Group and US Airways to a “B-” rating and US Airways Group and US Airways remain on CreditWatch. US Airways Group and US Airways cannot be certain that they will be able to maintain these ratings, particularly in view of the ongoing weakness in the airline industry and the net losses experienced by the Company. If US Airways Group or US Airways, as the case may be, is unable to maintain at least its current corporate credit rating of “B-” from S&P, GE and/or any of the airframe manufacturers may, at their sole discretion, elect not to provide financing for the regional jet orders as described above. In such event, since US Airways currently does not have available any alternative financing sources, US Airways may be unable to execute its regional jet business plan which would likely have a material adverse effect on the Company’s future liquidity, results of operations (i.e., revenue contribution from regional jet operations) and financial condition.

The competitive environment is putting increasing pressure on controlling costs. Despite the recent emergence from bankruptcy and the resulting cost reductions, the Company may not be able to effectively counteract decreasing revenues and increasing costs through its cost reduction initiatives, revised business plan, customer service initiatives and revised pricing structures. Moreover, its liquidity and borrowing options are limited and it may be severely impacted should there be a prolonged economic downturn, further decreases in demand for air travel or substantial increases in fuel costs. The inability to achieve sustained profitability may negatively impact the Company’s ability to satisfy its obligations as they become due, obtain future equity or debt financing or to do so on economical terms and sustain or expand the business.

Given the Company’s significant operating losses and the factors described above, the Company is pursuing a plan to further reduce cost per available seat mile by at least 25% built around a complete business remodeling that will allow it to be profitable in a variety of competitive environments. Key elements of this plan include marketing and distribution techniques, employee compensation, benefits and work rules, and airline scheduling and operations. The Company has targeted mid-year 2004 for implementation of many of the actions needed to achieve the cost reductions. However, since the plan will require changes in the

Company’s collective bargaining agreements, there can be no assurance that this date can be met. Failure by the Company to achieve the above-described competitive cost structure will force it to reexamine its strategic options.

Chapter 11 Reorganization

Background

On August 11, 2002 (Petition Date), US Airways Group and its seven domestic subsidiaries (collectively, the Filing Entities), which account for substantially all of the operations of the Company, including its principal operating subsidiary, US Airways, Inc. (US Airways), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 02-83984-SSM through 02-83991-SSM). The reorganization cases were jointly administered under the caption “In re US Airways Group, Inc., et al., Case No. 02-83984-SSM.” During the pendency of the Chapter 11 cases, the Filing Entities continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Filing Entities emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (Plan of Reorganization), which (i) was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003 (Effective Date). In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” (SOP 90-7) the Company adopted fresh-start reporting on the Effective Date.

The Plan of Reorganization constituted a separate plan of reorganization for each of the Filing Entities. In accordance with the Bankruptcy Code, the Plan of Reorganization divided claims against, and interests in, each of the Filing Entities into classes according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the Stabilization Board, the Retirement Systems of Alabama Holdings LLC (RSA), the Company’s management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the Pension Benefit Guarantee Corporation (PBGC), in satisfaction of their allowed claims. The distribution to unsecured creditors is currently estimated to have a value of between 0.65 percent and 0.90 percent of total allowed unsecured claims. The ultimate distribution percentage may fall outside of this range. See “Claims Resolution” below. Persons holding equity in the Company prior to the Effective Date were not entitled to any distribution under the Plan of Reorganization and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the Plan of Reorganization, investors should refer to the Plan of Reorganization confirmed by the Bankruptcy Court on March 18, 2003 and filed with US Airways Group’s Current Report on Form 8-K, dated March 18, 2003 and filed with the SEC on April 2, 2003.

RSA Investment

Pursuant to a definitive agreement, on the Effective Date, RSA invested $240 million in cash in Reorganized US Airways Group (the RSA Investment Agreement) in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of the Effective Date, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s Board of Directors. See also Note 14(a) in the Notes to the Consolidated Financial Statements for a summary of the related party transactions with RSA.

ATSB Loan

As part of its restructuring efforts, US Airways received a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a $1 billion term loan financing. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date. The ATSB Loan is secured by substantially all unencumbered assets of US Airways Group and its subsidiaries and is guaranteed by the Company and each of the Company’s domestic subsidiaries other than US Airways. See “Liquidity and Capital Resources” below for more information, including information related to covenants associated with the ATSB Loan.

Claims Resolution

Pursuant to the bankruptcy process, the Company’s claims agent received approximately 5,300 timely-filed proofs of claims totaling approximately $65 billion in the aggregate, exclusive of approximately $16 billion in claims from Allegheny County, Pennsylvania (Allegheny County) and Allegheny County Airport Authority (ACAA) which have been resolved (see “Pittsburgh Leases” below) and approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $225 million in the aggregate. As of December 31, 2003, the Filing Entities have filed objections totaling approximately $60 billion. The Plan of Reorganization provides for a disputed claims resolution process. The Plan of Reorganization provides for 4,968,720 shares of Class A Common Stock and 3,048,030 each of Class A-1 Warrants and shares of Class A Preferred Stock to be issued to unsecured creditors. Distributions of these shares and warrants through December 2003 totaled approximately 1.8 million shares of Class A Common Stock and 1.1 million each of Class A-1 Warrants and shares of Class A Preferred Stock to unsecured creditors. The effects of these distributions were reflected in the Company’s financial statements upon emergence and will not have any further impact on the results of operations. A number of significant claims, including certain aircraft related claims, remain to be resolved. Accordingly, ultimate allocations and distributions of new equity to claimants in Reorganized US Airways Group on account thereof, are not presently known.

On December 30, 2003, the Bankruptcy Court allowed the $2.1 billion claim by the PBGC related to the termination of US Airways’ pilot pension plan. Given that this plan met the standards of a distress termination and the PBGC’s claim is to be treated as a general unsecured claim, the Company does not have any additional financial exposure associated with this decision and the PBGC will receive a settlement in the form of stock.

Pittsburgh Leases

Pittsburgh International Airport currently serves as a hub for US Airways. On July 25, 2003, US Airways, Allegheny County and ACAA reached an agreement resolving and releasing all bankruptcy claims filed by Allegheny County and ACAA against US Airways with regard to Pittsburgh International Airport. The agreement resolves all bankruptcy claims, including claims relating to the rejections of the airline operating agreements and other related terminal lease agreements effective January 5, 2004. Under the agreement, in exchange for the release of all claims, Allegheny County and ACAA entered into a stipulation under which Allegheny County and ACAA will be granted an allowed general unsecured claim in the amount of $211 million to be shared with claims of other unsecured creditors receiving distributions of equity in accordance with the Plan of Reorganization (see “Claims Resolution” above).

On January 5, 2004, US Airways entered into a long-term lease agreement for 10 gates and related terminal and support facilities at Pittsburgh International Airport, to replace the lease that was rejected as part of the Company’s Chapter 11 reorganization. Under the agreement, US Airways will lease ten gates and associated operations and ticketing space on a signatory basis through 2018. The balance of 40 gates and other facilities currently used by US Airways and US Airways Express carriers at Pittsburgh will be leased on a month-to-month, non-signatory basis.

Additionally, US Airways has entered into a three-year lease agreement, effective January 5, 2004, for its current on-airport support facilities at Pittsburgh International Airport, including maintenance hangars, cargo, mail sorting and foodservice facilities. This includes an option for either party to terminate such agreement with respect to all or part of the facilities after the first year.

US Airways will continue to negotiate with ACAA, Allegheny County and the Commonwealth of Pennsylvania in the hope that a broader agreement can be reached in order to maintain its hub operations at Pittsburgh. State and local officials are exploring whether new revenue sources can be devoted to relieve airlines operating at Pittsburgh of some of the cost of servicing the $640 million debt load the airport currently carries. In the meantime, US Airways has agreed to operate a schedule close to its existing service at Pittsburgh through September 2004 in order to allow negotiations to continue.

Results of Operations

As discussed above, the Company emerged from Chapter 11 and adopted fresh-start reporting on March 31, 2003. References to “Predecessor Company” refer to the Company prior to March 31, 2003. References to “Successor Company” refer to the Company on and after March 31, 2003, after giving effect to the cancellation of the then-existing common stock and the issuance of new securities in accordance with the Plan of Reorganization and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, full year 2003 has been compared to 2002 as included, in part, in the Company’s Consolidated Statements of Operations (which are contained in Part II, Item 8 of this report) and in “Selected Operating and Financial Statistics” below. Except where noted, operating statistics referred to below are for scheduled service only.

2003 Compared With 2002

Operating Revenues–Operating revenues decreased $131 million, or 1.9%. Passenger transportation revenue decreased $149 million or 2.4%. Revenue passenger miles (RPMs) declined 4.4% which decreased revenues by $277 million, partially offset by a 2.1% improvement in yield which increased revenues by $127 million. Passenger transportation revenue for 2003 includes a favorable $34 million adjustment to the traffic balances payable account for unused and now expired tickets. Other operating revenue increased 4.9% due to increased third party fuel sales and mileage credit sales partially offset by lower ticket change and cancellation fees.

Operating Expenses–Operating expenses declined by $1.20 billion, or 14.4%. Operating expenses excluding Government compensation and Asset impairments and other special items were lower by 8.7% on a capacity decrease (as measured by available seat miles or ASMs) of 6.9%. Personnel costs decreased 18.2% due to lower headcount levels, wage rates and employee pension and benefit expenses partially offset by $125 million of stock-based compensation expenses resulting from the issuance of Class A Common Stock to employees covered by collective bargaining agreements following emergence from Chapter 11. Aviation fuel increased 6.1% due to higher average fuel prices partially offset by schedule-driven decreases in consumption. US Airways Express capacity purchases increased 33.8% reflecting a 32% increase in purchased ASMs from third-party regional jet operators. Aircraft rent decreased 17.7% due to favorably restructured leases and lease rejections made in connection with the Company’s Chapter 11 filing, which was partially offset by new leases as a result of the conversion of mortgaged aircraft to leased aircraft. Other rent and landing fees were flat as a result of schedule-driven decreases in landing fees offsetting increased airport rental expenses associated with the new terminal in Philadelphia. Selling expenses decreased 7.9% due to sales volume driven decreases in credit card fees and sales- and rate-driven decreases in computer reservation system fees. Travel agent commission rates decreased due to the elimination of the base domestic commissions in March 2002 and increases in internet bookings which are less costly to the Company. Depreciation and amortization decreased 21.4% due to fewer owned aircraft in the operating fleet and lower book values on the existing fleet as a result of fresh-start reporting. Other operating expenses decreased 8.7% due to decreases in insurance expenses and schedule-related expenses including passenger food expenses and crew travel expenses and a $17 million and $12 million reduction to an accrual upon the resolution of previously outstanding contingencies partially offset by increases in expenses associated with third-party fuel sales. Refer to “Description of Unusual Items” below for information on Asset impairments and other special items and Government compensation.

Other Income (Expense)– Other Income (Expense), net increased $2.3 billion from an expense of $598 million in 2002 to income of $1.7 billion in 2003. Interest income decreased due to lower return rates partially offset by higher average investment balances. Interest expense decreased as a result of the conversion of mortgaged aircraft to leased aircraft and the abandonment of certain aircraft partially offset by interest related to the ATSB Loan. Other, net income increased as a result of a $30 million gain recognized in connection with the Company’s sale of its investment in Hotwire, Inc. and mark-to-market adjustments on certain stock options held by the Company. Refer to “Description of Unusual Items” below for information on Reorganization items, net.

Provision (Credit) for Income Taxes–The Company’s federal and state income tax expense was $11 million in 2003 representing an effective tax rate of 0.7%. This differed from statutory rates primarily due to utilization of net operating loss carryforwards. During 2001, the Company recognized a valuation allowance against its net deferred tax asset. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding their ultimate realization. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Job Act), the Company recognized an income tax credit equal to the Company’s carryback potential. The Job Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in 2002 includes $74 million related to 2001 losses realizable due to the enactment of the Job Act and recorded in the period of enactment. The Company continued to record a valuation allowance against its net deferred tax asset which resulted in a 2002 effective tax rate of 13%.

Cumulative Effect of Accounting Change–Effective January 1, 2002, PSA Airlines, Inc. (PSA), a wholly owned subsidiary of the Company, changed its method of accounting for engine maintenance from accruing on the basis of hours flown to expensing as incurred. In connection with the change, PSA recognized a $17 million credit representing the cumulative effect of the accounting change.

Selected Operating and Financial Statistics–System capacity (as measured by ASMs) decreased 6.9% and passenger volume (as measured by RPMs) decreased 4.4% in 2003. These decreases resulted in a 71.5% system passenger load factor, representing a 1.9 percentage point increase over 2002. System yield improved 2.1% reflecting a modest improvement in economic conditions. Both RPMs and ASMs were significantly affected by the schedule reductions initiated following the Company’s Chapter 11 filing. In addition, hurricanes Isabel, Fabian and Henri adversely impacted the Company’s operating and financial performance in 2003. US Airways full-time equivalent employees at December 31, 2003 declined 12.4% reflecting the headcount reduction measures put in place in connection with the Company’s 2002 restructuring.

2002 Compared With 2001

Operating Revenues– Operating revenues decreased $1.31 billion, or 15.8%. Passenger transportation revenues decreased $1.26 billion or 16.7%. RPMs declined 10.9% which decreased revenues by $822 million combined with a 6.5% decrease in yield which decreased revenues by $433 million. The unfavorable yield variances reflect a decline in business traffic as many companies imposed corporate travel restrictions due to the further weakening of the general economy, particularly after September 11th. In addition, the airline industry engaged in heavy price discounting to stimulate the industry-wide soft demand related to the sluggish economic conditions as well as the threat of war in Iraq and further terrorist attacks. The decrease in RPMs is due to the schedule reductions that were initiated after September 11th and again after the Company’s bankruptcy filing in August 2002. Cargo and freight revenues decreased 14.5% primarily as a result of lower mail revenues, which reflect mail carriage restrictions imposed by the Federal Aviation Administration in the aftermath of September 11th. Other operating revenue decreased due to lower mileage credit sales and revenues related to lease of surplus aircraft.

Operating Expenses–Operating expenses declined by $1.68 billion, or 16.8%. Excluding Government compensation and Asset impairments and other special items the Company’s operating expenses were lower by 14.6% on a capacity decrease of 13.1%. The Company’s Personnel costs decreased 12.6% due to lower headcount levels and wage rate and salary reductions relating to the Company’s reorganization. This was partially offset by increases in employee pension and benefit expenses. Aviation fuel decreased 29.1% due to lower average fuel prices and schedule-driven decreases in consumption. US Airways Express capacity purchases increased 23.0% reflecting a 25% increase in purchased ASMs from third-party regional jet operators. Aircraft rent decreased 8.4% due to the reduction in the number of leased aircraft that were operated. Other rent and landing fees decreased 4.5% due to schedule-driven reductions in landings partially offset by higher landing fee rates. Aircraft maintenance decreased 23.9% reflecting the retirement of older aircraft as well as the closure of the US Airways engine shop in Pittsburgh, PA in the fourth quarter of 2001. Selling expenses decreased 31.7% due to elimination of the base domestic commissions in March 2002 and increases in internet bookings which are less costly to the Company and generally lower maximum payments to travel agents implemented in August 2001 as well as sales volume driven decreases in credit card fees and computer reservation service fees. Depreciation and amortization decreased 24.7% due to the retirement of the F100, B737-200, MD80 and DC9 aircraft fleets partially offset by the purchase of new Airbus aircraft. In addition, the Company ceased amortizing its goodwill effective January 1, 2002 in connection with its adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This favorably impacted expenses by $19 million. Other operating expenses decreased 10.7% due to decreases in schedule-related expenses including passenger food expenses, crew travel expenses and interrupted trip expenses. These decreases were partially offset by higher insurance expenses and higher security expenses. Refer to “Description of Unusual Items” below for information on Asset impairments and other special items and Government compensation.

Other Income (Expense)–Interest income decreased due to lower average investment balances and return rates. Interest expense increased due to the higher level of debt outstanding. Refer to “Description of Unusual Items” below for information on Reorganization items, net and Merger termination fee.

Provision (Credit) for Income Taxes–During 2001, the Company recognized a valuation allowance against its net deferred tax asset. As a result of the March 2002 enactment of the Job Act, the Company recognized an income tax credit equal to the Company’s carryback potential. The tax credit recorded in 2002 includes $74 million related to 2001 losses realizable due to the enactment of the Job Act and recorded in the period of enactment. The Company continued to record a valuation allowance against its net deferred tax asset which resulted in a 2002 effective tax rate of 13%. The effective tax rate was 32% for the first six months of 2001 after which the Company recorded a valuation allowance which resulted in an effective tax rate of 15%. The tax credit for the first six months of 2001 results from the tax benefits associated with the pretax losses offset by the tax effects of the Company’s permanent tax differences.

Selected Operating and Financial Statistics–System capacity (as measured by ASMs) decreased 13.1% and passenger volume (as measured by RPMs) decreased 10.9% in 2002. These decreases resulted in a 69.6% system passenger load factor, representing a 1.7 percentage point increase over 2001. Full year comparisons are rendered less meaningful due to the events of September 11th. US Airways was one of the airlines most significantly affected by the events of September 11th. Not only were US Airways’ operations shut down entirely for three days in September, but Reagan National, at which US Airways is the largest carrier, was closed until October 4, 2001. Service was not fully restored there until May 2002. In addition, the Company made very significant schedule changes as a result of the conditions after September 11th. System yield decreased 6.5% for 2002 reflecting fewer high-yield ticket sales (i.e. business sales) and heavy price discounting used to stimulate the industry-wide soft demand related to the sluggish economic conditions as well as the threat of war in Iraq and further terrorist attacks.

Description of Unusual Items

Asset Impairments and Other Special Items–Asset impairments and other special items included within the Company’s Consolidated Statements of Operations includes the following components (dollars in millions):

	Successor Company		Predecessor Company
	Nine Months Ended December 31, 2003		Year Ended December 31,
			2002		2001
Aircraft order cancellation penalty	$35	(a)	$—		$—
Aircraft impairments and related charges	—		392	(b)	787	(f)
Pension and postretirement benefit curtailments	—		(90	)(c)	2	(c)
Employee severance including benefits	(1	)(d)	(3	)(d)	83	(d)
Future aircraft lease commitments	—		—		70	(e)
Other	—		21	(g)	16	(g)

	$34		$320		$958

(a)	During the quarter ended June 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery.
(b)	During the fourth quarter of 2002, US Airways conducted an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) on its B737-300, B737-400, B757-200 and B767-200 aircraft fleets as a result of changes to the aircraft’s recoverability periods (the planned conversion of owned aircraft to leased aircraft) as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values for four B737-300s, 15 B737-400s, 21 B757-200s and three B767-200s. In accordance with SFAS 144, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $392 million. Management estimated fair market value using third-party appraisals and recent leasing transactions.
(c)	During the fourth quarter of 2002, US Airways recorded a curtailment credit of $120 million related to certain postretirement benefit plans and a $30 million curtailment charge related to certain defined benefit pension plans. During the fourth quarter of 2001, US Airways recognized a $2 million curtailment charge related to a certain postretirement benefit plan. These curtailments resulted from headcount reductions.
(d)	In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter of 2001. In the fourth quarter of 2001, US Airways recognized a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough. During the quarters ended June 30, 2003 and 2002, the Company recognized $1 million and $3 million, respectively, in reductions to severance pay and benefit accruals related to the involuntary termination or furlough of certain employees.
(e)	During the third and fourth quarters of 2001, US Airways recorded charges of $4 million and $66 million, respectively, representing the present value of the future minimum lease payments on three B737-200 aircraft and four F-100 aircraft, respectively, that were permanently removed from service.
(f)

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
(g)	During the fourth quarter of 2002, US Airways recognized an impairment charge of $21 million related to capitalized gates at certain airports in accordance with SFAS 142. The carrying values of the affected gates were reduced to fair value based on a third party appraisal. During the third quarter of 2001, US Airways recognized a pretax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pretax charge of $3 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date.

Reorganization Items, Net–Reorganization items, net represent amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in the Company’s Consolidated Statements of Operations. Such items consist of the following (dollars in millions):

	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Discharge of liabilities (a)	$3,938	$—
Restructured aircraft financings (b)	967	—
Termination of pension plans (c)	387	—
Damage and deficiency claims (d)	(2,167)	—
Revaluation of assets and liabilities (a)	(1,107)	—
Professional fees	(51)	(61)
Loss on aircraft abandonment (e)	(9)	(68)
Severance including benefits (f)	—	(89)
Write-off of ESOP deferred compensation	—	(50)
Other	(41)	(26)

	$1,917	$(294)

(a)	See Note 3(a) to the Consolidated Financial Statements.
(b)

As of March 31, 2003, the Company had restructured aircraft debt and lease agreements related to 200 aircraft in connection with its Chapter 11 reorganization including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.

(c)	Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which is partially offset by the Company’s estimate of the PBGC claim. See Part I, Item 3, “Legal Proceedings” for more information.
(d)	Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.
(e)	Includes aircraft (seven A319s for 2003 and 34 F-100s, two B757-200s and one B737-400 for 2002) that were legally abandoned as part of US Airways’ Chapter 11 reorganization. Related aircraft liabilities were adjusted for each aircraft’s expected allowed collateral value.
(f)	As a result of schedule reductions made in connection with the Company’s Chapter 11 reorganization, US Airways terminated or furloughed approximately 6,600 employees across all employee groups. Substantially all affected employees were terminated or furloughed prior to March 31, 2003. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit.

Government Compensation–In April 2003, President George W. Bush signed into law the 2003 Emergency Wartime Supplemental Appropriations Act (Emergency Wartime Act), which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. The Emergency Wartime Act included the following key provisions: (1) $2.3 billion of the appropriation was for grants to be made by the Transportation Security Administration (TSA) to U.S. air carriers based on the proportional share each carrier paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees; (2) the TSA would not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003; (3) $100 million of the appropriation would be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft; (4) aviation war risk insurance provided by the federal government was extended until August 2004; and (5) certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees. The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the security fee reimbursement is remote. The Company’s security fee reimbursement was $214 million, net of $4 million due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003. In September 2003, the Company received approximately $6 million of compensation associated with flight deck door expenditures which was recorded as an offset to capital costs.

On September 22, 2001, President Bush signed into law the Stabilization Act which provides, among other things, for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the September 11, 2001 terrorist attacks. The Company received approximately $317 million (US Airways received $306 million and the Company’s Express subsidiaries received $11 million) from the U.S. Government under the Stabilization Act. The rules governing the distribution were finalized during 2002 and an adjustment of $3 million was recognized in 2002 to reduce the amount of compensation received. The payments partially compensated the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

Gain on Sale of Hotwire, Inc.–During the fourth quarter of 2003, US Airways recorded a $30 million gain on the sale of its investment in Hotwire, Inc. The gain is reflected in Other, net on the Company’s Consolidated Statement of Operations.

Merger Termination Fees–In connection with the merger termination agreement in June 2001, UAL Corporation paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. These amounts are included in Other, net on the Company’s Consolidated Statements of Operations.

(this space intentionally left blank)

Selected Operating and Financial Statistics (1)

	Twelve Months Ended December 31,
	2003		2002		2001
Revenue passengers miles (millions):*
System	41,464		43,374		48,685
Mainline	37,741		40,038		45,948
Available seat miles (millions):*
System	58,017		62,329		71,726
Mainline	51,494		56,360		66,704
Total available seat miles (millions):
System	58,106		62,343		71,766
Mainline	51,583		56,373		66,744
Passenger load factor (2):*
System	71.5%		69.6%		67.9%
Mainline	73.3%		71.0%		68.9%
Yield (3):*
System	14.79	¢	14.48	¢	15.48	¢
Mainline (4)	13.05	¢	13.05	¢	14.32	¢
Passenger revenue per available seat mile (5):*
System	10.57	¢	10.08	¢	10.51	¢
Mainline (4)	9.56	¢	9.27	¢	9.86	¢
Revenue passengers (thousands):*
System	52,797		58,389		65,407
Mainline	41,251		47,155		56,114
Mainline revenue per available seat mile (6)	10.75	¢	10.38	¢	10.92	¢

Mainline cost per available seat mile “Mainline CASM” (7)(8)	11.36	¢	12.67	¢	13.43	¢
Mainline average stage length (miles)*	761		685		667
Mainline cost of aviation fuel per gallon (9)	88.29	¢	74.36	¢	86.28	¢
Mainline cost of aviation fuel per gallon (excluding fuel taxes)	83.02	¢	68.90	¢	80.09	¢
Mainline gallons of aviation fuel consumed (millions)	873		972		1,208
Mainline number of aircraft in operating fleet at period-end	282		280		342
Mainline full-time equivalent employees at period end	26,797		30,585		35,232

*	Denotes scheduled service only (excludes charter service).
(1)	Operating statistics include free frequent travelers and the related miles they flew. System statistics encompass all wholly owned airline subsidiaries of US Airways Group, including US Airways, Allegheny Airlines, Piedmont Airlines, PSA Airlines as well as operating and financial results from capacity purchase agreements with Mesa Airlines, Chautauqua Airlines, Trans States Airlines and Midway Airlines. Where noted, unusual items (see above for additional information) and revenues and expenses associated with US Airways’ capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways’ financial results for purposes of mainline financial statistical calculation and to provide better comparability between periods.
(2)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).
(3)	Passenger transportation revenue divided by RPMs.
(4)	Mainline passenger revenue excludes US Airways Express passenger revenue of $1,208 million, $1,058 million and $957 million for the years ended December 31, 2003, 2002 and 2001, respectively.
(5)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).
(6)	Mainline operating revenues divided by ASMs (a measure of unit revenue). Mainline operating revenues exclude US Airways Express operating revenues of $1,214 million, $1,063 million and $962 million for the years ended December 31, 2003, 2002 and 2001, respectively.
(7)	Total Operating Expenses divided by ASMs (a measure of unit cost).
(8)	Mainline operating expenses exclude US Airways Express capacity purchases of $1,145 million, $1,094 million and $908 million for the years ended December 31, 2003, 2002 and 2001, respectively. Operating expenses for each period include unusual items as follows:
■	For the year ended December 31, 2003, operating expenses include an aircraft order penalty of $35 million (0.07¢) and government compensation of $212 million (0.41¢).
■	For the year ended December 31, 2002, operating expenses include aircraft impairment and related charges of $392 million (0.70¢), a benefit on the pension and postretirement curtailment of $90 million (0.16¢), an impairment charge related to capitalized gates at certain airports of $21 million (0.04¢) and a reduction to the involuntary severance accrual of $3 million (0.01¢).
■	For the year ended December 31, 2001, operating expenses include aircraft impairment and related charges of $958 million (1.44¢) and government compensation of $309 million (0.46¢).
(9)	Includes fuel taxes and transportation charges and excludes service fees.

Liquidity and Capital Resources

As discussed in “Results of Operations” above, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of liquidity and capital resources, full year 2003 has been compared to 2002 as included, in part, in the Company’s Consolidated Statements of Cash Flows (which are contained in Part II, Item 8 of this report).

As of December 31, 2003, the Company’s Cash, Cash equivalents and Short-term investments totaled $1.29 billion compared to $634 million as of December 31, 2002 (the Company’s Consolidated Balance Sheets are contained in Part II, Item 8 of this report).

The Company continues to be highly leveraged. Substantially all of its assets including aircraft and engines are subject to liens securing indebtedness. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company needs to satisfy covenants in the ATSB Loan as noted below. The industry is highly competitive. In order to preserve and enhance its industry position, the Company continuously reviews its strategies for the use of its assets, including exiting non-performing markets and expansion into new markets, both alone and with partners, in order to deploy its resources most effectively.

Statements of Cash Flow Discussion

For 2003, the Company’s operating activities before reorganization items used net cash of $77 million compared to operating activities for 2002 which used net cash of $302 million. Included in 2003 cash flow from operating activities is $218 million received from the TSA in connection with the Emergency Wartime Act. Included in net cash used for operating activities for 2002 is an income tax refund of $169 million received by the Company primarily as a result of the Job Creation and Worker Assistance Act of 2002, $53 million of compensation received under the Stabilization Act and payments of $188 million of ticket taxes for which remittance was deferred until January 2002 under the Stabilization Act. Operating cash flows for 2003 were adversely affected by the same factors that adversely affected financial results during 2002 (see discussion in “Results of Operations” above) including depressed economic conditions and relatively high fuel prices. As a result of filing for bankruptcy in August 2002, the Company received liquidity protection under the automatic stay provisions of the Bankruptcy Code related to prepetition liabilities. While difficult to quantify, this impacted cash flows from operating activities favorably after the Petition Date through the Effective Date. For 2001, the Company’s operating activities used net cash of $112 million. Operating cash flows were adversely impacted by the weak economic environment that was prevalent most of the year and the precipitous drop in operating revenues after September 11th. Operating cash flows in 2001 were favorably impacted by $264 million of grants pursuant to the Stabilization Act and $188 million of ticket taxes deferrals noted above.

For 2003, net cash used for investing activities was $511 million. Investing activities included cash outflows of $215 million related to capital expenditures, including $174 million for purchase deposits on future regional jet aircraft deliveries and payments made in connection with the delivery of two regional jets with the balance related to rotables, ground equipment and miscellaneous assets. Increase in short-term investments reflects activity required to increase returns on the Company’s higher cash balances. Increase in restricted cash reflects additional collateral deposits related to the Company’s third party credit card processor, workers’ compensation insurance provider and fuel hedging program, partially offset by lower balances in trust accounts (see below). Other investing reflects $24 million in proceeds received related to the sale of the Company’s investment in Hotwire, Inc.

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

The Company, in the ordinary course of business, withholds from employees and collects from passengers funds that are required to be paid to applicable governmental authorities, and include withholding for payroll taxes, transportation excise taxes, passenger facility charges, transportation security charges and other related fees. During the second quarter of 2002, the Company established trusts to fund these obligations. The initial funding (which totaled approximately $201 million) and the net cash flows of the trust are reflected in Decrease (increase) in restricted cash on the Company’s Consolidated Statements of Cash Flows. The funds in the trust accounts, which totaled $164 million and $208 million as of December 31, 2003 and 2002, respectively, are classified as Restricted cash on the Company’s Consolidated Balance Sheets, including $124 million and $146 million in current Restricted cash and $39 million and $62 million in noncurrent Restricted cash, respectively.

Net cash provided by financing activities during 2003 was $1.02 billion. US Airways received proceeds of $1 billion from the ATSB Loan. Additionally, prior to emergence from Chapter 11 the Company borrowed $69 million under a debtor-in-possession facility provided by RSA (RSA DIP Facility) and $62 million under a debtor-in-possession liquidity facility provided by General Electric (GE DIP Facility). The Company borrowed $114 million under an exit liquidity facility provided by GE and $20 million on a credit facility provided by GE (see below). The Company also received proceeds of $240 million in connection with the RSA Investment Agreement and $34 million related to a private placement offering (see below). The Company used a portion of the proceeds it received in connection with its emergence from Chapter 11 to repay $369 million that was then outstanding under the RSA DIP Facility (including the $69 million discussed above) on the Effective Date. The Company also used a portion of the proceeds to repay the $62 million then outstanding under the GE DIP Facility. The Company also made principal payments of debt of $85 million including a $24 million required prepayment on the ATSB Loan related to the sale of Hotwire, Inc.

Net cash provided by financing activities during 2002 was $334 million. US Airways received proceeds of $116 million from the mortgage financing of three A321 aircraft (two other A321s were financed in noncash transactions). Additionally, US Airways received proceeds of $33 million with the private placement of pass through certificates that partially financed five previously delivered A330s and $18 million from an engine manufacturer credit facility (see below). The Company also borrowed $300 million under the RSA DIP Facility and $75 million under a senior secured debtor-in-possession financing facility provided by Credit Suisse First Boston, Cayman Islands Branch, and Bank of America, N.A., with participation from the Texas Pacific Group (Original DIP facility). The Company used a portion of the RSA DIP Facility funds to repay the full $75 million that was then outstanding under the Original DIP Facility. Prior to the bankruptcy filing, the Company made scheduled principal repayments of long-term debt in the amount of $77 million. Subsequent to the bankruptcy filing, the Company made principal repayments of debt of $56 million including $38 million to the engine manufacturer credit facility.

Net cash provided by financing activities during 2001 was $1.03 billion. This included proceeds of $344 million from the sale-leaseback of eight A320-family aircraft, $389 million from the engine manufacturer credit facility and $562 million from the mortgages of ten A320-family aircraft and three A330 aircraft. In addition, US Airways received $22 million from special facility revenue bond financings. These proceeds were partially offset by the scheduled principal repayments of long-term debt in the amount of $290 million including the February 1, 2001 repayment of US Airways’ $175 million 9 5/8% Senior Notes.

Financings During Chapter 11 and Post Effective Date Financings

As part of its reorganization, US Airways received a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a $1 billion term loan financing. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date. The ATSB Loan is guaranteed by the Company and each of the Company’s domestic subsidiaries (other than reorganized US Airways). The ATSB Loan is secured by first priority liens on substantially all of the unencumbered present and future assets of the reorganized Filing Entities (including certain cash and investment accounts, previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan bears interest (a) if funded through a participating lender’s commercial paper conduit program, at a rate of interest equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board’s guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, the Stabilization Board received 7,635,000 warrants that enable it to purchase shares of Reorganized US Airways Group’s Class A Common Stock at $7.42 per share.

The maturity date of the ATSB Loan is October 1, 2009. Prior to entering into the March 2004 amendment (see below), the ATSB Loan required semi-annual amortization payments commencing in October 2006, each amortization payment to be in the amount of $125 million, with a final principal payment of $226 million, less any prepayments, due on the maturity date of the ATSB Loan.

The ATSB Loan is subject to acceleration upon the occurrence of an event of default, after expiration of applicable notice and/or cure periods. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales (except as provided for in the amendment described below) and the issuance of certain debt or equity securities and (ii) the value of the collateral pledged in respect of the ATSB Loan decreasing below specified coverage levels.

The ATSB Loan contains covenants that require the Company to satisfy ongoing financial requirements, including debt ratio, fixed charge coverage ratio and minimum liquidity levels. The ATSB Loan also contains covenants that limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 reorganization. The amendment described below does not eliminate any of these covenants.

The ATSB Loan’s financial covenants, modified as described below, were negotiated based upon the future expectations with respect to performance of the Company and of the airline industry. These expectations included assumptions about the extent of a general recovery in the airline industry and the time parameters within which that recovery might occur, as well as the Company’s performance with respect to the rest of the industry. The Company needs to satisfy these financial covenants beginning June 30, 2004.

Effective March 12, 2004, US Airways entered into an amendment to the ATSB Loan which provides for a partial prepayment of the loan and modifications of financial covenants (covenant relief) for the measurement periods beginning June 30, 2004 through December 31, 2005. Existing ratios used in financial covenants have been adjusted and reset to accommodate the Company’s forecast for 2004 and 2005. In exchange for this covenant relief, US Airways will make an immediate voluntary prepayment of $250 million, which will reduce, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan). RSA, as one of the lenders under the ATSB Loan, will receive a pro rata portion of the prepayment amount based on the percentage of the original aggregate amount of the ATSB Loan that RSA funded. The disinterested members of the Board of Directors approved the voluntary prepayment, including RSA’s receipt of its pro rata portion of the prepayment amount.

The amendment also provides for US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale up to a total of $125 million to the extent that, among other things, definitive documentation for such asset sales is completed by February 28, 2005. In addition, US Airways may now accept a third party secured note as permitted consideration for certain asset sales (including the US Airways Shuttle and wholly owned regional airline assets) as long as certain conditions are met. Such conditions include that such note’s amortization schedule shall be no more favorable than the ATSB Loan, proceeds from such note are used to prepay the ATSB Loan, the credit strength of the ATSB Loan would not be affected adversely as measured by certain ratings tests, and such note be pledged as collateral for the ATSB Loan. Finally, in consideration for the ATSB lenders amending the provision related to the going concern paragraph in the independent auditor’s report for the Company’s audited financial statements for the year December 31, 2003, US Airways agreed to change the month end minimum unrestricted cash covenant to exceed the lesser of the outstanding ATSB Loan balance or $700 million and to commit that no intra-month end of day unrestricted cash balance would fall below the lesser of the outstanding ATSB Loan balance or $575 million.

If the Company is unable to meet the aforementioned financial covenants, as amended, it would be in default under the ATSB Loan and the Stabilization Board has the right to accelerate the ATSB Loan and exercise other remedies against US Airways. Such acceleration would have a material adverse effect on the Company’s future liquidity, results of operation and financial condition.

Pursuant to the RSA Investment Agreement, on the Effective Date, RSA invested $240 million in cash in Reorganized US Airways Group in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of the Effective Date, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and entitled to designate and vote to elect eight of 15 seats to Reorganized US Airways Group’s Board of Directors.

In November 2001, US Airways obtained a $404 million credit facility from General Electric (GE Credit Facility). The GE Credit Facility is secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, the terms of this credit facility were renegotiated so that borrowings bear interest rates of LIBOR plus 3.5% and the term of the facility was extended from 2006 to 2012.

GE is the Company’s largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 121 of the Company’s current operating aircraft. It also maintains the engines on the Company’s B737-family aircraft, A320-family aircraft and B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues. The Company obtained additional financing from GE in the form of a liquidity facility of up to $360 million (GE Liquidity Facility). Borrowings under the liquidity facility bear interest of LIBOR plus 4.25%. GE received warrants to purchase 3,817,500 shares of Class A Common Stock at $7.42 per share in Reorganized US Airways Group. GE subsequently agreed to provide committed financing for up to 70 regional jets or $1.4 billion utilizing lease equity and/or mortgage debt. See “Introduction” above for a discussion of conditions related to the committed financing.

Every obligation of the Company to GE is generally cross-defaulted to all GE obligations including the GE Credit Facility and is cross-collateralized to the collateral securing the GE Credit Facility.

Contractual Obligations

The following table provides detail of the Company’s future cash contractual obligations as of December 31, 2003 (dollars in millions).

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt and capital lease obligations (1)	$360	$142	$214	$311	$308	$1,819	$3,154
Operating lease commitments (2)	807	786	697	604	530	3,966	7,390
Aircraft purchase commitments	1,934	854	414	31	2	—	3,235
Regional jet capacity purchase agreements	341	245	245	245	233	529	1,838

Total	$3,442	$2,027	$1,570	$1,191	$1,073	$6,314	$15,617

(1)	Excludes related interest amounts.
(2)	Includes aircraft obligations financed under enhanced equipment trust certificates.

In addition to the commitments summarized above, the Company is required to make contributions to its defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). The Company’s estimated 2004 minimum required contributions to its defined benefit pension plans are approximately $238 million (this estimate does not assume that Congress passes certain legislation providing for changes to current ERISA funding requirements which would defer certain contributions to be made). Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, the Company is not able to reasonably estimate its future required contributions beyond 2004. Congress is also considering other legislation that, if passed, would further reduce the Company’s 2004 minimum required contributions.

As of December 31, 2003, US Airways Group has 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009. US Airways Group also has 10 A330-200 aircraft on firm order scheduled for delivery in the years 2007 through 2009. In addition, US Airways Group has firm orders for 53 CRJ Series 200, 50-seat single-class aircraft and 25 CRJ 701, 70-seat single-class aircraft. All firm-order CRJ aircraft are scheduled to be delivered by April 2005. US Airways Group also has firm orders for 85 Embraer ERJ-170, 72-seat aircraft, with the first delivery scheduled for March 2004. US Airways Group has the option to convert the ERJ-170s to ERJ-175s with 76 seats. All ERJ-170 deliveries are scheduled to be received by September 2006. As of December 31, 2003, the minimum determinable payments associated with these acquisition agreements for all firm-order aircraft (including progress payments, payments at delivery, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated to be $1.93 billion in 2004, $854 million in 2005, $414 million in 2006, $31 million in 2007 and $2 million in 2008. As a result of the recent regional jet aircraft orders, the Company believes it is probable it will not take delivery of certain previously ordered narrow-body aircraft and recorded an accrual of $35 million for related penalties during the three months ended June 30, 2003.

Other

The Company had substantial net operating loss (NOL) carryforwards at December 31, 2002, for federal income tax purposes. However, the NOLs were reduced at December 31, 2003 by discharge of indebtedness income of $1.2 billion from the bankruptcy. In addition, the Company experienced an “ownership change” (within the meaning of Internal Revenue Code Section 382) on the Effective Date as a result of the issuance of equity to the claimholders and RSA pursuant to the Plan of Reorganization. As a result, the Company’s ability to use NOLs or other tax attributes that remain after the offset of discharge of indebtedness income is limited.

Because RSA holds a significant equity position in Reorganized US Airways Group, if RSA disposes of all or a significant amount of this position, it could cause Reorganized US Airways Group to undergo a new ownership change. This would generally limit (or possibly eliminate) Reorganized US Airways Group’s ability to use post-Effective Date NOLs and other tax attributes.

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

The Company’s agreement with National Processing Corporation (NPC), a division of National City Bank of Cleveland, for the processing of domestic Visa and MasterCard transactions expired in May 2003. At that time, US Airways reached an agreement with Bank of America, N.A. to commence the processing of these transactions. This new agreement expires in December 2008. US Airways was required to deposit $48 million in additional cash collateral with Bank of America in excess of the amount on deposit with NPC at the commencement of the agreement. The total collateral amount posted with Bank of America is increased or decreased weekly due to changes in unflown ticket liability, credit ratings, cash balances and other financial and non-financial measures. The balance at December 31, 2003 was $159 million and was included in noncurrent restricted cash on the Consolidated Balance Sheet.

The Company sold 4,679,000 shares of its Class A Common Stock at a price of $7.34 per share before transaction fees during August 2003 in a private placement transaction with Aviation Acquisition L.L.C., Goldman, Sachs and Co. and OCM Principal Opportunities Fund II, L.P. These shares relate to Class A Common Stock retained by US Airways Group from those shares allocated to employees pursuant to the Plan of Reorganization and vested at July 31, 2003. The retained shares represent the employee tax withholding obligation with respect to the vested portion of the restricted stock grants. The amount of withholding was determined on the basis of a price of $7.34 per Class A common share and applicable federal, state, and local taxes. The net proceeds received by the Company were $34 million related to this transaction and offset the Company’s remittance to taxing authorities.

On October 21, 2003, US Airways Group’s Class A Common Stock began trading on the NASDAQ National Market under the symbol “UAIR”. Prior to listing on the NASDAQ National Market, the Class A Common Stock had limited trading activity on the Over-the-Counter Bulletin Board and in the Pink Sheets, which provide trading for the over-the-counter securities markets.

The Company cannot assure that an active trading market for its stock will exist in the future or that it will be able to maintain its listing on the NASDAQ National Market.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

The Company has no off-balance sheet arrangements of the types described in the first three categories that it believes may have a material current or future effect on its financial condition, liquidity or results of operations. Certain guarantees that the Company does not expect to have a material current or future effect on its financial condition, liquidity or results of operations are disclosed in Note 9 to the Consolidated Financial Statements included in Item 8 of this report.

The Company does have obligations arising out of variable interests in unconsolidated entities. In 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the accounting for these variable interests. See Note 2 to the Consolidated Financial Statements included in Item 8 of this report for a discussion of its off-balance sheet aircraft leases and airport leases.

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

Impairment of Goodwill

Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires management to make judgments about the fair value of the reporting unit to determine whether goodwill is impaired. The reporting unit is US Airways Group. The Company believes that this accounting estimate is a “critical accounting estimate” because: (1) goodwill is a significant asset and (2) the impact that recognizing an impairment would have on the assets reported on the balance sheet, as well as statement of operations, could be material. Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company assesses the fair value of the reporting unit considering both the income approach and market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its estimates on assumptions that it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company concluded that Goodwill was not impaired during 2003. See Note 2(g) to the Consolidated Financial Statements for details regarding past goodwill impairment tests.

Passenger Revenue Recognition

The Company recognizes passenger transportation revenue and related commission expense when transportation is rendered. Passenger ticket sales collected prior to the transportation taking place are reflected in Traffic balances payable and unused tickets on the Consolidated Balance Sheet. Due to various factors including refunds, exchanges, unused tickets and transactions involving other carriers, certain amounts are recorded based on estimates. These estimates are based upon historical experience and have been consistently applied to record revenue. The Company routinely performs evaluations of the liability that may result in adjustments which are recognized as a component of Passenger transportation revenue. Actual refund, exchange and expiration activity may vary from estimated amounts. The Company has experienced changes in customer travel patterns resulting from various factors, including new airport security measures, concerns about further terrorist attacks and an uncertain economy, resulting in more forfeited tickets and fewer refunds. Therefore, during the fourth quarter of 2003, a $34 million favorable adjustment was made to Passenger transportation revenue to reflect an increase in expired tickets.

Fresh-start Reporting

In accordance with SOP 90-7, the Company adopted fresh-start reporting upon emergence from Chapter 11. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Consolidated Balance Sheet. Estimates of fair value represent the Company’s best estimate based on independent appraisals and valuations and, where the foregoing are not available, industry trends and by reference to market rates and transactions. The Company’s fresh-start equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and the Company considered several matters, including the following: (i) certain recent financial information of the Company; (ii) certain financial projections prepared by the Company in connection with the ATSB Loan and RSA Investment Agreement including the underlying assumptions; (iii) the equity transactions encompassed by the RSA Investment Agreement; (iv) a discounted cash flow analysis prepared on a going concern basis; (v) current and historical market values of publicly traded companies that are in businesses reasonably comparable to the Company and (vi) certain additional economic and industry conditions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. See Note 3(a) to the Consolidated Financial Statements for further detail related to the fresh-start fair value adjustments.

Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization

The Company assesses the impairment of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant changes in the manner of use of the assets; significant underperformance relative to historical or projected future operating results; or significant negative industry or economic trends. The Company determines that an impairment has occurred when the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company’s best estimate based on appraisals, industry trends and reference to market rates and transactions. Changes in industry capacity and demand for air transportation can significantly impact the fair value of aircraft and related assets. Refer to “Description of Unusual Items” above for details regarding impairment charges recognized in 2002 and 2001.

Pensions and Other Postretirement Benefits

The Company accounts for its defined benefit pension plans using Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions” (SFAS 87) and its other postretirement benefit plans using Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (SFAS 106). Under both SFAS 87 and SFAS 106, expense is recognized on an accrual basis over employees’ approximate service periods. Expenses calculated under SFAS 87 and SFAS 106 are generally independent of funding decisions or requirements. Exclusive of fresh-start charges, curtailment and settlement items, the Company recognized defined benefit pension plan expense of $52 million, $50 million, $326 million and $200 million for the nine months ended December 31, 2003, three months ended March 31, 2003 and years 2002 and 2001, respectively, and other postretirement benefit expense of $96 million, $36 million, $145 million and $127 million for the nine months ended December 31, 2003, three months ended March 31, 2003 and years ended December 31, 2002 and 2001, respectively.

The calculation of pension and other postretirement benefit expenses and liabilities requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. The Company believes that the two most critical assumptions for pension plans are the expected long-term rate of return on plan assets and the assumed discount rate, and for other postretirement benefit plans are the assumed discount rate and the assumed health care trend rate.

US Airways assumed that its pension plans’ assets would generate a long-term rate of return of 8.00% at September 30, 2003, its measurement date for most of its pension plans. This rate is lower than the assumed rate of 8.75% used at September 30, 2002. The expected long-term rate of return assumption is developed by evaluating input from the plan’s investment consultants, including their review of asset class return expectations and long-term inflation assumptions. The expected long-term rate of return on plan assets was based on a target allocation of assets to the following fund types:

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	35%	9%
Debt securities	45	6%
Real estate	10	8%
Other	10	12%

Total	100%

The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by one-half of a percentage point (from 8.00% to 7.50%) would increase US Airways’ 2004 pension expense by approximately $8 million.

US Airways discounted both its future pension obligations and its other postretirement benefit obligations using a rate of 6.00% at September 30, 2003, compared to 6.75% at September 30, 2002. The assumed discount rate is based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. Both liabilities and future expense increase as the discount rate is reduced. Lowering the discount rate by one-half of a percentage point would have increased US Airways’ pension and other postretirement liabilities at September 30, 2003 by approximately $189 million and $124 million, respectively. Lowering the discount rate used to calculate US Airways’ pension and post-retirement benefit expenses by one-half of a percentage point would increase 2004 expenses by approximately $3 million and $6 million, respectively.

At September 30, 2003, US Airways assumed a health care cost trend rate of 9% in 2004 decreasing to 5% in 2009 and thereafter when computing its other postretirement benefit liabilities and expenses. This compares to a health care cost trend rate of 10% in 2003 decreasing to 5% in 2008 and thereafter. Both the liability and future expense increase as the health care cost trend rate is increased. Increasing the health care cost trend rate by one percentage point would increase the Company’s other postretirement liabilities and service and interest costs as of September 30, 2003 by approximately $258 million and $27 million, respectively.

Future changes in plan asset returns, assumed discount rates, assumed health care trend rates and various other factors related to the participants in the Company’s pension and other postretirement benefit plans will impact future expenses and liabilities. The Company cannot predict with certainty what these factors will be in the future.

(this space intentionally left blank)

Recent Accounting and Reporting Developments

Effective December 8, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Medicare Prescription Drug Act), was signed into law, which provides for a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Most of the Company’s defined benefit postretirement health care plans provide a prescription drug benefit.

The Financial Accounting Standards Board (FASB) issued FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1) on January 12, 2004. FSP 106-1 allowed companies to elect a one-time deferral of the recognition of the effects of the Medicare Prescription Drug Act in accounting for its plan under SFAS 106, and in providing disclosures related to the plan required by SFAS 132 (revised 2003) (see below). The FASB allowed the one-time deferral because of the accounting issues raised by the Medicare Prescription Drug Act, in particular, the accounting for the federal subsidy that is not explicitly addressed in SFAS 106, and because uncertainties exist regarding the direct effects of the Medicare Prescription Drug Act and its ancillary effects on plan participants.

For companies electing the one-time deferral, such deferral remains in effect until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. The Company is currently evaluating the effects of the Medicare Prescription Drug Act on its other postretirement benefit plan and its participants and has elected the one-time deferral. The accumulated postretirement obligation or net periodic postretirement benefit cost for 2003 does not reflect the effects of the Medicare Prescription Drug Act on its other postretirement plan. Additionally, once the specific authoritative guidance on the accounting for the federal subsidy is issued, such guidance could cause the Company to change previously reported information.

On December 23, 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits–an amendment of FASB Statements No. 87, 88 and 106” (SFAS 132 (revised 2003)). SFAS 132 (revised 2003) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132 (revised 2003) will be effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004.

SFAS 132 (revised 2003) replaces the disclosure requirements in SFAS 87, SFAS 88 and SFAS 106. SFAS 132 (revised 2003) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132 (revised 2003) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. Effective December 31, 2003, the Company adopted the disclosure requirements of SFAS No. 132 (revised 2003). See Note 8 to the Consolidated Financial Statements included in Item 8 of this report for such disclosures.

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

Commodity Price Risk

Aviation fuel is typically the Company’s second largest expense. Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including: the impact of political instability on crude production, especially in Russia and OPEC countries; unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries; unpredicted increases to oil demand due to weather or the pace of economic growth; inventory levels of crude, refined products and natural gas; and other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges. Because the operations of the airline subsidiaries are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect the Company’s liquidity, results of operations and financial condition.

The Company utilizes financial derivatives, including fixed price swap agreements, collar structures and other similar instruments, to manage some of the risk associated with changes in aviation fuel prices. As of December 31, 2003, the Company had open fuel hedge positions in place to hedge 30% of its 2004 anticipated jet fuel requirements and 5% of its 2005 anticipated jet fuel requirements. The fair value of these positions was a net asset of approximately $38 million, which is recorded in Prepaid expenses and other in the Company’s Consolidated Balance Sheet. An immediate hypothetical ten percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2003 prices would change the fair value of the commodity derivative financial instruments in place by $22 million.

Interest Rate Risk

Exposure to interest rate risk relates primarily to the Company’s cash equivalents and short-term investments portfolios and long-term debt obligations. As long as the Company maintains or improves its cash and short-term investment balance, it is effectively self-hedged against changes in interest rates with regard to its floating rate debt.

As noted in “Contractual Obligations” above, US Airways Group has future aircraft purchase commitments of $3.24 billion. It expects to lease or mortgage a majority of those commitments. Changes in interest rates will impact the cost of such financings.

As of December 31, 2003 and 2002, the Company had $1.53 billion and $745 million of variable-rate debt outstanding, respectively. Additional information regarding the Company’s long-term debt obligations as of December 31, 2003 is as follows (dollars in millions):

								12/31/03 Fair Value
	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total
Fixed-rate debt	$59	$90	$69	$74	$70	$1,212	$1,574	$1,483
Weighted avg. interest rate	8.0%	11.9%	7.9%	7.9%	7.6%	7.6%
Variable-rate debt	$300	$50	$143	$237	$237	$563	$1,530	$1,360
Weighted avg. interest rate	5.9%	4.8%	5.7%	5.8%	5.8%	5.6%

Equity Price Risk

US Airways holds Sabre Holdings Corporation (Sabre) stock options that have a fair value and carrying value of $7 million as of December 31, 2003. Fair value is computed using the Black-Scholes stock option pricing model. A hypothetical ten percent decrease in the December 31, 2003 value of the Sabre stock price would decrease the fair value of the stock options by $2 million. See Note 5(b) to the Company’s Notes to Consolidated Financial Statements for information related to the fair value of these options.

(this space intentionally left blank)

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Stockholders and Board of Directors

US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2003 (Successor Company) and 2002 (Predecessor Company), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the nine months ended December 31, 2003 (Successor Company), the three months ended March 31, 2003 and each of the years in the two-year period ended December 31, 2002 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2003 (Successor Company) and 2002 (Predecessor Company), and the results of their operations and their cash flows for the nine months ended December 31, 2003 (Successor Company), the three months ended March 31, 2003 and each of the years in the two-year period ended December 31, 2002 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant recurring losses and other matters regarding, among other things, the Company’s ability to maintain compliance with covenants contained in various financing agreements as well as its ability to finance and operate regional jet aircraft and reduce its operating costs in order to successfully compete with low cost airlines, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, on March 18, 2003, the United States Bankruptcy Court for the Eastern District of Virginia confirmed the Company’s Plan of Reorganization (the Plan). The Plan became effective on March 31, 2003 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted fresh-start reporting pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as of March 31, 2003 as further described in Notes 1, 2 and 3 to the consolidated financial statements. As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. Furthermore, as discussed in Notes 2 and 11 to the consolidated financial statements, effective April 1, 2003, the Company changed its method of accounting for stock-based compensation as described by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”; and effective January 1, 2002, the Company changed its method of accounting for its goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and the Company changed its method of accounting for engine maintenance at PSA Airlines, Inc. a wholly owned subsidiary of the Company.

KPMG LLP

McLean, Virginia

March 12, 2004

US Airways Group, Inc.

Consolidated Statements of Operations

(dollars in millions, except per share amounts)

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001
Operating Revenues
Passenger transportation	$4,775	$1,358	$6,282	$7,537
Cargo and freight	97	35	141	165
Other	440	141	554	586

Total Operating Revenues	5,312	1,534	6,977	8,288
Operating Expenses
Personnel costs	2,040	622	3,255	3,726
Aviation fuel	617	213	782	1,103
US Airways Express capacity purchases	515	130	482	392
Aircraft rent	322	109	525	573
Other rent and landing fees	323	106	429	449
Selling expenses	316	91	442	647
Aircraft maintenance	314	88	405	532
Depreciation and amortization	165	67	295	392
Asset impairments and other special items	34	—	320	958
Government compensation	(214)	—	3	(320)
Other	924	315	1,356	1,519

Total Operating Expenses	5,356	1,741	8,294	9,971

Operating Loss	(44)	(207)	(1,317)	(1,683)
Other Income (Expense)
Interest income	15	1	22	61
Interest expense, net	(170)	(73)	(315)	(279)
Merger termination fee	—	—	—	50
Reorganization items, net	—	1,917	(294)	—
Other, net	36	(3)	(11)	(1)

Other Income (Expense), Net	(119)	1,842	(598)	(169)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(163)	1,635	(1,915)	(1,852)
Provision (Credit) for Income Taxes	11	—	(252)	272

Income (Loss) Before Cumulative Effect of Accounting Change	(174)	1,635	(1,663)	(2,124)
Cumulative Effect of Accounting Change	—	—	17	7

Net Income (Loss)	$(174)	$1,635	$(1,646)	$(2,117)

Earning (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(3.25)	$24.02	$(24.45)	$(31.59)
Cumulative Effect of Accounting Change	—	—	0.25	0.11

Net Earnings (Loss) per Common Share	$(3.25)	$24.02	$(24.20)	$(31.48)

Diluted
Before Cumulative Effect of Accounting Change	$(3.25)	$24.02	$(24.45)	$(31.59)
Cumulative Effect of Accounting Change	—	—	0.25	0.11

Net Earnings (Loss) per Common Share	$(3.25)	$24.02	$(24.20)	$(31.48)

Shares Used for Computation (000)
Basic	53,495	68,076	68,040	67,227
Diluted	53,495	68,076	68,040	67,227

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

Consolidated Balance Sheets

December 31,

(dollars in millions, except per share amount)

	Successor Company	Predecessor Company
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$929	$585
Short-term investments	358	49
Restricted cash	151	150
Receivables, net	251	228
Materials and supplies, net	196	192
Prepaid expenses and other	170	104

Total Current Assets	2,055	1,308
Property and Equipment
Flight equipment	2,573	5,395
Ground property and equipment	369	1,153
Less accumulated depreciation and amortization	(127)	(2,663)

	2,815	3,885
Purchase deposits for flight equipment	213	56

Total Property and Equipment	3,028	3,941
Other Assets
Goodwill	2,475	531
Other intangibles, net	572	307
Restricted cash	402	364
Other assets, net	23	92

Total Other Assets	3,472	1,294

	$8,555	$6,543

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current maturities of long term debt and DIP Facility	$360	$300
Accounts payable	376	238
Traffic balances payable and unused tickets	835	784
Accrued aircraft rent	78	174
Accrued salaries, wages and vacation	197	288
Other accrued expenses	707	465

Total Current Liabilities	2,553	2,249
Noncurrent Liabilities and Deferred Credits
Long-term debt, net of current maturities	2,630	18
Deferred gains and credits, net	439	—
Postretirement benefits other than pensions	1,651	1,443
Employee benefit liabilities and other	1,110	2,274

Total Noncurrent Liabilities and Deferred Credits	5,830	3,735

Liabilities Subject to Compromise	—	5,480

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common Stock, par value $1 per share, 101,172,000 shares issued and outstanding	—	101
Class A Common Stock, par value $1 per share, 48,979,000 shares outstanding	49	—
Class B Common Stock, par value $1 per share, 5,000,000 shares outstanding	5	—
Paid-in capital	392	2,147
Accumulated deficit	(174)	(4,583)
Common stock held in treasury, at cost	(1)	(1,711)
Deferred compensation	(44)	(5)
Accumulated other comprehensive loss	(55)	(870)

Total Stockholders’ Equity (Deficit)	172	(4,921)

	$8,555	$6,543

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001
Cash flows from operating activities
Net income (loss)	$(174)	$1,635	$(1,646)	$(2,117)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Gain on debt discharge	—	(3,938)	—	—
Fresh-start adjustments	—	1,107	—	—
Non-cash impairments and other special items	—	809	442	927
Depreciation and amortization	165	67	295	392
Deferred income tax provision	—	—	—	487
Gains on dispositions of property	—	(4)	(2)	(3)
Amortization of deferred gains and credits	(65)	(10)	(48)	(48)
Cumulative effect of accounting change	—	—	(17)	(7)
Other	150	141	174	(28)
Changes in certain assets and liabilities
Decrease (increase) in receivables	44	(67)	23	80
Decrease (increase) in materials and supplies, prepaid expenses, pension assets and other assets	(25)	(6)	454	3
Increase (decrease) in traffic balances payable and unused tickets	(89)	140	(33)	(73)
Increase (decrease) in accounts payable and accrued expenses	47	(95)	(33)	209
Increase in postretirement benefits other than pensions, noncurrent	62	29	89	66

Net cash provided by (used for) operating activities before reorganization items	115	(192)	(302)	(112)
Reorganization items, net	—	(90)	(62)	—

Net cash provided by (used for) operating activities	115	(282)	(364)	(112)
Cash flows from investing activities
Capital expenditures	(207)	(8)	(146)	(1,135)
Proceeds from dispositions of property	18	2	100	53
Decrease (increase) in short-term investments	(289)	(19)	430	280
Decrease (increase) in restricted cash and investments	24	(57)	(370)	(72)
Other	32	(7)	8	7

Net cash provided by (used for) investing activities	(422)	(89)	22	(867)

Cash flows from financing activities
Proceeds from issuance of long-term debt	52	1,081	167	973
Proceeds from issuance of Debtor-in-Possession financings	—	131	375	—
Proceeds from issuance of preferred stock, common stock and warrants	—	240	—	—
Proceeds from the sale-leaseback of aircraft	—	—	—	344
Principal payments on long-term debt and capital lease obligations	(50)	(35)	(133)	(290)
Principal payments on Debtor-in-Possession financings	—	(431)	(75)	—
Sales of treasury stock	34	—	—	2

Net cash provided by (used for) financing activities	36	986	334	1,029

Net increase (decrease) in Cash and Cash equivalents	(271)	615	(8)	50

Cash and Cash equivalents at beginning of period	1,200	585	593	543

Cash and Cash equivalents at end of period	$929	$1,200	$585	$593

Noncash investing and financing activities
Flight equipment acquired through issuance of debt	$30	$—	$77	$—
Capital lease obligation incurred	$—	$—	$—	$32

Supplemental Information
Interest paid during the period	$130	$72	$248	$274
Income taxes refunded (paid) during the period	$(18)	$2	$177	$113

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Three Years Ended December 31, 2003

(dollars in millions)

	Common Stock	Paid- in capital	Accumulated deficit	Common Stock held in treasury	Deferred compensation	Accumulated other comprehensive income (loss), net of income tax effect			Total	Comprehensive income (loss)
						Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability
Predecessor Company:
Balance as of December 31, 2000	$101	$2,241	$(820)	$(1,807)	$(75)	$2	$—	$—	$(358)
Grant of 1,111,000 shares of non-vested stock and 1,849,000 stock options	—	1	—	6	(7)	—	—	—	—
Reversion of 483,000 shares of previously-granted non-vested stock	—	—	—	(6)	6	—	—	—	—
Acquisition of 177,000 shares of Common Stock from certain employees	—	—	—	(1)	—	—	—	—	(1)
Exercise of 104,000 stock options	—	—	—	2	—	—	—	—	2
Reissuance of shares held in treasury for less than cost	—	(57)	—	57	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	14	—	—	—	14
Unrealized loss on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	(17)	—	(17)	$(17)
Minimum pension liability change	—	—	—	—	—	—	—	(138)	(138)	(138)
Net loss	—	—	(2,117)	—	—	—	—	—	(2,117)	(2,117)

Total comprehensive loss										$(2,272)

Balance as of December 31, 2001	101	2,185	(2,937)	(1,749)	(62)	2	(17)	(138)	(2,615)
Grant of 753,000 shares of non-vested stock	—	—	—	5	(5)	—	—	—	—
Reversion of 242,000 shares of previously-granted non-vested stock	—	—	—	(5)	5	—	—	—	—
Reissuance of shares held in treasury for less than cost	—	(38)	—	38	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	7	—	—	—	7
Write off of ESOP deferred compensation	—	—	—	—	50	—	—	—	50
Unrealized loss on available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	(2)	—	—	(2)	$(2)
Unrealized gain on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	27	—	27	27
Minimum pension liability change	—	—	—	—	—	—	—	(742)	(742)	(742)
Net loss	—	—	(1,646)	—	—	—	—	—	(1,646)	(1,646)

Total comprehensive loss										$(2,363)

Balance as of December 31, 2002	$101	$2,147	$(4,583)	$(1,711)	$(5)	$—	$10	$(880)	$(4,921)

(continued on following page)

US Airways Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Three Years Ended December 31, 2003

(dollars in millions)

	Common Stock	Class A Common Stock	Class B Common Stock	Paid- in capital	Accumulated Deficit	Common Stock held in treasury	Deferred compensation	Accumulated other comprehensive income (loss), net of income tax effect			Total	Comprehensive income (loss)
								Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability
Balance as of December 31, 2002	$101	$—	$—	$2,147	$(4,583)	$(1,711)	$(5)	$—	$10	$(880)	$(4,921)
Unrealized loss on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	—	—	(11)	—	(11)	$(11)
Termination of pilot pension plan	—	—	—	—	—	—	—	—	—	85	85	85
Net income	—	—	—	—	1,635	—	—	—	—	—	1,635	1,635
Reorganization adjustments:
Cancellation of Predecessor Common Stock	(101)	—	—	(2,147)	—	1,711	—	—	—	—	(537)
Adjustments to Stockholders’ Deficit in connection with reorganization	—	—	—	—	2,948	—	5		1	795	3,749	796
Issuance of Class A common stock to labor groups	—	23	—	146	—	—	(169)	—	—	—	—
Issuance of Class A and Class B common stock to creditors and investors	—	26	5	238	—	—	—	—	—	—	269

Total comprehensive income												$2,505

Successor Company:
Balance as of March 31, 2003	—	49	5	384	—	—	(169)	—	—	—	269
Common stock surrendered for tax withholdings	—	—	—	—	—	(35)	—	—	—	—	(35)
Private placement of Class A shares	—	—	—	—	—	34	—	—	—	—	34
Stock-based compensation related	—	—	—	8	—	—	125	—	—	—	133
Unrealized gain on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	—	—	31	—	31	$31
Minimum pension liability change	—	—	—	—	—	—	—	—	—	(86)	(86)	(86)
Net loss	—	—	—	—	(174)	—	—	—	—	—	(174)	(174)

Total comprehensive loss												$(229)

Balance as of December 31, 2003	$—	$49	$5	$392	$(174)	$(1)	$(44)	$—	$31	$(86)	$172

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

The Filing Entities emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (Plan of Reorganization), which (i) was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003 (Effective Date). In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), the Company adopted fresh-start reporting on the Effective Date.

The Plan of Reorganization constituted a separate plan of reorganization for each of the Filing Entities. In accordance with the Bankruptcy Code, the Plan of Reorganization divided claims against, and interests in, each of the Filing Entities into classes according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the Air Transportation Stabilization Board (Stabilization Board), the Retirement Systems of Alabama Holdings LLC (RSA), the Company’s management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the Pension Benefit Guarantee Corporation (PBGC), in satisfaction of their allowed claims. The distribution to unsecured creditors is currently estimated to have a value of between 0.65 percent and 0.90 percent of total allowed unsecured claims. The ultimate distribution percentage may fall outside of this range. See “Claims Resolution” below. Persons holding equity in the Company prior to the Effective Date were not entitled to any distribution under the Plan of Reorganization and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the Plan of Reorganization, investors should refer to the Plan of Reorganization confirmed by the Bankruptcy Court on March 18, 2003 and filed with US Airways Group’s Current Report on Form 8-K, dated March 18, 2003 and filed with the SEC on April 2, 2003.

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

ATSB Loan

As part of its restructuring efforts, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act (Stabilization Act) from the Stabilization Board in connection with a $1 billion term loan financing (the ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date. The ATSB Loan is secured by substantially all unencumbered assets of US Airways Group and its subsidiaries and is guaranteed by the Company and each of the Company’s domestic subsidiaries other than US Airways. See Note 7 for more information, including information related to covenants associated with the ATSB Loan.

Claims Resolution

Pursuant to the bankruptcy process, the Company’s claims agent received approximately 5,300 timely-filed proofs of claims totaling approximately $65 billion in the aggregate, exclusive of approximately $16 billion in claims from Allegheny County, Pennsylvania (Allegheny County) and Allegheny County Airport Authority (ACAA) which have been resolved (see “Pittsburgh Leases” below) and approximately 350 proofs of claims timely-filed by governmental entities totaling approximately $225 million in the aggregate. As of December 31, 2003, the Filing Entities have filed objections totaling approximately $60 billion. The Plan of Reorganization provides for a disputed claims resolution process. The Plan of Reorganization provides for 4,968,720 shares of Class A Common Stock and 3,048,030 each of Class A-1 Warrants and shares of Class A Preferred Stock to be issued to unsecured creditors. Distributions of these shares and warrants through December 2003 totaled approximately 1.8 million shares of Class A Common Stock and 1.1 million each of Class A-1 Warrants and shares of Class A Preferred Stock to unsecured creditors. The effects of these distributions were reflected in the Company’s financial statements upon emergence and will not have any further impact on the results of operations. A number of significant claims, including certain aircraft related claims, remain to be resolved. Accordingly, ultimate allocations and distributions of new equity to claimants in Reorganized US Airways Group on account thereof, are not presently known.

On December 30, 2003, the Bankruptcy Court allowed the $2.1 billion claim by the PBGC related to the termination of US Airways’ pilot pension plan. Given that this plan met the standards of a distress termination and the PBGC’s claim is to be treated as a general unsecured claim, the Company does not have any additional financial exposure associated with this decision and the PBGC will receive a settlement in the form of stock.

Pittsburgh Leases

Pittsburgh International Airport currently serves as a hub for US Airways. On July 25, 2003, US Airways, Allegheny County and ACAA reached an agreement resolving and releasing all bankruptcy claims filed by Allegheny County and ACAA against US Airways with regard to Pittsburgh International Airport. The agreement resolves all bankruptcy claims, including claims relating to the rejections of the airline operating agreements and other related terminal lease agreements effective January 5, 2004. Under the agreement, in exchange for the release of all claims, Allegheny County and ACAA entered into a stipulation under which Allegheny County and ACAA will be granted an allowed general unsecured claim in the amount of $211 million to be shared with claims of other unsecured creditors receiving distributions of equity in accordance with the Plan of Reorganization (see “Claims Resolution” above).

On January 5, 2004, US Airways entered into a long-term lease agreement for 10 gates and related terminal and support facilities at Pittsburgh International Airport, to replace the lease that was rejected as part of the Company’s Chapter 11 reorganization. Under the agreement, US Airways will lease ten gates and associated operations and ticketing space on a signatory basis through 2018. The balance of 40 gates and other facilities currently used by US Airways and US Airways Express carriers at Pittsburgh will be leased on a month-to-month, non-signatory basis.

Additionally, US Airways has entered into a three-year lease agreement, effective January 5, 2004, for its current on-airport support facilities at Pittsburgh International Airport, including maintenance hangars, cargo, mail sorting and foodservice facilities. This includes an option for either party to terminate such agreement with respect to all or part of the facilities after the first year.

US Airways will continue to negotiate with ACAA, Allegheny County and the Commonwealth of Pennsylvania in the hope that a broader agreement can be reached in order to maintain its hub operations at Pittsburgh. State and local officials are exploring whether new revenue sources can be devoted to relieve airlines operating at Pittsburgh of some of the cost of servicing the $640 million debt load the airport currently carries. In the meantime, US Airways has agreed to operate a schedule close to its existing service at Pittsburgh through September 2004 in order to allow negotiations to continue.

2. Summary of Significant Accounting Policies

(a) Basis of presentation and nature of operations

The accompanying Consolidated Financial Statements include the accounts of US Airways Group and its wholly owned subsidiaries. Principal subsidiaries include US Airways, Allegheny Airlines, Inc. (Allegheny), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the 2003 presentation. Among these, revenues related to capacity purchase agreements with the regional jet affiliates were reclassified from “Other” to “Passenger transportation” and “Cargo and freight,” as applicable. In addition, expenses related to these agreements, which were previously included in “Other” are presented separately in “US Airways Express capacity purchases.”

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to impairment of goodwill, passenger revenue recognition, fresh-start reporting, impairment of long-lived assets and intangible assets subject to amortization, and pensions and other postretirement benefits.

In accordance with SOP 90-7, the Company adopted fresh-start reporting on the Effective Date. References in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements to “Predecessor Company” refer to the Company prior to March 31, 2003. References to “Successor Company” refer to the Company on and after March 31, 2003, after giving effect to the cancellation of existing common stock and the issuance of new securities in accordance with the Plan of Reorganization, and application of fresh-start reporting. Fresh-start reporting requires assets and liabilities be adjusted to fair value on the emergence date. The term “cost” as is used in the Successor Company’s Notes to the Consolidated Financial Statements is after giving effect to such adjustments. See Note 3(a) for information related to fresh-start reporting.

SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through the Effective Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2002 distinguishes pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

US Airways is the Company’s principal operating subsidiary. US Airways is a major U.S. air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 41 million passengers during 2003 and was the seventh largest U.S. air carrier, as ranked by revenue passenger miles (RPMs). US Airways operates predominantly in the eastern U.S. with major connecting hubs at airports in Charlotte, Philadelphia and Pittsburgh. US Airways also has substantial operations at Boston’s Logan International Airport (Logan), New York’s LaGuardia Airport and Washington’s Ronald Reagan Washington National Airport (Reagan National).

Allegheny, Piedmont and PSA (which collectively enplaned approximately six million passengers in 2003) are regional air carriers that, along with six non-owned regional airline carriers with which the Company has marketing agreements, form “US Airways Express.” US Airways Express also has a majority of its operations in the eastern U.S.

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

Personnel costs represent the Company’s largest expense category. As of December 31, 2003, the Company’s subsidiaries employed approximately 31,700 full-time equivalent employees. Approximately 84% of the Company’s active employees are covered by collective bargaining agreements with various labor unions.

While the Company emerged from bankruptcy in March 2003, it still incurred a significant loss from operations for the year. Some of the key factors causing these results were the impact of the hostilities in Iraq on passenger demand, rapid growth of low cost competition, the continued pressure on industry pricing and significant increases in fuel prices. Many of these factors are expected to continue into 2004 and beyond and are discussed below. In addition, also discussed below are key issues regarding financing arrangements which are critical to the ongoing operation of the Company.

Although the U.S. economy improved in 2003 resulting in modestly favorable travel trends, the Company faced weak passenger demand during the first half of the year due to the war and subsequent continued hostilities in Iraq and the Company continues to face intense competition from the growing presence of low-fare low-cost airlines and competitors’ regional jets in its markets. The rapid growth of low-fare low-cost airlines has had a profound impact on industry revenues that poses a threat to traditional network carriers. Using the advantage of low unit costs, these carriers offer lower passenger fares, particularly those targeted at business passengers, in order to shift demand from traditional network carriers. As a result of growth, these low-fare low-cost carriers now transport approximately 25% of all domestic U.S. passengers compared to less than 10% a decade ago. They now compete for, and thus influence industry pricing on, approximately 75% of all U.S. domestic passenger ticket sales compared to less than 20% a decade ago. Low-fare low-cost airlines are increasingly offering passenger amenities, such as in-flight entertainment and leather seating, which were once traditionally offered by only network carriers. In addition, low-fare low-cost airlines are receiving an increasing number of operating rights in slot-restricted airports. The threat from low-fare low-cost airlines accelerated noticeably in 2003 as the capital markets opened up to them resulting in their ordering hundreds of aircraft. Several low-fare low-cost airlines, including Southwest Airlines and Frontier Airlines, have launched service or announced plans to launch service at Philadelphia, a hub airport for US Airways. The surge in aircraft orders and better recent financial performance relative to traditional network carriers suggest that the low-fare low-cost airline threat will significantly intensify over the next few years. The growing presence of competitors’ regional jets also poses a threat to the Company. Regional jets are faster, quieter and more comfortable than turboprops and generally preferred by customers over turboprops. In recent years, the Company has lost significant market share in markets where it operates with turboprop aircraft and competitors have introduced regional jet service. As discussed below, the Company is implementing a plan to deploy additional regional jets and introduced 43 regional jets into its network during 2003, a 61% increase.

Aviation fuel is typically the Company’s second largest expense. Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of its control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including the impact of political instability on crude production, especially in Russia and OPEC countries; unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries; unpredicted increases to oil demand due to weather or the pace of economic growth; inventory levels of crude, refined products and natural gas; and other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges. Because the operations of the Company are dependent upon aviation fuel, significant increases in aviation fuel costs could materially and adversely affect liquidity, results of operations and financial condition. Furthermore, the implications of a sharp increase in the price of aviation fuel for a prolonged period of time would be significant. Recent increases in fuel prices coincided with the decline in the value of the U.S. dollar which negatively impacted fuel prices in 2003. If this trend persists, the Company faces the risk of sustained high fuel prices. The Company utilizes financial instruments designed to reduce its exposure related to fuel price increases (see Note 5 for more information on the Company’s derivative instruments.)

As discussed in more detail above, the Company and seven of its domestic subsidiaries emerged from bankruptcy on March 31, 2003. In connection with this, US Airways received a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a $1 billion term loan financing. The definitive documentation relating to the ATSB Loan contains covenants that require the Company to satisfy ongoing financial requirements, including debt ratio, fixed charge coverage ratio and minimum liquidity. The ATSB Loan contains covenants that also limit, among other things, the Company’s ability to pay dividends on its common stock, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 reorganization. Effective March 12, 2004, US Airways obtained covenant relief for the measurement periods beginning June 30, 2004 through December 31, 2005. If the Company is unable to meet these financial covenants, as amended, the Company would be in default under the ATSB Loan and the Stabilization Board would have the right to accelerate the ATSB Loan and exercise other remedies against the Company. Such acceleration would have a material adverse effect on the Company’s future liquidity, results of operations and financial condition.

A key component to the Company’s overall restructuring plan is the increased usage of regional jets. The Company uses regional jets to fly into low-density markets where large-jet flying is not economical as well as replace turbo props with regional jets to better meet customer preferences. US Airways’ agreement with its pilots provides that it may operate up to 465 regional jets, subject to certain restrictions. In May 2003, US Airways Group entered into agreements to purchase a total of 170 regional jets from Bombardier, Inc. (Bombardier) and Empresa Brasileira de Aeronautica S.A. Through December 31, 2003, the Company had taken delivery of seven aircraft under the Bombardier purchase contract. The order equally splits between the two regional jet manufacturers a combination of 170 firm orders and 380 options to purchase regional jets. The Company has secured approximately 85% to 90% of the necessary financing for its firm-order regional jet aircraft. These financings include commitments from General Electric (GE) and from the respective airframe manufacturers and are subject to certain credit standards or financial tests. Among the applicable credit standards under the aircraft financing commitments is the requirement that US Airways Group or US Airways maintains a minimum corporate credit rating of “B-” by Standard & Poor’s (S&P) or “B3” by Moody’s Investor Service (Moody’s) and customary conditions precedent including a material adverse change clause with prospective application. On January 9, 2004, S&P downgraded both US Airways Group and US Airways to a “B-” rating and US Airways Group and US Airways remain on CreditWatch. US Airways Group and US Airways cannot be certain that they will be able to maintain these ratings, particularly in view of the ongoing weakness in the airline industry and the net losses experienced by the Company. If US Airways Group or US Airways, as the case may be, is unable to maintain at least its current corporate credit rating of “B-” from S&P, GE and/or any of the airframe manufacturers may, at their sole discretion, elect not to provide financing for the regional jet orders as described above. In such event, since US Airways currently does not have available any alternative financing sources, US Airways may be unable to execute its regional jet business plan which would likely have a material adverse effect on the Company’s future liquidity, results of operations (i.e., revenue contribution from regional jet operations) and financial condition.

The competitive environment is putting increasing pressure on controlling costs. Despite the recent emergence from bankruptcy and the resulting cost reductions, the Company may not be able to effectively counteract decreasing revenues and increasing costs through its cost reduction initiatives, revised business plan, customer service initiatives and revised pricing structures. Moreover, its liquidity and borrowing options are limited and it may be severely impacted should there be a prolonged economic downturn, further decreases in demand for air travel or substantial increases in fuel costs. The inability to achieve sustained profitability may negatively impact the Company’s ability to satisfy its obligations as they become due, obtain future equity or debt financing or to do so on economical terms and sustain or expand the business.

Given the Company’s significant operating losses and the factors described above, the Company is pursuing a plan to further reduce cost per available seat mile by at least 25% built around a complete business remodeling that will allow it to be profitable in a variety of competitive environments. Key elements of this plan include marketing and distribution techniques, employee compensation, benefits and work rules, and airline scheduling and operations. The Company has target mid-year 2004 for implementation of many of the actions needed to achieve the cost reductions. However, since the plan will require changes to the Company’s collective bargaining agreements, there can be no assurance that this date can be met. Failure by the Company to achieve the above-described competitive cost structure will force it to reexamine its strategic options.

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

US Airways classifies securities underlying its Cash equivalents and Short-term investments as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of Stockholders’ Equity (Deficit) within Accumulated other comprehensive income (loss).

(d) Restricted cash

Restricted cash includes deposits in trust accounts primarily to fund certain taxes and fees and collateralize letters of credit and workers’ compensation claims, credit card processing collateral and fuel hedge collateral. Restricted cash is stated at cost which approximates fair value. See Note 5(b) for further information.

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

(g) Goodwill and Other intangibles, net

Goodwill is the cost in excess of fair value of the tangible and identifiable intangible assets of businesses acquired. Excess reorganization value resulting from the application of SOP 90-7 upon emergence from bankruptcy is also reported and accounted for as goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), under which goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but instead are assessed for impairment at least annually and also between annual tests when a significant triggering event occurs. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company tested its goodwill for impairment during the fourth quarter of 2003, during the third quarter of 2002 (as a result of its Chapter 11 filing) and during the second quarter of 2002 (in connection with its transition to SFAS 142). The Company concluded in each test that fair value of the reporting unit was in excess of the carrying value. The Company assessed the fair value of the reporting unit considering both the income approach and market approach for 2003 and income approach for 2002. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Cash flow projections utilized for the 2003 and 2002 tests were prepared on a going-concern basis. The projections reflected a number of assumptions as to current and projected market conditions, including improved revenue trends from the airline industry’s current depressed levels, assumed that the Company achieved its targeted cost reductions and assumed that the ATSB Guarantee and the RSA Investment were consummated upon emergence from bankruptcy. Cash flow projections utilized for the 2003 test updated the 2002 projections to reflect actual experience as well as revised revenue and cost outlooks.

Prior to the adoption of SFAS 142, the Company amortized goodwill over 40 years. Results for the year ended December 31, 2001, as adjusted, assuming the discontinuation of amortization of goodwill, are shown below (in millions):

2001
Reported net loss	$(2,117)
Goodwill amortization, net of tax	19

Adjusted net loss	$(2,098)

Basic/Diluted loss per common share
Reported net loss	$(31.48)
Goodwill amortization, net of tax	0.27

Adjusted net loss	$(31.21)

SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144. The following table provides information relating to the Company’s intangible assets subject to amortization (except where noted) as of December 31, 2003 and 2002 (in millions):

	Successor Company		Predecessor Company
	December 31, 2003		December 31, 2002
	Cost	A/A	Cost	A/A
Airport take-off and landing slots	$465	$14	$184	$62
Airport gate leasehold rights	32	4	165	147
Capitalized software costs	50	26	220	167
Intangible pension asset (1)	—	—	114	—

Total	$547	$44	$683	$376

A/A=Accumulated Amortization

(1)	Not subject to amortization.

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots, over the term of the lease for airport gate leasehold rights and over five years for capitalized software costs on a straight-line basis and included in Depreciation and amortization on the Consolidated Statements of Operations. The intangible pension asset was recognized in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (SFAS 87). The intangible pension asset was revalued to zero in connection with fresh-start reporting. As a result of the depressed revenue environment in the airline industry, during the fourth quarter of 2002, the Company conducted an impairment analysis of its airport take-off and landing slots and airport gate leasehold rights and determined that certain airport gate leasehold rights were impaired. The Company estimated fair market value using third-party appraisals. This culminated in an impairment charge of $21 million reflected in Asset impairments and other special items on the Consolidated Statement of Operations. For the nine months ended December 31, 2003, three months ended March 31, 2003 and years ended December 31, 2002 and 2001, the Company recorded amortization expense of $44 million, $11 million, $51 million (exclusive of the impairment charge discussed above), and $56 million, respectively, related to its intangible assets. The Company expects to record annual amortization expense of $36 million in 2004; $27 million in 2005; $25 million in 2006; $23 million in 2007; and $21 million in 2008 related to these intangible assets.

In connection with fresh-start reporting, the Company recognized route authorities and trademarks on its Consolidated Balance Sheet in the amount of $36 million and $33 million respectively. Route authorities and trademarks are classified as indefinite lived assets under SFAS 142. Indefinite-lived assets are not amortized but instead reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired.

(h) Other assets, net

Other assets, net consist primarily of long-term investments, unamortized debt issuance costs and a long-term note receivable. The balance at December 31, 2002 included unspent bond proceeds to finance various improvements at the Philadelphia International Airport which was written off upon the Company’s emergence from bankruptcy on March 31, 2003.

(i) Frequent traveler program

US Airways accrues in Traffic balances payable and unused tickets the estimated incremental cost of travel awards earned by participants in its Dividend Miles frequent traveler program when the requisite mileage award levels are achieved. US Airways also sells mileage credits to certain marketing partners. US Airways defers the portion of revenue attributable to future transportation and recognizes it as passenger transportation revenue when the service is provided. The remaining portion of sales proceeds is recognized immediately as a component of Other operating revenues.

(j) Derivative financial instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) was issued in June 1998. This statement established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company adopted SFAS 133, as amended, on January 1, 2001. This resulted in a $7 million credit, net of income taxes, from a cumulative effect of a change in accounting principle, and a $1 million increase, net of income taxes, in Stockholders’ Equity (Deficit).

The Company’s results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, the Company periodically enters into fixed price swap agreements, collar structures and other similar instruments. These agreements substantially fix the Company’s cash flows related to fuel expense. Because there is not a readily available market for derivatives in aircraft fuel, the Company primarily uses heating oil and crude oil contracts to manage its exposure to the movement of aircraft fuel prices. The changes in the market value of the heating oil and crude oil contracts have a high correlation to changes in aircraft fuel prices. The agreements generally qualify as cash flow hedges under SFAS 133. The Company does not purchase or hold any derivative financial instruments for trading purposes.

Upon adoption of SFAS 133 on January 1, 2001, the Company recorded the fair market value of its fuel hedge contracts, which was approximately $2 million, on its Consolidated Balance Sheet. On an ongoing basis, the Company adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income until the hedged fuel is recognized into earnings. However, to the extent that the absolute change in the value of the fuel hedge contract exceeds the absolute change in the value of the aircraft fuel purchase being hedged, the difference is considered “ineffective” and is immediately recognized in earnings as either gain or loss. The amount recognized in earnings may reverse in following periods if the relationship reverses. The fuel hedge contracts gains and losses including those classified as “ineffective” are recognized to Aviation fuel on the Company’s Consolidated Statements of Operations, except for those related to hedging purchases of aviation fuel under its capacity purchase agreements, which are recorded to US Airways Express capacity purchases.

The Company holds stock options in Sabre Holding Corporation (Sabre) and warrants in a number of e-commerce companies as a result of service agreements with them. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded the fair market value of its stock options and warrants, which was approximately $12 million, on its Consolidated Balance Sheet. The offset was a $7 million credit, net of income taxes, recorded to Cumulative Effect of Accounting Change on the Company’s Consolidated Statement of Operations. On an ongoing basis, the Company adjusts its balance sheet to reflect changes in the current fair market value of the stock options and warrants to Other, net on its Consolidated Statements of Operations. See Note 5 for more information on the Company’s derivative financial instruments.

(k) Deferred gains and credits, net

In connection with fresh-start reporting, aircraft operating leases were adjusted to fair value. The present value of the difference between the contractual lease rates and the fair market value rates has been recorded as a deferred credit in the accompanying Consolidated Balance Sheet. The deferred credit is decreased on a straight-line basis as a reduction in aircraft rent expense over the applicable lease periods, generally three to 21 years. In periods prior to the adoption of fresh-start reporting, gains on aircraft sale and leaseback transactions were deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense.

The gain related to the exercise of Sabre options is deferred and amortized over the contract period as a reduction to Other operating expenses. See Note 5 for more information concerning the Sabre options.

(l) Passenger transportation revenues

Revenue is recognized when the transportation service is rendered. Passenger ticket sales are recorded as a liability (Traffic balances payable and unused tickets) and subsequently relieved either through carriage of the passenger, refund to the passenger, expiration of the passenger ticket or billing from another air carrier which provided the service. Due to various factors including refunds, exchanges, unused tickets and transactions involving other carriers, certain amounts are recorded based on estimates. These estimates are based upon historical experience and have been consistently applied to record revenue. The Company routinely performs evaluations of the liability which may result in adjustments which are recognized as a component of Passenger transportation revenue. Actual refund, exchange and expiration activity may vary from estimated amounts. The Company has experienced changes in customer travel patterns resulting from various factors, including new airport security measures, concerns about further terrorist attacks and an uncertain economy, resulting in more forfeited tickets and fewer refunds. Therefore, during the fourth quarter of 2003, a $34 million favorable adjustment was made to Passenger transportation revenue to reflect an increase in expired tickets.

US Airways purchases all of the capacity (available seat miles) generated by Mesa Airlines, Inc. (Mesa), Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (Trans States) in certain markets. US Airways also purchased the capacity of Midway Airlines Corporation (Midway) prior to Midway’s liquidation during the fourth quarter of 2003. Mesa, Chautauqua, Trans States and Midway operate regional jet aircraft in these markets as part of US Airways Express. US Airways recognizes revenues related to these arrangements as Passenger transportation revenue when transportation service is rendered by these affiliates or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways’ Traffic balances payable and unused tickets and are subsequently relieved in the same manner as described above.

See Note 2(i) above for information on the sale of Dividend Miles that are recognized as a component of Passenger transportation revenue.

(m) Stock-based compensation

The Predecessor Company applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations to account for awards of stock-based compensation granted to employees. Upon emergence, the Successor Company adopted the fair value method of recording stock-based employee compensation contained in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and is accounting for this change in accounting principle using the “prospective method” as described by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (SFAS 148). Accordingly, the fair value of all Successor Company stock option and warrant grants, as determined on the date of grant, will be amortized as compensation expense in the Consolidated Statement of Operations over the vesting period.

The following table illustrates the effect on net income (loss) and net earnings (loss) per common share as if the fair value based recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock option awards in each period presented for the Predecessor Company (in millions, except per share data).

	Predecessor Company
	Three Months Ended March 31, 2003	Year Ended December 31,
		2002	2001
Net income (loss), as reported	$1,635	$(1,646)	$(2,117)
Recorded stock-based compensation expense	—	—	1
Stock-based compensation expense determined under the fair value based method	(1)	(13)	(36)

Net income (loss), pro forma	$1,634	$(1,659)	$(2,152)

Net earnings (loss) per common share:
Basic/Diluted, as reported	$24.02	$(24.20)	$(31.48)
Basic/Diluted, pro forma	$24.00	$(24.38)	$(32.01)

In order to calculate the pro forma stock-based compensation shown above, the Company used the Black-Scholes stock option pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001, respectively: stock volatility of 80.1% and 58.1%; risk-free interest rates of 4.2% and 4.6%; expected stock option lives of four years; and no dividend yield in each period. There were no stock options awarded in the three months ended March 31, 2003.

See Note 4 for more information on the Successor Company’s equity structure and Note 11 for more information on stock-based compensation.

(n) Maintenance and repair costs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred. Prior to 2002, engine overhaul costs incurred by PSA were accrued on the basis of hours flown. Effective January 1, 2002, PSA changed its method of accounting for engine overhaul costs from accruing on the basis of hours flown to expensing as incurred. While the former method was permitted under GAAP, the Company believes the new method is preferable since an obligation does not exist until the maintenance services have been performed. The new method is the predominant method used in the airline industry and is consistent with the method used by US Airways and the Company’s other subsidiaries. In connection with the change, the Company recognized a $17 million credit representing the cumulative effect of the accounting change. The effect of adopting the new method was immaterial to the Company’s net loss for 2002. The pro forma effect of the accounting change, assuming the Company had adopted the new method as of January 1, 2000, was immaterial to the Company’s net loss for 2001 and 2000.

(o) Selling expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses for the nine months ended December 31, 2003, three months ended March 31, 2003, and twelve months ended December 31, 2002 and 2001 were $15 million, $5 million, $30 million and $28 million, respectively (such costs are expensed when incurred).

(p) Earnings (Loss) per Common Share

Basic Earnings (Loss) per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and warrants. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts) for the nine months ended December 31, 2003, three months ended March 31, 2003 and the years ended December 31, 2002 and 2001.

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001
Income (loss) before Cumulative Effect of Accounting Change	$(174)	$1,635	$(1,663)	$(2,124)

Common Shares:
Weighted average common shares outstanding (basic)	53.5	68.1	68.0	67.2
Incremental shares related to outstanding stock options	—	—	—	—

Weighted average common shares outstanding (diluted)	53.5	68.1	68.0	67.2

EPS before Accounting Change–Basic	$(3.25)	$24.02	$(24.45)	$(31.59)
EPS before Accounting Change–Diluted	$(3.25)	$24.02	$(24.45)	$(31.59)

Note: EPS amounts may not recalculate due to rounding.

For the nine months ended December 31, 2003, 0.2 million incremental shares from the assumed exercise of stock warrants are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

For the three months ended March 31, 2003, 19.0 million stock options are not included in the computation of diluted EPS because the option price was greater than the average market value of common stock for the period.

For the year ended December 31, 2001, 0.8 million incremental shares from the assumed exercise of stock options, respectively, are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 16.3 million and 10.4 million stock options for the years ended December 31, 2002 and 2001, respectively, are not included in the computation of diluted EPS because the option exercise price was greater than the average market price of common stock for the period.

The earnings per share calculations for the Predecessor Company are based on common shares outstanding prior to the Company’s emergence from Chapter 11 on March 31, 2003.

Upon emergence, these shares were cancelled. Earnings per share for the Successor Company is based upon shares outstanding subsequent to emergence from Chapter 11. Accordingly, post-emergence earnings per share is not comparable with pre-emergence amounts. See Note 4 for more information on the Successor Company’s equity structure.

(q) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both, as a result of ownership, contractual or other financial interests in the VIE. The Company believes the adoption of FIN 46 does not materially affect its financial statements. In reaching this conclusion, the Company identified certain lease arrangements that were within the scope of FIN 46. This included a review of 62 aircraft operating leases for which the Company is the lessee and a pass through trust established specifically to purchase, finance and lease the aircraft to the Company served as lessor. These trusts, which issue certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”), allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to the Company. Each of these leases contains a fixed-price purchase option that allows the Company to purchase the aircraft at predetermined prices on specified dates during the latter part of the lease term. However, the Company does not guarantee the residual value of the aircraft. As of December 31, 2003, future lease payments required under these leases totaled $2.96 billion. Based on its cash flow analysis, the Company believes that it is not the primary beneficiary under these lease arrangements. The Company also reviewed long-term operating leases at a number of airports, including leases where the Company is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. FIN 46, as revised in December 2003, provided a scope exception that generally precludes the consolidation of governmental organization or financing entities established by a governmental organization. The Company believes that its arrangements meet the scope exception.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. The Company’s Class B Preferred Stock, which is mandatorily redeemable, is classified as a liability on the Company’s consolidated balance sheet and therefore complies with the classification requirements of SFAS 150. The transition requirements prescribed by SFAS 150 did not have a material impact on the Company’s results of operations or financial condition.

3. Fresh-start Reporting, Reorganization Items and Liabilities Subject to Compromise

(a) Fresh-start Reporting

In connection with its emergence from bankruptcy on March 31, 2003, US Airways Group adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Consolidated Balance Sheet. Estimates of fair value represent the Company’s best estimate based on independent appraisals and valuations and, where the foregoing are not available, industry trends and by reference to market rates and transactions. The Company’s equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and the Company considered several matters, including the following: (i) certain recent financial information of the Company; (ii) certain financial projections prepared by the Company in connection with the ATSB Loan and RSA Investment Agreement including the underlying assumptions; (iii) the equity transactions encompassed by the RSA Investment Agreement; (iv) a discounted cash flow analysis prepared on a going concern basis; (v) current and historical market values of publicly traded companies that are in businesses reasonably comparable to the Company and (vi) certain additional economic and industry conditions. The Company received third party appraisals for certain assets and liabilities subsequent to March 31, 2003. Changes in the fair value of these assets and liabilities from the previously estimated values had an impact on the reported value of Goodwill. See Note (c) to the table below for changes in Goodwill since March 31, 2003 as a result of the completion of certain appraisals. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

As a result of the adoption of fresh-start reporting, the Company’s post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity. The effects of the Plan of Reorganization and fresh-start reporting through December 31, 2003 on the Company’s Consolidated Balance Sheet as of March 31, 2003 are as follows (in millions):

	Predecessor Company	Debt Discharge (a)	Emergence Financings (b)	Fresh-start Adjustments (c)	Successor Company
ASSETS
Current Assets
Cash and cash equivalents	$328	$(431)	$1,303	$—	$1,200
Short-term investments	68	—	—	—	68
Other current assets	796	—	—	36	832

Total Current Assets	1,192	(431)	1,303	36	2,100
Property and Equipment, net	3,142	—	—	(195)	2,947
Other Assets
Goodwill	531	—	—	1,944	2,475
Other intangibles, net	237	—	—	374	611
Restricted cash	383	—	—	—	383
Other assets, net	55	—	—	(19)	36

Total Other Assets	1,206	—	—	2,299	3,505

	$5,540	$(431)	$1,303	$2,140	$8,552

	Predecessor Company	Debt Discharge (a)	Emergence Financings (b)	Fresh-start Adjustments (c)	Successor Company
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$368	$(298)	$—	$—	$70
Accounts payable	252	203	—	(6)	449
Traffic balances payable and unused tickets	923	—	—	—	923
Accrued aircraft rent	82	—	—	—	82
Accrued salaries, wages and vacation	243	—	—	—	243
Other accrued expenses	425	89	—	(33)	481

Total Current Liabilities	2,293	(6)	—	(39)	2,248

Noncurrent Liabilities and Deferred Credits
Long-term debt, net of current maturities	99	1,809	1,088	(121)	2,875
Accrued aircraft rent	—	128	—	(128)	—
Deferred gains and credits, net	—	359	—	141	500
Postretirement benefits other than pensions	1,472	—	—	118	1,590
Employee benefit liabilities and other	860	141	—	69	1,070

Total Noncurrent Liabilities and Deferred Credits	2,431	2,437	1,088	79	6,035

Liabilities Subject to Compromise	6,854	(6,854)	—	—	—

Stockholders’ Equity (Deficit)
Common stock	101	—	—	(101)	—
Class A Common Stock	—	5	44	—	49
Class B Common Stock	—	—	5	—	5
Paid-in capital	2,147	49	335	(2,147)	384
Accumulated deficit	(5,779)	3,938	—	1,841	—
Common stock held in treasury, at cost	(1,711)	—	—	1,711	—
Deferred compensation	—	—	(169)	—	(169)
Accumulated other comprehensive loss	(796)	—	—	796	—

Total Stockholders’ Equity (Deficit)	(6,038)	3,992	215	2,100	269

	$5,540	$(431)	$1,303	$2,140	$8,552

(a)	Reflects the discharge or reclassification of estimated liabilities subject to compromise. Most of these obligations are only entitled to receive such distributions of cash and common stock as provided under the Plan of Reorganization. A portion of the estimated liabilities subject to compromise was restructured and will continue, as restructured, to be liabilities of the Successor Company. Also reflects repayment of the RSA and GE DIP Facilities.
(b)	Reflects the $240 million RSA Investment, proceeds from the $1 billion ATSB Loan and proceeds of $63 million from the GE liquidity facility. Also reflects the issuance of Class A Common Stock and Class A-1 Warrants to certain of the Company’s labor groups and ATSB Loan participants, respectively.
(c)

As of March 31, 2003, the Company recorded $1.11 billion of adjustments to reflect assets and liabilities at fair value (including a $1.12 billion liability increase related to the revaluation of the Company’s remaining defined benefit pension plans and postretirement benefit plans and a $360 million write-up of gates, slots and routes) and the write-off of the predecessor Company’s equity accounts. In addition, goodwill of $2.41 billion was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets. Subsequent to March 31, 2003, the Company recorded an additional $62 million of adjustments to reflect assets and liabilities at fair value, including a $281 million decrease to Property and Equipment, net, a $121 million decrease to Long-term debt, net of current maturities, a $13 million increase to Deferred gains and credits, net, a $54 million increase to Other intangibles, net, a $15 million decrease to Employee benefit liabilities and other and a $6 million decrease to Accounts payable. An adjustment of $62 million was also made to Goodwill as a result of the above fair value adjustments.

(b) Reorganization Items

In accordance with SOP 90-7, expenses and income of the Predecessor Company directly incurred or realized as a result of the Chapter 11 filing are presented separately in the Company’s Consolidated Statements of Operations. The major components for the three months ended March 31, 2003 and for the year ended December 31, 2002 are as follows (in millions):

	Predecessor Company
	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Discharge of liabilities (a)	$3,938	$—
Restructured aircraft financings (b)	967	—
Termination of pension plans, net (c)	387	—
Damage and deficiency claims (d)	(2,167)	—
Revaluation of assets and liabilities (a)	(1,107)	—
Severance including benefits (e)	—	(89)
Loss on aircraft abandonment (f)	(9)	(68)
Professional fees	(51)	(61)
Write-off of ESOP deferred compensation	—	(50)
Other	(41)	(26)

Reorganization items, net	$1,917	$(294)

(a)	See description under Fresh-start Reporting above.
(b)	As of March 31, 2003, the Company had restructured aircraft debt and lease agreements related to 200 aircraft in connection with its Chapter 11 reorganization including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.
(c)	Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which was partially offset by the Company’s estimate of the PBGC claim. See Note 9(d) “Legal Proceedings” for more information.
(d)	Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.
(e)	As a result of schedule reductions made in connection with the Company’s Chapter 11 reorganization, US Airways terminated or furloughed approximately 6,600 employees across all employee groups. Substantially all affected employees were terminated or furloughed prior to March 31, 2003. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit.
(f)	Includes aircraft (seven A319s for 2003 and 34 F-100s, two B757-200s and one B737-400 for 2002) that were legally abandoned as part of US Airways’ Chapter 11 reorganization. Related aircraft liabilities were adjusted for each aircraft’s expected allowed collateral value.

(c) Liabilities Subject to Compromise

Under the Bankruptcy Code, certain claims against the Company in existence prior to the Petition Date were stayed while the Company continued to operate as a debtor-in-possession. As of December 31, 2002, the Company received approval from the Court to (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the Debtors’ Dividend Miles program and its ticketing programs; (d) honor obligations arising prior to the Petition Date related to the Company’s interline, clearinghouse, code sharing and other similar agreements; (e) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facilities charges; and (f) pay certain other obligations. Substantially all other pre-petition liabilities not mentioned above were classified as Liabilities Subject to Compromise at December 31, 2002.

The following table summarizes the components of Liabilities Subject to Compromise included in the Company’s Consolidated Balance Sheets as of December 31, 2002 (in millions):

Debt	$3,248
Aircraft-related accruals and deferrals	1,020
Accounts payable	372
Other accrued expenses	281
Deficiency claims and other	559

Total Liabilities Subject to Compromise	$5,480

(this space intentionally left blank)

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

	Par Value	Authorized Shares	Allocated Shares	Fair value per unit	Stockholders’ Equity (millions)	Long-term debt, net of discount (millions)
Class A Common Stock	$1.00	200,000,000	48,650,000	$7.344	$357	$—
Class B Common Stock	$1.00	5,000,000	5,000,000	$7.344	37	—
Class A Preferred Stock	$0.0001	25,000,000	16,729,430	$—	—	—
Class B Preferred Stock	$1,000	250,000	75,000	$640	—	48
Class C Preferred Stock	$1.00	10	10	$—	—	—
Preferred Stock	$0.01	24,749,990	—	$—	—	—

Class A-1 Warrants	$—	25,000,000	16,729,430	$2.61	44	—

					$438	$48

In exchange for its $240 million investment, RSA received 20,652,593 shares of Class A Common Stock, 5,000,000 shares of Class B Common Stock, 75,000 shares of Class B Preferred Stock (see below), 1,380,570 Class A-1 warrants and 1,380,570 shares of Class A Preferred Stock. The fair values reflected in the above table as of March 31, 2003 related to RSA’s equity securities were as follows: $152 million for the Class A Common Stock, $37 million for the Class B Common Stock, $48 million for the Class B Preferred Stock and $4 million for the Class A-1 Warrants.

The Class B Preferred Stock issued to RSA is subject to mandatory redemption on its maturity date of March 31, 2011. The Company’s policy is to classify equity instruments with characteristics of liabilities and equity including those with mandatory redemption features as liabilities and corresponding dividends and accretion of discounts are recorded as interest expense. Upon its maturity, the Company will be required to redeem each share for $1,000, or $75 million in aggregate, plus accrued and unpaid dividends. Class B Preferred Stock holders are entitled to cumulative quarterly dividends at a rate of 8% per annum paid in cash by the Company. After March 31, 2006, the Company may redeem for cash each Class B Preferred Share at a redemption price initially equal to $1,025 declining ratably to par value through March 31, 2010, plus accrued and unpaid dividends.

Holders of Class A Common Stock, Class A Preferred Stock and Class B Preferred Stock are entitled to cast one vote per share on all matters voted on by stockholders. Holders of Class B Common Stock are entitled to cast twenty votes per share on all matters voted on by stockholders. The Air Line Pilots Association, International; the International Association of Machinists and Aerospace Workers; the Association of Flight Attendants; the Communication Workers Association of America and the Transport Workers Union of America hold the Class C Preferred Stock and are entitled to designate and vote to elect four directors to the Company’s Board of Directors.

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

The other equity securities allocated to the Company’s creditors, debtors and employees in connection with the Company’s emergence from bankruptcy are 27,997,407 shares of Class A Common Stock and 15,348,860 each of Class A-1 Warrants and shares of Class A Preferred Stock. The fair values reflected in the above table as of March 31, 2003 related to these equity securities were $206 million for the Class A Common Stock and $40 million for the Class A-1 Warrants.

Class A Common Stock allocated to employees pursuant to collective bargaining agreements of 23,028,687 shares were valued at $169 million in the aggregate and were included as deferred compensation as a reduction to Stockholders’ Equity (Deficit) upon emergence. The Company records the deferred compensation as compensation expense as the related shares vest. Compensation expense recorded for the nine months ended December 31, 2003 was $125 million. See Note 11 for further discussion related to stock-based compensation. The Company allocated 8,483,330 Class A-1 Warrants and 8,483,330 shares of Class A Preferred Stock to participants in the ATSB Loan. These Class A-1 Warrants were valued at $22 million and reflected as a discount to the carrying value of the $1 billion loan on the Company’s Consolidated Balance Sheet.

There are 3,750,000 shares of Class A Common Stock and 2,220,570 each of Class A-1 Warrants and shares of Class A Preferred Stock authorized to be granted to the Company’s management pursuant to the Company’s Plan of Reorganization and 500,000 options to purchase Class A Common Stock authorized to be granted to the Company’s nonemployee directors not listed in the above table. See Note 11 for further information related to stock-based compensation.

5. Financial Instruments

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

The Company utilizes fixed price swap agreements, collar structures and other similar instruments to manage its exposure related to jet fuel price changes. During the nine months ended December 31, 2003 and three months ended March 31, 2003, the Company recognized gains of approximately $14 million and $27 million, respectively, related to its fuel hedging activities including a gain of $4 million related to hedge ineffectiveness in the three months ended March 31, 2003. During 2002, the Company recognized gains of approximately $18 million including a gain of $1 million related to hedge ineffectiveness. These recognized gains were primarily included in Aviation Fuel on the Company’s Consolidated Statements of Operations. As of December 31, 2003, the Company had open fuel hedge positions in place to hedge 30% of its 2004 anticipated jet fuel requirements and 5% of its 2005 anticipated jet fuel requirements. The Company had $31 million of unrealized gains related to fuel hedge positions recorded in Accumulated other comprehensive loss, net of income tax effect on its Consolidated Balance Sheet as of December 31, 2003. These gains are expected to be realized in 2004 and 2005 results.

US Airways routinely reviews the financial condition of each counterparty to its financial contracts and believes that the potential for default by any of the current counterparties is negligible.

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

US Airways holds warrants in a number of e-commerce companies as a result of entering into service agreements with them. The carrying amount of the warrants is equal to the estimated fair value, which is calculated using the Black-Scholes stock option pricing model. The carrying amount of these warrants was not material as of December 31, 2003 and 2002.

The estimated fair values of US Airways’ financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):

	Successor Company		Predecessor Company
	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash equivalents	$893	$893	$554	$554
Short-term investments (a)	358	358	49	49
Restricted cash	553	553	514	514
Notes receivable (b)	7	7	17	17
SHC Stock Options (c)	7	7	5	5
Long-term debt (excludes capital lease obligations) (d)	(3,029)	(2,793)	(3,518)		(f )
Fuel contracts (e)	38	38	12	12

(a)	Classified as ‘available for sale’ in accordance with SFAS 115. See also Note 2(c).
(b)	Carrying amount included in Receivables, net on the Company’s Consolidated Balance Sheets, except for the noncurrent portion ($3 million and $7 million at December 31, 2003 and 2002, respectively) which is included in Other assets, net.
(c)	Carrying amount included in Other assets, net on the Company’s Consolidated Balance Sheets.
(d)	Includes Long-term debt classified as subject to compromise as of December 31, 2002. See also Notes 3(c) and 7.
(e)	Carrying amount included in Prepaid expenses and other on the Company’s Consolidated Balance Sheet.
(f)	As a result of the Company’s Chapter 11 filing, the fair value of the debt outstanding could not be reasonably determined as of December 31, 2002.

6. Income Taxes

The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company files a consolidated federal income tax return with its wholly owned subsidiaries.

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

The components of the Company’s provision (credit) for income taxes are as follows (in millions):

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001
Current provision:
Federal	$3	$—	$(252)	$(209)
State	5	—	—	(6)

Total current	8	—	(252)	(215)

Deferred provision:
Federal	—	—	—	439
State	3	—	—	48

Total deferred	3	—	—	487

Provision (credit) for income taxes	$11	$—	$(252)	$272

The significant components of the deferred income tax provision (credit) for the nine months ended December 31, 2003, three months ended March 31, 2003, and years ended December 31, 2002 and 2001 are as follows (in millions):

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001
Deferred tax provision (exclusive of the other components listed below)	$415	$356	$(417)	$(454)
Increase (decrease) in the valuation allowance for deferred tax assets	(412)	(356)	417	941

Total	$3	$—	$—	$487

A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (credit) for income taxes is provided below (in millions):

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001
Tax provision (credit) computed at federal statutory rate	$(57)	$572	$(670)	$(648)
Book expenses not deductible for tax purposes	11	(203)	15	18
State income tax provision, net of federal benefit	5	—	—	27

Increase (decrease) in the federal valuation allowance	(307)	(370)	371	878
Reduction in net operating losses from discharge of indebtedness	351	—	—	—

Expiration of investment and foreign tax credits	19	—	25	—

Other	(11)	1	7	(3)

Provision (credit) for income taxes	$11	$—	$(252)	$272

Effective tax rate	7%	—%	13%	15%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 (Successor Company) and December 31, 2002 (Predecessor Company) are as follows (in millions):

	2003	2002
Deferred tax assets:
Employee benefits	$1,141	$1,170
Leasing transactions	10	199
Sale and leaseback transactions	—	167
Other deferred tax assets	184	226
Net operating loss carryforwards	30	246
Federal general business and foreign tax credit carryforwards	6	25
AMT credit carryforward	27	24
Valuation allowance	(592)	(1,360)

Net deferred tax assets	806	697

	2003	2002
Deferred tax liabilities:
Depreciation and amortization	654	680
Sale and leaseback transactions	82	—
Other deferred tax liabilities	73	17

Total deferred tax liabilities	809	697

Net deferred tax liabilities	3	—

Less: current deferred tax liabilities	—	—

Noncurrent deferred tax liabilities	$3	$—

Included in the employee benefit deferred tax assets at December 31, 2003 and 2002, among other items, are $632 million and $566 million, respectively, related to obligations of postretirement medical benefits.

As of December 31, 2003, the Company had a $25 million federal net operating loss carryforward expiring in 2022, $6 million of general business tax credits expiring in 2004, $27 million of alternative minimum tax credits which do not expire, and $1 billion of state net operating loss carryforwards primarily expiring from 2006 to 2022. The federal and state net operating loss carryforwards were reduced by discharge of indebtedness income of $1.2 billion that resulted from the bankruptcy proceedings. In addition, an Internal Revenue Code Section 382 change in ownership occurred upon issuance of new common stock to creditors. Section 382 will substantially limit the annual usage of the tax attributes that were generated prior to the change in ownership.

The federal income tax returns of the Company through 2002 have been examined and settled with the Internal Revenue Service. The Company is not currently under examination.

The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards/carrybacks for the nine months ended December 31, 2003, three months ended March 31, 2003, and years ended December 31, 2002 and 2001 (in millions):

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001
Pretax book income (loss)	$(163)	$1,635	$(1,915)	$(1,852)
Taxable income (loss)	$160	$259	$(1,102)	$(946)

The reasons for significant differences between taxable income and pretax book income primarily relate to discharge of indebtedness income, bankruptcy-related charges, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

7. Long-Term Debt, Including Capital Lease Obligations

Details of long-term debt of the Successor and Predecessor Company are as follows (in millions):

	Successor Company	Predecessor Company
	December 31, 2003	December 31, 2002
Senior Debt:
Equipment financing agreements, installments due 2004 to 2022 *	$1,546	$2,750
ATSB Loan, installments due 2006 to 2009	976	—
GE Credit Facility, installments due 2004 to 2012 *	389	369
GE Liquidity Facility, installments due 2010 to 2012	118	—
Debtor-in-Possession financing	—	300
8.6% Airport facility revenue bond *	—	28
Philadelphia Authority for Industrial Development loan *	—	71

	3,029	3,518
Class B mandatorily redeemable preferred stock	75	—
Capital lease obligations *	50	52

Total	3,154	3,570
Less: Unamortized discount	(164)	(4)
Obligations classified as subject to compromise	—	(3,248)
Current maturities of long-term debt	(360)	(300)

Long-term debt, net of current maturities	$2,630	$18

*	December 31, 2002 obligations were classified as Liabilities Subject to Compromise. See Note 3(c) for further discussion.

Maturities of long-term debt and debt under capital leases for the next five years (in millions):

2004	$360
2005	142
2006	214
2007	311
2008	308
Thereafter	1,819

$3,154

As of December 31, 2003, the weighted average effective interest rate was 9.3% for the Equipment financing agreements.

As part of its reorganization, US Airways received a $900 million loan guarantee under the Stabilization Act from the Stabilization Board in connection with a $1 billion term loan financing. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date. The ATSB Loan is guaranteed by the Company and each of the Company’s domestic subsidiaries (other than reorganized US Airways). The ATSB Loan is secured by first priority liens on substantially all of the unencumbered present and future assets of the reorganized Filing Entities (including certain cash and investment accounts, previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan bears interest (a) if funded through a participating lender’s commercial paper conduit program, at a rate of interest equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-

term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board’s guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, the Stabilization Board received 7,635,000 warrants that enable it to purchase shares of Reorganized US Airways Group’s Class A Common Stock at $7.42 per share. The effective interest rate of the ATSB Loan was 6.0% for the nine months ended December 31, 2003.

The maturity date of the ATSB Loan is October 1, 2009. Prior to entering into the March 2004 amendment (see below), the ATSB Loan required semi-annual amortization payments commencing in October 2006, each amortization payment to be in the amount of $125 million, with a final principal payment of $226 million, less any prepayments, due on the maturity date of the ATSB Loan.

The ATSB Loan is subject to acceleration upon the occurrence of an event of default, after expiration of applicable notice and/or cure periods. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales (except as provided for in the amendment described below) and the issuance of certain debt or equity securities and (ii) the value of the collateral pledged in respect of the ATSB Loan decreasing below specified coverage levels.

The ATSB Loan contains covenants that require the Company to satisfy ongoing financial requirements, including debt ratio, fixed charge coverage ratio and minimum liquidity levels. The ATSB Loan also contains covenants that limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Chapter 11 reorganization. The amendment described below does not eliminate any of these covenants.

The ATSB Loan’s financial covenants, modified as described below, were negotiated based upon the future expectations with respect to performance of the Company and of the airline industry. These expectations included assumptions about the extent of a general recovery in the airline industry and the time parameters within which that recovery might occur, as well as the Company’s performance with respect to the rest of the industry. The Company needs to satisfy these financial covenants beginning June 30, 2004.

Effective March 12, 2004, US Airways entered into an amendment to the ATSB Loan which provides for a partial prepayment of the loan and modifications of financial covenants (covenant relief) for the measurement periods beginning June 30, 2004 through December 31, 2005. Existing ratios used in financial covenants have been adjusted and reset to accommodate the Company’s forecast for 2004 and 2005. In exchange for this covenant relief, US Airways will make an immediate voluntary prepayment of $250 million, which will reduce, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan). RSA, as one of the lenders under the ATSB Loan, will receive a pro rata portion of the prepayment amount based on the percentage of the original aggregate amount of the ATSB Loan that RSA funded. The disinterested members of the Board of Directors approved the voluntary prepayment, including RSA’s receipt of its pro rata portion of the prepayment amount.

The amendment also provides for US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale up to a total of $125 million to the extent that, among other things, definitive documentation for such asset sales is completed by February 28, 2005. In addition, US Airways may now accept a third party secured note as permitted consideration for certain asset sales (including the US Airways Shuttle and wholly owned regional airline assets) as long as certain conditions are met. Such conditions include that such note’s amortization schedule shall be no more favorable than the ATSB Loan, proceeds from such note are used to prepay the ATSB Loan, the credit strength of the ATSB Loan would not be affected adversely as measured by certain ratings tests, and such note be pledged as collateral for the ATSB Loan. Finally, in consideration for the ATSB lenders amending the provision related to the going concern paragraph in the independent auditor’s report for the Company’s audited financial statements for the year ended December 31, 2003, US Airways agreed to change the month end minimum unrestricted cash covenant to exceed the lesser of the outstanding ATSB Loan balance or $700 million and to commit that no intra-month end of day unrestricted cash balance would fall below the lesser of the outstanding ATSB Loan balance or $575 million.

If the Company is unable to meet the aforementioned financial covenants, as amended, it would be in default under the ATSB Loan and the Stabilization Board has the right to accelerate the ATSB Loan and exercise other remedies against US Airways. Such acceleration would have a material adverse effect on the Company’s future liquidity, results of operation and financial condition.

In November 2001, the Company obtained a $404 million credit facility from General Electric (GE Credit Facility) secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, the terms of this credit facility were renegotiated so that borrowings bear interest rates of LIBOR plus 3.5% and the term of the facility was extended from 2006 to 2012.

GE is the Company’s largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 121 of the Company’s current operating aircraft. It also maintains the engines on the Company’s B737-family aircraft, A320-family aircraft and B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues. The Company obtained additional financing from GE in the form of a liquidity facility of up to $360 million (GE Liquidity Facility). Borrowings under the liquidity facility bear interest of LIBOR plus 4.25%. GE received warrants to purchase 3,817,500 shares of Class A Common Stock at $7.42 per share in Reorganized US Airways Group. GE subsequently agreed to provide committed financing for up to 70 regional jets or $1.4 billion utilizing lease equity and/or mortgage debt.

Every obligation of the Company to GE is generally cross-defaulted to all GE obligations including the GE Credit Facility and is cross-collateralized to the collateral securing the GE Credit Facility.

The Class B Preferred Stock issued to RSA is subject to mandatory redemption on its maturity date of March 31, 2011 and is therefore classified as long-term debt. Upon its maturity, the Company will be required to redeem each share for $1,000, or $75 million in aggregate, plus accrued and unpaid dividends. The Class B Preferred Stock holders are entitled to cumulative quarterly dividends at a rate of 8% per annum paid in cash by the Company. After March 31, 2006, the Company may redeem for cash each Class B Preferred Share at a redemption price initially equal to $1,025 declining ratably to par value through March 31, 2010, plus accrued and unpaid dividends. The carrying value of the Class B Preferred Stock as of December 31, 2003 was $49 million, net of unamortized discount of $26 million.

Debt outstanding as of December 31, 2002 included $300 million of drawings under the RSA DIP Facility. This obligation was satisfied upon emergence from bankruptcy.

Interest rates on $1.53 billion principal amount of long-term debt as of December 31, 2003 are subject to adjustment to reflect changes in floating interest rates.

8. Employee Pension and Benefit Plans

Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a) Defined benefit and other postretirement benefit plans

The Company sponsors several qualified defined benefit plans and other postretirement benefit plans for certain employees. Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. Liabilities related to pension plans covering foreign employees are calculated in accordance with generally accepted accounting principles and funded in accordance with the laws of the individual country.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Prescription Drug Act) became law in the United States. The Medicare Prescription Drug Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognition of the effects of the Medicare Prescription Drug Act in measuring its benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of the measurement date of September 30, 2003 and 2002 (except for subsidiaries other than US Airways which have a measurement date of December 31, 2003 and 2002), in addition to the amounts recognized in the Company’s Consolidated Balance Sheets as of December 31, 2003, March 31, 2003 and December 31, 2002 (in millions):

	Defined Benefit Pension Plans (1)			Other Postretirement Benefits
	Successor Company	Predecessor Company		Successor Company	Predecessor Company
	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Twelve Months Ended Dec. 31, 2002	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Twelve Months Ended Dec. 31, 2002
Fair value of plan assets at the beginning of the period	$1,566	$2,842	$3,142	$—	$—	$—
Actual return on plan assets	158	77	(103)	—	—	—
Employer contributions	2	6	75	27	21	49
Plan participants’ contributions	—	—	—	8	3	5
Gross benefits paid	(59)	(136)	(272)	(35)	(24)	(54)
Settlement	—	(1,223)	—	—	—	—

Fair value of plan assets at the end of the period	1,667	1,566	2,842	—	—	—

	Defined Benefit Pension Plans (1)			Other Postretirement Benefits
	Successor Company	Predecessor Company		Successor Company	Predecessor Company
	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Twelve Months Ended Dec. 31, 2002	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Twelve Months Ended Dec. 31, 2002
Benefit obligation at the beginning of the period	2,380	5,287	5,486	1,644	1,693	1,442
Service cost	29	27	194	30	11	47
Interest cost	114	90	420	76	29	110
Plan participants’ contributions	—	—	—	8	3	5
Plan amendments	—	—	2	(94)	(168)	(393)
Actuarial (gain) loss	125	382	(503)	25	100	592
Curtailment/settlement (2)	–	(3,270)	(40)	—	—	(56)
Gross benefits paid	(59)	(136)	(272)	(35)	(24)	(54)

Benefit obligation at the end of the period	2,589	2,380	5,287	1,654	1,644	1,693

Funded status of the plan	(922)	(814)	(2,445)	(1,654)	(1,644)	(1,693)
Unrecognized actuarial loss	58	—	1,208	24	—	521
Unrecognized prior service cost (benefit)	—	—	88	(84)	—	(339)
Unrecognized transition asset	—	—	(1)	—	—	—
Contributions for October to December	—	—	4	13	—	15

Net liability recognized in the Consolidated Balance Sheets	$(864)	$(814)	$(1,146)	$(1,701)	$(1,644)	$(1,496)

Components of the amounts recognized in the Company’s Consolidated Balance Sheets (in millions):

	Defined Benefit Pension Plans (1)			Other Postretirement Benefits
	Successor Company	Predecessor Company		Successor Company	Predecessor Company
	Dec. 31, 2003	Mar. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Mar. 31, 2003	Dec. 31, 2002
Accrued benefit cost	$(864)	$(814)	$(1,146)	$(1,701)	$(1,644)	$(1,496)
Adjustment for minimum pension liability	(86)	—	(994)	—	—	—
Intangible asset	—	—	114	—	—	—
Accumulated other comprehensive loss	86	—	880	—	—	—

Net amount recognized in the Consolidated Balance Sheets	$(864)	$(814)	$(1,146)	$(1,701)	$(1,644)	$(1,496)

(1)	For plans with accumulated benefit obligations in excess of plan assets, the aggregate projected benefit obligations, accumulated benefit obligations and plan assets were $2.59 billion, $2.57 billion and $1.67 billion, respectively, as of September 30, 2003 and $5.27 billion, $4.76 billion and $2.83 billion, respectively, as of September 30, 2002.
(2)	In 2003, the Company recognized curtailments and settlements related to the termination of certain defined benefit pension plans. These curtailments and settlements were recognized in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” In 2002, the Company recognized a curtailment related to the furlough of certain employees.

The accumulated benefit obligation for defined benefit pension plans was $2.57 billion and $4.77 billion as of September 30, 2003 and 2002.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Twelve Months Ended Dec. 31, 2002	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Twelve Months Ended Dec. 31, 2002
Discount rate	6.00%	6.50%	6.75%	6.00%	6.50%	6.75%
Rate of compensation increase	3.74%	3.75%	5.42%	4.00%	4.00%	5.37%

The assumed health care cost trend rates are 9% in 2004 and 2005, decreasing to 5% in 2009, and thereafter. This compares to a health care cost trend rate of 10% in 2003 decreasing to 5% in 2008 and thereafter. The assumed health care cost trend rates have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on Other Postretirement Benefits as of September 30, 2003 (in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$27	$(21)
Effect on postretirement benefit obligation	$258	$(204)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Twelve Months Ended Dec. 31, 2002	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Twelve Months Ended Dec. 31, 2002
Discount rate	6.50%	6.75%	7.50%	6.50%	6.75%	7.50%
Expected return on plan assets	8.01%	8.75%	9.50%	—	—	—
Rate of compensation increase	3.74%	5.38%	6.39%	4.00%	5.22%	5.86%

Components of the net and total periodic cost for Pension Benefits (in millions):

	Successor Company	Predecessor Company
	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Twelve Months Ended Dec. 31, 2002	Twelve Months Ended Dec. 31, 2001
Service cost	$29	$28	$194	$163
Interest cost	114	90	420	347
Expected return on plan assets	(91)	(70)	(332)	(320)
Amortization of:
Transition asset	—	—	(4)	(5)
Prior service cost	—	1	10	10
Actuarial loss	—	1	38	5

Net periodic cost	52	50	326	200
Fresh start charge	—	1,004	—	—
Curtailment/settlement	—	(1,391)	42	2

Total periodic cost	$52	$(337)	$368	$202

Components of the net and total periodic cost for Other Postretirement Benefits (in millions):

	Successor Company	Predecessor Company
	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Twelve Months Ended Dec. 31, 2002	Twelve Months Ended Dec. 31, 2001
Service cost	$30	$11	$47	$40
Interest cost	75	29	110	101
Expected return on plan assets	—	—	—	—
Amortization of:
Transition asset	—	—	—	—
Prior service cost	(9)	(10)	(12)	(12)
Actuarial (gain) / loss	—	6	—	(2)

Net periodic cost	96	36	145	127
Fresh start charge	—	118	—	—
Curtailment/settlement	—	—	(120)	2

Total periodic cost	$96	$154	$25	$129

The change in the additional minimum pension liability included in other comprehensive income (loss) was $(86) million, $880 million, and $(742) million for the nine months ended December 31, 2003, three months ended March 31, 2003 and year ended December 31, 2002, respectively. See Note 12 for a reconciliation of the components of other comprehensive income.

The Company expects to contribute $238 million to its defined benefit pension plans and $70 million to its other postretirement benefit plans in 2004. In addition, the following benefits, which reflected expected future service, as appropriate, are expected to be paid from the plans (in millions):

	Defined Benefit Pension Plans	Other Postretirement Benefits
2004	$116	$70
2005	117	73
2006	119	76
2007	122	79
2008	125	82
2009 to 2013	734	455

The Company assumed that its pension plans’ assets would generate a long-term rate of return of 8.01% at September 30, 2003. This rate is lower than the assumed rate of 8.75% used at September 30, 2002. The expected long-term rate of return assumption is developed by evaluating input from the plan’s investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

The weighted average asset allocations as of September 30, 2003 and 2002, by asset category are as follows:

	Plan Assets
	2003	2002
Equity securities	39%	39%
Debt securities	46	45
Real estate	4	3
Other	11	13

Total	100%	100%

The Company’s targeted asset allocation is approximately 35% equity securities, 45% debt securities, 10% real estate and 10% other. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

(b) Defined contribution pension plans

The Company sponsors several defined contribution pension plans for certain employees. The Company makes cash contributions to certain plans based on the employee’s age, compensation and elected contributions. The Company also participates in a multi-employer plan for certain employees. Cash contributions are a function of hours worked times a negotiated contribution rate. The Company’s contributions generally range up to 12% of the employee’s compensation. Expenses related to these plans, excluding expenses related to the US Airways Employee Stock Ownership Plan (ESOP) and the US Airways pilot defined contribution plans – see below, were approximately $40 million, $12 million, $67 million and $80 million for the nine months ended December 31, 2003, three months ended March 31, 2003 and the years ended December 31, 2002 and 2001, respectively. See Note 8(d) for information related to the Company’s ESOP.

In connection with its reorganization under Chapter 11 of the Bankruptcy Code, the Company terminated the Retirement Income Plan for Pilots of US Airways, Inc. (Pilot Retirement Plan) and the related nonqualified pilot plan effective March 31, 2003. The Company implemented a qualified and nonqualified defined contribution plan for pilots effective April 1, 2003. The defined contribution amount is individually determined based on a target normal retirement date balance of approximately $1 million for a career US Airways pilot. The target balance includes the estimated value of other retirement benefits including, but not limited to, the estimated benefit pilots are expected to receive from the PBGC, the trustee for the terminated pilot defined benefit plan. For the nine months ended December 31, 2003, US Airways recognized expenses related to the pilot defined contribution plans of $134 million.

(c) Postemployment benefits

The Company provides certain postemployment benefits to its employees. Such benefits include disability-related and workers’ compensation benefits and severance payments for certain employees (See Note 17). The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

(d) Employee stock ownership plan (ESOP)

In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways’ employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways made a yearly contribution to the Trust sufficient to cover the Trust’s debt service requirement. The contributions were made in amounts equal to the periodic loan payments as they came due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the three months ended March 31, 2003 or years ended December 31, 2002 and 2001, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan was 30 years. As the loan was repaid over time, the trustee systematically released shares of the common stock from the suspense account and allocated them to participating employees. Each participant’s allocation was based on the participant’s compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares were released from the suspense account and allocated to participant accounts. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $9 million in each of 2003, 2002 and 2001. The interest portion of these contributions was $7 million in each of 2003, 2002 and 2001. US Airways recognized compensation expense related to the ESOP of $4 million in each of 2002 and 2001 based on shares allocated to employees (the “shares allocated” method). In June 2002, US Airways Group engaged Aon Fiduciary Counselors (Aon) as an independent fiduciary of the ESOP, with the authority to make all decisions related to sale of the stock held in the ESOP. In September 2002, Aon sold all shares that were allocated to participant accounts. All unallocated shares in the ESOP were cancelled in accordance with the Company’s Plan of Reorganization. As a result, the Company recognized a charge of $50 million in 2002 representing the remaining unamortized deferred compensation to Reorganization items, net on the Company’s Consolidated Statement of Operations. Effective March 31, 2003, the ESOP was terminated as provided in the Bankruptcy Court approved Plan of Reorganization. The note payable to US Airways was cancelled under the provisions of the Plan of Reorganization. Participant accounts were distributed by December 31, 2003. See Note 2(m) with respect to the Company’s accounting policies for stock-based compensation.

(e) Profit sharing plans

Under the Defined Contribution Retirement Program, US Airways makes additional contributions to participant accounts for certain employees when US Airways Group achieves certain prescribed pre-tax margin levels. US Airways did not make any profit sharing contributions relating to 2003, 2002 or 2001.

9. Commitments and Contingencies

(a) Commitments to purchase flight equipment

As of December 31, 2003, US Airways Group has 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009. US Airways Group also has 10 A330-200 aircraft on firm order scheduled for delivery in the years 2007 through 2009. In addition, US Airways Group has firm orders for 53 CRJ Series 200, 50-seat single-class aircraft and 25 CRJ 701, 70-seat single-class aircraft. All firm-order CRJ aircraft are scheduled to be delivered by April 2005. US Airways Group also has firm orders for 85 Embraer ERJ-170, 72-seat aircraft, with the first delivery scheduled for March 2004. US Airways Group has the option to convert the ERJ-170s to ERJ-175s with 76 seats. All ERJ-170 deliveries are scheduled to be received by September 2006. As of December 31, 2003, the minimum determinable payments associated with these acquisition agreements for all firm-order aircraft (including progress payments, payments at delivery, spares, capitalized interest, penalty payments, cancellation fees and/or nonrefundable deposits) were estimated to be $1.93 billion in 2004, $854 million in 2005, $414 million in 2006, $31 million in 2007 and $2 million in 2008. As a result of the recent regional jet aircraft orders, the Company believes it is probable it will not take delivery of certain previously ordered narrow-body aircraft and recorded an accrual of $35 million for related penalties during the three months ended June 30, 2003.

(b) Leases

The Company’s airline subsidiaries lease certain aircraft, engines and ground equipment, in addition to the majority of their ground facilities. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. The Company subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2010.

The following amounts related to capital leases are included in property and equipment (in millions):

	Successor Company	Predecessor Company
	December 31, 2003	December 31, 2002
Ground property	$34	$51
Less accumulated amortization	(2)	(4)

Total Net Book Value of Capital Leases	$32	$47

As of December 31, 2003, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows (in millions):

	Capital Leases	Operating Leases
2004	$5	$807
2005	5	786
2006	5	697
2007	5	604
2008	5	530
Thereafter	109	3,966

Total minimum lease payments	134	7,390
Less sublease rental receipts	—	(11)

Total minimum operating lease payments		$7,379

Less amount representing interest	(84)

Present value of future minimum capital lease payments	50
Less current obligations under capital leases	(1)

Long-term obligations under capital leases	$49

For the nine months ended December 31, 2003, three months ended March 31, 2003, and years ended December 31, 2002 and 2001, rental expense under operating leases was $591 million, $194 million, $861 million, and $914 million, respectively.

The Company’s airline subsidiaries also lease certain owned flight equipment to third parties under noncancelable operating leases that expire in the years 2004 through 2006. The future minimum rental receipts associated with these leases are: $8 million–2004; $7 million–2005; and $1 million–2006.

The following amounts relate to aircraft leased under such agreements as reflected in flight equipment (in millions):

	Successor Company	Predecessor Company
	December 31, 2003	December 31, 2002
Flight equipment	$53	$124
Less accumulated amortization	(3)	(110)

	$50	$14

(c) Regional jet capacity purchase agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to the regional airlines for operating an agreed number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2008 to 2014 and provide for optional extensions at the Company’s discretion. The future minimum noncancelable commitments under the regional jet capacity purchase agreements are $341 million in 2004, $245 million in each of the years 2005, 2006 and 2007, $233 million in 2008 and $529 million thereafter.

(d) Legal Proceedings

Under the Plan of Reorganization, all claims that arose or accrued prior to the Effective Date against the Filing Entities are subject to the terms of the Plan of Reorganization and any attempt to collect, secure or enforce remedies with respect to such claims against the Company outside of the claims administration process set forth in the Plan of Reorganization are, with few exceptions, enjoined under the terms of the Plan of Reorganization and applicable law. The Chapter 11 cases are discussed in greater detail in Note 1 to the Consolidated Financial Statements.

On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries alleging that the defendants infringed upon three patents held by plaintiffs, all of which patents are entitled “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group has not yet been formally served but has received a courtesy copy of the complaint. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. It should be noted that on the same date, the same plaintiff filed what we believe to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corp., Korean Air Lines Co. Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Limited, Delta Airlines and Continental Airlines, and had filed a suit against the parent company of American Airlines in December, 2003.

The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the bankruptcy proceeding. The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia Airport. US Airways’ liability and defenses to such liability were unaffected by its bankruptcy. US Airways has received no notice, inquiry or other communication from the Port Authority other than in connection with the proof of claim, and therefore is unable to evaluate at this time the validity of the underlying claim, the degree to which US Airways might share responsibility with other parties, or the cost of cleanup or correction of the alleged building deficiencies.

On January 7, 2003, the Internal Revenue Service (IRS) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (USLM). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court asserting the following claims with respect to USLM: (1) secured claims for U.S. federal income tax and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest, and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002.

On January 30, 2003, the Filing Entities filed a motion requesting (i) a determination from the Bankruptcy Court that the Filing Entities satisfy the financial requirements for a “distress termination” of the defined benefit Pilots Retirement Plan under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and approval of such pension plan’s termination and (ii) authorization to implement a defined contribution retirement plan for its pilots (Distress Termination Motion). On March 2, 2003, the Bankruptcy Court entered an order (March 2 Order) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the Pilots Retirement Plan had been met and approving termination of the Pilots Retirement Plan subject to a determination, under the arbitration procedures established by the collective bargaining agreement and the Railway Labor Act (RLA), that the proposed termination did not violate the collective bargaining agreement between US Airways and the Air Line Pilots Association (ALPA). The Bankruptcy Court authorized US Airways to establish, effective as of the date of termination, a follow-on defined contribution retirement plan for the pilots of US Airways, on terms consistent with the letter agreement of December 13, 2002, between US Airways and ALPA. On March 21, 2003, the Company and ALPA reached agreement on a defined contribution plan to be effective April 1, 2003 in accordance with the terms and conditions set forth in Letter of Agreement #85, which resolved all disputes between the Company and ALPA regarding the distress termination of the Pilots Retirement Plan (including the grievance filed by ALPA on February 3, 2003). The agreement was ratified by the ALPA Master Executive Council, approved by the PBGC and was granted final approval by the Bankruptcy Court at a hearing on March 28, 2003. The Pilots Retirement Plan was terminated by agreement between the PBGC and the Company effective as of March 31, 2003, and the PBGC was appointed trustee of the Pilots Retirement Plan.

On March 6, 2003, the Retired Pilots Association of US Airways (known as the “Soaring Eagles”) filed a Notice of Appeal from the Bankruptcy Court’s March 2 Order. Subsequently, three additional Notices of Appeal were filed from the March 2 Order on behalf of ALPA, a group of eighteen pilots collectively referred to as the “Lump Sum Eligible Pilots,” and a group of forty-nine active pilots collectively referred to as the “Menear Claimants Pilot Group.” ALPA withdrew its Notice of Appeal at a hearing on March 28, 2003. Also at the March 28 hearing, the Company’s settlement with the Lump Sum Eligible Pilots concerning Pilots Retirement Plan benefits was read into the record. On June 11, 2003, the Menear Claimants Pilot Group withdrew their appeal. Pursuant to their settlement with the Company, the Lump Sum Eligible Pilots dismissed their appeal. On May 28, 2003, the federal district court denied the Soaring Eagles’ Notice of Appeal. On June 26, 2003, the Soaring Eagles appealed the district court’s decision to the Court of Appeals in the Fourth Circuit. While the Company believes strongly that it ultimately will prevail on the Soaring Eagles appeal, there can be no guarantee of such an outcome.

US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999, 2001 and 2002. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief. On October 30, 2003, the federal court granted a motion for summary judgment dismissing all claims against airline defendants other than the carriers then in bankruptcy, including US Airways, because proceedings had been stayed against those bankrupt defendants. Plaintiffs have filed a notice of appeal to the Fourth Circuit Court of Appeals. Subsequently, on January 28, 2004, the federal court in North Carolina dismissed all claims against US Airways. The plaintiffs in this proceeding had also filed a claim in Bankruptcy Court for pre-petition and continuing post-petition damages. The Bankruptcy Court determined that the entire claim was pre-petition and unsecured, and the plaintiffs appealed this decision to the Bankruptcy Court. The parties agreed to stay this appeal pending the outcome of the plaintiffs’ appeal of the grant of summary judgment in the North Carolina action. If the Fourth Circuit affirms the summary judgment ruling, plaintiffs will dismiss the appeal of the Bankruptcy Court ruling. If not, the appeal of the Bankruptcy Court ruling will be reinstated.

Williard, Inc. (Williard) together with the joint venture of Williard and Len Parker Associates (Williard/Parker) was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard and Williard/Parker sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company LLC (Limbach) alleged that it purchased the claims of Williard. Limbach and Limbach/Parker filed proofs of claim in the Bankruptcy Court, and those claims have not yet been resolved, although on October 23, 2003, the Bankruptcy Court granted US Airways’ motion for partial summary judgment on more than $9 million of these claims. Limbach and Limbach/Parker have filed an action in state court against the City of Philadelphia (the City) and the Philadelphia Authority for Industrial Development (PAID) and received permission to include US Airways as a co-defendant, provided that Limbach and Limbach/Parker did not make any claims against US Airways in that action. In the lawsuit against the City and PAID, Limbach and Limbach/Parker are seeking the same sums as in its earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third party beneficiary claims against the City and PAID. These rulings are subject to appeal at a later date. Should Limbach and/or Limbach/Parker recover in the Bankruptcy proceeding, those damages would be paid as pre-petition, unsecured claims. Should Limbach and/or Limbach/Parker recover in the Philadelphia Action against the City and PAID, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City and PAID under its agreements related to the airport development, which US Airways assumed as part of the bankruptcy process. Therefore, any recovery by Limbach and/or Limbach/Parker against the City and PAID could result in an indemnification claim that US Airways may have to pay at full value.

The International Association of Machinists and Aerospace Workers and its District Lodge 141-M (IAM) filed a lawsuit in the United States District Court for the Western District of Pennsylvania on October 7, 2003, seeking a temporary restraining order and preliminary injunction to enjoin US Airways’ use of an outside vendor for ten narrow-body Airbus aircraft “S”-Checks. The IAM contended that the US Airways-IAM collective bargaining agreement obligates US Airways to use its own employees to perform the “S”-Checks, and that using an outside vendor constitutes a “major dispute” under the RLA requiring maintenance of the status quo. Following briefing and oral argument, the District Court issued a preliminary injunction order and opinion on October 21, 2003, in which it found the dispute between the parties to be a major dispute under the RLA and prohibited US Airways from using any outside vendor for the narrow-body Airbus “S”-Checks. US Airways filed a Notice of Appeal to the Third Circuit and an Emergency Motion for Stay of Preliminary Injunction Pending Appeal and Memorandum of Law in Support Thereof with the District Court on October 21, 2003. On October 24, 2003 the District Court modified the injunction to permit US Airways to permit the outside vendor to complete work on one partially disassembled aircraft, but otherwise denied US Airways’ request for a stay pending appeal. On October 27, 2003, US Airways filed a motion for the expedited appeal to the Third Circuit. On November 5, 2003, the Court of Appeals for the Third Circuit granted US Airways’ motion for an expedited appeal but denied US Airways’ emergency motion for stay of the preliminary injunction pending appeal. On February 3, 2004, the Third Circuit reversed the decision of the District Court and lifted the preliminary injunction. The Third Circuit ruled that the dispute over US Airways’ ability to use an outside vendor to perform “S”-Checks was a “minor” dispute, meaning that it is subject to grievance arbitration under the parties’ labor agreement, and that US Airways has no obligation to maintain the status quo pending resolution of the dispute. This decision was upheld by the Third Circuit Court of Appeals on March 2, 2004, which ruled that this dispute must be resolved through arbitration.

The Company and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ motion for summary judgment and granted the plaintiffs’ motion for class certification in each of the cases. On May 31, 2002, the Company and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta and Northwest filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest and Delta’s petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, the Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The automatic stay under section 362(a) of the Bankruptcy Code has been lifted since the Company’s emergence from bankruptcy on March 31, 2003.

The Company has been named as a defendant, along with most of the major domestic, several national and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal district court for the Northern District of California. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines beginning in or around September 1997, in or around October 1999, in or around August 2001, in or around March 2002 and continuing through the date of the filing of the complaint. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief, costs and attorneys’ fees and other relief. On June 30, 2003, the Bankruptcy Court issued a contempt order and awarded sanctions against Tam Travel Agents for knowingly and willfully violating the discharge injunction contained in the Plan of Reorganization. Plaintiff’s counsel subsequently filed a stipulation of dismissal of the claims in federal district court for the Northern District of California.

The Company has been named as a defendant, along with most of the major domestic carriers, in a class action lawsuit on behalf of certain Ohio-based travel agents, captioned as Paula Fausky d/b/a TIMELESS TRAVEL, et.al vs. American Airlines, et.al, and filed in federal court for the Northern District of Ohio, Eastern Division. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines beginning in or around 1995, in or around mid to late September of 1997, beginning in October of 1998, beginning on October 7, 1999, and beginning in August of 2001. Plaintiffs seek unspecified damages for lost commissions as well as injunctive relief, costs and attorneys’ fees and other relief. On June 12, 2003, plaintiffs filed a Motion of Voluntary Dismissal of the complaint against the Company in federal district court for the Northern District of Ohio, Eastern District.

In May 1995, the Company, US Airways and the Pilots Retirement Plan were sued in federal district court for the District of Columbia by 481 active and retired pilots alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilots Retirement Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways’ motion to dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the RLA because the Pilots Retirement Plan was collectively bargained. The plaintiffs appealed the district court’s dismissal and in February 1999, the U.S. Court of Appeals upheld the district court’s decision originally granted in May 1996 in the defendants’ favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiffs’ petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint alleging violation of a disclosure requirement under ERISA. In August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration. Certain of the plaintiffs have filed a claim before the US Airways Pilot Retirement Board requesting arbitration of their claim for benefits that they believe were erroneously calculated. The Retirement Board has selected an arbitrator to decide certain issues related to the plaintiffs’ claims for benefits. The Company is unable to predict at this time the ultimate resolution of these proceedings.

On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998, by the Pennsylvania Department of Environmental Protection (DEP) against Allegheny County and the ACAA alleging that a variety of airfield and aircraft deicing activities at Greater Pittsburgh International Airport (Airport) violate the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Airport, (b) the Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s motion to withdraw the appeal without prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and US Airways that DEP (i) will require additional measures to be taken to control deicing materials at the Airport, and (ii) will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The ACAA, US Airways and the DEP have continued to work together with the goal of fashioning an ultimate resolution to the deicing issues. The Company does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.

(e) Guarantees

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2003, the principal amount outstanding of these bonds was $80 million.

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

As of December 31, 2003, most of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on the Company’s airline subsidiaries. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

The Company does not believe it is subject to any significant concentration of credit risk.

10. Stockholders’ Equity – Predecessor Company

As discussed in Note 4, US Airways Group’s Plan of Reorganization became effective on March 31, 2003, at which time the then-outstanding equity securities of the Predecessor Company were cancelled. The following information is applicable to the Predecessor Company only.

(a) Preferred Stock and Senior Preferred Stock

As of December 31, 2002, the Company had 5.0 million authorized shares of Preferred Stock, without nominal or par value, and 3.0 million authorized shares of Senior Preferred Stock, without nominal or par value, none of which was issued and outstanding.

(b) Common Stock

As of December 31, 2002, the Company had 150.0 million authorized shares of Common Stock, par value of $1 per share, of which 101.2 million shares were issued (including shares of Common Stock held in treasury as discussed in Note 10(c)) and 26.3 million shares were reserved for offerings under stock option, stock incentive and employee retirement and nonemployee director stock purchase plans.

The Company has not paid dividends on its Common Stock since the second quarter of 1990. The Company, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. The Company is restricted from engaging in any of these activities unless it maintains a capital surplus. In addition, under the provisions of certain debt agreements, including the ATSB Loan, the Company’s ability to pay dividends is restricted.

(c) Treasury stock

The Company held 33,092,000 shares of Common Stock in treasury as of December 31, 2002.

During 2002 and 2001, employees surrendered 77,000 shares, and 177,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants.

11. Stock-Based Compensation

(a) Successor Company

Upon emergence, the Successor Company adopted the fair value method of recording stock-based employee compensation contained in SFAS 123 and is accounting for this change in accounting principle using the “prospective method” as described by SFAS 148. Accordingly, the fair value of all Successor Company stock option and warrant grants, as determined on the date of grant, will be amortized as compensation expense (an element of Personnel costs) in the statement of operations over the vesting period. The Company has disclosed in Note 2(m) the effect on net income (loss) and net earnings (loss) per common share as if the fair value based recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock option awards in each Predecessor Company period presented.

Class A Common Stock allocated to employees pursuant to collective bargaining agreements of 23,028,687 shares were valued at $169 million in the aggregate and were included as deferred compensation as a reduction to Stockholders’ Equity (Deficit) upon emergence. The Company records the deferred compensation as compensation expense as the related shares vest.

There are 3,750,000 shares of Class A Common Stock and 2,220,570 each of Class A-1 Warrants and shares of Class A Preferred Stock authorized to be granted to the Company’s management pursuant to the Company’s Plan of Reorganization and 500,000 options to purchase Class A Common Stock authorized to be granted to the Company’s nonemployee directors. Through December 31, 2003, 3,627,923 shares of Class A Common Stock and 2,216,527 each of Class A-1 Warrants and shares of Class A Preferred Stock were granted to the Company’s management. Grants made to certain senior management employees on July 31, 2003 were approved by the Company’s Human Resources Committee reflecting an allocation of 62 percent Class A Common Stock and 38 percent Class A-1 Warrants and Class A Preferred Stock, while grants made to other management employees were granted using an allocation of 60 percent Class A Common Stock and 40 percent Class A-1 Warrants and Class A Preferred Stock. The agreements for all grants were drafted using the ratio of 60 percent and 40 percent, respectively, with the result that the agreements for the senior officers reflected the incorrect amounts of stock and warrants. The agreements for the senior officers have subsequently been revised, effective as of the date of grant, to reflect the correct grant amounts. In addition, an aggregate of 50,000 options to purchase Class A Common Stock were granted to the Company’s nonemployee directors.

The Company recognized compensation expense related to Class A Common Stock and stock warrant grants to the Company’s employees of $135 million for the nine months ended December 31, 2003.

There were 2,266,527 stock options and warrants outstanding at December 31, 2003, all of which had an exercise price of $7. This included new grants of 2,277,577 stock options and warrants and forfeitures of 11,050 stock warrants for the nine months ended December 31, 2003. The weighted-average remaining contractual life at December 31, 2003 was

6.3 years. There were 1,208,077 stock options and warrants exercisable at December 31, 2003 at a weighted-average exercise price of $7.

The weighted average fair value per stock option or warrant was $3 for the nine months ended December 31, 2003. The weighted average fair value per share of Class Common Stock granted in the nine months ended December 31, 2003 was $7. In order to calculate the stock-based compensation for stock options and warrants using the fair value method provisions in SFAS 123, the Company used the Black-Scholes stock option pricing model with the following weighted-average assumptions for the nine months ended December 31, 2003: stock volatility of 65.0%; risk-free interest rates of 2.2%; expected stock option and warrant lives of three years; and no dividend yield in each period.

The Company held 81,000 shares of Class A Common Stock in treasury as of December 31, 2003. During 2003, employees surrendered 4,760,000 shares of Class A Common Stock to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Class A Common Stock grants.

(b) Predecessor Company

As of December 31, 2002, approximately 25.4 million shares of Common Stock were reserved for future grants of Common Stock or the possible exercise of stock options issued under the Company’s six stock option, stock purchase and incentive plans. The Company accounted for stock-based compensation using the intrinsic value method as prescribed under APB 25 and related interpretations. The Company recognized compensation expense (an element of Personnel costs) related to Common Stock grants of $1 million, $3 million, and $9 million for the three months ended March 31, 2003, and the years ended December 31, 2002, and 2001, respectively, and compensation expense related to stock option grants of $1 million in 2001. Deferred compensation related to Common Stock grants was $5 million as of December 31, 2002. Deferred compensation was amortized as Personnel costs over the applicable vesting period. The Company granted 0.8 million and 1.1 million shares of Common Stock during 2002 and 2001, respectively. The weighted average fair value per share of Common Stock granted in 2002 and 2001 was $6.

A five-year labor contract between US Airways and its pilots became effective January 1, 1998. A provision of the labor contract established the 1998 Pilot Stock Option Plan of US Airways Group, Inc. (1998 Plan). The 1998 Plan authorized the Company to grant in six separate series 11.5 million stock option awards to its pilots over the five-year life of the labor contract (with exercise prices established based on the fair market value of the Company’s common stock over a time period preceding each grant). Options granted under the first series and second through fifth series were subject to a two-year and one-year vesting period, respectively. Options granted under the last series were not subject to any vesting period. All awards under the 1998 Plan expired ten years after grant. This plan was terminated and all outstanding awards were cancelled upon emergence from bankruptcy on March 31, 2003.

The 1997 Stock Incentive Plan of US Airways Group, Inc. (1997 Plan) authorized the Company to grant Common Stock and stock option awards to non-officer key employees provided that no more than 3.0 million shares of Common Stock were issued as a result of the awards. The 1996 Stock Incentive Plan of US Airways Group, Inc. (1996 Plan), which encompassed the Company’s former 1988 Stock Incentive Plan of USAir Group, Inc., authorized the Company to grant Common Stock and stock option awards to key employees provided that no more than 18.4 million shares of Common Stock were issued as a result of the awards. All stock option awards under the 1997 Plan and 1996 Plan expired after a period of ten years and one month from date of grant. These plans were terminated and all outstanding awards were cancelled upon emergence from bankruptcy on March 31, 2003.

The US Airways Group, Inc. Nonemployee Director Stock Incentive Plan (Director Plan) authorized the Company to grant stock option awards to each nonemployee director provided that no more than 160,000 shares of Common Stock were issued as a result of the awards. All stock option awards under the Director Plan expired after ten years from date of grant and were subject to a one-year vesting period. This plan was terminated and all outstanding awards were cancelled upon emergence from bankruptcy on March 31, 2003.

The following table summarizes stock option transactions pursuant to the Company’s various stock option and incentive plans for the three months ended March 31, 2003, and the years ended December 31, 2002 and 2001 (stock options in thousands):

	Three Months Ended March 31, 2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Stock Options
Outstanding at beginning of year	17,223	$27	15,143	$35	11,427	$38
Granted (1)	—	$—	2,089	$5	2,558	$5
Granted (2)	—	$—	—	$—	1,848	$45
Granted (3)	—	$—	1,844	$5	—	$—
Exercised	—	$—	(13)	$5	(104)	$22
Forfeited	(9)	$10	(1,291)	$42	(486)	$6
Expired	—	$—	(549)	$39	(100)	$28
Terminated, March 31, 2003	(17,214)	$27	—	$—	—	$—

Outstanding at end of period	—	$—	17,223	$27	15,143	$35
Exercisable at end of period	—		12,846		11,848

(1)	Exercise price was equal to the fair market value of a share of Common Stock at measurement date for grant.
(2)	Exercise price was lower than the fair market value of a share of Common Stock at measurement date for grant.
(3)	Exercise price was greater than the fair market value of a share of Common Stock at measurement date for grant.

The weighted average fair value per stock option for stock options which had an exercise price equal to the fair market value of a share of Common Stock at date of grant was $3 for 2002 and 2001. There were no such grants in the three months ended March 31, 2003. The weighted average fair value per stock option for stock options which had an exercise price greater than the fair market value of a share of Common Stock at date of grant was $3 for 2002. There were no such grants in the three months ended March 31, 2003 or year ended December 31, 2001. The weighted average fair value per stock option for stock options which had an exercise price lower than the fair market value of a share of Common Stock at date of grant was $21 for 2001. There were no such grants during the three months ended March 31, 2003 or the year ended December 31, 2002.

12. Accumulated other comprehensive income (loss), net of income tax effect

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

Unrealized gains (losses) on available-for-sale securities are accounted for in accordance with SFAS 115. The Company records an adjustment to Stockholders’ Equity (Deficit) to reflect differences between the fair value of its short-term investments (considered “available-for-sale” under SFAS 115) and carrying value at each balance sheet date. In accordance with SFAS 133, the Company adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income unless they are considered “ineffective” until the hedged fuel is recognized into earnings. In accordance with SFAS 87, the Company recorded an adjustment for minimum pension liability as of December 31, 2003, 2002 and 2001. SFAS 87 requires the recognition of an additional minimum pension liability for each defined benefit plan for which the accumulated benefit obligation exceeds the fair value of the plan’s assets and accrued pension costs. An offsetting intangible asset is recognized for each additional minimum pension liability recorded. Because each intangible asset recognized is limited to the amount of unrecognized prior service cost, any balance is reflected as a reduction of Stockholders’ Equity (Deficit).

As presented in the accompanying Consolidated Statements of Stockholders’ Equity (Deficit), the Company recognized a comprehensive loss of $229 million including a net loss of $174 million and other comprehensive loss of $55 million for the nine months ended December 31, 2003. The Company recognized comprehensive income of $2.51 billion, including net income of $1.64 billion and other comprehensive income of $870 million for the three months ended March 31, 2003. For the year ended December 31, 2002, the Company recognized a comprehensive loss of $2.36 billion, including a net loss of $1.65 billion and other comprehensive loss of $717 million. For the year ended December 31, 2001, the Company recognized comprehensive loss of $2.27 billion, including a net loss of $2.12 billion and other comprehensive loss of $155 million.

The activity within Other comprehensive income (loss) and the related income tax effects are as follows (in millions):

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001
Unrealized gain (loss) on available-for-sale securities	$—	$—	$(2)	$—

Fuel cash flow hedges:
SFAS 133 transition adjustment, net of tax of $1 in 2001	—	—	—	1
Reclassification adjustment for gains included in net income (loss) during the period, net of tax of $(1) in 2001	(14)	(16)	(13)	—
Change in fair value of hedges	45	5	40	(18)

Unrealized gain (loss), net of reclassification adjustment	31	(11)	27	(17)
Minimum pension liability adjustment	(86)	85	(742)	(138)
Adjustments in connection with reorganization	—	796	—	—

Other comprehensive income (loss)	$(55)	$870	$(717)	$(155)

There was no tax effect on any element of Other comprehensive income during the nine months ended December 31, 2003, the three months ended March 31, 2003, and the year ended December 31, 2002.

13. Operating Segments and Related Disclosures

The Company is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, Piedmont, Allegheny, PSA and third-party carriers that fly under capacity purchase agreements as part of US Airways Express. The flight equipment of all these carriers is combined to form one fleet which is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways, Piedmont, Allegheny and PSA.

Information concerning operating revenues (based on revenue passenger miles and yield) in principal geographic areas is as follows (in millions):

	Successor Company	Predecessor Company
	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
			2002	2001
United States	$4,518	$1,336	$6,065	$7,449
Foreign	794	198	912	839

	$5,312	$1,534	$6,977	$8,288

14. Related Party Transactions

(a) RSA

As of March 31, 2003, RSA held approximately 36.2%, on a fully-diluted basis, of the Company’s equity, had a voting interest of approximately 71.6% and was entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s Board of Directors. Total amounts due to RSA at December 31, 2003 includes $75 million of Class B mandatorily redeemable preferred stock and $73 million of the initial $100 million at-risk amounts under the ATSB Loan. For the nine months ended December 31, 2003, interest expense related to the Class B Preferred Stock totaled $6 million, including $5 million related to dividend requirements, of which $3 million were paid in cash. Interest expense on RSA’s portion of the ATSB Loan was $3 million with interest payments of $2 million for the nine months ended December 31, 2003. See also Notes 1, 2(b), 4 and 7 for additional information with regard to the terms of RSA’s investment, Class B Preferred Stock and ATSB Loan.

Debt outstanding as of December 31, 2002 included $300 million of drawings under the RSA DIP Facility. This obligation was satisfied upon emergence from bankruptcy.

(b) Employees

During the nine months ended December 31, 2003, and the years ended December 31, 2002 and 2001, employees surrendered 4,760,000 shares, 77,000 shares, and 177,000 shares of Common Stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Common Stock grants (see also Note 4 and 10(c)). There were no shares surrendered of Common Stock during the three months ended March 31, 2003.

(this space intentionally left blank)

15. Valuation and Qualifying Accounts and Reserves

(in millions)	Balance at beginning of period	Additions charged to expense	Payments	Write-offs (net of recoveries)	Sales, Retire- ments And Transfers	Other		Balance at end of period
Nine months ended December 31, 2003
Allowance for obsolescence of inventories	$—	$5	$—	$—	$—	$—		$5
Allowance for uncollectible accounts	19	6	—	(7)	—	—		18
Reserves for workforce reduction (b)	46	3	(39)	—	—	—		10

Three months ended March 31, 2003
Allowance for obsolescence of inventories	114	2	—	—	—	(116	)(c)	—
Allowance for uncollectible accounts	18	2	—	(1)	—	—		19
Reserves for workforce reduction (b)	78	—	(32)	—	—	—		46
Reserves for future rent payments - parked aircraft (b)	68	—	—	—	—	(68)		—

Year ended December 31, 2002
Allowance for obsolescence of inventories	209	1	—	(6)	(90)	—		114
Allowance for uncollectible accounts	22	8	—	(12)	—	—		18
Reserves for maintenance activities (a)	20	—	—	—	—	(20)		—
Reserves for workforce reduction (b)	52	89	(59)	—	—	(4)		78
Reserves for future rent payments - parked aircraft (b)	70	—	(6)	—	—	4		68

Year ended December 31, 2001
Allowance for obsolescence of inventories (b)	140	76	—	(2)	(4)	(1)		209
Allowance for uncollectible accounts	28	5	—	(11)	—	—		22
Reserves for maintenance activities	22	5	(7)	—	—	—		20
Reserves for workforce reduction (b)	—	85	(31)	—	—	(2)		52
Reserves for future rent payments - parked aircraft (b)	—	70	—	—	—	—		70

(a)	See also Note 2(n).
(b)	See also Note 17.
(c)	Allowance for obsolescence of inventories eliminated upon adoption of fresh-start reporting. See also Note 3(a).

16. Selected Quarterly Financial Information (Unaudited)

	Predecessor Company	Successor Company
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
2003
Operating Revenues	$1,534	$1,777	$1,771	$1,764
Operating Income (Loss)	$(207)	$67	$(37)	$(74)
Income (Loss) Before Cumulative Effect of Accounting Change	$1,635	$13	$(90)	$(98)
Net Income (Loss)	$1,635	$13	$(90)	$(98)
Income (Loss) per Common Share Before Cumulative Effect of Accounting Change
Basic	$24.02	$0.25	$(1.69)	$(1.82)
Diluted	$24.02	$0.25	$(1.69)	$(1.82)

	Predecessor Company
	(in millions, except per share amounts)
2002
Operating Revenues	$1,709	$1,903	$1,752	$1,614
Operating Loss	$(370)	$(163)	$(181)	$(603)
Loss Before Cumulative Effect of Accounting Change	$(286)	$(248)	$(335)	$(794)
Net Loss	$(269)	$(248)	$(335)	$(794)
Loss per Common Share Before Cumulative Effect of Accounting Change

Basic	$(4.22)	$(3.64)	$(4.92)	$(11.67)
Diluted	$(4.22)	$(3.64)	$(4.92)	$(11.67)

See also Note 17.

Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

17. Unusual Items

(a) Asset Impairments and Other Special Items

Asset impairments and other special items included within the Company’s Consolidated Statements of Operations includes the following components (dollars in millions):

	Successor Company		Predecessor Company
	Nine months ended December 31, 2003		Year ended December 31,
			2002		2001
Aircraft order cancellation penalty	$35	(a)	$—		$—
Aircraft impairments and related charges	—		392	(b)	787	(f)
Pension and postretirement benefit curtailments	—		(90)	(c)	2	(c)
Employee severance including benefits	(1)	(d)	(3)	(d)	83	(d)
Future aircraft lease commitments	—		—		70	(e)
Other	—		21	(g)	16	(g)

	$34		$320		$958

(a)	During the quarter ended June 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery. See Note 9(a) for further discussion.
(b)	During the fourth quarter of 2002, US Airways conducted an impairment analysis in accordance with SFAS 144 on its B737-300, B737-400, B757-200 and B767-200 aircraft fleets as a result of changes to the aircraft’s recoverability periods (the planned conversion of owned aircraft to leased aircraft) as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values for four B737-300s, 15 B737-400s, 21 B757-200s and three B767-200s. In accordance with SFAS 144, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $392 million. Management estimated fair market value using third-party appraisals and recent leasing transactions.
(c)	During the fourth quarter of 2002, US Airways recorded a curtailment credit of $120 million related to certain postretirement benefit plans and a $30 million curtailment charge related to certain defined benefit pension plans. During the fourth quarter of 2001, US Airways recognized a $2 million curtailment charge related to a certain postretirement benefit plan. These curtailments resulted from headcount reductions.
(d)	In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit. In accordance with Emerging Issues Task Force 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter of 2001. In the fourth quarter of 2001, US Airways recognized a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough. During the quarters ended June 30, 2003 and 2002, the Company recognized $1 million and $3 million, respectively, in reductions to severance pay and benefit accruals related to the involuntary termination or furlough of certain employees.
(e)	During the third and fourth quarters of 2001, US Airways recorded charges of $4 million and $66 million, respectively, representing the present value of the future minimum lease payments on three B737-200 aircraft and four F-100 aircraft, respectively, that were permanently removed from service.

(f)	During August 2001, US Airways conducted an impairment analysis in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121) on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $403 million. In the aftermath of September 11, 2001, the Company elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft retirements were accelerated to the end of 2001 while the F-100s and MD-80s were scheduled to be retired by April 2002. Based on this, the Company conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pretax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, the Company reviewed other aircraft-related assets which resulted in a pretax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less costs to sell. Management estimated fair value based on recent sales and leasing transactions. US Airways also recognized a pretax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus aircraft and related spare engines and parts, including substantially all its DC-9, MD-80 and B737-200 aircraft. In connection with these agreements, US Airways reduced the carrying values of these assets resulting in a $148 million charge during the fourth quarter of 2001, including a $138 million impairment charge and a charge of $10 million to write down the related spare parts. Additionally, the Company recognized a pretax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party’s early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the first quarter of 2001.
(g)	During the fourth quarter of 2002, US Airways recognized an impairment charge of $21 million related to capitalized gates at certain airports in accordance with SFAS 142. The carrying values of the affected gates were reduced to fair value based on a third party appraisal. During the third quarter of 2001, US Airways recognized a pretax charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pretax charge of $3 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date.

(b) Government Compensation

In April 2003, President George W. Bush signed into law the 2003 Emergency Wartime Supplemental Appropriations Act (Emergency Wartime Act), which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. The Emergency Wartime Act included the following key provisions: (1) $2.3 billion of the appropriation was for grants to be made by the Transportation Security Administration (TSA) to U.S. air carriers based on the proportional share each carrier paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees; (2) the TSA would not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003; (3) $100 million of the appropriation would be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft; (4) aviation war risk insurance provided by the federal government was extended until August 2004; and (5) certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees. The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the security fee reimbursement is remote. The Company’s security fee reimbursement was $214 million, net of $4 million due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003. In September 2003, the Company received approximately $6 million of compensation associated with flight deck door expenditures which was recorded as an offset to capital costs.

On September 22, 2001, President Bush signed into law the Stabilization Act which provides, among other things, for $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the September 11, 2001 terrorist attacks. The Company received approximately $317 million (US Airways received $306 million and the Company’s Express subsidiaries received $11 million) from the U.S. Government under the Stabilization Act. The rules governing the distribution were finalized during 2002 and an adjustment of $3 million was recognized in 2002 to reduce the amount of compensation received. The payments partially compensated the Company for its direct and incremental losses incurred beginning on September 11, 2001 and ending on December 31, 2001.

(c) Gain on Sale of Hotwire, Inc.

During the fourth quarter of 2003, US Airways recorded a $30 million gain on the sale of its investment in Hotwire, Inc. The gain is reflected in Other, net on the Company’s Consolidated Statement of Operations.

(d) Merger Termination Fees

In connection with the merger termination agreement, in July 2001, UAL Corporation paid $50 million to US Airways. Separately, US Airways paid a merger termination fee of approximately $2 million to Robert L. Johnson, a member of the Board of Directors of the Company and US Airways, representing reimbursement for his expenses in connection with his activities to establish a new airline which would have addressed certain potential competitive issues surrounding the proposed merger transaction, and supported regulatory approval of the new airline. This amount is included in Other, net on the Company’s Consolidated Statements of Operations.

(this space intentionally left blank)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of US Airways Group

The information required by Item 401 and Item 405 of Regulation S-K appears under the captions “Proposal 1 – Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company’s Annual Meeting of Stockholders on May 19, 2004 and is incorporated herein by reference.

Audit Committee Financial Expert

The Board of Directors has determined that one of the Audit Committee members, Raymond W. Smith, is an audit committee “financial expert” as defined in Item 401(h) of Regulation S-K adopted under the Exchange Act.

Code of Ethics

The Company has a code of ethics that applies to all employees, officers, directors and agents of US Airways Group and its wholly owned subsidiaries, including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code, “Business Conduct and Ethics Policy” is available on the Company’s website at usairways.com (under “About US Airways - Investor Relations” caption). The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Report on Form 8-K.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K appears under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” and “Human Resources Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company’s Annual Meeting of Stockholders on May 19, 2004 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 201(d) and Item 403 of Regulation S-K appears under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company’s Annual Meeting of Stockholders on May 19, 2004 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company’s Annual Meeting of Stockholders on May 19, 2004 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item appears under the caption “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company’s Annual Meeting of Stockholders on May 19, 2004 and is incorporated herein by reference.

(this space intentionally left blank)

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

Consolidated Financial Statements

The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8 of this report:

•	Consolidated Statements of Operations for the nine months ended December 31, 2003 (Successor), the three months ended March 31, 2003 (Predecessor) and the years ended December 31, 2002 and 2001 (Predecessor)

•	Consolidated Balance Sheets as of December 31, 2003 (Successor) and December 31, 2002 (Predecessor)

•	Consolidated Statements of Cash Flows for the nine months ended December 31, 2003 (Successor), the three months ended March 31, 2003 (Predecessor) and the years ended December 31, 2002 and 2001 (Predecessor)

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended December 31, 2003 (Successor), the three months ended March 31, 2003 (Predecessor) and the years ended December 31, 2002 and 2001 (Predecessor)

•	Notes to Consolidated Financial Statements

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

Designation	Description
2.1	First Amended Joint Plan of Reorganization of US Airways Group and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K dated March 18, 2003).

2.2	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. Secs. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.2 to US Airways Group’s Current Report on Form 8-K dated March 18, 2003).

3.1	Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

3.2	Amended and Restated Bylaws of US Airways Group, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.2 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

4.1	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

4.2	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Bank of America, N.A. (incorporated by reference to Exhibit 4.2 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

4.3	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

4.4	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 4.4 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

4.5	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 4.5 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

4.6	Form of Class A-1 Warrants (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form S-8 filed on July 31, 2003).

10.1	A319/A320/A321 Purchase Agreement dated as of October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 1997) (portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately with the United States Securities and Exchange Commission (SEC)).

10.2	Amendment No. 1 dated as of June 10, 1998 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.3	Amendment No. 2 dated as of January 19, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.4	Amendment No. 3 dated as of March 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.5	Amendment No. 4 dated as of August 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.6	Amendment No. 5 dated as of October 29, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.6 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.7	Amendment No. 6 dated as of April 19, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.8	Amendment No. 7 dated as of June 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.9	Amendment No. 8 dated as of November 27, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.10	Amendment No. 9 dated as of December 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.10 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

filed separately with the SEC).

10.11	Amendment No. 10 dated as of April 9, 2001 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.12	Amendment No. 11 dated as of July 17, 2002 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.13	Amendment No. 12 dated as of March 29, 2003 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.14	A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.15	Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.16	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.17	Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.18	Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.19	Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.20	Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.21	Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.22	Amendment No. 1 dated as of November 4, 2003 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.23	Amendment No. 2 dated as of November 21, 2003 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.24	Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.25	Investment Agreement, dated as of September 26, 2002, by and between the Retirement Systems of Alabama and US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002).

10.26	Amendment No. 1 dated as of January 17, 2003 to the Investment Agreement, entered into as of September 26, 2002 and amended and restated as of January 17, 2003 by and between the Retirement Systems of Alabama and US Airways Group, Inc. (incorporated by reference to Exhibit 10.37 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.27	Amendment No. 2, dated as of March 30, 2003, to the Investment Agreement, dated as of September 26, 2002, by and among The Retirement Systems of Alabama, Retirement Systems of Alabama Holdings, LLC and US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003).

10.28	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 10.1 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

10.29	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 10.2 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

10.30	First Amendment dated as of June 25, 2003 to the Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003).

10.31	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

10.32	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003).

10.33	Amended and Restated 2003 Stock Incentive Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 31, 2003).

10.34	US Airways Group, Inc. 2003 Nonemployee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003).

10.35	US Airways Group, Inc. 2003 Nonemployee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003).

10.36	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).

10.37	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).

10.38	Employment Agreement between US Airways and the President and Chief Executive Officer effective March 11, 2002 (incorporated by reference to Exhibit

10.41 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2001).

10.39	Amendment No. 1 effective March 31, 2003 to the Employment Agreement dated March 11, 2002 between US Airways and the President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.40	Employment agreement between US Airways and its Executive Vice President–Corporate Affairs and General Counsel effective March 1, 2003 (incorporated by reference to Exhibit 10.5 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).

10.41	Employment Agreement between US Airways and its Senior Vice President–Marketing of US Airways effective September 10, 1999 (incorporated by reference to Exhibit 10.38 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2000).

10.42	Amendment No. 1 effective May 23, 2000 to the Employment Agreement dated September 10, 1999 between US Airways and its Senior Vice President–Marketing of US Airways (incorporated by reference to Exhibit 10.39 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2000).

10.43	Supplement effective December 29, 2000 to the Employment Agreement dated September 10, 1999 between US Airways and its Senior Vice President–Marketing of US Airways (incorporated by reference to Exhibit 10.40 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2000).

10.44	Severance Agreement between US Airways and the Executive Vice President–Corporate Affairs and General Counsel effective March 3, 2003 (incorporated by reference to Exhibit 10.9 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).

10.45	Severance Agreement between US Airways and the Executive Vice President–Finance and Chief Financial Officer effective April 8, 2002 (incorporated by reference to Exhibit 10.8 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002).

10.46	Amendment No. 1 effective March 31, 2003 to the Severance Agreement dated April 8, 2002 between US Airways and the Executive Vice President-Finance and Chief Financial Officer (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.47	Severance Agreement between US Airways and the Executive Vice President–Operations effective June 26, 2002 (incorporated by reference to Exhibit 10.9 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002).

10.48	Amendment No. 1 effective March 31, 2003 to the Severance Agreement dated June 26, 2002 between US Airways and the Executive Vice President-Operations (incorporated by reference to Exhibit 10.3 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.49	Severance Agreement between US Airways and the Senior Vice President–Marketing effective June 26, 2002 (incorporated by reference to Exhibit 10.14 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).

10.50	Amendment No. 1 effective March 31, 2003 to the Severance Agreement dated June 26, 2002 between US Airways and the Senior Vice President-Marketing (incorporated by reference to Exhibit 10.15 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).

10.51	Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements effective March 11, 2002 (incorporated by reference to Exhibit 10.49 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2001).

10.52	Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.53	Agreement between US Airways and its Executive Vice President–Finance and Chief Financial Officer with respect to certain employment arrangements effective April 8, 2002 (incorporated by reference to Exhibit 10.14 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002).

10.54	Agreement between US Airways and its Executive Vice President–Finance and Chief Financial Officer with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.15 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002).

10.55	Agreement between US Airways and its Executive Vice President–Operations with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.17 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002).

18.1	Letter from KPMG LLP re change in accounting principle (incorporated by reference to Exhibit 18 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002).

21.1	Subsidiaries of US Airways Group.

23.1	Consent of the Auditors of US Airways Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.

24.1	Powers of Attorney signed by the directors of US Airways Group, authorizing their signatures on this report.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 99.2 to US Airways Group’s Current Report on Form 8-K dated on January 31, 2003).

B. Reports on Form 8-K

Date of Report	Subject of Report
December 19, 2003	News release for US Airways Group, Inc. and US Airways, Inc. disclosing the details of prospective operations at Pittsburgh and Philadelphia airports.

December 4, 2003	News release disclosing November 2003 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward-looking information.

November 4, 2003	News release disclosing October 2003 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward-looking information.

October 21, 2003	News release disclosing US Airways’ statement on court decision regarding maintenance repair providers for 10 US Airways Airbus A319 aircraft.

October 21, 2003	News release disclosing US Airways Group, Inc. and US Airways, Inc. results of operations for the three months and nine months ended September 30, 2003.

October 3, 2003	News release disclosing September 2003 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward-looking information.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

US Airways Group, Inc. (registrant)

By:	/s/ David N. Siegel
David N. Siegel, Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on March 12, 2004.

By:	/s/ David N. Siegel
David N. Siegel, Director, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Neal S. Cohen
Neal S. Cohen, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Anita P. Beier
Anita P. Beier, Vice President and Controller
(Chief Accounting Officer)

By:	*
Dr. David G. Bronner, Director and Chairman

By:	*
Cheryl Gruetzmacher Gordon, Director

By:	*
Perry Hayes, Director

By:	*
Magdalena Jacobsen, Director

By:	*
Robert L. Johnson, Director

By:	*
Bruce R. Lakefield, Director

By:	*
Joseph J. Mantineo, Director

By:	*
John McKenna, Director

By:	*
Hans Mirka, Director

By:	*
William D. Pollock, Director

By:	*
James M. Simon, Jr., Director

By:	*
Raymond W. Smith, Director

By:	*
William T. Stephens, Director

By:	/s/ Neal S. Cohen
Neal S. Cohen, Attorney-In-Fact

*	Signed pursuant to power of attorney filed herewith.