Form 10-K/A
period 2003-12-31
US AIRWAYS GROUP INC
filed 2004-04-07
CIK 701345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A - AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(Commission file number: 1-8444)
(I.R.S. Employer Identification No: 54-1194634)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Each Exchange on which Registered
Class A common stock, par value $1.00 per share (Class A Common Stock) Class B common stock, par value $1.00 per share (Class B Common Stock)	NASDAQ National Market -

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  X          No

     As of June 30, 2003, there was no public market for the Company's Class A Common Stock or Class B Common Stock.

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

EXPLANATORY NOTE

     US Airways Group, Inc. ("US Airways Group") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 to correct certain inaccuracies in the list of exhibits in Item 15 of Part IV of the Form 10-K. The corrections delete exhibits that have been superceded by more recent agreements included in the list of Exhibits or that are otherwise of no effect, and add exhibits that were inadvertently omitted. Included in this filing are the list of exhibits pursuant to Item 15 of Part IV, the signature page and certifications required by Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

     With the exception of the foregoing corrections, no other information in the Annual Report on Form 10-K for the year ended December 31, 2003 has been supplemented, updated or amended.

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

Designation	Description
2.1	First Amended Joint Plan of Reorganization of US Airways Group and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.1 to US Airways Group's Current Report on Form 8-K dated March 18, 2003).
2.2	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. Secs. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.2 to US Airways Group's Current Report on Form 8-K dated March 18, 2003).
3.1	Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).
3.2	Amended and Restated Bylaws of US Airways Group, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.2 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).
4.1	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).
4.2
US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Bank of America, N.A. (incorporated by reference to Exhibit 4.2 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).
4.3	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 4.3 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).
4.4	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 4.4 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).

4.5	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 4.5 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).
4.6	Form of Class A-1 Warrants (incorporated by reference to Exhibit 4.3 to US Airways Group's Registration Statement on Form S-8 filed on July 31, 2003).
10.1	A319/A320/A321 Purchase Agreement dated as of October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1997) (portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately with the United States Securities and Exchange Commission (SEC)).
10.2	Amendment No. 1 dated as of June 10, 1998 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.3	Amendment No. 2 dated as of January 19, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.3 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.4	Amendment No. 3 dated as of March 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.5	Amendment No. 4 dated as of August 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.6	Amendment No. 5 dated as of October 29, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.7	Amendment No. 6 dated as of April 19, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.8	Amendment No. 7 dated as of June 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.9	Amendment No. 8 dated as of November 27, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.9 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.10	Amendment No. 9 dated as of December 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.10 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.11	Amendment No. 10 dated as of April 9, 2001 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2001) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.12	Amendment No. 11 dated as of July 17, 2002 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2002) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.13	Amendment No. 12 dated as of March 29, 2003 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.14	A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.4 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.15	Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.16	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.17	Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.14 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.18	Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.16 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2001) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.19	Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2002) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.20	Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.21	Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.22*	Amendment No. 1 dated as of November 4, 2003 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.23*	Amendment No. 2 dated as of November 21, 2003 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.24	Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).
10.25	Investment Agreement, dated as of September 26, 2002, by and between the Retirement Systems of Alabama and US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 2002).
10.26	Amendment No. 1 dated as of January 17, 2003 to the Investment Agreement, entered into as of September 26, 2002 and amended and restated as of January 17, 2003 by and between the Retirement Systems of Alabama and US Airways Group, Inc. (incorporated by reference to Exhibit 10.37 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2002).
10.27	Amendment No. 2, dated as of March 30, 2003, to the Investment Agreement, dated as of September 26, 2002, by and among The Retirement Systems of Alabama, Retirement Systems of Alabama Holdings, LLC and US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 2003).
10.28	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 10.1 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).
10.29	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 10.2 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).
10.30	First Amendment dated as of June 25, 2003 to the Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 10.6 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2003).
10.31	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).

10.32	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003).
10.33	Amended and Restated 2003 Stock Incentive Plan of US Airways Group, Inc. (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on July 31, 2003).
10.34	US Airways Group, Inc. 2003 Nonemployee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2003).
10.35	US Airways Group, Inc. 2003 Nonemployee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.5 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2003).
10.36	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2003).
10.37	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2003).
10.38	Employment Agreement between US Airways and the President and Chief Executive Officer effective March 11, 2002 (incorporated by reference to Exhibit 10.41 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2001).
10.39	First Amendment effective March 31, 2003 to the Employment Agreement dated March 11, 2002 between US Airways and the President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.40	Employment Agreement between US Airways and its Executive Vice President-Corporate Affairs and General Counsel effective March 1, 2003 (incorporated by reference to Exhibit 10.5 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2003).
10.41	USAir, Inc. Supplemental Executive Defined Contribution Plan (now known as the US Airways, Inc. Supplemental Executive Defined Contribution Plan) (incorporated by reference to Exhibit 10.6 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 1994).
10.42	First Amendment effective September 19, 2000 to the US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.18 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000).
10.43	Second Amendment effective December 29, 2000 to the US Airways, Inc. Supplemental Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.19 to US Airways Group's Annual Report on Form 10-K for the year ended December 31, 2000).

10.44	Agreement between US Airways and its President and Chief Executive Officer providing supplemental retirement benefits effective March 11, 2002 (incorporated by reference to Exhibit 10.56 to US Airways Annual Report on Form 10-K for the year ended December 31, 2001).
10.45	Severance Agreement between US Airways and the Executive Vice President-Finance and Chief Financial Officer effective April 8, 2002 (incorporated by reference to Exhibit 10.8 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002).
10.46	First Amendment effective March 31, 2003 to the Severance Agreement dated April 8, 2002 between US Airways and the Executive Vice President-Finance and Chief Financial Officer (incorporated by reference to Exhibit 10.2 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.47	Severance Agreement between US Airways and the Executive Vice President-Operations effective June 26, 2002 (incorporated by reference to Exhibit 10.9 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002).
10.48	First Amendment effective March 31, 2003 to the Severance Agreement dated June 26, 2002 between US Airways and the Executive Vice President-Operations (incorporated by reference to Exhibit 10.3 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.49	Severance Agreement between US Airways and the Senior Vice President-Marketing effective June 26, 2002 (incorporated by reference to Exhibit 10.14 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2003).
10.50	First Amendment effective March 31, 2003 to the Severance Agreement dated June 26, 2002 between US Airways and the Senior Vice President-Marketing (incorporated by reference to Exhibit 10.15 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2003).
10.51	Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements effective March 11, 2002 (incorporated by reference to Exhibit 10.49 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2001).
10.52	Agreement between US Airways and its President and Chief Executive Officer with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.1 to US Airways' Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.53	Agreement between US Airways and its Executive Vice President-Finance and Chief Financial Officer with respect to certain employment arrangements effective April 8, 2002 (incorporated by reference to Exhibit 10.14 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002).
10.54	Agreement between US Airways and its Executive Vice President-Finance and Chief Financial Officer with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.15 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002).

10.55	Agreement between US Airways and its Executive Vice President-Operations with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.17 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002).
10.56	Agreement between US Airways and its Senior Vice President-Marketing with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2003).
18.1	Letter from KPMG LLP re change in accounting principle (incorporated by reference to Exhibit 18 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2002).
21.1*	Subsidiaries of US Airways Group.
23.1*	Consent of the Auditors of US Airways Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements.
24.1*	Powers of Attorney signed by the directors of US Airways Group, authorizing their signatures on this report.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 99.2 to US Airways Group's Current Report on Form 8-K dated on January 31, 2003).

*Filed with the original filing of this Annual Report on Form 10-K on March 12, 2004.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2004.

US Airways Group, Inc. (registrant)

By:   /s/ Neal S. Cohen
Neal S. Cohen, Chief Financial Officer
(Principal Financial Officer)