Form 10-Q
period 2004-03-31
US AIRWAYS GROUP INC
filed 2004-05-07
CIK 701345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☒ No ☐

As of April 30, 2004, there were outstanding approximately 52,197,000 shares of US Airways Group, Inc. Class A common stock and 5,000,000 shares of US Airways Group, Inc. Class B common stock.

US Airways Group, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2004

US Airways Group, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2004 and 2003 (unaudited)

(in millions, except share and per share amounts)

	Successor Company	Predecessor Company
	2004	2003
Operating Revenues
Passenger transportation	$1,513	$1,358
Cargo and freight	34	35
Other	154	141

Total Operating Revenues	1,701	1,534
Operating Expenses
Personnel costs	641	622
Aviation fuel	233	213
US Airways Express capacity purchases	188	130
Aircraft rent	109	109
Other rent and landing fees	104	106
Selling expenses	104	91
Aircraft maintenance	90	88
Depreciation and amortization	51	67
Other	324	315

Total Operating Expenses	1,844	1,741

Operating Loss	(143)	(207)
Other Income (Expense)
Interest income	3	1
Interest expense, net	(58)	(73)
Reorganization items, net	—	1,917
Other, net	21	(3)

Other Income (Expense), Net	(34)	1,842

Income (Loss) Before Income Taxes	(177)	1,635
Provision for Income Taxes	—	—

Net Income (Loss)	$(177)	$1,635

Earnings (Loss) per Common Share
Basic	$(3.28)	$24.02
Diluted	$(3.28)	$24.02
Weighted Average Shares Used for Computation (000)
Basic	53,972	68,076
Diluted	53,972	68,076

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.

Condensed Consolidated Balance Sheets

March 31, 2004 (unaudited) and December 31, 2003

(in millions)

	Successor Company
	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$978	$929
Short-term investments	—	358
Restricted cash	170	151
Receivables, net	346	251
Materials and supplies, net	190	196
Prepaid expenses and other	212	170

Total Current Assets	1,896	2,055
Property and Equipment
Flight equipment	2,675	2,573
Ground property and equipment	369	369
Less accumulated depreciation and amortization	(167)	(127)

	2,877	2,815
Purchase deposits for flight equipment	189	213

Total Property and Equipment	3,066	3,028
Other Assets
Goodwill	2,490	2,475
Other intangibles, net	560	572
Restricted cash	497	402
Other assets, net	41	23

Total Other Assets	3,588	3,472

	$8,550	$8,555

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt and capital lease obligations	$111	$360
Accounts payable	425	376
Traffic balances payable and unused tickets	1,112	835
Accrued aircraft rent	15	78
Accrued salaries, wages and vacation	207	197
Other accrued expenses	744	707

Total Current Liabilities	2,614	2,553
Noncurrent Liabilities and Deferred Credits
Long-term debt and capital lease obligations, net of current maturities	2,691	2,630
Deferred gains and credits, net	424	439
Postretirement benefits other than pensions	1,656	1,651
Employee benefit liabilities and other	1,135	1,110

Total Noncurrent Liabilities and Deferred Credits	5,906	5,830
Commitments and Contingencies
Stockholders’ Equity
Class A Common Stock	49	49
Class B Common Stock	5	5
Paid-in capital	399	392
Accumulated deficit	(351)	(174)
Common stock held in treasury, at cost	(1)	(1)
Deferred compensation	(37)	(44)
Accumulated other comprehensive loss	(34)	(55)

Total Stockholders’ Equity	30	172

	$8,550	$8,555

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003 (unaudited)

(in millions)

	Successor Company	Predecessor Company
	2004	2003
Net cash provided by (used for) operating activities before reorganization items	$75	$(192)
Reorganization items, net	—	(90)

Net cash provided by (used for) operating activities	75	(282)
Cash flows from investing activities
Capital expenditures and purchase deposits for flight equipment, net	(2)	(8)
Proceeds from dispositions of property	1	2
Decrease (increase) in short-term investments	358	(19)
Increase in restricted cash and investments	(113)	(57)
Other	2	(7)

Net cash provided by (used for) investing activities	246	(89)
Cash flows from financing activities
Proceeds from issuance of long-term debt	23	1,081
Proceeds from Debtor-in-Possession financings	—	131
Proceeds from issuance of preferred stock, common stock and warrants	—	240
Principal payments on long-term debt and capital lease obligations	(295)	(35)
Principal payments on Debtor-in-Possession financings	—	(431)

Net cash provided by (used for) financing activities	(272)	986

Net increase in Cash and cash equivalents	49	615

Cash and cash equivalents at beginning of period	929	585

Cash and cash equivalents at end of period	$978	$1,200

Non-cash financing activity
Flight equipment acquired through issuance of debt	$79	$—
Supplemental Information
Interest paid during the period	$79	$72
Income taxes received during the period	$—	$2

See accompanying Notes to Condensed Consolidated Financial Statements.

US Airways Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Chapter 11 Reorganization

Background

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

The Plan of Reorganization constituted a separate plan of reorganization for each of the Filing Entities. In accordance with the Bankruptcy Code, the Plan of Reorganization divided claims against, and interests in, each of the Filing Entities into classes according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the Plan of Reorganization generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the Air Transportation Stabilization Board (Stabilization Board), the Retirement Systems of Alabama Holdings LLC (RSA), the Company’s management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the Pension Benefit Guarantee Corporation (PBGC), in satisfaction of their allowed claims. The distribution to unsecured creditors is currently estimated to have a value of between 0.65 percent and 0.90 percent of total allowed unsecured claims; however, the ultimate distribution percentage may fall outside of this range. See “Claims Resolution” below. Persons holding equity in the Company prior to the Effective Date were not entitled to any distribution under the Plan of Reorganization and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the Plan of Reorganization, investors should refer to the Plan of Reorganization confirmed by the Bankruptcy Court on March 18, 2003 and filed with US Airways Group’s Current Report on Form 8-K, dated March 18, 2003 and filed with the Securities and Exchange Commission (SEC) on April 2, 2003.

ATSB Loan

As part of its restructuring efforts, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the Stabilization Board in connection with a $1 billion term loan financing (the ATSB Loan). The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out the restructuring plan. The ATSB Loan was funded on the Effective Date. The ATSB Loan is secured by substantially all unencumbered assets of US Airways Group and its subsidiaries and is guaranteed by the Company and each of the Company’s domestic subsidiaries other than US Airways.

Effective March 12, 2004, US Airways entered into an amendment to the ATSB Loan which provided for a partial prepayment of the loan and modifications of financial covenants (covenant relief) for the measurement periods beginning June 30, 2004 through December 31, 2005. Existing ratios used in financial covenants were adjusted and reset to accommodate the Company’s forecast for 2004 and 2005. In exchange for this covenant relief and other changes described below, US Airways made a voluntary prepayment of $250 million on March 12, 2004, which reduced, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan). The amendment is filed as Exhibit 10.2 to US Airways, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

The amendment also provides for US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale up to a total of $125 million to the extent that, among other things, definitive documentation for such asset sale is completed by February 28, 2005. In addition, US Airways may now accept a third-party secured note as permitted consideration for certain asset sales (including the US Airways Shuttle and wholly owned regional airline assets) as long as certain conditions are met. Such conditions include that such note’s amortization schedule shall be no more favorable than the ATSB Loan, proceeds from such note are used to prepay the ATSB Loan, the credit strength of the ATSB Loan would not be affected adversely as measured by certain ratings tests, and such note be pledged as collateral for the ATSB Loan. Finally, in consideration for the ATSB lenders amending the provision related to the going concern paragraph in the independent auditor’s report for the Company’s audited financial statements for the year ended December 31, 2003, US Airways agreed to a revised covenant that provides that month end minimum unrestricted cash will exceed the lesser of the outstanding ATSB Loan balance or $700 million and that no intra-month end of day unrestricted cash balance will fall below the lesser of the outstanding ATSB Loan balance or $575 million.

RSA Investment

Pursuant to a definitive agreement, on the Effective Date, RSA invested $240 million in cash in Reorganized US Airways Group (the RSA Investment Agreement) in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of the Effective Date, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and is entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s Board of Directors.

Claims Resolution

Pursuant to the bankruptcy process, the Filing Entities’ claims agent received proofs of claims totaling approximately $65.5 billion in the aggregate, exclusive of approximately $16 billion in claims from Allegheny County, Pennsylvania (Allegheny County) and Allegheny County Airport Authority (ACAA) which have been resolved and approximately 350 proofs of claims filed by governmental entities totaling approximately $225 million in the aggregate. As of March 31, 2004, there are $3.8 billion of unresolved claims. The Plan of Reorganization provides for a disputed claims resolution process. The Plan of Reorganization provides for 4,968,720 shares of Class A Common Stock and 3,048,030 each of Class A-1 Warrants and shares of Class A Preferred Stock to be issued to unsecured creditors. Distributions of these shares and warrants through March 2004 totaled approximately 3.6 million shares of Class A Common Stock and 2.2 million each of Class A-1 Warrants and shares of Class A Preferred Stock to unsecured creditors. The effects of these distributions were reflected in the Company’s financial statements upon emergence and will not have any further impact on the results of operations. A number of significant claims, including certain aircraft related claims, remain to be resolved. Accordingly, ultimate allocations and distributions of new equity to claimants in Reorganized US Airways Group on account thereof, are not presently known.

Pittsburgh Leases

On January 5, 2004, US Airways signed a long-term lease agreement for ten gates and related terminal and support facilities at Pittsburgh International Airport (Pittsburgh), to replace the lease that was rejected as part of the Company’s Chapter 11 reorganization. Under the agreement, US Airways leases ten gates and associated operations and ticketing space on a signatory basis through 2018. The balance of 40 gates and other facilities currently used by US Airways and US Airways Express carriers at Pittsburgh is leased on a month-to-month, non-signatory basis. Additionally, US Airways signed a three-year lease agreement for its on-airport support facilities, including maintenance hangars, cargo, mail sorting and foodservice facilities. This includes an option for either party to terminate such agreement with respect to all or part of the facilities after 2004.

In the year since US Airways rejected its broader lease arrangements for the Pittsburgh hub and related facilities, the Company has been in discussions with Allegheny County, the ACAA and the Commonwealth of Pennsylvania about various proposals to reduce the debt service and the related costs of doing business at Pittsburgh. To date, those changes have resulted in the implementation of some cost savings initiatives, but far short of the Company’s stated goal of a $500 million reduction in the airport’s debt obligation.

In order to maintain a positive environment for discussions with state and local officials, US Airways has made a verbal commitment to maintain approximate existing flight activity and employment levels in the Pittsburgh region through September 2004.

The Company is currently pursuing a plan to achieve profitability by reducing its costs to levels competitive with low cost carriers. The final outcome on the future scope of service and the location of maintenance, reservations, training and other support facilities in the Pittsburgh region will ultimately depend on the negotiations between the Company and its labor unions, and state and local officials, on respective issues that need to be resolved as the Company implements its transformation plan.

2.	Basis of Presentation

The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in US Airways Group’s Annual Report to the SEC on Form 10-K for the year ended December 31, 2003. The accompanying Condensed Consolidated Financial Statements include the accounts of US Airways Group and its wholly owned subsidiaries. Principal subsidiaries include US Airways, Allegheny Airlines, Inc., Piedmont Airlines, Inc. and PSA Airlines, Inc. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

Management believes that all adjustments, consisting of normally recurring items, necessary for a fair presentation of results have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to impairment of goodwill, passenger revenue recognition, fresh-start reporting, impairment of long-lived assets and intangible assets subject to amortization, and pensions and other postretirement benefits.

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

3.	Fresh-start Reporting and Reorganization Items

(a) Fresh-start Reporting

In connection with its emergence from bankruptcy on March 31, 2003, US Airways Group adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Condensed Consolidated Balance Sheets. Estimates of fair value represent the Company’s best estimate based on independent appraisals and valuations and, where the foregoing are not available, industry trends and by reference to market rates and transactions. The Company received third-party appraisals for certain assets and liabilities subsequent to March 31, 2003. Changes in the fair value of these assets and liabilities from the previously estimated values had an impact on the reported value of Goodwill. During the three months ended March 31, 2004, the Company increased goodwill and other accrued expenses by $15 million related to the valuation of the Company’s deferred tax liabilities. The Company does not expect any further adjustments to the fair value of assets and liabilities subsequent to March 31, 2004.

(b) Reorganization Items

Reorganization items, net for the Predecessor Company represent amounts recognized and incurred as a direct result of the Company’s Chapter 11 filing and emergence and are presented separately in the Company’s Condensed Consolidated Statements of Operations. Such items consist of the following for the three months ended March 31, 2003 (in millions):

Discharge of liabilities	$3,938	(a)
Restructured aircraft financings	967	(b)
Termination of pension plans, net	387	(c)
Damage and deficiency claims	(2,167	)(d)
Revaluation of assets and liabilities	(1,107	)(e)
Professional fees	(51)
Other	(50)

	$1,917

(a)	Reflects the discharge of liabilities subject to compromise as provided under the Plan of Reorganization.

(b)	As of March 31, 2003, the Company had restructured aircraft debt and lease agreements related to 200 aircraft in connection with its Chapter 11 reorganization including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.

(c)	Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which was partially offset by the Company’s estimate of the PBGC claim.

(d)	Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

(e)	Represents the net effect of adjustments to reflect assets and liabilities at fair value in connection with the Company’s adoption of fresh-start reporting.

4.	Earnings (Loss) per Common Share

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

	Successor Company	Predecessor Company
	2004	2003
Net income (loss)	$(177)	$1,635

Common shares:
Weighted average common shares outstanding (basic)	54.0	68.1
Incremental shares related to outstanding stock options and warrants	—	—

Weighted average common shares outstanding (diluted)	54.0	68.1

Basic EPS	$(3.28)	$24.02
Diluted EPS	$(3.28)	$24.02

Note: EPS amounts may not recalculate due to rounding

For the three months ended March 31, 2004, 19.1 million stock options and warrants are not included in the computation of diluted EPS because the exercise price of the stock options and warrants exceeded the market price of the stock.

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

5.	Income Taxes

The Company recorded no income tax expense for the first quarter of 2004 or 2003. The Company continues to record a full valuation allowance against its net deferred tax asset.

6.	Employee Benefit Plans

Components of the net and total periodic benefit cost for the three months ended March 31, 2004 (Successor Company) and March 31, 2003 (Predecessor Company) include the following (in millions):

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Service cost	$11	$28	$12	$11
Interest cost	39	90	25	29
Expected return on plan assets	(33)	(70)	—	—
Amortization of:
Prior service cost (benefit)	—	1	(3)	(10)
Actuarial (gain) / loss	(1)	1	—	6

Net periodic cost	16	50	34	36
Fresh start charge	—	1,004	—	118
Curtailment/settlement	—	(1,391)	—	—

Total periodic cost	$16	$(337)	$34	$154

The Company currently expects to contribute $174 million to its defined benefit pension plans in 2004. This projection reflects the impact of the Pension Funding Equity Act of 2004, which was enacted in April 2004. There were no contributions made to the plans in the three months ended March 31, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Prescription Drug Act) became law in the United States. The Medicare Prescription Drug Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognition of the effects of the Medicare Prescription Drug Act in measuring its benefit obligation and cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

7.	Stock-based Compensation

The Predecessor Company applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations to account for awards of stock-based compensation granted to employees. Upon emergence, the Successor Company adopted the fair value method of recording stock-based employee compensation contained in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and is accounting for this change in accounting principle using the “prospective method” as described by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. Accordingly, the fair value of all Successor Company stock option and warrant grants, as determined on the date of grant, will be amortized as compensation expense in the Consolidated Statements of Operations over the vesting period.

The following table illustrates the effect on net income and net earnings per common share as if the fair value based recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock option awards for the three months ended March 31, 2003 (in millions, except per share data):

Net income, as reported	$1,635
Stock-based compensation expense determined under the fair value based method	(1)

Net income, pro forma	$1,634

Net earnings per common share:
Basic/Diluted, as reported	$24.02
Basic/Diluted, pro forma	$24.00

8.	Comprehensive Income (Loss)

Comprehensive income (loss) was $(156) million and $2.51 billion for the quarters ended March 31, 2004 and 2003, respectively. Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholders’ equity. Other comprehensive income includes changes in the fair value of certain derivative financial instruments and adjustments for minimum pension liabilities.

9.	Subsequent Events

A key component to the Company’s strategy is the increased usage of regional jets. The Company uses regional jets to fly into low-density markets where large-jet flying is not economical as well as to replace turbo-props with regional jets to better meet customer preferences. In May 2003, US Airways Group entered into agreements to purchase a total of 170 regional jets from Bombardier, Inc. (Bombardier) and Empresa Brasileira de Aeronautica S.A. (Embraer). The Company secured financing commitments from General Electric (GE) and from the respective airframe manufacturers for approximately 85% to 90% of these jets. These commitments are subject to certain credit standards or financial tests. Among the applicable credit standards under the aircraft financing commitments is the requirement that US Airways Group or US Airways maintains a minimum corporate credit rating of “B-” by Standard & Poor’s (S&P) or “B3” by Moody’s Investor Service, as well as customary conditions precedent.

On April 30, 2004, US Airways and GE agreed to certain changes in their regional jet financing agreement. These changes provided new conditions precedent for financing for scheduled aircraft deliveries through September 30, 2004. The new conditions precedent replace an existing no material adverse change (MAC) condition precedent with: (i) a no MAC since April 30, 2004 condition precedent; (ii) certain specific financial tests, and (iii) other conditions precedent. The financial tests include, but are not limited to, compliance with financial covenants in the ATSB Loan concerning fixed charge ratios and ratios of indebtedness to earnings before interest, debt, and aircraft rent (EBITDAR), as well as minimum EBITDAR requirements for the Company. GE’s financing commitment with respect to regional jets through September 30, 2004 is also conditioned on US Airways being permitted under its ATSB Loan to use its regional jets financed by GE utilizing mortgage debt as cross-collateral for other obligations of US Airways to GE. In addition, the April 30, 2004 amendment contains a provision for financing regional jet deliveries beyond September 30, 2004 subject to revised conditions precedent based on the successful implementation of US Airways’ transformation plan and the expected financial performance of the restructured Company, both in a manner acceptable to GE.

On May 5, 2004, S&P downgraded US Airways Group’s and US Airways’ corporate credit ratings to CCC+. As a result of the downgrade, GE, Embraer and Bombardier have the right to discontinue financing the Company’s regional jet purchases, unless US Airways is able to meet alternative minimum financial tests. US Airways is not yet able to determine whether it meets these tests. US Airways does not presently have alternative sources of financing regional jet purchases nor does it have the ability to purchase regional jets without financing. The Company is in negotiations with GE and the aircraft manufacturers to amend or waive the credit rating condition precedent, as well as the alternative minimum financial tests (if necessary). If US Airways is unable to meet the alternative minimum financial tests or the Company is not successful in obtaining such waivers or amendments, US Airways would be required to pay cancellation fees and/or liquidated damages of up to $90 million for the remainder of 2004 and $21 million in 2005 if US Airways is unable to obtain financing for the regional jet aircraft scheduled to be delivered during those periods.

In the event that US Airways is unable to obtain financing, it will likely be unable to execute its regional jet business plan, which would in turn likely have a material adverse effect on the Company’s future liquidity, results of operations (i.e., revenue contribution from regional jet operations) and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.’s (US Airways Group or the Company) Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 2003. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

Certain of the statements contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of US Airways Group with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the ability of the Company to fund and execute its business plan; the ability of the Company to implement its transformation plan absent a judicial restructuring; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing availability and costs; aviation fuel costs; security-related and insurance costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand (particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of the Iraqi war and the Iraqi occupation; other acts of war or terrorism; ongoing market acceptance of the Company’s new Class A Common Stock; and other risks and uncertainties listed from time to time in the Company’s reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law.

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

Introduction

As discussed above, the Company emerged from bankruptcy protection and adopted fresh-start reporting on March 31, 2003. References to “Predecessor Company” refer to the Company prior to March 31, 2003. References to “Successor Company” refer to the Company on and after March 31, 2003, after giving effect to the cancellation of the then-existing common stock and the issuance of new securities in accordance with the Plan of Reorganization and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements.

For the first quarter of 2004, the Company’s operating revenues were $1.70 billion, operating loss was $143 million and diluted loss per common share was $3.28 on a net loss of $177 million. Operating revenues were $1.53 billion, operating loss was $207 million and the diluted earnings per common share was $24.02 on net income of $1.63 billion for the same period in 2003. The Company’s results for the first quarter of 2003 were significantly impacted by the Company’s emergence from Chapter 11 (see Note 3(b) to the Condensed Consolidated Financial Statements).

While the Company emerged from bankruptcy protection in March 2003, it has continued to incur losses from operations. Primary factors contributing to these losses include the continued downward pressure on industry pricing and significant increases in fuel prices. The pressure on industry pricing is resulting from the rapid growth of low-fare low-cost airlines, the increasing transparency of fares available through internet sources and other changes in fare structures which result in lower fares for many business and leisure travelers. Given the Company’s continued operating losses, the Company is pursuing a transformation plan to further reduce cost per available seat mile to levels competitive with low-cost carriers such as America West and JetBlue. Key elements of this plan include changes in marketing and distribution techniques; employee compensation, benefits and work rules; and airline scheduling and operations. The Company expects to begin implementation of the actions needed to achieve the cost reductions by mid-year 2004. However, since the plan will require changes in the Company’s collective bargaining agreements, there can be no assurance that the plan can be achieved. While the Company’s preference is to complete its transformation on a consensual basis, failure to achieve the above-described competitive cost structure will force the Company to reexamine its strategic options, including but not limited to asset sales or a judicial restructuring.

A key component to the Company’s strategy is the increased usage of regional jets. The Company uses regional jets to fly into low-density markets where large-jet flying is not economical as well as to replace turbo-props with regional jets to better meet customer preferences. In May 2003, US Airways Group entered into agreements to purchase a total of 170 regional jets from Bombardier, Inc. (Bombardier) and Empresa Brasileira de Aeronautica S.A. (Embraer). The Company secured financing commitments from General Electric (GE) and from the respective airframe manufacturers for approximately 85% to 90% of these jets. These commitments are subject to certain credit standards or financial tests. Among the applicable credit standards under the aircraft financing commitments is the requirement that US Airways Group or US Airways maintains a minimum corporate credit rating of “B-” by Standard & Poor’s (S&P) or “B3” by Moody’s Investor Service (Moody’s), as well as customary conditions precedent.

On April 30, 2004, US Airways and GE agreed to certain changes in their regional jet financing agreement. These changes provided new conditions precedent for financing for scheduled aircraft deliveries through September 30, 2004. The new conditions precedent replace an existing no material adverse change (MAC) condition precedent with: (i) a no MAC since April 30, 2004 condition precedent; (ii) certain specific financial tests, and (iii) other conditions precedent. The financial tests include, but are not limited to, compliance with financial covenants in the ATSB Loan concerning fixed charge ratios and ratios of indebtedness to earnings before interest, debt, and aircraft rent (EBITDAR), as well as minimum EBITDAR requirements for the Company. GE’s financing commitment with respect to regional jets through September 30, 2004 is also conditioned on US Airways being permitted under its ATSB Loan to use its regional jets financed by GE utilizing mortgage debt as cross-collateral for other obligations of US Airways to GE. In addition, the April 30, 2004 amendment contains a provision for financing regional jet deliveries beyond September 30, 2004 subject to revised conditions precedent based on the successful implementation of US Airways’ transformation plan and the expected financial performance of the restructured Company, both in a manner acceptable to GE.

On May 5, 2004, S&P downgraded US Airways Group’s and US Airways’ corporate credit ratings to CCC+. As a result of the downgrade, GE, Embraer and Bombardier have the right to discontinue financing the Company’s regional jet purchases, unless US Airways is able to meet alternative minimum financial tests. US Airways is not yet able to determine whether it meets these tests. US Airways does not presently have alternative sources of financing regional jet purchases nor does it have the ability to purchase regional jets without financing. The Company is in negotiations with GE and the aircraft manufacturers to amend or waive the credit rating condition precedent, as well as the alternative minimum financial tests (if necessary). If US Airways is unable to meet the alternative minimum financial tests or the Company is not successful in obtaining such waivers or amendments, US Airways would be required to pay cancellation fees and/or liquidated damages of up to $90 million for the remainder of 2004 and $21 million in 2005 if US Airways is unable to obtain financing for the regional jet aircraft scheduled to be delivered during those periods.

In the event that US Airways is unable to obtain financing, it will likely be unable to execute its regional jet business plan, which would in turn likely have a material adverse effect on the Company’s future liquidity, results of operations (i.e., revenue contribution from regional jet operations) and financial condition.

Results of Operations

The following section pertains to activity included in the Company’s Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1 of this report) and in “Selected Operating and Financial Statistics” below. Except where noted, operating statistics referred to below are for scheduled service only.

Three Months Ended March 31, 2004

Compared with the

Three Months Ended March 31, 2003

Operating Revenues–Passenger transportation revenues increased $155 million, or 11.4%, due to a 12.5% increase in revenue passenger miles (RPMs), partially offset by a 1.0% decrease in yield. The increase in RPMs is primarily due to a return of demand following the initial negative impact of the Iraqi war in the prior year, as well as an increase of 8.8% in available seat miles (ASMs). Other operating revenues increased 9.2% primarily due to increases in third-party fuel sales and mileage credit sales.

Operating Expenses–Operating expenses increased $103 million, or 5.9%, on a capacity increase of 8.8%. Personnel costs increased 3.1% primarily due to non-cash stock compensation charges resulting from the issuance of Class A Common Stock to employees covered by collective bargaining agreements following the Company’s emergence from Chapter 11, higher expenses associated with US Airways’ remaining defined benefit pension plans and from expenses relating to the defined contribution pension plan that replaced the defined benefit pension plan for US Airways’ pilots which was terminated upon emergence from Chapter 11, partially offset by reductions in expenses related to salaries and other benefits. Aviation fuel increased 9.4% due to higher average fuel prices and greater consumption. US Airways Express capacity purchases increased 44.6% reflecting a 47.3% increase in purchased ASMs from third-party regional jet operators. Aircraft rent was flat as a result of the favorably restructured leases and lease rejections made in connection with the Chapter 11 filing, offset by new leases as a result of the conversion of mortgaged aircraft to leased aircraft and planned increases to the fleet. Selling expenses increased 14.3% due to sales volume driven increases in credit card fees, computer reservation fees and commissions. Depreciation and amortization decreased 23.9% due to lower book values on the existing fleet as a result of fresh-start reporting and conversion of mortgaged aircraft to leased aircraft. Other operating expenses increased $9 million, or 2.9%, due to increases in third-party fuel sales expense, expenses associated with the redemption of Dividend Miles on partner airlines and expenses associated with outside services partially offset by decreases in expenses related to hull and liability insurance and outsourced technology services.

Other Income (Expense)–Other Income (Expense) decreased by $1.88 billion, primarily as a result of the reorganization items directly associated with the Company’s bankruptcy. See Note 3(b) to the Condensed Consolidated Financial Statements for additional information on the components of Reorganization items, net. Interest income increased due to higher average investment balances from the proceeds from debt and equity issued upon emergence from bankruptcy, partially offset by slightly less favorable return rates. Interest expense, net decreased 20.5% as a result of the conversion of mortgaged aircraft to leased aircraft as negotiated during the bankruptcy, partially offset by interest related to the emergence financing from the Air Transportation Stabilization Board (Stabilization Board). Other, net for the three month period ended March 31, 2004 includes a credit of $13 million related to a business interruption insurance recovery.

Provision for Income Taxes–The Company recorded no income tax expense for the first quarter of 2004 or 2003 and continues to record a full valuation allowance against its net deferred tax asset.

Selected Operating and Financial Statistics (1)

	Three Months Ended March 31,
	2004		2003
Revenue passenger miles (millions):*
System	10,079		8,956
Mainline	9,119		8,233
Available seat miles (millions):*
System	14,769		13,574
Mainline	12,988		12,166
Total available seat miles (millions):
System	14,771		13,610
Mainline	12,990		12,202
Passenger load factor (2):*
System	68.2%		66.0%
Mainline	70.2%		67.7%
Yield (3):*
System	15.01	¢	15.16	¢
Mainline (4)	13.27	¢	13.56	¢
Passenger revenue per available seat mile (5):*
System	10.24	¢	10.00	¢
Mainline (4)	9.32	¢	9.18	¢
Revenue passengers (thousands):*
System	12,700		11,796
Mainline	9,851		9,427
Mainline revenue per available seat mile (6)	10.62	¢	10.41	¢
Mainline cost per available seat mile (“Mainline CASM”) (7)	11.68	¢	11.99	¢
Mainline average stage length (miles)*	773		732
Mainline cost of aviation fuel per gallon (8)	99.40	¢	94.66	¢
Mainline cost of aviation fuel per gallon (excluding fuel taxes)	93.82	¢	89.15	¢
Mainline gallons of aviation fuel consumed (millions)	216		208
Mainline number of aircraft in operating fleet at period-end	283		285
Mainline full-time equivalent employees at period end	26,854		27,397

*	Scheduled service only (excludes charter service).

(1)	Operating statistics include free frequent travelers and the related miles they flew. System statistics encompass all wholly owned airline subsidiaries of US Airways Group, including US Airways, Allegheny Airlines, Piedmont Airlines, PSA Airlines as well as operating and financial results from capacity purchase agreements with Mesa Airlines, Chautauqua Airlines, Trans States Airlines and Midway Airlines. Where noted, revenues and expenses associated with US Airways’ capacity purchase arrangements with certain affiliated airlines have been excluded from US Airways’ financial results for purposes of mainline financial statistical calculation and to provide better comparability between periods.

(2)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).

(3)	Passenger transportation revenue divided by RPMs.

(4)	Mainline passenger revenue excludes US Airways Express passenger revenue of $303 million and $241 million for the three months ended March 31, 2004 and 2003, respectively.

(5)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).

(6)	Mainline operating revenues divided by ASMs (a measure of unit revenue). Mainline operating revenues exclude US Airways Express operating revenues of $304 million and $242 million for the three months ended March 31, 2004 and 2003, respectively.

(7)	Mainline operating expenses divided by mainline ASMs (a measure of unit cost). Mainline operating expenses exclude US Airways capacity purchases of $313 million and $251 million for the three months ended March 31, 2004 and 2003, respectively.

(8)	Includes fuel taxes and transportation charges and excludes service fees.

Liquidity and Capital Resources

As of March 31, 2004, the Company’s Cash and cash equivalents and Short-term investments totaled $978 million compared to $1.29 billion as of December 31, 2003.

The Company continues to be highly leveraged. Substantially all of its assets, including aircraft and engines, are subject to liens securing indebtedness. The Company and its subsidiaries require substantial working capital in order to meet scheduled debt and lease payments and to finance day-to-day operations. The Company needs to satisfy covenants in the emergence financing provided by the Stabilization Board (ATSB Loan) as noted below. The industry is highly competitive. In order to preserve and enhance its industry position, the Company continuously reviews its strategies for the use of its assets, including exiting non-performing markets and expansion into new markets, both alone and with partners, in order to deploy its resources most effectively.

Statement of Cash Flows Narrative

For the first three months of 2004, the Company’s operating activities provided net cash of $75 million (as presented in the Company’s Condensed Consolidated Statements of Cash Flows, which are contained in Part I, Item 1 of this report) compared to operating activities for the three months ended March 31, 2003 which used net cash of $282 million. Operating cash flows during the first quarter of 2003 included the use of $90 million for reorganization items.

For the first three months of 2004, investing activities included net cash outflows of $2 million related to capital expenditures and net equipment purchase deposit activity. This amount reflects the early return of aircraft purchase deposits by an aircraft manufacturer of $31 million. The decrease in short-term investments reflects a shift in the investment portfolio to investments with maturities less than 90 days as of March 31, 2004. The Company, in the ordinary course of business, withholds from employees and collects from passengers funds that are required to be paid to applicable governmental authorities, which include withholding for payroll taxes, transportation excise taxes, passenger facility charges, transportation security charges and other related fees, and has established trust accounts to fund these obligations. The increase in restricted cash reflects additional collateral deposits related to the Company’s third-party credit card processor, letters of credit and trust accounts, partially offset by a reduction in the balance related to the fuel hedging program. For the first three months of 2003, investing activities included cash outflows of $8 million related to capital expenditures, an increase to short term investments of $19 million, and increases in restricted cash, primarily associated with the trust accounts, of $57 million.

Net cash used for financing activities during the three months ended March 31, 2004 was $272 million. Principal payments on long-term debt and capital lease obligations of $295 million included the $250 million prepayment made in connection with the ATSB Loan amendment in March 2004 (see below). The financing activities for the three months ended March 31, 2003 were significantly impacted by the Company’s emergence from bankruptcy. Net cash provided by financing activities during the first three months of 2003 was $986 million. US Airways received proceeds of $1 billion from the ATSB Loan. Additionally, the Company borrowed $69 million under a debtor-in-possession facility provided by RSA (RSA DIP Facility) and $62 million under a debtor-in-possession liquidity facility provided by General Electric (GE DIP Facility). The Company also borrowed $63 million under an exit liquidity facility provided by General Electric (GE) and $18 million on a credit facility provided by GE (see below). The Company also received proceeds of $240 million in connection with the RSA investment agreement. The Company used a portion of the above proceeds to repay $369 million that was outstanding under the RSA DIP Facility on the Effective Date. The Company also used a portion of the proceeds to repay the $62 million outstanding under the GE DIP Facility. The Company also made principal payments of debt of $35 million during the quarter ended March 31, 2003.

Reorganized Company Financings and Subsequent Amendments

As part of its reorganization, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the Stabilization Board in connection with a $1 billion term loan financing. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its restructuring plan. The ATSB Loan was funded on the Effective Date. The ATSB Loan is guaranteed by the Company and by each of the Company’s domestic subsidiaries (other than reorganized US Airways). The ATSB Loan is secured by first priority liens on substantially all of the unencumbered present and future assets of the reorganized Filing Entities (including certain cash and investments accounts, previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan bears interest (a) if funded through a participating lender’s commercial paper conduit program, at a rate of interest equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30% or (b) if not funded through such commercial paper conduit program, at a rate of interest equal to LIBOR plus 0.40% and (ii) 10% of the ATSB Loan bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee equal to 4.0% of the Stabilization Board’s guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. In addition, the Stabilization Board received 7,635,000 warrants that enable it to purchase shares of reorganized US Airways Group’s Class A Common Stock at $7.42 per share.

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

Effective March 12, 2004, US Airways entered into an amendment to the ATSB Loan which provided for a partial prepayment of the loan and modifications of financial covenants (covenant relief) for the measurement periods beginning June 30, 2004 through December 31, 2005. Existing ratios used in financial covenants were adjusted and reset to accommodate the Company’s forecast for 2004 and 2005. In exchange for this covenant relief and other changes described below, US Airways made a voluntary prepayment of $250 million on March 12, 2004, which reduced, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan). The amendment is filed as Exhibit 10.2 to US Airways, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

The amendment also provides for US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale up to a total of $125 million to the extent that, among other things, definitive documentation for such asset sale is completed by February 28, 2005. In addition, US Airways may now accept a third-party secured note as permitted consideration for certain asset sales (including the US Airways Shuttle and wholly owned regional airline assets) as long as certain conditions are met. Such conditions include that such note’s amortization schedule shall be no more favorable than the ATSB Loan, proceeds from such note are used to prepay the ATSB Loan, the credit strength of the ATSB Loan would not be affected adversely as measured by certain ratings tests, and such note be pledged as collateral for the ATSB Loan. Finally, in consideration for the ATSB lenders amending the provision related to the going concern paragraph in the independent auditor’s report for the Company’s audited financial statements for the year ended December 31, 2003, US Airways agreed to a revised covenant that provides that month end minimum unrestricted cash will exceed the lesser of the outstanding ATSB Loan balance or $700 million and that no intra-month end of day unrestricted cash balance will fall below the lesser of the outstanding ATSB Loan balance or $575 million.

If the Company is unable to meet the aforementioned financial covenants, as amended, it would be in default under the ATSB Loan and the Stabilization Board has the right to accelerate the ATSB Loan and exercise other remedies against US Airways. Such acceleration would have a material adverse effect on the Company’s future liquidity, results of operation and financial condition.

US Airways relies heavily on credit card processing for its sales, and utilizes credit card issuers and third party service providers to process credit card transactions under agreements which require the Company to provide cash collateral and to comply with certain other financial and nonfinancial requirements. If US Airways fails to meet such covenants, these issuers and providers can require additional cash collateral and, under certain circumstances, terminate such credit card processing agreements. The termination of credit card agreements could have a material adverse affect on US Airways’ financial condition and results of operations.

On May 4, 2004, US Airways amended its agreement with American Express Travel Related Services Company, Inc. (American Express) to provide additional cash collateral to reduce the exposure borne by American Express against potential customer liabilities relating to unflown tickets purchased by our customers using the American Express card. US Airways has deposited $40 million in additional cash collateral in connection with the amendment, and will deposit an additional $20 million in cash collateral if US Airways’ unrestricted cash, cash equivalent and short-term investment balance falls below $850 million at any time. Additional cash collateral of up to $55 million may be required in the event that US Airways’ regional jet financing programs are terminated or if the Company fails to successfully implement its transformation plan. This amendment effectively aligns the American Express agreement with the arrangements currently in place for certain other credit card processors.

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

GE is the Company’s largest creditor. In addition to the GE Credit Facility, GE has provided financing or guarantees on 134 of the Company’s current operating aircraft. It also maintains the engines on the Company’s B737-family aircraft, A320-family aircraft and B767 aircraft. In connection with its reorganization under Chapter 11, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues and the Company obtained additional financing from GE in the form of a liquidity facility of up to $360 million (GE Liquidity Facility). Borrowings under the liquidity facility bear interest of LIBOR plus 4.25%. GE received warrants to purchase 3,817,500 shares of Class A Common Stock at $7.42 per share in Reorganized US Airways Group. Every obligation of the Company to GE is generally cross-defaulted to the GE Credit Facility and the GE Liquidity Facility. Other than obligations to GE secured by aircraft, the Company’s obligations to GE are cross-collateralized to the GE Credit Facility.

GE also agreed to provide committed financing for up to 70 regional jets or $1.4 billion utilizing lease equity and/or mortgage debt. The GE financing commitments, as well as other financing commitments from the airframe manufacturers, are subject to certain credit standards or financial tests, as well as customary conditions precedent. As discussed above under “Introduction,” on April 30, 2004, US Airways and GE agreed to certain changes in the regional jet financing agreement, including replacing the existing no MAC condition precedent with a new no MAC since April 30, 2004 condition precedent, certain specific financial tests and other conditions precedent. The changes will enable financing for scheduled aircraft deliveries through September 30, 2004, provided that US Airways meets these new conditions and tests. In addition, the April 30, 2004 amendment contains a provision for financing regional jet deliveries beyond September 30, 2004 subject to revised conditions precedent based on the successful implementation of US Airways’ transformation plan and the expected financial performance of the restructured Company, both in a manner acceptable to GE.

Among the applicable credit standards under the aircraft financing commitments is the requirement that US Airways Group or US Airways maintains a minimum corporate credit rating of “B-” by S&P or “B3” by Moody’s. As discussed above under “Introduction,” on May 5, 2004, S&P downgraded US Airways Group’s and US Airways’ corporate credit ratings to CCC+. The Company is in negotiations with GE and the aircraft manufacturers regarding the credit rating condition precedent. If US Airways is unable to meet alternative minimum financial tests or the Company is not successful in obtaining waivers of or amendments to the credit rating condition precedent, US Airways would be required to pay cancellation fees and/or liquidated damages of up to $90 million for the remainder of 2004 and $21 million in 2005 if it is unable to obtain financing for the regional jet aircraft scheduled to be delivered during those periods.

In the event that US Airways is unable to obtain financing, it will likely be unable to execute its regional jet business plan, which would in turn likely have a material adverse effect on the Company’s future liquidity, results of operations (i.e., revenue contribution from regional jet operations) and financial condition.

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

The Company utilizes financial derivatives to manage the risk associated with changes in aviation fuel prices. In March 2004, the Company settled all of its fuel hedge contracts related to second quarter 2004 consumption resulting in an effective gain of $19 million which will be recognized in the second quarter of 2004 in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 31, 2004, the Company had open fuel hedge positions in place to hedge approximately 35% of its third quarter 2004 anticipated jet fuel requirements, 30% of its fourth quarter 2004 anticipated jet fuel requirements, and 5% of its 2005 anticipated fuel requirements.

There have been no other material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

No new material legal proceedings have commenced during the time period covered by this interim report. In addition, there have been no significant developments in the pending legal proceedings as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 5.	Other Information

On April 19, 2004, Bruce R. Lakefield was named President and Chief Executive Officer of the Company upon the resignation of David N. Siegel. On May 3, 2004, David M. Davis was appointed Chief Financial Officer replacing Neal S. Cohen who resigned on April 30, 2004. Rono J. Dutta, a member of the Board of Directors of US Airways Group and US Airways, notified the Company of his resignation from the Board of Directors effective May 3, 2004 to permit Mr. Dutta to be engaged as a consultant within the transportation industry. Mr. Dutta had served as a member of the Audit, Human Resources and Strategy and Finance Committees of the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Designation	Description

10.1	Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.2	Amendment No. 1 dated December 18, 2003 to Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.3	Amendment No. 2 dated March 12, 2004 to Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board. (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.4	Amendment No. 3 dated as of February 9, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.5	Amendment No. 1 dated January 6, 2004 to the Letter Agreement DCT-022/03 dated May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.6	Contract Change Order 1 dated January 27, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Bombardier, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.7	Contract Change Order 2 dated February 9, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Bombardier, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.8	Contract Change Order 3 dated February 26, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Bombardier, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

Date of Report	Subject of Report
March 24, 2004	Furnished a Form 8-K containing a news release of US Airways Group, Inc. and US Airways, Inc. summarizing key points raised during the March 24, 2004 webcast hosted by the Company’s former CEO.

March 12, 2004	Filed a Form 8-K containing a news release disclosing the agreement reached by US Airways Group, Inc. and US Airways, Inc. with the Air Transportation Stabilization Board (ATSB) to revise the terms of the $1 billion ATSB Loan.

March 3, 2004	Filed a Form 8-K containing a news release disclosing February 2004 performance for US Airways Group, Inc. and US Airways, Inc., including certain forward-looking information and an update on other current events including union discussions and industry consolidation.

February 6, 2004	Furnished a Form 8-K containing a news release disclosing US Airways Group, Inc. and US Airways, Inc. results of operations for the three months and twelve months ended December 31, 2003.

February 3, 2004	Filed a Form 8-K containing a news release disclosing January 2004 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward-looking information.

January 9, 2004	Filed a Form 8-K containing a news release of US Airways Group, Inc. and US Airways, Inc. disclosing the contents of a bulletin that the Company’s former CEO issued to the employees regarding restructuring efforts and the downgrade of the companies’ corporate credit ratings by Standard & Poor’s.

January 6, 2004	Filed a Form 8-K containing a news release disclosing December 2003 performance for US Airways Group, Inc. and US Airways, Inc. including certain forward-looking information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: May 7, 2004	By:	/s/ Anita P. Beier

Anita P. Beier Vice President and Controller (Chief Accounting Officer)