Form 10-K/A
period 2003-12-31
US AIRWAYS GROUP INC
filed 2004-08-27
CIK 701345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A - AMENDMENT NO. 2

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

EXPLANATORY NOTE

     US Airways Group, Inc. ("US Airways Group") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2003 solely to refile two exhibits for which confidential treatment has been requested.  Portions of the text omitted in the original filings of these exhibits have been re-inserted at the request of the Securities and Exchange Commission. Included in this filing are the list of exhibits pursuant to Item 15 of Part IV, the signature page and certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

     With the exception of the foregoing, no other information in the Annual Report on Form 10-K for the year ended December 31, 2003 has been supplemented, updated or amended.

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

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 2004.

US Airways Group, Inc. (Registrant)

By: /s/ Anita P. Beier
Anita P. Beier
Senior Vice President - Finance and Controller
(Principal Accounting Officer)