Form 10-Q/A
period 2004-03-31
US AIRWAYS GROUP INC
filed 2004-08-27
CIK 701345

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

EXPLANATORY NOTE

     US Airways Group, Inc. ("US Airways Group") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 solely to refile five exhibits for which confidential treatment has been requested. Portions of the text omitted in the original filings of these exhibits have been re-inserted at the request of the Securities and Exchange Commission. Included in this filing are the list of exhibits pursuant to Item 6.A. of Part II, the signature page and certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

     With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 has been supplemented, updated or amended.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits
Designation	Description

10.1

Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.5 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.2

Amendment No. 1 dated December 18, 2003 to Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.3

Amendment No. 2 dated March 12, 2004 to Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board. (incorporated by reference to Exhibit 10.2 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.4

Amendment No. 3 dated as of February 9, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

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

*Filed with the original filing of this Quarterly Report on Form 10-Q on May 7, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: August 27, 2004	By: /s/ Anita P. Beier
Anita P. Beier
Senior Vice President - Finance and Controller
(Principal Accounting Officer)