Form 10-K
period 2004-12-31
US AIRWAYS GROUP INC
filed 2005-03-01
CIK 701345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $11,676,500.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

On February 18, 2005, there were outstanding approximately 51,643,527 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock.

US Airways Group, Inc.

Form 10-K

Year Ended December 31, 2004

(table of contents continued on following page)

US Airways Group, Inc.

Form 10-K

Year Ended December 31, 2004

(continued)

Part I

Item 1.	Business

Overview

US Airways Group, Inc. (US Airways Group and collectively with its consolidated subsidiaries, the Company) is a corporation organized under the laws of the State of Delaware. The Company’s executive offices are located at 2345 Crystal Drive, Arlington, Virginia 22227 (telephone number (703) 872-7000). The Company’s internet address is usairways.com.

US Airways Group’s primary business activity is the operation of a major network air carrier through its ownership of the common stock of US Airways, Inc. (US Airways), Piedmont Airlines, Inc. (Piedmont), PSA Airlines, Inc. (PSA), Material Services Company, Inc. (MSC) and Airways Assurance Limited, LLC (AAL). Effective July 1, 2004, Allegheny Airlines, Inc. merged with Piedmont, with Piedmont as the surviving entity.

As discussed in more detail below, on September 12, 2004, US Airways Group and its domestic subsidiaries, including its principal operating subsidiary, US Airways, (collectively, the Debtors), which account for substantially all of the operations of the Company, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Bankruptcy Court) (Case Nos. 04-13819-SSM through 04-13823-SSM). The Debtors continue to operate their businesses as “Debtors-in-Possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Each of the Debtors in these cases had previously filed a voluntary petition for relief under Chapter 11 on August 11, 2002 (the Prior Bankruptcy). The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (the 2003 Plan), which was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and became effective on March 31, 2003. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and in connection with the Prior Bankruptcy, the Company adopted fresh-start reporting on March 31, 2003. References in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements to “Predecessor Company” refer to the Company prior to March 31, 2003. References to “Successor Company” refer to the Company on and after March 31, 2003, after giving effect to the cancellation of then-existing common stock and the issuance of new securities in accordance with the 2003 Plan, and the application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements, because they are, in effect, those of a new entity.

US Airways, which is also a corporation organized under the laws of the State of Delaware, is the Company’s principal operating subsidiary. US Airways is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 42 million passengers in 2004 and was the seventh largest U.S. air carrier (as ranked by revenue passenger miles (RPMs)). As of December 31, 2004, US Airways operated 281 jet aircraft and 22 regional jet aircraft (see Item 2. “Properties” for additional information related to aircraft operated by US Airways) and provided regularly scheduled service at 89 airports in the continental United States, Canada, Mexico, France, Germany, Italy, Spain, Ireland, the Netherlands, the United Kingdom and the Caribbean.

Certain air carriers have code share arrangements with US Airways to operate under the trade name “US Airways Express.” Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier (its code share partner). US Airways Express carriers are an integral component of the Company’s operating network. Due to the relatively small local traffic base at its hubs, US Airways relies heavily on feed traffic from its US Airways Express affiliates, who carry passengers from low-density markets that are uneconomical for US Airways to serve with large jets to US Airways’ hubs. As of December 2004, the US Airways Express network served 127 airports in the continental United States, Canada and the Bahamas, including 42 airports also served by US Airways. During 2004, US Airways Express air carriers enplaned approximately 15.2 million passengers, approximately 48% of whom connected to the Company’s flights. Of these 15.2 million passengers, approximately 6.2 million were enplaned by the Company’s wholly owned regional airlines, approximately 7.4 million were enplaned by third-party carriers operating under capacity purchase agreements and approximately 1.6 million were enplaned by carriers operating under prorate agreements, as described below. In addition, US Airways Express operators offer complementary service in existing US Airways markets by operating flights during off-peak periods between US Airways flights.

The US Airways Express code share arrangements are either in the form of capacity purchase or prorate agreements. The two wholly owned regional airlines and the regional jet affiliate operators are capacity purchase relationships. The regional jet affiliates with capacity purchase agreements are Chautauqua Airlines (Chautauqua), Mesa Airlines, Inc. (Mesa), Trans States Airlines, Inc. (Trans States) and Midway Airlines Corporation (Midway) prior to Midway ceasing service in October 2003. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to such airlines for operating an agreed number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2008 to 2013 and provide for optional extensions at the Company’s discretion. The carriers with prorate agreements are non-owned turboprop operators and include all or a portion of the turboprop operations of Colgan Airlines, Inc., Trans States, Shuttle Acquisition LLC (through October 2004), and Air Midwest, Inc. The prorate agreements provide for affiliate carriers to pay certain service fees to US Airways as well as to receive a prorated share of revenue for connecting customers. US Airways is responsible for pricing and marketing of connecting services to and from the prorate carrier. The prorate carrier is responsible for pricing and marketing the local, point to point markets. All US Airways Express carriers use US Airways’ reservation systems, and have logos, service marks, aircraft paint schemes and uniforms similar to those of US Airways.

In April 2004, MidAtlantic Airways (MidAtlantic), US Airways’ new regional jet division, began operating as part of the US Airways Express network. As of December 31, 2004, MidAtlantic operates 22 Embraer ERJ-170 regional jets with 72 seats. These larger regional jets help fill the gap between 50-seat and 120-seat fleet-types, allow for a better match with demand in certain existing markets and have enabled US Airways to add flights to markets it did not previously serve. MidAtlantic served approximately one million passengers in 2004.

The Company’s major connecting hubs are at airports in Charlotte and Philadelphia. The Company also has substantial operations at Boston’s Logan International Airport (Logan), New York’s LaGuardia Airport (LaGuardia), Pittsburgh International Airport (Pittsburgh) and Washington’s Ronald Reagan Washington National Airport (Reagan National). Measured by departures, US Airways is among the largest at each of the foregoing airports. US Airways is also a leading airline from the Northeast United States to Florida. US Airways’ East coast-based hubs, combined with its strong presence at many East coast airports, have made it among the largest intra-East coast carriers, comprising approximately 30% of the industry’s intra-East coast revenues based on the most recent industry revenue data available.

For the year ended December 31, 2004, passenger revenues accounted for approximately 89% of the Company’s consolidated operating revenues. Cargo revenues and other sources accounted for 11% of the Company’s consolidated operating revenues in 2004. The Company’s results are seasonal with operating results typically highest in the second and third quarters due to US Airways’ combination of business traffic and North-South leisure traffic in the eastern United States during those periods.

MSC and AAL operate in support of the Company’s airline subsidiaries in areas such as the procurement of aviation fuel and insurance.

Available Information

A copy of this annual report on Form 10-K, as well as other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at investor.usairways.com/edgar.cfm as soon as reasonably possible after such report is filed with or furnished to the Securities and Exchange Commission (SEC).

Chapter 11 Proceedings

Before emerging from the Prior Bankruptcy in 2003, the Company examined virtually every phase of its contracts and operations and had significantly reduced costs. The Company reduced its mainline capacity, realigned its network to maximize yield, initiated a business plan to use more regional jets and procured financing for these aircraft, and expanded its alliances with other carriers. However, after emerging from the Prior Bankruptcy, the Company continued to incur substantial losses from operations. The primary factors contributing to these losses include the reduction in domestic industry unit revenue and significant increases in fuel prices. The downward pressure on domestic industry revenue is a result of the rapid growth of low-fare, low-cost airlines, the increasing transparency of fares through Internet sources and other changes in fare structures that have resulted in substantially lower fares for many business and leisure travelers. The competitive environment continued to intensify throughout 2004, particularly in key markets such as Philadelphia, Washington, D.C., Boston and New York.

Throughout the spring and summer of 2004, the Company communicated with key stakeholders and the public its plan to transform US Airways into a fully competitive and profitable airline (the Transformation Plan). A key element of the Transformation Plan is significant reductions in labor costs through changes to the Company’s collective bargaining agreements. The Company aggressively sought the necessary agreements to allow full implementation of the Transformation Plan without the need for filing new Chapter 11 cases but was unable to do so in a timely manner. As a result of the recurring losses, declining available cash and risk of defaults or cross defaults under certain key financing and operating agreements, it was necessary for the Debtors to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on September 12, 2004.

At hearings held on September 13, 2004, the Bankruptcy Court granted the Company’s first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to the Debtors to, among other things: (a) pay employee wages and continue benefits, such as medical and dental insurance; (b) honor prepetition obligations to customers and continue customer programs, including US Airways’ Dividend Miles program; (c) pay for fuel under existing supply contracts, and honor existing fuel supply, distribution and storage agreements; (d) assume certain contracts related to interline agreements with other airlines; (e) pay prepetition obligations to certain foreign vendors, foreign service providers and foreign governments; and (f) continue maintenance of existing bank accounts and existing cash management systems. The Bankruptcy Court also approved the interim agreement reached between the Company, the Air Transportation Stabilization Board (ATSB) and the lenders under the $1 billion loan, obtained upon emergence from the Prior Bankruptcy and substantially guaranteed by the ATSB, to allow the Company continued use of the cash collateral securing the loan (see further discussion below).

Since filing for bankruptcy on September 12, 2004, the Company has achieved cost-savings agreements with all of its collective bargaining groups. Through a motion filed under Section 1113(e) of the Bankruptcy Code on September 24, 2004, the Company sought interim relief from collective bargaining agreements (CBAs) with the Air Line Pilots Association (ALPA), Association of Flight Attendants-Communications Workers of America (AFA), Transport Workers Union (TWU), Communications Workers of America (CWA) and International Association of Machinists and Aerospace Workers (IAM). On October 15, 2004, the Bankruptcy Court approved base rates of pay reductions of 21% through February 15, 2005 or entry of an order approving a new CBA or granting final relief under Section 1113(c) of the Bankruptcy Code. Reductions to pension contributions and certain work rule changes were also approved. The interim relief order did not apply to ALPA or TWU, whose members reached and ratified CBAs prior to the interim relief going into effect. CBAs with the CWA and AFA were reached in December 2004 and were subsequently ratified. On January 6, 2005, the Bankruptcy Court approved the Company’s request to reject the IAM CBAs and approved the termination of US Airways’ three defined benefit plans. The IAM subsequently ratified Company cost-savings proposals on January 21, 2005. As part of these negotiations and subsequent ratifications, all collective bargaining groups had their pension plans reduced or eliminated. In addition, the Bankruptcy Court has also approved various settlement agreements between the Company and the court-appointed Section 1114 Committee representing retirees other than those represented by the IAM to begin the significant curtailment of postretirement benefits.

In addition to the cost savings achieved with labor groups, the Company also implemented pay and benefit reductions for its current management and other non-union employees, including reductions to base pay, workforce reductions and modifications to vacation and sick time accruals. The Company also implemented modifications to its defined contribution pension plans and will implement modifications to retiree benefits in 2005. The pay rate and defined contribution plan reductions went into effect October 11, 2004 and the reductions to retiree medical benefits will become effective March 1, 2005.

The Company has reached agreements with certain of its lessors and lenders restructuring existing aircraft lease and debt financings. On November 19, 2004, the Bankruptcy Court approved the Company’s agreements for the continued use and operation of substantially all of its mainline and Express fleet. As discussed in detail below, the Company reached a comprehensive agreement with GE Capital Aviation Services (GECAS) and GE Engine Service (GEES) on aircraft leasing and financing and engine services, which will provide the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets. The Company also reached agreements with EMBRAER-Empresa Brasileria de Aeronautica SA (Embraer) and Bombardier, Inc. (Bombardier) providing for continued use and operation of its aircraft, short term liquidity and new financing for regional jets, which were approved by the Bankruptcy Court in January 2005.

The Company has notified all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 12, 2004. The deadline for filing proofs of claim with the Bankruptcy Court was February 3, 2005, with a limited exception for governmental entities, which have until March 11, 2005.

The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and retain key employees; limiting the Company’s ability to obtain trade credit; limiting the Company’s ability to effectively hedge rising aviation fuel costs; and impairing present and future relationships with vendors and service providers.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as debtors-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company currently has the exclusive right to file a plan of reorganization until March 31, 2005 and solicit acceptance of the plan through June 30, 2005. Under the terms of the agreement reached with General Electric, the Company has until March 15, 2005 to file a plan of reorganization. These deadlines could potentially be extended. A plan of reorganization would, among other things, resolve all prepetition obligations, set forth a revised capital structure and establish the corporate governance subsequent to exiting from bankruptcy. The Company is currently working towards emerging from Chapter 11 mid-year 2005, but that timing is dependent upon, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The ultimate recovery to creditors and/or holders of the common stock, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what type or amount of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company’s common stock receiving no distribution on account of their interests and cancellation of their existing stock. The value of the common stock is highly speculative. The Company urges that appropriate caution be exercised with respect to existing and future investments in the securities of the Company.

Financing during the Chapter 11 Proceedings

As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the ATSB in connection with a $1 billion term loan financing (ATSB Loan). In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the ATSB Loan on an interim basis. Therefore, in lieu of debtor-in-possession financing, the Company has access to the cash collateralizing the ATSB Loan as working capital, subject to certain on-going conditions and limitations. This interim agreement was approved by the Bankruptcy Court on September 13, 2004 as part of the first day motions, and was scheduled to expire on October 15, 2004. The Bankruptcy Court approved two subsequent agreements extending the Company’s ability to use the cash collateral, including an agreement approved on January 13, 2005 extending the Company’s use of cash collateral through June 30, 2005, subject to certain conditions and limitations. Under the current agreement, the Company may continue to access such cash collateral to support daily operations so long as it maintains an agreed minimum amount of cash on hand each week. The amount declines from approximately $500 million at the end of January to $341 million on June 30, 2005, with weekly cash levels permitted as low as $325 million in March 2005. See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, for a complete discussion on the Company’s financing while in Chapter 11.

Airline Industry and the Company’s Position in the Marketplace

Most of the markets in which US Airways Group’s airline subsidiaries operate are highly competitive. These airline subsidiaries compete to varying degrees with other air carriers and with other forms of transportation. US Airways competes with at least one major airline on most of its routes between major cities. Airlines, including US Airways, typically use discount fares and other promotions to stimulate traffic during normally slack travel periods to generate cash flow and to maximize revenue per available seat mile. Discount and promotional fares are often non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. US Airways has often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Competition between air carriers also involves certain route structure characteristics, such as flight frequencies, availability of nonstop flights, markets served and the time certain flights are operated. To a lesser extent, competition can involve other products, such as frequent flier programs and airport clubs.

US Airways considers the growth of low-fare low-cost competition to be its foremost competitive threat. Recent years have seen the entrance and growth of low-fare low-cost competitors in many of the markets in which the Company’s airline subsidiaries operate. These competitors, based on low costs of operations and low-fare structures, include Southwest Airlines Co. (Southwest), AirTran Airways, Inc., and JetBlue Airways. Southwest has steadily increased operations within the eastern United States since first offering service in this region in late 1993. In May 2004, Southwest began service at the Philadelphia International Airport, a hub airport for US Airways. Southwest has also announced that it will begin service from Pittsburgh International Airport, a former hub, in May 2005. In January 2005, Delta Airlines, Inc. (Delta) announced a broad low-fare pricing scheme. The Company anticipates continued low-fare competition in the industry in the future.

A substantial portion of US Airways’ flights are to or from cities in the eastern United States. Accordingly, severe weather, air traffic control problems and downturns in the economy in the eastern United States adversely affect US Airways Group’s results of operations and financial condition. With its concentration in the eastern United States, US Airways’ average stage length (i.e., trip distance) is shorter than those of other major airlines. This makes US Airways more susceptible than other major airlines to competition from surface transportation (e.g., automobiles, trains, etc.). The increased airport security charges and procedures have also had a disproportionate impact on short-haul travel, which constitutes a significant portion of the Company’s flying. Additional terrorist attacks or fear of such attacks, even if not made directly on the airline industry, including elevated national threat warnings, negatively affect the Company and the airline industry.

In recent years, the Company’s profitability was significantly eroded by competitive pressures (including the incursion of regional jets, the expansion of low-fare low-cost carriers and the entry of additional carriers into its operating territories, including key focus cities and hubs), unfavorable economic trends, and rising fuel and labor costs. The May 2000 proposed merger of United Airlines (United) and US Airways Group was designed to address this profitability erosion by adding US Airways Group into a global network. During the period in which the merger was pending, which ended in the termination of the merger agreement in late July 2001 after failing to receive approval from the United States Department of Justice, the Company was effectively precluded from restructuring its operations as a stand-alone carrier. Following the merger termination, the Company embarked on a phased, stand-alone restructuring plan to address the problems facing its airline subsidiaries; however, this plan was preempted by the September 11th terrorist attacks, which was then followed by the filing for Chapter 11 in the Prior Bankruptcy in August 2002.

Marketing Agreements with Other Airlines

The Company has entered into a number of bilateral and multilateral alliances with other airlines to provide customers with more choices and to access markets worldwide that the Company does not serve directly. In May 2004, US Airways joined the Star Alliance, the world’s largest airline alliance, with 15 member airlines servicing 772 destinations in 133 countries. Membership in the Star Alliance will further enhance the value of US Airways’ domestic and international route network by allowing customers access to the global marketplace. Expanded benefits for customers include network expansion through code share service, Dividend Miles benefits, airport lounge access, convenient single-ticket pricing, and one-stop check-in and coordinated baggage handling.

US Airways also has comprehensive marketing agreements with United, a member of the Star Alliance, which began in July 2002. United, as well as its parent company, UAL Corporation (UAL), and certain of its affiliates, filed for protection under Chapter 11 of the Bankruptcy Code on December 9, 2002. United immediately requested bankruptcy court authority to assume these agreements and the court granted United’s request. US Airways also has marketing agreements with Lufthansa, Spanair, bmi and other Star Alliance carriers, as well as several smaller regional carriers in the Caribbean, operating collectively as the “GoCaribbean” network.

Industry Regulation and Airport Access

The Company’s airline subsidiaries operate under certificates of public convenience and necessity or commuter authority issued by the Department of Transportation (DOT). Such certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. Airlines are also regulated by the U.S. Federal Aviation Administration (FAA), a division of the DOT, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, the Company’s airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate that provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. From time to time, the FAA issues airworthiness directives and other regulations affecting the Company’s airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed such mandates relating to, among other things, enhanced ground proximity warning systems; fuselage pressure bulkhead reinforcement; fuselage lap joint inspection rework; increased inspections and maintenance procedures to be conducted on certain aircraft; increased cockpit security; fuel tank flammability reductions and domestic reduced vertical separation.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington, D.C., Chicago, San Diego and San Francisco, among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of US Airways to expand its operations at the affected airports. Authorities at other airports may consider adopting similar noise regulations.

The airline industry is also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments and actions could affect operations and increase operating costs for the airline industry, including the Company’s airline subsidiaries.

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

The Aviation and Transportation Security Act (Security Act) was enacted in November 2001. Under the Security Act, substantially all aspects of civil aviation passenger security screening were federalized and a new Transportation Security Administration (TSA) under the DOT was created. TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Security Act, among other matters, mandates improved flight deck security; carriage at no charge of federal air marshals; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports pursuant to regulations issued in connection with the Security Act; and the provision of passenger data to U.S. Customs. Funding for TSA is provided, in part, by a fee collected by air carriers from their passengers of $2.50 per flight segment (which is proposed to increase to up to $5.50 per flight segment in 2005, but not more than $8.00 per one-way trip), and a fee on air carriers that is limited to the amount that the carrier spent on passenger security screening in 2000. Implementation of the requirements of the Security Act have resulted and will continue to result in increased costs for US Airways, Piedmont and PSA and their passengers and has and will likely continue to result in service disruptions and delays.

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

The FAA has designated John F. Kennedy International Airport (Kennedy), LaGuardia and Reagan National as “high-density traffic airports” and limited the number of departure and arrival slots available to air carriers at those airports. In April 2000, legislation was enacted which eliminates slot restrictions in 2007 at LaGuardia and Kennedy. Among other things, the legislation encouraged the development of air service to smaller communities from slot-controlled airports. During the interim period while slot restrictions remained in effect at LaGuardia, airlines could apply for slot exemptions to serve smaller communities using aircraft with a maximum seating capacity of less than 71. In connection with this legislation, the Company and several other airlines increased service from LaGuardia, which led to excessive flight delays. In response to such delays, the FAA implemented a slot lottery system in December 2000 limiting the number of new flights at LaGuardia. As a result, several airlines, including US Airways, were required to reduce the number of flights added at LaGuardia in connection with this legislation. The resulting allocation of slots from the slot lottery system was initially scheduled to expire on September 15, 2001, but on August 3, 2001, the FAA announced an extension until October 26, 2002. On July 8, 2002, the FAA announced another extension until October 30, 2004, and subsequently announced a further extension through October 30, 2005. As a result of the 2007 slot elimination, the FAA has indicated an intent to rethink its approach to regulating operations at LaGuardia. Several proposals, including auctions, congestion pricing and other market-based solutions, are being considered along with more traditional regulatory approaches.

At Reagan National an additional eleven roundtrips were awarded by the DOT, pursuant to the Vision 100–Century of Aviation Reauthorization Act, which created additional slots for distribution by the DOT. Although US Airways participated in the proceeding and was awarded slots, most of the slots were awarded to new entrant carriers.

Where the FAA has seen congestion and delay increases, it has stepped in and worked with the carriers to freeze operations at current or somewhat reduced levels. Specifically, incumbent carriers, including US Airways, are not permitted to increase operations at Chicago O’Hare as a result of an agreement reached between the FAA and these airlines in August 2004. US Airways expects that the current operations freeze will continue at least through the summer 2005 travel season. FAA rulemaking to address congestion issues at crowded airports is expected sometime in 2005. It is not yet clear how many airports or issues will be encompassed by the rulemaking, the exact timing and outcome of which cannot be ascertained at this time.

As a result of widely-reported operational difficulties experienced by US Airways during the Christmas 2004 time period, the DOT’s Inspector General (IG) commenced an inquiry into the causes of the operational problems. The IG plans to issue a report summarizing its findings, including recommendations for avoiding similar incidents in the future. The Company is cooperating with the IG in its inquiry.

The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect US Airways’ international operations.

Employees

As of December 31, 2004, on a full-time equivalent basis, the Company and its subsidiaries employed approximately 29,500 active employees. US Airways employed approximately 24,600 active employees including approximately 6,600 station personnel, 5,600 flight attendants, 4,600 mechanics and related employees, 3,100 pilots, 1,600 reservations personnel and 3,100 personnel in administrative and miscellaneous job categories. The Company’s remaining subsidiaries employed 4,900 employees including approximately 2,400 station personnel, 900 pilots, 500 flight attendants, 500 mechanics and related employees and 600 personnel in administrative and miscellaneous job categories.

As of December 31, 2004, approximately 81% of the Company’s active employees were covered by collective bargaining agreements with various labor unions.

The status of US Airways’ labor agreements with its major employee groups as of December 31, 2004 is as follows:

Union (1)	Class or Craft	Employees (2)	Date Contract Amendable
ALPA	Pilots	3,100	12/31/09
IAMAW	Mechanics and related employees	4,600	12/31/09
IAMAW	Fleet service employees	4,200	12/31/09
CWA	Passenger service employees	5,400	12/31/11
AFA	Flight attendants	5,600	12/21/11
TWU	Dispatchers and other	200	12/31/09 & 12/31/11

(1)	ALPA	Air Line Pilots Association
	IAMAW	International Association of Machinists and Aerospace Workers
	CWA	Communications Workers of America
	AFA	Association of Flight Attendants-Communications Workers of America
	TWU	Transport Workers Union

(2)	Approximate number of active employees covered by the contract.

Aviation Fuel

Aviation fuel is typically the Company’s second largest expense. Because the operations of the airline are dependent upon aviation fuel, increases in aviation fuel costs could materially and adversely affect liquidity, results of operations and financial condition. The following table shows aircraft fuel consumption and costs for 2002-2004:

Year	Gallons (in millions)	Average price per gallon (1)	Aviation fuel expense (1) (in millions)	Percentage of Total Operating Expenses
2004	973	$1.129	$1,099	14.7%
2003	936	0.887	830	11.7%
2002	1,047	0.747	782	9.4%

(1)	Includes fuel taxes and the impact of fuel hedges.

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including: the impact of political instability on crude production, especially in Russia and OPEC countries; unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries; unpredicted increases to oil demand due to weather or the pace of economic growth; inventory levels of crude, refined products and natural gas; and other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges. To reduce the exposure to changes in fuel prices, the Company periodically enters into certain fixed price swaps, collar structures and other similar derivative contracts. The Company’s current financial position and credit rating negatively affect its ability to hedge fuel in the future. See “Selected Operating and Financial Statistics” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, for additional information related to aviation fuel.

Airline Ticket Distribution

The now common usage of electronic tickets within North America, and the rapid expansion in Europe and the rest of the world, has allowed for the streamlining of processes and the increased efficiency of customer servicing and support. The Company began to support the issuance of electronic tickets in 1996. During 2004, electronic tickets represented 96% of all tickets issued to customers flying US Airways. The addition of a $50 surcharge to most customers requiring paper tickets has allowed the Company to continue to support the exceptional requests, while offsetting any cost variance associated with the issuance and postal fulfillment of paper tickets. Airlines based in North America have recently proposed a requested mandate that airlines move to 100% electronic ticketing over the next couple of years, which will only serve to enhance customer service and control costs for ticketing services supported by the airline and distribution partners.

The shift of consumer bookings from traditional travel agents, airline ticket offices and reservation centers to online travel agent sites (e.g., Orbitz, Travelocity, Expedia and others) as well as airline direct websites (e.g., usairways.com) continues to grow within the industry. Historically, traditional and online travel agencies used Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, the “GDS fee”, that is charged to the airline. Bookings made directly with the airline, through its reservation call centers or website, do not incur a GDS fee. The growth of the airline direct websites and travel agent sites (e.g., Orbitz) that connect directly to airline host systems, effectively by-passing the traditional connection via GDSs, helps the Company reduce distribution costs from the channels of distribution on the internet. In the fourth quarter of 2004, the Company received over 31% of its sales from internet sites. The Company’s direct website, usairways.com, comprised over 12% of Company sales, while the rest of the internet sites accounted for the remaining 19% of Company sales.

Due to the continued pressure on legacy airlines to lower distribution fees more aggressively than anytime in the past in order to compete with low-cost airlines, many “new-comers” have entered the distribution industry. New low-cost GDSs, such as ITA Software, G2 Switchworks, Navitaire and others, are providing airlines with alternative economic models to do business with traditional travel agents. These new low-cost GDSs substantially reduce the fees charged to airlines by this distribution channel.

In an effort to further reduce distribution costs through internal channels, US Airways and other airlines have instituted service fees for interaction in channels requiring specialized service such as reservation call centers ($5.00 per ticket), Airline Ticket Offices ($10.00 per ticket) and City Ticket Offices ($10.00), while continuing to offer free service via the airlines’ websites. The goals of these service fees are to reduce the cost to provide customer service as required by the traveler and promote the continued goal of shifting customers to the Company’s lowest cost distribution channel, usairways.com. Internal channels of distribution account for 25% of all Company sales.

In July 2004, the DOT eliminated most regulations governing GDSs. Airlines and GDSs continue to have open dialogue regarding possible cost savings.

Frequent Traveler Program

US Airways operates a frequent traveler program known as “Dividend Miles” under which participants earn mileage credits for each paid flight segment on US Airways, US Airways Shuttle, US Airways Express, Star Alliance carriers, and certain other airlines that participate in the program. Participants flying on first class or Envoy class tickets receive additional mileage credits. Participants can also receive mileage credits through special promotions periodically offered by US Airways and may also earn mileage credits by utilizing certain credit cards and purchasing services from various non-airline partners. Mileage credits can be redeemed for various free, discounted, or upgraded travel awards on US Airways, Star Alliance carriers or other participating airlines.

US Airways and the other participating airline partners limit the number of seats allocated per flight for award recipients by using various inventory management techniques. Award travel for all but the highest-level Dividend Miles participants is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. US Airways reserves the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change.

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

Since September 11, 2001, the Company and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events (war risk coverage) at reasonable rates from the commercial insurance market. US Airways has, as have most other U.S. airlines, therefore purchased its war risk coverage through a special program administered by the FAA. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2005. The Secretary of Transportation may extend this policy until December 31, 2005. If the federal insurance program terminates, the Company would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, the Company’s ability to pass this additional cost to passengers would be limited.

There can be no assurances that the Company can maintain insurance coverages and costs at its current levels.

Item 2.	Properties

Flight Equipment

As of December 31, 2004, US Airways operated the following jet and regional jet aircraft:

Type	Average Seat Capacity	Average Age (years)	Owned (1)	Leased (2)	Total
Airbus A330	266	4.4	9	—	9
Boeing 767-200ER	203	15.5	4	6	10
Boeing 757-200	193	14.2	—	31	31
Airbus A321	169	3.6	20	8	28
Boeing 737-400	144	14.8	3	42	45
Airbus A320	142	5.2	11	13	24
Boeing 737-300	126	17.7	7	61	68
Airbus A319	120	4.9	15	51	66

		10.9	69	212	281

EMB-170	72	0.5	7	15	22

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.

(2)	The terms of the leases expire between 2005 and 2023.

As of December 31, 2004, the Company’s wholly owned regional airline subsidiaries operated the following turboprop and regional jet aircraft:

Type	Average Seat Capacity	Average Age (years)	Owned	Leased (1)	Total
CRJ-700	70	0.6	5	–	5
CRJ-200	50	0.8	21	14	35
De Havilland Dash 8-300	50	13.0	–	12	12
De Havilland Dash 8-100	37	14.4	30	12	42
De Havilland Dash 8-200	37	7.2	–	9	9

		7.0	56	47	103

(1)	The terms of the leases expire between 2005 and 2021.

As of December 31, 2004, US Airways Group had 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009. US Airways Group also had ten A330-200 aircraft on firm order scheduled for delivery in the years 2007 through 2009. On February 3, 2005, the Bankruptcy Court approved the Company’s agreement with Airbus providing for, among other things, delivery of the 19 A320-family aircraft in years 2008 through 2010 and delivery of the ten A330-200 aircraft in years 2008 through 2009.

Pursuant to the Regional Jet Leasing Term Sheet of the Master Memorandum of Understanding approved by the Bankruptcy Court in December 2004, General Electric Credit Corporation (GECC) or its affiliates will provide lease financing for up to 31 regional jet aircraft. The aircraft to be financed will consist of 70- to 100-seat regional jet aircraft manufactured by Bombardier and/or Embraer in a mix and subject to other terms to be agreed mutually by GECC and US Airways. In the first quarter of 2005, GECC will lease six Bombardier CRJ-700s to US Airways with terms expiring on the earlier of the Company’s emergence from Chapter 11 and June 30, 2005; these leases may be extended upon the Company’s emergence from bankruptcy.

The Company acquired three new Embraer ERJ-170 aircraft in January 2005 and has firm orders for three additional ERJ-170 aircraft scheduled to be delivered by March 31, 2005. The

Company also acquired three new CRJ-700 aircraft in January 2005.

The Company maintains inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet its operating requirements.

As of December 31, 2004, the Company owned or leased the following aircraft that were not considered part of its operating fleet presented in the tables above. These aircraft were either parked at storage facilities or, as shown in the far right column, leased or subleased to third parties or related parties.

Type	Average Age (years)	Owned	Leased	Total	Leased/ Subleased
De Havilland Dash 8	14.5	3	—	3	—
Douglas DC-9-30	24.0	6	—	6	6

		9	—	9	6

As discussed in Item 1, “Overview” above, the Company has code share agreements in the form of capacity purchase agreements with certain US Airways Express regional jet affiliate operators. Collectively, these regional jet affiliate operators flew 107 50-seat regional jet aircraft as part of US Airways Express as of December 31, 2004.

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

The Company’s 767-200ER aircraft are committed to the Aeromed Program of CRAF. Under this program, the aircraft are converted to flying hospitals for transportation of injured troops. US Airways, Delta and United are participants in the Aeromed Program. Participation in this program provides increased U.S. government revenues for the Company. Since the CRAF activation of 2003, US Airways has not provided “voluntary” lift to AMC, due to operational limitations.

Ground Facilities

The Company leases the majority of its ground facilities, including executive and administrative offices in Arlington, Virginia adjacent to Reagan National Airport; its principal operating, overhaul and maintenance bases at the Pittsburgh International Airport and Charlotte/Douglas International Airports; training facilities in Pittsburgh and Charlotte; central reservations offices in Pittsburgh and Winston-Salem (North Carolina); and line maintenance bases and local ticket, cargo and administrative offices throughout its system. US Airways owns a training facility in Winston-Salem and a reservation facility in Orlando. The Orlando facility was closed on January 10, 2003 and is currently available for sale. The Pittsburgh reservations call and service center will be closed in 2005 and consolidated into one location in Winston-Salem.

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

On September 12, 2004, US Airways Group and its domestic subsidiaries, including its principal operating subsidiary, US Airways, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM). Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to prepetition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code.

On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants infringed upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what the Company believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation (Northwest), Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta, and Continental Airlines, Inc., and had filed a suit against the parent company of American Airlines in December 2003. This action was stayed as to US Airways Group and its wholly owned subsidiaries as a result of the bankruptcy filing on September 12, 2004.

The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the Prior Bankruptcy. The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia. US Airways’ liability and defenses to such liability were unaffected by the Prior Bankruptcy. US Airways has received no notice, inquiry or other communication from the Port Authority other than in connection with the proof of claim, and therefore is unable to evaluate at this time the validity of the underlying claim, the degree to which US Airways might share responsibility with other parties, or the cost of cleanup or correction of the alleged building deficiencies.

On January 7, 2003, the Internal Revenue Service (IRS) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (USLM). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the Prior Bankruptcy asserting the following claims with respect to USLM: (1) secured claims for U.S. federal income tax and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the bankruptcy filing on September 11, 2004, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval.

US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999, 2001 and 2002. Plaintiffs seek unspecified damages for lost commissions, as well as injunctive relief. On October 30, 2003, the federal court granted a motion for summary judgment dismissing all claims against airline defendants other than the carriers then in bankruptcy, including US Airways, because proceedings had been stayed against those bankrupt defendants. That grant of summary judgment was affirmed by the Fourth Circuit Court of Appeals. On January 28, 2004, the federal court in North Carolina dismissed all claims against US Airways. The plaintiffs in this proceeding had also filed a claim in Bankruptcy Court for prepetition and continuing postpetition damages. The Bankruptcy Court determined that the entire claim was prepetition and unsecured, and the plaintiffs appealed this decision to the District Court. The parties agreed to stay this appeal pending the outcome of the plaintiffs’ appeal of the grant of summary judgment in the North Carolina action. Following the Fourth Circuit’s decision to affirm the summary judgment ruling, the plaintiffs dismissed their appeal of the Bankruptcy Court decision.

Williard, Inc. (Williard), together with the joint venture of Williard and Len Parker Associates (Williard/Parker), was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard and Williard/Parker sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC (Limbach) alleged that it purchased the claims of Williard. After a trial, the Bankruptcy Court, on June 7, 2004, determined the value of the Limbach and Limbach/Parker claims to be $2,542,843. Limbach and Limbach/Parker are challenging on appeal various rulings of the Bankruptcy Court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal. Limbach and Limbach/Parker have filed an action in state court against the City of Philadelphia (the City) and the Philadelphia Authority for Industrial Development (PAID) and received permission to include US Airways as a co-defendant, provided that Limbach and Limbach/Parker did not make any claims against US Airways in that action. In the lawsuit against the City and PAID, Limbach and Limbach/Parker are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City and PAID. These rulings are subject to appeal at a later date. On May 21, 2004, the City and PAID filed a Motion for Summary Judgment seeking dismissal of the lawsuit. Should Limbach and/or Limbach/Parker recover in the Philadelphia action against the City and PAID, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City and PAID under its agreements related to the airport development, which US Airways assumed as part of the Prior Bankruptcy. Therefore, any recovery by Limbach and/or Limbach/Parker against the City and PAID could result in an indemnification claim that US Airways may have to pay at full value. Proceedings in the Bankruptcy Court were stayed by the bankruptcy filing on September 12, 2004.

On October 4, 2004, the System Board of Adjustment (the System Board) issued a ruling in which US Airways’ outsourcing of heavy maintenance visits was deemed to be in violation of the collective bargaining agreement between US Airways and the IAM as the representative of Mechanic and Related Employees. The System Board ordered US Airways to cease and desist from outsourcing the work, and ordered that affected employees be made whole. The System Board did not specify any particular monetary remedy and none has since been decided or agreed upon by the parties. However, the Bankruptcy Court’s order granting in part US Airways’ motion for relief under Section 1113(e) of the Bankruptcy Code included relief from any restrictions on US Airways ‘ right to outsource the work covered by this award through February 15, 2005. Neither US Airways’ Section 1113(e) motion nor the Bankruptcy Court’s order addressed the make-whole portion of this award. On November 12, 2004, US Airways filed a motion asking the Bankruptcy Court for permission to reject the IAM collective bargaining agreement under which the grievance had been filed. On January 6, 2005, the Bankruptcy Court granted US Airways’ motion. On January 21, 2005, the IAM ratified a new collective bargaining agreement to replace the one that had been rejected, and as part of the new agreement, the IAM agreed not to pursue any claims for damages associated with the rejection of the previous agreement.

The Company and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan. Delta is also named as a defendant in both actions, while Northwest and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, the Company and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta and Northwest filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest and Delta’s petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, the Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The automatic stay under Section 362(a) of the Bankruptcy Code was lifted when the Company emerged from bankruptcy on March 31, 2003, but the action was subsequently stayed once more as a result of the Company’s bankruptcy filing on September 12, 2004.

In May 1995, the Company, US Airways and the Retirement Plan for Pilots of US Airways, Inc. (Pilot Retirement Plan) were sued in federal district court for the District of Columbia by 481 active and retired pilots, alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilot Retirement Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways’ Motion to Dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilot Retirement Plan was collectively bargained. The plaintiffs appealed the district court’s dismissal and in February 1999, the U.S. Court of Appeals upheld the district court’s decision originally granted in May 1996, in the defendants’ favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiffs’ petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint, alleging violation of a disclosure requirement under ERISA. In

August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration. Certain of the plaintiffs filed a claim before the US Airways Pilot Retirement Board, requesting arbitration of their claim for benefits that they believe were erroneously calculated, and the Retirement Board selected an arbitrator to decide certain issues related to the plaintiffs’ claims for benefits. However, the Pilot Retirement Plan was terminated on March 31, 2003, and on April 1, 2003 the Pension Benefit Guaranty Corporation (PBGC) became trustee of the plan. Also, claims related to this matter were expunged in the Prior Bankruptcy. Accordingly, the Company does not believe there is any continuing risk of material liability associated with this matter.

On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998, by the Pennsylvania Department of Environment Protection (DEP) against Allegheny County, Pennsylvania and the Allegheny County Aviation Administration (ACAA), alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport (Airport) violated the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Airport, (b) the Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and US Airways that DEP (i) will require additional measures to be taken to control de-icing materials at the Airport, and (ii) will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The ACAA, US Airways and the DEP have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. The Company does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Item 5.	Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Exchange Listing

Through September 24, 2002, the Predecessor Company’s common stock was traded on the New York Stock Exchange (NYSE) under the Symbol “U”. As a result of the Prior Bankruptcy, the NYSE announced on August 14, 2002 that it would suspend trading and move to delist US Airways Group’s common stock. The SEC approved the delisting and the common stock was delisted effective September 25, 2002. As a result, on September 25, 2002, the Common Stock began trading on the NASDAQ over-the-counter market under the Symbol “UAWGQ.” On March 31, 2003, in conjunction with the effective date of the 2003 Plan, all then-outstanding equity securities of the Predecessor Company were cancelled.

On October 21, 2003, the Company’s Class A Common Stock began trading on the NASDAQ National Market under the symbol “UAIR.” Prior to listing on the NASDAQ National Market, the Class A Common Stock had limited trading activity on the Over-the-Counter Bulletin Board and in the Pink Sheets, which provide trading for the over-the-counter securities markets.

On September 13, 2004, the Company received written notice from The NASDAQ Stock Market that the Class A Common Stock would be delisted in accordance with Marketplace Rules 4300 and 4450(f), effective with the opening of business on September 22, 2004. NASDAQ indicated in its letter that the delisting determination followed its review of the Company’s press release announcing that the Company had filed for bankruptcy protection. As a result of this notification, a fifth character “Q” was added to the trading symbol, changing it from “UAIR” to “UAIRQ” at the opening of business on September 15, 2004. Shares are currently trading on the NASDAQ over-the-counter market under the symbol as changed above. The Company cannot assure that an active trading market for its stock will exist in the future. As of February 18, 2005, there were 491 holders of record of Class A Common Stock. This number does not include beneficial owners of the Company’s Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. In addition, the Company has five million shares of Class B Common Stock outstanding. The Class B Common Stock has no public trading market and is held by one shareholder of record as of February 18, 2005.

Market Prices of Common Stock

The high and low sale prices of the Successor Company’s Class A Common Stock and the Predecessor Company’s common stock were as follows:

	Period	High	Low
2004	Fourth Quarter	$2.00	$0.76
	Third Quarter	3.16	0.58
	Second Quarter	4.55	1.44
	First Quarter	6.77	4.11

2003	Fourth Quarter	$15.25	$5.01
	Third Quarter *	17.50	4.85
	Second Quarter	*	*

	First Quarter	0.28	0.06

*	As a result of emergence from the Prior Bankruptcy, the Predecessor Company’s common stock was cancelled effective March 31, 2003. An established public trading market, defined as more than limited or sporadic trading, did not exist for the Successor Company Class A Common Stock until September 8, 2003.

The Company, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. The Company is restricted from engaging in any of these activities unless it maintains a capital surplus.

The Company has not declared or paid cash or other dividends on common stock since 1990 and currently does not intend to do so on its Class A Common Stock. Under the provisions of certain debt agreements, including the ATSB Loan, its ability to pay dividends on or repurchase its Class A Common Stock is restricted. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors, subject to applicable limitations under Delaware law and the Bankruptcy Code, and will depend upon its results of operations, financial condition, contractual restrictions and other factors deemed relevant by its board of directors. See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation below for more information, including information related to dividend restrictions associated with the ATSB Loan.

The ultimate recovery, if any, to holders of the common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity.

Foreign Ownership Restrictions

Under current federal law, non-U.S. citizens cannot own or control more than 25% of the outstanding voting securities of a domestic air carrier. The Company believes that it was in compliance with this statute during the time period covered by this report.

Item 6.	Selected Financial Data

Consolidated Statements of Operations (in millions, except per share amounts) (1)

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
				2002	2001	2000
Operating Revenues	$7,117	$5,312	$1,534	$6,977	$8,288	$9,269
Operating Expenses	7,495	5,356	1,741	8,294	9,971	9,322

Operating Loss	$(378)	$(44)	$(207)	$(1,317)	$(1,683)	$(53)

Income (Loss) Before Cumulative Effect of Accounting Change	$(611)	$(174)	$1,635	$(1,663)	$(2,124)	$(166)
Cumulative Effect of Accounting Change, Net of Applicable Income Taxes	—	—	—	17	7	(103)

Net Income (Loss)	$(611)	$(174)	$1,635	$(1,646)	$(2,117)	$(269)
Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(11.19)	$(3.25)	$24.02	$(24.45)	$(31.59)	$(2.47)
Cumulative Effect of Accounting Change	—	—	—	0.25	0.11	(1.55)

Net Earnings (Loss) per Common Share	$(11.19)	$(3.25)	$24.02	$(24.20)	$(31.48)	$(4.02)

Diluted
Before Cumulative Effect of Accounting Change	$(11.19)	$(3.25)	$24.02	$(24.45)	$(31.59)	$(2.47)
Cumulative Effect of Accounting Change	—	—	—	0.25	0.11	(1.55)

Net Earnings (Loss) per Common Share	$(11.19)	$(3.25)	$24.02	$(24.20)	$(31.48)	$(4.02)

Cash Dividends per Common Share	$—	$—	$—	$—	$—	$—

(1)	Includes unusual items. See Note 16 to the Company’s Notes to Consolidated Financial Statements for related information.

Consolidated Balance Sheets (in millions)

	Successor Company		Predecessor Company
	December 31,		December 31,
	2004	2003	2002	2001	2000
Total Assets	$8,422	$8,555	$6,543	$8,025	$9,127
Long-Term Obligations and Redeemable Preferred Stock (2)	$4,871	$4,641	$5,009	$5,148	$4,379
Total Stockholders’ Equity (Deficit)	$(434)	$172	$(4,921)	$(2,615)	$(358)
Shares of Common Stock Outstanding	55.0	54.0	68.1	67.6	67.0

(2)	Includes debt, capital leases and postretirement benefits other than pensions (noncurrent). Also includes liabilities subject to compromise at December 31, 2004 and December 31, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

Certain of the statements contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of the Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing; the ability of the Company to maintain adequate liquidity; the ability of the Company to absorb escalating fuel costs; the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations; the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the financial covenants); the ability of the Company to fund and execute its Transformation Plan during the Chapter 11 proceedings and in the context of a plan of reorganization and thereafter; the ability of the Company to attract, motivate and/or retain key executives and associates; the ability of the Company to attract and retain customers; the ability of the Company to maintain satisfactory labor relations; demand for transportation in the markets in which the Company operates; economic conditions; labor costs; financing availability and costs; security-related and insurance costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand (particularly from low-cost carriers and multi-carrier alliances); weather conditions; government legislation and regulation; impact of the continued military activities in Iraq; other acts of war or terrorism; and other risks and uncertainties listed from time to time in the Company’s reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities, common stock and/or other equity securities. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

Chapter 11 Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the Debtors), which account for substantially all of the operations of the Company, including its principal operating subsidiary, US Airways, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 04-13823-SSM). Each of the Debtors in these cases had previously filed a voluntary petition for relief under Chapter 11 on August 11, 2002 (the Prior Bankruptcy). The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, As Modified (the 2003 Plan), which was confirmed pursuant to an order of the Bankruptcy Court on March 18, 2003 and became effective on March 31, 2003. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), the Company adopted fresh-start reporting on March 31, 2003. References to “Predecessor Company” refer to the Company prior to March 31, 2003. References to “Successor Company” refer to the Company on and after March 31, 2003, after giving effect to the cancellation of the then-existing common stock and the issuance of new securities in accordance with the 2003 Plan and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements.

Before emerging from the Prior Bankruptcy in 2003, the Company examined virtually every phase of its contracts and operations and had significantly reduced costs. The Company reduced its mainline capacity, realigned its network to maximize yield, initiated a business plan to use more regional jets and procured financing for these aircraft, and expanded its alliances with other carriers. However, after emerging from the Prior Bankruptcy, the Company continued to incur substantial losses from operations. The primary factors contributing to these losses include the reduction in domestic industry unit revenue and significant increases in fuel prices. The downward pressure on domestic industry revenue is a result of the rapid growth of low-fare, low-cost airlines, the increasing transparency of fares through Internet sources and other changes in fare structures that have resulted in substantially lower fares for many business and leisure travelers. The competitive environment continued to intensify throughout 2004, particularly in key markets such as Philadelphia, Washington, D.C., Boston and New York.

Throughout the spring and summer of 2004, the Company communicated with key stakeholders and the public its plan to transform US Airways into a fully competitive and profitable airline (the Transformation Plan). A key element of the Transformation Plan is significant reductions in labor costs through changes to the Company’s collective bargaining agreements. The Company aggressively sought the necessary agreements to allow full implementation of the Transformation Plan without the need for filing new Chapter 11 cases but was unable to do so in a timely manner. As a result of the recurring losses, declining available cash and risk of defaults or cross defaults under certain key financing and operating agreements, it was necessary for the Debtors to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on September 12, 2004.

At hearings held on September 13, 2004, the Bankruptcy Court granted the Company’s first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting permission to the Debtors to, among other things: (a) pay employee wages and continue benefits, such as medical and dental insurance; (b) honor prepetition obligations to customers and continue customer programs, including US Airways’ Dividend Miles program; (c) pay for fuel under existing supply contracts, and honor existing fuel supply, distribution and storage agreements; (d) assume certain contracts related to interline agreements with other airlines; (e) pay prepetition obligations to certain foreign vendors, foreign service providers and foreign governments; and (f) continue maintenance of existing bank accounts and existing cash management systems. The Bankruptcy Court also approved the interim agreement reached between the Company, the ATSB and the lenders under the $1 billion loan, obtained upon emergence from the Prior Bankruptcy and substantially guaranteed by the ATSB, to allow the Company continued use of the cash collateral securing the loan (see further discussion below).

Since filing for bankruptcy on September 12, 2004, the Company has achieved cost-savings agreements with all of its collective bargaining groups. Through a motion filed under Section 1113(e) of the Bankruptcy Code on September 24, 2004, the Company sought interim relief from their collective bargaining agreements (CBAs) with ALPA, AFA, TWU, CWA and IAM. On October 15, 2004, the Bankruptcy Court approved base rates of pay reductions of 21% through February 15, 2005 or entry of an order approving a new CBA or granting final relief under Section 1113(c) of the Bankruptcy Code. Reductions to pension contributions and certain work rule changes were also approved. The interim relief order did not apply to ALPA or TWU, whose members reached and ratified CBAs prior to the interim relief going into effect. CBAs with the CWA and AFA were reached in December 2004 and were subsequently ratified. On January 6, 2005, the Bankruptcy Court approved the Company’s request to reject the IAM CBAs and approved the termination of the three mainline defined benefit plans. The IAM subsequently ratified Company cost-savings proposals on January 21, 2005. In addition, the Bankruptcy Court has also approved various settlement agreements between the Company and the court-appointed Section 1114 Committee representing retirees other than those represented by the IAM to begin the significant curtailment of postretirement benefits.

On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (AFA Plan), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (IAM Plan), and the Retirement Plan for Certain Employees of US Airways, Inc. (CE Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the PBGC and the Company. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.

In addition to the cost savings achieved with labor groups, the Company also implemented pay and benefit reductions for its current management and other non-union employees, including reductions to base pay, workforce reductions and modifications to vacation and sick time accruals. The Company also implemented modifications to its defined contribution pension plans and will implement modifications to retiree benefits in 2005. The pay rate and defined contribution plan reductions went into effect October 11, 2004 and the reductions to retiree medical benefits will become effective March 1, 2005.

The Company has reached agreements with certain of its lessors and lenders restructuring existing aircraft lease and debt financings. On November 19, 2004, the Bankruptcy Court approved the Company’s agreements for the continued use and operation of substantially all of its mainline and Express fleet. As discussed in detail below, the Company reached a comprehensive agreement with GE Capital Aviation Services (GECAS) and GE Engine Service (GEES) on aircraft leasing and financing and engine services, which will provide the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets. The Company also reached agreements with EMBRAER-Empresa Brasileria de Aeronautica SA (Embraer) and Bombardier, Inc. (Bombardier) providing for continued use and operation of its aircraft, short term liquidity and new financing for regional jets, which were approved by the Bankruptcy Court in January 2005. These agreements are discussed in more detail below in “Liquidity and Capital Resources.”

The Company has notified all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 12, 2004. The deadline for filing proofs of claim with the Bankruptcy Court was February 3, 2005, with a limited exception for governmental entities, which have until March 11, 2005.

The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and retain key employees; limiting the Company’s ability to obtain trade credit; limiting the Company’s ability to effectively hedge rising aviation fuel costs; and impairing present and future relationships with vendors and service providers.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company currently has the exclusive right to file a plan of reorganization until March 31, 2005 and solicit acceptance of the plan through June 30, 2005. Under the terms of the agreement reached with General Electric, the Company has until March 15, 2005 to file a plan of reorganization. These deadlines could potentially be extended. A plan of reorganization would, among other things, resolve all prepetition obligations, set forth a revised capital structure and establish the corporate governance subsequent to exiting from bankruptcy. The Company is currently working towards emerging from Chapter 11 mid-year 2005, but that timing is dependent upon, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The ultimate recovery to creditors and/or holders of the common stock, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to these constituencies or what type or amount of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company’s common stock receiving no distribution and cancellation of existing stock.

On September 13, 2004, the Company received written notice from The NASDAQ Stock Market that its Class A Common Stock would be delisted in accordance with Marketplace Rules 4300 and 4450(f), effective with the opening of business on September 22, 2004. NASDAQ indicated in its letter that the delisting determination followed its review of the Company’s press release announcing that the Company had filed for bankruptcy protection. As a result of this notification, a fifth character “Q” was added to the trading symbol, changing it from “UAIR” to “UAIRQ” at the opening of business on September 15, 2004. Shares of the Class A Common Stock are currently trading on the NASDAQ over-the-counter market under the symbol as changed above. The Company cannot assure that an active trading market for its stock will exist in the future.

The value of the common stock is highly speculative. The Company urges that appropriate caution be exercised with respect to existing and future investments in the securities of the Company.

Transformation Plan

The Company continues to implement its Transformation Plan, which is built on several aspects of proven success in the airline industry, beyond the necessary lower labor costs that have been achieved. Those include lower overall costs, a simplified fare structure and expanded services in the eastern United States, the Caribbean and Latin America. Specifically, the Company has taken or is currently undertaking the following initiatives:

•	Lower, simplified pricing and lower distribution costs. US Airways has already taken steps to simplify its fares by introducing its GoFares pricing plan in many markets served from Philadelphia, Washington, D.C., and Fort Lauderdale, and has stated its intent to expand that pricing plan across its system in conjunction with achieving lower costs. A redesigned website and more airport technology will also lower distribution costs, enhance customer service and improve airport processing.

•	Enhanced low-cost product offering. US Airways customers will continue to benefit from a combination of product offerings that is unique among low-cost carriers, including two-class service, international flights to Europe, the Caribbean, Latin America and Canada, service to airports that business travelers prefer, access to a global network via the Star Alliance, a premium frequent flyer program and competitive onboard service.

•	Network enhancements. Leveraging its strong positions in major Northeast markets, US Airways intends to use its airport slot and facilities assets to offer nonstop service to more major business and leisure destinations. Pittsburgh is no longer a hub and service has been reduced in accordance with previously announced operational changes. Fort Lauderdale is being expanded to handle additional Latin America service. Operations at Charlotte are being expanded and new routes from Reagan National are being introduced. In addition, changes are being made to the scheduling practices at Philadelphia to improve reliability, adding new destinations in the Caribbean and Latin America and introducing service to Barcelona and Venice in May.

•	Lower unit operating costs. In conjunction with more point-to-point flying, US Airways intends to fly its fleet more hours per day as it decreases the time aircraft sit on the ground at hubs, waiting for connecting passengers. Productivity increases will be gained through this more efficient scheduling in conjunction with the contractual labor changes.

Prior Bankruptcy Information

As discussed above, the Company emerged from the Prior Bankruptcy under the 2003 Plan. The 2003 Plan constituted a separate plan of reorganization for each of the Company and its domestic subsidiaries (the Filing Entities). In accordance with the Bankruptcy Code, the 2003 Plan divided claims against, and interests in, each of the Filing Entities into classes according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the 2003 Plan generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the ATSB, the Retirement Systems of Alabama Holdings LLC (RSA), the Company’s management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the PBGC, in satisfaction of their allowed claims. Persons holding equity in US Airways Group prior to March 31, 2003 were not entitled to any distribution under the 2003

Plan and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the 2003 Plan, investors should refer to the 2003 Plan confirmed by the Bankruptcy Court on March 18, 2003 and filed with US Airways Group’s Current Report on Form 8-K dated March 18, 2003 and filed with the SEC on April 2, 2003.

On March 31, 2003, RSA invested $240 million in cash in Reorganized US Airways Group pursuant to an investment agreement (the RSA Investment Agreement) in exchange for approximately 36.2%, on a fully diluted basis, of the equity in Reorganized US Airways Group. As of March 31, 2003, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and became entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s Board of Directors. See Notes 10 and 12(a) in the Notes to the Consolidated Financial Statements for a summary of the equity structure following the Prior Bankruptcy and related party transactions with RSA.

Results of Operations

As discussed above, the Company emerged from the Prior Bankruptcy and adopted fresh-start reporting on March 31, 2003. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, 2004 has been compared to the full year 2003 as included, in part, in the Company’s Statements of Operations (which are contained in Part II, Item 8 of this report) and in “Selected Operating and Financial Statistics” below. Except where noted, operating statistics referred to below are for scheduled service only.

2004 Compared With 2003

Operating Revenues– Operating revenues increased $271 million, or 4.0%. Passenger transportation revenues increased $212 million or 3.5%. Revenue passenger miles (RPMs) were up 8.7%, which increased revenues by $536 million, partially offset by a 4.9% decrease in yield, which decreased revenues by $324 million. Passenger transportation revenues were negatively impacted by the Company’s bankruptcy proceedings. Passenger transportation revenue in 2003 included a favorable $34 million adjustment to the traffic balances payable account for unused and now expired tickets. Cargo and freight revenue was flat. Other operating revenue increased as a result of increased third party fuel sales due to higher fuel prices and revenue associated with certain marketing arrangements.

Operating Expenses– Operating expenses increased by $398 million, or 5.6%. Operating expenses excluding Government compensation and Special items increased 3.0% on a capacity increase (as measured by available seat miles or ASMs) of 5.8%. Personnel costs decreased 8.4% due to lower employee pension, medical and dental, and postretirement medical benefit expense, an $89 million decrease in stock-based compensation expense related to the issuance of US Airways Group Class A Common Stock to employees covered by collective bargaining agreements following emergence from the Prior Bankruptcy in 2003, reduced headcount in 2004 and lower wage rates in the fourth quarter of 2004 as the result of interim or permanent relief from labor contracts. These decreases were partially offset by an increase in expense associated with long-term disability. Aviation fuel increased 32.4% primarily due to higher average fuel prices and, to a lesser extent, schedule-driven increases in consumption. US Airways Express capacity purchases increased 24.2% reflecting an increase in purchased ASMs from third-party regional jet operators and other airline subsidiaries of US Airways Group. Aircraft rent increased 4.2% as a result of new leases due to the conversion of mortgaged aircraft to leased aircraft and the addition of new regional jet leases. Other rent and landing fees decreased slightly as a result of decreases in landing fees partially offsetting increased airport rental expenses. Selling expenses decreased 3.2% due to a decrease in commissions partially offset by increases to advertising expense and sales volume driven increases in credit card fees.

Depreciation and amortization increased 2.5% due to depreciation associated with new regional jets and the write-off of certain ground equipment and an indefinite lived foreign slot, partially offset by lower book values on the existing fleet as a result of fresh-start reporting effective March 31, 2003 and by reduced amortization associated with capitalized software. Other operating expenses increased 4.6% due to increases in the cost associated with the redemption of Dividend Miles for travel on partner airlines and future travel on US Airways as well as increases to costs associated with passenger and baggage screening and navigation fees, partially offset by decreases in insurance expenses and schedule-related expenses including passenger food expenses. 2003 included $28 million in reductions to an accrual upon the resolution of previously outstanding contingencies. Refer to “Description of Unusual Items” below for information on Special items and Government compensation.

Other Income (Expense)– Other Income (Expense), net decreased $2.0 billion primarily as a result of the reorganization items directly associated with the emergence from the Prior Bankruptcy. See “Description of Unusual Items” below for additional information on the components of Reorganization items, net in 2003. In 2004, reorganization items consisted of $30 million of professional fees, $7 million in aircraft order cancellation penalties, and $2 million in damage and deficiency claims associated with the rejection of certain aircraft in the Prior Bankruptcy, offset by $4 million in interest income on accumulated cash as a result of the current Chapter 11 proceedings. Interest income decreased as the result of the reclassification of interest income on cash, cash equivalents and short term investments to Reorganization items, net subsequent to the Chapter 11 filing on September 12, 2004. Interest expense was flat as a result of the conversion of mortgaged aircraft to leased aircraft and the abandonment of certain aircraft, offset by interest related to the ATSB Loan and penalty interest incurred as a result of the current Chapter 11 proceedings. Other, net income in 2004 includes $13 million related to a business interruption insurance recovery and a $2 million gain on the sale of four aircraft, while the 2003 results reflect a $30 million gain recognized in connection with the Company’s sale of its investment in Hotwire, Inc.

Provision (Credit) for Income Taxes– The Company recorded an income tax benefit of $10 million for the year ended December 31, 2004, as compared to $11 million of income tax expense in 2003. The benefit recognized in 2004 related to revisions to prior estimates upon completion of the Company’s consolidated 2003 tax return. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding their ultimate realization.

Selected Operating and Financial Statistics– System capacity (as measured by ASMs) increased 5.8% and passenger volume (as measured by RPMs) increased 8.7% in 2004. These increases resulted in a 73.5% system passenger load factor, representing a 2.0 percentage point increase over 2003. However, system yield declined by 4.9% reflecting the continued downward pressure on fares. Weather conditions related primarily to hurricanes adversely impacted the Company’s operating and financial performance in 2004 and 2003. US Airways’ full-time equivalent employees at December 31, 2004 declined 8.1% reflecting the headcount reduction measures put in place in connection with the Company’s Transformation Plan.

2003 Compared With 2002

Operating Revenues– Operating revenues decreased $131 million, or 1.9%. Passenger transportation revenue decreased $149 million or 2.4%. RPMs declined 4.4%, which decreased revenues by $277 million, partially offset by a 2.1% improvement in yield, which increased revenues by $127 million. Passenger transportation revenue for 2003 included a favorable $34 million adjustment to the traffic balances payable account for unused and now expired tickets. Other operating revenue increased 4.9% due to increased third party fuel sales and mileage credit sales partially offset by lower ticket change and cancellation fees.

Operating Expenses– Operating expenses declined by $1.20 billion, or 14.4%. Operating expenses excluding Government compensation and Special items were lower by 8.7% on a capacity decrease (as measured by ASMs) of 6.9%. Personnel costs decreased 18.2% due to lower headcount levels, wage rates and employee pension and benefit expenses partially offset by $125 million of stock-based compensation expenses resulting from the issuance of Class A Common Stock to employees covered by collective bargaining agreements following emergence from Chapter 11. Aviation fuel increased 6.1% due to higher average fuel prices partially offset by schedule-driven decreases in consumption. US Airways Express capacity purchases increased 33.8% reflecting a 32% increase in purchased ASMs from third-party regional jet operators. Aircraft rent decreased 17.9% due to favorably restructured leases and lease rejections made in connection with the Company’s Prior Bankruptcy, which was partially offset by new leases as a result of the conversion of mortgaged aircraft to leased aircraft. Other rent and landing fees were flat as a result of schedule-driven decreases in landing fees offsetting increased airport rental expenses associated with the new terminal in Philadelphia. Selling expenses decreased 7.9% due to sales volume driven decreases in credit card fees and sales- and rate-driven decreases in computer reservation system fees. Travel agent commission rates decreased due to the elimination of the base domestic commissions in March 2002 and increases in internet bookings which are less costly to the Company. Depreciation and amortization decreased 21.7% due to fewer owned aircraft in the operating fleet and lower book values on the existing fleet as a result of fresh-start reporting. Other operating expenses decreased 8.4% due to decreases in insurance expenses and schedule-related expenses including passenger food expenses and crew travel expenses and a $17 million and $12 million reduction to an accrual upon the resolution of previously outstanding contingencies partially offset by increases in expenses associated with third-party fuel sales. Refer to “Description of Unusual Items” below for information on Special items and Government compensation.

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

Provision (Credit) for Income Taxes– The Company’s federal and state income tax expense was $11 million in 2003 representing an effective tax rate of 0.7%. This differed from statutory rates primarily due to utilization of net operating loss carryforwards. During 2001, the Company recognized a valuation allowance against its net deferred tax asset. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding their ultimate realization. As a result of the March 2002 enactment of the Job Creation and Worker Assistance Act of 2002 (Job Act), the Company recognized an income tax credit equal to the Company’s carryback potential. The Job Act provides, among other things, an extension of the net operating loss carryback period to five years from two years for net operating losses arising from tax years that end in 2001 or 2002 and the elimination of the 90% limitation for alternative minimum tax purposes on those loss carrybacks. The tax credit recorded in 2002 includes $74 million related to 2001 losses realizable due to the enactment of the Job Act and recorded in the period of enactment. The Company continued to record a valuation allowance against its net deferred tax asset which resulted in a 2002 effective tax rate of 13%.

Cumulative Effect of Accounting Change– Effective January 1, 2002, PSA, a wholly owned subsidiary of the Company, changed its method of accounting for engine maintenance from accruing on the basis of hours flown to expensing as incurred. In connection with the change, PSA recognized a $17 million credit representing the cumulative effect of the accounting change.

Selected Operating and Financial Statistics– System capacity (as measured by ASMs) decreased 6.9% and passenger volume (as measured by RPMs) decreased 4.4% in 2003. These decreases resulted in a 71.5% system passenger load factor, representing a 1.9 percentage point increase over 2002. System yield improved 2.1% reflecting a modest improvement in economic conditions. Both RPMs and ASMs were significantly affected by the schedule reductions initiated following the Company’s Prior Bankruptcy filing. In addition, hurricanes Isabel, Fabian and Henri adversely impacted the Company’s operating and financial performance in 2003. US Airways full-time equivalent employees at December 31, 2003 declined 12.4% reflecting the headcount reduction measures put in place in connection with the Company’s 2002 restructuring.

Description of Unusual Items

Special Items–Special items included within operating expenses on the Company’s Consolidated Statements of Operations include the following components (dollars in millions):

	Successor Company		Predecessor Company
	Nine Months Ended December 31, 2003		Year Ended December 31, 2002
Aircraft order cancellation penalty	$35	(a)	$—
Aircraft impairments and related charges	—		392	(b)
Pension and postretirement benefit curtailments	—		(90)	(c)
Employee severance including benefits	(1)	(d)	(3)	(d)
Other	—		21	(e)

	$34		$320

(a)	During the quarter ended June 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery.

(b)	During the fourth quarter of 2002, US Airways conducted an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) on its B737-300, B737-400, B757-200 and B767-200 aircraft fleets as a result of changes to the aircraft’s recoverability periods (the planned conversion of owned aircraft to leased aircraft) as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values for four B737-300s, 15 B737-400s, 21 B757-200s and three B767-200s. In accordance with SFAS 144, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $392 million. Management estimated fair market value using third-party appraisals and recent leasing transactions.

(c)	During the fourth quarter of 2002, US Airways recorded a curtailment credit of $120 million related to certain postretirement benefit plans and a $30 million curtailment charge related to certain defined benefit pension plans.

(d)	In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit. In accordance with Emerging Issues Task Force Issue No. 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter of 2001. In the fourth quarter of 2001, US Airways recognized a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough. During the quarters ended June 30, 2003 and 2002, the Company recognized $1 million and $3 million, respectively, in reductions to severance pay and benefit accruals related to the involuntary termination or furlough of certain employees.

(e)	During the fourth quarter of 2002, US Airways recognized an impairment charge of $21 million related to capitalized gates at certain airports in accordance with Statement of Financial Accounting Standards No. 142,

“Goodwill and Other Intangible Assets.” The carrying values of the affected gates were reduced to fair value based on a third party appraisal.

Reorganization Items, Net– Reorganization items, net represent amounts incurred as a direct result of the Company’s Chapter 11 filings and are presented separately in the Company’s Consolidated Statements of Operations. Such items consist of the following (dollars in millions):

	Successor Company	Predecessor Company
	Year Ended December 31, 2004	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Discharge of liabilities (a)	$—	$3,938	$—
Restructured aircraft financings (b)	—	967	—
Termination of pension plans (c)	—	387	—
Interest income on accumulated cash	4	2	2
Damage and deficiency claims (d)	(2)	(2,167)	—
Revaluation of assets and liabilities (a)	—	(1,107)	—
Professional fees	(30)	(51)	(61)
Aircraft order cancellation penalties	(7)	—	—
Loss on aircraft abandonment (e)	—	(9)	(68)
Severance including benefits (f)	—	—	(89)
Write-off of ESOP deferred compensation	—	—	(50)
Other	—	(43)	(28)

	$(35)	$1,917	$(294)

(a)	Reflects the discharge or reclassification of liabilities subject to compromise in the Prior Bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided under the 2003 Plan. A portion of the liabilities subject to compromise in the Prior Bankruptcy were restructured and continued, as restructured, to be liabilities of the Company.

(b)	As of March 31, 2003, the Company restructured aircraft debt and lease agreements related to 200 aircraft in connection with its Prior Bankruptcy including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.

(c)	Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which is partially offset by the PBGC claim.

(d)	Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

(e)	Includes aircraft (seven A319s for 2003 and 34 F-100s, two B757-200s and one B737-400 for 2002) that were legally abandoned as part of the Prior Bankruptcy. Related aircraft liabilities were adjusted for each aircraft’s expected allowed collateral value.

(f)	As a result of schedule reductions made in connection with the Prior Bankruptcy, US Airways terminated or furloughed approximately 6,600 employees across all employee groups. Substantially all affected employees were terminated or furloughed prior to March 31, 2003. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit.

Government Compensation– In April 2003, President George W. Bush signed into law the Emergency Wartime Supplemental Appropriations Act (Emergency Wartime Act), which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. Certain airlines that received the aviation-related assistance were required to agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement would require the carrier to repay to the government the amount reimbursed for airline security fees. The Company complied with this limitation on executive compensation. The Company’s security fee reimbursement was $214 million, net of amounts due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003. In September 2003, the Company received approximately $6 million of compensation associated with flight deck door expenditures which was recorded as an offset to capital costs.

Selected Operating and Financial Statistics (1)

	Year Ended December 31,
	2004		2003		2002
Revenue passengers miles (millions):*
System	45,087		41,464		43,374
Mainline	39,964		37,741		40,038
Available seat miles (millions):*
System	61,353		58,017		62,329
Mainline	53,220		51,494		56,360
Passenger load factor (2):*
System	73.5%		71.5%		69.6%
Mainline	75.1%		73.3%		71.0%
Yield (3):*
System	14.07	¢	14.79	¢	14.48	¢
Mainline (4)	12.43	¢	13.05	¢	13.05	¢
Passenger revenue per available seat mile (5):*
System	10.34	¢	10.57	¢	10.08	¢
Mainline (4)	9.33	¢	9.56	¢	9.27	¢
Revenue passengers (thousands):*
System	55,954		52,797		58,389
Mainline	41,510		41,251		47,155
Mainline revenue per available seat mile (6)	10.69	¢	10.75	¢	10.38	¢
Mainline cost per available seat mile (Mainline CASM) (7) (8)	11.34	¢	11.36	¢	12.67	¢
Mainline average stage length (miles)*	782		761		685
Mainline cost of aviation fuel per gallon (9)	112.08	¢	88.29	¢	74.36	¢
Mainline cost of aviation fuel per gallon (excluding fuel taxes)	106.35	¢	83.02	¢	68.90	¢
Mainline gallons of aviation fuel consumed (millions)	884		873		972
Mainline number of aircraft in operating fleet at period-end	281		282		280
Mainline full-time equivalent employees at period end	24,628		26,797		30,585

*	Denotes scheduled service only (excludes charter service).

(1)	Operating statistics include free frequent flyer travelers and the related miles they flew. System statistics encompass all wholly owned airline subsidiaries of US Airways Group, including US Airways, Allegheny (through June 2004), Piedmont, PSA, as well as operating and financial results from capacity purchase agreements with Mesa, Chautauqua, Trans States and Midway (through October 2003). Where noted, revenues and expenses associated with US Airways’ capacity purchase arrangements with certain affiliated airlines and US Airways’ regional jet division, MidAtlantic, have been excluded from US Airways’ financial results for purposes of mainline financial statistical calculation and to provide better comparability between periods (see details below).

(2)	Percentage of aircraft seating capacity that is actually utilized (RPMs/ASMs).

(3)	Passenger transportation revenue divided by RPMs.

(4)	Mainline passenger revenue excludes US Airways Express and MidAtlantic passenger revenue of $1,379 million, $1,208 million, and $1,058 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)	Passenger transportation revenue divided by ASMs (a measure of unit revenue).

(6)	Mainline operating revenues divided by ASMs (a measure of unit revenue). Mainline operating revenues exclude US Airways Express and MidAtlantic operating revenues of $1,385 million, $1,214 million and $1,063 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(7)	Total Operating Expenses divided by ASMs (a measure of unit cost).

(8)	Mainline operating expenses exclude US Airways capacity purchases of $1,304 million, $1,145 million, and $1,094 million for the years ended December 31, 2004, 2003 and 2002, respectively, and MidAtlantic operating expenses of $79 million for the year ended December 31, 2004. Operating expenses for each period include unusual items as follows:

•	For the year ended December 31, 2003, operating expenses include an aircraft order penalty of $35 million (0.07¢) and government compensation of $212 million (0.41¢).

•	For the year ended December 31, 2002, operating expenses include aircraft impairment and related charges of $392 million (0.70¢), a benefit on the pension and postretirement curtailment of $90 million (0.16¢), an impairment charge related to capitalized gates at certain airports of $21 million (0.04¢) and a reduction to the involuntary severance accrual of $3 million (0.01¢).

(9)	Includes fuel taxes and transportation charges and excludes service fees.

Liquidity and Capital Resources

As of December 31, 2004, the Company’s Cash, Cash equivalents and Short-term investments totaled $738 million compared to $1.29 billion as of December 31, 2003. All of the Company’s unrestricted cash constitutes cash collateral under the ATSB Loan.

The Company requires substantial liquidity in order to meet scheduled debt and lease payments and to finance day-to-day operations. As a result of the recurring losses, decline in available cash, and risk of defaults or cross defaults under certain key financing and operating agreements, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on September 12, 2004. The Company has been operating with the use of the ATSB cash collateral since its Chapter 11 filing on September 12, 2004.

The Company currently estimates its cash balance will continue to decline through the first quarter of 2005. The projected decline in cash is a result of continued net losses during winter months, front-loaded transition costs to achieve a competitive cost structure and approximately $302 million in aircraft debt and lease payments due in the first quarter of 2005. Failure to make debt and lease payments would result in the loss of those aircraft which are essential to the Transformation Plan. The Company projects modest accumulation of cash for several months beginning in the second quarter of 2005. Failure to have continued use of the ATSB cash collateral could necessitate asset sales and layoffs, and result in an inability to continue operating.

On February 18, 2005, the Company announced that it reached agreement with Eastshore Aviation, LLC, an investment entity owned by Air Wisconsin Airlines Corporation and its shareholders (Air Wisconsin), on a $125 million financing commitment to provide a substantial portion of the equity funding for a plan of reorganization. The $125 million facility will be in the form of a debtor-in-possession term loan, to be drawn in the amount of $75 million, upon approval by Bankruptcy Court, and as early as February 28, 2005, and two subsequent $25 million increments. This loan would be second only to the ATSB Loan with regard to the Company’s assets that are pledged as collateral. Upon emergence from Chapter 11, the $125 million financing package would then convert to equity in the reorganized US Airways Group. As part of this agreement, US Airways and Air Wisconsin will enter into an air services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement.

ATSB Loan and Cash Collateral Agreement

As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the ATSB in connection with a $1 billion term loan financing (ATSB Loan) that was funded on March 31, 2003. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its 2003 Plan. US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and each of its other domestic subsidiaries. The ATSB Loan is secured by substantially all of the present and future assets of the Debtors not otherwise encumbered (including certain cash and investment accounts, previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. As of December 31, 2004, $718 million was outstanding under the ATSB Loan. The ATSB Loan is reflected as a current liability on the accompanying balance sheet at a book value of $701 million, which is net of $17 million of unamortized discount, and is not subject to compromise. As of December 31, 2004, the Company’s $738 million in unrestricted cash and short-term investments was available to support daily operations, subject to certain conditions and limitations, under the Cash Collateral Agreement described below.

In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the ATSB Loan on an interim basis. Therefore, in lieu of debtor-in-possession financing, the Company has access to the cash collateralizing the ATSB Loan as working capital, subject to certain on-going conditions and limitations. This interim agreement was approved by the Bankruptcy Court on September 13, 2004 as part of the first day motions, and was scheduled to expire on October 15, 2004. The Bankruptcy Court approved two subsequent agreements extending the Company’s ability to use the cash collateral, including an agreement approved on January 13, 2005 extending the Company’s use of cash collateral through June 30, 2005, subject to certain conditions and limitations (the Cash Collateral Agreement). Under the current agreement, the Company may continue to access such cash collateral to support daily operations so long as it maintains an agreed upon minimum amount of cash on hand each week. The amount declines from approximately $500 million at the end of January to $341 million on June 30, 2005, with weekly cash levels permitted as low as $325 million in March 2005. The Company must also maintain and achieve certain cumulative earnings levels during the period, as defined in the agreement. Further, the Company must comply with restrictions on its ability to make capital expenditures. In light of rising fuel prices and continued downward pressure on fares across the industry, there can be no assurance that the Company can comply with the Cash Collateral Agreement.

The ATSB Loan also contains covenants that limit, among other things, the Company’s ability to pay dividends, make additional corporate investments and acquisitions, enter into mergers and consolidations and modify certain concessions obtained as part of the Prior Bankruptcy. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the decrease in value of the collateral pledged in respect of the ATSB Loan below specified coverage levels. The amendments discussed below and the Cash Collateral Agreement have not eliminated any of these covenants.

The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan (Tranche A) was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30%, and (ii) 10% of the ATSB Loan (Tranche B) bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee currently equal to 4.1% of the ATSB’s guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. Due to the Company’s September 2004 bankruptcy filing and subsequent loss of certain regional jet financing, the guarantee fee increased by 2% per annum and the interest rate on Tranche A and Tranche B each increased by an additional 2% and 4% per annum, respectively, for an effective increase in the interest rate on the loan balance of 4 percentage points.

Prior Amendments to the ATSB Loan during 2004

In March 2004, US Airways and the ATSB amended the financial covenants of the ATSB Loan to provide covenant relief for the measurement periods beginning June 30, 2004 through December 31, 2005. The ratios used in the financial covenants were adjusted and reset to align with the Company’s forecast for 2004 and 2005 as of the date of the amendment, which assumed a return to profitability by 2005. In exchange for this covenant relief and other changes described below, US Airways made a voluntary prepayment of $250 million on March 12, 2004, which reduced, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan).

The March 2004 amendment permitted US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale for which definitive documentation would be completed by

February 28, 2005, up to a total of $125 million for all asset sales. In addition, the amendment permitted US Airways to accept a third-party secured note as consideration for certain asset sales (including the US Airways Shuttle and wholly owned regional airline assets) as long as specified conditions are met. These conditions include: the note’s amortization schedule will be no more favorable than the ATSB Loan; proceeds from the note will be used to prepay the ATSB Loan; the credit strength of the ATSB Loan will not be adversely affected as measured by specified ratings tests; and the note will be pledged as collateral for the ATSB Loan. Finally, in consideration for the lenders agreeing to amend the provision related to the going concern paragraph in the independent auditor’s report for the Company’s audited financial statements for the year ended December 31, 2003, US Airways agreed to revised covenants relating to minimum required unrestricted cash balances.

Effective May 21, 2004, US Airways again amended the ATSB Loan to permit use of its regional jets financed by General Electric (GE) as cross collateral for other obligations of US Airways to GE. In consideration for this amendment, US Airways agreed to revised covenants relating to minimum required unrestricted cash balances. In addition, US Airways agreed to give up the right to retain up to 25% of the net cash proceeds from any asset sale, as had been permitted by the March 2004 amendment. US Airways made a prepayment of $5 million in connection with this amendment.

The ATSB Loan contains financial covenants that must be satisfied by US Airways at the end of each fiscal quarter. US Airways was uncertain as to its ability to satisfy these covenants as of June 30, 2004. Effective June 30, 2004, US Airways and the ATSB amended the ATSB Loan to remove the uncertainty relating to the Company’s ability to satisfy its financial covenant tests for the second quarter of 2004. In consideration for this amendment, the Company agreed to change the loan amortization schedule, by increasing each of the first six principal repayment installments commencing on October 1, 2006 by approximately $16 million, and reducing the last principal repayment installment on October 1, 2009 by $94 million.

All of the foregoing rights and obligations of the parties relating to the ATSB Loan are subject to the terms of the cash collateral orders entered by the Bankruptcy Court and the terms of the Bankruptcy Code.

General Electric

GE is the Company’s largest creditor. Together with GEES and other affiliates, GE directly financed or leased a substantial portion of the Company’s aircraft prior to the current Chapter 11 filing. In November 2001, US Airways obtained a $404 million credit facility from GE (2001 GE Credit Facility). The 2001 GE Credit Facility is secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, borrowings under the 2001 GE Credit Facility bear interest rates of LIBOR plus 3.5% and the term of the facility is 2012.

In addition to the 2001 GE Credit Facility, GE has provided financing or guarantees on 145 of the Company’s current operating aircraft. It also maintains the engines on the Company’s B737-family aircraft, A320-family aircraft, B767 aircraft, EMB-170 aircraft and CRJ-200 aircraft. In connection with its Prior Bankruptcy, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues and the Company obtained additional financing from GE in the form of a liquidity facility of up to $360 million (2003 GE Liquidity Facility). Borrowings under the liquidity facility bear interest at LIBOR plus 4.25%. Every obligation of the Company to GE is generally cross-defaulted to the 2001 GE Credit Facility, the 2003 GE Liquidity Facility, the GE regional jet leases and the GE regional jet mortgage financings. All of the Company’s obligations to GE are generally cross-collateralized and cross-defaulted with all other obligations owned by any Debtor to GECC or any of its affiliates (collectively, the GE Obligations).

In November 2004, the Company reached a comprehensive agreement with GE and its affiliates as described in the Master Memorandum of Understanding (Master MOU) that was approved by the Bankruptcy Court on December 16, 2004. The Master MOU and the transactions contemplated by the term sheets will provide the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services and operating leases for new regional jets, while preserving the vast majority of US Airways’ mainline fleet owned by GECAS. The key aspects of the Master MOU are as follows: (i) agreements providing for continued use by the Company of certain Airbus, Boeing and regional jet aircraft, and the return to GECC of certain other leased Airbus and Boeing aircraft (the Aircraft Lease Term Sheet); (ii) GECC will provide a bridge facility of up to approximately $56 million for use by the Debtors during the pendency of the Chapter 11 proceedings (the Bridge Facility Term Sheet); (iii) GECC will purchase and immediately leaseback to US Airways (a) the assets securing the 2001 GE Credit Facility and the 2003 GE Liquidity Facility (collectively, the 2001 Credit Facility Assets), and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands, and (b) ten regional jet aircraft currently debt financed by GECC; (iv) the balance of the 2001 GE Credit Facility will be restructured to provide additional liquidity of approximately $10 million, subject to the pledge of certain collateral to secure the 2001 GE Credit Facility; (v) subject to the Company’s satisfaction of certain financial tests and other conditions, GECC will provide lease financing for up to 31 additional regional jet aircraft (the Regional Jet Leasing Term Sheet); (vi) certain of US Airways’ engine maintenance agreements with GEES will be modified and assumed; and (viii) upon emergence from bankruptcy, convertible notes of the reorganized US Airways will be issued to GECC in the aggregate principal amount of $125 million (the Convertible Note Term Sheet).

The Bridge Facility Term Sheet provides for a loan facility of up to $56 million made available by GECC to the Debtors in a series of drawdowns commencing on December 20, 2004, and ending on or before June 30, 2005 (the Bridge Facility). The Company and GECC entered into the Bridge Facility on December 20, 2004, at which time $20 million was drawn down under the facility. Interest on the Bridge Facility accrues at the rate of LIBOR plus 4.25% and will be payable in cash or in kind at the option of the Debtors. The Bridge Facility matures on the date the Company emerges from Chapter 11 and will be satisfied by the issuance of Convertible Notes described below. The Bridge Facility is cross-collateralized and cross-defaulted with all other GE obligations owed by any Debtor to GECC or any of its affiliates and will be granted status as an administrative expense claim with priority over all other administrative claims other than for aircraft financing deferrals, which are pari passu, and subordinate only to (i) the super-priority administrative expense claim of the ATSB and the ATSB Lenders as defined and provided for in the Cash Collateral Agreement (ii) postpetition wages and benefits, and (iii) any other new money debtor-in-possession financing.

The 2001 GE Credit Facility will be amended to, among other things: (i) provide the Debtors with an additional $10 million of liquidity upon consummation of the sale-leaseback of the 2001 GE Credit Facility Assets and CRJ Mortgaged Assets (defined below), (ii) after the prepayment of the loan balance outstanding under the 2001 GE Credit Facility made in connection with the sale-leaseback of the 2001 GE Credit Facility Assets and CRJ Mortgaged Assets, as described below, revise the amortization schedule so that the remaining principal of the loan begins amortizing over a period of eight quarters following the Debtors’ emergence from bankruptcy (the Remaining Term), (iii) provide that the interest rate will be LIBOR plus 4.25% for the Remaining Term, and (iv) provide that the loan will be secured with a third lien position on three CRJ-700 aircraft (subject to first and second lien positions and conditioned upon consent of such senior lien holders pursuant to an inter-creditor agreement reasonably acceptable to GECC), a second lien position on one CRJ-700 aircraft (subject to first lien position and conditioned upon consent of such senior lien holders pursuant to an inter-creditor agreement reasonably acceptable to GECC) and a first lien position on one CF34 spare engine owned by US Airways, with the aggregate of any senior liens on such collateral not to exceed $62 million. The amendments to the 2001 GE Credit Facility do not constitute an assumption thereof, but it is anticipated that in connection with a plan of reorganization, the 2001 GE Credit Facility, as amended, will be reinstated.

The Aircraft Lease Term Sheet sets forth a comprehensive agreement regarding the treatment of GECC-owned and mortgaged aircraft pursuant to Section 1110 of the Bankruptcy Code. The Debtors and GECC have agreed to subject certain of such aircraft to consensual Section 1110(a) agreements providing for continued use of such aircraft so long as the Company complies with the terms of such agreements. In certain cases, the Debtors and GECC have agreed to amend prepetition agreements. Except as set forth in the Master MOU or the Term Sheets attached to the Master MOU, the Section 1110(a) agreements and any related amendments will not constitute an assumption of any related underlying agreements, and no such agreement will constitute a postpetition contract for purposes of, among other things, Sections 365, 503 and 507 of the Bankruptcy Code, but will be subject to the Debtors’ obligations under Section 1110 of the Bankruptcy Code. After emergence from bankruptcy, US Airways will have an option to restructure the monthly rental obligations of certain additional B737-400 leases following the issuance of the Convertible Notes described below, for cash or additional convertible notes of equal market value.

Subject to the swap of three aircraft contemplated by the Aircraft Lease Term Sheet, GECC will purchase the two A319 aircraft, the four A320 aircraft, the five A321 aircraft, the 14 CFM56-5B spare engines, the 14 CFM56-3B spare engines, and certain engine stands that currently secure the 2001 GE Credit Facility and the 2003 GE Liquidity Facility, together with the nine CRJ-200s and one CRJ-700 aircraft currently mortgage debt financed by GECC (collectively, the CRJ Mortgaged Assets) for a total purchase price of approximately $640 million, subject to adjustment, at which time the 2001 Credit Facility Assets and the CRJ Mortgaged Assets will be leased back to US Airways under operating leases having an initial lease term expiring on the earlier of the Debtors’ emergence from Chapter 11 or June 30, 2005. The sale proceeds will be applied to repay (in order) the 2003 GE Liquidity Facility in full, the GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE Credit Facility, leaving a balance thereon of approximately $15 million, subject to adjustment, before the $10 million additional drawdown on the 2001 GE Credit Facility contemplated above. The operating leases may be extended upon the Debtors’ emergence from bankruptcy, will be cross-defaulted with all other GE Obligations (other than certain excepted obligations), and will be subject to return conditions to be agreed upon by the parties.

The Debtors and the GE entities have reached an agreement with respect to five engine repair and maintenance agreements, and certain other matters. This agreement includes, among other things, the agreement of US Airways to assume three of such agreements of GEES and certain of its affiliates to: (i) forgive and release US Airways from certain prepetition obligations, (ii) defer certain payment obligations arising under such agreements, (iii) extend one maintenance agreement, (iv) continue certain existing deferrals, and (v) determine the treatment of certain removal charges.

Pursuant to the Convertible Note Term Sheet, the Debtors have agreed that upon emergence from Chapter 11, as partial consideration for entering into the Master MOU, an affiliate of GECC will receive convertible notes of the reorganized US Airways in the aggregate principal amount of $125 million (Convertible Notes). The Convertible Notes will be convertible at any time, at the holders’ election, into shares of common stock of the reorganized Company (New Common Stock) at a conversion price equal to the product of (x) 140%-150% (at US Airways’ option) and (y) the average closing price of the New Common Stock for the sixty consecutive trading days following US Airways’ emergence from bankruptcy and the listing of the New Common Stock on NASDAQ or a national stock exchange. The Convertible Notes will bear interest at a rate to be determined no later than thirty days prior to the Debtors’ scheduled date of emergence from bankruptcy and interest will be payable semi-annually, in arrears, and will mature in 2020. US Airways will be permitted to redeem some or all of the Convertible Notes at any time on or after the fifth anniversary of the issuance of such notes, at a redemption price payable in cash or, subject to certain conditions, New Common Stock. Holders of the Convertible Notes may require US Airways to repurchase all or a portion of their Convertible Notes on the fifth and tenth anniversary of the issuance of such notes at 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest to the date of repurchase, payable, at US Airways election, in cash or New Common Stock. The Convertible Notes will be senior unsecured obligations and will rank equally in right of payment with all existing and future unsecured senior obligations of the reorganized US Airways. The Convertible Notes will be guaranteed by the parent holding company of the reorganized US Airways.

Regional Jet Financing

The 2003 Plan sought to boost revenue and enhance competitiveness through the increased use of regional jets. Regional jets are faster, quieter and more comfortable than turboprops and are generally preferred by customers over turboprops. In May 2003, the Company entered into agreements to purchase a total of 170 regional jets from Bombardier and Embraer. The Company had previously secured financing commitments from GE and from the respective airframe manufacturers for approximately 85% to 90% of these jets. These commitments were subject to certain credit or financial tests, as well as customary conditions precedent.

Despite the Company’s failure to meet one of the applicable credit standards as of May 5, 2004, the Company reached agreements with GE, Embraer and Bombardier for continued financing of regional jet deliveries through September 30, 2004. As part of the agreement reached with Bombardier, the Company converted 23 CRJ-200 deliveries (50-seat regional jets) to CRJ-700 deliveries (70-seat regional jets) and retained the right to convert some or all of the CRJ-700 deliveries to CRJ-900 deliveries (90-seat regional jets). US Airways agreed to refinance with third parties four aircraft originally financed by Bombardier. DVB Bank AG provided US Airways with 18 month bridge financing for two aircraft, with the objective of arranging long-term market financing for these aircraft upon successful implementation of the Company’s Transformation Plan.

GE’s financing commitment with respect to regional jets through September 30, 2004 was also conditioned on US Airways gaining permission under its ATSB Loan to use its regional jets mortgage financed by GE as cross-collateral for other obligations of US Airways to GE. On May 21, 2004, the Company amended the ATSB Loan to allow this cross-collateralization. At the same time GE waived the application of the credit rating condition precedent for regional jet financing through September 30, 2004, thus securing the continued financing support from GE through September 2004.

As a result of the September 12, 2004 Chapter 11 filing, the Company failed to meet the conditions precedent for continued financing of regional jets and temporarily ceased taking delivery of new regional jet aircraft. As a result, the Company incurred aircraft order cancellation penalties of $7 million in the fourth quarter of 2004. These penalties were offset against purchase deposits held by the aircraft manufacturers.

Pursuant to the Regional Jet Leasing Term Sheet, GECC or its affiliates will provide leases for up to 31 regional jet aircraft. The aircraft to be leased will consist of 70- to 100-seat regional jet aircraft manufactured by Bombardier and/or Embraer in a mix and subject to such other terms to be agreed mutually by GECC and US Airways. During the first quarter of 2005, GECC will lease six CRJ-700s to US Airways with terms expiring on the earlier of the Debtors’ emergence from Chapter 11 and June 30, 2005. These leases may be extended upon the Debtors’ emergence from Chapter 11. To effectuate the contemplated regional jet leasing, US Airways and GECC agreed to reinstate that portion of the RJ Lease Transaction and Debt Financing Agreement, dated as of December 18, 2003 (RJ Lease Agreement), pursuant to which GECC has agreed to provide single investor lease transactions (provided that the obligations under the reinstated RJ Lease Agreement will not be afforded administrative expense status), subject to additional terms and conditions.

In December 2004, the Company reached aircraft leasing and financing agreements with Embraer and Bombardier, which were approved by the Bankruptcy Court in January 2005. Pursuant to the agreement reached with Embraer, the Company purchased and took delivery of three ERJ-170 aircraft in January 2005 and committed to purchase and take delivery of three additional ERJ-170 aircraft by March 31, 2005. The purchase of the three ERJ-170s delivered in January 2005 was financed by Embraer through a mortgage loan facility and the application of $17 million of existing purchase deposits held by Embraer. Additionally, $12 million of purchase deposits held by Embraer will be used to fund an Embraer loan reserve. Embraer shall apply the reserve funds in the amounts and on the dates as and when payments are due under the Embraer loans during the period from October 1, 2004 through July 31, 2005 in full satisfaction of the Company’s payment obligations with respect to such Embraer loans during such period. Upon delivery of the first three ERJ-170s, which occurred in January 2005, unless the Company assumes the Embraer aircraft purchase agreement pursuant to Section 365 of the Bankruptcy Code, no further obligations arise on the part of the Company or Embraer with respect to the purchase and delivery of any aircraft, other than those obligations that arise from or are related to the purchase and delivery of the final three ERJ-170s in March 2005. Embraer and the Company have agreed to negotiate a new delivery schedule upon the Company’s assumption of the Embraer aircraft purchase agreement or upon the occurrence of certain other events.

In the event that the Company fails to take delivery by March 31, 2005 of the remaining three ERJ-170 aircraft, damages will accrue on account of the Company’s failure to take delivery of such aircraft from and after April 1, 2005 at the rate of $162,795 per month per aircraft until the later of (i) 30 days after the Company emerges from the current Chapter 11 proceedings and (ii) July 31, 2005, at which time Embraer’s obligation to deliver such aircraft will terminate and its damages with respect to such undelivered aircraft may be as much as $10 million (rather than at the rate of $162,795 per month), with Embraer having the right to apply any remaining purchase deposits against Embraer’s aggregate damages.

Under the agreement reached with Bombardier, the Company acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank. Additionally, $4 million of existing purchase deposits held by Bombardier were used to satisfy existing defaults and cure payments. So long as the Company continues to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code, no obligations will arise on the part of the Company or Bombardier with respect to the purchase and delivery of any aircraft.

As of December 31, 2004, the aircraft manufacturers held purchase deposits of $138 million related to the acquisition of aircraft.

Other

US Airways relies heavily on credit card processing for its sales, and utilizes credit card issuers and third-party service providers to process credit card transactions under agreements which require the Company to provide cash collateral and to comply with certain other financial and nonfinancial requirements. If US Airways fails to meet any such conditions, these issuers and providers can require additional cash collateral and, under certain circumstances, terminate such credit card processing agreements. The termination of credit card agreements would have a material adverse affect on US Airways’ financial condition and results of operations.

During the second quarter of 2004, US Airways amended its agreement with American Express Travel Related Services Company, Inc. (American Express). The new agreement has been extended to December 31, 2006 and provides for additional cash collateral to reduce the exposure borne by American Express against potential customer liabilities relating to unflown tickets purchased by customers using the American Express card. The agreement required additional cash collateral in the event that US Airways’ regional jet financing programs were terminated or if the Company failed to demonstrate by September 30, 2004 its ability to successfully implement its Transformation Plan. This amendment effectively aligned the American Express agreement with the arrangements in place for certain other credit card processors. As the result of the Company’s financial position and various triggers in the American Express agreement, the Company deposited an additional $64 million in cash collateral during the third quarter of 2004.

Statements of Cash Flow Discussion

As discussed in “Results of Operations” above, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of liquidity and capital resources, 2004 has been compared to the full year 2003 as included, in part, in the Company’s Statements of Cash Flows.

For 2004, the Company’s operating activities before reorganization items used net cash of $89 million, compared to 2003, which used net cash of $77 million. Included in 2003 cash flows from operating activities is $218 million received from TSA in connection with the Emergency Wartime Act. Cash flows from operating activities for 2004 were favorably impacted by an increase in accounts payable and other accrued expenses as a result of the Chapter 11 filing in September 2004, as the Company received liquidity protection under the automatic stay provisions of the Bankruptcy Code related to prepetition liabilities. Cash flows from operating activities were also favorably impacted for this reason during the Prior Bankruptcy for the period from August 2002 to March 2003. Cash flows for all periods have been adversely affected by the same factors that adversely affected financial results, as discussed in “Results of Operations,” including reductions in unit revenue and significant increases in fuel prices.

For 2004, net cash provided by investing activities was $83 million. Investing activities include a $358 million decrease in short term investments, reflecting a shift to cash and cash equivalents, and an increase in restricted cash of $76 million. The increase in restricted cash in 2004 and 2003 reflects the additional cash collateral deposits required by the Company’s credit card processors, letters of credit and trust accounts described below, partially offset by the decline in cash collateral required for fuel hedging. Capital expenditures and net equipment purchase deposit activity in 2004 of $217 million reflect the early return of aircraft purchase deposits by an aircraft manufacturer of $31 million in the first quarter of 2004.

For 2003, net cash used for investing activities was $511 million. Investing activities included cash outflows of $215 million related to capital expenditures, including $174 million for purchase deposits on future regional jet aircraft deliveries and payments made in connection with the delivery of two regional jets with the balance related to rotables, ground equipment and miscellaneous assets. The increase in short-term investments in 2003 reflects activity intended to increase the returns on the Company’s higher cash balances. Other investing activity in 2003 also reflects $24 million in proceeds received related to the sale of the Company’s investment in Hotwire, Inc.

For 2002, net cash provided by investing activities was $22 million. Investing activities included cash outflows of $146 million related to capital expenditures. Capital expenditures included $106 million for three A321 aircraft (two other A321s were purchased in noncash transactions) with the balance related to rotables, ground equipment and miscellaneous assets. Proceeds from disposition of property includes, among other things, proceeds related to surplus aircraft and related parts. During the first quarter of 2002, US Airways sold 97 surplus DC-9, B737-200 and MD-80 aircraft. The increase in short-term investments reflects proceeds from the sale of short-term investments.

The Company, in the ordinary course of business, withholds from employees and collects from passengers funds that are required to be paid to applicable governmental authorities, which funds include withholding for payroll taxes, transportation excise taxes, passenger facility charges, transportation security charges and other related fees. During the second quarter of 2002, the Company established trusts to fund these obligations. The initial funding (which totaled approximately $201 million) and the net cash flows of the trusts are reflected in Decrease (increase) in restricted cash on the Company’s Consolidated Statements of Cash Flows. The funds in the trust accounts, which totaled $138 million and $164 million as of December 31, 2004 and 2003, respectively, are classified as Restricted cash on the Company’s Consolidated Balance Sheets, including $99 million and $124 million in current Restricted cash and $39 million and $39 million in noncurrent Restricted cash, respectively.

The Company used $185 million in cash for financing activities in 2004. Principal payments on debt and capital lease obligations of $425 million include $255 million of prepayments made in connection with amendments to the ATSB Loan in March and May 2004. The financing activities in 2003 were significantly impacted by the Company’s emergence from the Prior Bankruptcy in March 2003.

Net cash provided by financing activities during 2003 was $1.02 billion. US Airways received proceeds of $1 billion from the ATSB Loan. Additionally, prior to emergence from Chapter 11 the Company borrowed $69 million under a debtor-in-possession facility provided by RSA (RSA DIP Facility) and $62 million under a debtor-in-possession liquidity facility provided by General Electric (GE DIP Facility). The Company borrowed $114 million under an exit liquidity facility provided by GE and $20 million under a credit facility provided by GE. The Company also received proceeds of $240 million in connection with the RSA Investment Agreement and $34 million related to a private placement offering (see below). The Company used a portion of the proceeds it received in connection with its emergence from Chapter 11 to repay $369 million that was then outstanding under the RSA DIP Facility (including the $69 million discussed above) on March 31, 2003. The Company also used a portion of the proceeds to repay the $62 million then outstanding under the GE DIP Facility. The Company also made principal payments of debt of $85 million, including a $24 million required prepayment on the ATSB Loan related to the sale of its investment in Hotwire, Inc.

Net cash provided by financing activities during 2002 was $334 million. US Airways received proceeds of $116 million from the mortgage financing of three A321 aircraft (two other A321s were financed in noncash transactions). Additionally, US Airways received proceeds of $33 million with the private placement of pass through certificates that partially financed five previously delivered A330 aircraft and $18 million from an engine manufacturer credit facility. The Company also borrowed $300 million under the RSA DIP Facility and $75 million under a senior secured debtor-in-possession financing facility provided by Credit Suisse First Boston, Cayman Islands Branch, and Bank of America, N.A., with participation from the Texas Pacific

Group (Original DIP facility). The Company used a portion of the RSA DIP Facility funds to repay the full $75 million that was then outstanding under the Original DIP Facility. Prior to the 2002 bankruptcy filing, the Company made scheduled principal repayments of debt in the amount of $77 million. Subsequent to the 2002 bankruptcy filing, the Company made principal repayments of debt of $56 million, including $38 million to the engine manufacturer credit facility.

The Company sold 4,679,000 shares of its Class A Common Stock at a price of $7.34 per share before transaction fees during August 2003 in a private placement transaction with Aviation Acquisition L.L.C., Goldman, Sachs and Co. and OCM Principal Opportunities Fund II, L.P. These shares related to Class A Common Stock retained by US Airways Group from those shares allocated to employees pursuant to the 2003 Plan and vested at July 31, 2003. The retained shares represented the employee tax withholding obligation with respect to the vested portion of the restricted stock grants. The amount of withholding was determined on the basis of a price of $7.34 per Class A common share and applicable federal, state, and local taxes. The net proceeds received by the Company were $34 million related to this transaction and offset the Company’s remittance to taxing authorities.

Contractual Obligations

The following table provides detail of the Company’s future cash contractual obligations as of December 31, 2004, including classification of the ATSB Loan as current and without regard to liabilities subject to compromise (dollars in millions).

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
Debt and capital lease obligations (1)	$863	$159	$145	$143	$147	$1,868	$3,325
Operating lease commitments (2)	878	774	707	629	554	4,169	7,711
Aircraft purchase commitments (3) (4)	221	15	57	622	792	232	1,939
Regional jet capacity purchase agreements	257	262	268	266	202	266	1,521

Total	$2,219	$1,210	$1,177	$1,660	$1,695	$6,535	$14,496

(1)	Excludes related interest amounts.

(2)	Includes aircraft obligations financed under enhanced equipment trust certificates.

(3)	As long as the Company operates under the protection of Chapter 11 in compliance with the Bankruptcy Code and unless the Company assumes the aircraft purchase agreements pursuant to Section 365 of the Bankruptcy Code, neither the Company nor the aircraft manufacturers have any obligation in respect to the purchase or delivery of regional jet aircraft beyond the commitments for deliveries in the first quarter of 2005 discussed below.

(4)	The minimum determinable payments associated with these acquisition agreements for all firm-order aircraft include progress payments, payments at delivery, spares, capitalized interest and nonrefundable deposits.

As of December 31, 2004, US Airways Group had 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009. US Airways Group also had ten A330-200 aircraft on firm order scheduled for delivery in the years 2007 through 2009. On February 3, 2005, the Bankruptcy Court approved the Company’s agreement with Airbus providing for, among other things, delivery of the 19 A320-family aircraft in years 2008 through 2010, and delivery of the ten A330-200 aircraft in years 2008 through 2009.

The Company acquired three new Embraer ERJ-170 aircraft in January 2005 and has firm orders for three additional ERJ-170 aircraft scheduled to be delivered by March 31, 2005. The Company also acquired three new CRJ-700 aircraft in January 2005.

As a result of regional jet aircraft acquisitions, the Company believes it is probable that it will not take delivery of certain previously ordered narrow-body aircraft and recorded an accrual of $35 million for related penalties during the three months ended June 30, 2003. In the event that the Company fails to take delivery by March 31, 2005 of the remaining three ERJ-170 aircraft, damages will accrue on account of the Company’s failure to take delivery of such aircraft from and after April 1, 2005 at the rate of $162,795 per month per aircraft until the later of (i) 30 days after the Company emerges from the current Chapter 11 proceedings and (ii) July 31, 2005, at which time Embraer’s obligation to deliver such aircraft will terminate and its damages with respect to such undelivered aircraft may be as much as $10 million rather than at the rate of $162,795 per month), with Embraer having the right to apply any remaining purchase deposits against Embraer’s aggregate damages.

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

The Company has no off-balance sheet arrangements of the types described in the first three categories that it believes may have a material current or future effect on its financial condition, liquidity or results of operations. Certain guarantees that the Company does not expect to have a material current or future effect on its financial condition, liquidity or results of operations are disclosed in Note 7(e) to the Financial Statements included in Item 8 of this report.

The Company does have obligations arising out of variable interests in unconsolidated entities. In 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which addresses the accounting for these variable interests. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both, as a result of ownership, contractual or other financial interests in the VIE. The adoption of FIN 46 did not materially affect the Company’s financial statements. In reaching this conclusion, the Company identified certain lease arrangements that were within the scope of FIN 46. This included a review of 62 aircraft operating leases for which the Company was the lessee and a pass through trust established specifically to purchase, finance and lease the aircraft to the Company served as lessor. These trusts, which issue certificates (also known as Enhanced Equipment Trust Certificates or EETC), allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to the Company. Each of these leases contains a fixed-price purchase option that allows the Company to purchase the aircraft at predetermined prices on specified dates during the latter part of the lease term. However, the Company does not guarantee the residual value of the aircraft, and the Company does not believe it is the primary beneficiary under these lease arrangements based upon its cash flow analysis.

The Company also reviewed long-term operating leases at a number of airports, including leases where the Company is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. FIN 46, as revised in December 2003, provided a scope exception that generally precludes the consolidation of governmental organizations or financing entities established by a governmental organization. The Company believes that its arrangements meet the scope exception.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has identified the following critical accounting policies that impact the preparation of its financial statements. See also Note 2, Summary of Significant Accounting Policies, for additional discussion of the application of these estimates and other accounting policies.

Impairment of Goodwill

Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires management to make judgments about the fair value of the reporting unit to determine whether goodwill is impaired. The reporting unit is US Airways Group. The Company believes that this accounting estimate is a “critical accounting estimate” because: (1) goodwill is a significant asset and (2) the impact that recognizing an impairment would have on the assets reported on the Consolidated Balance Sheet, as well as the Consolidated Statement of Operations, could be material. Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses the fair value of the reporting unit considering both the income approach and market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its estimates on assumptions that it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company concluded that the fair value of the reporting unit was in excess of the carrying value and therefore not impaired during 2004. Cash flow projections for the Company’s 2004 test were prepared on a going-concern basis. Additionally, in the third and fourth quarters of 2004, the carrying value of the Company’s net assets was less than zero. See Note 2(g) to the Financial Statements for details regarding past goodwill impairment tests.

Impairment of Long-Lived Assets and Intangible Assets

The Company assesses the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant changes in the manner of use of the assets; significant underperformance relative to historical or projected future operating results; or significant negative industry or economic trends. The Company determines that an impairment has occurred when the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company’s best estimate based on appraisals, industry trends and reference to market rates and transactions. Changes in industry capacity and demand for air transportation can significantly impact the fair value of aircraft and related assets. The Company recorded an aircraft impairment charge of $392 million in 2002. See “Description of Unusual Items” above for details regarding this impairment charge.

Passenger Revenue Recognition

The Company recognizes passenger transportation revenue and related commission expense when transportation is rendered. Passenger ticket sales collected prior to the transportation taking place are reflected in Traffic balances payable and unused tickets on the Balance Sheet. Due to various factors including refunds, exchanges, unused tickets and transactions involving other carriers, certain amounts are recorded based on estimates. These estimates are based upon historical experience and have been consistently applied to record revenue. The Company routinely performs evaluations of the liability that may result in adjustments which are recognized as a component of Passenger transportation revenue. Actual refund, exchange and expiration activity may vary from estimated amounts. The Company has experienced changes in customer travel patterns resulting from various factors, including new airport security measures, concerns about further terrorist attacks and an uncertain economy, resulting in more forfeited tickets and fewer refunds. Therefore, during the fourth quarter of 2003, a $34 million favorable adjustment was made to Passenger transportation revenue to reflect an increase in expired tickets.

Frequent Traveler Program

US Airways’ Dividend Miles frequent traveler program awards miles to passengers who fly on US Airways, US Airways Express, Star Alliance carriers and certain other airlines that participate in the program. US Airways also sells mileage credits to participating airline partners and non-airline business partners. The Company has an obligation to provide this future travel and has therefore recognized an expense and recorded a liability for mileage awards to passengers redeeming on US Airways or an airline partner. Outstanding miles may be redeemed for travel on any airline that participates in the program, in which case US Airways pays a designated amount to the transporting carrier.

Members may not reach the threshold necessary for a free ticket and outstanding miles may not be redeemed for free travel. Therefore, the Company estimates how many miles will never be used for an award and excludes those miles from the estimate of the liability. A portion of the mileage credits of Dividend Miles participants who have excessive balances are also excluded from the liability. Estimates are also made for the number of miles that will be used per award and the number of awards that will be redeemed on partner airlines. These estimates are based upon past customer behavior. Estimated future travel awards for travel on US Airways are valued at the estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, credit card fees, fuel, communications, insurance and denied boarding compensation. No profit or overhead margin is included in the accrual for incremental costs. For travel awards on partner airlines, the liability is based upon the gross payment to be paid to the other airline for redemption on the other airline. A change to these costs estimates, actual redemption activity or award redemption level could have a significant impact on the liability in the year of change as well as future years. Incremental changes in the liability resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded as part of the regular review process.

As of December 31, 2004 and 2003, Dividend Miles participants had accumulated mileage credits for approximately 4.0 million and 6.3 million awards, respectively. The reduction in estimated awards from 2003 to 2004 is a result of changes in the program and related assumptions, including the increase in redemptions on partner airlines. Because US Airways expects that some potential awards will never be redeemed, the calculation of the frequent traveler liability is based on approximately 80% of potential awards. The liability for the future travel awards was $73 million and $85 million as of December 31, 2004 and 2003, respectively.

The number of awards redeemed for free travel during the years ending December 31, 2004, 2003 and 2002 was approximately 1.5 million, 1.2 million and 1.3 million, respectively, representing approximately 8% of US Airways’ RPMs in each of those years. These low percentages as well as the use of certain inventory management techniques minimize the displacement of revenue passengers by passengers traveling on Dividend Miles award tickets. In addition to the awards issued for travel on US Airways, approximately 20% of the total awards redeemed in 2004 were for travel on partner airlines.

US Airways defers a portion of the revenue from the sale of mileage credits to participating airline and non-airline partners. The deferred revenue is recognized over the period in which the credits are expected to be redeemed for travel. A change to either the period over which the credits are used or the estimated fair value of credits sold could have a significant impact on revenue in the year of change as well as future years.

Pensions and Other Postretirement Benefits

The Company accounts for its defined benefit pension plans using Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions” (SFAS 87) and its other postretirement benefit plans using Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (SFAS 106). Under both SFAS 87 and SFAS 106, expense is recognized on an accrual basis over employees’ approximate service periods. Expenses calculated under SFAS 87 and SFAS 106 are generally independent of funding decisions or requirements. Exclusive of fresh-start charges, curtailment and settlement items, the Company recognized defined benefit pension plan expense of $66 million, $52 million, $50 million, and $326 million for the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003 and the year ended December 31, 2002, respectively, and other postretirement benefit expense of $105 million, $96 million, $36 million, and $145 million for the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.

On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the three mainline defined benefit plans under section 4041(c)(2)(B)(ii)(IV) of ERISA, and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the PBGC and US Airways. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.

During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and its unions, and between the Company and the court-appointed Section 1114 Committee (representing retirees other than those represented by the IAM) to begin the significant curtailments of the Company’s other postretirement benefits. The Company’s unfunded obligations for these benefits aggregated $1.4 billion as of September 30, 2004, the most recent valuation date.

Fresh-start Reporting

In accordance with SOP 90-7, the Company adopted fresh-start reporting upon emergence from the Prior Bankruptcy. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Balance Sheet. Estimates of fair value represent the Company’s best estimate based on independent appraisals and valuations and, where the foregoing are not available, industry trends and by reference to market rates and transactions. The Company’s fresh-start equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. See Note 13 to the Financial Statements for further detail related to the fresh-start fair value adjustments.

Recent Accounting and Reporting Developments

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred beginning January 1, 2006. The Company does not believe the adoption of SFAS 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for nonmonetary asset exchanges occurring after July 1, 2005. The Company is currently evaluating the impact of SFAS 153 on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principle Board Opinion No. 25. SFAS 123(R) will be effective for the Company’s interim reporting period beginning July 1, 2005. The Company previously adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” upon emergence from the Prior Bankruptcy on March 31, 2003. Accordingly, the Company believes SFAS 123(R) will not have a material impact on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk and equity price risk. The potential impact of adverse increases in the aforementioned risks and general strategies employed by the Company to manage such risks are discussed below. The risks identified below are consistent from year to year.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions the Company may take to mitigate its exposure to such changes. Actual results of changes in prices or rates may differ materially from the following hypothetical results.

Commodity Price Risk

Aviation fuel is typically the Company’s second largest expense. Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including: the impact of political instability on crude production, especially in Russia and OPEC countries; unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries; unpredicted increases to oil demand due to weather or the pace of economic growth; inventory levels of crude, refined products and natural gas; and other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges. Because the operations of the Company’s airline subsidiaries are dependent upon aviation fuel, increases in aviation fuel costs could materially and adversely affect the Company’s liquidity, results of operations and financial condition.

The Company utilizes financial derivatives, including fixed price swap agreements, collar structures and other similar instruments, to manage some of the risk associated with changes in aviation fuel prices. As of December 31, 2004, the Company had no open fuel hedge positions in place, but will recognize approximately $2 million per month for previously liquidated hedges representing approximately 4% of its 2005 anticipated jet fuel requirements. The Company had $22 million of unrealized gains related to fuel hedge positions recorded in Accumulated other comprehensive loss, net of income tax effect on its Consolidated Balance Sheet as of December 31, 2004.

Interest Rate Risk

Exposure to interest rate risk relates primarily to the Company’s cash equivalents and short-term investments portfolios and debt obligations. As of December 31, 2004 and 2003, the Company had $1.63 billion and $1.53 billion of variable-rate debt outstanding, respectively. Assuming a hypothetical 10% increase in average interest rates during 2005 as compared to 2004, interest expense would increase by $8 million. Additional information regarding the Company’s debt obligations as of December 31, 2004 is as follows (dollars in millions):

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total
Fixed-rate debt	$66	$80	$86	$83	$87	$1,296	$1,698
Weighted avg. interest rate	7.1%	7.2%	7.2%	7.3%	7.3%	6.6%
Variable-rate debt	$797	$79	$59	$60	$60	$572	$1,627
Weighted avg. interest rate	9.8%	5.4%	5.2%	5.2%	5.2%	4.5%

As a result of the Company’s Chapter 11 filing, the fair value of the debt outstanding could not be reasonably determined as of December 31, 2004.

As noted in “Contractual Obligations” above, US Airways Group has future aircraft purchase commitments of $1.93 billion. It expects to lease or mortgage a majority of those commitments. Changes in interest rates will impact the cost of such financings.

Equity Price Risk

US Airways holds Sabre Holdings Corporation (Sabre) stock options that have a fair value and carrying value of $10 million as of December 31, 2004. Fair value is computed using the Black-Scholes stock option pricing model. A hypothetical ten percent decrease in the December 31, 2004 value of the Sabre stock price would decrease the fair value of the stock options by $2 million. See Note 3(b) to the Company’s Notes to Consolidated Financial Statements for information related to the fair value of these options.

Item 8.	Consolidated Financial Statements of US Airways Group

Management’s Annual Report on Internal Control over Financial Reporting

Management of US Airways Group, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

US Airways Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that US Airways Group, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004 and the nine months ended December 31, 2003 for the Successor Company and the three months ended March 31, 2003 and the year ended December 31, 2002 for the Predecessor Company and our report dated February 25, 2005 expressed an unqualified opinion on those financial statements. Our report included an explanatory paragraph that states that the Company’s significant recurring losses, accumulated deficit and voluntary petition seeking to reorganize under Chapter 11 of the federal bankruptcy laws raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

McLean, Virginia

February 25, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004 and the nine months ended December 31, 2003 for the Successor Company and the three months ended March 31, 2003 and the year ended December 31, 2002 for the Predecessor Company. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and nine months ended December 31, 2003 for the Successor Company and the three months ended March 31, 2003 and the year ended December 31, 2002 for the Predecessor Company, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring losses from operations, has an accumulated deficit and as discussed in Note 1 to the consolidated financial statements, filed a voluntary petition seeking to reorganize under Chapter 11 of the federal bankruptcy laws which raise substantial doubt about its ability to continue as a going concern. Although the Company is currently operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things: (1) the ability to maintain compliance with all terms of its ATSB Loan; (2) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (3) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (4) the resolution of the uncertainty as to the amount of claims that will be allowed and as to a number of disputed claims which are materially in excess of amounts reflected in the accompanying consolidated financial statements; (5) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain the required debt and equity financing to emerge from bankruptcy protection; and (6) the Company’s ability to achieve profitability. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2(b) to the consolidated financial statements, on March 18, 2003, the Bankruptcy Court confirmed the Company’s Plan of Reorganization (the 2003 Plan) related to its prior Chapter 11 proceeding. The 2003 Plan became effective on March 31, 2003 and the Company emerged from the prior Chapter 11 proceeding. In connection with its emergence from the prior Chapter 11 proceeding, the Company adopted fresh-start reporting pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as of March 31, 2003. As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. As discussed in Notes 2(m) and 9 to the consolidated financial statements, effective April 1, 2003, the Company changed its method of accounting for stock-based compensation as described by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. As discussed in Note 2(n) to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for engine maintenance at PSA Airlines, Inc. a wholly owned subsidiary of the Company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 25, 2005

US Airways Group, Inc.

(Debtor-in-Possession)

Consolidated Statements of Operations

(dollars in millions, except share and per share amounts)

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Operating Revenues
Passenger transportation	$6,345	$4,775	$1,358	$6,282
Cargo and freight	132	97	35	141
Other	640	440	141	554

Total Operating Revenues	7,117	5,312	1,534	6,977

Operating Expenses
Personnel costs	2,439	2,040	622	3,255
Aviation fuel	1,099	617	213	782
US Airways Express capacity purchases	801	515	130	482
Aircraft rent	449	322	109	525
Other rent and landing fees	419	323	106	429
Selling expenses	394	316	91	442
Aircraft maintenance	361	314	88	405
Depreciation and amortization	248	172	70	309
Special items	—	34	—	320
Government compensation	—	(214)	—	3
Other	1,285	917	312	1,342

Total Operating Expenses	7,495	5,356	1,741	8,294

Operating Income	(378)	(44)	(207)	(1,317)

Other Income (Expense)
Interest income	12	15	1	22
Interest expense, net	(242)	(170)	(73)	(315)
Reorganization items, net	(35)	—	1,917	(294)
Other, net	22	36	(3)	(11)

Other Income (Expense), Net	(243)	(119)	1,842	(598)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(621)	(163)	1,635	(1,915)
Income Taxes Provision (Benefit)	(10)	11	—	(252)

Income (Loss) Before Cumulative Effect of Accounting Change	(611)	(174)	1,635	(1,663)
Cumulative Effect of Accounting Change	—	—	—	17

Net Income (Loss)	$(611)	$(174)	$1,635	$(1,646)

Earnings (Loss) per Common Share
Basic
Before Cumulative Effect of Accounting Change	$(11.19)	$(3.25)	$24.02	$(24.45)
Cumulative Effect of Accounting Change	—	—	—	0.25

Net Earnings (Loss) per Common Share	$(11.19)	$(3.25)	$24.02	$(24.20)

Diluted
Before Cumulative Effect of Accounting Change	$(11.19)	$(3.25)	$24.02	$(24.45)
Cumulative Effect of Accounting Change	—	—	—	0.25

Net Earnings (Loss) per Common Share	$(11.19)	$(3.25)	$24.02	$(24.20)

Shares Used for Computation (000)
Basic	54,597	53,495	68,076	68,040
Diluted	54,597	53,495	68,076	68,040

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

(Debtor-in-Possession)

Consolidated Balance Sheets

(dollars in millions, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$738	$929
Short-term investments	—	358
Restricted cash	99	151
Receivables, net	252	251
Materials and supplies, net	177	196
Prepaid expenses and other	147	170

Total Current Assets	1,413	2,055
Property and Equipment
Flight equipment	3,176	2,573
Ground property and equipment	372	369
Less accumulated depreciation and amortization	(316)	(127)

	3,232	2,815
Purchase deposits for flight equipment	138	213

Total Property and Equipment	3,370	3,028
Other Assets
Goodwill	2,490	2,475
Other intangibles, net	532	572
Restricted cash	527	399
Other assets, net	90	26

Total Other Assets	3,639	3,472

	$8,422	$8,555

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current maturities of debt	$721	$360
Accounts payable	353	376
Traffic balances payable and unused tickets	820	835
Accrued aircraft rent	51	78
Accrued salaries, wages and vacation	162	197
Other accrued expenses	276	707

Total Current Liabilities	2,383	2,553
Noncurrent Liabilities and Deferred Credits
Long-term debt, net of current maturities	—	2,630
Deferred gains and credits, net	44	439
Postretirement benefits other than pensions	2	1,651
Employee benefit liabilities and other	248	1,110

Total Noncurrent Liabilities and Deferred Credits	294	5,830
Liabilities Subject to Compromise	6,179	—

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Class A Common Stock, par value $1 per share, 50,616,000 and 48,979,000 shares outstanding, respectively	51	49
Class B Common Stock, par value $1 per share, 5,000,000 shares outstanding	5	5
Paid-in capital	410	392
Accumulated deficit	(785)	(174)
Common stock held in treasury, at cost	(3)	(1)
Deferred compensation	(14)	(44)
Accumulated other comprehensive loss	(98)	(55)

Total Stockholders’ Equity (Deficit)	(434)	172

	$8,422	$8,555

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

(in millions)

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Cash flows from operating activities
Net income (loss)	$(611)	$(174)	$1,635	$(1,646)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Gain on debt discharge	—	—	(3,938)	—
Fresh start adjustments	(15)	—	1,107	—
Non-cash impairments and other special items	—	—	809	442
Other reorganization items	35	—	—	—
Depreciation and amortization	248	172	70	309
Gains on dispositions of property	—	—	(4)	(2)
Amortization of deferred gains and credits	(63)	(65)	(10)	(48)
Cumulative effect of accounting change	—	—	—	(17)
Stock-based compensation	50	125	—	—
Other	7	18	138	160
Changes in certain assets and liabilities
Decrease (increase) in receivables	1	44	(67)	23
Decrease (increase) in materials and supplies, prepaid expenses and other assets	(22)	(25)	(6)	454
Increase (decrease) in traffic balances payable and unused tickets	(15)	(89)	140	(33)
Increase (decrease) in accounts payable and accrued expenses	262	47	(95)	(33)
Increase in postretirement benefits other than pensions, noncurrent	45	62	29	89

Net cash provided by (used for) operating activities before reorganization items	(78)	115	(192)	(302)
Reorganization items, net	(11)	—	(90)	(62)

Net cash provided by (used for) operating activities	(89)	115	(282)	(364)
Cash flows from investing activities
Capital expenditures and purchase deposits for flight equipment, net	(217)	(207)	(8)	(146)
Proceeds from dispositions of property	18	18	2	100
Decrease (increase) in short-term investments	358	(289)	(19)	430
Decrease (increase) in restricted cash and investments	(76)	24	(57)	(370)
Other	—	32	(7)	8

Net cash provided by (used for) investing activities	83	(422)	(89)	22
Cash flows from financing activities
Proceeds from issuance of debt	240	52	1,081	167
Proceeds from issuance of Debtor-in-Possession financings	—	—	131	375
Proceeds from issuance of preferred stock, common stock and warrants	—	—	240	—
Principal payments on long-term debt and capital lease obligations	(425)	(50)	(35)	(133)
Principal payments on Debtor-in-Possession financings	—	—	(431)	(75)
Sales of treasury stock	—	34	—	—

Net cash provided by (used for) financing activities	(185)	36	986	334

Net increase (decrease) in Cash and cash equivalents	(191)	(271)	615	(8)

Cash and Cash equivalents at beginning of period	929	1,200	585	593

Cash and Cash equivalents at end of period	738	929	1,200	585

Noncash investing and financing activities
Flight equipment acquired through issuance of debt	345	30	—	77
Supplemental Information
Interest paid during the period	165	130	72	248
Income taxes refunded (paid) during the period	11	(18)	2	177

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

(Debtor-in-Possession)

Consolidated Statements of Stockholders’ Equity (Deficit)

Three Years Ended December 31, 2004

(dollars in millions, except share amounts)

	Common Stock	Class A Common Stock	Class B Common Stock	Paid- in capital	Accumulated Deficit	Common Stock held in treasury	Deferred compensation	Accumulated other comprehensive income (loss), net of income tax effect
								Unrealized gain (loss) on available- for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability	Total	Comprehensive income (loss)
Predecessor Company:
Balance as of December 31, 2001	$101	$—	$—	$2,185	$(2,937)	$(1,749)	$(62)	$2	$(17)	$(138)	$(2,615)
Grant of 753,000 shares of non-vested stock	—	—	—	—	—	5	(5)	—	—	—	—
Reversion of 242,000 shares of previously- granted non-vested stock	—	—	—	—	—	(5)	5	—	—	—	—
Reissuance of shares held in treasury for less than cost	—	—	—	(38)	—	38	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	7	—	—	—	7
Write off of ESOP deferred compensation	—	—	—	—	—	—	50	—	—	—	50
Unrealized loss on available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	—	—	(2)	—	—	(2)	$(2)
Unrealized gain on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	—	—	27	—	27	27
Minimum pension liability change	—	—	—	—	—	—	—	—	—	(742)	(742)	(742)
Net loss	—	—	—	—	(1,646)	—	—	—	—	—	(1,646)	(1,646)

Total comprehensive loss												$(2,363)

Balance as of December 31, 2002	101	—	—	2,147	(4,583)	(1,711)	(5)	—	10	(880)	(4,921)
Unrealized loss on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	—	—	(11)	—	(11)	$(11)
Termination of pilot pension plan	—	—	—	—	—	—	—	—	—	85	85	85
Net income	—	—	—	—	1,635	—	—	—	—	—	1,635	1,635
Reorganization adjustments:
Cancellation of Predecessor common stock	(101)	—	—	(2,147)	—	1,711	—	—	—	—	(537)
Adjustments to Stockholders’ Deficit in connection with reorganization	—	—	—	—	2,948	—	5	—	1	795	3,749	796
Issuance of Class A Common Stock to labor groups	—	23	—	146	—	—	(169)	—	—	—	—
Issuance of Class A and Class B Common Stock to creditors and investors	—	26	5	238	—	—	—	—	—	—	269

Total comprehensive income												$2,505

Successor Company:
Balance as of March 31, 2003	$—	$49	$5	$384	$—	$—	$(169)	$—	$—	$—	$269

(continued on following page)

US Airways Group, Inc.

(Debtor-in-Possession)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Three Years Ended December 31, 2004

(dollars in millions, except share amounts)

								Accumulated other comprehensive income (loss), net of income tax effect
	Common Stock	Class A Common Stock	Class B Common Stock	Paid-in capital	Accumulated Deficit	Common Stock held in treasury	Deferred compensation	Unrealized gain (loss) on available- for- sale securities	Unrealized gain (loss) on cash flow hedges	Adjustment for minimum pension liability	Total	Comprehensive income (loss)
Successor Company:
Balance as of March 31, 2003	$—	$49	$5	$384	$—	$—	$(169)	$—	$—	$—	$269
Common stock surrendered for tax withholdings	—	—	—	—	—	(35)	—	—	—	—	(35)
Private placement of Class A common shares	—	—	—	—	—	34	—	—	—	—	34
Amortization of deferred compensation	—	—	—	8	—	—	125	—	—	—	133
Unrealized gain on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	—	—	31	—	31	$31
Minimum pension liability change	—	—	—	—	—	—	—	—	—	(86)	(86)	(86)
Net loss	—	—	—	—	(174)	—	—	—	—	—	(174)	(174)

Total comprehensive loss												$(229)

Balance as of December 31, 2003	—	49	5	392	(174)	(1)	(44)	—	31	(86)	172
Restricted stock vestings	—	2	—	(2)	—	—	—	—	—	—	—
Common Stock surrendered for tax withholdings	—	—	—	—	—	(2)	—	—	—	—	(2)
Amortization of deferred compensation	—	—	—	20	—	—	30	—	—	—	50
Unrealized loss on fuel cash flow hedges, net	—	—	—	—	—	—	—	—	(9)	—	(9)	$(9)
Minimum pension liability change	—	—	—	—	—	—	—	—	—	(34)	(34)	(34)
Net loss	—	—	—	—	(611)	—	—	—	—	—	(611)	(611)

Total comprehensive loss												$(654)

Balance as of December 31, 2004	$—	$51	$5	$410	$(785)	$(3)	$(14)	$—	$22	$(120)	$(434)

See accompanying Notes to Consolidated Financial Statements.

US Airways Group, Inc.

Notes to Consolidated Financial Statements

1.	Chapter 11 Reorganization

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

Before emerging from the Prior Bankruptcy in 2003, the Company examined virtually every phase of its contracts and operations and had significantly reduced costs. The Company reduced its mainline capacity, realigned its network to maximize yield, initiated a business plan to use more regional jets and procured financing for these aircraft, and expanded its alliance with other carriers. However, after emerging from the Prior Bankruptcy, the Company continued to incur substantial losses from operations. The primary factors contributing to these losses include the reduction in domestic industry unit revenue and significant increases in fuel prices. The downward pressure on domestic industry revenue is a result of the rapid growth of low-fare, low-cost airlines, the increasing transparency of fares through Internet sources and other changes in fare structures that have resulted in substantially lower fares for many business and leisure travelers. The competitive environment continued to intensify throughout 2004, particularly in key markets such as Philadelphia, Washington, D.C., Boston and New York.

Throughout the spring and summer of 2004, the Company communicated with key stakeholders and the public its plan to transform US Airways into a fully competitive and profitable airline (the Transformation Plan). A key element of the Transformation Plan is significant reductions in labor costs through changes to the Company’s collective bargaining agreements. The Company aggressively sought the necessary agreements to allow full implementation of the Transformation Plan without the need for filing new Chapter 11 cases but was unable to do so in a timely manner. As a result of the recurring losses, declining available cash, and risk of defaults or cross defaults under certain key financing and operating agreements, it was necessary for the Debtors to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on September 12, 2004.

At hearings held on September 13, 2004, the Bankruptcy Court granted the Company’s first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting permission to the Debtors to, among other things: (a) pay employee wages and continue benefits, such as medical and dental insurance; (b) honor prepetition obligations to customers and continue customer programs, including US Airways’ Dividend Miles program; (c) pay for fuel under existing supply contracts, and honor existing fuel supply, distribution and storage agreements; (d) assume certain contracts related to interline agreements with other airlines; (e) pay prepetition obligations to certain foreign vendors, foreign service providers and foreign governments; and (f) continue maintenance of existing bank accounts and existing cash management systems. The Bankruptcy Court also approved the interim agreement reached between the Company, the Air Transportation Stabilization Board (ATSB) and

the lenders under the $1 billion loan, obtained upon emergence from the Prior Bankruptcy and substantially guaranteed by the ATSB, to allow the Company continued use of the cash collateral securing the loan (see Note 4 for further discussion of the ATSB Loan and subsequent amendments).

Since filing for bankruptcy on September 12, 2004, the Company has achieved cost-savings agreements with all of its collective bargaining groups. Through a motion filed under Section 1113(e) of the Bankruptcy Code on September 24, 2004, the Company sought interim relief from their collective bargaining agreements (CBAs) with the Air Line Pilots Association (ALPA), Association of Flight Attendants-Communications Workers of America (AFA), Transport Workers Union (TWU), Communications Workers of America (CWA) and International Association of Machinists and Aerospace Workers (IAM). On October 15, 2004, the Bankruptcy Court approved base rates of pay reductions of 21% through February 15, 2005 or entry of an order approving a new CBA or granting final relief under Section 1113(c) of the Bankruptcy Code. Reductions to pension contributions and certain work rule changes were also approved. The interim relief order did not apply to ALPA or TWU, whose members reached and ratified agreements prior to the interim relief going into effect. Agreements with the CWA and AFA were reached in December 2004 and were subsequently ratified. On January 6, 2005, the Bankruptcy Court approved the Company’s request to reject the IAM CBAs and approved the termination of the three mainline defined benefit plans. The IAM subsequently ratified Company cost-savings proposals on January 21, 2005. As part of these negotiations and subsequent ratifications, all collective bargaining groups had their pension plans reduced or eliminated. See Note 5(a) for further detail on the termination of US Airways’ three defined benefit plans. In addition, the Bankruptcy Court has also approved various settlement agreements between the Company and the court-appointed Section 1114 Committee representing retirees other than those represented by the IAM to begin the significant curtailment of postretirement benefits.

In addition to the cost savings achieved with labor groups, the Company also implemented pay and benefit reductions for its current management and other non-union employees, including reductions to base pay, workforce reductions and modifications to vacation and sick time accruals. The Company also implemented modifications to its defined contribution pension plans and will implement modifications to retiree benefits in 2005. The pay rate and defined contribution plan reductions went into effect October 11, 2004 and the reductions to retiree medical benefits will become effective March 1, 2005.

The Company has reached agreements with certain of its lessors and lenders restructuring existing aircraft lease and debt financings. On November 19, 2004, the Bankruptcy Court approved the Company’s agreements for the continued use and operation of substantially all of its mainline and Express fleet. As discussed in detail below, the Company reached a comprehensive agreement with GE Capital Aviation Services (GECAS) and GE Engine Service (GEES) on aircraft leasing and financing and engine services, which will provide the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets. The Company also reached agreements with EMBRAER-Empresa Brasileria de Aeronautica SA (Embraer) and Bombardier, Inc. (Bombardier) providing for continued use and operation of its aircraft, short term liquidity and new financing for regional jets, which were approved by the Bankruptcy Court in January 2005. These agreements are discussed in more detail in Note 4.

The Company has notified all known or potential creditors of the Chapter 11 filing for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 12, 2004. The deadline for filing proofs of claim with the Bankruptcy Court was February 3, 2005, with a limited exception for governmental entities, which have until March 11, 2005.

The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and retain key employees; limiting the Company’s ability to obtain trade credit; limiting the Company’s ability to effectively hedge rising aviation fuel costs; and impairing present and future relationships with vendors and service providers.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, US Airways may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company currently has the exclusive right to file a plan of reorganization until March 31, 2005 and solicit acceptance of the plan through June 30, 2005. Under the terms of the agreement reached with General Electric, the Company has until March 15, 2005 to file a plan of reorganization. These deadlines could potentially be extended. A plan of reorganization would, among other things, resolve all prepetition obligations, set forth a revised capital structure and establish the corporate governance subsequent to exiting from bankruptcy. The Company is currently working towards emerging from Chapter 11 mid-year 2005, but that timing is dependent upon, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The ultimate recovery to creditors and/or holders of the common stock, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to these constituencies or what type or amount of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company’s common stock receiving no distribution and cancellation of existing stock.

On February 18, 2005, the Company announced that it reached agreement with Eastshore Aviation, LLC, an investment entity owned by Air Wisconsin Airlines Corporation and its shareholders (Air Wisconsin), on a $125 million financing commitment to provide a substantial portion of the equity funding for a plan of reorganization. The $125 million facility will be in the form of a debtor-in-possession term loan, to be drawn in the amount of $75 million, upon approval by Bankruptcy Court, and as early as February 28, 2005, and two subsequent $25 million increments. This loan would be second only to the ATSB Loan with regard to the Company’s assets that are pledged as collateral. Upon emergence from Chapter 11, the $125 million financing package would then convert to equity in the reorganized US Airways Group. As part of this agreement, US Airways and Air Wisconsin will enter into an air services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the

Bankruptcy Code” (SOP 90-7) and on a going-concern basis. SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the Statements of Operations.

Reorganization items, net as shown on the Consolidated Statement of Operations related to the current Chapter 11 proceedings as well as the Prior Bankruptcy consist of the following (in millions):

	Successor Company	Predecessor Company
	Year Ended December 31, 2004	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Discharge of liabilities (a)	$—	$3,938	$—
Restructured aircraft financings (b)	—	967	—
Termination of pension plans (c)	—	387	—
Interest income on accumulated cash	4	2	2
Damage and deficiency claims (d)	(2)	(2,167)	—
Revaluation of assets and liabilities (a)	—	(1,107)	—
Professional fees	(30)	(51)	(61)
Aircraft order cancellation penalties (e)	(7)	—	—
Loss on aircraft abandonment (f)	—	(9)	(68)
Severance including benefits (g)	—	—	(89)
Write-off of ESOP deferred compensation	—	—	(50)
Other	—	(43)	(28)

	$(35)	$1,917	$(294)

(a)	Reflects the discharge or reclassification of liabilities subject to compromise in the Prior Bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided under the 2003 Plan. A portion of the liabilities subject to compromise in the Prior Bankruptcy were restructured and continued, as restructured, to be liabilities of the Company.

(b)	As of March 31, 2003, the Company restructured aircraft debt and lease agreements related to 200 aircraft in connection with its Prior Bankruptcy including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.

(c)	Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The Pension Benefit Guaranty Corporation (PBGC) was appointed trustee of the qualified plan effective with the termination. The Company recognized a gain in connection with the termination which is partially offset by the Company’s estimate of the PBGC claim.

(d)	Damage and deficiency claims largely arose as a result of the Company electing to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

(e)	As the result of the Company’s bankruptcy filing in September 2004, the Company failed to meet the conditions precedent for continued financing of regional jets and was not able to take delivery of scheduled aircraft and therefore incurred penalties of $7 million in the fourth quarter of 2004.

(f)	Includes aircraft (seven A319s for 2003 and 34 F-100s, two B757-200s and one B737-400 for 2002) that were legally abandoned as part of the Prior Bankruptcy. Related aircraft liabilities were adjusted for each aircraft’s expected allowed collateral value.

(g)	As a result of schedule reductions made in connection with the Prior Bankruptcy, US Airways terminated or furloughed approximately 6,600 employees across all employee groups. Substantially all affected employees were terminated or furloughed prior to March 31, 2003. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit.

SOP 90-7 also requires that prepetition liabilities subject to compromise should be distinguished from both prepetition liabilities that are not subject to compromise and postpetition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The following table summarizes the components of Liabilities Subject to Compromise included in the Company’s Consolidated Balance Sheets as of December 31, 2004 (in millions):

Debt and capital leases	$2,454
Postretirement and other employee related expenses	2,858
Other accrued expenses	570
Accounts payable	183
Aircraft-related accruals and deferrals	114

Total Liabilities Subject to Compromise	$6,179

2.	Summary of Significant Accounting Policies

(a) Nature of operations

US Airways Group’s primary business activity is the operation of a major network air carrier through its ownership of the common stock of US Airways, Piedmont Airlines, Inc. (Piedmont), PSA Airlines, Inc. (PSA), Material Services Company, Inc. (MSC) and Airways Assurance Limited, LLC (AAL). US Airways is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail.

US Airways is the Company’s principal operating subsidiary. US Airways enplaned approximately 42 million passengers in 2004 and was the seventh largest U.S. air carrier, as ranked by revenue passenger miles (RPMs). As of December 31, 2004, US Airways operated 281 jet aircraft and 22 regional jet aircraft and provided regularly scheduled service at 89 airports in the continental United States, Canada, Mexico, France, Germany, Italy, Spain, Ireland, the Netherlands, the United Kingdom and the Caribbean.

Piedmont, PSA and Allegheny (through June 2004) are regional carriers that, along with other non-owned regional airlines with which the Company has marketing agreements, form “US Airways Express.” During 2004, US Airways Express air carriers enplaned approximately 15.2 million passengers. Of these 15.2 million passengers, approximately 6.2 million were enplaned by the Company’s wholly owned regional airlines, approximately 7.4 million were enplaned by third-party carriers operating under capacity purchase agreements and approximately 1.6 million were enplaned by carriers operating under prorate agreements.

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

Personnel costs represent the Company’s largest expense category. As of December 31, 2004, the

Company’s subsidiaries employed approximately 29,500 full-time equivalent employees. Approximately 81% of the Company’s active employees are covered by collective bargaining agreements with various labor unions.

(b) Basis of presentation and use of estimates

The accompanying Consolidated Financial Statements include the accounts of US Airways Group and its wholly owned subsidiaries. Principal subsidiaries include US Airways, Allegheny Airlines, Inc. (Allegheny), Piedmont and PSA. Effective July 1, 2004, Allegheny merged with Piedmont, with Piedmont as the surviving entity. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to impairment of goodwill, impairment of long-lived assets and intangible assets, passenger revenue recognition, frequent traveler program, pensions and other postretirement benefits and fresh-start reporting.

As discussed above, SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. The Consolidated Balance Sheet as of December 31, 2004 also distinguishes prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

In accordance with SOP 90-7 and in connection with the Prior Bankruptcy, the Company adopted fresh-start reporting on March 31, 2003. References in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements to “Predecessor Company” refer to the Company prior to March 31, 2003. References to “Successor Company” refer to the Company on and after March 31, 2003, after giving effect to the application of fresh-start reporting. Fresh-start reporting requires assets and liabilities be adjusted to fair value on the emergence date. The term “cost” as used in the Successor Company’s Consolidated Notes to the Financial Statements is after giving effect to such adjustments. See Note 13 for information related to fresh-start reporting.

The 2003 Plan constituted a separate plan of reorganization for each of the Company and its domestic subsidiaries (the Filing Entities). In accordance with the Bankruptcy Code, the 2003 Plan divided claims against, and interests in, each of the Filing Entities into classes according to their relative seniority and other criteria and provided the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agreed to a less favorable treatment of its claim or interest. Among other things, the 2003 Plan generally provided for full payment of all allowed administrative and priority claims, and the distribution of shares (or warrants to purchase shares) of new equity in the reorganized US Airways Group, Inc. (Reorganized US Airways Group) to the ATSB, the Retirement Systems of Alabama Holdings LLC (RSA), the Company’s management and labor unions, General Electric Capital Corporation and Bank of America, N.A., and to unsecured creditors of the Filing Entities, including the PBGC, in satisfaction of their allowed claims. Persons holding equity in the Company prior to March 31, 2003 were not entitled to any distribution under the 2003 Plan and their shares of common stock were cancelled. For a complete discussion of the distributions provided for under the 2003 Plan, see the 2003 Plan confirmed by the

Bankruptcy Court on March 18, 2003 and filed with US Airways Group’s Current Report on Form 8-K, dated March 18, 2003 and filed with the SEC on April 2, 2003.

Pursuant to a definitive agreement and in connection with emergence from the Prior Bankruptcy, RSA invested $240 million in cash in Reorganized US Airways Group (the RSA Investment Agreement) in exchange for approximately 36.2%, on a fully-diluted basis, of the equity in Reorganized US Airways Group. As of March 31, 2003, in connection with its investment, RSA was granted a voting interest of approximately 71.6% in Reorganized US Airways Group and entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s Board of Directors. See also Note 10 for further discussion.

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

(g) Goodwill and Other intangibles, net

Goodwill is the cost in excess of fair value of the tangible and identifiable intangible assets of businesses acquired. Excess reorganization value resulting from the application of SOP 90-7 upon emergence from bankruptcy is also reported and accounted for as goodwill. The provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference. The Company tested its goodwill for impairment during the fourth quarter of 2004, the third quarter of 2004 (as a result of its Chapter 11 filing), the fourth quarter of 2003, the third quarter of 2002 (as a result of its prior Chapter 11 filing) and the second quarter of 2002 (in connection with its transition to SFAS 142). The Company concluded in each test that fair value of the reporting unit was in excess of the carrying value. In the third and fourth quarters of 2004, the Company’s cash flows were prepared on a going-concern basis. Additionally, the carrying value of the Company’s net assets was less than zero. The Company assessed the fair value of the reporting unit considering both the income approach and market approach for 2003. Under the market approach, the fair value of the reporting unit is based on quoted market prices for US Airways Group common stock and the number of shares outstanding of US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows.

In connection with fresh-start reporting upon emergence from the Prior Bankruptcy, the Company recognized route authorities and trademarks on its Consolidated Balance Sheets. As of December 31, 2004 and 2003, the Company had $32 million and $36 million of route authorities on the Consolidated Balance Sheets, respectively. The carrying value of trademarks was $33 million as of December 31, 2004 and 2003. Route authorities and trademarks are classified as indefinite lived assets under SFAS 142. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. In the second quarter of 2004, the Company wrote off an indefinite lived foreign slot.

SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2004 and 2003 (in millions):

	December 31, 2004		December 31, 2003
	Cost	A/A	Cost	A/A
Airport take-off and landing slots	$465	$32	$465	$14
Airport gate leasehold rights	32	10	32	4
Capitalized software costs	50	38	50	26

Total	$547	$80	$547	$44

A/A=Accumulated Amortization

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots, over the term of the lease for airport gate leasehold rights and over five years for capitalized software costs on a straight-line basis and are included in Depreciation and amortization on the Consolidated Statements of Operations. As a result of the depressed revenue environment in the airline industry, during the fourth quarter of 2002, the Company conducted an impairment analysis of its airport take-off and landing slots and airport gate leasehold rights and determined that certain airport gate leasehold rights were impaired. The Company estimated fair market value using third-party appraisals. This culminated in an impairment charge of $21 million reflected in Special items on the Consolidated Statement of Operations. For the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003, and the year ended December 31, 2002, the Company recorded amortization expense of $37 million, $44 million, $11 million and $51 million (exclusive of the impairment charge discussed above), respectively, related to its intangible assets. The Company expects to record annual amortization expense of $28 million in 2005; $26 million in 2006; $24 million in 2007; $22 million in 2008 and $21 million in 2009 related to these intangible assets.

(h) Other assets, net

Other assets, net consist primarily of deposits held by vendors, unamortized debt issuance costs, and long-term investments.

(i) Frequent traveler program

US Airways accrues the estimated incremental cost of travel awards earned by participants in its Dividend Miles frequent traveler program when the requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. US Airways also sells mileage credits to certain participating airlines and marketing partners. US Airways defers the portion of revenue attributable to future transportation and recognizes it as passenger transportation revenue when the service is provided. The remaining portion of sales proceeds is recognized immediately as a component of Other operating revenues.

(j) Derivative financial instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings.

The Company’s results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, the Company periodically enters into fixed price swap agreements, collar structures and other similar instruments. These agreements substantially fix the Company’s cash flows related to fuel expense. Because jet fuel derivatives are significantly less liquid and relatively more expensive, the Company primarily uses heating oil and crude oil contracts to manage its exposure to the movement of aircraft fuel prices. The changes in the market value of the heating oil and crude oil contracts have a high correlation to changes in aircraft fuel prices. The agreements generally qualify as cash flow hedges under SFAS 133. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company records the fair market value of its fuel hedge contracts on its Consolidated Balance Sheets. On an ongoing basis, the Company adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income until the hedged fuel is recognized into earnings. However, to the extent that the absolute change in the value of the fuel hedge contract exceeds the absolute change in the value of the aircraft fuel purchase being hedged, the difference is considered “ineffective” and is immediately recognized in earnings as either gain or loss. The amount recognized in earnings may reverse in following periods if the relationship reverses. The fuel hedge contracts’ gains and losses including those classified as “ineffective” are recognized to Aviation fuel on the Company’s Consolidated Statements of Operations, except for those related to hedging purchases of aviation fuel under its capacity purchase agreements, which are recorded to US Airways Express capacity purchases.

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

(k) Deferred gains and credits, net

In connection with fresh-start reporting upon emergence from the Prior Bankruptcy, aircraft operating leases were adjusted to fair value. The present value of the difference between the contractual lease rates and the fair market value rates was recorded as a deferred credit in the accompanying Consolidated Balance Sheet. The deferred credit is decreased on a straight-line basis as a reduction in aircraft rent expense over the applicable lease periods, generally three to 21 years. In periods prior to the adoption of fresh-start reporting, gains on aircraft sale and leaseback transactions were deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense.

The gain related to the exercise of Sabre options is deferred and amortized over the contract period as a reduction to Other operating expenses. See Note 3 for more information concerning the Sabre options.

(l) Passenger transportation revenues

Revenue is recognized when the transportation service is rendered. Passenger ticket sales are recorded as a liability (Traffic balances payable and unused tickets) and subsequently relieved either through carriage of the passenger, refund to the passenger, expiration of the passenger ticket or billing from another air carrier which provided the service. Due to various factors including refunds, exchanges, unused tickets and transactions involving other carriers, certain amounts are recorded based on estimates. These estimates are based upon historical experience and have been consistently applied to record revenue. The Company routinely performs evaluations of the liability, which may result in adjustments that are recognized as a component of Passenger transportation revenue. Actual refund, exchange and expiration activity may vary from estimated amounts. Except when noted, such differences have historically not been material. During the fourth quarter of 2003, a $34 million favorable adjustment was made to Passenger transportation revenue to reflect an increase in expired tickets. This adjustment was attributable to the Company experiencing changes in customer travel patterns resulting from various factors, including new airport security measures, concerns about further terrorist attacks and an uncertain economy, which resulted in more forfeited tickets and fewer refunds.

US Airways purchases capacity (available seat miles) generated by Mesa Airlines, Inc. (Mesa), Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (Trans States) in certain markets. US Airways also purchased the capacity of Midway Airlines Corporation (Midway) prior to Midway’s liquidation during the fourth quarter of 2003. Mesa, Chautauqua and Trans States operate regional jet aircraft in these markets as part of US Airways Express. US Airways recognizes revenues related to these arrangements as Passenger transportation revenue when transportation service is rendered by these affiliates or the related tickets otherwise expire. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways’ Traffic balances payable and unused tickets and are subsequently relieved in the same manner as described above. See Note 2(i) above for information on the sale of Dividend Miles that are recognized as a component of Passenger transportation revenue.

(m) Stock-based compensation

The Predecessor Company applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations to account for awards of stock-based compensation granted to employees. Upon emergence, the Successor Company adopted the fair value method of recording stock-based employee compensation contained in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and accounted for this change in accounting principle using the “prospective method” as described by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (SFAS 148). Accordingly, the fair value of all Successor Company stock option and warrant grants, as determined on the date of grant, will be amortized as compensation expense in the Consolidated Statements of Operations over the vesting period.

The following table illustrates the effect on net income (loss) and net earnings (loss) per common share as if the fair value based recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock option awards in each period presented for the Predecessor Company (in millions, except per share data).

	Predecessor Company
	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Net income (loss), as reported	$1,635	$(1,646)
Recorded stock-based compensation expense	—	—
Stock-based compensation expense determined under the fair value based method	(1)	(13)

Net income (loss), pro forma	$1,634	$(1,659)

Net earnings (loss) per common share:
Basic/Diluted, as reported	$24.02	$(24.20)
Basic/Diluted, pro forma	$24.00	$(24.38)

In order to calculate the pro forma stock-based compensation shown above, the Company used the Black-Scholes stock option pricing model with the following weighted-average assumptions for the year ended December 31, 2002: stock volatility of 80.1%; risk-free interest rates of 4.2%; expected stock option lives of four years; and no dividend yield. There were no stock options awarded in the three months ended March 31, 2003.

See Note 9 for more information on stock-based compensation and Note 10 for more information on the Successor Company’s equity structure.

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

(o) Selling expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003, and the year ended December 31, 2002 were $27 million, $15 million, $5 million and $30 million, respectively.

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

For the year ended December 31, 2004, 21.3 million stock options, warrants, and non-vested restricted stock are not included in the computation of diluted EPS because of the anti-dilutive effect. For the nine months ended December 31, 2003, 3.4 million incremental shares from the assumed exercise of stock options and warrants and non-vested restricted stock are not included in the computation of diluted EPS because of the anti-dilutive effect on EPS. For the three months ended March 31, 2003, 19.0 million stock options are not included in the computation of diluted EPS because the option price was greater than the average market value of common stock for the period. For the year ended December 31, 2002, 16.3 million stock options are not included in the computation of diluted EPS because of the anti-dilutive effect.

The earnings per share calculations for the Predecessor Company are based on common shares outstanding prior to the Company’s emergence from the Prior Bankruptcy on March 31, 2003. Upon emergence, these shares were cancelled. Earnings per share for the Successor Company is based upon shares outstanding subsequent to emergence from the Prior Bankruptcy. Accordingly, post-emergence earnings per share is not comparable with pre-emergence amounts. See Note 10 for more information on the Successor Company’s equity structure.

(q) Recent Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred beginning January 1, 2006. The Company does not believe the adoption of SFAS 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for nonmonetary asset exchanges occurring after July 1, 2005. The Company is currently evaluating the impact of SFAS 153 on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principle Board Opinion No. 25. SFAS 123(R) will be effective for the Company’s interim reporting period beginning July 1, 2005. The Company previously adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” upon emergence from the Prior Bankruptcy on March 31, 2003. Accordingly, the Company believes SFAS 123(R) will not have a material impact on its financial statements.

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

The Company utilizes fixed price swap agreements and other similar instruments to manage its exposure related to jet fuel price changes. For the year ended December 31, 2004, the nine months ended 2003, and the three months ended March 31, 2003, the Company recognized gains of approximately $130 million, $14 million, and $27 million, respectively, related to its fuel hedging activities. During the three months ended March 31, 2003, the gain included $4 million related to hedge ineffectiveness. During 2002, the Company recognized gains of approximately $18 million including a gain of $1 million related to hedge ineffectiveness. These recognized gains were primarily included in Aviation fuel on the Company’s Consolidated Statements of Operations. As of December 31, 2004, the Company had no open fuel hedge positions in place, but will recognize approximately $2 million per month for previously liquidated hedges representing approximately 4% of its 2005 anticipated jet fuel requirements. The Company had $22 million of unrealized gains related to fuel hedge positions recorded in Accumulated other comprehensive loss, net of income tax effect on its Consolidated Balance Sheet as of December 31, 2004. These gains will be realized in the 2005 results.

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

US Airways holds warrants in a number of e-commerce companies as a result of entering into service agreements with them. The carrying amount of the warrants is equal to the estimated fair value, which is calculated using the Black-Scholes stock option pricing model. The carrying amount of these warrants was not material as of December 31, 2004 and 2003.

The estimated fair values of US Airways’ financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):

	December 31, 2004			December 31, 2003
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Cash equivalents	$700	$700		$893	$893
Short-term investments (a)	—	—		358	358
Restricted cash	626	626		553	553
Notes receivable (b)	3	3		7	7
SHC Stock Options (c)	10	10		7	7
Long-term debt (excludes capital lease obligations) (d)	(3,198)	(f	)	(3,029)	(2,793)
Fuel contracts (e)	—	—		38	38

(a)	Classified as ‘available for sale’ in accordance with SFAS 115. See also Note 2(c).

(b)	Carrying amount included in Receivables, net on the Company’s Consolidated Balance Sheets, except for the noncurrent portion ($3 million at December 31, 2003) which is included in Other assets, net.

(c)	Carrying amount included in Other assets, net on the Company’s Consolidated Balance Sheets.

(d)	Includes Long-term debt classified as subject to compromise as of December 31, 2004. See also Notes 1 and 4.

(e)	Carrying amount included in Prepaid expenses and other on the Company’s Consolidated Balance Sheets.

(f)	As a result of the Company’s Chapter 11 filing, the fair value of the debt outstanding could not be reasonably determined as of December 31, 2004.

4.	Debt, Including Capital Lease Obligations

Details of the Company’s debt are as follows (in millions):

	December 31, 2004	December 31, 2003
Senior Debt:
Equipment financing agreements, installments due 2005 to 2022 (1)	$1,948	$1,546
ATSB Loan	718	976
GE Credit Facility, installments due 2005 to 2012 (1)	354	389
GE Liquidity Facility, installments due 2010 to 2012 (1)	158	118
GE Bridge Facility due 2005	20	—

	3,198	3,029
Class B mandatorily redeemable preferred stock (1)	78	75
Capital lease obligations (1)	49	50

Total	3,325	3,154
Less: Unamortized discount (2)	(150)	(164)
Obligations classified as subject to compromise	(2,454)	—
Current maturities of debt and capital lease obligations	(721)	(360)

Long-term debt and capital lease obligations, net of current maturities	$—	$2,630

(1)	December 31, 2004 obligations were classified as subject to compromise. See Note 1 for further discussion.

(2)	For the year ended December 31, 2004 and the nine months ended December 31, 2003, $20 million and $15 million of debt discount was amortized and included in interested expense on the Consolidated Statement of Operations.

Maturities of debt and debt under capital leases for the next five years, including the classification of the ATSB Loan as current and without regard to liabilities subject to compromise, are as follows (in millions):

2005	$863
2006	159
2007	145
2008	143
2009	147
Thereafter	1,868

$3,325

ATSB Loan

As part of its reorganization under the Prior Bankruptcy, US Airways received a $900 million loan guarantee (ATSB Guarantee) under the Air Transportation Safety and System Stabilization Act from the ATSB in connection with a $1 billion term loan financing (ATSB Loan) that was funded on March 31, 2003. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its 2003 Plan. US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and each of its other domestic subsidiaries. The ATSB Loan is secured by substantially all of the present and future assets of the Debtors not otherwise encumbered (including certain cash and investment accounts, previously unencumbered aircraft, aircraft engines, spare parts, flight simulators, real property, takeoff and landing slots, ground equipment and accounts receivable), other than certain specified assets, including assets which are subject to other financing agreements. As of December 31, 2004, $718 million was outstanding under the ATSB Loan. The ATSB Loan is reflected as a current liability on the accompanying balance sheet at a book value of $701 million, which is net of $17 million of unamortized discount, and is not subject to compromise.

The maturity date of the ATSB Loan is October 1, 2009. The ATSB Loan is subject to acceleration upon the occurrence of an event of default, after expiration of applicable notice and/or cure periods. The ATSB Loan contains certain mandatory prepayment events including, among other things, (i) the occurrence of certain asset sales and the issuance of certain debt or equity securities and (ii) the value of the collateral pledged in respect of the ATSB Loan decreasing below specified coverage levels.

The Company’s Chapter 11 filing in September 2004, was an event of default under the terms of the ATSB Loan. The Company has entered into an agreement, which has been subsequently extended, with the approval of the Bankruptcy Court, for the continued use of the cash securing the ATSB Loan (Cash Collateral Agreement). The initial agreement was extended until January 15, 2005 and the current agreement, subject to certain conditions and limitations, will expire on June 30, 2005. Under the Cash Collateral Agreement, the Company is required to maintain a certain amount of unrestricted cash each week. The amount declines from approximately $500 million at the end of January to $341 million on June 30, 2005, with weekly cash levels permitted as low as $325 million in March 2005. The Company must also maintain and achieve certain cumulative earnings levels during the period, as defined in the agreement. Further, the Company must comply with restrictions on its ability to make capital expenditures. As of December 31, 2004, the Company was in compliance with the Cash Collateral Agreement; therefore, the Company’s $738 million in unrestricted cash and short-term investments was available to support daily operations, subject to certain conditions and limitations, under the Cash Collateral Agreement. In light of rising fuel prices and continued downward pressure on fares across the industry, there can be no assurance that the Company will be able to comply with the Cash Collateral Agreement. If the Company is unable to meet the aforementioned financial covenants, as amended, it would be in default under the ATSB

Loan and the ATSB would have the right to accelerate the ATSB Loan and exercise other remedies against US Airways. Such acceleration would have a material adverse effect on the Company’s future liquidity, results of operation and financial condition.

The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan (Tranche A) was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30%, and (ii) 10% of the ATSB Loan (Tranche B) bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee currently equal to 4.1% of the ATSB’s guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. Due to the Company’s September 2004 bankruptcy filing and subsequent loss of certain regional jet financing, the guarantee fee increased by 2% per annum and the interest rate on Tranche A and Tranche B each increased by an additional 2% and 4% per annum, respectively, for an effective increase in the interest rate on the loan balance of 4 percentage points. The effective interest rate of the ATSB Loan was 10.91% for the year ended December 31, 2004 and 6.0% for the nine months ended December 31, 2003.

Prior Amendments to the ATSB Loan during 2004

In March 2004, US Airways and the ATSB amended the financial covenants of the ATSB Loan to provide covenant relief for the measurement periods beginning June 30, 2004 through December 31, 2005. The ratios used in the financial covenants were adjusted and reset to align with the Company’s forecast for 2004 and 2005 as of the date of the amendment, which assumed a return to profitability by 2005. In exchange for this covenant relief and other changes described below, US Airways made a voluntary prepayment of $250 million on March 12, 2004, which reduced, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan).

The March 2004 amendment permitted US Airways to retain, at its election, up to 25% of the net cash proceeds from any asset sale for which definitive documentation would be completed by February 28, 2005, up to a total of $125 million for all asset sales. In addition, the amendment permitted US Airways to accept a third-party secured note as consideration for certain asset sales (including the US Airways Shuttle and wholly owned regional airline assets) as long as specified conditions are met. These conditions include: the note’s amortization schedule will be no more favorable than the ATSB Loan; proceeds from the note will be used to prepay the ATSB Loan; the credit strength of the ATSB Loan will not be adversely affected as measured by specified ratings tests; and the note will be pledged as collateral for the ATSB Loan. Finally, in consideration for the lenders agreeing to amend the provision related to the going concern paragraph in the independent auditor’s report for the Company’s audited financial statements for the year ended December 31, 2003, US Airways agreed to revised covenants relating to minimum required unrestricted cash balances.

Effective May 21, 2004, US Airways again amended the ATSB Loan to permit use of its regional jets financed by General Electric (GE) as cross collateral for other obligations of US Airways to GE. In consideration for this amendment, US Airways agreed to revised covenants relating to minimum required unrestricted cash balances. In addition, US Airways agreed to give up the right to retain up to 25% of the net cash proceeds from any asset sale, as had been permitted by the March 2004 amendment. US Airways made a prepayment of $5 million in connection with this amendment.

The ATSB Loan contains financial covenants that must be satisfied by US Airways at the end of each fiscal quarter. US Airways was uncertain as to its ability to satisfy these covenants as of June 30, 2004. Effective June 30, 2004, US Airways and the ATSB amended the ATSB Loan to remove the uncertainty relating to the Company’s ability to satisfy its financial covenant tests for the second quarter of 2004. In consideration for this amendment, the Company agreed to change the loan amortization schedule, by increasing each of the first six principal repayment installments commencing on October 1, 2006 by approximately $16 million, and reducing the last principal repayment installment on October 1, 2009 by $94 million.

In connection with the ATSB Guarantee, the ATSB received 7,635,000 warrants that enable it to purchase shares of Reorganized US Airways Group’s Class A Common Stock at $7.42 per share. The value attributed to the warrants at issuance is being amortized over the term of the warrants.

General Electric

GE is the Company’s largest creditor. Together with GEES and other affiliates, GE directly financed or leased a substantial portion of the Company’s aircraft prior to the current Chapter 11 filing. In November 2001, US Airways obtained a $404 million credit facility from GE (2001 GE Credit Facility). The 2001 GE Credit Facility is secured by collateral including 11 A320-family aircraft and 28 spare engines. As discussed below, borrowings under the 2001 GE Credit Facility bear interest rates of LIBOR plus 3.5% and the term of the facility is 2012.

In addition to the 2001 GE Credit Facility, GE has provided financing or guarantees on 145 of the Company’s current operating aircraft. It also maintains the engines on the Company’s B737-family aircraft, A320-family aircraft, B767 aircraft, EMB-170 aircraft and CRJ-200 aircraft. In connection with its Prior Bankruptcy, the Company reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues and the Company obtained additional financing from GE in the form of a liquidity facility of up to $360 million (2003 GE Liquidity Facility). Borrowings under the liquidity facility bear interest of LIBOR plus 4.25%. Every obligation of the Company to GE is generally cross-defaulted to the 2001 GE Credit Facility, the 2003 GE Liquidity Facility, the GE regional jet leases and the GE regional jet mortgage financings. All of the Company’s obligations to GE are generally cross-collateralized and cross-defaulted with all other obligations owned by any Debtor to General Electric Credit Corporation (GECC) or any of its affiliates (collectively, the GE Obligations).

In November 2004, the Company reached a comprehensive agreement with GE and its affiliates as described in the Master Memorandum of Understanding (Master MOU) that was approved by the Bankruptcy Court on December 16, 2004. The Master MOU and the transactions contemplated by the term sheets will provide the Company with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services and operating leases for new regional jets, while preserving the vast majority of US Airways’ mainline fleet owned by GECAS. The key aspects of the Master MOU are as follows: (i) agreements providing for continued use by the Company of certain Airbus, Boeing and regional jet aircraft, and the return to GECC of certain other leased Airbus and Boeing aircraft (the Aircraft Lease Term Sheet); (ii) GECC will provide a bridge facility of up to approximately $56 million for use by the Debtors during the pendency of the Chapter 11 proceedings (the Bridge Facility Term Sheet); (iii) GECC will purchase and immediately leaseback to US Airways (a) the assets securing the 2001 GE Credit Facility and the 2003 GE Liquidity Facility (collectively, the 2001 Credit Facility Assets), and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands, and (b) ten regional jet aircraft currently debt financed by GECC; (iv) the balance of the 2001 GE Credit Facility will be restructured to provide additional liquidity of approximately $10 million, subject to the pledge of certain collateral to secure the 2001 GE Credit Facility; (v) subject to the Company’s satisfaction of certain financial tests and other conditions, GECC will provide lease financing for up to 31 additional regional jet aircraft (the Regional Jet Leasing Term Sheet); (vi) certain of US Airways’ engine maintenance agreements with GEES will be modified and assumed; and (viii) upon emergence from bankruptcy, convertible notes of the reorganized US Airways will be issued to GECC in the aggregate principal amount of $125 million (the Convertible Note Term Sheet).

The Bridge Facility Term Sheet provides for a loan facility of up to $56 million made available by GECC to the Debtors in a series of drawdowns commencing on December 20, 2004, and ending on or before June 30, 2005 (the Bridge Facility). The Company and GECC entered into the Bridge Facility on December 20, 2004, at which time $20 million was drawn down under the facility. Interest on the Bridge Facility accrues at the rate of LIBOR plus 4.25% and will be payable in cash or in kind at the option of the Debtors. The Bridge Facility matures on the date the Company emerges from Chapter 11 and will be satisfied by the issuance of Convertible Notes described below. The Bridge Facility is cross-collateralized and cross-defaulted with all other GE obligations owed by any Debtor to GECC or any of its affiliates and will be granted status as an administrative expense claim with priority over all other administrative claims other than for aircraft financing deferrals, which are pari passu, and subordinate only to (i) the super-priority administrative expense claim of the ATSB and the ATSB Lenders as defined and provided for in the Cash Collateral Agreement (ii) postpetition wages and benefits, and (iii) any other new money debtor-in-possession financing.

The 2001 GE Credit Facility will be amended to, among other things: (i) provide the Debtors with an additional $10 million of liquidity upon consummation of the sale-leaseback of the 2001 GE Credit Facility Assets and CRJ Mortgaged Assets (defined below), (ii) after the prepayment of the loan balance outstanding under the 2001 GE Credit Facility made in connection with the sale-leaseback of the 2001 GE Credit Facility Assets and CRJ Mortgaged Assets, as described below, revise the amortization schedule so that the remaining principal of the loan begins amortizing over a period of eight quarters following the Debtors’ emergence from bankruptcy (the Remaining Term), (iii) provide that the interest rate will be LIBOR plus 4.25% for the Remaining Term, and (iv) provide that the loan will be secured with a third lien position on three CRJ-700 aircraft (subject to first and second lien positions and conditioned upon consent of such senior lien holders pursuant to an inter-creditor agreement reasonably acceptable to GECC), a second lien position on one CRJ-700 aircraft (subject to first lien position and conditioned upon consent of such senior lien holders pursuant to an inter-creditor agreement reasonably acceptable to GECC) and a first lien position on one CF34 spare engine owned by US Airways, with the aggregate of any senior liens on such collateral not to exceed $62 million. The amendments to the 2001 GE Credit Facility do not constitute an assumption thereof, but it is anticipated that in connection with a plan of reorganization, the 2001 GE Credit Facility, as amended, will be reinstated.

The Aircraft Lease Term Sheet sets forth a comprehensive agreement regarding the treatment of GECC-owned and mortgaged aircraft pursuant to Section 1110 of the Bankruptcy Code. The Debtors and GECC have agreed to subject certain of such aircraft to consensual Section 1110(a) agreements providing for continued use of such aircraft so long as the Company complies with the terms of such agreements. In certain cases, the Debtors and GECC have agreed to amend prepetition agreements. Except as set forth in the Master MOU or the Term Sheets attached to the Master MOU, the Section 1110(a) agreements and any related amendments will not constitute an assumption of any related underlying agreements, and no such agreement will constitute a postpetition contract for purposes of, among other things, Sections 365, 503 and 507 of the Bankruptcy Code, but will be subject to the Debtors’ obligations under Section 1110 of the Bankruptcy Code. After emergence from bankruptcy, US Airways will have an option to restructure the monthly rental obligations of certain additional B737-400 leases following the issuance of the Convertible Notes described below, for cash or additional convertible notes of equal market value.

Subject to the swap of three aircraft contemplated by the Aircraft Lease Term Sheet, GECC will purchase the two A319 aircraft, the four A320 aircraft, the five A321 aircraft, the 14 CFM56-5B spare engines, the 14 CFM56-3B spare engines, and certain engine stands that currently secure the 2001 GE Credit Facility and the 2003 GE Liquidity Facility, together with the nine CRJ-200s and one CRJ-700 aircraft currently mortgage-debt financed by GECC (collectively, the CRJ Mortgaged Assets) for a total purchase price of approximately $640 million, subject to adjustment, at which time the 2001 Credit Facility Assets and the CRJ Mortgaged Assets will be leased back to US Airways under operating leases having an initial lease term expiring on the earlier of the Debtors’ emergence from

Chapter 11 or June 30, 2005. The sale proceeds will be applied to repay (in order) the 2003 GE Liquidity Facility in full, the GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE Credit Facility, leaving a balance thereon of approximately $15 million, subject to adjustment, before the $10 million additional drawdown on the 2001 GE Credit Facility contemplated above. The operating leases may be extended upon the Debtors’ emergence from bankruptcy, will be cross-defaulted with all other GE Obligations (other than certain excepted obligations), and will be subject to return conditions to be agreed upon by the parties.

The Debtors and the GE entities have reached an agreement with respect to five engine repair and maintenance agreements, and certain other matters. This agreement includes, among other things, the agreement of US Airways to assume three of such agreements of GEES and certain of its affiliates to: (i) forgive and release US Airways from certain prepetition obligations, (ii) defer certain payment obligations arising under such agreements, (iii) extend one maintenance agreement, (iv) continue certain existing deferrals, and (v) determine the treatment of certain removal charges.

Pursuant to the Convertible Note Term Sheet, the Debtors have agreed that upon emergence from Chapter 11, as partial consideration for entering into the Master MOU, an affiliate of GECC will receive convertible notes of the reorganized US Airways in the aggregate principal amount of $125 million (Convertible Notes). The Convertible Notes will be convertible at any time, at the holders’ election, into shares of common stock of the reorganized Company (New Common Stock) at a conversion price equal to the product of (x) 140%-150% (at US Airways’ option) and (y) the average closing price of the New Common Stock for the sixty consecutive trading days following US Airways’ emergence from bankruptcy and the listing of the New Common Stock on the NASDAQ Stock Market or a national stock exchange. The Convertible Notes will bear interest at a rate to be determined no later than thirty days prior to the Debtors’ scheduled date of emergence from bankruptcy and interest will be payable semi-annually, in arrears, and will mature in 2020. US Airways will be permitted to redeem some or all of the Convertible Notes at any time on or after the fifth anniversary of the issuance of such notes, at a redemption price payable in cash or, subject to certain conditions, New Common Stock. Holders of the Convertible Notes may require US Airways to repurchase all or a portion of their Convertible Notes on the fifth and tenth anniversary of the issuance of such notes at 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest to the date of repurchase, payable, at US Airways election, in cash or New Common Stock. The Convertible Notes will be senior unsecured obligations and will rank equally in right of payment with all existing and future unsecured senior obligations of the reorganized US Airways. The Convertible Notes will be guaranteed by the parent holding company of the reorganized US Airways.

Interest rates on $1.63 billion and $1.53 billion principal amount of debt as of December 31, 2004 and 2003, respectively, are subject to adjustment to reflect changes in floating interest rates. As of December 31, 2004, the weighted average effective interest rate was 7.9% for the Equipment financing agreements.

The Class B Preferred Stock issued to RSA is subject to mandatory redemption on its maturity date of March 31, 2011 and is therefore classified as debt. Upon its maturity, the Company will be required to redeem each share for $1,000, or $75 million in aggregate, plus accrued and unpaid dividends. The Class B Preferred Stock holders are entitled to cumulative quarterly dividends at a rate of 8% per annum paid in cash by the Company. After March 31, 2006, the Company may redeem for cash each Class B Preferred Share at a redemption price initially equal to $1,025 declining ratably to par value through March 31, 2010, plus accrued and unpaid dividends. The carrying value of the Class B Preferred Stock as of December 31, 2004 and 2003, was $54 million and $49 million, net of unamortized discount of $24 million and $26 million, respectively. See Note 12 for further discussion of dividend payments.

5.	Employee Pension and Benefit Plans

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

On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (AFA Plan), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (IAM Plan), and the Retirement Plan for Certain Employees of US Airways, Inc. (CE Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the Pension Benefit Guaranty Corporation (PBGC) and US Airways. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.

During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and its unions, and between US Airways and the court-appointed Section 1114 Committee (representing retirees not represented by the unions) to begin the significant curtailments of postretirement benefits.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Prescription Drug Act) became law in the United States. The Medicare Prescription Drug Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Company elected to recognize the effects of the Medicare Prescription Drug Act in the quarter ended June 30, 2004, as permitted by FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

The recognition of this subsidy resulted in a reduction in expense of $20 million for the year ended December 31, 2004 and a $198 million actuarial gain that will be amortized over the remaining period to expected retirement. Significant assumptions included in the re-measurement of the accumulated postretirement benefit obligation are a 6.25% discount rate and a reduction in retiree participation in the Company-sponsored plan as certain defined drug benefit caps make the plan more costly to retirees than Medicare.

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of the measurement date of September 30, 2004 and 2003, in addition to the amounts recognized in the Company’s Consolidated Balance Sheets as of December 31, 2004, December 31, 2003 and March 31, 2003 (in millions):

	Defined Benefit Pension Plans (1)			Other Postretirement Benefits
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003
Fair value of plan assets at the beginning of the period	$1,667	$1,566	$2,842	$—	$—	$—
Actual return on plan assets	178	158	77	—	—	—
Employer contributions	29	2	6	51	27	21
Plan participants’ contributions	—	—	—	16	8	3
Gross benefits paid	(125)	(59)	(136)	(67)	(35)	(24)
Settlement	—	—	(1,223)	—	—	—

Fair value of plan assets at the end of the period	1,749	1,667	1,566	—	—	—

Benefit obligation at the beginning of the period	2,589	2,380	5,287	1,654	1,644	1,693
Service cost	42	29	28	39	30	11
Interest cost	158	114	90	88	75	29
Plan participants’ contributions	—	—	—	16	8	3
Plan amendments	—	—	—	—	(94)	(168)
Actuarial (gain) loss	84	125	381	(361)	26	100
Curtailment/settlement (2)	—	—	(3,270)	—	—	—
Gross benefits paid	(125)	(59)	(136)	(67)	(35)	(24)

Benefit obligation at the end of the period	2,748	2,589	2,380	1,369	1,654	1,644

Funded status of the plan	(999)	(922)	(814)	(1,369)	(1,654)	(1,644)
Unrecognized actuarial (gain) / loss	100	58	—	(329)	24	—
Unrecognized prior service cost (benefit)	—	—	—	(71)	(84)	—
Contributions for October to December	1	—	—	15	13	—

Net liability recognized	$(898)	$(864)	$(814)	$(1,754)	$(1,701)	$(1,644)

Components of the amounts recognized in the Company’s Consolidated Balance Sheets (in millions):

	Defined Benefit Pension Plans (1)			Other Postretirement Benefits
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2003	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
Accrued benefit cost	$(898)	$(864)	$(814)	$(1,754)	$(1,701)	$(1,644)
Adjustment for minimum pension liability	(120)	(86)	—	—	—	—
Accumulated other comprehensive loss	120	86	—	—	—	—

Net amount recognized	$(898)	$(864)	$(814)	$(1,754)	$(1,701)	$(1,644)

(1)	For plans with accumulated benefit obligations in excess of plan assets, the aggregate projected benefit obligations, accumulated benefit obligations and plan assets were $2.75 billion, $2.72 billion and $1.75 billion, respectively, as of September 30, 2004 and $2.59 billion, $2.57 billion and $1.67 billion, respectively, as of September 30, 2003.

(2)	In 2003, US Airways recognized curtailments and settlements related to the termination of certain defined benefit pension plans. These curtailments and settlements were recognized in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

The accumulated benefit obligation for defined benefit pension plans was $2.72 billion and $2.57 billion as of September 30, 2004 and 2003.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003
Discount rate	6.00%	6.00%	6.50%	6.00%	6.00%	6.50%
Rate of compensation increase	3.75%	3.74%	3.75%	4.00%	4.00%	4.00%

The Company discounted both its future pension obligations and its other postretirement benefit obligations using a rate of 6.00% at September 30, 2004 and 2003. The assumed discount rate is based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency.

The assumed health care cost trend rates are 9% in 2005 and 2006, decreasing to 5% in 2010, and thereafter. This compares to a health care cost trend rate of 9% in 2004 decreasing to 5% in 2009 and thereafter. The assumed health care cost trend rates have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on Other Postretirement Benefits as of September 30, 2004 (in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$55	$(45)
Effect on postretirement benefit obligation	$407	$(338)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003
Discount rate	6.00%	6.50%	6.75%	6.19%	6.50%	6.75%
Expected return on plan assets	8.01%	8.01%	8.75%	—	—	—
Rate of compensation increase	3.74%	3.75%	5.42%	4.00%	4.00%	5.22%

Components of the net and total periodic cost for Pension Benefits (in millions):

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Year Ended Dec. 31, 2002
Service cost	$42	$29	$28	$194
Interest cost	158	114	90	420
Expected return on plan assets	(132)	(91)	(70)	(332)
Amortization of:
Transition asset	—	—	—	(4)
Prior service cost	—	—	1	10
Actuarial (gain)/loss	(2)	—	1	38

Net periodic cost	66	52	50	326
Fresh start charge	—	—	1,004	—
Curtailment/settlement	—	—	(1,391)	42

Total periodic cost	$66	$52	$(337)	$368

Components of the net and total periodic cost for Other Postretirement Benefits (in millions):

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2004	Nine Months Ended Dec. 31, 2003	Three Months Ended Mar. 31, 2003	Year Ended Dec. 31, 2002
Service cost	$39	$30	$11	$47
Interest cost	88	75	29	110
Amortization of:
Prior service cost	(13)	(9)	(10)	(12)
Actuarial (gain)/loss	(9)	—	6	—

Net periodic cost	105	96	36	145
Fresh start charge	—	—	118	—
Curtailment	—	—	—	(120)

Total periodic cost	$105	$96	$154	$25

The change in the additional minimum pension liability included in Other comprehensive income (loss) was $(34) million, $(86) million, and $880 million for the year ended December 31, 2004, the nine months ended December 31, 2003, and the three months ended March 31, 2003, respectively. See Note 8 for a reconciliation of the components of Other comprehensive income.

Because US Airways does not expect to make further contributions to the three defined benefit pension plans, future contributions to the remaining plans are expected to be immaterial. The Company expects to contribute $63 million to its other postretirement plans in 2005. Prior to the termination of the three US Airways defined benefit plans in January 2005, the following benefits, which reflect expected future service, as appropriate, were expected to be paid from the plans (in millions):

	Defined Benefit Pension Plans	Other Postretirement Benefits before Medicare Subsidy	Medicare Subsidy
2005	$125	$63	$—
2006	126	66	4
2007	128	71	5
2008	139	75	6
2009	150	74	7
2010 to 2014	788	421	43

The Company assumed that its pension plans’ assets would generate a long-term rate of return of 7.36% at September 30, 2004. This rate is lower than the assumed rate of 8.01% used at September 30, 2003. The expected long-term rate of return assumption is developed by evaluating input from the plan’s investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

The weighted average asset allocations as of September 30, 2004 and 2003, by asset category are as follows:

	Plan Assets
	2004	2003
Equity securities	50%	47%
Debt securities	41	46
Real estate	8	4
Other	1	3

Total	100%	100%

The Company’s targeted asset allocation is approximately 46% equity securities, 45% debt securities, and 9% real estate. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

(b) Defined contribution pension plans

The Company sponsors several defined contribution pension plans for certain employees. The Company makes cash contributions to certain plans based on the employee’s age, compensation and elected contributions. The Company also participates in a multi-employer plan for certain employees. Cash contributions are a function of hours worked times a negotiated contribution rate. Prior to the reductions implemented in connection with its restructured labor agreements and non-union wage and benefits reductions in late 2004, the Company’s contributions ranged up to 12% of the employee’s compensation. Expenses related to these plans, excluding expenses related to the US Airways Employee Stock Ownership Plan (ESOP) and the US Airways pilot defined contribution plans (see below), were approximately $52 million, $40 million, $12 million, and $67 million for year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003 and the year ended December 31, 2002, respectively. See Note 5(d) for information related to the Company’s ESOP.

In connection with its previous reorganization under Chapter 11 of the Bankruptcy Code, the Company terminated the Retirement Income Plan for Pilots of US Airways, Inc. (Pilot Retirement Plan) and the related nonqualified pilot plan effective March 31, 2003. The Company implemented a qualified and nonqualified defined contribution plan for pilots effective April 1, 2003. The defined contribution amount was individually determined based on a target normal retirement date balance of approximately $1 million for a career US Airways pilot. The target balance included the estimated value of other retirement benefits including, but not limited to, the estimated benefit pilots are expected to receive from the PBGC, the trustee for the terminated pilot defined benefit plan. Effective October 15, 2004, each pilot’s contribution rate became the lessor of the original rate or 10% of eligible compensation. Expenses for this plan were $134 million for each of the year ended December 31, 2004 and the nine months ended December 31, 2003.

(c) Postemployment benefits

The Company provides certain postemployment benefits to its employees. Such benefits include disability-related and workers’ compensation benefits and severance payments for certain employees (See Note 16, Unusual Items). The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

(d) Employee stock ownership plan (ESOP)

In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the Trust) to hold on behalf of US Airways’ employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways made a yearly contribution to the Trust sufficient to cover the Trust’s debt service requirement. The contributions were made in amounts equal to the periodic loan payments as they came due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the three months ended March 31, 2003 or the year ended December 31, 2002, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan was 30 years. As the loan was repaid over time, the trustee systematically released shares of the common stock from the suspense account and allocated them to participating employees. Each participant’s allocation was based on the participant’s compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares were released from the suspense account and allocated to participant accounts. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $9 million in 2003 and 2002. The interest portion of these contributions was $7 million in 2003 and 2002. US Airways recognized compensation expense related to the ESOP of $4 million in 2002 based on shares allocated to employees (the “shares allocated” method). In June 2002, US Airways Group engaged Aon Fiduciary Counselors (Aon) as an independent fiduciary of the ESOP, with the authority to make all decisions related to sale of the stock held in the ESOP. In September 2002, Aon sold all shares that were allocated to participant accounts. All unallocated shares in the ESOP were cancelled in accordance with the Company’s 2003 Plan. As a result, the Company recognized a charge of $50 million in 2002 representing the remaining unamortized deferred compensation to Reorganization items, net on the Company’s Consolidated Statement of Operations. Effective March 31, 2003, the ESOP was terminated as provided in the 2003 Plan. The note payable to US Airways was cancelled under the provisions of the 2003 Plan. Participant accounts were distributed by December 31, 2003.

(e) Profit sharing plans

Under the Defined Contribution Retirement Program, US Airways makes additional contributions to participant accounts for certain employees when US Airways Group achieves certain prescribed pre-tax margin levels. US Airways did not make any profit sharing contributions relating to 2004, 2003 or 2002.

6. Income Taxes

The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company files a consolidated federal income tax return with its wholly owned subsidiaries.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company recorded a valuation allowance against its net deferred tax asset. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

The components of the Company’s provision (credit) for income taxes are as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Current provision:
Federal	$(3)	$3	$—	$(252)
State	(3)	5	—	—

Total current	(6)	8	—	(252)

Deferred provision:
Federal	(1)	—	—	—
State	(3)	3	—	—

Total deferred	(4)	3	—	—

Provision (credit) for income taxes	$(10)	$11	$—	$(252)

The significant components of the deferred income tax provision (credit) for the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003 and the year ended December 31, 2002 are as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Deferred tax provision (exclusive of the other components listed below)	$(237)	$415	$356	$(417)
Increase (decrease) in the valuation allowance for deferred tax assets	233	(412)	(356)	417

Total	$(4)	$3	$—	$—

A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (credit) for income taxes is provided below (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Tax provision (credit) computed at federal statutory rate	$(217)	$(57)	$572	$(670)
Book expenses not deductible for tax purposes	2	11	(203)	15
State income tax provision, net of federal benefit	(4)	5	—	—
Increase (decrease) in the federal valuation allowance	206	(307)	(370))	371
Reduction in net operating losses from discharge of indebtedness	—	351	—	—
Expiration of investment and foreign tax credits	6	19	—	25
Other	(3)	(11)	1	7

Provision (credit) for income taxes	$(10)	$11	$—	$(252)

Effective tax rate	2%	7%	—%	13%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in millions):

	2004	2003
Deferred tax assets:
Employee benefits	$1,162	$1,141
Net operating loss carryforwards	313	30
Other deferred tax assets	195	184
AMT credit carryforward	24	27
Leasing transactions	10	10
Federal general business and foreign tax credit carryforwards	—	6
Valuation allowance	(825)	(592)

Net deferred tax assets	879	806

Deferred tax liabilities:
Depreciation and amortization	676	654
Sale and leaseback transactions	112	82
Other deferred tax liabilities	105	73

Total deferred tax liabilities	893	809

Net deferred tax liabilities	14	3

Less: current deferred tax liabilities	—	—

Noncurrent deferred tax liabilities	$14	$3

Included in the employee benefit deferred tax assets at December 31, 2004 and 2003, among other items, are $662 million and $632 million, respectively, related to obligations of postretirement medical benefits.

As of December 31, 2004, the Company had a $780 million federal net operating loss carryforward expiring in 2024, $24 million of alternative minimum tax credits which do not expire, and $1.8 billion of state net operating loss carryforwards primarily expiring from 2006 to 2024. The Company filed for bankruptcy protection on September 12, 2004. As a result, the tax attributes are expected to be substantially reduced or eliminated by cancellation of debt income that will result from the bankruptcy proceedings. Additionally, the Company may have a change in ownership upon emergence from bankruptcy, in which case Internal Revenue Code Section 382 would substantially limit the annual usage of any remaining tax attributes that were generated prior to the change in ownership.

At December 31, 2003, the federal and state net operating loss carryforwards were reduced by discharge of indebtedness income of $1.2 billion that resulted from the August 2002 bankruptcy proceedings. In addition, an Internal Revenue Code Section 382 change in ownership occurred upon emergence from the Prior Bankruptcy and issuance of new common stock to creditors. Section 382 substantially limited the annual usage of the tax attributes that were generated prior to the change in ownership.

The federal income tax returns of the Company through 2002 have been examined and settled with the Internal Revenue Service. The Company is not currently under examination.

The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards for the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003 and the year ended December 31, 2002 (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Pretax book income (loss)	$(621)	$(163)	$1,635	$(1,915)
Taxable income (loss)	(561)	160	259	(1,102)

The reasons for significant differences between taxable income and pretax book income primarily relate to discharge of indebtedness income, bankruptcy-related charges, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

7.	Commitments and Contingencies

(a) Commitments to purchase flight equipment

As of December 31, 2004, US Airways Group had 19 A320-family aircraft on firm order scheduled for delivery in the years 2007 through 2009. US Airways Group also had ten A330-200 aircraft on firm order scheduled for delivery in the years 2007 through 2009. On February 3, 2005, the Bankruptcy Court approved the Company’s agreement with Airbus providing for, among other things, delivery of the 19 A320-family aircraft in years 2008 through 2010 and delivery of the ten A330-200 aircraft in years 2008 through 2009.

In December 2004, the Company reached aircraft leasing and financing agreements with Embraer and Bombardier, which were approved by the Bankruptcy Court in January 2005. Pursuant to the agreement reached with Embraer, the Company purchased and took delivery of three ERJ-170 aircraft in January 2005 and committed to purchase and take delivery of three additional ERJ-170 aircraft by March 31, 2005. The purchase of the three ERJ-170s delivered in January 2005 was financed by Embraer through a mortgage loan facility and the application of $17 million of existing purchase deposits held by Embraer. Additionally, $12 million of purchase deposits held by Embraer will be used to fund an Embraer loan reserve. Embraer will apply the reserve funds in the amounts and on the dates as and when payments are due under the Embraer loans during the period from October 1, 2004 through July 31, 2005 in full satisfaction of the Company’s payment obligation with respect to such Embraer loans during such period. Upon delivery of the first three ERJ-170s, which occurred in January 2005, unless the Company assumes the Embraer aircraft purchase agreement pursuant to Section 365 of the Bankruptcy Code, no further obligations arise on the part of the Company or Embraer with respect to the purchase and delivery of any aircraft, other than those obligations that arise from or are related to the purchase and delivery of the final three ERJ-170s in March 2005. Embraer and the Company have agreed to negotiate a new delivery schedule upon the Company’s assumption of the Embraer aircraft purchase agreement or upon the occurrence of certain other events.

In the event that the Company fails to take delivery by March 31, 2005 of the remaining three ERJ-170 aircraft, damages will accrue on account of the Company’s failure to take delivery of such aircraft from and after April 1, 2005 at the rate of $162,795 per month per aircraft until the later of (i) 30 days after the Company emerges from Chapter 11 and (ii) July 31, 2005, whereupon Embraer’s obligation to deliver such aircraft will terminate and its damages with respect to such undelivered aircraft may be as much as $10 million (rather than at the rate of $162,795 per month), with Embraer having the right to apply any remaining purchase deposits against Embraer’s aggregate damages.

Under the agreement reached with Bombardier, the Company acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank. Additionally $4 million of existing purchase deposits held by Bombardier were used to satisfy existing defaults and cure payments. So long as the Company continues to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code, no obligations shall arise on the part of the Company or Bombardier with respect to the purchase and delivery of any aircraft.

(b) Leases

The Company’s airline subsidiaries lease certain aircraft, engines and ground equipment, in addition to the majority of their ground facilities. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. The Company subleases certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2023.

The following amounts related to capital leases are included in Property and equipment as of December 31, 2004 and 2003 (in millions):

	2004	2003
Ground property	$34	$51
Less accumulated amortization	(3)	(4)

Total Net Book Value of Capital Leases	$31	$47

As of December 31, 2004, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows (in millions):

	Capital Leases	Operating Leases
2005	$5	$878
2006	5	774
2007	5	707
2008	5	629
2009	5	554
Thereafter	104	4,169

Total minimum lease payments	129	7,711
Less sublease rental receipts	—	(4)

Total minimum operating lease payments	129	$7,707

Less amount representing interest	(80)

Present value of future minimum capital lease payments	49
Less current obligations under capital leases	(1)

Long-term obligations under capital leases	$48

For the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003 and the year ended December 31, 2002, rental expense under operating leases was $793 million, $591 million, $194 million, and $861 million, respectively.

The Company’s airline subsidiaries also lease certain owned flight equipment to third parties under noncancelable operating leases that expire in 2006. The future minimum rental receipts associated with these leases are $3 million in 2005 and $1 million in 2006.

The following amounts relate to aircraft leased under such agreements as reflected in flight equipment as of December 31, 2004 and 2003(in millions):

	2004	2003
Flight equipment	$8	$53
Less accumulated amortization	(3)	(3)

	$5	$50

(c) Regional jet capacity purchase agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to the regional airlines for operating an agreed number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2008 to 2013 and provide for optional extensions at the Company’s discretion. The future minimum noncancelable commitments under the regional jet capacity purchase agreements are $257 million in 2005, $262 million in 2006, $268 million in 2007 and $266 million in 2008, $202 million in 2009 and $266 million thereafter.

(d) Legal Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries, including its principal operating subsidiary, US Airways, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM). Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to prepetition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code.

On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants infringed upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and the subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. It should be noted that on the same date, the same plaintiff filed what the Company believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation (Northwest), Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Airlines, Inc. (Delta), and Continental Airlines, Inc., and had filed a suit against the parent company of American Airlines in December, 2003. This action was stayed as to US Airways Group and its wholly owned subsidiaries as a result of the bankruptcy filing on September 12, 2004.

The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the Prior Bankruptcy. The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia Airport. US Airways’ liability and defenses to such liability were unaffected by the Prior Bankruptcy. US Airways has received no notice, inquiry or other communication from the Port Authority other than in connection with the proof of claim, and therefore is unable to evaluate at this time the validity of the underlying claim, the degree to which US Airways might share responsibility with other parties, or the cost of cleanup or correction of the alleged building deficiencies.

On January 7, 2003, the Internal Revenue Service (IRS) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (USLM). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the Prior Bankruptcy asserting the following claims with respect to USLM: (1) secured claims for U.S. federal income tax and interest of $0.7 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the bankruptcy filing on September 11, 2004, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval.

US Airways is named as a defendant along with most of the major domestic airlines, several national carriers and a number of international carriers, in a class action lawsuit on behalf of all United States-based travel agents filed in federal court in North Carolina. The complaint alleges violation of the federal antitrust laws with respect to commission rate reductions and/or commission cap reductions implemented by various airlines in 1997, 1998, 1999, 2001 and 2002. Plaintiffs seek unspecified damages for lost commissions, as well as injunctive relief. On October 30, 2003, the federal court granted a motion for summary judgment dismissing all claims against airline defendants other than the carriers then in bankruptcy, including US Airways, because proceedings had been stayed against those bankrupt defendants. That grant of summary judgment was affirmed by the Fourth Circuit Court of Appeals. On January 28, 2004, the federal court in North Carolina dismissed all claims against US Airways. The plaintiffs in this proceeding had also filed a claim in Bankruptcy Court for prepetition and continuing postpetition damages. The Bankruptcy Court determined that the entire claim was prepetition and unsecured, and the plaintiffs appealed this decision to the District Court. The parties agreed to stay this appeal pending the outcome of the plaintiffs’ appeal of the grant of summary judgment in the North Carolina action. Following the Fourth Circuit’s decision to affirm the summary judgment ruling, the plaintiffs dismissed their appeal of the Bankruptcy Court decision.

Williard, Inc. (Williard), together with the joint venture of Williard and Len Parker Associates (Williard/Parker), was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard and Williard/Parker sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC (Limbach) alleged that it purchased the claims of Williard. After a trial, the Bankruptcy Court, on June 7, 2004, determined the value of the Limbach and Limbach/Parker claims to be $2,542,843. Limbach and Limbach/Parker are challenging on appeal various rulings of the Bankruptcy Court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal. Limbach and Limbach/Parker have filed an action in state court against the City of Philadelphia (the City) and the Philadelphia Authority for Industrial Development (PAID) and received permission to include US Airways as a co-defendant, provided that Limbach and Limbach/Parker did not make any claims against US Airways in that action. In the lawsuit against the City and PAID, Limbach and Limbach/Parker are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City and PAID. These rulings are subject to appeal at a later date. On May 21, 2004, the City and PAID filed a Motion for Summary Judgment seeking dismissal of the lawsuit. Should Limbach and/or Limbach/Parker recover in the Philadelphia action against the City and PAID, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City and PAID under its agreements related to the airport development, which US Airways assumed as part of the Prior Bankruptcy. Therefore, any recovery by Limbach and/or Limbach/Parker against the City and PAID could result in an indemnification claim that US Airways may have to pay at full value. Proceedings in the Bankruptcy Court were stayed by the bankruptcy filing on September 12, 2004.

On October 4, 2004, the System Board of Adjustment (the System Board) issued a ruling in which the Company’s outsourcing of heavy maintenance visits was deemed to be in violation of the collective bargaining agreement between US Airways and the IAM as the representative of Mechanic and Related Employees. The System Board ordered the Company to cease and desist from outsourcing the work, and ordered that affected employees be made whole. The System Board did not specify any particular monetary remedy and none has since been decided or agreed upon by the parties. However, the Bankruptcy Court’s order granting in part the Company’s motion for relief under Section 1113(e) of the Bankruptcy Code included relief from any restrictions on the Company’s right to outsource the work covered by this award through February 15, 2005. Neither the Company’s Section 1113(e) motion nor the Bankruptcy Court’s order addressed the make-whole portion of this award. On November 12, 2004, the Company filed a motion asking the Bankruptcy Court for permission to reject the IAM collective bargaining agreement under which the grievance had been filed. On January 6, 2005, the Bankruptcy Court granted the Company’s motion. On January 21, 2005, the IAM ratified a new collective bargaining agreement to replace the one that had been rejected, and as part of the new agreement, the IAM agreed not to pursue any claims for damages associated with the rejection of the previous agreement.

The Company and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan. Delta is also named as a defendant in both actions, while Northwest and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, the Company and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta and Northwest filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest and Delta’s petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, the Company and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The automatic stay under Section 362(a) of the Bankruptcy Code was lifted when the Company emerged from bankruptcy on March 31, 2003, but the action was subsequently stayed once more as a result of the Company’s bankruptcy filing on September 12, 2004.

In May 1995, the Company, US Airways and the Retirement Plan for Pilots of US Airways, Inc. (Pilot Retirement Plan) were sued in federal district court for the District of Columbia by 481 active and retired pilots, alleging that defendants had incorrectly interpreted the plan provisions and erroneously calculated benefits under the Pilot Retirement Plan. The plaintiffs sought damages in excess of $70 million. In May 1996, the court issued a decision granting US Airways’ Motion to

Dismiss the majority of the complaint for lack of jurisdiction, deciding that the dispute must be resolved through the arbitration process under the Railway Labor Act because the Pilot Retirement Plan was collectively bargained. The plaintiffs appealed the district court’s dismissal and in February 1999, the U.S. Court of Appeals upheld the district court’s decision originally granted in May 1996, in the defendants’ favor. In May 1999, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October 1999, the U.S. Supreme Court denied the plaintiffs’ petition for certiorari. The U.S. District Court retained jurisdiction over one count of the complaint, alleging violation of a disclosure requirement under ERISA. In August 2000, the U.S. District Court dismissed the remaining count without prejudice, giving plaintiffs the right to reinstate their claims after completion of the arbitration. Certain of the plaintiffs filed a claim before the US Airways Pilot Retirement Board, requesting arbitration of their claim for benefits that they believe were erroneously calculated, and the Retirement Board selected an arbitrator to decide certain issues related to the plaintiffs’ claims for benefits. However, the Pilot Retirement Plan was terminated on March 31, 2003, and on April 1, 2003 the PBGC became trustee of the plan. Also, claims related to this matter were expunged in the Prior Bankruptcy. Accordingly, the Company does not believe there is any continuing risk of material liability associated with this matter.

On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998, by the Pennsylvania Department of Environment Protection (DEP) against Allegheny County, Pennsylvania and the Allegheny County Aviation Administration (ACAA), alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport (Airport) violated the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Airport, (b) the Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the DEP advised Allegheny County and US Airways that DEP (i) will require additional measures to be taken to control de-icing materials at the Airport, and (ii) will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The ACAA, US Airways and the DEP have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. The Company does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.

(e) Guarantees

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2004, the principal amount outstanding of these bonds was $79 million.

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

As of December 31, 2004, most of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on the Company’s airline subsidiaries. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

8.	Accumulated other comprehensive income (loss), net of income tax effect

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

As presented in the accompanying Consolidated Statements of Stockholders’ Equity (Deficit), the Company recognized comprehensive loss of $654 million, including a net loss of $611 million and other comprehensive loss of $43 million, for the year ended December 31, 2004. For the nine months ended December 31, 2003 the Company recognized a comprehensive loss of $229 million, including a net loss of $174 million and other comprehensive loss of $55 million. The Company recognized comprehensive income of $2.51 billion, including net income of $1.64 billion and other comprehensive income of $870 million, for the three months ended March 31, 2003. For the year ended December 31, 2002, the Company recognized a comprehensive loss of $2.36 billion, including a net loss of $1.65 billion and other comprehensive loss of $717 million.

The activity within Other comprehensive income (loss) and the related income tax effects are as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Unrealized gain (loss) on available-for-sale securities	$—	$—	$—	$(2)
Fuel cash flow hedges:
Reclassification adjustment for gains included in net income (loss) during the period	(75)	(14)	(16)	(13)
Change in fair value of hedges	66	45	5	40

Unrealized gain (loss), net of reclassification adjustment	(9)	31	(11)	25
Minimum pension liability adjustment	(34)	(86)	85	(742)
Adjustments in connection with reorganization	—	—	796	—

Other comprehensive income (loss)	$(43)	$(55)	$870	$(717)

There was no tax effect on any element of Other comprehensive income (loss) during the year ended December 31, 2004, the nine months ended December 31, 2003, the three months ended March 31, 2003, and the year ended December 31, 2002.

9.	Stock-Based Compensation

(a) Successor Company

Upon emergence from the Prior Bankruptcy, the Successor Company adopted the fair value method of recording stock-based employee compensation contained in SFAS 123 and accounted for this change in accounting principle using the “prospective method” as described by SFAS 148. Accordingly, the fair value of all Successor Company stock option and warrant grants, as determined on the date of grant, will be amortized as compensation expense (an element of Personnel costs) in the Consolidated Statement of Operations over the vesting period. The Company has disclosed in Note 2(m) the effect on net income (loss) and net earnings (loss) per common share as if the fair value based recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock option awards in each Predecessor Company period presented.

23,028,687 shares of Class A Common Stock allocated to employees pursuant to collective bargaining agreements were valued at $169 million in the aggregate and were included as deferred compensation as a reduction to Stockholders’ Equity (Deficit) upon emergence from the Prior Bankruptcy. The Company records the deferred compensation as compensation expense as the related shares vest.

As of December 31, 2004, there were 4,750,000 shares of Class A Common Stock and 2,220,570 each of Class A-1 Warrants and shares of Class A Preferred Stock authorized to be granted to the Company’s management and 500,000 options to purchase Class A Common Stock authorized to be granted to the Company’s non-employee directors. Through December 31, 2004, 3,962,593 shares of Class A Common Stock, 2,118,490 each of Class A-1 warrants and Class A Preferred Stock, and 466,640 options to purchase Class A Common Stock were granted to the Company’s management. Additionally, an aggregate of 91,397 options to purchase Class A Common Stock were granted to the Company’s non-employee directors. Grants of Class A Common Stock, stock options and warrants generally vest over four years. The Company records compensation expense over the vesting period. The following table summarizes the activity of the Company’s stock options and warrants since emergence from the Prior Bankruptcy:

	Stock Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Granted	50,000	$7.34	2,227,576	$7.42
Canceled	—	—	(11,050)	7.42

Balance at 12/31/03	50,000	7.34	2,216,526	7.42
Granted	513,037	1.53	56,023	7.42
Canceled	(114,250)	1.77	(154,059)	7.42

Balance at 12/31/04	448,787	$2.11	2,118,490	$7.42

The following table summarizes additional information regarding the warrants and options outstanding as of December 31, 2004:

Range of Exercise Prices	Number of Options & Warrants	Weighted Avg. Remaining Contractual Life (years)	Exercisable
$1.02 to $7.34	448,787	9.4	45,000
$7.42	2,118,490	5.3	1,927,000

The Company granted 835,160 and 3,627,923 shares of restricted Class A Common Stock during the year ended December 31, 2004 and the nine months ended December 31, 2003. There were 1,997,108 non-vested shares of restricted stock outstanding as of December 31, 2004.

The weighted average fair value per share of US Airways Group Class A Common Stock grants was $2 and $7 in the year ended December 31, 2004 and the nine months ended December 31, 2003, respectively. In order to calculate the stock-based compensation for stock options and warrants using the fair value method provisions in SFAS 123, US Airways used the Black-Scholes stock option pricing model with the following weighted-average assumptions:

	Successor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003
Stock volatility	65%	65%
Risk free interest rate	2.9%	2.2%

Expected life	4 years	3 years
Dividend yield	—	—

The Company recognized compensation expense related to Class A Common Stock, stock option and stock warrant grants to the Company’s employees of $50 million and $135 million for the year ended December 31, 2004 and the nine months ended December 31, 2003, respectively.

The Company held approximately 753,000 and 81,000 shares of Class A Common Stock in treasury as of December 31, 2004 and December 31, 2003, respectively. During 2004 and 2003, employees surrendered 672,420 and 4,760,000 shares of Class A Common Stock to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain Class A Common Stock grants, respectively.

The ultimate recovery, if any, to holders of the common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity.

(b) Predecessor Company

As of December 31, 2002, approximately 25.4 million shares of common stock were reserved for future grants of common stock or the possible exercise of stock options issued under the Company’s six stock option, stock purchase and incentive plans. The Predecessor Company accounted for stock-based compensation using the intrinsic value method as prescribed under APB 25 and related interpretations. The Company recognized compensation expense (an element of Personnel costs) related to common stock grants of $1 million and $3 million for the three months ended March 31, 2003, and the year ended December 31, 2002, respectively. Deferred compensation related to common stock grants was $5 million as of December 31, 2002. Deferred compensation was amortized as Personnel costs over the applicable vesting period. The Company granted 0.8 million shares of common stock during 2002. The weighted average fair value per share of common stock granted in 2002 was $6.

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

The following table summarizes stock option transactions pursuant to the Company’s various stock option and incentive plans for the three months ended March 31, 2003, and the year ended December 31, 2002 (stock options in thousands):

	Three Months Ended March 31, 2003		Year Ended December 31, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Stock Options
Outstanding at beginning of year	17,223	$27	15,143	$35
Granted (1)	—	$—	2,089	$5
Granted (2)	—	$—	1,844	$5
Exercised	—	$—	(13)	$5
Forfeited	(9)	$10	(1,291)	$42
Expired	—	$—	(549)	$39
Terminated, March 31, 2003	(17,214)	$27	—	$—

Outstanding at end of period	—	$—	17,223	$27
Exercisable at end of period	—		12,846

(1)	Exercise price was equal to the fair market value of a share of common stock at measurement date for grant.

(2)	Exercise price was greater than the fair market value of a share of common stock at measurement date for grant.

The weighted average fair value per stock option for stock options which had an exercise price equal to the fair market value of a share of common stock at the date of grant was $3 for 2002. There were no such grants in the three months ended March 31, 2003. The weighted average fair value per stock option for stock options which had an exercise price greater than the fair market value of a share of common stock at the date of grant was $3 for 2002. There were no such grants in the three months ended March 31, 2003.

10.	Equity Structure of the Reorganized US Airways Group

US Airways Group’s 2003 Plan became effective on March 31, 2003, at which time the then-outstanding equity securities of the Predecessor Company were cancelled. In accordance with the 2003 Plan, the Successor Company adopted the equity structure in the table below upon emergence. The equity values were determined with the assistance of financial advisors. See Note 13 for more information.

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

The Class B Preferred Stock issued to RSA is subject to mandatory redemption on its maturity date of March 31, 2011. The Company’s policy is to classify equity instruments with characteristics of liabilities and equity, including those with mandatory redemption features, as liabilities and corresponding dividends and accretion of discounts are recorded as interest expense. Upon its maturity, the Company will be required to redeem each share for $1,000, or $75 million in aggregate, plus accrued and unpaid dividends. Class B Preferred Stock holders are entitled to cumulative quarterly dividends at a rate of 8% per annum paid in cash by the Company. After March 31, 2006, the Company may redeem for cash each Class B Preferred Share at a redemption price initially equal to $1,025 declining ratably to par value through March 31, 2010, plus accrued and unpaid dividends. See Note 12 for further information regarding dividend payments to RSA in 2003 and 2004.

Holders of Class A Common Stock, Class A Preferred Stock and Class B Preferred Stock are entitled to cast one vote per share on all matters voted on by stockholders. Holders of Class B Common Stock are entitled to cast twenty votes per share on all matters voted on by stockholders. The Air Line Pilots Association, International; the International Association of Machinists and Aerospace Workers; the Association of Flight Attendants-Communication Workers of America; the Communication Workers Association of America and the Transport Workers Union of America hold the Class C Preferred Stock and are entitled to designate and vote to elect four directors to the Company’s Board of Directors.

Holders of Class B Common Stock have the right to convert shares of Class B Common Stock into the same number of shares of Class A Common Stock at any time.

Each Class A-1 Warrant is exercisable for one share of Class A Common Stock upon tender of the warrant, a share of Class A Preferred Stock and payment of an exercise price of $7.42 per share of Class A Common Stock. The exercise price may be paid in cash, or, in certain instances, (a) by delivery of shares of Class B Preferred Stock, valued at their redemption price, (b) by delivery of additional Class A-1 Warrants and shares of Class A Preferred Stock or (c) by a combination of any of the foregoing. The terms of the Class A-1 Warrants provide for customary anti-dilution protections, which adjust the exercise price and number of exercise shares upon certain events that may have a dilutive effect on the Class A-1 Warrants, such as stock splits, securities issuances or mergers. The voting power of the Class A Preferred Stock is also subject to adjustment upon any such anti-dilution adjustment so that the aggregate voting power of the Class A Preferred Stock is equal to the aggregate number of shares of Class A Common Stock into which such Class A-1 Warrants are exercisable.

The other equity securities allocated to the Company’s creditors, debtors and employees in connection with the Company’s emergence from the Prior Bankruptcy were 27,997,407 shares of Class A Common Stock and 15,348,860 each of Class A-1 Warrants and shares of Class A Preferred Stock. The fair values reflected in the above table as of March 31, 2003 related to these equity securities were $206 million for the Class A Common Stock and $40 million for the Class A-1 Warrants.

A total of 23,028,687 shares of Class A Common Stock allocated to employees pursuant to collective bargaining agreements was valued at $169 million in the aggregate and was included as deferred compensation as a reduction to Stockholders’ Equity (Deficit) upon emergence. The Company records the deferred compensation as compensation expense as the related shares vest.

See Note 9 for further discussion related to stock-based compensation. The Company allocated 8,483,330 Class A-1 Warrants and 8,483,330 shares of Class A Preferred Stock to participants in the ATSB Loan. These Class A-1 Warrants were valued at $22 million and reflected as a discount to the carrying value of the $1 billion loan on the Company’s Consolidated Balance Sheet.

There were 3,750,000 shares of Class A Common Stock and 2,220,570 each of Class A-1 Warrants and shares of Class A Preferred Stock authorized to be granted to the Company’s management pursuant to the Company’s 2003 Plan and 500,000 options to purchase Class A Common Stock authorized to be granted to the Company’s nonemployee directors not listed in the above table. See Note 9 for further information related to stock-based compensation.

11.	Operating Segments and Related Disclosures

The Company is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, Piedmont, PSA and third-party carriers that fly under capacity purchase agreements as part of US Airways Express. The flight equipment of all these carriers is combined to form one fleet which is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways, Piedmont and PSA.

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
United States	$5,275	$4,518	$1,336	$6,065
Foreign	1,842	794	198	912

Total	$7,117	$5,312	$1,534	$6,977

12.	Related Party Transactions

(a) RSA

As of March 31, 2003, RSA held approximately 36.2%, on a fully-diluted basis, of the Company’s equity, had a voting interest of approximately 71.6% and was entitled to designate and vote to elect eight of 15 directors to Reorganized US Airways Group’s Board of Directors. Total amounts due to RSA at December 31, 2004 and 2003 included $78 million and $75 million, respectively, of Class B mandatorily redeemable preferred stock and $54 million and $73 million, respectively, of the initial $100 million at-risk amount under the ATSB Loan. For the year ended December 31, 2004, interest expense related to the Class B Preferred Stock totaled $8 million, including $6 million related to dividend requirements. For the nine months ended December 31, 2003, interest expense related to Class B Preferred Stock totaled $6 million, including $5 million related to dividend requirements. Dividend payments of $5 million and $3 million were made in cash in the year ended December 31, 2004 and the nine months ended December 31, 2003, respectively. Accrued and unpaid dividends at December 31, 2004 totaled $3 million, which is included in the carrying value of the Class B Preferred Stock at December 31, 2004. The Company is restricted from making further dividend payments under the terms of the ATSB Loan. Interest expense on RSA’s portion of the ATSB Loan was $5 million with interest payments of $5 million for the year ended December 31, 2004. See also Notes 2(b), 4 and 10 for additional information with regard to the terms of RSA’s investment, Class B Preferred Stock and ATSB Loan.

(b) Employees

During the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended December 31, 2002, employees surrendered 672,000 shares, 4,760,000 shares and 77,000 shares of common stock, respectively, to the Company in lieu of cash payments to satisfy tax withholding requirements related to the vesting of certain common stock grants (see also Notes 9 and 10). There were no shares surrendered of common stock during the three months ended March 31, 2003.

13.	Fresh-start Reporting

In connection with its emergence from the Prior Bankruptcy on March 31, 2003, US Airways Group adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Consolidated Balance Sheet. Estimates of fair value represent the Company’s best estimate based on independent appraisals and valuations and, where the foregoing are not available, industry trends and by reference to market rates and transactions. The Company’s equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and the Company considered several matters, including the following: (i) certain recent financial information of the Company; (ii) certain financial projections prepared by the Company in connection with the ATSB Loan and RSA Investment Agreement including the underlying assumptions; (iii) the equity transactions encompassed by the RSA Investment Agreement; (iv) a discounted cash flow analysis prepared on a going concern basis; (v) current and historical market values of publicly traded companies that are in businesses reasonably comparable to the Company and (vi) certain additional economic and industry conditions. The Company received third party appraisals for certain assets and liabilities subsequent to March 31, 2003. Changes in the fair value of these assets and liabilities from the previously estimated values had an impact on the reported value of Goodwill. During the three months ended March 31, 2004, the Company increased goodwill and other accrued expenses by $15 million related to the valuation of the Company’s deferred tax liabilities.

14.	Valuation and Qualifying Accounts and Reserves (in millions)

	Balance at beginning of period	Additions charged to expense	Payments	Write-offs (net of recoveries)	Sales, Retire- ments And Transfers	Other		Balance at end of period
Year ended December 31, 2004
Allowance for obsolescence of inventories	$5	$12	$—	$—	$—	$—		$17
Allowance for uncollectible accounts	18	7	—	(3)	—	—		22
Reserves for workforce reduction (b)	10	5	(6)	—	—	—		9
Nine months ended December 31, 2003
Allowance for obsolescence of inventories	—	5	—	—	—	—		5
Allowance for uncollectible accounts	19	6	—	(7)	—	—		18
Reserves for workforce reduction (b)	46	3	(39)	—	—	—		10
Three months ended March 31, 2003
Allowance for obsolescence of inventories	114	2	—	—	—	(116	)(c)	—
Allowance for uncollectible accounts	18	2	—	(1)	—	—		19
Reserves for workforce reduction (b)	78	—	(32)	—	—	—		46
Reserves for future rent payments - parked aircraft (b)	68	—	—	—	—	(68)		—
Year ended December 31, 2002
Allowance for obsolescence of inventories	209	1	—	(6)	(90)	—		114
Allowance for uncollectible accounts	22	8	—	(12)	—	—		18
Reserves for maintenance activities (a)	20	—	—	—	—	(20)		—
Reserves for workforce reduction (b)	52	89	(59)	—	—	(4)		78
Reserves for future rent payments - parked aircraft (b)	70	—	(6)	—	—	4		68

(a)	See also Note 2(n).

(b)	See also Note 16.

(c)	Allowance for obsolescence of inventories eliminated upon adoption of fresh-start reporting. See also Note 13.

15.	Selected Quarterly Financial Information (Unaudited)

	Successor Company
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
2004
Operating Revenues	$1,701	$1,957	$1,799	$1,660
Operating Income (Loss)	$(143)	$83	$(177)	$(142)
Net Income (Loss)	$(177)	$34	$(232)	$(236)
Income (Loss) per Common Share
Basic	$(3.28)	$0.62	$(4.22)	$(4.30)
Diluted	$(3.28)	$0.59	$(4.22)	$(4.30)

	Predecessor Company	Successor Company
	(in millions, except per share amounts)
2003
Operating Revenues	$1,534	$1,777	$1,771	$1,764
Operating Income (Loss)	$(207)	$67	$(37)	$(74)
Income (Loss) Before Cumulative Effect of Accounting Change	$1,635	$13	$(90)	$(98)
Net Income (Loss)	$1,635	$13	$(90)	$(98)
Income (Loss) per Common Share
Basic	$24.02	$0.25	$(1.69)	$(1.82)
Diluted	$24.02	$0.25	$(1.69)	$(1.82)

The comparability of quarterly results in 2003 was impacted by the emergence from the Prior Bankruptcy in March 2003 and certain other unusual events. See also Note 16. The sum of the four quarters may not equal the totals for the year due to rounding.

16.	Unusual Items

(a) Special Items

Special items included within operating expenses on the Company’s Consolidated Statements of Operations includes the following components (dollars in millions):

	Successor Company		Predecessor Company
	Nine Months Ended December 31, 2003		Year Ended December 31, 2002
Aircraft order cancellation penalty	$35	(a)	$—
Aircraft impairments and related charges	—		392	(b)
Pension and postretirement benefit curtailments	—		(90)	(c)
Employee severance including benefits	(1)	(d)	(3)	(d)
Other	—		21	(e)

	$34		$320

(a)	During the quarter ended June 30, 2003, the Company recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery.

(b)	During the fourth quarter of 2002, US Airways conducted an impairment analysis in accordance with SFAS 144 on its B737-300, B737-400, B757-200 and B767-200 aircraft fleets as a result of changes to the aircraft’s recoverability periods (the planned conversion of owned aircraft to leased aircraft) as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values for four B737-300s, 15 B737-400s, 21 B757-200s and three B767-200s. In accordance with SFAS 144, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $392 million. Management estimated fair market value using third-party appraisals and recent leasing transactions.

(c)	During the fourth quarter of 2002, US Airways recorded a curtailment credit of $120 million related to certain postretirement benefit plans and a $30 million curtailment charge related to certain defined benefit pension plans.

(d)	In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit. In accordance with Emerging Issues Task Force Issue No. 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter of 2001. In the fourth quarter of 2001, US Airways recognized a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough. During the quarters ended June 30, 2003 and 2002, the Company recognized $1 million and $3 million, respectively, in reductions to severance pay and benefit accruals related to the involuntary termination or furlough of certain employees.

(e)	During the fourth quarter of 2002, US Airways recognized an impairment charge of $21 million related to capitalized gates at certain airports in accordance with SFAS 142. The carrying values of the affected gates were reduced to fair value based on a third party appraisal.

(b) Government Compensation

In April 2003, President George W. Bush signed into law the Emergency Wartime Supplemental Appropriations Act (Emergency Wartime Act), which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. Certain airlines that received the aviation-related assistance were required to agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement would require the carrier to repay to the government the amount reimbursed for airline security fees. The Company complied with this limitation on executive compensation. The Company’s security fee reimbursement was $214 million, net of amounts due to certain affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003. In September 2003, the Company received approximately $6 million of compensation associated with flight deck door expenditures which was recorded as an offset to capital costs.

(c) Gain on Sale of Hotwire, Inc.

During the fourth quarter of 2003, US Airways recorded a $30 million gain on the sale of its investment in Hotwire, Inc. The gain is reflected in Other, net on the Company’s Consolidated Statement of Operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report from the Company’s independent registered public accounting firm on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the related attestation report from the Company’s independent registered public accounting firm are located in Item 8. Consolidated Financial Statements of US Airways Group and are incorporated herein by reference.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of US Airways Group

Introduction

On August 11, 2002, US Airways Group and seven of its domestic subsidiaries, which accounted for substantially all of US Airways Group’s operations, including US Airways Group’s principal operating subsidiary, US Airways, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division. US Airways Group emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Affiliated Debtors and Debtors-in-Possession, as modified (the 2003 Plan) on March 31, 2003, which was confirmed pursuant to the Bankruptcy Court’s confirmation order on March 18, 2003 and, after each of the conditions precedent to consummation was satisfied or waived, became effective on March 31, 2003.

In connection with the consummation of the 2003 Plan on March 31, 2003, Retirement Systems of Alabama Holdings LLC (RSA) made an equity investment in US Airways Group in the amount of $240 million. In exchange for its $240 million investment, RSA received 20,652,593 shares of Class A Common Stock, 5,000,000 shares of Class B Common Stock, 75,000 shares of Class B Preferred Stock, 1,380,570 Class A-1 Warrants and 1,380,570 shares of Class A Preferred Stock, representing approximately 36.2%, on a fully-diluted basis, of US Airways Group’s equity and approximately 71.6% of US Airways Group’s outstanding voting interests. RSA is the sole holder of US Airways Group’s Class B Common Stock and Class B Preferred Stock.

At the time the 2003 Plan became effective, RSA was entitled, pursuant to the terms of its investment agreement, to designate eight of the 15 members of US Airways Group’s Board of Directors. RSA is also entitled, until September 26, 2007 and as long as it retains at least 50% of the shares of Class A Common Stock acquired pursuant to its investment, to nominate eight directors for election to the Board. The investment agreement further provides that the remaining nominees for director must consist of US Airways Group’s chief executive officer and two individuals who are not employees or affiliates of US Airways Group or RSA, as well as the four directors elected by the Class C Preferred Stock, as described below. Until September 26, 2007, RSA has agreed to vote all of its shares of voting capital stock received in connection with the consummation of the 2003 Plan in favor of all of the directors nominated in accordance with the investment agreement at each annual meeting of US Airways Group’s stockholders or at any meeting of US Airways Group’s stockholders at which members of its Board of Directors are to be elected.

On September 12, 2004, US Airways Group and its domestic subsidiaries, which account for substantially all of the operations of US Airways Group, including its principal operating subsidiary, US Airways, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division. US Airways Group does not know what the capital and Board structures will be upon consummation of a new plan of reorganization. As a result of the Chapter 11 filings, the current capital and Board structures may change.

Board of Directors

The Board of Directors currently consists of 14 members. All of the directors, except Thomas R. Harter, George M. Philip and Ronald E. Stanley, were elected by the Company’s stockholders at its 2004 Annual Meeting of Stockholders. Mr. Stanley was elected to the Board of Directors on May 19, 2004 to fill the seat previously held by Raymond W. Smith, whose term expired at the 2004 Annual Meeting of Stockholders. Mr. Stanley was subsequently appointed Executive Vice President and Chief Financial Officer of US Airways Group, Inc. and US Airways, Inc. in October 2004. Mr. Harter

was elected to the Board of Directors on August 27, 2004 to fill the seat previously held by Perry L. Hayes and to serve as a representative of the Association of Flight Attendants–Communications Workers of America AFL-CIO, International and Transport Workers Union of America. George M. Philip was elected to the Board of Directors on October 25, 2004 to fill one of the two remaining vacancies on the Board at that time. Directors are elected to hold office for one year or until the election and qualification of their successors. Ten of the Company’s directors are also directors of its principal operating subsidiary, US Airways. There are no family relationships among the directors or the executive officers.

Of the 14 directors, Dr. Bronner, Ms. Krongard, and Messrs. McKenna, Mirka, Simon, Stanley and Stephens are seven of the eight directors designated by RSA in accordance with the terms of its investment agreement with the Company. As set forth in the investment agreement, the other three directors are Mr. Lakefield, the Company’s chief executive officer, and Messrs. Johnson and Philip, the two directors who may not be employees or affiliates of the Company or RSA. There is currently one vacant seat remaining on the Board of Directors. RSA is entitled to designate and elect a new director to fill that vacant seat pursuant to the terms of its investment agreement.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, four of its current directors were designated by the series of Class C Preferred Stock as follows:

Director	Series of Class C Preferred	Holder of Series
William D. Pollock	Series 1	Air Line Pilots Association

Joseph J. Mantineo	Series 2	International Association of Machinists and Aerospace Workers

Thomas R. Harter	Series 3	Association of Flight Attendants – Communications Workers of America AFL-CIO, International and Transport Workers Union of America

Magdelena Jacobsen	Series 4	Communications Workers of America

Each of the series of Class C Preferred Stock has the ability, under the provisions of the Company’s Amended and Restated Certificate of Incorporation, to remove the director elected by that series and designate and elect a new director to fill that seat on the Board of Directors.

Information Regarding Directors

Set forth below is certain information as of February 1, 2005, regarding the Company’s directors, including their ages and principal occupations (which have continued for at least the past five years unless otherwise noted).

Served as director since
David G. Bronner, 60	Dr. Bronner has been the Chief Executive Officer of Retirement Systems of Alabama since 1973. He serves as Executive Director of the Public Education Employees’ Health Insurance, and is a member of the State Employees’ Insurance Board. He is a member of the Editorial Board, Southern Business & Economics Journal, Auburn University at Montgomery, a member of the Board of Visitors, University of Alabama School of Business, New Water Corporation and Children First. Dr. Bronner has been Chairman of US Airways Group’s and US Airways’ Board of Directors since April 2003 and is a member of the Strategy and Finance Committee of the Board of Directors.	2003

		Served as director since
Thomas R. Harter, 62	Mr. Harter is a Senior Vice President and Consultant of The Segal Company’s Washington, DC office. Mr. Harter has been with The Segal Company since 1979. He became a Vice President of The Segal Company’s Mid-Atlantic Division in 1985, and a Senior Vice President in 1991. Mr. Harter has worked with labor organizations negotiating contracts at the national level and has made presentations at numerous Presidential Emergency Boards in the transportation sector on behalf of national unions of the AFL-CIO. Mr. Harter also served seven years as a systems and information manager with AARP. Mr. Harter has served as an instructor for courses in the Certified Employee Benefits Specialist programs sponsored by George Washington University and the George Meany Labor Institute. Mr. Harter is a member of the Safety and Social Responsibility Committees of the Board of Directors.	2004

Magdalena Jacobsen, 64	Ms. Jacobsen currently owns a private consulting firm, which she founded in September 2002. Ms. Jacobsen is the former Chairwoman and a board member of the National Mediation Board, in which positions she served from 1993 until 2002. She was also Commissioner of the Federal Mediation and Conciliation Service, Director of the Employee Relations division for the City and County of San Francisco, Manager of Labor Relations, Flight Department of Continental Airlines, and Secretary Treasurer and Local Officer of the Air Line Pilots Association, Flight Attendants Division. She is a member of the Corporate Governance and Nominating and Social Responsibility Committees of the Board of Directors.	2003

Robert L. Johnson, 58	Mr. Johnson has served the Chief Executive Officer of BET Holdings, Inc., a subsidiary of Viacom Inc. (media-entertainment holding company) from 1980 to the present. Mr. Johnson also serves as a Director of the Hilton Hotels Corporation, the American Film Institute, Johns Hopkins University, Strayer Education, Jazz @ Lincoln Center, and Lowe’s Companies. He is a member of the Audit and Strategy and Finance Committees of the Board of Directors. He is also a director of US Airways.	1998

Cheryl G. Krongard, 49	Ms. Krongard retired in 2004 as a Senior Partner of Apollo Management, L.P. Ms. Krongard was the Chief Executive Officer of Rothschild Asset Management from 1994 to April 15, 2000. She served as Senior Managing Director for Rothschild North America from 1994 until 2000. She serves on the board of directors of the Iowa State University Foundation and is a lifetime governor elected in 1997. She is also chairperson of the Investment Committee for the Iowa State University Foundation. Ms. Krongard is also a member of the Dean’s Advisory Council, Iowa State University College of Business, and a Trustee of the Mount Sinai Medical Center. Ms. Krongard also serves as a Director of the City Meals on Wheels and Educate, Inc., a publicly traded company engaged in tutoring and learning (formerly Sylvan Learning). Ms. Krongard is Chairman of the Corporate Governance and Nominating and Strategy and Finance Committees and a member of the Human Resources Committee of the Board of Directors. She is also a director of US Airways.	2003

Bruce R. Lakefield, 61	Mr. Lakefield is President and Chief Executive Officer and a director of US Airways Group and US Airways. Mr. Lakefield served as Chairman and Chief Executive Officer of Lehman Brothers International from 1995 until 1999. He has served as a Senior Advisor to the Investment Policy	2003

		Served as director since
	Committee of HGK Asset Management since 2000. Mr. Lakefield serves as a Non-Executive Director of Constellation Corporation PLC and a member of the Board of Directors of Magic Media, Inc. He is a member of the Strategy and Finance Committee of the Board of Directors.

Joseph J. Mantineo, 73	Mr. Mantineo is a retired Aircraft & Powerplant Mechanic with US Airways. In addition to being employed by US Airways from 1957 through 1996, he served on negotiating committees for the International Association of Machinists and Aerospace Workers, from 1957 until his retirement in 1996. He became full-time Assistant General Chairman for District Lodge 141-M, in 1991, until his retirement in November 1996. He served as Secretary-Treasurer for twelve years in Lodge 1445, as well as worked on the mergers of Allegheny/Mohawk, USAir/PSA and USAir/Piedmont. Mr. Mantineo is a member of the Safety and Social Responsibility Committees of the Board of Directors.	2002

John A. McKenna, Jr., 37	Mr. McKenna has served as Director and Managing Director of Houlihan Lokey Howard & Zukin, Inc. since 1999. He served as Vice President of Wasserstein Perella & Co. during 1998 and 1999. Prior to 1998, he served in various capacities at Houlihan Lokey Howard & Zukin, Inc. Mr. McKenna has been a Panelist on restructuring and investment banking topics before the World Bank and the American Bankruptcy Institute. He is a member of the Audit and Strategy and Finance Committees of the Board of Directors. He is also a director of US Airways.	2003

Hans Mirka, 68	Mr. Mirka served as Senior Vice President, International Division for American Airlines, Inc. from 1992 until his retirement in 1998. He also served as Executive Vice President and General Manager for Pan American World Airways, Inc. from 1984 until 1989 and Vice President, Field Sales and Services for Continental Airlines until 1984. He is Chairman of the Human Resources Committee and a member of the Safety and Strategy and Finance Committees of the Board of Directors. He is also a director of US Airways.	2003

George M. Philip, 57	Mr. Philip has served as the Executive Director of the New York State Teachers’ Retirement System since 1995. He has also served as Chief Investment Officer of the New York State Teachers’ Retirement System since 1992. Mr. Philip served as the Assistant Executive Director of the New York State Teachers’ Retirement System from 1992-1995 and as Chief Real Estate Investment Officer from 1988-1992. Mr. Philip has served in various positions with the New York State Teachers’ Retirement System from 1971. Mr. Philip is the past President of the Executive Committee of the National Council on Teacher Retirement. Mr. Philip also serves as Chair of the University of Albany Council, the St. Peter’s Hospital Board of Directors, the Catholic Health East Investment Committee, and the St. Peter’s Hospital Investment Committee. Mr. Philip is a member of the Board of Directors of the Saratoga Performing Arts Center, the NYSE Pension Managers Advisory Committee and the State Academy of Public Administration. Mr. Philip is Chairman of the Audit Committee and a member of the Human Resources Committee of the Board of Directors. He is also a director of US Airways.	2004

		Served as director since
William D. Pollock, 48	Capt. Pollock is Chairman of the US Airways Air Line Pilots Association (ALPA) Master Executive Council. An 19-year veteran of US Airways, he holds a captain position on the A320. His previous ALPA experience includes serving as MEC Vice Chairman for three years and MEC Legislative Affairs Committee Chairman for more than 12 years. As a veteran pilot for US Airways, Pollock has flown the F-100 and B-737. In the Navy, he served 21 years of combined active and reserve service and flew the P-3 Orion. Capt. Pollock is Chairman of the Safety Committee of the Board of Directors. He is also a director of US Airways.	2002

James M. Simon, Jr., 57	Mr. Simon has been Director of the Microsoft Institute for Advanced Technology in Governments since September 2004. Mr. Simon served as the President and Senior Founding Partner of Intelligence Enterprises, LLC from January 2003 to September 2004. He formerly served in the Office of the Deputy Director of Central Intelligence for Community Management from 1999 until 2003. Mr. Simon serves as a member of the Board of Directors of United Devices, Inc. He is a member of the Corporate Governance and Nominating and Safety Committees of the Board of Directors.	2003

Ronald E. Stanley, 57	Mr. Stanley is the current Executive Vice President and Chief Financial Officer of US Airways Group and US Airways, in which position he has served since October 2004. Mr. Stanley has served as a Director of Scholefield, Turnbull & Partners, a business travel consulting firm based in London, England since 2000. Mr. Stanley also serves as a director of Decatur Foundry, Inc., a private company. Mr. Stanley served as Chief Operating Officer and a member of the Executive Committee and Board of Directors of HSBC Equator from 2000 until 2002. He served as Senior Vice President & General Manager of Royal Bank of Canada (RBC) Group, Chairman and CEO of Royal Bank of Canada Europe Limited and a member of the Executive Committee of RBC Dominion Securities from 1995 to 1999. He is also a director of US Airways.	2004

William T. Stephens, 61	Mr. Stephens has served as General Counsel of the Retirement Systems of Alabama since 2000, and previously from 1980 to 1998. From 1998 to 2000, Mr. Stephens served as Deputy Director resident in the Montgomery, Alabama headquarters of Retirement Systems of Alabama. Mr. Stephens is a Director of New Water Street Corporation, a director of the American Village Citizenship Trust, a member of the Alumni Advisory Council and Auburn University School of Engineering. He is Chairman of the Social Responsibility Committee and is a member of the Strategy and Finance Committee of the Board of Directors. He is also a director of US Airways.	2003

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors, in consultation with the Company’s financial officers and the Company’s independent auditors, assists in establishing the scope of the annual audit. The Audit Committee (1) reviews annual and quarterly financial statements and periodic reports filed with the Securities and Exchange Commission (SEC), (2) appoints, ensures the independence of, and oversees the performance of the Company’s independent auditors, (3) reviews the annual programs of the internal audit staff and (4) reviews programs designed to protect and maintain the Company’s assets, including insurance, internal controls and internal security programs. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee operates under a charter approved by the Board of Directors. The charter is posted on the Company’s website at www.usairways.com. The Audit Committee is composed of Messrs. Philip, Johnson and McKenna, and Mr. Philip is the Chairman of the Committee. The Board has determined that Mr. Philip is the audit committee financial expert currently serving on the Audit Committee and that Mr. Philip is independent as defined in NASDAQ listing standards.

Information Regarding Executive Officers

The following individuals are the executive officers of US Airways Group and US Airways as of February 1, 2005:

Name	Age	Position
Bruce R. Lakefield	61	President and Chief Executive Officer, US Airways Group and US Airways

Ronald E. Stanley	57	Executive Vice President and Chief Financial Officer, US Airways Group and US Airways

N. Bruce Ashby	44	Executive Vice President – Marketing and Planning of US Airways and President – US Airways Express

Alan W. Crellin	58	Executive Vice President – Operations, US Airways

Elizabeth K. Lanier	53	Executive Vice President – Corporate Affairs, General Counsel and Secretary, US Airways Group and US Airways

Anita P. Beier	49	Senior Vice President – Finance and Controller, US Airways Group and US Airways

Christopher L. Chiames	45	Senior Vice President – Corporate Affairs of US Airways

Jerrold A. Glass	50	Senior Vice President – Employee Relations of US Airways

Andrew P. Nocella	35	Senior Vice President – Planning of US Airways

John Prestifilippo	47	Senior Vice President – Maintenance of US Airways

Mr. Ashby joined US Airways as Vice President – Financial Planning and Analysis from April 1996 until his election as Senior Vice President – Planning of US Airways in January 1998. In June 1999, Mr. Ashby was elected Senior Vice President – Corporate Development of US Airways Group and US Airways. Mr. Ashby served as Senior Vice President – Alliances of US Airways Group and US Airways and President – US Airways Express from March 2003 to January 2005. In January 2005, Mr. Ashby was elected Executive Vice President – Marketing and Planning and will continue as President – US Airways Express. He previously served as Vice President – Marketing Development at Delta Air Lines from June 1995 to April 1996, and in several management positions at United from January 1989 to June 1995, including Vice President – Financial Planning and Analysis and Vice President and Treasurer.

Mr. Crellin joined US Airways in 1988 as a result of the acquisition of Pacific Southwest Airlines. He was promoted to serve as Vice President – Ground Services of US Airways in 1995. Mr. Crellin served as Senior Vice President – Customer Service of US Airways from 2000 until his election as Executive Vice President – Operations in January 2002. Prior to joining US Airways, Mr. Crellin held a variety of management positions with Pacific Southwest Airlines from 1971 to 1988, including Vice President – Customer Service.

Ms. Lanier joined US Airways Group and US Airways in March 2003 as Executive Vice President – Corporate Affairs and General Counsel, and was appointed as Secretary of US Airways Group and US Airways in January 2004. Previously, Ms. Lanier was Senior Vice President – General Counsel for Trizec Properties, Inc. from April to December 2002, and prior to that, Vice President – General Counsel for General Electric Power Systems from 1998 to 2002, and Vice

President and Chief of Staff for Cinergy Corporation from 1996 to 1998. Ms. Lanier has been a member of the board of directors of Patina Oil & Gas Corporation since 1998. She serves as a member of the audit committee and chair of the corporate governance and nominating committee of Patina. Ms. Lanier was associated with Davis Polk & Wardwell and was an associate and partner of Frost & Jacobs, now Frost Brown Todd, LLC.

Ms. Beier joined US Airways in June 1999 from CSX Corporation as Vice President – Finance and Controller. In May 2004, Ms. Beier was promoted to Senior Vice President – Finance and Controller, and she is responsible for the management of all accounting functions for US Airways Group and its subsidiaries and for monitoring the Company’s restructuring. At CSX Corporation, Ms. Beier held a number of positions in financial management, including Vice President – Financial Planning. Prior to being named Vice President–Financial Planning at CSX Corporation in September 1998, Ms. Beier was Chief Financial Officer of American Commercial Lines in 1997-1998. Ms. Beier served in a variety of financial positions in economic and financial analysis, budgeting and accounting at CSX Corporation from 1981 to 1997.

Mr. Chiames joined US Airways in May 2002 as Senior Vice President – Corporate Affairs. Mr. Chiames is responsible for US Airways’ government relations and corporate communications functions. Mr. Chiames has almost 15 years of airline industry experience, including leadership of Burson-Marsteller’s transportation and tourism public affairs practice from 2001 to 2002 and Managing Director of Public Relations at American Airlines, Inc. from 1996 to 2001.

Mr. Glass joined US Airways in April 2002 as Senior Vice President – Employee Relations and is a recognized expert in airline and railroad labor and employee relations issues. Mr. Glass joined US Airways from J. Glass and Associates, of which he was the founder and where he served as President from 1989 until April 2002. At US Airways, he is responsible for labor relations, human resources policy and development, compensation, corporate learning and development, recruiting and benefits.

Mr. Nocella joined US Airways in April 2002 as Vice President –Planning and Scheduling. He served as Vice President – Revenue Management and Pricing of US Airways from December 2002 to June 2003. Mr. Nocella served as Vice President – Network and Revenue Management from June 2003 until his election as Senior Vice President – Planning in January 2005. At US Airways, he is responsible for route planning, scheduling, pricing and yield management functions. Prior to joining US Airways, Mr. Nocella served as Vice President, Planning and Scheduling of America West Airlines from April 1997 to April 2002, and in several management positions at Continental Airlines from December 1993 to March 1997.

Mr. Prestifilippo joined US Airways in August 2002 as Senior Vice President – Maintenance. With nearly 20 years of airline maintenance management experience, Mr. Prestifilippo previously held the position of Vice President – Technical Services and Operations for Continental Express Airlines from 1986 to 2001 and other senior-level management positions for Continental Express and Continental Airlines.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC thereunder require the Company’s directors, officers and persons who own more than 10% of the Company’s Class A Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of the Company’s Class A Common Stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of the Company’s Class A Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company’s review of the copies of such reports received by the Company and information provided to the Company by its directors and officers, the Company believes that during the fiscal year ended December 31, 2004, the Company’s directors, officers and owners of more than 10% of the Company’s Class A Common Stock complied with all applicable filing requirements except for: (1) the award of director deferred stock units and director stock options by the Company to George M. Philip on October 26, 2004, reported late on Form 4 on October 29, 2004; (2) the award of restricted shares of Class A Common Stock and stock options by the Company to David M. Davis on May 18, 2004, reported late on Form 4 on May 24, 2004; and (3) the award of restricted shares of Class A Common Stock and stock options by the Company to Anita P. Beier on May 18, 2004, reported late on Form 4 on May 24, 2004.

Code of Ethics

The Company has a code of ethics that applies to all employees, officers, directors and agents of US Airways Group and its wholly owned subsidiaries, including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code, the “Business Conduct and Ethics Policy,” is available on the Company’s website at usairways.com (under the “About US Airways - Investor Relations” caption). The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Report on Form 8-K.

Item 11.	Executive Compensation

Compensation of Directors

The annual retainer payable to non-employee directors in 2004 was $12,000, plus an additional annual amount of $10,000 for the Audit Committee Chairman, $10,000 for the Human Resources Committee Chairman, $5,000 for the Corporate Governance and Nominating Committee Chairman, $5,000 for the Safety Committee Chairman, $5,000 for the Social Responsibility Chairman, and $5,000 for the Strategy and Finance Committee Chairman. Each non-employee director also receives $5,000 for each regularly scheduled Board meeting attended, $2,000 for each other Board meeting attended, $2,000 for each Audit Committee meeting attended and $1,000 for each meeting of any other Board committee attended by such non-employee director. Pursuant to the terms of the US Airways Group, Inc. 2003 Nonemployee Director Deferred Stock Unit Plan (described below), the directors may be permitted to elect to receive all or a portion of their retainer and meeting fees in the form of deferred stock units. During 2004, directors who were also employees received their compensation in their capacities as employees of US Airways Group and US Airways and received no additional compensation as directors of US Airways Group and US Airways. Mr. Stephens and Dr. Bronner waived all director compensation for 2004. All directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings upon the submission of receipts.

Each director, director’s spouse and the director’s dependent children, as well as a limited number of non-eligible family members and unrelated persons, are provided free transportation on US Airways and reimbursement for federal and state income taxes incurred thereon. Additionally, these benefits are provided for retired directors. During 2004, non-employee directors received the following benefits under this program: Dr. Bronner - $0.00; Mr. Harter - $3,490.17; Ms. Jacobsen - $7,037.72; Mr. Johnson - $2,214.27; Ms. Krongard - $4,255.25; Mr. Mantineo - $693.92; Mr. McKenna - $1019.73; Mr. Mirka - $3,861.12; Mr. Philip - $967.20; Mr. Simon - $4,133.62; and Mr. Stephens - $0.00. Former directors received the following benefits under this program during 2004: Mathias J. DeVito - $2,030.64; Rono Dutta – $273.16; Peter M. George - $2,648.13; Robert L. LeBuhn - $8,430.40; John G. Medlin, Jr. - $1,438.64; Thomas H. O’Brien - $2,999.72; Hilda Ochoa-Brillembourg - $8,157.53; Richard B. Priory - $2,153.76; and Raymond W. Smith - $9,950.51. Directors emeriti received the following benefits under this program during 2004: Gilbert T. Bowman - $134.94; Edwin I. Colodny - $7,747.22; George J. W. Goodman - $4,566.18; John W. Harris - $6,423.81; Edward A. Horrigan, Jr. - $4,111.76; David C. Jones - $1,401.36; and

J. Warren McClure – $1,214.12.

The compensation for non-employee directors consists of cash and flight benefits as described above, and stock-based compensation. Each year active non-employee directors receive a grant of 5,000 stock options pursuant to the US Airways Group, Inc. 2003 Nonemployee Director Stock Incentive Plan, as amended, and $10,000 worth of deferred stock units pursuant to the US Airways Group, Inc. 2003 Nonemployee Director Deferred Stock Unit Plan, as amended. Using stock-based compensation for directors is intended to more closely align directors’ financial interests with that of the Company’s stockholders. The ultimate recovery, if any, to holders of the common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity.

The US Airways Group, Inc. 2003 Nonemployee Director Stock Incentive Plan, as amended (the NDSIP) is administered by US Airways Group’s Human Resources Committee, which has the power to interpret the NDSIP and to determine rules and procedures under the NDSIP. As of December 31, 2004, there were a total of 500,000 shares of Class A Common Stock reserved for issuance under the NDSIP, of which 91,397 shares were subject to outstanding options and 408,603 shares were available for future option grants. As of December 31, 2004, there were 11 directors eligible to participate in the NDSIP. The directors eligible for grants under the NDSIP are those who are not employees of US Airways Group or its subsidiaries on the date that an option would be granted. Eligible directors receive an option to purchase 5,000 shares of stock on the first business day following US Airways Group’s annual stockholders meeting. In addition, newly elected or appointed eligible directors receive a portion of the 5,000 share annual grant upon commencement of service, prorated for the remaining period until the next annual stockholders meeting. The exercise price of options under the NDSIP is the fair market value (generally, the closing price on the most recent date preceding the date of grant for which a price was reported) of a share of Class A Common Stock on the date of grant of the option, and is payable in cash. Each option becomes exercisable on the earliest to occur of: (i) the first anniversary of the date of grant, (ii) the director’s death, disability, or completion of the last term of office to which the director was elected, or (iii) a “change of control” of US Airways Group (described below). Upon termination of the director’s service, options that have not become exercisable terminate, and options that are exercisable remain exercisable for two years after the date of termination of the director’s service, or such other period as the Human Resources Committee may determine. Options expire ten years after the date of grant and are not transferable except by the laws of descent and distribution. No options may be granted under the NDSIP more than ten years after its effective date. The Board may alter, amend, suspend or terminate the NDSIP at any time, but any such action may not affect a director’s rights under the NDSIP without his or her consent.

The US Airways Group, Inc. 2003 Nonemployee Director Deferred Stock Unit Plan, as amended (the DSUP) is administered by US Airways Group’s Human Resources Committee, which has the power to interpret the DSUP and to determine rules and procedures under the DSUP. As of December 31, 2004, there were a total of 77,804.7 shares of Class A Common Stock subject to outstanding deferred stock units. As of December 31, 2004, there were 11 directors eligible to participate in the DSUP. The directors eligible for grants under the DSUP are those who are not employees of US Airways Group or its subsidiaries on the date that a deferred stock unit is granted. Deferred stock units under the DSUP are reflected in a bookkeeping account until distributed to the director, and reflect an unsecured promise for US Airways Group to pay benefits under the DSUP. On the first business day following US Airways Group’s annual stockholders meeting, eligible directors are credited with a number of deferred stock units equal to the quotient obtained by dividing $10,000 by the fair market value (generally, the closing price on the most recent date preceding the date of grant for which a price was reported) of a share of Class A Common Stock on the date of grant. In addition, newly elected or appointed eligible directors receive a portion of the $10,000 grant upon commencement of service, prorated for the remaining period until the next annual stockholders meeting. The Committee may also permit eligible directors to defer receipt of their annual retainers and meeting fees and in exchange receive deferred stock units on such terms and conditions as the Human Resources Committee deems appropriate. Each deferred stock unit (other than deferred stock units issued upon the deferral of retainers and meeting fees, which are always fully vested) becomes vested and nonforfeitable on the director’s termination of service as a member of the Board. Upon payment of a dividend on Class A Common Stock, each bookkeeping account under the DSUP will be credited with an additional number of deferred stock units equal to the product of the dividend per share multiplied by the number of deferred stock units in the account on the dividend record date, divided by the fair market value of a share of Class A Common Stock on the dividend payment date. On the February 1st immediately following termination of the director’s service as a non-employee director, the director will generally receive a lump-sum cash payment equal to the number of deferred stock units credited to the director’s account multiplied by the average of the fair market value of a share of Class A Common Stock for the five business days immediately preceding such February 1st; however, a director may elect instead to receive payment in up to four annual installments. If the termination of service is after a change of control (described below): (i) payment will be made as soon as practicable following termination of the director’s service, rather than on the next February 1st; (ii) installment payments will not be available; (iii) the director’s payment will be based on the number of shares in his or her account immediately prior to the change of control; and (iv) with respect to the fair market value used to determine the value of stock units for payment, no averaging will be used and fair market value will generally be the closing price on the immediately preceding date for which a price was reported, except that if consideration is received by US Airways Group’s stockholders in the change of control transaction, the fair market value of a share of stock will be the value of per-share consideration received by stockholders pursuant to the change of control transaction. If the director was a member of the Board for at least five years prior to termination of service, or if the director terminated service due to death or disability, at the time of payment of benefits under the DSUP the director will receive an additional tax-gross up payment such that the net amount of the gross-up payment after deduction of federal, state and local income tax on the gross-up payment equals the total federal, state and local income tax owed by the director on the DSUP distribution payment. Deferred stock units are not transferable except by the laws of descent and distribution. No deferred stock units may be granted under the DSUP more than ten years after its effective date. The Board may alter, amend, suspend or terminate the DSUP at any time, but any such action may not affect a director’s rights under the DSUP without his or her consent.

Change of control is defined under the NDSIP and the DSUP as any of the following events: (i) an individual, entity or group acquires 30% or more of either the then-outstanding shares of US Airways Group’s common stock (the Outstanding Common Stock) or the combined voting power of US Airways Group’s then-outstanding voting securities entitled to vote generally in the election of directors (the Outstanding Voting Securities), excluding: (A) acquisitions from US Airways Group, (B) certain acquisitions by groups related to US Airways Group and its stockholders, (C) acquisitions following which the holders of Outstanding Common Stock and Outstanding Voting Securities prior to the acquisition own, in substantially the same proportions as their ownership immediately prior to the acquisition, more than 85% of the common stock and voting securities, respectively, of the acquiring corporation, and (D) acquisitions where the acquirer reports its beneficial ownership of Outstanding Common Stock and Outstanding Voting Securities on Schedule 13G pursuant to Rule 13d-1 of the Exchange Act; (ii) incumbent board members and individuals whose nomination or election is approved by a majority of the incumbent board members (or their incumbent-approved successors) cease to constitute a majority of the Board; (iii) a reorganization, merger or consolidation is consummated under which the beneficial owners of the Outstanding Common Stock or Outstanding Voting Securities immediately prior to such event beneficially own less than 85% of the resulting shares of common stock or voting securities, respectively, following the transaction, in substantially the same proportions as their ownership prior to the transaction; (iv) approval by US Airways Group’s stockholders of a complete liquidation or dissolution of US Airways Group; or (v) consummation of the sale or other disposition of all or substantially all of US Airways Group’s assets, other than to a corporation with respect to which beneficial owners of the Outstanding Common Stock and Outstanding Voting Securities before the transaction own more than 85% of the resulting shares of common stock or voting securities, respectively, in substantially the same proportions as their ownership prior to the transaction.

Compensation of Executive Officers

The following Summary Compensation Table sets forth the total compensation paid for the fiscal years ended December 31, 2004, 2003 and 2002 to the individuals who served as Chief Executive Officer of US Airways Group and US Airways during the 2004 fiscal year, each of the four other most highly compensated executive officers who were serving as executive officers as of December 31, 2004 of US Airways Group, US Airways or any other subsidiary of US Airways Group and one additional individual for whom disclosures would have been provided but who was not serving as an executive officer as of December 31, 2004 of US Airways Group, US Airways or any other subsidiary of US Airways Group (collectively referred to as the “named executive officers”).

The amounts shown in the table below for Restricted Stock Awards reflect amounts granted since US Airways Group and its subsidiaries emerged from the prior Chapter 11 reorganization on March 31, 2003. The ultimate recovery, if any, to holders of the common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity. The named executive officers also had previous restricted stock awards granted by US Airways Group’s predecessor company, but these shares were cancelled as a part of the 2003 Plan and the named executive officers received no consideration for this cancellation. The prior awards are described in the footnotes to the table.

Summary Compensation Table

		Annual Compensation							Long-Term Compensation
Name and Principal Position (1)	Year	Salary		Bonus (2)		Other Annual Compensation			Restricted Stock Awards (3)			Securities Underlying Options/ Warrants (#)		All Other Compensation (19)
Bruce R. Lakefield President and Chief Executive Officer	2004 2003 2002		$286,058 — —		— — —	$ $	81,369 77,399 —	(4) (4)	$ $	687,952 10,000 —	(11) (11)	288,800 5,000 —	(18) (18)		$46,882 — —

Alan W. Crellin Executive Vice President–Operations	2004 2003 2002	$ $ $	346,928 352,750 392,962	$ $	— 72,915 102,081	$ $ $	219,940 227,368 19,116	(5) (5) (5)	$	— 1,469,530 (12	(12) )	— 111,600 25,000	(18) (18)	$ $ $	354,550 376,256 75,375

Elizabeth K. Lanier Executive Vice President – Corporate Affairs, General Counsel and Secretary	2004 2003 2002	$ $	345,966 284,914 —	$	— 250,000 —	$ $	183,178 184,492 —	(6) (6)	$	— 1,382,856 —	(13)	— 111,600 —	(18)	$ $	249,732 267,266 —

Jerrold A. Glass Senior Vice President– Employee Relations	2004 2003 2002	$ $ $	313,405 319,550 248,769	$	— — 192,500	$ $ $	169,581 181,174 4,887	(7) (7) (7)	$	— 1,382,856 (14	(14) )	— 111,600 100,000	(18) (18)	$ $ $	239,379 270,023 32,673

B. Ben Baldanza Former Senior Vice President–Marketing and Planning	2004 2003 2002	$ $ $	347,246 352,750 397,212		— — —	$ $ $	196,946 201,880 17,041	(8) (8) (8)	$	— 1,382,856 —	(15)	— 111,600 —	(18)	$ $ $	270,027 285,191 54,454

David N. Siegel Former President and Chief Executive Officer	2004 2003 2002	$ $ $	198,462 600,000 533,654	$	— — 750,000	$ $ $	538,835 49,935 47,637	(9) (9) (9)	$	— 8,297,136 (16	(16) )	— 669,600 750,000	(18) (18)	$ $ $	5,654,000 48,955 115,465

Neal S. Cohen Former Executive Vice President–Finance and Chief Financial Officer	2004 2003 2002	$ $ $	128,889 394,250 306,923	$	— — 435,000	$ $ $	59,161 256,684 40,523	(10) (10) (10)	$	— 2,765,712 (17	(17) )	— 223,200 300,000	(18) (18)	$ $ $	1,607,670 364,081 46,099

(1)	Mr. Lakefield was appointed as President and Chief Executive Officer of US Airways Group and US Airways on April 19, 2004 following the departure of Mr. Siegel on that date. Mr. Cohen terminated his employment effective April 30, 2004. Mr. Baldanza served as Senior Vice President–Marketing and Planning through December 31, 2004, but terminated his employment effective January 15, 2005.

(2)	Amounts reflected for Mr. Crellin were earned in 2001 and paid in 12 monthly installments beginning in June 2002. Amounts reflected for Ms. Lanier and Messrs. Siegel and Cohen were paid in connection with their commencement of employment by US Airways and in lieu of foregone compensation from prior employers due to the change of employment. Awards for Mr. Glass were paid in connection with his commencement of employment by US Airways.

(3)

The figures in this column for 2004 and 2003 reflect the value of shares of US Airways Group’s Class A Common Stock subject to certain restrictions (Restricted Stock) on the date of grant using the per share value of the stock on the date of grant, as further described in footnotes 11 through 17 below. Additionally, in connection with US Airways Group’s and its subsidiaries’ Prior Bankruptcy, under the 2003 Plan all outstanding shares of common stock of US Airways Group’s predecessor corporation were cancelled on March 31, 2003, the effective date of the 2003 Plan. Consequently, all shares of predecessor corporation restricted stock granted to the named executive officers in 2002 have been cancelled, as further described below. The aggregate number of shares of Restricted Stock held by each of Ms. Lanier and Messrs. Lakefield, Crellin, Glass, Baldanza, Siegel and Cohen on December 31, 2004, and the respective fair market value of the stock on such date were, respectively: Mr. Lakefield – 471,200 shares, $537,168; Mr. Crellin – 188,400 shares, $214,776; Ms. Lanier – 188,400 shares, $214,776; Mr.

Glass – 188,400 shares, $214,776; Mr. Baldanza – 188,400 shares, $214,776; Mr. Siegel – 0 shares, $0; and Mr. Cohen – 1,594 shares, $1,817. The Restricted Stock is entitled to the same dividends, if any, payable on outstanding shares of Class A Common Stock. The ultimate recovery, if any, to holders of the common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity.

(4)	Amount disclosed for 2004 includes $29,371 for tax liability related to temporary living expenses, $9,835 in income and tax liability payments related to personal travel provided by US Airways, $2,663 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $39,500 for director fees paid for service as a member of the Board of Directors through April 19, 2004, which consists of fees paid for board and committee meeting attendance. Amount disclosed for 2003 includes $73,250 for director fees paid for service as a member of the Board of Directors, which amount includes an annual retainer, fees paid for board and committee meeting attendance, and service as Chairman of the Human Resources and Strategy and Finance Committees, and $4,149 in income and tax liability payments related to personal travel provided by US Airways.

(5)	Amount disclosed for 2004 includes $9,000 paid for automobile expenses, $7,668 in income and tax liability payments related to personal travel provided by US Airways, $4,386 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $198,886 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for 2003 includes $9,000 paid for automobile expenses, $1,081 in income and tax liability payments related to personal travel provided by US Airways, $2,730 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $214,557 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan. Amount disclosed for 2002 includes $10,229 in income and tax liabilities incurred in connection with certain compensation related expenses, $8,250 paid for automobile expenses and $637 for income and tax liability payment related to personal travel provided by US Airways.

(6)	Amount disclosed for 2004 includes $33,908 for tax liability related to temporary living expenses, $9,000 paid for automobile expenses, $16,904 in income and tax liability payments related to personal travel provided by US Airways, $2,346 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $121,020 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for 2003 includes $30,345 for tax liability related to temporary living expenses, $6,750 paid for automobile expenses, $20,650 in income and tax liability payments related to personal travel provided by US Airways, $2,275 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $124,472 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan.

(7)	Amount disclosed for 2004 includes $710 for tax and financial planning services, $9,000 paid for automobile expenses, $11,686 in income and tax liability payments related to personal travel provided by US Airways, $2,116 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $146,069 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for 2003 includes $1,055 for tax and financial planning services, $5,250 paid for automobile expenses, $13,272 in income and tax liability payments related to personal travel provided by US Airways, $1,606 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $159,991 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan. Amount disclosed for 2002 includes $4,887 for income and tax liability payments related to personal travel provided by US Airways.

(8)

Amount disclosed for 2004 includes $10,000 for tax and financial planning services, $9,000 paid for automobile expenses, $7,788 in income and tax liability payments related to personal travel provided by US Airways, $1,020 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $169,138 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for 2003 includes $10,000 for tax and financial planning services, $5,250 paid for automobile expenses, $3,229 in income and tax liability payments related to personal travel provided by US Airways, $1,187 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $182,214 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan. Amount disclosed for

2002 includes $13,884 in income and tax liabilities incurred in connection with certain compensation related expenses and $3,157 for income and tax liability payment related to personal travel provided by US Airways.

(9)	Amount disclosed for 2004 includes $12,000 for tax and financial planning services, $6,000 paid for automobile expenses, $26,815 in income and tax liability payments related to personal travel provided by US Airways, $579 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $493,441 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for 2003 includes $8,570 for tax and financial planning services, $18,000 paid for automobile expenses, $1,996 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $21,369 in income and tax liability payments related to personal travel provided by US Airways. Amount disclosed for 2002 includes $31,663 for tax liability related to relocation and moving expenses, $13,500 paid for automobile expenses and $2,474 in income and tax liability payments related to personal travel provided by US Airways.

(10)	Amount disclosed for 2004 includes $2,517 for tax liability related to temporary living expenses, $3,000 paid for automobile expenses, $8,710 in income and tax liability payments related to personal travel provided by US Airways, $350 for tax liability payments related to premiums paid by US Airways on a life insurance policy (as described in footnote 19) and $44,584 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan (as described in footnote 19). Amount disclosed for 2003 includes $1,500 for tax and financial planning services, $31,465 for tax liability related to temporary living expenses, $9,000 paid for automobile expenses, $13,701 in income and tax liability payments related to personal travel provided by US Airways, $1,211 for tax liability payments related to premiums paid by US Airways on a life insurance policy and $199,807 for tax liability payments related to company contributions under the US Airways Funded Executive Defined Contribution Plan. Amount disclosed for 2002 includes $31,392 for tax liability related to temporary living expenses, $6,000 paid for automobile expenses and $3,131 for income and tax liability payments related to personal travel provided by US Airways.

(11)	Amount disclosed for 2004 reflects an award of 471,200 shares of Restricted Stock to Mr. Lakefield effective May 19, 2004 based on a per share value of $1.46 on the grant date, vesting 25% on each of April 19, 2005, 2006, 2007 and 2008. Amount disclosed for 2003 reflects an award of 1,362.4 deferred stock units granted to Mr. Lakefield effective July 31, 2003, under the 2003 Nonemployee Director Deferred Stock Unit Plan, based on a per share value of $7.34 on the grant date. The deferred stock units are payable solely in cash upon termination of service as a member of the Board. The deferred stock units are entitled to dividend equivalents if any dividends are paid on the Class A Common Stock.

(12)	The amount disclosed for 2003 reflects an award of (a) 102,584 shares of Restricted Stock effective July 31, 2003, vesting 50% on June 30, 2005 and 50% on January 1, 2006, based on a per share value of $7.34 on the grant date, and (b) 85,816 shares of Restricted Stock effective October 16, 2003, vesting 100% on January 1, 2006, based on a per share value of $8.35 on the grant date. Because US Airways Group’s Class A Common Stock was not listed on the grant dates, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways Group’s Class A Common Stock in August 2003, and the $8.35 per share value is based on the weighted average trading price on the over-the-counter bulletin board for the five preceding days, due to the low trading volume on October 16, 2003. Mr. Crellin had shares of restricted stock of US Airways Group’s predecessor corporation which were canceled on March 31, 2003, the effective date of the 2003 Plan, and Mr. Crellin received no payment with respect to such cancellation. These cancelled shares were received pursuant to (a) an award effective January 16, 2002 of 10,000 shares of restricted common stock of US Airways Group’s predecessor corporation, vesting 25% on each of January 16, 2003 and the three succeeding anniversaries thereafter, with a value of $56,100 based on the closing price ($5.61) on the grant date; and (b) an award effective October 16, 2001 of 15,000 shares of restricted common stock of US Airways Group’s predecessor corporation, vesting 25% on November 15, 2001, 25% on December 1, 2002 and 25% on each of October 16, 2003 and October 16, 2004, with a value of $80,400 based on the closing price ($5.36) on the grant date.

(13)	Amount disclosed for 2003 reflects an award of 188,400 shares of Restricted Stock effective July 31, 2003, vesting 50% on June 30, 2005 and 50% on January 1, 2006, based on a per share value of $7.34 on the grant date. Because US Airways Group’s Class A Common Stock was not listed on the grant date, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways Group’s Class A Common Stock in August 2003.

(14)

The amount disclosed for 2003 reflects an award of 188,400 shares of Restricted Stock effective July 31, 2003, vesting 50% on June 30, 2005 and 50% on January 1, 2006, based on a per share value of $7.34 on the grant date.

Because US Airways Group’s Class A Common Stock was not listed on the grant date, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways Group’s Class A Common Stock in August 2003. Mr. Glass also had shares of restricted stock of US Airways Group’s predecessor corporation which were canceled on March 31, 2003, the effective date of the 2003 Plan, and Mr. Glass received no payment with respect to such cancellation. These cancelled shares were received pursuant to an award effective April 8, 2002 of 25,000 shares of restricted common stock of US Airways Group’s predecessor corporation, vesting 34% on April 8, 2003 and 33% on each of April 8, 2004 and April 8, 2005, with a value of $151,000 based on the closing price ($6.04) on the grant date.

(15)	The amount disclosed for 2003 reflects an award of 188,400 shares of Restricted Stock effective July 31, 2003, vesting 50% on June 30, 2005 and 50% on January 1, 2006, based on a per share value of $7.34 on the grant date. Because US Airways Group’s Class A Common Stock was not listed on the grant date, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways Group’s Class A Common Stock in August 2003. All of Mr. Baldanza’s shares of Restricted Stock were forfeited upon his termination of employment on January 15, 2005. Mr. Baldanza had shares of restricted stock of US Airways Group’s predecessor corporation which were canceled on March 31, 2003, the effective date of the 2003 Plan, and Mr. Baldanza received no payment with respect to such cancellation. These cancelled shares were received pursuant to an award effective October 16, 2001 of 15,000 shares of restricted common stock of US Airways Group’s predecessor corporation, vesting 25% on November 15, 2001, 25% on December 1, 2002 and 25% on each of October 16, 2003 and October 16, 2004, with a value of $80,400 based on the closing price ($5.36) on the grant date.

(16)	The amount disclosed for 2003 reflects an award of 1,130,400 shares of Restricted Stock to Mr. Siegel, based on a per share value of $7.34 on the grant date, vesting no later than January 1, 2006. Upon his termination of employment on April 19, 2004, the shares became fully vested. Because US Airways Group’s Class A Common Stock was not listed on the grant date, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways Group’s Class A Common Stock in August 2003. Mr. Siegel also had shares of restricted stock of US Airways Group’s predecessor corporation which were canceled on March 31, 2003, the effective date of US Airways Group’s 2003 Plan, and Mr. Siegel received no payment with respect to such cancellation. These cancelled shares were received pursuant to an award effective March 11, 2002 of 350,000 shares of restricted common stock of US Airways Group’s predecessor corporation, vesting 100% on March 11, 2005, with a value of $2,359,000 based on the closing price ($6.74) on the grant date.

(17)	The amount disclosed for 2003 reflects an award of 376,800 shares of Restricted Stock effective July 31, 2003, vesting 50% on January 1, 2005 and 50% on January 1, 2006, based on a per share value of $7.34 on the grant date. Upon his termination of employment on April 30, 2004, the shares became fully vested. Because US Airways Group’s Class A Common Stock was not listed on the grant date, the $7.34 per share value is based on the per share value determined pursuant to the 2003 Plan and also subsequently paid in a private placement of US Airways Group’s Class A Common Stock in August 2003. Mr. Cohen had shares of restricted stock of US Airways Group’s predecessor corporation which were canceled on March 31, 2003, the effective date of the 2003 Plan, and Mr. Cohen received no payment with respect to such cancellation. These cancelled shares were received pursuant to an award effective April 8, 2002 of 100,000 shares of restricted common stock of US Airways Group’s predecessor corporation, vesting 34% on April 8, 2003, and 33% on each of April 8, 2004 and April 8, 2005, with a value of $604,000 based on the closing price ($6.04) on the grant date.

(18)	Amounts shown for 2004 reflect options granted in 2004, as described under “Option Grants” below. Amounts shown for 2003 for all named executive officers other than Mr. Lakefield reflect Class A-1 Warrants (Warrants) granted in 2003 with an exercise price of $7.42 per share. Amounts shown for 2003 for Mr. Lakefield include options exercisable for 5,000 shares of Class A Common Stock granted pursuant to the 2003 Nonemployee Director Stock Incentive Plan. Amounts shown for 2002 reflect options exercisable for shares of common stock of US Airways Group’s predecessor corporation, all of which were cancelled on March 31, 2003, the effective date of the 2003 Plan. The respective officer did not receive any payment in connection with the cancellation of the options.

(19)

As further described herein, amounts disclosed include the value of life insurance benefits for the named executive officers and contributions to various defined contribution pension plans. Under the US Airways life insurance plan, individual life insurance coverage is available to executive officers, with US Airways paying the premium associated with this coverage. The following amounts reflect the dollar value of premiums paid by US Airways on life insurance policies in 2004 for its named executives: Mr. Lakefield – $3,805; Mr. Crellin – $6,321; Ms. Lanier – $3,381; Mr. Glass – $3,050; Mr. Baldanza – $1,470; Mr. Siegel – $780; and Mr. Cohen – $500. Amounts disclosed for 2004 include US Airways contributions to the US Airways Funded Executive Defined Contribution Plan and accruals under the US Airways Unfunded Executive Defined Contribution Plan, which were adopted during 2003 to replace supplemental retirement arrangements in effect before US Airways Group and US Airways’ prior bankruptcy reorganization, and which provide supplemental retirement benefits to the executives. The US Airways Funded Executive Defined Contribution Plan also provides for full funding of the benefits in a secular trust. The following amounts reflect the value of the benefits accrued under the US Airways Unfunded Executive Defined Contribution Plan during 2004 to the named executives: Mr. Lakefield – $0; Mr. Crellin – $73,580; Ms. Lanier – $32,786; Mr. Glass – $34,614; Mr. Baldanza – $34,991; Mr. Siegel – $91,714; and Mr. Cohen – $8,988. The following amounts reflect the value of the benefits contributed to the US Airways Funded Executive Defined Contribution Plan during 2004 to the named executives: Mr. Lakefield – $0; Mr. Crellin – $274,649; Ms. Lanier – $167,122; Mr. Glass – $201,715; Mr. Baldanza – $233,566; Mr. Siegel – $681,419; and Mr. Cohen – $61,568. During 2004, US Airways also made contributions to Mr. Siegel’s accounts in US Airways’ tax-qualified defined contribution plans, in the amount of $14,677. The other named executives did not receive company contributions under US Airways’ tax-qualified defined contribution plans during 2004. The amount reflected for 2004 also includes $43,077 in temporary living expenses for Mr. Lakefield, $46,443 in temporary living expenses for Ms. Lanier and $3,581 in temporary living expenses for Mr. Cohen. As a result of his termination of employment with US Airways Group and US Airways, Mr. Siegel was paid a cash severance payment in the amount of $4,725,410 and $75,000 for accrued but unused vacation time, each of which is included in the 2004 amount. In addition, Mr. Siegel was paid $681,419 in settlement of his benefits under the US Airways Funded Executive Defined Contribution Plan. This amount has been previously included, as described above, and is not separately shown in the total in the column. Also included in the 2004 amount is $65,000 paid to Mr. Siegel as reimbursement for legal fees incurred in connection with his separation agreements. As a result of his termination of employment with US Airways Group and US Airways, Mr. Cohen was paid a cash severance payment in the amount of $1,520,000 and $3,033 for accrued but unused vacation time, each of which is included in the 2004 amount. In addition, Mr. Cohen was paid $338,458 in settlement of his benefits under the US Airways Funded Executive Defined Contribution Plan. This amount has been previously included in the Summary Compensation Table and is not separately shown in the total included in the column. Also included in the 2004 amount is $10,000 paid to Mr. Cohen as reimbursement for legal fees incurred in connection with his separation agreement.

Option Grants

The following table sets forth information regarding the number and terms of options granted to the named executive officers pursuant to US Airways Group’s 2003 Stock Incentive Plan, as amended and restated, during the fiscal year ended December 31, 2004.

Option Grants in Last Fiscal Year

Name	Number of Shares Underlying Options Granted (1)	Percent of Total Options Granted to Employees in 2004 (2)	Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5% ($)	10% ($)
Bruce R. Lakefield	288,800	61.1%	$1.59	06/19/14	$288,783	$731,834
Alan W. Crellin	—	—	—	—	—	—
Elizabeth K. Lanier	—	—	—	—	—	—
Jerrold A. Glass	—	—	—	—	—	—
B. Ben Baldanza	—	—	—	—	—	—
David N. Siegel	—	—	—	—	—	—
Neal S. Cohen	—	—	—	—	—	—

(1)	The options vest 25% on each anniversary of April 19, 2004.

(2)	The total number of stock options granted to employees in 2004 was 472,340.

(3)	Amounts represent hypothetical gains assuming exercise at the end of the option term and assuming rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC. These assumptions are not intended to forecast future appreciation of US Airways Group’s stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. The actual gains, if any, on the option exercises will depend on the future performance of US Airways Group’s Class A Common Stock, the option holder’s continued employment through applicable vesting periods and the date on which the options are exercised and the underlying shares are sold. The closing price of US Airways Group’s Class A Common Stock on February 18, 2005 was $1.16 per share. The ultimate recovery, if any, to holders of the common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity.

Option and Warrant Exercises

There were no option or Warrant exercises by the named executive officers during the fiscal year ended December 31, 2004. The following table sets forth (i) the number of shares covered by options and Warrants (both exercisable and unexercisable) as of December 31, 2004 and (ii) the respective value for “in-the-money” options and Warrants, which represents the positive spread between the exercise price of existing options and Warrants and the fair market value of US Airways Group’s Class A Common Stock at December 31, 2004.

Aggregate Option/Warrant Exercises in Last Fiscal Year and

Fiscal Year-End Option/Warrant Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options/Warrants at Year-End (#)		Value of Unexercised In- The-Money Options/Warrants at Year-End (#)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce R. Lakefield	—	$—	—	288,800	$—	$—
Alan W. Crellin	—	$—	111,600	—	$—	$—
Elizabeth K. Lanier	—	$—	111,600	—	$—	$—
Jerrold A. Glass	—	$—	111,600	—	$—	$—
B. Ben Baldanza	—	$—	111,600	—	$—	$—
David N. Siegel	—	$—	669,600	—	$—	$—
Neal S. Cohen	—	$—	223,200	—	$—	$—

Retirement Benefits

Qualified Retirement Plan. US Airways previously maintained a defined benefit retirement plan (the Retirement Plan) for its salaried employees which provided noncontributory benefits based upon years of service and the employee’s highest three-year average annual compensation during the last ten calendar years of service. The Retirement Plan was frozen in 1991, but benefits accrued as of the date the plan was frozen remain outstanding until they are paid to participants. Under the Retirement Plan, benefits were generally payable commencing at age 65. However, the Retirement Plan provided reduced early retirement benefits commencing as early as age 55. Benefits under the Retirement Plan were integrated with the Social Security program. Compensation under the Retirement Plan included the employee’s total compensation as reported on Form W-2, plus exclusions from income due to employee elections under Sections 401(k), 125 and 132(f)(4) of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), minus any imputed income due to the exercise of stock options, income resulting from group term insurance, income imputed due to air pass privileges, expense reimbursements and deferred compensation received in the form of a lump sum distribution. This definition of compensation excludes the following items reported as compensation under the Summary Compensation Table: (i) imputed income from stock options, (ii) income resulting from group term insurance, (iii) income imputed due to air pass privileges, and (iv) certain expense reimbursements. On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the Retirement Plan, which the Bankruptcy Court approved on January 6, 2005. The Retirement Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for the plan. Other than Mr. Crellin, none of the named executive officers participated in the Retirement Plan. Mr. Crellin has two years of Credited Service under the Retirement Plan. Assuming retirement effective January 1, 2005 and payment in the form of a single life annuity under the Retirement Plan, Mr. Crellin would receive payments of $1,896.85 per month through January 31, 2009, reduced to $1,799.48 per month from February 1, 2009 through November 30, 2013, and further reduced to $1,755.22 per month on and after December

1, 2013. If the payment were made in the form of a joint and 50% survivor annuity with Mr. Crellin’s spouse as beneficiary under the Retirement Plan, Mr. Crellin would receive payments of $1,701.47 per month through January 31, 2009, reduced to $1,614.13 per month from February 1, 2009 through November 30, 2013, and further reduced to $1,574.43 per month on and after December 1, 2013, and upon Mr. Crellin’s death his surviving spouse would receive 50% of the monthly payment amounts for her life. As a result of the termination of the Retirement Plan, Mr. Crellin’s benefits may be reduced.

Executive Defined Contribution Plans. Messrs. Crellin, Glass and Baldanza and Ms. Lanier receive a defined contribution benefit under the US Airways Funded Executive Defined Contribution Plan and the US Airways Unfunded Executive Defined Contribution Plan (the Executive Plans), and Mr. Siegel and Mr. Cohen received benefits under the Executive Plans in connection with the termination of their employment during 2004. Under the Executive Plans, a contribution is credited to each participant each year, the amount of which is individually determined based upon age, service and projected earnings (including target annual bonus) such that the annual contribution to the Executive Plans and an assumed 8% investment return will achieve a target annual benefit of 50% of final average earnings (based on total cash compensation) at normal retirement age (age 62) when combined with the executive’s benefits under the tax-qualified retirement plans maintained by US Airways. The annual contribution to the Funded Executive Defined Contribution Plan may not exceed 64% of the executive’s earnings for the year, and the annual allocation to the Unfunded Executive Defined Contribution Plan may not exceed 16% of the executive’s earnings for the year. Under the Executive Plans, contributions for disabled executives will continue during the period of disability benefits, and contributions continue for the first twelve months following an executive starting an absence from work due to the birth, adoption or caring for a child after birth or adoption, or due to pregnancy. Furthermore, upon termination of an executive on or after the occurrence of a change in control (as defined in the Executive Plans), US Airways will make an additional contribution or allocation to the Executive Plans for the year in which the termination of employment occurs, in the amount equal to the allocations that US Airways would have had to make during the years for which US Airways would be required to continue to provide such benefits under the executive’s employment agreement or severance agreement. Participants in the Executive Plans do not receive employer contributions under the tax-qualified retirement plans sponsored by US Airways (including the 401(k) and money purchase pension plans) or under any other nonqualified defined contribution plans associated with the tax-qualified retirement plans.

Messrs. Crellin, Glass and Baldanza and Ms. Lanier receive a benefit based upon three years of credited service for each of the first five years of service (beginning on date of hire), and thereafter two years of credited service for each actual year of service up to a maximum of 30 years of credited service. Contributions and allocations are fully vested. In connection with his termination of employment on January 15, 2005, Mr. Baldanza received his benefits under the Executive Plans in accordance with the terms of the respective plans, as described below.

Eighty percent (80%) of the target benefit amount is calculated under the Funded Executive Defined Contribution Plan and reduced to present value based on actuarial assumption under that plan, which amount, less the maximum amount of 401(k) contributions permitted for the year, is contributed to a secular trust on a monthly basis, subject to certain limitations on the total amount that can be contributed on an annual basis. Participants also receive a payment to cover any income tax liabilities incurred in connection with the contributions to the secular trust. The remainder of the target benefit amount is unfunded and is credited to an account with an assumed annual 8% rate of return. Under letter agreements entered into with Ms. Lanier, Mr. Baldanza, Mr. Crellin and Mr. Glass on October 20, 2004, contributions under the Executive Plans after October 11, 2004 are subject to a 25% reduction. Distributions from the Funded Executive Defined Contribution Plan will be made to participants upon termination of employment in a single lump sum payment in cash. Distributions from the Unfunded Executive Defined Contribution Plan will be made to participants in a single lump sum payment in cash after the later of termination of employment or attainment of age 62.

Employment and Severance Agreements

US Airways has entered into employment agreements with Bruce R. Lakefield and Elizabeth K. Lanier. In addition, US Airways is a party to severance agreements, which in substance are employment agreements as well, with Alan W. Crellin, Jerrold A. Glass and B. Ben Baldanza. The Company has entered into a Separation Agreement and Supplemental Separation Agreement with David N. Siegel and a Separation and Consulting Agreement with Neal S. Cohen. All employment-related agreements with Mr. Lakefield, Mr. Crellin, Ms. Lanier and Mr. Glass have not yet been assumed and are subject to modification prior to the Company’s emergence from bankruptcy.

Employment Agreement with Bruce R. Lakefield

US Airways Group and US Airways entered into an Employment Agreement with Mr. Lakefield April 19, 2004, which is filed as Exhibit 10.6 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Term of Employment. The agreement provides for Mr. Lakefield to serve as US Airways’ Chief Executive Officer and President on an at-will basis. Upon a change of control, the agreement will become effective for a two-year term and terminate at the end of the two-year period.

Salary and Benefits. Under the agreement, Mr. Lakefield is entitled to an annual base salary of not less than $425,000, subject to annual increases consistent with those provided to other key employees. Under the agreement, Mr. Lakefield received 471,200 shares of restricted stock and a nonqualified option to purchase 288,800 shares of Class A Common Stock at a price of $1.59 per share, each under the 2003 Stock Incentive Plan, which awards vest in 25% increments on each April 19, beginning in 2005. In addition to base salary, the agreement provides that Mr. Lakefield will be awarded an annual bonus in accordance with US Airways Group’s Incentive Compensation Plan (ICP) (or successor plan) and will be eligible to participate in the Long-Term Incentive Plan (LTIP), each as determined by the Board or the Human Resources Committee. Mr. Lakefield waived his participation in the ICP and the LTIP until US Airways returns to profitability. Mr. Lakefield also waived participation in the Executive Plans and in all tax-qualified retirement plans and nonqualified retirement or deferred compensation plans sponsored by US Airways Group or US Airways. Mr. Lakefield is entitled to participate in all welfare benefit and fringe benefit plans provided to other officers. At the time the agreement was executed, those benefits included on-line first class, positive space travel privileges for business and pleasure for Mr. Lakefield and his eligible family members, as well as a limited number of non-eligible family members and unrelated persons, a gross-up payment (up to a maximum of $10,000) to cover his tax liability resulting from such travel, free access to US Airways Club facilities for him and his eligible family members and certain temporary living expenses.

Termination of Employment. Mr. Lakefield’s employment may be terminated at any time by mutual agreement, and terminates automatically upon his death. US Airways or US Airways Group may also terminate the agreement upon ten days’ written notice upon Mr. Lakefield’s disability, or immediately at any time for “cause” (as defined in the agreement). Mr. Lakefield may voluntarily terminate his employment, which may constitute termination for “good reason” upon certain events defined in the agreement. In the event of any termination by US Airways or US Airways Group for cause or by Mr. Lakefield for good reason, the terminating party must give written notice that indicates the specific termination provision in the agreement that is relied upon and sets forth in reasonable detail the facts and circumstances that are the basis for the termination, as well as the termination date, which may not be more than 15 days after the notice date.

Obligations Upon Termination. After two years of service with US Airways Group, including as a member of the Board, Mr. Lakefield will become vested in lifetime on-line, first class, positive space travel privileges for business and pleasure for him and his eligible family members. If Mr. Lakefield’s employment is terminated for cause, due to death or disability, or is voluntarily terminated by Mr. Lakefield without “good reason,” Mr. Lakefield is entitled to receive all salary and vacation accrued through the date of termination, within 30 days of the date of termination. If Mr. Lakefield’s employment is terminated due to death or disability, US Airways must also pay a prorated annual bonus if annual bonuses are paid to executives for the year in which termination occurs. If, prior to a change of control, US Airways or US Airways Group terminates Mr. Lakefield’s employment other than for cause or if Mr. Lakefield terminates his employment for good reason, (i) Mr. Lakefield is entitled to receive all salary and vacation accrued through the date of termination, within 30 days of the date of termination, and US Airways must pay a prorated annual bonus if annual bonuses are paid to executives for the year in which termination occurs, and (ii) Mr. Lakefield may negotiate a separate severance agreement providing severance pay and/or additional benefits, subject to his execution of a general release and covenant not to sue the company. If, within two years after a change of control, US Airways or US Airways Group terminates Mr. Lakefield’s employment other than for cause or if Mr. Lakefield terminates his employment for good reason, Mr. Lakefield is entitled to: (i) accrued but unpaid base salary and vacation; (ii) three times base salary (unreduced for any reductions then in effect) plus target annual bonus for the year in which termination occurs; (iii) three times the greater of 125% of unreduced base salary or the target LTIP award that would have been paid for the period ending in the year of termination; (iv) continuation of medical, dental, vision and prescription drug coverages for Mr. Lakefield and his dependents for 24 months on the same premium and coverage basis as active officers (or an equivalent payment); (v) continuation of life insurance coverage for 24 months (or an equivalent payment); and (vi) on-line travel privileges to Mr. Lakefield and his eligible family members for life.

Other Obligations. In the event that any of Mr. Lakefield’s compensation (whether required under the agreement or otherwise) would be subject to an excise tax under Internal Revenue Code Section 4999, US Airways is required to pay Mr. Lakefield an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment, Mr. Lakefield will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax). Mr. Lakefield agreed to hold US Airways Group’s and US Airways’ secret or confidential information, knowledge or data as confidential, including after termination of employment, and agreed to nonsolicitation of customers and employees for one year after termination.

Employment Agreement with Elizabeth K. Lanier

US Airways’ Employment Agreement with Ms. Lanier is dated as of March 1, 2003 and is filed as Exhibit 10.5 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003. The Employment Agreement was amended by a letter agreement dated October 20, 2004, which is filed as Exhibit 10.38 to US Airways Annual Report on Form 10-K for the year ended December 31, 2004.

Term of Employment. The agreement provides for Ms. Lanier to serve as US Airways’ Executive Vice President-Corporate Affairs and General Counsel. Ms. Lanier will serve for an initial term of three years, to be extended each year by one additional year unless either US Airways or Ms. Lanier provides notice that the term will not be extended, or, if a shorter period, until the first day of the month following Ms. Lanier’s 65th birthday (which is defined in the agreement as Ms. Lanier’s “normal retirement date”). Upon a “change of control” (as defined in the agreement), the term of the agreement is automatically extended through the third anniversary of the date of the change of control or through Ms. Lanier’s normal retirement date, whichever is earlier.

Salary and Benefits. Under the agreement, Ms. Lanier is entitled to an annual base salary of not less than $425,000 for the initial 12 months of the term, subject to a 17% salary reduction. Ms. Lanier is entitled to salary increases in accordance with increases awarded to other key employees and her salary generally may not be decreased, except that pursuant to a letter agreement that amended the employment agreement, Ms. Lanier is currently subject to an additional 10% salary reduction. In addition to base salary, the agreement provides that Ms. Lanier will be awarded an annual bonus determined by the Board or the Human Resources Committee in accordance with US Airways Group’s ICP (or successor plan). Ms. Lanier’s target percentage under the annual ICP each year will be no less than 60% of her base salary, and her maximum bonus opportunity each year will be no less than 120% of base salary. Ms. Lanier is eligible to participate in the LTIP with a target percentage no less than 80% of her base salary, and a maximum percentage no less than 160% of base salary. The agreement provides that Ms. Lanier will receive supplemental executive retirement benefits (which she now receives through participation in the Company’s Executive Plans, subject to a 25% reduction provided in the letter agreement that amended the employment agreement), and is entitled to equity awards consistent with those provided to other Executive Vice Presidents. Ms. Lanier is also entitled to participate in all incentive, savings, retirement and welfare benefit plans provided to other key employees. Under the agreement, Ms. Lanier is entitled to fringe benefits, office and support staff, and paid vacation, all in accordance with the most favorable practices with respect to other key employees. During 2004, those benefits included on-line first class, positive space travel privileges for business and pleasure for Ms. Lanier and her eligible family members, as well as a limited number of non-eligible family members and unrelated persons, a gross-up payment (up to a maximum of $10,000) to cover her tax liability resulting from such travel, free access to US Airways Club facilities for her and her eligible family members, an annual car allowance, and certain relocation benefits including up to 24 months of reasonable temporary living expenses.

Termination of Employment. Ms. Lanier’s employment may be terminated at any time by mutual agreement, and terminates automatically upon her death. US Airways may also terminate the agreement upon written notice after six months of Ms. Lanier’s continuous total and permanent disability, if Ms. Lanier does not return to work within 90 days after the written notice. US Airways may also terminate the agreement at any time for “cause” (as defined in the agreement). Ms. Lanier may voluntarily terminate her employment, which may constitute termination for “good reason” upon certain events defined in the agreement. In the event of any termination by US Airways for cause or by Ms. Lanier for good reason, the terminating party must give written notice that indicates the specific termination provision in the agreement that is relied upon and sets forth in reasonable detail the facts and circumstances that are the basis for the termination, as well as the termination date, which may not be more than 15 days after the notice date. In the event of a dispute regarding termination, the agreement and compensation continue in effect until the earlier of the resolution of the dispute or the end of the term of the agreement.

Obligations Upon Termination. If Ms. Lanier’s employment is terminated for cause, due to death or disability, or is voluntarily terminated by Ms. Lanier without “good reason,” US Airways must pay all salary (disregarding any impermissible salary decrease), deferred compensation and vacation accrued through the date of termination within 30 days of the date of termination. If Ms. Lanier’s employment is terminated due to death or disability, or is voluntarily terminated by Ms. Lanier without “good reason,” US Airways must also pay a prorated annual bonus based on the amount of Ms. Lanier’s annual bonus for the previous fiscal year. If, prior to a change of control and not in connection with a change of control, US Airways terminates Ms. Lanier’s employment other than for cause, disability or death or if Ms. Lanier terminates her employment for good reason: (i) US Airways will pay to Ms. Lanier a lump sum in cash within five days after the date of termination equal to the aggregate of Ms. Lanier’s accrued but unpaid base salary (disregarding any impermissible reductions), a prorated annual bonus (based on the higher of the target bonus applicable under the agreement, the bonus paid during, or the bonus paid with respect to, the most recent fiscal year), two times the sum of such annual base salary and Ms. Lanier’s target annual bonus for the year in which the termination occurs, any previously deferred compensation, and any accrued vacation pay; and (ii) for two years after the date of termination, US Airways will continue benefits to Ms. Lanier and/or her family as if the agreement had continued. If, after a change of control or prior to a change in control and in connection with a change of control, US Airways terminates Ms. Lanier’s employment other than for cause, disability or death or if Ms. Lanier terminates her employment for good reason: (i) US Airways will pay to Ms. Lanier a lump sum in cash within five days after the date of termination equal to the aggregate of Ms. Lanier’s accrued but unpaid base salary (disregarding any impermissible reductions), a prorated annual bonus (based on the higher of the target bonus applicable under the agreement, the bonus paid during, or the bonus paid with respect to, the most recent fiscal year), three times the sum of such annual base salary and such annual bonus, any previously deferred compensation, any accrued vacation pay, and an amount equal to the amount of additional benefits Ms. Lanier would receive under all US Airways retirement plans if Ms. Lanier continued employment through the term of the agreement; (ii) for purposes of eligibility for retiree benefits, Ms. Lanier shall be considered to have remained employed and retired on the last day of the term of the agreement; (iii) for three years after the date of termination, US Airways will continue benefits to Ms. Lanier and/or her family as if the agreement had continued; and (iv) at the end of the three-year period, US Airways will continue health insurance and on-line travel privileges to Ms. Lanier for life. In addition, as a participant in the LTIP, upon a change of control, she would be eligible for a payment for each three-year performance period under the LTIP that has not yet been completed in an amount that would have been payable to her if target performance had been met for each performance period. Further, upon termination of Ms. Lanier’s employment for any reason following the completion of at least 5 years of service, US Airways will continue to provide Ms. Lanier with on-line travel privileges for life.

Other Obligations. US Airways agreed to pay Ms. Lanier’s reasonable legal fees and expenses incurred as a result of any contest by US Airways or others of the validity or enforceability of, or liability under the agreement, plus interest. In addition, in the event that any of Ms. Lanier’s compensation (whether required under the agreement or otherwise) would be subject to an excise tax under Internal Revenue Code Section 4999, US Airways is required to pay Ms. Lanier an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment, Ms. Lanier will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax). Ms. Lanier agreed to hold US Airways Group’s and US Airways’ secret or confidential information, knowledge or data as confidential, including after termination of employment.

Severance Agreement with Alan W. Crellin

US Airways’ Severance Agreement with Mr. Crellin is dated as of June 26, 2002 and is filed as Exhibit 10.9 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002. The Severance Agreement was amended by letter agreements dated July 25, 2002 and October 20, 2004, which are filed as Exhibits 10.17 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 10.37 to US Airways Annual Report on Form 10-K for the year ended December 31, 2004, respectively

Term of Employment. The agreement provides for Mr. Crellin to serve as Executive Vice President of US Airways for an initial term of three years, to be extended each year by one additional year unless either US Airways or Mr. Crellin provides notice that the term will not be extended, or, if a shorter period, until the first day of the month following Mr. Crellin’s 65th birthday (which is defined in the agreement as Mr. Crellin’s “normal retirement date”). Upon a “change of control” (as defined in the agreement), the term of the agreement is automatically extended to the third anniversary of the date of the change of control or through Mr. Crellin’s normal retirement date, whichever is earlier.

Salary and Benefits. The agreement does not specify Mr. Crellin’s salary and benefits prior to the date of a change of control. However, pursuant to the letter agreements that amended the severance agreement, Mr. Crellin became subject to a 17% and an additional 10% salary reduction and a 25% reduction in retirement plan contributions effective October 11, 2004. Beginning on the date of a change of control and continuing for a period of three years thereafter, or until Mr. Crellin’s normal retirement date, if earlier, the agreement provides for minimum salary and benefits that must be provided to Mr. Crellin. US Airways will pay Mr. Crellin a base salary for the first 12 months of such period at a rate not less than his base salary in effect on the date of the change of control. Mr. Crellin’s salary may not be decreased thereafter and must be increased in accordance with pay increases provided to other executive vice president level employees. In addition, Mr. Crellin will be awarded an annual bonus determined by the Board or the Human Resources Committee in accordance with US Airways Group’s ICP or successor plan. In addition to base salary and annual bonus, Mr. Crellin will be entitled to participate in all incentive, savings, retirement and welfare benefit plans applicable to executive vice president level employees, under terms at least as favorable as the most favorable plans provided during the 90-day period prior to the change of control. Mr. Crellin will also be entitled to fringe benefits, including but not limited to space positive and space available travel privileges in all classes of service and cabins on all air carriers owned by US Airways and any of its affiliates, including all carriers owned by any individual, entity or group that has entered into an agreement that constitutes a change of control, and to paid vacation under terms at least as favorable as the most favorable travel privileges and vacation program provided during the 90-day period prior to the change of control. Mr. Crellin will continue to be entitled to all of the foregoing compensation and benefits, if applicable, during the first six months of Mr. Crellin’s total and permanent disability.

Termination of Employment. Mr. Crellin’s employment may be terminated at any time by mutual agreement, and terminates automatically upon his death. US Airways may also terminate the agreement upon written notice after six months of Mr. Crellin’s continuous total and permanent disability, if Mr. Crellin does not return to work within 90 days after the written notice. US Airways may also terminate the agreement at any time for “cause” (as defined in the agreement). Mr. Crellin may voluntarily terminate his employment, which may constitute termination for “good reason” upon certain events defined in the agreement. In the event of any termination by US Airways for cause or by Mr. Crellin for good reason within three years after a change of control and before Mr. Crellin’s normal retirement date, the terminating party must give written notice that indicates the specific termination provision in the agreement that is relied upon and sets forth in reasonable detail the facts and circumstances that are the basis for the termination, as well as the termination date, which may not be more than 15 days after the notice date. For post-change of control terminations, in the event of a dispute regarding termination, the agreement and compensation continue in effect until the earlier of the resolution of the dispute, Mr. Crellin’s normal retirement date, or the third anniversary of the date of the change of control.

Obligations Upon Termination. If Mr. Crellin’s employment is terminated for cause, due to death or disability, or is voluntarily terminated by Mr. Crellin without “good reason,” US Airways must pay all salary, deferred compensation and vacation accrued through the date of termination within 30 days of the date of termination. If termination is due to death or disability and occurs within three years after a change of control and before Mr. Crellin’s normal retirement date, US Airways must also pay a prorated annual bonus based on the amount of Mr. Crellin’s annual bonus for the previous fiscal year. If, prior to a change of control and not in connection with a change of control, US Airways terminates Mr. Crellin’s employment other than for cause, disability or death or if Mr. Crellin terminates his employment for good reason, US Airways will pay to Mr. Crellin in a lump sum in cash within 30 days after the date of termination the aggregate of Mr. Crellin’s accrued but unpaid base salary, deferred compensation and benefits, plus an amount equal to two times the sum of his annual rate of base salary and his target annual bonus. If, after a change of control, or prior to a change of control but in connection with a change of control, US Airways terminates Mr. Crellin’s employment other than for cause, disability or death or if Mr. Crellin terminates his employment for good reason: (i) US Airways will pay to Mr. Crellin a lump sum in cash within 30 days after the date of termination equal to the aggregate of Mr. Crellin’s accrued but unpaid base salary (disregarding any impermissible reductions in Mr. Crellin’s salary), a prorated annual bonus (based on the higher of the target bonus immediately in effect prior to the change of control, the bonus paid during, or the bonus paid with respect to, the most recent fiscal year ending after the change of control), three times the sum of such annual base salary and such annual bonus, any previously deferred compensation, and any accrued vacation pay; (ii) for three years after the date of termination, US Airways will continue benefits to Mr. Crellin and/or his family as if the agreement had continued; (iii) for purposes of eligibility for retirement, Mr. Crellin shall be considered to have remained employed until the third anniversary of the date of termination; and (iv) US Airways will provide continuation of travel privileges for life. In addition, as a participant in the LTIP, upon a change of control, he would be eligible for a payment for each three-year performance period under the LTIP that has not yet been completed in an amount that would have been payable to him if target performance had been met for each performance period. Upon termination of Mr. Crellin’s employment for any reason following the fifth anniversary of his date of employment, he will be entitled to lifetime travel privileges.

Other Obligations. US Airways agreed to pay Mr. Crellin’s reasonable legal fees and expenses incurred as a result of any contest by US Airways or others of the validity or enforceability of, or liability under the agreement, plus interest. In the case of a contest regarding (i) payments upon termination of Mr. Crellin’s employment prior to a change of control and not in connection with a change of control other than for cause, disability or death or termination by Mr. Crellin for good reason, or (ii) lifetime travel privileges following Mr. Crellin’s fifth anniversary of employment, US Airways is only required to make such payments if Mr. Crellin prevails on at least one material issue in such contest. In addition, in the event that any of Mr. Crellin’s compensation (whether required under the agreement or otherwise) would be subject to an excise tax under Section 4999 of the Internal Revenue Code, US Airways is required to pay Mr. Crellin an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment, Mr. Crellin will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax). Mr. Crellin agreed to hold US Airways Group’s and US Airways’ confidential and proprietary information as confidential, including after termination of employment. If Mr. Crellin violates this confidentiality agreement, any payments due under the agreement are forfeited.

First Amendment to Severance Agreement. US Airways entered into a First Amendment to Mr. Crellin’s Severance Agreement on March 31, 2003 that is filed as Exhibit 10.3 to US Airways’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. The Amendment provides that (1) no change of control will be deemed to have occurred in connection with transactions under the RSA investment agreement or in connection with US Airways’ emergence from the Prior Bankruptcy and (2) any relocation of US Airways’ headquarters outside of the Washington, D.C. metropolitan area will constitute good reason for Mr. Crellin to terminate his employment.

Severance Agreement with Jerrold A. Glass

US Airways’ Severance Agreement with Mr. Glass is dated as of April 8, 2002 and is filed as Exhibit 10.10 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002. The Severance Agreement was amended by letter agreements dated July 25, 2002 and October 20, 2004, which are filed as which are filed as Exhibit 10.18 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 10.40 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004, respectively.

Term of Employment. The agreement provides for Mr. Glass to serve as Senior Vice President of US Airways for an initial term of three years, to be extended each year by one additional year unless either US Airways or Mr. Glass provides notice that the term will not be extended, or, if a shorter period, until the first day of the month following Mr. Glass’s 65th birthday (which is defined in the agreement as Mr. Glass’s “normal retirement date”). Upon a “change of control” (as defined in the agreement), the term of the agreement is automatically extended to the third anniversary of the date of the change of control or through Mr. Glass’s normal retirement date, whichever is earlier.

Salary and Benefits. The agreement does not specify Mr. Glass’s salary and benefits prior to the date of a change of control. However, pursuant to the letter agreements that amended the severance agreement, Mr. Glass became subject to a 17% and an additional 10% salary reduction and a 25% reduction in retirement plan contributions effective October 11, 2004. Beginning on the date of a change of control and continuing for a period of three years thereafter, or until Mr. Glass’s normal retirement date, if earlier, the agreement provides for minimum salary and benefits that must be provided to Mr. Glass. US Airways will pay Mr. Glass a base salary for the first 12 months of such period at a rate not less than his base salary in effect on the date of the change of control. Mr. Glass’s salary may not be decreased thereafter and must be increased in accordance with pay increases provided to other senior vice president level employees. In addition, Mr. Glass will be awarded an annual bonus determined by the Board or the Human Resources Committee in accordance with US Airways Group’s ICP or successor plan. In addition to base salary and annual bonus, Mr. Glass will be entitled to participate in all incentive, savings, retirement and welfare benefit plans applicable to senior vice president level employees, under terms at least as favorable as the most favorable plans provided during the 90-day period prior to the change of control. Mr. Glass will also be entitled to fringe benefits, including but not limited to space positive and space available travel privileges in all classes of service and cabins on all air carriers owned by US Airways and any of its affiliates, including all carriers owned by any individual, entity or group that has entered into an agreement that constitutes a change of control, and to paid vacation under terms at least as favorable as the most favorable travel privileges and vacation program provided during the 90-day period prior to the change of control. Mr. Glass will continue to be entitled to all of the foregoing compensation and benefits, if applicable, during the first six months of Mr. Glass’s total and permanent disability.

Termination of Employment. Mr. Glass’s employment may be terminated at any time by mutual agreement, and terminates automatically upon his death. US Airways may also terminate the agreement upon written notice after six months of Mr. Glass’s continuous total and permanent disability, if Mr. Glass does not return to work within 90 days after the written notice. US Airways may also terminate the agreement at any time for “cause” (as defined in the agreement). Mr. Glass may voluntarily terminate his employment, which may constitute termination for “good reason” upon certain events defined in the agreement. In the event of any termination by US Airways for cause or by Mr. Glass for good reason within three years after a change of control and before Mr. Glass’s normal retirement date, the terminating party must give written notice that indicates the specific termination provision in the agreement that is relied upon and sets forth in reasonable detail the facts and circumstances that are the basis for the termination, as well as the termination date, which may not be more than 15 days after the notice date. For post-change of control terminations, in the event of a dispute regarding termination, the agreement and compensation continue in effect until the earlier of the resolution of the dispute, Mr. Glass’s normal retirement date, or the third anniversary of the date of the change of control.

Obligations Upon Termination. If Mr. Glass’s employment is terminated for cause, due to death or disability, or is voluntarily terminated by Mr. Glass without “good reason,” US Airways must pay all salary, deferred compensation and vacation accrued through the date of termination within 30 days of the date of termination. If termination is due to death or disability and occurs within three years after a change of control and before Mr. Glass’s normal retirement date, US Airways must also pay a prorated annual bonus based on the amount of Mr. Glass’s annual bonus for the previous fiscal year. If, prior to a change of control and not in connection with a change of control, US Airways terminates Mr. Glass’s employment other than for cause, disability or death or if Mr. Glass terminates his employment for good reason, US Airways will pay to Mr. Glass in a lump sum in cash within 30 days after the date of termination the aggregate of Mr. Glass’s accrued but unpaid base salary, deferred compensation and benefits, plus an amount equal to two times the sum of his annual rate of base salary and his target annual bonus. If, after a change of control, or prior to a change of control but in connection with a change of control, US Airways terminates Mr. Glass’s employment other than for cause, disability or death or if Mr. Glass terminates his employment for good reason: (i) US Airways will pay to Mr. Glass a lump sum in cash within 30 days after the date of termination equal to the aggregate of Mr. Glass’s accrued but unpaid base salary (disregarding any impermissible reductions in Mr. Glass’s salary), a prorated annual bonus (based on the higher of the target bonus immediately in effect prior to the change of control, the bonus paid during, or the bonus paid with respect to, the most recent fiscal year ending after the change of control), three times the sum of such annual base salary and such annual bonus, any previously deferred compensation, and any accrued vacation pay; (ii) for three years after the date of termination, US Airways will continue benefits to Mr. Glass and/or his family as if the agreement had continued; (iii) for purposes of eligibility for retirement, Mr. Glass shall be considered to have remained employed until the third anniversary of the date of termination; and (iv) US Airways will provide continuation of travel privileges for life. In addition, as a participant in the LTIP, upon a change of control, he would be eligible for a payment for each three-year performance period under the LTIP that has not yet been completed in an amount that would have been payable to him if target performance had been met for each performance period. Upon termination of Mr. Glass’s employment for any reason following the fifth anniversary of his date of employment, he will be entitled to lifetime travel privileges.

Other Obligations. US Airways agreed to pay Mr. Glass’s reasonable legal fees and expenses incurred as a result of any contest by US Airways or others of the validity or enforceability of, or liability under the agreement, plus interest. In the case of a contest regarding (i) payments upon termination of Mr. Glass’s employment prior to a change of control and not in connection with a change of control other than for cause, disability or death or termination by Mr. Glass for good reason, or (ii) lifetime travel privileges following Mr. Glass’s fifth anniversary of employment, US Airways is only required to make such payments if Mr. Glass prevails on at least one material issue in such contest. In addition, in the event that any of Mr. Glass’s compensation (whether required under the agreement or otherwise) would be subject to an excise tax under Section 4999 of the Internal Revenue Code, US Airways is required to pay Mr. Glass an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment, Mr. Glass will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax). Mr. Glass agreed to hold US Airways Group’s and US Airways’ confidential and proprietary information as confidential, including after termination of employment. If Mr. Glass violates this confidentiality agreement, any payments due under the agreement are forfeited.

First Amendment to Severance Agreement. US Airways entered into a First Amendment to Mr. Glass’s Severance Agreement on March 31, 2003 that is filed as Exhibit 10.33 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004. The Amendment provides that (1) no change of control will be deemed to have occurred in connection with transactions under the RSA investment agreement or in connection with US Airways’ emergence from the Prior Bankruptcy and (2) any relocation of US Airways’ headquarters outside of the Washington, D.C. metropolitan area will constitute good reason for Mr. Glass to terminate his employment.

Severance Agreement with B. Ben Baldanza

US Airways’ Severance Agreement with Mr. Baldanza is dated as of June 26, 2002 and is filed as Exhibit 10.14 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003. The Severance Agreement was amended by letter agreements dated July 25, 2002 and October 20, 2004, which are filed as Exhibits 10.18 to Amendment No. 1 to US Airways’ Annual report on Form 10-K for the year ended December 31, 2002) and Exhibit 10.35 to US Airways Annual Report on Form 10-K for the year ended December 31, 2004, respectively. The Severance Agreement was also amended by a First Amendment on March 31, 2003, which is filed as Exhibit 10.15 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003. The Amendment provided that (1) no change of control was deemed to have occurred in connection with transactions under the RSA investment agreement or in connection with US Airways’ emergence from the Prior Bankruptcy and (2) any relocation of US Airways’ headquarters outside of the Washington, D.C. metropolitan area will constitute good reason for Mr. Baldanza to terminate his employment. Mr. Baldanza terminated his employment with the Company effective January 15, 2005, and the Company does not intend to assume the Severance Agreement, as amended, in connection with the Chapter 11 proceedings.

Term of Employment, Salary and Benefits. The agreement provided for Mr. Baldanza to serve as Senior Vice President of US Airways for an initial term of three years, to be extended each year by one additional year unless either US Airways or Mr. Baldanza provided notice that the term will not be extended. The agreement also provided that Mr. Baldanza’s employment could be terminated at any time by mutual agreement, and terminated automatically upon his death. US Airways had the right terminate the agreement in the event of Mr. Baldanza’s continuous total and permanent disability or for “cause” (as defined in the agreement), and Mr. Baldanza had the right to terminate his employment for “good reason” upon certain events defined in the agreement. Mr. Baldanza’s voluntary termination of his agreement effective January 15, 2005 was not for “good reason.”

The agreement did not specify Mr. Baldanza’s salary and benefits prior to the date of a change of control. However, pursuant to the letter agreements that amended the severance agreement, Mr. Baldanza had been subject to a 17% and became subject to an additional 10% salary reduction and a 25% reduction in retirement plan contributions effective October 11, 2004. Beginning on the date of a change of control and continuing for a period of three years thereafter, or until Mr. Baldanza’s normal retirement date, if earlier, the agreement provided for minimum salary and benefits that must be provided to Mr. Baldanza.

Obligations Upon Termination. The agreement provided for various payments to Mr. Baldanza upon termination for cause, for good reason, upon death or disability or due to a change of control, which are described in detail in US Airways Group’s proxy statement for its 2004 annual meeting of shareholders. Due to his voluntary termination without good reason, these provisions no longer apply. As provided in the agreement, upon voluntary termination of the agreement by Mr. Baldanza without good reason, US Airways paid all salary, deferred compensation and vacation accrued by Mr. Baldanza through the date of termination.

Other Obligations. Upon termination of Mr. Baldanza’s employment for any reason following the fifth anniversary of his date of employment, he was entitled to lifetime travel privileges. US Airways also agreed to pay Mr. Baldanza’s reasonable legal fees and expenses incurred as a result of any contest by US Airways or others of the validity or enforceability of, or liability under the agreement, plus interest. In the case of a contest regarding (i) payments upon termination of Mr. Baldanza’s employment prior to a change of control and not in connection with a change of control other than for cause, disability or death or termination by Mr. Baldanza for good reason, or (ii) lifetime travel privileges following Mr. Baldanza’s fifth anniversary of employment, US Airways is only required to make such payments if Mr. Baldanza prevails on at least one material issue in such contest. In addition, in the event that any of Mr. Baldanza’s compensation (whether required under the agreement or otherwise) would be subject to an excise tax under Section 4999 of the Internal Revenue Code, US Airways is required to pay Mr. Baldanza an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment, Mr. Baldanza will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax). Mr. Baldanza agreed to hold US Airways Group’s and US Airways’ confidential and proprietary information as confidential, including after termination of employment. If Mr. Baldanza violates this confidentiality agreement, any payments due under the agreement are forfeited. The obligations set forth in this paragraph will no longer apply if the Company does not assume the Severance Agreement, as amended, in connection with the Chapter 11 proceedings.

Separation Agreement with David N. Siegel

US Airways Group and US Airways entered into a Separation Agreement with Mr. Siegel dated April 23, 2004, which is filed as Exhibit 10.10 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

The agreement provided that Mr. Siegel’s service as President and Chief Executive Officer of Airways was terminated by Mr. Siegel for “good reason” on April 19, 2004. The agreement provided for a cash severance payment of $4,725,410, which was paid in a single lump sum. In addition, 669,600 outstanding Warrants held by Mr. Siegel became fully vested and remain exercisable until April 1, 2010. 1,130,400 shares of restricted stock held by Mr. Siegel became fully vested under the agreement. Mr. Siegel is also entitled to continue participating in certain employee benefits for three years. The agreement required US Airways to reimburse Mr. Siegel up to $15,000 for his legal fees incurred in connection with the separation agreement. The agreement requires Mr. Siegel to protect US Airways’ and US Airways Group’s confidential information for three years and not to solicit customers, clients or employees for six months. The agreement provided for mutual general releases of claims.

Supplemental Separation Agreement with David N. Siegel

US Airways Group and US Airways entered into a Supplemental Separation Agreement with Mr. Siegel dated May 19, 2004, which is filed as Exhibit 10.11 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. The Supplemental Separation Agreement supplemented the initial Separation Agreement described above, and in particular, provided the supplemental executive retirement benefits for Mr. Siegel.

Under the agreement, Mr. Siegel became entitled to benefits under the Executive Plans. The total contribution under the Funded Executive Defined Contribution Plan for Mr. Siegel was $681,419, which was paid to Mr. Siegel as provided in the plan. In addition, Mr. Siegel received a tax gross-up payment of $493,441. The allocation under the Unfunded Executive Defined Contribution Plan for Mr. Siegel was $91,714, which is distributable to Mr. Siegel in accordance with the terms of that plan. The agreement required Mr. Siegel to cooperate with US Airways and US Airways Group for six months after the date of his termination of employment and to reasonably assist on all matters related to his employment and the conduct of business, including any litigation. US Airways agreed to reimburse Mr. Siegel up to an additional $50,000 for his legal fees incurred in connection with the separation agreement and supplemental separation agreement. The agreement also entitled Mr. Siegel to receive $75,000 for accrued but unused vacation time. Mr. Siegel also agreed not to solicit customers, clients or employees for six months, and the agreement provided for mutual general releases of claims.

Employment Agreement with David N. Siegel

US Airways’ Employment Agreement with Mr. Siegel was dated as of March 11, 2002 and was filed as Exhibit 10.41 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2001. In addition, a letter agreement between US Airways and Mr. Siegel dated as of March 11, 2002, which supplemented the employment agreement, was filed as Exhibit 10.49 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2001. Mr. Siegel’s employment agreement and the supplementary letter agreement were terminated and superseded by the separation agreement and supplemental separation agreement described above, except that the following provisions of the employment agreement survived: (i) US Airways agreed to pay Mr. Siegel’s reasonable legal fees and expenses incurred as a result of any contest by US Airways or others of the validity or enforceability of, or liability under, the separation agreement and supplemental separation agreement, plus interest, and (ii) in the event that any of Mr. Siegel’s compensation would be subject to an excise tax under Internal Revenue Code Section 4999, US Airways is required to pay Mr. Siegel an additional gross-up payment, such that after payment of all taxes, including interest or penalties, on the gross-up payment, Mr. Siegel will retain an amount of the gross-up payment equal to the excise tax (and any penalties and interest on the excise tax).

Separation and Consulting Agreement with Neal S. Cohen

US Airways Group and US Airways entered into a Separation and Consulting Agreement with Mr. Cohen dated April 30, 2004, which is filed as Exhibit 10.12 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

The agreement provided that Mr. Cohen’s service as Executive Vice President and Chief Financial Officer of Airways was terminated by Mr. Cohen for “good reason” on April 30, 2004. The agreement provided for a cash severance payment of $1,523,033, which was paid in a single lump sum. In addition, 223,200 outstanding Warrants held by Mr. Cohen were fully vested and remain exercisable until April 1, 2010. 376,800 shares of restricted stock held by Mr. Cohen became fully vested under the agreement. The agreement provided that Mr. Cohen would provide consulting services for three months, which could be extended by mutual written agreement. For the consulting services, Mr. Cohen received $50,000 per month, plus $20,000 per month in future first class travel on Airways at a value of $200 per domestic flight round trip, $400 per Caribbean flight round trip and $600 per European flight round trip, prorated for partial months. The agreement required US Airways to reimburse Mr. Cohen up to $10,000 for his legal fees incurred in connection with the separation agreement. The agreement requires Mr. Cohen to protect US Airways’ and US Airways Group’s confidential information for one year, and not to solicit customers, clients or employees for nine months. The agreement provided for mutual general releases of claims.

Severance Agreement with Neal S. Cohen

US Airways’ Severance Agreement with Mr. Cohen was dated as of April 8, 2002 and was filed as Exhibit 10.8 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002. Mr. Cohen’s severance agreement was terminated and superseded by the separation agreement described above.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers or directors serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board of Directors or Human Resources Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table gives information about the Company’s Class A Common Stock, Options, Restricted Stock and Warrants that may be issued under all of its existing equity compensation plans as of December 31, 2004, which include:

•	2004 Omnibus Stock Incentive Plan of US Airways Group, Inc.

•	2003 Stock Incentive Plan, as amended and restated, of US Airways Group, Inc.

•	2003 Nonemployee Director Stock Incentive Plan, as amended

•	Shares of restricted Class A Common Stock issued to employees in accordance with the terms of the 2003 Plan and the Company’s collective bargaining agreements with certain labor groups.

The 2003 Stock Incentive Plan, as amended and restated, was approved by the Company’s stockholders at the Annual Meeting of Stockholders held May 19, 2004. The other plans above have not previously been specifically approved by the Company’s stockholders. The allocation of shares for the grants to employees were approved by the bankruptcy court as part of the Company’s 2003 Plan, which under Section 303 of the Delaware General Corporation Law has like effect to stockholder approval.

As a result of the current Chapter 11 proceedings, the plans listed above will either be terminated or modified in connection with the confirmation of a plan of reorganization. The ultimate recovery, if any, to holders of the equity securities granted under these plans will not be determined until such confirmation. The plan of reorganization could result in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (4)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)
Equity Compensation Plans Approved by Stockholders	15,644,347	(1)(2)	$6.57	532,097		16,176,444
Equity Compensation Plans Not Approved by Stockholders	86,397	(3)	$4.18	2,208,063	(5)	500,000

TOTAL	15,730,744			2,740,160		16,676,444

(1)	Includes all shares of restricted Class A Common Stock allocated to the various labor groups under the Company’s 2003 Plan, as described below, that had not vested as of December 31, 2004. As noted above, the allocation of securities for the grants to employees were approved by the 2003 Plan, which has the same effect as stockholder approval.

(2)

Includes the following securities granted under the Company’s 2003 Stock Incentive Plan, as amended and restated: 1,997,108 shares of restricted Class A Common Stock that had not vested as of December 31, 2004; 2,118,490 Warrants exercisable for shares of Class A Common Stock; and 357,390 options exercisable for shares of Class A

Common Stock. All Warrants are issued with a corresponding number of shares of Class A Preferred Stock equal to the number of shares of Class A Common Stock for which the Warrants are exercisable.

(3)	Includes 86,397 stock options exercisable for shares of Class A Common Stock granted under the 2003 Nonemployee Director Stock Incentive Plan, as amended.

(4)	Does not include the shares of restricted Class A Common Stock included in column (a), due to the fact that the restricted stock does not have an exercise price.

(5)	Includes 408,603 shares of Class A Common Stock under the Company’s 2003 Nonemployee Director Stock Incentive Plan, as amended and 1,800,000 shares of Class A Common Stock under the Company’s 2004 Omnibus Stock Incentive Plan.

2004 Omnibus Stock Incentive Plan

The Board of Directors of US Airways Group, Inc. adopted the US Airways Group, Inc. 2004 Omnibus Stock Incentive Plan (the “Omnibus Plan”) on August 4, 2004, to replace the 2003 Stock Incentive Plan. As noted above, due to the current Chapter 11 proceedings, the Omnibus Plan will either be terminated or modified in connection with the confirmation of a plan of reorganization. The Board of Directors has reserved a total of 1,800,000 shares of Class A Common Stock for issuance under the Omnibus Plan. Pursuant to the Omnibus Plan, no further awards may be granted under the 2003 Stock Incentive Plan. Under the Omnibus Plan, employees of US Airways Group and its affiliates are eligible to receive grants of qualified and nonqualified stock options, reload options, stock appreciation rights, restricted stock, restricted stock units, performance-based shares and units, Class A-1 Warrants coupled with shares of Class A Preferred Stock and/or cash awards. A committee appointed by US Airways Group’s Board of Directors will select award recipients, determine the terms of each award, and interpret the plan. Awards become vested as determined by the committee, but all awards generally become immediately vested upon the participant’s death, disability or retirement after age 62, and upon a change in control of US Airways Group, although vesting is accelerated for performance-based awards on a pro rata basis.

2003 Nonemployee Director Stock Incentive Plan

The US Airways Group, Inc. 2003 Nonemployee Director Stock Incentive Plan has not been approved by the Company’s stockholders. See Item 11. Executive Compensation-Compensation of Directors above for a description of the material terms of the plan.

Restricted Class A Common Stock

Under the terms of the 2003 Plan and collective bargaining agreements, US Airways Group was required to issue a total of 23,028,687 shares of restricted stock to individuals designated by various labor groups. The restricted stock is subject to restrictions on sale, assignment, transfer and other encumbrance prior to vesting, but holders of the restricted shares otherwise have all of the rights of a stockholder. The restricted stock generally became vested and nonforfeitable with respect to 50% of each grant on July 31, 2003, and an additional 25% was scheduled to vest on each of January 1, 2005 and January 1, 2006. These vesting provisions are subject to the provisions of the Notices of Restricted Stock Grant as described below for each union. Except as provided in the Notices of Restricted Stock Grant for each union, a holder of restricted stock must be employed by US Airways on each vesting date in order for the shares of restricted stock to vest. The IAM, CWA, AFA and the TWU dispatchers agreed to postpone the January 1, 2005 vesting to June 30, 2005. Shares held by members of the ALPA and the TWU flight crew training instructors and flight simulator engineers vested, and income tax withholding payments were either deducted from the paychecks of active employees or invoiced to in-active employees, with the shares subject to forfeit if the withholding tax is not paid. Any shares forfeited are re-allocated as directed by the applicable union.

The Notices of Restricted Stock Grant for shares issued pursuant to the collective bargaining agreement between US Airways and the IAM provide that an employee who retires or dies prior to full vesting will receive the next 25% of vesting as of the vesting date immediately after retirement or death, but will not vest in any additional shares thereafter. Employees who retired before June 1, 2003 received 25% vesting. Employees who retired before July 31, 2003 received 50% vesting. An employee who resigns or is terminated for cause will forfeit any unvested shares, except that an employee who resigned or was terminated for cause between June 1, 2003 and July 31, 2003 received the first 25% of vesting. Employees who take a leave of absence or are furloughed continue to vest on the same schedule as active employees, and are taxed on all remaining shares granted but not yet vested on the first vesting date after the furlough begins. Except as described in the preceding sentences, upon termination of employment, all unvested shares are forfeited.

The Notices of Restricted Stock Grant for shares issued pursuant to the collective bargaining agreement between US Airways and the CWA provide that in order for the employees’ shares of restricted stock to vest on any vesting date, the individual must have been on the CWA Passenger Service Employees seniority list as of September 17, 2002. In addition, in order to receive the first 50% vesting on July 31, 2003, the employee (i) must have worked as a Passenger Service Employee on at least one date between September 17, 2002 and July 31, 2003, and (ii) must continue to be on the Passenger Service Employees seniority list as of July 31, 2003. Individuals who met those eligibility criteria as of May 31, 2003, but were not on the seniority list as of July 31, 2003, vested in 25% of their restricted stock and the remainder was forfeited. In order to receive the next 25% vesting on January 1, 2005, the eligible employee (i) must have worked as a Passenger Service Employee on at least one date between August 1, 2003 and December 31, 2004, and (ii) must continue to be on the Passenger Service Employees seniority list as of January 1, 2005. In order to receive the final 25% vesting on January 1, 2006, the eligible employee (i) must have worked as a Passenger Service Employee on at least one date between January 1, 2005 and December 31, 2005, and (ii) must continue to be on the Passenger Service Employees seniority list as of January 1, 2006. Upon termination of employment, all unvested shares are forfeited, and upon each vesting date, all shares which do not vest are forfeited.

The Notices of Restricted Stock Grant for shares issued pursuant to the collective bargaining agreement between US Airways and the AFA provide that all eligible employees on each vesting date will receive an equal number of whole shares from the union’s vested pool on that vesting date. Shares remaining from the July 31, 2003 and January 1, 2005 vesting dates will go into a pool for distribution among eligible employees upon the final vesting date. After the final vesting date, once all employees have received an equal number of whole shares, any remaining shares will be distributed to employees in order of seniority. An employee who resigns, retires, is terminated or dies will forfeit any unvested shares. Employees whose status reflects Involuntary Furlough, Long-Term Disability, Long Term Disability - Social Security Award, Supervisor, Training Instructor, Company Business or AFA Union Business National on the January 1, 2005 or January 1, 2006 vesting dates will not participate in the vesting pool on those dates. The union will provide US Airways Group with a list of employees eligible to receive an allocation from the pool and the number of shares to be allocated to each employee no later than November 1, 2005. Except as described in the preceding sentences, upon termination of employment, all unvested shares are forfeited.

The Notices of Restricted Stock Grant for shares issued pursuant to the collective bargaining agreement between US Airways and ALPA provide that a pilot who retired before July 31, 2003 became fully vested on that date and an employee whose “normal retirement date” falls prior to full vesting will become fully vested as of the vesting date immediately preceding the normal retirement date. Pilots who took early retirement between July 31, 2003 and January 1, 2005 became vested in an additional 25% on January 1, 2005, and forfeited the remaining 25% of the restricted stock grant. Pilots who take early retirement after January 1, 2005 will become fully vested on January 1, 2006.

A pilot who died before July 31, 2003 became fully vested on that date, and a pilot who dies after July 31, 2003 but before January 1, 2006, will become fully vested on the date of death. A pilot who resigns or is terminated for cause (as determined by the US Airways System Board of Adjustment) forfeits any unvested shares.

One group of Notices of Restricted Stock Grant for shares issued pursuant to the collective bargaining agreement between US Airways and the Transportation Workers Union provides that an instructor who retired before July 31, 2003 became 50% vested on that date, but will not vest in any additional shares thereafter. An employee who retires before fully vesting will receive the next 25% of vesting on the next vesting date, but will not vest further. Employees on furlough continue to vest on the same schedule as active employees, and are taxed on all remaining shares granted but not yet vested on the first vesting date after the furlough begins. Except as described in the preceding sentences, upon termination of employment, all unvested shares are forfeited. A second group of Notices of Restricted Stock Grant for shares issued pursuant to the collective bargaining agreement between US Airways and the Transportation Workers Union provide that a dispatcher who was active (as defined in the agreement) between the 32nd day preceding June 1, 2003 and the 32nd day preceding July 31, 2003 but retired, was furloughed or died before July 31, 2003, became vested in 50% of the restricted stock grant on July 31, 2003. Thereafter, an employee who is active on the date 32 days before the vesting date but retires, is furloughed or dies before that vesting date will receive the applicable vesting on that date. Except as described in the preceding sentences, upon termination of employment, all unvested shares are forfeited. A third group of Notices of Restricted Stock Grant for shares issued pursuant to the collective bargaining agreement between US Airways and the Transportation Workers Union provides that a flight simulator engineer employee who retired before July 31, 2003 became 25% vested on that date, but will not vest in any additional shares thereafter. An employee who retires before fully vesting will receive the next 25% of vesting on the next vesting date, but will not vest further. Employees who die prior to becoming fully vested will become fully vested on the next vesting date. Employees on furlough continue to vest on the same schedule as active employees, and are taxed on all remaining shares granted but not yet vested on the first vesting date after the furlough begins. Except as described in the preceding sentences, upon termination of employment, all unvested shares are forfeited.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s Class A Common Stock and Class A Preferred Stock as of February 1, 2005, by (i) each of the Company’s directors, (ii) each of the Company’s executive officers named in the Summary Compensation Table herein and (iii) all of the Company’s directors and executive officers as a group, based in each case on information furnished to the Company by such persons. Each share of Class A Preferred Stock is issued with a corresponding Warrant that is exercisable for Class A Common Stock. The Warrants do not have voting rights but the corresponding Class A Preferred Stock issued with each Warrant entitles the holder to one vote per share of Class A Preferred Stock (subject to adjustment in certain circumstances). Each Warrant is only exercisable, redeemable or transferable when delivered together with the corresponding shares of Class A Preferred Stock. In no event will a holder be entitled to vote both the shares of Class A Preferred Stock corresponding to the Warrant and the shares of Class A Common Stock that may be issued to the holder upon exercise of the Warrant. Therefore, the information in the table below regarding beneficial ownership of Class A Common Stock excludes the shares of Class A Common Stock that are deemed to be beneficially owned by holders of Warrants due to the fact that the Warrants are exercisable within 60 days of February 1, 2005, since the holders of Warrants must surrender their Class A Preferred Stock prior to receiving the shares of Class A Common Stock. This excluded beneficial ownership information is disclosed in the footnotes. We believe that each of the named individuals and each director and executive officer included in the group has sole voting and investment power with regard to the shares shown, except as otherwise noted. The ultimate recovery, if any, to holders of the common stock will not be determined until confirmation of a plan of reorganization. The plan of reorganization could result in holders of

US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest and cancellation of the equity.

	Class A Common Stock Beneficially Owned (1)			Class A Preferred Stock Beneficially Owned (1)(2)
Name and Title	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Bruce R. Lakefield President, Chief Executive Officer and Director, US Airways Group and US Airways	476,200	(3)	*	—		—
Ronald E. Stanley Executive Vice President, Chief Financial Officer and Director, US Airways Group and US Airways	—	(4)	—	—		—
Alan W. Crellin Executive Vice President – Operations, US Airways	188,400	(5)	*	111,600	(5)	*
Elizabeth K. Lanier Executive Vice President – Corporate Affairs, General Counsel and Secretary, US Airways Group and US Airways	188,400	(7)	*	111,600	(7)	*
Jerrold Glass Senior Vice President – Employee Relations, US Airways	188,400	(6)	*	111,600	(6)	*
David N. Siegel Former President, Chief Executive Officer and Director, US Airways Group and US Airways	—	(8)	—	669,600	(8)	*
Neal S. Cohen Former Executive Vice President – Finance and Chief Financial Officer, US Airways Group and US Airways	1,594	(9)	*	223,200	(9)	*
B. Ben Baldanza Former Senior Vice President – Marketing and Planning, US Airways	—	(10)	*	111,600	(10)	*
William D. Pollock Director	2,643		*	—		—
David G. Bronner Chairman of the Board	—		—	—		—
Thomas R. Harter Director	—		—	—		—
Magdalena Jacobsen Director	5,000	(11)	—	—		—
Robert L. Johnson Director	5,000	(11)	—	—		—
Cheryl G. Krongard Director	5,000	(11)	—	—		—
Joseph J. Mantineo Director	5,000	(11)	—	—		—
John A. McKenna, Jr. Director	5,000	(11)	—	—		—
Hans Mirka Director	5,000	(11)	—	—		—
George M. Philip Director	1,000		—	—		—

	Class A Common Stock Beneficially Owned (1)			Class A Preferred Stock Beneficially Owned (1)(2)
Name and Title	Number of Shares		Percent of Class	Number of Shares	Percent of Class
James M. Simon Director	5,000	(11)	—	—	—
William T. Stephens Director	—		—	—	—

Directors and executive officers of US Airways Group as a group (25 persons)	1,479,400			1,578,600

*	Represents less than 1% of the class.

(1)	The number shown reflects the number of Class A Common Stock and Class A Preferred Stock owned beneficially as of February 1, 2005, based on information furnished by the persons named, public filings and the Company’s records. A person is deemed to be a beneficial owner if such person, either alone or with others, has the power to vote or to dispose of such common shares. Except as otherwise indicated below and subject to applicable community property laws, the Company believes each owner has sole voting and sole investment authority with respect to the shares listed. Except as indicated in the notes below, shares of Class A Common Stock beneficially owned by a person include shares of which the person has the right to acquire beneficial ownership within 60 days after February 1, 2005. There were 51,643,527 shares of Class A Common Stock and 18,847,894 shares of Class A Preferred Stock outstanding as of February 1, 2005.

(2)	Each share of Class A Preferred Stock is issued with a corresponding Warrant that is exercisable for Class A Common Stock. The Warrants do not have any voting rights. Each Warrant is only exercisable, redeemable or transferable when delivered together with the corresponding shares of Class A Preferred Stock. Therefore, a holder of Class A Preferred Stock will be entitled either to (i) vote the shares of Class A Preferred Stock, or (ii) upon exercise of the Warrants and the required surrender of the corresponding number of shares of Class A Preferred Stock, vote the number of shares of Class A Common Stock received upon exercise. In no event will a holder be entitled to vote both the shares of Class A Preferred Stock corresponding to the Warrant and the shares of Class A Common Stock that may be issued to the holder upon exercise of the Warrant.

(3)	The Class A Common Stock Beneficially Owned excludes 1362.4 deferred stock units and includes 5,000 vested stock options exercisable for shares of Class A Common Stock, each of which was received by Mr. Lakefield under the Company’s director compensation programs for service as a non-employee director until April 19, 2004.

(4)	The Class A Common Stock Beneficially Owned excludes 6,849.3 deferred stock units received by Mr. Stanley under the Company’s director compensation programs for service as a non-employee director until October 25, 2004.

(5)	The Class A Common Stock Beneficially Owned excludes Warrants to purchase 111,600 shares of our Class A Common Stock that are immediately exercisable. Please see Note 2 above regarding the surrender of Class A Preferred Stock upon the exercise of the Warrants, which is required to receive the underlying Class A Common Stock.

(6)	The Class A Common Stock Beneficially Owned excludes Warrants to purchase 111,600 shares of our Class A Common Stock that are immediately exercisable. Please see Note 2 above regarding the surrender of Class A Preferred Stock upon the exercise of the Warrants, which is required to receive the underlying Class A Common Stock.

(7)	The Class A Common Stock Beneficially Owned excludes Warrants to purchase 111,600 shares of our Class A Common Stock that are immediately exercisable. Please see Note 2 above regarding the surrender of Class A Preferred Stock upon the exercise of the Warrants, which is required to receive the underlying Class A Common Stock.

(8)	The Class A Common Stock Beneficially Owned excludes Warrants to purchase 669,600 shares of our Class A Common Stock that are immediately exercisable. Please see Note 2 above regarding the surrender of Class A Preferred Stock upon the exercise of the Warrants, which is required to receive the underlying Class A Common Stock.

(9)	The Class A Common Stock Beneficially Owned excludes Warrants to purchase 223,200 shares of our Class A Common Stock that are immediately exercisable. Please see Note 2 above regarding the surrender of Class A Preferred Stock upon the exercise of the Warrants, which is required to receive the underlying Class A Common Stock.

(10)	The Class A Common Stock Beneficially Owned excludes Warrants to purchase 111,600 shares of our Class A Common Stock that are immediately exercisable. Please see Note 2 above regarding the surrender of Class A Preferred Stock upon the exercise of the Warrants, which is required to receive the underlying Class A Common Stock.

(11)	Consists of 5,000 vested stock options exercisable for shares of Class A Common Stock received under the Company’s 2003 Nonemployee Director Stock Incentive Plan.

Set forth below are the number of deferred stock units held by each non-employee director who participates in the Company’s director compensation programs. See Item 11. Executive Compensation-Compensation of Directors above. Although each deferred stock unit represents the economic equivalent of a share of Class A Common Stock, no voting rights or other rights of a stockholder of US Airways Group attach to the deferred stock units. Although David G. Bronner and William T. Stephens, as non-employee members of the Board, are entitled to receive deferred stock units, each waived all director compensation.

Owner	Number of Deferred Stock Units
Directors
Thomas R. Harter	3,880.0
Magdalena Jacobsen	8,211.7
Robert L. Johnson	8,211.7
Cheryl G. Krongard	8,211.7
Joseph J. Mantineo	8,211.7
John A. McKenna, Jr.	8,211.7
Hans Mirka	8,211.7
George M. Philip	5,506.3
James M. Simon	8,211.7

The following table sets forth information regarding the beneficial ownership of the Company’s Class A Common Stock, Class B Common Stock, Class A Preferred Stock and Class B Preferred Stock as of the date indicated for each person, other than the Company’s officers and directors, known to it to be the beneficial owner of more than 5% of its outstanding Class A Common Stock, Class B Common Stock, Class A Preferred Stock and Class B Preferred Stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Retirement Systems of Alabama Holdings LLC 135 South Union Street Montgomery, Alabama 36104 (1)	Class A Common Stock Class B Common Stock Class A Preferred Stock Class B Preferred Stock	22,669,412 5,000,000 2,016,819 75,000	(1) (1) (1)	42.25 100.00 10.70 100.00	% % % %

ATSB Securities Trust u/a/d March 31, 2003 1120 Vermont Avenue, Suite 970 Washington, DC 20005 (6)	Class A Common Stock Class A Preferred Stock	7,635,000 7,635,000	(2) (2)	12.88 40.51	% %

(1)

The amount shown and the following information was provided in a Schedule 13D filed by RSA on August 25, 2003 reporting beneficial ownership on May 13, 2003. RSA reported beneficial ownership with sole voting power and sole dispositive power of 22,669,412 shares of Class A Common Stock (which includes 2,016,819 shares of Class A Preferred Stock that must be surrendered upon exercise of the Warrants) and 5,000,000 shares of Class B Common Stock. The Schedule 13D was filed by RSA, on behalf of (i) itself, (ii) The Teachers’ Retirement System of Alabama (TRSA) and (iii) The Employees’ Retirement System of Alabama (ERSA), for the purpose of disclosing the acquired beneficial ownership pursuant to (a) an investment agreement by and between US Airways Group and RSA, dated as of September 26, 2002, as amended by that certain Amendment No. 1 by and among US Airways Group, TRSA and RSA, dated as of January 17, 2003, and as further amended by that certain Amendment No. 2 by and among US Airways Group, TRSA and RSA, dated as of March 30, 2003 and (b) the 2003 Plan. TRSA is one of two members of RSA, and has a 66 2/3% interest in RSA. ERSA is the other member of RSA, and has a 33 1/3% interest in RSA. By reason of these relationships, TRSA and ERSA may be deemed to beneficially own and have shared voting and dispositive power over the Class A Common Stock and Class B Common Stock owned by RSA. TRSA and ERSA disclaim beneficial ownership of the shares of Class A Common Stock and Class B Common Stock beneficially owned by RSA or by ERSA and TRSA, respectively. By reason of TRSA’s and ERSA’s ownership of RSA, TRSA, ERSA and RSA may be deemed to constitute a group within the meaning of Section 13d-5(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, RSA, TRSA and ERSA each disclaims the existence of a group.

The Amount and Nature of Beneficial Ownership for the Class A Common Stock includes Warrants to purchase 2,016,819 shares of our Class A Common Stock that are exercisable within sixty days of February 1, 2005.

(2)	The ATSB Securities Trust beneficially owns 7,635,000 shares of Class A Common Stock through its ownership of 7,635,000 Warrants. As disclosed above, the Warrants are issued with a corresponding number of shares of Class A Preferred Stock, which has voting rights. The ATSB Securities Trust holds 7,635,000 shares of Class A Preferred Stock, which must be surrendered upon exercise of the Warrants. The Warrants have an exercise price of $7.42 per share and are immediately exercisable. In addition, the ATSB Securities Trust, under certain interpretations of Rule 13d-5 of the Exchange Act, may be deemed to possess shared investment power with respect to 14,456,815 shares of Class A Common Stock owned by RSA pursuant to the terms of an Undertaking Agreement entered into by RSA for the benefit of the ATSB Securities Trust. The ATSB Securities Trust expressly disclaims that it is the beneficial owner of any securities except to the extent of its pecuniary interest in shares of Class A Common Stock.

Item 13.	Certain Relationships and Related Transactions

ATSB Securities Trust u/a/d March 31, 2003. As part of its reorganization under the Prior Bankruptcy, US Airways received the $900 million ATSB Guarantee under the Air Transportation Safety and System Stabilization Act from the ATSB in connection with the $1 billion ATSB Loan that was funded on March 31, 2003. The Company required this loan and related guarantee in order to provide the additional liquidity necessary to carry out its 2003 Plan. US Airways is the primary obligor under the ATSB Loan, which is guaranteed by US Airways Group and each of its other domestic subsidiaries. The ATSB Loan is secured by substantially all of the present and future assets of the US Airways Group and its subsidiaries not otherwise encumbered, other than certain specified assets, including assets which are subject to other financing agreements. As of December 31, 2004, $718 million was outstanding under the ATSB Loan.

The ATSB Loan bears interest as follows: (i) 90% of the ATSB Loan (Tranche A) was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30%, and (ii) 10% of the ATSB Loan (Tranche B) bears interest at LIBOR plus 4.0%. In addition, US Airways is charged an annual guarantee fee in respect of the ATSB Guarantee currently equal to 4.1% of the ATSB’s guaranteed amount (initially $900 million) under the ATSB Guarantee, with such guarantee fee increasing by ten basis points annually. Due to the Company’s September 2004 bankruptcy filing and subsequent loss of regional jet financing, the guarantee fee increased by 2% per annum and the interest rate on Tranche A and Tranche B each increased by an additional 2% and 4% per annum, respectively, for an effective increase in the interest rate on the loan balance of 4%.

In connection with the ATSB Loan, US Airways Group issued to ATSB Securities Trust u/a/d March 31, 2003, 7,635,000 Warrants to purchase its Class A Common Stock, together with 7,635,000 shares of Class A Preferred Stock, which makes ATSB Securities Trust u/a/d March 31, 2003 a beneficial owner of more than five percent of the Class A Common Stock and the Class A Preferred Stock. The ATSB Securities Trust was established to hold these securities for the benefit of the United States Department of Treasury and to take action with respect to these securities at the direction of the ATSB.

In November 2003, the Company made a required prepayment of $24 million on the ATSB Loan in connection with the sale of its investment in Hotwire, Inc. Effective March 12, 2004, the Company entered into an amendment to the ATSB Loan that provided for a partial prepayment of the loan and modifications of financial covenants for the measurement periods beginning June 30, 2004 through December 31, 2005. In connection with this amendment, US Airways made an immediate voluntary prepayment of $250 million, which reduced, pro rata, all future scheduled principal payments of the ATSB Loan (rather than shortening the remaining life of the loan).

Effective May 21, 2004, US Airways again amended the ATSB Loan to permit use of its regional jets financed by GE utilizing mortgage debt as cross collateral for other obligations of US Airways to GE. In consideration for this amendment, US Airways agreed to certain revised covenants and conditions and made a prepayment of $5 million.

Effective June 30, 2004, US Airways and the ATSB amended the ATSB Loan to remove the uncertainty relating to the Company’s ability to satisfy its financial covenant tests for the second quarter of 2004. In consideration for this amendment, the Company agreed to change the loan amortization schedule, by increasing each of the first six principal repayment installments commencing on October 1, 2006 by approximately $16 million, and reducing the last principal repayment installment on October 1, 2009 by $94 million.

The Company has entered into a Cash Collateral Agreement, which has been subsequently extended, with the approval of the Bankruptcy Court, for the continued use of the cash securing the ATSB Loan. The initial agreement was extended until January 15, 2005 and the current agreement, subject to certain conditions and limitations will expire on June 30, 2005. Under the Cash Collateral Agreement, the Company is required to maintain a certain amount of unrestricted cash each week. For more information about the Cash Collateral Agreement, see Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.

Retirement Systems of Alabama Holdings LLC. In connection with the consummation of the 2003 Plan, RSA made an equity investment in US Airways Group equal to $240 million. In exchange for the $240 million investment, RSA received 20,652,593 shares of Class A Common Stock, 5,000,000 shares of Class B Common Stock, 75,000 shares of Class B Preferred Stock, 1,380,570 Warrants and 1,380,570 shares of Class A Preferred Stock, representing approximately 36.2%, on a fully-diluted basis, of US Airways Group’s equity. As of February 1, 2005, in connection with its investment, RSA held a voting interest of approximately 71.7% in US Airways Group and is entitled to designate and vote to elect eight of the 15 directors on US Airways Group’s board of directors. Additionally, Dr. David G. Bronner and Mr. William T. Stephens, two of the Company’s directors, are the Manager and Secretary of RSA, respectively.

Until September 26, 2007, RSA has agreed to vote all of the shares of voting capital stock received in connection with the consummation of the 2003 Plan and then owned by it in favor of all of the directors nominated in accordance with the investment agreement between US Airways Group and RSA, which directors include the Company’s chief executive officer, four directors nominated by the various unions and their affiliates, and two directors identified by the Company’s chief executive officer, neither of whom is an employee or affiliate of the Company, at each annual meeting of US Airways Group’s stockholders or at any meeting of the stockholders at which members of the Board of Directors are to be elected.

RSA funded $75 million of the non-guaranteed portion of the ATSB Loan. In connection with RSA’s partial funding, it received 636,249 additional Warrants and 636,249 additional shares of Class A Preferred Stock. With respect to the prepayments of the ATSB Loan, RSA, as one of the lenders under the ATSB Loan, has received prepayments totaling $21 million through December 31, 2004, which represented its pro rata portion of the prepayment amount based on the percentage of the original aggregate amount of the ATSB Loan that RSA funded. As of December 31, 2004, $54 million was outstanding under RSA’s portion of the ATSB Loan.

Additionally, in connection with the execution and delivery of the ATSB Loan, RSA executed an undertaking for the benefit of the ATSB. RSA agreed that until April 1, 2005, it shall not transfer any of its shares of Class A Common Stock, other than pursuant to or in connection with certain approved transactions specified in the undertaking. Notwithstanding restrictions against transfer set forth above, RSA may make one or more transfers of securities, provided that the aggregate number of securities subject to such transfers may in no event exceed 6,195,778 shares of Class A Common Stock; this number of shares represents 30% of its Class A Common Stock and will be adjusted for stock splits, reverse stock splits and other similar actions.

RSA also agreed that for so long as it holds any shares of Class B Common Stock, it will not, directly or indirectly, in any manner effect or seek, offer or propose to effect, or cause or participate in or in any way assist any other person to effect or seek, offer or propose to effect or participate in (i) any acquisition of all or substantially all of the Company’s assets, (ii) any tender or exchange offer, merger or other business combination involving the Company, or (iii) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company, in any of the foregoing cases where the transaction provides or would provide for disparate consideration or economic rights between the holders of the Class A Common Stock and the Class B Common Stock. This provision terminates in certain circumstances, as more fully described in the undertaking.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by KPMG LLP as of or for the fiscal years ended December 31, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are fees for the fiscal years for the audit of the Company’s annual financial statements and review of quarterly financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year 2004	Fiscal Year 2003
Audit Fees	$2,332,895	$2,015,000
Audit-Related Fees	$562,801	$714,300
Tax Fees	$597,698	$745,578
All Other Fees	$—	$—

Total	$3,493,394	$3,474,878

Audit Fees for the fiscal years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the annual financial statements, the audit of internal control over financial reporting (2004) and quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, including bankruptcy related transactions and the adoption of fresh start reporting (2003). Audit fees also include statutory audits and consents to the use of audit reports in SEC filings.

Audit-Related Fees as of the fiscal years ended December 31, 2004 and 2003 were for audits of employee benefit plans and other audit related services.

Tax Fees as of the fiscal years ended December 31, 2004 and 2003 were for tax compliance advice related primarily to bankruptcy matters, change of ownership and review of tax returns.

There were no fees which fall into the classification of All Other Fees as of the fiscal years ended December 31, 2004 and 2003.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Commencing in May 2003, with the effectiveness of new rules adopted under the Sarbanes-Oxley Act of 2002, the Audit Committee established a practice of pre-approving all services (audit and non-audit) provided by the Company’s independent auditors and is responsible for determining whether these services are consistent with the auditor’s independence. The Audit Committee adopted a pre-approval policy in May 2003 that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided to the Company by its independent auditors. The policy requires the pre-approval of all services at a meeting of the Audit Committee or through the following detailed process:

•	submission by the independent auditors of a detailed description of the audit or non-audit service being requested by management, including an engagement fee or range of fees for the service;

•	the Company’s analysis and certification that the services are not prohibited services under the Sarbanes-Oxley Act of 2002 and related rules or regulations;

•	the Company’s certification that the services are compatible with the auditors’ independence requirements;

•	the review and approval of one authorized member of management (either the General Counsel or the Executive Vice President - Finance and Chief Financial Officer) before submitting the proposal to the Chairman of the Audit Committee;

•	the analysis and verification by the independent auditor that the services are not prohibited services under the Sarbanes-Oxley Act of 2002 and related rules or regulations;
•	the verification by the independent auditor that the services are compatible with the auditors’ independence requirements;

•	the review and approval by the lead engagement partner before submitting the proposal to the Chairman of the Audit Committee;

•	the approval by the Chairman of the Audit Committee; and

•	informing the full Audit Committee of such approval in a timely manner.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Consolidated Financial Statements

The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8 of this report:

•	Consolidated Statements of Operations for the year ended December 31, 2004, the nine months ended December 31, 2003 (Successor Company), the three months ended March 31, 2003 and the year ended December 31, 2002 (Predecessor Company)

•	Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003 (Successor Company)

•	Consolidated Statements of Cash Flows for the year ended December 31, 2004, the nine months ended December 31, 2003 (Successor Company), the three months ended March 31, 2003 and the year ended December 31, 2002 (Predecessor Company)

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2004, the nine months ended December 31, 2003 (Successor Company), the three months ended March 31, 2003 and the year ended December 31, 2002 (Predecessor Company)

•	Notes to Consolidated Financial Statements

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

Designation	Description

2.1	First Amended Joint Plan of Reorganization of US Airways Group and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K dated March 18, 2003)

2.2	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. Secs. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.2 to US Airways Group’s Current Report on Form 8-K dated March 18, 2003)

3.1	Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

3.2	Amended and Restated Bylaws of US Airways Group, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.2 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

4.1	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

4.2	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Bank of America, N.A. (incorporated by reference to Exhibit 4.2 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

4.3	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

4.4	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 4.4 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

4.5	US Airways Group, Inc. Class A-1 Warrant to purchase shares of Class A Common Stock, dated March 31, 2003, issued to ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 4.5 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

4.6	Form of Class A-1 Warrants (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form S-8 filed on July 31, 2003)

10.1	Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board

(incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.2	Amendment No. 1 dated December 18, 2003 to Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.3	Amendment No. 2 dated March 12, 2004 to Loan Agreement dated March 31, 2003 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board. (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.4	Amendment No. 3 dated May 21, 2004 to Loan Agreement dated March 31, 2004 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.5	Amendment No. 4 dated July 13, 2004 to Loan Agreement dated March 31, 2004 among US Airways, Inc. and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.6	Final Order (I) Authorizing Debtors’ Use of Cash Collateral and (II) Providing Adequate Protection Pursuant to Bankruptcy Rules 4001(b) and 4001(d) (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K dated October 14, 2004)

10.7	Motion to Authorize and Approve (1) The Primary Tranche A Lender Assignment, (2) The Alternate Tranche A Lender Assignment, and (3) Amendment No. 5 to the Loan Agreement pursuant to 11 U.S.C. Sections 105, 363, 1108, and Bankruptcy Rules 4001 and 6004 ) (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K dated December 28, 2004)

10.8	Order Approving (1) The Primary Tranche A Lender Assignment, (2) The Alternate Tranche A Lender Assignment, and (3) Amendment No. 5 to Loan Agreement pursuant to 11 U.S.C. Sections 105, 363, 1108, and Bankruptcy Rules 4001 and 6004 (incorporated by reference to Exhibit 99.2 to US Airways Group’s Current Report on Form 8-K dated December 28, 2004)

10.9	Master Memorandum of Understanding among US Airways Group, Inc., US Airways, Inc., and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General Electric Company, GE Transportation Component (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the United States Securities and Exchange Commission (SEC))

10.10	A319/A320/A321 Purchase Agreement dated as of October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 1997) (portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.11	Amendment No. 1 dated as of June 10, 1998 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.12	Amendment No. 2 dated as of January 19, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.13	Amendment No. 3 dated as of March 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.14	Amendment No. 4 dated as of August 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended September 30, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.15	Amendment No. 5 dated as of October 29, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.6 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1999) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.16	Amendment No. 6 dated as of April 19, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.17	Amendment No. 7 dated as of June 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.18	Amendment No. 8 dated as of November 27, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.19	Amendment No. 9 dated as of December 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.10 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.20	Amendment No. 10 dated as of April 9, 2001 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.21	Amendment No. 11 dated as of July 17, 2002 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.22	Amendment No. 12 dated as of March 29, 2003 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.23	Amendment No. 13 dated August 30, 2004 to the Airbus A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group, Inc. and AVSA, S.A.R.L (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC) (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.24	A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.25	Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.26	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.27	Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.28	Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.29	Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.30	Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.31	Amendment No. 7 dated August 30, 2004 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group, Inc. and AVSA, S.A.R.L. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC) (incorporated by reference to Exhibit 10.3 to US Airways’ Quarterly Report for the quarter ended September 30, 2004)

10.32	Letter Agreement dated December 17, 2004 between US Airways Group, Inc. and US Airways, Inc. and Airbus North America Sales Inc (incorporated by reference to Exhibit 99.2 to US Airways Group’s Current Report on Form 8-K dated February 3, 2005)

10.33	Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.34	Amendment No. 1 dated as of November 4, 2003 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.22 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.35	Amendment No. 2 dated as of November 21, 2003 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.36	Amendment No. 1 dated January 6, 2004 to the Letter Agreement DCT-022/03 dated May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.37	Amendment No. 3 dated as of February 9, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.38	Amendment No. 4 dated as of August 4, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004) (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.39	Amendment No. 5 dated as of September 3, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-K for the quarter ended September 30, 2004) (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.40	Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.41	Contract Change Order 1 dated January 27, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.6 to US Airways Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.42	Contract Change Order 2 dated February 9, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.7 to US Airways Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.43	Contract Change Order 3 dated February 26, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.8 to US Airways Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

10.44	Investment Agreement, dated as of September 26, 2002, by and between the Retirement Systems of Alabama and US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.45	Amendment No. 1 dated as of January 17, 2003 to the Investment Agreement, entered into as of September 26, 2002 and amended and restated as of January 17, 2003 by and between the Retirement Systems of Alabama and US Airways Group, Inc. (incorporated by reference to Exhibit 10.37 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.46	Amendment No. 2, dated as of March 30, 2003, to the Investment Agreement, dated as of September 26, 2002, by and among The Retirement Systems of Alabama, Retirement Systems of Alabama Holdings, LLC and US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.47	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and Retirement Systems of Alabama Holdings LLC (incorporated by reference to Exhibit 10.1 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

10.48	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 10.2 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

10.49	First Amendment dated as of June 25, 2003 to the Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.50	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

10.51	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003)

10.52	2003 Stock Incentive Plan of US Airways Group, as amended and restated (incorporated by reference to Exhibit 4.4 of US Airways Group’s Registration Statement on Form S-8 filed on June 3, 2004)

10.53	US Airways Group, Inc. 2003 Nonemployee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.54	First Amendment to the US Airways Group, Inc. 2003 Nonemployee Director Stock Incentive Plan

10.55	US Airways Group, Inc. 2003 Nonemployee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.56	First Amendment to the US Airways Group, Inc. 2003 Nonemployee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.10 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.57	Second Amendment to the US Airways Group, Inc. 2003 Nonemployee Director Deferred Stock Unit Plan

10.58	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.59	First Amendment to the US Airways Funded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.4 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.60	Second Amendment to the US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.61	Third Amendment to the US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.62	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.63	First Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.7 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.64	Second Amendment to the US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.8 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.65	Third Amendment to the US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.9 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.66	Employment Agreement between US Airways Group, Inc. and US Airways, Inc. and its President and Chief Executive Officer effective May 19, 2004 (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report for the quarter ended September 30, 2004)

10.67	Employment Agreement between US Airways and David N. Siegel effective March 11, 2002 (incorporated by reference to Exhibit 10.41 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2001)

10.68	First Amendment effective March 31, 2003 to the Employment Agreement dated March 11, 2002 between US Airways and David N. Siegel (incorporated by reference to Exhibit 10.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.69	Separation Agreement between U.S. Airways Group, Inc., U.S. Airways, Inc. and David N. Siegel dated April 23, 2004 (incorporated by reference to Exhibit 10.10 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.70	Supplemental Separation Agreement between US Airways Group, Inc., US Airways, Inc. and David N. Siegel dated May 19, 2004 (incorporated by reference to Exhibit 10.11 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.71	Employment Agreement between US Airways and its Executive Vice President–Corporate Affairs and General Counsel effective March 1, 2003 (incorporated by reference to Exhibit 10.5 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.72	Severance Agreement between US Airways and Neal S. Cohen effective April 8, 2002 (incorporated by reference to Exhibit 10.8 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.73	First Amendment effective March 31, 2003 to the Severance Agreement dated April 8, 2002 between US Airways and Neal S. Cohen (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.74	Separation and Consulting Agreement between US Airways Group, Inc., US Airways, Inc. and Neal S. Cohen effective April 30, 2004 (incorporated by reference to Exhibit 10.12 to US Airways’ Quarterly Report for the quarter ended June 30, 2004)

10.75	Severance Agreement between US Airways and its Executive Vice President–Operations effective July 26, 2002 (incorporated by reference to Exhibit 10.9 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.76	First Amendment effective March 31, 2003 to the Severance Agreement dated June 26, 2002 between US Airways and the Executive Vice President-Operations (incorporated by reference to Exhibit 10.3 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.77	Severance Agreement between US Airways and the Senior Vice President–Marketing effective June 26, 2002 (incorporated by reference to Exhibit 10.14 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.78	First Amendment effective March 31, 2003 to the Severance Agreement dated June 26, 2002 between US Airways and the Senior Vice President-Marketing (incorporated by reference to Exhibit 10.15 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.79	Agreement between US Airways and David N. Siegel with respect to certain employment arrangements effective March 11, 2002 (incorporated by reference to Exhibit 10.49 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2001)

10.80	Severance Agreement between US Airways and its Senior Vice President-Employee Relations effective April 8, 2002 (incorporated by reference to Exhibit 10.10 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.81	First Amendment dated March 31, 2003 to the Severance Agreement dated as April 8, 2002 between US Airways and its Senior Vice President-Labor Relations (incorporated by reference to Exhibit 10.33 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004)

10.82	Agreement between US Airways and its Senior Vice President–Labor Relations with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.18 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.83	Agreement between US Airways and its Senior Vice President–Marketing with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.84	Agreement between US Airways and its Senior Vice President–Marketing with respect to certain employment arrangements effective October 20, 2004 (incorporated by reference to Exhibit 10.35 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004)

10.85	Agreement between US Airways and its Executive Vice President–Operations with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.17 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2002)

10.86	Agreement between US Airways and its Executive Vice President–Operations with respect to certain employment arrangements effective October 20, 2004 (incorporated by reference to Exhibit 10.37 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004)

10.87	Agreement between US Airways and its Executive Vice President–Corporate Affairs, General Counsel and Secretary with respect to certain employment arrangements effective October 20, 2004 (incorporated by reference to Exhibit 10.38 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004)

10.88	Agreement between US Airways and its Senior Vice President–Labor Relations with respect to certain employment arrangements effective October 20, 2004 (incorporated by reference to Exhibit 10.40 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2004)

18.1	Letter from KPMG LLP re change in accounting principle (incorporated by reference to Exhibit 18 to US Airways Group’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002)

21.1	Subsidiaries of US Airways Group

23.1	Consent of Independent Registered Public Accounting Firm of US Airways Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements

24.1	Powers of Attorney signed by the directors of US Airways Group, authorizing their signatures on this report

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of US Airways Group, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 99.2 to US Airways Group’s Current Report on Form 8-K dated on January 31, 2003)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2005.

US Airways Group, Inc. (registrant)

By:	/s/ Bruce R. Lakefield
Bruce R. Lakefield, Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on February 28, 2005.

By:	/s/ Bruce R. Lakefield
Bruce R. Lakefield, Director, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ronald E. Stanley
Ronald E. Stanley, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/Anita P. Beier
Anita P. Beier, Senior Vice President-Finance and Controller (Chief Accounting Officer)

By:	*
Dr. David G. Bronner, Director and Chairman

By:	*
Thomas R. Harter, Director

By:	*
Magdalena Jacobsen, Director

By:	*
Robert L. Johnson, Director

By:	*
Cheryl G. Krongard, Director

By:	*
Joseph J. Mantineo, Director

By:	*
John A. McKenna, Jr., Director

By:	*
Hans Mirka, Director

By:	*
George M. Philip, Director

By:	*
William D. Pollock, Director

By:	*
James M. Simon, Director

By:	*
William T. Stephens, Director

By:	/s/ Ronald E. Stanley
Ronald E. Stanley, Attorney-In-Fact

*	Signed pursuant to power of attorney filed herewith.