Form 10-Q/A
period 2004-09-30
US AIRWAYS GROUP INC
filed 2005-04-26
CIK 701345

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

EXPLANATORY NOTE

     US Airways Group, Inc. ("US Airways Group") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 solely to file with the Form 10-Q four exhibits (Exhibits 10.2, 10.3, 10.4 and 10.5) that were previously incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 for US Airways, Inc. Included in this filing are (1) the complete text of Item 6 of Part II, including the list of exhibits pursuant to Item 6.A. of Part II, (2) the signature page and (3) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of the Amendment as Exhibits 31.3 and 31.4, respectively.

     With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 has been supplemented, updated or amended.

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

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.3	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed with the original filing of this Quarterly Report on Form 10-Q on November 5, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: April 26, 2005	By: /s/ Anita P. Beier
Anita P. Beier
Senior Vice President-Finance and Controller
(Chief Accounting Officer)