Form 10-K/A
period 2004-12-31
US AIRWAYS GROUP INC
filed 2005-08-11
CIK 701345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                          (US AIRWAYS GROUP, INC. LOGO)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   X   No
                                       -----    -----

     The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $11,676,500.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No
                          -----    -----

     On February 18, 2005, there were outstanding approximately 51,643,527 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock.

                                EXPLANATORY NOTE

     US Airways Group, Inc. ("US Airways Group") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 solely to refile with the Form 10-K a revised version of one exhibit (Exhibit 10.9). Included in this filing are (1) the complete text of Item 15 of Part IV, including the list of exhibits pursuant to Item 15(b) of Part IV, (2) the signature page and (3) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of the Amendment as Exhibits 31.3 and 31.4, respectively.

     With the exception of the foregoing, no other information in the Annual Report on Form 10-K for the year ended December 31, 2004 has been supplemented, updated or amended.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8 of this report:

     - Consolidated Statements of Operations for the year ended December 31, 2004, the nine months ended December 31, 2003 (Successor Company), the three months ended March 31, 2003 and the year ended December 31, 2002 (Predecessor Company)

     - Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003 (Successor Company)

     - Consolidated Statements of Cash Flows for the year ended December 31, 2004, the nine months ended December 31, 2003 (Successor Company), the three months ended March 31, 2003 and the year ended December 31, 2002 (Predecessor Company)

     - Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2004, the nine months ended December 31, 2003 (Successor Company), the three months ended March 31, 2003 and the year ended December 31, 2002 (Predecessor Company)

     -    Notes to Consolidated Financial Statements

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

DESIGNATION   DESCRIPTION
-----------   -----------
     2.1      First Amended Joint Plan of Reorganization of US Airways Group and
              Its Affiliated Debtors and Debtors-in-Possession, As Modified
              (incorporated by reference to Exhibit 2.1 to US Airways Group's
              Current Report on Form 8-K dated March 18, 2003)

     2.2      Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C.
              Secs. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the
              First Amended Joint Plan of Reorganization of US Airways Group,
              Inc. and Its Affiliated Debtors and Debtors-in-Possession, As
              Modified (incorporated by reference to Exhibit 2.2 to US Airways
              Group's Current Report on Form 8-K dated March 18, 2003)

     3.1      Amended and Restated Certificate of Incorporation of US Airways
              Group, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways Group's Registration
              Statement on Form 8-A filed on May 14, 2003)

     3.2 Amended and Restated Bylaws of US Airways Group, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 3.2 to US Airways Group's Registration Statement on Form 8-A filed on May
              14, 2003)

     4.1      US Airways Group, Inc. Class A-1 Warrant to purchase shares of
              Class A Common Stock, dated March 31, 2003, issued to General
              Electric Capital Corporation (incorporated by reference to Exhibit
              4.1 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003)

     4.2      US Airways Group, Inc. Class A-1 Warrant to purchase shares of
              Class A Common Stock, dated March 31, 2003, issued to Bank of
              America, N.A. (incorporated by reference to Exhibit 4.2 to US
              Airways Group's Registration Statement on Form 8-A filed on May
              14, 2003)

     4.3      US Airways Group, Inc. Class A-1 Warrant to purchase shares of
              Class A Common Stock, dated March 31, 2003, issued to Retirement
              Systems of Alabama Holdings LLC (incorporated by reference to
              Exhibit 4.3 to US Airways Group's Registration Statement on Form
              8-A filed on May 14, 2003)

     4.4      US Airways Group, Inc. Class A-1 Warrant to purchase shares of
              Class A Common Stock, dated March 31, 2003, issued to Retirement
              Systems of Alabama Holdings LLC (incorporated by reference to
              Exhibit 4.4 to US Airways Group's Registration Statement on Form
              8-A filed on May 14, 2003)

     4.5      US Airways Group, Inc. Class A-1 Warrant to purchase shares of
              Class A Common Stock, dated March 31, 2003, issued to ATSB
              Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 4.5 to US Airways Group's Registration Statement on
              Form 8-A filed on May 14, 2003)

     4.6      Form of Class A-1 Warrants (incorporated by reference to Exhibit
              4.3 to US Airways Group's Registration Statement on Form S-8 filed on July 31, 2003)

    10.1      Loan Agreement dated March 31, 2003 among US Airways, Inc. and
              Phoenix American Financial Services, Inc., Bank of America, N.A.
              and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.5 to US Airways' Quarterly Report on Form
              10-Q for the quarter ended March 31, 2003)

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

    10.6      Final Order (I) Authorizing Debtors' Use of Cash Collateral and
              (II) Providing Adequate Protection Pursuant to Bankruptcy Rules
              4001(b) and 4001(d) (incorporated by reference to Exhibit 99.1 to
              US Airways Group's Current Report on Form 8-K dated October 14,
              2004)

    10.7      Motion to Authorize and Approve (1) The Primary Tranche A Lender
              Assignment, (2) The Alternate Tranche A Lender Assignment, and (3)
              Amendment No. 5 to the Loan Agreement pursuant to 11 U.S.C.
              Sections 105, 363, 1108, and Bankruptcy Rules 4001 and 6004 )
              (incorporated by reference to Exhibit 99.1 to US Airways Group's
              Current Report on Form 8-K dated December 28, 2004)

    10.8      Order Approving (1) The Primary Tranche A Lender Assignment, (2)
              The Alternate Tranche A Lender Assignment, and (3) Amendment No. 5 to Loan Agreement pursuant to 11 U.S.C. Sections 105, 363, 1108, and Bankruptcy Rules 4001 and 6004 (incorporated by reference to Exhibit 99.2 to US Airways Group's Current Report on Form 8-K dated December 28, 2004)

    10.9      Master Memorandum of Understanding among US Airways Group, Inc.,
              US Airways, Inc., and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General
              Electric Company, GE Transportation Component (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.10 A319/A320/A321 Purchase Agreement dated as of October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (AVSA), an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 1997)
              (portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately with the United States
              Securities and Exchange Commission (SEC))

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

   10.21      Amendment No. 11 dated as of July 17, 2002 to A319/A320/A321
              Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2002) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.22      Amendment No. 12 dated as of March 29, 2003 to A319/A320/A321
              Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.23      Amendment No. 13 dated August 30, 2004 to the Airbus
              A319/A320/A321 Purchase Agreement dated October 31, 1997 between
              US Airways Group, Inc. and AVSA, S.A.R.L (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC) (incorporated by reference to Exhibit 10.2 to US Airways' Quarterly Report on Form
              10-Q for the quarter ended September 30, 2004)

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

   10.29      Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase
              Agreement dated November 24, 1998 between US Airways Group and
              AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US
              Airways Group's Quarterly Report on Form 10-Q for the three months ended June 30, 2002) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.30      Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase
              Agreement dated November 24, 1998 between US Airways Group and
              AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US
              Airways Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.31      Amendment No. 7 dated August 30, 2004 to the Airbus A330/A340
              Purchase Agreement dated November 24, 1998 between US Airways
              Group, Inc. and AVSA, S.A.R.L (incorporated by reference to
              Exhibit 10.3 to US Airways' Quarterly Report for the quarter ended
              September 30, 2004) (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.32      Letter Agreement dated December 17, 2004 between US Airways Group,
              Inc. and US Airways, Inc. and Airbus North America Sales Inc
              (incorporated by reference to Exhibit 99.2 to US Airways Group's
              Current Report on Form 8-K dated February 3, 2005)

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

              (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.34      Amendment No. 1 dated as of November 4, 2003 to Embraer Aircraft
              Purchase Agreement dated as of May 9, 2003 between US Airways
              Group, Inc. and Empresa Brasileira de Aeronautica S.A.
              (incorporated by reference to Exhibit 10.22 to US Airways Group's
              Annual Report on Form 10-K for the year ended December 31, 2003)
              (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.35      Amendment No. 2 dated as of November 21, 2003 to Embraer Aircraft
              Purchase Agreement dated as of May 9, 2003 between US Airways
              Group, Inc. and Empresa Brasileira de Aeronautica S.A.
              (incorporated by reference to Exhibit 10.23 to US Airways Group's
              Annual Report on Form 10-K for the year ended December 31, 2003)
              (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.36      Amendment No. 1 dated January 6, 2004 to the Letter Agreement
              DCT-022/03 dated May 9, 2003 between US Airways Group, Inc. and
              Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.5 to US Airways Group's Quarterly Report on Form
              10-Q for the quarter ended March 31, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.37      Amendment No. 3 dated as of February 9, 2004 to Embraer Aircraft
              Purchase Agreement dated as of May 9, 2003 between US Airways
              Group, Inc. and Empresa Brasileira de Aeronautica S.A.
              (incorporated by reference to Exhibit 10.4 to US Airways Group's
              Quarterly Report on Form 10-Q for the quarter ended March 31,
              2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the
              SEC)

   10.38      Amendment No. 4 dated as of August 4, 2004 to Embraer Aircraft
              Purchase Agreement dated as of May 9, 2003 between US Airways
              Group, Inc. and Empresa Brasileira de Aeronautica S.A.
              (incorporated by reference to Exhibit 10.4 to US Airways'
              Quarterly Report for the quarter ended September 30, 2004)
              (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

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

   10.40      Bombardier CRJ Aircraft Master Purchase Agreement dated as of May
              9, 2003 between US Airways Group, Inc. and Bombardier, Inc.
              (incorporated by reference to Exhibit 10.2 to US Airways Group's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
              (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.41      Contract Change Order 1 dated January 27, 2004 to Bombardier CRJ
              Aircraft Master Purchase Agreement dated as of May 9, 2003 between
              US Airways Group, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.6 to US Airways Group's Quarterly Report for the quarter ended March 31, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.42      Contract Change Order 2 dated February 9, 2004 to Bombardier CRJ
              Aircraft Master Purchase Agreement dated as of May 9, 2003 between
              US Airways Group, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.7 to US Airways Group's Quarterly Report for the quarter ended March 31, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.43      Contract Change Order 3 dated February 26, 2004 to Bombardier CRJ
              Aircraft Master Purchase Agreement dated as of May 9, 2003 between
              US Airways Group, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.8 to US Airways Group's Quarterly Report for the quarter ended March 31, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.44 Investment Agreement, dated as of September 26, 2002, by and between the Retirement Systems of Alabama and US Airways Group,
              Inc. (incorporated by reference to Exhibit 10.1 to US Airways
              Group's Quarterly Report on Form 10-Q for the three months ended
              September 30, 2002)

   10.45      Amendment No. 1 dated as of January 17, 2003 to the Investment
              Agreement, entered into as of September 26, 2002 and amended and restated as of January 17, 2003 by and between the Retirement
              Systems of Alabama and US Airways Group, Inc. (incorporated by reference to Exhibit 10.37 to US Airways Group's Annual Report on
              Form 10-K for the year ended December 31, 2002)

   10.46      Amendment No. 2, dated as of March 30, 2003, to the Investment
              Agreement, dated as of September 26, 2002, by and among The
              Retirement Systems of Alabama, Retirement Systems of Alabama
              Holdings, LLC and US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group's Quarterly Report on Form 10-Q for the three months ended September 30, 2003)

   10.47      Registration Rights Agreement made and entered into as of March
              31, 2003 by and between US Airways Group, Inc. and Retirement
              Systems of Alabama Holdings LLC (incorporated by reference to
              Exhibit 10.1 to US Airways Group's Registration Statement on Form
              8-A filed on May 14, 2003)

   10.48      Registration Rights Agreement made and entered into as of March
              31, 2003 by and between US Airways Group, Inc. and ATSB Securities
              Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit
              10.2 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003)

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

   10.50      Registration Rights Agreement made and entered into as of March
              31, 2003 by and between US Airways Group, Inc. and General
              Electric Capital Corporation (incorporated by reference to Exhibit
              10.3 to US Airways Group's Registration Statement on Form 8-A filed on May 14, 2003)

   10.51      Registration Rights Agreement made and entered into as of March
              31, 2003 by and between US Airways Group, Inc. and Bank of
              America, N.A. (incorporated by reference to Exhibit 10.4 to US
              Airways Group's Registration Statement on Form 8-A filed on May
              14, 2003)

   10.52 2003 Stock Incentive Plan of US Airways Group, as amended and restated (incorporated by reference to Exhibit 4.4 of US Airways
              Group's Registration Statement on Form S-8 filed on June 3, 2004)

   10.53      US Airways Group, Inc. 2003 Nonemployee Director Stock Incentive
              Plan (incorporated by reference to Exhibit 10.4 to US Airways
              Group's Quarterly Report on Form 10-Q for the quarter ended June
              30, 2003)

   10.54      First Amendment to the US Airways Group, Inc. 2003 Nonemployee
              Director Stock Incentive Plan*

   10.55      US Airways Group, Inc. 2003 Nonemployee Director Deferred Stock
              Unit Plan (incorporated by reference to Exhibit 10.5 to US Airways
              Group's Quarterly Report on Form 10-Q for the quarter ended June
              30, 2003)

   10.56      First Amendment to the US Airways Group, Inc. 2003 Nonemployee
              Director Deferred Stock Unit Plan (incorporated by reference to
              Exhibit 10.10 to US Airways Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

   10.57      Second Amendment to the US Airways Group, Inc. 2003 Nonemployee
              Director Deferred Stock Unit Plan*

   10.58      US Airways Funded Executive Defined Contribution Plan
              (incorporated by reference to Exhibit 10.1 to US Airways' Annual
              Report on Form 10-K for the year ended December 31, 2003)

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

   10.62      US Airways Unfunded Executive Defined Contribution Plan
              (incorporated by reference to Exhibit 10.2 to US Airways' Annual
              Report on Form 10-K for the year ended December 31, 2003)

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

   10.66      Employment Agreement between US Airways Group, Inc. and US
              Airways, Inc. and its President and Chief Executive Officer effective May 19, 2004 (incorporated by reference to Exhibit 10.6 to US Airways' Quarterly Report for the quarter ended September
              30, 2004)

   10.67 Employment Agreement between US Airways and David N. Siegel effective March 11, 2002 (incorporated by reference to Exhibit
              10.41 to US Airways' Annual Report on Form 10-K for the year ended
              December 31, 2001)

   10.68      First Amendment effective March 31, 2003 to the Employment
              Agreement dated March 11, 2002 between US Airways and David N.
              Siegel (incorporated by reference to Exhibit 10.1 to

              US Airways' Quarterly Report on Form 10-Q for the quarter ended
              March 31, 2003)

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

   10.71      Employment Agreement between US Airways and its Executive Vice
              President-Corporate Affairs and General Counsel effective March 1,
              2003 (incorporated by reference to Exhibit 10.5 to US Airways'
              Annual Report on Form 10-K for the year ended December 31, 2003)

   10.72      Severance Agreement between US Airways and Neal S. Cohen effective
              April 8, 2002 (incorporated by reference to Exhibit 10.8 to US
              Airways' Annual Report on Form 10-K for the year ended December
              31, 2002)

   10.73      First Amendment effective March 31, 2003 to the Severance
              Agreement dated April 8, 2002 between US Airways and Neal S. Cohen
              (incorporated by reference to Exhibit 10.2 to US Airways'
              Quarterly Report on Form 10-Q for the quarter ended March 31,
              2003)

   10.74      Separation and Consulting Agreement between US Airways Group,
              Inc., US Airways, Inc. and Neal S. Cohen effective April 30, 2004
              (incorporated by reference to Exhibit 10.12 to US Airways'
              Quarterly Report for the quarter ended June 30, 2004)

   10.75      Severance Agreement between US Airways and its Executive Vice
              President-Operations effective July 26, 2002 (incorporated by reference to Exhibit 10.9 to US Airways' Annual Report on Form
              10-K for the year ended December 31, 2002)

   10.76      First Amendment effective March 31, 2003 to the Severance
              Agreement dated June 26, 2002 between US Airways and the Executive
              Vice President-Operations (incorporated by reference to Exhibit
              10.3 to US Airways' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

   10.77      Severance Agreement between US Airways and the Senior Vice
              President-Marketing effective June 26, 2002 (incorporated by reference to Exhibit 10.14 to US Airways' Annual Report on Form
              10-K for the year ended December 31, 2003)

   10.78      First Amendment effective March 31, 2003 to the Severance
              Agreement dated June 26, 2002 between US Airways and the Senior
              Vice President-Marketing (incorporated by reference to Exhibit
              10.15 to US Airways' Annual Report on Form 10-K for the year ended
              December 31, 2003)

   10.79 Agreement between US Airways and David N. Siegel with respect to certain employment arrangements effective March 11, 2002
              (incorporated by reference to Exhibit 10.49 to US Airways' Annual
              Report on Form 10-K for the year ended December 31, 2001)

   10.80      Severance Agreement between US Airways and its Senior Vice
              President-Employee Relations effective April 8, 2002 (incorporated by reference to Exhibit 10.10 to US Airways' Annual Report on Form
              10-K for the year ended December 31, 2002)

   10.81 First Amendment dated March 31, 2003 to the Severance Agreement dated as April 8, 2002 between US Airways and its Senior Vice
              President-Labor Relations (incorporated by reference to

              Exhibit 10.33 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2004)

   10.82      Agreement between US Airways and its Senior Vice President-Labor
              Relations with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit
              10.18 to US Airways' Annual Report on Form 10-K for the year ended
              December 31, 2002)

   10.83      Agreement between US Airways and its Senior Vice
              President-Marketing with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to US Airways' Annual Report on
              Form 10-K for the year ended December 31, 2003)

   10.84      Agreement between US Airways and its Senior Vice
              President-Marketing with respect to certain employment arrangements effective October 20, 2004 (incorporated by reference to Exhibit 10.35 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2004)

   10.85      Agreement between US Airways and its Executive Vice
              President-Operations with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.17 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2002)

   10.86      Agreement between US Airways and its Executive Vice
              President-Operations with respect to certain employment arrangements effective October 20, 2004 (incorporated by reference to Exhibit 10.37 to US Airways' Annual Report on Form 10-K for the year ended December 31, 2004)

   10.87      Agreement between US Airways and its Executive Vice
              President-Corporate Affairs, General Counsel and Secretary with respect to certain employment arrangements effective October 20, 2004 (incorporated by reference to Exhibit 10.38 to US Airways'
              Annual Report on Form 10-K for the year ended December 31, 2004)

   10.88      Agreement between US Airways and its Senior Vice President-Labor
              Relations with respect to certain employment arrangements effective October 20, 2004 (incorporated by reference to Exhibit
              10.40 to US Airways' Annual Report on Form 10-K for the year ended
              December 31, 2004)

    18.1      Letter from KPMG LLP re change in accounting principle
              (incorporated by reference to Exhibit 18 to US Airways Group's
              Quarterly Report on Form 10-Q for the three months ended March 31,
              2002)

    21.1      Subsidiaries of US Airways Group*

    23.1      Consent of Independent Registered Public Accounting Firm of US
              Airways Group to the incorporation of their report concerning certain financial statements contained in this report in certain registration statements*

    24.1 Powers of Attorney signed by the directors of US Airways Group, authorizing their signatures on this report*

    31.1      Certification of the Principal Executive Officer pursuant to Rule
              13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*

    31.2      Certification of the Principal Financial Officer pursuant to Rule
              13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*

    31.3      Certification of the Principal Executive Officer pursuant to Rule
              13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

    31.4      Certification of the Principal Financial Officer pursuant to Rule
              13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

    32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

    99.1      Disclosure Statement with Respect to First Amended Joint Plan of
              Reorganization of US Airways Group, Inc. and Its Affiliated
              Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 99.2 to US Airways Group's Current Report on Form 8-K dated on January 31, 2003)

----------
* Filed with the original filing of this Annual Report on Form 10-K on March 1, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10 2005.

US AIRWAYS GROUP, INC. (REGISTRANT)


By: /s/ Bruce R. Lakefield
    ---------------------------------
    Bruce R. Lakefield, Director, President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Airways Group in the capacities indicated, on August 10, 2005.


By: /s/ Bruce R. Lakefield
    ---------------------------------
    Bruce R. Lakefield, Director, President and Chief Executive Officer (Principal Executive Officer)


By: /s/ Ronald E. Stanley
    ---------------------------------
    Ronald E. Stanley, Executive Vice President and Chief Financial Officer (Principal Financial Officer)


By: /s/ Anita P. Beier
    ---------------------------------
    Anita P. Beier, Senior Vice President-Finance and Controller
    (Chief Accounting Officer)


By:                 *
    ---------------------------------
    Dr. David G. Bronner, Director and Chairman


By:                 *
    ---------------------------------
    Thomas R. Harter, Director


By:                 *
    ---------------------------------
    Magdalena Jacobsen, Director


By:                 *
    ---------------------------------
    Robert L. Johnson, Director


By:                 *
    ---------------------------------
    Cheryl G. Krongard, Director


By:                 *
    ---------------------------------
    Joseph J. Mantineo, Director

By:                 *
    ---------------------------------
    John A. McKenna, Jr., Director


By:                 *
    ---------------------------------
    Hans Mirka, Director


By:                 *
    ---------------------------------
    George M. Philip, Director


By:                 *
    ---------------------------------
    William D. Pollock, Director


By:                 *
    ---------------------------------
    James M. Simon, Director


By:                 *
    ---------------------------------
    William T. Stephens, Director


By: /s/ Ronald E. Stanley
    ----------------------------------
    Ronald E. Stanley, Attorney-In-Fact

*    Signed pursuant to power of attorney.