Form 10-Q/A
period 2005-03-31
US AIRWAYS GROUP INC
filed 2005-08-11
CIK 701345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

                                 Yes   X   No
                                     -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes   X   No
                                     -----    -----

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

                                EXPLANATORY NOTE

     US Airways Group, Inc. ("US Airways Group") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 solely to refile with the Form 10-Q a revised version of two exhibits (Exhibits 10.3 and 10.6). Included in this filing are (1) the complete text of Item 6 of Part II, including the list of exhibits pursuant to Item 6.A. of Part II, (2) the signature page and (3) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of the Amendment as Exhibits 31.3 and 31.4, respectively.

     With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 has been supplemented, updated or amended.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

DESIGNATION   DESCRIPTION
-----------   -----------
   10.1       First Supplemental Order (I) Authorizing Debtors' Use of Cash
              Collateral (II) Providing Adequate Protection Pursuant to
              Bankruptcy Rules 4001(b) and 4001(d) (incorporated by reference to
              Exhibit 99.1 to US Airways Group's Current Report on Form 8-K
              dated January 13, 2005)

   10.2 Junior Secured Debtor-in-Possession Credit Facility Agreement dated as of February 18, 2005 among US Airways, Inc., a Debtor and
              Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as
              Borrower, US Airways Group, Inc., PSA Airlines, Inc., and Material
              Services, Inc., Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Guarantors, and Eastshore Aviation, LLC, as Lender (incorporated by reference to Exhibit 99 to US Airways
              Group's Current Report on Form 8-K dated February 28, 2005)

   10.3       Investment Agreement dated as of March 15, 2005, among Wexford
              Capital LLC, Republic Airways Holdings Inc., US Airways Group,
              Inc. and US Airways, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.4* Amendment No. 14, to the A319/A320/A321 Purchase Agreement dated as of October 31, 1997 between AVSA, S.A.R.L., and US Airways
              Group, Inc., executed on December 22, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.5* Amendment No. 15 to the A319/A320/A321 Purchase Agreement dated as of October 31, 1997 between AVSA, S.A.R.L., and US Airways Group,
              Inc., executed on January 17, 2005 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.6       Amendment No. 8 to the A330/A340 Purchase Agreement dated as of
              November 24, 1998 between AVSA, S.A.R.L., and US Airways Group,
              Inc., executed on December 22, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.7*      Amendment No. 9 to the A330/A340 Purchase Agreement dated as of
              November 24, 1998, between AVSA, S.A.R.L., and US Airways Group,
              Inc., executed on January 17, 2005 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.8*      Post-Petition Purchase Agreement Modification and Aircraft
              Financing Term Sheet between US Airways, Inc. and EMBRAER -
              Empresa Brasileira de Aeronautica S.A., executed on December 16,
              2005

   10.9*      Amendment No. 6 dated as of January 24, 2005 to Embraer Aircraft
              Purchase Agreement dated as of May 9, 2003 between US Airways
              Group, Inc. and Empresa Brasileira de Aeronautica S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   31.1*      Certification of the Principal Executive Officer pursuant to Rule
              13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

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

----------
* Filed with the original filing of this Quarterly Report on Form 10-Q on May 4, 2005.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        US Airways Group, Inc. (Registrant)


Date: August 10, 2005                   By: /s/ Anita P. Beier
                                            ------------------------------------
                                            Anita P. Beier
                                            Senior Vice President-Finance
                                            and Controller
                                            (Chief Accounting Officer)