Form 10-Q/A
period 2005-06-30
US AIRWAYS GROUP INC
filed 2005-08-11
CIK 701345

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

For the transition period from _____________ to _____________

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

                                EXPLANATORY NOTE

     US Airways Group, Inc. ("US Airways Group") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 solely to file with the Form 10-Q one exhibit (Exhibit 10.9) which was previously incorporated by reference. Included in this filing are (1) the complete text of
Item 6 of Part II, including the list of exhibits pursuant to Item 6.A. of Part II, (2) the signature page and (3) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of the Amendment as Exhibits 31.3 and 31.4, respectively.

     With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 has been supplemented, updated or amended.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

DESIGNATION   DESCRIPTION
-----------   -----------
   2.1        Agreement and Plan of Merger, dated May 19, 2005, among US Airways
              Group, Inc., America West Holdings Corporation and Barbell
              Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the
              Current Report on Form 8-K filed by America West Holdings
              Corporation on May 25, 2005)

   2.2        Letter Agreement, dated July 7, 2005, among US Airways Group,
              Inc., America West Holdings Corporation, Barbell Acquisition
              Corp., ACE Aviation Holdings, Par Investment Partners, L.P.,
              Peninsula Investment Partners, L.P., Eastshore Aviation, LLC, and
              Wellington Management Company, LLP on behalf of certain investors for whom it acts as an investment adviser (incorporated by reference to Exhibit 10.2 to US Airways Group's Current Report on
              Form 8-K filed July 13, 2005)

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

   10.7       Amendment No. 5 dated December 28, 2004 to Loan Agreement dated
              March 31, 2003 among US Airways, Inc. and Phoenix American
              Financial Services, Inc., Bank of America, N.A. and the Air
              Transportation Stabilization Board (incorporated by reference to
              Exhibit 10.6 to US Airways Group's Registration Statement on Form
              S-4 filed June 28, 2005)

   10.8       Amendment No. 1 dated as of May 19, 2005 to Junior Secured
              Debtor-in-Possession Credit Facility Agreement dated as of
              February 18, 2005 among US Airways, Inc., as Debtor and
              Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as
              Borrower, US Airways Group, Inc., PSA Airlines, Inc. and Material
              Services, Inc. Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Guarantors, and Eastshore Aviation,
              L.L.C., as Lender (incorporated by reference to Exhibit 10.105 to US Airways Group's Registration Statement on Form S-4 filed June
              28, 2005)

   10.9       Master Merger Memorandum of Understanding, dated as of June 13,
              2005, among US Airways, Inc., US Airways Group, Inc. America West
              Holdings, Inc., America West Airlines, Inc. General Electric
              Capital Corporation acting through its agent, GE Commercial
              Aviation Services, L.L.C., and General Electric Company/GE
              Transport Component (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC)

   10.10      Investment Agreement, dated July 7, 2005, among Tudor Proprietary
              Trading, L.L.C. and certain investors listed on Schedule 1 thereto for which Tudor Investment Corp. acts as investment adviser, U.S.
              Airways Group, Inc. and America West Holdings Corporation
              (incorporated by reference to Exhibit 10.1 to US Airways Group's
              Current Report on Form 8-K filed July 13, 2005)

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

   31.2*      Certification of the Principal Financial Officer pursuant to Rule
              13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

   31.3       Certification of the Principal Executive Officer pursuant to Rule
              13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

   31.4       Certification of the Principal Financial Officer pursuant to Rule
              13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

   32.1* Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed with the original filing of this Quarterly Report on Form 10-Q on August 2, 2004.

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