Form 10-Q
period 2006-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC; AMERICA WEST AIRLINES INC
filed 2006-05-09
CIK 701345, 714560, 706270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
US Airways Group, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8444)
54-1194634 (IRS Employer Identification No.)
111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)
America West Airlines, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 0-12337)
86-0418245 (IRS Employer Identification No.)
4000 East Sky Harbor Blvd., Phoenix, Arizona 85034
(Address of principal executive offices, including zip code)
US Airways, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8442)
53-0218143 (IRS Employer Identification No.)
111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)
(480) 693-0800
(Registrants’ telephone number, including area code)
Delaware
(State of Incorporation of all Registrants)
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

US Airways Group, Inc.	Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
America West Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
US Airways, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes ☐	No ☑
America West Airlines, Inc.	Yes ☐	No ☑
US Airways, Inc.	Yes ☐	No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes ☑	No ☐
US Airways, Inc.	Yes ☑	No ☐
As of May 3, 2006, there were approximately 86,143,000 shares of US Airways Group, Inc. common stock outstanding.
As of May 3, 2006, America West Airlines, Inc. had 1,000 shares of Class B common stock outstanding, all of which were held by America West Holdings Corporation.
As of May 3, 2006, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2006

          This combined Quarterly Report on Form 10-Q is filed by US Airways Group, Inc. (“US Airways Group”) and its direct and indirect wholly owned subsidiaries US Airways, Inc. (“US Airways”) and America West Airlines, Inc. (“AWA”). AWA is a wholly owned subsidiary of America West Holdings Corporation (“America West Holdings”), which is a wholly owned subsidiary of US Airways Group. References in this Form 10-Q to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.
Note Concerning Forward-Looking Statements
          Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding the Company’s outlook, expected fuel costs, the revenue environment, and the Company’s expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings and US Airways Group, including future financial and operating results, the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A of US Airways Group’s, AWA’s and US Airways’ Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and the following:
•	the impact of significant disruptions in the supply of aircraft fuel and historically high fuel prices;

•	our high level of fixed obligations;

•	our ability to integrate the management, operations and labor groups of US Airways Group and America West Holdings;

•	our ability to achieve the synergies anticipated as a result of the merger and to achieve those synergies in a timely manner;

•	the impact of continued significant operating losses;

•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;

•	changes in prevailing interest rates;

•	reliance on automated systems and the impact of any failure of these systems;

•	our ability to obtain and maintain normal terms with vendors and service providers;

•	security-related and insurance costs;

•	the impact of global instability including the continuing impact of the military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events;

•	changes in government legislation and regulation;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;

•	continued existence of prepetition liabilities;

•	weather conditions;

•	our ability to obtain and maintain any necessary financing for operations and other purposes;

•	our ability to maintain adequate liquidity;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to operate pursuant to the terms of our financing facilities (particularly the financial covenants);

•	our ability to attract and retain customers;

•	the cyclical nature of the airline industry;

•	our ability to attract and retain qualified personnel;

•	economic conditions; and

•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
          All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part I, Item 1A of the 2005 Form 10-K. There may be other factors not identified above or in the 2005 Form 10-K of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-Q.
Part I. Financial Information
          On September 27, 2005, US Airways Group consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings. As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. While the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings has been treated as the accounting acquirer. Financial information for periods prior to the merger include the accounts and activities of America West Holdings. America West Holdings is the holding company that owns all of the stock of AWA. This combined Form 10-Q is filed by US Airways Group, AWA and US Airways and includes the financial statements of each company in Item 1A, Item 1B and Item 1C, respectively.

     Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005 (unaudited)
(in millions, except share and per share amounts)

	2006	2005
Operating revenues
Mainline passenger	$1,811	$577
Express passenger	611	103
Cargo	37	9
Other	189	44

Total operating revenues	2,648	733

Operating expenses
Aircraft fuel and related taxes	555	160
Gain on fuel hedging instruments, net	(28)	(60)
Salaries and related costs	503	175
Express expenses	615	111
Aircraft rent	185	77
Aircraft maintenance	141	53
Other rent and landing fees	129	42
Selling expenses	107	36
Special items, net	(44)	1
Depreciation and amortization	45	12
Other	315	81

Total operating expenses	2,523	688

Operating income	125	45

Nonoperating income (expense)
Interest income	26	2
Interest expense, net	(75)	(19)
Other, net	(12)	—

Nonoperating expense, net	(61)	(17)

Income before income taxes and cumulative effect of change in accounting principle	64	28
Income tax provision	—	—

Income before cumulative effect of change in accounting principle	64	28
Cumulative effect of change in accounting principle, net	1	(202)

Net income (loss)	$65	$(174)

Unaudited pro forma net income assuming change in method of accounting was applied retroactively (Note 1)	$64	$28

Earnings (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$0.79	$1.90
Cumulative effect of change in accounting principle	0.01	(13.60)

Net income (loss) per common share	0.80	(11.70)
Diluted:
Before cumulative effect of change in accounting principle	$0.75	$1.29
Cumulative effect of change in accounting principle	0.01	(7.87)

Net income (loss) per common share	0.76	(6.58)

Shares used for computation (in thousands):
Basic	81,679	14,849
Diluted	93,362	25,666
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(in millions, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$987	$1,125
Short-term investments	611	452
Restricted cash	5	8
Accounts receivable, net	495	353
Materials and supplies, net	223	229
Prepaid expenses and other	477	392

Total current assets	2,798	2,559

Property and equipment
Flight equipment	1,991	1,920
Ground property and equipment	539	532
Less accumulated depreciation and amortization	(467)	(431)

	2,063	2,021
Equipment purchase deposits	40	43

Total property and equipment	2,103	2,064

Other assets
Goodwill	702	732
Other intangibles, net	575	583
Restricted cash	1,007	792
Other assets, net	235	234

Total other assets	2,519	2,341

Total assets	$7,420	$6,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of debt and capital leases	$124	$211
Accounts payable	535	530
Air traffic liability	1,243	788
Accrued compensation and vacation	178	209
Accrued taxes	240	171
Other accrued expenses	664	750

Total current liabilities	2,984	2,659

Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,843	2,749
Deferred gains and credits	227	254
Employee benefit liabilities and other	869	882

Total noncurrent liabilities and deferred credits	3,939	3,885

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 48,800,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized, 81,720,892 shares outstanding at March 31, 2006; 81,668,989 shares outstanding at December 31, 2005	1	1
Additional paid-in capital	1,270	1,258
Accumulated deficit	(761)	(826)
Treasury stock, common stock, 413,993 shares at March 31, 2006 and December 31, 2005	(13)	(13)

Total stockholders’ equity	497	420

Total liabilities and stockholders’ equity	$7,420	$6,964

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005 (unaudited)
(in millions)

	2006	2005
Net cash provided by operating activities	$211	$113

Cash flows from investing activities
Purchases of property and equipment	(86)	(57)
Purchase of short-term investments	(256)	(100)
Sales of short-term investments	97	132
Increase in long-term restricted cash	(215)	(19)
Proceeds from disposition of assets	1	1

Net cash used for investing activities	(459)	(43)

Cash flows from financing activities
Repayment of debt	(1,116)	(86)
Proceeds from issuance of debt	1,225	—
Other	1	(4)

Net cash provided by (used for) financing activities	110	(90)

Net decrease in cash and cash equivalents	(138)	(20)

Cash and cash equivalents at beginning of period	1,125	149

Cash and cash equivalents at end of period	$987	$129

Non-cash investing and financing activity

Reclassification of investments in debt securities to short-term investments	$—	$10
Notes payable issued under the aircraft purchase agreement	—	5
Notes payable cancelled under the aircraft purchase agreement	(4)	(4)

Supplemental information
Cash paid for interest, net of amounts capitalized	$68	$5
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation
          The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Principal subsidiaries include US Airways, Inc. (“US Airways”), America West Airlines, Inc. (“AWA”), Piedmont Airlines, Inc. (“Piedmont”) and PSA Airlines, Inc. (“PSA”). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the 2006 presentation.
          On September 27, 2005, US Airways Group consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings Corporation (“America West Holdings”). As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. While the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings has been treated as the accounting acquirer. Financial information for periods prior to the merger include the accounts and activities of America West Holdings, the holding company of AWA.
          Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent traveler programs and the estimates of fair value for assets and liabilities established in purchase accounting.
          In the fourth quarter of 2005, AWA changed its method of accounting for certain maintenance costs from the deferral method to the expense as incurred method. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle. The increase in the 2005 net loss of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting principle is not presented net of tax as any tax effects resulting from the change have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
          There was no activity within other comprehensive income for the three months ended March 31, 2006 and 2005. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholders’ equity.

2. Special items
     Special items as shown on the consolidated statements of operations include the following charges (credits) for the three months ended March 31, 2006 and 2005 (in millions):

	2006	2005
Airbus restructuring (a)	$(90)	$—
Merger related transition expenses (b)	46	—
Other	—	1

Special items, net	$(44)	$1

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. As described in further detail in Note 5, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus Loans. As a result, the Company recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger, the Company incurred $46 million of transition and merger integration costs in the first quarter of 2006. These items included $21 million in personnel costs primarily for severance, retention payments and stock awards, $7 million in merger related aircraft lease return expenses, $6 million of aircraft livery costs, $4 million in professional and technical fees, $3 million in continuing professional fees associated with US Airways’ bankruptcy proceedings, $3 million in employee moving expenses, $1 million of transition-related sales and marketing program expenses and $1 million in other expenses.
3. Earnings (loss) per share
          Basic earnings (loss) per share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding employee stock options, employee stock appreciation rights, employee restricted stock units, warrants and convertible debt. The following table presents the computation of basic and diluted EPS for the three months ended March 31, 2006 and 2005 (in millions, except share and per share amounts):

	2006	2005
Basic earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$64	$28
Cumulative effect of change in accounting principle	1	(202)

Net income (loss)	$65	$(174)

Weighted average common shares outstanding (in thousands)	81,679	14,849

Basic earnings (loss) per share:
Earnings before cumulative effect of change in accounting principle	$0.79	$1.90
Cumulative effect of change in accounting principle	0.01	(13.60)

Net earnings (loss) per share	$0.80	$(11.70)

	2006	2005
Diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$64	$28
Cumulative effect of change in accounting principle	1	(202)

Net income (loss)	65	(174)

Interest expense on 7.5% convertible senior notes	3	3
Interest expense on 7.25% convertible senior notes	—	2
Interest expense on 7.0% senior convertible notes	3	—

Income (loss) for purposes of computing diluted net income (loss) per share	$71	$(169)

Share computation (in thousands):
Weighted average common shares outstanding	81,679	14,849
Dilutive effect of stock awards and warrants	1,863	3,617
Assumed conversion of 7.5% convertible senior notes	3,860	3,860
Assumed conversion of 7.25% convertible senior notes	—	3,340
Assumed conversion of 7.0% senior convertible notes	5,960	—

Weighted average common shares outstanding as adjusted	93,362	25,666

Diluted earnings (loss) per share:
Earnings before cumulative effect of change in accounting principle	$0.75	$1.29
Cumulative effect of change in accounting principle	0.01	(7.87)

Earnings (loss) per share	$0.76	$(6.58)

          For the three months ended March 31, 2006, 2,026,092 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.
          For the three months ended March 31, 2005, 2,988,666 shares attributable to outstanding options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.
4. Stock options (Adoption of SFAS 123R)
          Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.
          Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans. Stock options of US Airways Group outstanding as of September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. At March 31, 2006, approximately 6.9 million shares are available for grant under the 2005 Equity Incentive Plan.

          The Company’s net income for the three months ended March 31, 2006 includes $12 million of compensation costs related to share-based payments. Upon adoption of SFAS 123R, the Company recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
          Had US Airways Group determined compensation cost based on the fair value at the grant date for its stock options, stock appreciation rights and restricted stock units under SFAS 123, the Company’s net loss and loss per share for the three months ended March 31, 2005 would have been adjusted as indicated below (in millions, except per share data):

Net loss as reported	$(174)
Stock-based compensation determined under the fair-value based method	(1)

Pro forma net loss	$(175)

Loss per common share
Basic — as reported	$(11.70)
Basic — pro forma	$(11.76)
Diluted — as reported	$(6.58)
Diluted — pro forma	$(6.62)
          Restricted Stock Unit Awards — As of March 31, 2006, the Company has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.
          There were no RSUs granted or outstanding during the three months ending March 31, 2005. Restricted stock unit award activity for the three months ending March 31, 2006 is as follows (shares in thousands):

		Weighted
		average grant-
2005 Equity Incentive Plan	Number of shares	date fair value
Nonvested balances at January 1, 2006	687	$26.17
Granted	3	31.81
Vested	—	—
Forfeited	(7)	27.55

Nonvested balance at March 31, 2006	683	$26.18

          As of March 31, 2006, there was $12 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.68 years.
          Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the stock’s fair market value at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of 10 years. Stock options and SARs are classified as equity awards.
     Stock option and SARs activity for the three months ending March 31, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			average
	Stock	Weighted	remaining	Aggregate
	options	average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
1994 Incentive Equity Plan
Balance at January 1, 2006	1,267	$38.28
Granted	—	—
Exercised	(4)	25.26
Forfeited	—	—
Expired	(40)	50.86

Balance at March 31, 2006	1,223	$37.91	3.43	9
Exercisable at March 31, 2006	1,223	$37.91	3.43	9

2002 Incentive Equity Plan
Balance at January 1, 2006	2,048	$16.98
Granted	—	—
Exercised	(25)	15.02
Forfeited	—	—
Expired	—	—

Balance at March 31, 2006	2,023	$17.00	7.52	47
Exercisable at March 31, 2006	1,816	$16.55	7.31	43

2005 Equity Incentive Plan
Balance at January 1, 2006	1,973	$23.15
Granted	88	31.00
Exercised	—	—
Forfeited	(18)	27.55
Expired	—	—

Balance at March 31, 2006	2,043	$23.45	9.55	34
Exercisable at March 31, 2006	—	$—	—	—
          The fair value of stock options and SARs is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the stock option or SAR at the time of grant. The dividend yield is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of the Company over a time period equal to the expected term of the stock option or SAR. The expected life of stock options and SARs is based on the historical experience of the Company.
          The per share weighted-average grant-date fair value of stock options and SARs granted during the first quarter of 2006 and 2005 was $12.50 and $5.11, respectively, using the following weighted-average assumptions for the three months ended March 31, 2006 and 2005:

	2006	2005
Risk free interest rate	4.6%	3.4%
Expected dividend yield	—%	—%
Expected life	3.0 years	4.0 years
Volatility	54%	54%

          As of March 31, 2006, there was $13 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 3.10 years.
          The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $1 million. The total intrinsic value of stock options exercised during the three months ended March 31, 2005 was immaterial. The total fair value of stock awards vested at March 31, 2006 and 2005 was $34 million and $35 million, respectively. Cash received from stock option exercises during the three months ended March 31, 2006 totaled $400,000. There were no SARs exercised during the three months ended March 31, 2006.
          Agreements with ALPA —US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of the Company’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65, the average market price for the 20 business days preceding the option issuance date. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any stock options that are forfeited or that expire without being exercised will not become available for grant under any of our plans.
     The per share fair value of the ALPA pilot stock options granted on January 31, 2006 was $17.11, calculated using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	4.4%
Expected dividend yield	—%
Contractual term	5.0 years
Volatility	69.8%
          As of March 31, 2006 there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 22,647 stock options exercised as of March 31, 2006 pursuant to this agreement. The total intrinsic value of options exercised in the first quarter of 2006 was immaterial.

5. Debt
          The following table details US Airways Group’s debt as of March 31, 2006 (in millions). Variable interest rates listed are the rates as of March 31, 2006 unless noted.

	March 31,	December 31,
	2006	2005
Secured
General Electric Capital Corporation loan, variable interest rate of 8.33%, interest only payments until due on March 31, 2011	$1,100	$—
AWA Citibank Loan (former AWA ATSB Loan)	—	250
GECC term loan	—	111
Senior secured discount notes, variable interest rate of 8.42%, installments due 2005 through 2009	34	34
Airbus Loans	—	186
Equipment notes payable, variable interest rates of 6.89% to 9.82%	1,251	1,240
US Airways Citibank Loan (formerly US Airways ATSB Loan)	—	551
Slot Financing, interest rate of 8%, installments due through 2015	50	50
Capital lease obligations, interest rate of 8%, installments due through 2021	44	46
GE Credit Facility, variable interest rate of 8.78%, installments due 2006 to 2010	26	28

	2,505	2,496

Unsecured
7% senior convertible notes, interest only payments until due in 2020	144	144
7.5% convertible senior notes, interest only payments until due in 2009	112	112
Equipment notes payable	—	4
Industrial development bonds, fixed interest rate of 6.3% due 2023	29	29
State loan, variable interest rate of 9.38%, installments due 2005 through 2007	1	1
Juniper prepaid miles, variable interest rate of 9.38%, interest only payments until due in 2010	325	325
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due 2012	10	10

	621	625

Total long-term debt and capital lease obligations	3,126	3,121
Less: Unamortized discount on debt	(159)	(161)
Current maturities	(124)	(211)

Long-term debt and capital lease obligations, net of current maturities	$2,843	$2,749

          Refinancing Transaction — On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA, Piedmont, PSA and Material Services Company, Inc. are all guarantors of the GE Loan.
          The GE Loan bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE Loan may be adjusted based on the credit rating for the GE Loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE Loan is B1 or better from Moody’s and B+ or better from Standard & Poor (“S&P”) as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE Loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE Loan balance, and (ii) if the credit rating for the Loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE Loan matures on March 31, 2011, and no principal payments are scheduled until maturity.
          In addition, the GE Loan requires certain mandatory prepayments upon certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants, and contains customary events of default. Under the GE Loan, US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents of not less than $750 million, subject to partial reductions upon specified reductions in the outstanding principal amount of the GE Loan.
          On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness:
•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the Air Transportation Stabilization Board (the “ATSB”). On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan. Proceeds were also used to pay $15 million of accrued interest and fees on the US Airways loan, and $8 million of accrued interest and $5 million of prepayment penalty on the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that the Company complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the $89 million loan, of which $89 million was outstanding, was forgiven along with $1 million in accrued interest.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively. Proceeds were also used to pay $1 million of accrued interest and $1 million of prepayment penalties on these two GECC loans.
          All obligations of the obligors under each of these repaid or terminated loans have been terminated (other than those that survive by the terms of the respective agreements).
          Redemption of 7.5% Convertible Senior Notes due 2009 — In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009, of which approximately $112 million remained outstanding at March 31, 2006. The outstanding amount included $22 million of interest paid through December 31, 2005 as a deemed loan added to the principal of the notes. On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112,298,017 in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. The remaining $1,285 in principal amount was redeemed on April 13, 2006 for an aggregate redemption price, plus interest, of $1,352.
6. Purchase accounting
  (a) Purchase price allocation
     The merger was accounted for as a reverse acquisition under SFAS No. 141 “Business Combinations,” (“SFAS 141”) with America West Holdings as the accounting acquirer. US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries including US Airways. In accordance with SFAS 141, the allocation of equity values is subject to adjustment for up to one year after the date of acquisition when additional information on asset and liability valuations becomes available.
     Adjustments made in the first quarter of 2006 to previously recorded fair values are as follows (in millions):

Goodwill reported as of December 31, 2005	$732
Non-current employee benefits and other	(19)
Long-term debt	(10)
Materials and supplies, net	9
Other assets	(7)
Accrued compensation and vacation	(4)
Other accrued expenses	1

Goodwill reported as of March 31, 2006	$702

          Adjustments recorded in the first quarter of 2006 resulted as further refinement of information became available on assets and liabilities that existed as of the acquisition date. Adjustments to non-current employee benefits and other represents adjustments to the Company’s deferred tax liability and the application of pre-merger credits to outstanding balances for deferred charges under rate per hour engine agreements. Adjustments to other assets represent the application of pre-merger airport operating expense and rent credits.
  (b) Pro forma information
          The following information is presented assuming the merger and the conversion of America West Holdings’ Class A and Class B common stock had been completed as of the beginning of the periods presented. The pro forma consolidated results of operations include purchase accounting adjustments, such as fair market value adjustments of the assets and liabilities of US Airways Group, adjustments to reflect the disposition of prepetition liabilities upon US Airways Group’s emergence from bankruptcy, and adjustments to conform certain accounting policies of US Airways Group and America West Holdings, together with related income tax effects. Certain other transactions critical to US Airways Group’s emergence from bankruptcy and the completion of the merger that became effective either before, at or immediately following the merger have also been reflected in the pro forma financial information. These transactions include the new equity investments, the comprehensive agreements with GECC, the comprehensive agreement with Airbus, the restructuring of the ATSB Loans, and the restructuring of the credit card partner and credit card processing agreements. The unaudited pro forma information presented below is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or of future results of the combined operations for the three months ended March 31, 2005 (in millions, except share and per share amounts).

Operating revenues	$2,360
Operating expenses	2,506

Operating loss	(146)
Net loss	$(440)

Basic and diluted loss per share	$(6.55)
Basic and diluted shares (in thousands)	67,167
7. Employee benefit plans
          Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans, however, prior to the merger, America West Holdings had no obligations for defined benefit or other postretirement plans. In connection with the merger, the Company acquired postretirement benefit obligations of US Airways, PSA and Piedmont and defined benefit pension plans sponsored by Piedmont and PSA.
     Components of the total periodic benefit cost for the three months ended March 31, 2006 include the following (in millions):

	Defined	Other
	benefit	postretirement
	pension plans	benefits
Service cost	$—	$1
Interest cost	1	3
Expected return on plan assets	(1)	—

Total periodic cost	$—	$4

8. Express expenses
          Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express, and expenses associated with AWA’s regional alliance agreement with Mesa Airlines are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following for the three months ended March 31, 2006 and 2005 (in millions):

	2006	2005
Aircraft fuel and related taxes	$104	$32
Salaries and related costs	62	—
Capacity purchases	337	69
Aircraft rent	20	2
Aircraft maintenance	19	—
Other rent and landing fees	9	7
Selling expenses	21	—
Depreciation and amortization	6	—
Other expenses	37	1

Express expenses	$615	$111

Item 1B. Condensed Consolidated Financial Statements of America West Airlines, Inc.
America West Airlines, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005 (unaudited)
(in millions)

	2006	2005
Operating revenues
Mainline passenger	$652	$577
Express passenger	153	103
Cargo	9	9
Other	45	44

Total operating revenues	859	733

Operating expenses
Aircraft fuel and related taxes	205	160
Gain on fuel hedging instruments, net	(28)	(60)
Salaries and related costs	174	175
Express expenses	145	111
Aircraft rent	86	77
Aircraft maintenance	52	53
Other rent and landing fees	45	42
Selling expenses	39	36
Special items, net	(30)	1
Depreciation and amortization	11	12
Other	77	80

Total operating expenses	776	687

Operating income	83	46

Nonoperating income (expense)
Interest income	13	3
Interest expense, net	(28)	(21)
Other, net	(11)	1

Nonoperating expense, net	(26)	(17)

Income before income taxes and cumulative effect of change of accounting principle	57	29
Income tax provision	—	—

Income before cumulative effect of change in accounting principle	57	29
Cumulative effect of change in accounting principle, net	1	(202)

Net income (loss)	$58	$(173)

Unaudited pro forma net income assuming change in method of accounting was applied retroactively (Note 1)	$57	$29

See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(in millions, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$472	$632
Short-term investments	390	319
Accounts receivable, net	138	119
Materials and supplies, net	88	87
Prepaid expenses and other	259	169

Total current assets	1,347	1,326

Property and equipment
Flight equipment	349	348
Ground property and equipment	316	309
Less accumulated depreciation and amortization	(405)	(399)

	260	258
Equipment purchase deposits	8	11

Total property and equipment	268	269

Other assets
Restricted cash	231	229
Advances to parent company	261	261
Other assets, net	93	107

Total other assets	585	597

Total assets	$2,200	$2,192

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Current maturities of long-term debt	$2	$94
Accounts payable	230	216
Payable to related parties, net	864	443
Air traffic liability	289	218
Accrued compensation and vacation	47	59
Accrued taxes	22	25
Other accrued expenses	71	59

Total current liabilities	1,525	1,114

Noncurrent liabilities and deferred credits
Long-term debt, net of current maturities	479	936
Deferred credits	248	252

Total noncurrent liabilities and deferred credits	727	1,188

Commitments and contingencies

Stockholder’s deficit
Common stock, $0.01 par value; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	555	555
Accumulated deficit	(607)	(665)

Total stockholder’s deficit	(52)	(110)

Total liabilities and stockholder’s deficit	$2,200	$2,192

See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005 (unaudited)
(in millions)

	2006	2005
Net cash provided by (used for) operating activities	$(3)	$113

Cash flows from investing activities
Purchases of property and equipment	(14)	(57)
Purchase of short-term investments	(166)	(100)
Sales of short-term investments	97	132
Increase in long-term restricted cash	(2)	(19)
Other	1	1

Net cash used for investing activities	(84)	(43)

Cash flows from financing activities
Repayments of debt	(1)	(86)
Net change in payable to related parties	(72)	—
Other	—	(4)

Net cash used for financing activities	(73)	(90)

Net decrease in cash and cash equivalents	(160)	(20)

Cash and cash equivalents at beginning of period	632	128

Cash and cash equivalents at end of period	$472	$108

Non-cash investing and financing activities
Repayment of ATSB, Airbus, and GECC loans by parent	$520	$—
Reclassification of investments in debt securities to short-term investments	—	10
Notes payable issued under the aircraft purchase agreement	—	5
Notes payable cancelled under the aircraft purchase agreement	(4)	(4)
Loan proceeds received by parent	64	—

Supplemental information
Cash paid for interest, net of amounts capitalized	$10	$5
See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation
          The accompanying unaudited condensed consolidated financial statements of America West Airlines, Inc. (“AWA”) should be read in conjunction with the financial statements contained in AWA’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying condensed consolidated financial statements include the accounts of AWA and its wholly owned subsidiary, FTCHP, LLC. AWA is a wholly owned subsidiary of America West Holdings Corporation (“America West Holdings”). On September 27, 2005, America West Holdings merged with Barbell Acquisition Corp., a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”), and as a result itself became a wholly owned subsidiary of US Airways Group.
          Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived assets and the frequent traveler program.
          Certain prior year amounts have been reclassified to conform with the 2006 presentation. In the fourth quarter of 2005, AWA changed its method of accounting for certain maintenance costs from the deferral method to the expense as incurred method. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle. The increase in the 2005 net loss of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting principle is not presented net of tax as any tax effects resulting from the change have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
          There was no activity within other comprehensive income for the three months ended March 31, 2006 and 2005. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholder’s equity.
2. Special items
          Special items as shown on the consolidated statements of operations include the following charges (credits) for the three months ended March 31, 2006 and 2005 (in millions):

	2006	2005
Airbus restructuring (a)	$(51)	$—
Merger related transition expenses (b)	21	—
Other	—	1

Special items, net	$(30)	$1

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways, Inc. (“US Airways”) and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. As described in further detail in Note 4, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus Loans. As a result, AWA recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $51 million, consisting of the $50 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger with US Airways Group, AWA incurred $21 million of transition and merger integration costs in the first quarter of 2006. These items included $7 million in merger related aircraft lease return expenses, $5 million of aircraft livery costs, $4 million in personnel costs primarily for severance, moving expenses and stock awards, $3 million in professional and technical fees, $1 million of transition-related sales and marketing program expenses and $1 million in other expenses.
3. Stock options (Adoption of SFAS 123R)
          Prior to January 1, 2006, US Airways Group accounted for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, US Airways Group adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.
          Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Stock options of US Airways Group outstanding as of September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. At March 31, 2006, approximately 6.9 million shares are available for grant under US Airways Group’s 2005 Equity Incentive Plan.
          US Airways Group’s net income for the three months ended March 31, 2006 includes $12 million of compensation costs related to share-based payments. Of the $12 million recorded by US Airways Group, $3 million was allocated to the financials of AWA and $9 million was allocated to the financials of US Airways. Upon adoption of SFAS 123R, US Airways Group recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. The $1 million cumulative benefit was allocated to the financials of AWA. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or the cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

          Had compensation cost been determined based on the fair value at the grant date for stock options, stock appreciation rights and restricted stock units under SFAS 123 and the compensation cost allocated to the financials of AWA, AWA’s net loss for the three months ended March 31, 2005 would have been adjusted as indicated below (in millions):

Net loss as reported	$(173)
Stock-based compensation determined under the fair-value based method	(1)

Pro forma net loss	$(174)

          Restricted Stock Unit Awards — As of March 31, 2006, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.
          There were no RSUs granted or outstanding during the three months ending March 31, 2005. Restricted stock unit award activity for the three months ending March 31, 2006 is as follows (shares in thousands):

		Weighted
	Number of	average grant-
2005 Equity Incentive Plan	shares	date fair value
Nonvested balances at January 1, 2006	687	$26.17
Granted	3	31.81
Vested	—	—
Forfeited	(7)	27.55

Nonvested balance at March 31, 2006	683	$26.18

          As of March 31, 2006, there was $12 million of total unrecognized compensation costs related to RSUs, which will be allocated to the financials of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.68 years.
          Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the stock’s fair market value at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of 10 years. Stock options and SARs are classified as equity awards.
          Stock option and SARs activity for the three months ending March 31, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			average
	Stock	Weighted	remaining	Aggregate
	options	average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
1994 Incentive Equity Plan
Balance at January 1, 2006	1,267	$38.28
Granted	—	—
Exercised	(4)	25.26
Forfeited	—	—
Expired	(40)	50.86

Balance at March 31, 2006	1,223	$37.91	3.43	9
Exercisable at March 31, 2006	1,223	$37.91	3.43	9

			Weighted
			average
	Stock	Weighted	remaining	Aggregate
	options	average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
2002 Incentive Equity Plan
Balance at January 1, 2006	2,048	$16.98
Granted	—	—
Exercised	(25)	15.02
Forfeited	—	—
Expired	—	—

Balance at March 31, 2006	2,023	$17.00	7.52	47
Exercisable at March 31, 2006	1,816	$16.55	7.31	43

2005 Equity Incentive Plan
Balance at January 1, 2006	1,973	$23.15
Granted	88	31.00
Exercised	—	—
Forfeited	(18)	27.55
Expired	—	—

Balance at March 31, 2006	2,043	$23.45	9.55	34
Exercisable at March 31, 2006	—	$—	—	—
          The fair value of stock options and SARs is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the stock option or SAR at the time of grant. The dividend yield is assumed to be zero since US Airways Group does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of US Airways Group over a time period equal to the expected term of the stock option or SAR. The expected life of stock options and SARs is based on the historical experience of US Airways Group.
          The per share weighted-average grant-date fair value of stock options and SARs granted during the first quarter of 2006 and 2005 was $12.50 and $5.11, respectively, using the following weighted-average assumptions for the three months ended March 31, 2006 and 2005:

	2006	2005
Risk free interest rate	4.6%	3.4%
Expected dividend yield	—%	—%
Expected life	3.0 years	4.0 years
Volatility	54%	54%
          As of March 31, 2006, there was $13 million of total unrecognized compensation costs related to stock options and SARs, which will be allocated to the financials of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 3.10 years.
          The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $1 million. The total intrinsic value of stock options exercised during the three months ended March 31, 2005 was immaterial. The total fair value of stock awards vested at March 31, 2006 and 2005 was $34 million and $35 million, respectively. Cash received from stock option exercises during the three months ended March 31, 2006 totaled $400,000. There were no SARs exercised during the three months ended March 31, 2006.
          Agreements with ALPA —US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provided that US Airways’ pilots designated by ALPA would receive stock options to purchase 1.1 million shares of US Airways Group’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65, the average market price for the 20 business days preceding the option issuance date. The stock options granted to ALPA pilots do not reduce the shares available for grant under any of US Airways Group’s equity incentive plans. Any stock options that are forfeited or that expire without being exercised will not become available for grant under any of US Airways Group’s equity incentive plans.

          The per share fair value of the ALPA pilot stock options granted on January 31, 2006 was $17.11, calculated using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	4.4%
Expected dividend yield	—%
Contractual term	5.0 years
Volatility	69.8%
          As of March 31, 2006 there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 22,647 stock options exercised as of March 31, 2006 pursuant to this agreement. The total intrinsic value of options exercised in the first quarter of 2006 was immaterial.
4. Debt
          The following table details AWA’s debt as of March 31, 2006 (in millions). Variable interest rates listed are the rates as of March 31, 2006 unless noted.

	March 31,	December 31,
	2006	2005
Secured
AWA Citibank Loan (former ATSB loan)	$—	$250
GECC term loan	—	111
Senior secured discount notes, variable interest rate of 8.42%, installments due 2005 through 2009	34	34
Airbus Loans	—	186

	34	581

Unsecured
7.5% convertible senior notes, interest only payments until due in 2009	112	112
Equipment notes payable	—	4
Industrial development bonds, fixed interest rate of 6.3% due 2023	29	29
State loan, variable interest rate of 9.38%, installments due 2005 through 2007	1	1
Juniper prepaid miles, variable interest rate of 9.38%, interest only payments until due in 2010	325	325

	467	471

Total long-term debt and capital lease obligations	501	1,052
Less: Unamortized discount on debt	(20)	(22)
Current maturities	(2)	(94)

Long-term debt and capital lease obligations, net of current maturities	$479	$936

          Refinancing Transaction — On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA, Piedmont Airlines, Inc., PSA Airlines, Inc. and Material Services Company, Inc. are all guarantors of the GE Loan.
          The GE Loan bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE Loan may be adjusted based on the credit rating for the GE Loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE Loan is B1 or better from Moody’s and B+ or better from Standard & Poor (“S&P”) as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE Loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE Loan balance, and (ii) if the credit rating for the Loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE Loan matures on March 31, 2011, and no principal payments are scheduled until maturity.
          In addition, the GE Loan requires certain mandatory prepayments upon certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants, and contains customary events of default. Under the GE Loan, US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents of not less than $750 million, subject to partial reductions upon specified reductions in the outstanding principal amount of the GE Loan.
          On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness:
•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the Air Transportation Stabilization Board (the “ATSB”). On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan. Proceeds were also used to pay $15 million of accrued interest and fees on the US Airways loan, and $8 million of accrued interest and $5 million of prepayment penalty on the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that US Airways Group complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the $89 million loan, of which $89 million was outstanding, was forgiven along with $1 million in accrued interest.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively. Proceeds were also used to pay $1 million of accrued interest and $1 million of prepayment penalties on these two GECC loans.
          All obligations of the obligors under each of these repaid or terminated loans have been terminated (other than those that survive by the terms of the respective agreements).
          Redemption of 7.5% Convertible Senior Notes due 2009 — In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009, of which approximately $112 million remained outstanding at March 31, 2006. The outstanding amount included $22 million of interest paid through December 31, 2005 as a deemed loan added to the principal of the notes. On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112,298,017 in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. The remaining $1,285 in principal amount was redeemed on April 13, 2006 for an aggregate redemption price, plus interest, of $1,352.
5. Related party transactions
          As of March 31, 2006 and December 31, 2005, AWA had net advances to America West Holdings of $261 million, which were classified in Other assets on AWA’s condensed consolidated balance sheets. The net receivable due from America West Holdings was due to certain restrictions related to the timing of repayments under the former AWA ATSB guaranteed loan, which was refinanced during March, 2006 with proceeds from the new GE debt, see note 4.
          In addition, as of March 31, 2006, AWA had a net payable to related parties of $864 million, which was classified in Current liabilities on AWA’s condensed consolidated balance sheet. The net payable to related parties is primarily comprised of a net payable to US Airways Group and US Airways of $1.22 billion and $622 million, respectively, which were offset in part by a net receivable from US Airways Group and US Airways of $242 million and $734 million, respectively. As of December 31, 2005, AWA had a net payable to related parties of $443 million, which was classified in Current liabilities on AWA’s condensed consolidated balance sheet. The net payable to related parties is primarily comprised of a net payable to US Airways Group and US Airways of $795 million and $601 million, respectively, which were offset in part by a net receivable from US Airways Group and US Airways of $330 million and $621 million, respectively
          The net payable to US Airways Group consists of proceeds received by AWA on behalf of US Airways Group in connection with the initial equity investments, the public stock offering, the exercise of options by equity investors, the issuance of 7% Senior Convertible Notes, initial funding of Airbus loans and amounts payable to US Airways Group related to the conversion of the 7.25% notes, net of cash retained by US Airways Group. The net payable to US Airways Group increased by $428 million during the quarter ended March 31, 2006. The majority of this increase relates to debt previously recorded at AWA which was refinanced with the proceeds from the GE Loan and the allocation of the forgiveness of the Airbus loan. See also note 4 related to the refinancing transaction.
          The net receivable from US Airways Group consists of payments made on behalf of US Airways Group related to the repurchase of the warrants issued to the ATSB, merger related costs and amounts related to the refinancing of the Airbus loan. The net receivable from US Airways primarily consists of payments made on behalf of US Airways to extinguish debt to GE upon emergence from bankruptcy, amounts received by US Airways on behalf of AWA related to the bonus payment made by Juniper and additional amounts received from Juniper for prepurchased miles, ticket sales collected by US Airways for AWA and workers compensation expenses paid by AWA on behalf of US Airways. In addition to the transactions described above, AWA provides funds to and receives funds from US Airways from transactions that occur in the normal course of business. Payables and receivables among related parties are expected to be short-term in duration.

6. Express expenses
          Expenses associated with AWA’s regional alliance agreement with Mesa Airlines are classified as Express expenses on the consolidated statements of operations and consist of the following for three months ended March 31, 2006 and 2005 (in millions):

	2006	2005
Aircraft fuel and related taxes	$46	$32
Capacity purchases	85	69
Other rent and landing fees	3	2
Selling expenses	10	7
Other expenses	1	1

Express expenses	$145	$111

Item 1C. Condensed Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Statements of Operations
Three Months Ended March 31, 2006 and 2005 (unaudited)
(in millions)

	Successor	Predecessor
	Company	Company
	2006	2005
Operating revenues
Mainline passenger	$1,159	$1,133
Express passenger	458	314
Cargo	29	21
Other	158	154

Total operating revenues	1,804	1,622

Operating expenses
Aircraft fuel and related taxes	349	321
Salaries and related costs	329	408
Express expenses	499	419
Aircraft rent	99	98
Aircraft maintenance	90	72
Other rent and landing fees	84	89
Selling expenses	67	93
Special items, net	(15)	—
Depreciation and amortization	36	50
Other	223	254

Total operating expenses	1,761	1,804

Operating income (loss)	43	(182)

Nonoperating income (expense)
Interest income	14	3
Interest expense, net	(55)	(75)
Reorganization items, net	—	(2)
Other, net	(2)	(3)

Nonoperating expense, net	(43)	(77)

Income (loss) before income taxes	—	(259)
Income tax provision	—	—

Net income (loss)	$—	$(259)

See accompanying notes to the condensed financial statements.

US Airways, Inc.
Condensed Balance Sheets
March 31, 2006 and December 31, 2005
(in millions, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$490	$462
Short-term investments	221	132
Restricted cash	5	8
Accounts receivable, net	351	227
Materials and supplies, net	109	109
Prepaid expenses and other	208	213

Total current assets	1,384	1,151

Property and equipment
Flight equipment	1,557	1,492
Ground property and equipment	205	205
Less accumulated depreciation and amortization	(55)	(28)

	1,707	1,669
Equipment purchase deposits	32	32

Total property and equipment	1,739	1,701

Other assets
Goodwill	702	732
Other intangibles, net	533	541
Restricted cash	776	563
Other assets, net	116	120

Total other assets	2,127	1,956

Total assets	$5,250	$4,808

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Current maturities of debt and capital leases	$122	$117
Accounts payable	270	276
Payables to related parties, net	1,211	336
Air traffic liability	956	570
Accrued compensation and vacation	125	144
Accrued taxes	205	133
Other accrued expenses	557	657

Total current liabilities	3,446	2,233

Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,120	1,855
Deferred gains and credits	204	215
Postretirement benefits other than pensions	190	189
Employee benefit liabilities and other	423	449

Total noncurrent liabilities and deferred credits	1,937	2,708

Commitments and contingencies

Stockholder’s deficit
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1	1
Accumulated deficit	(134)	(134)

Total stockholder’s deficit	(133)	(133)

Total liabilities and stockholder’s deficit	$5,250	$4,808

See accompanying notes to the condensed financial statements.

US Airways, Inc.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005 (unaudited)
(in millions)

	Successor	Predecessor
	Company	Company
	2006	2005
Net cash provided by (used for) operating activities before reorganization items	$222	$(97)
Reorganization items, net	—	(11)

Net cash provided by (used for) operating activities	222	(108)

Cash flows from investing activities
Purchases of property and equipment	(68)	(38)
Proceeds from disposition of assets	—	3
Purchase of short-term investments	(89)	—
Increase in long-term restricted cash	(213)	(139)

Net cash used for investing activities	(370)	(174)

Cash flows from financing activities
Net increase in payable to related parties	172	—
Proceeds from issuance of debt	48	55
Proceeds from issuance of debtor-in-possession financings	—	75
Repayments of debt and capital lease obligations	(44)	(72)

Net cash provided by financing activities	176	58

Net increase (decrease) in cash and cash equivalents	28	(224)

Cash and cash equivalents at beginning of period	462	734

Cash and cash equivalents at end of period	$490	$510

Non-cash investing and financing activities

Repayment of ATSB and Airbus loans by parent	$712	$—
Property and equipment financed with debt and capital leases	—	53
Loan proceeds received by parent	64	—

Supplemental information
Cash paid for interest, net of amounts capitalized	$58	$76
See accompanying notes to the condensed financial statements.

US Airways, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Basis of presentation
          The accompanying unaudited condensed financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2005. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the condensed financial statements for the interim periods presented. Certain prior year amounts have been reclassified to conform with the 2006 presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets subject to amortization, frequent traveler programs, fresh-start reporting and purchase accounting.
          On September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group and three of US Airways Group’s other subsidiaries (collectively with US Airways, the “Debtors”) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group upon US Airways Group’s emergence from bankruptcy on September 27, 2005. The Debtors’ plan of reorganization was confirmed by the Bankruptcy Court on September 16, 2005 and became effective on September 27, 2005, the same day that the merger with America West Holdings became effective. While the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings was treated as the accounting acquirer.
          In connection with emergence from bankruptcy, US Airways adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). References in the condensed financial statements and the notes to the condensed financial statements to “Predecessor Company” refer to US Airways prior to September 30, 2005. References to “Successor Company” refer to US Airways on and after September 30, 2005, after giving effect to the application of fresh-start reporting. While the effective date of the plan of reorganization and the merger was September 27, 2005, the results of operations for US Airways for the four day period from September 27 through September 30, 2005 are not material to the financial statement presentation. As a result of the adoption of fresh-start reporting, the financial statements prior to September 30, 2005 are not comparable to the financial statements after September 30, 2005, because they are, in effect, those of a new entity.
          SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as reorganization items, net in the condensed statements of operations. In addition, cash used for reorganization items is disclosed separately in the condensed statements of cash flows.

          Comprehensive income (loss) was $(145) million for the three months ended March 31, 2005. There was no activity within other comprehensive income for the three months ended March 31, 2006. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholder’s equity. In 2005, other comprehensive income included changes in the fair value of certain derivative financial instruments and adjustments for minimum pension liabilities.
2. Special items
          Special items as shown on the statements of operations include the following charges (credits) for the three months ended March 31, 2006 (in millions):

Airbus restructuring (a)	$(40)
Merger related transition expenses (b)	25

Special items, net	$(15)

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and America West Airlines, Inc. (“AWA”), certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. As described in further detail in Note 4, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus Loans. As a result, US Airways recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $40 million, consisting of the $39 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger with America West Holdings, US Airways incurred $25 million of transition and merger integration costs in the first quarter of 2006. These items included $17 million in personnel costs for severance, retention payments and stock awards, $3 million in continuing professional fees associated with US Airways’ bankruptcy proceedings, $3 million in employee moving expenses, $1 million of aircraft livery costs and $1 million of programming service expense.
3. Stock options (Adoption of SFAS 123R)
          After emerging from the first bankruptcy in March 2003, the Predecessor Company adopted the fair value method of recording stock-based employee compensation contained in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). The Predecessor Company recorded compensation expense in accordance with the provisions of SFAS 123 during the three months ending March 31, 2005. Effective with the merger with America West Holdings on September 27, 2005, US Airways applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, US Airways Group adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.
          Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Stock options of

US Airways Group outstanding as of September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. At March 31, 2006, approximately 6.9 million shares are available for grant under US Airways Group’s 2005 Equity Incentive Plan.
          US Airways Group’s net income for the three months ended March 31, 2006 includes $12 million of compensation costs related to share-based payments. Of the $12 million recorded by US Airways Group, $3 million was allocated to the financials of AWA and $9 million was allocated to the financials of US Airways. Upon adoption of SFAS 123R, US Airways Group recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. The $1 million cumulative benefit was allocated to the financials of AWA. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or the cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
          For the three months ended March 31, 2005, the Predecessor Company recognized compensation expense of $4 million pursuant to the provisions of SFAS 123.
          Restricted Stock Unit Awards — As of March 31, 2006, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.
          There were no RSUs granted or outstanding during the three months ending March 31, 2005. Restricted stock unit award activity for the three months ending March 31, 2006 is as follows (shares in thousands):

		Weighted
	Number of	average grant-
2005 Equity Incentive Plan	shares	date fair value
Nonvested balances at January 1, 2006	687	$26.17
Granted	3	31.81
Vested	—	—
Forfeited	(7)	27.55

Nonvested balance at March 31, 2006	683	$26.18

          As of March 31, 2006, there was $12 million of total unrecognized compensation costs related to RSUs, which will be allocated to the financials of AWA and US Airways Inc. These costs are expected to be recognized over a weighted average period of 1.68 years.
          Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the stock’s fair market value at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of 10 years. Stock options and SARs are classified as equity awards.
          Stock option and SARs activity for the three months ending March 31, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			average
	Stock	Weighted	remaining	Aggregate
	options	average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
1994 Incentive Equity Plan
Balance at January 1, 2006	1,267	$38.28
Granted	—	—
Exercised	(4)	25.26
Forfeited	—	—
Expired	(40)	50.86

Balance at March 31, 2006	1,223	$37.91	3.43	9
Exercisable at March 31, 2006	1,223	$37.91	3.43	9

2002 Incentive Equity Plan
Balance at January 1, 2006	2,048	$16.98
Granted	—	—
Exercised	(25)	15.02
Forfeited	—	—
Expired	—	—

Balance at March 31, 2006	2,023	$17.00	7.52	47
Exercisable at March 31, 2006	1,816	$16.55	7.31	43

2005 Equity Incentive Plan
Balance at January 1, 2006	1,973	$23.15
Granted	88	31.00
Exercised	—	—
Forfeited	(18)	27.55
Expired	—	—

Balance at March 31, 2006	2,043	$23.45	9.55	34
Exercisable at March 31, 2006	—	$—	—	—
          The fair value of stock options and SARs is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the stock option or SAR at the time of grant. The dividend yield is assumed to be zero since US Airways Group does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of US Airways Group over a time period equal to the expected term of the stock option or SAR. The expected life of stock options and SARs is based on the historical experience of US Airways Group.
          There were no stock options or SARs granted by the Predecessor Company during the first quarter of 2005. The per share weighted-average grant-date fair value of stock options and SARs granted during the first quarter of 2006 was $12.50, using the following weighted-average assumptions:

	2006	2005
Risk free interest rate	4.6%	3.4%
Expected dividend yield	—%	—%
Expected life	3.0 years	4.0 years
Volatility	54%	54%
          As of March 31, 2006, there was $13 million of total unrecognized compensation costs related to stock options and SARs, which will be allocated to the financials of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 3.10 years.
          The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $1 million. There were no stock options exercised during the three months ended March 31, 2005. The total fair value of stock awards vested at March 31, 2006 was $34 million. The total fair value of stock awards vested at March 31, 2005 was immaterial due to the Predecessor Company’s bankruptcy proceedings. Cash received from stock option exercises during the three months ended March 31, 2006 totaled $400,000. There were no SARs exercised during the three months ended March 31, 2006.
          Agreements with ALPA —US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provided that US Airways’ pilots designated by ALPA would receive stock options to purchase 1.1 million shares of US Airways Group’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65, the average market price for the 20 business days preceding the option issuance date. The stock options granted to ALPA pilots do not reduce the shares available for grant under any of US Airways Group’s plans. Any stock options that are forfeited or that expire without being exercised will not become available for grant under any of US Airways Group’s plans.
          The per share fair value of the ALPA pilot stock options granted on January 31, 2006 was $17.11, calculated using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	4.4%
Expected dividend yield	—%
Contractual term	5.0 years
Volatility	69.8%
          As of March 31, 2006 there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 22,647 stock options exercised as of March 31, 2006 pursuant to this agreement. The total intrinsic value of options exercised in the first quarter of 2006 was immaterial.
4. Debt
          The following table details US Airways’ debt as of March 31, 2006 (in millions). Variable interest rates listed are the rates as of March 31, 2006 unless noted.

	March 31,	December 31,
	2006	2005
Secured
Equipment notes payable, variable interest rates of 6.89% to 9.82%	$1,251	$1,240
US Airways East Citibank Loan (former ATSB loan)	—	551
Slot financing, interest rate of 8%, installments due through 2015	50	50
Capital lease obligations, interest rate of 8%, installments due through 2021	44	46
GE Credit Facility, variable interest rate of 8.78%, installments due 2006 to 2010	26	28
Airbus Loans	—	186

	1,371	2,101

Unsecured
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due 2012	10	10

	10	10

Total long-term debt and capital lease obligations	1,381	2,111
Less: Unamortized discount on debt	(139)	(139)
Current maturities	(122)	(117)

Long-term debt and capital lease obligations, net of current maturities	$1,120	$1,855

          Refinancing Transaction — On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA, Piedmont Airlines, Inc., PSA Airlines, Inc. and Material Services Company, Inc. are all guarantors of the GE Loan.

          The GE Loan bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE Loan may be adjusted based on the credit rating for the GE Loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE Loan is B1 or better from Moody’s and B+ or better from Standard & Poor (“S&P”) as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE Loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE Loan balance, and (ii) if the credit rating for the Loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE Loan matures on March 31, 2011, and no principal payments are scheduled until maturity.
          In addition, the GE Loan requires certain mandatory prepayments upon certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants, and contains customary events of default. Under the GE Loan, US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents of not less than $750 million, subject to partial reductions upon specified reductions in the outstanding principal amount of the GE Loan.
          On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness:
•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the Air Transportation Stabilization Board (the “ATSB”). On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan. Proceeds were also used to pay $15 million of accrued interest and fees on the US Airways loan, and $8 million of accrued interest and $5 million of prepayment penalty on the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that US Airways Group complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the $89 million loan, of which $89 million was outstanding, was forgiven along with $1 million in accrued interest.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively. Proceeds were also used to pay $1 million of accrued interest and $1 million of prepayment penalties on these two GECC loans.
          All obligations of the obligors under each of these repaid or terminated loans have been terminated (other than those that survive by the terms of the respective agreements).
5. Emergence from bankruptcy and merger
  (a) Claims resolution
          Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.4 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline has been extended from March 27, 2006 to September 15, 2006. As of March 31, 2006, there were approximately $19.5 billion of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.
  (b) Fresh-start reporting and purchase accounting updates
          In connection with its emergence from bankruptcy on September 27, 2005, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, US Airways valued its assets and liabilities at fair value. In addition, as a result of the merger which is accounted for as a reverse acquisition under SFAS No. 141 “Business Combinations,” (“SFAS 141”) with America West Holdings as the accounting acquirer, US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries, including US Airways.
          In accordance with SFAS 141, the allocation of equity values is subject to adjustment within one year after the date of acquisition when additional information on asset and liability valuations becomes available. US Airways expects that there may be further adjustments including those related to the allocation of the purchase price among US Airways and the other acquired subsidiaries of US Airways Group.
          Adjustments made in the first quarter of 2006 to previously recorded fair values are as follows (in millions):

Goodwill reported as of December 31, 2005	$732
Non-current employee benefits and other	(19)
Long-term debt	(10)
Payables to related parties	8
Other assets	(7)
Accrued compensation and vacation	(4)
Other accrued expenses	1
Materials and supplies, net	1

Goodwill reported as of March 31, 2006	$702

          Adjustments recorded in the first quarter of 2006 resulted as further refinement of information became available on assets and liabilities that existed as of the acquisition date. Adjustments to non-employee benefits and other represents adjustments to US Airway’s deferred tax liability and the application of pre-merger credits to outstanding balances for deferred charges under rate per hour engine agreements. Adjustments to other assets represents the application of pre-merger airport operating expense and rent credits.
  (c) Reorganization items
     SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the statements of operations. Reorganization items consisted of the following for the three months ended March 31, 2005 (in millions):

Gain related to curtailment of postretirement benefits (a)	$183
Gain related to curtailment of pension plans (a)	24
Interest on accumulated cash	2
Severance including benefits (b)	(95)
Minimum pension liability adjustment (a)	(91)
Professional fees	(15)
Damage and deficiency claims (c)	(8)
Aircraft order penalties (d)	(2)

Reorganization items, net	$(2)

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the International Association of Machinists and Aerospace Workers and Transport Workers Union, to begin the significant curtailment of postretirement medical benefits. US Airways recognized a gain of $183 million in connection with this curtailment. Also in January 2005, US Airways terminated its three mainline defined benefit plans. US Airways recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations. See also note 7.

(b)	In connection with the labor agreements reached during the bankruptcy, approximately 4,600 employees across several of US Airways’ labor groups were involuntarily terminated or participated in voluntary furlough and termination programs.

(c)	Damage and deficiency claims arise as a result of the election to restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

(d)	As a result of the bankruptcy filing in September 2004, US Airways did not expect to be able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $2 million in the first quarter of 2005.
6. Related party transactions
  (a) Parent company
          US Airways provides funds to and receives funds from US Airways Group which arise in the normal course of business. US Airways had a net payable to US Airways Group of $1.04 billion and $269 million at March 31, 2006 and December 31, 2005, respectively. The $714 million increase in the net payable during the quarter ended March 31, 2006 was due to debt previously recorded at US Airways which was refinanced with proceeds from the new GE Loan, see note 4.
  (b) Airline subsidiaries of US Airways Group
          US Airways has a net payable to AWA of $112 million at March 31, 2006, which consists of a receivable of $622 million and a payable of $734 million. As of December 31, 2005, US Airways has a net payable to AWA of $20 million, which consisted of a payable of $621 million which was offset in part by a receivable of $601 million. The receivable from AWA consisted primarily of operating cash transfers received by AWA. The payable to AWA consists of payments made by AWA on behalf of US Airways to extinguish debt upon emergence from bankruptcy, amounts received by US Airways for AWA related to a bonus payment and prepurchased miles by Juniper, ticket sales collected by US Airways for AWA and workers compensation expense and various other transactions that occur in the normal course of business paid by AWA on behalf of US Airways. Payables and receivables among related parties are expected to be short-term in duration.
7. Employee benefit plans
          Components of the net and total periodic benefit cost for the three months ended March 31, 2006 (Successor Company) and March 31, 2005 (Predecessor Company) include the following (in millions):

		Other
		postretirement
	Pension benefits	benefits
	2005	2006	2005
Service cost	$1	$1	$6
Interest cost	6	3	15
Expected return on plan assets	(5)	—	—
Amortization of:
Prior service benefit	—	—	(13)
Actuarial gain	—	—	(3)

Net periodic cost	2	4	5
Curtailment gain	(24)	—	(183)

Total (income) cost	$(22)	$4	$(178)

          On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Security Act of 1974, as amended (“ERISA”), of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (“AFA Plan”), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (“IAM Plan”), and the Retirement Plan for Certain Employees of US Airways, Inc. (“CE Plan”), and approval of each plan’s termination. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of $1.76 billion, as of the plans’ termination dates in January 2005. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, which was the date agreed to by the Pension Benefit Guaranty Corporation (“PBGC”) and US Airways. The CE Plan was terminated effective January 17, 2005, which was the date agreed to by the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.
          Upon termination of the plans in the first quarter of 2005, US Airways recognized a curtailment gain of $24 million and a $91 million charge related to the minimum pension liability, which was previously recorded in other comprehensive income. These amounts are included in reorganization items, net in the statements of operations (see note 5(c)). Upon emergence from bankruptcy on September 27, 2005, the Bankruptcy Court approved a settlement agreement between US Airways and the PBGC which required the PBGC to release all claims against US Airways in return for US Airways issuing (i) a $13.5 million cash payment, paid in October 2005, (ii) a 6.00% note payable for $10 million, and (iii) 70%, or 4,873,485 shares, of the unsecured creditors stock, net of the shares allocated to ALPA, valued at $57 million. Accordingly, US Airways eliminated the $948 million liability related to the three terminated plans, including the minimum liability adjustment, and recognized a net settlement gain of $868 million. This gain was included in reorganization items, net in the statements of operations in the third quarter of 2005.
          During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and its unions, and between US Airways and the court-appointed Section

1114 Committee (representing retirees not represented by the unions) to begin the significant curtailments of postretirement benefits. Effective March 1, 2005, those benefits were significantly reduced. US Airways remeasured its postretirement obligations based on the new terms, which resulted in a reduction in the postretirement obligation of approximately $1.1 billion and a curtailment gain of $183 million. Since the re-measurement and reduction in postretirement obligation created a significant unrecognized prior service gain, US Airways recognized net periodic other postretirement benefit income until the emergence from bankruptcy on September 27, 2005. In accordance with SOP 90-7, US Airways revalued its postretirement benefit obligation on emergence, and adjusted its liability to $229 million, a reduction of $1.25 billion. Of this, a $1.24 billion gain, including the recognition of the unamortized portion of the prior service gain created as a result of the benefit curtailment, was included in reorganization items, net in the statement of operations. Adjustments made subsequent to September 30, 2005 totaling $10 million were made directly to goodwill.
8. Express expenses
          Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been classified as Express expenses on the statements of operations and prior periods have been reclassified. Express expenses consist of the following for the three months ended March 31, 2006 (Successor Company) and March 31, 2005 (Predecessor Company) (in millions):

	2006	2005
Aircraft fuel and related taxes	$12	$14
Salaries and related costs	6	9
Capacity purchases	418	327
Other rent and landing fees	1	1
Aircraft rent	7	7
Selling expenses	2	2
Aircraft maintenance	3	3
Depreciation and amortization	—	2
Other expenses	50	54

Express expenses	$499	$419

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of the 2005 Form 10-K. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2005 Form 10-K.
          Overview
          US Airways Group is a holding company whose primary business activity, prior to its merger with America West Holdings, was the operation of a major network air carrier through its ownership of the common stock of US Airways, Piedmont, PSA, MSC and Airways Assurance Limited. US Airways, along with a network of US Airways Group’s regional airline subsidiaries, US Airways’ MidAtlantic division and affiliated carriers flying as US Airways Express, was a hub-and-spoke carrier with a substantial presence in the Eastern United States and with service to Canada, the Caribbean, Latin America and Europe. US Airways had approximately 42 million passengers boarding its planes in 2005 and was the seventh largest U.S. air carrier based on available seat miles (“ASMs”) and revenue passenger miles (“RPMs”). As of March 31, 2006, US Airways had 224 jet aircraft and 10 regional jet aircraft.
          America West Holdings is a holding company whose primary business activity prior to the merger was the operation of a low-cost air carrier through its ownership of AWA. AWA accounted for most of America West Holdings’ revenues and expenses prior to the merger in September 2005. Prior to the merger and based on 2005 operating revenues and ASMs and RPMs, AWA had approximately 22 million passengers boarding its planes in 2005, and was the eighth largest passenger airline and the second largest low-cost carrier in the United States. AWA was the largest low-cost carrier operating a hub-and-spoke network before the merger, with hubs in both Phoenix, Arizona and Las Vegas, Nevada. As of March 31, 2006, AWA had 143 jet aircraft.
          On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
          Following the merger, US Airways Group began moving toward operating under the single brand name of “US Airways” through its two principal subsidiaries: US Airways and AWA. US Airways Group expects to integrate the two principal subsidiaries into one operation over the first 24 months following the merger. As a result of the merger, US Airways Group, through its two principal operating subsidiaries, operates the fifth largest airline in the United States as measured by domestic RPMs and ASMs. The Company has primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. The Company is a low-cost carrier offering scheduled passenger service on approximately 3,800 flights daily to more than 230 communities in the U.S., Canada, the Caribbean, Latin America and Europe, making it the only low-cost carrier with a significant international route presence. Starting in December 2005, we expanded our route network to include Hawaii. As of March 31, 2006, US Airways Group’s two principal subsidiaries operate 367 mainline jets and are supported by its regional airline subsidiaries and affiliates operating as US Airways Express.
          The merger has been accounted for as a reverse acquisition using the purchase method of accounting. As a result, although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings was treated as the acquiring company for accounting purposes due to the following factors: (1) America West Holdings’ stockholders received the largest share of US Airways Group’s common stock in the merger in comparison to unsecured creditors of US Airways Group; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the results of operations for the first quarter of fiscal year 2005 are those of America West Holdings.
          Recent Developments
          Refinancing Transaction — On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA, Piedmont, PSA and MSC are all guarantors of the GE Loan.
          The GE Loan bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE Loan may be adjusted based on the credit rating for the GE Loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE Loan is B1 or better from Moody’s and B+ or better from Standard & Poor (“S&P”) as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE Loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE Loan balance, and (ii) if the credit rating for the Loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE Loan matures on March 31, 2011, and no principal payments are scheduled until maturity.
          In addition, the GE Loan requires certain mandatory prepayments upon certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants, and contains customary events of default. Under the GE Loan, US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents of not less than $750 million, subject to partial reductions upon specified reductions in the outstanding principal amount of the GE Loan.
          On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness:
•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the Air Transportation Stabilization Board (the “ATSB”). On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that the Company complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the $89 million loan, of which $89 million was outstanding, was forgiven.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively. Proceeds were also used to pay $1 million of accrued interest and $1 million of prepayment penalties on these two GECC loans.
          All obligations of the obligors under each of these repaid or terminated loans have been terminated (other than those that survive by the terms of the respective agreements).
          Redemption of 7.5% Convertible Senior Notes due 2009 — In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009, of which approximately $112 million remained outstanding at March 31, 2006. The outstanding amount included $22 million of interest through December 31, 2005 as a deemed loan added to the principal of the notes. On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112,298,017 in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. The remaining $1,285 in principal amount was redeemed on April 13, 2006 for an aggregate redemption price, plus interest, of $1,352.
          US Airways Group’s Emergence from Bankruptcy — In accordance with the Bankruptcy Code, the plan of reorganization classified claims into classes according to their relative priority and other criteria and provides for the treatment for each class of claims. Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.4 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline has been extended from March 27, 2006 to September 15, 2006. As of March 31, 2006, there were approximately $19.5 billion of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.
          While a significant amount of the Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the plan of reorganization, not all of the Debtors’ liabilities were subject to discharge. The types of obligations that the Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities, the continuing obligations arising under contracts and leases assumed by the Debtors and certain grievances with our labor unions, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Debtors’ businesses since filing for bankruptcy. The Debtors received a large number of timely filed administrative claims, as well as additional claims that were late filed without permission of the Bankruptcy Court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Debtors’ business plan and are expected to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Debtors believe there is no legal merit for a claim of any status, and claims that the Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Debtors believe that only a very small portion of the claims filed in response to the bar dates for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.

     US Airways Group’s Results of Operations
     For the first quarter of 2006, US Airways Group’s operating revenues were $2.65 billion, operating income was $125 million and diluted earnings per common share was $0.76 on net income of $65 million. For the first quarter of 2005, operating revenues were $733 million, operating income was $45 million and loss per common share was $11.70 on a net loss of $174 million. In 2005, America West Holdings retroactively changed its accounting policy for certain maintenance costs from the deferral method to the direct expense method, as if that change occurred January 1, 2005. This resulted in a $202 million expense associated with the cumulative effect of a change in accounting principle, or $13.60 per common share.
US Airways Group
Consolidated Statement of Operations
Three months ended March 31, 2006 and 2005
(in millions)

	2006	2005
Operating revenues:
Mainline passenger	$1,811	$577
Express passenger	611	103
Cargo	37	9
Other	189	44

Total operating revenues	2,648	733

Operating expenses:
Aircraft fuel and related taxes	555	160
Gain on fuel hedging instruments, net	(28)	(60)
Salaries and related costs	503	175
Express expenses	615	111
Aircraft rent	185	77
Aircraft maintenance	141	53
Other rent and landing fees	129	42
Selling expenses	107	36
Special items, net	(44)	1
Depreciation and amortization	45	12
Other	315	81

Total operating expenses	2,523	688

Operating income	125	45

Nonoperating income (expense)
Interest income	25	2
Interest expense, net	(75)	(19)
Other, net	(11)	—

Nonoperating expense, net	(61)	(17)

Income before taxes and cumulative effect of change in accounting principle	64	28
Income tax provision	—	—

Income before cumulative effect of change in accounting principle	64	28
Cumulative effect of change in accounting principle	1	(202)

Net income (loss)	$65	$(174)

          US Airways Group realized income before cumulative effect of change in accounting principle of $64 million for the first quarter of 2006. Net income before cumulative effect of change in accounting principle for the first quarter included $28 million of net gains associated with AWA’s fuel hedging transactions. This includes $2 million of net realized gains on settled hedge transactions and $26 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. AWA is required to use mark-to-market accounting as it fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $26 million discussed above, would be deferred in other comprehensive income, a subset of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.
          In the first quarter of 2005, US Airways Group’s income before cumulative effect of change in accounting principle was $28 million. Net income before cumulative effect of change in accounting principle for the first quarter included $60 million of net gains associated with AWA’s fuel hedging transactions. This includes $11 million of net realized gains on settled hedge transactions and $49 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments.
          The company was in a cumulative loss position for three out of the four years between December 31, 2002 and December 31, 2005, which weighed heavily in the determination that a valuation allowance was needed. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a full valuation allowance has been established relating to the Company's net operating loss carryforwards (“NOL”).
          The Company expects to utilize NOL to reduce any income tax obligation incurred in 2006. As of March 31, 2006, NOL available for use by the Company is approximately $1.3 billion. As discussed above, the Company's NOL was subject to a full valuation allowance. Utilization of this NOL results in a corresponding decrease in the valuation allowance, which offsets the Company's tax provision.
          The Company is only subject to Alternative Minimum Tax liability (“AMT”) if it is profitable for the full year 2006. In most cases the recognition of AMT liability does not result in tax expense. However, since the Company's NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense.
          Accounting for income taxes in interim periods generally relies upon forecast data and annualized temporary differences to estimate taxable income. This computation tends to be more subjective in the first quarter of a fiscal year. Given the cyclical nature of the airline industry, its history of losses in recent years, and its high sensitivity to external factors such as passenger demand, industry capacity and fuel cost, makes it difficult for the Company to reasonably project its future results of operations. Accordingly, the Company will continue to evaluate the requirements for any AMT provision on a quarterly basis.
          The Company did not record income tax expense in the first quarter of 2005 as it expected to realize a loss for the full year 2005, for which no income tax benefit was recorded.
Three Months Ended March 31, 2006
Compared with the
Three Months Ended March 31, 2005
          Total operating revenues for the first quarter of 2006 were $2.65 billion, as compared to $733 million in 2005, an increase of $1.92 billion. Mainline passenger revenues increased $1.23 billion as compared to 2005, which was due to the inclusion of $1.16 billion in US Airways’ mainline passenger revenue in the 2006 period as well as increases in mainline passenger revenue at AWA driven by a 13.2% increase in yield. Express passenger revenues were $611 million in the first quarter of 2006, an increase of $508 million from 2005, due to the inclusion of $458 million in revenue from the wholly owned and affiliate carriers operating as US Airways Express as well as a $50 million increase in Express revenue at AWA. Cargo and other revenues increased $28 million and $145 million, respectively, primarily due to the inclusion of US Airways in the 2006 results.
          Total operating expenses for the first quarter of 2006 were $2.52 billion, an increase of $1.84 billion compared to the 2005 period results of America West Holdings. Mainline operating expenses were $1.91 billion for the first quarter of 2006 as compared to $577 million in 2005. The increase in mainline operating expenses of $1.33 billion is primarily due to the inclusion of US Airways mainline results of $1.26 billion. Mainline operating expenses at AWA increased in 2006 as compared to 2005, primarily due to increases in aircraft fuel and related taxes. The 2006 results include a net credit for special items of $44 million, consisting of a $90 million credit related to the Airbus restructuring and $46 million of merger related transition costs. See note 2 to US Airways Group’s condensed consolidated financial statements for additional information on special items. The 2005 results include $1 million of special items related to the write-down of deferred aircraft rent payments associated with the return of Boeing aircraft and a $4 million loss on the sale-leaseback of one new Airbus aircraft acquired during the quarter.
          US Airways Group had net nonoperating expense of $61 million in the first quarter of 2006 compared to nonoperating expense of $17 million in 2005. Increases in interest income are due to the inclusion of $14 million of interest from US Airways Group in the 2006 period, as well as a $10 million increase in interest income at AWA due to higher cash and short-term investment balances and higher average rate of returns on investments. Interest expense increased from $19 million in 2005 to $75 million in 2006 due to the inclusion of $53 million in interest from US Airways Group as well as increases at AWA due to higher average outstanding debt, due in part to transactions related to the merger and higher average interest rates. The 2006 period includes other nonoperating expenses of $6 million related to prepayment penalties in connection with the refinancing of the former ATSB and GECC loans and $5 million in accelerated amortization of debt issuance costs in connection with the former ATSB and GECC loans. See Recent Developments discussion above.
          AWA’s Results of Operations
          For the first quarter of 2006, AWA’s operating revenues increased to $859 million from $733 million in the same period in 2005. Operating income was $83 million in the first quarter of 2006, compared to $46 million in the first quarter of 2005. Operating income in the 2006 period included a net credit of $30 million for special items and $28 million of net gains associated with fuel hedging transactions. The net fuel hedging gains included $2 million of net realized gains on settled hedge transactions and $26 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. The 2005 period included $60 million of net gains associated with fuel hedging transactions. This included $11 million of net realized gains on settled hedge transactions and $49 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. Income before cumulative effect of change in accounting principle for the first quarter of 2006 was $57 million as compared to $29 million for the comparable 2005 period.
          The table below sets forth selected mainline operating data for AWA for the three months ended March 31, 2006 and 2005:

					Percent
	2006		2005		Change
Revenue passenger miles (millions) (a)	5,660		5,671		(0.2)
Available seat miles (millions) (b)	7,199		7,301		(1.4)
Load factor (c)	78.6%		77.7%		0.9	pts
Yield (d)	11.52	¢	10.18	¢	13.2
Passenger revenue per available seat mile (e)	9.05	¢	7.90	¢	14.6
Cost per available seat mile (f)	8.76	¢	7.88	¢	11.2
Passenger enplanements (thousands) (g)	5,091		5,172		(1.6)
Aircraft at end of period	143		138		3.6
Block hours (h)	133,970		136,497		(1.9)
Average stage length (miles) (i)	1,027		1,022		0.5
Average passenger journey (miles) (j)	1,578		1,624		(2.8)
Gallons of aircraft fuel consumed (millions)	105.2		107.2		(1.9)
Average aircraft fuel price including tax (per gallon)	$1.95		$1.42		37.3
Full-time equivalent employees at end of period	12,828		12,417		3.3

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements —The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.

Three Months Ended March 31, 2006
Compared with the
Three Months Ended March 31, 2005
          Total operating revenues for the first quarter of 2006 were $859 million, as compared to $733 million for the 2005 period, an increase of 17.2%. Mainline passenger revenues were $652 million for the first quarter of 2006, an increase of $75 million from the comparable 2005 quarter. While RPMs decreased 0.2% and ASMs decreased 1.4%, load factor increased 0.9 points. Passenger yield increased 13.2% to 11.52 cents and PRASM increased 14.6% to 9.05 cents in the 2006 period from 7.90 cents in the 2005 period. Yield and PRASM increases were due to improvements in the revenue environment from increased demand, better yield management, fuel-driven fare increases and reductions in industry capacity.
          Express passenger revenues were $153 million for the first quarter of 2006, an increase of $50 million from the comparable 2005 quarter due to increased flying by Mesa Airlines under its alliance agreement with AWA.
          Cargo revenues and other revenues were flat period over period.
          The table below sets forth mainline and Express operating expenses for AWA for the three months ended March 31, 2006 and 2005 (in millions):

	2006	2005
Operating expenses:
Aircraft fuel and related taxes	$205	$160
Gains on fuel hedging instruments, net	(28)	(60)
Salaries and related costs	174	175
Aircraft rent	86	77
Aircraft maintenance	52	53
Other rent and landing fees	45	42
Special items, net	(30)	1
Selling expenses	39	36
Depreciation and amortization	11	12
Other	77	80

Total mainline operating expenses	631	576
Express expenses	145	111

Total operating expenses	$776	$687

          Total operating expenses in the first quarter of 2006 were $776 million, an increase of $89 million or 13.0%, compared to the 2005 quarter. Mainline operating expenses were $631 million in the 2006 period, an increase of $55 million from the 2005 period. Mainline cost per available seat mile (mainline CASM) increased 11.2% to 8.76 cents in the first quarter of 2006 from 7.88 cents for the comparable 2005 period. The 2006 period results included a net credit for special items of $30 million, which reduced mainline CASM by 0.42 cents for the period. The increase in CASM was driven by a 37.3% increase in the average fuel price per gallon from $1.42 in the 2005 first quarter to $1.95 per gallon in the first quarter of 2006. As a result, aircraft fuel expense for the quarter was $205 million, which accounted for $45 million of the period-over-period increase in operating expenses.

          The table below sets forth the major components of mainline CASM for AWA for the three months ended March 31, 2006 and 2005 (in cents):

			Percent
	2006	2005	change
Aircraft fuel and related taxes	2.85	2.20	29.5
Realized and unrealized gains on fuel hedging instruments, net	(0.38)	(0.83)	(54.2)
Salaries and related costs	2.42	2.39	1.3
Aircraft rent	1.19	1.05	13.3
Aircraft maintenance	0.72	0.73	(1.4)
Other rent and landing fees	0.62	0.57	8.8
Selling expenses	0.54	0.50	8.0
Special items, net	(0.42)	0.01	—
Depreciation and amortization	0.15	0.16	(6.3)
Other	1.07	1.10	(2.7)

	8.76	7.88	11.2

          Significant changes in the components of mainline CASM are explained as follows:
•	Aircraft fuel and related tax expense per ASM increased 29.5% primarily due to a 37.3% increase in the average price per gallon of fuel to $1.95 in the first quarter of 2006 from $1.42 in the comparable 2005 quarter.

•	Aircraft rent expense per ASM increased 13.3% due principally to aircraft mix, as previously leased Boeing 737-300 and Airbus A320 aircraft were returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Other rent and landing fees per ASM increased 8.8% mainly due to increases in airport rent expense of $2 million and engine rent expense of $2 million.

•	Selling expenses per ASM increased 8.0% primarily due to higher reservation system booking fees of $3 million.

•	Other operating expenses per ASM decreased 2.7% due primarily to a $2 million decrease in ground handling services and $1 million decrease in legal fees in the first quarter of 2005. A $4 million loss related to an aircraft sale-leaseback transaction also contributed to the decrease.
          Express expenses increased 30.6% in the first quarter of 2006 to $145 million from $111 million in the first quarter of 2005. Aircraft operating expense for the quarter was $57 million, which accounted for $11 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $46 million which accounted for $14 million of the period-over-period increase.
          AWA had net nonoperating expenses of $26 million in the first quarter of 2006 compared to $17 million in the first quarter of 2005. Interest income increased $10 million due to significantly higher cash and short-term investment balances and higher average rates of returns on investments. Interest expense increased 33.3% due to higher average outstanding debt, due in part to the merger and higher average interest rates. The 2006 period includes other nonoperating expenses of $6 million related to prepayment penalties in connection with the refinancing of the former ATSB and GECC loans and $5 million in accelerated amortization of debt issuance costs in connection with the former ATSB and GECC loans. See Recent Developments discussion above.

          US Airways’ Results of Operations
          As discussed above, US Airways emerged from Chapter 11 and adopted fresh-start reporting on September 30, 2005. References to “Successor Company” refer to US Airways on and after September 30, 2005, after giving effect to the application of fresh-start reporting. References to “Predecessor Company” refer to US Airways prior to September 30, 2005. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements.
          For the first quarter of 2006, US Airways’ operating revenues were $1.80 billion, operating income was $43 million and net income was break even. Operating revenues were $1.62 billion, operating loss was $182 million and the net loss was $259 million for the same period in 2005. US Airways’ results from operations and the net loss in 2005 were significantly impacted by the bankruptcy proceedings.
          The table below sets forth selected operating data for US Airways’ mainline operations for the three months ended March 31, 2006 and 2005:

					Percent
	2006		2005		change
Revenue passenger miles (millions)	8,296		9,646		(14.0)
Available seat miles (millions)	11,031		13,186		(16.3)
Load factor	75.2%		73.2%		2.0	pts
Yield	13.97	¢	11.74	¢	19.0
Passenger revenue per ASM	10.50	¢	8.59	¢	22.2
Cost per available seat mile	11.44	¢	10.51	¢	8.8
Passenger enplanements (thousands)	8,500		10,253		(17.1)
Aircraft at end of period	224		279		(19.7)
Block hours	192,921		247,053		(21.9)
Average stage length (miles)	827		780		6.0
Average passenger journey (miles)	976		941		3.7
Gallons of aircraft fuel consumed (millions)	182.3		218.2		(16.5)
Average aircraft fuel price including tax (per gallon)	$1.92		$1.47		30.6
Full-time equivalent employees at end of period	19,255		23,696		(18.7)
Three Months Ended March 31, 2006
Compared with the
Three Months Ended March 31, 2005
          Total operating revenues for the first quarter of 2006 were $1.80 billion, as compared to $1.62 billion in 2005, an increase of 11.2%. Passenger revenue in the early part of 2005 was negatively impacted by US Airways’ bankruptcy proceedings. Mainline passenger revenues increased $26 million, or 2.3%, as compared to 2005 due to a 19.0% increase in rate, or yield, which increased revenue by $184 million, partially offset by a 14.0% decrease in RPMs that reduced revenue by $158 million. Yield increased 19.0% due to improvements in the revenue environment from increased demand, better yield management, fuel-driven fare increases and reductions in industry capacity. ASMs decreased in 2006 by 16.3% as a result of a reduction in aircraft from 279 to 224 as a result of the bankruptcy and merger, resulting in an increase in load factor from 73.2% to 75.2% and a PRASM increase of 22.2% from 8.59 cents to 10.50 cents.
          Express passenger revenues were $458 million in the first quarter of 2006, an increase of $144 million, or 45.9%, from 2005 due to a 29.1% increase in Express yield, which increased revenue by $103 million, as well as an increase in Express RPMs, which increased revenue by an additional $41 million. RPMs flown by affiliate carriers increased 27.0% as compared to 2005 while RPMs at US Airways Group’s wholly owned subsidiaries and US Airways’ MidAtlantic division, were flat as increased flying by PSA was offset by reductions at MidAtlantic.

     Cargo revenues increased $8 million, or 38.1%, primarily due to increases in international freight. Other revenues increased $4 million, or 2.6%, primarily due to increases in service fees charged to US Airways Express operators, partially offset by decreases in marketing revenue related to miles sold to partners as a result of changes in certain marketing programs following the merger.
     The table below sets forth mainline and Express operating expenses for US Airways for the three months ended March 31, 2006 and 2005 (in millions):

	2006	2005
Operating expenses:
Aircraft fuel and related taxes	$349	$321
Salaries and related costs	329	408
Aircraft rent	99	98
Aircraft maintenance	90	72
Other rent and landing fees	84	89
Selling expenses	67	93
Special items, net	(15)	—
Depreciation and amortization	36	50
Other	223	254

Total mainline operating expenses	1,262	1,385
Express expenses	499	419

Total operating expenses	$1,761	$1,804

          Total operating expenses for the first quarter of 2006 were $1.76 billion, a decrease of $43 million or 2.4%, compared to 2005. Mainline operating expenses were $1.26 billion for the first quarter of 2006, a decrease of $123 million, or 8.9%, as compared to 2005, on a capacity decrease, measured by ASMs, of 16.3%. Mainline cost per available seat mile (mainline CASM) increased 8.8% from 10.51 cents in 2005 to 11.44 cents in 2006. The 2006 results include a net credit for special items of $15 million, which reduced mainline CASM by 14 cents. The increase in mainline CASM was primarily due to increases in aircraft fuel and related taxes and maintenance expense described in greater detail below.
          The table below sets forth the major components of US Airways’ mainline CASM for the three months ended March 31, 2006 and 2005 (in cents):

	2006	2005	Percent change
Aircraft fuel and related taxes	3.17	2.44	29.9
Salaries and related costs	2.98	3.10	(3.9)
Aircraft rent	0.90	0.75	20.0
Aircraft maintenance	0.81	0.55	47.3
Other rent and landing fees	0.76	0.67	13.4
Selling expenses	0.61	0.71	(14.1)
Special items, net	(0.14)	—	—
Depreciation and amortization	0.33	0.38	(13.2)
Other	2.02	1.91	5.8

	11.44	10.51	8.8

          Significant changes in the components of mainline CASM are explained as follows:
•	Aircraft fuel and related tax expense per ASM increased 29.9% primarily due to a 30.6% increase in the average price per gallon of fuel from $1.47 in the first quarter of 2005 to $1.92 in the first quarter of 2006.

•	Salaries and related costs per ASM decreased 3.9% primarily due to a reduction in certain benefit related expenses including medical and pilots’ long-term disability expense, as well as lower headcount in the first quarter of 2006 as compared to the same period in 2005.

•	Aircraft rent expense per ASM increased 20.0% reflecting a shift in the mix of leased to owned aircraft as a result of the sale-leaseback transactions in the second, third and fourth quarters of 2005.

•	Aircraft maintenance per ASM increased 47.3% reflecting the shift to outside vendors to perform scheduled maintenance, partially offsetting the decrease in salaries and related costs described above.

•	Other rent and landing fees per ASM increased 13.4% reflecting fixed costs associated with space rent while ASMs decreased 16.3% as compared to the prior year.

•	Selling expenses per ASM decreased 14.1% primarily due to decreases in credit card and computer reservation system expenses and the termination of certain marketing contracts and reductions in advertising programs as a result of the bankruptcy and merger.

•	US Airways recorded a net credit of $15 million related to special items in the first quarter of 2006, consisting of a $40 million credit related to the Airbus restructuring and $25 million of merger related transition costs. See note 2 to US Airways’ condensed financial statements for additional information.

•	Depreciation and amortization decreased 13.2% per ASM as a result of fewer owned aircraft in the operating fleet (see aircraft rent expense per ASM above) and lower book values on the continuing fleet as a result of the application of fresh-start reporting.

•	Other operating expenses increased 5.8% per ASM primarily as a result of increases in costs associated with outsourced aircraft cleaning and ground handling services and increases to utilities and de-icing expense. These increases were partially offset by decreases in insurance expense, outsourced technology services and expenses associated with the redemption of Dividend Miles on partner airlines and future travel on US Airways.
          Express expenses are comprised of expenses associated with US Airways’ MidAtlantic division and the capacity purchase expense associated with US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express. Express expenses increased 19.1% to $499 million in the first quarter of 2006 as compared to 2005, reflecting a 16.9% increase in purchased ASMs and as a result of higher fuel prices for US Airways Express operations.
          US Airways had net nonoperating expense of $43 million in the first quarter of 2006 compared to nonoperating expense of $77 million in 2005. Nonoperating expenses in 2005 included $2 million in net expense for reorganization items representing amounts incurred as a direct result of the Chapter 11 proceedings. Interest income increased $11 million in 2006 as compared to 2005 due to higher cash balances, higher average interest rates on cash, cash equivalents and short-term investments, and that $2 million of interest income was classified as a reorganization item in the first quarter of 2005. Interest expenses decreased $20 million as a result of reductions in the outstanding debt subsequent to the sale-leaseback transactions completed in the second, third and fourth quarters of 2005 and due to the fact that interest expense in the first quarter of 2005 included penalty interest incurred as a result of the bankruptcy proceedings.

Liquidity and Capital Resources
 Sources and Uses of Cash
     US Airways Group
     As of March 31, 2006, US Airways Group’s cash, cash equivalents, short-term investments and restricted cash were $2.6 billion, of which $1.6 billion was unrestricted. Net cash provided by operating activities for the first three months of 2006 was $211 million. This compares to net cash provided by operating activities of $113 million for the first three months of 2005. The primary factor in the year-over-year increase in net cash provided by operating activities of $98 million was the period-over-period change in air traffic liability which grew by $455 million in the 2006 period as compared to $81 million in the 2005 period partially offset by increases in accounts receivable of $142 million in the 2006 period as compared to $48 million in the 2005 period and increases in prepaid expenses and other assets.
     In the first three months of 2006, net cash used in investing activities was $459 million. This compares to net cash used in investing activities of $43 million for the first three months of 2005. Principal investing activities during the first three months of 2006 included purchases of property and equipment totaling $86 million, including the purchase of three Boeing 757-200 aircraft, net purchases of short-term investments of $159 million, and an increase in restricted cash of $215 million. Restricted cash increased during the 2006 period due to an increase in reserves required under agreements for processing the Company’s credit card transactions. The first quarter of 2005 included purchases of property and equipment totaling $57 million, an increase in restricted cash of $19 million, offset in part by net sales of short-term investments totaling $32 million.
     In the first quarter of 2006, net cash provided by financing activities was $110 million. Principal financing activities in 2006 included proceeds from the issuance of new debt of $1.23 billion, including a $64 million draw on one of the Airbus Loans, $48 million of equipment notes issued to finance the acquisition of three Boeing 757-200 aircraft and the issuance of the $1.1 billion GE Loan. Debt repayments totaled $1.12 billion and included the repayment in full with the proceeds from the GE loan of balances outstanding on the Company’s ATSB loans of $801 million, Airbus loans of $161 million, and two GECC term loans of $110 million. Principal financing activities in 2005 included a $43 million payment for the AWA ATSB loan and redemption of $40 million of AWA’s remaining outstanding 10.75% senior unsecured notes.
     AWA
     As of March 31, 2006, AWA’s cash, cash equivalents, short-term investments and restricted cash were $1.09 billion, of which $862 million was unrestricted. Net cash used for operating activities for the first three months of 2006 was $3 million. This compares to net cash provided by operating activities of $113 million for the first three months of 2005. The year-over-year decrease in cash provided by operating activities was $116 million.
     In the first three months of 2006, net cash used in investing activities was $84 million. This compares to net cash used in investing activities of $43 million for the first three months of 2005. Principal investing activities during the first three months of 2006 included purchases of property and equipment of $14 million and net purchases of short-term investments of $69 million. The first quarter of 2005 included purchases of property and equipment of $57 million, an increase in restricted cash of $19 million, offset in part by net sales of short-term investments totaling $32 million.
     In the first quarter of 2006, net cash used for financing activities was $73 million. This compares to net cash used for financing activities of $90 million for the first three months of 2005. Principal financing activities in 2006 included a net decrease in the payable to related parties of $72 million primarily due to the payment of US Airways’ expenses by AWA on US Airways’ behalf. Principal financing activities in 2005 included a $43 million payment for the AWA ATSB loan and redemption of $40 million of AWA’s remaining outstanding

10.75% senior unsecured notes.
     US Airways
     As of March 31, 2006, US Airways’ cash, cash equivalents, short-term investments and restricted cash were $1.49 billion, of which $711 million was unrestricted. Net cash provided by operating activities for the first three months of 2006 was $222 million, as compared to net cash used in operating activities of $108 million for the first three months of 2005. During the first quarter of 2005, US Airways was operating in bankruptcy and cash flows for 2005 were adversely affected by the same factors that affected 2005 financial results, including depressed unit revenue and significant increases in fuel prices.
     In the first three months of 2006, net cash used in investing activities was $370 million. This compares to net cash used in investing activities of $174 million for the first three months of 2005. Principal investing activities during the first three months of 2006 included purchases of property and equipment of $68 million, including the purchase of three Boeing 757-200 aircraft, purchases of short-term investments of $89 million, and an increase in restricted cash of $213 million. The first quarter of 2005 included purchases of property and equipment of $38 million primarily for the acquisition of new regional jets and an increase in restricted cash of $139 million. Restricted cash increases in the 2005 and 2006 periods are due to increases in reserves required under agreements for processing the Company’s credit card transactions.
     In the first quarter of 2006, net cash provided by financing activities was $176 million. Principal cash financing activities in 2006 included a net increase in payables to related parties of $172 million, the issuance of $48 million of debt to finance the acquisition of three Boeing 757-200 aircraft and debt repayments of $44 million. Principal cash financing activities in 2005 included the issuance of $130 million of bridge and debtor-in-posession financing and $72 million of debt repayments.
 Commitments
          As of March 31, 2006, the Company had $3.13 billion of long-term debt (including current maturities and before discount on debt), which consisted primarily of the items discussed below.
          Refinancing Transaction
          On March 31, 2006, US Airways Group entered into a loan agreement with GECC and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion. US Airways, America West Holdings, AWA, Piedmont, PSA and MSC are all guarantors of the GE Loan.
          The GE Loan bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE Loan may be adjusted based on the credit rating for the GE Loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE Loan is B1 or better from Moody’s and B+ or better from S&P as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE Loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE Loan balance, and (ii) if the credit rating for the Loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE Loan matures on March 31, 2011, and no principal payments are scheduled until maturity.
          In addition, the GE Loan:
•	requires certain mandatory prepayments upon certain asset sales, including sale-leasebacks, subject to US Airways Group’s right to reinvest net sales proceeds in qualified assets;

•	provides for mandatory prepayments upon a change in control or collateral value deficiencies;

•	establishes certain financial covenants, subject to adjustment, including minimum cash requirements (as described in more detail below), minimum ratios of earnings before interest, taxes, depreciation, amortization and aircraft rent to fixed charges (except during a covenant suspension period), and minimum ratios of collateral value to outstanding principal;

•	contains customary affirmative covenants and negative covenants (some of which are eased during a covenant suspension period), including restrictions on liens, investments, restricted payments, asset sales, acquisitions, changes in fiscal year, sale and leasebacks, transactions with affiliates, conduct of business, mergers or consolidations, and amendments to other indebtedness and certain other documents; and

•	contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults, judgment defaults and business discontinuations (i.e., voluntary suspension of substantially all flights for two days).
          The GE Loan requires US Airways Group to maintain consolidated unrestricted cash and cash equivalents of not less than $750 million, subject to partial reductions upon specified reductions in the outstanding principal amount of the GE Loan.
          On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness:
•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the ATSB. On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that the Company complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the $89 million loan, of which $89 million was outstanding, was forgiven.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively.
          All obligations of the obligors under each of these repaid or terminated loans have been terminated (other than those that survive by the terms of the respective agreements).
          Redemption of 7.5% Convertible Senior Notes due 2009
          In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009, of which approximately $112 million remained outstanding at March 31, 2006. The outstanding amount included $22 million of interest through December 31, 2005 as a deemed loan added to the principal of the notes. Beginning January 18, 2005, these notes became convertible into shares of common stock, at the option of the holders, at an initial conversion price of $29.09 per share or a conversion ratio of approximately 34.376 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes was payable semiannually in arrears on June 1 and December 1 of each year. At America West Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes were scheduled to mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes was fully and unconditionally guaranteed by AWA and US Airways Group.
          On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112,298,017 in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. The remaining $1,285 in principal amount was redeemed on April 13, 2006 for an aggregate redemption price, plus interest, of $1,352.
          7% Senior Convertible Notes
          US Airways Group received net proceeds of $139 million related to the 7% Senior Convertible Notes due 2020 that were issued on September 30, 2005. The 7% notes are US Airways Group’s senior unsecured obligations, rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness, and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways and AWA. The guarantees are the guarantors’ unsecured obligations, rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
          The 7% notes bear interest at the rate of 7% per year payable in cash semiannually in arrears on March 30 and September 30 of each year, beginning March 30, 2006. The 7% notes mature on September 30, 2020. Holders may convert, at any time on or prior to maturity or redemption, any outstanding notes (or portions thereof) into shares of US Airways Group’s common stock, initially at a conversion rate of 41.4508 shares of US Airways Group’s common stock per $1,000 principal amount of 7% notes (equivalent to an initial conversion price of approximately $24.12 per share of US Airways Group’s common stock). If a holder elects to convert its 7% notes in connection with certain specified fundamental changes that occur prior to October 5, 2015, the holder will be entitled to receive additional shares of US Airways Group’s common stock as a make whole premium upon conversion. In lieu of delivery of shares of US Airways Group’s common stock upon conversion of all or any portion of the 7% notes, US Airways Group may elect to pay holders surrendering 7% notes for conversion cash or a combination of shares and cash.
          Holders of the 7% notes may require US Airways Group to purchase for cash or shares or a combination thereof, at US Airways Group’s election, all or a portion of their notes on September 30, 2010 and September 30, 2015 at a purchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, if US Airways Group experiences a fundamental change (as defined in the indenture governing the notes), holders may require US Airways Group to purchase for cash, shares or a combination thereof, at its election, all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the purchase date. Prior to October 5, 2010, the notes will not be redeemable at US Airways Group’s option. US Airways Group may redeem all or a portion of the notes at any time on or after October 5, 2010, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the redemption date if the closing price of US Airways Group’s common stock has exceeded 115% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day before the date on which US Airways Group mails the redemption notice.
General Electric
          Of the $139 million net proceeds from the 7% notes, $125 million was paid in September 2005 to General Electric (“GE”). Under certain agreements among GE and US Airways Group, GE agreed, in consideration for the early return of 51 aircraft and six engines, the assumption of certain modified leases and the payment of $125 million in cash by September 30, 2005, to: (1) retire an existing bridge loan facility, (2) complete a purchase by GE of 21 aircraft and 28 engines with a simultaneous lease back of the equipment to US Airways at market rates, (3) allow US Airways Group to draw additional amounts under an existing credit facility, which resulted in a total principal outstanding balance under that facility of approximately $28 million, (4) restructure lease obligations of US Airways relating to 59 aircraft at market rates, (5) provide financing for current and additional aircraft, (6) grant concessions regarding return condition obligations with respect to the return of aircraft and engines, (7) waive penalties for the removal of engines currently under GE engine maintenance agreements, and (8) reduce outstanding balances for deferred charges under its rate per hour engine agreements, which resulted in a remaining balance due of $54 million. During the first quarter of 2006, the outstanding balance for deferred charges was further reduced by $9 million resulting from credits received on engines removed from the agreements.
Airbus Term Loans
          On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services, an affiliate of Airbus, with commitments in initial aggregate amounts of up to $161 million and up to $89 million. The Airbus loans bore interest at a rate of LIBOR plus a margin, subject to adjustment during the term of the loans under certain conditions. In each of the separate financial statements of US Airways and AWA, the Airbus loans have been presented as a liability, as each entity was jointly and severally liable for these obligations. Amounts drawn upon the Airbus loans were drawn first upon the Airbus $161 million loan until it was drawn in its full amount, at which time the remaining portion of the $250 million total commitment was drawn upon the Airbus $89 million loan. As noted above under the Refinancing Transactions discussion above, the $161 million loan was repaid in full from the proceeds of the GE Loan on March 31, 2006, and, as a result of the prepayment of the $161 million loan, the $89 million loan was forgiven.

ATSB Loans
          US Airways and AWA each had outstanding loans that were guaranteed by the ATSB under the Air Transportation Safety and System Stabilization Act. In connection with the consummation of the merger, on September 27, 2005, US Airways and AWA each entered into amended and restated loan agreements with the ATSB. On October 19, 2005, $777 million of the loans, of which $752 million was guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. The US Airways loan bore interest as follows:
•	90% of the US Airways loan (Tranche A), bore interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that were held by the ATSB or by an assignee and no longer subject to such commercial paper conduit program bore interest at LIBOR plus 40 basis points, and portions of Tranche A that were under certain circumstances assigned free of the ATSB guarantee bore interest at LIBOR plus 6.0%; and

•	10% of the US Airways loan (Tranche B) bore interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0%.
          The amortization payments for the US Airways loan were payable semi-annually beginning on September 30, 2007 and continuing through September 30, 2010.
          Certain third party counter-guarantors had fully and unconditionally guaranteed the payment of an aggregate amount of $11 million of the remaining principal amount of the AWA loan, plus accrued and unpaid interest thereon, as of March 31, 2006. The AWA loan previously bore interest at a rate of LIBOR plus 40 basis points, with a guarantee fee equal to 8.0% per annum with annual increases of 5 basis points. As a result of the sale of the AWA loan in October 2005, the non-guaranteed portion of the loan was no longer subject to the annual guarantee fee, but instead bore interest at a rate per annum equal to LIBOR plus 840 basis points, increasing by 5 basis points on January 18 of each year beginning on January 18, 2006, through the end of the loan term, payable on a quarterly basis. The amortization payments under the AWA loan became due in seven installments of $42 million on each March 31 and September 30, commencing on September 30, 2005 and ending on September 30, 2008. The AWA loan also required a premium, in certain instances, for voluntary prepayments. AWA made a voluntary prepayment of $9 million in principal amount on September 27, 2005, prepaying in full the portion of the loan subject to one of the counter-guarantees. This prepayment was applied pro rata against each scheduled amortization payment.
          Under the loans, US Airways Group was required to maintain consolidated unrestricted cash and cash equivalents, subject to certain conditions, and to pay down the principal of the loans from the proceeds of specified asset sales.
          As noted above under Refinancing Transactions, both the US Airways loan and the AWA loan were repaid in full from the proceeds of the GE Loan on March 31, 2006. The total outstanding balance of the loans at the time of repayment on March 31, 2006 was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan.
Restructuring of Affinity Credit Card Partner Agreement
          In connection with the merger, AWA, pre-merger US Airways Group and Juniper Bank, a subsidiary of Barclays PLC, entered into an amended credit card agreement on August 8, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card. The amended credit card agreement went into effect on January 1, 2006.

Prior to that date, the AWA credit card program was administered by Bank of America, N.A. (USA), under an agreement that terminated on December 31, 2005.
          US Airways Group’s credit card program was also administered by Bank of America, N.A. (USA) prior to the merger. On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America, and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, there will be a dual branding period during which both Juniper and Bank of America will run separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA. (See Part II, Item 1, “Legal Proceedings.”)
          The amended credit card agreement with Juniper took effect at the effective time of the merger and the credit card services provided by Juniper under the amended credit card agreement commenced in early January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.
          Under the amended credit card agreement, Juniper pays US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million following the effectiveness of the merger and an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card. The one-time bonus was paid to US Airways Group on October 3, 2005. If Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period with Bank of America, US Airways Group must repay this bonus payment and repurchase unused pre-paid miles with interest, plus repay a $20 million bonus payment AWA received under the original credit card agreement with Juniper and $50 million in liquidated damages.
          On October 3, 2005 Juniper pre-paid for miles from US Airways Group totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment described above. To the extent that these miles are not used by Juniper as allowed under the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper, until paid in full. US Airways Group makes monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness in the consolidated financial statements of AWA.
          Juniper requires US Airways Group to maintain an average quarterly balance of cash, cash equivalents and short term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires US Airways Group to maintain certain financial ratios beginning January 1, 2006. As of March 31, 2006, we were in compliance with these ratios. Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require US Airways Group to repurchase the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.
Restructuring of Credit Card Processing Agreement
          In connection with the merger, on August 8, 2005, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant Services, L.L.C. (collectively, “Chase”), entered into the First Amendment to the Merchant Services Bankcard Agreement. Pursuant to this amended card processing agreement, Chase performs authorization, processing and settlement services for sales on Visa and Mastercard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guarantee of the amended card processing agreement on the effective date of the merger.
          US Airways’ credit card processing is currently administered by Bank of America and those processing services are expected to be transferred to Chase on or before July 25, 2006. US Airways will become a party to the amended card processing agreement at the time that Chase begins processing for US Airways.
          The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the effective date. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
          Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways will also be required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability. As of March 31, 2006, $746 million in cash collateral is classified as restricted cash on US Airways Group’s consolidated balance sheet to secure credit card sales under its various processing agreements.
Asset Based Financings
          On March 31, 2006, US Airways entered into a loan agreement with Landesbank Baden-Württemberg (“LBBW”) as Loan Participant and Arranger, Wells Fargo Bank Northwest, National Association, as Security Trustee, and US Airways Group, as guarantor, in the amount of $48 million. The LBBW loan bears interest at a rate of LIBOR plus a margin, subject to adjustment, with $46.5 million of the loan amortizing over ten years and $1.5 million of the loan amortizing over three quarterly installments on the first three interest payment dates. The LBBW loan is secured by three Boeing 757 aircraft purchased by the Company in February 2006.
Embraer Purchase Commitments
          On February 16, 2006, the Bankruptcy Court approved a settlement and assumption term sheet between the Company and Embraer, executed by the Company on February 9, 2006, which amends the purchase agreement dated as of May 9, 2003, as amended, between the Company and Embraer and contemplates an amended and restated financing letter with Embraer. The Bankruptcy Court also authorized the assumption of the purchase agreement, as amended by the term sheet, and a related maintenance agreement, and disallowed certain proofs of claim filed by Embraer in the bankruptcy proceedings related to these agreements. The purchase agreement, as amended by the term sheet, provides that Embraer will retain and apply approximately $18 million in non-refundable progress and deposit payments (“PDPs”) previously paid by the Company. The Company has agreed to place an initial firm order for 25 Embraer 190 aircraft and an additional firm order for 32 Embraer 190 aircraft. The outstanding PDPs will be applied to these orders in accordance with the terms of the amended purchase agreement. In addition, upon assumption of the amended purchase agreement, Embraer granted the Company the right to purchase up to 50 additional Embraer 190 aircraft in accordance with the term sheet. The term sheet also provides that the Company will be allowed to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft scheduled for delivery under the amended purchase agreement, under the terms of the amended and restated financing letter.

Bombardier Purchase Commitments
          Under its agreement with Bombardier, US Airways Group acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank AG. Additionally, $7 million of purchase deposits held by Bombardier were used to satisfy existing defaults, cure payments and liquidated damages. While US Airways Group continued to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code and until a decision is reached to assume or reject the Bombardier regional jet purchase agreement, no obligations arise on the part of US Airways Group or Bombardier with respect to the purchase and delivery of any aircraft.
Covenants and Credit Rating
          In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends or make other restricted payments. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to the Company and Industry Related Risks — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Item 1A, “Risk Factors” in our 2005 Form 10-K. As of March 31, 2006, US Airways Group and its subsidiaries were in compliance with the covenants in their long-term debt agreements.
          US Airways Group’s credit ratings, like those of most airlines, are relatively low, with S&P’s assessment of the corporate credit rating for US Airways Group and US Airways at B– and senior unsecured debt rating at CCC for US Airways Group. Fitch’s ratings for US Airways Group’s long-term debt and senior unsecured debt are CCC and CC, respectively. Moodys has rated US Airways Group’s corporate family rating at B3. S&P and Fitch have placed a “negative” outlook designation for US Airways Group and US Airways. AWA is no longer rated separately. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on their expectations regarding the merger, our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.
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
          There have been no material changes in our off-balance sheet arrangements as set forth in our 2005 Form 10-K.

Other Indebtedness and Obligations
     The following table provides details of our future cash contractual obligations as of March 31, 2006 (in millions):

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$—	$—	$—	$—	$1,244	$1,244
Aircraft related and other commitments	27	36	36	34	48	1,668	1,849
US Airways (3)
Debt and capital lease obligations	98	80	77	70	75	981	1,381
Aircraft purchase and operating lease commitments	583	907	1,101	862	1,144	3,712	8,309
Regional capacity purchase agreements	455	604	616	628	641	2,917	5,861
AWA (3)
Debt and capital lease obligations	2	29	110	250	81	29	501
Aircraft purchase and operating lease commitments	248	392	368	661	251	1,701	3,621
Regional capacity purchase agreements	433	580	592	603	616	945	3,769
Other US Airways Group subsidiaries (4)	7	2	1	—	—	—	10

Total	$1,853	$2,630	$2,901	$3,108	$2,856	$13,197	$26,545

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group, AWA and US Airways under which each entity is jointly and severally liable.

(2)	Includes $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 issued by US Airways Group and the $1.10 billion GE Loan due March 31, 2011. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion.

(3)	Commitments listed separately under US Airways or AWA represent commitments under agreements entered into separately by those companies.

(4)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
          The Company expects to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the GE Loan contains a minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this requirement.
          Management believes that cash flow from operating activities, coupled with existing cash balances and financing commitments, will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements at least through March 31, 2007.
Critical Accounting Policies and Estimates
          In the first quarter of 2006, there were no significant changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2005 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
          US Airways Group’s primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk and equity price risk. Our exposure to market risk from changes in commodity prices, interest rates and equity prices has not changed materially from our exposure discussed in our 2005 Form 10-K except as updated below.
          Commodity price risk
          As of March 31, 2006, the Company had entered into costless collars and caps to protect itself from price risks. These transactions are in place with respect to approximately 26% and less than 1% of remaining projected 2006 and 2007 fuel requirements, respectively.
          The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At March 31, 2006, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $50 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $27 million.
          As of May 3, 2006, approximately 28% and 1% of the Company’s remaining 2006 and 2007 projected fuel requirements, respectively, are hedged.
          Interest rate risk
          The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At March 31, 2006, the Company’s variable-rate long-term debt obligations of approximately $1.72 billion represented approximately 55% of its total long-term debt. If interest rates increased 10% in 2006, the impact on the Company’s results of operations would be approximately $15 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
          An evaluation was performed under the supervision and with the participation of US Airways Group’s, AWA’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934) as of March 31, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in internal control over financial reporting.
          During the quarter ended March 31, 2006, there has been no change to US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting other than controls established to properly account for the merger and consolidation of acquired operations. US Airways Group will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel. Management will continue to evaluate its internal control over financial reporting as it executes merger integration activities as it is possible that integration activities could materially affect US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting.

Limitation on the effectiveness of controls.
          We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2006.
Part II. Other Information
Item 1. Legal Proceedings
          On September 12, 2004, US Airways Group and its domestic subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Debtors and on September 27, 2005, the Debtors emerged from the 2004 Bankruptcy. The court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim amount.
          On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against AMR Group, Inc., the parent company of American Airlines, along with its airline subsidiaries, in December 2003. This action has been stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. In the meantime, several foreign airline defendants were dismissed from the case for reasons unique to their status as foreign operators, and the remaining defendants in September 2005 obtained a ruling that there had been no infringement of any of I.A.P.’s patents. In October 2005, I.A.P. entered into consent judgments with several defendants but has since filed a notice of appeal against Continental Airlines and the AMR Group defendants. I.A.P. did not file any claims against US Airways Group or any of its subsidiaries in the 2004 Bankruptcy.
          On January 7, 2003, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the “USLM matter”). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the 2002 Bankruptcy asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. A status hearing has been set on this matter for May 25, 2006.
          US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan in May 1999. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta Air Lines and Northwest Airlines filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest Airlines’ and Delta Air Lines’ petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The action was stayed as to US Airways during the 2002 Bankruptcy and again during the 2004 Bankruptcy. On April 29, 2005, Northwest Airlines and Delta Air Lines filed a renewed motion for summary judgment on all counts. That motion was denied. Delta Air Lines and Northwest Airlines filed two additional motions: one seeking decertification of the class and the other seeking dismissal of all class members who received ticket refunds. While those motions were pending, Delta Air Lines and Northwest Airlines filed for bankruptcy. The federal district court has now deactivated the case because of the bankruptcy filings. However, in January 2006, plaintiffs filed a motion for relief from the stay imposed by the Northwest Airlines bankruptcy filing to pursue litigation against that defendant only. On December 1, 2005, plaintiffs withdrew the claims filed against US Airways in the 2002 and 2004 Bankruptcies, thus effectively cutting off their right to obtain any relief against US Airways for damages that might have accrued prior to September 27, 2005.
          On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways filed a complaint in the federal district court for the Eastern District of New York against ALPA, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief.
          On February 8, 2006, 103 flight attendants employed by the MidAtlantic division of US Airways filed a complaint against AFA, AFA’s international president Pat Friend and US Airways, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways flight attendants pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against US Airways include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under RICO. Plaintiffs’ complaint requests $400 million in damages from US Airways and injunctive relief. Because the complaint has not yet been served on US Airways, no action is due on its part at this time.
          On October 12, 2005, Bank of America, N.A., which is one of the issuing banks of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America is equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. Bank of America is seeking appeal of that ruling while it continues to pursue certain administrative claims against US Airways in Bankruptcy Court. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is successful.
          The Company is unable to estimate at this time the amount of loss or probable losses, if any, that might result from an adverse resolution of the proceedings discussed above, and currently is unable to predict whether the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition. The Company intends, however, to vigorously pursue all available defenses and claims in these matters.

Item 1A. Risk Factors
          Other than as set forth below, there have been no material changes to the risk factors as discussed in our 2005 Form 10-K.
Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.
          We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases of airport and other facilities and other cash obligations. We also have guaranteed costs associated with our regional alliances and commitments to purchase aircraft from Airbus. As a result of the substantial fixed costs associated with these obligations:
•	A decrease in revenues results in a disproportionately greater percentage decrease in earnings.

•	We may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase.

•	We may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures.

•	We may not have sufficient liquidity to respond to competitive developments and adverse economic conditions.
          Our obligations also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets. Moreover, the terms of our secured GE Loan restrict our ability to incur additional indebtedness or make certain equity issuances unless we use the proceeds of those transactions to repay the loan, require us to maintain unrestricted cash and cash equivalents of not less than $750 million (subject to partial reduction upon reduction in the principal amount outstanding) over the term of the loan, and restrict our ability to take certain other actions, including mergers and acquisitions, investments and asset sales. The Company’s affinity credit card partner agreement with Juniper Bank, a subsidiary of Barclays PLC, requires the Company to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement.
          Our ability to pay the fixed costs associated with our contractual obligations depends on our operating performance and cash flow, which in turn depend on general economic and political conditions. A failure to pay our fixed costs or breach of the contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by the credit card servicers and the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our contractual obligations, repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the first quarter of 2006.

Item 6. Exhibits

Exhibit No.	Description
10.1	Settlement and Assumption Term Sheet, dated February 9, 2006, between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A.*

10.2	Loan Agreement, dated March 31, 2006, among US Airways Group, Inc., General Electric Capital Corporation, as Administrative Agent, the lenders party to the agreement from time to time, GE Capital Markets, Inc., as Joint Lead Arranger and Sole Bookrunner, Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, and certain subsidiaries of US Airways Group party to the agreement from time to time (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K dated March 31, 2006, filed on April 6, 2006).

10.3	Amended and Restated Loan Agreement, dated as of April 7, 2006, among US Airways Group, Inc., General Electric Capital Corporation, as Administrative Agent, the lenders party to the agreement from time to time, and certain subsidiaries of US Airways Group party to the agreement from time to time (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K dated April 7, 2006, filed on April 10, 2006).

10.4	Amendment dated as of April 4, 2006 to Employment Agreement, dated as of September 27, 2005, between US Airways Group, Inc. and Alan W. Crellin (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K dated April 4, 2006, filed on April 10, 2006).

10.5	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan.

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: May 9, 2006	By:	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

America West Airlines, Inc. (Registrant)

Date: May 9, 2006	By:	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

US Airways, Inc. (Registrant)

Date: May 9, 2006	By:	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Settlement and Assumption Term Sheet, dated February 9, 2006, between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A.*

10.2	Loan Agreement, dated March 31, 2006, among US Airways Group, Inc., General Electric Capital Corporation, as Administrative Agent, the lenders party to the agreement from time to time, GE Capital Markets, Inc., as Joint Lead Arranger and Sole Bookrunner, Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, and certain subsidiaries of US Airways Group party to the agreement from time to time (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K dated March 31, 2006, filed on April 6, 2006).

10.3	Amended and Restated Loan Agreement, dated as of April 7, 2006, among US Airways Group, Inc., General Electric Capital Corporation, as Administrative Agent, the lenders party to the agreement from time to time, and certain subsidiaries of US Airways Group party to the agreement from time to time (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K dated April 7, 2006, filed on April 10, 2006).

10.4	Amendment dated as of April 4, 2006 to Employment Agreement, dated as of September 27, 2005, between US Airways Group, Inc. and Alan W. Crellin (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K dated April 4, 2006, filed on April 10, 2006).

10.5	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan.

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.