Form 10-Q
period 2006-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC; AMERICA WEST AIRLINES INC
filed 2006-07-27
CIK 701345, 714560, 706270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
As of July 21, 2006, there were approximately 88,037,344 shares of US Airways Group, Inc. common stock outstanding.
As of July 21, 2006, America West Airlines, Inc. had 1,000 shares of Class B common stock outstanding, all of which were held by America West Holdings Corporation.
As of July 21, 2006, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2006

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
Note Concerning Forward-Looking Statements
     Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding the Company’s outlook, expected fuel costs, the revenue environment, and the Company’s expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings and US Airways Group, including future financial and operating results, the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A of US Airways Group’s, AWA’s and US Airways’ Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) ”), as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (the “First Quarter 2006 10-Q”) and further updated in Part II, Item 1A herein, and the following:
•	the impact of significant disruptions in the supply of aircraft fuel and historically high fuel prices;

•	our high level of fixed obligations;

•	our ability to integrate the management, operations and labor groups of US Airways Group and America West Holdings;

•	our ability to achieve the synergies anticipated as a result of the merger and to achieve those synergies in a timely manner;

•	the impact of continued significant operating losses;

•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;

•	changes in prevailing interest rates;

•	reliance on automated systems and the impact of any failure of these systems;

•	our ability to obtain and maintain normal terms with vendors and service providers;

•	security-related and insurance costs;

•	the impact of global instability, including the current instability in the Middle East, the continuing impact of the military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events;

•	changes in government legislation and regulation;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;

•	continued existence of prepetition liabilities;

•	weather conditions;

•	our ability to obtain and maintain any necessary financing for operations and other purposes;

•	our ability to maintain adequate liquidity;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to operate pursuant to the terms of our financing facilities (particularly the financial covenants);

•	our ability to attract and retain customers;

•	the cyclical nature of the airline industry;

•	our ability to attract and retain qualified personnel;

•	economic conditions; and

•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
          All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part I, Item 1A of the 2005 Form 10-K as updated in Part II, Item 1A of the First Quarter 2006 Form 10-Q and further updated in Part II, Item 1A herein. There may be other factors not identified above or in the 2005 Form 10-K of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-Q.
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

     Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(in millions, except share and per share amounts)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Operating Revenues
Mainline passenger	$2,186	$657	$3,996	$1,234
Express passenger	780	129	1,392	233
Cargo	37	8	74	17
Other	188	51	378	96

Total Operating Revenues	3,191	845	5,840	1,580

Operating Expenses
Aircraft fuel and related taxes	669	199	1,223	359
Gain on fuel hedging instruments, net	(29)	(9)	(56)	(69)
Salaries and related costs	542	174	1,045	349
Express expenses	660	136	1,276	247
Aircraft rent	180	81	365	158
Aircraft maintenance	153	66	291	120
Other rent and landing fees	145	46	285	87
Selling expenses	121	44	228	81
Special items, net	35	—	(9)	1
Depreciation and amortization	45	12	90	23
Other	328	83	635	166

Total operating expenses	2,849	832	5,373	1,522

Operating income	342	13	467	58

Nonoperating income (expense)
Interest income	41	2	66	4
Interest expense, net	(72)	(20)	(147)	(39)
Other, net	—	2	(11)	2

Nonoperating expense, net	(31)	(16)	(92)	(33)

Income (loss) before income taxes and cumulative effect of change in accounting principle	311	(3)	375	25
Income tax provision	6	—	6	—

Income (loss) before cumulative effect of change in accounting principle	305	(3)	369	25

Cumulative effect of change in accounting principle, net	—	—	1	(202)

Net income (loss)	$305	$(3)	$370	$(177)

Unaudited pro forma net income (loss) assuming change in method of accounting was applied retroactively (Note 1)	$305	$(3)	$369	$25

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Earnings (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$3.55	$(0.20)	$4.40	$1.70

Cumulative effect of change in accounting principle	—	—	0.01	(13.59)

Net income (loss) per common share	3.55	(0.20)	4.41	(11.89)
Diluted:
Before cumulative effect of change in accounting principle	$3.25	$(0.20)	$4.02	$1.31
Cumulative effect of change in accounting principle	—	—	0.01	(9.20)

Net income (loss) per common share	3.25	(0.20)	4.03	(7.89)

Shares used for computation (in thousands):
Basic	85,886	14,863	83,794	14,856
Diluted	94,673	14,863	94,012	21,943
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(unaudited)
(in millions, except share and per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$1,097	$1,125
Short-term investments	1,123	452
Restricted cash	4	8
Accounts receivable, net	467	353
Materials and supplies, net	228	229
Prepaid expenses and other	498	392

Total current assets	3,417	2,559

Property and equipment
Flight equipment	1,985	1,920
Ground property and equipment	557	532
Less accumulated depreciation and amortization	(498)	(431)

	2,044	2,021
Equipment purchase deposits	40	43

Total property and equipment	2,084	2,064

Other assets
Goodwill	701	732
Other intangibles, net	567	583
Restricted cash	984	792
Other assets, net	235	234

Total other assets	2,487	2,341

Total assets	$7,988	$6,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of debt and capital leases	$113	$211
Accounts payable	469	457
Air traffic liability	1,214	788
Accrued compensation and vacation	230	210
Accrued taxes	191	146
Other accrued expenses	861	847

Total current liabilities	3,078	2,659

Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,903	2,749
Deferred gains and credits	229	254
Employee benefit liabilities and other	851	882

Total noncurrent liabilities and deferred credits	3,983	3,885

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 48,800,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized, 87,003,337 shares outstanding at June 30, 2006; 81,668,989 shares outstanding at December 31, 2005	1	1
Additional paid-in capital	1,395	1,258
Accumulated deficit	(456)	(826)
Treasury stock, common stock, 413,993 shares at June 30, 2006 and December 31, 2005	(13)	(13)

Total stockholders’ equity	927	420

Total liabilities and stockholders’ equity	$7,988	$6,964

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$675	$224

Cash flows from investing activities
Purchases of property and equipment	(113)	(97)
Purchase of short-term investments	(980)	(284)
Sales of short-term investments	309	234
Increase in long-term restricted cash	(193)	(20)
Proceeds from disposition of assets	2	1

Net cash used for investing activities	(975)	(166)

Cash flows from financing activities
Repayments of debt	(1,128)	(87)
Proceeds from issuance of debt	1,375	—
Proceeds from issuance of common stock, net	25	—
Other	—	(4)

Net cash provided by (used for) financing activities	272	(91)

Net decrease in cash and cash equivalents	(28)	(33)

Cash and cash equivalents at beginning of period	1,125	149

Cash and cash equivalents at end of period	$1,097	$116

Non-cash investing and financing activities
Reclassification of investments in debt securities to short-term investments	$—	$30
Notes payable issued under aircraft purchase agreement	—	9
Notes payable cancelled under aircraft purchase agreement	4	7
Conversion of 7.5% Convertible Senior Notes, net of discount of $17 million to common stock	95	—
Equipment purchases financed by capital leases	3	—

Supplemental information
Cash paid for interest, net of amounts capitalized	$124	$—
Income taxes paid	3	—
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation and summary of significant accounting policies
     The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Principal subsidiaries include US Airways, Inc. (“US Airways”), America West Airlines, Inc. (“AWA”), Piedmont Airlines, Inc. (“Piedmont”) and PSA Airlines, Inc. (“PSA”). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the 2006 presentation.
     On September 27, 2005, US Airways Group consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings Corporation (“America West Holdings”). As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. While the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings has been treated as the accounting acquirer. Financial information for periods prior to the merger includes the accounts and activities of America West Holdings, the holding company of AWA.
     Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent traveler programs and the estimates of fair value for assets and liabilities established in purchase accounting.
     In the fourth quarter of 2005, AWA changed its method of accounting for certain maintenance costs from the deferral method to the direct expense method. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle. The increase in the net loss for the six months ended June 30, 2005 of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting principle is not presented net of tax as any tax effects resulting from the change have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
     There was no activity within other comprehensive income for the three months and six months ended June 30, 2006 and 2005. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholders’ equity.

Frequent Traveler Program
     At the time of the merger, US Airways Group’s principal operating subsidiaries, AWA and US Airways, maintained separate frequent travel award programs known as “FlightFund” and “Dividend Miles,” respectively. These programs provide a variety of awards to program members based on accumulated mileage. In May 2006, the two programs were merged into the new Dividend Miles program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program. Members of the new Dividend Miles program can redeem miles on either AWA, US Airways, or other members of the Star Alliance. In the second quarter of 2006, the Company recorded $11 million of expense in Special items, net – merger related transition expenses to increase its estimated cost of providing free travel based on the terms of the new Dividend Miles program, due to a $12 million increase from members of the former FlightFund program gaining access to international routes operated by US Airways and Star Alliance members, partially offset by $1 million from reduced booking fees as a result of combining the two programs.
     The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption.
2. Special items
     Special items as shown on the condensed consolidated statements of operations include the following charges (credits) for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Airbus restructuring (a)	$—	$—	$(90)	$—
Merger related transition expenses (b)	35	—	81	—
Other	—	—	—	1

Special items, net	$35	$—	$(9)	$1

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. As described in further detail in Note 5, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus Loans. As a result, the Company recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger, the Company incurred $35 million of transition and merger integration costs in the second quarter of 2006. These items included $8 million in personnel costs primarily for severance, retention payments and stock awards, $11 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs, $2 million in merger related aircraft lease return expenses, $2 million of aircraft livery costs, $8 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings, $2 million in employee moving expenses, $1 million of transition-related sales and marketing program expenses and $1 million in other expenses.

In connection with the merger, the Company incurred $81 million of transition and merger integration costs in the first six months of 2006. These items included $29 million in personnel costs primarily for severance, retention payments and stock awards, $11 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs, $9 million in merger related aircraft lease return expenses, $9 million of aircraft livery costs, $15 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings, $5 million in employee moving expenses, $1 million of transition-related sales and marketing program expenses, $1 million in programming expenses and $1 million in other expenses.
3. Earnings (loss) per share
     Basic earnings (loss) per share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding employee stock options, employee stock appreciation rights, employee restricted stock units, warrants and convertible debt. The following table presents the computation of basic and diluted EPS for the three and six months ended June 30, 2006 and 2005 (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$305	$(3)	$369	$25
Cumulative effect of change in accounting principle	—	—	1	(202)

Net income (loss)	$305	$(3)	$370	$(177)

Weighted average common shares outstanding (in thousands)	85,886	14,863	83,794	14,856

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$3.55	$(0.20)	$4.40	$1.70
Cumulative effect of change in accounting principle	—	—	0.01	(13.59)

Net earnings (loss) per share	$3.55	$(0.20)	$4.41	$(11.89)

Diluted earnings (loss) per share:
Cumulative effect of change in accounting principle	$305	$(3)	$369	$25
Cumulative effect of change in accounting principle	—	—	1	(202)

Net income (loss)	305	(3)	370	(177)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Interest expense on 7.5% convertible senior notes	—	—	4	—
Interest expense on 7.25% convertible senior notes	—	—	—	4
Interest expense on 7.0% senior convertible notes	3	—	5	—

Income (loss) for purposes of computing diluted net income (loss) per share	$308	$(3)	$379	$(173)

Share computation (in thousands):
Weighted average common shares outstanding	85,886	14,863	83,794	14,856
Dilutive effect of stock awards and warrants	2,469	—	2,158	3,747
Assumed conversion of 7.5% convertible senior notes	358	—	2,100	—
Assumed conversion of 7.25% convertible senior notes	—	—	—	3,340
Assumed conversion of 7.0% senior convertible notes	5,960	—	5,960	—

Weighted average common shares outstanding as adjusted	94,673	14,863	94,012	21,943

Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$3.25	$(0.20)	$4.02	$1.31
Cumulative effect of change in accounting principle	—	—	0.01	(9.20)

Earnings (loss) per share	$3.25	$(0.20)	$4.03	$(7.89)

     For the three months and six months ended June 30, 2006, 1,159,977 and 1,096,558 stock options, respectively are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.
     For the three months and six months ended June 30, 2005, 2,826,210 and 2,907,438 stock options, respectively are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.
     Incremental shares from assumed conversion of convertible senior notes excluded from the computation of diluted EPS are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
7.5% convertible senior notes	—	3,860	—	3,860
7.25% convertible senior notes	—	3,340	—	—
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
     Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. At June 30, 2006, approximately 5.3 million shares are available for grant under the 2005 Equity Incentive Plan.
     The Company’s net income for the three and six months ended June 30, 2006 includes $6 million and $18 million of compensation costs related to share-based payments. Upon adoption of SFAS 123R, the Company recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
     Had US Airways Group determined compensation cost based on the fair value at the grant date for its stock options, stock appreciation rights and restricted stock units under SFAS 123, the Company’s net loss and loss per share for the three and six months ended June 30, 2005 would have been adjusted as indicated below (in millions, except per share data):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net loss as reported	$(3)	$(177)
Stock-based compensation determined under the fair-value based method	(1)	(2)

Pro forma net loss	$(4)	$(179)

Loss per common share
Basic — as reported	$(0.20)	$(11.89)
Basic — pro forma	(0.27)	(12.05)
Diluted — as reported	(0.20)	(7.89)
Diluted — pro forma	(0.27)	(8.00)
     Restricted Stock Unit Awards — As of June 30, 2006, the Company has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.

     There were no RSUs granted or outstanding during the six months ending June 30, 2005. Restricted stock unit award activity for the six months ending June 30, 2006 is as follows (shares in thousands):

		Weighted
	Number of	average grant-
2005 Equity Incentive Plan	shares	date fair value
Nonvested balances at January 1, 2006	687	$26.17
Granted	250	38.45
Vested and released	(7)	46.38
Forfeited	(14)	27.55

Nonvested balance at June 30, 2006	916	$29.35

     As of June 30, 2006, there was $18 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.61 years.
     Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the stock’s fair market value at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of 10 years. Stock options and SARs are classified as equity awards.
     Stock option and SARs activity for the six months ending June 30, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			average
	Stock	Weighted	remaining	Aggregate
	options	average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
1994 Incentive Equity Plan
Balance at January 1, 2006	1,267	$38.28
Granted	—	—
Exercised	(239)	22.45
Forfeited	—	—
Expired	(62)	50.96

Balance at June 30, 2006	966	$41.38	3.13	11
Exercisable at June 30, 2006	966	$41.38	3.13	11

2002 Incentive Equity Plan
Balance at January 1, 2006	2,048	$16.98
Granted	—	—
Exercised	(641)	15.72
Forfeited	—	—
Expired	—	—

Balance at June 30, 2006	1,407	$17.55	7.50	46
Exercisable at June 30, 2006	1,200	$16.96	7.23	40

2005 Equity Incentive Plan
Balance at January 1, 2006	1,973	$23.15
Granted	1,008	38.75
Exercised	—	—
Forfeited	(56)	27.55
Expired	—	—

Balance at June 30, 2006	2,925	$28.44	9.46	65
Exercisable at June 30, 2006	45	$46.69	9.89	174

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
     The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Weighted average fair value	$16.45	$4.48	$16.11	$5.05
Risk free interest rate	4.9%	3.4%	4.9%	3.4%
Expected dividend yield	—%	—%	—%	—%
Expected life	2.9 years	4.0 years	2.9 years	4.0 years
Volatility	58%	54%	57%	54%
     As of June 30, 2006, there was $27 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 1.75 years.
     The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $25 million and $26 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was immaterial. The total fair value of stock awards vested at June 30, 2006 and 2005 was $27 million and $35 million, respectively. Cash received from stock option exercises during the six months ended June 30, 2006 totaled $17 million. There were no SARs exercised during the three or six months ended June 30, 2006.
     Agreements with ALPA —US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of the Company’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65, the average market price for the 20 business days preceding the option issuance date. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of our plans.
     The per share fair value of the ALPA pilot stock options granted on January 31, 2006 was $17.11, calculated using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	4.4%
Expected dividend yield	—%
Contractual term	5.0 years
Volatility	69.8%
     As of June 30, 2006 there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 197,953 stock options exercised as of June 30, 2006 pursuant to this agreement. Cash received from stock options exercised during the six months ended June 30, 2006, totaled $7 million. The total intrinsic value of options exercised in the three months and six months ended June 30, 2006 was $2.0 million and $2.1 million, respectively.

5. Debt
     The following table details US Airways Group’s debt as of June 30, 2006 (in millions). Variable interest rates listed are the rates as of June 30, 2006 unless noted.

	June 30,	December 31,
	2006	2005
Secured
General Electric Capital Corporation loan, variable interest rate of 8.59%, interest only payments until due on June 30, 2011	$1,250	$—
AWA Citibank Loan (former AWA ATSB Loan)	—	250
GECC term loan	—	111
Senior secured discount notes, variable interest rate of 8.87%, installments due 2005 through 2009	34	34
Airbus Loans	—	186
Equipment notes payable, variable interest rates of 6.80% to 10.30%	1,243	1,240
US Airways Citibank Loan (formerly US Airways ATSB Loan)	—	551
Slot Financing, interest rate of 8%, installments due through 2015	49	50
Capital lease obligations, interest rate of 8%, installments due through 2021	44	46
GE Credit Facility, variable interest rate of 9.21%, installments due 2006 to 2010	24	28
Capital Lease Obligations, computer software, installments due through 2008	3	—

	2,647	2,496

Unsecured
7% senior convertible notes, interest only payments until due in 2020	144	144
7.5% convertible senior notes, interest only payments until due in 2009	—	112
Equipment notes payable	—	4
Industrial development bonds, fixed interest rate of 6.3% due 2023	29	29
State loan, variable	—	1
Juniper prepaid miles, variable interest rate of 9.86%, interest only payments until January 2008.	325	325
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due 2012	10	10

	508	625

Total long-term debt and capital lease obligations	3,155	3,121
Less: Unamortized discount on debt	(139)	(161)
Current maturities	(113)	(211)

Long-term debt and capital lease obligations, net of current maturities	$2,903	$2,749

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

     Conversion of 7.5% Convertible Senior Notes due 2009 — In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009. On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. In connection with the conversion of the notes into common stock, the associated unamortized discount of $17 million was recorded as a reduction in the amount of Paid in Capital for the conversion.
6. Purchase accounting
(a) Purchase price allocation
     The merger was accounted for as a reverse acquisition under SFAS No. 141 “Business Combinations,” (“SFAS 141”) with America West Holdings as the accounting acquirer. US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries including US Airways. In accordance with SFAS 141, the allocation of equity values is subject to adjustment for up to one year after the date of acquisition when additional information on asset and liability valuations becomes available. The Company expects that there may be further adjustments to recorded fair values during the quarter ending September 30, 2006.
     Adjustments made in the first six months of 2006 to previously recorded fair values are as follows (in millions):

Goodwill reported as of December 31, 2005	$732
Non-current employee benefits and other	(20)
Long-term debt	(10)
Materials and supplies, net	11
Other assets	(13)
Property and equipment	4
Accrued compensation and vacation	(4)
Accrued taxes	(2)
Accounts receivable	1
Other accrued expenses	2

Goodwill reported as of June 30, 2006	$701

     Adjustments recorded in the first six months of 2006 resulted as further refinement of information became available on assets and liabilities that existed as of the acquisition date. Adjustments to non-current employee benefits and other represents adjustments to the Company’s deferred tax liability and the application of pre-merger credits to outstanding balances for deferred charges under rate per hour engine agreements. Adjustments to other assets represent the application of pre-merger airport operating expense and rent credits.

(b) Pro forma information
     The following information is presented assuming the merger and the conversion of America West Holdings’ Class A and Class B common stock had been completed as of the beginning of the periods presented. The pro forma consolidated results of operations include purchase accounting adjustments, such as fair market value adjustments of the assets and liabilities of US Airways Group, adjustments to reflect the disposition of prepetition liabilities upon US Airways Group’s emergence from bankruptcy, and adjustments to conform certain accounting policies of US Airways Group and America West Holdings, together with related income tax effects. Certain other transactions critical to US Airways Group’s emergence from bankruptcy and the completion of the merger that became effective either before, at or immediately following the merger have also been reflected in the pro forma financial information. These transactions include the new equity investments, the comprehensive agreements with GECC, the comprehensive agreement with Airbus, the restructuring of the ATSB Loans, and the restructuring of the credit card partner and credit card processing agreements. The unaudited pro forma information presented below is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or of future results of the combined operations (in millions, except share and per share amounts).

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Operating revenues	$2,789	$5,150
Operating expenses	2,722	5,231

Operating income (loss)	67	(81)
Net loss	$(18)	$(459)

Basic and diluted loss per share	$(0.27)	$(6.85)
Basic and diluted shares (in thousands)	67,073	67,067
7. Income Taxes
     At June 30, 2006, the Company has a full valuation allowance relating to the Company’s net operating loss carryfowards (“NOL”). The Company expects to utilize NOL to reduce any income tax obligation incurred in 2006. As of June 30, 2006, NOL available for use by the Company is approximately $1.4 billion of which $1.0 billion is available for use by the Company in 2006. As discussed, the Company’s NOL was subject to a full valuation allowance. Utilization of this NOL results in a corresponding decrease in the valuation allowance, which offsets the Company’s tax provision.
     The Company expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases the recognition of AMT does not result in tax expense. However, since the Company’s NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company recorded a tax expense of $5 million in the second quarter and the first six months of 2006 for AMT. The Company also recorded $1 million of state income tax related to certain states where NOLs were not available to be used.
     In June 2006 the Internal Revenue Service (“IRS”) notified AWA that the congressional Joint Committee on Taxation approved the IRS settlement with AWA which resulted in the recognition of $7 million of interest income earned on certain prior year federal income tax refunds.

8. Employee benefit plans
     Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans, however, prior to the merger, America West Holdings had no obligations for defined benefit or other postretirement plans. In connection with the merger, the Company acquired defined benefit pension plans sponsored by Piedmont and PSA and postretirement benefit obligations of US Airways, PSA and Piedmont.
     Components of the total periodic benefit cost include the following for pension benefits (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Service cost	$1	$1
Interest cost	1	2
Expected return on plan assets	—	(1)

Total periodic cost	$2	$2

     Components of the total periodic benefit cost include the following for other postretirement benefits (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Service cost	$1	$2
Interest cost	3	6
Expected return on plan assets	—	—

Total periodic cost	$4	$8

9. Express expenses
     Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express, and expenses associated with AWA’s regional alliance agreement with Mesa Airlines are classified as Express expenses on the condensed consolidated statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Aircraft fuel and related taxes	$203	$44	$375	$76
Salaries and related costs	53	—	123	—
Capacity purchases	238	79	460	148
Aircraft rent	15	—	35	—
Aircraft maintenance	18	—	37	—
Other rent and landing fees	40	3	78	5
Selling expenses	41	8	75	15
Depreciation and amortization	6	—	12	—
Other expenses	46	2	81	3

Express expenses	$660	$136	$1,276	$247

10. Subsequent Events
     During July 2006, approximately $21 million of the $144 million outstanding principal amount of US Airways Group’s 7% senior convertible notes were converted into 883,523 shares of common stock. In connection with the conversion, the Company paid $5 million to the holders of the converted notes.
     AWA leased 16 aircraft and three spare engines from AerCap (formerly GPA, AerFi and debis AirFinance) in 1990 under long-term operating leases scheduled to terminate from 2010 to 2013. AWA has an obligation to pay supplemental rent on 12 of the 16 aircraft and all three spare engines. The aggregate supplemental rent owed through 2013, which is an unsecured obligation of AWA, is $33.4 million. In July 2006, AWA paid AerCap $20 million to prepay the $33.4 million in supplemental rent. As a result of this prepayment, annual rental expense will be reduced by approximately $1.9 million through 2013.

     Item 1B. Condensed Consolidated Financial Statements of America West Airlines, Inc.
America West Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Operating Revenues
Mainline passenger	$747	$657	$1,399	$1,234
Express passenger	184	129	337	233
Cargo	7	8	16	17
Other	43	51	90	95

Total Operating Revenues	981	845	1,842	1,579

Operating Expenses
Aircraft fuel and related taxes	242	199	447	359
Gain on fuel hedging instruments, net	(29)	(9)	(56)	(69)
Salaries and related costs	191	173	366	348
Express expenses	159	136	305	247
Aircraft rent	85	81	171	158
Aircraft maintenance	73	66	125	120
Other rent and landing fees	45	46	90	87
Selling expenses	42	44	81	81
Special items, net	23	—	(7)	1
Depreciation and amortization	10	12	21	23
Other	79	82	155	164

Total operating expenses	920	830	1,698	1,519

Operating income	61	15	144	60

Nonoperating income (expense)
Interest income	20	4	33	7
Interest expense, net	(10)	(21)	(37)	(42)
Other, net	1	—	(10)	2

Nonoperating income (expense), net	11	(17)	(14)	(33)

Income (loss) before income taxes and cumulative effect of change in accounting principle	72	(2)	130	27
Income tax provision	4	—	4	—

Income (loss) before cumulative effect of change in accounting principle	68	(2)	126	27

Cumulative effect of change in accounting principle, net	—	—	1	(202)

Net income (loss)	$68	$(2)	$127	$(175)

Unaudited pro forma net income assuming change in method of accounting was applied retroactively (Note 1)	$68	$(2)	$126	$27

See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except share amounts)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$413	$632
Short-term investments	457	319
Accounts receivable, net	174	119
Materials and supplies, net	82	87
Prepaid expenses and other	266	169

Total current assets	1,392	1,326

Property and equipment
Flight equipment	340	348
Ground property and equipment	336	309
Less accumulated depreciation and amortization	(404)	(399)

	272	258
Equipment purchase deposits	8	11

Total property and equipment	280	269

Other assets
Restricted cash	291	229
Advances to parent company	261	261
Other assets, net	93	107

Total other assets	645	597

Total assets	$2,317	$2,192

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)

Current liabilities
Current maturities of debt and capital leases	$3	$94
Accounts payable	143	146
Payables to related parties, net	831	443
Air traffic liability	356	218
Accrued compensation and vacation	92	59
Accrued taxes	53	25
Other accrued expenses	191	129

Total current liabilities	1,669	1,114

Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	385	936
Deferred credits	36	252
Other liabilities	211	—

Total noncurrent liabilities and deferred credits	632	1,188

Commitments and contingencies

Stockholder’s equity (deficit)
Common stock, $0.01 par value; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	555	555
Accumulated deficit	(539)	(665)

Total stockholder’s equity (deficit)	16	(110)

Total liabilities and stockholder’s equity (deficit)	$2,317	$2,192

See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$216	$224

Cash flows from investing activities
Purchases of property and equipment	(34)	(97)
Purchase of short-term investments	(379)	(284)
Sales of short-term investments	242	234
Increase in long-term restricted cash	(62)	(20)
Other	1	1

Net cash used for investing activities	(232)	(166)

Cash flows from financing activities
Repayments of debt	(2)	(87)
Net decrease in payable to related parties	(201)	—
Other	—	(4)

Net cash used for financing activities	(203)	(91)

Net decrease in cash and cash equivalents	(219)	(33)
Cash and cash equivalents at beginning of period	632	128

Cash and cash equivalents at end of period	$413	$95

Non-cash investing and financing activities
Repayment of ATSB, Airbus, and GECC loans by parent	$520	$—
Reclassification of investments in debt securities to short-term investments	—	30
Notes payable issued under aircraft purchase agreement	—	9
Notes payable cancelled under aircraft purchase agreement	4	7
Loan proceeds received by parent	64	—
Conversion of 7.5% Convertible Senior Notes, net of discount of $17 million to common stock of US Airways Group	95	—
Equipment purchases financed by capital leases	3	—

Supplemental information
Cash paid for interest, net of amounts capitalized	$22	$—
Income taxes paid	3	—
See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of America West Airlines, Inc. (“AWA”) should be read in conjunction with the financial statements contained in AWA’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements include the accounts of AWA and its wholly owned subsidiary, FTCHP, LLC. AWA is a wholly owned subsidiary of America West Holdings Corporation (“America West Holdings”). On September 27, 2005, America West Holdings merged with Barbell Acquisition Corp., a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”), and as a result itself became a wholly owned subsidiary of US Airways Group.
     Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the unaudtied condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived assets and the frequent traveler program.
     In the fourth quarter of 2005, AWA changed its method of accounting for certain maintenance costs from the deferral method to the direct expense method. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle. The increase in the net loss for the six months ended June 30, 2005 of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting principle is not presented net of tax as any tax effects resulting from the change have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
     There was no activity within other comprehensive income for the three and six months ended June 30, 2006 and 2005. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholder’s equity.
Frequent Traveler Program
     At the time of the merger, US Airways Group’s principal operating subsidiaries, AWA and US Airways, Inc. (“US Airways”), maintained separate frequent travel award programs known as “FlightFund” and “Dividend Miles,” respectively. These programs provide a variety of awards to program members based on accumulated mileage. In May 2006, the two programs were merged into the new Dividend Miles program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program. Members of the new Dividend Miles program can redeem miles on either AWA, US Airways, or other members of the Star Alliance. In the second quarter of 2006, AWA recorded $12 million of expense in Special items, net — merger related transition expenses to increase its estimated cost of providing free travel based on the terms of the new Dividend Miles program, principally as a result of members of the former FlightFund program gaining access to international routes operated by US Airways and Star Alliance members.

     The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. The costs associated with the new Dividend Miles programs are allocated to AWA and US Airways as discussed below in Shared Operating Expenses.
Shared Operating Expenses
     The operating expenses of AWA reflect expenses for certain services shared with US Airways, including technology and data processing services, corporate functions such as tax, legal, compliance, finance and operations, and the costs of the combined Dividend Miles frequent traveler program. These shared costs have been allocated based on AWA’s and US Airways’ respective revenue passenger miles (“RPMs”). The operating expenses of AWA also reflect shared expenses incurred at more than 30 overlap airports where the operations of AWA and US Airways have been consolidated. These shared costs have been allocated based on AWA’s and US Airways’ respective departures at those airports. Management believes that the methodologies underlying the allocation of these shared costs are reasonable. The following details the total corporate shared expenses and airport shared expenses allocated to AWA and US Airways that are included in operating expenses for the six months ended June 30, 2006 (in millions):

	Six Months Ended June 30, 2006
	AWA	US Airways	Total
Corporate Expenses	$79	$122	$201
Airport Expenses	170	303	473

Total Allocated Expenses	$249	$425	$674

2. Special items
     Special items as shown on the condensed consolidated statements of operations include the following charges (credits) for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Airbus restructuring (a)	$—	$—	$(51)	$—
Merger related transition expenses (b)	23	—	44	—
Other	—	—	—	1

Special items, net	$23	$—	$(7)	$1

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. As described in further detail in Note 4, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus loans. As a result, AWA recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $51 million, consisting of the $50 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger, AWA incurred $23 million of transition and merger integration costs in the second quarter of 2006. These items included $3 million in personnel costs primarily for severance, retention payments and stock awards, $12 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs, $2 million in merger related aircraft lease return expenses, $1 million of aircraft livery costs, $4 million in professional and technical fees, $1 million of transition-related sales and marketing program expenses.

In the six months ended June 30, 2006, AWA incurred $44 million of transition and merger integration costs. These items included $7 million in personnel costs primarily for severance, retention payments and stock awards, $12 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs, $9 million in merger related aircraft lease return expenses, $6 million of aircraft livery costs, $7 million in professional and technical fees, $2 million of transition-related sales and marketing program expenses and $1 million of other expenses.
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
     Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. At June 30, 2006, approximately 5.3 million shares are available for grant under US Airways Group’s 2005 Equity Incentive Plan.
     US Airways Group’s net income for the three and six months ended June 30, 2006 includes $6 million and $18 million of compensation costs related to share-based payments. Of the $18 million recorded by US Airways Group, $5 million was allocated to the financials of AWA and $13 million was allocated to the financials of US Airways. Upon adoption of SFAS 123R, US Airways Group recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. The $1 million cumulative benefit was allocated to the financials of AWA. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or the cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
     Had compensation cost been determined based on the fair value at the grant date for stock options, stock appreciation rights and restricted stock units under SFAS 123 and the compensation cost allocated to the financials of AWA, AWA’s net loss for the three months ended June 30, 2005 would have been adjusted as indicated below (in millions):

	Three Months	Six Months
	Ended	Ended
	June	June
	30, 2005	30, 2005
Net loss as reported	$(2)	$(175)
Stock-based compensation determined under the fair-value based method	(1)	(2)

Pro forma net loss	$(3)	$(177)

     Restricted Stock Unit Awards — As of June 30, 2006, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.
     There were no RSUs granted or outstanding during the six months ending June 30, 2005. Restricted stock unit award activity for the six months ending June 30, 2006 is as follows (shares in thousands):

		Weighted
	Number of	average grant-
2005 Equity Incentive Plan	shares	date fair value
Nonvested balances at January 1, 2006	687	$26.17
Granted	250	38.45
Vested and released	(7)	46.38
Forfeited	(14)	27.55

Nonvested balance at June 30, 2006	916	$29.35

     As of June 30, 2006, there was $18 million of total unrecognized compensation costs related to RSUs, which will be allocated to the respective statements of operations of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.61 years.
     Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the stock’s fair market value at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of 10 years. Stock options and SARs are classified as equity awards.

     Stock option and SARs activity for the six months ending June 30, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			average
	Stock		remaining	Aggregate
	options	Weighted average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
1994 Incentive Equity Plan
Balance at January 1, 2006	1,267	$38.28
Granted	—	—
Exercised	(239)	22.45
Forfeited	—	—
Expired	(62)	50.96

Balance at June 30, 2006	966	$41.38	3.13	11
Exercisable at June 30, 2006	966	$41.38	3.13	11

2002 Incentive Equity Plan
Balance at January 1, 2006	2,048	$16.98
Granted	—	—
Exercised	(641)	15.72
Forfeited	—	—
Expired	—	—

Balance at June 30, 2006	1,407	$17.55	7.50	46
Exercisable at June 30, 2006	1,200	$16.96	7.23	40

2005 Equity Incentive Plan
Balance at January 1, 2006	1,973	$23.15
Granted	1,008	38.75
Exercised	—	—
Forfeited	(56)	27.55
Expired	—	—

Balance at June 30, 2006	2,925	$28.44	9.46	65
Exercisable at June 30, 2006	45	$46.69	9.89	174
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
     The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Weighted average fair value	$16.45	$4.48	$16.11	$5.05
Risk free interest rate	4.9%	3.4%	4.9%	3.4%
Expected dividend yield	—%	—%	—%	—%
Expected life	2.9 years	4.0 years	2.9 years	4.0 years
Volatility	58%	54%	57%	54%
     As of June 30, 2006, there was $27 million of total unrecognized compensation costs related to stock options and SARs, which will be allocated to the financials of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.75 years.

     The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $25 million and $26 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was immaterial. The total fair value of stock awards vested at June 30, 2006 and 2005 was $27 million and $35 million, respectively. Cash received from stock option exercises during the six months ended June 30, 2006 totaled $17 million. There were no SARs exercised during the three or six months ended June 30, 2006.
4. Debt
     The following table details AWA’s debt as of June 30, 2006 (in millions). Variable interest rates listed are the rates as of June 30, 2006 unless noted.

	June 30,	December 31,
	2006	2005
Secured
AWA Citibank Loan (former ATSB loan)	$—	$250
GECC term loan	—	111
Senior secured discount notes, variable interest rate of 8.87%, installments due 2005 through 2009	34	34
Airbus Loans		186
Capital Lease Obligation, computer software, installments due through 2008	3	—

	37	581

Unsecured
7.5% convertible senior notes, interest only payments until due in 2009	—	112
Equipment notes payable	—	4
Industrial development bonds, fixed interest rate of 6.3% due 2023	29	29
State loan	—	1
Juniper prepaid miles, variable interest rate of 9.86%, interest only payments until January 2008	325	325

	354	471

Total long-term debt and capital lease obligations	391	1,052
Less: Unamortized discount on debt	(3)	(22)
Current maturities	(3)	(94)

Long-term debt and capital lease obligations, net of current maturities	$385	$936

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
Conversion of 7.5% Convertible Senior Notes due 2009 — In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009. On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. In connection with the conversion of the notes into common stock, the associated unamortized discount of $17 million was recorded as a reduction in the amount of Paid in Capital for the conversion.
5. Related party transactions
     The following represents receivable (payable) balances with affiliates as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
US Airways Group	$(1,083)	$(465)
America West Holdings	(1)	(1)
US Airways	247	22
Other US Airways Group’s wholly owned subsidiaries	6	1

	$(831)	$(443)

     The net payable to US Airways Group consists of proceeds received by AWA on behalf of US Airways Group in connection with the initial equity investments, the public stock offering, the exercise of options by equity investors, the issuance of 7% Senior Convertible Notes, initial funding of Airbus loans and amounts payable to US Airways Group related to the conversion of the 7.25% notes, net of cash retained by US Airways Group. The net payable to US Airways Group increased by $618 million during the six months ended June 30, 2006. The majority of this increase relates to debt previously recorded at AWA which was refinanced with the proceeds from the GE Loan and the allocation of the forgiveness of the Airbus loans. See also Note 4 related to the refinancing transaction.
     The net receivable with US Airways consists of cash received by US Airways for AWA and amounts paid by AWA on behalf of US Airways related to various transactions that occur in the normal course of business.
6. Income Taxes
     US Airways Group files a consolidated federal income tax return. At June 30, 2006, US Airways Group has a full valuation allowance relating to the Company’s net operating loss carryfowards (“NOL”). US Airways Group expects to utilize NOL to reduce any income tax obligation incurred in 2006. As of June 30, 2006, NOL available for use by US Airways Group is approximately $1.4 billion of which $1.0 billion is available for use by US Airways Group in 2006. As discussed above, the Company’s NOL was subject to a full valuation allowance. Utilization of this NOL results in a corresponding decrease in the valuation allowance, which offsets the Company’s tax provision.
     US Airways Group expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases the recognition of AMT does not result in tax expense. However, since the Company’s NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. AWA recorded a tax expense of $4 million in the second quarter and the first six months of 2006 for AMT.

     In June, 2006 the Internal Revenue Service (“IRS”) notified AWA that the congressional Joint Committee on Taxation approved the IRS settlement with AWA which resulted in the recognition of $7 million of interest income earned on certain prior year federal income tax refunds.
7. Express expenses
     Expenses associated with AWA’s regional alliance agreement with Mesa Airlines are classified as Express expenses on the condensed consolidated statements of operations and consist of the following for three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Aircraft fuel and related taxes	$57	$44	$103	$76
Capacity purchases	88	79	173	148
Other rent and landing fees	3	3	6	5
Selling expenses	10	8	20	15
Other expenses	1	2	3	3

Express expenses	$159	$136	$305	$247

10. Subsequent Events
     AWA leased 16 aircraft and three spare engines from AerCap (formerly GPA, AerFi and debis AirFinance) in 1990 under long-term leases scheduled to terminate from 2010 to 2013. AWA has an obligation to pay supplemental rent on 12 of the 16 aircraft and all three spare engines. The aggregate supplemental rent owed through 2013, which is an unsecured obligation of AWA, is $33.4 million. In July 2006, AWA paid AerCap $20 million to prepay the $33.4 million in supplemental rent. As a result of this prepayment, annual rental expense will be reduced by approximately $1.9 million through 2013.

     Item 1C. Condensed Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Statements of Operations
(in millions)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Operating Revenues
Mainline passenger	$1,439	$1,332	$2,597	$2,465
Express passenger	596	436	1,054	750
Cargo	29	25	58	46
Other	162	158	319	311

Total Operating Revenues	2,226	1,951	4,028	3,572

Operating Expenses
Aircraft fuel and related taxes	426	381	776	703
Salaries and related costs	351	332	680	741
Express expenses	534	476	1,033	896
Aircraft rent	95	97	194	195
Aircraft maintenance	80	89	166	161
Other rent and landing fees	100	114	195	214
Selling expenses	79	87	146	181
Special items, net	12	—	(3)	—
Depreciation and amortization	37	56	73	105
Other	232	260	446	499

Total operating expenses	1,946	1,892	3,706	3,695

Operating income (loss)	280	59	322	(123)

Nonoperating income (expense)
Interest income	21	7	34	9
Interest expense, net	(53)	(80)	(107)	(156)
Reorganization items, net	—	(26)	—	(28)
Other, net	(1)	(6)	(1)	(7)

Nonoperating income (expense), net	(33)	(105)	(74)	(182)

Income (loss) before income taxes	247	(46)	248	(305)
Income tax provision (benefit)	1	(2)	1	(2)

Net income (loss)	$246	$(44)	$247	$(303)

See accompanying notes to the condensed financial statements.

US Airways, Inc.
Condensed Balance Sheets
June 30, 2006 and December 31, 2005
(unaudited)
(in millions, except share amounts)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$649	$462
Short-term investments	666	132
Restricted cash	5	8
Accounts receivable, net	284	227
Materials and supplies, net	119	109
Prepaid expenses and other	208	213

Total current assets	1,931	1,151

Property and equipment
Flight equipment	1,559	1,492
Ground property and equipment	201	205
Less accumulated depreciation and amortization	(83)	(28)

	1,677	1,669
Equipment purchase deposits	32	32

Total property and equipment	1,709	1,701

Other assets
Goodwill	701	732
Other intangibles, net	525	541
Restricted cash	693	563
Other assets, net	114	120

Total other assets	2,033	1,956

Total assets	$5,673	$4,808

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities
Current maturities of debt and capital leases	$110	$117
Accounts payable	288	273
Payables to related parties, net	1,476	336
Air traffic liability	864	570
Accrued compensation and vacation	130	145
Accrued taxes	125	108
Other accrued expenses	642	684

Total current liabilities	3,635	2,233

Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,124	1,855
Deferred gains and credits	194	215
Postretirement benefits other than pensions	189	189
Employee benefit liabilities and other	417	449

Total noncurrent liabilities and deferred credits	1,924	2,708

Commitments and contingencies

Stockholder’s equity (deficit)
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1	1
Accumulated deficit	113	(134)

Total stockholder’s equity (deficit)	114	(133)

Total liabilities and stockholder’s equity (deficit)	$5,673	$4,808

See accompanying notes to the condensed financial statements.

US Airways, Inc.
Condensed Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(unaudited)
(in millions)

	Successor	Predecessor
	Company	Company
	2006	2005
Net cash provided by (used for) operating activities before reorganization items	$494	$(23)
Reorganization items, net	—	(42)

Net cash provided by (used for) operating activities	494	(65)

Cash flows from investing activities
Purchases of property and equipment	(72)	(40)
Proceeds from disposition of assets	1	4
Proceeds from the sale of short-term investments	65	—
Purchase of short-term investments	(600)	—
Increase in long-term restricted cash	(130)	(167)

Net cash used for investing activities	(736)	(203)

Cash flows from financing activities
Net increase in payable to related parties	438	—
Proceeds from issuance of debt	48	68
Proceeds from issuance of debtor-in-possession financings	—	100
Repayments of debt and capital lease obligations	(57)	(82)

Net cash provided by financing activities	429	86

Net increase (decrease) in cash and cash equivalents	187	(182)

Cash and cash equivalents at beginning of period	462	734

Cash and cash equivalents at end of period	$649	$552

Non-cash investing and financing activities

Repayment of ATSB and Airbus loans by parent	$712	$—
Property and equipment financed with debt and capital leases	—	53
Loan proceeds received by parent	64	—
Reduction in debt related to sale leaseback transaction	—	624
Reduction in flight equipment related to sale leaseback transaction	—	517

Supplemental information
Cash paid for interest, net of amounts capitalized	$75	$138
See accompanying notes to the condensed financial statements.

US Airways, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Basis of presentation
     The accompanying unaudited condensed financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2005. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the unaudited condensed financial statements for the interim periods presented. Certain prior year amounts have been reclassified to conform with the 2006 presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets subject to amortization, frequent traveler programs, fresh-start reporting and purchase accounting.
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
     Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholder’s equity. In 2005, other comprehensive income included changes in the fair value of certain derivative financial instruments and adjustments for minimum pension liabilities. Comprehensive loss was $50 million for the three months ended June 30, 2005 and $195 million for the six months ended June 30, 2005. There was no activity within other comprehensive income for the three months and six months ended June 30, 2006.
Frequent Traveler Program
     At the time of the merger, US Airways Group’s principal operating subsidiaries, America West Airlines Inc., (“AWA”) and US Airways, maintained separate frequent travel award programs known as “FlightFund” and “Dividend Miles,” respectively. These programs provide a variety of awards to program members based on accumulated mileage. In May 2006, the two programs were merged into the new Dividend Miles program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program. Members of the new Dividend Miles program can redeem miles on either AWA, US Airways, or other members of the Star Alliance. In the second quarter of 2006, US Airways recorded a reduction in the liability of $1 million through special items, net – merger related transition expenses as a result of reduced booking fees due to combining the two programs.
     The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. The costs associated with the new Dividend Miles programs are allocated to AWA and US Airways as discussed below in Shared Operating Expenses.
Shared Operating Expenses
     The operating expenses of US Airways reflect expenses for certain services shared with AWA, including technology and data processing services, corporate functions such as tax, legal, compliance, finance and operations, and the costs of the combined Dividend Miles frequent traveler program. These shared costs have been allocated based on US Airways’ and AWA’s respective revenue passenger miles (“RPMs”). The operating expenses of US Airways also reflect shared expenses incurred at more than 30 overlap airports where the operations of US Airways and AWA have been consolidated. These shared costs have been allocated based on US Airways and AWA’s respective departures at those airports. Management believes that the methodologies underlying the allocation of these shared costs are reasonable. The following details the total corporate shared expenses and airport shared expenses allocated to AWA and US

Airways that are included in operating expenses for the six months ended June 30, 2006 (in millions):

	Six Months Ended June 30, 2006
	AWA	US Airways	Total
Corporate Expenses	$79	$122	$201
Airport Expenses	170	303	473

Total Allocated Expenses	$249	$425	$674

2. Special items
     Special items as shown on the condensed statements of operations include the following charges (credits) for the three and six months ended June 30, 2006 (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Airbus restructuring (a)	$—	$(40)
Merger related transition expenses (b)	12	37

Special items, net	$12	$(3)

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. As described in further detail in Note 4, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus Loans. As a result, US Airways recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $40 million, consisting of the $39 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger, US Airways incurred $12 million of transition and merger integration costs in the second quarter of 2006. These items included $5 million in personnel costs for severance, retention payments and stock awards; $4 million in continuing professional fees associated with US Airways’ bankruptcy proceedings; $2 million in employee moving expenses; $2 million of aircraft livery costs and $1 million credit associated with reduced costs in connection with the integration of the AWA FlightFunds and US Airways Dividend Miles frequent traveler programs.

In connection with the merger, US Airways incurred $37 million of transition and merger integration costs in the first six months of 2006. These items included $22 million in personnel costs for severance, retention payments and stock awards, $7 million in continuing professional fees associated with US Airways’ bankruptcy proceedings; $5 million in employee moving expenses; $3 million of aircraft livery costs and $1 million of programming service expense and $1 million credit association with reduced costs in connection with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs.

3. Stock options (Adoption of SFAS 123R)
     After emerging from the first bankruptcy in March 2003, the Predecessor Company adopted the fair value method of recording stock-based employee compensation contained in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). The Predecessor Company recorded compensation expense in accordance with the provisions of SFAS 123 during the three and six month periods ended June 30, 2005. Effective with the merger on September 27, 2005, US Airways applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, US Airways Group adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.
     Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. At June 30, 2006, approximately 5.3 million shares are available for grant under US Airways Group’s 2005 Equity Incentive Plan.
     US Airways Group’s net income for the three and six months ended June 30, 2006 includes $6 million and $18 million of compensation costs related to share-based payments. Of the $18 million recorded by US Airways Group, $5 million was allocated to the financials of AWA and $13 million was allocated to the financials of US Airways. Upon adoption of SFAS 123R, US Airways Group recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. The $1 million cumulative benefit was allocated to the financials of AWA. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or the cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
     For the three and six months ended June 30, 2005, the Predecessor Company recognized compensation expense of $4 million and $8 million pursuant to the provisions of SFAS 123.
     Restricted Stock Unit Awards — As of June 30, 2006, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.
     There were no RSUs granted or outstanding during the six months ending June 30, 2005. Restricted stock unit award activity for the three months ending June 30, 2006 is as follows (shares in thousands):

		Weighted
	Number of	average grant-
2005 Equity Incentive Plan	shares	date fair value
Nonvested balances at January 1, 2006	687	$26.17
Granted	250	38.45
Vested and released	(7)	46.38
Forfeited	(14)	27.55

Nonvested balance at June 30, 2006	916	$29.35

     As of June 30, 2006, there was $18 million of total unrecognized compensation costs related to RSUs, which will be allocated to the respective statements of operations of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.61 years.
     Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the stock’s fair market value at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of 10 years. Stock options and SARs are classified as equity awards.
     Stock option and SARs activity for the six months ending June 30, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			average
	Stock	Weighted	remaining	Aggregate
	options	average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
1994 Incentive Equity Plan
Balance at January 1, 2006	1,267	$38.28
Granted	—	—
Exercised	(239)	22.45
Forfeited	—	—
Expired	(62)	50.96

Balance at June 30, 2006	966	$41.38	3.13	11
Exercisable at June 30, 2006	966	$41.38	3.13	11

2002 Incentive Equity Plan
Balance at January 1, 2006	2,048	$16.98
Granted	—	—
Exercised	(641)	15.72
Forfeited	—	—
Expired	—	—

Balance at June 30, 2006	1,407	$17.55	7.50	46
Exercisable at June 30, 2006	1,200	$16.96	7.23	40

			Weighted
			average
	Stock	Weighted	remaining	Aggregate
	options	average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
2005 Equity Incentive Plan
Balance at January 1, 2006	1,973	$23.15
Granted	1,008	38.75
Exercised	—	—
Forfeited	(56)	27.55
Expired	—	—

Balance at June 30, 2006	2,925	$28.44	9.46	65
Exercisable at June 30, 2006	45	$46.69	9.89	174
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
     The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Weighted average fair value	$16.45	$4.48	$16.11	$5.05
Risk free interest rate	4.9%	3.4%	4.9%	3.4%
Expected dividend yield	—%	—%	—%	—%
Expected life	2.9 years	4.0 years	2.9 years	4.0 years
Volatility	58%	54%	57%	54%
     As of June 30, 2006, there was $27 million of total unrecognized compensation costs related to stock options and SARs, which will be allocated to the financials of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.75 years.
     The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $25 million and $26 million, respectively. There were no stock options exercised during the three or six months ended June 30, 2005. The total fair value of stock awards vested at June 30, 2006 was $27 million. The total fair value of stock awards vested at June 30, 2005 was immaterial due to the Predecessor Company’s bankruptcy proceedings. Cash received from stock option exercises during the six months ended June 30, 2006 totaled $17 million. There were no SARs exercised during the three or six months ended June 30, 2006.
     Agreements with ALPA –US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provided that US Airways’ pilots designated by ALPA would receive stock options to purchase 1.1 million shares of US Airways Group’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65, the average market price for the 20 business days preceding the option issuance date. The stock options granted to ALPA pilots do not reduce the shares available for grant under any of US Airways Group’s plans. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of US Airways Group’s plans.

     The per share fair value of the ALPA pilot stock options granted on January 31, 2006 was $17.11, calculated using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	4.4%
Expected dividend yield	—%
Contractual term	5.0 years
Volatility	69.8%
     As of June 30, 2006 there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 197,953 stock options exercised as of June 30, 2006 pursuant to this agreement. Cash received from stock options exercised during the six months ended June 30, 2006 totaled $7 million. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $2.0 million and $2.1 million, respectively.
4. Debt
     The following table details US Airways’ debt as of June 30, 2006 (in millions). Variable interest rates listed are the rates as of June 30, 2006 unless noted.

	June 30,	December 31,
	2006	2005
Secured
Equipment notes payable, variable interest rates of 6.80% to 10.30%	$1,243	$1,240
US Airways Citibank Loan (former ATSB loan)	—	551
Slot financing, interest rate of 8%, installments due through 2015	49	50
Capital lease obligations, interest rate of 8%, installments due through 2021	44	46
GE Credit Facility, variable interest rate of 9.21%, installments due 2006 to 2010	24	28
Airbus Loans	—	186

	1,360	2,101

Unsecured
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due 2012	10	10

	10	10

Total long-term debt and capital lease obligations	1,370	2,111
Less: Unamortized discount on debt	(136)	(139)
Current maturities	(110)	(117)

Long-term debt and capital lease obligations, net of current maturities	$1,124	$1,855

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
          Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.5 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline has been extended from March 27, 2006 to September 15, 2006. As of June 30, 2006, there were approximately $6.8 billion of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.
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

          Adjustments made in 2006 to previously recorded fair values are as follows (in millions):

Goodwill reported as of December 31, 2005	$732
Non-current employee benefits and other	(20)
Long-term debt	(10)
Payables to related parties	8
Other assets	(13)
Property and equipment	4
Accrued compensation and vacation	(4)
Other accrued expenses	2
Materials and supplies, net	3
Accounts receivable	1
Accrued taxes	(2)

Goodwill reported as of June 30, 2006	$701

          Adjustments recorded in 2006 resulted as further refinement of information became available on assets and liabilities that existed as of the acquisition date. Adjustments to non-current employee benefits and other represent adjustments to US Airways deferred tax liability and the application of pre-merger credits to outstanding balances for deferred charges under rate per hour engine agreements. Adjustments to other assets represent the application of pre-merger airport operating expense and rent credits.
     (c) Reorganization items
          SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the statements of operations. Reorganization items consisted of the following for the six and three months ended June 30, 2005 (in millions):

	Three Months	Six Months Ended
	Ended June 30, 2005	June 30, 2005
Gain related to curtailment of postretirement benefits (a)	$—	$183
Gain related to curtailment of pension plans (a)	—	24
Interest on accumulated cash	3	5
Severance including benefits (b)	(4)	(99)
Minimum pension liability adjustment (a)	—	(91)
Professional fees	(19)	(34)
Damage and deficiency claims (c)	(6)	(14)
Aircraft order penalties (d)	—	(2)

Reorganization items, net	$(26)	$(28)

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the International Association of Machinists and Aerospace Workers and Transport Workers Union, to begin the significant curtailment of postretirement medical benefits. US Airways recognized a gain of $183 million in connection with this curtailment. Also in January 2005, US Airways terminated its three mainline defined benefit plans. US Airways recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations. See also Note 8.

(b)	In connection with the labor agreements reached during the bankruptcy, approximately 5,000 employees across several of US Airways’ labor groups were involuntarily terminated or participated in voluntary furlough and termination programs.

(c)	Damage and deficiency claims arise as a result of the election to restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings.

(d)	As a result of the bankruptcy filing in September 2004, US Airways did not expect to be able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $2 million in the first quarter of 2005.
6. Related party transactions
          The following represents net receivable (payable) balances with affiliates as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
US Airways Group	$(1,139)	$(269)
AWA	(285)	(20)
Other US Airways Group wholly owned subsidiaries	(52)	(47)

	$(1,476)	$(336)

          The payable to US Airways Group consists of $1.04 billion due to debt previously recorded at US Airways which was refinanced with proceeds from the GE Loan, see Note 4. The remainder of the payable to US Airways Group is a result of funds provided and received from US Airways Group which arise in the normal course of business.
          The net payable to AWA consists of cash received by US Airways for AWA and amounts paid by AWA on behalf of US Airways related to various transactions that occur in the normal course of business.
          The net payable with the Other US Airways Group wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non airline subsidiary.
7. Income Taxes
          US Airways Group files a consolidated federal income tax return. At June 30, 2006, US Airways Group established a full valuation allowance relating to the Company’s net operating loss carryfowards (“NOL”). US Airways Group expects to utilize NOL to reduce any income tax obligation incurred in 2006. As of June 30, 2006, NOL available for use by US Airways Group is approximately $1.4 billion of which $1.0 billion is available for use by US Airways Group in 2006. As discussed above, the Company’s NOL was subject to a full valuation allowance. Utilization of this NOL results in a corresponding decrease in the valuation allowance, which offsets the Company’s tax provision.
          US Airways Group expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases the recognition of AMT liability does not result in tax expense. However, since the Company’s NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. US Airways recorded tax expense of $1 million in the second quarter and the first six months of 2006 for AMT.

8. Employee benefit plans
          Components of the net and total periodic benefit cost for the three months ended June 30, 2006 (Successor Company) and June 30, 2005 (Predecessor Company) include the following for other post retirement benefits (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$1	$1	$2	$7
Interest cost	3	3	6	18
Expected return on plan assets	—	—	—	—
Amortization of:
Prior service benefit	—	(31)	—	(44)
Actuarial gain	—	(4)	—	(7)

Net periodic cost	4	(31)	8	(26)

Curtailment gain	—	—	—	(183)

Total (income) cost	$4	$(31)	$8	$(209)

          Due to the termination of the pension plans in the first quarter of 2005, as discussed below, there were no net or total periodic benefit costs recorded subsequent to the first quarter of 2005. Components of the net and total periodic benefit cost for the six months ended June 30, 2005 (Predecessor Company) include the following for pension benefits (in millions):

Six Months Ended
June 30, 2005
Service cost	$1
Interest cost	6
Expected return on plan assets	(5)

Net periodic cost	2
Curtailment gain	(24)

Total (income) cost	$(22)

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
9. Express expenses
          Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been classified as Express expenses on the statements of operations and prior periods have been reclassified. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following for the three and six months ended June 30, 2006 (Successor Company) and June 30, 2005 (Predecessor Company) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Aircraft fuel and related taxes	$147	$128	$273	$193
Salaries and related costs	16	22	32	44
Capacity purchases	262	217	507	446
Aircraft rent	2	7	9	14
Aircraft maintenance	1	4	3	7
Other rent and landing fees	32	29	62	59
Selling expenses	31	25	55	44
Depreciation and amortization	—	2	—	4
Other expenses	43	42	92	85

Express expenses	$534	$476	$1,033	$896

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
          Overview
          US Airways Group is a holding company whose primary business activity, prior to its merger with America West Holdings, was the operation of a major network air carrier through its ownership of the common stock of US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited. US Airways, along with a network of US Airways Group’s regional airline subsidiaries, US Airways’ MidAtlantic division and affiliated carriers flying as US Airways Express, was a hub-and-spoke carrier with a substantial presence in the Eastern United States and with service to Canada, the Caribbean, Latin America and Europe. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. US Airways had approximately 42 million passengers boarding its planes in 2005 and was the seventh largest U.S. air carrier based on available seat miles (“ASMs”) and revenue passenger miles (“RPMs”). As of June 30, 2006, US Airways had 224 jet aircraft.
          America West Holdings is a holding company whose primary business activity prior to the merger was the operation of a low-cost air carrier through its ownership of AWA. AWA accounted for most of America West Holdings’ revenues and expenses prior to the merger in September 2005. Prior to the merger AWA had approximately 22 million passengers boarding its planes in 2005, and was the eighth largest passenger airline and the second largest low-cost carrier in the United States based on 2005 operating revenues and ASMs and RPMs. AWA was the largest low-cost carrier operating a hub-and-spoke network before the merger, with hubs in both Phoenix and Las Vegas. As of June 30, 2006, AWA had 135 jet aircraft.
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
          Following the merger, US Airways Group began moving toward operating under the single brand name of “US Airways” through its two principal subsidiaries: US Airways and AWA. US Airways Group expects to integrate the two principal subsidiaries into one operation over the first 24 months following the merger. As a result of the merger, US Airways Group, through its two principal operating subsidiaries, operates the fifth largest airline in the United States as measured by domestic RPMs and ASMs. The Company has primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. The Company is a low-cost carrier offering scheduled passenger service on approximately 4,000 flights daily to more than 225 communities in the U.S., Canada, the Caribbean, Latin America and Europe, making it the only low-cost carrier with a significant international route presence. Starting in December 2005, the Company expanded its route network to include Hawaii. As of June 30, 2006, US Airways Group’s two principal subsidiaries operate 359 mainline jets and are supported by its regional airline subsidiaries and affiliates operating as US Airways Express. As discussed above, US Airways’ MidAtlantic division ceased operations during the second quarter of 2006.
          The merger has been accounted for as a reverse acquisition using the purchase method of accounting. As a result, although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings was treated as the acquiring company for accounting purposes due to the following factors: (1) America West Holdings’ stockholders received the largest share of US Airways Group’s common stock in the merger in comparison to unsecured creditors of US Airways Group; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the results of operations for the three and six month periods of 2005 are those of America West Holdings.
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
Conversion of 7.5% Convertible Senior Notes due 2009 — In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009. On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. In connection with the conversion of the notes into common stock, the associated unamortized discount of $17 million was recorded as a reduction in the amount of Paid in Capital for the conversion.
          US Airways Group’s Emergence from Bankruptcy — In accordance with the Bankruptcy Code, the plan of reorganization classified claims into classes according to their relative priority and other criteria and provides for the treatment for each class of claims. Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.5 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline has been extended from March 27, 2006 to September 15, 2006. As of June 30, 2006, there were approximately $6.8 billion of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.
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

          US Airways Group’s Results of Operations
          For the second quarter of 2006, US Airways Group’s operating revenues were $3.19 billion, operating income was $342 million and diluted earnings per common share was $3.25 on net income of $305 million. For the second quarter of 2005, operating revenues were $845 million, operating income was $13 million and loss per common share was $0.20 on a net loss of $3 million.
          For the first six months of 2006, US Airways Group’s operating revenues were $5.84 billion, operating income was $467 million and diluted earnings per common share was $4.03 on net income of $370 million. For the first six months of 2005, operating revenues were $1.58 billion, operating income was $58 million and loss per common share was $7.89 on a net loss of $177 million. In 2005, America West Holdings retroactively changed its accounting policy for certain maintenance costs from the deferral method to the direct expense method, as if that change occurred January 1, 2005. This resulted in a $202 million expense associated with the cumulative effect of a change in accounting principle, or $9.20 per common share.
US Airways Group
Consolidated Statement of Operations
(in millions)

	Three months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Operating revenues:
Mainline passenger	$2,186	$657	$3,996	$1,234
Express passenger	780	129	1,392	233
Cargo	37	8	74	17
Other	188	51	378	96

Total operating revenues	3,191	845	5,840	1,580

Operating expenses:
Aircraft fuel and related taxes	669	199	1,223	359
Gain on fuel hedging instruments, net	(29)	(9)	(56)	(69)
Salaries and related costs	542	174	1,045	349
Express expenses	660	136	1,276	247
Aircraft rent	180	81	365	158
Aircraft maintenance	153	66	291	120
Other rent and landing fees	145	46	285	87
Selling expenses	121	44	228	81
Special items, net	35	—	(9)	1
Depreciation and amortization	45	12	90	23
Other	328	83	635	166

Total operating expenses	2,849	832	5,373	1,522

Operating income	342	13	467	58

Nonoperating income (expense)
Interest income	41	2	66	4
Interest expense, net	(72)	(20)	(147)	(39)
Other, net	—	2	(11)	2

Nonoperating expense, net	(31)	(16)	(92)	(33)

Income (loss) before taxes and cumulative effect of change in accounting principle	311	(3)	375	25
Income tax provision	6	—	6	—

Income (loss) before cumulative effect of change in accounting principle	305	(3)	369	25

Cumulative effect of change in accounting principle	—	—	1	(202)

Net income (loss)	$305	$(3)	$370	$(177)

          US Airways Group realized net income of $305 million for the second quarter of 2006. Net income in the second quarter included $29 million of net gains associated with AWA’s fuel hedging transactions. This includes $11 million of net realized gains on settled hedge transactions and $18 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. The Company is required to use mark-to-market accounting as its existing fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $18 million discussed above, would be deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.
          In the second quarter of 2005, US Airways Group’s net loss was $3 million. Net loss for the second quarter included $9 million of net gains associated with fuel hedging transactions. This includes $12 million of realized gains on settled hedge transactions which was offset in part by $3 million of unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments.
          The Company was in a cumulative loss position for three out of the four years between December 31, 2002 and December 31, 2005, which weighed heavily in the determination that a valuation allowance was needed. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a full valuation allowance has been established relating to the Company’s net operating loss carryforwards (“NOL”).
          The Company expects to utilize NOL to reduce any income tax obligation incurred in 2006. As of June 30, 2006, NOL available for use by the Company is approximately $1.4 billion of which $1.0 billion is available for use by the Company in 2006. As discussed above, the Company’s NOL was subject to a full valuation allowance. Utilization of this NOL results in a corresponding decrease in the valuation allowance, which offsets the Company’s tax provision.
          The Company expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases the recognition of AMT liability does not result in tax expense. However, since the Company’s NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company recorded a tax expense of $5 million in the second quarter and the first six months of 2006 for AMT. The Company also recorded $1 million of state income tax related to certain states where NOLs were not available to be used.
          The Company did not record income tax expense in the second quarter or the first six months of 2005 as it expected to realize a loss for the full year 2005, for which no income tax benefit was recorded.

Three Months Ended June 30, 2006
Compared with the
Three Months Ended June 30, 2005
          Total operating revenues for the second quarter of 2006 were $3.19 billion, as compared to $845 million in 2005, an increase of $2.35 billion. Mainline passenger revenues increased $1.53 billion as compared to 2005, which was due to the inclusion of $1.44 billion in US Airways’ mainline passenger revenue in the 2006 period as well as increases in mainline passenger revenue at AWA driven by a 16.4% increase in yield. Express passenger revenues were $780 million in the second quarter of 2006, an increase of $651 million from 2005, due to the inclusion of $596 million in revenue from the wholly owned and affiliate carriers operating as US Airways Express as well as a $55 million increase in Express revenue at AWA. Cargo and other revenues increased $29 million and $137 million, respectively, primarily due to the inclusion of US Airways in the 2006 results.
          Total operating expenses for the second quarter of 2006 were $2.85 billion, an increase of $2.02 billion compared to the 2005 period results of America West Holdings. Mainline operating expenses were $2.19 billion for the second quarter of 2006 as compared to $696 million in 2005. The increase in mainline operating expenses of $1.49 billion is primarily due to the inclusion of US Airways mainline operating expenses of $1.41 billion. Mainline operating expenses at AWA increased in 2006 as compared to 2005, primarily due to increases in aircraft fuel and related taxes. The 2006 results include special items of $35 million for merger related transition costs. See Note 2 to US Airways Group’s condensed consolidated financial statements for additional information on special items. The 2005 quarter also includes a $4 million loss on the sale-leaseback of one new Airbus aircraft acquired during the quarter.
          US Airways Group had net nonoperating expense of $31 million in the second quarter of 2006 compared to nonoperating expense of $16 million in 2005. Increases in interest income are due to the inclusion of $21 million of interest from US Airways Group in the 2006 period, as well as a $16 million increase in interest income at AWA due to higher cash and short-term investment balances and higher average rates of return on investments and $7 million of interest income earned by AWA on certain prior year federal income tax refunds. Interest expense increased from $20 million in 2005 to $72 million in 2006 due to the inclusion of $62 million in interest from US Airways Group as well as increases at AWA due to higher average outstanding debt, due in part to transactions related to the merger and higher average interest rates.
Six Months Ended June 30, 2006
Compared with the
Six Months Ended June 30, 2005
          Total operating revenues for the first six months of 2006 were $5.84 billion, as compared to $1.58 billion in 2005, an increase of $4.26 billion. Mainline passenger revenues increased $2.76 billion as compared to 2005, which was due to the inclusion of $2.60 billion in US Airways’ mainline passenger revenue in the 2006 period as well as increases in mainline passenger revenue at AWA driven by a 14.9% increase in yield. Express passenger revenues were $1.39 billion for the first six months of 2006, an increase of $1.16 billion from 2005, due to the inclusion of $1.05 billion in revenue from the wholly owned and affiliate carriers operating as US Airways Express as well as a $104 million increase in Express revenue at AWA. Cargo and other revenues increased $57 million and $282 million, respectively, primarily due to the inclusion of US Airways in the 2006 results.

          Total operating expenses for the first six months of 2006 were $5.37 billion, an increase of $3.85 billion compared to the 2005 period results of America West Holdings. Mainline operating expenses were $4.10 billion for the first six months of 2006 as compared to $1.28 billion in 2005. The increase in mainline operating expenses of $2.82 billion is primarily due to the inclusion of US Airways mainline results of $2.67 billion. Mainline operating expenses at AWA increased in 2006 as compared to 2005, primarily due to increases in aircraft fuel and related taxes. The 2006 results include a net credit for special items of $9 million, consisting of a $90 million credit related to the Airbus restructuring which was offset in part by $81 million of merger related transition costs. See Note 2 to US Airways Group’s condensed consolidated financial statements for additional information on special items. The 2005 results include $1 million of special items related to the write-down of deferred aircraft rent payments associated with the return of Boeing aircraft and a $8 million loss on the sale-leaseback of two new Airbus aircraft acquired during the period.
          US Airways Group had net nonoperating expense of $92 million in the first six months of 2006 compared to nonoperating expense of $33 million in 2005. Increases in interest income are due to the inclusion of $39 million of interest from US Airways Group in the 2006 period, as well as a $26 million increase in interest income at AWA due to higher cash and short-term investment balances and higher average rate of returns on investments and $7 million of interest income earned by AWA on certain prior year federal income tax refunds. Interest expense increased from $39 million in 2005 to $147 million in 2006 due to the inclusion of $115 million in interest from US Airways Group as well as increases at AWA due to higher average outstanding debt, due in part to transactions related to the merger and higher average interest rates. The 2006 period includes other nonoperating expenses of $6 million related to prepayment penalties in connection with the refinancing of the former ATSB and GECC loans in March 2006 and $5 million in accelerated amortization of debt issuance costs and debt discounts in connection with the former ATSB and GECC loans. See Recent Developments discussion above.
          AWA’s Results of Operations
          For the second quarter of 2006, AWA’s operating revenues increased to $981 million from $845 million in the same period in 2005. Operating income was $61 million in the second quarter of 2006, compared to $15 million in the second quarter of 2005. Operating income in the 2006 period included net charges from special items of $23 million and $29 million of net gains associated with fuel hedging transactions. The net fuel hedging gains included $11 million of net realized gains on settled hedge transactions and $18 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. The 2005 period included $9 million of net gains associated with fuel hedging transactions. This included $12 million of net realized gains on settled hedge transactions and $3 million of net unrealized losses resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. Net income for the second quarter of 2006 was $68 million as compared to a net loss of $2 million for the comparable 2005 period.
          For the first six months of 2006, AWA’s operating revenues increased to $1.84 billion from $1.58 billion in the same period in 2005. Operating income was $144 million in the second quarter of 2006, compared to $60 million in the second quarter of 2005. Operating income in the 2006 period included a net credit from special items of $7 million and $56 million of net gains associated with fuel hedging transactions. The net fuel hedging gains included $12 million of net realized gains on settled hedge transactions and $44 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. The 2005 period included $69 million of net gains associated with fuel hedging transactions. This included $23 million of net realized gains on settled hedge transactions and $46 million of net unrealized losses resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. Net income for the first six months of 2006 was $127 million as compared to a net loss of $175 million for the comparable 2005 period.
          As discussed in the US Airways Group’s Results of Operations above, AWA recorded a tax expense of $4 million in the second quarter and the first six months of 2006 for AMT. AWA did not record income tax expense in the second quarter or first six months of 2005 as it expected to realize a loss for the fiscal year 2005, for which no income tax benefit was recorded.
          The table below sets forth selected mainline operating data for AWA:

	Three Months Ended				Six Months Ended
	June 30,		Percent Change		June 30,		Percent Change
	2006	2005	2006-2005		2006	2005	2006-2005
Revenue passenger miles (millions) (a)	6,238	6,386		(2.3)	11,898	12,057		(1.3)
Available seat miles (millions) (b)	7,580	7,755		(2.3)	14,779	15,057		(1.8)
Load factor (c)	82.3%	82.3%	0	pts	80.5%	80.1%	0.4	pts
Yield (d)	11.97	10.29		16.4	11.76	10.23		14.9
Passenger revenue per available seat mile (e)	9.85	8.47		16.3	9.47	8.20		15.5
Cost per available seat mile (f)	10.05	8.95		12.3	9.43	8.45		11.6
Passenger enplanements (thousands) (g)	5,545	5,752		(3.6)	10,637	10,924		(2.6)
Aircraft at end of period	135	143		(5.6)	135	143		(5.6)
Block hours (h)	139,183	143,365		(2.9)	273,153	279,862		(2.4)
Average stage length (miles) (i)	1,040	1,037		0.3	1,034	1,030		0.4
Average passenger journey (miles) (j)	1,609	1,681		(4.3)	1,594	1,653		(3.6)
Gallons of aircraft fuel consumed (millions)	111.1	114.5		(3.0)	216.3	221.7		(2.4)
Average aircraft fuel price including tax (per gallon)	$2.18	$1.74		25.3	$2.07	$1.62		27.6
Full time equivalent employees at end of period	12,766	12,200		4.6	12,766	12,177		4.8

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements —The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.

Three Months Ended June 30, 2006
Compared with the
Three Months Ended June 30, 2005
     Total operating revenues for the second quarter of 2006 were $981 million, as compared to $845 million for the 2005 period, an increase of 16.1%. Mainline passenger revenues were $747 million for the second quarter of 2006, an increase of $90 million from the comparable 2005 quarter. Passenger yield increased 16.4% to 11.97 cents and PRASM increased 16.3% to 9.85 cents in the 2006 period from 8.47 cents in the 2005 period. PRASM increases were due to improvements in the revenue environment from increased demand, fuel-driven fare increases and reductions in industry capacity. Load factor remained flat period over period at 82.3% as ASMs and RPMs each decreased 2.3% in the 2006 period.
     Express passenger revenues were $184 million for the second quarter of 2006, an increase of $55 million from the comparable 2005 quarter due to an increase in passenger yield of 30% to 19.11 cents from 14.74 cents in 2005.
     The table below sets forth mainline and Express operating expenses for AWA for the three months ended June 30, 2006 and 2005 (in millions):

	2006	2005
Operating expenses:
Aircraft fuel and related taxes	$242	$199
Gains on fuel hedging instruments, net	(29)	(9)
Salaries and related costs	191	173
Aircraft rent	85	81
Aircraft maintenance	73	66
Other rent and landing fees	45	46
Selling expenses	42	44
Special items, net	23	—
Depreciation and amortization	10	12
Other	79	82

Total mainline operating expenses	761	694
Express expenses	159	136

Total operating expenses	$920	$830

     Total operating expenses in the second quarter of 2006 were $920 million, an increase of $90 million or 10.8%, compared to the 2005 quarter. Mainline operating expenses were $761 million in the 2006 period, an increase of $67 million from the 2005 period. Mainline cost per available seat mile (mainline CASM) increased 12.3% to 10.05 cents in the second quarter of 2006 from 8.95 cents for the comparable 2005 period. The 2006 period results included special items of $23 million, which increased mainline CASM by 30 cents for the period. The increase in CASM was driven by a 25.3% increase in the average fuel price per gallon from $1.74 in the 2005 second quarter to $2.18 per gallon in the second quarter of 2006. As a result, aircraft fuel expense for the quarter was $242 million, which accounted for $43 million of the period-over-period increase in operating expenses.

     The table below sets forth the major components of mainline CASM for AWA for the three months ended June 30, 2006 and 2005 (in cents):

			Percent
	2006	2005	change
Aircraft fuel and related taxes	3.19	2.57	24.4
Gains on fuel hedging instruments, net	(0.38)	(0.12)	229.7
Salaries and related costs	2.52	2.23	13.0
Aircraft rent	1.12	1.04	7.4
Aircraft maintenance	0.96	0.85	13.2
Other rent and landing fees	0.59	0.59	—
Selling expenses	0.55	0.57	(2.3)
Special items, net	0.30	—	—
Depreciation and amortization	0.13	0.15	(14.7)
Other	1.07	1.07	—

	10.05	8.95	12.3

     Significant changes in the components of mainline CASM are explained as follows:
•	Aircraft fuel and related tax expense per ASM increased 24.4% primarily due to a 25.3% increase in the average price per gallon of fuel to $2.18 in the second quarter of 2006 from $1.74 in the comparable 2005 quarter.

•	Salaries and related costs increased 13.0% primarily due to costs associated with employee incentive plans including $14 million recorded in the second quarter of 2006 for the US Airways profit sharing plan.

•	Aircraft rent expense per ASM increased 7.4% due principally to aircraft mix, as previously leased Boeing 737-300 and Airbus A320 aircraft were returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Aircraft maintenance expense per ASM increased 13.2% due primarily to timing as a higher number of heavy maintenance checks occurred in the second quarter of 2006 as compared to 2005.

•	Depreciation and amortization expense per ASM decreased 14.7% due to the mix of leased to owned aircraft as a result of sale-leaseback transactions in the third quarter of 2005.
     Express expenses increased 16.9% in the second quarter of 2006 to $159 million from $136 million in the second quarter of 2005. Aircraft operating expense for the quarter was $102 million, which accounted for $10 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $57 million which accounted for $13 million of the period-over-period increase.

     AWA had net nonoperating income of $11 million in the second quarter of 2006 compared to net nonoperating expenses of $17 million in the second quarter of 2005. Interest income increased $16 million due to significantly higher cash and short-term investment balances and higher average rates of returns on investments and $7 million in interest income due to interest income earned by AWA on certain prior year federal income tax refunds. Interest expense decreased 52.4% due to the conversion of the 7.25% senior exchangeable notes in October, 2005, the refinancing of the former ATSB loan in March 2006, and the conversion of the 7.5% convertible senior notes in April 2006.
Six Months Ended June 30, 2006
Compared with the
Six Months Ended June 30, 2005
     Total operating revenues for the first six months of 2006 were $1.84 billion, as compared to $1.58 billion for the 2005 period, an increase of 16.7%. Mainline passenger revenues were $1.40 billion for the first six months of 2006, an increase of $165 million from the comparable 2005 period. While RPMs decreased 1.3%, ASMs decreased 1.8% resulting in a 0.4 point increase in load factor to 80.5%. Passenger yield increased 14.9% to 11.76 cents and PRASM increased 15.5% to 9.47 cents in the 2006 period from 8.20 cents in the 2005 period. Yield and PRASM increases were due to improvements in the revenue environment from increased demand, better yield management, fuel-driven fare increases and reductions in industry capacity.
     Express passenger revenues were $337 million for the first six months of 2006, an increase of $104 million from the comparable 2005 period due to an increase in passenger yield of 25.8% to 18.62 cents from 14.80 cents in 2005.
     The table below sets forth mainline and Express operating expenses for AWA for the six months ended June 30, 2006 and 2005 (in millions):

	2006	2005
Operating expenses:
Aircraft fuel and related taxes	$447	$359
Gains on fuel hedging instruments, net	(56)	(69)
Salaries and related costs	366	348
Aircraft rent	171	158
Aircraft maintenance	125	120
Other rent and landing fees	90	87
Selling expenses	81	81
Special items, net	(7)	1
Depreciation and amortization	21	23
Other	155	164

Total mainline operating expenses	1,393	1,272
Express expenses	305	247

Total operating expenses	$1,698	$1,519

     Total operating expenses in the first six months of 2006 were $1.70 billion, an increase of $179 million or 11.8%, compared to the 2005 period. Mainline operating expenses were $1.39 billion in the 2006 period, an increase of $121 million from the 2005 period. Mainline cost per available seat mile (mainline CASM) increased 11.6% to 9.43 cents in the first six months of 2006 from 8.45 cents for the comparable 2005 period. The 2006 period results included a net credit for special items of $7 million, which reduced mainline CASM by 5 cents for the period. The increase in CASM was driven by a 27.6% increase in the average fuel price per gallon from $1.62 in the first six months of 2005 to $2.07 per gallon in the first six months of 2006. As a result, aircraft fuel expense for the period was $447 million, which accounted for $88 million of the period-over-period increase in operating expenses.

     The table below sets forth the major components of mainline CASM for AWA for the six months ended June 30, 2006 and 2005 (in cents):

			Percent
	2006	2005	change
Aircraft fuel and related taxes	3.02	2.38	26.9
Gains on fuel hedging instruments, net	(0.38)	(0.46)	(17.3)
Salaries and related costs	2.48	2.31	7.2
Aircraft rent	1.16	1.05	10.3
Aircraft maintenance	0.85	0.80	6.1
Other rent and landing fees	0.61	0.58	5.4
Selling expenses	0.55	0.54	1.9
Special items, net	(0.05)	0.01	—
Depreciation and amortization	0.14	0.15	(7.0)
Other	1.05	1.09	(3.7)

	9.43	8.45	11.6

     Significant changes in the components of mainline CASM are explained as follows:
•	Aircraft fuel and related taxes per ASM increased 26.9% primarily due to a 27.6% increase in the average price per gallon of fuel to $2.07 in the first six months of 2006 from $1.62 in the comparable 2005 period.

•	Salaries and related costs increased 7.2% primarily due to higher costs associated with employee incentive plans including $14 million recorded in the second quarter of 2006 for the US Airways profit sharing plan.

•	Aircraft rent expense per ASM increased 10.3% due principally to aircraft mix, as previously leased Boeing 737-300 and Airbus A320 aircraft were returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Aircraft maintenance expense per ASM increased 6.1% due primarily to timing as a higher number of heavy maintenance checks occurred in the first six months of 2006 as compared to 2005.

•	Other rent and landing fees per ASM increased 5.4% primarily due to increases in airport rent.
     Express expenses increased 23.5% in the first six months of 2006 to $305 million from $247 million in the first six months of 2005. Aircraft operating expense for the period was $202 million, which accounted for $31 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $103 million which accounted for $27 million of the period-over-period increase.

     AWA had net nonoperating expenses of $14 million in the first six months of 2006 compared to $33 million in the first six months of 2005. Interest income increased $26 million due to significantly higher cash and short-term investment balances and higher average rates of returns on investments and $7 million increase in interest income due to interest income earned by AWA on certain prior year federal income tax refunds. Interest expense decreased 11.9% due to the conversion of the 7.25% senior exchangeable notes in October, 2005, the refinancing of the former ATSB Loan in March 2006, and the conversion of the 7.5% convertible senior notes in April 2006. The 2006 period includes other nonoperating expenses of $10 million related to the acceleration of amortization of debt issuance costs and debt discounts and prepayment penalties in connection with the refinancing of the former ATSB and GECC loans in March 2006. See Recent Developments discussion above.
     US Airways’ Results of Operations
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
     For the second quarter of 2006, US Airways’ operating revenues were $2.23 billion, operating income was $280 million and net income was $246 million. Operating revenues were $1.95 billion, operating income was $59 million and the net loss was $44 million for the same period in 2005. US Airways’ results from operations and the net loss in 2005 were significantly impacted by the bankruptcy proceedings.
     For the six months of 2006, US Airways’ operating revenues were $4.03 billion, operating income was $322 million and net income was $247 million. Operating revenues were $3.57 billion, operating loss was $123 million and the net loss was $303 million for the same period in 2005. US Airways’ results from operations and the net loss in 2005 were significantly impacted by the bankruptcy proceedings.
     The table below sets forth selected mainline operating data for US Airways:

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2006	2005	2006-2005		2006	2005	2006-2005
Revenue passenger miles (millions) (a)	9,910	10,727		(7.6)	18,206	20,373		(10.6)
Available seat miles (millions) (b)	12,055	13,817		(12.8)	23,085	27,003		(14.5)
Load factor (c)	82.2%	77.6%	4.6	pts	78.9%	75.4%	3.4	pts
Yield (d)	14.52	12.42		16.9	14.26	12.10		17.9
Passenger revenue per available seat mile (e)	11.94	9.64		23.8	11.25	9.13		23.2
Cost per available seat mile (f)	11.72	10.25		14.3	11.58	10.37		11.7
Passenger enplanements (thousands) (g)	9,626	11,102		(13.3)	18,126	21,355		(15.1)
Aircraft at end of period	224	268		(16.4)	224	268		(16.4)
Block hours (h)	205,547	249,186		(17.5)	398,468	496,239		(19.7)
Average stage length (miles) (i)	883	797		10.8	855	796		7.4
Average passenger journey (miles) (j)	1,030	966		6.6	1,005	954		5.3
Gallons of aircraft fuel consumed (millions)	197.4	226.4		(12.8)	379.7	444.6		(14.6)
Average aircraft fuel price including tax (per gallon)	$2.16	$1.68		28.2	$2.04	$1.58		29.3
Full time equivalent employees at end of period	19,222	21,396		(10.2)	19,222	21,396		(10.2)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements —The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.
Three Months Ended June 30, 2006
Compared with the
Three Months Ended June 30, 2005
     Total operating revenues for the second quarter of 2006 were $2.23 billion, as compared to $1.95 billion in 2005, an increase of 14.1%. Passenger revenue in the early part of 2005 was negatively impacted by US Airways’ bankruptcy proceedings. Mainline passenger revenues increased $107 million, or 8%, as compared to 2005 due to a 16.9% increase in rate, or yield, which increased revenue by $208 million, offset by a 7.6% decrease in RPMs that reduced revenue by $101 million. Yield increased 17% due to improvements in the revenue environment from increased demand, better yield management, fuel-driven fare increases and reductions in industry capacity. ASMs decreased in 2006 by 12.8% as a result of a reduction in aircraft from 268 to 224 as a result of the bankruptcy and merger, resulting in an increase in load factor from 77.6% to 82.2% and a PRASM increase of 23.8% from 9.64 cents to 11.94 cents.
     Express passenger revenues were $596 million in the second quarter of 2006, an increase of $160 million, or 36.7%, from 2005 due to a 26.1% increase in Express yield, which increased revenue by $123 million, and a 8.4% increase in Express RPMs, which increased revenue by $37 million. RPMs flown by affiliate carriers increased 49.4% as compared to 2005 while RPMs at US Airways Group’s wholly owned subsidiaries and US Airways’ MidAtlantic division, decreased by 25.7% primarily due to the completion of the transfer of MidAtlantic assets to Republic Airways in the second quarter of 2006. Republic Airways assumed the operation of the aircraft as a US Airways Express affiliate carrier.
     The table below sets forth mainline and Express operating expenses for US Airways for the three months ended June 30, 2006 and 2005 (in millions):

	2006	2005
Operating expenses:
Aircraft fuel and related taxes	$426	$381
Salaries and related costs	351	332
Aircraft rent	95	97
Aircraft maintenance	80	89
Other rent and landing fees	100	114
Selling expenses	79	87
Special items, net	12	—
Depreciation and amortization	37	56
Other	232	260

Total mainline operating expenses	1,412	1,416
Express expenses	534	476

Total operating expenses	$1,946	$1,892

     Total operating expenses for the second quarter of 2006 were $1.95 billion, an increase of $54 million or 2.9%, compared to 2005. Mainline operating expenses were $1.42 billion for the second quarter of 2006, a decrease of $4 million, or 0.3%, as compared to 2005, on a capacity decrease, measured by ASMs, of 12.8%. Mainline cost per available seat mile (mainline CASM) increased 14.3% from 10.25 cents in 2005 to 11.72 cents in 2006. The 2006 results include special items of $12 million, which increased mainline CASM by 10 cents. The increase in mainline CASM was primarily due to increases in aircraft fuel and related taxes and salaries and related costs described in greater detail below.
     The table below sets forth the major components of US Airways’ mainline CASM for the three months ended June 30, 2006 and 2005 (in cents):

	2006	2005	Percent change
Aircraft fuel and related taxes	3.53	2.76	28.2
Salaries and related costs	2.91	2.40	21.2
Aircraft rent	0.79	0.70	12.3
Aircraft maintenance	0.66	0.64	3.0
Other rent and landing fees	0.83	0.83	—
Selling expenses	0.66	0.63	4.1
Special items, net	0.10	—	—
Depreciation and amortization	0.31	0.41	(24.3)
Other	1.93	1.88	2.8

	11.72	10.25	14.4

     Significant changes in the components of mainline CASM are explained as follows:
•	Aircraft fuel and related tax expense per ASM increased 28.2% primarily due to a 28.2% increase in the average price per gallon of fuel from $1.68 in the second quarter of 2005 to $2.16 in the second quarter of 2006.

•	Salaries and related costs per ASM increased 21.2% primarily due to higher costs associated with employee incentive plans including $22 million recorded in the second quarter of 2006 for the US Airways profit sharing plan offset by reduced salaries and benefits for lower headcount in the second quarter of 2006 as compared to the same period in 2005.

•	Aircraft rent expense per ASM increased 12.3% reflecting a shift in the mix from owned to leased as a result of the sale-leaseback transactions in the second, third and fourth quarters of 2005.

•	Depreciation and amortization decreased 24.3% per ASM as a result of fewer owned aircraft in the operating fleet (see aircraft rent expense per ASM above) and lower book values on the continuing fleet as a result of the application of fresh-start reporting.

     Express expenses are comprised of expenses associated with US Airways’ MidAtlantic division and the capacity purchase expense associated with US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express. Express expenses increased 12.2% to $534 million in the second quarter of 2006 as compared to 2005, reflecting a 32.0% increase in purchased ASMs and as a result of higher fuel prices for US Airways Express operations.
     US Airways had net nonoperating expense of $33 million in the second quarter of 2006 compared to net nonoperating expense of $105 million in 2005. Nonoperating expenses in 2005 included $26 million in net expense for reorganization items representing amounts incurred as a direct result of the Chapter 11 proceedings. Interest income increased $14 million in 2006 as compared to 2005 due to higher cash balances, higher average interest rates on cash, cash equivalents and short-term investments, and the classification of $3 million of interest income as a reorganization item in the second quarter of 2005. Interest expenses decreased $27 million as a result of reductions in the outstanding debt subsequent to the sale-leaseback transactions completed in the second, third and fourth quarters of 2005 and due to the fact that interest expense in the second quarter of 2005 included penalty interest incurred as a result of the bankruptcy proceedings.

Six Months Ended June 30, 2006
Compared with the
Six Months Ended June 30, 2005
     Total operating revenues for the first six month of 2006 were $4.03 billion, as compared to $3.57 billion in 2005, an increase of 12.8%. Passenger revenue in the early part of 2005 was negatively impacted by US Airways’ bankruptcy proceedings. Mainline passenger revenues increased $132 million, or 5.4%, as compared to 2005 due to a 17.9% increase in rate, or yield, which increased revenue by $394 million, offset by a 10.6% decrease in RPMs that reduced revenue by $262 million. Yield increased 17.9% due to improvements in the revenue environment from increased demand, better yield management, fuel-driven fare increases and reductions in industry capacity. ASMs decreased in 2006 by 14.5% as a result of a reduction in aircraft from 268 to 224 as a result of the bankruptcy and merger, resulting in an increase in load factor from 75.4% to 78.9% and a PRASM increase of 23.2% from 9.13 cents to 11.25 cents.
     Express passenger revenues were $1.05 billion in the first six months of 2006, an increase of $304 million, or 40.5%, from 2005 due to a 27.3% increase in Express yield, which increased revenue by $227 million, as well as an increase of 10.4% in Express RPMs, which increased revenue by an additional $77 million. RPMs flown by affiliate carriers increased 39.4% as compared to 2005 while RPMs at US Airways Group’s wholly owned subsidiaries and US Airways’ MidAtlantic division decreased by 14.7% primarily due to the completion of the transfer of MidAtlantic assets to Republic Airways in the second quarter of 2006. Republic Airways assumed the operation of the aircraft as a US Airways Express affiliate carrier
     The table below sets forth mainline and Express operating expenses for US Airways for the six months ended June 30, 2006 and 2005 (in millions):

	2006	2005
Operating expenses:
Aircraft fuel and related taxes	$776	$703
Salaries and related costs	680	741
Aircraft rent	194	195
Aircraft maintenance	166	161
Other rent and landing fees	195	214
Selling expenses	146	181
Special items, net	(3)	—
Depreciation and amortization	73	105
Other	446	499

Total mainline operating expenses	2,673	2,799
Express expenses	1,033	896

Total operating expenses	$3,706	$3,695

     Total operating expenses for the first six months of 2006 were $3.71 billion, an increase of $11 million or 0.3%, compared to 2005. Mainline operating expenses were $2.67 billion for the first six months of 2006, a decrease of $126 million, or 4.5%, as compared to 2005, on a capacity decrease, measured by ASMs, of 14.5%. Mainline cost per available seat mile (mainline CASM) increased 11.7% from 10.37 cents in 2005 to 11.58 cents in 2006. The 2006 results include a net credit for special items of $3 million, which reduced mainline CASM by one cent. The increase in mainline CASM was primarily due to increases in aircraft fuel and related taxes and maintenance expense described in greater detail below.

     The table below sets forth the major components of US Airways’ mainline CASM for the six months ended June 30, 2006 and 2005 (in cents):

	2006	2005	Percent change
Aircraft fuel and related taxes	3.36	2.60	29.1
Salaries and related costs	2.95	2.74	7.3
Aircraft rent	0.84	0.72	16.4
Aircraft maintenance	0.72	0.60	20.6
Other rent and landing fees	0.84	0.79	6.6
Selling expenses	0.63	0.67	(5.6)
Special items, net	(0.01)	—	—
Depreciation and amortization	0.32	0.39	(18.7)
Other	1.93	1.86	4.5

	11.58	10.37	12

     Significant changes in the components of mainline CASM are explained as follows:
•	Aircraft fuel and related tax expense per ASM increased 29.1% primarily due to a 29.3% increase in the average price per gallon of fuel from $1.58 in the first six months of 2005 to $2.04 in the first six months of 2006.

•	Salaries and related costs per ASM increased 7.3% primarily due to higher costs associated with employee incentive plans including $22 million recorded in the second quarter of 2006 for the US Airways profit sharing plan offset by reduced salaries and benefits for lower headcount in the first six months of 2006 as compared to the same period in 2005.

•	Aircraft rent expense per ASM increased 16.4% reflecting a shift in the mix of owned to leased aircraft as a result of the sale-leaseback transactions in the second, third and fourth quarters of 2005.

•	Aircraft maintenance per ASM increased 20.6% reflecting the shift to outside vendors in the second quarter of 2005 to perform scheduled maintenance, partially offsetting the decrease in salaries and related costs described above.

•	Other rent and landing fees per ASM increased 6.6% reflecting fixed costs associated with space rent while ASMs decreased 14.5% as compared to the prior year.

•	Selling expenses per ASM decreased 5.6% primarily due to decreases in credit card and computer reservation system expenses and the termination of certain marketing contracts and reductions in advertising programs as a result of the bankruptcy and merger.

•	Depreciation and amortization decreased 18.7% per ASM as a result of fewer owned aircraft in the operating fleet (see aircraft rent expense per ASM above) and lower book values on the continuing fleet as a result of the application of fresh-start reporting.

     Express expenses are comprised of expenses associated with US Airways’ MidAtlantic division and the capacity purchase expense associated with US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express. Express expenses increased 15.3% to $1.03 billion in the first six months of 2006 as compared to 2005, reflecting a 27.8% increase in purchased ASMs and as a result of higher fuel prices for US Airways Express operations.
     US Airways had net nonoperating expense of $74 million in the first six months of 2006 compared to net nonoperating expense of $182 million in 2005. Nonoperating expenses in 2005 included $28 million in net expense for reorganization items representing amounts incurred as a direct result of the Chapter 11 proceedings. Interest income increased $25 million in 2006 as compared to 2005 due to higher cash balances, higher average interest rates on cash, cash equivalents and short-term investments, and the classification of $5 million of interest income as a reorganization item in the first six months of 2005. Interest expenses decreased $49 million as a result of reductions in the outstanding debt subsequent to the sale-leaseback transactions completed in the second, third and fourth quarters of 2005 and due to the fact that interest expense in the first six months of 2005 included penalty interest incurred as a result of the bankruptcy proceedings.
Liquidity and Capital Resources
  Sources and Uses of Cash
     US Airways Group
     As of June 30, 2006, US Airways Group’s cash, cash equivalents, short-term investments and restricted cash were $3.21 billion, of which $2.22 billion was unrestricted. Net cash provided by operating activities for the first six months of 2006 was $675 million. This compares to net cash provided by operating activities of $224 million for the first six months of 2005. The primary factor in the year-over-year increase in net cash provided by operating activities of $451 million was the inclusion of $494 million of cash provided from operations from US Airways.
     In the first six months of 2006, net cash used in investing activities was $975 million. This compares to net cash used in investing activities of $166 million for the first six months of 2005. Principal investing activities during the first six months of 2006 included purchases of property and equipment totaling $113 million, including the purchase of three Boeing 757-200 aircraft, net purchases of short-term investments of $671 million, and an increase in restricted cash of $193 million. Restricted cash increased during the 2006 period due to an increase in reserves required under agreements for processing the Company’s credit card transactions. The first six months of 2005 included purchases of property and equipment totaling $97 million, an increase in restricted cash of $20 million and net purchases of short-term investments totaling $50 million.
     In the first six months of 2006, net cash provided by financing activities was $272 million. Principal financing activities in 2006 included proceeds from the issuance of new debt of $1.38 billion, including a $64 million draw on one of the Airbus Loans, $48 million of equipment notes issued to finance the acquisition of three Boeing 757-200 aircraft and the issuance of the $1.25 billion GE Loan. Debt repayments totaled $1.13 billion and included the repayment in full with the proceeds from the GE loan of balances outstanding on the Company’s ATSB loans of $801 million, Airbus loans of $161 million, and two GECC term loans of $110 million. Principal financing activities in 2005 included a $43 million payment for the AWA ATSB loan and redemption of $40 million of AWA’s remaining outstanding 10.75% senior unsecured notes.

     AWA
     As of June 30, 2006, AWA’s cash, cash equivalents, short-term investments and restricted cash were $1.16 billion, of which $870 million was unrestricted. Net cash provided by operating activities for the first six months of 2006 was $216 million. This compares to net cash provided by operating activities of $224 million for the first six months of 2005. The year-over-year decrease in cash provided by operating activities was $8 million.
     In the first six months of 2006, net cash used in investing activities was $232 million. This compares to net cash used in investing activities of $166 million for the first six months of 2005. Principal investing activities during the first six months of 2006 included purchases of property and equipment of $34 million, an increase in restricted cash of $62 million and net purchases of short-term investments of $137 million. The first six months of 2005 included purchases of property and equipment of $97 million, an increase in restricted cash of $20 million and net purchases of short-term investments totaling $50 million.
     In the first six months of 2006, net cash used for financing activities was $203 million. This compares to net cash used for financing activities of $91 million for the first six months of 2005. Principal financing activities in 2006 included a net decrease in the payable to related parties of $201 million primarily due to the payment of US Airways’ expenses by AWA on US Airways’ behalf. Principal financing activities in 2005 included a $43 million payment for the AWA ATSB loan and redemption of $40 million of AWA’s remaining outstanding 10.75% senior unsecured notes.
     US Airways
     As of June 30, 2006, US Airways’ cash, cash equivalents, short-term investments and restricted cash were $2.01 billion, of which $1.32 billion was unrestricted. Net cash provided by operating activities for the first six months of 2006 was $494 million, as compared to net cash used in operating activities of $65 million for the first six months of 2005. During the first six months of 2005, US Airways was operating in bankruptcy and cash flows for 2005 were adversely affected by the same factors that affected 2005 financial results, including depressed unit revenue and significant increases in fuel prices.
     In the first six months of 2006, net cash used in investing activities was $736 million. This compares to net cash used for investing activities of $203 million for the first six months of 2005. Principal investing activities during the first six months of 2006 included purchases of property and equipment of $72 million, including the purchase of three Boeing 757-200 aircraft, net purchases of short-term investments of $535 million, and an increase in restricted cash of $130 million. The first six months of 2005 included purchases of property and equipment of $40 million primarily for the acquisition of new regional jets and an increase in restricted cash of $167 million. Restricted cash increases in the 2005 and 2006 periods are due to increases in reserves required under agreements for processing the Company’s credit card transactions.
     In the first six months of 2006, net cash provided by financing activities was $429 million. Principal cash financing activities in 2006 included a net increase in payables to related parties of $438 million, the issuance of $48 million of debt to finance the acquisition of three Boeing 757-200 aircraft and debt repayments of $57 million. Principal cash financing activities in 2005 included the issuance of $168 million of bridge and debtor-in-possession financing and $82 million of debt repayments.

   Commitments
     As of June 30, 2006, the Company had $3.16 billion of long-term debt (including current maturities and before discount on debt), which consisted primarily of the items discussed below.
     Refinancing Transactions
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
     Conversion of 7.5% Convertible Senior Notes due 2009
     In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009. Beginning January 18, 2005, these notes became convertible into shares of common stock, at the option of the holders, at an initial conversion price of $29.09 per share or a conversion ratio of approximately 34.376 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes was payable semiannually in arrears on June 1 and December 1 of each year. At America West Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes were scheduled to mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes was fully and unconditionally guaranteed by AWA and US Airways Group.
     On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock.
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
     During July 2006, approximately $21 million of the $144 million outstanding principal amount of US Airways Group’s 7% senior convertible notes were converted into 883,523 shares of common stock. In connection with the conversion, the Company paid $5 million to the holders of the converted notes.
General Electric
     Of the $139 million net proceeds from the 7% notes, $125 million was paid in September 2005 to General Electric (“GE”). Under certain agreements among GE and US Airways Group, GE agreed, in consideration for the early return of 51 aircraft and six engines, the assumption of certain modified leases and the payment of $125 million in cash by September 30, 2005, to: (1) retire an existing bridge loan facility, (2) complete a purchase by GE of 21 aircraft and 28 engines with a simultaneous lease back of the equipment to US Airways at market rates, (3) allow US Airways Group to draw additional amounts under an existing credit facility, which resulted in a total principal outstanding balance under that facility of approximately $28 million, (4) restructure lease obligations of US Airways relating to 59 aircraft at market rates, (5) provide financing for current and additional aircraft, (6) grant concessions regarding return condition obligations with respect to the return of aircraft and engines, (7) waive penalties for the removal of engines currently under GE engine maintenance agreements, and (8) reduce outstanding balances for deferred charges under its rate per hour engine agreements, which resulted in a remaining balance due of $54 million. During the first six months of 2006, the outstanding balance for deferred charges was further reduced by $9 million resulting from credits received on engines removed from the agreements.
Airbus Term Loans
     On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services, an affiliate of Airbus, with commitments in initial aggregate amounts of up to $161 million and up to $89 million. The Airbus loans bore interest at a rate of LIBOR plus a margin, subject to adjustment during the term of the loans under certain conditions. In each of the separate financial statements of US Airways and AWA, the Airbus loans have been presented as a liability, as each entity was jointly and severally liable for these obligations. Amounts drawn upon the Airbus loans were drawn first upon the Airbus $161 million loan until it was drawn in its full amount, at which time the remaining portion of the $250 million total commitment was drawn upon the Airbus $89 million loan. As noted above under “Refinancing Transactions”, the $161 million loan was repaid in full from the proceeds of the GE Loan on March 31, 2006, and, as a result of the prepayment of the $161 million loan, the $89 million loan was forgiven.
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
     As noted above under “Refinancing Transactions”, both the US Airways loan and the AWA loan were repaid in full from the proceeds of the GE Loan on March 31, 2006. The total outstanding balance of the loans at the time of repayment on March 31, 2006 was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan.
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
     On October 3, 2005, Juniper pre-paid for miles from US Airways Group totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment described above. To the extent that these miles are not used by Juniper as allowed under the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper, until paid in full. US Airways Group makes monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness in the consolidated financial statements of AWA.
     Juniper requires US Airways Group to maintain an average quarterly balance of cash, cash equivalents and short term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires US Airways Group to maintain certain financial ratios beginning January 1, 2006. As of June 30, 2006, we were in compliance with these ratios. Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require US Airways Group to repurchase the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.

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
     US Airways’ Visa and MasterCard credit card processing is currently administered by Bank of America and those processing services are expected to be transferred to Chase in July, 2006. US Airways will become a party to the amended card processing agreement at that time.
     The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the effective date. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
     Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways will also be required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability. As of June 30, 2006, $725 million in cash collateral is classified as restricted cash on US Airways Group’s consolidated balance sheet to secure credit card sales under its various processing agreements.
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
     On June 13, 2006, the Company and Embraer executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement, incorporating the provisions of the settlement and assumption term sheet previously executed by the parties on February 9, 2006.
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
Covenants and Credit Rating
     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Finally, certain long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways Group under other agreements relating to indebtedness. See “Risk Factors”— Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Item 1A, “Risk Factors”. As of June 30, 2006, US Airways Group and its subsidiaries were in compliance with the covenants in their long-term debt agreements.
     US Airways Group’s credit ratings, like those of most airlines, are relatively low, with S&P’s assessment of the issuer credit rating for US Airways Group and US Airways at B– and senior unsecured debt rating at CCC for US Airways Group. Fitch’s ratings for US Airways Group’s long-term debt and senior unsecured debt are CCC and CC, respectively. Moodys has rated US Airways Group’s long-term corporate family rating at B3. AWA is no longer rated separately. A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.
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
Other Indebtedness and Obligations
     The following table provides details of our future cash contractual obligations as of June 30, 2006 (in millions):

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$—	$—	$—	$—	$1,394	$1,394
Aircraft related and other commitments	18	36	36	34	48	1,668	1,840
US Airways (3)
Debt and capital lease obligations	68	83	79	71	75	994	1,370
Aircraft purchase and operating lease commitments	425	923	1,089	882	1,186	3,923	8,428
Regional capacity purchase agreements	298	604	616	628	641	2,917	5,704
AWA (3)
Debt and capital lease obligations	2	30	111	138	81	29	391
Aircraft purchase and operating lease commitments (4)	187	399	372	676	256	1,826	3,716
Regional capacity purchase agreements	287	580	592	603	616	945	3,623
Other US Airways Group subsidiaries (5)	5	2	1	—	—	—	8

Total	$1,290	$2,657	$2,896	$3,032	$2,903	$13,696	$26,474

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group, AWA and US Airways under which each entity is jointly and severally liable.
(2)	Includes $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 issued by US Airways Group and the $1.25 billion GE Loan due March 31, 2011. In July 2006, $21 million of the 7% notes were converted into a total of 883,523 shares of common stock.
(3)	Commitments listed separately under US Airways or AWA represent commitments under agreements entered into separately by those companies.
(4)	In July 2006, AWA paid AerCap $20 million to prepay the $33.4 million in supplemental rent. As a result of this prepayment, annual rental expense will be reduced by approximately $1.9 million through 2013.
(5)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
     The Company expects to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the GE Loan and our amended credit card agreement with Juniper contain minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.
Critical Accounting Policies and Estimates
     In the second quarter of 2006, there were no significant changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2005 Form 10-K.
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
     Commodity price risk
     As of June 30, 2006, the Company had entered into costless collars and caps to protect itself from price risks. These transactions are in place with respect to approximately 31.3% and 5.7% of remaining projected 2006 and 2007 fuel requirements, respectively.
     The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At June 30, 2006, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $50 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $44 million.
     Interest rate risk
     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At June 30, 2006, the Company’s variable-rate long-term debt obligations of approximately $1.88 billion represented approximately 59.4% of its total long-term debt. If interest rates increased 10% in 2006, the impact on the Company’s results of operations would be approximately $17 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of US Airways Group’s, AWA’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934) as of June 30, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006.
Changes in internal control over financial reporting.
     During the quarter ended June 30, 2006, there has been no change to US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting other than controls established to properly account for the merger and consolidation of acquired operations. US Airways Group will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel. Management will continue to evaluate its internal control over financial reporting as it executes merger integration activities as it is possible that integration activities could materially affect US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2006.

Part II. Other Information
Item 1. Legal Proceedings
     On September 12, 2004, US Airways Group and its domestic subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Debtors and on September 27, 2005, the Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim amount.
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
     On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways filed a complaint in the federal district court for the Eastern District of New York against ALPA, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief. On July 6, 2006, Plaintiffs filed an amended complaint that included no counts against US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC or AWA. On July 7, 2006, Plaintiffs and these airline defendants filed a stipulation of dismissal confirming that all counts against these defendants had been dropped, and on July 12, 2006, the judge entered an order approving the stipulation and dismissing these defendants from the case.
     On February 8, 2006, 103 flight attendants employed by the MidAtlantic division of US Airways filed a complaint against AFA, AFA’s international president Pat Friend and US Airways, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways flight attendants pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against US Airways include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under RICO. Plaintiffs’ complaint requests $400 million in damages from US Airways and injunctive relief. The complaint was served on US Airways on July 7, 2006. Our response is due on July 27, 2006.
     On October 12, 2005, Bank of America, N.A., which is one of the issuing banks of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America was equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. The Bankruptcy Court ruled in the alternative that US Airways did not breach its agreement with Bank of America to be the exclusive card issuer, but that US Airways had breached the “no shop” provision of the Bank of America agreement when US Airways negotiated with Juniper prior to reaching the Juniper agreement. Bank of America sought appeal of that ruling while it has continued to pursue certain administrative claims against US Airways in Bankruptcy Court. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is ultimately successful. On July 19, 2006, the Eastern District of Virginia affirmed the Bankruptcy Court’s order in part, ruling that US Airways did not breach the exclusivity provisions of the contract. However, the Eastern District of Virginia reversed the Bankruptcy Court’s decision on equitable estoppel and remanded the remainder of the case to the Bankruptcy Court to take further evidence.

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
Item 1A. Risk Factors
Risk Factors Relating to the Company and Industry Related Risks
     Below are a series of risk factors that may affect the results of operations or financial performance of the Company. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of these risk factors on our business or the extent to which any factor or combination of factors may impact our business.
Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on our operating results.
     Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices increased substantially in 2004 compared with 2003 and have continued to increase through 2005 and 2006. Due to the competitive nature of the airline industry and market forces, we generally have not been able to increase our fares or otherwise increase revenues sufficiently to offset the rise of fuel prices in the past and we may not be able to do so in the future. Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. In addition, from time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited. See also the discussion in Part I Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
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
We may not perform as well financially as we expect following the merger.
     In deciding to enter into the merger agreement, US Airways Group and America West Holdings considered the benefits of operating as a combined company, including, among others, an enhanced ability to compete in the airline industry and the fact that the proprietary brands of the combined company would permit US Airways Group to further differentiate itself from other airline companies. The success of the merger will depend, in part, on our ability to realize the anticipated revenue opportunities and cost savings from combining the businesses of US Airways Group and America West Holdings. We have estimated that the combined companies expect to realize approximately $600 million in incremental operating cost and revenue synergies. We cannot assure you, however, that these synergies will be realized. To realize the anticipated benefits from the merger, we must successfully combine the businesses of US Airways Group and America West Holdings in a manner that permits those costs savings and other synergies to be realized in a timely fashion. In addition, we must achieve these savings without adversely affecting revenues or suffering a business interruption. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may take longer to realize than expected or may not be realized fully or at all.
The integration of US Airways Group and America West Holdings following the merger presents significant challenges.
     US Airways Group and America West Holdings face significant challenges in consolidating functions, integrating their organizations, procedures and operations in a timely and efficient manner and retaining key Company personnel. The integration of US Airways Group and America West Holdings has been and will continue to be costly, complex and time consuming, and management will continue to devote substantial effort to that integration that could otherwise be spent on operational matters or other strategic opportunities. We expect that the merger will result in certain synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. US Airways Group may experience increased competition that limits its ability to expand its business. We may not be able to capitalize on expected business opportunities, including retaining current customers. In addition, assumptions underlying estimates of expected cost savings and expected revenue synergies may be inaccurate, or general industry and business conditions may deteriorate. Furthermore, integrating operations will require significant efforts and expenses. Our management may have its attention diverted from ongoing operations while trying to integrate.
US Airways Group could experience significant operating losses in the future.
     Despite significant labor cost reductions and other cost savings achieved in the prior bankruptcies, US Airways Group experienced significant operating losses through 2005. Although US Airways Group reported operating profits in the Second Quarter of 2006 and expects to be profitable in 2006, there is no guarantee of future profitability. There are several reasons why US Airways Group might fail to achieve profitability and might in fact experience significant losses.
     Since early 2001, the U.S. airline industry’s revenue performance has fallen short of what would have been expected based on historical growth trends. This shortfall has been caused by a number of factors, including rising fuel costs, as discussed above, and the factors discussed below.
     Low cost carriers (including AWA and the new US Airways) have had a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares, particularly those targeted at business passengers, in order to shift demand from larger, more-established airlines. Some low cost carriers, which have cost structures lower than ours, have better financial performance and more cost effective access to capital to fund fleet growth. These low-cost carriers are expected to continue to increase their market share through pricing and growth and could continue to have an impact on the overall performance of US Airways Group.
     The advent of Internet travel websites has lowered the cost to airlines of selling tickets. However, it has also had a large negative impact on airline revenues because travel consumers now have access to nearly perfect pricing information and, as a result, have become more efficient at finding lower fare alternatives.
Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.
     Our business plan includes assumptions about labor costs going forward. Currently, the labor costs of both AWA and US Airways are very competitive and very similar; however, we cannot assure that labor costs going forward will remain competitive, either because our agreements may become amendable or because competitors may significantly reduce their labor costs. Approximately 80% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. In the United States, prior to the merger these employees were organized into nine labor groups represented by five different unions at US Airways, seven labor groups represented by four different unions at AWA, four labor groups represented by four different unions at Piedmont, and four labor groups represented by four different unions at PSA. There are additional unionized groups of US Airways employees abroad.
     Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the National Mediation Board. Although in most circumstances the RLA prohibits strikes, after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. None of the US Airways labor agreements becomes amendable until December 31, 2009. Of the AWA labor agreements, four are currently amendable.
     Some of our unions have brought grievance arbitrations in the context of the labor integration process. Unions may bring additional court actions or grievance arbitrations, and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues in the context of the merger could create additional costs that we did not anticipate. There is also a risk that disgruntled employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other action short of a full strike that could individually or collectively harm the operation of the airline and impair its financial performance.
Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.
     A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.
We rely heavily on automated systems to operate our business and any failure of these systems, or the failure to integrate them successfully following the merger, could harm our business.
     We depend on automated systems to operate our business, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems and our websites. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. Furthermore, we have encountered complications and difficulties in integrating some of the Company’s automated systems. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

If we incur problems with any of our third party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
     Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including express operations, aircraft maintenance, ground facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third party service provider. Any material problems with the efficiency and timeliness of contract services could have a material adverse effect on our business, financial condition and results of operations.
The travel industry, materially adversely affected by the September 11, 2001 terrorist attacks, continues to face on-going security concerns and cost burdens associated with security.
     The attacks of September 11, 2001 materially impacted and continue to impact air travel. The Aviation Security Act mandates improved flight deck security; deployment of federal air marshals onboard flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training and qualifications of security screening personnel; additional provision of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks have increased costs to airlines. A concurrent increase in airport security charges and procedures has also had a disproportionate impact on short-haul travel, which constitutes a significant portion of US Airways’ flying. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.
Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.
     The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until August 31, 2006. Under Vision 100, the President may continue the insurance program until March 30, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
Changes in government regulation could increase our operating costs and limit our ability to conduct our business.
     Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws and DOT, FAA, TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs.
The use of America West Holdings’ and US Airways Group’s respective pre-merger NOLs and certain other tax attributes is limited following the merger.
     Although US Airways Group continues as the publicly traded parent entity following the merger, each of America West Holdings and US Airways Group underwent an “ownership change,” as defined in Internal Revenue Code Section 382, in connection with the merger. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any net operating losses, or NOLs, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOLs arising after the ownership change is not affected. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period since the last ownership change.
The airline industry is intensely competitive.
     Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one other low-cost air carrier. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In addition, because a significant portion of US Airways’ traffic is short-haul travel, US Airways is more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.
Certain liabilities were not fully extinguished as a result of confirmation of the plan of reorganization.
     While a significant amount of the Debtors’ prepetition liabilities were discharged as a result of the bankruptcy proceedings, a large number of their obligations remain in effect following the merger. Various agreements and liabilities remain in place, including secured financings, aircraft agreements, certain environmental liabilities, certain grievances with our labor unions, leases and other contracts, as well as allowed administrative claims, that will still subject us to substantial obligations and liabilities.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
     We operate principally through primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. A majority of our flights either originate or fly into one of these locations. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.
We are at risk of losses and adverse publicity stemming from any accident involving any of our aircraft.
     If one of our aircraft were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and adversely impact our financial condition and operations.
Our business is subject to weather factors and seasonal variations in airline travel, which cause our results to fluctuate.
     Our operations are vulnerable to severe weather conditions in parts of our network that could disrupt service, create air traffic control problems, decrease revenue, and increase costs, such as during hurricane season in the Caribbean and Southeast United States, snow and severe winters in the Northeast United States and thunderstorms in the Eastern United States. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. The results of operations of the combined company will likely reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year and the prior results of America West Holdings and US Airways Group are not necessarily indicative of the Company’s future results.
Employee benefit plans represent significant continuing costs to the sponsoring employers.
     US Airways Group and its subsidiaries sponsor employee benefit plans and arrangements that provide retirement, medical, disability and other benefits to our employees and participating retirees. Many of the benefits provided under these plans are mandated under various collective bargaining agreements, while others are provided on a voluntary basis as a means to recruit and retain valuable employees. While we recently terminated certain defined benefit pension plans and significantly reduced post-retirement medical benefits and other retiree benefits, the benefit obligations associated with the remaining employee benefit plans and related costs represent a substantial continuing cost to the sponsors. In addition, many of these employee benefit plans are subject to federal laws such as ERISA and the Internal Revenue Code, and must be maintained accordingly. Continued compliance with these employee benefit plans’ rules is necessary, as even unintentional failures to comply can result in significant fines and penalties. Employee benefit plans in general also are increasingly the subject of protracted litigation, especially following significant plan design changes. Certain of the plans sponsored by the subsidiaries of US Airways Group have undergone several changes in connection with the recent bankruptcy cases.
Risks Related to Our Common Stock
Our common stock has limited trading history and its market price may be volatile.

     Because our common stock began trading on the NYSE on September 27, 2005, there is only a limited trading history for our common stock. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•	our operating results failing to meet the expectations of securities analysts or investors;

•	changes in financial estimates or recommendations by securities analysts;

•	material announcements by us or our competitors;

•	movements in fuel prices;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	public sales of a substantial number of shares of our common stock; and

•	general market conditions.
Conversion of our convertible notes will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.
     The conversion of some or all of the US Airways Group’s 7% Senior Convertible Notes due 2020 will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
A small number of stockholders beneficially own a substantial amount of our common stock.
     A significant portion of US Airways Group’s common stock is beneficially owned by a relatively small number of equity investors. As a result, until these stockholders sell a substantial portion of their shares, they will have a greater percentage vote in matters that may be presented for a vote to stockholders than most other stockholders. This may make it more difficult for other stockholders to influence votes on matters that may come before stockholders of US Airways Group. In addition, sales of these shares into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group will make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders might consider beneficial.
     Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of US Airways Group and its stockholders. These provisions include, among other things, the following:

•	a classified board of directors with three-year staggered terms;

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;

•	the ability of US Airways Group’s board of directors to fill vacancies on the board;

•	a prohibition against stockholders taking action by written consent;

•	a prohibition against stockholders calling special meetings of stockholders;

•	a requirement for the approval of holders of at least 80% of the voting power of the shares entitled to vote in the election of directors for the stockholders to amend the second amended and restated bylaws; and

•	super-majority voting requirements to modify or amend specified provisions of US Airways Group’s amended and restated certificate of incorporation.
     These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of US Airways Group’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable our board of directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, US Airways Group is subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders, such as our new equity investors, whose acquisition of US Airways Group’s securities is approved by the board of directors prior to the investment under Section 203.
Our charter documents include provisions limiting voting and ownership by foreign owners.
     Our amended and restated certificate of incorporation provides that shares of capital stock may not be voted by or at the direction of persons who are not citizens of the United States if the number of such shares would exceed 24.9% of the voting stock of our company. In addition, any attempt to transfer equity securities to a non-U.S. person in excess of 49.9% of our outstanding equity securities will be void and of no effect.

Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 17, 2006 (the “Annual Meeting”), the stockholders approved the election of the following Class I directors to hold office until the 2009 Annual Meeting and until their successors are duly elected and qualified, or until their earlier death or resignations.

	Number of Shares
	For	Withheld
Herbert M. Baum	59,091,484	430,488
Richard C. Kraemer	59,113,596	408,376
Cheryl G. Krongard	59,105,962	416,010
     The following directors’ terms of office as directors continued after the Annual Meeting: W. Douglas Parker, Bruce R. Lakefield, Richard A. Bartlett, Denise M. O’Leary, George M. Philip, Richard P. Schifter, Edward L. Shapiro and J. Steven Whisler.
     The stockholders also voted to ratify the appointment of KPMG LLP to serve as independent registered public accounting firm for the fiscal year ending December 31, 2006. The results were as follows:
     For:   59,430,161           Against:   27,431            Abstain:    416,010

Item 6. Exhibits

Exhibit No.	Description
10.1	America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002.

10.2	Purchase Agreement dated May 31, 2006 by and among US Airways Group, Inc., Eastshore Aviation, LLC and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to US Airways Group’s Current Report on Form 8-K dated May 31, 2006, filed on June 2, 2006).

10.3*	Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group, Inc. and Embraer –Empresa Brasileira de Aeronautica S.A.

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: July 27, 2006	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

America West Airlines, Inc. (Registrant)
Date: July 27, 2006	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

US Airways, Inc. (Registrant)
Date: July 27, 2006	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002.

10.2	Purchase Agreement dated May 31, 2006 by and among US Airways Group, Inc., Eastshore Aviation, LLC and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to US Airways Group’s Current Report on Form 8-K dated May 31, 2006, filed on June 2, 2006).

10.3*	Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group, Inc. and Embraer –Empresa Barsileira de Aeronautica S.A.

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission