Form 10-Q
period 2007-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2007-10-25
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

US Airways Group, Inc.	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

US Airways, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes ☐	No ☑

US Airways, Inc.	Yes ☐	No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes ☑	No ☐

US Airways, Inc.	Yes ☑	No ☐
As of October 19, 2007, there were approximately 91,566,564 shares of US Airways Group, Inc. common stock outstanding.
As of October 19, 2007, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2007

     This combined Quarterly Report on Form 10-Q is filed by US Airways Group, Inc. (“US Airways Group”) and its wholly owned subsidiary US Airways, Inc. (“US Airways”). References in this Form 10-Q to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.
Note Concerning Forward-Looking Statements
     Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding our outlook, expected fuel costs, the revenue environment, and our expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings Corporation (“America West Holdings”) and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A “Risk Factors”, and the following:
•	the impact of high fuel costs, significant disruptions in the supply of aircraft fuel and further significant increases to fuel prices;
•	our high level of fixed obligations and our ability to obtain and maintain financing for operations and other purposes;
•	our ability to achieve the synergies anticipated as a result of the merger and to achieve those synergies in a timely manner;
•	our ability to integrate the management, operations and labor groups of US Airways Group and America West Holdings;
•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;
•	the impact of global instability, including the current instability in the Middle East, the continuing impact of the military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events that affect travel behavior;
•	reliance on automated systems and the impact of any failure or disruption of these systems;
•	the impact of future significant operating losses;
•	changes in prevailing interest rates;
•	our ability to obtain and maintain commercially reasonable terms with vendors and service providers and our reliance on those vendors and service providers;
•	security-related and insurance costs;
•	changes in government legislation and regulation;
•	our ability to use pre-merger NOLs and certain other tax attributes;
•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;
•	continued existence of prepetition liabilities;
•	interruptions or disruptions in service at one or more of our hub airports;
•	weather conditions;
•	our ability to maintain adequate liquidity;

•	our ability to maintain contracts that are critical to our operations;
•	our ability to operate pursuant to the terms of our financing facilities (particularly the financial covenants);

•	our ability to attract and retain customers;

•	the cyclical nature of the airline industry;

•	our ability to attract and retain qualified personnel;

•	economic conditions; and
•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
     All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A herein. There may be other factors not identified above, or in Part II, Item 1A herein, of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-Q.
Part I. Financial Information
     This combined Form 10-Q is filed by US Airways Group and US Airways and includes the financial statements of each company in Item 1A and Item 1B, respectively.

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except share and per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Mainline passenger	$2,133	$2,052	$6,233	$6,048
Express passenger	692	703	2,039	2,095
Cargo	32	40	102	114
Other	179	173	550	514

Total operating revenues	3,036	2,968	8,924	8,771
Operating expenses:
Aircraft fuel and related taxes	692	719	1,900	1,943
Loss (gain) on fuel hedging instruments, net	(33)	88	(111)	32
Salaries and related costs	555	529	1,659	1,574
Express expenses	649	653	1,921	1,930
Aircraft rent	182	181	542	546
Aircraft maintenance	144	142	479	432
Other rent and landing fees	141	146	408	432
Selling expenses	116	120	347	348
Special items, net	17	27	83	18
Depreciation and amortization	47	42	137	132
Other	324	305	952	901

Total operating expenses	2,834	2,952	8,317	8,288

Operating income	202	16	607	483
Nonoperating income (expense):
Interest income	43	45	131	111
Interest expense, net	(66)	(74)	(206)	(221)
Other, net	2	(4)	(11)	(14)

Total nonoperating expense, net	(21)	(33)	(86)	(124)
Income (loss) before income taxes and cumulative effect of change in accounting principle	181	(17)	521	359
Income tax provision	4	61	15	68

Income (loss) before cumulative effect of change in accounting principle	177	(78)	506	291
Cumulative effect of change in accounting principle, net	—	—	—	1

Net income (loss)	$177	$(78)	$506	$292

Earnings (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$1.93	$(0.88)	$5.54	$3.41
Cumulative effect of change in accounting principle	—	—	—	0.01

Earnings (loss) per share	1.93	(0.88)	5.54	3.42
Diluted:
Before cumulative effect of change in accounting principle	$1.87	$(0.88)	$5.33	$3.20
Cumulative effect of change in accounting principle	—	—	—	0.01

Earnings (loss) per share	1.87	(0.88)	5.33	3.21
Shares used for computation (in thousands):
Basic	91,542	88,212	91,461	85,286
Diluted	95,492	88,212	95,776	94,474
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$2,033	$1,116
Short-term investments	647	1,249
Restricted cash	2	1
Accounts receivable, net	494	388
Materials and supplies, net	256	223
Prepaid expenses and other	516	377

Total current assets	3,948	3,354
Property and equipment
Flight equipment	2,298	2,051
Ground property and equipment	672	598
Less accumulated depreciation and amortization	(714)	(583)

	2,256	2,066
Equipment purchase deposits	78	48

Total property and equipment	2,334	2,114
Other assets
Goodwill	619	629
Other intangibles, net	535	554
Restricted cash	449	666
Other assets, net	219	259

Total other assets	1,822	2,108

Total assets	$8,104	$7,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$109	$95
Accounts payable	391	454
Air traffic liability	944	847
Accrued compensation and vacation	214	262
Accrued taxes	132	181
Other accrued expenses	937	873

Total current liabilities	2,727	2,712
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,980	2,907
Deferred gains and credits	177	205
Postretirement benefits other than pensions	180	187
Employee benefit liabilities and other	574	595

Total noncurrent liabilities and deferred credits	3,911	3,894
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized, 91,980,557 and 91,566,564 shares issued and outstanding at September 30, 2007; 91,697,896 and 91,283,903 shares issued and outstanding at December 31, 2006	1	1
Additional paid-in capital	1,529	1,501
Accumulated other comprehensive income (loss)	(35)	3
Accumulated deficit	(16)	(522)
Treasury stock, common stock, 413,993 shares at September 30, 2007 and December 31, 2006	(13)	(13)

Total stockholders’ equity	1,466	970

Total liabilities and stockholders’ equity	$8,104	$7,576

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$440	$477
Cash flows from investing activities
Purchases of property and equipment	(345)	(139)
Purchases of short-term investments	(2,560)	(1,685)
Sales of short-term investments	3,124	975
Decrease in long-term restricted cash	217	157
Proceeds from disposition of assets	4	4
Increase in equipment purchase deposits	(30)	(8)

Net cash provided by (used for) investing activities	410	(696)
Cash flows from financing activities
Repayments of debt	(1,668)	(1,165)
Proceeds from issuance of debt	1,732	1,375
Proceeds from issuance of common stock, net	3	38

Net cash provided by financing activities	67	248

Net increase in cash and cash equivalents	917	29
Cash and cash equivalents at beginning of period	1,116	1,125

Cash and cash equivalents at end of period	$2,033	$1,154

Non-cash investing and financing activities
Unrealized loss on available for sale securities	$38	$—
Notes payable cancelled under aircraft purchase agreement	—	4
Conversion of 7.5% Convertible Senior Notes, net discount of $17 million, to common stock	—	95
Conversion of 7% Senior Convertible Notes	—	21
Equipment purchases financed by capital leases	—	3
Supplemental information
Cash paid for interest, net of amounts capitalized	$201	$205
Cash paid for income taxes	4	6
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Principal subsidiaries include US Airways, Inc. (“US Airways”), America West Airlines, Inc. (“AWA”), Piedmont Airlines, Inc. (“Piedmont”) and PSA Airlines, Inc. (“PSA”). All significant intercompany accounts and transactions have been eliminated. On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and Material Services Company (“MSC”) (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”), the parent company of AWA, pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
     On September 26, 2007, as part of the integration efforts following the merger of US Airways Group and America West Holdings in September 2005, AWA surrendered its Federal Aviation Administration (“FAA”) operating certificate. As a result, all future mainline airline operations will be conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed one hundred percent of its equity interest in America West Holdings to US Airways. As a result, America West Holdings and its wholly owned subsidiary, AWA, are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways. This transaction constitutes a transfer of assets between entities under common control and was accounted for at historical cost.
     Transfers of assets between entities under common control are accounted for in a manner similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the contribution of shares. This contribution has no effect on the US Airways Group consolidated financial statements.
     Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent traveler program and the estimates of fair value for assets and liabilities established in purchase accounting. Certain prior year amounts have been reclassified to conform with the 2007 presentation.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. As part of US Airways’ bankruptcy filings, the Internal Revenue Service and various state jurisdictions filed proofs of claim. Upon its emergence from bankruptcy, US Airways had established reserves for all IRS claims and state income tax claims as of the date of the bankruptcy filing on September 12, 2004. All creditors, including the IRS and state and local taxing jurisdictions, had to timely file a proof of claim to support any tax deficiencies per the tax authority records. On February 15, 2007, US Airways and the IRS agreed to settle the IRS’s outstanding proofs of claim for $7 million. As of the end of the third quarter of 2007, the Company had remaining reserves of less than $1 million related to uncertain tax positions.
     All federal and state tax filings for US Airways Group and its subsidiaries for fiscal years through December 31, 2006 have been timely filed. There are currently no federal or state audits in process. US Airways’ last federal income tax audit closed all tax years through December 31, 2002. AWA’s tax years through 2001 were closed by a signed IRS Form 870 on March 1, 2006. AWA’s tax year 2002 was closed by operation of the statute of limitations expiring, and there were no extensions filed.
     In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company adopted EITF 06-3 during the first quarter of 2007. US Airways Group collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. The Company currently uses the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 did not have any material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.
2. Special items, net
     Special items as shown on the condensed consolidated statements of operations include the following charges (credits) for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Airbus restructuring (a)	$—	$—	$—	$(90)
Merger related transition expenses (b)	17	27	83	108

Special items, net	$17	$27	$83	$18

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus loans. As a result, the Company recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the continuing effort to consolidate functions and integrate the Company’s organizations, procedures, and operations, the Company incurred $17 million of transition and merger integration costs in the third quarter of 2007. These items included $1 million in training and related expenses; $3 million in compensation expenses for equity awards granted in connection with the merger; $5 million of aircraft livery costs; $7 million in professional and technical fees related to the integration of the Company’s airline operations systems and $1 million of other expenses. During the third quarter of 2006, the Company incurred $27 million of transition and merger integration costs. These items included $11 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger; $1 million of aircraft livery costs; $13 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of the Company’s airline operations systems; $1 million in employee moving expenses and $1 million of transition related sales and marketing program expenses.

In connection with the merger transition efforts noted above, the Company incurred $83 million of transition and merger integration costs in the first nine months of 2007. These items included $12 million in training and related expenses; $16 million in compensation expenses for equity awards granted in connection with the merger; $15 million of aircraft livery costs; $30 million in professional and technical fees related to the integration of the Company’s airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $5 million of other expenses. During the first nine months of 2006, the Company incurred $108 million of transition and merger integration costs. These items included $39 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger; $10 million of aircraft livery costs; $29 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of the Company’s airline operations systems; $6 million in employee moving expenses; $11 million of net costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $9 million in merger related aircraft lease return expenses; $2 million of transition related sales and marketing program expenses; $1 million of programming service expenses and $1 million of other expenses.

3. Earnings per share
     Basic earnings per share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding employee stock options, employee stock appreciation rights, employee restricted stock units, warrants and convertible debt. The following table presents the computation of basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006 (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$177	$(78)	$506	$291
Cumulative effect of change in accounting principle	—	—	—	1

Net income (loss)	$177	$(78)	$506	$292

Weighted average common shares outstanding (in thousands)	91,542	88,212	91,461	85,286

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$1.93	$(0.88)	$5.54	$3.41
Cumulative effect of change in accounting principle	—	—	—	0.01

Net earnings (loss) per share	$1.93	$(0.88)	$5.54	$3.42

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$177	$(78)	$506	$291
Cumulative effect of change in accounting principle	—	—	—	1

Net income (loss)	177	(78)	506	292
Interest expense on 7.5% convertible senior notes	—	—	—	4
Interest expense on 7.0% senior convertible notes	1	—	4	7

Income (loss) for purposes of computing diluted net income (loss) per share	$178	$(78)	$510	$303

Share computation (in thousands):
Weighted average common shares outstanding	91,542	88,212	91,461	85,286
Dilutive effect of stock awards and warrants	900	—	1,265	2,085
Assumed conversion of 7.5% convertible senior notes	—	—	—	1,406
Assumed conversion of 7.0% senior convertible notes	3,050	—	3,050	5,697

Weighted average common shares outstanding as adjusted	95,492	88,212	95,776	94,474

Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$1.87	$(0.88)	$5.33	$3.20
Cumulative effect of change in accounting principle	—	—	—	0.01

Earnings (loss) per share	$1.87	$(0.88)	$5.33	$3.21

     For the three and nine months ended September 30, 2007, 3,452,676 and 2,358,411 stock options and stock appreciation rights are not included in the computation of diluted EPS because the exercise prices were greater than the average market price of common stock for the period.
     For the three and nine months ended September 30, 2006, 3,206,534 and 1,489,904 stock options and stock appreciation rights are not included in the computation of diluted EPS because the exercise prices were greater than the average market price of common stock for the period. In addition, 56,500 performance-based restricted stock unit awards were excluded as the performance conditions had not been met as of September 30, 2006.
     For the three months ended September 30, 2006, 5,172,297 incremental shares from assumed conversion of convertible senior notes were excluded from the computation of diluted EPS due to their anti-dilutive effect.
4. Stock options
     Agreements with ALPA — US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of the Company’s common stock. The first tranche of 500,000 stock options was granted in January 2006 with an exercise price of $33.65 and the second tranche of 300,000 stock options was granted in January 2007 with an exercise price of $56.90. The exercise price for each grant is based on the average market price of the Company’s common stock for the 20 business days preceding the option issuance date, per the terms of the letter of agreement with ALPA. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of our plans.
     The per share fair value of the ALPA pilot stock options granted on January 31, 2007 was $18.02, calculated using a Black-Scholes option pricing model.
     There was no compensation expense related to the ALPA stock options in the third quarter of 2007 as the stock options fully vested on the grant date. The Company’s net income for the nine months ended September 30, 2007 includes $5 million of compensation costs related to the ALPA stock option grant in January 2007. As of September 30, 2007, there were no unrecognized compensation costs related to stock options granted to ALPA pilots.
     Annual Incentive Grant — On April 11, 2007, the Company granted 690,928 stock appreciation rights (“SARs”) and 185,556 restricted stock units (“RSUs”) under the 2005 Equity Incentive Plan to certain individuals of the Company as part of the annual incentive grant.
     The per share fair value of the SARs and RSUs granted on April 11, 2007 was $17.65 and $45.01, respectively. The fair value of SARs was calculated using a Black-Scholes option pricing model.
     The compensation expense recorded in the three and nine month periods ended September 30, 2007 related to the SARs and RSUs granted as part of the annual incentive grant was $2 million and $3 million, respectively. The unrecognized compensation cost as of September 30, 2007 was $14 million, which is expected to be recognized over a weighted average period of 2.5 years.
5. Debt
     The following table details US Airways Group’s debt as of September 30, 2007 and December 31, 2006 (in millions). Variable interest rates listed are the rates as of September 30, 2007 unless noted.

	September 30,	December 31,
	2007	2006
Secured
Citicorp North America loan, variable interest rate of 7.63%, installments due through maturity	$1,600	$—
General Electric Capital Corporation loan	—	1,250
Equipment notes payable, variable interest rates of 6.83% to 9.62%	1,322	1,258
Slot financing, interest rate of 8%, installments due through 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	41	41
Senior secured discount notes, variable interest rate of 8.58%, installments due 2005 through 2009	33	33
GE Credit Facility	—	21
Capital lease obligations, computer software, installments due through 2008	2	2

	3,045	2,652

Unsecured
7% senior convertible notes, interest only payments until due in 2020	74	74
GE Engine Maintenance Term Note, variable interest rate of 9.37%, installments due 2008 through 2011	55	45
Industrial development bonds, fixed interest rate of 6.3%, due 2023	29	29
Barclays prepaid miles (formerly Juniper prepaid miles)	—	325
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	168	483

Total long-term debt and capital lease obligations	3,213	3,135
Less: Unamortized discount on debt	(124)	(133)
Current maturities	(109)	(95)

Long-term debt and capital lease obligations, net of current maturities	$2,980	$2,907

     Refinancing Transaction — On March 23, 2007, US Airways Group entered into a new term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.6 billion. US Airways is a guarantor of the Citicorp credit facility.

     The proceeds of the Citicorp credit facility were used to repay in full the following indebtedness:
•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with General Electric Capital Corporation (“GECC”) and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loan was $1.25 billion.
•	The Barclays prepaid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC that has since been renamed Barclays Bank Delaware (“Barclays”). At the time of the repayment, the total outstanding balance was $325 million.
•	The credit facility with GECC, amended in July 2005, with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
     The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%.
     The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments, with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
     In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires US Airways Group to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. The Company capitalized $4 million of debt issuance costs consisting principally of Citicorp credit facility arrangement fees which will be amortized over the life of the loan. The Company recorded a nonoperating expense of $18 million related to the write-off of unamortized debt issuance costs for the $1.25 billion GECC loan. At September 30, 2007, the Company was in compliance with all debt covenants.
6. Bankruptcy claims resolution
     Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.6 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. As of September 30, 2007, there were approximately $274 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in the Company’s financial statements upon emergence and will not have any further impact on the results of operations.

7. Income taxes
     The reorganization of the Company and merger with America West Holdings on September 27, 2005 resulted in a statutory “ownership change” as defined for purposes of Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any net operating losses, or NOL, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change.
     At December 31, 2006, the Company had $1 billion of NOL to reduce future federal taxable income of which $795 million was available to offset federal taxable income in 2007. As a result of the merger, a significant portion of US Airways Group’s common stock was beneficially owned by a small number of equity investors. Due to sales by some of these investors and purchases by other investors since the merger, an “ownership change” occurred in February of 2007 for US Airways Group, as that term is defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s annual limitation on the use of its NOL that existed as of the date of the ownership change is $550 million. The Company’s ability to utilize any new NOL arising after the ownership change is not affected. At this time the Company expects to pay minimal cash taxes for the remainder of 2007.
     In the first nine months of 2007, the Company used $321 million of federal NOL to reduce its income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation was established through the recognition of tax expense, the decrease in the valuation allowance offsets the Company’s tax provision dollar for dollar.
     The Company expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2007. In most cases the recognition of AMT does not result in tax expense. However, since the Company’s net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company records and pays state income tax expense related to certain states where NOL was either limited or not available to be used.
     The Company recorded $4 million and $15 million of tax provision in the third quarter of 2007 and the first nine months of 2007, respectively. This included $1 million of AMT expense and $3 million of net state tax expense, which included a $1 million tax benefit recorded by PSA and Piedmont, for the third quarter of 2007 and $4 million of AMT expense and $11 million of state tax expense for the first nine months of 2007.
     In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a valuation allowance against its net deferred tax asset. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.
     The Company utilized US Airways’ state NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance will reduce goodwill instead of the provision for income taxes. Accordingly, included in the Company’s state tax provision described above, the Company recognized $4 million of non-cash tax expense in the third quarter of 2007 and $10 million for the first nine months of 2007. As of September 30, 2007, the remaining federal valuation allowance is $100 million. Of this amount, $14 million will impact other comprehensive income when recognized, and $26 million will impact additional paid in capital. None of the remaining federal valuation allowance is associated with acquired NOL. The remaining state valuation allowance is $33 million, of which $14 million was established through the recognition of tax expense and $19 million is associated with acquired NOL. In accordance with SFAS No. 109, the decreases in the valuation allowance recognized as tax expense will offset the Company’s federal and state tax provisions dollar for dollar, and the decrease in the valuation allowance associated with acquired NOL will be recorded as a reduction of goodwill.
     The Company’s 2006 tax provision included AMT expense of $1 million and $6 million and state income tax of $1 million and $3 million in the three and nine months ended September 30, 2006, respectively.  Additionally, in the third quarter of 2006, US Airways utilized NOL that was generated by US Airways prior to the merger. As this was acquired NOL, the decrease in the valuation allowance reduced goodwill instead of the provision for income taxes. Accordingly, the Company recognized $59 million of non-cash income tax expense in the three and nine months ended September 30, 2006.

8. Express expenses
     Expenses associated with US Airways’ former MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete, and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Aircraft fuel and related taxes	$199	$210	$539	$585
Salaries and related costs	63	58	190	189
Capacity purchases	248	249	767	725
Aircraft rent	13	11	38	47
Aircraft maintenance	20	18	59	55
Other rent and landing fees	27	33	84	97
Selling expenses	39	36	119	111
Depreciation and amortization	6	6	17	18
Other expenses	34	32	108	103

Express expenses	$649	$653	$1,921	$1,930

9. Short-term investments
     Short-term investments as of September 30, 2007 consist of the following (in millions):

	September 30, 2007
	Estimated	Unrealized
	Market Value	gain (loss)
Available for sale securities:
Auction rate securities	$373	$(38)
Held to maturity securities:
Corporate bonds	153	n/a
U.S. government sponsored enterprises	82	n/a
Certificates of deposit	20	n/a
Mortgage and asset backed securities	14	n/a
Municipal bonds	5	n/a

Total held to maturity securities	274	n/a

Total short term investments	$647	$(38)

     Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 28 days. The underlying securities have contractual maturities greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of September 30, 2007, the Company held auction rate securities totaling $411 million of par value that recently failed to settle at auctions. While the Company continues to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value. Accordingly, the Company has recorded these investments at an estimated fair value of $373 million and recorded an unrealized loss on these securities of $38 million in other comprehensive income, reflecting the decline in the estimated fair value of these securities. The Company has concluded that no other-than-temporary impairment losses occurred in the three and nine months ended September 30, 2007 due to the fact that the decline in market value is due to general market conditions, these investments are of high credit quality of which a significant portion of the investments’ AAA credit ratings have been reaffirmed since August 30, 2007, and the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The Company will continue to monitor its auction rate securities and may be required to record an impairment charge if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated based on prices provided by the firms managing the Company’s investments along with estimates made by management based on its expectation of the assumptions market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.
     The Company has the ability and intention to hold investments classified as held to maturity until maturity. All held to maturity investments mature in one year or less and are recorded at amortized cost.

10. Other comprehensive income (loss), net
     The Company’s other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2007 and 2006 consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$177	$(78)	$506	$292
Unrealized losses on available for sale securities	(38)	—	(38)	—

Total comprehensive income (loss)	$139	$(78)	$468	$292

     The components of accumulated other comprehensive income (loss), net of tax, were as follows as of September 30, 2007 and December 31, 2006 (in millions):

	September 30,	December 31,
	2007	2006
Accumulated net unrealized losses on available for sale securities	$(38)	$—
Adjustment to initially apply FASB Statement No. 158	3	3

Accumulated other comprehensive income (loss)	$(35)	$3

11. Financial information for subsidiary guarantors and non-guarantor subsidiaries
     The Company’s 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior subordinated basis, by US Airways and AWA (the “Subsidiary Guarantors”). The other subsidiaries of the Company (the “Non-Guarantor Subsidiaries”) do not guarantee the 7% Senior Convertible Notes. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006.
US Airways Group, Inc.
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2007
(unaudited)
(in millions)

	US Airways Group,				US Airways
	Inc. (Parent	Subsidiary	Non-Guarantor		Group, Inc.
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating revenues:
Mainline passenger	$—	$2,133	$—	$—	$2,133
Express passenger	—	692	—	—	692
Cargo	—	32	—	—	32
Other	—	208	427	(456)	179

Total operating revenues	—	3,065	427	(456)	3,036
Operating expenses:
Aircraft fuel and related taxes	—	692	—	—	692
Gain on fuel hedging instruments, net	—	(33)	—	—	(33)
Salaries and related costs	—	555	30	(30)	555
Express expenses	—	678	—	(29)	649
Aircraft rent	—	182	22	(22)	182
Aircraft maintenance	—	144	20	(20)	144
Other rent and landing fees	—	142	5	(6)	141
Selling expenses	—	116	—	—	116
Special items, net	—	17	—	—	17
Depreciation and amortization	—	48	4	(5)	47
Other	—	322	346	(344)	324

Total operating expenses	—	2,863	427	(456)	2,834

Operating income	—	202	—	—	202
Nonoperating income (expense):
Interest income	23	43	—	(23)	43
Interest expense, net	(32)	(54)	(3)	23	(66)
Other, net	186	1	—	(185)	2

Total nonoperating income (expense), net	177	(10)	(3)	(185)	(21)
Income (loss) before income taxes	177	192	(3)	(185)	181
Income tax provision (benefit)	—	5	(1)	—	4

Net income (loss)	$177	$187	$(2)	$(185)	$177

US Airways Group, Inc.
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2007
(unaudited)
(in millions)

	US Airways Group,				US Airways
	Inc. (Parent	Subsidiary	Non-Guarantor		Group, Inc.
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating revenues:
Mainline passenger	$—	$6,233	$—	$—	$6,233
Express passenger	—	2,039	—	—	2,039
Cargo	—	102	—	—	102
Other	—	637	1,231	(1,318)	550

Total operating revenues	—	9,011	1,231	(1,318)	8,924
Operating expenses:
Aircraft fuel and related taxes	—	1,900	—	—	1,900
Gain on fuel hedging instruments, net	—	(111)	—	—	(111)
Salaries and related costs	—	1,659	91	(91)	1,659
Express expenses	—	1,997	—	(76)	1,921
Aircraft rent	—	542	64	(64)	542
Aircraft maintenance	—	479	58	(58)	479
Other rent and landing fees	—	409	14	(15)	408
Selling expenses	—	347	—	—	347
Special items, net	—	83	—	—	83
Depreciation and amortization	—	142	12	(17)	137
Other	7	937	1,005	(997)	952

Total operating expenses	7	8,384	1,244	(1,318)	8,317

Operating income (loss)	(7)	627	(13)	—	607
Nonoperating income (expense):
Interest income	69	131	1	(70)	131
Interest expense, net	(96)	(171)	(9)	70	(206)
Other, net	540	3	1	(555)	(11)

Total nonoperating income (expense), net	513	(37)	(7)	(555)	(86)
Income (loss) before income taxes	506	590	(20)	(555)	521
Income tax provision (benefit)	—	16	(1)	—	15

Net income (loss)	$506	$574	$(19)	$(555)	$506

US Airways Group, Inc.
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2006
(unaudited)
(in millions)

	US Airways Group,				US Airways
	Inc. (Parent	Subsidiary	Non-Guarantor		Group, Inc.
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating revenues:
Mainline passenger	$—	$2,052	$—	$—	$2,052
Express passenger	—	703	—	—	703
Cargo	—	40	—	—	40
Other	—	211	404	(442)	173

Total operating revenues	—	3,006	404	(442)	2,968
Operating expenses:
Aircraft fuel and related taxes	—	719	—	—	719
Loss on fuel hedging instruments, net	—	88	—	—	88
Salaries and related costs	—	529	29	(29)	529
Express expenses	—	683	—	(30)	653
Aircraft rent	—	181	22	(22)	181
Aircraft maintenance	—	142	17	(17)	142
Other rent and landing fees	—	147	5	(6)	146
Selling expenses	—	120	—	—	120
Special items, net	—	27	—	—	27
Depreciation and amortization	—	43	5	(6)	42
Other	—	309	328	(332)	305

Total operating expenses	—	2,988	406	(442)	2,952

Operating income (loss)	—	18	(2)	—	16
Nonoperating income (expense):
Interest income	25	44	1	(25)	45
Interest expense, net	(32)	(64)	(3)	25	(74)
Other, net	(71)	1	—	66	(4)

Total nonoperating expense, net	(78)	(19)	(2)	66	(33)
Loss before income taxes	(78)	(1)	(4)	66	(17)
Income tax provision	—	61	—	—	61

Net loss	$(78)	$(62)	$(4)	$66	$(78)

US Airways Group, Inc.
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2006
(unaudited)
(in millions)

	US Airways Group,				US Airways
	Inc. (Parent	Subsidiary	Non-Guarantor		Group, Inc.
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating revenues:
Mainline passenger	$—	$6,048	$—	$—	$6,048
Express passenger	—	2,095	—	—	2,095
Cargo	—	114	—	—	114
Other	—	619	1,039	(1,144)	514

Total operating revenues	—	8,876	1,039	(1,144)	8,771
Operating expenses:
Aircraft fuel and related taxes	—	1,943	—	—	1,943
Loss on fuel hedging instruments, net	—	32	—	—	32
Salaries and related costs	—	1,574	89	(89)	1,574
Express expenses	—	2,020	—	(90)	1,930
Aircraft rent	—	546	65	(65)	546
Aircraft maintenance	—	432	51	(51)	432
Other rent and landing fees	—	434	15	(17)	432
Selling expenses	—	348	—	—	348
Special items, net	—	18	—	—	18
Depreciation and amortization	—	136	14	(18)	132
Other	2	910	803	(814)	901

Total operating expenses	2	8,393	1,037	(1,144)	8,288

Operating income (loss)	(2)	483	2	—	483
Nonoperating income (expense):
Interest income	54	111	2	(56)	111
Interest expense, net	(66)	(201)	(10)	56	(221)
Other, net	306	(13)	1	(308)	(14)

Total nonoperating income (expense), net	294	(103)	(7)	(308)	(124)
Income (loss) before income taxes and cumulative effect of change in accounting principle	292	380	(5)	(308)	359
Income tax provision	—	66	2	—	68

Income (loss) before cumulative effect of change in accounting principle	292	314	(7)	(308)	291
Cumulative effect of change in accounting principle, net	—	1	—	—	1

Net income (loss)	$292	$315	$(7)	$(308)	$292

US Airways Group, Inc.
Condensed Consolidating Balance Sheet
September 30, 2007
(unaudited)
(in millions)

	US Airways Group,				US Airways
	Inc. (Parent	Subsidiary	Non-Guarantor		Group, Inc.
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$5	$2,027	$1	$—	$2,033
Short-term investments	—	647	—	—	647
Restricted cash	—	2	—	—	2
Accounts receivable, net	—	484	10	—	494
Receivables from related parties, net	1,210	—	—	(1,210)	—
Materials and supplies, net	—	218	38	—	256
Prepaid expenses and other	—	507	9	—	516

Total current assets	1,215	3,885	58	(1,210)	3,948
Property and equipment
Flight equipment	—	2,202	96	—	2,298
Ground property and equipment	—	589	83	—	672
Less accumulated depreciation and amortization	—	(660)	(54)	—	(714)

	—	2,131	125	—	2,256
Equipment purchase deposits	—	78	—	—	78

Total property and equipment	—	2,209	125	—	2,334
Other assets
Goodwill	—	619	—	—	619
Other intangibles, net	—	495	40	—	535
Restricted cash	—	449	—	—	449
Other assets, net	1,958	210	2	(1,951)	219

Total other assets	1,958	1,773	42	(1,951)	1,822

Total assets	$3,173	$7,867	$225	$(3,161)	$8,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$16	$92	$1	$—	$109
Accounts payable	—	369	22	—	391
Payables to related parties, net	—	1,097	113	(1,210)	—
Air traffic liability	—	944	—	—	944
Accrued compensation and vacation	—	206	8	—	214
Accrued taxes	(3)	135	—	—	132
Other accrued expenses	2	916	19	—	937

Total current liabilities	15	3,759	163	(1,210)	2,727
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,657	1,293	30	—	2,980
Deferred gains and credits	—	177	—	—	177
Postretirement benefits other than pensions	—	178	2	—	180
Employee benefit liabilities and other	—	555	19	—	574

Total noncurrent liabilities and deferred credits	1,657	2,203	51	—	3,911
Stockholders’ equity
Common stock	1	—	—	—	1
Additional paid-in capital	1,529	1,845	46	(1,891)	1,529
Accumulated other comprehensive income (loss)	—	(38)	3	—	(35)
Retained earnings (deficit)	(16)	98	(38)	(60)	(16)
Treasury stock	(13)	—	—	—	(13)

Total stockholders’ equity	1,501	1,905	11	(1,951)	1,466

Total liabilities and stockholders’ equity	$3,173	$7,867	$225	$(3,161)	$8,104

US Airways Group, Inc.
Condensed Consolidating Balance Sheet
December 31, 2006
(unaudited)
(in millions)

	US Airways Group,				US Airways
	Inc. (Parent	Subsidiary	Non-Guarantor		Group, Inc.
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2	$1,110	$4	$—	$1,116
Short-term investments	—	1,249	—	—	1,249
Restricted cash	—	1	—	—	1
Accounts receivable, net	—	383	5	—	388
Receivables from related parties, net	2,711	—	—	(2,711)	—
Materials and supplies, net	—	187	36	—	223
Prepaid expenses and other	—	351	26	—	377

Total current assets	2,713	3,281	71	(2,711)	3,354
Property and equipment
Flight equipment	—	1,965	86	—	2,051
Ground property and equipment	—	518	80	—	598
Less accumulated depreciation and amortization	—	(540)	(43)	—	(583)

	—	1,943	123	—	2,066
Equipment purchase deposits	—	48	—	—	48

Total property and equipment	—	1,991	123	—	2,114
Other assets
Goodwill	—	629	—	—	629
Other intangibles, net	—	513	41	—	554
Restricted cash	—	666	—	—	666
Other assets, net	(420)	240	3	436	259

Total other assets	(420)	2,048	44	436	2,108

Total assets	$2,293	$7,320	$238	$(2,275)	$7,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$—	$93	$2	$—	$95
Accounts payable	—	436	18	—	454
Payables to related parties, net	—	2,607	104	(2,711)	—
Air traffic liability	—	847	—	—	847
Accrued compensation and vacation	1	250	11	—	262
Accrued taxes	—	180	1	—	181
Other accrued expenses	1	850	22	—	873

Total current liabilities	2	5,263	158	(2,711)	2,712
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,324	1,556	27	—	2,907
Deferred gains and credits	—	205	—	—	205
Postretirement benefits other than pensions	—	183	4	—	187
Employee benefit liabilities and other	—	578	17	—	595

Total noncurrent liabilities and deferred credits	1,324	2,522	48	—	3,894
Stockholders’ equity
Common stock	1	—	—	—	1
Additional paid-in capital	1,501	11	48	(59)	1,501
Accumulated other comprehensive income	—	—	3	—	3
Accumulated deficit	(522)	(476)	(19)	495	(522)
Treasury stock	(13)	—	—	—	(13)

Total stockholders’ equity	967	(465)	32	436	970

Total liabilities and stockholders’ equity	$2,293	$7,320	$238	$(2,275)	$7,576

US Airways Group, Inc.
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2007
(unaudited)
(in millions)

	US Airways Group,				US Airways
	Inc. (Parent	Subsidiary	Non-Guarantor		Group, Inc.
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(25)	$456	$9	$—	$440
Cash flows from investing activities
Purchases of property and equipment	—	(333)	(12)	—	(345)
Purchases of short-term investments	—	(2,560)	—	—	(2,560)
Sales of short-term investments	—	3,124	—	—	3,124
Decrease in long-term restricted cash	—	217	—	—	217
Proceeds from disposition of assets	—	4	—	—	4
Increase in equipment purchase deposits	—	(30)	—	—	(30)

Net cash provided by (used for) investing activities	—	422	(12)	—	410
Cash flows from financing activities
Repayments of debt	(1,575)	(93)	—	—	(1,668)
Proceeds from issuance of debt	1,600	132	—	—	1,732
Proceeds from issuance of common stock, net	3	—	—	—	3

Net cash provided by financing activities	28	39	—	—	67

Net increase (decrease) in cash and cash equivalents	3	917	(3)	—	917
Cash and cash equivalents at beginning of period	2	1,111	3	—	1,116

Cash and cash equivalents at end of period	$5	$2,028	$—	$—	$2,033

US Airways Group, Inc.
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2006
(unaudited)
(in millions)

	US Airways Group,				US Airways
	Inc. (Parent	Subsidiary	Non-Guarantor		Group, Inc.
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(9)	$502	$(16)	$—	$477
Cash flows from investing activities
Purchases of property and equipment	—	(131)	(8)	—	(139)
Purchases of short-term investments	—	(1,685)	—	—	(1,685)
Sales of short-term investments	—	975	—	—	975
Decrease in long-term restricted cash	—	157	—	—	157
Proceeds from disposition of assets	—	4	—	—	4
Increase in equipment purchase deposits	—	(8)	—	—	(8)

Net cash used for investing activities	—	(688)	(8)	—	(696)
Cash flows from financing activities
Repayments of debt	(1,076)	(89)	—	—	(1,165)
Proceeds from issuance of debt	1,327	48	—	—	1,375
Proceeds from issuance of common stock, net	38	—	—	—	38
Net increase (decrease) in payables to related parties	(286)	262	24	—	—

Net cash provided by financing activities	3	221	24	—	248
Net increase (decrease) in cash and cash equivalents	(6)	35	—	—	29

Cash and cash equivalents at beginning of period	8	1,116	1	—	1,125

Cash and cash equivalents at end of period	$2	$1,151	$1	$—	$1,154

12. Airbus subsequent event
     In June 2007, US Airways announced that it had agreed to terms with Airbus for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 wide-body aircraft, including 22 A350 Xtra Wide-Body (“XWB”) aircraft and ten A330 aircraft. On October 2, 2007, US Airways and Airbus executed the following definitive agreements for these aircraft:
•	An Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, which supersedes the AWA A319/A320 Purchase Agreement. The terms of the amended and restated purchase agreement encompass the purchase of 60 new narrow-body aircraft, including ten A319 aircraft, 40 A320 aircraft, and ten A321 aircraft, with conversion rights, in addition to the 37 aircraft from the previous A319/A320 Purchase Agreement. Deliveries of the aircraft under this agreement, including the 37 aircraft from the previous purchase agreement, will run through 2012. US Airways expects to use the 60 A320 family aircraft to replace 60 older aircraft in the airline’s fleet. The amended and restated purchase agreement also provides US Airways with certain conversion rights, as well as purchase rights for the acquisition of additional A320 family aircraft, subject to certain terms and conditions. In addition, the amended and restated purchase agreement revises the delivery schedule for 15 A318 aircraft and provides US Airways with certain other rights with respect thereto.

•	An Amended and Restated Airbus A350 XWB Purchase Agreement, which supersedes the A350 Purchase Agreement dated September 27, 2005 between US Airways Group, US Airways, AWA and AVSA, S.A.R.L. (now Airbus S.A.S.). The new purchase agreement increases the number of firm order aircraft from 20 A350 aircraft to 18 A350-800 XWB aircraft and four A350-900 XWB aircraft, with the option to convert these aircraft to other A350 models, subject to certain terms and conditions. Deliveries for the 22 A350 XWB aircraft will begin in 2014 and extend through 2017. US Airways expects to use these aircraft for modest international expansion or replacement of existing older technology aircraft, as market conditions warrant. The Amended and Restated Airbus A350 XWB Purchase Agreement also gives US Airways purchase rights for the acquisition of additional A350 XWB aircraft, subject to certain terms and conditions.

•	An Airbus A330 Purchase Agreement which provides for the purchase by US Airways of ten firm order A330-200 aircraft with deliveries in 2009 and 2010. US Airways expects to use these aircraft to facilitate the retirement of its existing B767 fleet. The Airbus A330 Purchase Agreement also provides US Airways with purchase rights for the acquisition of additional A330-200 aircraft, subject to certain terms and conditions.
     Under the agreements discussed above, US Airways’ total future commitments to Airbus are expected to be approximately $6.6 billion through 2017, which includes predelivery deposits and payments. US Airways expects to fund these payments through future financings.
     On October 2, 2007, US Airways and Airbus also entered into Amendment No. 11 to the A330/A340 Purchase Agreement dated as of November 24, 1998, rescheduling the delivery positions for the cancellable A330 aircraft under that agreement to dates in 2014 and 2015 and replacing the predelivery payment schedule.
     In addition, on October 2, 2007, US Airways and Airbus entered into a term sheet which, subject to US Airways’ board approval, will add an additional five firm A330-200s to the Airbus A330 Purchase Agreement.

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Mainline passenger	$2,133	$2,052	$6,233	$6,048
Express passenger	692	703	2,039	2,095
Cargo	32	40	102	114
Other	208	211	637	619

Total operating revenues	3,065	3,006	9,011	8,876
Operating expenses:
Aircraft fuel and related taxes	692	719	1,900	1,943
Loss (gain) on fuel hedging instruments, net	(33)	88	(111)	32
Salaries and related costs	555	529	1,659	1,574
Express expenses	678	683	1,997	2,020
Aircraft rent	182	181	542	546
Aircraft maintenance	144	142	479	432
Other rent and landing fees	141	146	408	432
Selling expenses	116	120	347	348
Special items, net	17	27	83	18
Depreciation and amortization	49	44	143	138
Other	322	309	937	910

Total operating expenses	2,863	2,988	8,384	8,393

Operating income	202	18	627	483
Nonoperating income (expense):
Interest income	43	44	131	111
Interest expense, net	(55)	(65)	(174)	(205)
Other, net	2	2	6	(9)

Total nonoperating expense, net	(10)	(19)	(37)	(103)
Income (loss) before income taxes and cumulative effect of change in accounting principle	192	(1)	590	380
Income tax provision	5	61	16	66

Income (loss) before cumulative effect of change in accounting principle	187	(62)	574	314
Cumulative effect of change in accounting principle, net	—	—	—	1

Net income (loss)	$187	$(62)	$574	$315

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$2,028	$1,111
Short-term investments	647	1,249
Restricted cash	2	1
Accounts receivable, net	484	383
Materials and supplies, net	218	187
Prepaid expenses and other	507	351

Total current assets	3,886	3,282
Property and equipment
Flight equipment	2,202	1,965
Ground property and equipment	651	579
Less accumulated depreciation and amortization	(689)	(567)

	2,164	1,977
Equipment purchase deposits	78	48

Total property and equipment	2,242	2,025
Other assets
Goodwill	619	629
Other intangibles, net	495	513
Restricted cash	449	666
Other assets, net	211	236

Total other assets	1,774	2,044

Total assets	$7,902	$7,351

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$93	$95
Accounts payable	369	436
Payables to related parties, net	1,102	2,608
Air traffic liability	944	847
Accrued compensation and vacation	206	250
Accrued taxes	135	180
Other accrued expenses	916	851

Total current liabilities	3,765	5,267
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,322	1,583
Deferred gains and credits	177	205
Postretirement benefits other than pensions	178	183
Employee benefit liabilities and other	555	578

Total noncurrent liabilities and deferred credits	2,232	2,549
Stockholder’s equity
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,845	11
Accumulated other comprehensive loss	(38)	—
Retained earnings (deficit)	98	(476)

Total stockholder’s equity	1,905	(465)

Total liabilities and stockholder’s equity	$7,902	$7,351

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$456	$502
Cash flows from investing activities
Purchases of property and equipment	(333)	(131)
Purchases of short-term investments	(2,560)	(1,685)
Sales of short-term investments	3,124	975
Decrease in long-term restricted cash	217	157
Proceeds from disposition of assets	4	4
Increase in equipment purchase deposits	(30)	(8)

Net cash provided by (used for) investing activities	422	(688)
Cash flows from financing activities
Repayments of debt and capital lease obligations	(93)	(89)
Proceeds from issuance of debt	132	48
Net increase in payables to related parties	—	262

Net cash provided by financing activities	39	221

Net increase in cash and cash equivalents	917	35
Cash and cash equivalents at beginning of period	1,111	1,116

Cash and cash equivalents at end of period	$2,028	$1,151

Non-cash investing and financing activities
Repayment of Barclays prepaid miles by parent	$325	$—
Contribution of US Airways Group’s investment in America West Holdings to US Airways	1,157	—
Forgiveness of intercompany payable to US Airways Group	1,833	—
Unrealized loss on available for sale securities	38	—
Repayment of ATSB, Airbus, and GECC loans by parent	—	981
Loan proceeds received by parent	—	64
Notes payable cancelled under aircraft purchase agreement	—	4
Conversion of 7.5% Convertible Senior Notes, net of discount of $17 million, to common stock of US Airways Group	—	95
Equipment purchases financed by capital leases	—	3
Supplemental information
Cash paid for interest, net of amounts capitalized	$106	$150
Cash paid for income taxes	4	6
See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2006. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont Airlines, Inc., PSA Airlines, Inc. and Material Services Company, Inc. (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”), the parent company of America West Airlines, Inc. (“AWA), pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
     On September 26, 2007, as part of the integration efforts following the merger of US Airways Group and America West Holdings in September 2005, AWA surrendered its Federal Aviation Administration (“FAA”) operating certificate. As a result, all future mainline airline operations will be conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed one hundred percent of its equity interest in America West Holdings to US Airways. As a result, America West Holdings and its wholly owned subsidiary AWA are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways. This transaction constitutes a transfer of assets between entities under common control and was accounted for at historical cost.
     As part of the transfer of assets and liabilities to US Airways, all of AWA’s obligations with respect to certain pass through trusts and the leases of related aircraft and engines were transferred to US Airways. The pass through trusts had issued pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETCs”), of which AWA was the deemed issuer for Securities and Exchange Commission (“SEC”) reporting purposes. Because US Airways has assumed all of AWA’s obligations with respect to the pass through trusts, US Airways is now the deemed issuer of these EETCs. As a result, AWA no longer has an obligation to file separate financial statements or reports with the SEC and has filed a Form 15 with the SEC terminating its reporting obligations.
     Transfers of assets between entities under common control and ownership are accounted for in a manner similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the contribution of shares. The accompanying consolidated financial statements in this quarterly report on Form 10-Q are presented as though the transfer had occurred at the beginning of the earliest period presented.
     Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent traveler program and estimates of fair value for assets and liabilities established in purchase accounting. Certain prior year amounts have been reclassified to conform with the 2007 presentation.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     US Airways adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on US Airways’ financial statements. US Airways files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. As part of the US Airways bankruptcy filings, the Internal Revenue Service and various state jurisdictions filed proofs of claim. Upon its emergence from bankruptcy, US Airways had established reserves for all IRS claims and state income tax claims as of the date of the bankruptcy filing on September 12, 2004. All creditors, including the IRS and state and local taxing jurisdictions, had to timely file a proof of claim to support any tax deficiencies per the tax authority records. On February 15, 2007, US Airways and the IRS agreed to settle the IRS’s outstanding proof of claims for $7 million. As of the end of the third quarter, US Airways had remaining reserves of less than $1 million related to uncertain tax positions.
     All federal and state tax filings for US Airways and AWA for fiscal years through December 31, 2006 have been filed timely. There are currently no federal or state audits in process. US Airways’ last federal income tax audit closed all tax years through December 31, 2002. AWA’s tax year 2002 was closed by operation of the statute of limitations expiring, and there were no extensions filed.
     In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. US Airways adopted EITF 06-3 during the first quarter of 2007. US Airways collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on US Airways’ consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. US Airways will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on US Airways’ consolidated financial statements.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. US Airways currently uses the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 did not have any material impact on US Airways’ consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the US Airways’ consolidated financial statements.

2. Special items, net
     Special items as shown on the condensed consolidated statements of operations include the following charges (credits) for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Airbus restructuring (a)	$—	$—	$—	$(90)
Merger related transition expenses (b)	17	27	83	108

Special items, net	$17	$27	$83	$18

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus loans. As a result, US Airways recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the continuing effort to consolidate functions and integrate organizations, procedures, and operations with AWA, US Airways incurred $17 million of transition and merger integration costs in the third quarter of 2007. These items included $1 million in training and related expenses; $3 million in compensation expenses for equity awards granted in connection with the merger; $5 million of aircraft livery costs; $7 million in professional and technical fees related to the integration of the airline operations systems and $1 million of other expenses. During the third quarter of 2006, US Airways incurred $27 million of transition and merger integration costs. These items included $11 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger; $1 million of aircraft livery costs; $13 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of the airline operations systems; $1 million in employee moving expenses and $1 million of transition related sales and marketing program expenses.

In connection with the merger transition efforts noted above, US Airways incurred $83 million of transition and merger integration costs in the first nine months of 2007. These items included $12 million in training and related expenses; $16 million in compensation expenses for equity awards granted in connection with the merger; $15 million of aircraft livery costs; $30 million in professional and technical fees related to the integration of the airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $5 million of other expenses. During the first nine months of 2006, US Airways incurred $108 million of transition and merger integration costs. These items included $39 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger; $10 million of aircraft livery costs; $29 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of the airline operations systems; $6 million in employee moving expenses; $11 million of net costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $9 million in merger related aircraft lease return expense; $2 million of transition related sales and marketing program expenses; $1 million of programming service expenses and $1 million of other expenses.
3. Stock options
     Agreements with ALPA — US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of US Airways Group’s common stock. The first tranche of 500,000 stock options was granted in January 2006 with an exercise price of $33.65 and the second tranche of 300,000 stock options was granted in January 2007 with an exercise price of $56.90. The exercise price for each grant is based on the average market price of US Airways Group’s common stock for the 20 business days preceding the option issuance date, per the terms of the letter of agreement with ALPA. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of our plans.
     The per share fair value of the ALPA pilot stock options granted on January 31, 2007 was $18.02, calculated using a Black-Scholes option pricing model.
     There was no compensation expense related to the ALPA stock options in the third quarter of 2007 as the stock options fully vested on the grant date. US Airways’ net income for the nine months ended September 30, 2007 includes $5 million of compensation costs related to the ALPA stock option grant in January 2007. As of September 30, 2007, there were no unrecognized compensation costs related to stock options granted to ALPA pilots.
     Annual Incentive Grant — On April 11, 2007, US Airways Group granted 690,928 stock appreciation rights (“SARs”) and 185,556 restricted stock units (“RSUs”) under the US Airways Group 2005 Equity Incentive Plan to certain individuals of US Airways Group as part of the annual incentive grant.
     The per share fair value of the SARs and RSUs granted on April 11, 2007 was $17.65 and $45.01, respectively. The fair value of SARs was calculated using a Black-Scholes option pricing model.
     The compensation expense recorded in the three and nine month periods ended September 30, 2007 by US Airways Group and allocated to US Airways related to the SARs and RSUs granted as part of the annual incentive grant was $2 million and $3 million, respectively. The unrecognized compensation cost as of September 30, 2007 was $14 million, which will be allocated to the statement of operations of US Airways. These costs are expected to be recognized over a weighted average period of 2.5 years.
4. Debt
     The following table details US Airways’ debt as of September 30, 2007 and December 31, 2006 (in millions). Variable interest rates listed are the rates as of September 30, 2007 unless noted.

	September 30,	December 31,
	2007	2006
Secured
Equipment notes payable, variable interest rates of 6.83% to 9.62%	$1,322	$1,258
Slot financing, interest rate of 8%, installments due through 2015 (a)	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021 (b)	41	41
Senior secured discount notes, variable interest rate of 8.58%, installments due 2005 through 2009 (c)	33	33
GE Credit Facility (d)	—	21
Capital lease obligations, computer software, installments due through 2008	2	2

	1,445	1,402

Unsecured
GE Engine Maintenance Term Note, variable interest rate of 9.37%, installments due 2008 through 2011 (e)	55	45
Industrial development bonds, fixed interest rate of 6.3%, due 2023 (f)	29	29
Barclays prepaid miles (formerly Juniper prepaid miles) (d)	—	325
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012 (g)	10	10

	94	409

Total long-term debt and capital lease obligations	1,539	1,811
Less: Unamortized discount on debt	(124)	(133)
Current maturities	(93)	(95)

Long-term debt and capital lease obligations, net of current maturities	$1,322	$1,583

(a)	In September 2005, US Airways entered into an agreement with Republic Airways to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale-leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015. In December 2006, Republic Airways and US Airways modified terms of the agreement to conform to subsequent regulatory changes at LaGuardia, and the slots were returned to US Airways. The need for a subsequent modification was fully contemplated in the original agreement.

(b)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.
(c)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier in 2004 when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among AWA, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.
AWA has fully and unconditionally guaranteed the payment and performance of FTCHP’s obligations under the notes and the loan agreement. The notes require aggregate principal payments of $36 million with principal payments of $2 million due on each of the first two anniversary dates and the remaining principal amount due on the fifth anniversary date. The notes may be prepaid in full at any time (subject to customary LIBOR breakage costs) and in partial amounts of $2 million on the third and fourth anniversary dates. The unpaid principal amount of the notes bears interest based on LIBOR plus a margin subject to adjustment based on a loan to collateral value ratio.
The loan agreement contains customary covenants applicable to loans of this type, including obligations relating to the preservation of the collateral and restrictions on the activities of FTCHP. In addition, the loan agreement contains events of default, including payment defaults, cross-defaults to other debt of FTCHP, if any, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.
In connection with this financing, AWA sold all of its leasehold interests in the maintenance facility and flight training center to FTCHP and entered into subleases for the facilities with FTCHP at lease rates expected to approximate the interest payments due under the notes. In addition, AWA agreed to make future capital contributions to FTCHP in amounts sufficient to cover principal payments and other amounts owing pursuant to the notes and the loan agreement. As part of the transfer of substantially all of AWA’s assets and liabilities to US Airways in connection with the combination of all mainline airline operations under one FAA operating certificate on September 26, 2007, AWA assigned its subleases for the facilities with FTCHP to US Airways. In addition, US Airways assumed all of the obligations of AWA in connection with the financing and joined the guarantee of the payment and performance of FTCHP’s obligations under the notes and the loan agreement.
The proceeds from this financing, together with $11 million from operating cash flow, were irrevocably deposited with the trustee for AWA’s 10 3/4% senior unsecured notes due 2005, and the notes were subsequently redeemed on January 26, 2005.
(d)	On March 23, 2007, US Airways Group entered into a new term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways is a guarantor of the Citicorp credit facility.
The proceeds of the Citicorp credit facility were used to repay in full the following indebtedness:
•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with General Electric Capital Corporation (“GECC”) and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loan was $1.25 billion.

•	The Barclays prepaid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC that has since been renamed Barclays Bank Delaware (“Barclays”). At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005 with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
(e)	In December 2004, deferred charges under US Airways’ maintenance agreements with GE Engine Systems, Inc. were converted into an unsecured term note. Interest on the note accrues at LIBOR plus 4%, and becomes payable beginning in January 2008, at which time principal and interest payments are due in 48 monthly installments.

(f)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.
(g)	In connection with US Airways Group’s emergence from bankruptcy in September 2005, it reached a settlement with the PBGC related to the termination of three of its defined benefit pension plans. The settlement included the issuance of a $10 million note which matures in 2012 and bears interest at 6% payable annually in arrears.
     Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At September 30, 2007, the estimated maturities of long-term debt and capital leases are as follows (in millions):

2007	$12
2008	97
2009	126
2010	101
2011	113
Thereafter	1,090

$1,539

5. Bankruptcy claims resolution
     Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.6 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. As of September 30, 2007, there were approximately $274 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.
6. Related party transactions
     The following represents the net payable balances with affiliates as of September 30, 2007 and December 31, 2006 (in millions):

	September 30, 2007	December 31, 2006
US Airways Group	$1,060	$2,546
US Airways Group wholly owned subsidiaries	42	62

	$1,102	$2,608

     US Airways Group has the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. The net payable to US Airways Group consists of $1.1 billion due to debt previously recorded at US Airways which was refinanced with proceeds from the 2006 refinancing by US Airways Group. Prior to the contribution of one hundred percent of US Airways Group’s equity interest in America West Holdings to US Airways on September 26, 2007, US Airways Group contributed all related party receivables from America West Holdings and AWA to the capital of America West Holdings and AWA resulting in a $1.8 billion decrease in the related party payable to US Airways Group. The remainder of the payable is a result of funds provided to and received from US Airways Group that arise in the normal course of business.
     The net payable to the US Airways Group wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

7. Income taxes
     US Airways accounts for income taxes according to the provisions in SFAS No. 109, “Accounting for Income Taxes.” US Airways and its wholly owned subsidiaries are part of the US Airways Group consolidated income tax return.
     The reorganization of US Airways Group and merger with America West Holdings on September 27, 2005 resulted in a statutory “ownership change” as defined for purposes of Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any net operating losses, or NOL, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. As a result of the merger, a significant portion of US Airways Group’s common stock was beneficially owned by a small number of equity investors. Due to sales by some of these investors and purchases by other investors since the merger, an “ownership change” occurred in February of 2007 for US Airways Group, as that term is defined in Section 382 of the Internal Revenue Code.
     As of December 31, 2006, US Airways had available NOL and tax credit carryforwards for federal and state income tax purposes of approximately $967 million and $36 million, respectively. The NOL expires during the years 2022 through 2025. Approximately $550 million of the NOL is available to shelter federal taxable income in the calendar year 2007, as a result of the ownership change discussed above for US Airways Group.
     In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. US Airways has recorded a valuation allowance against its net deferred tax asset. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.
     Throughout 2006 and 2007, US Airways utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the corresponding decrease in the valuation allowance reduced goodwill instead of the provision for income taxes. US Airways recognized $4 million and $10 million of non-cash state income tax expense for the three and nine months ended September 30, 2007, respectively, and $59 million of non-cash income tax expense for the three and nine months ended September 30, 2006. As of September 30, 2007, the remaining federal valuation allowance is $104 million. Of this amount, $14 million will impact other comprehensive income when recognized and $26 million will impact additional paid in capital. None of the remaining federal valuation allowance is associated with acquired NOL. The remaining state valuation allowance is $33 million, of which $14 million was established through the recognition of tax expense and $19 million is associated with acquired NOL. In accordance with SFAS No. 109, the decreases in the valuation allowance recognized as tax expense will offset the US Airways federal and state tax provisions dollar for dollar, and the decrease in the valuation allowance associated with acquired NOL will be recorded as a reduction of goodwill.
     US Airways expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2007. In most cases, the recognition of AMT does not result in tax expense. However, since US Airways’ net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. US Airways recorded AMT expense of $1 million and $4 million for the three and nine months ended September 30, 2007, respectively. No AMT expense was recorded during the third quarter of 2006, and $5 million of AMT expense was recorded for the nine months ended September 30, 2006. US Airways also recorded $2 million of state income tax related to certain states where NOL was not available or limited for the nine months ended September 30, 2007. The three and nine months ended September 30, 2006 also included $2 million of state income tax related to certain states where NOL was not available or limited.
     The components of the provision for income taxes for the three and nine month periods ended September 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Current provision:
Federal	$1	$—	$4	$5
State	—	2	2	2

Total current	1	2	6	7

Deferred provision:
Federal	—	54	—	54
State	4	5	10	5

Total deferred	4	59	10	59

Provision for income taxes	$5	$61	$16	$66

     Income tax expense differs from amounts computed at the federal statutory income tax rate for the nine month periods ended September 30, 2007 and 2006 as follows (in millions):

	Nine Months Ended
	September 30,
	2007	2006
Income tax expense at the federal statutory income tax rate	$193	$132
Book expenses not deductible for tax	12	(6)
State income tax expense, net of federal income tax expense	24	1
Change in valuation allowance	(209)	(68)
AMT provision	4	6
Other, net	(8)	1

Total	$16	$66

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2007 and December 31, 2006 are as follows (in millions):

	September 30,	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$231	$334
Property, plant, and equipment	20	16
Investments	13	3
Aircraft leases	—	11
Financing transactions	17	—
Employee benefits	305	284
Dividend Miles awards	163	205
Restructuring reserve	—	2
AMT credit carryforward	43	37
Other deferred tax assets	13	45
Valuation allowance	(98)	(263)

Net deferred tax assets	707	674

Deferred tax liabilities:
Depreciation and amortization	467	457
Sale and leaseback transactions and deferred rent	145	126
Leasing transactions	32	21
Financing transactions	—	41
Long-lived intangibles	18	18
Other deferred tax liabilities	63	30

Total deferred tax liabilities	725	693

Net deferred tax liabilities	(18)	(19)

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$(18)	$(19)

     The reason for significant differences between taxable and pretax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

     The federal income tax returns of US Airways through 2002 have been examined and settled with the Internal Revenue Service. US Airways is not currently under examination.
8. Express expenses
          Expenses associated with US Airways’ former MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been classified as Express expenses on the condensed consolidated statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete, and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Aircraft fuel and related taxes	$199	$210	$539	$585
Salaries and related costs	4	6	15	30
Capacity purchases	404	392	1,222	1,157
Aircraft rent	—	—	—	9
Aircraft maintenance	—	1	—	4
Other rent and landing fees	23	28	70	82
Selling expenses	39	36	119	111
Other expenses	9	10	32	42

Express expenses	$678	$683	$1,997	$2,020

9. Short-term investments
     Short-term investments as of September 30, 2007 consist of the following (in millions):

	September 30, 2007
	Estimated	Unrealized
	Market Value	gain (loss)
Available for sale securities:
Auction rate securities	$373	$(38)
Held to maturity securities:
Corporate bonds	153	n/a
U.S. government sponsored enterprises	82	n/a
Certificates of deposit	20	n/a
Mortgage and asset backed securities	14	n/a
Municipal bonds	5	n/a

Total held to maturity securities	274	n/a

Total short term investments	$647	$(38)

          Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 28 days. The underlying securities have contractual maturities greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of September 30, 2007, US Airways held auction rate securities totaling $411 million of par value that recently failed to settle at auctions. While US Airways continues to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value. Accordingly, US Airways has recorded these investments at an estimated fair value of $373 million and recorded an unrealized loss on these securities of $38 million in other comprehensive income, reflecting the decline in the estimated fair value of these securities. US Airways has concluded that no other-than-temporary impairment losses occurred in the three and nine months ended September 30, 2007 due to the fact that the decline in market value is due to general market conditions, these investments are of high credit quality of which a significant portion of the investments’ AAA credit ratings have been reaffirmed since August 30, 2007, and US Airways has the intent and ability to hold these investments until the anticipated recovery in market value occurs. US Airways will continue to monitor its auction rate securities and may be required to record an impairment charge if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated based on prices provided by the firms managing US Airways’ investments along with estimates made by management based on its expectation of the assumptions market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

          US Airways has the ability and intention to hold investments classified as held to maturity until maturity. All held to maturity investments mature in one year or less and are recorded at amortized cost.
10. Other comprehensive income (loss), net
     US Airways’ other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2007 and 2006 consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$187	$(62)	$574	$315
Unrealized losses on available for sale securities	(38)	—	(38)	—

Total comprehensive income (loss)	$149	$(62)	$536	$315

     US Airways’ accumulated other comprehensive loss, net of tax, consisted of $38 million in net unrealized losses on available for sale securities as of September 30, 2007. US Airways did not have any accumulated other comprehensive income as of December 31, 2006.
11. Derivative instruments
     US Airways utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. US Airways utilizes heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments primarily consist of costless collars. As of September 30, 2007, US Airways has entered into costless collars to hedge approximately 44% and 15% of its remaining projected mainline and Express jet fuel requirements for 2007 and 2008. US Airways does not purchase or hold any derivative financial instruments for trading purposes.

     The weighted average collar ranges of the fuel hedges outstanding as of September 30, 2007 are as follows:

	Put Option	Call Option
Heating oil ($/gallon)	$1.86	$2.06
Estimated crude oil equivalent ($/barrel)	$64.66	$73.06
          SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” (“SFAS 133”) requires that all derivatives be marked to market (fair value) and recorded on the balance sheet. Derivatives that are not hedges must be adjusted to fair value through income.

          As of September 30, 2007 and December 31, 2006, US Airways had open fuel hedge positions in place, which do not currently qualify for hedge accounting under SFAS 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded as gains in fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change. US Airways recognized a net gain of $33 million and $111 million, respectively, for the three and nine months ended September 30, 2007 and a net loss of $88 million and $32 million, respectively, for the three and nine months ended September 30, 2006, related to hedging activities. The fair value of US Airways’ financial derivative instruments at September 30, 2007 and December 31, 2006 was a net asset of approximately $62 million and a net liability of $66 million, respectively. Since US Airways’ financial derivative instruments are not traded on a market exchange, the fair values are determined by the use of valuation models with assumptions about commodity prices based on those observed in the underlying markets.
          Under its fuel hedging program, US Airways may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2006, US Airways had $48 million of deposits held as collateral on the open fuel hedge positions that are recorded as prepaid expenses on the consolidated balance sheet. US Airways had no deposits held as collateral as of September 30, 2007 as these deposits are only required when the fair value of the hedges is in a liability position.
          US Airways is exposed to credit risks in the event any counterparty to a hedge transaction fails to meet its obligations. US Airways does not anticipate such non-performance as counterparties are selected based on credit ratings and exposure to any one counterparty is closely monitored.

12. Commitments and contingencies
     (a) Commitments to Purchase Flight Equipment and Maintenance Services
     Airbus Purchase Commitments
          In August 2006, AWA amended its A319/A320 Purchase Agreement with Airbus to add seven new Airbus A321 aircraft to an existing order for thirty A320 family aircraft. The amendment also converted one A320 aircraft and seven A319 aircraft to an order of eight A321 aircraft. Deliveries of the 15 new A321 aircraft will begin in 2008 and run through 2009. The new A321 aircraft will be configured to accommodate up to 187 passengers in two classes of service and will be used for replacement purposes or modest expansion should market conditions warrant. On July 30, 2007, AWA entered into an additional amendment to the A319/A320 Purchase Agreement adjusting the delivery schedule for the propulsion systems for two A321 aircraft.
          In June 2007, US Airways announced that it had agreed to terms with Airbus for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 wide-body aircraft, including 22 A350 Xtra Wide-Body (“XWB”) aircraft and ten A330 aircraft. On October 2, 2007, US Airways and Airbus executed the following definitive agreements for these aircraft:
•	An Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, which supersedes the AWA A319/A320 Purchase Agreement. The terms of the amended and restated purchase agreement encompass the purchase of 60 new narrow-body aircraft, including ten A319 aircraft, 40 A320 aircraft, and ten A321 aircraft, with conversion rights, in addition to the 37 aircraft from the previous A319/A320 Purchase Agreement. Deliveries of the aircraft under this agreement, including the 37 aircraft from the previous purchase agreement, will run through 2012. US Airways expects to use the 60 A320 family aircraft to replace 60 older aircraft in the airline’s fleet. The amended and restated purchase agreement also provides US Airways with certain conversion rights, as well as purchase rights for the acquisition of additional A320 family aircraft, subject to certain terms and conditions. In addition, the amended and restated purchase agreement revises the delivery schedule for 15 A318 aircraft and provides US Airways with certain other rights with respect thereto.

•	An Amended and Restated Airbus A350 XWB Purchase Agreement, which supersedes the A350 Purchase Agreement dated September 27, 2005 between US Airways Group, US Airways, AWA and AVSA, S.A.R.L. (now Airbus S.A.S.). The new purchase agreement increases the number of firm order aircraft from 20 A350 aircraft to 18 A350-800 XWB aircraft and four A350-900 XWB aircraft, with the option to convert these aircraft to other A350 models, subject to certain terms and conditions. Deliveries for the 22 A350 XWB aircraft will begin in 2014 and extend through 2017. US Airways expects to use these aircraft for modest international expansion or replacement of existing older technology aircraft, as market conditions warrant. The Amended and Restated Airbus A350 XWB Purchase Agreement also gives US Airways purchase rights for the acquisition of additional A350 XWB aircraft, subject to certain terms and conditions.

•	An Airbus A330 Purchase Agreement which provides for the purchase by US Airways of ten firm order A330-200 aircraft with deliveries in 2009 and 2010. US Airways expects to use these aircraft to facilitate the retirement of its existing B767 fleet. The Airbus A330 Purchase Agreement also provides US Airways with purchase rights for the acquisition of additional A330-200 aircraft, subject to certain terms and conditions.
     Under the agreements discussed above, US Airways’ total future commitments to Airbus are expected to be approximately $6.6 billion through 2017, which includes predelivery deposits and payments. US Airways expects to fund these payments through future financings.
     On October 2, 2007, US Airways and Airbus also entered into Amendment No. 11 to the A330/A340 Purchase Agreement dated as of November 24, 1998, rescheduling the delivery positions for the cancellable A330 aircraft under that agreement to dates in 2014 and 2015 and replacing the predelivery payment schedule.
     In addition, on October 2, 2007, US Airways and Airbus entered into a term sheet which, subject to US Airways’ board approval, will add an additional five firm A330-200s to the Airbus A330 Purchase Agreement.
     US Airways Group has also agreed to terms with Rolls-Royce to acquire Trent XWB engines to power the 22 Airbus A350 XWB aircraft along with a TotalCare long-term engine services agreement. The engine order and the services agreement are contingent upon execution of definitive documentation.

     Embraer Purchase Commitments
     On June 13, 2006, US Airways Group and Embraer executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement. In accordance with the terms of these agreements, US Airways Group placed an initial firm order for 25 Embraer 190 aircraft and an additional order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by US Airways Group to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, will be applied to these orders in accordance with the terms of the amended and restated agreements. In addition, US Airways Group had the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21, 2006, US Airways Group assigned 30 of the purchase options to Republic Airlines, Inc. On January 12, 2007, US Airways Group assigned eight additional purchase options to Republic Airlines. US Airways Group purchased and took delivery of two Embraer 190 aircraft in the fourth quarter of 2006, one Embraer 190 aircraft in the first quarter of 2007 and two Embraer 190 aircraft in the second quarter of 2007. Three additional deliveries of Embraer 190 aircraft occurred in September 2007. US Airways Group expects to take delivery of three Embraer 190 aircraft in the fourth quarter of 2007 and 14 Embraer 190 aircraft in 2008. On June 1, 2007, US Airways Group entered into an amendment to the Amended and Restated Purchase Agreement revising the delivery schedule for the additional 32 Embraer 190 aircraft. On June 6, 2007, US Airways Group entered into another amendment to the Amended and Restated Purchase Agreement whereby Embraer granted US Airways Group an additional 140 purchase options. On August 15, 2007, US Airways Group entered into an amendment to the Amended and Restated Purchase Agreement further revising the delivery schedule for the additional 32 Embraer 190 aircraft. Also on August 15, 2007, US Airways Group entered into an amendment to the Amended and Restated Letter Agreement revising previous provisions concerning price escalation limits and assignment of purchase rights to regional operators. The future commitments under the purchase agreement with Embraer total approximately $486 million as of September 30, 2007.
     Engine Purchase Commitments
     US Airways has an agreement with International Aero Engines which provides for the purchase by US Airways of five new V2500-A5 spare engines scheduled for delivery through 2010 for use on certain of the Airbus A320 fleet. The total engine purchase commitment was $42 million at September 30, 2007.
     Engine Maintenance Commitments
     In connection with the merger, US Airways and AWA restructured their rate per engine hour agreements with General Electric Engine Services for overhaul maintenance services. Under the restructured agreements, the minimum monthly payment on account of accrued engine flight hours for both of the agreements together will equal $3 million as long as both agreements remain in effect or through October 2009. In September 2007, all engines covered under the AWA agreement were transferred to the US Airways agreement and the AWA agreement was terminated. The minimum monthly payment of $3 million remains unchanged.
     (b) Leases
     US Airways leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of September 30, 2007, US Airways had 370 aircraft under operating leases, with remaining terms ranging from one month to approximately 17 years. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

     As of September 30, 2007, obligations under noncancelable operating leases for future minimum lease payments were as follows (in millions):

2007	$190
2008	1,054
2009	972
2010	899
2011	816
Thereafter	4,794

Total minimum lease payments	8,725
Less sublease rental receipts	(947)

Total minimum lease payments	$7,778

     Rent expense under operating leases, excluding landing fees, was approximately $315 million for the three months and $929 million for the nine months ended September 30, 2007. Rent expense under operating leases, excluding landing fees, was approximately $310 million for the three months and $928 million for the nine months ended September 30, 2006, respectively.
     US Airways also leases certain owned flight equipment to related parties under noncancellable operating leases expiring in various years through the year 2022. The future minimum rental receipts associated with these leases are $19 million in 2007, $78 million in 2008, $78 million in 2009, $78 million in 2010, $78 million in 2011 and $616 million thereafter.
     (c) Off-Balance Sheet Arrangements
     US Airways has set up pass through trusts, which have issued pass through trust certificates, also known as “Enhanced Equipment Trust Certificates” or “EETCs”, covering the financing of 19 owned aircraft and 62 leased aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.
     Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, either by US Airways in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of September 30, 2007, $576 million associated with these mortgage financings is reflected as debt in the accompanying balance sheet.
     AWA also had 18 pass through trusts that have issued over $1.4 billion of EETCs covering the financing of 54 aircraft and three engines that were leased to AWA. As part of the transfer of substantially all of AWA’s assets and liabilities to US Airways in connection with the combination of all airline operations under one FAA operating certificate on September 26, 2007, all off-balance sheet commitments of AWA were also transferred to US Airways. As of September 26, 2007, approximately $714 million of principal amount of pass through certificates was outstanding under these pass through trusts. All of AWA’s obligations with respect to those pass through trusts and the leases of the related aircraft and engines have now been transferred to US Airways. As a result of the transfer of AWA’s obligations, the leases are now direct obligations of US Airways.
     Neither US Airways Group nor US Airways guarantee or participate in any way in the residual value of the leased aircraft. All leased aircraft financed by these trusts are structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either US Airways Group or US Airways. US Airways does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows US Airways to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term.

     These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under FIN 46(R) “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” because US Airways is not the primary beneficiary under these arrangements.
     (d) Regional Jet Capacity Purchase Agreements
     US Airways has entered into long-term capacity purchase agreements with certain regional jet operators and month to month agreements with US Airways Group’s wholly owned regional airline subsidiaries. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to the regional airlines for operating an agreed number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2012 to 2020 and provide for optional extensions at US Airways’ discretion. The future minimum noncancelable commitments under the regional jet capacity purchase agreements are $393 million in 2007, $1.73 billion in 2008, $1.79 billion in 2009, $1.83 billion in 2010, $1.86 billion in 2011 and $7.56 billion thereafter.
     Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under FIN 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin, a related party, and Republic Airways to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded it is not required to consolidate any of the entities.
     (e) Guarantees and Indemnifications
     US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of September 30, 2007, the principal amount outstanding on these bonds was $93 million. Remaining lease payments guaranteeing the principal and interest on these bonds will be $155 million.
     US Airways enters into real estate leases in substantially all cities that it serves. It is common in such commercial lease transactions for US Airways as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, US Airways typically indemnifies such parties for any environmental liability that arises out of or relates to its use or occupancy of the leased premises.
     US Airways is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under pass through trusts) and real estate leases. It is common in such transactions for US Airways as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to US Airways’ use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. In aircraft financing agreements structured as leverage leases, US Airways typically indemnifies the lessor with respect to adverse changes in U.S. tax laws.
     US Airways reviewed its long-term operating leases at a number of airports, including leases where US Airways is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN 46(R).
     US Airways is a guarantor of the $1.6 billion Citicorp Credit Facility.
     US Airways Group’s 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways.

     (f) Concentration of Credit Risk
     US Airways invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. government.
     As of December 31, 2006, most of US Airways’ receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. US Airways does not believe it is subject to any significant concentration of credit risk.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.’s and US Airways, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2006 Form 10-K.
Overview
     US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, America West Airlines, Inc. (“AWA”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited. On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
     As a result of the merger, we operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have primary hubs in Charlotte, Philadelphia and Phoenix, and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. We are a low-cost carrier offering scheduled passenger service on approximately 3,700 flights daily to more than 230 communities in the U.S., Canada, the Caribbean, Latin America and Europe, making us the only U.S. based low-cost carrier with a significant international route presence. We are also the only low-cost carrier with an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. For the three and nine months ended September 30, 2007, we had approximately 15 million and 44 million passengers, respectively, boarding our mainline flights. As of September 30, 2007, we operated 359 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 229 regional jets and 104 turboprops.
Recent Developments
Single FAA Certification
     On September 26, 2007, as part of the integration efforts following the merger of US Airways Group and America West Holdings in September 2005, AWA surrendered its Federal Aviation Administration (“FAA”) operating certificate. As a result, all future mainline airline operations will be conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed one hundred percent of its equity interest in America West Holdings, the parent company of AWA, to US Airways. As a result, America West Holdings and AWA are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways. This transaction constitutes a transfer of assets between entities under common control and was accounted for at historical cost. Pilots, flight attendants, and ground and maintenance employees will continue to work under the terms of their respective collective bargaining agreements, including, in some cases, transition agreements reached in connection with the merger.
     As part of the transfer of assets and liabilities to US Airways, all of AWA’s obligations with respect to certain pass through trusts and the leases of related aircraft and engines were transferred to US Airways. The pass through trusts had issued pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETCs”), of which AWA was the deemed issuer for Securities and Exchange Commission (“SEC”) reporting purposes. Because US Airways has assumed all of AWA’s obligations with respect to the pass through trusts, US Airways is now the deemed issuer of these EETCs. As a result, AWA no longer has an obligation to file separate financial statements or reports with the SEC and has filed a Form 15 with the SEC terminating its reporting obligations.

     Transfers of assets between entities under common control are accounted for similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the contribution of shares. This contribution has no effect on the US Airways Group consolidated financial statements, and is reflected in the US Airways financial statements as though the transfer had occurred at the beginning of the earliest period presented.
Airbus Purchase Agreements
     In June 2007, US Airways announced that it had agreed to terms with Airbus for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 wide-body aircraft, including 22 A350 Xtra Wide Body (“XWB”) aircraft and ten A330 aircraft. On October 2, 2007, US Airways and Airbus executed the definitive purchase agreements for these aircraft, which are discussed in more detail below under “Commitments – Airbus Purchase Commitments”. Under these agreements, US Airways’ total future commitments to Airbus are expected to be approximately $6.6 billion through 2017, which includes predelivery deposits and payments. US Airways expects to fund these payments through future financings. In addition, on October 2, 2007, US Airways and Airbus entered into a term sheet which, subject to US Airways’ board approval, will add an additional five A330-200 aircraft to the Airbus A330 Purchase Agreement.
Reduction in Pittsburgh Service
     In October 2007, we announced plans to reduce mainline flying in Pittsburgh in January 2008 from 31 to 22 daily flights, focusing on customers’ preferred destinations, as we continue to maximize the financial stability of our Pittsburgh operation. As part of our new schedule, regional flying to smaller cities is expected to be reduced from 77 to 46 daily flights. With the reduced schedule, the airline’s flight crew base in Pittsburgh will close. There will be no pilot or flight attendant furloughs; rather, the approximately 500 pilots and flight attendants will now bid for trips that originate from other domiciles within the US Airways system. Also, with the new schedule, US Airways mainline airport agents and ramp employees will take over customer service and ground handling duties for 350 US Airways Express employees at our wholly owned regional carrier, PSA. Those Express employees along with about 100 mainline airport employees will be offered jobs elsewhere throughout the US Airways system.

Airline Operations Update
     We reported the following combined operating statistics to the U.S. Department of Transportation (“DOT”) for mainline operations for the third quarter of 2007 and 2006:

	2007			2006			Percent Change 2007-2006
	July	August	September	July	August	September	July	August	September
On-time performance (a)	66.3	69.4	80.1	72.1	75.7	76.8	(8.0)	(8.3)	4.3
Completion factor (b)	98.1	98.4	99.2	98.7	98.7	98.8	(0.6)	(0.3)	0.4
Mishandled baggage (c)	9.89	9.61	5.84	8.56	10.33	8.93	15.5	(7.0)	(34.6)
Customer complaints (d)	4.97	4.42	2.13	1.94	1.77	0.98	nm	nm	nm

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.
     The implementation of our initiatives announced in the second quarter of 2007 are resulting in an improved trend in operational performance. In the month of September 2007, our on-time performance improved to 80.1% as compared to 61.6% in June 2007. September 2007 was our best on-time performance thus far in 2007 and the second best month since our merger in September 2005. Our rate of customer complaints filed with the DOT per 100,000 passengers improved, decreasing to 2.13 in September 2007 from 3.43 in June 2007. Our rate of mishandled baggage reports per 1,000 passengers was 5.84 in September 2007, an improvement from 10.59 in June 2007. In the third quarter of 2007, we announced the appointment of a new Chief Operating Officer to head up the airline’s operations, including flight operations, inflight services, maintenance and engineering, airport customer service, reservations, cargo and the Express operations.
     Other operational highlights for the third quarter of 2007 include:
•	Being tentatively awarded by the DOT route authority to China. Daily service from the US Airways hub in Philadelphia to Beijing, China will begin in 2009 with wide-body Airbus A340 aircraft configured to seat 269 passengers (42 Envoy and 227 economy).

•	Broke ground for our new 72,000 square foot state-of-the-art operations control center near Pittsburgh International Airport. The new facility will hold 600 employees, with completion slated for early 2009.

•	Successfully launched a mobile-device friendly version of usairways.com, allowing mobile users almost all functionality of the full usairways.com.

•	Signed a new codeshare agreement with Star Alliance member Air New Zealand, providing non-stop flights available for US Airways customers to Auckland, New Zealand from San Francisco and Los Angeles.

US Airways Group’s Results of Operations
     In the three months ended September 30, 2007, we realized operating income of $202 million and income before income taxes of $181 million. Included in these results is $33 million of net gains associated with fuel hedging transactions. This includes $20 million of net realized gains on settled hedge transactions as well as $13 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. We are required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $13 million discussed above, would have been deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. The third quarter of 2007 operating results also include $17 million of net special charges due to merger related transition expenses.
     In the three months ended September 30, 2006, we realized operating income of $16 million and a loss before income taxes of $17 million. Included in these results is $88 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. The third quarter of 2006 operating results also include $27 million of net special charges due to merger related transition expenses. Nonoperating expense in the 2006 period includes a $5 million payment in connection with the inducement to convert $21 million of the 7% Senior Convertible Notes to common stock.
     In the first nine months of 2007, we realized operating income of $607 million and income before income taxes of $521 million. Included in these results is $111 million of net gains associated with fuel hedging transactions. This includes $128 million of unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments offset by $17 million of net realized losses on settled hedge transactions. Operating results in the 2007 period include $83 million of net special charges due to merger related transition expenses as well as a $9 million credit reflected as a reduction to other operating expenses associated with a Hurricane Katrina insurance settlement. The 2007 period also includes $18 million of nonoperating expense related to the write off of debt issuance costs in connection with the refinancing of the $1.25 billion senior secured credit facility with General Electric Capital Corporation (“GECC”), referred to as the GE loan, in March 2007. The refinancing of the GE loan is discussed in more detail under “Liquidity and Capital Resources — Commitments.”
     In the first nine months of 2006, we realized operating income of $483 million and income before income taxes of $359 million. Included in these results is $32 million of net losses associated with fuel hedging transactions. This includes $44 million of unrealized losses resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments offset by $12 million of net realized gains on settled hedge transactions. Included in the operating results of the first nine months of 2006 were $18 million of net special charges, consisting of $108 million in merger related transition expenses offset by a $90 million credit related to the restructuring of the then existing Airbus aircraft order. The 2006 period also includes $6 million of nonoperating expense related to prepayment penalties and an aggregate of $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the Air Transportation Stabilization Board (“ATSB”) and two loans previously provided to AWA by GECC, a $5 million payment in connection with the inducement to convert $21 million of the 7% Senior Convertible Notes to common stock, and $7 million of interest income earned by AWA on certain prior year federal income tax refunds.
     The reorganization of US Airways Group and merger with America West Holdings on September 27, 2005 resulted in a statutory “ownership change” as defined for purposes of Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any net operating losses, or NOL, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change.
     At December 31, 2006, we had $1 billion of NOL to reduce future federal taxable income of which $795 million was available to offset federal taxable income in 2007. As a result of the merger, a significant portion of US Airways Group’s common stock was beneficially owned by a small number of equity investors. Due to sales by some of these investors and purchases by other investors since the merger, an “ownership change” occurred in February of 2007 for US Airways Group, as that term is defined in Section 382 of the Internal Revenue Code. Accordingly, our annual limitation on the use of the NOL that existed as of the date of the ownership change is $550 million. Our ability to utilize any new NOL arising after the ownership change is not affected. At this time we expect to pay minimal cash taxes for the remainder of 2007.

     In the third quarter of 2007 and first nine months of 2007, we used $166 million and $321 million, respectively, of federal NOL to reduce our income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109 “Accounting for Income Taxes”, as this valuation was established through the recognition of tax expense, the decrease in the valuation allowance offsets our tax provision dollar for dollar.
     We expect to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2007. In most cases the recognition of AMT does not result in tax expense. However, since our net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. We also record and pay state income tax expense related to certain states where NOL was either limited or not available to be used.
     We recorded $4 million and $15 million of tax provision in the third quarter and first nine months of 2007, respectively. This included $1 million of AMT expense and $3 million of net state tax expense for the third quarter of 2007, which included a $1 million tax benefit recorded by PSA and Piedmont, and $4 million of AMT expense and $11 million of state tax expense for the first nine months of 2007.
     We utilized US Airways’ state NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the corresponding valuation allowance will reduce goodwill instead of the provision for income taxes. Accordingly, included in our state tax provision described above, we recognized $4 million of non-cash tax expense in the third quarter of 2007 and $10 million for the first nine months of 2007.
     The table below sets forth our selected combined mainline operating data:

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2007	2006	2007-2006	2007	2006	2007-2006
Revenue passenger miles (millions) (a)	16,395	15,950	2.8	47,106	46,058	2.3
Available seat miles (millions) (b)	19,669	20,156	(2.4)	57,748	58,020	(0.5)
Load factor (c)	83.4	79.1	4.3 pts	81.6	79.4	2.2 pts
Yield (d)	13.01	12.86	1.2	13.23	13.13	0.8
Passenger revenue per available seat mile (e)	10.85	10.18	6.5	10.79	10.42	3.6
Cost per available seat mile (f)	11.11	11.40	(2.6)	11.07	10.96	1.1
Passenger enplanements (thousands) (g)	14,962	14,425	3.7	44,317	43,189	2.6
Aircraft at end of period	359	357	0.6	359	357	0.6
Block hours (h)	340,146	352,316	(3.5)	1,019,840	1,025,598	(0.6)
Average stage length (miles) (i)	945	956	(1.1)	929	933	(0.5)
Average passenger journey (miles) (j)	1,558	1,576	(1.1)	1,505	1,497	0.5
Gallons of aircraft fuel consumed (millions)	311.3	318.5	(2.3)	909.8	912.5	(0.3)
Average aircraft fuel price including tax (per gallon)	2.22	2.26	(1.6)	2.09	2.13	(1.9)
Full time equivalent employees at end of period	34,321	33,252	3.2	34,321	33,252	3.2

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements -The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.
Three Months Ended September 30, 2007
Compared with the
Three Months Ended September 30, 2006
     Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$2,133	$2,052	4.0
Express passenger	692	703	(1.5)
Cargo	32	40	(19.7)
Other	179	173	2.9

Total operating revenues	$3,036	$2,968	2.3

     For the three months ended September 30, 2007, total operating revenues were $3.04 billion as compared to $2.97 billion for the 2006 period. Mainline passenger revenues were $2.13 billion in the third quarter of 2007, as compared to $2.05 billion for the third quarter of 2006. RPMs increased 2.8% as mainline capacity, as measured by ASMs, decreased 2.4%, resulting in a 4.3 point increase in load factor to 83.4%. Passenger yield increased 1.2% to 13.01 cents in the third quarter of 2007 from 12.86 cents in the third quarter of 2006. PRASM increased 6.5% to 10.85 cents in the third quarter of 2007 from 10.18 cents in the third quarter of 2006. The increases in yield and PRASM are due principally to a continued strong revenue environment in the third quarter of 2007 resulting from continued industry capacity discipline, which has better matched supply with passenger demand, and industry wide fare increases.
     Express passenger revenues were $692 million for the third quarter of 2007, a decrease of $11 million from the 2006 period. Express capacity, as measured by ASMs, decreased 5.2% in the third quarter of 2007, due primarily to planned reductions in Express flying during 2007. Express RPMs decreased 0.7% on lower capacity resulting in a 3.5 point increase in load factor to 75.4%. Passenger yield decreased 0.9% to 25.61 cents in the third quarter of 2007 from 25.83 cents in the third quarter of 2006.
     Cargo revenues were $32 million for the third quarter of 2007, a decrease of $8 million from the third quarter of 2006, due to decreases in mail and freight volumes. Other revenues were $179 million for the third quarter of 2007, which was relatively flat compared to the 2006 period.

     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$692	$719	(3.8)
Loss (gain) on fuel hedging instruments, net:
Realized	(20)	—	nm
Unrealized	(13)	88	nm
Salaries and related costs	555	529	5.1
Aircraft rent	182	181	0.7
Aircraft maintenance	144	142	1.4
Other rent and landing fees	141	146	(4.0)
Selling expenses	116	120	(3.4)
Special items, net	17	27	(36.7)
Depreciation and amortization	47	42	11.9
Other	324	305	7.0

Total mainline operating expenses	2,185	2,299	(5.0)
Express expenses:
Fuel	199	210	(5.2)
Other	450	443	1.4

Total operating expenses	$2,834	$2,952	(4.0)

     Total operating expenses were $2.83 billion in the third quarter of 2007, a decrease of $118 million or 4.0% compared to the 2006 period. Mainline operating expenses were $2.19 billion in the third quarter of 2007, a decrease of $114 million from the 2006 period, while ASMs decreased 2.4%. Mainline CASM decreased 2.6% to 11.11 cents in the third quarter of 2007 from 11.40 cents in the third quarter of 2006. The period over period decrease in CASM was driven principally by gains under fuel hedging instruments ($33 million) in the 2007 period as compared to losses in the 2006 period ($88 million).
     The table below sets forth the major components of our mainline CASM for the three months ended September 30, 2007 and 2006:

			Percent
	2007	2006	Change
	(In cents)
Mainline:
Aircraft fuel and related taxes	3.52	3.57	(1.4)
Loss (gain) on fuel hedging instruments, net	(0.17)	0.44	nm
Salaries and related costs	2.82	2.62	7.7
Aircraft rent	0.93	0.90	3.2
Aircraft maintenance	0.73	0.70	3.9
Other rent and landing fees	0.72	0.73	(1.6)
Selling expenses	0.59	0.60	(1.0)
Special items, net	0.09	0.13	(35.2)
Depreciation and amortization	0.24	0.21	14.6
Other	1.64	1.50	9.3

	11.11	11.40	(2.6)

Significant changes in the components of operating expense per ASM are explained as follows:
•	Loss (gain) on fuel hedging instruments, net per ASM fluctuated from a loss of 0.44 cents in the third quarter of 2006 to a gain of 0.17 cents in the third quarter of 2007 as a result of a period over period increase in the volume of barrels hedged during a period in which the fair market value of the costless collar transactions increased.

•	Salaries and related costs per ASM increased 7.7% due to a period over period increase in headcount, principally in fleet and passenger service employees, as part of our initiative to improve operational performance. Employee benefits related expenses increased in the third quarter of 2007 as a result of higher medical claims costs and an increase in the amount provided for employee profit sharing plans.

•	Aircraft maintenance expense per ASM increased 3.9% due to the number of overhauls performed on engines not subject to power by the hour (PBH) maintenance agreements as well as an increase in aircraft repair orders over the prior period. This increase was offset in part by a revision to an estimate of certain accrued PBH penalties in connection with an amendment to a PBH agreement.

•	Other operating expenses per ASM increased 9.3% primarily due to higher passenger handling costs incurred at airport stations as a result of our operational dependability issues during the 2007 quarter, costs incurred in 2007 to implement our operational improvement plan, and costs resulting from the addition of three new European routes in 2007.
     Total Express expenses in the third quarter of 2007 were $649 million or relatively flat when compared to $653 million in the third quarter of 2006. The decrease in fuel costs was offset in part by an increase in other Express operating expenses of $7 million. Express fuel costs decreased $11 million due to a 5.8% decrease in gallons consumed as block hours were down 9.2% in the third quarter of 2007.
     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense):
Interest income	$43	$45	(2.8)
Interest expense, net	(66)	(74)	(10.8)
Other, net	2	(4)	nm

Total nonoperating expense, net	$(21)	$(33)	(34.9)

     We had net nonoperating expense of $21 million in the third quarter of 2007 as compared to $33 million in the third quarter of 2006. Interest expense decreased $8 million due primarily to the refinancing of the GE loan at lower average interest rates and the repayment of the Barclays Bank of Delaware (formerly Juniper Bank) prepaid miles loan in March 2007. Other nonoperating expense in the 2006 period includes a $5 million payment in connection with the inducement to convert $21 million of the 7% Senior Convertible Notes to common stock.
Nine Months Ended September 30, 2007
Compared with the
Nine Months Ended September 30, 2006
     Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$6,233	$6,048	3.1
Express passenger	2,039	2,095	(2.7)
Cargo	102	114	(10.1)
Other	550	514	6.8

Total operating revenues	$8,924	$8,771	1.7

     For the nine months ended September 30, 2007, total operating revenues were $8.92 billion, as compared to $8.77 billion for the 2006 period. Mainline passenger revenues were $6.23 billion for the first nine months of 2007 compared to $6.05 billion for the first nine months of 2006. RPMs increased 2.3% as mainline capacity, as measured by ASMs, decreased 0.5%, resulting in a 2.2 point increase in load factor to 81.6%. Passenger yield increased 0.8% to 13.23 cents in the first nine months of 2007 from 13.13 cents in the first nine months of 2006. PRASM increased 3.6% to 10.79 cents in the first nine months of 2007 from 10.42 cents in the first nine months of 2006. The increases in yield and PRASM are due principally to the strong revenue environment in the first nine months of 2007 resulting from reductions in industry capacity and continued capacity restraint, industry wide fare increases during the period and higher passenger demand.
     Express passenger revenues were $2.04 billion for the first nine months of 2007, a decrease of $56 million from the 2006 period.

     Express capacity, as measured by ASMs, decreased 5.5% in the 2007 nine month period, due primarily to planned reductions in Express flying during 2007. Express RPMs decreased 2.9% on lower capacity resulting in a 2.0 point increase in load factor to 73.9%. Passenger yield increased 0.2% to 26.05 cents in the first nine months of 2007 from 26 cents in the first nine months of 2006.
     Cargo revenues were $102 million for the first nine months of 2007, a decrease of $12 million from the 2006 period due to decreases in mail and freight volumes. Other revenues were $550 million for the first nine months of 2007, an increase of $36 million from the 2006 period. The increase in other revenues was primarily driven by an increase in revenue associated with fees charged for ticket and flight changes.
     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,900	$1,943	(2.2)
Loss (gain) on fuel hedging instruments, net:
Realized	17	(12)	nm
Unrealized	(128)	44	nm
Salaries and related costs	1,659	1,574	5.4
Aircraft rent	542	546	(0.7)
Aircraft maintenance	479	432	10.7
Other rent and landing fees	408	432	(5.6)
Selling expenses	347	348	(0.3)
Special items, net	83	18	nm
Depreciation and amortization	137	132	3.9
Other	952	901	5.4

Total mainline operating expenses	6,396	6,358	0.6
Express expenses:
Fuel	539	585	(7.8)
Other	1,382	1,345	2.8

Total operating expenses	$8,317	$8,288	0.3

     Total operating expenses were $8.32 billion in the first nine months of 2007, an increase of $29 million or 0.3% compared to the 2006 period. Mainline operating expenses were $6.4 billion in the 2007 period, an increase of $38 million from the 2006 period, while ASMs decreased 0.5%. Mainline CASM increased 1.1% to 11.07 cents in the first nine months of 2007 from 10.96 cents in the first nine months of 2006. The period over period increase in CASM was driven principally by increases in salaries and related costs ($85 million), aircraft maintenance ($47 million) and other expenses ($51 million). These increases were offset in part by gains under fuel hedging instruments ($111 million) in the 2007 period as compared to losses in the 2006 period ($32 million).
     The table below sets forth the major components of our mainline CASM for the nine months ended September 30, 2007 and 2006:

			Percent
	2007	2006	Change
	(In cents)
Mainline:
Aircraft fuel and related taxes	3.29	3.35	(1.8)
Loss (gain) on fuel hedging instruments, net	(0.19)	0.06	nm
Salaries and related costs	2.87	2.71	5.9
Aircraft rent	0.94	0.94	—
Aircraft maintenance	0.83	0.75	11.2
Other rent and landing fees	0.71	0.74	(5.2)
Selling expenses	0.60	0.60	—
Special items, net	0.14	0.03	nm
Depreciation and amortization	0.24	0.23	4.4
Other	1.64	1.55	5.8

	11.07	10.96	1.1

     Significant changes in the components of operating expense per ASM are explained as follows:
•	Loss (gain) on fuel hedging instruments, net per ASM fluctuated from a loss of 0.06 cents in the first nine months of 2006 to a gain of 0.19 cents in the first nine months of 2007 as a result of a period over period increase in the volume of barrels hedged during a period in which the fair market value of the costless collar transactions increased.

•	Salaries and related costs per ASM increased 5.9% due to an increase in headcount, principally in fleet and passenger service employees, as part of our initiative to improve operational performance, as well as increases in employee benefits as a result of higher medical claims.

•	Aircraft maintenance expense per ASM increased 11.2% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements as well as an increase in aircraft repair orders in the first nine months of 2007 compared to the first nine months of 2006.

•	Other operating expense per ASM increased 5.8% primarily due to higher passenger handling costs incurred at airport stations as a result of our operational dependability issues during 2007, costs incurred to implement our operational improvement plan, and costs resulting from the addition of three new European routes in 2007.
     Total Express expenses decreased 0.5% in the first nine months of 2007 to $1.92 billion from $1.93 billion in the 2006 period, as a decrease in Express fuel costs of $46 million was partially offset by an increase in other Express operating expenses of $37 million. Fuel costs decreased as the average fuel price per gallon decreased 4.0% from $2.19 in the first nine months of 2006 to $2.10 in the first nine months of 2007. A 4.0% decrease in gallons consumed also contributed to the decrease as block hours were down 5.8% in the first nine months of 2007 due to planned reductions in Express flying. The increase in other Express operating expenses is a result of an increase in amounts paid under capacity purchase agreements with Republic Airways as a result of an increase in ASMs flown by Republic Airways in the 2007 period compared to the 2006 period.
     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense):
Interest income	$131	$111	18.4
Interest expense, net	(206)	(221)	(7.0)
Other, net	(11)	(14)	(15.9)

Total nonoperating expense, net	$(86)	$(124)	(30.6)

     We had net nonoperating expense of $86 million in the first nine months of 2007 as compared to $124 million in the first nine months of 2006. Interest income increased $20 million to $131 million in the first nine months of 2007 due to higher average cash balances held in short-term investments at higher rates of return. Interest expense decreased $15 million to $206 million due to the refinancing of the loan formerly guaranteed by ATSB at lower average interest rates in March 2006, and refinancing of the GE loan at lower average interest rates and the repayment of the Barclays Bank of Delaware (formerly Juniper Bank) prepaid miles loan in March 2007.
     The 2007 period includes other nonoperating expenses of $18 million related to the write-off of debt issuance costs in connection with the refinancing of the GE loan in March 2007. The 2006 period includes $6 million of nonoperating expenses related to prepayment penalties and an aggregate of $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC as well as a $5 million payment in connection with the inducement to convert $21 million of the 7% Senior Convertible Notes to common stock.

US Airways’ Results of Operations
     On September 26, 2007, as part of the integration efforts following the merger of US Airways Group and America West Holdings in September 2005, AWA surrendered its FAA operating certificate. As a result, all future mainline airline operations will be conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed one hundred percent of its equity interest in America West Holdings, the parent company of AWA, to US Airways. As a result, America West Holdings and AWA are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways. This transaction constitutes a transfer of assets between entities under common control.
     Transfers of assets between entities under common control are accounted for in a manner similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the contribution of shares. The accompanying management’s discussion and analysis of financial condition and results of operations in this quarterly report on Form 10-Q is presented as though the transfer had occurred at the beginning of the earliest period presented.
     In the three months ended September 30, 2007, US Airways realized operating income of $202 million and income before income taxes of $192 million. Included in these results is $33 million of net gains associated with fuel hedging transactions. This includes $20 million of net realized gains on settled hedge transactions as well as $13 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. US Airways is required to use mark-to-market accounting as its existing fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $13 million discussed above, would have been deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. The third quarter of 2007 operating results also include $17 million of net special charges due to merger related transition expenses.
     In the three months ended September 30, 2006, US Airways realized operating income of $18 million and a loss before income taxes of $19 million. Included in these results is $88 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. The third quarter of 2006 operating results also include $27 million of net special charges due to merger related transition expenses.
     In the first nine months of 2007, US Airways realized operating income of $627 million and income before income taxes of $590 million. Included in these results is $111 million of net gains associated with fuel hedging transactions. This includes $128 million of unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments offset by $17 million of net realized losses on settled hedge transactions. Operating results in the 2007 period include $83 million of net special charges due to merger related transition expenses as well as a $9 million credit reflected as a reduction to other operating expenses associated with a Hurricane Katrina insurance settlement.
     In the first nine months of 2006, US Airways realized operating income of $483 million and income before income taxes of $380 million. Included in these results is $32 million of net losses associated with fuel hedging transactions. This includes $44 million of unrealized losses resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments offset by $12 million of net realized gains on settled hedge transactions. Included in the operating results of the first nine months of 2006 were $18 million of net special charges, consisting of $108 million in merger related transition expenses offset by a $90 million credit related to the restructuring of the then existing Airbus aircraft order. The 2006 period also includes $6 million of nonoperating expenses related to prepayment penalties and an aggregate of $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the Air Transportation Stabilization Board (“ATSB”) and two loans previously provided to AWA by GECC and $7 million of interest income earned by AWA on certain prior year federal income tax refunds.
     At December 31, 2006, US Airways had $967 million of NOL to reduce future federal taxable income of which $550 million was available to offset federal taxable income in 2007. As a result of the merger, a significant portion of US Airways Group’s common stock was beneficially owned by a small number of equity investors. Due to sales by some of these investors and purchases by other investors since the merger, an “ownership change” occurred in February of 2007 for US Airways Group, as that term is defined in Section 382 of the Internal Revenue Code. Accordingly, US Airway Group’s annual limitation on the use of the NOL that existed as of the date of the ownership change is $550 million. US Airways’ ability to utilize any new NOL arising after the ownership change is not affected. At this time US Airways expects to pay minimal cash taxes for the remainder of 2007.
     US Airways expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2007. In most cases the recognition of AMT does not result in tax expense. However, since US Airways’ net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. US Airways also records and pays state income tax expense related to certain states where NOL is either limited or not available to be used.
     US Airways recorded $5 million and $16 million of tax provision in the third quarter of 2007 and the first nine months of 2007, respectively. This included $1 million of AMT expense and $4 million of state tax expense for the third quarter of 2007 and $4 million of AMT expense and $12 million of state tax expense for the first nine months of 2007.
     US Airways utilized state NOL that was generated prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the corresponding valuation allowance will reduce goodwill instead of the provision for income taxes. Accordingly, included in its state tax provision described above, US Airways recognized $4 million of non-cash tax expense in the third quarter of 2007 and $10 million for the first nine months of 2007.
     The table below sets forth selected mainline operating data for US Airways:

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2007	2006	2007-2006	2007	2006	2007-2006
Revenue passenger miles (millions) (a)	16,395	15,950	2.8	47,106	46,058	2.3
Available seat miles (millions) (b)	19,669	20,156	(2.4)	57,748	58,020	(0.5)
Load factor (c)	83.4	79.1	4.3 pts	81.6	79.4	2.2 pts
Yield (d)	13.01	12.86	1.2	13.23	13.13	0.8
Passenger revenue per available seat mile (e)	10.85	10.18	6.5	10.79	10.42	3.6
Aircraft at end of period	359	357	0.6	359	357	0.6

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.
Three Months Ended September 30, 2007
Compared with the
Three Months Ended September 30, 2006
     Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$2,133	$2,052	4.0
Express passenger	692	703	(1.5)
Cargo	32	40	(19.7)
Other	208	211	(2.0)

Total operating revenues	$3,065	$3,006	2.0

     For the three months ended September 30, 2007, total operating revenues were $3.07 billion as compared to $3.01 billion for the 2006 period. Mainline passenger revenues were $2.13 billion in the third quarter of 2007, as compared to $2.05 billion for the third quarter of 2006. RPMs increased 2.8% as mainline capacity, as measured by ASMs, decreased 2.4%, resulting in a 4.3 point increase in load factor to 83.4%. Passenger yield increased 1.2% to 13.01 cents in the third quarter of 2007 from 12.86 cents in the third quarter of 2006. PRASM increased 6.5% to 10.85 cents in the third quarter of 2007 from 10.18 cents in the third quarter of 2006. The increases in yield and PRASM are due principally to a continued strong revenue environment in the third quarter of 2007 resulting from continued industry capacity discipline, which has better matched supply with passenger demand, and industry wide fare increases.
     Express passenger revenues were $692 million for the third quarter of 2007, a decrease of $11 million from the 2006 period. Express capacity, as measured by ASMs, decreased 5.2% in the third quarter of 2007, due primarily to planned reductions in Express flying during 2007. Express RPMs decreased 0.7% on lower capacity resulting in a 3.5 point increase in load factor to 75.4%. Passenger yield decreased 0.9% to 25.61 cents in the third quarter of 2007 from 25.83 cents in the third quarter of 2006.
     Cargo revenues were $32 million for the third quarter of 2007, a decrease of $8 million from the third quarter of 2006, due to decreases in mail and freight volumes. Other revenues were $208 million for the third quarter of 2007, which was relatively flat compared to the 2006 period.
     Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$692	$719	(3.8)
Loss (gain) on fuel hedging instruments, net:
Realized	(20)	—	nm
Unrealized	(13)	88	nm
Salaries and related costs	555	529	5.1
Aircraft rent	182	181	0.7
Aircraft maintenance	144	142	1.4
Other rent and landing fees	141	146	(4.0)
Selling expenses	116	120	(3.4)
Special items, net	17	27	(36.7)
Depreciation and amortization	49	44	11.2
Other	322	309	4.4

Total mainline operating expenses	2,185	2,305	(5.2)
Express expenses:
Fuel	199	210	(5.2)
Other	479	473	1.2

Total operating expenses	$2,863	$2,988	(4.2)

     Total operating expenses were $2.86 billion in the third quarter of 2007, a decrease of $125 million or 4.2%, compared to the 2006 period. Mainline operating expenses were $2.19 billion in the third quarter of 2007 period, a decrease of $120 million from the 2006 period.
     Significant changes in the components of mainline operating expenses are as follows:
•	Loss (gain) on fuel hedging instruments, net fluctuated from a loss of $88 million in the third quarter of 2006 to a gain of $33 million in the third quarter of 2007 as a result of a period over period increase in the volume of barrels hedged during a period in which the fair market value of the costless collar transactions increased.

•	Salaries and related costs increased 5.1% due to an increase in headcount, principally in fleet and passenger service employees, as part of US Airways’ initiative to improve operational performance. Employee benefits related expenses increased in the third quarter of 2007 as a result of higher medical claims costs along with an increase in the amount provided for employee profit sharing plans.

•	Aircraft maintenance expense increased 1.4% due to the number of overhauls performed on engines not subject to power by the hour (PBH) maintenance agreements as well as an increase in aircraft repair orders over the prior period. This increase was offset in part by a revision to an estimate of certain accrued PBH penalties in connection with an amendment to a PBH maintenance agreement.
     Total Express expenses decreased 0.8% in the third quarter of 2007 to $678 million from $683 million in the third quarter of 2006 as a decrease in Express fuel costs of $11 million was offset by an increase in other Express operating expenses of $6 million. Fuel costs decreased due to a 5.8% decrease in gallons consumed as block hours were down 9.2% in the third quarter of 2007.
Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense):
Interest income	$43	$44	(2.7)
Interest expense, net	(55)	(65)	(15.2)
Other, net	2	2	—

Total nonoperating expense, net	$(10)	$(19)	(42.5)

     US Airways had net nonoperating expenses of $10 million in the third quarter of 2007 as compared to net nonoperating expenses of $19 million in the third quarter of 2006. Interest expense decreased $10 million due to the repayment by US Airways Group of the Barclays Bank of Delaware (formerly Juniper Bank) prepaid miles loan in March 2007.
Nine Months Ended September 30, 2007
Compared with the
Nine Months Ended September 30, 2006
     Revenues:

			Percent
	2007	2006	Change
	(In millions)
Operating revenues:
Mainline passenger	$6,233	$6,048	3.1
Express passenger	2,039	2,095	(2.7)
Cargo	102	114	(10.1)
Other	637	619	2.7

Total operating revenues	$9,011	$8,876	1.5

     For the nine months ended September 30, 2007, total operating revenues were $9.01 billion, as compared to $8.88 billion for the 2006 period. Mainline passenger revenues were $6.23 billion for the first nine months of 2007 compared to $6.05 billion for the first nine months of 2006. RPMs increased 2.3% as mainline capacity, as measured by ASMs, decreased 0.5%, resulting in a 2.2 point increase in load factor to 81.6%. Passenger yield increased 0.8% to 13.23 cents in the first nine months of 2007 from 13.13 cents in the first nine months of 2006. PRASM increased 3.6% to 10.79 cents in the first nine months of 2007 from 10.42 cents in the first nine months of 2006. The increases in yield and PRASM are due principally to the strong revenue environment in the first nine months of 2007 resulting from reductions in industry capacity and continued capacity restraint, industry wide fare increases during the period and higher passenger demand.
     Express passenger revenues were $2.04 billion for the first nine months of 2007, a decrease of $56 million from the 2006 period. Express capacity, as measured by ASMs, decreased 5.5% in the 2007 nine month period, due primarily to planned reductions in Express flying during 2007. Express RPMs decreased 2.9% on lower capacity resulting in a 2.0 point increase in load factor to 73.9%. Passenger yield increased 0.2% to 26.05 cents in the first nine months of 2007 from 26 cents in the first nine months of 2006.
     Cargo revenues were $102 million for the first nine months of 2007, a decrease of $12 million from the 2006 period due to decreases in mail and freight volumes. Other revenues were $637 million for the first nine months of 2007, which was relatively consistent with the 2006 period.

Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,900	$1,943	(2.2)
Loss (gain) on fuel hedging instruments, net:
Realized	17	(12)	nm
Unrealized	(128)	44	nm
Salaries and related costs	1,659	1,574	5.4
Aircraft rent	542	546	(0.7)
Aircraft maintenance	479	432	10.7
Other rent and landing fees	408	432	(5.6)
Selling expenses	347	348	(0.3)
Special items, net	83	18	nm
Depreciation and amortization	143	138	4.0
Other	937	910	2.9

Total mainline operating expenses	6,387	6,373	0.2
Express expenses:
Fuel	539	585	(7.8)
Other	1,458	1,435	1.5

Total operating expenses	$8,384	$8,393	(0.1)

     Total operating expenses were $8.38 billion in the first nine months of 2007, a decrease of $9 million or 0.1% compared to the 2006 period. Mainline operating expenses were $6.39 billion in the 2007 period, an increase of $14 million from the 2006 period.
     Significant changes in the components of mainline operating expenses are as follows:
•	Loss (gain) on fuel hedging instruments, net fluctuated from a loss of $32 million in the first nine months of 2006 to a gain of $111 million in the first nine months of 2007 as a result of a period over period increase in the volume of barrels hedged during a period in which the fair market value of the costless collar transactions increased.

•	Salaries and related costs increased 5.4% due to an increase in headcount, principally in fleet and passenger service employees as part of US Airways’ initiative to improve operational performance, as well as increases in employee benefits as a result of increased medical claims.

•	Aircraft maintenance expense per ASM increased 10.7% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements as well as an increase in aircraft repair orders in the first nine months of 2007 compared to the first nine months of 2006.

•	Other rent and landing fees expense per ASM decreased 5.6% as a result of the merger due principally to the closure of former US Airways facilities on the east coast and a reduction of equipment rent due to IT synergies as well as the recognition of higher annual airport operating expense rent credits in the 2007 period.
     Total Express expenses decreased 1.0% in the first nine months of 2007 to $2 billion from $2.02 billion in the 2006 period, as a decrease in Express fuel costs of $46 million was offset by an increase in other Express operating expenses of $23 million. Fuel costs decreased as the average fuel price per gallon decreased 4.0% from $2.19 in the first nine months of 2006 to $2.10 in the first nine months of 2007. A 4.0% decrease in gallons consumed also contributed to the decrease as block hours were down 5.8% in the first nine months of 2007 due to planned reductions in Express flying. The increase in other Express operating expenses is a result of an increase in amounts paid under capacity purchase agreements with Republic Airways as a result of an increase in ASMs flown by Republic Airways in the 2007 period compared to the 2006 period.

     Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)
Nonoperating income (expense):
Interest income	$131	$111	18.4
Interest expense, net	(174)	(205)	(14.8)
Other, net	6	(9)	nm

Total nonoperating expense, net	$(37)	$(103)	(64.0)

     US Airways had net nonoperating expense of $37 million in the first nine months of 2007 as compared to $103 million in the first nine months of 2006. Interest income increased $20 million to $131 million in the first nine months of 2007 due to higher average cash balances held in short-term investments at higher rates of return. Interest expense decreased $31 million to $174 million in the first nine months of 2007 due to the refinancing of the loan formerly guaranteed by the ATSB in March 2006 by US Airways Group. The refinanced debt is no longer held by US Airways. Also contributing to lower interest expense was the conversion of the 7.5% Convertible Senior Notes in April 2006 into equity of US Airways Group and the repayment by US Airways Group of the Barclays Bank of Delaware (formerly Juniper Bank) prepaid miles loan in March 2007.
Liquidity and Capital Resources
   Sources and Uses of Cash
     US Airways Group
     As of September 30, 2007, our cash, cash equivalents, short-term investments and restricted cash was $3.13 billion, of which $2.68 billion was unrestricted. We had $411 million of short-term investments in auction rate securities which failed to settle at auctions. While we continue to earn interest on these investments at the maximum contractual rate, the investments are not liquid at par value. In the event we need to access these funds, we may have to sell these securities at an amount below par value. Based on our ability to access our cash, cash equivalents and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate having to sell these securities below par value in order to operate our business.
     On July 3, 2007, US Airways entered into a stock purchase agreement between certain other major air carriers and us as sellers, ARINC Incorporated, a Delaware corporation, and Radio Acquisition Corp., an affiliate of The Carlyle Group, as the purchaser. The sellers collectively hold more than 90% of the common stock of ARINC, of which we individually hold 4.4% of the common stock. Under the purchase agreement, we and the other sellers have agreed to sell to Radio Acquisition Corp. all of the common stock held by the sellers in ARINC. The sale of the ARINC common stock to Radio Acquisition Corp. is expected to close on or prior to October 31, 2007. We expect to receive, upon closing, proceeds of approximately $28 million for the ARINC shares, and to record a gain on such sale of approximately $21 million. The closing of the transaction is subject to the satisfaction of a number of conditions, many of which are beyond our control, and no assurance can be given that such closing will occur.
     Net cash provided by operating activities for the first nine months of 2007 was $440 million.  This compares to $477 million for the first nine months of 2006. The decrease in cash provided by operations in the 2007 period as compared to the 2006 period is due primarily to the 2007 period including profit sharing and incentive payouts for the 2006 fiscal year for which there were no comparable payouts made during the 2006 period for the 2005 fiscal year.
     In the first nine months of 2007, net cash provided by investing activities was $410 million. This compares to net cash used in investing activities of $696 million for the first nine months of 2006. Principal investing activities during the first nine months of 2007 included purchases of property and equipment totaling $345 million, including the purchase of six Embraer 190 aircraft, two spare engines, and ground equipment to better support our flight operations; net sales of short-term investments of $564 million; a $217 million decrease in restricted cash; and a $30 million increase in equipment purchase deposits. The net sales of short-term investments of $564 million in 2007 was principally the result of sales of auction rate securities that were still liquid at par value, as we moved our investments in auction rate securities into money market accounts in the third quarter of 2007. Principal investing activities during the first nine months of 2006 included purchases of property and equipment totaling $139 million, including the purchase of three used Boeing 757-200 aircraft; net purchases of short-term investments of $710 million; and a decrease in restricted cash of $157 million. Changes in the restricted cash balances for the 2007 and 2006 periods are due to changes in reserves required under agreements for processing credit card transactions.
     In the first nine months of 2007, net cash provided by financing activities was $67 million. This compares to net cash provided by financing activities of $248 million for the first nine months of 2006. Principal financing activities in 2007 included proceeds from the issuance of $1.6 billion of debt under the Citicorp credit facility and $132 million of equipment notes issued to finance the acquisition of six Embraer 190 aircraft. The proceeds from the Citicorp credit facility were used to repay $1.67 billion in debt and included the repayment in full of the outstanding balance on the GE loan of $1.25 billion, the prepayment of miles by Barclays Bank Delaware (formerly Juniper Bank) of $325 million and the outstanding balance under a GECC credit facility of $19 million. Principal financing activities in 2006 included proceeds from the issuance of new debt of $1.38 billion, including a $64 million draw on one of the Airbus loans, $48 million of equipment notes issued to finance the acquisition of three used Boeing 757-200 aircraft and the issuance of the $1.25 billion GE loan. Debt repayments totaled $1.16 billion and included the repayment in full with the proceeds from the GE loan of balances outstanding on the loan previously guaranteed by the ATSB of $801 million, Airbus loans of $161 million, and two loans previously provided to AWA by GECC of $110 million.
     US Airways
     As of September 30, 2007, US Airways’ cash, cash equivalents, short-term investments and restricted cash were $3.13 billion, of which $2.68 billion was unrestricted. US Airways had $411 million of short-term investments in auction rate securities which failed to settle at auctions. While US Airways continues to earn interest on these investments at the maximum contractual rate, the investments are not liquid at par value. In the event US Airways needs to access these funds, it may have to sell these securities at an amount below par value. Based on US Airways’ ability to access its cash, cash equivalents and other short-term investments, US Airways’ expected operating cash flows, and its other sources of cash, US Airways does not anticipate having to sell these investments below par value in order to operate its business.
     On July 3, 2007, US Airways entered into a stock purchase agreement between US Airways and certain other major air carriers as sellers, ARINC Incorporated, a Delaware corporation, and Radio Acquisition Corp., an affiliate of The Carlyle Group, as the purchaser, as described above under US Airways Group’s “Sources and Uses of Cash.” The sale of the ARINC common stock to Radio Acquisition Corp. is expected to close on or prior to October 31, 2007. US Airways expects to receive, upon closing, proceeds of approximately $28 million for its ARINC shares, and to record a gain on such sale of approximately $21 million. The closing of the transaction is subject to the satisfaction of a number of conditions, many of which are beyond US Airways’ control, and no assurance can be given that such closing will occur.
     Net cash provided by operating activities for the first nine months of 2007 was $456 million.  This compares to $502 million for the first nine months of 2006. The decrease in cash provided by operations in the 2007 period as compared to the 2006 period is due primarily to the 2007 period including profit sharing and incentive payouts for the 2006 fiscal year for which there were no comparable payouts made during the 2006 period for the 2005 fiscal year.
     In the first nine months of 2007, net cash provided by investing activities was $422 million. This compares to net cash used for investing activities of $688 million for the first nine months of 2006. Principal investing activities during the first nine months of 2007 included purchases of property and equipment of $333 million, including the purchase of six Embraer 190 aircraft, two spare engines, and ground equipment to better support US Airways flight operations; net sales of short-term investments of $564 million; a decrease in restricted cash of $217 million; and an increase in equipment purchase deposits of $30 million. The net sales of short-term investments of $564 million in 2007 was principally the result of sales of auction rate securities that were still liquid at par value, as US Airways moved its investments in auction rate securities into money market accounts in the third quarter of 2007. Principal investing activities during the first nine months of 2006 included purchases of property and equipment of $131 million, including the purchase of three used Boeing 757-200 aircraft; net purchases of short-term investments of $710 million; and a decrease in restricted cash of $157 million. Changes in the restricted cash balances for the 2007 and 2006 periods are due to changes in reserves required under agreements for processing US Airways’ credit card transactions.

     In the first nine months of 2007, net cash provided by financing activities was $39 million. This compares to net cash provided by financing activities of $221 million for the first nine months of 2006. Principal cash financing activities in the third quarter of 2007 included the issuance of $132 million of debt to finance the acquisition of six Embraer 190 aircraft and debt repayments of $93 million, including the repayment of the outstanding balance of debt under a GECC credit facility of $19 million and other scheduled payments on equipment notes. Principal cash financing activities in 2006 included a net increase in payables to related parties of $262 million, the issuance of $48 million of debt to finance the acquisition of three used Boeing 757-200 aircraft and debt repayments of $89 million.
Commitments
     As of September 30, 2007, we had $3.21 billion of long-term debt (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates to disclosures made in the 2006 Form 10-K.
Refinancing Transaction
     On March 23, 2007, we entered into a new term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders, pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. AWA, US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.
     The proceeds of the Citicorp credit facility were used to repay in full the following indebtedness:
•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with GECC and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loan was $1.25 billion.

•	The Barclays prepaid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC that has since been renamed Barclays Bank Delaware (“Barclays”). At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005 with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.
     The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%.
     The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
     In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. At September 30, 2007, we were in compliance with all debt covenants.
Embraer Purchase Commitments
     On June 13, 2006, we and Embraer executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement. In accordance with the terms of these agreements, we placed an initial firm order for 25 Embraer 190 aircraft and an additional order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by us to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, will be applied to these orders in accordance with the terms of the amended and restated agreements. In addition, we had the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21, 2006, we assigned 30 of the purchase options to Republic Airlines Inc. On January 12, 2007, we assigned eight additional purchase options to Republic Airlines. We purchased and took delivery of two Embraer 190 aircraft in the fourth quarter of 2006, one Embraer 190 aircraft in the first quarter of 2007 and two Embraer 190 aircraft in the second quarter of 2007. Three additional deliveries of Embraer 190 aircraft occurred in September 2007. We expect to take delivery of three Embraer 190 aircraft in the fourth quarter of 2007 and 14 Embraer 190 aircraft in 2008. On June 1, 2007, we entered in to an amendment to the Amended and Restated Purchase Agreement revising the delivery schedule for the additional 32 Embraer 190 aircraft. On June 6, 2007, we entered into another amendment to the Amended and Restated Purchase Agreement whereby Embraer granted us an additional 140 purchase options. On August 15, 2007, we entered into an amendment to the Amended and Restated Purchase Agreement further revising the delivery schedule for the additional 32 Embraer 190 aircraft. Also on August 15, 2007, we entered into an amendment to the Amended and Restated Letter Agreement revising previous provisions concerning price escalation limits and assignment of purchase rights to regional operators. The future commitments under the purchase agreement with Embraer and US Airways Group total approximately $486 million as of September 30, 2007.
Airbus Purchase Commitments
     In June 2007, US Airways announced that it had agreed to terms with Airbus for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 wide-body aircraft, including 22 A350 XWB aircraft and ten A330 aircraft. On October 2, 2007, US Airways and Airbus executed the following definitive agreements for these aircraft:
•	An Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, which supersedes the AWA A319/A320 Purchase Agreement. The terms of the amended and restated purchase agreement encompass the purchase of 60 new narrow-body aircraft, including ten A319 aircraft, 40 A320 aircraft, and ten A321 aircraft, with conversion rights, in addition to the 37 aircraft from the previous A319/A320 Purchase Agreement. Deliveries of the aircraft under this agreement, including the 37 aircraft from the previous purchase agreement, will run through 2012. US Airways expects to use the 60 A320 family aircraft to replace 60 older aircraft in the airline’s fleet. The amended and restated purchase agreement also provides US Airways with certain conversion rights, as well as purchase rights for the acquisition of additional A320 family aircraft, subject to certain terms and conditions. In addition, the amended and restated purchase agreement revises the delivery schedule for 15 A318 aircraft and provides US Airways with certain other rights with respect thereto.

•	An Amended and Restated Airbus A350 XWB Purchase Agreement, which supersedes the A350 Purchase Agreement dated September 27, 2005 between US Airways Group, US Airways, AWA and AVSA, S.A.R.L. (now Airbus S.A.S.). The new purchase agreement increases the number of firm order aircraft from 20 A350 aircraft to 18 A350-800 XWB aircraft and four A350-900 XWB aircraft, with the option to convert these aircraft to other A350 models, subject to certain terms and conditions. Deliveries for the 22 A350 XWB aircraft will begin in 2014 and extend through 2017. US Airways expects to use these aircraft for modest international expansion or replacement of existing older technology aircraft, as market conditions warrant. The Amended and Restated Airbus A350 XWB Purchase Agreement also gives US Airways purchase rights for the acquisition of additional A350 XWB aircraft, subject to certain terms and conditions.

•	An Airbus A330 Purchase Agreement which provides for the purchase by US Airways of ten firm order A330-200 aircraft with deliveries in 2009 and 2010. US Airways expects to use these aircraft to facilitate the retirement of its existing B767 fleet. The Airbus A330 Purchase Agreement also provides US Airways with purchase rights for the acquisition of additional A330-200 aircraft, subject to certain terms and conditions.
     Under the agreements discussed above, US Airways’ total future commitments to Airbus are expected to be approximately $6.6 billion through 2017, which includes predelivery deposits and payments. US Airways expects to fund these payments through future financings.
     On October 2, 2007, US Airways and Airbus also entered into Amendment No. 11 to the A330/A340 Purchase Agreement dated as of November 24, 1998, rescheduling the delivery positions for the cancellable A330 aircraft under that agreement to dates in 2014 and 2015 and replacing the predelivery payment schedule.
     In addition, on October 2, 2007, US Airways and Airbus entered into a term sheet which, subject to US Airways’ board approval, will add an additional five firm A330-200s to the Airbus A330 Purchase Agreement.
     We have also agreed to terms with Rolls-Royce to acquire Trent XWB engines to power the 22 Airbus A350 XWB aircraft along with a TotalCare long-term engine services agreement. The engine order and the services agreement are contingent upon execution of definitive documentation.
Asset Based Financings
     On March 31, 2006, US Airways entered into a loan agreement with Landesbank Baden-Württemberg (“LBBW”) as Loan Participant and Arranger, Wells Fargo Bank Northwest, National Association, as Security Trustee, and US Airways Group, as guarantor, in the amount of $48 million. The LBBW loan bears interest at a rate of LIBOR plus a margin, subject to adjustment, with $46.5 million of the loan amortizing over ten years and $1.5 million of the loan amortizing over three quarterly installments on the first three interest payment dates. The LBBW loan is secured by three Boeing 757 aircraft that we purchased in February 2006. As of September 30, 2007, the remaining debt with LBBW was $41 million.
     On October 18, 2006, US Airways entered into a facility agreement with The Royal Bank of Scotland, PLC (“RBS”) as Lender and Arranger, Wells Fargo Bank Northwest, National Association, as Indenture Trustee, and AWA, as guarantor, in the total aggregate amount of $242 million to finance the acquisition of 11 Embraer 190 aircraft. The RBS loan bears interest at a rate of LIBOR plus a margin and is amortized over twelve years with a balloon payment at maturity. As of September 30, 2007, $173 million of the RBS loan is outstanding and secured by eight Embraer 190 aircraft that we purchased between December 2006 and September 2007.
Affinity Credit Card Partner Agreement
     In connection with the merger, AWA, pre-merger US Airways Group and Barclays Bank of Delaware entered into an amended credit card agreement on August 8, 2005. Pursuant to the amended credit card agreement, Barclays agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card. The amended credit card agreement went into effect on January 1, 2006. Prior to that date, the AWA credit card program was administered by Bank of America, N.A. (USA), under an agreement that terminated on December 31, 2005.
     US Airways’ credit card program was also administered by Bank of America, N.A. (USA) prior to the merger. On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America, and that notice was to become effective on December 28, 2007. Pending termination of the Bank of America agreement, there is a dual branding period during which both Barclays and Bank of America are running separate credit card programs for us. As a result of a May 11, 2007 settlement of litigation filed by Bank of America against US Airways Group, US Airways and AWA, the agreement with Bank of America has been extended to March 31, 2009, among other changes, and the dual branding period has been extended through the same date.
     The amended credit card agreement with Barclays took effect at the effective time of the merger. The credit card services provided by Barclays under the amended credit card agreement commenced in early January 2006 and will continue until the new expiration date, which, as a result of the litigation settlement, is March 31, 2015.
     Under the amended credit card agreement, Barclays pays us fees for each mile awarded to each credit card account administered by Barclays, subject to certain exceptions. Barclays also agreed to pay a one-time bonus payment of $130 million following the effectiveness of the merger and an annual bonus of $5 million to us, subject to certain exceptions, for each year after Barclays becomes the exclusive issuer of the co-branded credit card. The one-time bonus was paid to us on October 3, 2005. If Barclays is not granted exclusivity to offer a co-branded credit card after the dual branding period with Bank of America, we must repay this bonus payment and repurchase unused prepaid miles with interest, plus repay a $20 million bonus payment AWA received under the original credit card agreement with Barclays and pay $50 million in liquidated damages. As of September 30, 2007, we have not recorded income from the bonus payments and have a deferred liability of $150 million recorded in other long-term liabilities.

     On October 3, 2005, Barclays prepaid for miles totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment described above. To the extent that these miles were not used by Barclays as allowed under the co-branded credit card program in certain circumstances, we agreed to repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Barclays, until paid in full. We made monthly interest payments at LIBOR plus 4.75% to Barclays, beginning on November 1, 2005, based on the amount of pre-purchased miles that had not been used by Barclays in connection with the co-branded credit card program and had not been repurchased by us. We were required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment was recorded as additional indebtedness in our consolidated financial statements and of AWA. As discussed above, proceeds from the Citicorp credit facility were used to repay the pre-purchased miles in full on March 23, 2007.
     Barclays requires us to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires us to maintain certain financial ratios beginning January 1, 2006. As of September 30, 2007, we were in compliance with these ratios. Barclays may, at its option, terminate the amended credit card agreement in the event that we breach our obligations under the amended credit card agreement, or upon the occurrence of certain events.
Covenants and Credit Rating
     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.” As of September 30, 2007, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
     Our credit ratings, like those of most airlines, are relatively low, with S&P’s assessment of the issuer credit rating for us and US Airways at B- and our senior unsecured debt rating at CCC. Fitch’s ratings for our long-term debt and senior unsecured debt are CCC and CC, respectively. Moody’s has rated our long-term corporate family rating at B3. A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.
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
     There have been no material changes to US Airways Group off-balance sheet arrangements as set forth in our 2006 Form 10-K. However, as part of the transfer of substantially all of AWA’s assets and liabilities to US Airways in connection with the combination of all mainline airline operations under one FAA operating certificate, all off-balance sheet commitments of AWA were also transferred. Specifically, there are 18 pass through trusts that have issued over $1.4 billion of EETCs covering the financing of 54 aircraft and three engines that were leased to AWA. As of September 26, 2007, approximately $714 million of principal amount of pass through certificates was outstanding. All of AWA’s obligations with respect to those pass through trusts and the leases of the related aircraft and engines have now been transferred to US Airways. As a result of the transfer of AWA’s obligations, the leases are now direct obligations of US Airways. The pass through trust certificates are not the direct obligations of, nor are they guaranteed by, US Airways. In addition, neither US Airways Group nor US Airways guarantee or participate in any way in the residual value of the leased aircraft. Because all of the aircraft and engines financed by the certificates issued by the pass through trusts are subject to leveraged lease financings, neither the lease obligations nor the certificates are reflected as debt on the balance sheets of either US Airways Group or US Airways. There have been no other material changes in our off-balance sheet arrangements as set forth in our 2006 Form 10-K related to US Airways.
Other Indebtedness and Obligations
     The following table provides details of our future cash contractual obligations as of September 30, 2007 (in millions):

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$16	$16	$16	$16	$1,610	$1,674
Aircraft related and other commitments (3)	100	442	40	48	239	1,429	2,298
US Airways (4)
Debt and capital lease obligations	12	97	126	101	113	1,090	1,539
Aircraft purchase and operating lease commitments (3)	207	1,367	1,742	1,379	819	4,800	10,314
Regional capacity purchase agreements (5)	393	1,724	1,789	1,825	1,861	7,564	15,156
Other US Airways Group subsidiaries (6)	2	10	4	1	1	2	20

Total	$714	$3,656	$3,717	$3,370	$3,049	$16,495	$31,001

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Includes $74 million aggregate principal amount of 7% senior convertible notes due 2020 issued by US Airways Group and the $1.6 billion Citicorp credit facility due March 23, 2014.

(3)	Aircraft purchase commitments exclude the Airbus aircraft order announced in June 2007 as the execution of a definitive purchase agreement was not completed until October 2007 and the Rolls Royce engine order announced in June 2007 as the order is contingent upon execution of a definitive purchase agreement.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(6)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
     We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the Citicorp credit facility and our amended credit card agreement with Barclays contain minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

Critical Accounting Policies and Estimates
     In the third quarter of 2007, there were no significant changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2006 Form 10-K.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements.
     In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. We adopted EITF 06-3 during the first quarter of 2007. We collect various excise taxes on ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on our consolidated financial statements.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. We currently use the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 did not have any material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
     Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk and equity price risk. Our exposure to market risk from changes in commodity prices, interest rates and equity prices has not changed materially from our exposure discussed in our 2006 Form 10-K except as updated below.
Commodity price risk
     As of September 30, 2007, we have entered into costless collars to protect ourself from fuel price risks. These transactions are in place with respect to approximately 44% of our remaining projected mainline and Express 2007 fuel requirements at a weighted average collar range of $1.85 to $2.05 per gallon of heating oil and 15% of our projected mainline and Express 2008 fuel requirements at a weighted average collar range of $1.93 to $2.13 per gallon of heating oil.
     The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At September 30, 2007, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $79 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $49 million.
Interest rate risk
     Our exposure to interest rate risk relates primarily to our variable rate long-term debt obligations. At September 30, 2007, our variable-rate long-term debt obligations of approximately $2.08 billion represented approximately 65% of our total long-term debt. If interest rates increased 10% in 2007, the impact on our results of operations would be approximately $16 million of additional interest expense.
     Included within our investment portfolio are investments in auction rate securities. As of September 30, 2007, auctions for $411 million of our investments in auction rate securities failed. While we now earn the maximum interest rate as defined by the contract, the investments are not liquid at par value. In the event we need to access these funds, we will not be able to sell these investments at par value until a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, cash equivalents and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate having to sell these securities below par value in order to operate our business. See footnote 9 in US Airways Group’s consolidated financial statements for further discussion.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934) as of September 30, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007.
Changes in internal control over financial reporting.
     During the quarter ended September 30, 2007, there has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting other than controls established to properly account for the merger and consolidation of acquired operations. US Airways Group will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel. Management will continue to evaluate its internal control over financial reporting as it executes merger integration activities as it is possible that integration activities could materially affect US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the effectiveness of controls.
     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2007.

Part II. Other Information
Item 1. Legal Proceedings
     On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim amount.
     We are unable to estimate at this time the amount of loss or probable losses, if any, that might result from an adverse resolution of the proceedings discussed above, and currently are unable to predict whether the outcome of these proceedings will have a material adverse effect on our results of operations or financial condition. We intend, however, to vigorously pursue all available defenses and claims in these matters.
     On February 9, 2007, passengers Daphne Renard and Todd Robins filed a class action suit against US Airways in San Francisco Superior Court. The complaint, which was later amended to include only Robins as a lead plaintiff, alleges that US Airways breached its contract of carriage by charging additional fares and fees, after the purchase of tickets on the usairways.com website, for passengers under two years of age who travel as “lap children,” meaning that the child does not occupy his or her own seat but travels instead on the lap of an accompanying adult. The named plaintiff alleges that he and his wife purchased international tickets through the website for themselves and a lap child. Plaintiff alleges that after initially receiving an electronic confirmation that there would be no charge for the lap child, they were later charged an additional $242.50. The complaint alleges a class period from February 9, 2002 to the present. We were served with an amended complaint in early March that continued the same allegations, but dropped plaintiff’s wife as a class representative. On May 1, 2007, US Airways filed an Answer to the complaint and also asked the court for a “complex case” designation, which the court granted on May 11, 2007. The case is now in the discovery phase. On September 25, 2007, the parties reached a settlement agreement for an immaterial amount. That agreement must be approved by the court in order to become final.
Item 1A. Risk Factors
     Below are a series of risk factors that may affect our results of operations or financial performance. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of these risk factors on our business or the extent to which any factor or combination of factors may impact our business.
Risk Factors Relating to the Company and Industry Related Risks
Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on our operating results.
     Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices have increased substantially over the past several years. Due to the competitive nature of the airline industry and market forces, we can offer no assurance that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices. Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability or price of aircraft fuel. In addition, from time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited. See also the discussion in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.
     We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases of airport and other facilities and other cash obligations. We also have guaranteed costs associated with our regional alliances and commitments to purchase aircraft. As a result of the substantial fixed costs associated with these obligations:
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
Our obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets. Moreover, the terms of our Citicorp credit facility require us to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements. Our affinity credit card partner agreement with Barclays Bank Delaware, a subsidiary of Barclays PLC, requires us to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement.

Our ability to pay the fixed costs associated with our contractual obligations depends on our operating performance and cash flow, which in turn depend on general economic and political conditions. A failure to pay our fixed costs or a breach of the contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by the credit card servicers and the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our contractual obligations, repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.
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
     Although in most circumstances the RLA prohibits strikes, after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. None of the US Airways labor agreements become amendable until December 31, 2009. Of the AWA labor agreements, four are currently amendable. There is also a risk that disgruntled employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other action short of a full strike that could individually or collectively harm the operation of the airline and impair its financial performance. This risk is heightened during our current negotiations for post-merger integrated labor agreements.
We rely heavily on automated systems to operate our business and any failure of these systems, or the failure to integrate them successfully following the merger, could harm our business.
     To operate our business we depend on automated systems, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems and our websites. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information on a timely and reliable basis. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline.

     Integration of automated airline systems is difficult, and we have encountered complications and difficulties in integrating some of our automated systems and have not completed those integration efforts. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business, and any sustained disruption in these systems could have a material adverse effect on our business.
We might not be able to fully realize the synergies generated by the merger.
     In deciding to enter into the merger agreement, US Airways Group and America West Holdings considered the long-term benefits of operating as a combined company, including, among others, an enhanced ability to compete in the airline industry and the fact that the proprietary brands of the combined company would permit US Airways Group to further differentiate itself from other airline companies. The success of the merger depends, in part, on our ability to continue to realize the anticipated revenue opportunities and cost savings from combining the businesses of US Airways Group and America West Holdings. We must continue to combine the businesses of US Airways Group and America West Holdings in a manner that permits those costs savings and other synergies to be realized in a timely fashion. In addition, we must achieve these savings without adversely affecting revenues or suffering a business interruption. If we are not able to achieve these objectives, the anticipated long-term benefits of the merger may not be realized fully.
The integration of US Airways Group and America West Holdings following the merger continues to present significant challenges.
     US Airways Group and America West Holdings face significant challenges in consolidating functions and integrating their organizations, procedures and operations in a timely and efficient manner. The integration of US Airways Group and America West Holdings has been and will continue to be costly, complex and time consuming, and management will continue to devote substantial effort to that integration and may have its attention diverted from ongoing operational matters or other strategic opportunities.
The inability to maintain labor costs at competitive levels could harm our financial performance.
     Our business plan includes assumptions about labor costs going forward. Currently, the labor costs of both AWA and US Airways are very competitive and very similar; however, we cannot assure you that labor costs going forward will remain competitive, because our agreements may become amendable, because competitors may significantly reduce their labor costs or because we may agree to higher-cost provisions in our current labor negotiations. Approximately 81% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. In the United States, these employees are organized into nine labor groups represented by five different unions at US Airways, ten labor groups represented by five different unions at AWA, five labor groups represented by four different unions at Piedmont, and five labor groups represented by five different unions at PSA. There are additional unionized groups of US Airways employees abroad.
     Some of our unions have brought grievance arbitrations in the context of the labor integration process. Unions may bring additional court actions or grievance arbitrations and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues in the context of the merger could create additional costs that we did not anticipate.
Our future growth is dependent on obtaining adequate operating facilities at airports throughout our network.
     In order to add new service and grow our presence in key airports and markets, or start service to new destinations, we must be able to obtain adequate gates, ticketing facilities, operations areas, slots (where applicable) and office space. For example, at our largest hub airport, we are seeking to increase international service despite challenging airport space constraints. Also, as airports around the world become more congested, we cannot always be sure that our plans for new service can be implemented in a commercially viable manner given operating constraints at airports throughout our network.
The travel industry continues to face ongoing security concerns.
     The attacks of September 11, 2001 and continuing terrorist threats materially impacted and continue to impact air travel. The Aviation and Transportation Security Act mandates improved flight deck security; deployment of federal air marshals on board flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training and qualifications of security screening personnel; additional provision of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks have increased costs to airlines. A concurrent increase in airport security charges and procedures, such as restrictions on carry-

on baggage, has also had a disproportionate impact on short-haul travel, which constitutes a significant portion of US Airways’ flying and revenue. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.
Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity may adversely impact our operations and financial results.
     The success of our business depends on, among other things, the ability to operate a certain number and type of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, operations and financial performance. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft. Such unanticipated extensions may require us to operate existing aircraft beyond the point of which it is economically optimal to retire them, resulting in increased maintenance costs. Additionally, there has been a recent increase in aircraft lease rates. If new aircraft orders are not filled on a timely basis, we could face higher monthly rental rates.
Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.
     A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part I, Item 3.
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
     The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until December 31, 2007. Under Vision 100 - Century of Aviation Reauthorization Act, the President may continue the insurance program until March 30, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
Changes in government regulation could increase our operating costs and limit our ability to conduct our business.
     Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the Transportation Security Administration and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. The FAA has proposed a far-reaching set of rules governing flight operations at New York LaGuardia Airport. The new rules could result in dramatic changes to the type and number of services that we offer in the future at LaGuardia. Additional laws, regulations, taxes and airport rates and charges have been proposed or discussed from time to time, including by the current Congress, including recent discussions about a “passenger bill of rights,” and if adopted these could significantly increase the cost of airline operations or reduce revenues. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation may increase costs or restrict our operations.
Ongoing data security compliance requirements could increase our costs, and any significant data breach could harm our business, financial condition or results of operations.
     Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit existing vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store database information. Furthermore, there has been heightened legislative and regulatory focus on data security, including requiring varying levels of customer notification in the event of a data breach. Many of our commercial partners, including credit card companies, have imposed certain data security standards that we must meet. In particular, we were required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply by September 30, 2007 with their highest level of data security standards. While we have made substantial progress, we did not fully meet these standards as of September 30, 2007, and we are continuing to diligently implement the remaining requirements. Failure to comply with the privacy and data use and security requirements of our partners or related laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business. In addition, failure to address appropriately these issues could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.
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
     Low cost carriers (including the new US Airways) have had a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares, particularly those targeted at business passengers, in order to shift demand from larger, more-established airlines. Some low cost carriers, which have cost structures lower than ours, have better financial performance and significant numbers of aircraft on order for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and could continue to have an impact on the overall performance of US Airways Group. There is ongoing speculation that some type of airline industry consolidation could occur in the near-term. While US Airways Group intends to aggressively protect its corporate interests, we cannot assure you that through consolidation or otherwise, combinations of other carriers would not negatively impact our business model, or that we would or would not be a participant in any industry consolidation scenario.
The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect the results of our operations or our financial performance.
     We believe that our future success will depend in large part on our ability to attract and retain highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect our business.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
     We operate principally through primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. A majority of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.
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
     Our operations are vulnerable to severe weather conditions in parts of our network that could disrupt service, create air traffic control problems, decrease revenue, and increase costs, such as during hurricane season in the Caribbean and Southeast United States, snow and severe winters in the Northeast United States and thunderstorms in the Eastern United States. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. Our results of operations will likely reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year, and the prior results of US Airways Group are not necessarily indicative of our future results.
The use of America West Holdings’ and US Airways Group’s respective pre-merger NOLs and certain other tax attributes could be limited in the future.
     From the time of the merger until the first half of 2007, a significant portion of US Airways Group’s common stock was beneficially owned by a small number of equity investors. Since the merger, some of the equity investors have sold portions of their holdings and other investors have purchased US Airways Group stock, and, as a result, we believe an “ownership change” as defined in Internal Revenue Code Section 382 occurred for US Airways Group in the first half of 2007. When a company undergoes such an ownership change, Section 382 limits the future ability to utilize any net operating losses, or NOL, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOL arising after the ownership change is not affected. Until US Airways Group has used all of its NOL as of the date of the ownership change, future significant shifts in ownership of US Airways Group’s common stock could result in additional ownership changes.
Bankruptcy-related changes to employee benefit plans could lead to protracted litigation.
     US Airways Group and its subsidiaries sponsor employee benefit plans and arrangements that provide retirement, medical, disability and other benefits to our employees and participating retirees. Many of the benefits provided under these plans are mandated under various collective bargaining agreements, while others are provided on a voluntary basis as a means to recruit and retain valuable employees. Employee benefit plans in general are increasingly the subject of protracted litigation, especially following significant plan changes. Certain of the plans sponsored by the subsidiaries of US Airways Group underwent significant changes in connection with the recent bankruptcy reorganizations, including the termination of four defined benefit pension plans pursuant to agreements with the Pension Benefit Guaranty Corporation (the “PBGC”). While the PBGC retains the authority to restore some or all of the terminated plans, we believe that its ability to do so is limited given our emergence from bankruptcy and discharge from prior debts.
US Airways Group could experience significant operating losses in the future.
     Although US Airways Group has reported an operating profit in 2007, there is no guarantee of future profitability. There are several reasons, including those addressed in these risk factors, why US Airways Group might fail to achieve profitability and might in fact experience significant losses. For example, the condition of the national economy has an impact on our revenue performance.
     Since early 2001, the U.S. airline industry’s revenue performance has fallen short of what would have been expected based on historical growth trends. This shortfall has been caused by a number of factors discussed in these risk factors.

Risks Related to Our Common Stock
Our common stock has limited trading history and its market price may be volatile.
     Our common stock began trading on the NYSE on September 27, 2005 upon the effectiveness of our merger. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
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
     The conversion of some or all of US Airways Group’s 7% senior convertible notes due 2020 will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders might consider beneficial.
     Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of US Airways Group and its stockholders. These provisions include, among other things, the following:
•	a classified board of directors with three-year staggered terms;

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;

•	the ability of US Airways Group’s board of directors to fill vacancies on the board;

•	a prohibition against stockholders taking action by written consent;

•	a prohibition against stockholders calling special meetings of stockholders;

•	a requirement that holders of at least 80% of the voting power of the shares entitled to vote in the election of directors approve amendment of the amended and restated bylaws; and

•	super-majority voting requirements to modify or amend specified provisions of US Airways Group’s amended and restated certificate of incorporation.

     These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of US Airways Group’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable our board of directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, US Airways Group is subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders, such as our equity investors at the time of the merger, whose acquisition of US Airways Group’s securities is approved by the board of directors prior to the investment under Section 203.
Our charter documents include provisions limiting voting and ownership by foreign owners.
     Our amended and restated certificate of incorporation provides that shares of capital stock may not be voted by or at the direction of persons who are not citizens of the United States if the number of shares held by such persons would exceed 24.9% of the voting stock of our company. In addition, any attempt to transfer equity securities to a non-U.S. citizen in excess of 49.9% of our outstanding equity securities will be void and of no effect.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 17 dated as of July 30, 2007 to the A319/A320 Purchase Agreement dated as of September 12, 1997 between AVSA, S.A.R.L. and America West Airlines, Inc.*

10.2	Amendment No. 3 dated as of August 15, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A.*

10.3	Amendment No. 1 dated as of August 15, 2007 to Amended and Restated Letter Agreement DCT-022/33 dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A.*

10.4	Summary of Director Compensation and Benefits†

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: October 25, 2007	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

US Airways, Inc. (Registrant)
Date: October 25, 2007	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 17 dated as of July 30, 2007 to the A319/A320 Purchase Agreement dated as of September 12, 1997 between AVSA, S.A.R.L. and America West Airlines, Inc.*

10.2	Amendment No. 3 dated as of August 15, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A.*

10.3	Amendment No. 1 dated as of August 15, 2007 to Amended and Restated Letter Agreement DCT-022/33 dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A.*

10.4	Summary of Director Compensation and Benefits†

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.