Form 10-K
period 2007-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2008-02-21
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
US Airways Group, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8444)

Delaware (State or other Jurisdiction of Incorporation or Organization)	54-1194634 (IRS Employer Identification No.)

111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)
(480) 693-0800
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
US Airways, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8442)

Delaware (State or other Jurisdiction of Incorporation or Organization)	54-0218143 (IRS Employer Identification No.)
111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)
(480) 693-0800
(Registrants telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to US Airways Group, Inc.’s 2008 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of US Airways Group, Inc.’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

US Airways Group, Inc.	Yes ☑	No ☐
US Airways, Inc.	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

US Airways Group, Inc.	Yes ☐	No ☑
US Airways, Inc.	Yes ☐	No ☑

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

US Airways Group, Inc.	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
US Airways, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes ☐	No ☑
US Airways, Inc.	Yes ☐	No ☑

The aggregate market value of common stock held by non-affiliates of US Airways Group, Inc. as of June 30, 2007 was approximately $2.7 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes ☑	No ☐
US Airways, Inc.	Yes ☑	No ☐

As of February 15, 2008, there were 91,868,160 shares of US Airways Group, Inc. common stock outstanding.

As of February 15, 2008, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.

US Airways, Inc.

Form 10-K

Year Ended December 31, 2007

		Page

PART I
Item 1.	Business	5
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28

PART II
Item 5.	Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8A.	Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.	67
Item 8B.	Consolidated Financial Statements and Supplementary Data of US Airways, Inc.	127
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	180
Item 9A.	Controls and Procedures	180
Item 9B.	Other Information	180

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	180
Item 11.	Executive Compensation	181
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	181
Item 13.	Certain Relationships and Related Transactions and Director Independence	181
Item 14.	Principal Accountant Fees and Services	181

PART IV
Item 15.	Exhibits and Financial Statement Schedules	182
	SIGNATURES
EX-10.3
EX-10.4
EX-10.5
EX-10.18
EX-10.19
EX-10.45
EX-10.46
EX-10.47
EX-10.96
EX-10.106
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2

This combined Annual Report on Form 10-K is filed by US Airways Group, Inc. (“US Airways Group”) and its wholly owned subsidiary US Airways, Inc. (“US Airways”). References in this Form 10-K to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding our outlook, expected fuel costs, the revenue environment, and our expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings Corporation (“America West Holdings”) and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Item 1A. “Risk Factors” and the following:

•	the impact of high fuel costs, significant disruptions in the supply of aircraft fuel and further significant increases to fuel prices;

•	our ability to integrate the management, operations and labor groups of US Airways Group and America West Holdings;

•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;

•	the impact of global instability, including the current instability in the Middle East, the continuing impact of the military presence in Iraq and Afghanistan, the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events that affect travel behavior;

•	reliance on automated systems and the impact of any failure or disruption of these systems;

•	the impact of future significant operating losses;

•	changes in prevailing interest rates;

•	our high level of fixed obligations and our ability to obtain and maintain financing for operations and other purposes;

•	our ability to obtain and maintain commercially reasonable terms with vendors and service providers and our reliance on those vendors and service providers;

•	security-related and insurance costs;

•	changes in government legislation and regulation;

•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;

•	interruptions or disruptions in service at one or more of our hub airports;

•	weather conditions;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	our ability to maintain adequate liquidity;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to operate pursuant to the terms of our financing facilities (particularly the financial covenants);

•	our ability to attract and retain customers;

•	the cyclical nature of the airline industry;

•	our ability to attract and retain qualified personnel;

•	economic conditions; and

•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below under Item 1A. “Risk Factors.” There may be other factors not identified above, or in Item 1A, of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-K.

PART I

Item 1.	Business

Overview

US Airways Group, a Delaware corporation, is a holding company formed in 1982 and whose origins trace back to the formation of All American Aviation in 1939. US Airways Group’s principal executive offices are located at 111 West Rio Salado Parkway, Tempe, Arizona 85281. US Airways Group’s telephone number is (480) 693-0800, and its internet address is www.usairways.com. US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”), and Airways Assurance Limited. On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.

As a result of the merger, we operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). For the years ended December 31, 2007, 2006 and 2005, passenger revenues accounted for approximately 93%, 93% and 92%, respectively, of our operating revenues. Cargo revenues and other sources accounted for 7%, 7% and 8% of our operating revenues in 2007, 2006 and 2005, respectively. We have primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Las Vegas, New York, Washington, D.C. and Boston. We are a low-cost carrier offering scheduled passenger service on approximately 3,800 flights daily to 230 communities in the continental United States, Hawaii, Alaska, Canada, the Caribbean, Latin America and Europe, making us the only U.S. based low-cost carrier with a significant international route presence. We are also the only low-cost carrier with an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. We had approximately 58 million passengers boarding our mainline flights in 2007. During 2007, we provided regularly scheduled service or seasonal service at 137 airports. During 2007, the US Airways Express network served 201 airports in the United States, Canada, the Caribbean and Latin America, including approximately 82 airports also served by our mainline operation. During 2007, US Airways Express air carriers had approximately 27 million passengers boarding their planes. As of December 31, 2007, we operated 356 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 232 regional jets and 104 turboprops.

On September 26, 2007, as part of the integration efforts following the merger of US Airways Group and America West Holdings, America West Airlines, Inc. (“AWA”) surrendered its Federal Aviation Administration (“FAA”) operating certificate. As a result, all mainline airline operations are now being conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed 100% of its equity interest in America West Holdings, the parent company of AWA, to US Airways. As a result, America West Holdings and AWA are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways. Pilots, flight attendants, and ground and maintenance employees continue to work under the terms of their respective collective bargaining agreements, including, in some cases, transition agreements reached in connection with the merger.

Our results are seasonal. Operating results are typically highest in the second and third quarters due to greater demand for air and leisure travel during the summer months and US Airways’ combination of business traffic and North-South leisure traffic in the eastern and western United States during those periods. For information regarding operating revenue in US Airways Group’s and US Airways’ principal geographic areas, see Notes 15 and 12 to their respective financial statements included in Items 8A and 8B of this Form 10-K.

Material Services Company and Airways Assurance Limited operate in support of our airline subsidiaries in areas such as the procurement of aviation fuel and insurance.

Available Information

You may read and copy any materials US Airways Group or US Airways files with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. A copy of this Annual Report on Form 10-K, as well as other Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are accessible free of charge at www.usairways.com and at the SEC’s website at www.sec.gov as soon as reasonably possible after the report is filed with or furnished to the SEC.

Airline Industry

A number of structural changes in the industry have taken shape over the past three years, including restructuring through the Chapter 11 process by four legacy carriers, including US Airways. While domestic capacity continues to rationalize through fleet reductions and the redeployment of aircraft to international markets, whether demand can remain at historically high levels in the face of rising fares is unclear.

Despite rising fuel costs throughout the year, the airline industry reported an annual profit in 2007, excluding special items and bankruptcy-related costs. While fares have increased over the prior year absorbing some of the fuel cost increase, they still remain at historically low levels on an inflation-adjusted basis.

As we begin 2008, the airline industry appears to be headed for another challenging period due to extremely high oil prices and a potential economic slowdown. Current fuel prices remain high by historical standards and significant increases in fuel price can materially and adversely affect operating costs within the industry. A softening economy also makes realizing increases in yield within the industry difficult.

Airline Operations

We operate a hub-and-spoke network with major hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Las Vegas, New York, Washington, D.C. and Boston.

In 2007, we were able to increase service in certain markets. We added new transatlantic service from Philadelphia to Athens, Greece; Brussels, Belgium; and Zurich, Switzerland. Beginning in March 2008, we will start new service to London’s Heathrow Airport from Philadelphia. Finally, in 2007, we received approval for the right to fly to Beijing, China from our Philadelphia hub.

We continued to enhance our fleet in 2007. We took delivery of nine Embraer 190 aircraft during 2007 and expect to take delivery of the remaining 14 Embraer 190 aircraft in 2008 under our Amended and Restated Purchase Agreement with Embraer. We announced an agreement with Airbus S.A.S for the firm order of 60 A320 family aircraft, in addition to the 37 aircraft from the previous A319/A320 Purchase Agreement, which we plan to use to replace older Boeing 737 aircraft in the airline’s fleet. In addition, as part of that same order, we announced plans to add 32 widebody aircraft, which includes ten Airbus A330-200 aircraft and 22 Airbus A350 Xtra Wide Body (“XWB”) aircraft. We expect to use these aircraft for both replacements of older widebody aircraft in the fleet and to facilitate international growth. We are scheduled to begin taking delivery of the A320 family and A330 family of aircraft beginning in 2009 and the A350-XWB family of aircraft in 2014. Finally, we subsequently modified our agreement with Airbus to add five additional A330-200 aircraft to our existing order, and also agreed to terms with an aircraft lessor to lease two more A330-200 aircraft, bringing the total number of widebody aircraft we are set to take delivery of to 39.

Express Operations

Certain air carriers have code share arrangements with US Airways to operate under the trade name “US Airways Express.” Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier, which is referred to generically as its code share partner. US Airways Express carriers are an integral component of our operating network. US Airways relies heavily on feeder traffic from its US Airways Express partners, which carry passengers to US Airways’ hubs from low-density markets that are uneconomical for US Airways to serve with large jets. In addition, US Airways Express operators offer complementary service in existing US Airways mainline markets by operating flights during off-peak periods between US Airways mainline flights. During 2007, the US Airways Express network served 201 airports in the continental United States, Canada, the Caribbean and Latin America, including 82 airports also served by US Airways. During 2007, approximately 27 million passengers boarded US Airways Express air carriers’ planes, approximately 40% of whom connected to US Airways’ flights. Of these 27 million passengers, approximately 8 million were enplaned by our wholly owned regional airlines Piedmont and PSA, approximately 18 million were enplaned by third-party carriers operating under capacity purchase agreements and approximately 1 million were enplaned by carriers operating under prorate agreements, as described below.

The US Airways Express code share arrangements are in the form of either capacity purchase or prorate agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. Under the prorate agreements, the prorate carriers pay certain service fees to US Airways and receive a prorated share of ticket revenue paid for connecting customers. US Airways is responsible for the pricing and marketing of connecting services to and from the prorate carrier. The prorate carrier is responsible for pricing and marketing the local, point to point markets, and is responsible for all costs incurred operating the aircraft. All US Airways Express carriers use US Airways’ reservation systems and have logos, service marks, aircraft paint schemes and uniforms similar to those of US Airways.

The following table sets forth US Airways Express code share agreements and the number and type of aircraft operated under those agreements at December 31, 2007.

Number/Type
Carrier	Agreement Type	of Aircraft

PSA(1)	Capacity Purchase	49 regional jets
Piedmont(1)	Capacity Purchase	55 turboprops
Air Wisconsin Airlines Corporation	Capacity Purchase	70 regional jets
Mesa Airlines	Capacity Purchase	51 regional jets and 6 turboprops
Chautauqua Airlines, Inc.	Capacity Purchase	9 regional jets
Republic Airways(2)	Capacity Purchase	46 regional jets
Colgan Airlines, Inc.	Prorate	29 turboprops
Air Midwest, Inc.	Prorate	14 turboprops
Trans States Airlines, Inc.	Prorate	7 regional jets

(1)	PSA and Piedmont are wholly owned subsidiaries of US Airways Group.

(2)	We are committed to purchasing capacity from Republic Airways on an additional 11 regional jets in 2008.

Marketing and Alliance Agreements with Other Airlines

US Airways maintains alliance agreements with several leading domestic and international carriers to give customers a greater choice of destinations. Airline alliance agreements provide an array of benefits that vary by partner. By code sharing, each airline is able to offer additional destinations to its customers under its flight designator code without materially increasing operating expenses and capital expenditures. Frequent flyer arrangements provide members with extended networks for earning and redeeming miles on partner carriers. Our US Airways Club members also have access to certain partner carriers’ airport lounges. We also benefit from the distribution strengths of each of the partner carriers.

In May 2004, US Airways joined the Star Alliance, the world’s largest airline alliance, with 19 member airlines serving approximately 897 destinations in 160 countries. Two additional international carriers based in Egypt and Turkey, respectively, are scheduled to join in 2008. Membership in the Star Alliance further enhances the value of US Airways’ domestic and international route network by allowing customers wide access to the global marketplace. Expanded benefits for customers include network expansion through code share service, frequent flyer program benefits, airport lounge access, convenient single-ticket pricing, one-stop check-in and coordinated baggage handling. US Airways also has bilateral marketing/code sharing agreements with Star Alliance members Lufthansa, Spanair, bmi, TAP Portugal, Asiana, Air New Zealand, and Singapore Airlines. Other international code sharing partners include Italy’s Air One, Royal Jordanian Airlines, EVA Airways and Virgin Atlantic Airways. Marketing/code sharing agreements are maintained with two smaller regional carriers in the Caribbean that operate collectively as the “GoCaribbean” network. Each of these code share agreements funnel international traffic onto US Airways’ domestic flights or support specific markets operated by US Airways in Europe and the Caribbean. Domestically, US Airways code shares with Hawaiian Airlines on intra-Hawaii flights.

In addition, US Airways has comprehensive marketing and code sharing agreements with United Airlines, a member of the Star Alliance, which began in July 2002. United, as well as its parent company, UAL Corporation, and certain of its affiliates, filed for protection under Chapter 11 of the Bankruptcy Code on December 9, 2002 and emerged on February 1, 2006. United assumed these marketing agreements in its bankruptcy proceedings. In February 2008, US Airways and United reached final agreement on amendments to the contracts governing their relationship, and approval of these agreements by the Bankruptcy Court is expected by the end of February.

Competition in the Airline Industry

Most of the markets in which we operate are highly competitive. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods to generate cash flow and to maximize revenue per ASM. Discount and promotional fares are generally non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to maintain our operating costs.

We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products, markets served and other services. We compete with both major full service airlines and low-cost airlines throughout our network of hubs and focus cities.

We believe the growth of low-fare low-cost competition will continue. Recent years have seen the entrance and growth of low-fare low-cost competitors in many of the markets in which we operate. These competitors include Southwest Airlines Co., AirTran Airways, Inc., Frontier Airlines, Inc. and JetBlue Airways. Some of these low cost carriers have lower operating cost structures than we have.

In addition, because we operate a significant number of flights in the eastern United States, our average trip distance, or stage length, is shorter than those of other major airlines. This makes us more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.

Industry Regulation and Airport Access

Our airline subsidiaries operate under certificates of public convenience and necessity or certificates of commuter authority, both of which are issued by the Department of Transportation (the “DOT”). These certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. As of September 26, 2007, US Airways and AWA are operating under a single certificate of public convenience and necessity in the name of US Airways.

Airlines are also regulated by the FAA, primarily in the areas of flight operations, maintenance, ground facilities and other operational and safety areas. Pursuant to these regulations, our airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate. The programs provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. From time to time, the FAA issues airworthiness directives and other regulations affecting our airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed mandates relating to, among other things, enhanced ground proximity warning systems, fuselage pressure bulkhead reinforcement, fuselage lap joint inspection rework, increased inspections and maintenance procedures to be conducted on certain aircraft, increased cockpit security, fuel tank flammability reductions and domestic reduced vertical separation. Regulations of this sort tend to enhance safety and increase operating costs.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington, D.C., Chicago, San Diego and San Francisco, among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of these operations. In some instances these restrictions have caused curtailments in services or increases in operating costs, and these restrictions could limit the ability of our airline subsidiaries to expand their operations at the affected airports. Authorities at other airports may consider adopting similar noise regulations.

The airline industry is also subject to increasingly stringent federal, state and local laws aimed at protecting the environment. Future regulatory developments and actions could affect operations and increase operating costs for the airline industry, including our airline subsidiaries.

Our airline subsidiaries are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. Our airline subsidiaries collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses of the Company, they represent an additional cost to our customers. There are a number of efforts in Congress to raise different portions of the various taxes imposed on airlines and their passengers.

The Aviation and Transportation Security Act (the “Aviation Security Act”) was enacted in November 2001. Under the Aviation Security Act, substantially all aspects of civil aviation security screening were federalized, and a new Transportation Security Administration (the “TSA”) under the DOT was created. TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Aviation Security Act, among other matters, mandates improved flight deck security; carriage at no charge of federal air marshals; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports pursuant to regulations issued in connection with the Aviation Security Act; and the provision of passenger data to U.S. Customs and Border Protection.

Funding for TSA is provided by a combination of air-carrier fees, passenger fees and taxpayer monies. The air-carrier fee, or Aviation Security Infrastructure Fee (“ASIF”), has an annual cap equivalent to the amount that an individual air carrier paid in calendar year 2000 for the screening of passengers and property. TSA may lift this cap at any time and set a new higher fee for air carriers. In 2005, TSA assessed additional ASIF liability on 43 air carriers, including US Airways, Piedmont, PSA and non-owned affiliates for whom US Airways pay ASIF. The passenger fee, which is collected by air carriers from their passengers, is currently set at $2.50 per flight segment but not more than $10.00 per round trip.

In 2007, we incurred expenses of $52 million for the ASIF, including amounts paid by US Airways Group’s wholly owned regional subsidiaries and amounts attributable to regional carriers. Implementation of the requirements of the Aviation Security Act have resulted and will continue to result in increased costs for us and our passengers and has and will likely continue to result in service disruptions and delays. As a result of competitive pressure, US Airways and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

Most major U.S. airports impose passenger facility charges. The ability of airlines to contest increases in these charges is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through passenger facility charges to our customers is subject to various factors, including market conditions and competitive factors. The current cap on passenger facility charges is $4.50; however, there is legislation in Congress to raise the cap on passenger facility charges to $7.00 per passenger.

At John F. Kennedy International Airport, LaGuardia, Newark Liberty International and Reagan National, which are designated “High Density Airports” by the FAA, there are restrictions that limit the number of departure and arrival slots available to air carriers during peak hours. In April 2000, legislation was enacted that eliminated slot restrictions in January 2007 at LaGuardia and Kennedy. On December 20, 2006, the FAA implemented an interim rule to maintain the number of hourly operations at LaGuardia until a final rule is adopted. The FAA proposed a comprehensive final rule for LaGuardia in August 2006. The proposed rule would require a minimum number of seats on certain operations to/from LaGuardia. Failure to comply with the minimum seat requirement would lead to the withdrawal of operating authority until compliance is achieved. The proposed rule also introduces a finite lifespan for “operating authorizations” of no more than ten years. The FAA intends to seek Congressional approval for the introduction of market based mechanisms for allocating expiring operating authorizations. We filed extensive comments with the FAA in December 2006 detailing the numerous concerns we have with the proposed rule. Other than making some technical corrections to the current operating restrictions at LaGuardia, no other action concerning the level of operations at LaGuardia was taken by the federal government in 2007. The DOT and FAA convened an Aviation Rulemaking Committee (“ARC”) to address congestion and delays in the New York region. While the short-term changes associated with the ARC relate to technical improvements to increase air space efficiency, we anticipate that the DOT will issue a proposed rulemaking addressing other issues discussed in the ARC, including technical operations issues and competition issues.

In addition, the government intends to cap operations at both Kennedy and Newark starting later in the first quarter of 2008. Thus, airlines will not be able to add flights at LaGuardia, Kennedy or Newark without acquiring operating rights from another carrier. In the future, takeoff and landing time restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including our airline subsidiaries, particularly in light of the increase in the number of airlines operating at these airports.

The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect our international operations. We could see significant changes in terms of air service between the United States and Europe as a result of the implementation of the U.S. and the EU Air Transport Agreement, generally referred to as Open Skies Agreement, which takes effect in March 2008. The Open Skies Agreement removes bilateral restrictions on the number of flights between the U.S. and EU.

The DOT has proposed several new initiatives concerning airline obligations toward passengers. These regulations involve increases in the denied boarding compensation that airlines must pay for passengers involuntarily denied travel. In addition, new regulations addressing how airlines handle irregular operations also are under consideration.

The industry also faces increased state government activity such as the recently implemented New York State Passenger Bill of Rights law that requires airlines to provide certain services to passengers on flights within the state that undergo extended on-board ground delays. Several other states have indicated a desire to move ahead with similar legislation.

Employees and Labor Relations

Our businesses are labor intensive. In 2007, wages, salaries and benefits represented approximately 23% of our operating expenses. As of December 31, 2007, we employed approximately 39,600 active full-time equivalent employees. Of this amount, US Airways employed approximately 34,400 active full-time equivalent employees including approximately 4,200 pilots, 7,300 flight attendants, 7,100 passenger service personnel, 7,500 fleet service personnel, 2,900 maintenance personnel and 5,400 personnel in administrative and various other job categories. US Airways Group’s remaining subsidiaries employed approximately 5,200 active full-time equivalent employees including approximately 900 pilots, 500 flight attendants, 2,400 passenger service personnel, 400 maintenance personnel and 1,000 personnel in administrative and various other job categories.

A large majority of the employees of the major airlines in the United States are represented by labor unions. As of December 31, 2007, approximately 85% of our active employees were represented by various labor unions.

Since the merger, we have been in the process of integrating the labor agreements of US Airways and AWA. Listed below are the integrated labor agreements and the status of the US Airways and AWA labor agreements that remain separate with their major domestic employee groups.

			Contract
Union	Class or Craft	Employees(1)	Amendable

Integrated labor agreements:
Airline Customer Service Employee Association — IBT and CWA (the “Association”)	Passenger Service	7,100	12/31/2011
Transport Workers Union (“TWU”)	Dispatch	200	12/31/2009
TWU	Flight Simulator Engineers	30	12/31/2011
TWU	Flight Crew Training Instructors	80	12/31/2011
US Airways:
Air Line Pilots Association (“ALPA”)	Pilots	2,700	12/31/2009	(2)
Association of Flight Attendants-CWA (“AFA”)	Flight Attendants	4,900	12/31/2011	(3)
International Association of Machinists & Aerospace Workers (“IAM”)	Mechanic and Related	2,100	12/31/2009	(4)
IAM	Fleet Service	4,500	12/31/2009	(5)
IAM	Maintenance Training Specialists	30	12/31/2009
AWA:
ALPA	Pilots	1,500	12/30/2006	(2)
AFA	Flight Attendants	2,400	05/04/2004	(3)
IAM	Mechanic and Related	800	10/07/2003	(4)
IAM	Fleet Service	3,000	06/12/2005	(5)
IAM	Stock Clerks	60	04/04/2008	(4)

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2007.

(2)	Pilots continue to work under the terms of their separate US Airways and AWA collective bargaining agreements.

(3)	In negotiations for a single labor agreement applicable to both US Airways and AWA. On December 15, 2005, the National Mediation Board recessed AFA’s separate contract negotiations with AWA indefinitely.

(4)	Mechanics and stock clerks continue to work under the terms of their separate US Airways and AWA collective bargaining agreements.

(5)	Fleet service agents continue to work under the terms of their separate US Airways and AWA collective bargaining agreements.

On November 14, 2007, the National Mediation Board notified the Company that an application for representation of the pilots of US Airways had been filed by the US Airline Pilots Association (“USAPA”). An investigation by the Board is now underway to determine whether USAPA, ALPA or neither union should be the certified representative of the pilots. We cannot predict the outcome of the investigation by the National Mediation Board or the effect, if any, on US Airways’ operational or financial performance.

There are few remaining unrepresented employee groups that could engage in organization efforts. We cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on US Airways’ operations or financial performance. For more discussion, see Item 1A. “Risk Factors, Risk Factors Relating to the Company and Industry Related Risks — Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”

Aviation Fuel

In 2007 and 2006, aviation fuel was our largest expense. The average cost of a gallon of aviation fuel for our mainline operations increased 6% from 2006 to 2007 after increasing 8% from 2005 to 2006. Because the operations of our airline are dependent upon aviation fuel, increases in aviation fuel costs could materially and adversely affect liquidity, results of operations and financial condition.

We maintain an active fuel hedging program. As part of our fuel hedging program, we have periodically entered into certain fixed price swaps, collar structures and other similar derivative contracts. As of December 31, 2007, we had entered into hedging transactions using costless collars, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 22% of our 2008 fuel consumption requirements. During 2007, 2006 and 2005, we recognized a net gain of $245 million, a net loss of $79 million and a net gain of $75 million, respectively, related to hedging activities.

The following table shows annual aircraft fuel consumption and costs for mainline for 2005 through 2007 (gallons and aircraft fuel expense in millions):

		Average Price	Aircraft Fuel	Percentage of Total
Year	Gallons	per Gallon(1)	Expense(1)	Operating Expenses

2007	1,195	$2.20	$2,630	30.7%
2006	1,210	2.08	2,518	29.8%
2005(2)	628	1.93	1,214	28.8%

(1)	Includes fuel taxes and excludes the impact of fuel hedges. The impact of fuel hedges is described in Item 7 under “US Airways Group’s Results of Operations.”

(2)	The 2005 data includes AWA for the 269 days through September 27, 2005, the effective date of the merger, and consolidated data for AWA and US Airways for the 96 days from September 27, 2005 to December 31, 2005.

In addition, we incur fuel expense related to our US Airways Express operations. For the years ended December 31, 2007, 2006 and 2005, total fuel expense for US Airways’ former MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express was $765 million, $764 million, and $327 million, respectively.

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including:

•	the impact of global political instability on crude production;

•	unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries, as evidenced in the third quarter of 2005 when Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished;

•	unpredictable increases to oil demand due to weather or the pace of economic growth;

•	inventory levels of crude, refined products and natural gas; and

•	other factors, such as the relative fluctuation in value between the U.S. dollar and other major currencies and the influence of speculative positions on the futures exchanges.

Insurance

US Airways Group and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes:

•	liability for injury to members of the public, including passengers;

•	damage to property of US Airways Group, its subsidiaries and others;

•	loss of or damage to flight equipment, whether on the ground or in flight;

•	fire and extended coverage;

•	directors’ and officers’ liability;

•	travel agents’ errors and omissions;

•	advertiser and media liability;

•	fiduciary; and

•	workers’ compensation and employer’s liability.

Since September 11, 2001, US Airways Group and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events, which coverage is called war risk coverage, at reasonable rates from the commercial insurance market. US Airways, therefore, purchased its war risk coverage through a special program administered by the FAA, as have most other U.S. airlines. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2005. The program was subsequently extended, with the same conditions and premiums, until March 31, 2008. Under the Vision 100 — Century of Aviation Reauthorization Act, the President may continue the insurance program until December 31, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost to passengers may be limited.

Customer Service

We are committed to building a successful combined airline by taking care of our customers. We believe that our focus on excellent customer service in every aspect of our operations, including personnel, flight equipment, inflight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, will strengthen customer loyalty and attract new customers.

We reported the following combined operating statistics to the DOT for mainline operations for the years ended December 31, 2007, 2006 and 2005:

	Full Year
	2007	2006	2005

On-time performance(a)	68.7	76.9	77.8
Completion factor(b)	98.2	98.9	98.2
Mishandled baggage(c)	8.47	7.88	7.68
Customer complaints(d)	3.16	1.36	1.55

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

We faced major operational challenges during the first half of 2007 resulting from adverse weather conditions in the northeast, heavy air traffic congestion in many of our hubs and difficulties associated with the migration to a single reservation system in early March 2007. All of these factors contributed to a difficult operating environment. During 2007, we implemented several initiatives to improve operational performance as follows:

•	We hired approximately 1,000 new employees system-wide to boost airport customer service.

•	Starting with the June 1, 2007 schedule, we lengthened the operating day at our hubs, lowered utilization, and increased the number of designated spare aircraft in order to ensure operational reliability.

•	We established Passenger Operations Control (POC) centers at our Philadelphia and Charlotte hubs and at Reagan National airport. These POC centers monitor all inbound flight activity and identify customers who are on flights that for whatever reason (weather, air traffic congestion, etc.) might miss their connecting flights. The POC center professionals interact closely with the airline’s System Support Center to rebook passengers who may misconnect even before the inbound flight lands.

•	We announced in the third quarter of 2007 the appointment of Robert Isom as the new Chief Operating Officer to head up the airline’s operations including flight operations, inflight services, maintenance and engineering, airport customer service, reservations, and cargo. Mr. Isom has over ten years of airline experience at Northwest Airlines, Inc. and AWA.

The implementation of our initiatives resulted in an improved trend in operational performance since the second quarter of 2007. In the fourth quarter of 2007, our on-time performance improved to 76.9% as compared to 64.3% in the second quarter of 2007. In the month of December 2007, our on-time performance was ranked first amongst the ten largest U.S. airlines. Our rate of customer complaints filed with the DOT per 100,000 passengers improved, decreasing to 2.27 in the fourth quarter of 2007 from 3.64 in the second quarter of 2007. Our rate of mishandled baggage reports per 1,000 passengers was 7.28 in the fourth quarter of 2007, an improvement from 8.57 in the second quarter of 2007.

Frequent Traveler Program

All major United States airlines offer frequent flyer programs to encourage travel on their respective airlines and customer loyalty. US Airways’ Dividend Miles frequent flyer program allows participants to earn mileage credits for each paid flight segment on US Airways, Star Alliance carriers, and certain other airlines that participate in the program. Participants flying on first class or Envoy class tickets receive additional mileage credits. Participants can also receive mileage credits through special promotions that we periodically offer and may also earn mileage credits by utilizing certain credit cards and purchasing services from non-airline partners such as hotels and rental car agencies. We sell mileage credits to credit card companies, telephone companies, hotels, car rental agencies and others that participate in the Dividend Miles program. Mileage credits can be redeemed for free, discounted or upgraded travel awards on US Airways, Star Alliance carriers or other participating airlines.

US Airways and the other participating airline partners limit the number of seats allocated per flight for award recipients by using various inventory management techniques. Award travel for all but the highest-level Dividend Miles participants is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. US Airways reserves the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change. On January 31, 2007, we changed our program regarding active membership status to require members to have either earned or redeemed miles within a consecutive 18 month period to maintain active membership status. Prior to the change in the program, members were granted a 36 month period to maintain active status.

Ticket Distribution

The now common usage of electronic tickets within North America, and the rapid expansion of electronic ticketing in Europe and elsewhere, have allowed for the streamlining of processes and the increased efficiency of customer servicing and support. During 2007, electronic tickets represented 99% of all tickets issued to customers flying US Airways. The addition of a $50 surcharge to most customers requiring paper tickets has allowed US Airways to continue to support exceptional requests, while offsetting any cost variance associated with the issuance and postal fulfillment of paper tickets. Airlines based in North America have recently proposed a mandate that airlines move to 100% electronic ticketing over the next couple of years, which we believe would, if enacted, serve to enhance customer service and control costs for ticketing services supported by the airline and distribution partners.

The shift of consumer bookings that began several years ago from traditional travel agents, airline ticket offices and reservation centers to online travel agent sites (e.g., Orbitz, Travelocity, Expedia and others) as well as airline direct websites (e.g., www.usairways.com) has continued to occur within the industry. Historically, traditional and online travel agencies used Global Distribution Systems (“GDSs”), such as Sabre Travel Network®, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, referred to as a “GDS fee,” that is charged to the airline. Bookings made directly with an airline, through its reservation call centers or website, do not generate a GDS fee. The growth of the airline direct websites and travel agent sites that connect directly to airline host systems, effectively by-passing the traditional connection via GDSs, helps US Airways reduce distribution costs. In 2007, we received 55% of our sales from internet sites. Our website, www.usairways.com, accounted for 26% of our sales, while other internet sites accounted for 29% of our sales.

Due to the continued pressure on legacy airlines to lower distribution fees more aggressively than in the past in order to compete with low-cost airlines, many new companies have entered the distribution industry, such as ITA Software, G2 Switchworks, Navitaire and others, which provide low-cost GDSs. These new entrants are providing airlines with alternative economic models to do business with traditional travel agents by charging substantially lower GDS fees.

In an effort to further reduce distribution costs through internal channels, US Airways has instituted service fees for customer interaction in the following internal distribution channels: reservation call centers ($10.00 per ticket), airline ticket offices ($20.00 per ticket) and city ticket offices ($20.00 per ticket). Other services provided through these channels remain available with no extra fees. The goals of these service fees are to reduce the cost to us of providing customer service as required by the traveler and to promote the continued goal of shifting customers to our lowest cost distribution channel, www.usairways.com. Other airlines have instituted similar fee structures. Internal channels of distribution account for 37% of our sales.

US Airways Vacations

Through US Airways Vacations (“USV”), we sell individual and group travel packages including air transportation on US Airways, US Airways Express, and all US Airways codeshare partners, hotel accommodations, car rentals and other travel products. USV packages are marketed directly to consumers and through retail travel agencies in several countries and include travel to destinations throughout the U.S., Latin America, the Caribbean and Europe.

USV is focused on high-volume leisure travel products that have traditionally provided high profit margins. USV has negotiated several strategic partnerships with hotels, Internet travel sites and media companies to capitalize on the continued growth in online travel sales. USV sells vacation packages and hotel rooms through its call center; via the Internet and its websites, www.usairwaysvacations.com and www.usvtravelagents.com; through global distribution systems Sabre Vacations, Amadeus AgentNet and VAX; and through third-party websites on a co-branded or private-label basis. In 2007, approximately 78% of USV’s total bookings were made electronically, compared to 71% in 2006.

During 2007, USV operated co-branded websites for ten partner companies, including Costco Travel, Vegas.com, BestFares.com and MandalayBay.com. These co-branded sites provide a retail presence via distribution channels such as Costco wholesale warehouses and other company websites where we and USV may not otherwise be a part of the consumer’s consideration set. USV intends to continue to add new co-branded websites as opportunities present themselves.

Pre-merger US Airways Group’s Chapter 11 Bankruptcy Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC, which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division. On September 16, 2005, the Bankruptcy Court issued an order confirming the Debtors’ plan of reorganization. The plan of reorganization, which was based upon the completion of the merger, among other things, set forth a revised capital structure and established the corporate governance for US Airways Group following the merger and subsequent to emergence from bankruptcy. Under the plan of reorganization, the Debtors’ general unsecured creditors received 8.2 million shares of the new common stock of US Airways Group, which represented approximately 10% of our common stock outstanding as of the completion of the merger. The holders of US Airways Group common stock outstanding prior to the merger received no distribution on account of their interests, and their existing stock was canceled.

In accordance with the Bankruptcy Code, the plan of reorganization classified claims into classes according to their relative priority and other criteria and provided for the treatment of each class of claims. Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.6 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline passed on September 15, 2006. As of December 31, 2007, there were approximately $267 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.

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

Risk Factors Relating to the Company and Industry Related Risks

Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs, significant disruptions in the supply of aircraft fuel or further increases in fuel costs could have a significant negative impact on our operating results.

Our operating results are significantly impacted by changes in the availability or price of aircraft fuel, which in turn are often affected by global events. Fuel prices have increased substantially over the past several years and sharply in the last quarter of 2007. Because of the amount of fuel needed to operate the airline, even a relatively small increase in the price of fuel can have a significant aggregate effect on our costs. Due to the competitive nature of the airline industry and market forces, we can offer no assurance that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices. Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability or price of aircraft fuel. In addition, from time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited. See also the discussion in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

US Airways Group could experience significant operating losses in the future.

Although US Airways Group reported operating profits in 2006 and in 2007, there is no guarantee of future profitability. There are several reasons, including those addressed in these risk factors, why US Airways Group might fail to achieve profitability and might in fact experience significant losses. In particular, the condition of the economy and historic high fuel prices have an impact on our operating results, and overall worsening economic conditions increase the risk that we will experience losses.

Since early 2001, the U.S. airline industry’s revenue performance has fallen short of what would have been expected based on historical growth trends. This shortfall has been caused by a number of factors discussed in these risk factors.

Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. These processes do not apply to our current and ongoing negotiations for post-merger integrated labor agreements, and this means unions may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of the airline and impair its financial performance.

We rely heavily on automated systems to operate our business and any failure or disruption of these systems could harm our business.

To operate our business, we depend on automated systems, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems and our websites. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information on a timely and reliable basis. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline.

The inability to maintain labor costs at competitive levels could harm our financial performance.

Our business plan includes assumptions about labor costs going forward. Currently, the labor costs of both US Airways and AWA are very competitive and very similar; however, we cannot assure you that labor costs going forward will remain competitive, because some of our agreements are amendable now and others may become amendable, because competitors may significantly reduce their labor costs or because we may agree to higher-cost provisions in our current labor negotiations. Approximately 85% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. In the United States, there are nine labor groups at US Airways and AWA, and they are represented by five different unions. Some of these labor groups are fully integrated, but others, including the pilots, flight attendants, mechanics, and fleet service agents, are not. There are also five labor groups represented by four different unions at Piedmont, and five labor groups represented by five different unions at PSA. There are additional unionized groups of US Airways employees abroad.

Some of our unions have brought and may continue to bring grievances to binding arbitration. Unions may also bring court actions and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create additional costs that we did not anticipate.

Our ability to operate and grow our route network in the future is dependent on the availability of adequate facilities and infrastructure throughout our system.

In order to operate our existing flight schedule and, where appropriate, add service along new or existing routes, we must be able to obtain adequate gates, ticketing facilities, operations areas, slots (where applicable) and office space. For example, at our largest hub airport, we are seeking to increase international service despite challenging airport space constraints. The nation’s aging air traffic control infrastructure presents challenges as well. The ability of the air traffic control system to handle traffic in high-density areas where we have a large concentration of flights is critical to our ability to operate our existing schedule. Also, as airports around the world become more congested, we cannot always be sure that our plans for new service can be implemented in a commercially viable manner given operating constraints at airports throughout our network.

Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity may adversely impact our operations and financial results.

The success of our business depends on, among other things, the ability to operate a certain number and type of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, operations and financial performance. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft. Such unanticipated extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. If new aircraft orders are not filled on a timely basis, we could face higher monthly rental rates.

We are subject to many forms of environmental regulation and may incur substantial costs as a result.

We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with all environmental laws and regulations can require significant expenditures.

Several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid (glycol) to local groundwater, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise adversely affect its operations, operating costs or competitive position.

We are also subject to other environmental laws and regulations, including those that require us to remediate soil or groundwater to meet certain objectives. Under federal law, generators of waste materials, and owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. We have liability for such costs at various sites, although the future costs associated with the remediation efforts are currently not expected to have a material adverse affect on our business.

We have various leases and agreements with respect to real property, tanks and pipelines with airports and other operators. Under these leases and agreements, we have agreed to standard language indemnifying the lessor or operator against environmental liabilities associated with the real property or operations described under the agreement, even if we are not the party responsible for the initial event that caused the environmental damage. We also participate in leases with other airlines in fuel consortiums and fuel committees at airports, where such indemnities are generally joint and several among the participating airlines.

Recently, climate change issues and greenhouse gas emissions (including carbon) have attracted international and domestic regulatory interest that may result in the imposition of additional regulation on airlines. Any such regulatory activity in the future may adversely affect our business and financial results.

Governmental authorities in several U.S. and foreign cities are also considering or have already implemented aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take-

offs and landings. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

The travel industry continues to face ongoing security concerns.

The attacks of September 11, 2001 and continuing terrorist threats materially impacted and continue to impact air travel. The Aviation and Transportation Security Act mandates improved flight deck security; deployment of federal air marshals on board flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training and qualifications of security screening personnel; additional provision of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks and other such measures as may be introduced in the future generate higher operating costs for airlines. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of US Airways’ flying and revenue. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.

If we incur problems with any of our third party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including Express operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third party service provider. Any material problems with the efficiency and timeliness of contract services could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in interest rates and increased costs of financing could adversely affect our liquidity, operating expenses and results.

A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A. Also, changes in the financial markets may increase our costs to obtain funding needed for the acquisition of aircraft that we have contractual commitments to purchase.

Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases and developments of airport and other facilities and other cash obligations. We also have guaranteed costs associated with our regional alliances and commitments to purchase aircraft. As a result of the substantial fixed costs associated with these obligations:

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

Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. The FAA has proposed a far-reaching set of rules governing flight operations at New York LaGuardia Airport. The new rules could result in dramatic changes to the type and number of services that we offer in the future at LaGuardia. Additional laws, regulations, taxes and airport rates and charges have been proposed or discussed from time to time, including by the current Congress, including recent discussions about a “passenger bill of rights,” and, if adopted, these could significantly increase the cost of airline operations or reduce revenues. The state of New York has already adopted such a measure, and other states are contemplating legislation. Also, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation may increase costs or restrict our operations.

Ongoing data security compliance requirements could increase our costs, and any significant data breach could harm our business, financial condition or results of operations.

Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit existing vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store database information. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S., and abroad (particularly in the EU), including requirements for varying levels of customer notification in the event of a data breach.

Many of our commercial partners, including credit card companies, have imposed certain data security standards that we must meet. In particular, we were required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply by September 30, 2007 with their highest level of data security standards. While we have made substantial progress, we did not fully meet these standards as of September 30, 2007, and we are continuing diligently to implement the remaining requirements.

In addition to the Payment Card Industry Standards discussed above, failure to comply with the other privacy and data use and security requirements of our partners or related laws and regulations to which we are subject may expose us to fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business. In addition, failure to address appropriately these issues could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until March 31, 2008. Under Vision 100 - Century of Aviation Reauthorization Act, the President may continue the insurance program until December 31, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

The airline industry is intensely competitive and dynamic.

Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low-cost air carrier. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In addition, because a significant portion of US Airways’ traffic is short-haul travel, US Airways is more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.

Low cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares, particularly those targeted at business passengers, in order to shift demand from larger, more-established airlines. Some low cost carriers, which have cost structures lower than ours, have better financial performance and significant numbers of aircraft on order for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and could continue to have an impact on the overall performance of US Airways Group.

Industry consolidation could weaken our competitive position.

If mergers or other forms of industry consolidation take place, US Airways Group might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that obtain assets could be harmed.

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

We operate principally through primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Las Vegas, New York, Washington, D.C. and Boston. A majority of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

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

We may be adversely affected by global events that affect travel behavior.

Our revenue and results of operations may be adversely affected by global events beyond our control. Wars or other military conflicts, including the war in Iraq may depress air travel, particularly on international routes. An outbreak of a contagious disease such as Severe Acute Respiratory Syndrome (“SARS”), avian flu, or an other influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry and us by reducing revenues and impacting travel behavior.

We are exposed to foreign currency exchange rate fluctuations.

As we expand our international operations, we will have significant operating revenues and expenses, as well as assets and liabilities, denominated in foreign currencies. Fluctuations in foreign currencies can significantly affect our operating performance and the value of our assets and liabilities located outside of the United States.

The use of US Airways Group’s pre-merger NOLs and certain other tax attributes could be limited in the future.

From the time of the merger until the first half of 2007, a significant portion of US Airways Group’s common stock was beneficially owned by a small number of equity investors. Since the merger, some of the equity investors have sold portions of their holdings and other investors have purchased US Airways Group stock, and, as a result, we believe an “ownership change” as defined in Internal Revenue Code Section 382 occurred for US Airways Group in February 2007. When a company undergoes such an ownership change, Section 382 limits the future ability to utilize any net operating losses, or NOL, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOL arising after the ownership change is not affected. Until US Airways Group has used all of its existing NOL, future significant shifts in ownership of US Airways Group’s common stock could result in a new Section 382 limit on our NOL as of the date of an additional ownership change.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Flight Equipment

We operated a mainline fleet of 356 aircraft at the end of 2007 (supported by approximately 232 regional jets and approximately 104 turboprops that provide passenger feed into the mainline system), down from a total of 359 mainline aircraft at the end of 2006. During 2007, we removed nine Boeing 737-300 aircraft and three Boeing 757-200 aircraft from our mainline fleet and took delivery of nine Embraer E190 aircraft.

On October 2, 2007, US Airways and Airbus executed definitive purchase agreements for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 wide-body aircraft, including 22 A350 Xtra Wide Body (“XWB”) aircraft and ten A330-200 aircraft. These are in addition to the 37 single-aisle A320 family aircraft from the previous Airbus purchase agreement. On November 15, 2007, US Airways and Airbus amended the A330 Purchase Agreement, adding an additional five firm A330-200 aircraft.

In 2008, we expect to take delivery of an additional 14 Embraer E190 aircraft and five Airbus A321 aircraft. Between 2009 and 2011, we expect to take delivery of 83 Airbus aircraft, consisting of 68 Airbus A320 family and 15 A330-200 aircraft under the purchase agreements as well as lease two A330-200 aircraft in accordance with a letter of intent with an aircraft lessor.

As of December 31, 2007, we had 94 aircraft that have lease expirations prior to the end of 2010. This includes lease expirations for 41 Boeing 737-300 and eight Boeing 737-400 aircraft that are being replaced by Airbus A320 family aircraft to be delivered under the Airbus purchase agreement discussed above. The 45 remaining lease expirations are for Boeing 757, Boeing 767, Airbus A319 and Airbus A320 aircraft, which provides some flexibility to decrease capacity and related aircraft obligations in the event of an industry downturn or an operational need for different aircraft.

As of December 31, 2007, US Airways Group had the following jet and regional jet aircraft:

		Owned/
Aircraft Type	Avg. Seats	Mortgaged(1)	Leased(2)	Total	Avg. Age

A330-300	293	4	5	9	7.3
A321	183	15	13	28	6.5
A320	150	8	67	75	9.7
A319	124	3	90	93	7.2
B767-200	203	—	10	10	18.4
B757-200	189	3	40	43	17.8
B737-400	144	—	40	40	17.8
B737-300	130	—	47	47	19.7
ERJ 190	99	11	—	11	0.5

Total	151	44	312	356	11.9

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.

(2)	The terms of the leases expire between 2008 and 2024.

As of December 31, 2007, US Airways Group’s wholly owned regional airline subsidiaries operated the following turboprop and regional jet aircraft:

	Average Seat				Average
Aircraft Type	Capacity	Owned	Leased(1)	Total	Age (years)

CRJ-700	70	7	7	14	3.3
CRJ-200	50	12	23	35	3.8
De Havilland Dash 8-300	50	—	11	11	16.3
De Havilland Dash 8-100	37	33	11	44	17.2

Total	47	52	52	104	10.8

(1)	The terms of the leases expire between 2008 and 2022.

As discussed in Item 1. “Business — Express Operations,” we have code share agreements with certain regional jet affiliate operators. Collectively, wholly owned regional airline subsidiaries and affiliate operators flew 225 regional jet aircraft and 61 turboprop aircraft (excluding affiliate carriers operating under pro-rate agreements) as part of US Airways Express as of December 31, 2007.

We maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet its current operating requirements.

The following table illustrates our committed orders, scheduled lease expirations, and lessor put options as of December 31, 2007.

	2008	2009	2010	2011	2012	Thereafter

Firm orders remaining	19	25	25	33	24	22
Scheduled mainline lease expirations	35	23	36	20	24	174
Scheduled wholly owned subsidiary lease expirations	—	15	7	—	—	30
Lessor put options	—	—	—	—	1	—

See Notes 10 and 8, “Commitments and Contingencies” in Part II, Items 8A and 8B respectively, for additional information on aircraft purchase commitments.

We are a participant in the Civil Reserve Air Fleet, a voluntary program administered by the U.S. Air Force Air Mobility Command. The General Services Administration of the U.S. Government requires that airlines participate in Civil Reserve Air Fleet, if activated, in order to receive U.S. Government business. We are reimbursed at compensatory rates when aircraft are activated under Civil Reserve Air Fleet or when participating in Department of Defense business.

Ground Facilities

We lease the majority of our ground facilities, including:

•	executive and administrative offices in Tempe, Arizona;

•	our principal operating, overhaul and maintenance bases at the Pittsburgh International, Charlotte Douglas International and Phoenix Sky Harbor International Airports;

•	training facilities in Phoenix and Charlotte;

•	central reservations offices in Winston-Salem, North Carolina, Tempe, Arizona, Reno, Nevada, and Liverpool, U.K.; and

•	line maintenance bases and local ticket, cargo and administrative offices throughout our system.

The following table describes our principal properties:

		Approximate
		Internal Floor
Principal Properties	Description	Area (sq. ft.)	Nature of Ownership

Tempe, AZ Headquarters	Nine story complex housing headquarters for US Airways Group	218,000	Lease expires April 2014.
Tempe, AZ	Administrative office complex	203,000	Lease expires May 2013.
Philadelphia International Airport	68 preferential gates, exclusive ticket counter space, clubs, support space and concourse areas	550,000	Lease expires June 2011.
Charlotte Douglas International Airport	36 exclusive gates, ticket counter space and concourse areas	226,000	Lease expires June 2016.
Phoenix Sky Harbor International Airport	42 exclusive gates, ticket counter space and administrative offices	330,000	Airport Use Agreement expires June 2016. Gate use governed by month-to-month rates and charges program.
Pittsburgh International Airport	10 exclusive gates, ticket counter space and concourse areas	122,000	Lease expires May 2018.
Las Vegas McCarran International Airport	19 preferential gates, exclusive club, ticket counter space, support space and concourse areas	115,000	Lease expires June 2008.
Ronald Reagan Washington National Airport	15 gates, ticket counter space and concourse areas	80,000	Lease expires September 2014.

		Approximate
		Internal Floor
Principal Properties	Description	Area (sq. ft.)	Nature of Ownership

Maintenance facility — Charlotte, NC	Hangar bays, hangar shops, ground service equipment shops, cargo, catering and warehouse	847,000	Facilities and land leased from the City of Charlotte. Lease expires June 2017.
Maintenance facility — Pittsburgh, PA	Hangar bays, hangar shops, ground service equipment shops, cargo, catering and warehouse	649,000	Facilities and land leased from Allegheny County Airport Authority. Lease expires December 2010.
Maintenance and technical support facility at Phoenix Sky Harbor International Airport	Four hangar bays, hangar shops, office space, warehouse and commissary facilities	375,000	Facilities and land leased from the City of Phoenix. Lease expires September 2019.
Training facility — Charlotte, NC	Classroom training facilities and ten full flight simulator bays	159,000	Facilities and land leased from the City of Charlotte. Lease expires June 2017.
Flight Training and Systems Operations Control Center, Phoenix, AZ	Complex accommodates training facilities, systems operation control and crew scheduling functions	164,000	Facilities and land leased from the City of Phoenix. Lease expires February 2031.
Operations Control Center — Pittsburgh, PA	Complex accommodates systems operation control and crew scheduling functions	61,000	Lease expires March 2009.

In addition, we lease an aggregate of approximately 217,000 square feet of data center, office and warehouse space in Tempe and Phoenix, AZ as well as 27,000 square feet of data center in Winston-Salem, NC.

Space for ticket counters, gates and back offices has been obtained at each of the other airports in which we operate, either by lease from the airport operator or by sublease or handling agreement from another airline.

In September 2007, we broke ground for a new 72,000 square foot state-of-the-art operations control center near Pittsburgh International Airport. The new facility will hold 600 employees, with completion slated for early 2009.

Terminal Construction Projects

We use public airports for our flight operations under lease arrangements with the government entities that own or control these airports. Airport authorities frequently require airlines to execute long-term leases to assist in obtaining financing for terminal and facility construction. Any future requirements for new or improved airport facilities and passenger terminals at airports in which our airline subsidiaries operate could result in additional occupancy costs and long-term commitments.

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

On February 9, 2007, passengers Daphne Renard and Todd Robins filed a class action suit against US Airways in San Francisco Superior Court. The complaint, which was later amended to include only Robins as a lead plaintiff, alleges that US Airways breached its contract of carriage by charging additional fares and fees, after the purchase of tickets on the usairways.com website, for passengers under two years of age who travel as “lap children,” meaning that the child does not occupy his or her own seat but travels instead on the lap of an accompanying adult. The named plaintiffs allege that he and his wife purchased international tickets through the website for themselves and a lap child. Plaintiffs allege that after initially receiving an electronic confirmation that there would be no charge for the lap child, they were later charged an additional $242.50. The complaint alleges a class period from February 9, 2002 to the present. We were served with an amended complaint in early March 2007 that continued the same allegations, but dropped plaintiff’s wife as a class representative. On May 1, 2007, US Airways filed an Answer to the complaint and also asked the court for a “complex case” designation, which the court granted on May 11, 2007. On September 25, 2007, the parties reached a settlement for an immaterial amount. That agreement must be approved by the court in order to become final.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Exchange Listing

On September 27, 2005, the effective date of the merger, our common stock began trading on the NYSE under the symbol “LCC.” As of February 15, 2008, the closing price of our common stock on the NYSE was $14.41. As of February 15, 2008, there were 2,752 holders of record of the common stock.

Market Prices of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on the NYSE:

Year Ended
December 31	Period	High	Low

2007	Fourth Quarter	$33.45	$14.41
	Third Quarter	36.81	24.26
	Second Quarter	48.30	26.78
	First Quarter	62.50	44.01
2006	Fourth Quarter	$63.27	$43.81
	Third Quarter	56.41	36.80
	Second Quarter	52.18	36.19
	First Quarter	40.60	28.30

US Airways Group, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law, which govern the payment of dividends on or the repurchase or redemption of its capital stock. US Airways Group is restricted from engaging in any of these activities unless it maintains a capital surplus.

US Airways Group has not declared or paid cash or other dividends on its common stock since 1990 and currently does not intend to do so. Under the provisions of certain debt agreements, including our secured loans, our ability to pay dividends on or repurchase our common stock is restricted. Any future determination to pay cash dividends will be at the discretion of our board of directors, subject to applicable limitations under Delaware law, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board of directors. See “Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below for more information, including information related to dividend restrictions associated with our secured loans.

Foreign Ownership Restrictions

Under current federal law, non-U.S. citizens cannot own or control more than 25% of the outstanding voting securities of a domestic air carrier. We believe that we were in compliance with this statute during the time period covered by this report.

Item 6.	Selected Financial Data

Selected Consolidated Financial Data of US Airways Group

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are derived from the audited consolidated financial statements of US Airways Group. The full years 2007 and 2006 are comprised of the consolidated financial data of US Airways Group. The 2005 consolidated financial data presented includes the consolidated results of America West Holdings for the 269 days through September 27, 2005, the effective date of the merger, and the consolidated results of US Airways Group and its subsidiaries, including US Airways, America West Holdings and AWA, for the 96 days from September 27, 2005 to December 31, 2005. For periods prior to 2005, the consolidated financial data for US Airways Group reflect only the consolidated results of America West Holdings. The selected consolidated financial data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of US Airways Group’s independent registered public accounting firm.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions except share data)

Consolidated statements of operations data:
Operating revenues	$11,700	$11,557	$5,069	$2,757	$2,572
Operating expenses(a)	11,167	10,999	5,286	2,777	2,539
Operating income (loss)(a)	533	558	(217)	(20)	33
Income (loss) before cumulative effect of change in accounting principle(b)	427	303	(335)	(89)	57
Cumulative effect of change in accounting principle, net(c)	—	1	(202)	—	—
Net income (loss)	427	304	(537)	(89)	57
Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	4.66	3.50	(10.65)	(5.99)	4.03
Diluted	4.52	3.32	(10.65)	(5.99)	3.07
Cumulative effect of change in accounting principle:
Basic	—	0.01	(6.41)	—	—
Diluted	—	0.01	(6.41)	—	—
Earnings (loss) per common share:
Basic	4.66	3.51	(17.06)	(5.99)	4.03
Diluted	4.52	3.33	(17.06)	(5.99)	3.07
Shares used for computation (in thousands):
Basic	91,536	86,447	31,488	14,861	14,252
Diluted	95,603	93,821	31,488	14,861	23,147
Consolidated balance sheet data (at end of period):
Total assets	$8,040	$7,576	$6,964	$1,475	$1,614
Long-term obligations, less current maturities(d)	3,882	3,689	3,631	640	697
Total stockholders’ equity	1,439	970	420	36	126

(a)	The 2007 period includes $99 million of merger related transition expenses, a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65 and $5 million in charges for certain separation packages and lease termination costs related to the announced plans to reduce flying from Pittsburgh. These charges were offset by $7 million in tax credits due to an IRS rule change allowing the Company to recover tax amounts for years 2003-2006 for certain fuel usage, $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina and a $5 million Piedmont pilot pension curtailment gain related to the FAA mandated retirement age change discussed above.

The 2006 period includes $131 million of merger related transition expenses, offset by a $90 million gain associated with the return of equipment deposits upon forgiveness of a loan and $14 million of gains associated with the settlement of bankruptcy claims.

The 2005 period includes $28 million of merger related transition expenses, a $27 million loss on the sale-leaseback of six Boeing 737-300 aircraft and two Boeing 757 aircraft, $7 million of power by the hour program penalties associated with the return of certain leased aircraft, $1 million of severance for terminated employees resulting from the merger, a $1 million charge related to aircraft removed from service and a $50 million charge related to an amended Airbus purchase agreement, along with the write off of $7 million in capitalized interest. The $50 million charge was paid by means of set-off against existing equipment purchase deposits held by Airbus.

The 2004 period includes a $16 million net credit associated with the termination of the rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 engines. This credit was partially offset by $2 million of net charges related to the return of certain Boeing 737-200 aircraft, which includes termination payments of $2 million, the write-down of leasehold improvements and deferred rent of $3 million, offset by the net reversal of maintenance reserves of $3 million related to the returned aircraft.

The 2003 period includes $11 million of expenses resulting from the elimination of AWA’s hub operations in Columbus, Ohio, $2 million in charges related to the reduction-in-force of certain management, professional and administrative employees and $3 million in impairment charges on certain owned Boeing 737-200 aircraft that were grounded, which was offset by a $1 million reduction due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $1 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

(b)	The 2007 period includes a non-cash expense for income taxes of $7 million related to the utilization of NOL acquired from US Airways. The valuation allowance associated with these acquired NOL was recognized as a reduction of goodwill rather than a reduction in tax expense. In addition, the period also includes an $18 million write-off of debt issuance costs in connection with the refinancing of the $1.25 billion senior secured credit facility with General Electric Capital Corporation (“GECC”), referred to as the GE Loan, in March 2007 and $10 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary, offset by a $17 million gain recognized on the sale of stock in ARINC Incorporated.

The 2006 period includes a non-cash expense for income taxes of $85 million related to the utilization of NOL acquired from US Airways. In addition, the period includes $6 million of prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the Air Transportation Stabilization Board (“ATSB”) and two loans previously provided to AWA by GECC, $17 million in payments in connection with the inducement to convert $70 million of US Airways Group’s 7% Senior Convertible Notes to common stock and a $2 million write-off of debt issuance costs associated with those converted notes, offset by $8 million of interest income earned by AWA on certain prior year Federal income tax refunds.

The 2005 period includes an $8 million charge related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issuance costs associated with the exchange of AWA’s 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB. In the fourth quarter 2005 period, which was subsequent to the effective date of the merger, US Airways recorded $4 million of mark-to-market gains attributable to stock options in Sabre Inc. (“Sabre”) and warrants in a number of e-commerce companies.

The 2004 period includes a $1 million gain at AWA on the disposition of property and equipment due principally to the sale of one Boeing 737-200 aircraft and a $1 million charge for the write-off of debt issuance costs in connection with the refinancing of a term loan.

The 2003 period includes federal government assistance of $81 million recognized as nonoperating income under the Emergency Wartime Supplemental Appropriations Act.

(c)	The 2006 period includes a $1 million benefit which represents the cumulative effect on the accumulated deficit of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R. The adjustment reflects the impact of estimating future forfeitures for previously recognized compensation expense.

The 2005 period includes a $202 million adjustment which represents the cumulative effect on the accumulated deficit of the adoption of the direct expense method of accounting for major scheduled airframe, engine and certain component overhaul costs as of January 1, 2005. (See Part II, Item 8A, Note 3 “Change in Accounting Policy for Maintenance Costs”).

(d)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other.

Selected Consolidated Financial Data of US Airways, Inc.

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for the years ended December 31, 2007, 2006, three months ended December 31, 2005, nine months ended September 30, 2005, year ended December 31, 2004, nine months ended December 31, 2003 and three months ended March 31, 2003 are derived from the audited consolidated financial statements of US Airways. In connection with the combination of all mainline airline operations under one FAA operating certificate discussed further in Item 7, US Airways Group contributed 100% of its equity interest in America West Holdings, the parent company of AWA, to US Airways. As a result, America West Holdings and AWA are now wholly owned subsidiaries of US Airways. This contribution is reflected in the US Airways consolidated financial statements as though the transfer had occurred at the time of US Airways’ emergence from bankruptcy at the end of September 2005. Thus, the full years 2007, 2006 and three months ended December 31, 2005 are comprised of the consolidated financial data of US Airways and America West Holdings. For periods prior to September 30, 2005, the financial data reflects only the results of US Airways. The selected consolidated financial data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of US Airways’ independent registered public accounting firm.

	Successor Company(a)			Predecessor Company(a)
			Three Months	Nine Months		Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,	December 31,	December 31,	March 31,
	2007	2006	2005	2005	2004	2003	2003
	(In millions)

Consolidated statements of operations data:
Operating revenues	$11,813	$11,692	$2,589	$5,452	$7,068	$5,250	$1,512
Operating expenses(b)	11,289	11,135	2,772	5,594	7,416	5,292	1,714

Operating income (loss)(b)	524	557	(183)	(142)	(348)	(42)	(202)
Income (loss) before cumulative effect of change in accounting principle(c)	478	348	(256)	280	(578)	(160)	1,613
Cumulative effect of change in accounting principle, net(d)	—	1	—	—	—	—	—
Net income (loss)	$478	$349	$(256)	$280	$(578)	$(160)	$1,613

				Predecessor
	Successor Company(a)			Company (a)
	December 31,
	2007	2006	2005	2004	2003
	(In millions)

Consolidated balance sheet data (at end of period):
Total assets	$7,787	$7,351	$6,763	$8,250	$8,349
Long-term obligations, less current maturities(e)	2,223	2,344	3,456	4,815	4,591
Total stockholder’s equity (deficit)	1,850	(461)	(810)	(501)	89

(a)	In connection with emergence from the first bankruptcy in March 2003 and the second bankruptcy in September 2005, US Airways adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the application of fresh-start reporting, the financial statements prior to March 31, 2003 are not comparable with the financial statements for the period April 1, 2003 to September 30, 2005, nor is either period comparable to periods after September 30, 2005. References to “Successor Company” refer to US Airways on and after September 30, 2005, after the application of fresh-start reporting for the second bankruptcy.

(b)	The 2007 period includes $99 million of merger related transition expenses, a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65 and $4 million in charges for certain separation packages and lease termination costs related to the announced plans to reduce flying from Pittsburgh, which was offset by $7 million in tax credits due to an IRS rule change allowing US Airways to recover tax amounts for years 2003-2006 for certain fuel usage and $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina.

The 2006 period includes $131 million of merger related transition expenses, offset by a $90 million gain associated with the return of equipment deposits upon forgiveness of a loan and $3 million of gains associated with the settlement of bankruptcy claims.

The period for the three months ended December 31, 2005 includes $28 million of merger related transition costs, $7 million of power by the hour program penalties associated with the return of certain leased aircraft and $1 million of severance costs for terminated employees resulting from the merger.

The period for the nine months ended December 31, 2003 includes a $212 million reduction in operating expenses, net of amounts due to certain affiliates, in connection with the reimbursement for certain aviation-related security expenses in connection with the Emergency Wartime Supplemental Appropriations Act and a $35 million charge in connection with US Airways’ intention not to take delivery of certain aircraft scheduled for future delivery.

(c)	The 2007 period includes a non-cash expense for income taxes of $7 million related to the utilization of NOL that was generated prior to the merger. The decrease in the corresponding valuation allowance was recognized as a reduction of goodwill rather than a reduction in tax expense. In addition, the period also includes a $17 million gain recognized on the sale of stock in ARINC Incorporated offset by a $10 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary.

The 2006 period includes a non-cash expense for income taxes of $85 million related to the utilization of NOL that was generated prior to the merger. In addition, the period includes $6 million of prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC, which was offset by $8 million of interest income earned by AWA on certain prior year Federal income tax refunds.

The period for the three months ended December 31, 2005 includes an $8 million charge related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issuance costs associated with the exchange of AWA’s 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB. US Airways also recorded in this period $4 million of mark-to-market gains attributable to stock options in Sabre and warrants in a number of e-commerce companies.

The nine months ended September 30, 2005 and the year ended December 31, 2004 include reorganization items which amounted to a $636 million net gain and a $32 million expense, respectively.

The nine months ended December 31, 2003 include a $30 million gain on the sale of US Airways’ investment in Hotwire, Inc. In connection with US Airways’ first bankruptcy, a $1.89 billion gain is included for the three months ended March 31, 2003.

(d)	The 2006 period includes a $1 million benefit which represents the cumulative effect on the accumulated deficit of the adoption of SFAS No. 123R. The adjustment reflects the impact of estimating future forfeitures for previously recognized compensation expense.

(e)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other. Also includes liabilities subject to compromise at December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier, through its wholly owned subsidiaries US Airways, Piedmont, PSA, MSC and Airways Assurance Limited. On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC, which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.

As a result of the merger, we operate the fifth largest airline in the United States as measured by domestic RPMs and ASMs. We have primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Las Vegas, New York, Washington, D.C. and Boston. We are a low-cost carrier offering scheduled passenger service on approximately 3,800 flights daily to 230 communities in the U.S., Canada, the Caribbean, Latin America and Europe, making us the only U.S. based low-cost carrier with a significant international route presence. We are also the only low-cost carrier with an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. As of December 31, 2007, we operated 356 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 232 regional jets and 104 turboprops. In 2007, we generated passenger revenues of $10.83 billion.

The merger was accounted for as a reverse acquisition using the purchase method of accounting. As a result, although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings was treated as the acquiring company for accounting purposes due to the following factors: (1) America West Holdings’ stockholders received the largest share of US Airways Group’s common stock in the merger in comparison to unsecured creditors of US Airways Group; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the 2005 consolidated statement of operations for the new US Airways Group presented in this report is comprised of the results of America West Holdings for the 269 days through September 27, 2005 and consolidated results of US Airways Group for the 96 days from September 27, 2005 through December 31, 2005.

On September 26, 2007, as part of the integration efforts following the merger, AWA surrendered its FAA operating certificate. As a result, all mainline airline operations are now being conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed 100% of its equity interest in America West Holdings, the parent company of AWA, to US Airways. As a result, America West Holdings and AWA are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways.

All off-balance sheet commitments of AWA were also transferred to US Airways. This transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost. The contribution had no effect on the US Airways Group consolidated financial statements. Pilots, flight attendants, and ground and maintenance employees continue to work under the terms of their respective collective bargaining agreements, including, in some cases, transition agreements reached in connection with the merger.

As part of the transfer of assets and liabilities to US Airways, all of AWA’s obligations with respect to certain pass through trusts and the leases of related aircraft and engines were transferred to US Airways. The pass through trusts had issued pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETCs”), of which AWA was the deemed issuer for SEC reporting purposes. Because US Airways has assumed all of AWA’s obligations with respect to the pass through trusts, US Airways is now the deemed issuer of these EETCs. As a result, AWA no longer has an obligation to file separate financial statements or reports with the SEC and has filed a Form 15 with the SEC terminating its reporting obligations.

2007 Overview

Solid Financial Results

In 2007, we earned net income of $427 million, the second profitable year since our merger in 2005 and the fourth highest level of annual earnings in our combined history. Diluted earnings per share for the year was $4.52, compared to $3.33 in 2006. These financial results were achieved during a year that saw record fuel prices and higher costs driven by implementation of our operational improvement plan to increase reliability as well as the rationalization of our capacity.

Merger Integration Update

For 2007, our operational accomplishments included the following:

•	Merged two reservations systems onto one platform, which provides a single system for reservation and airport customer service agents that enables us to simplify ticketing processes, remove redundant systems and provide a consistent product to our passengers.

•	Marked a significant milestone by moving all of our mainline operations to a single operating certificate from the FAA, as described above. The single certificate allows us to operate as one US Airways with one set of policies, procedures, computer systems, maintenance and flight control systems.

•	Broke ground for our new 72,000 square foot state-of-the-art operations control center near Pittsburgh International Airport. The new facility will house 600 employees, with completion slated for early 2009.

•	Completed the consolidation of operations at Chicago O’Hare, the last of 38 cities where both US Airways and AWA had operated at the time of the merger.

•	Reached final single labor agreements covering the flight crew training instructors and the flight simulator engineers, each represented by the Transport Workers Union (“TWU”). Additionally, we are continuing to negotiate with the pilot, flight attendant, fleet service and mechanic labor groups in hopes of reaching final agreements with these unions.

Maintained Liquidity Position and Reduced Near-term Debt Amortizations

As of December 31, 2007, we had cash, cash equivalents and investments totaling $3 billion, of which $2.53 billion was unrestricted. Investments include $353 million of auction rate securities that are classified as noncurrent assets on our balance sheet.

In March 2007, we completed a $1.6 billion debt refinancing, which we used to extinguish three separate debt obligations: a $1.25 billion senior secured credit facility, $325 million of unsecured debt in the form of pre-paid miles and a $19 million secured credit facility. The refinancing improves liquidity by reducing debt amortization payments until 2014 and lowering near-term interest expense.

Fleet

In October 2007, US Airways entered into an agreement with Airbus S.A.S for the firm order of 60 A320 family aircraft, which will be used to replace older Boeing 737 aircraft in our fleet. In addition, as part of that same order, we announced plans to add 32 widebody aircraft to our fleet, which include ten Airbus A330-200 aircraft and 22 Airbus A350-XWB aircraft. We plan to use these aircraft for both replacements of older widebody aircraft in the fleet and to facilitate international growth. We subsequently modified our agreement with Airbus to add five additional A330-200 aircraft to our existing order, and also agreed to terms with an aircraft lessor to lease two more A330-200 aircraft, bringing the total number of widebody aircraft we are set to take delivery of to 39.

During 2007, we also committed capital to invest in our product. We have a $50 million aircraft appearance initiative currently underway to refurbish the interiors of nearly 300 mainline aircraft, including common interior branding and all leather seats through out our coach cabins. To enhance the onboard experience we plan to upgrade domestic meals and beverage selections, as well as our transatlantic Envoy product.

Revenue Pricing Environment

The revenue environment remained strong during 2007, as our mainline passenger revenue per available seat mile (“PRASM”) was 10.73 cents, a 3.7% improvement as compared to PRASM in 2006 of 10.35 cents. This improvement in mainline PRASM was driven by: (1) reductions in industry capacity and continued capacity discipline, which has better matched supply with passenger demand; (2) a rational industry pricing environment; (3) industry-wide fare increases; and (4) continued rationalization of our route network that eliminated capacity on our weakest routes.

Cost Control

During 2007, our mainline cost per available seat mile (“CASM”) increased 3.1% to 11.30 cents from 10.96 cents in 2006. The increase was largely due to higher costs associated with the implementation of our operational improvement plan to improve reliability and the impact on costs of our continued reduction in capacity, which decreased 1.5% year over year. See “US Airways Group’s Results of Operations” below for analysis related to CASM. While up year over year, we believe our mainline CASM will remain competitive with the low cost carriers and among the lowest of the traditional legacy carriers.

We remain committed to maintaining a low cost structure, which we believe is necessary to compete effectively with other airlines and in an industry whose economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel. We will continue to exercise tight cost controls and minimize unnecessary capital expenditures to drive down expenses.

First Quarter 2008 Outlook

As we begin 2008, the airline industry appears to be headed for another challenging period due to extremely high fuel prices and a potential economic slowdown. Current fuel prices remain high by historical standards. Significant increases in fuel price can materially and adversely affect our operating costs. We estimate that a one cent per gallon increase in fuel prices results in a $16 million increase in annual expense. A softening economy makes realizing increases in yield difficult.

In this environment, we currently expect to post a loss for the first quarter of 2008. In the event this environment continues through 2008, we believe we are well positioned due to our current cash position and the debt restructurings completed over the past two years.

Customer Service

We are committed to building a successful combined airline by taking care of our customers. We believe that our focus on excellent customer service in every aspect of our operations, including personnel, flight equipment, inflight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, will strengthen customer loyalty and attract new customers.

We reported the following combined operating statistics to the DOT for mainline operations for the years ended December 31, 2007, 2006 and 2005:

	Full Year
	2007	2006	2005

On-time performance(a)	68.7	76.9	77.8
Completion factor(b)	98.2	98.9	98.2
Mishandled baggage(c)	8.47	7.88	7.68
Customer complaints(d)	3.16	1.36	1.55

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

We faced major operational challenges during the first half of 2007 resulting from adverse weather conditions in the northeast, heavy air traffic congestion in many of our hubs and difficulties associated with the migration to a single reservation system in early March 2007. All of these factors contributed to a difficult operating environment. During 2007, we implemented several initiatives to improve operational performance as follows:

•	We hired approximately 1,000 new employees system-wide to boost airport customer service.

•	Starting with the June 1, 2007 schedule, we lengthened the operating day at our hubs, lowered utilization, and increased the number of designated spare aircraft in order to ensure operational reliability.

•	We established Passenger Operations Control (POC) centers at our Philadelphia and Charlotte hubs and at Reagan National airport. These POC centers monitor all inbound flight activity and identify customers who are on flights that for whatever reason (weather, air traffic congestion, etc.) might miss their connecting flights. The POC center professionals interact closely with the airline’s System Support Center to rebook passengers who may misconnect even before the inbound flight lands.

•	We announced in the third quarter of 2007 the appointment of Robert Isom as the new Chief Operating Officer to head up the airline’s operations including flight operations, inflight services, maintenance and engineering, airport customer service, reservations, and cargo. Mr. Isom has over ten years of airline experience at Northwest Airlines, Inc. and AWA.

The implementation of our initiatives resulted in an improved trend in operational performance since the second quarter of 2007. In the fourth quarter of 2007, our on-time performance improved to 76.9% as compared to 64.3% in the second quarter of 2007. In the month of December 2007, our on-time performance was ranked first amongst the ten largest U.S. airlines. Our rate of customer complaints filed with the DOT per 100,000 passengers improved, decreasing to 2.27 in the fourth quarter of 2007 from 3.64 in the second quarter of 2007. Our rate of mishandled baggage reports per 1,000 passengers was 7.28 in the fourth quarter of 2007, an improvement from 8.57 in the second quarter of 2007.

US Airways Group’s Results of Operations

The full years 2007 and 2006 include the consolidated results of US Airways Group and its subsidiaries. As noted above, the 2005 statement of operations presented includes the consolidated results of America West Holdings for the 269 days through September 27, 2005, the effective date of the merger, and the consolidated results of the new US Airways Group for the 96 days from September 27, 2005 to December 31, 2005.

In 2007, we realized operating income of $533 million and income before income taxes of $434 million. Included in these results is $245 million of net gains associated with fuel hedging transactions. This includes $187 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments as well as $58 million of net realized gains on settled hedge transactions. We are required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $187 million discussed above, would have been deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. Operating results in the 2007 period also include $99 million of net special charges due to merger related transition expenses, as well as a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65 and $5 million in charges related to our plans to reduce flying from Pittsburgh. These charges were offset by $7 million in tax credits due to an IRS rule change allowing the Company to recover certain fuel usage tax amounts for years 2003-2006, $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina and a $5 million Piedmont pilot pension curtailment gain related to the FAA mandated pilot retirement age change discussed above.

Nonoperating expense in the 2007 period includes an $18 million write-off of debt issuance costs in connection with the refinancing of the $1.25 billion GE loan in March 2007 and $10 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary, offset by a $17 million gain recognized on the sale of stock in ARINC Incorporated. The refinancing of the GE loan is discussed in more detail under “Liquidity and Capital Resources — Commitments.”

In 2006, we realized operating income of $558 million and income before income taxes and cumulative effect of change in accounting principle of $404 million. Included in these results is $79 million of net losses associated with fuel hedging transactions. This includes $70 million of unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments as well as $9 million of net realized losses on settled hedge transactions. Operating results in the 2006 period also include $27 million of net special charges, consisting of $131 million of merger related transition expenses, offset by a $90 million credit related to the restructuring of the then existing Airbus aircraft order and $14 million of credits related to the settlement of certain bankruptcy-related claims.

Nonoperating expense in the 2006 period includes $6 million of expense related to prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC, as well as $17 million in payments in connection with the inducement to convert $70 million of the 7% Senior Convertible Notes to common stock, a $2 million write off of debt issuance costs associated with those converted notes and $8 million of interest income earned by AWA on certain prior year federal income tax refunds.

In 2005, we realized operating losses of $217 million and a loss before income taxes and cumulative effect of change in accounting principle of $335 million. In 2005, America West Holdings changed its accounting policy for certain maintenance costs from the deferral method to the direct expense method as if that change occurred January 1, 2005. This resulted in a $202 million loss from the cumulative effect of a change in accounting principle, or $6.41 per common share. See Note 3, “Change in Accounting Policy for Maintenance Costs,” to the consolidated financial statements in Item 8A of this report.

Included in the 2005 results is $75 million of net gains associated with fuel hedging transactions. This includes $71 million of net realized gains on settled hedge transactions as well as $4 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. Operating results in the 2005 period also include $121 million of special charges, including $28 million of merger related transition expenses, a $27 million loss on the sale-leaseback of six Boeing 737-300 aircraft and two Boeing 757 aircraft, $7 million of power by the hour program penalties associated with the return of certain leased aircraft, $1 million of severance payments for terminated employees resulting from the merger, a $1 million charge related to certain aircraft removed from service and a $50 million charge related to an amended Airbus purchase agreement, along with the write off of $7 million in capitalized interest. The Airbus restructuring fee was paid by means of set-off against existing equipment purchase deposits held by Airbus.

Nonoperating expense in the 2005 period includes $8 million of expenses related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write off of debt issuance costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB.

As of December 31, 2007, we have approximately $761 million of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $649 million is available to reduce federal taxable income in the calendar year 2008. Our deferred tax asset, which includes the $649 million of NOL discussed above, has been subject to a full valuation allowance.

For the year ended December 31, 2007, we utilized NOL to reduce our income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, “Accounting for Income Taxes,” as this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets our tax provision dollar for dollar. We recognized $7 million of non-cash state income tax expense for the year ended December 31, 2007, as we used NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. At December 31, 2007, the remaining federal valuation allowance is $32 million, all of which was established through the recognition of tax expense. In addition, we have $37 million and $4 million, respectively, of unrealized federal and state tax benefit related to amounts recorded in other comprehensive income. At December 31, 2007, the remaining state valuation allowance is $45 million, of which $21 million was established through the recognition of tax expense and $24 million is associated with acquired NOL.

For the year ended December 31, 2006, we recognized $85 million of non-cash income tax expense, as we utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets our tax provision dollar for dollar. We also recorded Alternative Minimum Tax liability (“AMT”) tax expense of $10 million. In most cases, the recognition of AMT does not result in tax expense. However, as discussed above, since our NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. We also recorded $2 million of state income tax provision in 2006 related to certain states where NOL was not available to be used.

For the year ended December 31, 2005, we did not record an income tax benefit and recorded a full valuation allowance on any future tax benefits generated during that period as we had yet to achieve several consecutive quarters of profitable results coupled with an expectation of continued profitability.

The table below sets forth our selected mainline operating data. The 2005 full year operating statistics, which consist of 269 days of AWA results and 96 days of consolidated US Airways Group results, do not provide a meaningful comparison and have been omitted.

			Percent
	Year Ended December 31,		Change
	2007	2006	2007-2006

Revenue passenger miles (millions)(a)	61,262	60,689	0.9
Available seat miles (millions)(b)	75,842	76,983	(1.5)
Load factor (percent)(c)	80.8	78.8	2.0 pts
Yield (cents)(d)	13.28	13.13	1.2
Passenger revenue per available seat mile (cents)(e)	10.73	10.35	3.7
Cost per available seat mile (cents)(f)	11.30	10.96	3.1
Passenger enplanements (thousands)(g)	57,871	57,345	0.9
Departures (thousands)	524.8	541.7	(3.1)
Aircraft at end of period	356	359	(0.8)
Block hours (thousands)(h)	1,343	1,365	(1.6)
Average stage length (miles)(i)	925	927	(0.3)
Average passenger journey (miles)(j)	1,489	1,478	0.7
Gallons of aircraft fuel consumed (millions)	1,195	1,210	(1.3)
Average aircraft fuel price including tax (dollars per gallon)	2.20	2.08	5.8
Full time equivalent employees (end of period)	34,437	34,077	1.1

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in statute miles for one passenger origination.

2007 Compared With 2006

Operating Revenues:

			Percent
	2007	2006	Change
	(In millions)

Operating revenues:
Mainline passenger	$8,135	$7,966	2.1
Express passenger	2,698	2,744	(1.7)
Cargo	138	153	(9.4)
Other	729	694	4.9

Total operating revenues	$11,700	$11,557	1.2

Total operating revenues for 2007 were $11.7 billion as compared to $11.56 billion in 2006. Mainline passenger revenues were $8.14 billion in 2007, as compared to $7.97 billion in 2006. RPMs increased 0.9% as mainline capacity, as measured by ASMs, decreased 1.5%, resulting in a 2.0 point increase in load factor to 80.8%. Passenger yield increased 1.2% to 13.28 cents in 2007 from 13.13 cents in 2006. PRASM increased 3.7% to 10.73 cents in 2007 from 10.35 cents in 2006. The increases in yield and PRASM are due principally to the strong revenue environment in 2007 resulting from reductions in industry capacity and continued capacity and pricing discipline, industry wide fare increases during the 2007 period and higher passenger demand.

Express passenger revenues were $2.7 billion for 2007, a decrease of $46 million from the 2006 period. Express capacity, as measured by ASMs, decreased 5.0% in the 2007 period, due primarily to planned reductions in Express flying during 2007. Express RPMs decreased by 2.6% on lower capacity resulting in a 1.8 point increase in load factor to 73.0%. Passenger yield increased by 1% to 26.12 cents in 2007 from 25.86 cents in 2006.

Cargo revenues were $138 million in 2007, a decrease of $15 million from the 2006 period due to decreases in domestic mail and freight volumes. Other revenues were $729 million in 2007, an increase of $35 million from the 2006 period. The increase in other revenues was primarily driven by an increase in revenue associated with higher fuel sales to pro-rate carriers through MSC.

Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$2,630	$2,518	4.4
Loss (gain) on fuel hedging instruments, net:
Realized	(58)	9	nm
Unrealized	(187)	70	nm
Salaries and related costs	2,302	2,090	10.1
Aircraft rent	727	732	(0.6)
Aircraft maintenance	635	582	9.1
Other rent and landing fees	536	568	(5.7)
Selling expenses	453	446	1.6
Special items, net	99	27	nm
Depreciation and amortization	189	175	8.2
Other	1,247	1,223	2.0

Total mainline operating expenses	8,573	8,440	1.6
Express expenses:
Fuel	765	764	0.1
Other	1,829	1,795	1.9

Total operating expenses	$11,167	$10,999	1.5

Total operating expenses were $11.17 billion in 2007, an increase of $168 million or 1.5% compared to the 2006 period. Mainline operating expenses were $8.57 billion in the 2007 period, an increase of $133 million from the 2006 period, while ASMs decreased 1.5%. The 2007 period included net charges from special items of $99 million, primarily due to merger related transition expenses. This compares to net charges from special items of $27 million in 2006, which included $131 million of merger related transition expenses, offset by a $90 million credit related to the restructuring of the then existing Airbus aircraft order and $14 million of credits related to the settlement of certain bankruptcy-related claims. Mainline CASM increased 3.1% to 11.30 cents in 2007 from 10.96 cents in 2006. The period over period increase in CASM was driven principally by higher salaries and related costs ($212 million), due primarily to increased headcount associated with our operational improvement plan and a $99 million charge to increase our obligation for long-term disability as a result of a change in the FAA mandated retirement age for certain pilots, and aircraft fuel costs ($112 million), due to a 5.8% increase in the average price per gallon of fuel in 2007. These increases were offset in part by gains on fuel hedging instruments ($245 million) in the 2007 period as compared to losses in the 2006 period ($79 million).

The table below sets forth the major components of our mainline CASM for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,		Percent
	2007	2006	Change
	(In cents)

Mainline:
Aircraft fuel and related taxes	3.47	3.27	6.0
Loss (gain) on fuel hedging instruments, net	(0.32)	0.10	nm
Salaries and related costs	3.03	2.71	11.8
Aircraft rent	0.96	0.95	0.9
Aircraft maintenance	0.84	0.75	10.8
Other rent and landing fees	0.70	0.74	(4.3)
Selling expenses	0.60	0.58	3.1
Special items, net	0.13	0.04	nm
Depreciation and amortization	0.25	0.23	9.9
Other	1.64	1.59	3.5

	11.30	10.96	3.1

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 6% due primarily to a 5.8% increase in the average price per gallon of fuel to $2.20 in 2007 from $2.08 in 2006.

•	Loss (gain) on fuel hedging instruments, net per ASM fluctuated from a loss of 0.10 cents in 2006 to a gain of 0.32 cents in 2007 as a result of a period over period increase in the volume of barrels hedged during a period in which the fair market value of the costless collar transactions increased.

•	Salaries and related costs per ASM increased 11.8% due to a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65 as well as a period over period increase in headcount, principally in fleet and passenger service employees as part of our initiative to improve operational performance, and increases in employee benefits as a result of higher medical claims due to general inflationary cost increases.

•	Aircraft maintenance expense per ASM increased 10.8% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements as well as an increase in the volume of seat overhauls and thrust reverser repairs in the 2007 period compared to the 2006 period.

•	Depreciation and amortization per ASM increased 9.9% due to an increase in capital expenditures in 2007, specifically the acquisition of Embraer 190 aircraft and equipment to support flight operations.

Total Express expenses increased 1.4% in the 2007 period to $2.59 billion from $2.56 billion in the 2006 period, as other Express operating expenses increased $34 million. Fuel costs remained consistent period over period as the average fuel price per gallon increased 4.2% from $2.14 in the 2006 period to $2.23 in the 2007 period, which was offset by a 4% decrease in gallons consumed as block hours were down 6.2% in the 2007 period due to planned reductions in Express flying. The increase in other Express operating expenses is a result of higher rates paid under certain capacity purchase agreements due to contractually scheduled rate changes.

Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)

Nonoperating income (expense):
Interest income	$172	$153	12.5
Interest expense, net	(273)	(295)	(7.5)
Other, net	2	(12)	nm

Total nonoperating expense, net	$(99)	$(154)	(35.7)

We had net nonoperating expense of $99 million in 2007 as compared to $154 million in 2006. Interest income increased $19 million to $172 million in 2007 due to higher average cash balances and higher average rates of return on investments. Interest expense decreased $22 million to $273 million due to the full year effect in 2007 of refinancing the loan formerly guaranteed by the ATSB at lower average interest rates in March 2006, as well as the refinancing of the GE loan at lower average interest rates and the repayment of the Barclays Bank of Delaware prepaid miles loan in March 2007.

The 2007 period includes other nonoperating income of $2 million primarily related to the $18 million write off of debt issuance costs in connection with the refinancing of the GE loan in March 2007 as well as a $10 million impairment on auction rate securities considered to be other than temporary, offset by a $17 million gain on the sale of stock in ARINC Incorporated and $7 million in foreign currency gains related to sales transactions denominated in foreign currencies. The 2006 period includes $6 million of nonoperating expense related to prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan formerly guaranteed by the ATSB and two loans previously provided to AWA by GECC as well as $17 million in payments in connection with the inducement to convert $70 million of the 7% Senior Convertible Notes to common stock and a $2 million write off of debt issuance costs associated with those converted notes, offset by $11 million of derivative gains attributable to stock options in Sabre and warrants in a number of companies.

2006 Compared With 2005

As discussed above, the full year 2006 includes the consolidated results of US Airways Group and its subsidiaries, including US Airways, America West Holdings and AWA. The 2005 statement of operations presented includes the consolidated results of America West Holdings for the 269 days through September 27, 2005, the effective date of the merger, and the consolidated results of the new US Airways Group for the 96 days from September 27, 2005 to December 31, 2005. The table below shows the consolidated results (in millions):

	2006	2005
	Consolidated	Consolidated		America
	US Airways	US Airways	96 Days	West
	Group	Group	US Airways(1)	Holdings

Operating revenues	$11,557	$5,069	$1,805	$3,264
Operating expenses	10,999	5,286	1,897	3,389

Operating income (loss)	558	(217)	(92)	(125)
Nonoperating expense, net	(154)	(118)	(44)	(74)
Income tax provision	101	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	$303	$(335)	$(136)	$(199)

Diluted earnings (loss) per common share before cumulative effect of a change in accounting principle	$3.32	$(10.65)	$ n/a	$ n/a

(1)	Includes US Airways and US Airways Group’s wholly owned subsidiaries, PSA, Piedmont and MSC.

Total revenue in 2006 was $11.56 billion compared to $5.07 billion in 2005. The majority of the increase in revenue resulted from the inclusion of the results of US Airways Group as a result of the merger. In addition, an increase of $373 million, or 11.4%, was driven by an increase in passenger yield of 12.8% due to improvements in the revenue environment from increased demand and reductions in industry capacity.

Total operating expenses in 2006 were $11 billion compared to $5.29 billion in 2005, primarily reflecting the impact of the merger. The remaining increase in operating expense of $288 million or 8.5% was driven by the following factors:

•	Aircraft fuel and related tax expense increased $99 million or 12.2% due primarily to a 16.5% increase in the average price per gallon of fuel to $2.09 in 2006 from $1.80 in 2005.

•	Loss (gain) on fuel hedging instruments, net fluctuated from a gain of $75 million in 2005 to a loss of $79 million in 2006 as a result of a period over period increase in the volume of barrels hedged during a period in which the fair market value of the costless collar transactions decreased.

•	Other operating expenses increased $36 million or 11.3% in 2006 primarily due to the transition from the FlightFund frequent flyer program to the Dividend Miles program, which resulted in higher costs due to the Dividend Miles program allowing members to redeem awards on Star Alliance partner airlines.

Total nonoperating expense increased $36 million or 31% from 2005 to 2006, primarily reflecting the results of the merger. Interest income increased $123 million to $153 million in 2006 due to higher average cash balances as a result of the merger and higher average rates of return on investments as well as $8 million of interest income earned by AWA in 2006 on certain prior year federal tax refunds. Interest expense increased $148 million to $295 million due to higher average debt balances as a result of the merger.

The 2006 period includes $6 million of nonoperating expense related to prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan formerly guaranteed by the ATSB and two loans previously provided to AWA by GECC, as well as $17 million in payments in connection with the inducement to convert $70 million of the 7% Senior Convertible Notes to common stock and a $2 million write off of debt issuance costs associated with those converted notes. These expenses were offset by $11 million of derivative gains attributable to stock options in Sabre and warrants in a number of companies. The 2005 period includes nonoperating expense of $8 million related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issuance costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB.

US Airways’ Results of Operations

In connection with emergence from bankruptcy in September 2005, US Airways adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the application of fresh-start reporting, the financial statements prior to September 30, 2005 are not comparable with the financial statements for the periods after September 30, 2005. While the effective date of the plan of reorganization and the merger was September 27, 2005, the results of operations for US Airways during the four day period from September 27 through September 30, 2005 are not material to the financial statement presentation. References to “Successor Company” refer to US Airways on or after September 30, 2005, after giving effect to the application of fresh-start reporting for bankruptcy. References to “Predecessor Company” refer to US Airways prior to September 30, 2005.

On September 26, 2007, as part of the integration efforts following the merger of US Airways Group and America West Holdings in September 2005, AWA surrendered its FAA operating certificate. As a result, all mainline airline operations are now being conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed 100% of its equity interest in America West Holdings, the parent company of AWA, to US Airways. As a result, America West Holdings and AWA are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways. This transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost.

Transfers of assets between entities under common control are accounted for similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the contribution of shares. This management’s discussion and analysis of financial condition and results of operations is presented as though the transfer had occurred at the time of US Airways’ emergence from bankruptcy. Therefore, the Successor Company consolidated statements of operations, cash flows and shareholder’s equity for US Airways for the three month period ended December 31, 2005 in this report are comprised of the results of US Airways and America West Holdings. The Predecessor Company statements of operations for US Airways for the nine month period ended September 30, 2005 remain unchanged.

In 2007, US Airways realized operating income of $524 million and income before income taxes of $485 million. Included in these results is $245 million of net gains associated with fuel hedging transactions. This includes $187 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments as well as $58 million of net realized gains on settled hedge transactions. US Airways is required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $187 million discussed above, would have been deferred in other comprehensive income, a component of stockholder’s equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. Operating results in the 2007 period also include $99 million of net special charges due to merger related transition expenses, as well as a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65 and $4 million in charges related to the plans to reduce flying from Pittsburgh. These charges were offset by $7 million in tax credits due to an IRS rule change allowing US Airways to recover certain fuel usage tax amounts for years 2003-2006 and $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina.

Nonoperating expense in the 2007 period includes a $17 million gain recognized on the sale of stock in ARINC Incorporated, offset by $10 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary.

In 2006, US Airways realized operating income of $557 million and income before income taxes and cumulative effect of change in accounting principle of $446 million. Included in these results is $79 million of net losses associated with fuel hedging transactions. This includes $70 million of unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments as well as $9 million of net realized losses on settled hedge transactions. Operating results in the 2006 period also include $38 million of net special charges, consisting of $131 million of merger related transition expenses offset by a $90 million credit related to the restructuring of the then existing Airbus aircraft order and $3 million of credits related to the settlement of certain bankruptcy-related claims.

Nonoperating expense in the 2006 period includes $6 million of expense related to prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC and $8 million of interest income earned by AWA on certain prior year federal income tax refunds.

In 2005, US Airways realized an operating loss of $325 million and income before income taxes of $22 million. Included in these results is $50 million of net losses associated with fuel hedging transactions. This includes $70 million of unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments offset by $20 million of net realized gains on settled hedge transactions. Operating results in the 2005 period include $36 million of net special charges, including $28 million in merger related transition costs and $7 million in power by the hour program penalties.

Nonoperating expense in the 2005 period includes $8 million of expenses related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write off of debt issuance costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023.

As of December 31, 2007, US Airways has approximately $761 million of gross NOL to reduce future federal taxable income. Of this amount, approximately $649 million is available to reduce federal taxable income in the calendar year 2008. US Airways’ deferred tax asset, which includes the $649 million of NOL discussed above, has been subject to a full valuation allowance.

For the year ended December 31, 2007, US Airways utilized NOL to reduce its income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets the tax provision dollar for dollar. US Airways recognized $7 million of non-cash state income tax expense for the year ended December 31, 2007, as it utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. At December 31, 2007, the remaining federal valuation allowance is $40 million, all of which was established through the recognition of tax expense. In addition, US Airways has $33 million and $3 million, respectively, of unrealized federal and state tax benefit related to amounts recorded in other comprehensive income. At December 31, 2007, the remaining state valuation allowance is $43 million, of which $19 million was established through the recognition of tax expense and $24 million is associated with acquired NOL.

For the year ended December 31, 2006, US Airways recognized $85 million of non-cash income tax expense, as it used NOL that was generated prior to the merger. In accordance with SFAS No. 109, as this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets the tax provision dollar for dollar. US Airways also recorded AMT tax expense of $10 million. In most cases, the recognition of AMT does not result in tax expense. However, as discussed above, since US Airways’ NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. US Airways also recorded $2 million of state income tax provision in 2006 related to certain states where NOL was not available to be used.

For the year ended December 31, 2005, US Airways did not record an income tax benefit and recorded a full valuation allowance on any future tax benefits generated during that period as we had yet to achieve several consecutive quarters of profitable results coupled with an expectation of continued profitability.

The table below sets forth selected mainline operating data for US Airways. The 2005 full year operating statistics, which consist of a full year of US Airways’ results and AWA’s results for the three months ended December 31, 2005, do not provide a meaningful comparison and have been omitted.

			Percent
	Year Ended December 31,		Change
	2007	2006	2007-2006

Revenue passenger miles (millions)(a)	61,262	60,689	0.9
Available seat miles (millions)(b)	75,842	76,983	(1.5)
Load factor (percent)(c)	80.8	78.8	2.0 pts
Yield (cents)(d)	13.28	13.13	1.2
Passenger revenue per available seat mile (cents)(e)	10.73	10.35	3.7
Aircraft at end of period	356	359	(0.8)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

2007 Compared With 2006

Operating Revenues:

			Percent
	2007	2006	Change
	(In millions)

Operating revenues:
Mainline passenger	$8,135	$7,966	2.1
Express passenger	2,698	2,744	(1.7)
Cargo	138	153	(9.4)
Other	842	829	1.5

Total operating revenues	$11,813	$11,692	1.0

Total operating revenues for 2007 were $11.81 billion as compared to $11.69 billion in 2006. Mainline passenger revenues were $8.14 billion in 2007, as compared to $7.97 billion in 2006. RPMs increased 0.9% as mainline capacity, as measured by ASMs, decreased 1.5%, resulting in a 2.0 point increase in load factor to 80.8%. Passenger yield increased 1.2% to 13.28 cents in 2007 from 13.13 cents in 2006. PRASM increased 3.7% to 10.73 cents in 2007 from 10.35 cents in 2006. The increases in yield and PRASM are due principally to the strong revenue environment in 2007 resulting from reductions in industry capacity and continued capacity and pricing discipline, industry wide fare increases during the 2007 period and higher passenger demand.

Express passenger revenues were $2.7 billion for 2007, a decrease of $46 million from the 2006 period. Express capacity, as measured by ASMs, decreased 5.0% in the 2007 period, due primarily to planned reductions in Express flying during 2007. Express RPMs decreased by 2.6% on lower capacity resulting in a 1.8 point increase in load factor to 73.0%. Passenger yield increased by 1% to 26.12 cents in 2007 from 25.86 cents in 2006.

Cargo revenues were $138 million in 2007, a decrease of $15 million from the 2006 period due to decreases in domestic mail and freight volumes. Other revenues were $842 million in 2007, which is consistent with the 2006 period.

Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$2,630	$2,518	4.4
Loss (gain) on fuel hedging instruments, net
Realized	(58)	9	nm
Unrealized	(187)	70	nm
Salaries and related costs	2,302	2,090	10.2
Aircraft rent	727	732	(0.6)
Aircraft maintenance	635	582	9.1
Other rent and landing fees	536	568	(5.7)
Selling expenses	453	446	1.6
Special items, net	99	38	nm
Depreciation and amortization	198	184	8.1
Other	1,227	1,228	(0.1)

Total mainline operating expenses	8,562	8,465	1.1
Express expenses:
Fuel	765	764	0.1
Other	1,962	1,906	2.9

Total operating expenses	$11,289	$11,135	1.4

Total operating expenses were $11.29 billion in 2007, an increase of $154 million or 1.4% compared to the 2006 period. Mainline operating expenses were $8.56 billion in 2007, an increase of $97 million from the 2006 period, while ASMs decreased 1.5%. The 2007 period included net charges from special items of $99 million, primarily due to merger related transition expenses. This compares to net charges from special items of $38 million in 2006, which included $131 million of merger related transition expenses, offset by a $90 million credit related to the restructuring of the then existing Airbus aircraft order and $3 million of credits related to the settlement of certain bankruptcy-related claims. The period over period increase in mainline operating expenses was driven principally by increases in salaries and related costs ($212 million), aircraft fuel ($112 million) and aircraft maintenance ($53 million). These increases were offset in part by gains on fuel hedging instruments ($245 million) in the 2007 period as compared to losses in the 2006 period ($79 million).

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 4.4% due primarily to a 5.8% increase in the average price per gallon of fuel to $2.20 in 2007 from $2.08 in 2006.

•	Loss (gain) on fuel hedging instruments, net fluctuated from a loss of $79 million in 2006 to a gain of $245 million in 2007 as a result of a period over period increase in the volume of barrels hedged during a period in which the fair market value of the costless collar transactions increased.

•	Salaries and related costs increased 10.2% due a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65 as well as a period over period increase in headcount, principally in fleet and passenger service employees as part of our initiative to improve operational performance, and increases in employee benefits as a result of higher medical claims due to general inflationary cost increases.

•	Aircraft maintenance expense increased 9.1% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements as well as an increase in the volume of seat overhauls and thrust reverser repairs in the 2007 period compared to the 2006 period.

•	Depreciation and amortization increased 8.1% due to an increase in capital expenditures in 2007, specifically the acquisition of Embraer 190 aircraft and equipment to support flight operations.

Total Express expenses increased 2.1% in the 2007 period to $2.73 billion from $2.67 billion in the 2006 period, as other Express operating expenses increased $56 million. Fuel costs remained consistent period over period as the average fuel price per gallon increased 4.2% from $2.14 in the 2006 period to $2.23 in the 2007 period, which was offset by a 4% decrease in gallons consumed as block hours were down 6.2% in the 2007 period due to planned reductions in Express flying. The increase in other Express operating expenses is a result of higher rates paid under certain capacity purchase agreements due to contractually scheduled rate changes.

Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)

Nonoperating income (expense):
Interest income	$172	$153	12.6
Interest expense, net	(229)	(268)	(14.4)
Other, net	18	4	nm

Total nonoperating expense, net	$(39)	$(111)	(64.7)

US Airways had net nonoperating expense of $39 million in 2007 as compared to $111 million in 2006. Interest income increased $19 million to $172 million in 2007 due to higher average cash balances and higher average rates of returns on investments. Interest expense decreased to $229 million from $268 million due to the full year effect in 2007 of the refinancing in March 2006 by US Airways Group of the loan formerly guaranteed by the ATSB. The refinanced debt is no longer held by US Airways. Also contributing to lower interest expense was the conversion of the 7.5% Convertible Senior Notes in April 2006 into equity of US Airways Group and the repayment by US Airways Group of the Barclays Bank of Delaware prepaid miles loan in March 2007.

The 2007 period includes other nonoperating income of $18 million primarily related to a $17 million gain on the sale of stock in ARINC Incorporated as well as $7 million in foreign currency gains related to sales transactions denominated in foreign currencies, offset by a $10 million impairment on auction rate securities considered to be other than temporary. The 2006 period includes other nonoperating expense of $6 million related to prepayment penalties and an aggregate of $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan formerly guaranteed by the ATSB and two loans previously provided to AWA by GECC, offset by $11 million of derivative gains attributable to stock options in Sabre and warrants in a number of companies.

2006 Compared With 2005

As discussed above, the Successor Company consolidated statement of operations for US Airways for the three month period ended December 31, 2005 in this report is comprised of the results of US Airways and America West

Holdings. The Predecessor Company statement of operations for US Airways for the nine month period ended September 30, 2005 remains unchanged. The table below shows the consolidated results (in millions):

			Predecessor
	Successor Company		Company
		Three Months	Nine Months
	Year Ended	Ended	Ended
	December 31,	December 31,	September 30,
	2006	2005	2005

Operating revenues	$11,692	$2,589	$5,452
Operating expenses	11,135	2,772	5,594

Operating income (loss)	557	(183)	(142)
Nonoperating income (expense), net	(111)	(73)	420
Income tax provision (benefit)	98	—	(2)

Income (loss) before cumulative effect of a change in accounting principle	$348	$(256)	$280

Total revenue in 2006 was $11.69 billion compared to $8.04 billion in 2005. The majority of the increase in revenue resulted from the inclusion of the results of America West Holdings beginning in the fourth quarter of 2005. In addition, an increase of $849 million, or 11.8%, was driven by an increase in passenger yield of 12.2% due to improvements in the revenue environment from increased demand and reductions in industry capacity.

Total operating expenses in 2006 were $11.14 billion compared to $8.37 billion, primarily reflecting the impact of the inclusion of America West Holdings’ results. The remaining increase in operating expense of $44 million or 0.6% was driven by the following factors:

•	Aircraft fuel and related tax expense increased $121 million or 8.1% due primarily to a 16.8% increase in the average price per gallon of fuel to $2.07 in 2006 from $1.77 in 2005.

•	Selling expenses decreased $42 million or 12.9% primarily due to reduction in travel agent commissions and booking fees as a result of lower rates renegotiated subsequent to the merger.

•	Depreciation and amortization decreased $51 million or 27% as a result of fewer owned aircraft in the operating fleet as a result of sale lease back transactions completed in 2005.

Total nonoperating expense (income) decreased from income of $347 million in 2005 to expense of $111 million in 2006, primarily reflecting income from reorganization items in 2005 of $636 million and the results of the inclusion of America West Holdings. Interest income increased $116 million to $153 million in 2006 due to higher average cash balances as a result of the merger and higher average rates of return on investments. Interest expense decreased $44 million to $268 million as a result of reductions in the outstanding debt subsequent to the sale-leaseback transactions completed in 2005 and the fact that interest expense in the first nine months of 2005 included penalty interest incurred as a result of the bankruptcy proceedings.

Description of Reorganization Items

Reorganization items, net represent amounts incurred as a direct result of US Airways’ Chapter 11 filings and are presented separately in the statements of operations. Such items consist of the following (in millions):

Predecessor Company
Nine Months Ended
September 30, 2005

Curtailment of postretirement benefits(a)	$1,420
Termination of pension plans(b)	801
Discharge of liabilities(c)	75
Aircraft order cancellation penalties & reversals(d)	30
Interest income on accumulated cash	7
Damage and deficiency claims(e)	2
Revaluation of assets and liabilities(f)	(1,498)
Severance including benefits(g)	(96)
Professional fees	(57)
Airbus equipment deposits and credits, net(h)	(35)
Restructured aircraft financings(i)	(5)
Write-off of deferred compensation	(4)
Other	(4)

$636

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and representatives of its retirees, including the IAM, TWU and a court-appointed Section 1114 Committee, to begin the significant curtailment of postretirement medical benefits. US Airways recognized a gain of $183 million in connection with this curtailment in the first quarter of 2005. Upon the emergence from bankruptcy and effectiveness of the plan of reorganization, an additional gain of $1.24 billion was recognized when the liability associated with the postretirement medical benefits was reduced to fair market value. See also Note 6(a) to US Airways’ consolidated financial statements included in Item 8B of this report.

(b)	Also in January 2005, US Airways terminated three defined benefit plans related to the flight attendants, mechanics and certain other employees (see Note 6(a) to US Airways’ consolidated financial statements included in Item 8B of this report). PBGC was appointed trustee of the plans upon termination. US Airways recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations in the first quarter of 2005. Upon the effective date of the plan of reorganization and in connection with the settlement with the PBGC, the remaining liabilities associated with these plans were written off, net of settlement amounts.

(c)	Reflects the discharge of trade accounts payable and other liabilities upon emergence from bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the plan of reorganization in each of the bankruptcies. A portion of the liabilities subject to compromise in the bankruptcies were restructured and continued, as restructured, to be liabilities of the Successor Company.

(d)	As a result of US Airways’ bankruptcy filing in September 2004, US Airways was not able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $3 million until delivery of these aircraft was made to a US Airways Express affiliate in August 2005. Offsetting these penalties is the reversal of $33 million in penalties recorded by US Airways in the nine months ended December 31, 2003 due to its intention not to take delivery of certain aircraft scheduled for future delivery. In connection with the Airbus Memorandum of Understanding (“MOU”), the accrual for these penalties was reversed.

(e)	Damage and deficiency claims are largely a result of US Airways’ election to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings. As a result of the confirmation of the plan of reorganization and the effectiveness of the merger, these claims were withdrawn and the accruals reversed.

(f)	As of September 30, 2005, US Airways recorded $1.5 billion of adjustments to reflect assets and liabilities at fair value, including an initial net write-down of goodwill of $1.82 billion. Goodwill of $584 million was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets. Subsequent to September 30, 2005, US Airways recorded an additional $148 million of goodwill to reflect adjustments to the estimated fair values of certain assets and liabilities.

(g)	In connection with filing for bankruptcy on September 12, 2004, US Airways achieved cost-savings agreements with its principal collective bargaining groups. In connection with the new labor agreements, approximately 5,000 employees across several of US Airways’ labor groups were involuntarily terminated or participated in voluntary furlough and termination programs.

(h)	In connection with the Airbus MOU, US Airways was required to pay a restructuring fee of $39 million, which was paid by means of offset against existing equipment deposits held by Airbus. US Airways also received credits from Airbus totaling $4 million in 2005, primarily related to equipment deposits. See also Note 3 to US Airways’ consolidated financial statements included in Item 8B of this report.

(i)	The GE Merger MOU provided for the continued use of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates and the return of certain other leased Airbus and Boeing aircraft. The GE Merger MOU also provided for the sale-leaseback of assets securing various GE obligations. In connection with these transactions, US Airways recorded a net loss of $5 million.

Liquidity and Capital Resources

As of December 31, 2007, our cash, cash equivalents, investments in marketable securities and restricted cash were $3 billion, of which $2.53 billion was unrestricted. As of December 31, 2007, US Airways’ cash, cash equivalents, investments in marketable securities and restricted cash were $2.99 billion, of which $2.52 billion was unrestricted. US Airways’ and our investments in marketable securities include $353 million of investments in auction rate securities that are classified as noncurrent assets on our balance sheet.

The par value of these auction rate securities totals $411 million as of December 31, 2007. Contractual maturities for these auction rate securities are greater than nine years with an interest reset date approximately every 28 days. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value.

Given the complexity of auction rate securities, we engaged an investment advisor to assist us in determining the fair values of our investments. With the assistance of our advisor, we estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We concluded that the fair market value of these auction rate securities at December 31, 2007 was $353 million, a decline of $58 million from par value. Of this amount $48 million was deemed temporary as we believe the decline in market value is due to general market conditions. Based upon our evaluation of available information, we believe these investments are of high credit quality, as substantially all of the investments carry an AAA credit rating, and approximately 30% of the par value of these auction rate securities is insured. Accordingly, we have recorded an unrealized loss on these securities of $48 million in other comprehensive income. We concluded that $10 million of the decline was other than temporary and recorded an impairment charge in other income, net. Our conclusion for the other than temporary impairment is based on the significant decline in fair value indicated for a certain investment, a portion of which is collateralized either directly or indirectly by sub-prime mortgages.

As of January 31, 2008, the commercial banks managing our investments provided us with estimated fair market values, which indicated an additional decline in the aggregate fair market value of our auction rate securities of approximately $70 million (from amounts provided as of December 31, 2007). We currently believe that these additional declines in value are also temporary and are attributed to current credit market events and continued lack of market liquidity in early 2008. Such temporary declines, if sustained, would be recognized in other comprehensive income in the first quarter of 2008. It is possible that additional declines in fair value may occur. To the extent the fair market values of our auction rate securities were to subsequently increase, such increase would reduce the unrealized loss recorded in other comprehensive income.

We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income or impairment charges in 2008.

We intend and have the ability to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable securities balances of $2.17 billion at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or our ability to fund our operations.

Sources and Uses of Cash

US Airways Group

Net cash provided by operating activities was $442 million and $618 million in 2007 and 2006, respectively, a decrease of $176 million. The decrease is a result of higher cash outflows in 2007 related to salaries and benefits, aircraft maintenance expense and fuel costs. The increase in cash outflows was partially offset by an increase in cash receipts due to the better revenue environment in 2007 compared to 2006.

Net cash provided by investing activities in 2007 was $269 million compared to net cash used in investing activities of $903 million in 2006. Principal investing activities in 2007 included purchases of property and equipment that totaled $523 million, including the purchase of nine Embraer 190 aircraft, an $80 million increase in equipment purchase deposits, a decrease in restricted cash of $200 million, and $56 million in proceeds from the sale of investments in ARINC and Sabre. We also had net proceeds from sales of investments in marketable securities of $612 million, which was principally the result of sales of auction rate securities that were still liquid at par value in the third quarter of 2007. The 2006 period included purchases of property and equipment totaling $232 million, including the purchase of three Boeing 757-200 and two Embraer 190 aircraft, net purchases of investments in marketable securities of $798 million and a decrease in restricted cash of $128 million. Changes in the restricted cash balances for the 2007 and 2006 periods are due to changes in reserves required under agreements for processing credit card transactions.

Net cash provided by financing activities was $121 million and $276 million in 2007 and 2006, respectively. Principal financing activities in 2007 included proceeds from the issuance of new debt including $1.6 billion of debt under the Citicorp credit facility and $198 million of equipment notes issued to finance the acquisition of nine Embraer 190 aircraft. Debt repayments were $1.68 billion and, using the proceeds from the Citicorp credit facility discussed above, included the repayment in full of the outstanding balance on the GE loan of $1.25 billion, the prepayment of miles by Barclays Bank Delaware of $325 million and a GECC credit facility of $19 million. Principal financing activities in 2006 included proceeds from the issuance of new debt totaling $1.42 billion, which included borrowings of $1.25 billion under the GE loan, a $64 million draw on one of the Airbus loans and $92 million of equipment notes issued to finance the acquisition of three Boeing 757-200 and two Embraer 190 aircraft. Debt repayments totaled $1.19 billion and, using the proceeds from the GE loan, included the repayment in full of the balances outstanding on our ATSB loans of $801 million, Airbus loans of $161 million, and two GECC term loans of $110 million. We also made a $17 million payment in 2006 related to the partial conversion of the 7% Senior Convertible Notes.

US Airways

Net cash provided by operating activities was $430 million and $649 million in 2007 and 2006, respectively, a decrease of $219 million. The decrease is a result of higher cash outflows in 2007 related to salaries and benefits, aircraft maintenance expense and fuel costs. The increase in cash outflows was partially offset by an increase in cash receipts due to the better revenue environment in 2007 compared to 2006.

Net cash provided by investing activities in 2007 was $306 million compared to net cash used in investing activities of $893 million in 2006. Principal investing activities in 2007 included purchases of property and equipment that totaled $486 million, including the purchase of nine Embraer 190 aircraft, an $80 million increase in equipment purchase deposits, a decrease in restricted cash of $200 million, and $56 million in proceeds from the sale of investments in ARINC and Sabre. US Airways also had net proceeds from sales of investments in marketable securities of $612 million, principally the result of sales of auction rate securities that were still liquid at par value in the third quarter of 2007. The 2006 period included purchases of property and equipment totaling $222 million, including the purchase of three Boeing 757-200 and two Embraer 190 aircraft, net purchases of investments in marketable securities of $798 million and a decrease in restricted cash of $128 million. Changes in the restricted cash balances for the 2007 and 2006 periods are due to changes in reserves required under agreements for processing credit card transactions.

Net cash provided by financing activities was $93 million and $239 million in 2007 and 2006, respectively. Principal financing activities in 2007 included the issuance of $198 million of new debt to finance the acquisition of nine Embraer 190 aircraft and total debt repayments of $105 million. The 2006 period included a net increase in payables to related parties of $247 million, the issuance of $92 million of new debt to finance the acquisition of three Boeing 757-200 aircraft and two Embraer 190 aircraft and total debt repayments of $100 million.

Commitments

As of December 31, 2007, we had $3.27 billion of long-term debt and capital leases (including current maturities and net of discount on debt), which consisted primarily of the items discussed below.

Refinancing Transactions

On March 23, 2007, we entered into a new term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders, pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways, AWA and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.

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

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2007, the interest rate on the Citicorp credit facility was 7.28% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. At December 31, 2007, we were in compliance with all debt covenants.

7% Senior Convertible Notes

US Airways Group received net proceeds of $139 million related to the 7% Senior Convertible Notes due 2020 that were issued on September 30, 2005. The 7% notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness, and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways and AWA. The US Airways and AWA guarantees are the guarantors’ unsecured obligations, rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.

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

In July 2006, approximately $21 million of the $144 million outstanding principal amount of the 7% notes were converted into 883,523 shares of common stock. In connection with the conversion, we paid a premium of $5 million to the holders of the converted notes, which was recorded in other non-operating expenses. In November 2006, approximately $49 million of the remaining $123 million outstanding principal amount of the notes were converted into 2,026,113 shares of common stock. In connection with the conversion, we paid a premium of $12 million to the holders of the converted notes, which was recorded in other non-operating expenses.

Affinity Credit Card Partner Agreement

In connection with the merger, AWA, pre-merger US Airways Group and Barclays Bank of Delaware entered into an amended credit card agreement on August 8, 2005. Pursuant to the amended credit card agreement, Barclays agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card. Under the amended credit card agreement, Barclays pays us fees for each mile awarded to each credit card account administered by Barclays, subject to certain exceptions. The credit card services provided by Barclays commenced in early January 2006.

Pre-merger US Airways’ credit card program was administered by Bank of America, N.A. (USA). Pending termination of the Bank of America agreement, there is a dual branding period during which both Barclays and Bank of America are running separate credit card programs for us. As a result of a May 11, 2007 settlement of litigation filed by Bank of America against US Airways Group, US Airways and AWA, the agreement with Bank of America has been extended to March 31, 2009, among other changes, and the dual branding period has been extended through the same date. The term of the amended credit card agreement with Barclays also was extended to March 31, 2015, among other changes, as a result of the litigation settlement.

Under the amended credit card agreement, Barclays also agreed to pay a one-time bonus payment of $130 million following the effectiveness of the merger and an annual bonus of $5 million to us, subject to certain exceptions, for each year after Barclays becomes the exclusive issuer of the co-branded credit card. If Barclays is not granted exclusivity to offer a co-branded credit card after the dual branding period with Bank of America, we must repay this bonus payment plus repay a $20 million bonus payment AWA previously received under the original credit card agreement with Barclays. Barclays may, at its option, terminate the amended credit card agreement in the event that we breach our obligations under the amended credit card agreement, or upon the occurrence of certain other events, which also would require us to repay some or all of the bonus payments as discussed above. As of December 31, 2007, we have not recorded income from the bonus payments and have a deferred liability of $150 million recorded in other long-term liabilities.

Aircraft and Engine Purchase Commitments

On June 13, 2006, we and Embraer executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement. In accordance with the terms of these agreements, we placed an initial firm order for 25 Embraer 190 aircraft and an additional order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by us to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, are being applied to these orders in accordance with the terms of the amended and restated agreements. In addition, we had the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21, 2006, we assigned 30 of the purchase options to Republic Airlines Inc. On January 12, 2007, we assigned eight additional purchase options to Republic Airlines. We purchased and took delivery of two Embraer 190 aircraft in the fourth quarter of 2006 and nine Embraer 190 aircraft throughout 2007. We expect to take delivery of 14 Embraer 190 aircraft in 2008. In June and August 2007, we amended the Amended and Restated Purchase Agreement to revise the delivery schedule for the additional 32 Embraer 190 aircraft. On June 6, 2007, we entered into another amendment to the Amended and Restated Purchase Agreement whereby Embraer granted us an additional

140 purchase options. We further amended the Amended and Restated Letter Agreement in August 2007 to revise previous provisions concerning price escalation limits and assignment of purchase rights to regional operators.

In June 2007, US Airways announced that it had agreed to terms with Airbus for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 wide-body aircraft, including 22 A350 XWB aircraft and ten A330 aircraft. On October 2, 2007, US Airways and Airbus executed the following definitive agreements for these aircraft:

•	An Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, which supersedes the AWA A319/A320 Purchase Agreement. The terms of the amended and restated purchase agreement encompass the purchase of 60 new narrow-body aircraft, including ten A319 aircraft, 40 A320 aircraft, and ten A321 aircraft, with conversion rights, in addition to the 37 aircraft from the previous A319/A320 Purchase Agreement. Deliveries of the aircraft under this agreement will run through 2012. US Airways expects to use the 60 A320 family aircraft to replace 60 older aircraft in the airline’s fleet. The amended and restated purchase agreement also provides US Airways with certain conversion rights, as well as purchase rights for the acquisition of additional A320 family aircraft, subject to certain terms and conditions. In addition, the amended and restated purchase agreement revises the delivery schedule for 15 A318 aircraft and provides US Airways with certain other rights with respect thereto. On January 31, 2008, US Airways canceled its order for 12 of the 15 A318 aircraft.

•	An Amended and Restated Airbus A350 XWB Purchase Agreement, which supersedes the A350 Purchase Agreement dated September 27, 2005 between US Airways Group, US Airways, AWA and AVSA, S.A.R.L. (now Airbus S.A.S.). The new purchase agreement increases the number of firm order aircraft from 20 A350 aircraft to 18 A350-800 XWB aircraft and four A350-900 XWB aircraft, with the option to convert these aircraft to other A350 models, subject to certain terms and conditions. Deliveries for the 22 A350 XWB aircraft will begin in 2014 and extend through 2017. US Airways expects to use these aircraft for modest international expansion or replacement of existing older technology aircraft, as market conditions warrant. The Amended and Restated Airbus A350 XWB Purchase Agreement also gives US Airways purchase rights for the acquisition of additional A350 XWB aircraft, subject to certain terms and conditions.

•	An Airbus A330 Purchase Agreement, which provides for the purchase by US Airways of ten firm order A330-200 aircraft with deliveries in 2009 and 2010. The Airbus A330 Purchase Agreement also provides US Airways with purchase rights for the acquisition of additional A330-200 aircraft, subject to certain terms and conditions.

On October 2, 2007, US Airways and Airbus also entered into Amendment No. 11 to the A330/A340 Purchase Agreement dated as of November 24, 1998, rescheduling the delivery positions for the cancellable A330 aircraft under that agreement to dates in 2014 and 2015 and replacing the predelivery payment schedule.

On November 15, 2007, US Airways and Airbus entered into Amendment No. 1 to the A330 Purchase Agreement adding an additional five firm A330-200 aircraft to the Airbus A330 Purchase Agreement. These additional aircraft will allow US Airways to continue its international growth plans of adding approximately three to four new markets per year between 2009 and 2011.

On January 11, 2008, US Airways and Airbus entered into Amendment No. 1 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement. Under this amended and restated purchase agreement, US Airways has the right to convert certain aircraft models to other aircraft models within the mix of 97 A320 family aircraft. Amendment No. 1 provides for the conversion of 13 A319 aircraft to A320 aircraft, one A319 to an A321 and 11 A320 aircraft to A321 aircraft for deliveries during 2009 and 2010.

US Airways has an agreement with International Aero Engines (“IAE”) which provides for the purchase by US Airways of eight new V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet.

We have also agreed to terms with Rolls-Royce to acquire Trent XWB engines to power the 22 Airbus A350 XWB aircraft along with a TotalCare long-term engine services agreement. The engine order and the services agreement are contingent upon execution of definitive documentation.

Under all of the aircraft and engine purchase agreements discussed above, US Airways’ total future commitments to Embraer, Airbus and IAE are expected to be approximately $7.5 billion through 2017, which includes predelivery deposits and payments. US Airways expects to fund these payments through future financings.

On October 18, 2006, US Airways entered into a facility agreement in the total aggregate amount of $242 million to finance the acquisition of aircraft. As of December 31, 2007, the amount outstanding under that facility was $237 million. On November 2, 2007, US Airways entered into another facility agreement in the total aggregate amount of $323 million to finance additional deliveries of aircraft. As of December 31, 2007, US Airways has not borrowed against this facility. The financing facilities bear interest at a rate of LIBOR plus a margin and contain default and other covenants that are typical in the industry for similar financings.

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Item 1A. “Risk Factors.” As of December 31, 2007, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

Our credit ratings, like those of most airlines, are relatively low, with S&P’s assessment of the issuer credit rating for us and US Airways at B- and our senior unsecured debt rating at CCC. Fitch’s ratings for our long-term debt and senior unsecured debt are B- and CCC, respectively. Moody’s has rated our long-term corporate family rating at B3. A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

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

We have no off-balance sheet arrangements of the types described in the first three categories above that we believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on financial condition, liquidity or results of operations are disclosed in Note 10(f) to the consolidated financial statements of US Airways Group included in Item 8A of this report and Note 8(f) to the consolidated financial statements of US Airways included in Item 8B of this report.

Pass Through Trusts — US Airways has set up pass through trusts, which have issued pass through trust certificates or EETCs covering the financing of 19 owned aircraft and 62 leased aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, either by US Airways in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2007, $576 million associated with these mortgage financings is reflected as debt on the balance sheet of US Airways.

AWA also had 18 pass through trusts that have issued over $1.4 billion of EETCs covering the financing of 54 aircraft and three engines that were leased to AWA. As part of the transfer of substantially all of AWA’s assets and liabilities to US Airways in connection with the combination of all mainline airline operations under one FAA operating certificate on September 26, 2007, all off-balance sheet commitments of AWA were also transferred to US Airways. As of September 26, 2007, approximately $714 million of principal amount of pass through certificates was outstanding. All of AWA’s obligations with respect to those pass through trusts and the leases of the related aircraft and engines were transferred to US Airways. As a result of the transfer of AWA’s obligations, the leases are now direct obligations of US Airways. As of December 31, 2007, the total amount of US Airways’ obligations with respect to pass through trusts and leases of the related aircraft and engines, including those transferred from AWA, was $1.85 billion.

Neither US Airways Group nor US Airways guarantee or participate in any way in the residual value of the leased aircraft. All leased aircraft financed by these trusts are structured as leveraged leased financings, which are not reflected as debt on the balance sheet of either US Airways Group or US Airways. US Airways does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows US Airways to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term.

These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”) because US Airways is not the primary beneficiary under these arrangements.

Special Facility Revenue Bonds — US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2007, the principal amount outstanding on these bonds was $93 million. Remaining lease payments guaranteeing the principal and interest on these bonds will be $154 million.

US Airways also reviewed long-term operating leases at a number of airports, including leases where US Airways is also the guarantor of the underlying debt. These leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN 46(R).

Jet Service Agreements — Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under FIN 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin, a related party, and Republic Airways to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded that it is not required to consolidate any of the entities.

Contractual Obligations

The following table provides details of our future cash contractual obligations as of December 31, 2007 (in millions):

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total

US Airways Group(1)
Debt(2)	$16	$16	$16	$16	$16	$1,594	$1,674
Aircraft related and other commitments	453	36	—	—	—	—	489
US Airways(3)
Debt and capital lease obligations	101	129	105	118	123	1,019	1,595
Aircraft purchase and operating lease commitments(4)	1,472	2,264	2,240	2,105	1,571	6,142	15,794
Regional capacity purchase agreements(5)	1,062	1,106	1,125	1,158	1,017	4,679	10,147
Other US Airways Group subsidiaries(6)	11	7	2	1	1	1	23

Total	$3,115	$3,558	$3,488	$3,398	$2,728	$13,435	$29,722

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Includes $74 million aggregate principal amount of 7% Senior Convertible Notes due 2020 issued by US Airways Group and the $1.6 billion Citicorp credit facility due March 23, 2014.

(3)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(4)	Aircraft purchase commitments exclude the Rolls Royce engine order announced in June 2007 as the order is contingent upon execution of a definitive purchase agreement.

(5)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(6)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires that we make certain estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that impact the preparation of our consolidated financial statements. See also the summary of significant accounting policies included in the notes to the financial statements under Items 8A and 8B of this Form 10-K for additional discussion of the application of these estimates and other accounting policies.

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the balance sheet. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Our air traffic liability was $832 million and $847 million as of December 31, 2007 and 2006, respectively.

The majority of our tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date may be reused for another flight, up to a year from the date of sale, or refunded, if the ticket is refundable, after taking into account any cancellation penalties or change fees. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We routinely evaluate estimated future refunds and exchanges included in the air traffic liability based on subsequent activity to validate the accuracy of our estimates. Holding other factors constant, a 10% change in our estimate of the amount refunded, exchanged or forfeited for 2007 would result in a $38 million change in our passenger revenue, which represents less than 1% of our passenger revenue.

Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

Impairment of Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We believe that this accounting estimate is a critical accounting estimate because: (1) goodwill is a significant asset and (2) the impact that recognizing an impairment would have on the asset reported on the consolidated balance sheets, as well as the consolidated statement of operations, could be material.

We assess the fair value of the reporting unit considering both the income approach and market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. Actual future results may differ from those estimates.

At December 31, 2007, goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. We tested goodwill for impairment during the fourth quarter of 2007. At that time, we concluded that the fair value of the reporting unit was in excess of the carrying value. We will perform our next annual impairment test on October 1, 2008.

Impairment of Long-lived Assets and Intangible Assets

We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, our international route authorities and trademark intangible assets are classified as indefinite lived assets and are reviewed for impairment annually. Factors which could trigger an impairment review include the following: significant changes in the manner of use of the assets; significant underperformance relative to historical or projected future operating results; or significant negative industry or economic trends. An impairment has occurred when the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent management’s best estimate based on appraisals, industry trends and reference to market rates and transactions. Changes in industry capacity and demand for air transportation can significantly impact the fair value of aircraft and related assets. International route authorities and trademarks were tested for impairment during the fourth quarter of 2007, at which time we concluded that no impairment exists. We will perform our next annual impairment test on October 1, 2008.

Frequent Traveler Programs

The Dividend Miles frequent traveler program awards miles to passengers who fly on US Airways, US Airways Shuttle, US Airways Express, Star Alliance carriers and certain other airlines that participate in the program. We use the incremental cost method to account for the portion of our frequent flyer liability incurred when Dividend Miles members earn mileage credits. We have an obligation to provide this future travel and have therefore recognized an expense and recorded a liability for mileage awards. Outstanding miles may be redeemed for travel on any airline that participates in the program, in which case we pay a designated amount to the transporting carrier.

Members may not reach the threshold necessary for a free ticket and outstanding miles may not be redeemed for free travel. Therefore, in calculating the liability we estimate how many miles will never be used for an award and exclude those miles from the estimate of the liability. Estimates are also made for the number of miles that will be used per award and the number of awards that will be redeemed on partner airlines. These estimates are based on past customer behavior. Estimated future travel awards for travel on US Airways are valued at the combined estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, credit card fees, fuel, insurance and denied boarding compensation. No profit or overhead margin is included in the accrual for incremental costs. For travel awards on partner airlines, the liability is based upon the gross payment to be paid to the other airline for redemption on the other airline. A change to these cost estimates, actual redemption activity or award redemption level could have a material impact on the liability in the year of change as well as future years. Incremental changes in the liability resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded in the statement of operations as part of the regular review process. At December 31, 2007, we have assumed 10% of our future travel awards accrued will be redeemed on partner airlines. A 1% increase or decrease in the percentage of awards redeemed on partner airlines would have an $8 million impact on the liability as of December 31, 2007.

As of December 31, 2007, Dividend Miles members had accumulated mileage credits for approximately 3.1 million awards. The liability for the future travel awards accrued on our balance sheet within other accrued liabilities was $161 million as of December 31, 2007. The number of awards redeemed for free travel during the year ended December 31, 2007 was approximately 0.9 million, representing approximately 4% of US Airways’ RPMs during that period. The use of certain inventory management techniques minimizes the displacement of revenue passengers by passengers traveling on award tickets.

On January 31, 2007, we changed our program regarding active membership status to require members to have either earned or redeemed miles within a consecutive 18 month period to maintain active membership status. Prior to the change in the program, members were granted a 36 month period to maintain active status.

US Airways also sells mileage credits to participating airline partners and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2007, we had $241 million in deferred revenue from the sale of mileage credits included in other accrued liabilities on our balance sheet. A change to either the period over which the credits are used or the estimated fair value of credits sold could have a significant impact on revenue in the year of change as well as future years.

Fresh-start Reporting and Purchase Accounting

In connection with its emergence from bankruptcy on September 27, 2005, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, US Airways valued its assets, liabilities and equity at fair value. In addition, as a result of the merger, which is accounted for as a reverse acquisition under SFAS No. 141, “Business Combinations” (“SFAS 141”), with America West Holdings as the accounting acquirer, US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries including US Airways. The purchase price or value of the merger consideration was determined based upon America West Holdings’ traded market price per share due to the fact that US Airways Group was operating under bankruptcy protection. The $4.82 per share value was based on the five-day average share price of America West Holdings, with May 19, 2005, the merger announcement date, as the midpoint. US Airways’ equity value of $1 million was determined based on an allocation of the purchase price to each of US Airways Group subsidiaries’ fair values of assets and liabilities. The remaining equity of $116 million was assigned to US Airways Group’s and its other subsidiaries. US Airways engaged an outside appraisal firm to assist in determining the fair value of the long-lived tangible and identifiable intangible assets and certain noncurrent liabilities. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of US Airways. Accordingly, we cannot assure you that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

See Note 2(b) to the US Airways financial statements in Item 8B of this Form 10-K for further detail related to the fresh-start fair-value and purchase accounting adjustments.

Deferred Tax Asset Valuation Allowance

At December 31, 2007, US Airways Group has a full valuation allowance against its net deferred tax assets. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that all or a portion of the deferred tax assets will not be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” We utilized NOL in lieu of cash income tax in 2007, a portion of which was reserved by a valuation allowance. The use of the NOL permitted the reversal of the valuation allowance which reduced income tax expense.

Recent Accounting and Reporting Developments

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Management is currently evaluating the requirements of SFAS No. 157 but does not expect it to have a material impact on our 2008 consolidated financial statements.

Effective December 31, 2006, we adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans). The impact on our consolidated financial statements of adopting the recognition provisions of SFAS No. 158 was not material. We recognized a nominal amount of prior changes in the funded status of our postretirement benefit plans through accumulated other comprehensive income. The adoption of the recognition provisions of SFAS No. 158 had no effect on our statement of operations for the year ended December 31, 2006 or for any prior period presented.

SFAS No. 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. We currently use a measurement date of September 30 for our other postretirement benefits. The measurement provisions of this statement are required to be adopted no later than fiscal years beginning after December 15, 2008. We will adopt the measurement provisions of this statement in 2008. The impact on our consolidated financial statements of adoption of the measurement provisions will not be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008, but have not yet elected the fair value option for any items permitted under SFAS No. 159.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel) and interest rate risk. The potential impact of adverse increases in these risks and general strategies that we employ to manage these risks are discussed below. The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to these changes. Actual results of changes in prices or rates may differ materially from the following hypothetical results.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including:

•	the impact of global political instability on crude production;

•	unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries as evidenced in the third quarter of 2005 when Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished;

•	unpredicted increases to oil demand due to weather or the pace of economic growth;

•	inventory levels of crude, refined products and natural gas; and

•	other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges.

Because our operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect our liquidity, results of operations and financial condition. Our 2008 forecasted mainline and Express fuel consumption is approximately 1.57 billion gallons and a one cent per gallon increase in fuel price results in a $16 million annual increase in expense, excluding the impact of hedge transactions.

As of December 31, 2007, we have entered into costless collars to protect ourself from fuel price risks, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 22% of our mainline and Express 2008 fuel requirements at a weighted average collar range of $2.05 to $2.25 per gallon of heating oil.

The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. Further, these instruments do not provide protection from the increases unless heating oil prices exceed the call option price of the costless collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less then heating oil, resulting in a change in fuel expense that is not perfectly offset by the hedge transactions. As of December 31, 2007, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $85 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedging transactions by approximately $75 million.

As of February 15, 2008, approximately 28% of our 2008 projected fuel requirements for mainline and Express operations are hedged.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash equivalents, investments portfolios and variable rate debt obligations. At December 31, 2007, our variable-rate long-term debt obligations of approximately $2.13 billion represented approximately 65% of our total long-term debt. If interest rates increased 10% in 2007, the impact on our results of operations would be approximately $16 million of additional interest expense. This increase in interest rates would be largely offset by additional interest income on our $3 billion in cash, cash equivalents, investments in marketable securities and restricted cash. Additional information regarding our debt obligations as of December 31, 2007 is as follows (dollars in millions):

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total

Fixed-rate debt	$56	$57	$61	$72	$89	$802	$1,137
Weighted avg. interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%
Variable-rate debt	$61	$88	$60	$62	$50	$1,811	$2,132
Weighted avg. interest rate	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%

US Airways Group and US Airways have total future aircraft and spare engine purchase commitments of approximately $7.53 billion. We expect to finance such commitments either by entering into leases or debt agreements. Changes in interest rates will impact the cost of such financings.

At December 31, 2007, included within our investment portfolio are $353 million of investments in auction rate securities. With the liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated market values of these auction rate securities no longer approximates par value. As of December 2007, we recorded an unrealized loss of $48 million in other comprehensive income for auction rate securities with declines in value deemed to be temporary and a $10 million impairment charge related to an auction rate security for which we deemed the decline in value to be other than temporary.

As of January 31, 2008, the commercial banks managing our investments provided us with estimated fair market values, which indicated an additional decline in the aggregate fair market value of our auction rate securities of approximately $70 million (from amounts provided at December 31, 2007). We believe that these additional declines in value are also temporary and are attributed to current credit market events and continued lack of market liquidity in early 2008. Such temporary declines, if sustained, would be recognized in the first quarter of 2008. It is possible that additional declines in fair value may occur. To the extent the fair market values of our auction rate securities were to subsequently increase, such increase would reduce the unrealized loss recorded in other comprehensive income.

We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of our investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses or impairment charges in 2008.

We intend and have the ability to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable securities balances of $2.17 billion at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, or our ability to fund our operations. See Notes 6(c) and 4(c), “Fair Values of Financial Instruments” in Items 8A and 8B, respectively, of this report for additional information.

Item 8A.	Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.

On September 27, 2005, US Airways Group consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings. As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. As described in greater detail in Note 1(b), while the merger was structured such that US Airways Group was the legal acquirer, the merger was accounted for as a reverse acquisition such that America West Holdings was treated as the accounting acquirer. Financial information for periods prior to the merger include the accounts and activities of America West Holdings, which owned all of the stock of AWA.

Management’s Annual Report on Internal Control over Financial Reporting

Management of US Airways Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. US Airways Group’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. US Airways Group’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of US Airways Group;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of US Airways Group are being made only in accordance with authorizations of management and directors of US Airways Group; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of US Airways Group’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of US Airways Group’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways Group maintained effective internal control over financial reporting as of December 31, 2007.

US Airways Group’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
US Airways Group, Inc.:

We have audited US Airways Group, Inc.’s (“US Airways Group” or the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based upon assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, US Airways Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways Group and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 20, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109 effective January 1, 2007, and Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006, and as discussed in Note 17 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123(R), Share Based Payment, effective January 1, 2006. Also, as discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for major scheduled airframe, engine and certain component overhaul costs from the deferral method to the direct expense method in 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), US Airways Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Phoenix, Arizona
February 20, 2008

US Airways Group, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In millions, except share and per share amounts)

Operating revenues:
Mainline passenger	$8,135	$7,966	$3,695
Express passenger	2,698	2,744	976
Cargo	138	153	58
Other	729	694	340

Total operating revenues	11,700	11,557	5,069

Operating expenses:
Aircraft fuel and related taxes	2,630	2,518	1,214
Loss (gain) on fuel hedging instruments, net	(245)	79	(75)
Salaries and related costs	2,302	2,090	1,046
Express expenses	2,594	2,559	1,073
Aircraft rent	727	732	429
Aircraft maintenance	635	582	349
Other rent and landing fees	536	568	281
Selling expenses	453	446	232
Special items, net	99	27	121
Depreciation and amortization	189	175	88
Other	1,247	1,223	528

Total operating expenses	11,167	10,999	5,286

Operating income (loss)	533	558	(217)

Nonoperating income (expense):
Interest income	172	153	30
Interest expense, net	(273)	(295)	(147)
Other, net	2	(12)	(1)

Total nonoperating expense, net	(99)	(154)	(118)

Income (loss) before income taxes and cumulative effect of change in accounting principle	434	404	(335)
Income tax provision	7	101	—

Income (loss) before cumulative effect of change in accounting principle	427	303	(335)
Cumulative effect of change in accounting principle, net (Note 3)	—	1	(202)

Net income (loss)	$427	$304	$(537)

Earnings (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$4.66	$3.50	$(10.65)
Cumulative effect of change in accounting principle	—	0.01	(6.41)

Earnings (loss) per share	$4.66	$3.51	$(17.06)

Diluted:
Before cumulative effect of change in accounting principle	$4.52	$3.32	$(10.65)
Cumulative effect of change in accounting principle	—	0.01	(6.41)

Earnings (loss) per share	$4.52	$3.33	$(17.06)

Shares used for computation (in thousands):
Basic	91,536	86,447	31,488
Diluted	95,603	93,821	31,488

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(In millions, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$1,948	$1,116
Investments in marketable securities	226	1,249
Restricted cash	2	1
Accounts receivable, net	374	388
Materials and supplies, net	249	223
Prepaid expenses and other	548	377

Total current assets	3,347	3,354
Property and equipment
Flight equipment	2,414	2,051
Ground property and equipment	703	598
Less accumulated depreciation and amortization	(757)	(583)

	2,360	2,066
Equipment purchase deposits	128	48

Total property and equipment	2,488	2,114
Other assets
Goodwill	622	629
Other intangibles, net	553	554
Restricted cash	466	666
Investments in marketable securities	353	—
Other assets, net	211	259

Total other assets	2,205	2,108

Total assets	$8,040	$7,576

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$117	$95
Accounts payable	366	454
Air traffic liability	832	847
Accrued compensation and vacation	225	262
Accrued taxes	152	181
Other accrued expenses	859	873

Total current liabilities	2,551	2,712
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,031	2,907
Deferred gains and credits, net	168	205
Postretirement benefits other than pensions	138	187
Employee benefit liabilities and other	713	595

Total noncurrent liabilities and deferred credits	4,050	3,894
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized, 92,278,557 and 91,864,564 shares issued and outstanding at December 31, 2007; 91,697,896 and 91,283,903 shares issued and outstanding at December 31, 2006	1	1
Additional paid-in capital	1,536	1,501
Accumulated other comprehensive income	10	3
Accumulated deficit	(95)	(522)
Treasury stock, common stock, 413,993 shares at December 31, 2007 and December 31, 2006	(13)	(13)

Total stockholders’ equity	1,439	970

Total liabilities and stockholders’ equity	$8,040	$7,576

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In millions)

Cash flows from operating activities:
Net income (loss)	$427	$304	$(537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(1)	202
Depreciation and amortization	212	198	88
Gains on curtailment of pension benefit	(5)	—	—
Loss on dispositions of property	1	—	—
Gain on forgiveness of debt	—	(90)	—
Gain on sale of investments	(17)	—	—
Impairment on auction rate securities	10	—	—
Non cash special charges, net	—	—	86
Utilization of acquired net operating loss carryforwards	7	85	—
Change in fair value of fuel hedging instruments, net	(187)	70	(4)
Amortization of deferred credits	(43)	(43)	(23)
Amortization of deferred rent	3	5	5
Amortization of warrants	—	—	12
Amortization of debt issuance costs and guarantee fees	2	4	30
Amortization of debt discount	12	12	11
Amortization of investment discount and premium, net	—	—	9
Stock-based compensation	32	34	5
Debt extinguishment costs	18	7	2
Premium paid in conversion of 7% senior convertible notes	—	17	—
Other	—	(1)	(18)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	(1)	6	120
Decrease (increase) in accounts receivable, net	14	(35)	55
Increase in expendable spare parts and supplies, net	(18)	(25)	(8)
Decrease (increase) in prepaid expenses	(52)	22	(63)
Decrease (increase) in other assets, net	(14)	(16)	11
Decrease in accounts payable	(11)	(2)	(45)
Increase (decrease) in air traffic liability	(22)	59	(54)
Increase (decrease) in accrued compensation and vacation benefits	(37)	56	(1)
Increase (decrease) in accrued taxes	(29)	38	(5)
Increase (decrease) in other liabilities	140	(86)	168

Net cash provided by operating activities	442	618	46

Cash flows from investing activities:
Purchases of property and equipment	(523)	(232)	(44)
Purchases of marketable securities	(2,591)	(2,583)	(711)
Sales of marketable securities	3,203	1,785	416
Proceeds from sale of other investments	56	—	—
Cash acquired as part of acquisition	—	—	279
Costs incurred as part of acquisition	—	—	(21)
Decrease (increase) in long-term restricted cash	200	128	(112)
Proceeds from dispositions of property and equipment and sale-leaseback transactions	4	7	592
Increase in equipment purchase deposits	(80)	(8)	—

Net cash provided by (used in) investing activities	269	(903)	399

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(1,680)	(1,187)	(741)
Proceeds from issuance of debt	1,798	1,419	655
Proceeds from issuance of common stock, net	3	44	732
Acquisition of warrants	—	—	(116)
Other	—	—	1

Net cash provided by financing activities	121	276	531

Net increase (decrease) in cash and cash equivalents	832	(9)	976
Cash and cash equivalents at beginning of year	1,116	1,125	149

Cash and cash equivalents at end of year	$1,948	$1,116	$1,125

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005

				Retained	Accumulated
		Class B	Additional	Earnings/	Other		Class B
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Treasury
	Stock	Stock	Capital	Deficit)	Income (Loss)	Stock	Stock	Total
	(In millions, except share amounts)

Balance at December 31, 2004	$—	$1	$632	$(289)	$—	$—	$(308)	$36
Net loss	—	—	—	(537)	—	—	—	(537)
Issuance of 36,465,445 shares of common stock	1	—	564	—	—	—	—	565
Issuance of 7,533,334 shares of common stock pursuant to the exercise of stock options by investors, net of issuance costs	—	—	113	—	—	—	—	113
Issuance of 9,775,000 shares of common stock pursuant to a public stock offering, net of issuance costs	—	—	180	—	—	—	—	180
Issuance of 8,212,119 shares of common stock to unsecured creditors	—	—	96	—	—	—	—	96
Withholding of 418,977 shares from the issuance of stock to unsecured creditors to cover tax obligations	—	—	—	—	—	(13)	—	(13)
Issuance of 792,475 shares of common stock pursuant to employee stock plans	—	—	12	—	—	—	—	12
Cancellation of 6,781,470 shares of Class B Treasury Stock due to the merger	—	—	—	—	—	—	308	308
Conversion of 21,430,147 shares of Class B common stock to US Airways Group common stock	—	(1)	(315)	—	—	—	—	(316)
Issuance of 4,195,275 shares of common stock pursuant to the conversion of the 7.25% notes	—	—	87	—	—	—	—	87
Repurchase of 7,735,770 warrants held by the ATSB	—	—	(116)	—	—	—	—	(116)
Stock compensation for stock appreciation rights and restricted stock units that will be ultimately settled in shares of common stock	—	—	5	—	—	—	—	5

Balance at December 31, 2005	1	—	1,258	(826)	—	(13)	—	420
Net income	—	—	—	304	—	—	—	304
Issuance of 3,860,358 shares of common stock pursuant to the conversion of the 7.5% notes	—	—	95	—	—	—	—	95
Issuance of 2,909,636 shares of common stock pursuant to the conversion of the 7.0% notes	—	—	70	—	—	—	—	70
Issuance of 386,925 shares of common stock pursuant to the exercise of warrants	—	—	3	—	—	—	—	3
Issuance of 2,463,534 shares of common stock pursuant to employee stock plans	—	—	41	—	—	—	—	41
Stock-based compensation expense	—	—	34	—	—	—	—	34
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	3	—	—	3

Balance at December 31, 2006	1	—	1,501	(522)	3	(13)	—	970
Net income	—	—	—	427	—	—	—	427
Issuance of 580,661 shares of common stock pursuant to employee stock plans	—	—	3	—	—	—	—	3
Stock-based compensation expense	—	—	32	—	—	—	—	32
Actuarial gain associated with pension and other postretirement benefits	—	—	—	—	55	—	—	55
Unrealized loss on available for sale securities, net	—	—	—	—	(48)	—	—	(48)

Balance at December 31, 2007	$1	$—	$1,536	$(95)	$10	$(13)	$—	$1,439

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Notes to Consolidated Financial Statements

1.	Basis of presentation and summary of significant accounting policies

(a)	Nature of Operations and Operating Environment

US Airways Group, Inc.’s (“US Airways Group” or the “Company”) primary business activity is the operation of a major network air carrier through its ownership of the common stock of US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited, LLC (“AAL”).

On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively referred to as the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States bankruptcy court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings, the parent company of America West Airlines, Inc. (“AWA”), merged with a wholly owned subsidiary of US Airways Group. The merger was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.

On September 26, 2007, as part of the integration efforts following the merger of US Airways Group and America West Holdings in September 2005, AWA surrendered its Federal Aviation Administration (“FAA”) operating certificate. As a result, all future mainline airline operations are being conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed 100% of its equity interest in America West Holdings to US Airways. As a result, America West Holdings and its wholly owned subsidiary, AWA, are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways. This transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost. Effective January 1, 2008, both America West Holdings and AWA converted from Delaware corporations to Delaware limited liability companies.

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

Most of the airline operations are in competitive markets. Competitors include other air carriers along with other modes of transportation. US Airways Group operates the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 58 million passengers in 2007. As of December 31, 2007, US Airways operated 356 mainline jet aircraft, which were supported by 49 regional jets and 55 turboprops operated by the Company’s wholly owned regional airlines. During 2007, US Airways, along with US Airways Express, provided regularly scheduled service or seasonal service at 256 airports in the continental United States, Hawaii, Alaska, Canada, the Caribbean, Latin America and Europe.

As of December 31, 2007, US Airways Group employed approximately 39,600 active full-time equivalent employees. Approximately 85% of US Airways Group’s employees are covered by collective bargaining agreements with various labor unions. The Company’s pilots, flight attendants, and ground and maintenance employees are currently working under the terms of their respective US Airways or AWA collective bargaining agreements, including, in some cases, transition agreements reached in connection with the merger. In 2007, the Company

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

reached final single labor agreements covering the flight crew training instructors and the flight simulator engineers, each represented by the Transport Workers Union.

(b)	Basis of Presentation

The merger was accounted for as a reverse acquisition using the purchase method of accounting. Although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings was treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” due to the following factors: (1) America West Holdings’ stockholders received the larger share of the Company’s common stock in the merger in comparison to the unsecured creditors of US Airways; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the 2005 consolidated statement of operations presented herein includes the results of America West Holdings for the period from January 1, 2005 through September 26, 2005 and consolidated results of US Airways Group for the period from September 27, 2005 through December 31, 2005.

The accompanying consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets and the frequent traveler program.

(c)	Cash Equivalents

Cash equivalents consist primarily of cash in money market securities of various banks, highly liquid debt instruments, commercial paper and asset-backed securities of various financial institutions and securities backed by the U.S. government. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities.

(d)	Investments in Marketable Securities

All other highly liquid investments with original maturities greater than three months but less than one year are classified as current investments in marketable securities. Investments in marketable securities classified as noncurrent assets on the Company’s balance sheet represent investments expected to be converted to cash after 12 months. Debt securities, other than auction rate securities, are classified as held to maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Held to maturity investments are carried at amortized cost. Investments in auction rate securities are classified as available for sale. See Note 6(c) for more information on the Company’s investments in marketable securities.

(e)	Restricted Cash

Restricted cash includes deposits in trust accounts primarily to fund certain taxes and fees and collateralize letters of credit and workers’ compensation claims, deposits securing certain letters of credit and surety bonds and

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

deposits held by institutions that process credit card sales transactions. Restricted cash is stated at cost, which approximates fair value.

(f)	Materials and Supplies, Net

Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts. These items are generally charged to expense when issued for use.

(g)	Property and Equipment

Property and equipment are recorded at cost. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2007, 2006 and 2005 was $4 million, $2 million and $4 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

The estimated useful lives range from three to 12 years for owned property and equipment and from 18 to 30 years for training equipment and buildings. The estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter, on a straight-line basis.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company recorded no impairment charges in the years ended December 31, 2007, 2006 and 2005.

(h)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

(i)	Goodwill and Other Intangibles, Net

At December 31, 2007, goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. Since that time, there have been no events or changes that would indicate an impairment to goodwill. The Company performs its annual impairment test on October 1, unless events or changes indicate a potential impairment in the carrying value. The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. The Company tested its goodwill for impairment during the fourth quarter of 2007, at which time it concluded that fair value of the reporting units was in excess of the carrying value. The Company assessed the fair value of the reporting units considering both the income approach and market approach. Under the market approach, the fair value of the reporting units is based on quoted market prices for US Airways Group common stock and the number of shares outstanding of US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows.

Other intangible assets consist primarily of trademarks, international route authorities and airport take-off and landing slots and airport gates. As of each of December 31, 2007 and 2006, the Company had $55 million of international route authorities on its balance sheets. The carrying value of the trademarks was $30 million as of December 31, 2007 and 2006. International route authorities and trademarks are classified as indefinite lived assets under SFAS 142. Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. International route authorities and trademarks were tested for impairment during the fourth quarter of 2007, at which time the Company concluded that no impairment exists. The Company will perform its next annual impairment test on October 1, 2008.

SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2007 and 2006 (in millions):

	2007	2006

Airport take-off and landing slots	$478	$454
Airport gate leasehold rights	52	52
Accumulated amortization	(62)	(37)

Total	$468	$469

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the statements of operations. For the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization expense of $25 million, $28 million and $8 million, respectively, related to its intangible assets. The Company expects to record annual amortization expense of $26 million in 2008, $26 million in year 2009, $25 million in year 2010, $23 million in year 2011, and $21 million in year 2012 related to these intangible assets.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(j)	Other Assets, Net

Other assets, net consists of the following as of December 31, 2007 and 2006 (in millions):

	2007	2006

Deposits	$46	$49
Debt issuance costs, net	14	24
Long term investments	12	38
Deferred rent	48	49
Aircraft leasehold interest, net	89	95
Other	2	4

Total other assets, net	$211	$259

In connection with fresh-start reporting for US Airways, aircraft operating leases were adjusted to fair value and $101 million of assets were established for leasehold interests in aircraft for aircraft leases with rental rates deemed to be below market rates. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods, which range from one month to 17 years.

(k)	Frequent Traveler Program

Members of the Dividend Miles program, the US Airways frequent traveler program, can redeem miles on US Airways or other members of the Star Alliance. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. As of December 31, 2007, Dividend Miles members had accumulated mileage credits for approximately 3.1 million awards. The liability for the future travel awards accrued on the Company’s balance sheets within other accrued liabilities was $161 million and $201 million as of December 31, 2007 and 2006, respectively.

The Company sells mileage credits to participating airline and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2007 and 2006, the Company had $241 million and $220 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued liabilities on its balance sheets.

(l)	Derivative Instruments

The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. The Company currently utilizes heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments consist of costless collars. As of December 31, 2007, the Company has entered into costless collars to hedge approximately 22% of its 2008 projected mainline and Express jet fuel requirements. The Company does not purchase or hold any derivative financial instruments for trading purposes.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted average collar range of the fuel hedges outstanding as of December 31, 2007 are as follows:

	Put Option	Call Option

Heating oil ($/gallon)	$2.05	$2.25
Estimated Crude Oil Equivalent ($/barrel)	$72.04	$80.44

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) requires that all derivatives be marked to market (fair value) and recorded on the balance sheet. Derivatives that are not hedges must be adjusted to fair value through income.

As of December 31, 2007 and 2006, US Airways had open fuel hedge positions in place, which do not currently qualify for hedge accounting under SFAS 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheets at fair value and any changes in fair value are recorded as gains on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change. During 2007, 2006 and 2005, US Airways recognized a net gain of $245 million, a net loss of $79 million and a net gain of $75 million, respectively, related to hedging activities. The fair value of US Airways’ financial derivative instruments at December 31, 2007 and 2006 was a net asset of approximately $121 million and a net liability of $66 million, respectively. Since US Airways’ financial derivative instruments are not traded on a market exchange, the fair values are determined by the use of valuation models with assumptions about commodity prices based on those observed in the underlying markets.

(m)	Deferred Gains and Credits, Net

In connection with fresh-start reporting and purchase accounting, US Airways’ aircraft operating leases were adjusted to fair value and deferred credits of $190 million were established in the accompanying balance sheets representing the net present value of the difference between the stated lease rates and the fair market rates. These deferred credits will be decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2007 and 2006, the unamortized balance of the deferred credits was $110 million and $141 million, respectively.

Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credits will be decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2007 and 2006, the unamortized balance of the deferred credits was $24 million and $30 million, respectively.

US Airways has deferred the gain related to certain Sabre Inc. (“Sabre”) options exercised in 1999 and 2007. The gain will be amortized over the contract period as a reduction to other operating expenses. At December 31, 2007 and 2006, the unamortized balance of the deferred credit, was $34 million and $31 million, respectively. See Note 6(a) for more information related to the Sabre options.

(n)	Revenue Recognition

Passenger revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially recorded as air traffic liability on the balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The majority of tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date may be reused for another flight, up to a year from the date of sale, or refunded, if the ticket is refundable, after taking into account any cancellation penalties or change fees. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of the Company’s historical data. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of the Company’s estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

The Company purchases capacity, or ASMs, generated by the Company’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corp. (“Air Wisconsin”), Republic Airways Holdings (“Republic”), Mesa Airlines Inc. (“Mesa”) and Chautauqua Airlines, Inc. (“Chautauqua”) in certain markets. Air Wisconsin, Republic, Mesa and Chautauqua operate regional jet aircraft in these markets as part of US Airways Express. The Company classifies revenues related to capacity purchase arrangements as Express passenger revenues. Liabilities related to tickets sold for travel on these air carriers are also included in the Company’s air traffic liability and are subsequently relieved in the same manner as described above.

Most of the Company’s receivables relate to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

The Company collects various excise taxes on its ticket sales, which are accounted for on a net basis.

Cargo Revenue

Cargo revenue is recognized when shipping services for mail and other cargo are provided.

Other Revenue

Other revenue includes excess baggage charges, ticket change and service fees, commissions earned on tickets sold for flights on other airlines, sales of tour packages by the US Airways Vacations division and the marketing component earned from selling mileage credits to partners, as discussed in Note 1(k), “Frequent Traveler Program.”

(o)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Had US Airways Group determined compensation cost based on the fair value at the grant date for its stock options, stock appreciation rights and restricted stock units under SFAS 123 for the year ended December 31, 2005, the Company’s net loss and loss per share would have been adjusted as indicated below (in millions, except per share data):

2005

Net loss, as reported	$(537)
Add: Stock-based compensation included in reported net loss	4
Deduct: Stock-based compensation determined under the fair value based method	(12)

Pro forma net loss	$(545)

Loss per share:
Basic — as reported	$(17.06)
Basic — pro forma	$(17.30)
Diluted — as reported	$(17.06)
Diluted — pro forma	$(17.30)

(p)	Maintenance and Repair Costs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred. AWA historically recorded the cost of major scheduled airframe, engine and certain component overhauls as capitalized assets that were subsequently amortized over the periods benefited, referred to as the deferral method. US Airways Group historically charged maintenance and repair costs for owned and leased flight equipment to operating expense as incurred (direct expense method). In 2005, AWA changed its accounting policy from the deferral method to the direct expense method. While the deferral method is permitted under accounting principles generally accepted in the United States of America, US Airways Group and AWA believe that the direct expense method is preferable and the predominant method used in the airline industry. The effect of this change in accounting for aircraft maintenance and repairs was recorded as a cumulative effect of a change in accounting principle (see also Note 3).

(q)	Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2007, 2006 and 2005 were $16 million, $16 million and $13 million, respectively.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(r)	Express Expenses

Expenses associated with US Airways’ former MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been classified as Express expenses on the consolidated statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic was complete, and Republic assumed the operations of the aircraft as a US Airways affiliate Express carrier. Express expenses on the consolidated statements of operations consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Aircraft fuel and related taxes	$765	$764	$327
Salaries and related costs	245	266	67
Capacity purchases	987	972	459
Other rent and landing fees	112	117	41
Aircraft rent	51	59	22
Selling expenses	157	148	57
Aircraft maintenance	76	71	16
Depreciation and amortization	23	24	7
Other expenses	178	138	77

Express expenses	$2,594	$2,559	$1,073

(s)	Variable Interest Entities

The Company determined that certain entities with which the Company has capacity purchase agreements are considered variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”). The Company has determined that it is not the primary beneficiary of any of these variable interest entities and, accordingly, does not consolidate any of the entities with which it has jet service agreements. See Note 10(d) for further discussion.

(t)	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Management is currently evaluating the requirements of SFAS No. 157, but does not expect it to have a material impact on the Company’s 2008 consolidated financial statements.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Effective December 31, 2006, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans). The impact on the Company’s consolidated financial statements of adopting the recognition provisions of SFAS No. 158 was not material. The Company recognized a nominal amount of prior changes in the funded status of its postretirement benefit plans through accumulated other comprehensive income. The adoption of the recognition provisions of SFAS No. 158 had no effect on the Company’s statement of operations for the year ended December 31, 2006 or for any prior period presented.

SFAS No. 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The Company currently uses a measurement date of September 30 for its other postretirement benefits. The measurement provisions of this statement are required to be adopted no later than fiscal years beginning after December 15, 2008. The Company will adopt the measurement provisions of this statement in 2008. The impact on the Company’s consolidated financial statements of adoption of the measurement provisions will not be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, but has not yet elected the fair value option for any items permitted under SFAS No. 159.

2.	New equity structure and conversion

Pursuant to US Airways Group’s plan of reorganization, all securities of US Airways Group outstanding prior to September 27, 2005 were canceled upon emergence from Chapter 11. In connection with the merger, US Airways Group adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws effective September 27, 2005. US Airways Group’s authorized capital stock, following the merger, consists of 200 million shares of common stock, par value $0.01 per share. Holders of the new US Airways Group common stock are entitled to one vote per share on all matters submitted to a vote of common shareholders, except that voting rights of non-U.S. citizens are limited to the extent that the shares of common stock held by such non-U.S. persons would otherwise be entitled to more than 24.9% of the aggregate votes of all outstanding equity securities of US Airways Group.

In the merger, holders of America West Holdings Class A common stock received 0.5362 of a share of new US Airways Group common stock for each share of America West Holdings Class A common stock they owned, and holders of America West Holdings Class B common stock received 0.4125 of a share of new US Airways Group common stock for each share of America West Holdings Class B common stock they owned, according to the terms specified in the merger agreement.

On September 27, 2005, US Airways Group received new equity investments of $565 million in the aggregate from ACE Aviation Holdings Inc. (“ACE”); Par Investment Partners, L.P. (“Par”); Peninsula Investment Partners, L.P. (“Peninsula”); a group of investors under the management of Wellington Management Company, LLP (“Wellington”); Tudor Proprietary Trading, L.L.C. and certain investors advised by Tudor Investment Corp. (“Tudor”); and Eastshore Aviation, LLC (“Eastshore”). In connection with the equity investments, each of the equity investors received an option to purchase additional shares at $15.00 per share. Par purchased the options granted to ACE and Eastshore, and each option holder exercised the first two-thirds of its option on September 28, 2005, for aggregate proceeds to US Airways Group of approximately $75 million. On October 13, 2005, each of the equity investors exercised the remaining portion of its option for aggregate proceeds to US Airways Group of

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

approximately $38 million. Proceeds from these new equity investments, including the option exercises, totaled approximately $678 million. The new equity investors acquired an aggregate of approximately 44 million shares of common stock, including the shares acquired upon exercise of their options.

3.	Change in accounting policy for maintenance costs

As discussed in Note 1(p), AWA changed its accounting policy from the deferral method to the direct expense method during the fourth quarter of 2005. The effect of this change in accounting for aircraft maintenance and repairs was recorded as a cumulative effect of a change in accounting principle. The increase in the 2005 net loss of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting principle is not presented net of tax as any tax effects resulting from the change have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

4.	Earnings (loss) per common share

Basic earnings (loss) per common share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding employee stock options, employee stock appreciation rights, employee restricted stock units, warrants and convertible debt. The following table presents the computation of basic and diluted EPS (in millions, except share and per share amounts):

	Year Ended December 31,
	2007	2006	2005

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$427	$303	$(335)
Cumulative effect of change in accounting principle	—	1	(202)

Net income (loss)	$427	$304	$(537)

Weighted average common shares outstanding (in thousands)	91,536	86,447	31,488

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$4.66	$3.50	$(10.65)
Cumulative effect of change in accounting principle	—	0.01	(6.41)

Net earnings (loss) per share	$4.66	$3.51	$(17.06)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$427	$303	$(335)
Cumulative effect of change in accounting principle	—	1	(202)

Net income (loss)	427	304	(537)
Interest expense on 7.0% senior convertible notes	5	9	—

Income (loss) for purposes of computing diluted net income (loss) per share	$432	$313	$(537)

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2007	2006	2005

Share computation (in thousands):
Weighted average common shares outstanding	91,536	86,447	31,488
Dilutive effect of stock awards and warrants	1,017	2,058	—
Assumed conversion of 7.0% senior convertible notes	3,050	5,316	—

Weighted average common shares outstanding as adjusted	95,603	93,821	31,488

Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$4.52	$3.32	$(10.65)
Cumulative effect of change in accounting principle	—	0.01	(6.41)

Net earnings (loss) per share	$4.52	$3.33	$(17.06)

For the year ended December 31, 2007, 2,772,414 stock options and stock appreciation rights are not included in the computation of diluted EPS because the exercise prices were greater than the average market price of common stock for the period.

For the year ended December 31, 2006, 1,254,960 stock options and stock appreciation rights are not included in the computation of diluted EPS because the exercise prices were greater than the average market price of common stock for the period. Also, 34,650 performance-based restricted stock unit awards were excluded as the performance-based provision had not been met as of December 31, 2006. In addition, 1,054,692 incremental shares from assumed conversion of the 7.5% senior convertible notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

For the year ended December 31, 2005, 2,656,804 stock options are not included in the computation of diluted EPS because the exercise prices were greater than the average market price of common stock for the period. Options to acquire 930,976 common shares and 3,021,908 warrants issued in conjunction with the AWA ATSB Loan and related transactions are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 1,506,141 incremental shares from assumed conversion of the 7% senior convertible notes, 3,860,289 incremental shares from assumed conversion of the 7.5% senior convertible notes and 3,042,555 incremental shares from assumed conversion of the 7.25% senior exchangeable notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

5.	Special items, net

Special items, net as shown on the consolidated statements of operations include the following charges (credits) (in millions):

	Year Ended December 31,
	2007		2006		2005

Airbus restructuring	$—		$(90	)(a)	$57	(a)
Merger related transition expenses	99	(b)	131	(b)	28	(b)
Sale leaseback transactions	—		—		27	(c)
Power by the hour program penalties	—		—		7	(d)
Severance due to change in control	—		—		2	(e)
Aircraft returns	—		—		1	(f)
Settlement of bankruptcy claims	—		(14	)(g)	—
Other	—		—		(1)

Total	$99		$27		$121

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(a)	In connection with the merger and the Airbus Memorandum of Understanding (the “Airbus MOU”) executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million respectively. In 2005, AWA’s restructuring fee of $50 million has been classified as a special charge, along with $7 million in associated capitalized interest. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with aggregate commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, in 2006, the Company recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(b)	In 2007, in connection with the continuing effort to consolidate functions and integrate the Company’s organizations, procedures, and operations, the Company incurred $99 million of transition and merger integration costs. These items included $13 million in training and related expenses; $19 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $20 million of aircraft livery costs; $37 million in professional and technical fees related to the integration of the Company’s airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $5 million of other expenses.

In 2006, the Company incurred $131 million of transition and merger integration costs. These items included $6 million in training and related expenses; $41 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger to retain key employees through the integration period; $17 million of aircraft livery costs; $38 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of the Company’s airline operations systems; $7 million of employee moving expenses; $11 million of net costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $2 million in merger related aircraft lease return expenses and $9 million of other expenses.

In 2005, the Company incurred $28 million of transition and merger integration costs in the fourth quarter of 2005. These items included $8 million in compensation expenses primarily for severance and special stock awards granted under a program designed to retain key employees through the integration period; $1 million of aircraft livery costs; $3 million in professional and technical fees; $11 million in insurance premiums related to policies for former officers and directors; $2 million of sales and marketing program expenses related to notifying frequent traveler program members about the merger; $1 million of programming service expense and $2 million in other expenses.

Severance charges and payment activity related to the merger are as follows (in millions):

	Year Ended December 31,
	2006	2005

Balance beginning of year	$9	$—
Amount recorded by US Airways in purchase accounting	—	24
Severance expense	14	2
Payments	(23)	(17)

Balance end of year	$—	$9

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(c)	In 2005, a $27 million loss was incurred related to the sale-leaseback of six Boeing 737-200 aircraft and two Boeing 757 aircraft.

(d)	In 2005, in connection with the return of certain leased aircraft, AWA incurred expenses of $7 million related to penalties incurred under an outsourced maintenance arrangement.

(e)	In 2005, AWA recorded severance expense totaling approximately $2 million for terminated employees resulting from the merger.

(f)	In 2004, AWA entered into definitive agreements with two lessors to return six Boeing 737-200 aircraft. Three of these aircraft were returned to the lessors in the third quarter of 2004, two were returned in the fourth quarter of 2004 and one was returned in January 2005. In the first quarter of 2005, AWA recorded $1 million in special charges related to the final Boeing 737-200 aircraft, which was removed from service in January 2005.

(g)	In 2006, the Company recognized $14 million in gains in connection with the settlement of bankruptcy claims, which includes $11 million related to a settlement with Bombardier.

6.	Financial instruments

(a)	General

On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (“SHC Stock Options”) to acquire up to 6,000,000 shares of Class A Common Stock, $0.01 par value, of Sabre Holdings Corporation (“SHC Common Stock”), Sabre’s parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 per option and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common Stock at an exercise price of $23.78 subject to a $111.83 per share cap on the fair market value of the underlying common stock. On December 12, 2006, Sabre announced that it had agreed to be acquired by several private equity groups for $32.75 per share in cash. The acquisition of Sabre was completed during March 2007 at which time the remaining options were exercised and the related shares were sold. The Company received proceeds of $31 million in connection with the transaction. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback provision, if US Airways elects to terminate its information technology service agreement with Sabre, it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months. The deferred gain from the 1999 and 2007 exercises is amortized on a straight-line basis over a contractually determined period ending December 2012. As of December 31, 2007, US Airways had $34 million of unamortized deferred gain related to the sale of Sabre options.

(b)	Fuel Price Risk Management

As of December 31, 2007, the Company had entered into costless collar transactions hedging approximately 22% of the Company’s projected 2008 fuel requirements. The fair value of the financial derivative instruments was a net asset of $121 million recorded in prepaid expenses and other at December 31, 2007 and a net liability of $66 million recorded in accounts payable at December 31, 2006. As of December 31, 2007, US Airways had no deposits held as collateral on open fuel hedge positions as these deposits are only required when the fair value of the hedges is in a liability position.

The Company is exposed to credit risks in the event any counterparty to a hedge transaction fails to meet its obligations. The Company does not anticipate such non-performance as counterparties are selected based on credit ratings and exposure to any one counterparty is closely monitored.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(c)	Fair Values of Financial Instruments

Cash, Cash Equivalents and Investments in Marketable Securities

As of December 31, 2007 and 2006, the Company’s cash and cash equivalents are as follows (in millions):

	2007	2006

Cash and cash equivalents:
Corporate notes	$90	$731
Cash and money market funds	1,858	385

Total cash and cash equivalents	$1,948	$1,116

The carrying amount of cash equivalents approximates fair value because of the short-term nature of these instruments.

As of December 31, 2007 and 2006, the Company’s investments in marketable securities are classified as follows (in millions):

		Unrealized
Investments in marketable securities	Cost Basis	Loss	Fair Value

December 31, 2007
Held to maturity securities:
Corporate bonds	$125	$—	$125
U.S. government sponsored enterprises	81	—	81
Certificates of deposit	20	—	20

Total investments in marketable securities-current	$226	$—	$226

Available for sale securities:
Auction rate securities	401	48	353

Total investments in marketable securites-noncurrent	$401	$48	$353

December 31, 2006
Held to maturity securities:
Corporate bonds	$79	$—	$79
U.S. government sponsored enterprises	78	—	78
Commercial paper	20	—	20

Total held to maturity securities	177	—	177
Available for sale securities:
Auction rate securities	1,072	—	1,072

Total investments in marketable securities-current	$1,249	$—	$1,249

All held to maturity securities mature in one year or less.

As of December 31, 2007, the Company held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on the Company’s balance sheet. Contractual maturities for these auction rate securities are greater than nine years with an interest reset date approximately every 28 days. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions. While the Company continues to earn

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value.

Given the complexity of auction rate securities, the Company engaged an investment advisor to assist in determining the fair values of its investments. The Company, with the assistance of its advisor, estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

The Company concluded that the fair market value of these auction rate securities at December 31, 2007 was $353 million, a decline of $58 million from par value. Of this amount $48 million was deemed temporary as the Company believes the decline in market value is due to general market conditions. Based upon the Company’s evaluation of available information, the Company believes these investments are of high credit quality, as substantially all of the investments carry a AAA credit rating, and approximately 30% of the par value of these auction rate securities is insured. In addition, the Company has the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, the Company has recorded an unrealized loss on these securities of $48 million in other comprehensive income. The Company concluded that $10 million of the decline was other than temporary and recorded an impairment charge in other income, net. The Company’s conclusion for the other than temporary impairment is based on the significant decline in fair value indicated for a certain investment, a portion of which is collateralized either directly or indirectly by sub-prime mortgages.

As of January 31, 2008, the commercial banks managing the investments provided the Company with estimated fair market values, which indicated an additional decline in the aggregate fair market value of the Company’s auction rate securities of approximately $70 million (from amounts provided as of December 31, 2007). The Company currently believes that these additional declines in value are also temporary and are attributed to current credit market events and continued lack of market liquidity in early 2008. Such temporary declines, if sustained, would be recognized in other comprehensive income in the first quarter of 2008. It is possible that additional declines in fair value may occur. To the extent the fair market values of the auction rate securities were to subsequently increase, such increase would reduce the unrealized loss recorded in other comprehensive income.

The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income or impairment charges in 2008.

Gross proceeds from sales of marketable securities for the years ended December 31, 2007, 2006 and 2005 were $3.2 billion, $1.79 billion and $416 million, respectively.

Long-term Debt

At December 31, 2007 and 2006, the fair value of long-term debt was approximately $3.23 billion and $3.09 billion, respectively. The Company’s variable rate long-term debt with a carrying value of $2.13 billion and $1.94 billion at December 31, 2007 and 2006, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair value of the Company’s other long-term debt is determined based on quoted market prices if available or market prices for comparable debt instruments.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Debt, including capital lease obligations

The following table details US Airways Group’s debt as of December 31, 2007 and 2006 (in millions). Variable interest rates listed are the rates as of December 31, 2007 unless noted.

	December 31,	December 31,
	2007	2006

Secured
Citicorp North America loan, variable interest rate of 7.28%, installments due through maturity(a)	$1,600	$—
General Electric Capital Corporation loan(b)	—	1,250
Equipment notes payable, fixed and variable interest rates ranging from 6.55% to 9.62%, averaging 7.57% as of December 31, 2007	1,378	1,258
Slot financing, interest rate of 8%, installments due through 2015(c)	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021(d)	41	41
Senior secured discount notes, variable interest rate of 8.24%, installments due 2005 through 2009(e)	32	33
GE credit facility(b)	—	21
Capital lease obligations, computer software, installments due through 2009	1	2

	3,099	2,652

Unsecured
7% senior convertible notes, interest only payments until due in 2020(f)	74	74
GE Engine Maintenance term note, variable interest of 8.79%, installments due 2008 through 2011(g)	57	45
Industrial development bonds, fixed interest rate of 6.3%, due 2023(h)	29	29
Barclays prepaid miles (formerly Juniper prepaid miles)(b)	—	325
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due 2012(i)	10	10

	170	483

Total long-term debt and capital lease obligations	3,269	3,135
Less: Unamortized discount on debt	(121)	(133)
Current maturities	(117)	(95)

Long-term debt and capital lease obligations, net of current maturities	$3,031	$2,907

(a)	On March 23, 2007, US Airways Group entered into a new term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.6 billion. US Airways is a guarantor of the Citicorp credit facility.

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion,

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2007, the interest rate on the Citicorp credit facility was 7.28% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments, with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires US Airways Group to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by the Company if certain adverse events occur per the terms of the agreement. The Company capitalized $4 million of debt issuance costs consisting principally of Citicorp credit facility arrangement fees which will be amortized over the life of the loan. The Company recorded a nonoperating expense of $18 million related to the write-off of unamortized debt issuance costs for the $1.25 billion GECC loan.

(b)	The proceeds of the Citicorp credit facility were used to repay in full the following indebtedness:

•	The amended and restated loan agreement, dated April 7, 2006, entered into by US Airways Group with General Electric Capital Corporation (“GECC”) and a syndicate of lenders. At the time of the repayment, the total outstanding balance of the loan was $1.25 billion.

•	The Barclays prepaid miles issued on October 3, 2005 in connection with the amended co-branded credit card agreement dated August 8, 2005 between pre-merger US Airways Group, AWA and Juniper Bank, a subsidiary of Barclays PLC that has since been renamed Barclays Bank Delaware (“Barclays”). At the time of the repayment, the total outstanding balance was $325 million.

•	The credit facility with GECC, amended in July 2005, with an original balance of $28 million. At the time of the repayment, the total outstanding balance of the loan was $19 million.

(c)	In September 2005, US Airways entered into an agreement with Republic to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale-leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015. In December 2006, Republic and US Airways modified terms of the agreement to conform to subsequent regulatory changes at LaGuardia, and the slots were returned to US Airways. The need for a subsequent modification was fully contemplated in the original agreement.

(d)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(e)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier in 2004 when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among the Company, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

AWA fully and unconditionally guaranteed the payment and performance of FTCHP’s obligations under the notes and the loan agreement. The notes require aggregate principal payments of $36 million with principal payments of $2 million due on each of the first two anniversary dates and the remaining principal amount due on the fifth anniversary date. The notes may be prepaid in full at any time (subject to customary LIBOR breakage costs) and in partial amounts of $2 million on the third and fourth anniversary dates. The unpaid principal amount of the notes bears interest based on LIBOR plus a margin subject to adjustment based on a loan to collateral value ratio.

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

(f)	On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the “7% Senior Convertible Notes”) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior subordinated basis, by US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.

The 7% Senior Convertible Notes bear interest at the rate of 7% per year payable in cash semiannually in arrears on March 30 and September 30 of each year, beginning March 30, 2006. The 7% Senior Convertible Notes mature on September 30, 2020.

Holders may convert, at any time on or prior to maturity or redemption, any outstanding notes (or portions thereof) into shares of US Airways Group’s common stock, initially at a conversion rate of 41.4508 shares of US Airways Group’s common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $24.12 per share of US Airways Group’s common stock). If a holder elects to convert its notes in connection with certain specified fundamental changes that occur prior to October 5, 2015, the holder will be entitled to receive additional shares of US Airways Group’s common stock as a make whole premium upon conversion. In lieu of delivery of shares of US Airways Group’s common stock upon conversion of all or

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

any portion of the notes, US Airways Group may elect to pay holders surrendering notes for conversion, cash or a combination of shares and cash.

Holders may require US Airways Group to purchase for cash or shares or a combination thereof, at US Airways Group’s election, all or a portion of their 7% Senior Convertible Notes on September 30, 2010 and September 30, 2015 at a purchase price equal to 100% of the principal amount of the 7% Senior Convertible Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, if US Airways Group experiences a specified fundamental change, holders may require US Airways Group to purchase for cash, shares or a combination thereof, at its election, all or a portion of their 7% Senior Convertible Notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the 7% Senior Convertible Notes plus accrued and unpaid interest, if any, to the purchase date. Prior to October 5, 2010, the 7% Senior Convertible Notes will not be redeemable at US Airways Group’s option. US Airways Group may redeem all or a portion of the 7% Senior Convertible Notes at any time on or after October 5, 2010, at a price equal to 100% of the principal amount of the 7% Senior Convertible Notes plus accrued and unpaid interest, if any, to the redemption date if the closing price of US Airways Group’s common stock has exceeded 115% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day before the date on which US Airways Group mails the optional redemption notice.

In 2006, $70 million of the $144 million outstanding principal amount was converted into 2,909,636 shares of common stock. In connection with the conversion, the Company paid a premium of $17 million to the holders of the converted notes, which was recorded in other nonoperating expenses.

(g)	In December 2004, deferred charges under US Airways’ maintenance agreements with GE Engine Systems, Inc. were converted into an unsecured term note. Interest on the note accrues at LIBOR plus 4%, and becomes payable beginning in January 2008, at which time principal and interest payments are due in 48 monthly installments.

(h)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

(i)	In connection with US Airways Group’s emergence from bankruptcy in September 2005, it reached a settlement with the Pension Benefit Guaranty Corporation (“PBGC”) related to the termination of three of its defined benefit pension plans. The settlement included the issuance of a $10 million note which matures in 2012 and bears interest at 6% payable annually in arrears.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At December 31, 2007, the estimated maturities of long-term debt and capital leases are as follows (in millions):

2008	$117
2009	145
2010	121
2011	134
2012	139
Thereafter	2,613

$3,269

Certain of US Airways Group’s long-term debt agreements contain minimum cash balance requirements and other covenants with which the Company was in compliance at December 31, 2007. Certain of US Airways Group’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways or US Airways Group under other agreements relating to indebtedness.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest rates on $2.13 billion principal amount of long-term debt as of December 31, 2007 are subject to adjustment to reflect changes in floating interest rates. As of December 31, 2007, the weighted average effective interest rate was 7.35% for the variable interest rate debt.

8.	Employee pension and benefit plans

Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Defined Benefit and Other Postretirement Benefit Plans

Prior to the merger, America West Holdings had no obligations for defined benefit or other postretirement benefit plans. The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2007 and 2006 (in millions). Defined benefit plans are measured as of December 31, 2007 and 2006, and postretirement benefit plans are measured as of September 30, 2007 and 2006:

	Defined Benefit Pension Plans(1)		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Fair value of plan assets at beginning of period	$45	$37	$—	$—
Actual return on plan assets	3	5	—	—
Employer contributions	1	5	24	31
Plan participants’ contributions	—	—	29	30
Gross benefits paid	(3)	(2)	(53)	(61)

Fair value of plan assets at end of period	46	45	—	—

Benefit obligation at beginning of period	59	60	220	234
Service cost	2	2	3	3
Interest cost	3	3	12	12
Plan participants’ contributions	—	—	29	30
Actuarial (gain) loss	(7)	(4)	(48)	2
Curtailments(2)	(5)	—	—	—
Gross benefits paid	(2)	(2)	(53)	(61)

Benefit obligation at end of period	50	59	163	220

Funded status of the plan	(4)	(14)	(163)	(220)
Contributions for October to December	—	—	6	5

Liability recognized in consolidated balance sheet	$(4)	$(14)	$(157)	$(215)

Net actuarial gain recognized in accumulated other comprehensive income	$9	$2	$49	$1

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(1)	The aggregate accumulated benefit obligations, projected benefit obligations and plan assets were $46 million, $50 million and $46 million, as of December 31, 2007 and $57 million, $59 million and $45 million, as of December 31, 2006, respectively.

(2)	For the year ended December 31, 2007, the Company recognized a $5 million curtailment gain related to the elimination of a social security supplemental benefit as a result of the federally mandated change in the pilot retirement age from age 60 to 65.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Discount rate	6%	5.75%	5.94%	5.67%
Rate of compensation increase	4%	4%	—	—

As of December 31, 2007 and 2006, the Company discounted its pension obligations based on the current rates earned on high quality Aa rated long-term bonds.

The Company assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality publicly traded U.S. bonds (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of September 30, 2007, the assumed health care cost trend rates are 10% in 2008 and 9% in 2009, decreasing to 5.5% in 2013 and thereafter. As of September 30, 2006, the assumed health care cost trend rates were 10% in 2007 and 9% in 2008, decreasing to 5.5% in 2012 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of September 30, 2007 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	11	(9)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Discount rate	5.75%	5.75%	5.67%	5.3%
Expected return on plan assets	8%	8%	—	—
Rate of compensation increase	4%	4%	—	—

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Components of the net and total periodic cost for pension and other postretirement benefits (in millions):

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Service cost	$2	$2	$3	$4
Interest cost	3	3	12	12
Expected return on plan assets	(3)	(3)	—	—

Total periodic costs	$2	$2	$15	$16

In 2008, the Company expects to contribute $2 million and $19 million to its defined benefit pension plans and other postretirement plans, respectively. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the other postretirement plans (in millions):

		Other
		Postretirement
	Defined Benefit	Benefits before
	Pension Plans	Medicare Subsidy	Medicare Subsidy

2008	$2	$19	$—
2009	2	18	—
2010	2	16	—
2011	2	15	—
2012	2	14	—
2013 to 2017	12	58	3

The Company assumed that its pension plans’ assets would generate a long-term rate of return of 8% at December 31, 2007. The expected long-term rate of return assumption was developed by evaluating input from the plans’ investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

The weighted average asset allocation as of December 31 by asset category is as follows:

	2007	2006

Equity securities	69%	70%
Debt securities	30	25
Other	1	5

Total	100%	100%

The Company’s targeted asset allocation as of December 31, 2007 is approximately 65% equity securities and 35% debt securities. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

(b)	Defined Contribution Plans

The Company sponsors several defined contribution plans for certain employees. The Company makes cash contributions to certain plans based on the employee’s age, compensation, a match that is annually determined by the Board of Directors, and elected contributions. The Company also participates in a multi-employer plan for certain employees. Expenses related to these plans, excluding expenses related to the Company’s pilot defined contribution plans (see below), were approximately $28 million, $28 million and $16 million for the years ended December 31, 2007, 2006 and 2005, respectively.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

In connection with its first reorganization under Chapter 11 of the Bankruptcy Code, US Airways terminated the Retirement Income Plan for Pilots of US Airways, Inc. and the related nonqualified pilot plan effective March 31, 2003. The Company implemented a qualified and nonqualified defined contribution plan for pilots effective April 1, 2003. The defined contribution amount was individually determined based on a target normal retirement date balance of approximately $1 million for a career US Airways pilot. The target balance included the estimated value of other retirement benefits including, but not limited to, the estimated benefit pilots are expected to receive from the PBGC, the trustee for the terminated pilot defined benefit plan. Effective October 15, 2004, each pilot’s contribution rate became the lesser of the original rate or 10% of eligible compensation. Expenses for this plan were $31 million, $42 million and $16 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in the Company’s consolidated financial results.

Effective January 1, 2005, America West Holdings amended its defined contribution plan, requiring AWA to make a non-elective discretionary employer contribution equal to 7% of the annual compensation for each pilot covered under the collective bargaining agreement between AWA and the Air Line Pilots Association (as defined in the plan and subject to statutory annual maximums). Effective January 1, 2006, the non-elective discretionary employer contribution was increased to 10% of each pilot’s annual compensation. These non-elective discretionary employer contributions replace the existing AWA company match under the 401(k) defined contribution plan for pilots. The AWA company match continues for all other eligible covered employees under the plan. AWA’s contribution expense to this plan totaled $19 million, $19 million and $13 million for 2007, 2006, and 2005 respectively.

(c)	Postemployment Benefits

The Company provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred. In 2007, the Company recorded a $99 million charge to increase long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65.

(d)	Profit Sharing Plans

Most non-executive employees of US Airways Group are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program, which was established subsequent to the merger. Annual bonus awards are paid from a profit-sharing pool equal to (i) ten percent of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to ten percent, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than ten percent. Awards are paid as a lump sum no later than March 15 after the end of each fiscal year. The profit-sharing pool is shared among eligible employee groups in proportion to each group’s share of overall cost savings achieved through US Airways’ 2005 transformation plan; however, the represented pilots’ and flight attendants’ portions of the pool will not be less than 36% and 14.5%, respectively. An employee’s share of the pool is based on the ratio that the employee’s compensation bears to the respective employee group’s aggregate compensation. The Company recorded $49 million and $59 million for profit sharing in 2007 and 2006, respectively, which is recorded in salaries and related costs.

9.	Income taxes

The Company accounts for income taxes according to the provisions in SFAS No. 109, “Accounting for Income Taxes.” The Company files a consolidated federal income tax return with its wholly owned subsidiaries. The Company and its wholly owned subsidiaries allocate tax and tax items, such as net operating losses (“NOL”) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, the Company’s tax expense is based on taxable income, taking into consideration allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reorganization of the Company and merger with America West Holdings on September 27, 2005 resulted in a statutory “ownership change” as defined for purposes of Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any NOL generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. As a result of the merger, a significant portion of US Airways Group’s common stock was beneficially owned by a small number of equity investors. Due to sales by some of these investors and purchases by other investors since the merger, an “ownership change” occurred in February 2007 for US Airways Group, as that term is defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s annual use of its NOL that existed as of the date of the ownership change is limited. The Company’s ability to utilize any new NOL arising after the February 2007 ownership change is not affected.

As of December 31, 2007, the Company has approximately $761 million of gross NOL to reduce future federal taxable income. Of this amount, approximately $649 million is available to reduce federal taxable income in the calendar year 2008. The NOL expires during the years 2022 through 2025. The Company’s deferred tax asset, which includes the $649 million of NOL discussed above, has been subject to a full valuation allowance. The Company also has approximately $63 million of tax affected state NOL as of December 31, 2007.

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

Throughout 2006 and 2007, the Company utilized NOL that was generated prior to the merger. Utilization of the NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets the Company’s tax provision dollar for dollar. The Company recognized $7 million and $85 million of non-cash tax expense for the years ended December 31, 2007 and 2006, respectively, as the Company utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. At December 31, 2007, the remaining federal valuation allowance is $32 million, all of which was established through the recognition of tax expense. In addition, the Company has $37 million and $4 million, respectively, of unrealized federal and state tax benefit related to amounts recorded in other comprehensive income. The remaining state valuation allowance is $45 million, of which $21 million was established through the recognition of tax expense and $24 million is associated with acquired NOL.

The Company is subject to Alternative Minimum Tax liability (“AMT”). In most cases, the recognition of AMT does not result in tax expense. However, since the Company’s net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company recorded AMT expense of $1 million and $10 million for the years ended December 31, 2007 and 2006, respectively. The Company also recorded $1 million and $2 million of state income tax related to certain states where NOL was not available or limited, for the years ended December 31, 2007 and 2006, respectively.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of the provision for income taxes are as follows (in millions). The tax expense for tax year 2005 was insignificant to the financial statements:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Current provision:
Federal	$1	$10
State	1	2

Total current	2	12

Deferred provision:
Federal	(1)	77
State	6	12

Total deferred	5	89

Provision for income taxes	$7	$101

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Income tax expense (benefit) at the federal statutory income tax rate	$152	$142	$(188)
Book expenses not deductible for tax purposes	13	(4)	(4)
State income tax expense, net of federal income tax expense (benefit)	7	10	—
Change in state deferred tax items	—	—	(15)
Change in valuation allowance	(163)	(67)	218
Indefinite lived asset	—	—	(13)
AMT provision	1	10	—
Other, net	(3)	10	2

Total	$7	$101	$—

Effective tax rate	1.5%	24.9%	—

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in millions):

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$282	$364
Property, plant and equipment	22	21
Investments	19	3
Aircraft leases	—	11
Financing transactions	18	—
Employee benefits	347	297
Dividend Miles awards	153	205
Restructuring reserve	—	2
AMT credit carryforward	38	37
Other deferred tax assets	16	48
Valuation allowance	(77)	(263)

Net deferred tax assets	818	725

Deferred tax liabilities:
Depreciation and amortization	519	502
Sale and leaseback transactions and deferred rent	146	123
Leasing transactions	59	20
Financing transactions	—	41
Long-lived intangibles	31	31
Other deferred tax liabilities	84	30

Total deferred tax liabilities	839	747

Net deferred tax liabilities	21	22

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$21	$22

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

All federal and state tax filings for US Airways Group and its subsidiaries for fiscal years through December 31, 2006 have been timely filed. There are currently no federal or state audits in process. US Airways’ last federal income tax audit closed all tax years through December 31, 2002. AWA’s tax year 2002 was closed by operation of the statute of limitations expiring, and there were no extensions filed. The Company is not currently under examination.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

10.	Commitments and contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Aircraft and Engine Purchase Commitments

In August 2006, AWA amended its A319/A320 Purchase Agreement with Airbus to add seven new Airbus A321 aircraft to an existing order for 30 A320 family aircraft. The amendment also converted one A320 aircraft and seven A319 aircraft to an order of eight A321 aircraft. Deliveries of the 15 new A321 aircraft will begin in 2008 and run through 2009. The new A321 aircraft will be configured to accommodate up to 187 passengers in two classes of service and will be used for replacement purposes or modest expansion should market conditions warrant. On July 30, 2007, AWA entered into an additional amendment to the A319/A320 Purchase Agreement adjusting the delivery schedule for the propulsion systems for two A321 aircraft.

In June 2007, US Airways announced that it had agreed to terms with Airbus for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 wide-body aircraft, including 22 A350 Xtra Wide-Body (“XWB”) aircraft and ten A330 aircraft. On October 2, 2007, US Airways and Airbus executed the following definitive agreements for these aircraft:

•	An Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, which supersedes the AWA A319/A320 Purchase Agreement discussed above. The terms of the amended and restated purchase agreement encompass the purchase of 60 new narrow-body aircraft, including ten A319 aircraft, 40 A320 aircraft, and ten A321 aircraft, with conversion rights, in addition to the 37 aircraft from the previous A319/A320 Purchase Agreement. Deliveries of the aircraft under this agreement will run through 2012. US Airways expects to use the 60 A320 family aircraft to replace 60 older aircraft in the airline’s fleet. The amended and restated purchase agreement also provides US Airways with certain conversion rights, as well as purchase rights for the acquisition of additional A320 family aircraft, subject to certain terms and conditions. In addition, the amended and restated purchase agreement revises the delivery schedule for 15 A318 aircraft and provides US Airways with certain other rights with respect thereto. On January 31, 2008, US Airways canceled its order for 12 of the 15 A318 aircraft.

•	An Amended and Restated Airbus A350 XWB Purchase Agreement, which supersedes the A350 Purchase Agreement dated September 27, 2005 between US Airways Group, US Airways, AWA and AVSA, S.A.R.L. (now Airbus S.A.S.). The new purchase agreement increases the number of firm order aircraft from 20 A350 aircraft to 18 A350-800 XWB aircraft and four A350-900 XWB aircraft, with the option to convert these aircraft to other A350 models, subject to certain terms and conditions. Deliveries for the 22 A350 XWB aircraft will begin in 2014 and extend through 2017. US Airways expects to use these aircraft for modest international expansion or replacement of existing older technology aircraft, as market conditions warrant. The Amended and Restated Airbus A350 XWB Purchase Agreement also gives US Airways purchase rights for the acquisition of additional A350 XWB aircraft, subject to certain terms and conditions.

•	An Airbus A330 Purchase Agreement, which provides for the purchase by US Airways of ten firm order A330-200 aircraft with deliveries in 2009 and 2010. The Airbus A330 Purchase Agreement also provides US Airways with purchase rights for the acquisition of additional A330-200 aircraft, subject to certain terms and conditions.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

On October 2, 2007, US Airways and Airbus also entered into Amendment No. 11 to the A330/A340 Purchase Agreement dated as of November 24, 1998, rescheduling the delivery positions for the cancellable A330 aircraft under that agreement to dates in 2014 and 2015 and replacing the predelivery payment schedule.

On November 15, 2007, US Airways and Airbus entered into Amendment No. 1 to the A330 Purchase Agreement adding an additional five firm A330-200 aircraft to the Airbus A330 Purchase Agreement. These additional aircraft allow US Airways to continue its international growth plans of adding approximately three to four new markets per year between 2009 and 2011.

On January 11, 2008, US Airways and Airbus entered into Amendment No. 1 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement. Under this amended and restated purchase agreement, US Airways has the right to convert certain aircraft models to other aircraft models within the mix of 97 A320 family aircraft. Amendment No. 1 provides for the conversion of 13 A319 aircraft to A320 aircraft, one A319 to an A321 and 11 A320 aircraft to A321 aircraft for deliveries during 2009 and 2010.

On June 13, 2006, US Airways Group and Embraer executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement. In accordance with the terms of these agreements, the Company placed an initial firm order for 25 Embraer 190 aircraft and an additional order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by the Company to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, are being applied to these orders in accordance with the terms of the amended and restated agreements. In addition, the Company had the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21, 2006, the Company assigned 30 of the purchase options to Republic Airlines, Inc. On January 12, 2007, the Company assigned eight additional purchase options to Republic Airlines. The Company purchased and took delivery of two Embraer 190 aircraft in the fourth quarter of 2006 and nine Embraer 190 aircraft throughout 2007. The Company expects to take delivery of 14 Embraer 190 aircraft in 2008. In June and August 2007, the Company amended the Amended and Restated Purchase Agreement to revise the delivery schedule for the additional 32 Embraer 190 aircraft. On June 6, 2007, the Company entered into another amendment to the Amended and Restated Purchase Agreement whereby Embraer granted the Company an additional 140 purchase options. The Company further amended the Amended and Restated Letter Agreement in August 2007 to revise previous provisions concerning price escalation limits and assignment of purchase rights to regional operators.

US Airways has an agreement with International Aero Engines (“IAE”) which provides for the purchase by US Airways of eight new V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet.

US Airways Group has also agreed to terms with Rolls-Royce to acquire Trent XWB engines to power the 22 Airbus A350 XWB aircraft along with a TotalCare long-term engine services agreement. The engine order and the services agreement are contingent upon execution of definitive documentation.

Under all of the aircraft and engine purchase agreements discussed above, US Airways’ total future commitments to Embraer, Airbus and IAE are expected to be approximately $7.5 billion through 2017 as follows: $798 million in 2008, $1.27 billion in 2009, $1.31 billion in 2010, $1.28 billion in 2011, $774 million in 2012 and $2.07 billion thereafter, which includes predelivery deposits and payments. US Airways expects to fund payments through future financings.

Engine Maintenance Commitments

In connection with the merger, US Airways and AWA restructured their rate per engine hour agreements with General Electric Engine Services for overhaul maintenance services. Under the restructured agreements, the minimum monthly payment on account of accrued engine flight hours for both of the agreements together will equal

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

$3 million as long as both agreements remain in effect through October 2009. In September 2007, all engines covered under the AWA agreement were transferred to the US Airways agreement, and the AWA agreement was terminated. The minimum monthly payment of $3 million remains unchanged.

(b)	Leases

The Company leases certain aircraft, engines, and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2007, the Company had 364 aircraft under operating leases, with remaining terms ranging from two months to approximately 16 years. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2007, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2008	$1,088
2009	997
2010	916
2011	827
2012	797
Thereafter	4,081

Total minimum lease payments	$8,706

For the years ended December 31, 2007, 2006 and 2005, rental expense under operating leases, excluding landing fees, was $1.26 billion, $1.24 billion and $632 million, respectively.

(c)	Off-balance Sheet Arrangements

US Airways has obligations with respect to $1.85 billion in principal amount of pass through trust certificates, also known as “Enhanced Equipment Trust Certificates” or EETCs, issued by pass through trusts to cover the financing of 19 owned aircraft, 116 leased aircraft and three leased engines. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to the Company.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ or AWA’s election, either by US Airways or AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways or AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. As part of the transfer of substantially all of AWA’s assets and liabilities to US Airways in connection with the combination of all airline operations under one FAA operating certificate on September 26, 2007, all of AWA’s obligations with respect to the pass through trusts and the leases of related aircraft and engines were transferred to US Airways and are now direct obligations of US Airways. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, the Company, US Airways or AWA. However, in the case of

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2007, $576 million associated with these mortgage financings is reflected as debt in the accompanying balance sheet.

Neither the Company nor US Airways guarantee or participate in any way in the residual value of the leased aircraft. All leased aircraft financed by these trusts are structured as leveraged leased financings, which are not reflected as debt on the balance sheet of either the Company or US Airways. US Airways does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows US Airways to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term.

These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under FIN 46(R) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” because the Company is not the primary beneficiary under these arrangements.

(d)	Regional Jet Capacity Purchase Agreements

The Company has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to the Company. In return, the Company agrees to pay predetermined fees to the regional airlines for operating an agreed upon number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as airport landing fees, will be reimbursed 100% by the Company. The Company controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2012 to 2020 and provide for optional extensions at the Company’s discretion. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.06 billion in 2008, $1.11 billion in 2009, $1.13 billion in 2010, $1.16 billion in 2011, $1.02 billion in 2012 and $4.68 billion thereafter.

Certain entities with which the Company has capacity purchase agreements are considered variable interest entities under FIN 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin, a related party, and Republic to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. The Company has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, the Company has analyzed the arrangements with other carriers with which the Company has long-term capacity purchase agreements and has concluded it is not required to consolidate any of the entities.

(e)	Legal Proceedings

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

On February 9, 2007, passengers Daphne Renard and Todd Robins filed a class action suit against US Airways in San Francisco Superior Court. The complaint, which was later amended to include only Robins as a lead plaintiff, alleges that US Airways breached its contract of carriage by charging additional fares and fees, after the purchase of tickets on the usairways.com website, for passengers under two years of age who travel as “lap children,” meaning

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

that the child does not occupy his or her own seat but travels instead on the lap of an accompanying adult. The named plaintiffs allege that he and his wife purchased international tickets through the website for themselves and a lap child. Plaintiffs allege that after initially receiving an electronic confirmation that there would be no charge for the lap child, they were later charged an additional $242.50. The complaint alleges a class period from February 9, 2002 to the present. The Company was served with an amended complaint in early March 2007 that continued the same allegations, but dropped plaintiff’s wife as a class representative. On May 1, 2007, US Airways filed an Answer to the complaint and also asked the court for a “complex case” designation, which the court granted on May 11, 2007. On September 25, 2007, the parties reached a settlement for an immaterial amount. That agreement must be approved by the court in order to become final.

(f)	Guarantees and Indemnifications

The Company guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2007, the principal amount outstanding on these bonds was $93 million. Remaining lease payments guaranteeing the principal and interest on these bonds will be $154 million.

The Company enters into real estate leases in substantially all cities that it serves. It is common in such commercial lease transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. With respect to certain special facility bonds, the Company agreed to indemnify the municipalities for any claims arising out of the issuance and sale of the bonds and use or occupancy of the concourses financed by these bonds. Additionally, the Company typically indemnifies such parties for any environmental liability that arises out of or relates to its use or occupancy of the leased premises.

The Company is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under pass through trusts) and real estate leases. It is common in such transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to the Company’s use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. In aircraft financing agreements structured as leverage leases, the Company typically indemnifies the lessor with respect to adverse changes in U.S. tax laws.

The Company reviewed its long-term operating leases at a number of airports, including leases where the Company is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN 46(R).

(g)	Concentration of Credit Risks

The Company invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. government.

As of December 31, 2007, most of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Other comprehensive income (loss)

The Company’s other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 consist of the following (in millions):

	Year Ended December 31,
	2007	2006	2005

Net income (loss)	$427	$304	$(537)
Unrealized losses on available for sale securities	(48)	—	—
Adjustment to initially apply FASB Statement No. 158, net of tax	—	3	—
Actuarial gains associated with pension and other postretirement benefits	55	—	—

Total comprehensive income (loss)	$434	$307	$(537)

The components of accumulated other comprehensive income were as follows as of December 31, 2007 and 2006 (in millions):

	December 31,	December 31,
	2007	2006

Accumulated net unrealized losses on available for sale securities	$(48)	$—
Adjustment to initially apply FASB Statement No. 158, net of tax	3	3
Actuarial gains associated with pension and other postretirement benefits	55	—

Accumulated other comprehensive income	$10	$3

The accumulated other comprehensive income is not presented net of tax as any tax effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Supplemental cash flow information

Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Non-cash transactions:
Unrealized loss on available for sale securities	$48	$—	$—
Reclassification of investments in debt securities to short-term	—	—	30
Fair value of assets acquired in business combination	—	—	5,568
Liabilities assumed in business combination, net of cash acquired	—	—	5,451
Conversion of 7.25% notes into common stock of US Airways Group	—	—	87
Conversion of 7% convertible notes into common stock of US Airways Group	—	70	—
Conversion of 7.5% convertible senior notes, net of discount of $17 million to common stock	—	95	—
Notes payable issued for equipment purchase deposits	—	—	9
Notes payable canceled under the aircraft purchase agreement	—	4	21
Equipment purchases financed by capital lease	—	3	—
Cash transactions:
Interest paid, net of amounts capitalized	248	264	88
Income taxes paid	4	12	—

13.	Related party transactions

Richard A. Bartlett, a member of the board of directors of US Airways Group, is a greater than 10% minority owner and director of Eastshore. In February 2005, Eastshore entered into an agreement with US Airways Group to provide a $125 million financing commitment to provide equity funding for a plan of reorganization, in the form of a debtor-in-possession term loan. Under the terms of US Airways Group’s plan of reorganization, Eastshore received a cash payment in the amount of all accrued interest on the loan, and the principal amount of $125 million was satisfied by the delivery of 8,333,333 shares of US Airways Group common stock, representing a price of $15.00 per share. As of December 31, 2007, Eastshore has sold all of its investment in US Airways Group. Mr. Bartlett is also a greater than 10% owner of Air Wisconsin. US Airways and Air Wisconsin also entered into a regional jet services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement. On April 8, 2005, Air Wisconsin notified US Airways Group of its intention to deploy 70 regional jets, the maximum number provided for in the agreement, into the US Airways Express network. The amount paid to Air Wisconsin in 2007 was approximately $320 million.

Robert A. Milton, a member of the board of directors of US Airways Group until April 19, 2006, is the Chairman, President and Chief Executive Officer of ACE. ACE purchased 5,000,000 shares of US Airways Group common stock at a purchase price of $15.00 per share, for a total investment of $75 million. ACE or its subsidiaries entered into commercial agreements with US Airways Group and America West Holdings for various services including maintenance and airport handling. The amount paid in 2005 for these commercial agreements was approximately $2 million. As of December 31, 2006, ACE has sold all of its investment in US Airways Group.

Edward L. Shapiro, a member of the board of directors of US Airways Group, is a Vice President and partner of PAR Capital Management, the general partner of PAR. PAR received 10,768,485 shares of US Airways Group common stock, including shares received pursuant to Participation Agreements with America West Holdings, for a

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

total investment of $160 million. As of December 31, 2007, PAR has sold substantially all of its investment in US Airways Group.

Richard P. Schifter, a member of the board of directors of US Airways Group until November 15, 2006, is a partner of Texas Pacific Group, which was a controlling stockholder of America West Holdings prior to the completion of the merger. An affiliate of Texas Pacific Group received $6.4 million as an advisory fee for providing financial advisory services in 2005, in connection with the merger and in contribution for and reimbursement for certain expenses incurred by Texas Pacific Group and its affiliates in connection with the merger.

14.	Merger accounting and pro forma information

(a)	Purchase Price Allocation

The value of the merger consideration was determined based upon America West Holdings’ traded market price per share due to the fact that US Airways Group was operating under bankruptcy protection prior to the merger. The outstanding shares in America West Holdings at September 27, 2005 were valued at $4.82 per share, resulting in an aggregate value assigned to the shares of $175 million. The $4.82 per share value was based on the five-day average share price of America West Holdings common stock, with May 19, 2005, the merger announcement date, as the midpoint. The outstanding shares of America West Holdings Class A and Class B common stock were converted into shares of US Airways Group common stock at a conversion rate of 0.5362 and 0.4125, respectively. Certain unsecured creditors of US Airways Group have been or will be issued an aggregate of approximately 8.2 million shares of US Airways Group common stock in settlement of their claims, including stock issued to the PBGC and ALPA. The fair value of that common stock valued at an equivalent price based on the $4.82 value of the America West Holdings stock is $96 million. America West Holdings incurred $21 million of direct acquisition costs in connection with the merger. The following table summarizes the components of the purchase price (in millions):

Fair value of common shares issued to US Airways Group’s unsecured creditors	$96
Estimated merger costs	21

Total purchase price	$117

The net assets acquired and liabilities assumed in connection with the merger and initial allocation of purchase price is as follows (in millions):

Current assets	$1,098
Property and equipment	2,367
Other intangible assets	592
Other assets	779
Goodwill	732
Liabilities assumed	(5,451)

Total purchase price	$117

In connection with US Airways Group’s emergence from bankruptcy, significant prepetition liabilities were discharged. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value. The Company used an outside appraisal firm to assist in determining the fair value of long-lived tangible and identifiable intangible assets. Significant assets and liabilities adjusted to fair market value include expendable spare parts and supplies, property and equipment, airport take-off and landing slots, aircraft leases, deferred revenue and continuing debt obligations. In connection with the merger, primarily due to the relocation of the corporate headquarters from Arlington, Virginia to Tempe, Arizona, US Airways accrued in purchase accounting $24 million of severance and benefits related to planned reductions in force for its non-union employees. The Company expects to incur

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

additional severance and benefits for reductions in force related to the merger; however, due to requirements for continued service during the integration period, these severance and benefits will not be an adjustment to the purchase price allocation but will be expensed in future periods. See Note 5 for discussion of amounts expensed for severance and benefits in the fourth quarter of 2005 and 2006.

Adjustments made in the year ended December 31, 2007 and 2006 to previously recorded fair values are as follows (in millions):

Goodwill reported as of September 27, 2005	$732
Utilization of pre-merger NOL	(85)
Materials and supplies, net	40
Accounts receivable	(22)
Other assets	(22)
Other accrued expenses	(12)
Property and equipment	6
Long-term debt	(6)
Accrued compensation and vacation	(4)
Non current employee benefits and other	4
Accrued taxes	(2)
Accounts payable	(1)
Other intangibles, net	1

Goodwill reported as of December 31, 2006	629

Utilization of pre-merger NOL	7

Goodwill reported as of December 31, 2007	$622

The 2007 adjustment to goodwill is related to the utilization of pre-merger NOL generated by US Airways prior to the merger. In accordance with SFAS No. 109, the associated decrease in the valuation allowance reduced goodwill. Adjustments in 2006 resulted as further refinement of information became available on assets and liabilities that existed as of the acquisition date. In accordance with SFAS 141, the allocation of equity values is subject to adjustment for up to one year after the date of acquisition when additional information on asset and liability valuations becomes available. Significant adjustments included an adjustment for the utilization of pre-merger NOL generated by US Airways prior to the merger; an adjustment to accounts receivable to reflect credits due from Republic related to pre-merger aircraft lease assumptions; adjustments to materials and supplies for the refinement of fair market value information available at the time of the acquisition; adjustments to other assets for the application of pre-merger airport operating expense and rent credits and a fair market value adjustment to an investment; and adjustments to other accrued expenses to refine estimates for remaining pending bankruptcy claim matters.

(b)	Pro Forma Information

The following information is presented assuming the merger and the conversion of America West Holdings’ Class A and Class B common stock had been completed as of January 1, 2005. The pro forma consolidated results of operations include purchase accounting adjustments, such as fair market value adjustments of the assets and liabilities of US Airways Group, adjustments to reflect the disposition of prepetition liabilities upon US Airways Group’s emergence from bankruptcy, and adjustments to conform certain accounting policies of US Airways Group and America West Holdings, together with related income tax effects. Certain other transactions critical to US Airways Group’s emergence from bankruptcy and the completion of the merger that became effective either before, at or immediately following the merger have also been reflected in the pro forma financial information.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

These transactions include the new equity investments, the comprehensive agreements with GECC, the comprehensive agreement with Airbus, the restructuring of the ATSB loans, and the restructuring of the credit card partner and credit card processing agreements. The unaudited pro forma information presented below is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the period presented or of future results of the combined operations (in millions, except share and per share amounts).

Year Ended
December 31,
2005

Operating revenues	$10,440
Operating expenses	10,799

Operating loss	(359)
Net loss	$(891)
Basic and fully diluted loss per share	$(12.59)
Basic and diluted shares (in thousands)	70,689

15.	Operating segments and related disclosures

The Company is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, Piedmont, PSA and third-party carriers that fly under capacity purchase agreements as part of the Company’s Express operations. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways, Piedmont and PSA.

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

United States	$9,582	$9,397	$4,567
Foreign	2,118	2,160	502

Total	$11,700	$11,557	$5,069

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

16.	Stockholders’ equity

(a)	Common Stock

Holders of common stock are entitled to one vote per share on all matters submitted to a vote of common shareholders, except that voting rights of non-U.S. citizens are limited to the extent that the shares of common stock held by such non-U.S. persons would otherwise be entitled to more than 24.9% of the aggregate votes of all outstanding equity securities of US Airways Group. Holders of common stock have no right to cumulate their votes. Holders of common stock participate equally as to any dividends or distributions on the common stock.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

On September 30, 2005, US Airways Group completed a public offering of common stock in which it issued 9,775,000 shares of its common stock at a price of $19.30 per share. The Company received net proceeds of $180 million from the offering.

(b)	Warrants

As compensation for various elements of AWA’s financial restructuring completed in January 2002, America West Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to the ATSB and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and with a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. The warrants were recorded by AWA as a non-cash capital contribution in the accompanying consolidated statements of stockholders’ equity and comprehensive income and classified as other assets, net in the accompanying consolidated balance sheets. The warrants were amortized over the life of the AWA ATSB Loan as an increase to interest expense. In the first quarter of 2004, approximately 220,000 warrants were exercised at $3 per share. In the third quarter of 2003, approximately 2.6 million warrants were exercised at $3 per share. These warrant exercises were cashless transactions resulting in the issuance of approximately 1.6 million shares of America West Holdings’ Class B common stock.

In the fourth quarter of 2005, US Airways Group announced an agreement to repurchase all of the replacement warrants issued to the ATSB in connection with the merger with America West Holdings. US Airways Group repurchased approximately 7.7 million warrants to purchase shares of common stock that had an exercise price of $7.27 per share. The total purchase price for the warrants was $116 million, which approximated their fair value at the purchase date. In connection with this repurchase, AWA recorded $8 million of nonoperating expense. This amount represented the unamortized balance recorded in other assets, which was being amortized over the life of the AWA ATSB Loan as an increase to interest expense.

In the second quarter of 2006, US Airways Group received $2.8 million of proceeds related to the issuance of 386,925 shares of common stock that were issued pursuant to a warrant exercise. As of December 31, 2007, there were no warrants outstanding.

17.	Stock-based compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with APB 25 and related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.

Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were canceled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. As part of the plan of reorganization, the Bankruptcy Court approved a new equity incentive plan, referred to as the 2005 Incentive Equity Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation, collectively referred to as stock awards, as well as

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

performance-based cash awards. Incentive stock options granted under the 2005 Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonstatutory stock options granted under the 2005 Incentive Plan are not intended to qualify as incentive stock options under the Internal Revenue Code.

At the time of adoption, a maximum of 12.5% of the fully-diluted shares (as of the completion of the merger) of US Airways Group common stock was available for issuance under the 2005 Incentive Plan, totaling 10,969,191 shares. Any or all of these shares may be granted pursuant to incentive stock options. Shares of US Airways Group common stock issued under the 2005 Incentive Plan may be unissued shares or reacquired shares, purchased on the open market or otherwise. At December 31, 2007, approximately 4 million shares are available for grant under the 2005 Equity Incentive Plan.

The number of shares of US Airways Group common stock available for issuance under the 2005 Incentive Plan is reduced by (i) one share for each share of stock issued pursuant to a stock option or a stock appreciation right, and (ii) three shares for each share of stock issued pursuant to a stock purchase award, stock bonus award, stock unit award, and other full-value types of stock awards. Stock awards that are terminated, forfeited or repurchased result in an increase in the share reserve of the 2005 Incentive Plan corresponding to the reduction originally made in respect of the award.

If a stock award granted under the 2005 Incentive Plan or AWA’s previous incentive plan (the “2002 Incentive Plan”) expires or otherwise terminates without being exercised in full, or if any shares of US Airways Group common stock issued pursuant to a stock award under the 2005 Incentive Plan are forfeited to or repurchased by US Airways Group, including, but not limited to, any repurchase or forfeiture caused by the failure to meet a contingency or condition required for the vesting of such shares, then the shares of US Airways Group common stock not issued under that stock award, or forfeited to or repurchased by US Airways Group, will revert to and again become available for issuance under the 2005 Incentive Plan. If any shares subject to a stock award are not delivered to a participant because those shares are withheld for the payment of taxes or the stock award is exercised through a reduction of shares subject to the stock award (i.e., “net exercised”), the number of shares that are not delivered will remain available for issuance under the 2005 Incentive Plan. If the exercise price of any stock award is satisfied by tendering shares of US Airways Group common stock held by the participant, then the number of shares so tendered (whether by actual tender or by attestation of ownership) will remain available for issuance under the 2005 Incentive Plan. Shares of US Airways Group common stock subject to stock awards issued in substitution for previously outstanding awards assumed in connection with a merger, consolidation or similar transaction will not reduce the number of shares available for issuance under the 2005 Incentive Plan.

The Company’s net income for the years ended December 31, 2007 and 2006 includes $32 million and $34 million, respectively, of compensation costs related to share-based payments. Compensation expense of $4 million, calculated using the provisions of APB 25, was recorded for stock appreciation rights and restricted stock units granted to employees of US Airways Group in the fourth quarter of 2005. Upon adoption of SFAS 123R, the Company recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

Restricted Stock Unit Awards — As of December 31, 2007, the Company has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (which performance condition of obtaining a combined operating certificate for AWA and US Airways was met on September 26, 2007). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

period, as the performance condition has been met. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.

Restricted stock unit award activity for the years ending December 31, 2007, 2006 and 2005 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
2005 Equity Incentive Plan	Shares	Date Fair Value

Nonvested balance at December 31, 2004	—	$—
Granted	696	26.15
Vested and released	—	—
Forfeited	(9)	24.68

Nonvested balance at December 31, 2005	687	$26.17
Granted	254	38.55
Vested and released	(75)	42.38
Forfeited	(52)	24.85

Nonvested balances at December 31, 2006	814	$28.63
Granted	242	41.51
Vested and released	(446)	29.85
Forfeited	(18)	31.26

Nonvested balance at December 31, 2007	592	$32.91

As of December 31, 2007, there was $11 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.2 years. The total fair value of RSUs vested during 2007 and 2006 was $14 million and $3 million, respectively. No RSUs vested during 2005. The tax benefit realized from RSUs vesting during the years ended December 31, 2007 and 2006 was $5 million and $1 million, respectively. The Company recognized no tax expense for RSUs vested and released with book expense exceeding the tax deduction.

Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the common stock’s fair market value at the date of each grant, generally become exercisable over a three to four year period and expire if unexercised at the end of ten years. Stock options and SARs are classified as equity awards. The exercise of SARs will be settled with the issuance of shares of the Company’s common stock.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock option and SARs activity for the years ending December 31, 2007, 2006 and 2005 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

1994 Incentive Equity Plan
Balance at December 31, 2004	1,672	$35.63
Granted	—	—
Exercised	(167)	18.28
Forfeited	—	—
Expired	(238)	33.74

Balance at December 31, 2005	1,267	$38.28
Granted	—	—
Exercised	(455)	23.64
Forfeited	—	—
Expired	(62)	50.93

Balance at December 31, 2006	750	$46.10
Granted	—	—
Exercised	(30)	40.93
Forfeited	—	—
Expired	(75)	46.38

Balance at December 31, 2007	645	$46.30	1.43	$—
Vested or expected to vest at December 31, 2007	645	$46.30	1.43	$—
Exercisable at December 31, 2007	645	$46.30	1.43	$—
2002 Incentive Equity Plan
Balance at December 31, 2004	2,094	$15.80
Granted	806	14.52
Exercised	(786)	11.37
Forfeited	(56)	15.71
Expired	(10)	19.85

Balance at December 31, 2005	2,048	$16.98
Granted	—	—
Exercised	(1,250)	16.12
Forfeited	—	—
Expired	—	—

Balance at December 31, 2006	798	$18.33
Granted	—	—
Exercised	(36)	14.36
Forfeited	—	—
Expired	—	—

Balance at December 31, 2007	762	$18.52	5.95	$1
Vested or expected to vest at December 31, 2007	754	$18.49	5.85	$1
Exercisable at December 31, 2007	659	$18.13	5.70	$1

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

2005 Equity Incentive Plan
Balance at December 31, 2004	—	—
Granted	2,034	$23.08
Exercised	—	—
Forfeited	(61)	20.64
Expired	—	—

Balance at December 31, 2005	1,973	$23.15
Granted	1,310	40.30
Exercised	(701)	24.49
Forfeited	(87)	30.34
Expired	—	—

Balance at December 31, 2006	2,495	$31.53
Granted	1,123	42.23
Exercised	(92)	29.74
Forfeited	(93)	35.00
Expired	(63)	37.48

Balance at December 31, 2007	3,370	$34.96	8.48	$—
Vested or expected to vest at December 31, 2007	3,206	$34.82	8.45	$—
Exercisable at December 31, 2007	1,094	$30.00	8.01	$—

The fair value of stock options and SARs is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the stock option or SAR at the time of grant. The dividend yield is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of the Company’s common stock over a time period equal to the expected term of the stock option or SAR. The expected life of stock options and SARs is based on the historical experience of the Company.

The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the year ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Weighted average fair value	$16.57	$16.77	$8.50
Risk free interest rate	4.5%	4.8%	3.4%
Expected dividend yield	—	—	—
Expected life	3.0 years	2.9 years	4.0 years
Volatility	52%	57%	54%

As of December 31, 2007, there were $26 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 1.2 years.

The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2007, 2006, and 2005 was $4 million, $68 million, and $13 million, respectively. Cash received from stock option and SAR exercises during the years ended December 31, 2007 and 2006 totaled $13 million and $51 million, respectively. The tax benefit realized from stock options and SARs exercised during the years ended December 31, 2007 and 2006 was $2 million and $25 million, respectively. The Company recognized no tax expense for exercises with book expense exceeding the tax deduction for 2007 and $0.2 million was recognized for 2006.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Agreements with ALPA — US Airways Group and US Airways have a letter of agreement with the ALPA that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of the Company’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65. The second tranche of 300,000 stock options was granted on January 31, 2007 with an exercise price of $56.90. The third and final tranche of 300,000 stock options was granted on January 31, 2008 with an exercise price of $12.29. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of the Company’s plans.

The per share fair value of the ALPA pilot stock options and assumptions used for the January 31, 2007 and 2006 grants were as follows:

	January 31,	January 31,
	2007	2006

Per share fair value	$18.02	$17.11
Risk free interest rate	4.9%	4.4%
Expected dividend yield	—	—
Contractual term	2.0 years	5.0 years
Volatility	53%	69.8%

As of December 31, 2007, there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 25,029 and 315,390 stock options exercised during 2007 and 2006, respectively, pursuant to this agreement. The total intrinsic value of options exercised during 2007 and 2006 was $0.6 million and $5 million, respectively. Cash received from stock options exercised during the years ended December 31, 2007 and 2006 totaled $1 million and $12 million, respectively. The tax benefit realized from stock options exercised during the years ended December 31, 2007 and 2006 was $0.2 million and $2 million, respectively. The Company recognized no tax expense for exercises with book expense exceeding the tax deduction for 2007 and $0.5 million was recognized for 2006.

18.	Valuation and qualifying accounts (in millions)

	Balance at				Balance
	Beginning				at End
Description	of Period	Additions		Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2007	$8	$9		$13	$4

Year ended December 31, 2006	$10	$7		$9	$8

Year ended December 31, 2005	$1	$12	(a)	$3	$10

Allowance for inventory obsolescence:
Year ended December 31, 2007	$30	$12		$2	$40

Year ended December 31, 2006	$24	$10		$4	$30

Year ended December 31, 2005	$15	$9		$—	$24

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2007	$263	$—		$186	$77

Year ended December 31, 2006	$446	$—		$183	$263

Year ended December 31, 2005	$127	$976		$657	$446

(a)	Allowance for doubtful receivables additions in the 2005 period include $8 million from the opening balance sheet of US Airways at September 27, 2005.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

19.	Selected quarterly financial information (unaudited)

Summarized quarterly financial information for 2007 and 2006, before the cumulative effect of change in accounting principle, are as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2007
Operating revenues	$2,732	$3,155	$3,036	$2,776
Operating expenses	2,616	2,866	2,834	2,850 (a)
Operating income (loss)	116	289	202	(74)
Nonoperating expenses, net	(47)	(18)	(21)	(13)
Income tax provision (benefit)	3	8	4	(8)
Income (loss)	66	263	177	(79)
Earnings (loss) per common share:
Basic:	$0.73	$2.88	$1.93	$(0.87)
Diluted:	$0.70	$2.77	$1.87	$(0.87)
Shares used for computation (in thousands):
Basic	91,363	91,477	91,542	91,761
Diluted	96,223	95,613	95,492	91,761
2006
Operating revenues	$2,632	$3,171	$2,968	$2,786
Operating expenses	2,507	2,829	2,952	2,711
Operating income	125	342	16	75
Nonoperating expenses, net	(61)	(30)	(33)	(30)
Income tax provision	—	7	61	33
Income (loss) before cumulative effect of change in accounting principle	64	305	(78)	12
Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic:	$0.79	$3.55	$(0.88)	$0.13
Diluted:	$0.75	$3.25	$(0.88)	$0.13
Shares used for computation (in thousands):
Basic	81,679	85,886	88,212	89,892
Diluted	93,362	94,673	88,212	91,872

(a)	In the fourth quarter of 2007, the Company recorded a $99 million charge to increase long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65.

20.	Financial information for subsidiary guarantors and non-guarantor subsidiaries

The Company’s 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior subordinated basis, by US Airways and AWA (the “Subsidiary Guarantors”). The other subsidiaries of the Company (the “Non-Guarantor Subsidiaries”) do not guarantee the 7% Senior Convertible Notes. Presented below is consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2007 and 2006 and for the twelve months ended December 31, 2007, 2006 and 2005.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways Group, Inc.

Consolidating Statement of Operations
For the year ended December 31, 2007

	US Airways
	Group, Inc. (Parent	Subsidiary	Non-Guarantor		US Airways Group,
	Company Only)	Guarantors	Subsidiaries	Eliminations	Inc. Consolidated
	(In millions)

Operating revenues:
Mainline passenger	$—	$8,135	$—	$—	$8,135
Express passenger	—	2,698	—	—	2,698
Cargo	—	138	—	—	138
Other	—	842	1,697	(1,810)	729

Total operating revenues	—	11,813	1,697	(1,810)	11,700
Operating expenses:
Aircraft fuel and related taxes	—	2,630	—	—	2,630
Gain on fuel hedging instruments, net	—	(245)	—	—	(245)
Salaries and related costs	—	2,302	115	(115)	2,302
Express expenses	—	2,727	—	(133)	2,594
Aircraft rent	—	727	86	(86)	727
Aircraft maintenance	—	635	76	(76)	635
Other rent and landing fees	—	538	19	(21)	536
Selling expenses	—	453	—	—	453
Special items, net	—	99	—	—	99
Depreciation and amortization	—	196	16	(23)	189
Other	8	1,227	1,368	(1,356)	1,247

Total operating expenses	8	11,289	1,680	(1,810)	11,167

Operating income (loss)	(8)	524	17	—	533
Nonoperating income (expense):
Interest income	92	172	1	(93)	172
Interest expense, net	(129)	(225)	(12)	93	(273)
Other, net	472	14	1	(485)	2

Total nonoperating income (expense), net	435	(39)	(10)	(485)	(99)
Income before income taxes	427	485	7	(485)	434
Income tax provision (benefit)	—	7	—	—	7

Net income	$427	$478	$7	$(485)	$427

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways Group, Inc.

Consolidating Statement of Operations
For the year ended December 31, 2006

	US Airways
	Group, Inc. (Parent	Subsidiary	Non-Guarantor		US Airways Group,
	Company Only)	Guarantors	Subsidiaries	Eliminations	Inc. Consolidated
	(In millions)

Operating revenues:
Mainline passenger	$—	$7,966	$—	$—	$7,966
Express passenger	—	2,744	—	—	2,744
Cargo	—	153	—	—	153
Other	—	829	1,441	(1,576)	694

Total operating revenues	—	11,692	1,441	(1,576)	11,557
Operating expenses:
Aircraft fuel and related taxes	—	2,518	—	—	2,518
Loss on fuel hedging instruments, net	—	79	—	—	79
Salaries and related costs	—	2,090	123	(123)	2,090
Express expenses	—	2,670	—	(111)	2,559
Aircraft rent	—	732	87	(87)	732
Aircraft maintenance	—	582	69	(69)	582
Other rent and landing fees	—	571	20	(23)	568
Selling expenses	—	446	—	—	446
Special items, net	(11)	38	—	—	27
Depreciation and amortization	—	181	18	(24)	175
Other	3	1,228	1,131	(1,139)	1,223

Total operating expenses	(8)	11,135	1,448	(1,576)	10,999

Operating income (loss)	8	557	(7)	—	558
Nonoperating income (expense):
Interest income	76	153	1	(77)	153
Interest expense, net	(98)	(264)	(10)	77	(295)
Other, net	318	—	2	(332)	(12)

Total nonoperating income (expense), net	296	(111)	(7)	(332)	(154)
Income (loss) before income taxes and cumulative effect of change in accounting principle	304	446	(14)	(332)	404
Income tax provision	—	98	3	—	101

Income (loss) before cumulative effect of change in accounting principle	304	348	(17)	(332)	303
Cumulative effect of change in accounting principle, net	—	1	—	—	1

Net income (loss)	$304	$349	$(17)	$(332)	$304

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways Group, Inc.

Consolidating Statement of Operations
For the year ended December 31, 2005

	US Airways
	Group, Inc. (Parent	Subsidiary	Non-Guarantor		US Airways Group,
	Company Only)	Guarantors	Subsidiaries	Eliminations	Inc. Consolidated
	(In millions)

Operating revenues:
Mainline passenger	$—	$3,695	$—	$—	$3,695
Express passenger	—	976	—	—	976
Cargo	—	58	—	—	58
Other	—	368	281	(309)	340

Total operating revenues	—	5,097	281	(309)	5,069
Operating expenses:
Aircraft fuel and related taxes	—	1,214	—	—	1,214
Gain on fuel hedging instruments, net	—	(75)	—	—	(75)
Salaries and related costs	—	1,046	30	(30)	1,046
Express expenses	—	1,057	—	16	1,073
Aircraft rent	—	429	23	(23)	429
Aircraft maintenance	—	349	14	(14)	349
Other rent and landing fees	—	284	7	(10)	281
Selling expenses	—	232	—	—	232
Special items, net	—	121	—	—	121
Depreciation and amortization	—	88	7	(7)	88
Other	—	564	205	(241)	528

Total operating expenses	—	5,309	286	(309)	5,286

Operating loss	—	(212)	(5)	—	(217)
Nonoperating income (expense):
Interest income	7	30	—	(7)	30
Interest expense, net	(4)	(144)	(6)	7	(147)
Other, net	(540)	(5)	—	544	(1)

Total nonoperating expense, net	(537)	(119)	(6)	544	(118)
Loss before income taxes and cumulative effect of change in accounting principle	(537)	(331)	(11)	544	(335)
Income tax provision	—	—	—	—	—

Loss before cumulative effect of change in accounting principle	(537)	(331)	(11)	544	(335)
Cumulative effect of change in accounting principle, net	—	(202)	—	—	(202)

Net loss	$(537)	$(533)	$(11)	$544	$(537)

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways Group, Inc.

Consolidating Balance Sheet
December 31, 2007

	US Airways
	Group, Inc. (Parent	Subsidiary	Non-Guarantor		US Airways Group,
	Company Only)	Guarantors	Subsidiaries	Eliminations	Inc. Consolidated
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$6	$1,940	$2	$—	$1,948
Investments in marketable securities	—	226	—	—	226
Restricted cash	—	2	—	—	2
Accounts receivable, net	—	366	8	—	374
Receivables from related parties, net	1,192	—	—	(1,192)	—
Materials and supplies, net	—	197	52	—	249
Prepaid expenses and other	—	524	24	—	548

Total current assets	1,198	3,255	86	(1,192)	3,347
Property and equipment
Flight equipment	—	2,295	119	—	2,414
Ground property and equipment	—	620	83	—	703
Less accumulated depreciation and amortization	—	(700)	(57)	—	(757)

	—	2,215	145	—	2,360
Equipment purchase deposits	—	128	—	—	128

Total property and equipment	—	2,343	145	—	2,488
Other assets
Goodwill	—	622	—	—	622
Other intangibles, net	—	514	39	—	553
Restricted cash	—	466	—	—	466
Investments in marketable securities	—	353	—	—	353
Other assets, net	1,896	201	2	(1,888)	211

Total other assets	1,896	2,156	41	(1,888)	2,205

Total assets	$3,094	$7,754	$272	$(3,080)	$8,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$16	$99	$2	$—	$117
Accounts payable	—	333	33	—	366
Payables to related parties, net	—	1,063	129	(1,192)	—
Air traffic liability	—	832	—	—	832
Accrued compensation and vacation	—	214	11	—	225
Accrued taxes	(6)	158	—	—	152
Other accrued expenses	3	841	15	—	859

Total current liabilities	13	3,540	190	(1,192)	2,551
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,657	1,346	28	—	3,031
Deferred gains and credits	—	168	—	—	168
Postretirement benefits other than pensions	—	137	1	—	138
Employee benefit liabilities and other	(5)	713	5	—	713

Total noncurrent liabilities and deferred credits	1,652	2,364	34	—	4,050
Stockholders’ equity
Common stock	1	—	—	—	1
Additional paid-in capital	1,536	1,845	47	(1,892)	1,536
Accumulated other comprehensive income (loss)	—	(1)	11	—	10
Retained earnings (deficit)	(95)	6	(10)	4	(95)
Treasury stock	(13)	—	—	—	(13)

Total stockholders’ equity	1,429	1,850	48	(1,888)	1,439

Total liabilities and stockholders’ equity	$3,094	$7,754	$272	$(3,080)	$8,040

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways Group, Inc.

Consolidating Balance Sheet
December 31, 2006

	US Airways
	Group, Inc. (Parent	Subsidiary	Non-Guarantor		US Airways Group,
	Company Only)	Guarantors	Subsidiaries	Eliminations	Inc. Consolidated
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$2	$1,110	$4	$—	$1,116
Investments in marketable securities	—	1,249	—	—	1,249
Restricted cash	—	1	—	—	1
Accounts receivable, net	—	383	5	—	388
Receivables from related parties, net	2,706	—	—	(2,706)	—
Materials and supplies, net	—	187	36	—	223
Prepaid expenses and other	—	351	26	—	377

Total current assets	2,708	3,281	71	(2,706)	3,354
Property and equipment
Flight equipment	—	1,965	86	—	2,051
Ground property and equipment	—	518	80	—	598
Less accumulated depreciation and amortization	—	(540)	(43)	—	(583)

	—	1,943	123	—	2,066
Equipment purchase deposits	—	48	—	—	48

Total property and equipment	—	1,991	123	—	2,114
Other assets
Goodwill	—	629	—	—	629
Other intangibles, net	—	513	41	—	554
Restricted cash	—	666	—	—	666
Other assets, net	(415)	240	3	431	259

Total other assets	(415)	2,048	44	431	2,108

Total assets	$2,293	$7,320	$238	$(2,275)	$7,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$—	$93	$2	$—	$95
Accounts payable	—	436	18	—	454
Payables to related parties, net	—	2,603	104	(2,707)	—
Air traffic liability	—	847	—	—	847
Accrued compensation and vacation	1	250	11	—	262
Accrued taxes	—	180	1	—	181
Other accrued expenses	1	850	22	—	873

Total current liabilities	2	5,259	158	(2,707)	2,712
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,324	1,556	27	—	2,907
Deferred gains and credits, net	—	205	—	—	205
Postretirement benefits other than pensions	—	183	4	—	187
Employee benefit liabilities and other	—	578	17	—	595

Total noncurrent liabilities and deferred credits	1,324	2,522	48	—	3,894
Stockholders’ equity
Common stock	1	—	—	—	1
Additional paid-in capital	1,501	11	48	(59)	1,501
Accumulated other comprehensive income	—	—	3	—	3
Accumulated deficit	(522)	(472)	(19)	491	(522)
Treasury stock	(13)	—	—	—	(13)

Total stockholders’ equity	967	(461)	32	432	970

Total liabilities and stockholders’ equity	$2,293	$7,320	$238	$(2,275)	$7,576

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways Group, Inc.

Consolidating Statement of Cash Flows
For the year ended December 31, 2007

	US Airways
	Group, Inc. (Parent	Subsidiary	Non-Guarantor		US Airways Group,
	Company Only)	Guarantors	Subsidiaries	Eliminations	Inc. Consolidated
	(In millions)

Cash flows from operating activities:
Net income	$427	$478	$7	$(485)	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	196	16	—	212
Gains on curtailment of pension benefit	—	—	(5)	—	(5)
Loss on dispositions of property	—	—	1	—	1
Gain on sale of investments	—	(17)	—	—	(17)
Impairment on auction rate securities	—	10	—	—	10
Utilization of acquired net operating loss carryforwards	—	7	—	—	7
Change in fair value of fuel hedging instruments, net	—	(187)	—	—	(187)
Amortization of deferred credits	—	(43)	—	—	(43)
Amortization of deferred rent	—	3	—	—	3
Amortization of debt issuance costs and guarantee fees	1	1	—	—	2
Amortization of debt discount	—	11	1	—	12
Stock-based compensation	32	—	—	—	32
Debt extinguishment costs	18	—	—	—	18
Equity in earnings of subsidiaries	(489)	4	—	485	—
Changes in operating assets and liabilities:
Increase in restricted cash	—	(1)	—	—	(1)
Decrease (increase) in accounts receivable, net	—	17	(3)	—	14
Increase in expendable spare parts and supplies, net	—	(2)	(16)	—	(18)
Decrease (increase) in prepaid expenses	—	(55)	3	—	(52)
Increase in other assets, net	(6)	(8)	—	—	(14)
Increase (decrease) in accounts payable	—	(26)	15	—	(11)
Decrease in air traffic liability	—	(22)	—	—	(22)
Increase (decrease) in payable to affiliate	5	(30)	25	—	—
Decrease in accrued compensation and vacation benefits	—	(36)	(1)	—	(37)
Decrease in accrued taxes	(6)	(22)	(1)	—	(29)
Increase (decrease) in other liabilities	(6)	152	(6)	—	140

Net cash provided by (used in) operating activities	(24)	430	36	—	442
Cash flows from investing activities:
Purchases of property and equipment	—	(486)	(37)	—	(523)
Purchases of marketable securities	—	(2,591)	—	—	(2,591)
Sales of marketable securities	—	3,203	—	—	3,203
Proceeds from sale of other investments	—	56	—	—	56
Decrease in long-term restricted cash	—	200	—	—	200
Proceeds from disposition of property and equipment	—	4	—	—	4
Increase in equipment purchase deposits	—	(80)	—	—	(80)

Net cash provided by (used in) investing activities	—	306	(37)	—	269
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(1,575)	(104)	(1)	—	(1,680)
Proceeds from issuance of debt	1,600	198	—	—	1,798
Proceeds from issuance of common stock, net	3	—	—	—	3

Net cash provided by (used in) financing activities	28	94	(1)	—	121

Net increase (decrease) in cash and cash equivalents	4	830	(2)	—	832
Cash and cash equivalents at beginning of year	2	1,110	4	—	1,116

Cash and cash equivalents at end of year	$6	$1,940	$2	$—	$1,948

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways Group, Inc.

Consolidating Statement of Cash Flows
For the year ended December 31, 2006

	US Airways				US Airways
	Group, Inc. (Parent	Subsidiary	Non-Guarantor		Group, Inc.
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In millions)

Cash flows from operating activities:
Net income (loss)	$304	$349	$(17)	$(332)	$304
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(1)	—	—	(1)
Depreciation and amortization	—	180	18	—	198
Loss (gain) on dispositions of property	—	(1)	1	—	—
Gain on forgiveness of debt	—	(90)	—	—	(90)
Utilization of acquired net operating loss carryforwards	—	85	—	—	85
Change in fair value of fuel hedging instruments, net	—	70	—	—	70
Amortization of deferred credits	—	(43)	—	—	(43)
Amortization of deferred rent	—	5	—	—	5
Amortization of debt issuance costs and guarantee fees	3	—	1	—	4
Amortization of debt discount	—	11	1	—	12
Stock-based compensation	34	—	—	—	34
Debt extinguishment costs	2	5	—	—	7
Premium paid in conversion of 7% convertible notes	17	—	—	—	17
Equity in earnings of subsidiaries	(337)	5	—	332	—
Other	—	—	(1)	—	(1)
Changes in operating assets and liabilities:
Decrease in restricted cash	—	6	—	—	6
Decrease (increase) in accounts receivable, net	—	(36)	1	—	(35)
Increase in expendable spare parts and supplies, net	—	(16)	(9)	—	(25)
Decrease (increase) in prepaid expenses	—	37	(15)	—	22
Decrease (increase) in other assets, net	(22)	5	1	—	(16)
Increase (decrease) in accounts payable	(1)	16	(17)	—	(2)
Increase in air traffic liability	—	59	—	—	59
Increase in accrued compensation and vacation benefits	1	49	6	—	56
Increase in accrued taxes	—	36	2	—	38
Decrease in other liabilities	—	(83)	(3)	—	(86)

Net cash provided by (used in) operating activities	1	648	(31)	—	618
Cash flows from investing activities:
Purchases of property and equipment	—	(222)	(10)	—	(232)
Purchases of marketable securities	—	(2,583)	—	—	(2,583)
Sales of marketable securities	—	1,785	—	—	1,785
Decrease in long-term restricted cash	—	128	—	—	128
Proceeds from dispositions of property and equipment	—	7	—	—	7
Increase in equipment purchase deposits	—	(8)	—	—	(8)

Net cash used in investing activities	—	(893)	(10)	—	(903)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(1,087)	(98)	(2)	—	(1,187)
Proceeds from issuance of debt	1,327	92	—	—	1,419
Proceeds from issuance of common stock, net	44	—	—	—	44
Increase (decrease) in payables to affiliate, net	(291)	245	46	—	—

Net cash provided by (used in) financing activities	(7)	239	44	—	276

Net increase (decrease) in cash and cash equivalents	(6)	(6)	3	—	(9)
Cash and cash equivalents at beginning of year	8	1,116	1	—	1,125

Cash and cash equivalents at end of year	$2	$1,110	$4	$—	$1,116

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways Group, Inc.

Consolidating Statement of Cash Flows
For the year ended December 31, 2005

	US Airways				US Airways
	Group, Inc. (Parent	Subsidiary	Non-Guarantor		Group, Inc.
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In millions)

Cash flows from operating activities:
Net loss	$(537)	$(533)	$(11)	$544	$(537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	202	—	—	202
Depreciation and amortization	—	87	1	—	88
Loss (gain) on dispositions of property	—	1	(1)	—	—
Non cash special charges, net	—	86	—	—	86
Change in fair value of fuel hedging instruments, net	—	(4)	—	—	(4)
Amortization of deferred credits	—	(23)	—	—	(23)
Amortization of deferred rent	—	5	—	—	5
Amortization of warrants	—	12	—	—	12
Amortization of debt issuance costs and guarantee fees	—	30	—	—	30
Amortization of debt discount	—	10	1	—	11
Amortization of investment discount and premium, net	—	9	—	—	9
Stock-based compensation	5	—	—	—	5
Debt extinguishment costs	—	2	—	—	2
Equity in earnings of subsidiaries	540	4	—	(544)	—
Other	—	(18)	—	—	(18)
Changes in operating assets and liabilities:
Decrease in restricted cash	—	120	—	—	120
Decrease in accounts receivable, net	—	55	—	—	55
Increase in expendable spare parts and supplies, net	—	(7)	(1)	—	(8)
Increase in prepaid expenses	—	(50)	(13)	—	(63)
Decrease in other assets, net	—	9	2	—	11
Decrease in accounts payable	—	(45)	—	—	(45)
Decrease in air traffic liability	—	(54)	—	—	(54)
Decrease in accrued compensation and vacation benefits	—	—	(1)	—	(1)
Decrease in accrued taxes	—	(5)	—	—	(5)
Increase in other liabilities	2	149	17	—	168

Net cash provided by (used in) operating activities	10	42	(6)	—	46
Cash flows from investing activities:
Purchases of property and equipment	—	(42)	(2)	—	(44)
Purchases of marketable securities	—	(711)	—	—	(711)
Sales of marketable securities	—	416	—	—	416
Cash acquired as part of acquisition	—	279	—	—	279
Costs incurred as part of acquisition	(21)	—	—	—	(21)
Increase in long-term restricted cash	—	(112)	—	—	(112)
Proceeds from disposition of property and equipment and sale-leaseback transactions	—	592	—	—	592

Net cash provided by (used in) investing activities	(21)	422	(2)	—	399
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(124)	(615)	(2)	—	(741)
Proceeds from issuance of debt	655	—	—	—	655
Proceeds from issuance of common stock, net	732	—	—	—	732
Acquisition of warrants	(116)	—	—	—	(116)
Increase (decrease) in payables to affiliate, net	(1,128)	1,117	11	—	—
Other	—	1	—	—	1

Net cash provided by financing activities	19	503	9	—	531

Net increase in cash and cash equivalents	8	967	1	—	976
Cash and cash equivalents at beginning of year	—	149	—	—	149

Cash and cash equivalents at end of year	$8	$1,116	$1	$—	$1,125

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

21.	Subsequent events

On February 1, 2008, US Airways entered into a loan agreement for $145 million, secured by six Bombardier CRJ-700 aircraft, three Boeing 757 aircraft and one spare engine. The loan bears interest at a rate of LIBOR plus an applicable LIBOR margin and is amortized over ten years. The proceeds of the loan were used to repay $97 million of the equipment notes previously secured by the six Bombardier CRJ-700 and three Boeing 757 aircraft.

Item 8B.	Consolidated Financial Statements and Supplementary Data of US Airways, Inc.

Management’s Annual Report on Internal Control over Financial Reporting

Management of US Airways is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. US Airways’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. US Airways’ internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of US Airways;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of US Airways are being made only in accordance with authorizations of management and directors of US Airways; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of US Airways’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of US Airways’ internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways maintained effective internal control over financial reporting as of December 31, 2007.

US Airways’ independent registered public accounting firm has issued an audit report on the effectiveness of US Airways’ internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
US Airways, Inc.:

We have audited US Airways, Inc. and its subsidiaries’ (“US Airways” or the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). US Airways’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based upon assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, US Airways maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the year ended December 31, 2007, and the three months ended December 31, 2006 for the Successor Company, and for the nine months ended September 30, 2005, and the year ended December 31, 2004 for the Predecessor Company, and our report dated February 20, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiaries (“US Airways”) as of December 31, 2007 and 2006, and the related statements of operations, stockholder’s equity (deficit) and cash flows for years ended December 31, 2007, and 2006, and the three months ended December 31, 2005 for the Successor Company, and for the nine months ended September 30, 2005 for the Predecessor Company. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, and 2006, and the three months ended December 31, 2005 for the Successor Company, and for the nine months ended September 30, 2005 for the Predecessor Company, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and 2(b) to the consolidated financial statements, on September 16, 2005, the Bankruptcy Court confirmed the Company’s Plan of Reorganization (the Plan), related to its Chapter 11 bankruptcy proceeding. The Plan became effective on September 27, 2005 and US Airways and its parent Company, US Airways Group, Inc. (US Airways Group), emerged from the Chapter 11 bankruptcy proceeding. In connection with its emergence from the Chapter 11 bankruptcy proceedings, US Airways adopted fresh-start reporting pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as of September 27, 2005. As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007 and Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006, and as discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123(R), Shared Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), US Airways’ internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Phoenix, Arizona
February 20, 2008

US Airways, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005

				Predecessor
	Successor Company			Company
			Three Months	Nine Months
			Ended	Ended
			December 31,	September 30,
	2007	2006	2005	2005
	(In millions)

Operating revenues:
Mainline passenger	$8,135	$7,966	$1,757	$3,738
Express passenger	2,698	2,744	587	1,178
Cargo	138	153	33	71
Other	842	829	212	465

Total operating revenues	11,813	11,692	2,589	5,452
Operating expenses:
Aircraft fuel and related taxes	2,630	2,518	603	1,111
Loss (gain) on fuel hedging instruments, net	(245)	79	50	—
Salaries and related costs	2,302	2,090	505	1,073
Express expenses	2,727	2,670	641	1,372
Aircraft rent	727	732	184	293
Aircraft maintenance	635	582	152	253
Other rent and landing fees	536	568	144	319
Selling expenses	453	446	103	258
Special items, net	99	38	36	—
Depreciation and amortization	198	184	52	152
Other	1,227	1,228	302	763

Total operating expenses	11,289	11,135	2,772	5,594

Operating income (loss)	524	557	(183)	(142)
Nonoperating income (expense):
Interest income	172	153	22	15
Interest expense, net	(229)	(268)	(90)	(222)
Reorganization items, net	—	—	—	636
Other, net	18	4	(5)	(9)

Total nonoperating income (expense), net	(39)	(111)	(73)	420

Income (loss) before income taxes and cumulative effect of change in accounting principle	485	446	(256)	278
Income tax provision (benefit)	7	98	—	(2)

Income (loss) before cumulative effect of change in accounting principle	478	348	(256)	280
Cumulative effect of change in accounting principle	—	1	—	—

Net income (loss)	$478	$349	$(256)	$280

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(In millions, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$1,940	$1,111
Investments in marketable securities	226	1,249
Restricted cash	2	1
Accounts receivable, net	366	383
Materials and supplies, net	197	187
Prepaid expenses and other	524	351

Total current assets	3,255	3,282
Property and equipment
Flight equipment	2,295	1,965
Ground property and equipment	681	579
Less accumulated depreciation and amortization	(729)	(567)

	2,247	1,977
Equipment purchase deposits	128	48

Total property and equipment	2,375	2,025
Other assets
Goodwill	622	629
Other intangibles, net	514	513
Restricted cash	466	666
Investments in marketable securities	353	—
Other assets, net	202	236

Total other assets	2,157	2,044

Total assets	$7,787	$7,351

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$101	$95
Accounts payable	333	436
Payables to related parties, net	1,067	2,604
Air traffic liability	832	847
Accrued compensation and vacation	214	250
Accrued taxes	158	180
Other accrued expenses	841	851

Total current liabilities	3,546	5,263
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,373	1,583
Deferred gains and credits, net	168	205
Postretirement benefits other than pensions	137	183
Employee benefit liabilities and other	713	578

Total noncurrent liabilities and deferred credits	2,391	2,549
Commitments and contingencies (Note 8)	—	—
Stockholder’s equity
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,845	11
Accumulated other comprehensive loss	(1)	—
Retained earnings (deficit)	6	(472)

Total stockholder’s equity (deficit)	1,850	(461)

Total liabilities and stockholder’s equity (deficit)	$7,787	$7,351

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

				Predecessor
	Successor Company			Company
			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2007	2006	2005	2005
	(In millions)

Cash flows from operating activities:
Net income (loss)	$478	$349	$(256)	$280
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities before reorganization items, net:
Fresh-start adjustments	—	—	—	(697)
Cumulative effect of change in accounting principle	—	(1)	—	—
Depreciation and amortization	198	183	53	158
Gains on curtailment of pension and postretirement benefits	—	—	—	(255)
Loss (gain) on dispositions of property	—	(1)	1	(2)
Gain on forgiveness of debt	—	(90)	—	—
Gain on sale of investments	(17)	—	—	—
Impairment on auction rate securities	10	—	—	—
Utilization of acquired net operating loss carryforwards	7	85	—	—
Change in the fair value of fuel hedging instruments, net	(187)	70	69	—
Amortization of deferred credits	(43)	(43)	(16)	(66)
Amortization of deferred rent	3	5	1	—
Amortization of warrants	—	—	8	—
Amortization of debt issuance costs and guarantee fees	1	1	10	—
Amortization of debt discount	12	12	14	—
Stock-based compensation	—	—	—	10
Debt extinguishment costs	—	5	2	—
Other	—	—	(34)	(8)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	(1)	6	79	12
Decrease (increase) in accounts receivables, net	17	(36)	72	(42)
Decrease (increase) in expendable spare parts and supplies, net	(2)	(16)	5	(8)
Decrease (increase) in prepaid expenses	(55)	37	(30)	(24)
Decrease (increase) in other assets, net	(8)	5	19	7
Increase (decrease) in accounts payable	(26)	16	(46)	41
Increase (decrease) in air traffic liability	(22)	59	(123)	175
Decrease in payable to affiliate	(28)	—	—	—
Increase (decrease) in accrued compensation and vacation benefits	(36)	49	11	30
Increase (decrease) in accrued taxes	(22)	36	(27)	56
Increase (decrease) in other liabilities	151	(82)	17	(30)

Net cash provided by (used in) operating activities before reorganization items	430	649	(171)	(363)
Reorganization items, net	—	—	(33)	(92)

Net cash provided by (used in) operating activities	430	649	(204)	(455)

Cash flows from investing activities:
Purchases of property and equipment	(486)	(222)	(5)	(136)
Purchases of marketable securities	(2,591)	(2,583)	(395)	—
Sales of marketable securities	3,203	1,785	112	—
Proceeds from sale of other investments	56	—	—	—
Decrease (increase) in long-term restricted cash	200	128	(89)	(81)
Proceeds from sales of property and equipment and sale-leaseback transactions	4	7	539	211
Increase in equipment purchase deposits	(80)	(8)	—	—

Net cash provided by (used in) investing activities	306	(893)	162	(6)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(105)	(100)	(436)	(215)
Proceeds from issuance of debt	198	92	—	140
Proceeds from issuance of debtor-in-possession financings	—	—	—	125
Increase in payables to affiliates, net	—	247	607	53

Net cash provided by financing activities	93	239	171	103

Net increase (decrease) in cash and cash equivalents	829	(5)	129	(358)
Cash and cash equivalents at beginning of period	1,111	1,116	987	734

Cash and cash equivalents at end of period	$1,940	$1,111	$1,116	$376

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)
For the Years Ended December 31, 2007, 2006 and 2005

		Additional			Accumulated Other
	Common	Paid-in	Accumulated	Deferred	Comprehensive
	Stock	Capital	Deficit	Compensation	Income (Loss)	Total
	(In millions)

Predecessor Company:
Balance at December 31, 2004	$—	$349	$(738)	$(14)	$(98)	$(501)
Amortization of deferred compensation	—	—	—	10	—	10
Unrealized loss on fuel cash flow hedges, net	—	—	—	—	(17)	(17)
Minimum pension liability change	—	—	—	—	29	29
Net income	—	—	280	—	—	280
Fresh-start adjustments:
Adjustments to stockholder’s deficit in connection with fresh-start	—	(348)	444	4	86	186

Successor Company:
Balance at September 30, 2005	—	1	(14)	—	—	(13)
Contribution of ownership in America West Holdings to US Airways by US Airways Group	—	10	(551)	—	—	(541)
Net loss	—	—	(256)	—	—	(256)

Balance at December 31, 2005	—	11	(821)	—	—	(810)
Net income	—	—	349	—	—	349

Balance at December 31, 2006	—	11	(472)	—	—	(461)
Forgiveness of intercompany payable to US Airways Group	—	1,834	—	—	—	1,834
Unrealized loss on available for sale securities, net	—	—	—	—	(48)	(48)
Actuarial gain associated with pension and other postretirement benefits	—	—	—	—	47	47
Net income	—	—	478	—	—	478

Balance at December 31, 2007	$—	$1,845	$6	$—	$(1)	$1,850

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Notes to Consolidated Financial Statements

1.	Basis of presentation and summary of significant accounting policies

(a)	Nature of Operations and Operating Environment

US Airways, Inc. (“US Airways”), a Delaware corporation, is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont Airlines, Inc., PSA Airlines, Inc. and Material Services Company, Inc. (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”), the parent company of America West Airlines, Inc. (“AWA”), pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005. While the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings was treated as the accounting acquirer.

On September 26, 2007, as part of the integration efforts following the merger of US Airways Group and America West Holdings in September 2005, AWA surrendered its Federal Aviation Administration (“FAA”) operating certificate. As a result, all future mainline airline operations are being conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed 100% of its equity interest in America West Holdings to US Airways. As a result, America West Holdings and its wholly owned subsidiary AWA are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways. This transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost. Effective January 1, 2008, both America West Holdings and AWA converted from Delaware corporations to Delaware limited liability corporations.

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

Most of US Airways’ operations are in competitive markets. Competitors include other air carriers along with other modes of transportation. US Airways enplaned approximately 58 million passengers in 2007. As of December 31, 2007, US Airways operated 356 jet aircraft. During 2007, US Airways, along with US Airways Express, provided regularly scheduled service or seasonal service at 256 airports in the continental United States, Hawaii, Alaska, Canada, the Caribbean, Latin America and Europe.

As of December 31, 2007, US Airways employed approximately 34,400 active full-time equivalent employees. Approximately 85% of US Airways’ employees are covered by collective bargaining agreements with various labor unions. US Airways pilots, flight attendants, and ground and maintenance employees are currently working under the terms of their respective US Airways or AWA collective bargaining agreements, including, in some cases, transition agreements reached in connection with the merger. In 2007, US Airways reached final single labor

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

agreements covering the flight crew training instructors and the flight simulator engineers, each represented by the Transport Workers Union (“TWU”).

(b)	Basis of Presentation

The transfer of assets between US Airways and AWA described above constitutes a transfer of assets between entities under common control and was accounted for in a manner similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the contribution of shares. The accompanying consolidated financial statements in this annual report on Form 10-K are presented as though the transfer had occurred at the time of US Airways emergence from bankruptcy. Therefore, the Successor Company consolidated statement of operations, cash flows, and stockholder’s equity for US Airways for the three month period ended December 31, 2005 in this report is comprised of the results of US Airways and America West Holdings. The Predecessor Company statement of operations, cash flows, and stockholder’s equity for US Airways for the nine month period ended September 30, 2005 remains unchanged.

The accompanying consolidated financial statements include the accounts of US Airways and its wholly owned subsidiaries. US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. In the accompanying consolidated statements of cash flows, these intercompany transactions are designated as payable to affiliate and are classified as financing activities as US Airways Group has no plans to settle these transactions in the near term. All significant intercompany accounts and transactions between US Airways and US Airways’ subsidiaries have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets and the frequent traveler program.

(c)	Cash Equivalents

Cash equivalents consist primarily of cash in money market securities of various banks, highly liquid debt instruments, commercial paper and asset-backed securities of various financial institutions and securities backed by the U.S. government. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities.

(d)	Investments in Marketable Securities

All other highly liquid investments with original maturities greater than three months but less than one year are classified as current investments in marketable securities. Investments in marketable securities classified as noncurrent assets on US Airways’ balance sheet represent investments expected to be converted to cash after 12 months. Debt securities, other than auction rate securities, are classified as held to maturity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Held to maturity investments are carried at amortized cost. Investments in auction rate securities are classified as available for sale. See Note 4(c) for more information on US Airways’ investments in marketable securities.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(e)	Restricted Cash

Restricted cash includes deposits in trust accounts primarily to fund certain taxes and fees and collateralize letters of credit and workers’ compensation claims, deposits securing certain letters of credit and surety bonds and deposits held by institutions that process credit card sales transactions. Restricted cash is stated at cost, which approximates fair value.

(f)	Materials and Supplies, Net

Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts. These items are generally charged to expense when issued for use.

(g)	Property and Equipment

Property and equipment are recorded at cost. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2007, 2006, the three months ended December 31, 2005 and nine months ended September 30, 2005 was $4 million, $2 million, $1 million and $1 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

Effective with the emergence from bankruptcy and the merger with America West Holdings, US Airways conformed its estimated useful lives to those of America West Holdings. The estimated useful lives range from three to 12 years for owned property and equipment and from 18 to 30 years for training equipment and buildings. The estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter, on a straight-line basis. For periods prior to September 30, 2005, the estimated useful lives for owned property and equipment ranged from five to ten years, the estimated useful lives for training equipment and buildings ranged from ten to 30 years and the estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts ranged from five to 30 years.

US Airways records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. US Airways recorded no impairment charges in the years ended December 31, 2007, 2006 and 2005.

(h)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(i)	Goodwill and Other Intangibles, Net

At December 31, 2007, goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. Since that time, there have been no events or changes that would indicate an impairment to goodwill. US Airways performs its annual impairment test on October 1, unless events or changes indicate a potential impairment in the carrying value. The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. US Airways tested its goodwill for impairment during the fourth quarter of 2007, at which time it concluded that fair value of the reporting units was in excess of the carrying value. US Airways assessed the fair value of the reporting units considering both the income approach and market approach. Under the market approach, the fair value of the reporting units is based on quoted market prices for US Airways Group common stock and the number of shares outstanding of US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows.

Other intangible assets consist primarily of trademarks, international route authorities and airport take-off and landing slots and airport gates. As of each of December 31, 2007 and 2006, US Airways had $55 million of international route authorities on its balance sheets. The carrying value of the trademarks was $30 million as of December 31, 2007 and 2006. International route authorities and trademarks are classified as indefinite lived assets under SFAS 142. Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. International route authorities and trademarks were tested for impairment during the fourth quarter of 2007, at which time US Airways concluded that no impairment exists. US Airways will perform its next annual impairment test on October 1, 2008.

SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144. The following table provides information relating to US Airways’ intangible assets subject to amortization as of December 31, 2007 and 2006 (in millions):

	2007	2006

Airport take-off and landing slots	$435	$411
Airport gate leasehold rights	52	52
Accumulated amortization	(58)	(35)

Total	$429	$428

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the statements of operations. For the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the nine months ended September 30, 2005, US Airways recorded amortization expense of $23 million, $27 million, $8 million, and $19 million, respectively, related to its intangible assets. US Airways expects to record annual amortization expense of $24 million in 2008, $24 million in year 2009, $23 million in year 2010, $21 million in year 2011, and $19 million in year 2012 related to these intangible assets.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(j)	Other Assets, Net

Other assets, net consists of the following as of December 31, 2007 and 2006 (in millions):

	2007	2006

Deposits	$46	$49
Debt issuance costs, net	7	4
Long term investments	12	38
Deferred rent	48	50
Aircraft leasehold interest, net	89	95

Total other assets, net	$202	$236

In connection with fresh-start reporting for US Airways, aircraft operating leases were adjusted to fair value and $101 million of assets were established for leasehold interests in aircraft for aircraft leases with rental rates deemed to be below market rates. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods, which range from one month to 17 years.

(k)	Frequent Traveler Program

Members of the Dividend Miles program, the US Airways frequent traveler program, can redeem miles on US Airways or other members of the Star Alliance. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. As of December 31, 2007, Dividend Miles members had accumulated mileage credits for approximately 3.1 million awards. The liability for the future travel awards accrued on US Airways’ balance sheets within other accrued liabilities was $161 million and $201 million as of December 31, 2007 and 2006, respectively.

US Airways sells mileage credits to participating airline and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2007 and 2006, US Airways had $241 million and $220 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued liabilities on its balance sheets.

(l)	Derivative Instruments

US Airways utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. US Airways currently utilizes heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments consist of costless collars. As of December 31, 2007, US Airways has entered into costless collars to hedge approximately 22% of its 2008 projected mainline and Express jet fuel requirements. US Airways does not purchase or hold any derivative financial instruments for trading purposes.

The weighted average collar range of the fuel hedges outstanding as of December 31, 2007 are as follows:

	Put Option	Call Option

Heating oil ($/gallon)	$2.05	$2.25
Estimated Crude Oil Equivalent ($/barrel)	$72.04	$80.44

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) requires that all derivatives be marked to market (fair value) and recorded on the balance sheet. Derivatives that are not hedges must be adjusted to fair value through income.

As of December 31, 2007 and 2006, US Airways had open fuel hedge positions in place, which do not currently qualify for hedge accounting under SFAS 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheets at fair value and any changes in fair value are recorded as gains on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change. During 2007, 2006 and the three months ended December 31, 2005, US Airways recognized a net gain of $245 million, a net loss of $79 million and a net loss of $50 million, respectively, related to hedging activities. The fair value of US Airways’ financial derivative instruments at December 31, 2007 and 2006 was a net asset of approximately $121 million and a net liability of $66 million, respectively. Since US Airways’ financial derivative instruments are not traded on a market exchange, the fair values are determined by the use of valuation models with assumptions about commodity prices based on those observed in the underlying markets.

Due to the application of fresh-start reporting, US Airways recognized a one-time gain of $6 million related to unrecognized fuel hedge gains included in reorganization items, net for the nine months ended September 30, 2005.

(m)	Deferred Gains and Credits, Net

In connection with fresh-start reporting and purchase accounting, US Airways’ aircraft operating leases were adjusted to fair value and deferred credits of $190 million were established in the accompanying balance sheets representing the net present value of the difference between the stated lease rates and the fair market rates. These deferred credits will be decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2007 and 2006, the unamortized balance of the deferred credits was $110 million and $141 million, respectively.

Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credits will be decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2007 and 2006, the unamortized balance of the deferred credits was $24 million and $30 million, respectively.

US Airways has deferred the gain related to certain Sabre Inc. (“Sabre”) options exercised in 1999 and 2007. The gain will be amortized over the contract period as a reduction to other operating expenses. At December 31, 2007 and 2006, the unamortized balance of the deferred credit, was $34 million and $31 million, respectively. See Note 4(a) for more information related to the Sabre options.

(n)	Revenue Recognition

Passenger revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially recorded as air traffic liability on the balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The majority of tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date may be reused for another flight, up to a year from the date of sale, or refunded, if the ticket is refundable, after taking into account any cancellation penalties or change fees. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of US Airways’ historical data. US Airways and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of US Airways’ estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

US Airways purchases capacity, or ASMs, generated by US Airways Group’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corp. (“Air Wisconsin”), Republic Airways Holdings (“Republic”), Mesa Airlines, Inc. (“Mesa”) and Chautauqua Airlines, Inc. (“Chautauqua”) in certain markets. Air Wisconsin, Republic, Mesa and Chautauqua operate regional jet aircraft in these markets as part of US Airways Express. US Airways classifies revenues related to capacity purchase arrangements as Express passenger revenues. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways’ air traffic liability and are subsequently relieved in the same manner as described above.

Most of US Airways’ receivables relate to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

US Airways collects various excise taxes on its ticket sales, which are accounted for on a net basis.

Cargo Revenue

Cargo revenue is recognized when shipping services for mail and other cargo are provided.

Other Revenue

Other revenue includes excess baggage charges, ticket change and service fees, commissions earned on tickets sold for flights on other airlines, sales of tour packages by the US Airways Vacations division and the marketing component earned from selling mileage credits to partners, as discussed in Note 1(k), “Frequent Traveler Program.”

(o)	Stock-based Compensation

Upon emergence from the first bankruptcy in March 2003, the Predecessor Company adopted the fair value method of recording stock-based employee compensation contained in SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and accounted for this change in accounting principle using the “prospective method” as described by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). Accordingly, the fair values of all Predecessor Company stock option and warrant grants, as determined on the date of the grant, were amortized as compensation expense in the statements of operations over the vesting period. All stock options and warrants were canceled upon emergence from the second bankruptcy.

Effective with the emergence from bankruptcy and merger with America West Holdings, US Airways applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, US Airways adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Had US Airways determined compensation cost based on the fair value at the grant date for its stock options, stock appreciation rights and restricted stock units under SFAS 123 for the three months ended December 31, 2005, US Airways’ net loss would have been adjusted as indicated below (in millions):

Three Months
Ended
December 31,
2005

Net loss, as reported	$(256)
Add: Stock-based compensation included in reported net loss	4
Deduct: Stock-based compensation determined under the fair value based method	(3)

Pro forma net loss	$(255)

(p)	Maintenance and Repair Costs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

(q)	Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2007, 2006, the three months ended December 31, 2005 and nine months ended September 30, 2005 were $16 million, $16 million, $2 million and $14 million, respectively.

(r)	Express Expenses

Expenses associated with US Airways’ former MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the consolidated statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic was complete, and Republic assumed the operations of the aircraft as a US Airways affiliate Express carrier. Express expenses on the consolidated statements of operations consist of the following (in millions):

	Successor Company			Predecessor Company
	Year Ended	Year Ended	Three Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	September 30,
	2007	2006	2005	2005

Aircraft fuel and related taxes	$765	$764	$193	$328
Salaries and related costs	20	36	15	55
Capacity purchases	1,599	1,551	351	740
Other rent and landing fees	93	97	25	73
Aircraft rent	—	9	10	21
Selling expenses	157	148	32	66
Aircraft maintenance	—	2	3	9
Depreciation and amortization	—	—	—	7
Other expenses	93	63	12	73

Express expenses	$2,727	$2,670	$641	$1,372

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(s)	Variable Interest Entities

US Airways determined that certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”). US Airways has determined that it is not the primary beneficiary of any of these variable interest entities and, accordingly, does not consolidate any of the entities with which it has jet service agreements. See Note 8(d) for further discussion.

(t)	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. US Airways adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the US Airways’ consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Management is currently evaluating the requirements of SFAS No. 157, but does not expect it to have a material impact on US Airways’ 2008 consolidated financial statements.

Effective December 31, 2006, US Airways adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans). The impact on US Airways’ consolidated financial statements of adopting the recognition provisions of SFAS No. 158 was not material. US Airways recognized a nominal amount of prior changes in the funded status of its postretirement benefit plans through accumulated other comprehensive income. The adoption of the recognition provisions of SFAS No. 158 had no effect on US Airways’ statement of operations for the year ended December 31, 2006 or for any prior period presented.

SFAS No. 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. US Airways currently uses a measurement date of September 30 for its other postretirement benefits. The measurement provisions of this statement are required to be adopted no later than fiscal years beginning after December 15, 2008. US Airways will adopt the measurement provisions of this statement in 2008. The impact on US Airways’ consolidated financial statements of adoption of the measurement provisions will not be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. US Airways adopted

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

SFAS No. 159 on January 1, 2008, but has not yet elected the fair value option for any items permitted under SFAS No. 159.

2.	Emergence from bankruptcy

(a)	Emergence and Claims Resolution

On September 16, 2005, the Bankruptcy Court entered an order approving and confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (the “Plan of Reorganization”). The Plan of Reorganization provides for a reorganization of each of the five Debtors. In accordance with the Plan of Reorganization, US Airways Group entered into a merger transaction with America West Holdings.

Initially, the equity of the new US Airways Group was allocated to three categories of holders. First, existing shares of America West Holdings were converted into shares of common stock of US Airways Group. Second, the new equity investors received shares for their initial investments and the exercise of their options. Third, unsecured creditors of the Debtors have received or will receive distributions totaling 8.2 million shares of the new common stock of US Airways Group in satisfaction of allowed unsecured claims, including shares issued to the Pension Benefit Guaranty Corporation (“PBGC”) and the Air Line Pilots Association (“ALPA”).

The Plan of Reorganization classified claims into classes according to their relative seniority and other criteria and provides for the treatment for each class of claims. Pursuant to the bankruptcy process, the Debtors’ claims agent received approximately 4,600 timely-filed proofs of claims as of the general bar date totaling approximately $26.4 billion in the aggregate, and approximately 530 proofs of claims timely-filed by governmental entities totaling approximately $13.6 billion in the aggregate. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. As of December 31, 2007, there are $267 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the Plan of Reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.

PBGC Claim — On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Security Act of 1974, as amended (“ERISA”), of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (“AFA Plan”), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (the “IAM Plan”), and the Retirement Plan for Certain Employees of US Airways, Inc. (the “CE Plan”), as well as approval of each plan’s termination. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of $1.76 billion, as of the plans’ termination dates in January 2005. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, which was the date agreed to by the PBGC and US Airways. The CE Plan was terminated effective January 17, 2005, which was the date agreed to by the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans. As a result of these terminations, the PBGC filed claims against US Airways for the unfunded portion of each of the plans. Under the Plan of Reorganization, the PBGC received, as treatment for its claims: (i) cash in the amount of $13.5 million; (ii) an unsecured promissory note in the principal amount of $10 million issued by US Airways and guaranteed by US Airways Group, bearing interest at a rate of 6.00% per annum payable annually in arrears, with such promissory note to be payable in a single installment on the seventh anniversary of the effective date of the Plan of

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reorganization; and (iii) 70%, or 4,873,485 shares, of the common stock of US Airways Group issued to the unsecured creditors, net of shares allocated to ALPA.

Agreements with ALPA — On September 14, 2005, US Airways Group, US Airways, America West Holdings and AWA reached agreement with the two ALPA-represented pilot groups at the separate airlines on a comprehensive agreement (the “Transition Agreement”) that governs many merger related aspects of the parties’ relationships until there is a single collective bargaining agreement covering all pilots. US Airways Group and US Airways had entered into a separate letter of agreement that provided that US Airways’ pilots designated by ALPA would receive 1.25 million shares of US Airways Group common stock and options to purchase 1.1 million shares of US Airways Group common stock. The 1.25 million shares were drawn from the 8.2 million shares initially allocated to unsecured creditors in the Plan of Reorganization and were issued to the pilots in accordance with the instructions provided by ALPA during the fourth quarter of 2005. The options have been issued according to the following schedule: the first tranche of 500,000 options was issued on January 31, 2006, a second tranche of 300,000 options was issued on January 31, 2007, and the third tranche of 300,000 options was issued on January 31, 2008. The options have a term of five years from date of issuance. The exercise price for each tranche of options is the average of the closing price per share of US Airways Group common stock as reflected on the New York Stock Exchange for the 20 business day period prior to the applicable option issuance date. The letter of agreement also includes provisions restricting transfer of the options and governing anti-dilution. In connection with the negotiation of the Transition Agreement and the letter of agreement, US Airways also agreed with ALPA to eliminate an existing 1% pay reduction that would have otherwise applied to all pilots as a result of a lump sum payment due to pilots recalled from furlough and further agreed to pay $500,000 to resolve an outstanding grievance over pay credits for pilots assigned by US Airways to travel to and from certain duty assignments.

(b)	Fresh-start Reporting and Purchase Accounting

In connection with its emergence from bankruptcy on September 27, 2005, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, US Airways valued its assets and liabilities at fair value. In addition, as a result of the merger which is accounted for as a reverse acquisition under SFAS No. 141, “Business Combinations,” (“SFAS 141”) with America West Holdings as the accounting acquirer, US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries including US Airways. The purchase price or value of the merger consideration was determined based upon America West Holdings’ traded market price per share due to the fact that US Airways Group was operating under bankruptcy protection prior to the merger. The outstanding shares of America West Holdings at September 27, 2005 were valued at $4.82 per share, resulting in an aggregate value assigned to the shares of $175 million. The $4.82 per share value was based on the five-day average share price of America West Holdings common stock, with May 19, 2005, the merger announcement date, as the midpoint. Certain unsecured creditors of US Airways Group have been or will be issued an aggregate of approximately 8.2 million shares of US Airways Group common stock in settlement of their claims, including stock issued to the PBGC and ALPA. The fair value of that common stock valued at an equivalent price based on the $4.82 value of the America West Holdings stock is $96 million, which was determined to be the reorganization value of US Airways Group. America West Holdings incurred $21 million of direct acquisition costs in connection with the merger. The following table summarizes the components of the purchase price (in millions):

Fair value of common shares issued to US Airways Group’s unsecured creditors	$96
Estimated merger costs	21

Total purchase price	$117

US Airways’ equity value of $1 million was determined based on an allocation of the purchase price to each of US Airways Group’s subsidiaries’ fair values of assets and liabilities. The remaining equity of $116 million was assigned to US Airways Group and its other subsidiaries. In connection with US Airways’ emergence from

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

bankruptcy, significant prepetition liabilities were discharged. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value. Liabilities assumed reflects the discharge of $1.24 billion of liabilities for postretirement benefits, $868 million of liabilities related to the termination of US Airways’ defined benefit pension plans and $75 million of liabilities related to trade accounts payable and other liabilities. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the Plan of Reorganization. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value. US Airways used an outside appraisal firm to assist in determining the fair value of long-lived tangible and identifiable intangible assets. Significant assets and liabilities adjusted to fair market value include expendable spare parts and supplies, property and equipment, airport take-off and landing slots, aircraft leases, deferred revenue and continuing debt obligations. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of US Airways. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

The excess of the reorganization value over tangible assets and identifiable intangible assets and liabilities has been reflected as goodwill on the balance sheet of December 31, 2005. The net assets acquired and liabilities assumed in connection with the merger and initial allocation of purchase price to US Airways are as follows (in millions):

Current assets	$922
Property and equipment	2,271
Other intangible assets	548
Other assets	778
Goodwill	732
Liabilities assumed	(5,250)

$1

As a result of the adoption of fresh-start reporting, US Airways’ post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity. US Airways also recorded certain purchase accounting adjustments specifically related to the merger with America West Holdings. The purchase accounting adjustments include those made to conform the accounting policies of US Airways to those of America West Holdings, including an adjustment to reduce the air traffic liability by $124 million to conform its accounting policies for recognizing revenue from forfeited tickets, and an increase to noncurrent employee benefit liabilities and other of $16 million to conform to America West Holdings’ policy of not discounting its workers compensation liability. Adjustments to conform accounting policies were recorded as direct adjustments to goodwill. In connection with the merger, primarily due to the relocation of the corporate headquarters from Arlington, Virginia to Tempe, Arizona, US Airways accrued in purchase accounting $24 million of severance and benefits related to planned reductions in force for its non-union employees. US Airways Group incurred additional severance and benefits for reductions in force related to the merger; however, due to requirements for continued service during the integration period, these severance and benefits were not recorded as an adjustment to the purchase price allocation but were expensed. See Note 3 for discussion of amounts expensed for severance and benefits in the fourth quarter of 2005 and during 2006.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Adjustments made in the year ended December 31, 2007 and 2006 to previously recorded fair values are as follows (in millions):

Goodwill reported as of September 30, 2005	$732
Utilization of pre-merger NOL	(85)
Materials and supplies, net	32
Accounts receivable	(22)
Other assets	(22)
Noncurrent employee benefits and other	12
Related party payables	(9)
Property and equipment	6
Long-term debt	(6)
Accrued compensation and vacation	(4)
Other accrued expenses	(3)
Accrued taxes	(2)
Accounts payable	(1)
Other intangibles, net	1

Goodwill reported as of December 31, 2006	629

Utilization of pre-merger NOL	7

Goodwill reported as of December 31, 2007	$622

The 2007 adjustment to goodwill is related to the utilization of pre-merger NOL generated by US Airways prior to the merger. In accordance with SFAS No. 109, the associated decrease in the valuation allowance reduced goodwill. Adjustments in 2006 resulted as further refinement of information became available on assets and liabilities that existed as of the acquisition date. In accordance with SFAS 141, the allocation of equity values is subject to adjustment for up to one year after the date of acquisition when additional information on asset and liability valuations becomes available. Significant adjustments included an adjustment for the utilization of pre-merger NOL generated by US Airways prior to the merger; an adjustment to accounts receivable to reflect credits due from Republic related to pre-merger aircraft lease assumptions; adjustments to materials and supplies for the refinement of fair market value information available at the time of the acquisition; adjustments to other assets for the application of pre-merger airport operating expense and rent credits and a fair market value adjustment to an investment; and adjustments to other accrued expenses to refine estimates for remaining pending bankruptcy claim matters.

(c)	Reorganization Items, Net

SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as reorganization items,

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

net in the statements of operations. Reorganization items, net as shown on the statements of operations related to the Chapter 11 proceedings consist of the following (in millions):

Predecessor
Company
Nine Months Ended
September 30,
2005

Curtailment of postretirement benefits(a)	$1,420
Termination of pension plans(b)	801
Discharge of liabilities(c)	75
Aircraft order cancellation penalties and reversals(d)	30
Interest income on accumulated cash	7
Damage and deficiency claims(e)	2
Revaluation of assets and liabilities(f)	(1,498)
Severance including benefits(g)	(96)
Professional fees	(57)
Airbus equipment deposits and credits, net(h)	(35)
Restructured aircraft financings(i)	(5)
Write-off of deferred compensation	(4)
Other	(4)

$636

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the IAM and TWU, to begin the significant curtailment of postretirement medical benefits. US Airways recognized a gain of $183 million in connection with this curtailment in the first quarter of 2005. Upon the emergence from bankruptcy and effectiveness of the Plan of Reorganization, an additional gain of $1.24 billion was recognized as the liability associated with the postretirement medical benefits was reduced to fair market value. See also Note 6(a).

(b)	Also in January 2005, US Airways terminated three defined benefit plans related to the flight attendants, mechanics and certain other employees (see Note 6(a)). The PBGC was appointed trustee of the plans upon termination. US Airways recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations in the first quarter of 2005. Upon the effective date of the Plan of Reorganization and in connection with the settlement with the PBGC, the remaining liabilities associated with these plans were written off, net of settlement amounts.

(c)	Reflects the discharge of trade accounts payable and other liabilities upon emergence from bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the plan of reorganization in each of the bankruptcies. A portion of the liabilities subject to compromise in the bankruptcies were restructured and continued, as restructured, to be liabilities of the Successor Company.

(d)	As a result of US Airways’ bankruptcy filing in September 2004, US Airways was not able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $3 million until delivery of these aircraft was made to a US Airways Express affiliate in August 2005. Offsetting these penalties is the reversal of $33 million in penalties recorded by US Airways in the nine months ended December 31, 2003 due to its intention not to take delivery of certain aircraft scheduled for future delivery. In connection with the Airbus Memorandum of Understanding (“MOU”), the accrual for these penalties was reversed (see also Note 3).

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(e)	Damage and deficiency claims are largely a result of US Airways’ election to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings. As a result of the confirmation of the Plan of Reorganization and the effectiveness of the merger, these claims were withdrawn and the accruals reversed.

(f)	As of September 30, 2005, US Airways recorded $1.5 billion of adjustments to reflect assets and liabilities at fair value, including an initial net write-down of goodwill of $1.82 billion. Goodwill of $584 million was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets. Subsequent to September 30, 2005, US Airways reduced goodwill by $103 million to reflect adjustments to the fair value of certain assets and liabilities. See Note 2(b) for a description of changes in goodwill subsequent to September 30, 2005.

(g)	In connection with filing for bankruptcy on September 12, 2004, US Airways achieved cost-savings agreements with its principal collective bargaining groups. In connection with the new labor agreements, approximately 5,000 employees across several of US Airways’ labor groups were involuntarily terminated or participated in voluntary furlough and termination programs.

(h)	In connection with the Airbus Memorandum of Understanding (the “Airbus MOU”) executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and AWA, US Airways was required to pay a restructuring fee of $39 million, which was paid by means of offset against existing equipment deposits held by Airbus. US Airways also received credits from Airbus totaling $4 million in 2005, primarily related to equipment deposits. See also Note 3.

(i)	The GE Merger MOU provided for the continued use of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates and the return of certain other leased Airbus and Boeing aircraft. The GE Merger MOU also provided for the sale-leaseback of assets securing various GE obligations. In connection with these transactions, US Airways recorded a net loss of $5 million.

3.	Special items, net

Special items, net as shown on the consolidated statements of operations include the following charges (credits) (in millions):

	Successor Company
	Years Ended				3 Months Ended
	December 31,				December 31,
	2007		2006		2005

Airbus restructuring	$—		$(90	)(a)	$—
Merger related transition expenses	99	(b)	131	(b)	28	(b)
Power by the hour program penalties	—		—		7	(c)
Severance due to change in control	—		—		1	(d)
Settlement of bankruptcy claims	—		(3	)(e)	—

Total	$99		$38		$36

(a)	In connection with the merger and the Airbus MOU, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million respectively. In 2005, AWA’s restructuring fee of $50 million has been classified as a special charge, along with $7 million in associated capitalized interest. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with aggregate commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, in 2006, US Airways recognized a

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(b)	In 2007, in connection with the continuing effort to consolidate functions and integrate organizations, procedures, and operations with AWA, US Airways incurred $99 million of transition and merger integration costs. These items included $13 million of training and related expenses; $19 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $20 million of aircraft livery costs; $37 million in professional and technical fees related to the integration of airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $5 million of other expenses.

In 2006, US Airways incurred $131 million of transition and merger integration costs. These items included $6 million of training and related costs; $41 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger to retain key employees through the integration period; $17 million of aircraft livery costs; $38 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of airline operations systems; $7 million of employee moving expenses; $11 million of net costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $2 million in merger related aircraft lease return expenses and $9 million of other expenses.

In 2005, US Airways incurred $28 million of transition and merger integration costs in the fourth quarter of 2005. These items included $8 million in compensation expenses primarily for severance and special stock awards granted under a program designed to retain key employees through the integration period; $1 million of aircraft livery costs; $3 million in professional and technical fees; $11 million in insurance premiums related to policies for former officers and directors; $2 million of sales and marketing program expenses related to notifying frequent traveler program members about the merger; $1 million of programming service expense and $2 million in other expenses.

Severance charges and payment activity related to the merger are as follows (in millions):

	Year Ended
	December 31,
	2006	2005

Balance beginning of year	$9	$—
Amount recorded by US Airways in purchase accounting	—	24
Severance expense	14	2
Payments	(23)	(17)

Balance end of year	$—	$9

(c)	In 2005, in connection with the return of certain leased aircraft, AWA incurred expenses of $7 million related to penalties incurred under an outsourced maintenance arrangement.

(d)	In 2005, AWA recorded severance expense totaling approximately $1 million for terminated employees resulting from the merger.

(e)	In 2006, US Airways recognized $3 million in gains in connection with the settlement of bankruptcy claims.

4.	Financial instruments

(a)	General

On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (“SHC Stock Options”) to acquire up to 6,000,000 shares of Class A Common Stock, $0.01 par value, of Sabre Holdings Corporation (“SHC Common Stock”), Sabre’s parent

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 per option and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common Stock at an exercise price of $23.78 subject to a $111.83 per share cap on the fair market value of the underlying common stock. On December 12, 2006, Sabre announced that it had agreed to be acquired by several private equity groups for $32.75 per share in cash. The acquisition of Sabre was completed during March 2007 at which time the remaining options were exercised and the related shares sold. US Airways received proceeds of $31 million in connection with the transaction. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback provision, if US Airways elects to terminate its information technology service agreement with Sabre, it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months. The deferred gain from the 1999 and 2007 exercises is amortized on a straight-line basis over a contractually determined period ending December 2012. As of December 31, 2007, US Airways had $34 million of unamortized deferred gain related to the sale of Sabre options.

(b)	Fuel Price Risk Management

As of December 31, 2007, US Airways had entered into costless collar transactions hedging approximately 22% of US Airways’ projected 2008 fuel requirements. The fair value of the financial derivative instruments was a net asset of $121 million recorded in prepaid expenses and other at December 31, 2007 and a net liability of $66 million recorded in accounts payable at December 31, 2006. As of December 31, 2007, US Airways had no deposits held as collateral on open fuel hedge positions as these deposits are only required when the fair value of the hedges is in a liability position.

US Airways is exposed to credit risks in the event any counterparty to a hedge transaction fails to meet its obligations. US Airways does not anticipate such non-performance as counterparties are selected based on credit ratings and exposure to any one counterparty is closely monitored.

(c)	Fair Values of Financial Instruments

Cash, Cash Equivalents and Investments in Marketable Securities

As of December 31, 2007 and 2006, US Airways’ cash and cash equivalents are as follows (in millions):

	2007	2006

Cash and cash equivalents:
Corporate notes	$90	$731
Cash and money market funds	1,850	380

Total cash and cash equivalents	$1,940	$1,111

The carrying amount of cash equivalents approximates fair value because of the short-term nature of these instruments.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007 and 2006, US Airways’ investments in marketable securities are classified as follows (in millions):

		Unrealized
	Cost Basis	Loss	Fair Value

Investments in marketable securities
December 31, 2007
Held to maturity securities:
Corporate bonds	$125	$—	$125
U.S. government sponsored enterprises	81	—	81
Certificates of deposit	20	—	20

Total investments in marketable securities-current	$226	$—	$226

Available for sale securities:
Auction rate securities	401	48	353

Total investments in marketable securites-noncurrent	$401	$48	$353

December 31, 2006
Held to maturity securities:
Corporate bonds	$79	$—	$79
U.S. government sponsored enterprises	78	—	78
Commercial paper	20	—	20

Total held to maturity securities	177	—	177
Available for sale securities:
Auction rate securities	1,072	—	1,072

Total investments in marketable securities-current	$1,249	$—	$1,249

All held to maturity securities mature in one year or less.

As of December 31, 2007, US Airways held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on the US Airways’ balance sheet. Contractual maturities for these auction rate securities are greater than nine years with an interest reset date approximately every 28 days. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, US Airways’ auction rate securities have experienced multiple failed auctions. While US Airways continues to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value.

Given the complexity of auction rate securities, US Airways engaged an investment advisor to assist in determining the fair values of its investments. US Airways, with the assistance of its advisor, estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

US Airways concluded that the fair market value of these auction rate securities at December 31, 2007 was $353 million, a decline of $58 million from par value. Of this amount $48 million was deemed temporary as US Airways believes the decline in market value is due to general market conditions. Based upon US Airways’

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

evaluation of available information, US Airways believes these investments are of high credit quality, as substantially all of the investments carry a AAA credit rating, and approximately 30% of the par value of these auction rate securities is insured. In addition, US Airways has the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, US Airways has recorded an unrealized loss on these securities of $48 million in other comprehensive income. US Airways concluded that $10 million of the decline was other than temporary and recorded an impairment charge in other income, net. US Airways’ conclusion for the other than temporary impairment is based on the significant decline in fair value indicated for a certain investment, a portion of which is collateralized either directly or indirectly by sub-prime mortgages.

As of January 31, 2008, the commercial banks managing the investments provided US Airways with estimated fair market values, which indicated an additional decline in the aggregate fair market value of US Airways’ auction rate securities of approximately $70 million (from amounts provided as of December 31, 2007). US Airways currently believes that these additional declines in value are also temporary and are attributed to current credit market events and continued lack of market liquidity in early 2008. Such temporary declines, if sustained, would be recognized in other comprehensive income in the first quarter of 2008. It is possible that additional declines in fair value may occur. To the extent the fair market values of the auction rate securities were to subsequently increase, such increase would reduce the unrealized loss recorded in other comprehensive income.

US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, US Airways may be required to record additional unrealized losses in other comprehensive income or impairment charges in 2008.

Gross proceeds from sales of marketable securities for the years ended December 31, 2007, 2006 and three months ended December 31, 2005 were $3.2 billion, $1.79 billion and $112 million, respectively.

Long Term Debt

At December 31, 2007 and 2006, the fair value of long-term debt was approximately $1.55 billion and $1.64 billion, respectively. US Airways’ variable rate long-term debt with a carrying value of $532 million and $694 million at December 31, 2007 and 2006, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair value of US Airways’ other long-term debt is determined based on quoted market prices if available or market prices for comparable debt instruments.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Debt, including capital lease obligations

The following table details US Airways’ debt as of December 31, 2007 and 2006 (in millions). Variable interest rates listed are the rates as of December 31, 2007 unless noted.

	December 31,	December 31,
	2007	2006

Secured
Equipment notes payable, fixed and variable interest rates ranging from 6.55% to 9.62%, averaging 7.57% as of December 31, 2007	$1,378	$1,258
Slot financing, interest rate of 8%, installments due through 2015(a)	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021(b)	41	41
Senior secured discount notes, variable interest rate of 8.24%, installments due 2005 through 2009(c)	32	33
GE credit facility(d)	—	21
Capital lease obligations, computer software, installments due through 2009	1	2

	1,499	1,402

Unsecured
GE Engine Maintenance term note, variable interest of 8.79%, installments due 2008 through 2011(e)	57	45
Industrial development bonds, fixed interest rate of 6.3% due 2023(f)	29	29
Barclays prepaid miles (formerly Juniper prepaid miles)(d)	—	325
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due 2012(g)	10	10

	96	409

Total long-term debt and capital lease obligations	1,595	1,811
Less: Unamortized discount on debt	(121)	(133)
Current maturities	(101)	(95)

Long-term debt and capital lease obligations, net of current maturities	$1,373	$1,583

(a)	In September 2005, US Airways entered into an agreement with Republic to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale-leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015. In December 2006, Republic and US Airways modified terms of the agreement to conform to subsequent regulatory changes at LaGuardia, and the slots were returned to US Airways. The need for a subsequent modification was fully contemplated in the original agreement.

(b)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.

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

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

AWA fully and unconditionally guaranteed the payment and performance of FTCHP’s obligations under the notes and the loan agreement. The notes require aggregate principal payments of $36 million with principal payments of $2 million due on each of the first two anniversary dates and the remaining principal amount due on the fifth anniversary date. The notes may be prepaid in full at any time (subject to customary LIBOR breakage costs) and in partial amounts of $2 million on the third and fourth anniversary dates. The unpaid principal amount of the notes bears interest based on LIBOR plus a margin subject to adjustment based on a loan to collateral value ratio.

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

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At December 31, 2007, the estimated maturities of long-term debt and capital leases are as follows (in millions):

2008	$101
2009	129
2010	105
2011	118
2012	123
Thereafter	1,019

$1,595

Certain of US Airways’ long-term debt agreements contain minimum cash balance requirements and other covenants with which US Airways was in compliance at December 31, 2007. Certain of US Airways’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways under other agreements relating to indebtedness.

Interest rates on $532 million principal amount of long-term debt as of December 31, 2007 are subject to adjustment to reflect changes in floating interest rates. As of December 31, 2007, the weighted average effective interest rate was 7.55% for the variable interest rate debt.

6.	Employee pension and benefit plans

Substantially all of US Airways’ employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Defined Benefit and Other Postretirement Benefit Plans

On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirement for a “distress termination” under section 4041(c)(2)(B)(ii)(IV) of ERISA of the AFA Plan, the IAM Plan and the CE Plan, as well as approval of each plan’s termination. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of $1.76 billion, as of the plans’ termination dates in January 2005. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements for distress terminations of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, which was the date agreed to by the PBGC and US Airways. The CE Plan was terminated effective January 17, 2005, which was the date agreed to by the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.

Upon termination of the plans, US Airways recognized a curtailment gain of $24 million and a $91 million charge related to the minimum pension liability, which was previously recorded in other comprehensive income. These amounts are included in reorganization items, net in the statements of operations. Upon emergence from bankruptcy on September 27, 2005, the Bankruptcy Court approved a settlement agreement between US Airways and the PBGC which required the PBGC to release all claims against US Airways in return for US Airways issuing (i) a $13.5 million cash payment, paid in October 2005, (ii) a 6.00% note payable for $10 million, and (iii) 70%, or 4,873,485 shares, of the unsecured creditors stock, net of the shares allocated to ALPA, valued at $57 million. Accordingly, US Airways eliminated the $948 million liability related to the three terminated plans, including the minimum liability adjustment, and recognized a net settlement gain of $868 million. This gain is included in reorganization items, net in the statements of operations.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and certain of its unions, and between US Airways and the court-appointed Section 1114 Committee (representing retirees other than those represented by unions) to begin the significant curtailments of postretirement benefits. Effective March 1, 2005, those benefits were significantly reduced. US Airways remeasured its postretirement benefit obligation based on the new terms, which resulted in a reduction in the postretirement benefit obligation of approximately $1.1 billion and a curtailment gain of $183 million. Since the remeasurement and reduction of the postretirement benefit obligation created a significant unrecognized prior service gain, US Airways recognized net periodic other postretirement benefit income until the emergence from bankruptcy on September 27, 2005. In accordance with SOP 90-7, US Airways revalued its postretirement benefit obligation on emergence and adjusted its liability to $229 million, a reduction of $1.25 billion. Of this, a $1.24 billion gain, including the recognition of the unamortized portion of the prior service gain created as a result of the benefit curtailment, is included in reorganization items, net in the statements of operations. Adjustments made subsequent to September 30, 2005 totaling $10 million were made directly to goodwill.

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of the measurement date of September 30, 2007 and 2006, in addition to the amounts recognized in US Airways’ balance sheets as of December 31, 2007 and 2006 (in millions):

	Other Postretirement Benefits
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	23	31
Plan participants’ contributions	28	30
Gross benefits paid	(51)	(61)

Fair value of plan assets at end of period	—	—

Benefit obligation at beginning of period	217	229
Service cost	3	3
Interest cost	12	12
Plan participants’ contributions	28	30
Actuarial (gain) loss	(47)	4
Gross benefits paid	(51)	(61)

Benefit obligation at end of period	162	217

Funded status of the plan	(162)	(217)
Contributions for October to December	6	5

Liability recognized in the consolidated balance sheet	$(156)	$(212)

Net actuarial gain recognized in accumulated other comprehensive income	$47	$—

The following table presents the weighted average assumptions used to determine benefit obligations:

	Other Postretirement Benefits
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Discount rate	5.94%	5.67%

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality publicly traded U.S. bonds (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of September 30, 2007, the assumed health care cost trend rates are 10% in 2008 and 9% in 2009, decreasing to 5.5% in 2013 and thereafter. As of September 30, 2006, the assumed health care cost trend rates were 10% in 2007 and 9% in 2008, decreasing to 5.5% in 2012 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of September 30, 2007 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	11	(9)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension
	Plans	Other Postretirement Benefits
	Predecessor Company	Successor Company			Predecessor Company
	Nine Months Ended	Year Ended	Year Ended	Three Months Ended	Nine Months Ended
	September 30,	December 31,	December 31,	December 31,	September 30,
	2005	2007	2006	2005	2005

Discount rate	6.00%	5.67%	5.3%	5.30%	5.80%
Expected return on plan assets	7.33%	—	—	—	—
Rate of compensation increase	3.73%	—	—	—	—

Components of the net and total periodic cost for pension benefits (in millions):

Predecessor Company
Nine Months Ended
September 30,
2005

Service cost	$1
Interest cost	6
Expected return on plan assets	(5)

Net periodic costs	2
Curtailment/settlement gains	(801)

Total periodic costs (benefits)	$(799)

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Components of the net and total periodic cost for other postretirement benefits (in millions):

	Successor Company		Predecessor Company
	Year Ended	Year Ended	Three Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	September 30,
	2007	2006	2005	2005

Service cost	$3	$3	$1	$8
Interest cost	12	12	3	22
Amortization of:
Prior service costs	—	—	—	(76)
Actuarial gain	—	—	—	(11)

Net periodic costs (benefits)	15	15	4	(57)
Curtailment/settlement gains	—	—	—	(183)
Fresh-start gain	—	—	—	(1,247)

Total periodic costs (benefits)	$15	$15	$4	$(1,487)

In 2008, US Airways expects to contribute $19 million to its other postretirement plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the other postretirement plans (in millions):

	Other
	Postretirement
	Benefits before
	Medicare Subsidy	Medicare Subsidy

2008	$19	$—
2009	18	—
2010	16	—
2011	15	—
2012	14	—
2013 to 2017	58	3

(b)	Defined Contribution Plans

US Airways sponsors several defined contribution plans for certain employees. US Airways makes cash contributions to certain plans based on the employee’s age, compensation, a match that is annually determined by the Board of Directors, and elected contributions. US Airways also participates in a multi-employer plan for certain employees. Expenses related to these plans, excluding expenses related to US Airways’ pilot defined contribution plans (see below), were approximately $28 million, $28 million, $7 million and $24 million for the years ended December 31, 2007, 2006, three months ended December 31, 2005 and nine months ended September 30, 2005, respectively.

In connection with its first reorganization under Chapter 11 of the Bankruptcy Code, US Airways terminated the Retirement Income Plan for Pilots and the related nonqualified pilot plan effective March 31, 2003. US Airways implemented a qualified and nonqualified defined contribution plan for pilots effective April 1, 2003. The defined contribution amount was individually determined based on a target normal retirement date balance of approximately $1 million for a career US Airways pilot. The target balance included the estimated value of other retirement benefits including, but not limited to, the estimated benefit pilots are expected to receive from the PBGC, the trustee for the terminated pilot defined benefit plan. Effective October 15, 2004, each pilot’s contribution rate

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

became the lesser of the original rate or 10% of eligible compensation. Expenses for this plan were $31 million, $42 million, $10 million and $32 million for the year ended December 31, 2007, 2006, the three months ended December 31, 2005 and the nine months ended September 30, 2005, respectively.

Effective January 1, 2005, America West Holdings amended its defined contribution plan, requiring AWA to make a non-elective discretionary employer contribution equal to 7% of the annual compensation for each pilot covered under the collective bargaining agreement between AWA and the Air Line Pilots Association (as defined in the plan and subject to statutory annual maximums). Effective January 1, 2006, the non-elective discretionary employer contribution was increased to 10% of each pilot’s annual compensation. These non-elective discretionary employer contributions replace the existing AWA company match under the 401(k) defined contribution plan for pilots. The AWA company match continues for all other eligible covered employees under the plan. AWA’s contribution expense to this plan totaled $19 million, $19 million and $3 million for 2007, 2006, and the three months ended December 31, 2005, respectively.

(c)	Postemployment Benefits

US Airways provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred. In 2007, US Airways recorded a $99 million charge to increase long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65.

(d)	Profit Sharing Plans

Most non-executive employees of US Airways Group are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program, which was established subsequent to the merger. Annual bonus awards are paid from a profit-sharing pool equal to (i) ten percent of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to ten percent, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than ten percent. Awards are paid as a lump sum no later than March 15 after the end of each fiscal year. The profit-sharing pool is shared among eligible employee groups in proportion to each group’s share of overall cost savings achieved through US Airways’ 2005 transformation plan; however, the represented pilots’ and flight attendants’ portions of the pool will not be less than 36% and 14.5%, respectively. An employee’s share of the pool is based on the ratio that the employee’s compensation bears to the respective employee group’s aggregate compensation. US Airways recorded $49 million and $59 million for profit sharing in 2007 and 2006, respectively, which is recorded in salaries and related costs.

7.	Income taxes

US Airways accounts for income taxes according to the provisions in SFAS No. 109, “Accounting for Income Taxes.” US Airways and its wholly owned subsidiaries are part of the US Airways Group consolidated income tax return.

The reorganization of US Airways Group and merger with America West Holdings on September 27, 2005 resulted in a statutory “ownership change” as defined for purposes of Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any net operating losses, or NOL, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. As a result of the merger, a significant portion of US Airways Group’s common stock was beneficially owned by a small number of equity investors. Due to sales by some of these investors and purchases by other investors since the merger, an “ownership change” occurred in February of 2007 for US Airways Group, as that term is defined in Section 382 of the Internal Revenue Code. Accordingly, US Airways’ annual use of its NOL that existed as of the date of the ownership change is limited.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, US Airways has approximately $761 million of gross NOL to reduce future federal taxable income. Of this amount, approximately $649 million is available to reduce federal taxable income in the calendar year 2008, as result of the February 2007 ownership change discussed above for US Airways Group. The NOL expires during the years 2022 through 2025. US Airways’ deferred tax asset, which includes the $649 million of NOL discussed above, has been subject to a full valuation allowance. US Airways also has approximately $60 million of tax affected state NOL as of December 31, 2007.

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

Throughout 2006 and 2007, US Airways utilized NOL that was generated prior to the merger. Utilization of the NOL results in a corresponding decrease in the valuation allowance. In accordance with SFAS No. 109, as this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets US Airways’ tax provision dollar for dollar. US Airways recognized $7 million and $85 million of non-cash income tax expense for the years ended December 31, 2007 and 2006, respectively, as US Airways utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. As of December 31, 2007, the remaining federal valuation allowance is $40 million, all of which was established through the recognition of tax expense. In addition, US Airways has $33 million and $3 million, respectively, of unrealized federal and state tax benefit related to amounts recorded in other comprehensive income. The remaining state valuation allowance is $43 million, of which $19 million was established through the recognition of tax expense and $24 million is associated with acquired NOL.

US Airways is subject to Alternative Minimum Tax liability (“AMT”). In most cases, the recognition of AMT does not result in tax expense. However, since US Airways’ net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. US Airways recorded AMT expense of $1 million and $10 million for the years ended December 31, 2007 and 2006, respectively. US Airways also recorded $1 million and $2 million of state income tax related to certain states where NOL was not available or limited, for the years ended December 31, 2007 and 2006, respectively.

The components of the provision (benefit) for income taxes are as follows (in millions):

				Predecessor
	Successor Company			Company
			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2007	2006	2005	2005

Current provision:
Federal	$1	$10	$—	$—
State	1	2	—	(2)

Total current	2	12	—	(2)

Deferred provision:
Federal	(1)	77	—	—
State	6	9	—	—

Total deferred	5	86	—	—

Provision (benefit) for income taxes	$7	$98	$—	$(2)

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

				Predecessor
	Successor Company			Company
			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2007	2006	2005	2005

Income tax expense (benefit) at the federal statutory income tax rate	$170	$155	$(174)	$97
Book expenses not deductible for tax purposes	12	(5)	(3)	615
State income tax expense, net of federal income tax expense (benefit)	7	10	—	(1)
Change in state deferred tax items	—	—	(12)	—
Change in valuation allowance	(180)	(73)	193	(753)
Reduction in net operating losses from discharge of indebtedness	—	—	—	40
AMT provision	1	10	—	—
Other, net	(3)	1	(4)	—

Total	$7	$98	$—	$(2)

Effective tax rate	1.4%	22.1%	—%	(1)%

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in millions):

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$263	$334
Property, plant and equipment	21	16
Investments	19	3
Aircraft leases	—	11
Financing transactions	18	—
Employee benefits	335	284
Dividend Miles awards	153	205
Restructuring reserve	—	2
AMT credit carryforward	38	37
Other deferred tax assets	15	45
Valuation allowance	(83)	(263)

Net deferred tax assets	779	674

Deferred tax liabilities:
Depreciation and amortization	478	457
Sale and leaseback transactions and deferred rent	146	126
Leasing transactions	59	21
Financing transactions	—	41
Long-lived intangibles	31	31
Other deferred tax liabilities	84	26

Total deferred tax liabilities	798	702

Net deferred tax liabilities	19	28

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$19	$28

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

All federal and state tax filings for US Airways and AWA for fiscal years through December 31, 2006 have been timely filed. There are currently no federal or state audits in process. US Airways’ last federal income tax audit closed all tax years through December 31, 2002. AWA’s tax year 2002 was closed by operation of the statute of limitations expiring, and there were no extensions filed. US Airways is not currently under examination.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on US Airways’ financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

8.	Commitments and contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Aircraft and Engine Purchase Commitments

In August 2006, AWA amended its A319/A320 Purchase Agreement with Airbus to add seven new Airbus A321 aircraft to an existing order for 30 A320 family aircraft. The amendment also converted one A320 aircraft and seven A319 aircraft to an order of eight A321 aircraft. Deliveries of the 15 new A321 aircraft will begin in 2008 and run through 2009. The new A321 aircraft will be configured to accommodate up to 187 passengers in two classes of service and will be used for replacement purposes or modest expansion should market conditions warrant. On July 30, 2007, AWA entered into an additional amendment to the A319/A320 Purchase Agreement adjusting the delivery schedule for the propulsion systems for two A321 aircraft.

In June 2007, US Airways announced that it had agreed to terms with Airbus for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 wide-body aircraft, including 22 A350 Xtra Wide-Body (“XWB”) aircraft and ten A330 aircraft. On October 2, 2007, US Airways and Airbus executed the following definitive agreements for these aircraft:

•	An Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, which supersedes the AWA A319/A320 Purchase Agreement discussed above. The terms of the amended and restated purchase agreement encompass the purchase of 60 new narrow-body aircraft, including ten A319 aircraft, 40 A320 aircraft, and ten A321 aircraft, with conversion rights, in addition to the 37 aircraft from the previous A319/A320 Purchase Agreement. Deliveries of the aircraft under this agreement will run through 2012. US Airways expects to use the 60 A320 family aircraft to replace 60 older aircraft in the airline’s fleet. The amended and restated purchase agreement also provides US Airways with certain conversion rights, as well as purchase rights for the acquisition of additional A320 family aircraft, subject to certain terms and conditions. In addition, the amended and restated purchase agreement revises the delivery schedule for 15 A318 aircraft and provides US Airways with certain other rights with respect thereto. On January 31, 2008, US Airways canceled its order for 12 of the 15 A318 aircraft.

•	An Amended and Restated Airbus A350 XWB Purchase Agreement, which supersedes the A350 Purchase Agreement dated September 27, 2005 between US Airways Group, US Airways, AWA and AVSA, S.A.R.L. (now Airbus S.A.S.). The new purchase agreement increases the number of firm order aircraft from 20 A350 aircraft to 18 A350-800 XWB aircraft and four A350-900 XWB aircraft, with the option to convert these aircraft to other A350 models, subject to certain terms and conditions. Deliveries for the 22 A350 XWB aircraft will begin in 2014 and extend through 2017. US Airways expects to use these aircraft for modest international expansion or replacement of existing older technology aircraft, as market conditions warrant. The Amended and Restated Airbus A350 XWB Purchase Agreement also gives US Airways purchase rights for the acquisition of additional A350 XWB aircraft, subject to certain terms and conditions.

•	An Airbus A330 Purchase Agreement, which provides for the purchase by US Airways of ten firm order A330-200 aircraft with deliveries in 2009 and 2010. The Airbus A330 Purchase Agreement also provides US Airways with purchase rights for the acquisition of additional A330-200 aircraft, subject to certain terms and conditions.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

On October 2, 2007, US Airways and Airbus also entered into Amendment No. 11 to the A330/A340 Purchase Agreement dated as of November 24, 1998, rescheduling the delivery positions for the cancellable A330 aircraft under that agreement to dates in 2014 and 2015 and replacing the predelivery payment schedule.

On November 15, 2007, US Airways and Airbus entered into Amendment No. 1 to the A330 Purchase Agreement adding an additional five firm A330-200 aircraft to the Airbus A330 Purchase Agreement. These additional aircraft allow US Airways to continue its international growth plans of adding approximately three to four new markets per year between 2009 and 2011.

On January 11, 2008, US Airways and Airbus entered into Amendment No. 1 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement. Under this amended and restated purchase agreement, US Airways has the right to convert certain aircraft models to other aircraft models within the mix of 97 A320 family aircraft. Amendment No. 1 provides for the conversion of 13 A319 aircraft to A320 aircraft, one A319 to an A321 and 11 A320 aircraft to A321 aircraft for deliveries during 2009 and 2010.

On June 13, 2006, US Airways Group and Embraer executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement. In accordance with the terms of these agreements, US Airways Group placed an initial firm order for 25 Embraer 190 aircraft and an additional order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by US Airways Group to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, are being applied to these orders in accordance with the terms of the amended and restated agreements. In addition, US Airways Group had the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21, 2006, US Airways Group assigned 30 of the purchase options to Republic Airlines, Inc. On January 12, 2007, US Airways Group assigned eight additional purchase options to Republic Airlines. US Airways Group purchased and took delivery of two Embraer 190 aircraft in the fourth quarter of 2006 and nine Embraer 190 aircraft throughout 2007. US Airways Group expects to take delivery of 14 Embraer 190 aircraft in 2008. In June and August 2007, US Airways Group amended the Amended and Restated Purchase Agreement to revise the delivery schedule for the additional 32 Embraer 190 aircraft. On June 6, 2007, US Airways Group entered into another amendment to the Amended and Restated Purchase Agreement whereby Embraer granted US Airways Group an additional 140 purchase options. US Airways Group further amended the Amended and Restated Letter Agreement in August 2007 to revise previous provisions concerning price escalation limits and assignment of purchase rights to regional operators.

US Airways has an agreement with International Aero Engines (“IAE”) which provides for the purchase by US Airways of eight new V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet.

US Airways Group has also agreed to terms with Rolls-Royce to acquire Trent XWB engines to power the 22 Airbus A350 XWB aircraft along with a TotalCare long-term engine services agreement. The engine order and the services agreement are contingent upon execution of definitive documentation.

Under all of the aircraft and engine purchase agreements discussed above, US Airways’ total future commitments to Embraer, Airbus and IAE are expected to be approximately $7.5 billion through 2017 as follows: $798 million in 2008, $1.27 billion in 2009, $1.31 billion in 2010, $1.28 billion in 2011, $774 million in 2012 and $2.07 billion thereafter, which includes predelivery deposits and payments. US Airways expects to fund payments through future financings.

Engine Maintenance Commitments

In connection with the merger, US Airways and AWA restructured their rate per engine hour agreements with General Electric Engine Services for overhaul maintenance services. Under the restructured agreements, the minimum monthly payment on account of accrued engine flight hours for both of the agreements together will equal

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

$3 million as long as both agreements remain in effect through October 2009. In September 2007, all engines covered under the AWA agreement were transferred to the US Airways agreement, and the AWA agreement was terminated. The minimum monthly payment of $3 million remains unchanged.

(b)	Leases

US Airways leases certain aircraft, engines, and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2007, US Airways had 312 aircraft under operating leases, with remaining terms ranging from two months to approximately 16 years. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2007, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2008	$1,077
2009	990
2010	914
2011	826
2012	796
Thereafter	4,080

Total minimum lease payments	8,683
Less sublease rental receipts	(938)

Total minimum lease payments	$7,745

For the years ended December 31, 2007, 2006, three months ended December 31, 2005 and nine months ended September 30, 2005, rental expense under operating leases, excluding landing fees, was $1.24 billion, $1.24 billion, $296 million and $532 million, respectively.

US Airways also leases certain owned flight equipment to related parties (see Note 11(b)) under noncancellable operating leases expiring in various years through year 2022. The future minimum rental receipts associated with these leases are $78 million in 2008, $78 million in 2009, $78 million in 2010, $78 million in 2011, $78 million in 2012 and $548 million thereafter. The following amounts relate to aircraft leased under such agreements as reflected in flight equipment as of December 31, 2007 and 2006 (in millions):

	2007	2006

Flight equipment	$286	$286
Less accumulated amortization	(23)	(13)

	$263	$273

(c)	Off Balance Sheet Arrangements

US Airways has set up pass through trusts, which have issued pass through trust certificates, also known as “Enhanced Equipment Trust Certificates” or “EETCs”, covering the financing of 19 owned aircraft and 62 leased aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

the purchase or delivery of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, either by US Airways in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2007, $576 million associated with these mortgage financings is reflected as debt in the accompanying balance sheet.

AWA also had 18 pass through trusts that have issued over $1.4 billion of EETCs covering the financing of 54 aircraft and three engines that were leased to AWA. As part of the transfer of substantially all of AWA’s assets and liabilities to US Airways in connection with the combination of all airline operations under one FAA operating certificate on September 26, 2007, all off-balance sheet commitments of AWA were also transferred to US Airways. As of September 26, 2007, approximately $714 million of principal amount of pass through certificates was outstanding under these pass through trusts. All of AWA’s obligations with respect to those pass through trusts and the leases of the related aircraft and engines have now been transferred to US Airways. As a result of the transfer of AWA’s obligations, the leases are now direct obligations of US Airways. As of December 31, 2007, the total amount of US Airways’ obligations with respect to pass through trusts and leases of the related aircraft and engines, including those transferred from AWA, was $1.85 billion.

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

These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under FIN 46(R) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” because US Airways is not the primary beneficiary under these arrangements.

(d)	Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to the regional airlines for operating an agreed upon number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2012 to 2020 and provide for optional extensions at US Airways’ discretion. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.06 billion in 2008, $1.11 billion in 2009, $1.13 billion in 2010, $1.16 billion in 2011, $1.02 billion in 2012 and $4.68 billion thereafter.

Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under FIN 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin, a related party, and Republic to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. US Airways has determined that it is not the primary beneficiary of

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded it is not required to consolidate any of these entities.

(e)	Legal Proceedings

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

On February 9, 2007, passengers Daphne Renard and Todd Robins filed a class action suit against US Airways in San Francisco Superior Court. The complaint, which was later amended to include only Robins as a lead plaintiff, alleges that US Airways breached its contract of carriage by charging additional fares and fees, after the purchase of tickets on the usairways.com website, for passengers under two years of age who travel as “lap children,” meaning that the child does not occupy his or her own seat but travels instead on the lap of an accompanying adult. The named plaintiffs allege that he and his wife purchased international tickets through the website for themselves and a lap child. Plaintiffs allege that after initially receiving an electronic confirmation that there would be no charge for the lap child, they were later charged an additional $242.50. The complaint alleges a class period from February 9, 2002 to the present. US Airways was served with an amended complaint in early March 2007 that continued the same allegations, but dropped plaintiff’s wife as a class representative. On May 1, 2007, US Airways filed an Answer to the complaint and also asked the court for a “complex case” designation, which the court granted on May 11, 2007. On September 25, 2007, the parties reached a settlement for an immaterial amount. That agreement must be approved by the court in order to become final.

(f)	Guarantees and Indemnifications

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2007, the principal amount outstanding on these bonds was $93 million. Remaining lease payments guaranteeing the principal and interest on these bonds will be $154 million.

US Airways enters into real estate leases in substantially all cities that it serves. It is common in such commercial lease transactions for US Airways as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. With respect to certain special facility bonds, US Airways agreed to indemnify the municipalities for any claims arising out of the issuance and sale of the bonds and use or occupancy of the concourses financed by these bonds. Additionally, US Airways typically indemnifies such parties for any environmental liability that arises out of or relates to its use or occupancy of the leased premises.

US Airways is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under pass through trusts) and real estate leases. It is common in such transactions for US Airways as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways’ use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. In aircraft financing agreements structured as leveraged leases, US Airways typically indemnifies the lessor with respect to adverse changes in U.S. tax laws.

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

(g) Concentration of Credit Risks

US Airways invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. government.

As of December 31, 2007, most of US Airways’ receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. US Airways does not believe it is subject to any significant concentration of credit risk.

9.	Other comprehensive income (loss)

US Airways’ other comprehensive income (loss) for the years ended December 31, 2007, 2006, three months ended December 31, 2005 and nine months ended September 30, 2005 consist of the following (in millions):

	Successor Company			Predecessor Company
			Three Months Ended	Nine Months Ended
	Years Ended December 31,		December 31,	September 30,
	2007	2006	2005	2005

Net income (loss)	$478	$349	$(256)	$280
Unrealized losses on available for sale securities	(48)	—	—	—
Reclassification adjustment for fuel cash flow hedge gains included in net income (loss) during the period	—	—	—	(17)
Actuarial gains associated with pension and other postretirement benefits	47	—	—	29
Adjustments in connection with reorganization	—	—	—	86

Total comprehensive income (loss)	$477	$349	$(256)	$378

US Airways’ accumulated other comprehensive loss consisted of $48 million in unrealized losses on available for sale securities and $47 million of actuarial gain associated with pension and other postretirement benefits as of December 31, 2007. The accumulated other comprehensive loss is not presented net of tax as any tax effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption. US Airways did not have any accumulated other comprehensive income as of December 31, 2006.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Supplemental cash flow information

Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows (in millions):

	Successor Company			Predecessor Company
			Three Months Ended	Nine Months Ended
	Years Ended December 31,		December 31,	September 30,
	2007	2006	2005	2005

Non-cash transactions:
Equipment acquired through issuance of debt	$—	$3	$—	$99
Proceeds from sale leaseback transaction used to repay debt	—	—	—	633
Debt assumed by purchaser in sale of flight equipment	—	—	—	167
Equipment deposits used to repay debt and penalties	—	—	—	22
Loan proceeds received by parent	—	64	186	—
Conversion of 7.25% notes into common stock of US Airways Group	—	—	87	—
Conversion of 7.5% convertible senior notes, net of discount of $17 million to common stock	—	95	—	—
Notes payable canceled under aircraft purchase agreement	—	4	9	—
Repayment of ATSB, Airbus, and GECC loans by parent	—	981	—	—
Repayment of Barclays prepaid miles by parent	325	—	—	—
Forgiveness of intercompany payable to US Airways Group	1,834	—	—	—
Unrealized loss on available for sale securities	48	—	—	—
Cash transactions:
Interest paid, net of amounts capitalized	122	170	60	200
Income taxes paid	4	12	—	—

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Related party transactions

The following represents net payable balances with related parties as of December 31, 2007 and 2006 (in millions):

	December 31,
	2007	2006

US Airways Group	$986	$2,542
US Airways Group wholly owned subsidiaries	81	62

	$1,067	$2,604

(a)	Parent Company

The net payable to US Airways Group consists of $1.1 billion due to debt previously recorded at US Airways which was refinanced with proceeds from the 2006 refinancing by US Airways Group. Prior to the contribution of 100% of US Airways Group’s equity interest in America West Holdings to US Airways on September 26, 2007, US Airways Group contributed all related party receivables from America West Holdings and AWA to the capital of America West Holdings and AWA resulting in a $1.8 billion decrease in the related party payable to US Airways Group. The remainder of the payable to US Airways Group is a result of funds provided to and received from US Airways Group that arise in the normal course of business.

US Airways recorded interest expense for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the nine months ended September 30, 2005 of $86 million, $70 million, $6 million and $1 million, respectively, related to the above transactions and other transactions with wholly owned subsidiaries of US Airways Group as described below. Interest is calculated at market rates, which are reset quarterly.

(b)	Subsidiaries of US Airways Group

The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

US Airways purchases all of the capacity (ASMs) generated by US Airways Group’s wholly owned regional airline subsidiaries at a rate per ASM that is periodically determined by US Airways and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to supply the capacity. US Airways recognized US Airways Express capacity purchase expense for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the nine months ended September 30, 2005 of $455 million, $433 million, $96 million and $306 million, respectively, related to this program.

US Airways provides various services to these regional airlines, including passenger handling, maintenance and catering. US Airways recognized other operating revenues for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the nine months ended September 30, 2005 of $95 million, $96 million, $22 million and $64 million, respectively, related to these services. These regional airlines also perform passenger and ground handling services for US Airways at certain airports, for which US Airways recognized other operating expenses for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the nine months ended September 30, 2005 of $156 million, $145 million, $32 million and $100 million, respectively. US Airways also leases or subleases certain aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the nine months ended September 30, 2005 of $78 million, $80 million, $21 million and $65 million, respectively.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways purchases a portion of its aviation fuel from US Airways Group’s wholly owned subsidiary, MSC, which acts as a fuel wholesaler to US Airways in certain circumstances. US Airways’ aviation fuel purchases from MSC for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the nine months ended September 30, 2005 were $839 million, $680 million, $120 million and $191 million, respectively.

12.	Operating segments and related disclosures

US Airways is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, Piedmont, PSA and third-party carriers that fly under capacity purchase agreements as part of US Airways’ Express operations. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways and US Airways Express.

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Successor Company			Predecessor Company
	Year Ended	Year Ended	Three Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	September 30,
	2007	2006	2005	2005

United States	$9,675	$9,504	$2,275	$4,508
Foreign	2,138	2,188	314	944

Total	$11,813	$11,692	$2,589	$5,452

US Airways attributes operating revenues by geographic region based upon the origin and destination of each flight segment. US Airways’ tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

13.	Stockholder’s equity and dividend restrictions

US Airways Group owns all of US Airways’ outstanding common stock, par value $1 per share. US Airways’ board of directors has not authorized the payment of dividends on the common stock since 1988.

US Airways, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. US Airways is restricted from engaging in any of these activities unless it maintains a capital surplus. In addition, US Airways may not pay dividends in accordance with provisions contained in the Citicorp credit facility.

14.	Stock-based compensation

The Predecessor Company recorded stock-based employee compensation in accordance with SFAS 123 during 2005 until the merger. Effective with the merger on September 27, 2005, US Airways Group applied the provisions of APB 25 and related interpretations. Effective January 1, 2006, US Airways Group adopted SFAS 123R, using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(a)	Predecessor Company

Upon confirmation of the Plan of Reorganization, existing shares of US Airways Group’s common stock were canceled. The Plan of Reorganization resulted in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest.

Prior to cancellation of the shares of US Airways Group’s common stock upon emergence from bankruptcy on September 27, 2005, there were 4,750,000 shares of US Airways Group Class A Common Stock and 2,220,570 each of Class A-1 Warrants and shares of Class A Preferred Stock authorized to be granted to US Airways’ management. Through September 27, 2005, 3,649,159 shares of US Airways Group Class A Common Stock, 2,101,240 each of Class A-1 Warrants and shares of Class A Preferred Stock, and 354,350 options to purchase Class A Common Stock were granted to US Airways’ management. Grants of Class A Common Stock, stock options and warrants generally vested over four years. The Predecessor Company recorded compensation expense over the vesting period. The following table summarizes the activity of the Predecessor Company’s stock options and warrants during 2005 prior to the merger:

		Weighted		Weighted
	Stock	Avg.		Avg.
	Options	Exercise Price	Warrants	Exercise Price

Balance at December 31, 2004	357,390	$1.54	2,118,490	$7.42
Granted	—	—	—	—
Canceled	(357,390)	1.57	(2,118,490)	7.42

Balance at September 27, 2005	—	$—	—	$—

US Airways Group did not grant any shares of restricted stock during the nine months ended September 30, 2005. There were 1,683,674 non-vested shares of restricted stock outstanding immediately prior to cancellation upon emergence from the second bankruptcy on September 27, 2005.

US Airways recognized compensation expense related to US Airways Group Class A Common Stock, stock option and stock warrant grants to US Airways employees of $11 million for the nine months ended September 30, 2005.

(b)	Successor Company

Effective with the merger on September 27, 2005, US Airways Group applied the provisions of APB 25 and related interpretations. Effective January 1, 2006, US Airways Group adopted SFAS 123R, using the modified prospective transition method.

Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were canceled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. As part of the plan of reorganization, the Bankruptcy Court approved a new equity incentive plan, referred to as the 2005 Incentive Equity Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation, collectively referred to as stock awards, as well as performance-based cash awards. Incentive stock options granted under the 2005 Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonstatutory stock options granted under the 2005 Incentive Plan are not intended to qualify as incentive stock options under the Internal Revenue Code.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

At the time of adoption, a maximum of 12.5% of the fully-diluted shares (as of the completion of the merger) of US Airways Group common stock was available for issuance under the 2005 Incentive Plan, totaling 10,969,191 shares. Any or all of these shares may be granted pursuant to incentive stock options. Shares of US Airways Group common stock issued under the 2005 Incentive Plan may be unissued shares or reacquired shares, purchased on the open market or otherwise. At December 31, 2007, approximately 4 million shares are available for grant under the 2005 Equity Incentive Plan.

The number of shares of US Airways Group common stock available for issuance under the 2005 Incentive Plan is reduced by (i) one share for each share of stock issued pursuant to a stock option or a stock appreciation right, and (ii) three shares for each share of stock issued pursuant to a stock purchase award, stock bonus award, stock unit award, and other full-value types of stock awards. Stock awards that are terminated, forfeited or repurchased result in an increase in the share reserve of the 2005 Incentive Plan corresponding to the reduction originally made in respect of the award.

If a stock award granted under the 2005 Incentive Plan or AWA’s previous incentive plan (the “2002 Incentive Plan”) expires or otherwise terminates without being exercised in full, or if any shares of US Airways Group common stock issued pursuant to a stock award under the 2005 Incentive Plan are forfeited to or repurchased by US Airways Group, including, but not limited to, any repurchase or forfeiture caused by the failure to meet a contingency or condition required for the vesting of such shares, then the shares of US Airways Group common stock not issued under that stock award, or forfeited to or repurchased by US Airways Group, will revert to and again become available for issuance under the 2005 Incentive Plan. If any shares subject to a stock award are not delivered to a participant because those shares are withheld for the payment of taxes or the stock award is exercised through a reduction of shares subject to the stock award (i.e., “net exercised”), the number of shares that are not delivered will remain available for issuance under the 2005 Incentive Plan. If the exercise price of any stock award is satisfied by tendering shares of US Airways Group common stock held by the participant, then the number of shares so tendered (whether by actual tender or by attestation of ownership) will remain available for issuance under the 2005 Incentive Plan. Shares of US Airways Group common stock subject to stock awards issued in substitution for previously outstanding awards assumed in connection with a merger, consolidation or similar transaction will not reduce the number of shares available for issuance under the 2005 Incentive Plan.

US Airways’ net income for the year ended December 31, 2007 and 2006 includes $32 million and $34 million, respectively, of compensation costs related to share-based payments. Compensation expense of $4 million, calculated using the provisions of APB 25, was recorded for stock appreciation rights and restricted stock units granted to employees of US Airways Group in the fourth quarter of 2005. Upon adoption of SFAS 123R, US Airways Group recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

Restricted Stock Unit Awards — As of December 31, 2007, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (which the performance condition of obtaining a combined operating certificate for AWA and US Airways was met on September 26, 2007). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition has been met. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Restricted stock unit award activity for the years ending December 31, 2007, 2006 and 2005 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
2005 Equity Incentive Plan	Shares	Date Fair Value

Nonvested balance at December 31, 2004	—	$—
Granted	696	26.15
Vested and released	—	—
Forfeited	(9)	24.68

Nonvested balance at December 31, 2005	687	$26.17
Granted	254	38.55
Vested and released	(75)	42.38
Forfeited	(52)	24.85

Nonvested balances at December 31, 2006	814	$28.63
Granted	242	41.51
Vested and released	(446)	29.85
Forfeited	(18)	31.26

Nonvested balance at December 31, 2007	592	$32.91

As of December 31, 2007, there was $11 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.2 years. The total fair value of RSUs vested during 2007 and 2006 was $14 million and $3 million, respectively. No RSUs vested during 2005. The tax benefit realized from RSUs vesting during the years ended December 31, 2007 and 2006 was $5 million and $1 million, respectively. US Airways recognized no tax expense for RSUs vested and released with book expense exceeding the tax deduction.

Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the fair market value of US Airways Group’s common stock at the date of each grant, generally become exercisable over a three to four year period and expire if unexercised at the end of ten years. Stock options and SARs are classified as equity awards. The exercise of SARs will be settled with the issuance of shares of US Airways Group’s common stock.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock option and SARs activity for the years ending December 31, 2007, 2006 and 2005 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(Years)	Intrinsic Value
				(In millions)

1994 Incentive Equity Plan
Balance at December 31, 2004	1,672	$35.63
Granted	—	—
Exercised	(167)	18.28
Forfeited	—	—
Expired	(238)	33.74

Balance at December 31, 2005	1,267	$38.28
Granted	—	—
Exercised	(455)	23.64
Forfeited	—	—
Expired	(62)	50.93

Balance at December 31, 2006	750	$46.10
Granted	—	—
Exercised	(30)	40.93
Forfeited	—	—
Expired	(75)	46.38

Balance at December 31, 2007	645	$46.30	1.43	$—
Vested or expected to vest at December 31, 2007	645	$46.30	1.43	$—
Exercisable at December 31, 2007	645	$46.30	1.43	$—

2002 Incentive Equity Plan
Balance at December 31, 2004	2,094	$15.80
Granted	806	14.52
Exercised	(786)	11.37
Forfeited	(56)	15.71
Expired	(10)	19.85

Balance at December 31, 2005	2,048	$16.98
Granted	—	—
Exercised	(1,250)	16.12
Forfeited	—	—
Expired	—	—

Balance at December 31, 2006	798	$18.33
Granted	—	—
Exercised	(36)	14.36
Forfeited	—	—
Expired	—	—

Balance at December 31, 2007	762	$18.52	5.95	$1
Vested or expected to vest at December 31, 2007	754	$18.49	5.85	$1
Exercisable at December 31, 2007	659	$18.13	5.70	$1

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(Years)	Intrinsic Value
				(In millions)

2005 Equity Incentive Plan

Balance at December 31, 2004	—	—
Granted	2,034	$23.08
Exercised	—	—
Forfeited	(61)	20.64
Expired	—	—

Balance at December 31, 2005	1,973	$23.15
Granted	1,310	40.30
Exercised	(701)	24.49
Forfeited	(87)	30.34
Expired	—	—

Balance at December 31, 2006	2,495	$31.53
Granted	1,123	42.23
Exercised	(92)	29.74
Forfeited	(93)	35.00
Expired	(63)	37.48

Balance at December 31, 2007	3,370	$34.96	8.48	$—
Vested or expected to vest at December 31, 2007	3,206	$34.82	8.45	$—
Exercisable at December 31, 2007	1,094	$30.00	8.01	$—

The fair value of stock options and SARs is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the stock option or SAR at the time of grant. The dividend yield is assumed to be zero since US Airways Group does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of US Airways Group common stock over a time period equal to the expected term of the stock option or SAR. The expected life of stock options and SARs is based on the historical experience of US Airways Group.

The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the years ended December 31, 2007, 2006, 2005 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Weighted average fair value	$16.57	$16.77	$8.50
Risk free interest rate	4.5%	4.8%	3.4%
Expected dividend yield	—	—	—
Expected life	3.0 years	2.9 years	4.0 years
Volatility	52%	57%	54%

As of December 31, 2007, there were $26 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 1.2 years.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2007, 2006 and 2005 was $4 million, $68 million and $13 million, respectively. Cash received from stock option and SAR exercises during the years ended December 31, 2007 and 2006 totaled $13 million and $51 million, respectively. The tax benefit realized from stock options and SARs exercised during the years ended December 31, 2007 and 2006 was $2 million and $25 million, respectively. US Airways recognized no tax expense for exercises with book expense exceeding the tax deduction for 2007 and $0.2 million was recognized for 2006.

Agreements with ALPA — US Airways Group and US Airways have a letter of agreement with the ALPA that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of US Airways Group’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65. The second tranche of 300,000 stock options was granted on January 31, 2007 with an exercise price of $56.90. The third and final tranche of 300,000 stock options was granted on January 31, 2008 with an exercise price of $12.29. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of US Airways’ plans.

The per share fair value of the ALPA pilot stock options and assumptions used for the January 31, 2007 and 2006 grants were as follows:

	January 31,	January 31,
	2007	2006

Per share fair value	$18.02	$17.11
Risk free interest rate	4.9%	4.4%
Expected dividend yield	—	—
Contractual term	2.0 years	5.0 years
Volatility	53%	69.8%

As of December 31, 2007 there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 25,029 and 315,390 stock options exercised during 2007 and 2006, respectively, pursuant to this agreement. The total intrinsic value of options exercised during 2007 and 2006 was $0.6 million and $5 million, respectively. Cash received from stock options exercised during the years ended December 31, 2007 and 2006 totaled $1 million and $12 million, respectively. The tax benefit realized from stock options exercised during the years ended December 31, 2007 and 2006 was $0.2 million and $2 million, respectively. US Airways recognized no tax expense for exercises with book expense exceeding the tax deduction for 2007 and $0.5 million was recognized for 2006.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Valuation and qualifying accounts (in millions)

	Balance at					Balance
	Beginning					at End
Description	of Period	Additions		Deductions		of Period

Allowance for doubtful receivables:
Year ended December 31, 2007	$8	$9		$13		$4

Year ended December 31, 2006	$10	$7		$9		$8

Three months ended December 31, 2005	$8	$4	(a)	$2		$10

Nine months ended September 30, 2005	$22	$5		$19		$8

Allowance for inventory obsolescence:
Year ended December 31, 2007	$29	$10		$1		$38

Year ended December 31, 2006	$24	$9		$4		$29

Three months ended December 31, 2005	$—	$24	(a)	$—		$24

Nine months ended September 30, 2005	$13	$5		$18	(b)	$—

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2007	$263	$—		$180		$83

Year ended December 31, 2006	$440	$—		$177		$263

Three months ended December 31, 2005	$99	$341	(a)	$—		$440

Nine months ended September 30, 2005	$822	$—		$723		$99

(a)	Allowance for doubtful receivables additions, allowance for inventory obsolescence additions and valuation allowance on deferred tax asset additions in the three months ended December 31, 2005 include $2 million, $14 million and $137 million, respectively, related to the transfer of substantially all of AWA’s assets and liabilities to US Airways, presented as though the transfer had occurred at the time of US Airways’ emergence from bankruptcy. See Note 1(b).

(b)	Allowance for obsolescence of inventories eliminated upon adoption of fresh start reporting. See Note 2(b).

16.	Selected quarterly financial information (unaudited)

Summarized quarterly financial information for 2007 and 2006, before the cumulative effect of change in accounting principle, are as follows (in millions):

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating revenues	$2,761	$3,185	$3,065	$2,802
Operating expenses	2,631	2,890	2,863	2,905 (a)
Operating income (loss)	130	295	202	(103)
Nonoperating expenses, net	(23)	(4)	(10)	(2)
Income tax provision (benefit)	3	8	5	(9)
Income (loss)	104	283	187	(96)

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating revenues	$2,663	$3,207	$3,006	$2,816
Operating expenses	2,538	2,867	2,988	2,742
Operating income	125	340	18	74
Nonoperating expenses, net	(64)	(20)	(19)	(8)
Income tax provision	—	5	61	32
Income (loss) before cumulative effect of change in accounting principle	61	315	(62)	34

(a)	In the fourth quarter of 2007, US Airways recorded a $99 million charge to increase long-term disability obligations for its pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65.

17.	Subsequent events

On February 1, 2008, US Airways entered into a loan agreement for $145 million, secured by six Bombardier CRJ-700 aircraft, three Boeing 757 aircraft and one spare engine. The loan bears interest at a rate of LIBOR plus an applicable LIBOR margin and is amortized over ten years. The proceeds of the loan were used to repay $97 million of the equipment notes previously secured by the six Bombardier CRJ-700 and three Boeing 757 aircraft.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of US Airways Group’s and US Airways’ internal control over financial reporting, as well as an attestation report from US Airways Group’s and US Airways’ independent registered public accounting firm on the effectiveness of US Airways Group’s and US Airways’ internal control over financial reporting. Management’s annual report on internal control over financial reporting and the related attestation report from US Airways Group’s and US Airways’ independent registered public accounting firm are located in Item 8A. “Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.” and Item 8B. “Consolidated Financial Statements and Supplementary Data of US Airways, Inc.” and are incorporated herein by reference.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of December 31, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2007.

Item 9B.	Other Information

None.

PART III

The information required by Part III of this Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will be set forth in US Airways Group’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to US Airways Group’s Annual Meeting of Stockholders on June 11, 2008 and is incorporated herein by reference. US Airways Group will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding US Airways Group’s and US Airways’ directors and executive officers required by this Item will be set forth under the caption “Proposal 1 — Election of Directors,” “Executive Officers”, “Section 16(a)

Beneficial Ownership Reporting Compliance” and “Information About Our Board of Directors and Corporate Governance” in US Airways Group’s definitive Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

US Airways Group has adopted a Code of Business Conduct and Ethics (“Code”) within the meaning of Item 406(b) of Regulation S-K. The Code applies to the officers, directors and employees of US Airways Group and its subsidiaries. The Code, US Airways Group’s Corporate Governance Guidelines and the charters of our Board committees are publicly available on US Airways Group’s website at www.usairways.com. Printed copies of the Code, the Corporate Governance Guidelines and the charters of the Board committees are available at no charge to any stockholder upon request to our Corporate Secretary at US Airways, 111 West Rio Salado Parkway, Tempe, Arizona 85281. If US Airways Group makes substantive amendments to the Code or grants any waiver, including any implicit waiver, to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, US Airways Group will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to US Airways Group’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that US Airways Group files or furnishes with the SEC.

US Airways Group’s stock is listed on the NYSE. As a result, its Chief Executive Officer is required to make and will make a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the New York Stock Exchange Listed Company Manual stating that he was not aware of any violations by US Airways Group of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation

Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the captions “Information About Our Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” in the definitive Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information About Our Board of Directors and Corporate Governance” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the caption “Information about Our Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:

—	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
—	Consolidated Balance Sheets as of December 31, 2007 and 2006
—	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
—	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
—	Notes to Consolidated Financial Statements

The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8B of this report:

—	Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 (Successor Company) and the nine months ended September 30, 2005 (Predecessor Company)
—	Consolidated Balance Sheets as of December 31, 2007 and 2006 (Successor Company)
—	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 (Successor Company) and the nine months ended September 30, 2005 (Predecessor Company)
—	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 (Successor Company) and the nine months ended September 30, 2005 (Predecessor Company)
—	Notes to Consolidated Financial Statements

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

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated May 19, 2005, by and among US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 2.1 to US Airways Group’s Registration Statement on Form S-4 filed on June 28, 2005) (Pursuant to item 601(b)(2) of Regulation S-K promulgated by the SEC, the exhibits and schedules to the Agreement and Plan of Merger have been omitted. Such exhibits and schedules are described in the Agreement and Plan of Merger. US Airways Group hereby agrees to furnish to the SEC, upon its request, any or all of such omitted exhibits or schedules) (Registration No. 333-126162).

Exhibit
Number	Description

2.2	Letter Agreement, dated July 7, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to US Airways Group’s Registration Statement on Form S-4 filed on August 8, 2005) (Registration No. 333-126162).
2.3	Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005).
2.4	Findings of Fact, Conclusions of Law and Order Under 11 USC Sections 1129(a) and (b) of Fed. R. Bankr. P. 3020 Confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.2 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005).
3.1	Amended and Restated Certificate of Incorporation of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
3.2	Amended and Restated Bylaws of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
3.3	Amended and Restated Certificate of Incorporation of US Airways, effective as of March 31, 2003 (incorporated by reference to Plan Exhibit C-2 to the First Amended Joint Plan of Reorganization of US Airways Group and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.1 to US Airways’ Current Report on Form 8-K dated March 18, 2003).
3.4	Amended and Restated By-Laws of US Airways, effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
4.1	Indenture, dated as of September 30, 2005, between US Airways Group, the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
4.2	Registration Rights Agreement, dated as of September 30, 2005, between US Airways Group, AWA and US Airways, as guarantors, and the initial purchaser named therein (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.1	Master Memorandum of Understanding, dated as of November 24, 2004, among US Airways Group, US Airways, and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K/A for the year ended December 31, 2004).*
10.2	Master Merger Memorandum of Understanding, dated as of June 13, 2005, among US Airways, US Airways Group, America West Holdings, Inc., AWA, General Electric Capital Corporation, acting through its agent GE Commercial Aviation Services LLC, GE Engine Services, Inc., GE Engine Services — Dallas, LP and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005).*
10.3	Amended and Restated Airbus A320 Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*
10.4	A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*
10.5	Amendment No. 1 dated as of November 15, 2007 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*
10.6	A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998).*

Exhibit
Number	Description

10.7	Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
10.8	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
10.9	Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.10	Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10.11	Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*
10.12	Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.13	Amendment No. 7 dated August 30, 2004 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways’ Group’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).*
10.14	Amendment No. 8 dated December 22, 2004 to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005).*
10.15	Amendment No. 9 dated January 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*
10.16	Letter Agreement dated December 17, 2004 between US Airways Group and US Airways and Airbus North America Sales Inc. (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K filed on February 9, 2005).
10.17	Amendment No. 10 dated September 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.18	Amendment No. 11 dated as of October 2, 2007 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L.*
10.19	Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group.*
10.20	Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
10.21	Amendment No. 1 dated as of June 1, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

Exhibit
Number	Description

10.22	Amendment No. 2 dated as of June 6, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.23	Amendment No. 3 dated as of August 15, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.24	Amendment No. 1 dated as of August 15, 2007 to Amended and Restated Letter Agreement DCT-022/33 dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.25	Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*
10.26	Contract Change Order 1 dated January 27, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.27	Contract Change Order 2 dated February 9, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.28	Contract Change Order 3 dated February 26, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.29	Global Settlement Letter, dated November 10, 2006, among US Airways Group and Bombardier Inc. (incorporated by reference to Exhibit 10.46 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.30	Investment Agreement, dated as of May 19, 2005, by and among Peninsula Investment Partners, L.P., US Airways, US Airways Group and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.31	Investment Agreement, dated as of May 19, 2005, by and among ACE Aviation Holdings Inc., US Airways Group and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.32	Investment Agreement, dated as of May 19, 2005, by and among Par Investment Partners, L.P., US Airways, US Airways Group and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.33	Investment Agreement, dated as of May 19, 2005, by and among Eastshore Aviation, LLC, US Airways, US Airways Group and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.34	Investment Agreement, dated May 27, 2005, by and among Wellington Investment Management Company, LLP, America West Holdings Corporation and US Airways Group (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on June 2, 2005).

Exhibit
Number	Description

10.35	Investment Agreement, dated July 7, 2005, among Tudor Proprietary Trading, L.L.C. and certain investors listed on Schedule 1 thereto for which Tudor Investment Corp. acts as investment advisor, US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by US Airways Group on July 13, 2005).
10.36	Letter Agreement dated September 16, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 10.11 to US Airways Group’s Quarterly Report on From 10-Q for the quarter ended September 30, 2005).
10.37	Junior Secured Debtor-in-Possession Credit Facility Agreement dated as of February 18, 2005 among US Airways, a Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as Borrower, US Airways Group, PSA Airlines, Inc., and Material Services, Inc., Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Guarantors, and Eastshore Aviation, LLC, as Lender (incorporated by reference to Exhibit 99 to US Airways Group’s Current Report on Form 8-K filed on March 2, 2005).
10.38	Amendment No. 1 dated as of May 19, 2005 to Junior Secured Debtor-in-Possession Credit Facility Agreement dated as of February 18, 2005 among US Airways, as Debtor and Debtor-in- Possession under Chapter 11 of the Bankruptcy Code as Borrower, US Airways Group, PSA Airlines, Inc., and Material Services, Inc., Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Guarantors, and Eastshore Aviation, LLC, as Lender (incorporated by reference to Exhibit 10.105 to US Airways Group’s Registration Statement on Form S-4 filed with the SEC on June 28, 2005) (Registration No. 333-126162).
10.39	Amended and Restated Participation Agreement, dated as of July 7, 2005, between America West Holdings Corporation and Par Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by America West Holdings Corporation on July 13, 2005).
10.40	Amended and Restated Participation Agreement, dated as of July 7, 2005, between America West Holdings Corporation and Peninsula Investment Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by America West Holdings Corporation on July 13, 2005).
10.41	Merchant Services Bankcard Agreement, dated as of April 16, 2003, between AWA, The Leisure Company, JPMorgan Chase Bank, and Chase Merchant Services L.L.C. (incorporated by reference to Exhibit 10.113 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.42	First Amendment to Merchant Services Bankcard Agreement, dated as of August 8, 2005, among AWA, JPMorgan Chase Bank, N.A., and Chase Merchant Services, L.L.C. (incorporated by reference to Exhibit 10.111 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.43	America West Co-Branded Card Agreement, dated as of January 25, 2005, between AWA and Juniper Bank (incorporated by reference to Exhibit 10.112 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.44	Assignment and First Amendment to America West Co-Branded Card Agreement, dated as of August 8, 2005, between AWA, US Airways Group and Juniper Bank (incorporated by reference to Exhibit 10.110 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.45	Amendment No. 2 to America West Co-Branded Credit Card Agreement, dated as of September 26, 2005, between AWA, US Airways Group and Juniper Bank.*
10.46	Amendment No. 3 to America West Co-Branded Credit Card Agreement, dated as of December 29, 2006, between US Airways Group and Barclays Bank Delaware.*
10.47	Amendment No. 4 to America West Co-Branded Credit Card Agreement, dated as of December 5, 2007, between US Airways Group and Barclays Bank Delaware.*
10.48	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) (incorporated by reference to Exhibit 10-(D)(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989).

Exhibit
Number	Description

10.49	First Amendment to Airport Use Agreement, dated as of August 1, 1990 (incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).
10.50	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA (incorporated by reference to Exhibit 10.29 to America West Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.51	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. (incorporated by reference to Exhibit 10.30 to America West Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.52	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 (incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.53	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One, Arizona, N.A. (incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.54	Amended and Restated V2500 Support Contract, dated as of October 7, 1998 between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto (incorporated by reference to Exhibit 10.20 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.55	Side Letter No. 15, dated May 26, 2004, to the Amended and Restated V2500 Support Contract, dated October 7, 1998, between AWA and IAE International Aero Engines AG (incorporated by reference to Exhibit 10.16 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.56	Purchase Agreement, dated as of December 27, 2000, between America West Holdings, AWA and Continental Airlines, Inc., including Letter Agreement (incorporated by reference to Exhibit 10.40 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.57	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., and Continental Airlines, Inc. (incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994).
10.58	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ (incorporated by reference to Exhibit 10.44 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.59	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ (incorporated by reference to Exhibit 10.45 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*
10.60	Loan Agreement [Engines], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo Bank Northwest, National Association (“Wells Fargo”), as security trustee and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.61	Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.2 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.62	Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA (incorporated by reference to Exhibit 10.3 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.63	Subordinated Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.4 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.64	Subordinated Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA (incorporated by reference to Exhibit 10.5 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit
Number	Description

10.65	Security Trustee Agreement [Engines], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein (incorporated by reference to Exhibit 10.6 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.66	Payment and Indemnity Agreement [Engines], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo (incorporated by reference to Exhibit 10.7 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.67	Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.10 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.68	Subordinated Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.11 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.69	Security Trustee Agreement [Spare Parts], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein (incorporated by reference to Exhibit 10.12 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.70	Payment and Indemnity Agreement [Spare Parts], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo (incorporated by reference to Exhibit 10.13 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.71	Restructure Letter Agreement [Spare Parts], dated as of September 3, 2004, among AWA and GECC (incorporated by reference to Exhibit 10.14 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.72	$30,790,000 Senior Secured Term Loan Agreement, dated December 23, 2004, among FTCHP LLC, as Borrower, AWA, as Guarantor, Heritage Bank, SSB, as Administrative Agent and Citibank, N.A. (and other lenders named therein) as Lenders (incorporated by reference to Exhibit 10.41 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.73	Senior Secured Discount Note, dated December 23, 2004, issued by FTCHP LLC (incorporated by reference to Exhibit 10.42 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.74	Unconditional Guaranty Agreement, dated December 23, 2004, by AWA in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.43 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.75	Loan Agreement, dated March 23, 2007, among US Airways Group as Borrower, certain subsidiaries of US Airways Group party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Bookrunner, Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger and Bookrunner and Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on March 26, 2007).
10.76	Amended and Restated Loan Agreement, dated as of April 7, 2006, among US Airways Group, General Electric Capital Corporation, as Administrative Agent, the lenders party to the agreement from time to time, and certain subsidiaries of US Airways Group party to the agreement from time to time (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K dated April 7, 2006, filed on April 10, 2006).
10.77	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and ACE Aviation America West Holdings Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.78	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Eastshore Aviation LLC (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).

Exhibit
Number	Description

10.79	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Par Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.80	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Peninsula Investment Partners, L.P. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.81	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and the group of investors named therein under the management of Wellington Management Company, LLP (incorporated by reference to Exhibit 10.5 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.82	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Tudor Proprietary Trading L.L.C. and the group of investors named therein for which Tudor Investment Corp. acts as investment advisor (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.83	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.84	First Amendment to the US Airways Funded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.4 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.85	Second Amendment to the US Airways Funded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.86	Third Amendment to the US Airways Funded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.87	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.88	First Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.7 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.89	Second Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.8 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.90	Third Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.9 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.91	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.92	Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.93	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).†
10.94	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005).†
10.95	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).†

Exhibit
Number	Description

10.96	Form of Stock Bonus Award Agreement for Non-Employee Directors under US Airways Group’s 2005 Equity Incentive Plan.†
10.97	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 6, 2005).†
10.98	Amended and Restated America West 1994 Incentive Equity Plan (incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).†
10.99	America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).†
10.100	2007 Performance-Based Award Program under the US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).†
10.101	Form of Offer Letter (incorporated by reference to Exhibit 10.47 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).†
10.102	Form of Executive Change in Control Agreement for Presidents (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.103	Form of Executive Change in Control Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.104	Form of Executive Change in Control Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.105	Summary of Director Compensation and Benefits (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).†
10.106	Form of Letter Agreement for Directors Travel Program.†
10.107	Amended and Restated Employment Agreement dated as of November 28, 2007 by and among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.108	Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to America West Holdings’ and America West Airlines, Inc.’s Quarterly Report on form 10-Q for the quarter ending March 31, 2005).†
10.109	US Airways Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on January 23, 2006).†
21.1	Subsidiaries of US Airways Group, Inc.
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.
24.1	Powers of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K
31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

US Airways Group, Inc.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 20, 2008

US Airways, Inc.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 20, 2008

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ W. Douglas Parker W. Douglas Parker	Chairman and Chief Executive Officer (Principal Executive Officer)	February 20, 2008

/s/ Derek J. Kerr Derek J. Kerr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2008

/s/ Bruce R. Lakefield Bruce R. Lakefield	Director	February 20, 2008

/s/ Richard Bartlett Richard Bartlett	Director	February 20, 2008

/s/ Herbert M. Baum Herbert M. Baum	Director	February 20, 2008

/s/ Matthew J. Hart Matthew J. Hart	Director	February 20, 2008

/s/ Richard C. Kraemer Richard C. Kraemer	Director	February 20, 2008

/s/ Cheryl G. Krongard Cheryl G. Krongard	Director	February 20, 2008

/s/ Denise M. O’Leary Denise M. O’Leary	Director	February 20, 2008

/s/ George M. Philip George M. Philip	Director	February 20, 2008

/s/ Edward L. Shapiro Edward L. Shapiro	Director	February 20, 2008

/s/ J. Steven Whisler J. Steven Whisler	Director	February 20, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.3	Amended and Restated Airbus A320 Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*
10.4	A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*
10.5	Amendment No. 1 dated as of November 15, 2007 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*
10.18	Amendment No. 11 dated as of October 2, 2007 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L.*
10.19	Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group.*
10.45	Amendment No. 2 to America West Co-Branded Credit Card Agreement, dated as of September 26, 2005, between AWA, US Airways Group and Juniper Bank.*
10.46	Amendment No. 3 to America West Co-Branded Credit Card Agreement, dated as of December 29, 2006, between US Airways Group and Barclays Bank Delaware.*
10.47	Amendment No. 4 to America West Co-Branded Credit Card Agreement, dated as of December 5, 2007, between US Airways Group and Barclays Bank Delaware.*
10.96	Form of Stock Bonus Award Agreement for Non-Employee Directors under US Airways Group’s 2005 Equity Incentive Plan.†
10.106	Form of Letter Agreement for Directors Travel Program.†
21.1	Subsidiaries of US Airways Group, Inc.
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.
31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.