Form 10-Q
period 2008-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2008-04-24
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
US Airways Group, Inc. Yes ☑ No ☐
US Airways, Inc. Yes ☑ No ☐
As of April 18, 2008, there were approximately 92,085,126 shares of US Airways Group, Inc. common stock outstanding.
As of April 18, 2008, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2008

     This combined Quarterly Report on Form 10-Q is filed by US Airways Group, Inc. (“US Airways Group”) and its wholly owned subsidiary US Airways, Inc. (“US Airways”). References in this Form 10-Q to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.
Note Concerning Forward-Looking Statements
     Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding our outlook, expected fuel costs, the revenue environment, and our expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings Corporation (“America West Holdings”) and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A “Risk Factors,” and the following:
•	the impact of high fuel costs, significant disruptions in the supply of aircraft fuel and further significant increases to fuel prices;

•	the impact of future significant operating losses;

•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;

•	reliance on automated systems and the impact of any failure or disruption of these systems;

•	our ability to obtain and maintain adequate facilities and infrastructure to operate and grow our route network;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	changes in government legislation and regulation, including environmental regulation;

•	the impact of global instability, including the current instability in the Middle East, the continuing impact of the military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events that affect travel behavior;

•	security-related and insurance costs;

•	our ability to obtain and maintain commercially reasonable terms with vendors and service providers and our reliance on those vendors and service providers;

•	changes in prevailing interest rates;

•	our high level of fixed obligations and our ability to obtain and maintain financing for operations and other purposes and operate pursuant to the terms of our financing facilities (particularly the financial covenants);

•	costs of ongoing data security compliance requirements and the impact of any data security breach;

•	the impact of industry consolidation;

•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;

•	our ability to attract and retain qualified personnel;

•	interruptions or disruptions in service at one or more of our hub airports;

•	the impact of any accident involving our aircraft;

•	weather conditions;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	our ability to integrate the management, operations and labor groups of US Airways Group and America West Holdings;

•	our ability to maintain adequate liquidity;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract and retain customers;

•	the cyclical nature of the airline industry;

•	economic conditions; and

•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
     All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A “Risk Factors” herein. There may be other factors not identified above, or in Part II, Item 1A, of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-Q.
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

     Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(in millions, except share and per share amounts)
(unaudited)

	Three Months
	Ended March 31,
	2008	2007
Operating revenues:
Mainline passenger	$1,953	$1,906
Express passenger	657	609
Cargo	36	37
Other	194	180

Total operating revenues	2,840	2,732
Operating expenses:
Aircraft fuel and related taxes	823	550
Gain on fuel hedging instruments, net	(117)	(54)
Salaries and related costs	563	527
Express expenses	734	620
Aircraft rent	178	180
Aircraft maintenance	213	165
Other rent and landing fees	145	128
Selling expenses	104	106
Special items, net	26	39
Depreciation and amortization	50	44
Other	317	311

Total operating expenses	3,036	2,616

Operating income (loss)	(196)	116
Nonoperating income (expense):
Interest income	29	40
Interest expense, net	(60)	(71)
Other, net	(9)	(16)

Total nonoperating expense, net	(40)	(47)

Income (loss) before income taxes	(236)	69
Income tax provision	—	3

Net income (loss)	$(236)	$66

Earnings (loss) per common share:
Basic earnings (loss) per common share	(2.56)	0.73
Diluted earnings (loss) per common share	(2.56)	0.70
Shares used for computation (in thousands):
Basic	92,023	91,363
Diluted	92,023	96,223
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,905	$1,948
Investments in marketable securities	165	226
Restricted cash	2	2
Accounts receivable, net	522	374
Materials and supplies, net	297	249
Prepaid expenses and other	630	548

Total current assets	3,521	3,347
Property and equipment
Flight equipment	2,517	2,414
Ground property and equipment	741	703
Less accumulated depreciation and amortization	(802)	(757)

	2,456	2,360
Equipment purchase deposits	164	128

Total property and equipment	2,620	2,488
Other assets
Goodwill	622	622
Other intangibles, net	547	553
Restricted cash	461	466
Investments in marketable securities	295	353
Other assets, net	209	211

Total other assets	2,134	2,205

Total assets	$8,275	$8,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$138	$117
Accounts payable	398	366
Air traffic liability	1,208	832
Accrued compensation and vacation	152	225
Accrued taxes	186	152
Other accrued expenses	891	859

Total current liabilities	2,973	2,551
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,108	3,031
Deferred gains and credits, net	153	168
Postretirement benefits other than pensions	139	138
Employee benefit liabilities and other	739	713

Total noncurrent liabilities and deferred credits	4,139	4,050
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized, 92,439,648 and 92,025,655 shares issued and outstanding at March 31, 2008; 92,278,557 and 91,864,564 shares issued and outstanding at December 31, 2007	1	1
Additional paid-in capital	1,545	1,536
Accumulated other comprehensive income (loss)	(37)	10
Accumulated deficit	(333)	(95)
Treasury stock, common stock, 413,993 shares at March 31, 2008 and December 31, 2007	(13)	(13)

Total stockholders’ equity	1,163	1,439

Total liabilities and stockholders’ equity	$8,275	$8,040

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$(25)	$299
Cash flows from investing activities:
Purchases of property and equipment	(150)	(86)
Purchases of marketable securities	(90)	(908)
Sales of marketable securities	151	503
Proceeds from sale of other investments	1	31
Decrease (increase) in long-term restricted cash	5	(70)
Proceeds from dispositions of property and equipment	—	3
Increase in equipment purchase deposits	(36)	(5)
Other	2	—

Net cash used in investing activities	(117)	(532)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(149)	(1,629)
Proceeds from issuance of debt	251	1,622
Deferred financing costs	(3)	(8)
Proceeds from issuance of common stock, net	—	3

Net cash provided by (used in) financing activities	99	(12)

Net decrease in cash and cash equivalents	(43)	(245)
Cash and cash equivalents at beginning of period	1,948	1,116

Cash and cash equivalents at end of period	$1,905	$871

Non-cash investing and financing activities:
Net unrealized loss on available for sale securities	$45	$—
Supplemental information:
Interest paid, net of amounts capitalized	$70	$79
Income taxes paid	—	1
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Wholly owned subsidiaries include US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited. All significant intercompany accounts and transactions have been eliminated.
     Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, valuation of investments in marketable securities and the frequent traveler program.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on the Company’s condensed consolidated financial statements. Refer to Note 8, “Fair value measurements” for additional information related to the adoption of SFAS No. 157.
     On January 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the employer’s balance sheet date. The Company previously measured its other postretirement benefit obligations as of September 30 each year. As a result of the adoption of the measurement date provisions, the Company recorded a $2 million increase to its postretirement benefit liability and a $2 million increase to accumulated deficit, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008. The adoption of the measurement provisions of SFAS No. 158 had no effect on the Company’s condensed consolidated statements of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the Company’s condensed consolidated financial statements.

2. Special items, net
     Special items, net as shown on the condensed consolidated statements of operations include $26 million and $39 million, respectively, of merger related transition expenses for the three months ended March 31, 2008 and 2007.
     These expenses were incurred in connection with the continuing effort to consolidate functions and integrate the Company’s organizations, procedures, and operations. During the first quarter of 2008, these expenses included $9 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $4 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $3 million of aircraft livery costs; $3 million in professional and technical fees related to the integration of the Company’s airline operations systems and $2 million in other expenses.
     During the first quarter of 2007, these expenses included $9 million in training and related expenses; $8 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $7 million of aircraft livery costs; $11 million in professional and technical fees related to the integration of the Company’s airline operations systems; $1 million in employee moving expenses; $2 million related to reservation system migration expenses and $1 million in other expenses.
3. Earnings (loss) per common share
     Basic earnings (loss) per common share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding employee stock options, employee stock appreciation rights, employee restricted stock units and convertible debt. The following table presents the computation of basic and diluted EPS (in millions, except share and per share amounts):

	Three Months Ended
	March 31,	March 31,
	2008	2007
Basic earnings (loss) per share:
Net income (loss)	$(236)	$66

Weighted average common shares outstanding (in thousands)	92,023	91,363

Basic earnings (loss) per share	$(2.56)	$0.73

Diluted earnings (loss) per share:
Net income (loss)	$(236)	$66
Interest expense on 7.0% senior convertible notes	—	1

Income (loss) for purposes of computing diluted net income (loss) per share	$(236)	$67

Share computation (in thousands):
Weighted average common shares outstanding	92,023	91,363
Dilutive effect of stock awards and warrants	—	1,810
Assumed conversion of 7.0% senior convertible notes	—	3,050

Weighted average common shares outstanding as adjusted	92,023	96,223

Diluted earnings (loss) per share	$(2.56)	$0.70

     For the three months ended March 31, 2008, 5,773,732 stock options, stock appreciation rights and restricted stock units are not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period.
     For the three months ended March 31, 2008, 3,050,148 incremental shares from assumed conversion of convertible senior notes were excluded from the computation of diluted EPS due to their antidilutive effect.
     For the three months ended March 31, 2007, 814,473 stock options and stock appreciation rights are not included in the computation of diluted EPS because the exercise prices were greater than the average market price of common stock for the period. In addition, 29,500 performance-based restricted stock unit awards were excluded as the performance conditions had not been met as of March 31, 2007.

4. Debt
     The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of March 31, 2008 unless noted.

	March 31,	December 31,
	2008	2007
Secured
Citicorp North America loan, variable interest rate of 5.63%, installments due through 2014	$1,584	$1,600
Equipment notes payable and aircraft pre-delivery payment financings, fixed and variable interest rates ranging from 4% to 9.01%, maturing from 2008 to 2022	1,498	1,378
Slot financing, interest rate of 8%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	41	41
Senior secured discount notes, variable interest rate of 7.87%, installments due through 2009	32	32
Capital lease obligations, computer software, installments due through 2009	1	1

	3,203	3,099

Unsecured
7% senior convertible notes, interest only payments until due in 2020	74	74
GE Engine Maintenance term note, variable interest rate of 8.79%, installments due through 2011	47	57
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	160	170

Total long-term debt and capital lease obligations	3,363	3,269
Less: Unamortized discount on debt	(117)	(121)
Current maturities	(138)	(117)

Long-term debt and capital lease obligations, net of current maturities	$3,108	$3,031

     On February 1, 2008, US Airways entered into a loan agreement for $145 million, secured by six Bombardier CRJ-700 aircraft, three Boeing 757 aircraft and one spare engine. The loan bears interest at a rate of LIBOR plus an applicable margin and is amortized over ten years. The proceeds of the loan were used to repay $97 million of the equipment notes previously secured by the six Bombardier CRJ-700 aircraft and three Boeing 757 aircraft.
     On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of March 31, 2008, the outstanding balance of this credit facility agreement is $24 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered or at the final maturity date of the loan in November 2010.
5. Income taxes
     At December 31, 2007, the Company had approximately $761 million of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $649 million was available to reduce federal taxable income in the calendar year 2008. The NOL expires during the years 2022 through 2025. The Company’s net deferred tax asset, which includes the $649 million of NOL discussed above, has been subject to a full valuation allowance. The Company also had approximately $63 million of tax affected state NOL at December 31, 2007.
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
     The Company would expect to post a loss for the full year 2008, presuming the present industry environment continues, including the current fuel curve and current industry capacity levels, and accordingly, has not recorded a tax provision in the first quarter of 2008.

     The Company recognized $3 million of income tax expense for the three months ended March 31, 2007. This included $1 million of non-cash tax expense as the Company utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. The Company recorded Alternative Minimum Tax liability (“AMT”) expense of $1 million for the three months ended March 31, 2007. In most cases the recognition of AMT does not result in tax expense. However, because the Company’s net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. For the three months ended March 31, 2007, the Company also recorded $1 million of state income tax expense related to certain states where NOL was not available or limited.
6. Express expenses
     Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended
	March 31,
	2008	2007
Aircraft fuel and related taxes	$249	$153
Salaries and related costs	37	35
Capacity purchases	263	251
Aircraft rent	2	2
Aircraft maintenance	22	21
Other rent and landing fees	27	28
Selling expenses	38	35
Depreciation and amortization	6	6
Other expenses	90	89

Express expenses	$734	$620

7. Investments in marketable securities (noncurrent)
     As of March 31, 2008, the Company held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on the Company’s condensed consolidated balance sheets. Contractual maturities for these auction rate securities are greater than eight years with an interest reset date approximately every 28 days. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these auction rate securities no longer approximates par value. Refer to Note 8 for discussion on how the Company determines the fair value of its investment in auction rate securities.
     The Company concluded that the fair value of these auction rate securities at March 31, 2008 was $295 million, a decline of $116 million from par value and $58 million from the fair value at December 31, 2007. Of the decline in fair value from December 31, 2007, $49 million of unrealized losses were deemed temporary as the Company believes the decline in fair value of these investments is due to general market conditions. Based upon the Company’s evaluation of available information, the Company believes these investments are of high credit quality, as substantially all of the investments carry a AAA credit rating, and approximately 30% of the par value of these auction rate securities is insured. In addition, the Company has the intent and ability to hold these investments until anticipated recovery in fair value occurs. Accordingly, the Company has recorded an unrealized loss on these securities of $49 million in other comprehensive income. As of March 31, 2008, the accumulated unrealized losses in other comprehensive income total $93 million related to these auction rate securities.
     In the first quarter of 2008, the Company also recorded a $13 million impairment charge in other nonoperating expense, net related to two auction rate securities that had significant declines in fair value during the quarter. The Company’s conclusion for the other than temporary impairment for the first security is based on a substantial downgrade in the security’s credit rating from AA to B during the first quarter of 2008 resulting in a total impairment charge of $11 million, of which $4 million represented the reclassification of previously recorded unrealized losses in other comprehensive income. The Company’s conclusion for the other than temporary impairment for the second security is based on a substantial increase in the associated default risk of this security during the first quarter of 2008, which resulted in the remaining $2 million of impairment charge.

     The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income or impairment charges in future periods.
8. Fair value measurements
     As described in Note 1, the Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Investments in marketable securities (noncurrent)	$295	$—	$—	$295	(1)
Fuel hedging derivatives	157	—	157	—	(2)

(1)	Given the complexity of the Company’s investments in auction rate securities, the Company engaged an investment advisor to assist in determining the fair values of its investments. The Company, with the assistance of its advisor, estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 7 for further discussion of the Company’s investments in auction rate securities.

(2)	Since the Company’s fuel hedging derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in prepaid expenses and other on the condensed consolidated balance sheets.
     Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2007	$353
Unrealized losses recorded to other comprehensive income	(49)
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	4
Impairment losses included in other nonoperating expense, net	(13)

Balance at March 31, 2008	$295

9. Other comprehensive income (loss)
     The Company’s other comprehensive income (loss) consists of the following (in millions):

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(236)	$66
Unrealized losses on available for sale securities	(49)	—
Reclassification of previously recognized unrealized losses now deemed other than temporary	4	—
Amortization of actuarial gains associated with pension and other postretirement benefits	(2)	—

Total comprehensive income (loss)	$(283)	$66

     The components of accumulated other comprehensive income (loss) were as follows (in millions):

	March 31,	December 31,
	2008	2007
Accumulated net unrealized losses on available for sale securities	$(93)	$(48)
Adjustment to initially apply FASB Statement No. 158	3	3
Actuarial gains associated with pension and other postretirement benefits	53	55

Accumulated other comprehensive income (loss)	$(37)	$10

     The accumulated other comprehensive income (loss) is not presented net of tax as any effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
10. Subsequent event
     In April 2008, the Company entered into the Second Amendment to the Merchant Services Bankcard Agreement with Chase Alliance Partners, LLC and JPMorgan Chase Bank, N.A. (collectively, “Chase”), which amends the Merchant Services Bankcard Agreement between the Company and Chase dated April 16, 2003. The amendment extends the term of the agreement, reduces the pricing to better reflect our transaction volume, adjusts the payment terms related to card-processing fees, provides for the reduction in collateral requirements for the reserve account required to be maintained by the Company, and continues to grant Chase the right to increase or decrease the amount held in the reserve account upon the occurrence of certain events. In accordance with the terms of this agreement, the Company expects $67 million of the $182 million held by Chase as of March 31, 2008 will be released from its reserve account due to reduced collateral requirements. Collateral held in the reserve account is classified as restricted cash on the Company’s condensed consolidated balance sheets.

     Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months
	Ended March 31,
	2008	2007
Operating revenues:
Mainline passenger	$1,953	$1,906
Express passenger	657	609
Cargo	36	37
Other	221	209

Total operating revenues	2,867	2,761
Operating expenses:
Aircraft fuel and related taxes	823	550
Gain on fuel hedging instruments, net	(117)	(54)
Salaries and related costs	563	527
Express expenses	758	637
Aircraft rent	178	180
Aircraft maintenance	213	165
Other rent and landing fees	145	128
Selling expenses	104	106
Special items, net	26	39
Depreciation and amortization	52	46
Other	315	307

Total operating expenses	3,060	2,631

Operating income (loss)	(193)	130
Nonoperating income (expense):
Interest income	29	40
Interest expense, net	(52)	(65)
Other, net	(8)	2

Total nonoperating expense, net	(31)	(23)

Income (loss) before income taxes	(224)	107
Income tax provision	—	3

Net income (loss)	$(224)	$104

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,899	$1,940
Investments in marketable securities	165	226
Restricted cash	2	2
Accounts receivable, net	510	366
Materials and supplies, net	242	197
Prepaid expenses and other	609	524

Total current assets	3,427	3,255
Property and equipment
Flight equipment	2,387	2,295
Ground property and equipment	719	681
Less accumulated depreciation and amortization	(771)	(729)

	2,335	2,247
Equipment purchase deposits	164	128

Total property and equipment	2,499	2,375
Other assets
Goodwill	622	622
Other intangibles, net	508	514
Restricted cash	461	466
Investments in marketable securities	295	353
Other assets, net	201	202

Total other assets	2,087	2,157

Total assets	$8,013	$7,787

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$122	$101
Accounts payable	380	333
Payables to related parties, net	1,028	1,067
Air traffic liability	1,208	832
Accrued compensation and vacation	143	214
Accrued taxes	195	158
Other accrued expenses	870	841

Total current liabilities	3,946	3,546
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,466	1,373
Deferred gains and credits, net	153	168
Postretirement benefits other than pensions	139	137
Employee benefit liabilities and other	731	713

Total noncurrent liabilities and deferred credits	2,489	2,391
Stockholder’s equity
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,845	1,845
Accumulated other comprehensive loss	(47)	(1)
Retained earnings (deficit)	(220)	6

Total stockholder’s equity	1,578	1,850

Total liabilities and stockholder’s equity	$8,013	$7,787

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$(51)	$312
Cash flows from investing activities:
Purchases of property and equipment	(137)	(80)
Purchases of marketable securities	(90)	(908)
Sales of marketable securities	151	503
Proceeds from sale of other investments	1	31
Decrease (increase) in long-term restricted cash	5	(70)
Proceeds from dispositions of property and equipment	—	3
Increase in equipment purchase deposits	(36)	(5)
Other	2	—

Net cash used in investing activities	(104)	(526)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(134)	(54)
Proceeds from issuance of debt	251	22
Deferred financing costs	(3)	—

Net cash provided by (used in) financing activities	114	(32)

Net decrease in cash and cash equivalents	(41)	(246)
Cash and cash equivalents at beginning of period	1,940	1,111

Cash and cash equivalents at end of period	$1,899	$865

Non-cash investing and financing activities:
Net unrealized loss on available for sale securities	$45	$—
Repayment of Barclays prepaid miles by parent	—	325
Supplemental information:
Interest paid, net of amounts capitalized	$41	$51
Income taxes paid	—	1
See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2007. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”).
     On September 26, 2007, as part of the integration efforts following the merger of US Airways Group and America West Holdings Corporation (“America West Holdings”) in September 2005, America West Airlines, Inc. (“AWA”) surrendered its Federal Aviation Administration (“FAA”) operating certificate. As a result, all mainline airline operations are now being conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed one hundred percent of its equity interest in America West Holdings to US Airways. As a result, America West Holdings and its wholly owned subsidiary AWA are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways. This transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost.
     Transfers of assets between entities under common control and ownership are accounted for in a manner similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the contribution of shares. The accompanying condensed consolidated financial statements in this quarterly report on Form 10-Q are presented as though the transfer had occurred at the beginning of the earliest period presented.
     Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, valuation of investments in marketable securities and the frequent traveler program.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. US Airways adopted SFAS No. 157 on January 1, 2008, which had no effect on US Airways’ condensed consolidated financial statements. Refer to Note 8, “Fair value measurements” for additional information related to the adoption of SFAS No. 157.
     On January 1, 2008, US Airways adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the employer’s balance sheet date. US Airways previously measured its other postretirement benefit obligations as of September 30 each year. As a result of the adoption of the measurement date provisions, US Airways recorded a $2 million increase to its postretirement benefit liability and a $2 million increase to accumulated deficit, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008. The adoption of the measurement provisions of SFAS No. 158 had no effect on US Airways’ condensed consolidated statements of operations.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the US Airways’ condensed consolidated financial statements.
2. Special items, net
     Special items, net as shown on the condensed consolidated statements of operations include $26 million and $39 million, respectively, of merger related transition expenses for the three months ended March 31, 2008 and 2007.
     These expenses were incurred in connection with the continuing effort to consolidate functions and integrate organizations, procedures, and operations with AWA. During the first quarter of 2008, these expenses included $9 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $4 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $3 million of aircraft livery costs; $3 million in professional and technical fees related to the integration of the airline operations systems and $2 million in other expenses.
     During the first quarter of 2007, these expenses included $9 million in training and related expenses; $8 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $7 million of aircraft livery costs; $11 million in professional and technical fees related to the integration of the airline operations systems; $1 million in employee moving expenses; $2 million related to reservation system migration expenses and $1 million in other expenses.
3. Debt
     The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of March 31, 2008 unless noted.

	March 31,	December 31,
	2008	2007
Secured
Equipment notes payable and aircraft pre-delivery payment financings, fixed and variable interest rates ranging from 4% to 9.01%, maturing from 2008 to 2022	$1,498	$1,378
Slot financing, interest rate of 8%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	41	41
Senior secured discount notes, variable interest rate of 7.87%, installments due through 2009	32	32
Capital lease obligations, computer software, installments due through 2009	1	1

	1,619	1,499

Unsecured
GE Engine Maintenance term note, variable interest rate of 8.79%, installments due through 2011	47	57
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	86	96

Total long-term debt and capital lease obligations	1,705	1,595
Less: Unamortized discount on debt	(117)	(121)
Current maturities	(122)	(101)

Long-term debt and capital lease obligations, net of current maturities	$1,466	$1,373

     On February 1, 2008, US Airways entered into a loan agreement for $145 million, secured by six Bombardier CRJ-700 aircraft, three Boeing 757 aircraft and one spare engine. The loan bears interest at a rate of LIBOR plus an applicable margin and is amortized over ten years. The proceeds of the loan were used to repay $97 million of the equipment notes previously secured by the six Bombardier CRJ-700 aircraft and three Boeing 757 aircraft.

     On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of March 31, 2008, the outstanding balance of this credit facility agreement is $24 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered or at the final maturity date of the loan in November 2010.
4. Related party transactions
     The following represents the net payable balances to related parties (in millions):

	March 31, 2008	December 31, 2007
US Airways Group	$952	$986
US Airways Group wholly owned subsidiaries	76	81

	$1,028	$1,067

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
5. Income taxes
     US Airways and its wholly owned subsidiaries are part of the US Airways Group consolidated income tax return.
     At December 31, 2007, US Airways had approximately $761 million of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $649 million was available to reduce federal taxable income in the calendar year 2008. The NOL expires during the years 2022 through 2025. US Airways’ net deferred tax asset, which includes the $649 million of NOL discussed above, has been subject to a full valuation allowance. US Airways also had approximately $60 million of tax affected state NOL at December 31, 2007.
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
     US Airways would expect to post a loss for the full year 2008, presuming the present industry environment continues, including the current fuel curve and current industry capacity levels, and accordingly, has not recorded a tax provision in the first quarter of 2008.
     US Airways recognized $3 million of income tax expense for the three months ended March 31, 2007. This included $1 million of non-cash tax expense as US Airways utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. US Airways recorded Alternative Minimum Tax liability (“AMT”) expense of $1 million for the three months ended March 31, 2007. In most cases the recognition of AMT does not result in tax expense. However, because US Airways’ net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. For the three months ended March 31, 2007, US Airways also recorded $1 million of state income tax expense related to certain states where NOL was not available or limited.

6. Express expenses
     Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended
	March 31,
	2008	2007
Aircraft fuel and related taxes	$249	$153
Salaries and related costs	6	5
Capacity purchases	416	394
Other rent and landing fees	22	23
Selling expenses	38	35
Other expenses	27	27

Express expenses	$758	$637

7. Investments in marketable securities (noncurrent)
     As of March 31, 2008, US Airways held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on US Airways’ condensed consolidated balance sheets. Contractual maturities for these auction rate securities are greater than eight years with an interest reset date approximately every 28 days. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, US Airways’ auction rate securities have experienced multiple failed auctions. While US Airways continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these auction rate securities no longer approximates par value. Refer to Note 8 for discussion on how US Airways determines the fair value of its investment in auction rate securities.
     US Airways concluded that the fair value of these auction rate securities at March 31, 2008 was $295 million, a decline of $116 million from par value and $58 million from the fair value at December 31, 2007. Of the decline in fair value from December 31, 2007, $49 million of unrealized losses were deemed temporary as US Airways believes the decline in fair value of these investments is due to general market conditions. Based upon US Airways’ evaluation of available information, US Airways believes these investments are of high credit quality, as substantially all of the investments carry a AAA credit rating, and approximately 30% of the par value of these auction rate securities is insured. In addition, US Airways has the intent and ability to hold these investments until anticipated recovery in fair value occurs. Accordingly, US Airways has recorded an unrealized loss on these securities of $49 million in other comprehensive income. As of March 31, 2008, the accumulated unrealized losses in other comprehensive income total $93 million related to these auction rate securities.
     In the first quarter of 2008, US Airways also recorded a $13 million impairment charge in other nonoperating expense, net related to two auction rate securities that had significant declines in fair value during the quarter. US Airways’ conclusion for the other than temporary impairment for the first security is based on a substantial downgrade in the security’s credit rating from AA to B during the first quarter of 2008 resulting in a total impairment charge of $11 million, of which $4 million represented the reclassification of previously recorded unrealized losses in other comprehensive income. US Airways’ conclusion for the other than temporary impairment for the second security is based on a substantial increase in the associated default risk of this security during the first quarter of 2008, which resulted in the remaining $2 million of impairment charge.
     US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, US Airways may be required to record additional unrealized losses in other comprehensive income or impairment charges in future periods.

8. Fair value measurements
     As described in Note 1, US Airways adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Investments in marketable securities (noncurrent)	$295	$—	$—	$295	(1)
Fuel hedging derivatives	157	—	157	—	(2)

(1)	Given the complexity of US Airways’ investments in auction rate securities, US Airways engaged an investment advisor to assist in determining the fair values of its investments. US Airways, with the assistance of its advisor, estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 7 for further discussion of US Airways’ investments in auction rate securities.

(2)	Since US Airways’ fuel hedging derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in prepaid expenses and other on the condensed consolidated balance sheets.
     Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2007	$353
Unrealized losses recorded to other comprehensive income	(49)
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	4
Impairment losses included in other nonoperating expense, net	(13)

Balance at March 31, 2008	$295

9. Other comprehensive income (loss)
     US Airways’ other comprehensive income (loss) consists of the following (in millions):

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(224)	$104
Unrealized losses on available for sale securities	(49)	—
Reclassification of previously recognized unrealized losses now deemed other than temporary	4	—
Amortization of actuarial gains associated with pension and other postretirement benefits	(1)	—

Total comprehensive income (loss)	$(270)	$104

     The components of accumulated other comprehensive income (loss) were as follows (in millions):

	March 31,	December 31,
	2008	2007
Accumulated net unrealized losses on available for sale securities	$(93)	$(48)
Actuarial gains associated with pension and other postretirement benefits	46	47

Accumulated other comprehensive loss	$(47)	$(1)

     The accumulated other comprehensive loss is not presented net of tax as any effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
10. Subsequent event
     In April 2008, US Airways Group and US Airways entered into the Second Amendment to the Merchant Services Bankcard Agreement with Chase Alliance Partners, LLC and JPMorgan Chase Bank, N.A. (collectively, “Chase”), which amends the Merchant Services Bankcard Agreement between US Airways Group, US Airways and Chase dated April 16, 2003. The amendment extends the term of the agreement, reduces the pricing to better reflect our transaction volume, adjusts the payment terms related to card-processing fees, provides for the reduction in collateral requirements for the reserve account required to be maintained by US Airways, and continues to grant Chase the right to increase or decrease the amount held in the reserve account upon the occurrence of certain events. In accordance with the terms of this agreement, US Airways expects $67 million of the $182 million held by Chase as of March 31, 2008 will be released from its reserve account due to reduced collateral requirements. Collateral held in the reserve account is classified as restricted cash on US Airways’ condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.’s and US Airways, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2007 Form 10-K.
Overview
     US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited.
     We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have primary hubs in Charlotte, Philadelphia and Phoenix, and secondary hubs/focus cities in Las Vegas, New York, Washington, D.C. and Boston. We are a low-cost carrier offering scheduled passenger service on approximately 3,500 flights daily to more than 230 communities in the U.S., Canada, the Caribbean, Latin America and Europe, making us the only U.S. based low-cost carrier with a significant international route presence. We are also the only low-cost carrier with an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. For the three months ended March 31, 2008, we had approximately 14 million passengers boarding our mainline flights. As of March 31, 2008, we operated 357 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 237 regional jets and 99 turboprops.
Financial Results
     The net loss for the first quarter of 2008 was $236 million or a loss of $2.56 per share as compared to net income of $66 million or earnings of $0.70 per diluted share in the first quarter of 2007. The first quarter 2008 results were significantly impacted by record high fuel prices, as the average mainline and Express price per gallon of fuel increased 54.3% to $2.89 in the first quarter of 2008 from $1.87 in the first quarter of 2007. As a result, our mainline and Express fuel expense for the first quarter of 2008 was $369 million or 52% higher than the 2007 period on slightly lower capacity.
Revenue Pricing Environment
     Despite a reported softening economy, the revenue environment remained strong during the first quarter of 2008, as our mainline and Express passenger revenue per available seat mile (“PRASM”) was 11.90 cents, a 4.1% improvement as compared to mainline and Express PRASM of 11.43 cents in the first quarter of 2007. This improvement in mainline PRASM was driven by: (1) reductions in industry capacity and continued capacity discipline, which has better matched supply with passenger demand; (2) a rational industry pricing environment; (3) fare increases in certain markets; and (4) continued rationalization of our route network that eliminated capacity on our weakest routes.
Cost Control
     During the first quarter of 2008, our mainline cost per available seat mile (“CASM”) increased 16.7% to 12.56 cents from 10.76 cents in the first quarter of 2007. As discussed above, record high fuel prices contributed 1.53 cents or 85% of this CASM increase. The remaining increase in CASM was largely due to higher costs associated with the continuation of our operational improvement plan, which as discussed below under “Customer Service,” has yielded significant improvement in reliability. Additionally, the impact on costs of our continued reduction in capacity, which decreased 1.2% period over period, contributed to the CASM increase as well as an increase in maintenance expenses due to an increase in the number of engine and landing gear overhauls performed in the 2008 period as compared to the 2007 period. We anticipate we will be able to reduce operating costs associated with our operational improvement plan on a go-forward basis in 2008 as we achieve our desired level of reliability. See “US Airways Group’s Results of Operations” below for analysis related to CASM. While increased period over period, we believe our mainline CASM will remain competitive with the low-cost carriers and among the lowest of the traditional legacy carriers.

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
Liquidity Position
     As of March 31, 2008, we had cash, cash equivalents and investments in marketable securities totaling $2.83 billion, of which $2.37 billion was unrestricted. Investments in marketable securities include $295 million of auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets.
     In the first quarter of 2008, we completed financing transactions valued at $233 million, including a loan agreement for $145 million to refinance certain aircraft equipment notes and a credit facility agreement for $88 million to finance certain pre-delivery deposits required by US Airways’ purchase agreements with Airbus.
     Our financing transactions in 2007 and 2008 have improved liquidity by reducing near term principal payments and allowing us to reduce our borrowing costs. As a result, we do not have any material debt payments until 2014.
2008 Outlook
     The airline industry has entered another challenging period due to extremely high fuel prices. Due to the airline industry’s heavy reliance on jet fuel, the increases in fuel prices during the quarter have a material impact on the profitability of the industry. In recent weeks four smaller U.S. airlines filed for bankruptcy protection, and three of these airlines immediately ceased operations and are in the process of liquidation.
     The revenue environment remained strong during the first quarter of 2008, but increases in PRASM were not able to offset the increases in fuel costs. Mainline and Express fuel costs during first quarter represented 35.3% of our total operating expenses. The average mainline and Express fuel cost per gallon for the first quarter of 2008 was $2.89 compared to $2.21 for the full year of 2007. We estimate that a one cent per gallon increase in fuel prices results in a $16 million increase in annual expense. Based on current fuel prices, we are forecasting an increase in full year 2008 fuel expense, net of realized gains on fuel hedging transactions as compared to 2007 of $1.5 billion.
     In the event this environment continues through the remainder of 2008, including the current fuel curve and current industry capacity levels, we would expect to post a loss for the full year 2008. In addition to continuing to exercise tight cost controls and minimize unnecessary capital expenditures to drive down expenses, we are also taking proactive steps to help mitigate the high fuel prices by reducing mainline capacity when compared to 2007 by approximately two to four percent in the second half of this year. We believe we are well positioned due to our current cash position and the debt restructurings completed over the past two years.

Customer Service
     Throughout 2007 and in 2008, we implemented several initiatives which are ongoing to improve operational performance, including lengthening the operating day at our hubs, lowering utilization and increasing the number of designated spare aircraft in order to ensure operational reliability. The implementation of these along with other performance improvement initiatives resulted in an improved trend in operational performance.
     We reported the following combined operating statistics to the U.S. Department of Transportation (“DOT”) for mainline operations for the first quarter of 2008 and 2007:

	2008			2007			Percent Change 2008-2007
	January	February	March	January	February	March	January	February	March
On-time performance (a)	79.5	76.3	79.1	71.8	60.0	55.5	10.7	27.2	42.5
Completion factor (b)	98.3	98.0	98.5	98.5	96.2	97.1	(0.2)	1.9	1.4
Mishandled baggage (c)	7.35	6.96	7.03	7.52	9.41	10.93	(2.3)	(26.0)	(35.7)
Customer complaints (d)	2.32	2.28	2.62	1.04	2.06	4.43	nm	10.7	(40.9)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.
     We finished in the top three for on-time performance among the ten largest U.S. airlines for three consecutive months (December 2007 through February 2008). The March DOT operating statistics have not yet been released as of the date of this report. Our rate of mishandled bags improved dramatically from 10.93 in March 2007, the worst rate of mishandled bags in any month of 2007, to 7.03 in March 2008. Our rate of customer complaints also improved from 4.43 in March 2007 to 2.62 in March 2008.
Other Developments
     In April 2008, US Airways and the International Association of Machinists (“IAM”) District 142 ratified a new unified agreement that moves all 3,300 of US Airways’ maintenance and related employees to one labor contract. The new contract moves pre-merger AWA maintenance and related employees to the higher pay scales of the pre-merger US Airways labor contract and modifies the existing US Airways labor agreement in ways that are mutually beneficial to IAM mechanic and related employees and US Airways. This agreement is expected to increase 2008 operating expenses by approximately $20 million. The new contract becomes amendable on December 31, 2011. Also in April 2008, the IAM District 142 reached a tentative agreement that moves all 40 of US Airways’ maintenance training instructors to one labor contract. If ratified, the contract would become amendable on December 31, 2011.
     In April 2008, US Airways and the IAM District 141 reached a tentative agreement on a new unified agreement for our 7,700 fleet services employees. The tentative agreement moves pre-merger AWA fleet service employees to the terms of the pre-merger US Airways contract and modifies the existing US Airways agreement in ways that mutually benefit the employees and US Airways. If ratified, the contract would become amendable on December 31, 2011.
     In April 2008, we entered into the Second Amendment to the Merchant Services Bankcard Agreement with Chase Alliance Partners, LLC and JPMorgan Chase Bank, N.A. (collectively, “Chase”), which amends the Merchant Services Bankcard Agreement between us and Chase dated April 16, 2003. The amendment extends the term of the agreement, reduces the pricing to better reflect our transaction volume, adjusts the payment terms related to card-processing fees, provides for the reduction in collateral requirements for the reserve account required to be maintained by us, and continues to grant Chase the right to increase or decrease the amount held in the reserve account upon the occurrence of certain events. In accordance with the terms of this agreement, we expect $67 million of the $182 million held by Chase as of March 31, 2008 will be released from its reserve account due to reduced collateral requirements. Collateral held in the reserve account is classified as restricted cash on our condensed consolidated balance sheets.

US Airways Group’s Results of Operations
     In the three months ended March 31, 2008, we realized an operating loss of $196 million and a loss before income taxes of $236 million. Included in these results is $117 million of net gains associated with fuel hedging transactions. This includes $81 million of net realized gains on settled hedge transactions as well as $36 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. We are required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $36 million discussed above, would have been deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. The first quarter of 2008 operating results also include $26 million of net special charges due to merger related transition expenses. Nonoperating expense in the 2008 period includes $13 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary as well as a $2 million write-off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt.
     In the three months ended March 31, 2007, we realized operating income of $116 million and income before taxes of $69 million. Included in these results is $54 million of net gains associated with fuel hedging transactions. This includes $90 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $36 million of net realized losses on settled hedge transactions. The first quarter of 2007 operating results also include $39 million of net special charges due to merger related transition expenses. Nonoperating expense in the 2007 period includes an $18 million write-off of debt issuance costs in connection with the refinancing of the $1.25 billion GE loan in March 2007.
     At December 31, 2007, we had approximately $761 million of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $649 million was available to reduce federal taxable income in the calendar year 2008. The NOL expires during the years 2022 through 2025. Our net deferred tax asset, which includes the $649 million of NOL discussed above, has been subject to a full valuation allowance. We also had approximately $63 million of tax affected state NOL at December 31, 2007.
     We would expect to post a loss for the full year 2008, presuming the present industry environment continues, including the current fuel curve and current industry capacity levels, and accordingly, have not recorded a tax provision in the first quarter of 2008.
     We recognized $3 million of income tax expense for the three months ended March 31, 2007. This included $1 million of non-cash tax expense as we utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. We recorded Alternative Minimum Tax liability (“AMT”) expense of $1 million for the three months ended March 31, 2007. In most cases the recognition of AMT does not result in tax expense. However, because our net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. For the three months ended March 31, 2007, we also recorded $1 million of state income tax expense related to certain states where NOL was not available or limited.

     The table below sets forth our selected combined mainline operating data:

	Three Months Ended		Percent
	March 31,		Change
	2008	2007	2008-2007
Revenue passenger miles (millions) (a)	14,489	14,418	0.5
Available seat miles (millions) (b)	18,335	18,556	(1.2)
Passenger load factor (c)	79.0	77.7	1.3	pts
Yield (d)	13.48	13.22	2.0
Passenger revenue per available seat mile (e)	10.65	10.27	3.7
Operating cost per available seat mile (f)	12.56	10.76	16.7
Passenger enplanements (thousands) (g)	13,536	13,980	(3.2)
Aircraft at end of period	357	356	0.3
Block hours (h)	327,330	334,947	(2.3)
Average stage length (miles) (i)	937	912	2.8
Average passenger journey (miles) (j)	1,517	1,461	3.8
Fuel consumption (gallons in millions)	285.5	291.9	(2.2)
Average aircraft fuel price including related taxes (dollars per gallon)	2.88	1.88	52.9
Full time equivalent employees at end of period	34,684	34,613	0.2

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements -The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.
Three Months Ended March 31, 2008
Compared with the
Three Months Ended March 31, 2007
     Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,953	$1,906	2.5
Express passenger	657	609	7.9
Cargo	36	37	(0.8)
Other	194	180	7.1

Total operating revenues	$2,840	$2,732	3.9

     Total operating revenues for the three months ended March 31, 2008 were $2.84 billion as compared to $2.73 billion for the 2007 period. Mainline passenger revenues were $1.95 billion in the first quarter of 2008, as compared to $1.91 billion for the 2007 period.

RPMs increased 0.5% as mainline capacity, as measured by ASMs, decreased 1.2%, resulting in a 1.3 point increase in load factor to 79%. Passenger yield increased 2% to 13.48 cents in the first quarter of 2008 from 13.22 cents in the first quarter of 2007. PRASM increased 3.7% to 10.65 cents in the first quarter of 2008 from 10.27 cents in the first quarter of 2007. Despite reports of a softening economy, yield and PRASM increased in the first quarter of 2008 due principally to continued strong passenger demand, continued capacity and pricing discipline and fare increases in certain markets during the 2008 period.
     Express passenger revenues were $657 million for the first quarter of 2008, an increase of $48 million from the 2007 period. Express capacity, as measured by ASMs, increased 4.4% in the first quarter of 2008. Express RPMs increased by 4.3% on higher capacity resulting in a 0.1 point decrease in load factor to 69%. Passenger yield increased by 3.5% to 26.46 cents in the first quarter of 2008 from 25.57 cents in the first quarter of 2007. PRASM increased 3.4% to 18.27 cents in the first quarter of 2008 from 17.66 cents in the first quarter of 2007. Increases in Express yield and PRASM are a result of the same industry conditions impacting our mainline operations discussed above.
     Cargo revenues were $36 million for the first quarter of 2008, consistent with the first quarter of 2007. Other revenues were $194 million for the first quarter of 2008, an increase of $14 million from the 2007 period due to an increase in revenues associated with our frequent traveler program.
     Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$823	$550	49.5
Loss (gain) on fuel hedging instruments, net:
Realized	(81)	36	nm
Unrealized	(36)	(90)	(60.1)
Salaries and related costs	563	527	6.7
Aircraft rent	178	180	(0.8)
Aircraft maintenance	213	165	28.7
Other rent and landing fees	145	128	13.4
Selling expenses	104	106	(1.8)
Special items, net	26	39	(34.2)
Depreciation and amortization	50	44	13.7
Other	317	311	2.4

Total mainline operating expenses	2,302	1,996	15.3
Express expenses:
Fuel	249	153	62.3
Other	485	467	3.9

Total operating expenses	$3,036	$2,616	16.0

     Total operating expenses were $3.04 billion in the first quarter of 2008, an increase of $420 million or 16% compared to the 2007 period. Mainline operating expenses were $2.3 billion in the first quarter of 2008, an increase of $306 million or 15.3% from the 2007 period, while ASMs decreased 1.2%. Mainline CASM increased 16.7% to 12.56 cents in the first quarter of 2008 from 10.76 cents in the first quarter of 2007. The period over period increase in CASM was driven principally by increases in aircraft fuel costs ($273 million), aircraft maintenance ($48 million) and salaries and related costs ($36 million). These increases were offset in part by an increase in the net gain on fuel hedging instruments ($63 million).

     The table below sets forth the major components of our mainline CASM for the three months ended March 31, 2008 and 2007:

			Percent
	2008	2007	Change
	(In cents)
Mainline:
Aircraft fuel and related taxes	4.49	2.96	51.3
Gain on fuel hedging instruments, net	(0.64)	(0.29)	nm
Salaries and related costs	3.07	2.84	8.0
Aircraft rent	0.97	0.97	—
Aircraft maintenance	1.16	0.89	30.2
Other rent and landing fees	0.79	0.69	14.7
Selling expenses	0.57	0.57	—
Special items, net	0.14	0.21	(33.4)
Depreciation and amortization	0.27	0.24	15.1
Other	1.74	1.68	3.6

	12.56	10.76	16.7

Significant changes in the components of operating expense per ASM are explained as follows:
•	Aircraft fuel and related taxes per ASM increased 51.3% due primarily to a 52.9% increase in the average price per gallon of fuel to $2.88 in 2008 from $1.88 in 2007.

•	Gain on fuel hedging instruments, net per ASM increased from a gain of 0.29 cents in the first quarter of 2007 to a gain of 0.64 cents in the first quarter of 2008 as a result of a period over period increase in the fair market value of costless collar transactions.

•	Salaries and related costs per ASM increased 8% due principally to an increase in employee benefit expenses as a result of higher medical claim costs due to general inflationary increases, and contractual rate increases among certain unionized employee groups as well as expenses associated with our operational improvement plan that commenced in the second quarter of 2007.

•	Aircraft maintenance expense per ASM increased 30.2% due principally to increases in the number of engine and landing gear overhauls performed in the 2008 period as compared to the 2007 period.

•	Other rent and landing fees expense per ASM increased 14.7% due primarily to reductions in annually determined rent credits received at certain airport stations as well as increases in rental rates at certain airport stations in the 2008 period as compared to the 2007 period.

•	Depreciation and amortization expense per ASM increased 15.1% due primarily to an increase in depreciation of owned aircraft as a result of the acquisition of eight Embraer 190 aircraft subsequent to the first quarter of 2007 and three Embraer 190 aircraft in the first quarter of 2008.
     Total Express expenses increased 18.3% in the first quarter of 2008 to $734 million from $620 million in the 2007 period, as Express fuel costs increased $96 million and other Express expenses increased $18 million. The average fuel price per gallon increased 59.4% from $1.82 in the 2007 period to $2.90 in the 2008 period. Other Express operating expenses increased as a result of a 4.4% increase in Express capacity.
     Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)
Nonoperating income (expense):
Interest income	$29	$40	(28.8)
Interest expense, net	(60)	(71)	(15.6)
Other, net	(9)	(16)	(46.8)

Total nonoperating expense, net	$(40)	$(47)	(14.3)

     We had net nonoperating expense of $40 million in the first quarter of 2008 as compared to $47 million in the first quarter of 2007. Interest income decreased $11 million in the 2008 period due to lower average investment balances and lower rates of return. Interest expense, net decreased $11 million due primarily the repayment of the Barclays Bank of Delaware prepaid miles loan in March 2007 as well as reductions in average interest rates associated with variable rate debt as compared to the 2007 period. The 2008 period includes net other nonoperating expense of $9 million primarily related to $13 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary as well as a $2 million write-off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset in part by $8 million in gains on forgiveness of debt. Net other nonoperating expense in the 2007 period includes an $18 million write off of debt issuance costs in connection with the refinancing of the GE loan in March 2007.
US Airways’ Results of Operations
     On September 26, 2007, as part of the integration efforts following the merger of US Airways Group and America West Holdings in September 2005, AWA surrendered its FAA operating certificate. As a result, all mainline airline operations are now being conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed one hundred percent of its equity interest in America West Holdings to US Airways. As a result, America West Holdings and its wholly owned subsidiary AWA are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways. This transaction constituted a transfer of assets between entities under common control.
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
     In the three months ended March 31, 2008, US Airways realized an operating loss of $193 million and a loss before income taxes of $224 million. Included in these results is $117 million of net gains associated with fuel hedging transactions. This includes $81 million of net realized gains on settled hedge transactions as well as $36 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. US Airways is required to use mark-to-market accounting as its existing fuel hedging instruments do not meet the requirements for hedge accounting established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $36 million discussed above, would have been deferred in other comprehensive income, a component of stockholder’s equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. The first quarter of 2008 operating results also include $26 million of net special charges due to merger related transition expenses. Nonoperating expense in the 2008 period includes $13 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary as well as a $2 million write-off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt.
     In the three months ended March 31, 2007, US Airways realized operating income of $130 million and income before income taxes of $107 million. Included in these results is $54 million of net gains associated with fuel hedging transactions. This includes $90 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $36 million of net realized losses on settled hedge transactions. The first quarter of 2007 operating results also include $39 million of net special charges due to merger related transition expenses.
     At December 31, 2007, US Airways had approximately $761 million of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $649 million was available to reduce federal taxable income in the calendar year 2008. The NOL expires during the years 2022 through 2025. US Airways’ net deferred tax asset, which includes the $649 million of NOL discussed above, has been subject to a full valuation allowance. US Airways also had approximately $60 million of tax affected state NOL at December 31, 2007.
     US Airways would expect to post a loss for the full year 2008, presuming the present industry environment continues, including the current fuel curve and current industry capacity levels, and accordingly, has not recorded a tax provision in the first quarter of 2008.

     US Airways recognized $3 million of income tax expense for the three months ended March 31, 2007. This included $1 million of non-cash tax expense as US Airways utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. US Airways recorded AMT expense of $1 million for the three months ended March 31, 2007. In most cases the recognition of AMT does not result in tax expense. However, because US Airways’ net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. For the three months ended March 31, 2007, US Airways also recorded $1 million of state income tax expense related to certain states where NOL was not available or limited.
     The table below sets forth selected mainline operating data for US Airways:

	Three Months Ended		Percent
	March 31,		Change
	2008	2007	2008-2007
Revenue passenger miles (millions) (a)	14,489	14,418	0.5
Available seat miles (millions) (b)	18,335	18,556	(1.2)
Passenger load factor (c)	79.0	77.7	1.3	pts
Yield (d)	13.48	13.22	2.0
Passenger revenue per available seat mile (e)	10.65	10.27	3.7
Aircraft at end of period	357	356	0.3

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.
Three Months Ended March 31, 2008
Compared with the
Three Months Ended March 31, 2007
     Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,953	$1,906	2.5
Express passenger	657	609	7.9
Cargo	36	37	(0.8)
Other	221	209	5.7

Total operating revenues	$2,867	$2,761	3.8

     Total operating revenues for the three months ended March 31, 2008 were $2.87 billion as compared to $2.76 billion for the 2007 period. Mainline passenger revenues were $1.95 billion in the first quarter of 2008, as compared to $1.91 billion for the 2007 period. RPMs increased 0.5% as mainline capacity, as measured by ASMs, decreased 1.2%, resulting in a 1.3 point increase in load factor to 79%. Passenger yield increased 2% to 13.48 cents in the first quarter of 2008 from 13.22 cents in the first quarter of 2007. PRASM increased 3.7% to 10.65 cents in the first quarter of 2008 from 10.27 cents in the first quarter of 2007. Despite reports of a softening economy, yield and PRASM increased in the first quarter of 2008 due principally to continued strong passenger demand, continued capacity and pricing discipline and fare increases in certain markets during the 2008 period.

     Express passenger revenues were $657 million for the first quarter of 2008, an increase of $48 million from the 2007 period. Express capacity, as measured by ASMs, increased 4.4% in the first quarter of 2008. Express RPMs increased 4.3% on higher capacity resulting in a 0.1 point decrease in load factor to 69%. Passenger yield increased 3.5% to 26.46 cents in the first quarter of 2008 from 25.57 cents in the first quarter of 2007. PRASM increased 3.4% to 18.27 cents in the first quarter of 2008 from 17.66 cents in the first quarter of 2007. Increases in Express yield and PRASM are a result of the same industry conditions impacting US Airways’ mainline operations discussed above.
     Cargo revenues were $36 million for the first quarter of 2008, consistent with the first quarter of 2007. Other revenues were $221 million for the first quarter of 2008, an increase of $12 million from the 2007 period due to an increase in revenues associated with US Airways’ frequent traveler program.
     Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$823	$550	49.5
Loss (gain) on fuel hedging instruments, net:
Realized	(81)	36	nm
Unrealized	(36)	(90)	(60.1)
Salaries and related costs	563	527	6.7
Aircraft rent	178	180	(0.8)
Aircraft maintenance	213	165	28.7
Other rent and landing fees	145	128	13.4
Selling expenses	104	106	(1.8)
Special items, net	26	39	(34.2)
Depreciation and amortization	52	46	13.0
Other	315	307	2.9

Total mainline operating expenses	2,302	1,994	15.4
Express expenses:
Fuel	249	153	62.3
Other	509	484	5.2

Total operating expenses	$3,060	$2,631	16.3

     Total operating expenses were $3.06 billion in the first quarter of 2008, an increase of $429 million or 16.3% compared to the 2007 period. Mainline operating expenses were $2.3 billion in the first quarter of 2008, an increase of $308 million or 15.4% from the 2007 period. The period over period increase in mainline operating expenses was driven principally by increases in aircraft fuel costs ($273 million), aircraft maintenance ($48 million) and salaries and related costs ($36 million). These increases were offset in part by an increase in the net gain on fuel hedging instruments ($63 million).
     Significant changes in the components of mainline operating expenses are as follows:
•	Aircraft fuel and related taxes increased 49.5% due primarily to a 52.9% increase in the average price per gallon of fuel to $2.88 in 2008 from $1.88 in 2007.

•	Loss (gain) on fuel hedging instruments, net increased from a gain of $54 million in the first quarter of 2007 to a gain of $117 million in the first quarter of 2008 as a result of a period over period increase in the fair market value of the costless collar transactions.

•	Salaries and related costs increased 6.7% due principally to an increase in employee benefit expenses as a result of higher medical claim costs due to general inflationary increases, and contractual rate increases among certain unionized employee groups as well as expenses associated with US Airways’ operational improvement plan that commenced in the second quarter of 2007.

•	Aircraft maintenance expense increased 28.7% due principally to increases in the number of engine and landing gear overhauls performed in the 2008 period as compared to the 2007 period.

•	Other rent and landing fees expense increased 13.4% due primarily to reductions in annually determined rent credits received at certain airport stations as well as increases in rental rates at certain airport stations in the 2008 period as compared to the 2007 period.
•	Depreciation and amortization expense increased 13% due primarily to an increase in depreciation of owned aircraft as a result of the acquisition of eight Embraer 190 aircraft subsequent to the first quarter of 2007 and three Embraer 190 aircraft in the first quarter of 2008.
     Total Express expenses increased 18.9% in the first quarter of 2008 to $758 million from $637 million in the 2007 period, as Express fuel costs increased $96 million and other Express expenses increased $25 million. The average fuel price per gallon increased 59.4% from $1.82 in the 2007 period to $2.90 in the 2008 period. Other Express operating expenses increased as a result of a 4.4% increase in Express capacity.
     Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)
Nonoperating income (expense):
Interest income	$29	$40	(28.8)
Interest expense, net	(52)	(65)	(19.9)
Other, net	(8)	2	nm

Total nonoperating expense, net	$(31)	$(23)	43.5

     US Airways had net nonoperating expense of $31 million in the first quarter of 2008 as compared to $23 million in the first quarter of 2007. Interest income decreased $11 million in the 2008 period due to lower average investment balances and lower rates of return. Interest expense, net decreased $13 million due to the repayment by US Airways Group of the Barclays Bank of Delaware prepaid miles loan in March 2007 as well as reductions in average interest rates associated with variable rate debt as compared to the 2007 period. The 2008 period includes net other nonoperating expense of $8 million primarily related to $13 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary as well as a $2 million write-off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset in part by $8 million in gains on forgiveness of debt.

Liquidity and Capital Resources
     As of March 31, 2008, our cash, cash equivalents, and investments in marketable securities and restricted cash were $2.83 billion, of which $2.37 billion was unrestricted. Our investments in marketable securities include $295 million of investments in auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets.
Investments in Marketable Securities
     The par value of these auction rate securities totals $411 million as of March 31, 2008. Contractual maturities for these auction rate securities are greater than eight years with an interest reset date approximately every 28 days. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these auction rate securities no longer approximates par value.
     Given the complexity of our investments in auction rate securities, we engaged an investment advisor to assist us in determining the fair values of our investments. With the assistance of our advisor, we estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
     We concluded that the fair value of these auction rate securities at March 31, 2008 was $295 million, a decline of $116 million from par value and $58 million from the fair value at December 31, 2007. Of the decline in fair value from December 31, 2007, $49 million of unrealized losses were deemed temporary as we believe the decline in fair value is due to general market conditions. Based upon our evaluation of available information, we believe these investments are of high credit quality, as substantially all of the investments carry a AAA credit rating, and approximately 30% of the par value of these auction rate securities is insured. In addition, we have the intent and ability to hold these investments until anticipated recovery in fair value occurs. Accordingly, we have recorded an unrealized loss on these securities of $49 million in other comprehensive income. As of March 31, 2008, the accumulated unrealized losses in other comprehensive income total $93 million related to these auction rate securities.
     In the first quarter of 2008, we also recorded a $13 million impairment charge in other nonoperating expense, net related to two auction rate securities due to significant declines in fair value during the quarter. Our conclusion for the other than temporary impairment for the first security is based on a substantial downgrade in the security’s credit rating from AA to B during the first quarter of 2008 resulting in a total impairment charge of $11 million, of which $4 million represented the reclassification of previously recorded unrealized losses in other comprehensive income. Our conclusion for the other than temporary impairment for the second security is based on a substantial increase in the associated default risk of this security during the first quarter of 2008, which resulted in the remaining $2 million of impairment charge. The following table details the fair value adjustments to our auction rate securities during the first quarter of 2008 (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2007	$353
Unrealized losses recorded to other comprehensive income	(49)
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	4
Impairment losses included in other nonoperating expense, net	(13)

Balance at March 31, 2008	$295

     We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or impairment charges in future periods.
     We intend and have the ability to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-

term marketable securities balances of $2.07 billion at March 31, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.
Credit Card Processing Agreement
     In April 2008, we entered into the Second Amendment to the Merchant Services Bankcard Agreement with Chase Alliance Partners, LLC and JPMorgan Chase Bank, N.A. (collectively, “Chase”), which amends the Merchant Services Bankcard Agreement between us and Chase dated April 16, 2003. The amendment extends the term of the agreement, reduces the pricing to better reflect our transaction volume, adjusts the payment terms related to card-processing fees, provides for the reduction in collateral requirements for the reserve account required to be maintained by us, and continues to grant Chase the right to increase or decrease the amount held in the reserve account upon the occurrence of certain events. In accordance with the terms of this agreement, we expect $67 million of the $182 million held by Chase as of March 31, 2008 will be released from its reserve account due to reduced collateral requirements. Collateral held in the reserve account is classified as restricted cash on our condensed consolidated balance sheets.
Sources and Uses of Cash
     US Airways Group
     Net cash used in operating activities was $25 million compared to net cash provided by operating activities of $299 million for the first three months of 2008 and 2007, respectively, a decrease of $324 million. The decrease is a result of a net loss of $236 million in the 2008 period as compared to net income of $66 million in the 2007 period. The first quarter 2008 results were significantly impacted by record high fuel prices, and our mainline and Express fuel expense for the first quarter of 2008 was $369 million higher than the 2007 period on slightly lower capacity.
     Net cash used in investing activities was $117 million and $532 million for the first three months of 2008 and 2007, respectively. Principal investing activities in the 2008 period included purchases of property and equipment totaling $150 million, including the purchase of three Embraer 190 aircraft and a $36 million increase in equipment purchase deposits for certain aircraft, all of which was offset in part by net proceeds from sales of investments in marketable securities of $61 million. Principal investing activities in the 2007 period included purchases of property and equipment totaling $86 million, including the purchase of one Embraer 190 aircraft, net purchases of investments in marketable securities of $405 million, an increase in restricted cash of $70 million, all of which was offset in part by $31 million in proceeds from the sale of investment in Sabre Holdings Corporation. The change in the restricted cash balances for the 2007 period is due to changes in reserves required under an agreement for processing credit card transactions.
     Net cash provided by financing activities was $99 million compared to net cash used in financing activities of $12 million for the first three months of 2008 and 2007, respectively. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $251 million, in part to finance the acquisition of three Embraer 190 aircraft and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $149 million, including $97 million related to the refinancing discussed above. Principal financing activities in the 2007 period included proceeds from the issuance of debt of $1.62 billion related to the Citicorp credit facility and the acquisition of property and equipment. Debt repayments were $1.63 billion and, using the proceeds from the Citicorp credit facility, included the repayment in full of the outstanding balance on the $1.25 billion GE loan, the prepayment of miles by Barclays Bank Delaware of $325 million and the repayment of the outstanding balance under a General Electric Capital Corporation (“GECC”) credit facility of $19 million.
     US Airways
     Net cash used in operating activities was $51 million compared to net cash provided by operating activities of $312 million for the first three months of 2008 and 2007, respectively, a decrease of $363 million. The decrease is a result of a net loss of $224 million in the 2008 period as compared to net income of $104 million in the 2007 period. The first quarter 2008 results were significantly impacted by record high fuel prices, and our mainline and Express fuel expense for the first quarter of 2008 was $369 million higher than the 2007 period on slightly lower capacity.
     Net cash used in investing activities was $104 million and $526 million for the first three months of 2008 and 2007, respectively. Principal investing activities in the 2008 period included purchases of property and equipment totaling $137 million, including the purchase of three Embraer 190 aircraft, a $36 million increase in equipment purchase deposits for certain aircraft, all of which was offset in part by net proceeds from sales of investments in marketable securities of $61 million. Principal investing activities in the 2007 period included purchases of property and equipment totaling $80 million, including the purchase of one Embraer 190 aircraft, net purchases of investments in marketable securities of $405 million, an increase in restricted cash of $70 million, all of which was offset in part by $31 million in proceeds from the sale of investment in Sabre Holdings Corporation. The change in the restricted cash balances for the 2007 period is due to changes in reserves required under an agreement for processing credit card transactions.
     Net cash provided by financing activities was $114 million compared to net cash used in financing activities of $32 million for the first three months of 2008 and 2007, respectively. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $251 million, in part to finance the acquisition of three Embraer 190 aircraft and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $134 million, including $97 million related to the refinancing discussed above. Principal financing activities in the 2007 period included proceeds from the issuance of debt of $22 million to finance the acquisition of property and equipment, and total debt repayments were $54 million.
Commitments
     As of March 31, 2008, we had $3.36 billion of long-term debt (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2007 Form 10-K.
  Financing Transactions
     On February 1, 2008, US Airways entered into a loan agreement for $145 million, secured by six Bombardier CRJ-700 aircraft, three Boeing 757 aircraft and one spare engine. The loan bears interest at a rate of LIBOR plus an applicable margin and is amortized over ten years. The proceeds of the loan were used to repay $97 million of the equipment notes previously secured by the six Bombardier CRJ-700 aircraft and three Boeing 757 aircraft.
     On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of March 31, 2008, the outstanding balance of this credit facility agreement is $24 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered or at the final maturity date of the loan in November 2010.
  Aircraft and Engine Purchase Commitments
     In the first quarter of 2008, we took delivery of three Embraer 190 aircraft, which we financed through a facility agreement. The facility bears interest at a rate of LIBOR plus a margin and contains default and other covenants that are typical in the industry for similar financings. We have 11 Embraer E190 firm aircraft remaining to be delivered under our Amended and Restated Purchase Agreement with Embraer. We expect to take delivery of these aircraft in 2008. In April 2008, we further amended the Amended and Restated Purchase Agreement to revise the delivery schedule for the additional 32 Embraer 190 aircraft.
     In 2007, US Airways and Airbus executed definitive purchase agreements for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 widebody aircraft, comprised of 22 Airbus A350 Xtra Wide Body (“XWB”) aircraft and ten Airbus A330-200 aircraft. These are in addition to the 37 single-aisle A320 family aircraft from the previous Airbus purchase agreement. We are scheduled to begin taking delivery of the A320 family aircraft in 2008. Deliveries of the A330 aircraft will begin in 2009 and deliveries of the A350-XWB aircraft will begin in 2014. We also modified our A330 Purchase Agreement with Airbus to add five additional A330-200 firm aircraft to our existing order, and agreed to terms with an aircraft lessor to lease two more A330-200 aircraft, bringing the total number of widebody aircraft we are set to take delivery of to 39. On January 11, 2008, US Airways and Airbus entered into Amendment No. 1 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement. The amendment provides for the conversion of 13 A319 aircraft to A320 aircraft, one A319 aircraft to an A321 aircraft and 11 A320 aircraft to A321 aircraft for deliveries during 2009 and 2010.
     In January 2008, US Airways executed a purchase agreement with International Aero Engines (“IAE”) which provides for the purchase by US Airways of eight new V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet.
     Under all of the aircraft and engine purchase agreements discussed above, our total future commitments as of March 31, 2008 to Embraer, Airbus and IAE are expected to be approximately $7.39 billion through 2017, which includes predelivery deposits and payments. We expect to fund these payments through future financings.

  Covenants and Credit Rating
     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.” As of March 31, 2008, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
     Our credit ratings, like those of most airlines, are relatively low, with S&P’s assessment of the issuer credit rating for us and US Airways at B- and our senior unsecured debt rating at CCC. Fitch’s ratings for our long-term debt and senior unsecured debt are B- and CCC, respectively. Moody’s has rated our long-term corporate family rating at B3 and our senior unsecured debt rating at Caa1. A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.
Off-Balance Sheet Arrangements
     An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development arrangements with us.
     There have been no material changes in our off-balance sheet arrangements as set forth in our 2007 Form 10-K.
Contractual Obligations
     The following table provides details of our future cash contractual obligations as of March 31, 2008 (in millions):

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$16	$16	$16	$16	$1,594	$1,658
Interest obligations (3)	71	94	93	92	91	165	606
Aircraft related and other commitments	352	36	—	—	—	—	388
US Airways (4)
Debt and capital lease obligations	76	148	105	120	126	1,130	1,705
Interest obligations (3)	86	107	98	90	82	315	778
Aircraft purchase and operating lease commitments	1,084	2,286	2,264	2,118	1,574	6,166	15,492
Regional capacity purchase agreements (5)	815	1,124	1,158	1,193	1,043	4,799	10,132
Other US Airways Group subsidiaries (6)	8	7	2	1	1	1	20

Total	$2,492	$3,818	$3,736	$3,630	$2,933	$14,170	$30,779

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Includes $74 million aggregate principal amount of 7% senior convertible notes due 2020 issued by US Airways Group and the $1.6 billion Citicorp credit facility due March 23, 2014.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of March 31, 2008.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(6)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
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
Critical Accounting Policies and Estimates
     In the first quarter of 2008, there were no significant changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2007 Form 10-K except as discussed below.
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
     At March 31, 2008, the goodwill balance was $622 million, which represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. We tested goodwill for impairment during the fourth quarter of 2007. At that time, we concluded that the fair value of the reporting unit was in excess of the carrying value. Our next annual impairment test is scheduled to be performed on October 1, 2008.
     Given the current market conditions in which we operate, we evaluated whether events (“triggering events”) had occurred during the first quarter that would require us to perform an interim period goodwill impairment test in accordance with SFAS No. 142. It is our conclusion that as of end of the first quarter no events or change in circumstances have occurred that would more likely than not reduce the fair value of our net assets below their carrying value. Our conclusion is based on the fact that while fuel costs have risen, they have continued to be volatile during the quarter and our revenue environment has remained strong with future revenue trends remaining positive. In addition, our financial results during the first quarter are consistent with forecasts used during the annual impairment test performed in 2007 and we only plan to reduce capacity by two to four percent in the second half of 2008. Accordingly, we do not believe a triggering event has occurred in the first quarter of 2008 that requires us to perform an interim period goodwill impairment test. We will continue to monitor the factors described above. Adverse changes in these factors such as continued record high fuel prices, a weakening revenue environment or significant sustained declines in our stock price could result in us recording a non cash charge for a partial or total impairment of our $622 million goodwill balance. This non cash charge would not impact our cash balance or ongoing financial performance.

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We adopted SFAS No. 157 on January 1, 2008, which had no effect on our condensed consolidated financial statements.
     On January 1, 2008, we adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the employer’s balance sheet date. We previously measured its other postretirement benefit obligations as of September 30 each year. As a result of the adoption of the measurement date provisions, we recorded a $2 million increase to its postretirement benefit liability and a $2 million increase to accumulated deficit, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008. The adoption of the measurement provisions of SFAS No. 158 had no effect on our condensed consolidated statements of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the requirements of SFAS No. 161 and have not yet determined the impact, if any, on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
     Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel) and interest rate risk. Our exposure to market risk from changes in commodity prices and interest rates has not changed materially from our exposure discussed in our 2007 Form 10-K except as updated below.
Commodity price risk
     As of March 31, 2008, we have entered into costless collars to protect ourself from fuel price risks, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 31% of our remaining projected mainline and Express 2008 fuel requirements at a weighted average collar range of $2.29 to $2.49 per gallon of heating oil or $75.22 to $83.62 per barrel of estimated crude oil equivalent and 2% of our projected mainline and Express 2009 fuel requirements at a weighted average collar range of $2.60 to $2.80 per gallon of heating oil or $86.47 to $94.87 per barrel of estimated crude oil equivalent.
     The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. Further, these instruments do not provide protection from the increases unless heating oil prices exceed the call option price of the costless collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less then heating oil, resulting in a change in fuel expense that is not perfectly offset by the hedge transactions. At March 31, 2008, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $103 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $99 million.
Interest rate risk
     Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable rate debt obligations. At March 31, 2008, our variable-rate long-term debt obligations of approximately $2.25 billion represented approximately 67% of our total long-term debt. If interest rates increased 10% in 2008, the impact on our results of operations would be approximately $13 million of additional interest expense.
     At March 31, 2008, included within our investment portfolio are $295 million of investments in auction rate securities. With the liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of these auction rate securities no longer approximates par value. As of March 31, 2008, we recorded unrealized losses of $49 million in other comprehensive income for auction rate securities with declines in value from December 31, 2007 deemed to be temporary and a $13 million impairment charge related to certain auction rate securities for which we deemed the decline from December 31, 2007 to be other than temporary.
     We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses or impairment charges in future periods.
     We intend and have the ability to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable securities balances of $2.07 billion at March 31, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow, or our ability to fund our operations. Refer to Note 7, “Investments in marketable securities (noncurrent)” in Part 1 Items 1A and 1B, respectively, of this report for additional information.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of March 31, 2008. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2008.
Changes in internal control over financial reporting.
     There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2008.

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
     Our operating results are significantly impacted by changes in the availability or price of aircraft fuel, which in turn are often affected by global events. Fuel prices have increased substantially over the past several years and sharply in the last two quarters, and now stand at a level that fundamentally challenges the economics of the airline industry. Because of the amount of fuel needed to operate the airline, even a relatively small increase in the price of fuel can have a significant aggregate effect on our costs. Due to the competitive nature of the airline industry and market forces, we can offer no assurance that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices. Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability or price of aircraft fuel. In addition, from time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited. See also the discussion in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
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
     Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including Express flight operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers. Recent increases in fuel prices have subjected certain of these third party service providers to strong cost pressures. Any material problems with the efficiency and timeliness of contract services such as might result from financial hardships or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
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
     Our business plan includes assumptions about labor costs going forward. Currently, the labor costs of both US Airways and AWA are very competitive and very similar; however, we cannot assure you that labor costs going forward will remain competitive, because some of our agreements are amendable now and others may become amendable, because competitors may significantly reduce their labor costs or because we may agree to higher-cost provisions in our current labor negotiations. Approximately 85% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. In the United States, there are nine labor groups at US Airways and AWA, and they are represented by five different unions. Some of these labor groups are fully integrated, but others, including the pilots, flight attendants, and fleet service agents, are not. There are also five labor groups represented by four different unions at Piedmont, and five labor groups represented by five different unions at PSA. There are additional unionized groups of US Airways employees abroad.
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
     Several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid (glycol) to local groundwater, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise adversely affect our operations, operating costs or competitive position.
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
     A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part 1, Item 3. Also, changes in the financial markets may increase our costs to obtain funding needed for the acquisition of aircraft that we have contractual commitments to purchase.
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
     Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. The FAA has proposed a far-reaching set of rules governing flight operations at the three major New York airports. Operating caps were recently imposed at JFK and Newark Airport. At LaGuardia Airport, the FAA is proposing withdrawals of operating rights that could then be auctioned off. The new rules could result in dramatic changes to the type and number of services that we offer in the future at LaGuardia. Additional laws, regulations, taxes and policies have been proposed or discussed from time to time, including recent discussions about a “passenger bill of rights,” that, if adopted, could significantly increase the cost of airline operations or reduce revenues. The state of New York’s attempt to adopt such a measure has been successfully challenged by the airline industry. Other states are contemplating similar legislation. Also, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation may increase costs or restrict our operations.
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
     The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until August 31, 2008. Under Vision 100 - Century of Aviation Reauthorization Act, the President may continue the insurance program until December 31, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
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
     Our revenue and results of operations may be adversely affected by global events beyond our control. Wars or other military conflicts, including the war in Iraq, may depress air travel, particularly on international routes. An outbreak of a contagious disease such as Severe Acute Respiratory Syndrome (“SARS”), avian flu, or an other influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry and us by reducing revenues and impacting travel behavior.
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

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 1 dated as of January 11, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*

10.2	Amendment No. 4 dated as of March 14, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A.*

10.3	Amendment No. 2 dated as of March 14, 2008 to Amended and Restated Letter Agreement DCT-022/33 dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: April 24, 2008	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

US Airways, Inc. (Registrant)
Date: April 24, 2008	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 1 dated as of January 11, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*

10.2	Amendment No. 4 dated as of March 14, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A.*

10.3	Amendment No. 2 dated as of March 14, 2008 to Amended and Restated Letter Agreement DCT-022/33 dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.