Form 10-Q
period 2008-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2008-07-25
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
As of July 16, 2008, there were approximately 92,173,934 shares of US Airways Group, Inc. common stock outstanding.
As of July 16, 2008, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2008

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

•	the impact of changes in our business model;

•	our ability to maintain adequate liquidity;

•	changes in prevailing interest rates and increased costs of financing;

•	economic conditions;

•	our ability to obtain and maintain commercially reasonable terms with vendors and service providers and our reliance on those vendors and service providers;

•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;

•	reliance on automated systems and the impact of any failure or disruption of these systems;

•	the impact of industry consolidation;

•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;

•	our ability to attract and retain qualified personnel;

•
the impact of global instability, including the current instability in the Middle East, the continuing impact of the military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events that affect travel behavior;

•	changes in government legislation and regulation, including environmental regulation;

•	our ability to obtain and maintain adequate facilities and infrastructure to operate and grow our route network;

•	costs of ongoing data security compliance requirements and the impact of any data security breach;

•	interruptions or disruptions in service at one or more of our hub airports;

•	the impact of any accident involving our aircraft;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	security-related and insurance costs;

•	weather conditions;

•	the cyclical nature of the airline industry;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	our ability to integrate the management, operations and labor groups of US Airways Group and America West Holdings;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract and retain customers; and

•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(in millions, except share and per share amounts)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Mainline passenger	$2,214	$2,194	$4,167	$4,100
Express passenger	802	737	1,459	1,346
Cargo	38	34	74	70
Other	203	190	396	371

Total operating revenues	3,257	3,155	6,096	5,887
Operating expenses:
Aircraft fuel and related taxes	1,086	658	1,908	1,208
Gain on fuel hedging instruments, net	(382)	(23)	(500)	(78)
Salaries and related costs	571	576	1,134	1,104
Express expenses	822	652	1,556	1,272
Aircraft rent	183	180	361	360
Aircraft maintenance	200	170	413	335
Other rent and landing fees	142	139	287	267
Selling expenses	116	125	220	231
Special items, net	34	27	59	66
Depreciation and amortization	57	46	107	90
Goodwill impairment	622	—	622	—
Other	342	316	662	627

Total operating expenses	3,793	2,866	6,829	5,482

Operating income (loss)	(536)	289	(733)	405
Nonoperating income (expense):
Interest income	21	48	50	88
Interest expense, net	(56)	(69)	(116)	(140)
Other, net	4	3	(5)	(13)

Total nonoperating expense, net	(31)	(18)	(71)	(65)

Income (loss) before income taxes	(567)	271	(804)	340
Income tax provision	—	8	—	11

Net income (loss)	$(567)	$263	$(804)	$329

Earnings (loss) per common share:
Basic earnings (loss) per common share	(6.16)	2.88	(8.73)	3.60
Diluted earnings (loss) per common share	(6.16)	2.77	(8.73)	3.46
Shares used for computation (in thousands):
Basic	92,137	91,477	92,080	91,420
Diluted	92,137	95,613	92,080	95,918
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share amounts)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,717	$1,948
Investments in marketable securities	293	226
Restricted cash	2	2
Accounts receivable, net	564	374
Materials and supplies, net	290	249
Prepaid expenses and other	862	548

Total current assets	3,728	3,347
Property and equipment
Flight equipment	2,704	2,414
Ground property and equipment	772	703
Less accumulated depreciation and amortization	(856)	(757)

	2,620	2,360
Equipment purchase deposits	207	128

Total property and equipment	2,827	2,488
Other assets
Goodwill	—	622
Other intangibles, net	558	553
Restricted cash	460	466
Investments in marketable securities	285	353
Other assets, net	213	211

Total other assets	1,516	2,205

Total assets	$8,071	$8,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$159	$117
Accounts payable	533	366
Air traffic liability	1,286	832
Accrued compensation and vacation	171	225
Accrued taxes	184	152
Other accrued expenses	924	859

Total current liabilities	3,257	2,551
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,205	3,031
Deferred gains and credits, net	142	168
Postretirement benefits other than pensions	138	138
Employee benefit liabilities and other	736	713

Total noncurrent liabilities and deferred credits	4,221	4,050
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized, 92,587,927 and 92,173,934 shares issued and outstanding at June 30, 2008; 92,278,557 and 91,864,564 shares issued and outstanding at December 31, 2007	1	1
Additional paid-in capital	1,554	1,536
Accumulated other comprehensive income (loss)	(48)	10
Accumulated deficit	(901)	(95)
Treasury stock, common stock, 413,993 shares at June 30, 2008 and December 31, 2007	(13)	(13)

Total stockholders’ equity	593	1,439

Total liabilities and stockholders’ equity	$8,071	$8,040

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$96	$646
Cash flows from investing activities:
Purchases of property and equipment	(400)	(201)
Purchases of marketable securities	(284)	(2,017)
Sales of marketable securities	217	906
Proceeds from sale of other investments	1	31
Decrease in long-term restricted cash	6	168
Proceeds from dispositions of property and equipment	—	4
Increase in equipment purchase deposits	(79)	(17)
Other	2	—

Net cash used in investing activities	(537)	(1,126)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(169)	(1,638)
Proceeds from issuance of debt	387	1,666
Deferred financing costs	(8)	(6)
Proceeds from issuance of common stock, net	—	3

Net cash provided by financing activities	210	25

Net decrease in cash and cash equivalents	(231)	(455)
Cash and cash equivalents at beginning of period	1,948	1,116

Cash and cash equivalents at end of period	$1,717	$661

Non-cash investing and financing activities:
Net unrealized loss on available for sale securities	$55	$—
Supplemental information:
Interest paid, net of amounts capitalized	$109	$125
Income taxes paid	—	4
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. As such, the Company did not apply the fair value measurement requirements of SFAS No. 157 for nonfinancial assets and liabilities when performing its goodwill and other assets impairment test as discussed in Note 10, “Impairment.” The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on the Company’s condensed consolidated financial statements. Refer to Note 8, “Fair value measurements” for additional information related to the adoption of SFAS No. 157.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the requirements of FSP APB 14-1 and has not yet determined the impact on the Company’s condensed consolidated financial statements.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP ETIF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Management is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on the Company’s condensed consolidated financial statements.
2. Special items, net
Special items, net as shown on the condensed consolidated statements of operations include the following charges for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Merger related transition expenses (a)	$10	$27	$35	$66
Asset impairment charges (b)	18	—	18	—
Lease return and cancellation charges (c)	6	—	6	—

Special items, net	$34	$27	$59	$66

(a)
In connection with the continuing effort to consolidate functions and integrate the Company’s organizations, procedures and operations, the Company incurred $10 million of merger related transition expenses during the second quarter of 2008. These expenses included $3 million in uniform costs to transition employees to the new US Airways uniforms; $2 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $2 million of aircraft livery costs; $1 million in professional and technical fees related to the integration of the Company’s airline operations systems and $2 million in other expenses. During the second quarter of 2007, the Company incurred $27 million of merger related transition expenses. These expenses included $2 million in training and related expenses; $5 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $4 million of aircraft livery costs; $13 million in professional and technical fees related to the integration of the Company’s airline operations systems; $2 million related to reservation system migration expenses and $1 million in other expenses.

In connection with the merger transition efforts noted above, the Company incurred $35 million of merger related transition expenses in the first six months of 2008. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of the Company’s airline operations systems and $3 million in other expenses. In the first six months of 2007, the Company incurred $66 million of merger related transition expenses. These expenses included $10 million in training and related expenses; $13 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $11 million of aircraft livery costs; $24 million in professional and technical fees related to the integration of the Company’s airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $3 million in other expenses.

(b)
In the second quarter of 2008, the Company recorded $18 million in non-cash impairment charges related to the decline in fair value of certain spare parts associated with the Company’s Boeing 737 aircraft fleet. See Note 10 for further discussion of these charges.

(c)
In the second quarter of 2008, the Company recorded $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the fleet reductions announced in June 2008.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Basic earnings (loss) per share:
Net income (loss)	$(567)	$263	$(804)	$329

Weighted average common shares outstanding (in thousands)	92,137	91,477	92,080	91,420

Basic earnings (loss) per share	$(6.16)	$2.88	$(8.73)	$3.60

Diluted earnings (loss) per share:
Net income (loss)	$(567)	$263	$(804)	$329
Interest expense on 7.0% senior convertible notes	—	1	—	3

Income (loss) for purposes of computing diluted net income (loss) per share	$(567)	$264	$(804)	$332

Share computation (in thousands):
Weighted average common shares outstanding	92,137	91,477	92,080	91,420
Dilutive effect of stock awards and warrants	—	1,086	—	1,448
Assumed conversion of 7.0% senior convertible notes	—	3,050	—	3,050

Weighted average common shares outstanding as adjusted	92,137	95,613	92,080	95,918

Diluted earnings (loss) per share	$(6.16)	$2.77	$(8.73)	$3.46

For the three and six months ended June 30, 2008, 7,814,370 and 6,775,478 shares, respectively, underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period.
For the three and six months ended June 30, 2008, 3,050,148 incremental shares from assumed conversion of convertible senior notes were excluded from the computation of diluted EPS due to their antidilutive effect.
For the three and six months ended June 30, 2007, 2,971,537 and 1,893,005 shares, respectively, underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. In addition, 29,500 performance-based restricted stock unit awards were excluded as the performance conditions had not been met as of June 30, 2007.

4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of June 30, 2008 unless noted.

	June 30,	December 31,
	2008	2007
Secured
Citicorp North America loan, variable interest rate of 4.98%, installments due through 2014	$1,584	$1,600
Equipment notes payable and aircraft pre-delivery payment financings, fixed and variable interest rates ranging from 3.86% to 9.01%, maturing from 2008 to 2022	1,617	1,378
Slot financing, interest rate of 8.08%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	41	41
Senior secured discount notes, variable interest rate of 5.84%, installments due through 2009	32	32
Capital lease obligations, computer software, installments due through 2009	1	1

	3,322	3,099

Unsecured
7% senior convertible notes, interest only payments until due in 2020	74	74
GE Engine Maintenance term note, variable interest rate of 6.94%, installments due through 2011	43	57
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	156	170

Total long-term debt and capital lease obligations	3,478	3,269
Less: Unamortized discount on debt	(114)	(121)
Current maturities	(159)	(117)

Long-term debt and capital lease obligations, net of current maturities	$3,205	$3,031

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
On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of June 30, 2008, the outstanding balance of this credit facility agreement is $44 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered with a final maturity date of the loan in November 2010.
In the second quarter of 2008, US Airways entered into facility agreements with three lenders in the amounts of $199 million, $198 million, and $119 million to finance the acquisition of certain Airbus A320 family aircraft to be delivered starting in the second half of 2008. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default and other covenants that are typical in the industry for similar financings, and are amortized over twelve years with balloon payments at maturity. As of June 30, 2008, US Airways had not borrowed against these facilities.
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

The Company expects to report a loss for the full year 2008, which will increase the Company’s NOL, and accordingly, has not recorded a tax provision in the three and six months ended June 30, 2008.
The Company recognized $8 million and $11 million, respectively, of income tax expense for the three and six months ended June 30, 2007. This included $5 million and $6 million of non-cash tax expense for the three and six months ended June 30, 2007, respectively, as the Company utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, “Accounting for Income Taxes,” as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. The Company recorded Alternative Minimum Tax liability (“AMT”) expense of $2 million and $3 million for the three and six months ended June 30, 2007, respectively. In most cases the recognition of AMT does not result in tax expense. However, because the Company’s net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. For the three and six months ended June 30, 2007, the Company also recorded $1 million and $2 million, respectively, of state income tax expense related to certain states where NOL was not available or limited.
6. Express expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Aircraft fuel and related taxes	$340	$187	$589	$340
Salaries and related costs	37	35	74	71
Capacity purchases	266	249	529	499
Aircraft rent	2	2	4	4
Aircraft maintenance	17	17	39	38
Other rent and landing fees	27	28	54	56
Selling expenses	44	46	82	81
Depreciation and amortization	6	6	12	12
Other expenses	83	82	173	171

Express expenses	$822	$652	$1,556	$1,272

7. Investments in marketable securities (noncurrent)
As of June 30, 2008, the Company held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on the Company’s condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from eight to 44 years, with 62% of the Company’s portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. The interest rates are reset approximately every 28 days, and current yields range from 2.88% to 4.48%. With the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, the Company has not experienced any defaults and continues to earn and receive interest on all of these investments at the maximum contractual rate. Refer to Note 8 for discussion on how the Company determines the fair value of its investment in auction rate securities.
The Company concluded that the fair value of these auction rate securities at June 30, 2008 was $285 million, a decline of $126 million from par value and $68 million from the fair value at December 31, 2007. Of the decline in fair value from December 31, 2007, $59 million of unrealized losses were deemed temporary, as the Company believes the decline in fair value is due to general market conditions. Based upon the Company’s evaluation of available information, the Company believes these investments are of high credit quality, as 65% of the investments carry a AAA credit rating and 30% of the investments carry an A to AA credit rating. In addition, approximately 30% of the par value of the Company’s auction rate securities are insured. Given the Company’s review of the underlying securities, the Company believes sufficient evidence exists to support the recovery of par value of the temporarily impaired investments. The Company also has the intent and ability to hold these investments until anticipated recovery in fair value occurs. Accordingly, the Company has recorded an unrealized loss on these securities of $59 million in other comprehensive income, of which $10 million was recognized in the second quarter of 2008. As of June 30, 2008, the accumulated unrealized losses in other comprehensive income total $103 million related to these auction rate securities.

In the first quarter of 2008, the Company recorded a $13 million impairment charge in other nonoperating expense, net related to recording full impairment of two auction rate securities, consisting of 5% of the par value of the Company’s auction rate security portfolio. The Company’s conclusion for the other than temporary impairment for one of the securities, par value of $11 million, was based on a substantial downgrade in the security’s credit rating from AA to B during the first quarter of 2008 resulting in a total impairment charge of $11 million, of which $4 million represented the reclassification of previously recorded unrealized losses in other comprehensive income. The Company’s conclusion for the other than temporary impairment for the other security, par value of $12 million, was based on a severe decline in the fair value of this security during the first quarter of 2008. Accordingly, an additional $2 million of impairment charge was recorded during the first quarter of 2008. This charge is in addition to $10 million of impairment charge for this same security recorded in 2007.
The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income or impairment charges in other nonoperating expense, net in future periods.
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

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Investments in marketable securities (noncurrent)	$285	$—	$—	$285	(1)
Fuel hedging derivatives	347	—	347	—	(2)

(1)
The Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 7 for further discussion of the Company’s investments in marketable securities.

(2)
Since the Company’s fuel hedging derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in prepaid expenses and other on the condensed consolidated balance sheets.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2007	$353
Unrealized losses recorded to other comprehensive income	(59)
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	4
Impairment losses included in other nonoperating expense, net	(13)

Balance at June 30, 2008	$285

9. Other comprehensive income (loss)
The Company’s other comprehensive income (loss) consists of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(567)	$263	$(804)	$329
Unrealized losses on available for sale securities	(10)	—	(59)	—
Reclassification of previously recognized unrealized losses now deemed other than temporary	—	—	4	—
Amortization of actuarial gains associated with pension and other postretirement benefits	(1)	—	(3)	—

Total comprehensive income (loss)	$(578)	$263	$(862)	$329

The components of accumulated other comprehensive income (loss) were as follows (in millions):

	June 30,	December 31,
	2008	2007
Accumulated net unrealized losses on available for sale securities	$(103)	$(48)
Adjustment to initially apply FASB Statement No. 158	3	3
Actuarial gains associated with pension and other postretirement benefits	52	55

Accumulated other comprehensive income (loss)	$(48)	$10

The accumulated other comprehensive income (loss) is not presented net of tax as any effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

10. Impairment

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. The Company has two reporting units consisting of its mainline and Express operations. All of the Company’s goodwill was allocated to the mainline reporting unit. The Company tested goodwill for impairment during the fourth quarter of 2007. At that time, the Company concluded that the fair value of the mainline reporting unit was in excess of the carrying value.

In accordance with SFAS No. 142, the Company concluded that events had occurred and circumstances had changed during the second quarter of 2008 which required the Company to perform an interim period goodwill impairment test. Subsequent to the first quarter of 2008, the Company experienced a significant decline in market capitalization due to overall airline industry conditions driven by record high fuel prices. The price of fuel became less volatile in the second quarter of 2008, and there was a sustained surge in fuel prices. On May 21, 2008, the price per barrel of oil hit a then record high of $133 per barrel and from that date through June 30, 2008 stayed at an average daily price of $133 per barrel. The Company’s average mainline fuel price during the second quarter of 2008 was $3.63 as compared to $2.88 per gallon in the first quarter of 2008 and $2.20 for the full year 2007. This increase in the price per gallon of fuel represents an increase of 26% and 65% as compared to the first quarter of 2008 and full year 2007, respectively. The Company’s average stock price in the second quarter of 2008 was $6.13 as compared to an average of $12.15 in the first quarter of 2008, a decline of 50%. In addition, the Company announced in June 2008 that in response to the record high fuel prices, it plans to reduce fourth quarter 2008 and full year 2009 domestic mainline capacity by six to eight percent and seven to nine percent, respectively, on a year over year basis.

During the second quarter of 2008, the Company performed the first step of the two-step impairment test and compared the fair value of the mainline reporting unit to its carrying value. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for the Company’s common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future capacity, passenger yield, traffic, fuel, other operating costs and discount rates. Due to current market conditions, greater weighting was attributed to the market approach, which was weighted 67% while the income approach was weighted 33% in arriving at the fair value of the reporting unit. The Company determined that the fair value of the mainline reporting unit was less than the carrying value of the net assets of the reporting unit, and thus the Company performed step two of the impairment test.

In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, the Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in no implied fair value of goodwill, and therefore, the Company recognized an impairment charge of $622 million, representing a write off of the entire amount of the Company’s previously recorded goodwill.

The following table reflects the change in the carrying amount of goodwill from December 31, 2007 (in millions):

Goodwill
Balance at December 31, 2007	$622
Impairment charge	(622)

Balance at June 30, 2008	$—

Intangible Assets

The Company’s other intangible assets of $558 million at June 30, 2008 consist principally of airport take-off and landing slots and airport gate leasehold rights of $473 million which are subject to amortization and $85 million of international route authorities and trademarks which are classified as indefinite lived assets under SFAS No. 142. The Company considered the potential impairment of these other intangibles assets in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as applicable. In connection with completing step two of the Company’s goodwill impairment analysis, the Company assessed the current fair values of its significant intangible assets. The fair values of airport take-off and landing slots and international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, the Company utilized a form of the income approach known as the relief-from-royalty method. As a result of these assessments, no impairment was indicated.

Other Assets

In connection with completing step two of the Company’s goodwill impairment analysis, the Company also assessed the current fair values of its other significant assets including owned aircraft, aircraft leases, and aircraft spare parts. The Company concluded that the only additional impairment indicated was associated with the decline in fair value of certain spare parts associated with its Boeing 737 fleet. Due to record high fuel prices and the current industry environment, demand for the Boeing 737 aircraft type has declined given its lower fuel efficiency as compared to other aircraft types. The fair value of these spare parts was determined using a market approach on the premise of continued use of the aircraft through the Company’s final scheduled lease return.

In accordance with SFAS No. 144, the Company determined that the carrying amount of the Boeing 737 spare parts classified as long-lived assets was not recoverable as the carrying amount of the Boeing 737 assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, the Company recorded a $13 million impairment charge related to Boeing 737 rotable parts included in flight equipment on its condensed consolidated balance sheet. The Company also recorded a $5 million write down related to its Boeing 737 spare parts inventory included in materials and supplies, net on its condensed consolidated balance sheet to reflect lower of cost of market.

11. Pass through trusts
US Airways has obligations with respect to pass through trust certificates, also known as “Enhanced Equipment Trust Certificates” or EETCs, issued by pass through trusts to cover the financing of 19 owned aircraft, 116 leased aircraft and three leased engines. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to the US Airways.
Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, the Company or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of June 30, 2008, $554 million associated with these mortgage financings is reflected as debt in the accompanying condensed consolidated balance sheet.
With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity as defined by FIN 46(R) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. US Airways under this feature does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases under the criteria of SFAS No. 13 “Accounting for Leases.” US Airways’ total obligations under these leveraged lease financings are $3.71 billion as of June 30, 2008.

  Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Mainline passenger	$2,214	$2,194	$4,167	$4,100
Express passenger	802	737	1,459	1,346
Cargo	38	34	74	70
Other	233	220	454	430

Total operating revenues	3,287	3,185	6,154	5,946
Operating expenses:
Aircraft fuel and related taxes	1,086	658	1,908	1,208
Gain on fuel hedging instruments, net	(382)	(23)	(500)	(78)
Salaries and related costs	571	576	1,134	1,104
Express expenses	855	681	1,613	1,319
Aircraft rent	183	180	361	360
Aircraft maintenance	200	170	413	335
Other rent and landing fees	142	139	287	267
Selling expenses	116	125	220	231
Special items, net	34	27	59	66
Depreciation and amortization	59	49	111	95
Goodwill impairment	622	—	622	—
Other	339	308	656	615

Total operating expenses	3,825	2,890	6,884	5,522

Operating income (loss)	(538)	295	(730)	424
Nonoperating income (expense):
Interest income	21	48	50	88
Interest expense, net	(46)	(54)	(99)	(119)
Other, net	4	2	(4)	5

Total nonoperating expense, net	(21)	(4)	(53)	(26)

Income (loss) before income taxes	(559)	291	(783)	398
Income tax provision	—	8	—	11

Net income (loss)	$(559)	$283	$(783)	$387

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share amounts)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,713	$1,940
Investments in marketable securities	293	226
Restricted cash	2	2
Accounts receivable, net	559	366
Materials and supplies, net	235	197
Prepaid expenses and other	842	524

Total current assets	3,644	3,255
Property and equipment
Flight equipment	2,571	2,295
Ground property and equipment	748	681
Less accumulated depreciation and amortization	(822)	(729)

	2,497	2,247
Equipment purchase deposits	207	128

Total property and equipment	2,704	2,375
Other assets
Goodwill	—	622
Other intangibles, net	520	514
Restricted cash	460	466
Investments in marketable securities	285	353
Other assets, net	205	202

Total other assets	1,470	2,157

Total assets	$7,818	$7,787

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$143	$101
Accounts payable	516	333
Payables to related parties, net	1,036	1,067
Air traffic liability	1,286	832
Accrued compensation and vacation	161	214
Accrued taxes	192	158
Other accrued expenses	905	841

Total current liabilities	4,239	3,546
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,563	1,373
Deferred gains and credits, net	142	168
Postretirement benefits other than pensions	137	137
Employee benefit liabilities and other	729	713

Total noncurrent liabilities and deferred credits	2,571	2,391
Stockholder’s equity
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,845	1,845
Accumulated other comprehensive loss	(58)	(1)
Retained earnings (deficit)	(779)	6

Total stockholder’s equity	1,008	1,850

Total liabilities and stockholder’s equity	$7,818	$7,787

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$67	$661
Cash flows from investing activities:
Purchases of property and equipment	(383)	(191)
Purchases of marketable securities	(284)	(2,017)
Sales of marketable securities	217	906
Proceeds from sale of other investments	1	31
Decrease in long-term restricted cash	6	168
Proceeds from dispositions of property and equipment	—	4
Increase in equipment purchase deposits	(79)	(17)
Other	2	—

Net cash used in investing activities	(520)	(1,116)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(153)	(63)
Proceeds from issuance of debt	387	66
Deferred financing costs	(8)	—

Net cash provided by financing activities	226	3

Net decrease in cash and cash equivalents	(227)	(452)
Cash and cash equivalents at beginning of period	1,940	1,111

Cash and cash equivalents at end of period	$1,713	$659

Non-cash investing and financing activities:
Net unrealized loss on available for sale securities	$55	$—
Repayment of Barclays prepaid miles by parent	—	325
Supplemental information:
Interest paid, net of amounts capitalized	$59	$64
Income taxes paid	—	3
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. As such, US Airways did not apply the fair value measurement requirements of SFAS No. 157 for nonfinancial assets and liabilities when performing its goodwill and other assets impairment test as discussed in Note 10, “Impairment.” US Airways adopted SFAS No. 157 on January 1, 2008, which had no effect on US Airways’ condensed consolidated financial statements. Refer to Note 8, “Fair value measurements” for additional information related to the adoption of SFAS No. 157.
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the US Airways’ condensed consolidated financial statements.
In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the requirements of FSP APB 14-1 and has not yet determined the impact on US Airways’ condensed consolidated financial statements.
2. Special items, net
Special items, net as shown on the condensed consolidated statements of operations include the following charges for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Merger related transition expenses (a)	$10	$27	$35	$66
Asset impairment charges (b)	18	—	18	—
Lease return and cancellation charges (c)	6	—	6	—

Special items, net	$34	$27	$59	$66

(a)
In connection with the continuing effort to consolidate functions and integrate organizations, procedures and operations with AWA, US Airways incurred $10 million of merger related transition expenses during the second quarter of 2008. These expenses included $3 million in uniform costs to transition employees to the new US Airways uniforms; $2 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $2 million of aircraft livery costs; $1 million in professional and technical fees related to the integration of airline operations systems and $2 million in other expenses. During the second quarter of 2007, US Airways incurred $27 million of merger related transition expenses. These expenses included $2 million in training and related expenses; $5 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $4 million of aircraft livery costs; $13 million in professional and technical fees related to the integration of airline operations systems; $2 million related to reservation system migration expenses and $1 million in other expenses.

In connection with the merger transition efforts noted above, US Airways incurred $35 million of merger related transition expenses in the first six months of 2008. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of airline operations systems and $3 million in other expenses. In the first six months of 2007, US Airways incurred $66 million of merger related transition expenses. These expenses included $10 million in training and related expenses; $13 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $11 million of aircraft livery costs; $24 million in professional and technical fees related to the integration of airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $3 million in other expenses.

(b)
In the second quarter of 2008, US Airways recorded $18 million in non-cash impairment charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet. See Note 10 for further discussion of these charges.

(c)
In the second quarter of 2008, US Airways recorded $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the fleet reductions announced in June 2008.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of June 30, 2008 unless noted.

	June 30,	December 31,
	2008	2007
Secured
Equipment notes payable and aircraft pre-delivery payment financings, fixed and variable interest rates ranging from 3.86% to 9.01%, maturing from 2008 to 2022	$1,617	$1,378
Slot financing, interest rate of 8.08%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	41	41
Senior secured discount notes, variable interest rate of 5.84%, installments due through 2009	32	32
Capital lease obligations, computer software, installments due through 2009	1	1

	1,738	1,499

Unsecured
GE Engine Maintenance term note, variable interest rate of 6.94%, installments due through 2011	43	57
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	82	96

Total long-term debt and capital lease obligations	1,820	1,595
Less: Unamortized discount on debt	(114)	(121)
Current maturities	(143)	(101)

Long-term debt and capital lease obligations, net of current maturities	$1,563	$1,373

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
On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of June 30, 2008, the outstanding balance of this credit facility agreement is $44 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered with a final maturity date of the loan in November 2010.
In the second quarter of 2008, US Airways entered into facility agreements with three lenders in the amounts of $199 million, $198 million, and $119 million to finance the acquisition of certain Airbus A320 family aircraft to be delivered starting in the second half of 2008. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default and other covenants that are typical in the industry for similar financings, and are amortized over twelve years with balloon payments at maturity. As of June 30, 2008, US Airways had not borrowed against these facilities.

4. Related party transactions
The following represents the net payable balances to related parties (in millions):

	June 30, 2008	December 31, 2007
US Airways Group	$956	$986
US Airways Group wholly owned subsidiaries	80	81

	$1,036	$1,067

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
US Airways expects to report a loss for the full year 2008, which will increase its NOL, and accordingly, has not recorded a tax provision in the three and six months ended June 30, 2008.
US Airways recognized $8 million and $11 million, respectively, of income tax expense for the three and six months ended June 30, 2007. This included $5 million and $6 million of non-cash tax expense for the three and six months ended June 30, 2007, respectively, as US Airways utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, “Accounting for Income Taxes,” as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. US Airways recorded Alternative Minimum Tax liability (“AMT”) expense of $2 million and $3 million for the three and six months ended June 30, 2007, respectively. In most cases the recognition of AMT does not result in tax expense. However, because US Airways’ net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. For the three and six months ended June 30, 2007, US Airways also recorded $1 million and $2 million, respectively, of state income tax expense related to certain states where NOL was not available or limited.

6. Express expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Aircraft fuel and related taxes	$340	$187	$589	$340
Salaries and related costs	5	5	11	11
Capacity purchases	420	395	836	789
Other rent and landing fees	22	23	44	47
Selling expenses	44	46	82	81
Other expenses	24	25	51	51

Express expenses	$855	$681	$1,613	$1,319

7. Investments in marketable securities (noncurrent)
As of June 30, 2008, US Airways held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on US Airways’ condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from eight to 44 years, with 62% of US Airways’ portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. The interest rates are reset approximately every 28 days, and current yields range from 2.88% to 4.48%. With the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, US Airways has not experienced any defaults and continues to earn and receive interest on all of these investments at the maximum contractual rate. Refer to Note 8 for discussion on how US Airways determines the fair value of its investment in auction rate securities.
US Airways concluded that the fair value of these auction rate securities at June 30, 2008 was $285 million, a decline of $126 million from par value and $68 million from the fair value at December 31, 2007. Of the decline in fair value from December 31, 2007, $59 million of unrealized losses were deemed temporary, as US Airways believes the decline in fair value is due to general market conditions. Based upon US Airways’ evaluation of available information, US Airways believes these investments are of high credit quality, as 65% of the investments carry a AAA credit rating and 30% of the investments carry an A to AA credit rating. In addition, approximately 30% of the par value of US Airways’ auction rate securities are insured. Given US Airways’ review of the underlying securities, US Airways believes sufficient evidence exists to support the recovery of par value of the temporarily impaired investments. US Airways has the intent and ability to hold these investments until anticipated recovery in fair value occurs. Accordingly, US Airways has recorded an unrealized loss on these securities of $59 million in other comprehensive income, of which $10 million was recognized in the second quarter of 2008. As of June 30, 2008, the accumulated unrealized losses in other comprehensive income total $103 million related to these auction rate securities.
In the first quarter of 2008, US Airways recorded a $13 million impairment charge in other nonoperating expense, net related to recording full impairment of two auction rate securities, consisting of 5% of the par value of US Airways’ auction rate security portfolio. US Airways’ conclusion for the other than temporary impairment for one of the securities, par value of $11 million, was based on a substantial downgrade in the security’s credit rating from AA to B during the first quarter of 2008 resulting in a total impairment charge of $11 million, of which $4 million represented the reclassification of previously recorded unrealized losses in other comprehensive income. US Airways’ conclusion for the other than temporary impairment for the other security, par value of $12 million, was based on a severe decline in the fair value of this security during the first quarter of 2008. Accordingly, an additional $2 million of impairment charge was recorded during the first quarter of 2008. This charge is in addition to $10 million of impairment charge for this same security recorded in 2007.
US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, US Airways may be required to record additional unrealized losses in other comprehensive income or impairment charges in other nonoperating expense, net in future periods.

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

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Investments in marketable securities (noncurrent)	$285	$—	$—	$285	(1)
Fuel hedging derivatives	347	—	347	—	(2)

(1)
US Airways estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 7 for further discussion of US Airways’ investments in marketable securities.

(2)
Since US Airways’ fuel hedging derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in prepaid expenses and other on the condensed consolidated balance sheets.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2007	$353
Unrealized losses recorded to other comprehensive income	(59)
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	4
Impairment losses included in other nonoperating expense, net	(13)

Balance at June 30, 2008	$285

9. Other comprehensive income (loss)
US Airways’ other comprehensive income (loss) consists of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(559)	$283	$(783)	$387
Unrealized losses on available for sale securities	(10)	—	(59)	—
Reclassification of previously recognized unrealized losses now deemed other than temporary	—	—	4	—
Amortization of actuarial gains associated with pension and other postretirement benefits	(1)	—	(2)	—

Total comprehensive income (loss)	$(570)	$283	$(840)	$387

The components of accumulated other comprehensive income (loss) were as follows (in millions):

	June 30,	December 31,
	2008	2007
Accumulated net unrealized losses on available for sale securities	$(103)	$(48)
Actuarial gains associated with pension and other postretirement benefits	45	47

Accumulated other comprehensive loss	$(58)	$(1)

The accumulated other comprehensive loss is not presented net of tax as any effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

10. Impairment

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. US Airways has two reporting units consisting of its mainline and Express operations. All of US Airways’ goodwill was allocated to the mainline reporting unit. US Airways tested goodwill for impairment during the fourth quarter of 2007. At that time, US Airways concluded that the fair value of the mainline reporting unit was in excess of the carrying value.

In accordance with SFAS No. 142, US Airways concluded that events had occurred and circumstances had changed during the second quarter of 2008 which required US Airways to perform an interim period goodwill impairment test. Subsequent to the first quarter of 2008, US Airways experienced a significant decline in market capitalization due to overall airline industry conditions driven by record high fuel prices. The price of fuel became less volatile in the second quarter of 2008, and there was a sustained surge in fuel prices. On May 21, 2008, the price per barrel of oil hit a then record high of $133 per barrel and from that date through June 30, 2008 stayed at an average daily price of $133 per barrel. US Airways’ average mainline fuel price during the second quarter of 2008 was $3.63 as compared to $2.88 per gallon in the first quarter of 2008 and $2.20 for the full year 2007. This increase in the price per gallon of fuel represents an increase of 26% and 65% as compared to the first quarter of 2008 and full year 2007, respectively. US Airways Group’s average stock price in the second quarter of 2008 was $6.13 as compared to an average of $12.15 in the first quarter of 2008, a decline of 50%. In addition, US Airways announced in June 2008 that in response to the record high fuel prices, it plans to reduce fourth quarter 2008 and full year 2009 domestic mainline capacity by six to eight percent and seven to nine percent, respectively, on a year over year basis.

During the second quarter of 2008, US Airways performed the first step of the two-step impairment test and compared the fair value of the mainline reporting unit to its carrying value. Consistent with US Airways’ approach in its annual impairment testing, in assessing the fair value of the reporting unit, US Airways considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for US Airways Group’s common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future capacity, passenger yield, traffic, fuel, other operating costs and discount rates. Due to current market conditions, greater weighting was attributed to the market approach, which was weighted 67% while the income approach was weighted 33% in arriving at the fair value of the reporting unit. US Airways determined that the fair value of the mainline reporting unit was less than the carrying value of the net assets of the reporting unit, and thus US Airways performed step two of the impairment test.

In step two of the impairment test, US Airways determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, US Airways allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. US Airways’ step two analysis resulted in no implied fair value of goodwill, and therefore, US Airways recognized an impairment charge of $622 million, representing a write off of the entire amount of US Airways’ previously recorded goodwill.

The following table reflects the change in the carrying amount of goodwill from December 31, 2007 (in millions):

Goodwill
Balance at December 31, 2007	$622
Impairment charge	(622)

Balance at June 30, 2008	$—

Intangible Assets

US Airways’ other intangible assets of $520 million at June 30, 2008 consist principally of airport take-off and landing slots and airport gate leasehold rights of $435 million which are subject to amortization and $85 million of international route authorities and trademarks which are classified as indefinite lived assets under SFAS No. 142. US Airways considered the potential impairment of these other intangibles assets in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as applicable. In connection with completing step two of US Airways goodwill impairment analysis, US Airways assessed the current fair values of its significant intangible assets. The fair values of airport take-off and landing slots and international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, US Airways utilized a form of the income approach known as the relief-from-royalty method. As a result of these assessments, no impairment was indicated.

Other Assets

In connection with completing step two of US Airways’ goodwill impairment analysis, US Airways also assessed the current fair values of its other significant assets including owned aircraft, aircraft leases, and aircraft spare parts. US Airways concluded that the only additional impairment indicated was associated with the decline in fair value of certain spare parts associated with its Boeing 737 fleet. Due to record high fuel prices and the current industry environment, demand for the Boeing 737 aircraft type has declined given its lower fuel efficiency as compared to other aircraft types. The fair value of these spare parts was determined using a market approach on the premise of continued use of the aircraft through US Airways’ final scheduled lease return.

In accordance with SFAS No. 144, US Airways determined that the carrying amount of the Boeing 737 spare parts classified as long-lived assets was not recoverable as the carrying amount of the Boeing 737 assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, US Airways recorded a $13 million impairment charge related to Boeing 737 rotable parts included in flight equipment on its condensed consolidated balance sheet. US Airways also recorded a $5 million write down related to its Boeing 737 spare parts inventory included in materials and supplies, net on its condensed consolidated balance sheet to reflect lower of cost of market.

11. Pass through trusts
US Airways has obligations with respect to pass through trust certificates, also known as “Enhanced Equipment Trust Certificates” or EETCs, issued by pass through trusts to cover the financing of 19 owned aircraft, 116 leased aircraft and three leased engines. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to the US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of June 30, 2008, $554 million associated with these mortgage financings is reflected as debt in the accompanying condensed consolidated balance sheet.
With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity as defined by FIN 46(R) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. US Airways under this feature does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases under the criteria of SFAS No. 13 “Accounting for Leases.” US Airways’ total obligations under these leveraged lease financings are $3.71 billion as of June 30, 2008.

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
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have primary hubs in Charlotte, Philadelphia and Phoenix, and secondary hubs/focus cities in Las Vegas, New York, Washington, D.C. and Boston. We offer scheduled passenger service on approximately 3,500 flights daily to more than 230 communities in the U.S., Canada, the Caribbean, Latin America and Europe. We also have an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. For the three and six months ended June 30, 2008, we had approximately 14 million and 28 million passengers, respectively, boarding our mainline flights. As of June 30, 2008, we operated 357 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 241 regional jets and 81 turboprops.
Industry Environment
As a result of sustained record high oil prices, the U.S. airline industry is facing its most challenging environment since the period following the terrorist attacks on September 11, 2001. The cost of jet fuel has increased more than 90% over the past 12 months and more than 400% since the year 2000. Fuel cost is expected to cost the industry $20 billion more in fiscal 2008 than it did in 2007, comprising approximately 40% of 2008 annual operating expenses as compared to 15% in 2000. As a result, the U.S. airlines are expected to lose approximately $10 billion in fiscal year 2008. The challenging economic environment has also led to a number of smaller U.S. airlines filing for bankruptcy protection, and in certain cases, liquidation.
Many airlines, recognizing their limited ability to control fuel expense, their highest cost item, are changing their business model to mitigate the increase in operating costs. These changes include the following actions:
•
Announced substantial capacity reductions to take effect after the summer travel season. These capacity cuts are expected to create an environment that supports ticket price increases and in turn increases yields, reduces costs and minimizes cash burn.

•	Developed and implemented new revenue initiatives to supplement existing sources of revenue.

•	Implemented cost containment strategies to minimize non-essential expenditures and conserve cash.

•
Raised cash to enhance near-term liquidity through a number of initiatives such as traditional capital market issuances, asset sales and sale and leaseback transactions, and prepaid sales of miles to affinity card issuers.

In addition to the steps discussed above, the airlines are taking action individually and collectively through the Air Transport Association (ATA), the industry’s trade organization, to seek Federal government intervention to respond to high energy prices.
These actions are intended to allow the airline industry to weather the storm until the current oil price pressures abate and profitability can be achieved. To the extent fuel prices continue at or increase from their current record levels on a sustained basis, the airline industry will likely be required to take further action to restructure its business model.

US Airways’ Response to Record High Fuel Prices
As described above, the industry is profoundly challenged by the dramatic increase in fuel prices. We are taking action to operate a strong and competitive airline, and we are aggressively implementing numerous initiatives as discussed below.
Capacity and Fleet Reductions
We are reducing our fourth quarter domestic mainline capacity by six to eight percent on a year over year basis, and we plan to reduce domestic mainline capacity for 2009 by eight to ten percent from 2008 levels.
We are taking the following steps to achieve our capacity reduction goals:
•
Fleet Reduction: We are returning ten aircraft to lessors, which includes six Boeing 737-300 aircraft to be returned by the end of 2008 and four Airbus A320 aircraft to be returned in the first half of 2009. We have also cancelled the leases of two A330-200 wide-body aircraft that had been scheduled for delivery in the second half of 2009. Further, we plan to reduce additional aircraft in 2009 and 2010.

•
Las Vegas Flight Reduction: We will close our Las Vegas night operation, except for limited night service to the East Coast, in early September 2008. In the current fuel environment, the revenue generated from the Las Vegas night operation no longer exceeds the incremental cost of that flying. Overall, daily departures from Las Vegas, which were as high as 141 during September 2007, will decrease to 81 in early September 2008, and will decrease further to approximately 74 by the end of 2008 as aircraft are retired from our fleet.

New Revenue Initiatives
While the revenue environment remained strong during the second quarter of 2008, the increase in PRASM was not able to offset the increase in fuel costs. We have responded by announcing several new revenue initiatives in the second quarter of 2008 in order to generate additional revenue. These include a first and second checked bag service fee, a new beverage purchase program, implementation of processing fees for travel awards issued through our Dividend Miles frequent traveler program, our new Choice Seats program, increases to the cost of call center/airport ticketing fees, and increases to certain preexisting service fees. We anticipate that these new services and fees will generate between $400 million and $500 million annually in additional revenue.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. As a result of our capacity reductions and our commitment to exercise tight cost controls, the following cost initiatives are underway:
•
Employee Reduction: As a result of the reduced flying, we will require approximately 1,700 fewer positions across the system, including approximately 300 pilots, 400 flight attendants, 800 airport employees and 200 staff and management. For front line employees, the staffing reduction is expected to be handled by attrition throughout the summer. Any necessary furloughs following the summer travel season will be offset as much as possible by voluntary leaves of absence as permitted by the respective labor contracts. Also, in July 2008, we commenced additional headcount reductions of approximately 500 in non-union administrative and management staff.

•
Reduced Capital Expenditures: We have reduced our planned 2008 non-aircraft capital expenditures by $90 million to $225 million, while maintaining critical operational projects such as our Reliability, Convenience and Appearance initiative, which includes cabin refurbishments, improved and additional check-in kiosks, airport club refurbishments, facility upgrades, new gate reading technology and the completion of our next generation website.

•
Closing Certain Facilities: The US Airways Club in the Baltimore/Washington International Airport, arrivals lounges in Munich, Rome and Zurich, and cargo stations in Burbank, Colorado Springs and Reno will be closed.

•
Reducing Partner Costs: We are revising our wholesale programs for cruise lines, tour operators and consolidators, including reducing the number of agency partners, decreasing discounts, adding tighter restrictions on travel rules, and reducing commissions.

Most importantly, we are controlling costs by running a good operation. We finished in the top three for on-time performance among the ten largest U.S. airlines for six consecutive months (December 2007 through May 2008), and our rate of mishandled bags improved dramatically from 10.59 in June 2007 to 4.7 in June 2008. See the “Customer Service” section below for further discussion.
Liquidity
As of June 30, 2008, our cash, cash equivalents, and investments in marketable securities and restricted cash were $2.76 billion, of which $2.3 billion was unrestricted. Our investments in marketable securities include $285 million of investments in auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets. See “Liquidity and Capital Resources” for further discussion of our investments in marketable securities. To plan for a highly cyclical and volatile industry, we refinanced $1.6 billion of debt during 2007. This has improved our liquidity by reducing principal payments, and as a result, we do not have any material debt payments until the year 2014. However, the financial impact of the rise in fuel is unprecedented, and we are working diligently to raise additional liquidity. We are pursuing the following additional sources of liquidity to strengthen our liquidity position:
•	Restructuring aircraft commitments and other obligations with our vendors.

•	Outsourcing non–strategic portions of our business that would not impact the quality of our operations.

•	Selling non-core assets.

•	Asset-backed financings.
Current Financial Results and Outlook
The net loss for the second quarter of 2008 was $567 million or a loss of $6.16 per share as compared to net income of $263 million or earnings of $2.77 per diluted share in the second quarter of 2007. The second quarter 2008 results include a non-cash charge of $622 million to write off all the goodwill created by the merger of US Airways Group and America West Holdings Corporation (“America West Holdings”) in September of 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, we performed an interim period goodwill impairment test due to record high fuel prices that have adversely impacted our business. The goodwill impairment charge is discussed in more detail under “Critical Accounting Policies and Estimates.” We also recorded $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet. We anticipate that we will record additional charges in future quarters related to our capacity reductions, including severance and costs associated with fleet reductions. At this time, we are unable to reasonably estimate the amount and timing of these charges. Also included in the second quarter of 2008 results is $382 million of net gains associated with fuel hedging transactions. This includes $192 million of net realized gains on settled fuel hedge transactions as well as $190 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments.
The average mainline and Express price per gallon of fuel increased 69.7% to $3.65 in the second quarter of 2008 from $2.15 in the second quarter of 2007. As a result, our mainline and Express fuel expense for the second quarter of 2008 was $581 million or 68.8% higher than the 2007 period on slightly lower capacity. Our mainline and Express fuel costs during second quarter represented 37.6% of our total operating expenses. We estimate that a one cent per gallon increase in fuel prices will result in a $16 million increase in annual expense. Based on current fuel prices, we estimate our annual mainline and Express fuel expense, net of realized gains on fuel hedging transactions, will be $1.8 billion more than in 2007 when we reported an annual profit of $427 million. At current fuel prices, we will spend an average of $299 in fuel costs alone to carry one mainline passenger on a roundtrip journey in 2008, which has increased 98% from $151 in 2007.
As discussed above, we are taking numerous actions to increase revenue and reduce costs. However, if record high fuel costs continue, we expect to post a substantial loss for the full year 2008.

Customer Service
Throughout 2007 and in 2008, we implemented several ongoing initiatives to improve operational performance, including lengthening the operating day at our hubs, lowering utilization and increasing the number of designated spare aircraft in order to ensure operational reliability. The implementation of these initiatives along with other performance improvement initiatives resulted in an improved trend in operational performance.
We reported the following combined operating statistics to the U.S. Department of Transportation (“DOT”) for mainline operations for the second quarter of 2008 and 2007:

	2008			2007			Percent Change 2008-2007
	April	May	June	April	May	June	April	May	June
On-time performance (a)	81.3	83.6	76.3	63.1	67.9	61.6	28.8	23.1	23.9
Completion factor (b)	98.9	99.1	98.1	98.6	98.5	97.2	0.3	0.6	0.9
Mishandled baggage (c)	4.20	3.86	4.70	7.96	7.17	10.59	(47.2)	(46.2)	(55.6)
Customer complaints (d)	2.51	1.94	2.36	4.82	2.66	3.43	(47.9)	(27.1)	(31.2)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.
We finished in the top three for on-time performance among the ten largest U.S. airlines for six consecutive months (December 2007 through May 2008). The June DOT operating statistics have not yet been released as of the date of this report. Our rate of mishandled bags improved dramatically from 10.59 in June 2007 to 4.7 in June 2008. Our rate of customer complaints also improved from 3.43 in June 2007 to 2.36 in June 2008.
Other Developments
In April 2008, US Airways and the International Association of Machinists (“IAM”) District 142 ratified a new unified agreement that moves all 3,300 of US Airways’ maintenance and related employees to one labor contract. The new contract moves pre-merger AWA maintenance and related employees to the higher pay scales of the pre-merger US Airways labor contract and modifies the existing US Airways labor agreement in ways that are mutually beneficial to IAM mechanic and related employees and US Airways. This agreement is expected to increase 2008 operating expenses by approximately $20 million. The new contract becomes amendable on December 31, 2011. In May 2008, the IAM District 142 ratified a new agreement that moves all 40 of US Airways’ maintenance training instructors to one labor contract. The new contract becomes amendable on December 31, 2011.
In May 2008, US Airways and IAM District 141 ratified a new unified agreement that moves all of US Airways’ 7,700 fleet service employees to one labor contract. The new contract moves pre-merger AWA fleet service employees to the terms of the pre-merger US Airways contract and modifies the existing US Airways agreement in ways that mutually benefit the employees and US Airways. This agreement is expected to increase 2008 operating expenses by approximately $20 million. The new contract becomes amendable on December 31, 2011.
In the second quarter of 2008, US Airways entered into facility agreements with three lenders in the amounts of $199 million, $198 million, and $119 million to finance the acquisition of certain Airbus A320 family aircraft to be delivered starting in the second half of 2008. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default and other covenants that are typical in the industry for similar financings, and are amortized over twelve years with balloon payments at maturity. As of June 30, 2008, US Airways has not borrowed against these facilities.

US Airways Group’s Results of Operations
In the three months ended June 30, 2008, we realized an operating loss of $536 million and a loss before income taxes of $567 million. The second quarter of 2008 operating results include a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September of 2005. The goodwill impairment charge is discussed in more detail under “Critical Accounting Policies and Estimates.” Also included in these results is $192 million of net realized gains on settled fuel hedge transactions as well as $190 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. We are required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $190 million discussed above, would have been deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. In addition, the 2008 period operating results include $34 million of net special charges, consisting of $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet, $10 million of merger related transition expenses and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the fleet reductions announced in June 2008.
In the three months ended June 30, 2007, we realized operating income of $289 million and income before taxes of $271 million. Included in these results is $25 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $2 million of net realized losses on settled fuel hedge transactions. The second quarter of 2007 operating results also include $27 million of net special charges due to merger related transition expenses as well as $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005.
In the first six months of 2008, we realized an operating loss of $733 million and a loss before income taxes of $804 million. Included in the operating results for the first six months of 2008 was the above-mentioned $622 million non-cash charge to write off goodwill. Also included in these results is $274 million of net realized gains on settled fuel hedge transactions as well as $226 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In addition, the 2008 period operating results include $59 million of net special charges, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the fleet reductions announced in June 2008. Nonoperating expense in the 2008 period includes $13 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt.
In the first six months of 2007, we realized operating income of $405 million and income before taxes of $340 million. Included in these results is $115 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $37 million of net realized losses on settled fuel hedge transactions. Included in the operating results for the first six months of 2007 was $66 million of net special charges due to merger related transition expenses as well as $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005. Nonoperating expense in the 2007 period includes an $18 million write off of debt issuance costs in connection with the refinancing of the $1.25 billion GE loan in March 2007.
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
We expect to report a loss for the full year 2008, which will increase our NOL, and accordingly, have not recorded a tax provision in the three and six months ended June 30, 2008.

We recognized $8 million and $11 million, respectively, of income tax expense for the three and six months ended June 30, 2007. This included $5 million and $6 million of non-cash tax expense for the three and six months ended June 30, 2007, respectively, as we utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, “Accounting for Income Taxes,” as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. We recorded Alternative Minimum Tax liability (“AMT”) expense of $2 million and $3 million for the three and six months ended June 30, 2007, respectively. In most cases the recognition of AMT does not result in tax expense. However, because our net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. For the three and six months ended June 30, 2007, we also recorded $1 million and $2 million, respectively, of state income tax expense related to certain states where NOL was not available or limited.
The table below sets forth our selected combined mainline operating data:

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2008	2007	2008-2007		2008	2007	2008-2007
Revenue passenger miles (millions) (a)	16,193	16,294	(0.6)		30,682	30,712	(0.1)
Available seat miles (millions) (b)	19,387	19,523	(0.7)		37,721	38,079	(0.9)
Passenger load factor (c)	83.5	83.5	—	pts	81.3	80.7	0.6	pts
Yield (d)	13.67	13.47	1.5		13.58	13.35	1.7
Passenger revenue per available seat mile (e)	11.42	11.24	1.6		11.05	10.77	2.6
Operating cost per available seat mile (f)	15.33	11.34	35.2		13.98	11.06	26.5
Passenger enplanements (thousands) (g)	14,410	15,375	(6.3)		27,946	29,355	(4.8)
Aircraft at end of period	357	358	(0.3)		357	358	(0.3)
Block hours (h)	337,257	344,736	(2.2)		664,587	679,693	(2.2)
Average stage length (miles) (i)	971	930	4.5		954	921	3.6
Average passenger journey (miles) (j)	1,584	1,494	6.0		1,552	1,478	4.9
Fuel consumption (gallons in millions)	299.1	306.6	(2.4)		584.6	598.5	(2.3)
Average aircraft fuel price including related taxes (dollars per gallon)	3.63	2.15	69.2		3.26	2.02	61.8
Full time equivalent employees at end of period	34,359	35,532	(3.3)		34,359	35,532	(3.3)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

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

Three Months Ended June 30, 2008
Compared with the
Three Months Ended June 30, 2007
Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)
Operating revenues:
Mainline passenger	$2,214	$2,194	0.9
Express passenger	802	737	8.8
Cargo	38	34	12.1
Other	203	190	6.7

Total operating revenues	$3,257	$3,155	3.2

Total operating revenues for the three months ended June 30, 2008 were $3.26 billion as compared to $3.16 billion for the 2007 period. Mainline passenger revenues were $2.21 billion in the second quarter of 2008, as compared to $2.19 billion for the 2007 period. RPMs decreased 0.6% as mainline capacity, as measured by ASMs, decreased 0.7%, resulting in a load factor of 83.5%. Passenger yield increased 1.5% to 13.67 cents in the second quarter of 2008 from 13.47 cents in the second quarter of 2007. PRASM increased 1.6% to 11.42 cents in the second quarter of 2008 from 11.24 cents in the second quarter of 2007. Yield and PRASM increased in the second quarter of 2008 due principally to continued strong passenger demand, continued capacity and pricing discipline and fare increases in certain markets during the 2008 period.
Express passenger revenues were $802 million for the second quarter of 2008, an increase of $65 million from the 2007 period. Express capacity, as measured by ASMs, increased 9.4% in the second quarter of 2008 due principally to the year over year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 6.1% on this higher capacity resulting in a 2.3 point decrease in load factor to 74.7%. Passenger yield increased by 2.5% to 27.59 cents in the second quarter of 2008 from 26.9 cents in the second quarter of 2007. PRASM decreased 0.6% to 20.6 cents in the second quarter of 2008 from 20.72 cents in the second quarter of 2007. The decrease in Express PRASM is driven by a decrease in load factor on higher capacity, offset by higher yield. The increase in Express yield is the result of the same industry conditions impacting the mainline operations discussed above.
Cargo revenues were $38 million for the second quarter of 2008, an increase of $4 million from the 2007 period. This increase is the result of an increase in fuel surcharges and mail volumes in the 2008 period. Other revenues were $203 million for the second quarter of 2008, an increase of $13 million from the 2007 period due primarily to our second checked bag fee initiative, which was implemented in the second quarter of 2008.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,086	$658	65.1
Loss (gain) on fuel hedging instruments, net:
Realized	(192)	2	nm
Unrealized	(190)	(25)	nm
Salaries and related costs	571	576	(0.9)
Aircraft rent	183	180	1.5
Aircraft maintenance	200	170	17.9
Other rent and landing fees	142	139	2.2
Selling expenses	116	125	(7.1)
Special items, net	34	27	22.8
Depreciation and amortization	57	46	22.4
Goodwill impairment	622	—	nm
Other	342	316	9.0

Total mainline operating expenses	2,971	2,214	34.2
Express expenses:
Fuel	340	187	81.6
Other	482	465	3.6

Total Express expenses	822	652	26.0

Total operating expenses	$3,793	$2,866	32.4

Total operating expenses were $3.79 billion in the second quarter of 2008, an increase of $927 million or 32.4% compared to the 2007 period. Mainline operating expenses were $2.97 billion in the second quarter of 2008, an increase of $757 million or 34.2% from the 2007 period, while ASMs decreased 0.7%. The 2008 period included a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September of 2005. Mainline CASM increased 35.2% to 15.33 cents in the second quarter of 2008 from 11.34 cents in the second quarter of 2007. The goodwill charge discussed above contributed 3.21 cents to our second quarter 2008 mainline CASM. The remaining period over period increase in CASM was driven principally by increases in aircraft fuel costs ($428 million), offset in part by an increase in the net gain on fuel hedging instruments ($359 million).
In addition, the 2008 period included net charges from special items of $34 million, consisting of $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet, $10 million of merger related transition expenses and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the fleet reductions announced in June 2008. This compares to net charges from special items of $27 million in the 2007 period due to merger related transition expenses.
The table below sets forth the major components of our mainline CASM for the three months ended June 30, 2008 and 2007:

			Percent
	2008	2007	Change
	(In cents)
Mainline:
Aircraft fuel and related taxes	5.60	3.37	66.3
Gain on fuel hedging instruments, net	(1.97)	(0.12)	nm
Salaries and related costs	2.95	2.95	—
Aircraft rent	0.95	0.92	2.2
Aircraft maintenance	1.03	0.87	18.7
Other rent and landing fees	0.73	0.71	2.9
Selling expenses	0.60	0.64	(6.4)
Special items, net	0.17	0.14	23.7
Depreciation and amortization	0.29	0.24	23.2
Goodwill impairment	3.21	—	nm
Other	1.77	1.62	9.7

	15.33	11.34	35.2

Significant changes in the components of operating expense per ASM are explained as follows:
•	Aircraft fuel and related taxes per ASM increased 66.3% due primarily to a 69.2% increase in the average price per gallon of fuel to $3.63 in the second quarter of 2008 from $2.15 in 2007 period.

•
Gain on fuel hedging instruments, net per ASM increased from a gain of 0.12 cents in the second quarter of 2007 to a gain of 1.97 cents in the second quarter of 2008 as a result of a period over period increase in the fair value of costless collar transactions.

•
Aircraft maintenance expense per ASM increased 18.7% due principally to increases in the number of engine and landing gear overhauls performed, coupled with a higher rate per engine and landing gear overhaul as a result of servicing larger capacity aircraft in the 2008 maintenance cycle as compared to the 2007 period.

•
Depreciation and amortization expense per ASM increased 23.2% due primarily to an increase in depreciation of owned aircraft as a result of the acquisition of six Embraer 190 aircraft subsequent to the second quarter of 2007 and eight Embraer 190 aircraft in the first half of 2008.

•
Other expenses per ASM increased 9.7% due primarily to the increase in the incremental cost of travel redemptions associated with our frequent traveler program as a result of increases in fuel costs. Other operating expenses in the 2007 period benefited from $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005.

Total Express expenses increased 26% in the second quarter of 2008 to $822 million from $652 million in the 2007 period, as Express fuel costs increased $153 million and other Express expenses increased $17 million. The average fuel price per gallon increased 71.3% from $2.17 in the 2007 period to $3.72 in the 2008 period. Other Express operating expenses increased as a result of a 9.4% increase in Express capacity.
Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)
Nonoperating income (expense):
Interest income	$21	$48	(56.2)
Interest expense, net	(56)	(69)	(18.4)
Other, net	4	3	60.8

Total nonoperating expense, net	$(31)	$(18)	69.0

We had net nonoperating expense of $31 million in the second quarter of 2008 as compared to $18 million in the second quarter of 2007. Interest income decreased $27 million in the 2008 period due to lower average investment balances and lower rates of return. Interest expense, net decreased $13 million due primarily to reductions in average interest rates associated with variable rate debt as compared to the 2007 period.

Six Months Ended June 30, 2008
Compared with the
Six Months Ended June 30, 2007
Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)
Operating revenues:
Mainline passenger	$4,167	$4,100	1.6
Express passenger	1,459	1,346	8.4
Cargo	74	70	5.4
Other	396	371	6.9

Total operating revenues	$6,096	$5,887	3.6

Total operating revenues for the six months ended June 30, 2008 were $6.1 billion as compared to $5.89 billion for the 2007 period. Mainline passenger revenues were $4.17 billion for the first six months of 2008, as compared to $4.1 billion for the 2007 period. RPMs decreased 0.1% as mainline capacity, as measured by ASMs, decreased 0.9%, resulting in a 0.6 point increase in load factor to 81.3%. Passenger yield increased 1.7% to 13.58 cents in the first six months of 2008 from 13.35 cents in the 2007 period. PRASM increased 2.6% to 11.05 cents in the first six months of 2008 from 10.77 cents in the 2007 period. Yield and PRASM increased in the first six months of 2008 due principally to continued strong passenger demand, continued capacity and pricing discipline and fare increases in certain markets during the 2008 period.
Express passenger revenues were $1.46 billion for the first six months of 2008, an increase of $113 million from the 2007 period. Express capacity, as measured by ASMs, increased 6.9% for the first six months of 2008 due principally to the year over year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 5.2% on this higher capacity resulting in a 1.1 point decrease in load factor to 72%. Passenger yield increased by 3% to 27.07 cents in the first six months of 2008 from 26.28 cents in the 2007 period. PRASM increased 1.3% to 19.48 cents in the first six months of 2008 from 19.22 cents in the 2007 period. The increase in Express yield and PRASM are the result of the same industry conditions impacting the mainline operations discussed above.
Cargo revenues were $74 million for the first six months of 2008, an increase of $4 million from the 2007 period. This increase is the result of an increase in fuel surcharges and mail volumes in the 2008 period. Other revenues were $396 million for the first six months of 2008, an increase of $25 million from the 2007 period due primarily to our second checked bag fee initiative, which was implemented in the second quarter of 2008, as well as an increase in revenues associated with our frequent traveler program.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,908	$1,208	58.0
Loss (gain) on fuel hedging instruments, net:
Realized	(274)	37	nm
Unrealized	(226)	(115)	96.2
Salaries and related costs	1,134	1,104	2.7
Aircraft rent	361	360	0.3
Aircraft maintenance	413	335	23.2
Other rent and landing fees	287	267	7.5
Selling expenses	220	231	(4.7)
Special items, net	59	66	(10.7)
Depreciation and amortization	107	90	18.1
Goodwill impairment	622	—	nm
Other	662	627	5.7

Total mainline operating expenses	5,273	4,210	25.3
Express expenses:
Fuel	589	340	73.2
Other	967	932	3.7

Total Express expenses	1,556	1,272	22.2

Total operating expenses	$6,829	$5,482	24.6

Total operating expenses were $6.83 billion in the first six months of 2008, an increase of $1.35 billion or 24.6% compared to the 2007 period. Mainline operating expenses were $5.27 billion in the first six months of 2008, an increase of $1.06 billion or 25.3% from the 2007 period, while ASMs decreased 0.9%. The 2008 period included a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September of 2005. Mainline CASM increased 26.5% to 13.98 cents in the first six months of 2008 from 11.06 cents in the 2007 period. The goodwill charge discussed above contributed 1.65 cents to our mainline CASM for the first six months of 2008. The remaining period over period increase in CASM was driven principally by increases in aircraft fuel costs ($700 million) and aircraft maintenance ($78 million), which were offset in part by an increase in the net gain on fuel hedging instruments ($422 million).
In addition, the 2008 period included net charges from special items of $59 million, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the fleet reductions announced in June 2008. This compares to net charges from special items of $66 million in the 2007 period due to merger related transition expenses.
The table below sets forth the major components of our mainline CASM for the six months ended June 30, 2008 and 2007:

			Percent
	2008	2007	Change
	(In cents)
Mainline:
Aircraft fuel and related taxes	5.06	3.17	59.5
Gain on fuel hedging instruments, net	(1.33)	(0.21)	nm
Salaries and related costs	3.01	2.90	3.7
Aircraft rent	0.96	0.95	1.3
Aircraft maintenance	1.09	0.88	24.4
Other rent and landing fees	0.76	0.70	8.5
Selling expenses	0.58	0.61	(3.8)
Special items, net	0.16	0.17	(9.8)
Depreciation and amortization	0.28	0.24	19.3
Goodwill impairment	1.65	—	nm
Other	1.76	1.65	6.7

	13.98	11.06	26.5

Significant changes in the components of operating expense per ASM are explained as follows:
•	Aircraft fuel and related taxes per ASM increased 59.5% due primarily to a 61.8% increase in the average price per gallon of fuel to $3.26 in the first six months of 2008 from $2.02 in 2007 period.

•
Gain on fuel hedging instruments, net per ASM increased from a gain of 0.21 cents in the first six months of 2007 to a gain of 1.33 cents in the first six months of 2008 as a result of a period over period increase in the fair value of costless collar transactions.

•
Aircraft maintenance expense per ASM increased 24.4% due principally to increases in the number of engine and landing gear overhauls performed, coupled with a higher rate per engine and landing gear overhaul as a result of servicing larger capacity aircraft in the 2008 maintenance cycle as compared to the 2007 period.

•
Other rent and landing fees expense per ASM increased 8.5% due primarily to reductions in annually determined rent credits received at certain airport stations as well as increases in rental rates at certain airport stations in the 2008 period as compared to the 2007 period.

•
Depreciation and amortization expense per ASM increased 19.3% due primarily to an increase in depreciation of owned aircraft as a result of the acquisition of six Embraer 190 aircraft subsequent to the second quarter of 2007 and eight Embraer 190 aircraft in the first half of 2008.

•
Other expenses per ASM increased 6.7% due primarily to the increase in the incremental cost of travel redemptions associated with our frequent traveler program as a result of increases in fuel costs. Other operating expenses in the 2007 period benefited from $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005.

Total Express expenses increased 22.2% in the first six months of 2008 to $1.56 billion from $1.27 billion in the 2007 period, as Express fuel costs increased $249 million and other Express expenses increased $35 million. The average fuel price per gallon increased 66.4% from $2 in the first six months of 2007 to $3.33 in the 2008 period. Other Express operating expenses increased as a result of a 6.9% increase in Express capacity.
Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)
Nonoperating income (expense):
Interest income	$50	$88	(43.6)
Interest expense, net	(116)	(140)	(16.9)
Other, net	(5)	(13)	(66.9)

Total nonoperating expense, net	$(71)	$(65)	9.4

We had net nonoperating expense of $71 million in the first six months of 2008 as compared to $65 million in the 2007 period. Interest income decreased $38 million in the 2008 period due to lower average investment balances and lower rates of return. Interest expense, net decreased $24 million due primarily to reductions in average interest rates associated with variable rate debt as compared to the 2007 period.
The 2008 period includes net other nonoperating expense of $5 million primarily related to $13 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset in part by $8 million in gains on forgiveness of debt. Net nonoperating expense in the 2007 period includes an $18 million write off of debt issuance costs in connection with the refinancing of the GE loan in March 2007.

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
In the three months ended June 30, 2008, US Airways realized an operating loss of $538 million and a loss before income taxes of $559 million. The second quarter of 2008 operating results include a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September of 2005. The goodwill impairment charge is discussed in more detail under “Critical Accounting Policies and Estimates.” Also included in these results is $192 million of net realized gains on settled fuel hedge transactions as well as $190 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. US Airways is required to use mark-to-market accounting as its existing fuel hedging instruments do not meet the requirements for hedge accounting established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $190 million discussed above, would have been deferred in other comprehensive income, a component of stockholder’s equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. In addition, the 2008 period operating results include $34 million of net special charges, consisting of $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet, $10 million of merger related transition expenses and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the fleet reductions announced in June 2008.
In the three months ended June 30, 2007, US Airways realized operating income of $295 million and income before income taxes of $291 million. Included in these results is $25 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $2 million of net realized losses on settled fuel hedge transactions. The second quarter of 2007 operating results also include $27 million of net special charges due to merger related transition expenses as well as $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005.
In the first six months of 2008, US Airways realized an operating loss of $730 million and a loss before income taxes of $783 million. Included in the operating results for the first six months of 2008 was the above-mentioned $622 million non-cash charge to write off goodwill. Also included in these results is $274 million of net realized gains on settled fuel hedge transactions as well as $226 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In addition, the 2008 period operating results include $59 million of net special charges, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the fleet reductions announced in June 2008. Nonoperating expense in the 2008 period includes $13 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt.
In the first six months of 2007, US Airways realized operating income of $424 million and income before taxes of $398 million. Included in these results is $115 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $37 million of net realized losses on settled fuel hedge transactions. Included in the operating results for the first six months of 2007 was $66 million of net special charges due to merger related transition expenses as well as $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005.

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
US Airways expects to report a loss for the full year 2008, which will increase its NOL, and accordingly, has not recorded a tax provision in the three and six months ended June 30, 2008.
US Airways recognized $8 million and $11 million, respectively, of income tax expense for the three and six months ended June 30, 2007. This included $5 million and $6 million of non-cash tax expense for the three and six months ended June 30, 2007, respectively, as US Airways utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, “Accounting for Income Taxes,” as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. US Airways recorded AMT expense of $2 million and $3 million for the three and six months ended June 30, 2007, respectively. In most cases the recognition of AMT does not result in tax expense. However, because US Airways’ net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. For the three and six months ended June 30, 2007, US Airways also recorded $1 million and $2 million, respectively, of state income tax expense related to certain states where NOL was not available or limited.
The table below sets forth selected mainline operating data for US Airways:

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2008	2007	2008-2007		2008	2007	2008-2007
Revenue passenger miles (millions) (a)	16,193	16,294	(0.6)		30,682	30,712	(0.1)
Available seat miles (millions) (b)	19,387	19,523	(0.7)		37,721	38,079	(0.9)
Passenger load factor (c)	83.5	83.5	—	pts	81.3	80.7	0.6	pts
Yield (d)	13.67	13.47	1.5		13.58	13.35	1.7
Passenger revenue per available seat mile (e)	11.42	11.24	1.6		11.05	10.77	2.6
Aircraft at end of period	357	358	(0.3)		357	358	(0.3)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

Three Months Ended June 30, 2008
Compared with the
Three Months Ended June 30, 2007
Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)
Operating revenues:
Mainline passenger	$2,214	$2,194	0.9
Express passenger	802	737	8.8
Cargo	38	34	12.1
Other	233	220	6.1

Total operating revenues	$3,287	$3,185	3.2

Total operating revenues for the three months ended June 30, 2008 were $3.29 billion as compared to $3.19 billion for the 2007 period. Mainline passenger revenues were $2.21 billion in the second quarter of 2008, as compared to $2.19 billion for the 2007 period. RPMs decreased 0.6% as mainline capacity, as measured by ASMs, decreased 0.7%, resulting in a load factor of 83.5%. Passenger yield increased 1.5% to 13.67 cents in the second quarter of 2008 from 13.47 cents in the second quarter of 2007. PRASM increased 1.6% to 11.42 cents in the second quarter of 2008 from 11.24 cents in the second quarter of 2007. Yield and PRASM increased in the second quarter of 2008 due principally to continued strong passenger demand, continued capacity and pricing discipline and fare increases in certain markets during the 2008 period.
Express passenger revenues were $802 million for the second quarter of 2008, an increase of $65 million from the 2007 period. Express capacity, as measured by ASMs, increased 9.4% in the second quarter of 2008 due principally to the year over year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 6.1% on this higher capacity resulting in a 2.3 point decrease in load factor to 74.7%. Passenger yield increased by 2.5% to 27.59 cents in the second quarter of 2008 from 26.9 cents in the second quarter of 2007. PRASM decreased 0.6% to 20.6 cents in the second quarter of 2008 from 20.72 cents in the second quarter of 2007. The decrease in Express PRASM is driven by a decrease in load factor on higher capacity, offset by higher yield. The increase in Express yield is the result of the same industry conditions impacting the mainline operations discussed above.
Cargo revenues were $38 million for the second quarter of 2008, an increase of $4 million from the 2007 period. This increase is the result of an increase in fuel surcharges and mail volumes in the 2008 period. Other revenues were $233 million for the second quarter of 2008, an increase of $13 million from the 2007 period due primarily to US Airways’ second checked bag fee initiative, which was implemented in the second quarter of 2008.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,086	$658	65.1
Loss (gain) on fuel hedging instruments, net:
Realized	(192)	2	nm
Unrealized	(190)	(25)	nm
Salaries and related costs	571	576	(0.9)
Aircraft rent	183	180	1.5
Aircraft maintenance	200	170	17.9
Other rent and landing fees	142	139	2.2
Selling expenses	116	125	(7.1)
Special items, net	34	27	23.0
Depreciation and amortization	59	49	21.3
Goodwill impairment	622	—	nm
Other	339	308	10.2

Total mainline operating expenses	2,970	2,209	34.4
Express expenses:
Fuel	340	187	81.6
Other	515	494	4.2

Total Express expenses	855	681	25.4

Total operating expenses	$3,825	$2,890	32.3

Total operating expenses were $3.83 billion in the second quarter of 2008, an increase of $935 million or 32.3% compared to the 2007 period. Mainline operating expenses were $2.97 billion in the second quarter of 2008, an increase of $761 million or 34.4% from the 2007 period. The 2008 period included a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September of 2005. The period over period increase in mainline operating expenses in addition to the goodwill charge was driven principally by increases in aircraft fuel costs ($428 million), offset in part by an increase in the net gain on fuel hedging instruments ($359 million).
In addition, the 2008 period included net charges from special items of $34 million, consisting of $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet, $10 million of merger related transition expenses and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the fleet reductions announced in June 2008. This compares to net charges from special items of $27 million in the 2007 period due to merger related transition expenses.
Significant changes in the components of mainline operating expenses are as follows:
•	Aircraft fuel and related taxes increased 65.1% due primarily to a 69.2% increase in the average price per gallon of fuel to $3.63 in the second quarter of 2008 from $2.15 in the 2007 period.
•
Loss (gain) on fuel hedging instruments, net increased from a gain of $23 million in the second quarter of 2007 to a gain of $382 million in the second quarter of 2008 as a result of a period over period increase in the fair value of the costless collar transactions.

•
Aircraft maintenance expense increased 17.9% due principally to increases in the number of engine and landing gear overhauls performed, coupled with a higher rate per engine and landing gear overhaul as a result of servicing larger capacity aircraft in the 2008 maintenance cycle as compared to the 2007 period.

•
Depreciation and amortization expense increased 21.3% due primarily to an increase in depreciation of owned aircraft as a result of the acquisition of six Embraer 190 aircraft subsequent to the second quarter of 2007 and eight Embraer 190 aircraft in the first half of 2008.

•
Other expenses increased 10.2% due primarily to the increase in the incremental cost of travel redemptions associated with US Airways’ frequent traveler program as a result of increases in fuel costs. Other operating expenses in the 2007 period benefited from $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005.

Total Express expenses increased 25.4% in the second quarter of 2008 to $855 million from $681 million in the 2007 period, as Express fuel costs increased $153 million and other Express expenses increased $21 million. The average fuel price per gallon increased 71.3% from $2.17 in the 2007 period to $3.72 in the 2008 period. Other Express operating expenses increased as a result of a 9.4% increase in Express capacity.
Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)
Nonoperating income (expense):
Interest income	$21	$48	(56.2)
Interest expense, net	(46)	(54)	(14.0)
Other, net	4	2	73.9

Total nonoperating expense, net	$(21)	$(4)	nm

US Airways had net nonoperating expense of $21 million in the second quarter of 2008 as compared to $4 million in the second quarter of 2007. Interest income decreased $27 million in the 2008 period due to lower average investment balances and lower rates of return. Interest expense, net decreased $8 million due primarily to reductions in average interest rates associated with variable rate debt as compared to the 2007 period.
Six Months Ended June 30, 2008
Compared with the
Six Months Ended June 30, 2007
Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)
Operating revenues:
Mainline passenger	$4,167	$4,100	1.6
Express passenger	1,459	1,346	8.4
Cargo	74	70	5.4
Other	454	430	5.7

Total operating revenues	$6,154	$5,946	3.5

Total operating revenues for the six months ended June 30, 2008 were $6.15 billion as compared to $5.95 billion for the 2007 period. Mainline passenger revenues were $4.17 billion for the first six months of 2008, as compared to $4.1 billion for the 2007 period. RPMs decreased 0.1% as mainline capacity, as measured by ASMs, decreased 0.9%, resulting in a 0.6 point increase in load factor to 81.3%. Passenger yield increased 1.7% to 13.58 cents in the first six months of 2008 from 13.35 cents in the 2007 period. PRASM increased 2.6% to 11.05 cents in the first six months of 2008 from 10.77 cents in the 2007 period. Yield and PRASM increased in the first six months of 2008 due principally to continued strong passenger demand, continued capacity and pricing discipline and fare increases in certain markets during the 2008 period.
Express passenger revenues were $1.46 billion for the first six months of 2008, an increase of $113 million from the 2007 period. Express capacity, as measured by ASMs, increased 6.9% in the first six months of 2008 due principally to the year over year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 5.2% on higher capacity resulting in a 1.1 point decrease in load factor to 72%. Passenger yield increased by 3% to 27.07 cents in the first six months of 2008 from 26.28 cents in the 2007 period. PRASM increased 1.3% to 19.48 cents in the first six months of 2008 from 19.22 cents in the 2007 period. The increase in Express yield and PRASM are the result of the same industry conditions impacting the mainline operations discussed above.

Cargo revenues were $74 million for the first six months of 2008, an increase of $4 million from the 2007 period. This increase is the result of an increase in fuel surcharges and mail volumes in the 2008 period. Other revenues were $454 million for the first six months of 2008, an increase of $24 million from the 2007 period due primarily to US Airways’ second checked bag fee initiative, which was implemented in the second quarter of 2008, as well as an increase in revenues associated with US Airways’ frequent traveler program.
Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,908	$1,208	58.0
Loss (gain) on fuel hedging instruments, net:
Realized	(274)	37	nm
Unrealized	(226)	(115)	96.2
Salaries and related costs	1,134	1,104	2.7
Aircraft rent	361	360	0.3
Aircraft maintenance	413	335	23.2
Other rent and landing fees	287	267	7.5
Selling expenses	220	231	(4.7)
Special items, net	59	66	(10.6)
Depreciation and amortization	111	95	17.2
Goodwill impairment	622	—	nm
Other	656	615	6.6

Total mainline operating expenses	5,271	4,203	25.4
Express expenses:
Fuel	589	340	73.2
Other	1,024	979	4.7

Total Express expenses	1,613	1,319	22.3

Total operating expenses	$6,884	$5,522	24.7

Total operating expenses were $6.89 billion in the first six months of 2008, an increase of $1.36 billion or 24.7% compared to the 2007 period. Mainline operating expenses were $5.27 billion in the first six months of 2008, an increase of $1.07 billion or 25.4% from the 2007 period. The 2008 period included a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September of 2005. The period over period increase in mainline operating expenses in addition to the goodwill charge was driven principally by increases in aircraft fuel costs ($700 million) and aircraft maintenance ($78 million), which were offset in part by an increase in the net gain on fuel hedging instruments ($422 million).
In addition, the 2008 period included net charges from special items of $59 million, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the fleet reductions announced in June 2008. This compares to net charges from special items of $66 million in the 2007 period due to merger related transition expenses.
Significant changes in the components of mainline operating expenses are as follows:
•	Aircraft fuel and related taxes increased 58% due primarily to a 61.8% increase in the average price per gallon of fuel to $3.26 in the first six months of 2008 from $2.02 in the 2007 period.
•
Loss (gain) on fuel hedging instruments, net increased from a gain of $78 million in the first six months of 2007 to a gain of $500 million in the first six months of 2008 as a result of a period over period increase in the fair value of the costless collar transactions.

•
Aircraft maintenance expense increased 23.2% due principally to increases in the number of engine and landing gear overhauls performed, coupled with a higher rate per engine and landing gear overhaul as a result of servicing larger capacity aircraft in the 2008 maintenance cycle as compared to the 2007 period.

•
Other rent and landing fees expense increased 7.5% due primarily to reductions in annually determined rent credits received at certain airport stations as well as increases in rental rates at certain airport stations in the 2008 period as compared to the 2007 period.

•
Depreciation and amortization expense increased 17.2% due primarily to an increase in depreciation of owned aircraft as a result of the acquisition of six Embraer 190 aircraft subsequent to the second quarter of 2007 and eight Embraer 190 aircraft in the first half of 2008.

•
Other expenses increased 6.6% due primarily to the increase in the incremental cost of travel redemptions associated with US Airways’ frequent traveler program as a result of increases in fuel costs. Other operating expenses in the 2007 period benefited from $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005.

Total Express expenses increased 22.3% in the first six months of 2008 to $1.61 billion from $1.32 billion in the 2007 period, as Express fuel costs increased $249 million and other Express expenses increased $45 million. The average fuel price per gallon increased 66.4% from $2 in the first six months of 2007 to $3.33 in the 2008 period. Other Express operating expenses increased as a result of a 6.9% increase in Express capacity.
Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)
Nonoperating income (expense):
Interest income	$50	$88	(43.6)
Interest expense, net	(99)	(119)	(17.3)
Other, net	(4)	5	nm

Total nonoperating expense, net	$(53)	$(26)	nm

US Airways had net nonoperating expense of $53 million in the first six months of 2008 as compared to $26 million in the 2007 period. Interest income decreased $38 million in the 2008 period due to lower average investment balances and lower rates of return. Interest expense, net decreased $20 million due primarily to reductions in average interest rates associated with variable rate debt as compared to the 2007 period.
The 2008 period includes net other nonoperating expense of $4 million primarily related to $13 million in impairment losses on certain available for sale auction rate securities considered to be other than temporary as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset in part by $8 million in gains on forgiveness of debt.

Liquidity and Capital Resources
As of June 30, 2008, our cash, cash equivalents, and investments in marketable securities and restricted cash were $2.76 billion, of which $2.3 billion was unrestricted. Our investments in marketable securities include $285 million of investments in auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets.
Investments in Marketable Securities
The par value of these auction rate securities totals $411 million as of June 30, 2008. Contractual maturities for these auction rate securities range from eight to 44 years, with 62% of our portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. The interest rates are reset approximately every 28 days, and current yields range from 2.88% to 4.48%. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, we have not experienced any defaults and continue to earn and receive interest on all of these investments at the maximum contractual rate.
We estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
We concluded that the fair value of these auction rate securities at June 30, 2008 was $285 million, a decline of $126 million from par value and $68 million from the fair value at December 31, 2007. Of the decline in fair value from December 31, 2007, $59 million of unrealized losses were deemed temporary, as we believe the decline in fair value is due to general market conditions. Based upon our evaluation of available information, we believe these investments are of high credit quality, as 65% of the investments carry a AAA credit rating and 30% of the investments carry an A to AA credit rating. In addition, approximately 30% of the par value of our auction rate securities are insured. Given our review of the underlying securities, we believe sufficient evidence exists to support the recovery of par value of the temporarily impaired investments. We have the intent and ability to hold these investments until anticipated recovery in fair value occurs. Accordingly, we have recorded an unrealized loss on these securities of $59 million in other comprehensive income, of which $10 million was recognized in the second quarter of 2008. As of June 30, 2008, the accumulated unrealized losses in other comprehensive income total $103 million related to these auction rate securities.
In the first quarter of 2008, we recorded a $13 million impairment charge in other nonoperating expense, net related to recording full impairment of two auction rate securities, consisting of 5% of the par value of our auction rate security portfolio. Our conclusion for the other than temporary impairment for one of the securities, par value of $11 million, was based on a substantial downgrade in the security’s credit rating from AA to B during the first quarter of 2008 resulting in a total impairment charge of $11 million, of which $4 million represented the reclassification of previously recorded unrealized losses in other comprehensive income. Our conclusion for the other than temporary impairment for the other security, par value of $12 million, was based on a severe decline in the fair value of this security during the first quarter of 2008. Accordingly, an additional $2 million of impairment charge was recorded during the first quarter of 2008. This charge is in addition to $10 million of impairment charge for this same security recorded in 2007.
The following table details the fair value adjustments to our auction rate securities during the first six months of 2008 (in millions):

Investments in
Marketable
Securities
(Noncurrent)

Balance at December 31, 2007	$353
Unrealized losses recorded to other comprehensive income	(59)
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	4
Impairment losses included in other nonoperating expense, net	(13)

Balance at June 30, 2008	$285

We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or impairment charges in other nonoperating expense, net in future periods.
We intend and have the ability to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable securities balances of $2.01 billion at June 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.
Sources and Uses of Cash
US Airways Group
Net cash provided by operating activities was $96 million and $646 million for the first six months of 2008 and 2007, respectively. The period over period decrease of $550 million is due principally to our net loss for the first six months of 2008, which was driven by record high fuel prices. Our mainline and Express fuel expense, net of realized gains on fuel hedging transactions was $638 million higher in the 2008 period than the 2007 period on slightly lower capacity.
Net cash used in investing activities was $537 million and $1.13 billion for the first six months of 2008 and 2007, respectively. Principal investing activities in the 2008 period included purchases of property and equipment totaling $400 million, including the purchase of eight Embraer 190 aircraft, a $79 million increase in equipment purchase deposits for certain aircraft on order and net purchases of investments in marketable securities of $67 million. Principal investing activities in the 2007 period included purchases of property and equipment totaling $201 million, including the purchase of three Embraer 190 aircraft, and net purchases of investments in marketable securities of $1.11 billion, all of which was offset in part by a decrease in restricted cash of $168 million and $31 million in proceeds from the sale of an investment in Sabre Holdings Corporation. The change in the restricted cash balances for the 2007 period was due to changes in reserves required under an agreement for processing credit card transactions.
Net cash provided by financing activities was $210 million and $25 million for the first six months of 2008 and 2007, respectively. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $387 million, in part to finance the acquisition of eight Embraer 190 aircraft, and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $169 million, including $97 million related to the aircraft equipment note refinancing discussed above. Principal financing activities in the 2007 period included proceeds from the issuance of debt of $1.67 billion related to the Citicorp credit facility and the acquisition of property and equipment. Debt repayments were $1.64 billion and, using the proceeds from the Citicorp credit facility, included the repayment in full of the outstanding balance on the $1.25 billion GE loan, the prepayment of miles by Barclays Bank Delaware of $325 million and the repayment of the outstanding balance under a General Electric Capital Corporation (“GECC”) credit facility of $19 million.
US Airways
Net cash provided by operating activities was $67 million and $661 million for the first six months of 2008 and 2007, respectively. The period over period decrease of $594 million is due principally to US Airways’ net loss for the first six months of 2008, which was driven by record high fuel prices. US Airways’ mainline and Express fuel expense, net of realized gains on fuel hedging transactions was $638 million higher for the 2008 period than the 2007 period on slightly lower capacity.
Net cash used in investing activities was $520 million and $1.12 billion for the first six months of 2008 and 2007, respectively. Principal investing activities in the 2008 period included purchases of property and equipment totaling $383 million, including the purchase of eight Embraer 190 aircraft, a $79 million increase in equipment purchase deposits for certain aircraft on order and net purchases of investments in marketable securities of $67 million. Principal investing activities in the 2007 period included purchases of property and equipment totaling $191 million, including the purchase of three Embraer 190 aircraft, and net purchases of investments in marketable securities of $1.11 billion, all of which was offset in part by a decrease in restricted cash of $168 million and $31 million in proceeds from the sale of an investment in Sabre Holdings Corporation. The change in the restricted cash balances for the 2007 period was due to changes in reserves required under an agreement for processing credit card transactions.

Net cash provided by financing activities was $226 million and $3 million for the first six months of 2008 and 2007, respectively. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $387 million, in part to finance the acquisition of eight Embraer 190 aircraft, and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $153 million, including $97 million related to the aircraft equipment note refinancing discussed above. Principal financing activities in the 2007 period included proceeds from the issuance of debt of $66 million to finance the acquisition of property and equipment, and total debt repayments were $63 million.
Commitments
As of June 30, 2008, we had $3.48 billion of long-term debt (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2007 Form 10-K.
Citicorp Credit Facility
On March 23, 2007, we entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders, pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways, AWA and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility. As of June 30, 2008, the outstanding balance under the Citicorp credit facility was $1.58 billion.
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of June 30, 2008, the interest rate on the Citicorp credit facility was 4.98% based on a 2.50% LIBOR margin.
The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. At June 30, 2008, we were in compliance with all debt covenants.
Credit Card Processing Agreements
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to us soon after the purchase is completed, the air travel generally occurs after that time, and the processor may have liability if we do not ultimately provide the air travel. Our agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. These holdback requirements can be modified at the discretion of the processing companies, up to the estimated liability for future air travel purchased with the respective credit cards, upon the occurrence of specified events, including material adverse changes in our financial condition. The amount that the processing companies may withhold also varies as a result of changes in financial risk due to seasonal fluctuations in ticket volume. We are in discussions with our credit card processing companies concerning the level of held back amounts. Additional holdback requirements will reduce our liquidity in the form of unrestricted cash and short-term investments by the amount of the holdbacks.

2008 Financing Transactions
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
On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of June 30, 2008, the outstanding balance of this credit facility agreement is $44 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered with a final maturity date of the loan in November 2010.
In the second quarter of 2008, US Airways entered into facility agreements with three lenders in the amounts of $199 million, $198 million, and $119 million to finance the acquisition of certain Airbus A320 family aircraft to be delivered starting in the second half of 2008. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default and other covenants that are typical in the industry for similar financings, and are amortized over twelve years with balloon payments at maturity. As of June 30, 2008, US Airways has not borrowed against these facilities.
Aircraft and Engine Purchase Commitments
In the first six months of 2008, we took delivery of eight Embraer E190 aircraft, which we financed through an existing facility agreement. We have six Embraer E190 firm aircraft remaining to be delivered under our Amended and Restated Purchase Agreement with Embraer. These aircraft will be financed through an existing facility agreement and we expect to take delivery of these aircraft in the second half of 2008. In March 2008, we amended the Amended and Restated Purchase Agreement to revise the delivery schedule for the additional 32 Embraer 190 aircraft.
In 2007, US Airways and Airbus executed definitive purchase agreements for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 widebody aircraft, comprised of 22 Airbus A350 Xtra Wide Body (“XWB”) aircraft and ten Airbus A330-200 aircraft. These are in addition to the 37 single-aisle A320 family aircraft from the previous Airbus purchase agreement. US Airways is scheduled to begin taking delivery of the A320 family aircraft in 2008. Deliveries of the A330 aircraft will begin in 2009 and deliveries of the A350 XWB aircraft will begin in 2014. In the fourth quarter of 2007, US Airways also modified its A330 Purchase Agreement with Airbus to add five additional A330-200 firm aircraft to our existing order and agreed to terms with an aircraft lessor to lease two used A330-200 aircraft. In the second quarter of 2008, US Airways terminated the two leases and will not take delivery of the two used A330-200 aircraft. Related to this termination, US Airways recorded a $2 million lease cancellation charge. Thus, the total number of firm widebody aircraft US Airways is currently scheduled to take delivery of is 37. In January 2008, US Airways and Airbus entered into Amendment No. 1 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement. The amendment provides for the conversion of 13 A319 aircraft to A320 aircraft, one A319 aircraft to an A321 aircraft and 11 A320 aircraft to A321 aircraft for deliveries during 2009 and 2010.
In January 2008, US Airways executed a purchase agreement with IAE International Aero Engines AG (“IAE”) which provides for the purchase by US Airways of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet.
Under all of the aircraft and engine purchase agreements discussed above, our total future commitments as of June 30, 2008 to Embraer, Airbus and IAE are expected to be approximately $7.2 billion through 2017, which includes predelivery deposits and payments. We expect to fund these payments through future financings.

Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.” As of June 30, 2008, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
Our credit ratings, like those of most airlines, are relatively low. The following table details our credit ratings as of June 30, 2008:

	S&P		Fitch		Moody’s
	Corporate	Senior unsecured	Long-term issuer	Senior unsecured	Corporate	Senior unsecured
	credit rating	credit rating	credit rating	credit rating	family rating	credit rating
US Airways Group	B-	CCC	CCC	CC	B3	Caa1
US Airways	B-	*	*	*	*	Ca

(*)	The credit agencies do not rate these categories for US Airways.
On July 23, 2008, Moody's downgraded our Corporate Family rating to Caa1 from B3. The rating downgrade was a result of Moody's expectation that our financial performance will remain under pressure and that our liquidity profile could deteriorate as a result of the difficult operating environment facing the U.S. airline industry.
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
There have been no material changes in our off-balance sheet arrangements as set forth in our 2007 Form 10-K. However, we are providing further clarification related to the accounting for our pass through trusts as disclosed below:
Pass Through Trusts
US Airways has obligations with respect to pass through trust certificates, also known as “Enhanced Equipment Trust Certificates” or EETCs, issued by pass through trusts to cover the financing of 19 owned aircraft, 116 leased aircraft and three leased engines. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to the US Airways.
Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of June 30, 2008, $554 million associated with these mortgage financings is reflected as debt in the accompanying condensed consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity as defined by FIN 46(R) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. US Airways under this feature does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases under the criteria of SFAS No. 13 “Accounting for Leases.” US Airways’ total obligations under these leveraged lease financings are $3.71 billion as of June 30, 2008.
Contractual Obligations
The following table provides details of our future cash contractual obligations as of June 30, 2008 (in millions):

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$16	$16	$16	$16	$1,594	$1,658
Interest obligations (3)	42	84	83	82	81	152	524
Aircraft related and other commitments	201	36	—	—	—	—	237
US Airways (4)
Debt and capital lease obligations (5) (6)	64	171	112	126	133	1,214	1,820
Interest obligations (3) (6)	23	108	100	92	83	324	730
Aircraft purchase and operating lease commitments (7)	832	2,302	2,273	2,122	1,576	6,167	15,272
Regional capacity purchase agreements (8)	528	1,028	1,044	1,063	925	3,295	7,883
Other US Airways Group subsidiaries (9)	5	7	2	1	1	1	17

Total	$1,695	$3,752	$3,630	$3,502	$2,815	$12,747	$28,141

(1)
These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Includes $74 million aggregate principal amount of 7% senior convertible notes due 2020 issued by US Airways Group and the $1.6 billion Citicorp credit facility due March 23, 2014.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of June 30, 2008.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Excludes $114 million of unamortized debt discount as of June 30, 2008.

(6)
Includes $554 million of future principal payments and $281 million of future interest payments, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft as described above under “Off-Balance Sheet Arrangements” and in Note 11 to the US Airways Group and US Airways condensed consolidated financial statements in Item 1A and 1B of this Form 10-Q, respectively.

(7)
Includes $3.71 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as described above under “Off-Balance Sheet Arrangements” and in Note 11 to the US Airways Group and US Airways condensed consolidated financial statements in Item 1A and 1B of this Form 10-Q, respectively.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.

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
Critical Accounting Policies and Estimates
In the second quarter of 2008, there were no significant changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2007 Form 10-K except as discussed below.

Impairment of Goodwill

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. We have two reporting units consisting of our mainline and Express operations. All of our goodwill was allocated to the mainline reporting unit. We tested goodwill for impairment during the fourth quarter of 2007. At that time, we concluded that the fair value of the mainline reporting unit was in excess of the carrying value.

In accordance with SFAS No. 142, we concluded that events had occurred and circumstances had changed during the second quarter of 2008 which required us to perform an interim period goodwill impairment test. Subsequent to the first quarter of 2008, we experienced a significant decline in market capitalization due to overall airline industry conditions driven by record high fuel prices. The price of fuel became less volatile in the second quarter of 2008, and there was a sustained surge in fuel prices. On May 21, 2008, the price per barrel of oil hit a then record high of $133 per barrel and from that date through June 30, 2008 stayed at an average daily price of $133 per barrel. Our average mainline fuel price during the second quarter of 2008 was $3.63 as compared to $2.88 per gallon in the first quarter of 2008 and $2.20 for the full year 2007. This increase in the price per gallon of fuel represents an increase of 26% and 65% as compared to the first quarter of 2008 and full year 2007, respectively. Our average stock price in the second quarter of 2008 was $6.13 as compared to an average of $12.15 in the first quarter of 2008, a decline of 50%. In addition, we announced in June 2008 that in response to the record high fuel prices, we plan to reduce fourth quarter 2008 and full year 2009 domestic mainline capacity by six to eight percent and seven to nine percent, respectively, on a year over year basis.

During the second quarter of 2008, we performed the first step of the two-step impairment test and compared the fair value of the mainline reporting unit to its carrying value. Consistent with our approach in our annual impairment testing, in assessing the fair value of the reporting unit, we considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for our common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future capacity, passenger yield, traffic, fuel, other operating costs and discount rates. Due to current market conditions, greater weighting was attributed to the market approach, which was weighted 67% while the income approach was weighted 33% in arriving at the fair value of the reporting unit. We determined that the fair value of the mainline reporting unit was less than the carrying value of the net assets of the reporting unit, and thus we performed step two of the impairment test.

In step two of the impairment test, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, we allocated the fair value of the reporting unit to all of our assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill, and therefore, we recognized an impairment charge of $622 million, representing a write off of the entire amount of our previously recorded goodwill.

The following table reflects the change in the carrying amount of goodwill from December 31, 2007 (in millions):

Goodwill
Balance at December 31, 2007	$622
Impairment charge	(622)

Balance at June 30, 2008	$—

Impairment of Intangible Assets

Our other intangible assets of $558 million at June 30, 2008 consist principally of airport take-off and landing slots and airport gate leasehold rights of $473 million which are subject to amortization and $85 million of international route authorities and trademarks which are classified as indefinite lived assets under SFAS No. 142. We considered the potential impairment of these other intangibles assets in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as applicable. In connection with completing step two of our goodwill impairment analysis, we assessed the current fair values of our significant intangible assets. The fair values of airport take-off and landing slots and international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, we utilized a form of the income approach known as the relief-from-royalty method. As a result of these assessments, no impairment was indicated.

Impairment of Other Assets

In connection with completing step two of our goodwill impairment analysis, we also assessed the current fair values of our other significant assets including owned aircraft, aircraft leases, and aircraft spare parts. We concluded that the only additional impairment indicated was associated with the decline in fair value of certain spare parts associated with our Boeing 737 fleet. Due to record high fuel prices and the current industry environment, demand for the Boeing 737 aircraft type has declined given its lower fuel efficiency as compared to other aircraft types. The fair value of these spare parts was determined using a market approach on the premise of continued use of the aircraft through our final scheduled lease return.

In accordance with SFAS No. 144, we determined that the carrying amount of the Boeing 737 spare parts classified as long-lived assets was not recoverable as the carrying amount of the Boeing 737 assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, we recorded a $13 million impairment charge related to Boeing 737 rotable parts included in flight equipment on our condensed consolidated balance sheet. We also recorded a $5 million write down related to our Boeing 737 spare parts inventory included in materials and supplies, net on our condensed consolidated balance sheet to reflect lower of cost of market.

Investments in Marketable Securities
We account for investments in marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of June 30, 2008, all current investments in marketable securities were classified as held to maturity and all noncurrent investments in marketable securities, consisting entirely of auction rate securities, are classified as available for sale.
We determine the fair value of our available for sale securities using the criteria of SFAS No. 157, “Fair Value Measurements,” which we adopted on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
We estimate the fair value of our auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We review declines in the fair value of our investments in marketable securities in accordance with FASB Staff Position (“FSP”) SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other than temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Unrealized losses are recognized in our condensed consolidated statement of operations when a decline in fair value is determined to be other than temporary. We review our investments on an ongoing basis for indications of possible impairment, and if impairment is identified, we determine whether the impairment is temporary or other than temporary. Determination of whether the impairment is temporary or other than temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and period of time the fair value of each investment has declined below its cost basis, the expected holding or recovery period for each investment, and our intent and ability to hold each investment until recovery.
Refer to the “Liquidity and Capital Resources” section above for further discussion of our investments in marketable securities.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. As such, we did not apply the fair value measurement requirements of SFAS No. 157 for nonfinancial assets and liabilities when performing our goodwill and other assets impairment test as discussed above in “Critical Accounting Policies.” We adopted SFAS No. 157 on January 1, 2008, which had no effect on our condensed consolidated financial statements.
On January 1, 2008, we adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the employer’s balance sheet date. We previously measured our other postretirement benefit obligations as of September 30 each year. As a result of the adoption of the measurement date provisions, we recorded a $2 million increase to our postretirement benefit liability and a $2 million increase to accumulated deficit, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008. The adoption of the measurement provisions of SFAS No. 158 had no effect on our condensed consolidated statements of operations.
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

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the requirements of FSP APB 14-1 and has not yet determined the impact on our condensed consolidated financial statements.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP ETIF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Management is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on our condensed consolidated financial statements.

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
Commodity price risk
As of June 30, 2008, we have entered into costless collars, which establish an upper and lower limit on heating oil futures prices, to protect ourself from fuel price risks. These transactions are in place with respect to approximately 39% of our remaining projected mainline and Express 2008 fuel requirements at a weighted average collar range of $2.83 to $3.03 per gallon of heating oil or $92.23 to $100.63 per barrel of estimated crude oil equivalent and 6% of our projected mainline and Express 2009 fuel requirements at a weighted average collar range of $3.30 to $3.50 per gallon of heating oil or $111.08 to $119.48 per barrel of estimated crude oil equivalent.
The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. Further, these instruments do not provide protection from future price increases unless heating oil prices exceed the call option price of the costless collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less than heating oil, resulting in a change in fuel expense that is not perfectly offset by the hedge transactions. At June 30, 2008, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $148 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $137 million.
Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable rate debt obligations. At June 30, 2008, our variable-rate long-term debt obligations of approximately $2.37 billion represented approximately 68% of our total long-term debt. If interest rates increased 10% in 2008, the impact on our results of operations would be approximately $12 million of additional interest expense.
At June 30, 2008, included within our investment portfolio are $285 million of investments in auction rate securities. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, we have not experienced any defaults and continue to earn and receive interest on all of these investments at the maximum contractual rate. As of June 30, 2008, we recorded unrealized losses of $59 million in other comprehensive income, of which $10 million was recognized in the second quarter of 2008, for auction rate securities with declines in value from December 31, 2007 deemed to be temporary. In the first quarter of 2008, we recorded a $13 million impairment charge related to certain auction rate securities for which we deemed the decline from December 31, 2007 to be other than temporary.
We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or impairment charges in other nonoperating expense, net in future periods.
We intend and have the ability to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable securities balances of $2.01 billion at June 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow, or our ability to fund our operations. Refer to Note 7, “Investments in marketable securities (noncurrent)” in Part 1, Items 1A and 1B, respectively, of this report for additional information.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of June 30, 2008. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2008.

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
Our operating results are significantly impacted by changes in the availability or price of aircraft fuel, which represents the largest single cost item in our business. Fuel prices have increased substantially over the past several years and sharply in the last three quarters, and now stand at a level that fundamentally challenges the economics of the airline industry. Because of the amount of fuel needed to operate the airline, even a relatively small increase in the price of fuel can have a significant aggregate effect on our costs. Due to the competitive nature of the airline industry and market forces, we can offer no assurance that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices.
Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability or price of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future.
From time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited, particularly if the financial condition of the airline worsens. Also, our fuel hedging arrangements do not completely protect us against price increases and are limited in both volume of fuel and duration. See also the discussion in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
US Airways Group could experience significant operating losses in the future.
There are several reasons, including those addressed in these risk factors, why US Airways Group might fail to achieve profitability and might in fact experience significant losses. In particular, the condition of the economy and historic high fuel prices have had and continue to have an impact on our operating results, and overall worsening economic conditions increase the risk that we will experience losses.

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
Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.
We have announced and begun implementing several new measures designed to increase revenue and offset costs. These measures included charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future. The implementation of these initiatives creates logistical challenges that could harm the operational performance of the airline. Also, the new and increased fees might reduce the demand for air travel on our airline or across the industry in general.
Increased costs of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.
Changes in the financial markets may increase our costs to obtain funding needed for the acquisition of aircraft that we have contractual commitments to purchase or for other types of financings we may seek in order to raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financing. Also, a substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part 1, Item 3.

Our business may be adversely affected by a downturn in economic conditions that can result in decreased demand for air travel.
Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies can result in decreased passenger demand for air travel, which in turn can have a strong negative effect on our revenues.
If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specified events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less favorable terms, including an acceleration of amounts due, in the event of material adverse changes in our financial condition.
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
Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including Express flight operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers. Recent increases in fuel prices and the current economic downturn in general have subjected certain of these third party service providers to strong cost pressures. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
We rely heavily on automated systems to operate our business and any failure or disruption of these systems could harm our business.
To operate our business, we depend on automated systems, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems, our airport customer self-service kiosks and our websites. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information on a timely and reliable basis. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline.

Industry consolidation could weaken our competitive position.
If mergers or other forms of industry consolidation including antitrust immunity grants take place, US Airways Group might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that obtain assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks might grow and result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us.
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
We believe that our future success will depend in large part on our ability to attract and retain highly qualified management, technical and other personnel, particularly in light of reductions in headcount associated with cost-saving measures implemented during 2008. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect our business.
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
Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. The FAA has proposed a far-reaching set of rules governing flight operations at the three major New York airports. Operating caps were recently imposed at JFK and Newark Airport. At all three major airports serving the New York City metropolitan area, the FAA is proposing withdrawals of operating rights that could then be auctioned off. The new rules could result in dramatic changes to the type and number of services that we offer in the future at these airports. Recently, the DOT finalized a policy change that will permit airports to charge differentiated landing fees during congested periods, which could impact our ability to serve certain markets in the future.

Additional laws, regulations, taxes and policies have been proposed or discussed from time to time, including recent discussions about a “passenger bill of rights,” that, if adopted, could significantly increase the cost of airline operations or reduce revenues. The state of New York’s attempt to adopt such a measure has been successfully challenged by the airline industry. Other states, however, are contemplating similar legislation. Also, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation may increase costs or restrict our operations.
The inability to maintain labor costs at competitive levels could harm our financial performance.
Our business plan includes assumptions about labor costs going forward. Currently, our labor costs are competitive. However, we cannot assure you that labor costs going forward will remain competitive, because some of our agreements are amendable now and others may become amendable, because competitors may significantly reduce their labor costs or because we may agree to higher-cost provisions in our current labor negotiations. Approximately 85% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions, including unionized groups of US Airways employees abroad.
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
The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until December 31, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
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
Our revenue and results of operations may be adversely affected by global events beyond our control. Acts of terrorism, wars or other military conflicts, including the war in Iraq, may depress air travel, particularly on international routes. An outbreak of a contagious disease such as Severe Acute Respiratory Syndrome (“SARS”), avian flu, or another influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry and us by reducing revenues and impacting travel behavior.
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
Our common stock began trading on the NYSE on September 27, 2005 upon the effectiveness of our merger. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•	movements in fuel prices;

•	our operating results failing to meet the expectations of securities analysts or investors;

•	changes in financial estimates or recommendations by securities analysts;

•	material announcements by us or our competitors;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	public sales of a substantial number of shares of our common stock; and

•	general market conditions.
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

Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on June 11, 2008, our stockholders approved the election of the following Class III directors to hold office until the 2011 Annual Meeting and until their successors are duly elected and qualified, or until their earlier death or resignation.

	Number of Shares
	For	Withheld
W. Douglas Parker	74,084,928	8,154,348
Bruce R. Lakefield	73,989,431	8,249,845
The following directors’ terms of office as directors continued after the Annual Meeting: Herbert M. Baum, Matthew J. Hart, Richard C. Kraemer, Cheryl G. Krongard, Denise M. O’Leary, George M. Philip and J. Steven Whisler. The terms for directors Richard A. Bartlett and Edward L. Shapiro, both of whom were Class III directors, expired at the 2008 Annual Meeting. Messrs. Bartlett and Shapiro became members of the Board pursuant to certain stockholder agreements, which by their terms have now expired.
The stockholders also voted to ratify the appointment of KPMG LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The results were as follows:

For	Against	Abstain
81,663,199	395,734	180,342
The stockholders also voted to approve the US Airways Group, Inc. 2008 Equity Incentive Plan. The results were as follows:

For	Against	Abstain	Broker Non-Votes
61,840,239	10,539,334	192,295	9,667,408
The stockholders also voted not to approve a stockholder proposal relating to the disclosure of political contributions. The results were as follows:

For	Against	Abstain	Broker Non-Votes
1,756,597	54,670,420	16,144,850	9,667,409
The stockholders also voted not to approve a stockholder proposal relating to preparation of a corporate sustainability report. The results were as follows:

For	Against	Abstain	Broker Non-Votes
11,645,861	41,513,910	19,412,096	9,667,409

Item 6. Exhibits

Exhibit No.	Description
10.1
US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†

10.2
Second Amendment to Merchant Services Bankcard Agreement, dated as of April 11, 2008, between US Airways Group, US Airways, Chase Alliance Partners, LLC, as successor to Chase Merchant Services, LLC, and JPMorgan Chase Bank, N.A.*

10.3
Amendment No. 5 dated as of June 30, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: July 24, 2008	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

US Airways, Inc. (Registrant)
Date: July 24, 2008	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1
US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†

10.2
Second Amendment to Merchant Services Bankcard Agreement, dated as of April 11, 2008, between US Airways Group, US Airways, Chase Alliance Partners, LLC, as successor to Chase Merchant Services, LLC, and JPMorgan Chase Bank, N.A.*

10.3
Amendment No. 5 dated as of June 30, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.