Form 10-Q
period 2008-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2008-10-24
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
As of October 17, 2008, there were approximately 114,102,776 shares of US Airways Group, Inc. common stock outstanding.
As of October 17, 2008, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
US Airways, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2008

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

•	our ability to maintain adequate liquidity;
•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;
•	the impact of high fuel costs, significant disruptions in the supply of aircraft fuel and further significant increases to fuel prices;
•	our reliance on vendors and service providers and our ability to obtain and maintain commercially reasonable terms with those vendors and service providers;
•	our reliance on automated systems and the impact of any failure or disruption of these systems;
•	the impact of changes in our business model;
•	the impact of industry consolidation;
•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;
•	our ability to attract and retain qualified personnel;
•
the impact of global instability, including the current instability in the Middle East, the continuing impact of the military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events that affect travel behavior;

•	changes in government legislation and regulation, including environmental regulation;
•	our ability to obtain and maintain adequate facilities and infrastructure to operate and grow our route network;
•	costs of ongoing data security compliance requirements and the impact of any data security breach;

•	interruptions or disruptions in service at one or more of our hub airports;

•	the impact of any accident involving our aircraft;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	security-related and insurance costs;

•	weather conditions;

•	the cyclical nature of the airline industry;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use pre-merger NOLs and certain other tax attributes;
•	our ability to complete the integration of the labor groups of US Airways Group and America West Holdings;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract and retain customers; and
•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenues:
Mainline passenger	$2,197	$2,133	$6,364	$6,233
Express passenger	771	692	2,230	2,039
Cargo	37	32	111	102
Other	256	179	652	550

Total operating revenues	3,261	3,036	9,357	8,924
Operating expenses:
Aircraft fuel and related taxes	1,110	692	3,018	1,900
Loss (gain) on fuel hedging instruments, net	420	(33)	(80)	(111)
Salaries and related costs	567	555	1,701	1,659
Express expenses	844	649	2,400	1,921
Aircraft rent	183	182	544	542
Aircraft maintenance	188	144	601	479
Other rent and landing fees	137	141	424	408
Selling expenses	120	116	340	347
Special items, net	8	17	67	83
Depreciation and amortization	52	47	159	137
Goodwill impairment	—	—	622	—
Other	321	324	982	952

Total operating expenses	3,950	2,834	10,778	8,317

Operating income (loss)	(689)	202	(1,421)	607
Nonoperating income (expense):
Interest income	19	43	69	131
Interest expense, net	(57)	(66)	(173)	(206)
Other, net	(135)	2	(140)	(11)

Total nonoperating expense, net	(173)	(21)	(244)	(86)

Income (loss) before income taxes	(862)	181	(1,665)	521
Income tax provision	3	4	3	15

Net income (loss)	$(865)	$177	$(1,668)	$506

Earnings (loss) per common share:
Basic earnings (loss) per common share	(8.45)	1.93	(17.47)	5.54
Diluted earnings (loss) per common share	(8.45)	1.87	(17.47)	5.33
Shares used for computation (in thousands):
Basic	102,406	91,542	95,522	91,461
Diluted	102,406	95,492	95,522	95,776
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,168	$1,948
Investments in marketable securities	109	226
Restricted cash	161	2
Accounts receivable, net	423	374
Materials and supplies, net	261	249
Prepaid expenses and other	476	548

Total current assets	2,598	3,347
Property and equipment
Flight equipment	3,031	2,414
Ground property and equipment	777	703
Less accumulated depreciation and amortization	(900)	(757)

	2,908	2,360
Equipment purchase deposits	225	128

Total property and equipment	3,133	2,488
Other assets
Other intangibles, net of accumulated amortization of $80 million and $62 million, respectively	551	553
Restricted cash	583	466
Investments in marketable securities	261	353
Goodwill	—	622
Other assets, net	211	211

Total other assets	1,606	2,205

Total assets	$7,337	$8,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$191	$117
Accounts payable	538	366
Air traffic liability	962	832
Accrued compensation and vacation	173	225
Accrued taxes	122	152
Other accrued expenses	892	859

Total current liabilities	2,878	2,551
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,423	3,031
Deferred gains and credits, net	152	168
Postretirement benefits other than pensions	136	138
Employee benefit liabilities and other	729	713

Total noncurrent liabilities and deferred credits	4,440	4,050
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized, 114,516,633 and 114,102,640 shares issued and outstanding at September 30, 2008; 92,278,557 and 91,864,564 shares issued and outstanding at December 31, 2007	1	1
Additional paid-in capital	1,741	1,536
Accumulated other comprehensive income	55	10
Accumulated deficit	(1,765)	(95)
Treasury stock, common stock, 413,993 shares at September 30, 2008 and December 31, 2007	(13)	(13)

Total stockholders’ equity	19	1,439

Total liabilities and stockholders’ equity	$7,337	$8,040

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$(583)	$415
Cash flows from investing activities:
Purchases of property and equipment	(755)	(345)
Purchases of marketable securities	(299)	(2,560)
Sales of marketable securities	416	3,124
Proceeds from sale of other investments	1	31
Decrease (increase) in long-term restricted cash	(117)	217
Proceeds from dispositions of property and equipment	17	4
Increase in equipment purchase deposits	(97)	(30)
Other	2	—

Net cash provided by (used in) investing activities	(832)	441
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(205)	(1,668)
Proceeds from issuance of debt	669	1,732
Deferred financing costs	(8)	(6)
Proceeds from issuance of common stock, net	179	3

Net cash provided by financing activities	635	61

Net increase (decrease) in cash and cash equivalents	(780)	917
Cash and cash equivalents at beginning of period	1,948	1,116

Cash and cash equivalents at end of period	$1,168	$2,033

Non-cash investing and financing activities:
Net unrealized loss on available for sale securities	$—	$38
Supplemental information:
Interest paid, net of amounts capitalized	$173	$201
Income taxes paid	—	4
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. As such, the Company did not apply the fair value measurement requirements of SFAS No. 157 for nonfinancial assets and liabilities when performing its goodwill and other assets impairment test as discussed in Note 11, “Impairment.” The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on the Company’s condensed consolidated financial statements. Refer to Note 9, “Fair value measurements” for additional information related to the adoption of SFAS No. 157.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and adjusts certain guidance related to recording nearly all transactions where one company gains control of another. The statement revises the measurement principle to require fair value measurements on the acquisition date for recording acquired assets and liabilities. It also changes the requirements for recording acquisition-related costs and liabilities. Additionally, the statement revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination. The current standard, SFAS No. 141, requires that adjustments to these valuation allowances be recorded as adjustments to goodwill or intangible assets if no goodwill exists, while the new standard will require companies to adjust current income tax expense. Effective January 1, 2009, the Company will adopt the provisions of SFAS No. 141R and all future decreases in the valuation allowance established in purchase accounting as a result of the merger will be recognized as a reduction to income tax expense.
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
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Management is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on the Company’s condensed consolidated financial statements.
In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in the Company’s quarterly report for the period ended September 30, 2008, and application of FSP FAS 157-3 had no impact on the Company’s condensed consolidated financial statements.
2. Special items, net
Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Merger related transition expenses (a)	$—	$17	$35	$83
Asset impairment charges (b)	—	—	18	—
Lease return and cancellation charges (c)	—	—	6	—
Severance charges (d)	8	—	8	—

Special items, net	$8	$17	$67	$83

(a)
In connection with the effort to consolidate functions and integrate the Company’s organizations, procedures and operations, the Company incurred $35 million of merger related transition expenses in the first nine months of 2008. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of the Company’s airline operations systems and $3 million in other expenses.

In connection with the merger transition efforts noted above, the Company incurred $17 million of merger related transition expenses during the third quarter of 2007. These expenses included $1 million in training and related expenses; $3 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $7 million in professional and technical fees related to the integration of the Company’s airline operations systems and $1 million in other expenses. In the first nine months of 2007, the Company incurred $83 million of merger related transition expenses. These expenses included $12 million in training and related expenses; $16 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $15 million of aircraft livery costs; $30 million in professional and technical fees related to the integration of the Company’s airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $5 million in other expenses.

(b)
In the second quarter of 2008, the Company recorded $18 million in non-cash impairment charges related to the decline in fair value of certain spare parts associated with the Company’s Boeing 737 aircraft fleet. See Note 11 for further discussion of these charges.

(c)
In the second quarter of 2008, the Company recorded $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the planned fleet reductions.

(d)
In the third quarter of 2008, in connection with planned capacity reductions, the Company recorded $8 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff.  Of this amount, $4 million was paid out prior to September 30, 2008. The Company expects that the remaining $4 million will be substantially paid by the end of the first quarter of 2009.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Basic earnings (loss) per share:
Net income (loss)	$(865)	$177	$(1,668)	$506

Weighted average common shares outstanding (in thousands)	102,406	91,542	95,522	91,461

Basic earnings (loss) per share	$(8.45)	$1.93	$(17.47)	$5.54

Diluted earnings (loss) per share:
Net income (loss)	$(865)	$177	$(1,668)	$506
Interest expense on 7.0% senior convertible notes	—	1	—	4

Income (loss) for purposes of computing diluted net income (loss) per share	$(865)	$178	$(1,668)	$510

Share computation (in thousands):
Weighted average common shares outstanding	102,406	91,542	95,522	91,461
Dilutive effect of stock awards and warrants	—	900	—	1,265
Assumed conversion of 7.0% senior convertible notes	—	3,050	—	3,050

Weighted average common shares outstanding as adjusted	102,406	95,492	95,522	95,776

Diluted earnings (loss) per share	$(8.45)	$1.87	$(17.47)	$5.33

For the three and nine months ended September 30, 2008, 9,256,697 and 7,602,552 shares, respectively, underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period.

For the three and nine months ended September 30, 2008, 3,050,148 incremental shares from assumed conversion of convertible senior notes were excluded from the computation of diluted EPS due to their antidilutive effect.
For the three and nine months ended September 30, 2007, 3,633,175 and 2,530,388 shares, respectively, underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period.
4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of September 30, 2008 unless noted.

	September 30,	December 31,
	2008	2007
Secured
Citicorp North America loan, variable interest rate of 6.21%, installments due through 2014	$1,584	$1,600
Equipment notes payable and aircraft pre-delivery payment financings, fixed and variable interest rates ranging from 3.89% to 9.01%, maturing from 2008 to 2022	1,868	1,378
Slot financing, interest rate of 8.08%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	39	41
Senior secured discount notes, variable interest rate of 6.8%, installments due through 2009	32	32
Capital lease obligations, computer software, installments due through 2009	1	1

	3,571	3,099
Unsecured
7% senior convertible notes, interest only payments until due in 2020	74	74
GE Engine Maintenance term note, variable interest rate of 6.94%, installments due through 2011	41	57
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	154	170

Total long-term debt and capital lease obligations	3,725	3,269
Less: Unamortized discount on debt	(111)	(121)
Current maturities	(191)	(117)

Long-term debt and capital lease obligations, net of current maturities	$3,423	$3,031

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
On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of September 30, 2008, the outstanding balance of this credit facility agreement is $66 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered with a final maturity date of the loan in November 2010.
In the second quarter of 2008, US Airways entered into facility agreements with three lenders in the amounts of $199 million, $198 million, and $119 million to finance the acquisition of certain Airbus A320 family aircraft deliveries starting in the second half of 2008. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default and other covenants that are typical in the industry for similar financings, and are amortized over twelve years with balloon payments at maturity.

5. Income taxes
At December 31, 2007, the Company had approximately $761 million of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $649 million was available to reduce federal taxable income in the calendar year 2008. The NOL expires during the years 2022 through 2025. The Company’s net deferred tax asset, which included the $649 million of NOL discussed above, has been subject to a full valuation allowance. The Company also had approximately $63 million of tax effected state NOL at December 31, 2007.
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
The Company expects to report a loss for the full year 2008, which will increase its NOL. At September 30, 2008, the Company’s NOL had increased to approximately $1.3 billion. The NOL expires during the years 2022 through 2028. The Company recorded tax expense of $3 million in the three and nine month periods ended September 30, 2008 related to a reconciliation of the 2007 tax provision to the tax return as filed in the third quarter of 2008.
The Company recognized $4 million and $15 million, respectively, of income tax expense for the three and nine months ended September 30, 2007. This included $4 million and $10 million of non-cash tax expense for the three and nine months ended September 30, 2007, respectively, as the Company utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, “Accounting for Income Taxes,” as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. The Company recorded Alternative Minimum Tax liability (“AMT”) expense of $1 million and $4 million for the three and nine months ended September 30, 2007, respectively. In most cases the recognition of AMT does not result in tax expense. However, because the Company’s net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The three months ended September 30, 2007 also included a $1 million tax benefit recorded by PSA and Piedmont. The nine months ended September 30, 2007 included $2 million of state income tax expense related to certain states where NOL was not available or was limited, offset by the $1 million tax benefit recorded by PSA and Piedmont.
6. Express expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Aircraft fuel and related taxes	$349	$199	$938	$539
Salaries and related costs	36	35	110	106
Capacity purchases	269	238	798	738
Aircraft rent	2	2	6	6
Aircraft maintenance	20	20	59	58
Other rent and landing fees	35	28	89	84
Selling expenses	45	39	127	119
Depreciation and amortization	6	6	18	17
Other expenses	82	82	255	254

Express expenses	$844	$649	$2,400	$1,921

7. Derivative instruments
The Company currently utilizes heating-oil based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments consist of costless collars. As of September 30, 2008, the Company has entered into costless collars to hedge approximately 45% of its remaining projected 2008 mainline and Express jet fuel requirements at a weighted average collar range of $3.11 to $3.31 per gallon of heating oil or $108.47 to $116.87 per barrel of estimated crude oil equivalent and 14% of its projected mainline and Express 2009 fuel requirements at a weighted average collar range of $3.41 to $3.61 per gallon of heating oil or $120.95 to $129.35 per barrel of estimated crude oil equivalent.
SFAS No. 133, “Accounting of Derivative Instruments and Hedging Activities,” (“SFAS 133”) requires that all derivatives be marked to fair value and recorded on the balance sheet. Derivatives that are not hedges must be adjusted to fair value through the income statement. As of September 30, 2008 and December 31, 2007, the Company had open fuel hedging instruments in place, which do not currently qualify for hedge accounting under SFAS No. 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying condensed consolidated statements of operations in the period of change. The fair value of the Company’s fuel hedging derivative instruments at December 31, 2007 was a net asset of $121 million recorded in prepaid expenses and other. The fair value of the Company’s fuel hedging derivative instruments at September 30, 2008 was a net liability of $141 million recorded in accounts payable. Refer to Note 9 for discussion on how the Company determines the fair value of its fuel hedging derivative instruments. The net change in the fair value from an asset of $121 million to a liability of $141 million represents the unrealized loss of $262 million for the nine months ended September 30, 2008. The unrealized loss was due to the significant decline in the price of oil in September 2008. The following table details the Company’s loss (gain) on fuel hedging instruments, net (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Unrealized loss (gain)	$488	$(13)	$262	$(128)
Realized loss (gain)	(68)	(20)	(342)	17

Loss (gain) on fuel hedging instruments, net	$420	$(33)	$(80)	$(111)

When the Company’s fuel hedging derivative instruments are in a net asset position, the Company is exposed to credit losses in the event of non-performance by counterparties to its fuel hedging derivatives. The amount of such credit exposure is generally the unrealized gains, if any, on the Company’s fuel hedging derivatives. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceed specified mark-to-market thresholds or upon certain changes in credit ratings.
When the Company’s fuel hedging derivative instruments are in a net liability position, the Company is exposed to credit risks related to the return of collateral in situations in which the Company has posted collateral with counterparties for unrealized losses. When possible, in order to mitigate this risk, the Company provides letters of credit to certain counterparties in lieu of cash. At September 30, 2008, $159 million related to letters of credit collateralizing certain counterparties to the Company’s fuel hedging transactions is included in short-term restricted cash. As of October 21, 2008, the Company had issued an additional $26 million in letters of credit and paid an additional $156 million in cash to counterparties of its fuel hedging transactions as a result of additional declines in oil prices. Since mid-third quarter 2008, the Company has not entered into any new transactions as part of its fuel hedging program due to concerns about the impact collateral requirements could have on its liquidity resulting from the significant decline in the price of oil and counterparty credit risk arising from global economic uncertainty.
Further declines in heating oil prices would result in additional collateral requirements with the Company’s counterparties, unrealized losses on its existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.

8. Investments in marketable securities (noncurrent)
As of September 30, 2008, the Company held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on the Company’s condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from eight to 44 years, with 62% of the Company’s portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. The interest rates are reset approximately every 28 days, and current yields range from 2.93% to 5.21%. With the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, the Company has not experienced any defaults and continues to earn and receive interest on all of these investments at the maximum contractual rate. Refer to Note 9 for discussion on how the Company determines the fair value of its investments in auction rate securities.
At December 31, 2007, the $411 million par value auction rate securities had a fair value of $353 million, a $58 million decline from par. Of this decline in fair value, $48 million was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income. The Company concluded $10 million of the decline was an other than temporary impairment as a single security with subprime exposure experienced a severe decline in fair value during the period. Accordingly, a $10 million impairment charge was recorded to other nonoperating expense, net in the fourth quarter of 2007.
During the first quarter of 2008, the fair value of the Company’s auction rate securities declined by an additional $58 million to a fair value of $295 million at March 31, 2008. Of this decline in fair value, $49 million was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income. The Company determined $9 million of that decline from December 31, 2007 was due to a security’s downgrade from a credit rating of AA to B and a further decline in a second security with subprime exposure. The Company concluded this decline in fair value was other than temporary and recognized an impairment charge in other nonoperating expense, net. The Company recognized an additional $4 million impairment charge to other nonoperating expense, net in the first quarter of 2008 for one security’s previously recorded unrealized losses in other comprehensive income.
During the second quarter of 2008, the fair value of the Company’s auction rate securities declined by an additional $10 million to a fair value of $285 million at June 30, 2008. This further decline in fair value was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income.
At September 30, 2008, the fair value of the Company’s auction rate securities was $261 million, representing a decline in fair value of $24 million during the third quarter of 2008. The Company concluded the third quarter decline in fair value of $24 million as well as the previously deemed temporary declines recorded to other comprehensive income of $103 million were now other than temporary. The Company’s conclusion for the other than temporary impairment was due to the length of time and extent to which the fair value has been less than cost for these securities. These securities have experienced failed auctions for a period greater than one year, and there has been no recovery in their fair value. Accordingly, the Company recorded a $127 million impairment charge in other nonoperating expense, net related to the partial other than temporary impairment of its auction rate securities. The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, additional declines in the fair values of these securities will be recorded as impairment charges in other nonoperating expense, net in future periods.
9. Fair value measurements
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

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Investments in marketable securities (noncurrent)	$261	$—	$—	$261	(1)
Fuel hedging derivatives	(141)	—	(141)	—	(2)

(1)
The Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 8 for further discussion of the Company’s investments in marketable securities.

(2)
Since the Company’s fuel hedging derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in accounts payable on the condensed consolidated balance sheets. Refer to Note 7 for further discussion of the Company’s fuel hedging derivatives.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2007	$353
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	48
Impairment losses included in other nonoperating expense, net	(140)

Balance at September 30, 2008	$261

10. Other comprehensive income (loss)
The Company’s other comprehensive income (loss) consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(865)	$177	$(1,668)	$506
Unrealized losses on available for sale securities	—	(38)	—	(38)
Recognition of previous unrealized losses now deemed other than temporary	103	—	48	—
Amortization of actuarial gains associated with pension and other postretirement benefits	—	—	(3)	—

Total comprehensive income (loss)	$(762)	$139	$(1,623)	$468

The components of accumulated other comprehensive income (loss) were as follows (in millions):

	September 30,	December 31,
	2008	2007
Accumulated net unrealized losses on available for sale securities	$—	$(48)
Adjustment to initially apply FASB Statement No. 158	3	3
Actuarial gains associated with pension and other postretirement benefits	52	55

Accumulated other comprehensive income	$55	$10

The accumulated other comprehensive income is not presented net of tax as any effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

11. Impairment
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
In accordance with SFAS No. 142, the Company concluded that events had occurred and circumstances had changed during the second quarter of 2008 which required the Company to perform an interim period goodwill impairment test. Subsequent to the first quarter of 2008, the Company experienced a significant decline in market capitalization due to overall airline industry conditions driven by record high fuel prices. The price of fuel became less volatile in the second quarter of 2008, and there was a sustained surge in fuel prices. On May 21, 2008, the price per barrel of oil hit a then record high of $133 per barrel and from that date through June 30, 2008 stayed at an average daily price of $133 per barrel. The Company’s average mainline fuel price during the second quarter of 2008 was $3.63 as compared to $2.88 per gallon in the first quarter of 2008 and $2.20 for the full year 2007. This increase in the price per gallon of fuel represented an increase of 26% and 65% as compared to the first quarter of 2008 and full year 2007, respectively. The Company’s average stock price in the second quarter of 2008 was $6.13 as compared to an average of $12.15 in the first quarter of 2008, a decline of 50%. In addition, the Company announced in June 2008 that in response to the record high fuel prices, it plans to reduce fourth quarter 2008 and full year 2009 domestic mainline capacity by six to eight percent and seven to nine percent, respectively, on a year over year basis.
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
In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, the Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in no implied fair value of goodwill, and therefore, the Company recognized an impairment charge of $622 million in the second quarter of 2008, representing a write off of the entire amount of the Company’s previously recorded goodwill.
The following table reflects the change in the carrying amount of goodwill from December 31, 2007 (in millions):

Goodwill
Balance at December 31, 2007	$622
Impairment charge	(622)

Balance at September 30, 2008	$—

Intangible Assets
In connection with completing step two of the Company’s goodwill impairment analysis in the second quarter of 2008, the Company assessed the fair values of its significant intangible assets. The Company’s other intangible assets of $558 million as of June 30, 2008 consisted principally of airport take-off and landing slots and airport gate leasehold rights of $473 million which are subject to amortization and $85 million of international route authorities and trademarks which are classified as indefinite lived assets under SFAS No. 142. The Company considered the potential impairment of these other intangibles assets in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as applicable. The fair values of airport take-off and landing slots and international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, the Company utilized a form of the income approach known as the relief-from-royalty method. As a result of these assessments, no impairment was indicated.
Other Assets
In connection with completing step two of the Company’s goodwill impairment analysis in the second quarter of 2008, the Company also assessed the current fair values of its other significant assets including owned aircraft, aircraft leases, and aircraft spare parts. The Company concluded that the only additional impairment indicated was associated with the decline in fair value of certain spare parts associated with its Boeing 737 fleet. Due to record high fuel prices and the current industry environment, demand for the Boeing 737 aircraft type has declined given its lower fuel efficiency as compared to other aircraft types. The fair value of these spare parts was determined using a market approach on the premise of continued use of the aircraft through the Company’s final scheduled lease return.
In accordance with SFAS No. 144, the Company determined that the carrying amount of the Boeing 737 spare parts classified as long-lived assets was not recoverable as the carrying amount of the Boeing 737 assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, the Company recorded a $13 million impairment charge in the second quarter of 2008 related to Boeing 737 rotable parts included in flight equipment on its condensed consolidated balance sheet. The Company also recorded a $5 million write down in the second quarter of 2008 related to its Boeing 737 spare parts inventory included in materials and supplies, net on its condensed consolidated balance sheet to reflect lower of cost of market.
12. Pass through trusts
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
Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, the Company or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of September 30, 2008, $540 million associated with these mortgage financings is reflected as debt in the accompanying condensed consolidated balance sheet.
With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity as defined by FIN 46(R) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. US Airways under this feature does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases under the criteria of SFAS No. 13 “Accounting for Leases.” US Airways’ total obligations under these leveraged lease financings are $3.59 billion as of September 30, 2008.

13. Stockholders’ equity
In August 2008, the Company completed an underwritten public stock offering of 19 million common shares, as well as the full exercise of 2.85 million common shares included in an overallotment option, at an offering price of $8.50 per share. Net proceeds from the offering, after underwriting discounts and commissions, were $179 million. The Company plans to use the proceeds from the offering for general corporate purposes.
14. Subsequent events
On October 10, 2008, the Federal Aviation Administration (“FAA”) finalized new rules governing flight operations at the three major New York airports. The new rules, scheduled to take effect in December 2008, will result in the withdrawal of approximately 15% of industry slots at LaGuardia. Legal challenges to the new rules have been filed. If upheld, the new rules will impact the Company’s operation at LaGuardia, as the number of operations the Company can offer will be reduced over the next five years. At September 30, 2008, included in other intangibles, net on the accompanying condensed consolidated balance sheet is $126 million of intangible assets related to the Company’s take-off and landing slots at LaGuardia airport. The Company is currently evaluating the impact of the new rules, which may result in the recording of a non-cash impairment charge related to these slots in future periods.
On October 23, 2008, the Company announced that as part of a comprehensive liquidity program launched in mid-August, the Company has raised approximately $950 million of financing and near-term liquidity commitments. On October 20, 2008, the Company closed on $800 million of these transactions with $400 million of proceeds used to prepay the Company’s $1.6 billion credit facility administered by Citicorp North America. In exchange for this prepayment, the unrestricted cash covenant contained in the Citicorp credit facility has been reduced from $1.25 billion to $850 million. The credit facility’s term remains the same at seven years with substantially all of the remaining principal amount payable at maturity in March 2014. The remaining proceeds from these financing transactions, approximately $370 million after payment of certain bank and other service fees, increase the Company’s total cash position and will be used for general corporate purposes. The remaining $150 million of liquidity commitments are expected to close during the fourth quarter, with cash benefits realized through 2009.

 Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenues:
Mainline passenger	$2,197	$2,133	$6,364	$6,233
Express passenger	771	692	2,230	2,039
Cargo	37	32	111	102
Other	288	208	742	637

Total operating revenues	3,293	3,065	9,447	9,011
Operating expenses:
Aircraft fuel and related taxes	1,110	692	3,018	1,900
Loss (gain) on fuel hedging instruments, net	420	(33)	(80)	(111)
Salaries and related costs	567	555	1,701	1,659
Express expenses	872	678	2,485	1,997
Aircraft rent	183	182	544	542
Aircraft maintenance	188	144	601	479
Other rent and landing fees	137	141	424	408
Selling expenses	120	116	340	347
Special items, net	8	17	67	83
Depreciation and amortization	55	49	166	143
Goodwill impairment	—	—	622	—
Other	321	322	977	937

Total operating expenses	3,981	2,863	10,865	8,384

Operating income (loss)	(688)	202	(1,418)	627
Nonoperating income (expense):
Interest income	19	43	68	131
Interest expense, net	(48)	(55)	(146)	(174)
Other, net	(135)	2	(140)	6

Total nonoperating expense, net	(164)	(10)	(218)	(37)

Income (loss) before income taxes	(852)	192	(1,636)	590
Income tax provision	3	5	3	16

Net income (loss)	$(855)	$187	$(1,639)	$574

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,163	$1,940
Investments in marketable securities	109	226
Restricted cash	161	2
Accounts receivable, net	420	366
Materials and supplies, net	216	197
Prepaid expenses and other	467	524

Total current assets	2,536	3,255
Property and equipment
Flight equipment	2,895	2,295
Ground property and equipment	753	681
Less accumulated depreciation and amortization	(863)	(729)

	2,785	2,247
Equipment purchase deposits	225	128

Total property and equipment	3,010	2,375
Other assets
Other intangibles, net of accumulated amortization of $75 million and $58 million, respectively	514	514
Restricted cash	583	466
Investments in marketable securities	261	353
Goodwill	—	622
Other assets, net	203	202

Total other assets	1,561	2,157

Total assets	$7,107	$7,787

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$175	$101
Accounts payable	522	333
Payables to related parties, net	1,235	1,067
Air traffic liability	962	832
Accrued compensation and vacation	165	214
Accrued taxes	128	158
Other accrued expenses	874	841

Total current liabilities	4,061	3,546
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,781	1,373
Deferred gains and credits, net	152	168
Postretirement benefits other than pensions	136	137
Employee benefit liabilities and other	722	713

Total noncurrent liabilities and deferred credits	2,791	2,391
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,845	1,845
Accumulated other comprehensive income (loss)	45	(1)
Retained earnings (deficit)	(1,635)	6

Total stockholder’s equity	255	1,850

Total liabilities and stockholder’s equity	$7,107	$7,787

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$(438)	$425
Cash flows from investing activities:
Purchases of property and equipment	(734)	(333)
Purchases of marketable securities	(299)	(2,560)
Sales of marketable securities	416	3,124
Proceeds from sale of other investments	1	31
Decrease (increase) in long-term restricted cash	(117)	217
Proceeds from dispositions of property and equipment	17	4
Increase in equipment purchase deposits	(97)	(30)
Other	2	—

Net cash provided by (used in) investing activities	(811)	453
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(189)	(93)
Proceeds from issuance of debt	669	132
Deferred financing costs	(8)	—

Net cash provided by financing activities	472	39

Net increase (decrease) in cash and cash equivalents	(777)	917
Cash and cash equivalents at beginning of period	1,940	1,111

Cash and cash equivalents at end of period	$1,163	$2,028

Non-cash investing and financing activities:
Net unrealized loss on available for sale securities	$—	$38
Repayment of Barclays prepaid miles by parent	—	325
Forgiveness of intercompany payable to US Airways Group	—	1,834
Supplemental information:
Interest paid, net of amounts capitalized	$101	$106
Income taxes paid	—	4
See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2007. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways and its wholly owned subsidiary, America West Holdings, LLC (“America West Holdings”). America West Airlines, LLC (“AWA”) and its wholly owned subsidiary, FTCHP, LLC, are wholly owned subsidiaries of America West Holdings. All significant intercompany accounts and transactions have been eliminated.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. As such, US Airways did not apply the fair value measurement requirements of SFAS No. 157 for nonfinancial assets and liabilities when performing its goodwill and other assets impairment test as discussed in Note 11, “Impairment.” US Airways adopted SFAS No. 157 on January 1, 2008, which had no effect on US Airways’ condensed consolidated financial statements. Refer to Note 9, “Fair value measurements” for additional information related to the adoption of SFAS No. 157.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and adjusts certain guidance related to recording nearly all transactions where one company gains control of another. The statement revises the measurement principle to require fair value measurements on the acquisition date for recording acquired assets and liabilities. It also changes the requirements for recording acquisition-related costs and liabilities. Additionally, the statement revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination. The current standard, SFAS No. 141, requires that adjustments to these valuation allowances be recorded as adjustments to goodwill or intangible assets if no goodwill exists, while the new standard will require companies to adjust current income tax expense. Effective January 1, 2009, US Airways will adopt the provisions of SFAS No. 141R and all future decreases in the valuation allowance established in purchase accounting as a result of the merger will be recognized as a reduction to income tax expense.
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on US Airways’ condensed consolidated financial statements.
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
In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in US Airways’ quarterly report for the period ended September 30, 2008, and application of FSP FAS 157-3 had no impact on US Airways’ condensed consolidated financial statements.
2. Special items, net
Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Merger related transition expenses (a)	$—	$17	$35	$83
Asset impairment charges (b)	—	—	18	—
Lease return and cancellation charges (c)	—	—	6	—
Severance charges (d)	8	—	8	—

Special items, net	$8	$17	$67	$83

(a)
In connection with the effort to consolidate functions and integrate organizations, procedures and operations with AWA, US Airways incurred $35 million of merger related transition expenses in the first nine months of 2008. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of airline operations systems and $3 million in other expenses.

In connection with the merger transition efforts noted above, US Airways incurred $17 million of merger related transition expenses during the third quarter of 2007. These expenses included $1 million in training and related expenses; $3 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $7 million in professional and technical fees related to the integration of airline operations systems and $1 million in other expenses. In the first nine months of 2007, US Airways incurred $83 million of merger related transition expenses. These expenses included $12 million in training and related expenses; $16 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $15 million of aircraft livery costs; $30 million in professional and technical fees related to the integration of airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $5 million in other expenses.

(b)
In the second quarter of 2008, US Airways recorded $18 million in non-cash impairment charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet. See Note 11 for further discussion of these charges.

(c)
In the second quarter of 2008, US Airways recorded $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the planned fleet reductions.

(d)
In the third quarter of 2008, in connection with planned capacity reductions, US Airways recorded $8 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff.  Of this amount, $4 million was paid out prior to September 30, 2008. US Airways expects that the remaining $4 million will be substantially paid by the end of the first quarter of 2009.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of September 30, 2008 unless noted.

	September 30,	December 31,
	2008	2007
Secured
Equipment notes payable and aircraft pre-delivery payment financings, fixed and variable interest rates ranging from 3.89% to 9.01%, maturing from 2008 to 2022	$1,868	$1,378
Slot financing, interest rate of 8.08%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	39	41
Senior secured discount notes, variable interest rate of 6.8%, installments due through 2009	32	32
Capital lease obligations, computer software, installments due through 2009	1	1

	1,987	1,499
Unsecured
GE Engine Maintenance term note, variable interest rate of 6.94%, installments due through 2011	41	57
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	80	96

Total long-term debt and capital lease obligations	2,067	1,595
Less: Unamortized discount on debt	(111)	(121)
Current maturities	(175)	(101)

Long-term debt and capital lease obligations, net of current maturities	$1,781	$1,373

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
On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of September 30, 2008, the outstanding balance of this credit facility agreement is $66 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered with a final maturity date of the loan in November 2010.

In the second quarter of 2008, US Airways entered into facility agreements with three lenders in the amounts of $199 million, $198 million, and $119 million to finance the acquisition of certain Airbus A320 family aircraft deliveries starting in the second half of 2008. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default and other covenants that are typical in the industry for similar financings, and are amortized over twelve years with balloon payments at maturity.
4. Related party transactions
The following represents the net payable balances to related parties (in millions):

	September 30, 2008	December 31, 2007
US Airways Group	$1,148	$986
US Airways Group wholly owned subsidiaries	87	81

	$1,235	$1,067

US Airways Group has the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. The net payable to US Airways Group consists of $1.1 billion due to debt previously recorded at US Airways which was refinanced with proceeds from new debt issued to US Airways Group in 2006 and $179 million in proceeds received by US Airways from the issuance of US Airways Group stock in connection with the August 2008 equity offering. The remainder of the payable is a result of funds provided to and received from US Airways Group that arise in the normal course of business.
The net payable to the US Airways Group wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.
5. Income taxes
US Airways and its wholly owned subsidiaries are part of the US Airways Group consolidated income tax return.
At December 31, 2007, US Airways had approximately $761 million of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $649 million was available to reduce federal taxable income in the calendar year 2008. The NOL expires during the years 2022 through 2025. US Airways’ net deferred tax asset, which included the $649 million of NOL discussed above, has been subject to a full valuation allowance. US Airways also had approximately $60 million of tax effected state NOL at December 31, 2007.
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
US Airways expects to report a loss for the full year 2008, which will increase its NOL. At September 30, 2008, US Airways’ NOL had increased to approximately $1.3 billion. The NOL expires during the years 2022 through 2028. US Airways recorded tax expense of $3 million in the three and nine month periods ended September 30, 2008 related to a reconciliation of the 2007 tax provision to the tax return as filed in the third quarter of 2008.
US Airways recognized $5 million and $16 million, respectively, of income tax expense for the three and nine months ended September 30, 2007. This included $4 million and $10 million of non-cash tax expense for the three and nine months ended September 30, 2007, respectively, as US Airways utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, “Accounting for Income Taxes,” as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. US Airways recorded Alternative Minimum Tax liability (“AMT”) expense of $1 million and $4 million for the three and nine months ended September 30, 2007, respectively. In most cases the recognition of AMT does not result in tax expense. However, because US Airways’ net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. For the nine months ended September 30, 2007, US Airways also recorded $2 million of state income tax expense related to certain states where NOL was not available or was limited.

6. Express expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Aircraft fuel and related taxes	$349	$199	$938	$539
Salaries and related costs	5	4	16	15
Capacity purchases	419	390	1,255	1,179
Other rent and landing fees	30	23	74	70
Selling expenses	45	39	127	119
Other expenses	24	23	75	75

Express expenses	$872	$678	$2,485	$1,997

7. Derivative instruments
US Airways currently utilizes heating-oil based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments consist of costless collars. As of September 30, 2008, US Airways has entered into costless collars to hedge approximately 45% of its remaining projected 2008 mainline and Express jet fuel requirements at a weighted average collar range of $3.11 to $3.31 per gallon of heating oil or $108.47 to $116.87 per barrel of estimated crude oil equivalent and 14% of its projected mainline and Express 2009 fuel requirements at a weighted average collar range of $3.41 to $3.61 per gallon of heating oil or $120.95 to $129.35 per barrel of estimated crude oil equivalent.
SFAS No. 133, “Accounting of Derivative Instruments and Hedging Activities,” (“SFAS 133”) requires that all derivatives be marked to fair value and recorded on the balance sheet. Derivatives that are not hedges must be adjusted to fair value through the income statement. As of September 30, 2008 and December 31, 2007, US Airways had open fuel hedging instruments in place, which do not currently qualify for hedge accounting under SFAS No. 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying condensed consolidated statements of operations in the period of change. The fair value of US Airways’ fuel hedging derivative instruments at December 31, 2007 was a net asset of $121 million recorded in prepaid expenses and other. The fair value of US Airways’ fuel hedging derivative instruments at September 30, 2008 was a net liability of $141 million recorded in accounts payable. Refer to Note 9 for discussion on how US Airways determines the fair value of its fuel hedging derivative instruments. The net change in the fair value from an asset of $121 million to a liability of $141 million represents the unrealized loss of $262 million for the nine months ended September 30, 2008. The unrealized loss was due to the significant decline in the price of oil in September 2008. The following table details US Airways’ loss (gain) on fuel hedging instruments, net (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Unrealized loss (gain)	$488	$(13)	$262	$(128)
Realized loss (gain)	(68)	(20)	(342)	17

Loss (gain) on fuel hedging instruments, net	$420	$(33)	$(80)	$(111)

When US Airways’ fuel hedging derivative instruments are in a net asset position, US Airways is exposed to credit losses in the event of non-performance by counterparties to its fuel hedging derivatives. The amount of such credit exposure is generally the unrealized gains, if any, on US Airways’ fuel hedging derivatives. To manage credit risks, US Airways selects counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. US Airways also maintains industry-standard security agreements with a number of its counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceed specified mark-to-market thresholds or upon certain changes in credit ratings.
When US Airways’ fuel hedging derivative instruments are in a net liability position, US Airways is exposed to credit risks related to the return of collateral in situations in which US Airways has posted collateral with counterparties for unrealized losses. When possible, in order to mitigate this risk, US Airways provides letters of credit to certain counterparties in lieu of cash. At September 30, 2008, $159 million related to letters of credit collateralizing certain counterparties to US Airways’ fuel hedging transactions is included in short-term restricted cash. As of October 21, 2008, US Airways had issued an additional $26 million in letters of credit and paid an additional $156 million in cash to counterparties of its fuel hedging transactions as a result of additional declines in oil prices. Since mid-third quarter 2008, US Airways has not entered into any new transactions as part of its fuel hedging program due to concerns about the impact collateral requirements could have on its liquidity resulting from the significant decline in the price of oil and counterparty credit risk arising from global economic uncertainty.

Further declines in heating oil prices would result in additional collateral requirements with US Airways’ counterparties, unrealized losses on its existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.
8. Investments in marketable securities (noncurrent)
As of September 30, 2008, US Airways held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on US Airways’ condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from eight to 44 years, with 62% of US Airways’ portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. The interest rates are reset approximately every 28 days, and current yields range from 2.93% to 5.21%. With the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, US Airways has not experienced any defaults and continues to earn and receive interest on all of these investments at the maximum contractual rate. Refer to Note 9 for discussion on how US Airways determines the fair value of its investments in auction rate securities.
At December 31, 2007, the $411 million par value auction rate securities had a fair value of $353 million, a $58 million decline from par. Of this decline in fair value, $48 million was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income. US Airways concluded $10 million of the decline was an other than temporary impairment as a single security with subprime exposure experienced a severe decline in fair value during the period. Accordingly, a $10 million impairment charge was recorded to other nonoperating expense, net in the fourth quarter of 2007.
During the first quarter of 2008, the fair value of US Airways’ auction rate securities declined by an additional $58 million to a fair value of $295 million at March 31, 2008. Of this decline in fair value, $49 million was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income. US Airways determined $9 million of that decline from December 31, 2007 was due to a security’s downgrade from a credit rating of AA to B and a further decline in a second security with subprime exposure. US Airways concluded this decline in fair value was other than temporary and recognized an impairment charge in other nonoperating expense, net. US Airways recognized an additional $4 million impairment charge to other nonoperating expense, net in the first quarter of 2008 for one security’s previously recorded unrealized losses in other comprehensive income.
During the second quarter of 2008, the fair value of US Airways’ auction rate securities declined by an additional $10 million to a fair value of $285 million at June 30, 2008. This further decline in fair value was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income.
At September 30, 2008, the fair value of US Airways’ auction rate securities was $261 million, representing a decline in fair value of $24 million during the third quarter. US Airways concluded the third quarter decline in fair value of $24 million as well as the previously deemed temporary declines recorded to other comprehensive income of $103 million were now other than temporary. US Airways’ conclusion for the other than temporary impairment was due to the length of time and extent to which the fair value has been less than cost for these securities. These securities have experienced failed auctions for a period greater than one year, and there has been no recovery in their fair value. Accordingly, US Airways recorded a $127 million impairment charge in other nonoperating expense, net related to the partial other than temporary impairment of its auction rate securities. US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, additional declines in the fair values of these securities will be recorded as impairment charges in other nonoperating expense, net in future periods.

9. Fair value measurements
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

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Investments in marketable securities (noncurrent)	$261	$—	$—	$261	(1)
Fuel hedging derivatives	(141)	—	(141)	—	(2)

(1)
US Airways estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 8 for further discussion of US Airways’ investments in marketable securities.

(2)
Since US Airways’ fuel hedging derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in accounts payable on the condensed consolidated balance sheets. Refer to Note 7 for further discussion of US Airways’ fuel hedging derivatives.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2007	$353
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	48
Impairment losses included in other nonoperating expense, net	(140)

Balance at September 30, 2008	$261

10. Other comprehensive income (loss)
US Airways’ other comprehensive income (loss) consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(855)	$187	$(1,639)	$574
Unrealized losses on available for sale securities	—	(38)	—	(38)
Recognition of previous unrealized losses now deemed other than temporary	103	—	48	—
Amortization of actuarial gains associated with pension and other postretirement benefits	—	—	(2)	—

Total comprehensive income (loss)	$(752)	$149	$(1,593)	$536

The components of accumulated other comprehensive income (loss) were as follows (in millions):

	September 30,	December 31,
	2008	2007
Accumulated net unrealized losses on available for sale securities	$—	$(48)
Actuarial gains associated with pension and other postretirement benefits	45	47

Accumulated other comprehensive income (loss)	$45	$(1)

The accumulated other comprehensive income (loss) is not presented net of tax as any effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
11. Impairment
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
In accordance with SFAS No. 142, US Airways concluded that events had occurred and circumstances had changed during the second quarter of 2008 which required US Airways to perform an interim period goodwill impairment test. Subsequent to the first quarter of 2008, US Airways experienced a significant decline in market capitalization due to overall airline industry conditions driven by record high fuel prices. The price of fuel became less volatile in the second quarter of 2008, and there was a sustained surge in fuel prices. On May 21, 2008, the price per barrel of oil hit a then record high of $133 per barrel and from that date through June 30, 2008 stayed at an average daily price of $133 per barrel. US Airways’ average mainline fuel price during the second quarter of 2008 was $3.63 as compared to $2.88 per gallon in the first quarter of 2008 and $2.20 for the full year 2007. This increase in the price per gallon of fuel represented an increase of 26% and 65% as compared to the first quarter of 2008 and full year 2007, respectively. US Airways Group’s average stock price in the second quarter of 2008 was $6.13 as compared to an average of $12.15 in the first quarter of 2008, a decline of 50%. In addition, US Airways announced in June 2008 that in response to the record high fuel prices, it plans to reduce fourth quarter 2008 and full year 2009 domestic mainline capacity by six to eight percent and seven to nine percent, respectively, on a year over year basis.
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

In step two of the impairment test, US Airways determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, US Airways allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. US Airways’ step two analysis resulted in no implied fair value of goodwill, and therefore, US Airways recognized an impairment charge of $622 million in the second quarter of 2008, representing a write off of the entire amount of US Airways’ previously recorded goodwill.
The following table reflects the change in the carrying amount of goodwill from December 31, 2007 (in millions):

Goodwill
Balance at December 31, 2007	$622
Impairment charge	(622)

Balance at September 30, 2008	$—

Intangible Assets
In connection with completing step two of US Airways’ goodwill impairment analysis in the second quarter of 2008, US Airways assessed the fair values of its significant intangible assets. US Airways’ other intangible assets of $520 million as of June 30, 2008 consisted principally of airport take-off and landing slots and airport gate leasehold rights of $435 million which are subject to amortization and $85 million of international route authorities and trademarks which are classified as indefinite lived assets under SFAS No. 142. US Airways considered the potential impairment of these other intangibles assets in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as applicable. The fair values of airport take-off and landing slots and international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, US Airways utilized a form of the income approach known as the relief-from-royalty method. As a result of these assessments, no impairment was indicated.
Other Assets
In connection with completing step two of US Airways’ goodwill impairment analysis in the second quarter of 2008, US Airways also assessed the current fair values of its other significant assets including owned aircraft, aircraft leases, and aircraft spare parts. US Airways concluded that the only additional impairment indicated was associated with the decline in fair value of certain spare parts associated with its Boeing 737 fleet. Due to record high fuel prices and the current industry environment, demand for the Boeing 737 aircraft type has declined given its lower fuel efficiency as compared to other aircraft types. The fair value of these spare parts was determined using a market approach on the premise of continued use of the aircraft through US Airways’ final scheduled lease return.
In accordance with SFAS No. 144, US Airways determined that the carrying amount of the Boeing 737 spare parts classified as long-lived assets was not recoverable as the carrying amount of the Boeing 737 assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, US Airways recorded a $13 million impairment charge in the second quarter of 2008 related to Boeing 737 rotable parts included in flight equipment on its condensed consolidated balance sheet. US Airways also recorded a $5 million write down in the second quarter of 2008 related to its Boeing 737 spare parts inventory included in materials and supplies, net on its condensed consolidated balance sheet to reflect lower of cost of market.
12. Pass through trusts
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

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of September 30, 2008, $540 million associated with these mortgage financings is reflected as debt in the accompanying condensed consolidated balance sheet.
With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity as defined by FIN 46(R) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. US Airways under this feature does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases under the criteria of SFAS No. 13 “Accounting for Leases.” US Airways’ total obligations under these leveraged lease financings are $3.59 billion as of September 30, 2008.
13. Subsequent events
On October 10, 2008, the Federal Aviation Administration (“FAA”) finalized new rules governing flight operations at the three major New York airports. The new rules, scheduled to take effect in December 2008, will result in the withdrawal of approximately 15% of industry slots at LaGuardia. Legal challenges to the new rules have been filed. If upheld, the new rules will impact US Airways’ operation at LaGuardia, as the number of operations US Airways can offer will be reduced over the next five years. At September 30, 2008, included in other intangibles, net on the accompanying condensed consolidated balance sheet is $124 million of intangible assets related to US Airways’ take-off and landing slots at LaGuardia airport. US Airways is currently evaluating the impact of the new rules, which may result in the recording of a non-cash impairment charge related to these slots in future periods.
On October 23, 2008, US Airways Group announced that as part of a comprehensive liquidity program launched in mid-August, US Airways Group has raised approximately $950 million of financing and near-term liquidity commitments. On October 20, 2008, US Airways Group closed on $800 million of these transactions with $400 million of proceeds used to prepay US Airways Group’s $1.6 billion credit facility administered by Citicorp North America. In exchange for this prepayment, the unrestricted cash covenant contained in the Citicorp credit facility has been reduced from $1.25 billion to $850 million. The credit facility’s term remains the same at seven years with substantially all of the remaining principal amount payable at maturity in March 2014. The remaining proceeds from these financing transactions, approximately $370 million after payment of certain bank and other service fees, increase US Airways Group’s total cash position and will be used for general corporate purposes. The remaining $150 million of liquidity commitments are expected to close during the fourth quarter, with cash benefits realized through 2009.

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
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have primary hubs in Charlotte, Philadelphia and Phoenix, and secondary hubs/focus cities in New York, Washington, D.C., Boston and Las Vegas. We offer scheduled passenger service on approximately 3,200 flights daily to more than 200 communities in the U.S., Canada, the Caribbean, Latin America and Europe. We also have an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. For the three and nine months ended September 30, 2008, we had approximately 14 million and 42 million passengers, respectively, boarding our mainline flights. As of September 30, 2008, we operated 358 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 238 regional jets and 74 turboprops.
Industry Environment
The airline industry continues to face its most challenging environment since the period following the terrorist attacks on September 11, 2001. For the first nine months of 2008, the average price per barrel of oil was $113 as compared to $73 in fiscal year 2007. Fuel is expected to cost the industry from $8 billion to $18 billion more in fiscal year 2008 than it did in 2007, comprising approximately 36% of 2008 annual operating expenses as compared to only 15% in the year 2000. U.S. airlines alone had losses of $2.5 billion in the first half of 2008 and many airlines are reporting substantial losses for the third quarter of 2008. The challenging economic environment has led to a number of smaller U.S. airlines filing for bankruptcy protection, and in certain cases, liquidation. While there has been some recent relief in the price of oil, the cost of fuel remains volatile and extremely high by historical standards.
The industry response has been unprecedented as many airlines recognized their limited ability to control fuel expense, their highest cost item. Airlines are changing their business model to mitigate the increase in operating costs. These changes include the following actions:
•
Substantial capacity reductions. Domestic ASMs are expected to be down 10% in the fourth quarter of 2008 and 10% in 2009 as compared to 2008. These capacity cuts are expected to create an environment that supports ticket price increases and in turn increases yields, reduces costs and minimizes cash burn.

•	Development and implementation of new revenue initiatives to supplement existing sources of revenue.
•	Implementation of cost containment strategies to minimize non-essential expenditures and conserve cash.
•
Enhancement of near-term liquidity through a number of cash raising initiatives such as traditional capital market issuances, asset sales, sale and leaseback transactions and prepaid sales of miles to affinity card issuers.

In addition to the steps discussed above, the airlines are taking action individually and collectively through the Air Transport Association (“ATA”), the industry’s trade organization, to seek Federal government intervention to respond to high energy prices.
These actions are intended to allow the airline industry to weather the storm until the current oil price pressures abate and profitability can be achieved. To the extent fuel prices increase from their current levels on a sustained basis, the airline industry will likely be required to take further action to restructure its business model.

US Airways’ Response to Record High Fuel Prices
As described above, the industry is profoundly challenged by the dramatic increase in fuel prices. We have taken action to operate a strong and competitive airline by implementing numerous initiatives as discussed below.
Capacity and Fleet Reductions
We are reducing our fourth quarter domestic mainline capacity by five to seven percent on a year over year basis, and we plan to reduce domestic mainline capacity for 2009 by four to six percent from 2008 levels. We anticipate that these capacity reductions will enable us to increase yields and reduce costs.
We have taken the following steps to achieve our capacity reduction goals:
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

•
Las Vegas Flight Reduction: We closed our Las Vegas night operation, except for limited night service to the East Coast, in early September 2008. In the current fuel environment, the revenue generated from the Las Vegas night operation no longer exceeded the incremental cost of that flying. Overall, daily departures from Las Vegas, which were as high as 141 during September 2007, have been reduced to 81, and will decrease further to approximately 77 by the end of 2008 as aircraft are retired from our fleet.

New Revenue Initiatives
While the revenue environment remained strong during the third quarter of 2008, the increase in passenger revenue per available seat mile (“PRASM”) was not able to offset the increase in fuel costs. We implemented several new revenue initiatives in the second and third quarters of 2008 in order to generate additional revenue. These include a first and second checked bag service fee, a new beverage purchase program, processing fees for travel awards issued through our Dividend Miles frequent traveler program, our new Choice Seats program, which has been expanded during the third quarter of 2008 to cover 25% of the main cabin, increases to the cost of call center/airport ticketing fees and increases to certain preexisting service fees. We anticipate that these new services and fees will generate between $400 million and $500 million annually in additional revenue.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. As a result of our capacity reductions and our commitment to exercise tight cost controls, the following cost initiatives were completed as of the end of the third quarter of 2008:
•
Employee Reduction: As a result of the reduced flying, we required approximately 2,200 fewer positions across the system, including approximately 300 pilots, 400 flight attendants, 800 airport employees, and 700 non-union administrative management and staff. These headcount reductions were implemented during the third quarter of 2008 through a combination of voluntary and involuntary furloughs and attrition.

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

•
Certain Facilities Closed: The US Airways Club in the Baltimore/Washington International Airport, arrivals lounges in Munich, Rome and Zurich, and cargo stations in Burbank, Colorado Springs and Reno were closed during the third quarter of 2008.

•
Reduced Partner Costs: We have revised our wholesale programs for cruise lines, tour operators and consolidators, which included the reduction of the number of agency partners, decreased discounts, tighter restrictions on travel rules, and a reduction in commissions.

Most importantly, we are controlling costs by running a good operation. Through the first eight months of 2008, we ranked first in on-time performance among the ten largest U.S. carriers. For the month of August we ranked in the top three in both on-time arrivals and baggage handling among the ten largest U.S. airlines as measured by the U.S. Department of Transportation (“DOT’”) Air Travel Consumer Report. Our top-three ranking in baggage handling is the highest the new US Airways or its pre-merger entities have ranked since 2005. The September DOT operating statistics have not yet been released as of the date of this report; however, in September 2008, we further improved to a baggage handling rate of 3.09. This represents an over 60% improvement from our 2007 annual baggage handling rate of 8.47. See the “Customer Service” section below for further discussion.
Liquidity
As of September 30, 2008, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.28 billion, of which $1.54 billion was unrestricted. Our investments in marketable securities included $261 million of investments in auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets. See “Liquidity and Capital Resources” for further discussion of our investments in marketable securities. Our total restricted cash balance increased in the third quarter of 2008 by $282 million. The substantial decrease in the price of oil in September 2008, while a significant positive development, had the near term liquidity impact of increasing our restricted cash balance in the third quarter of 2008 by $159 million as we were required to post collateral for letters of credit we issued in connection with costless collars entered into as part of our fuel hedging program. Additionally, the current economic environment caused by record high fuel prices has resulted in us increasing the amount of restricted cash for holdback by certain credit card processors for advance ticket sales for which we have not yet provided air transportation. To plan for a highly cyclical and volatile industry, we had already refinanced $1.6 billion of debt during 2007. This has improved our liquidity by extending the due dates of principal payments, and as a result, we do not have any material debt payments until the year 2014. We have strengthened our liquidity position as follows:
•
In August 2008, we completed an underwritten public stock offering of 19 million common shares, as well as the full exercise of 2.85 million common shares included in an overallotment option, at an offering price of $8.50 per share. Net proceeds from the offering, after underwriting discounts and commissions, were $179 million. We plan to use the proceeds from the offering for general corporate purposes.

•
On October 23, 2008, we announced that as part of a comprehensive liquidity program launched in mid-August, we have raised approximately $950 million of financing and near-term liquidity commitments. On October 20, 2008, we closed on $800 million of these transactions with $400 million of proceeds used to prepay our $1.6 billion credit facility administered by Citicorp North America. In exchange for this prepayment, the unrestricted cash covenant contained in the Citicorp credit facility has been reduced from $1.25 billion to $850 million. The credit facility’s term remains the same at seven years with substantially all of the remaining principal amount payable at maturity in March 2014. The remaining proceeds from these financing transactions, approximately $370 million after payment of certain bank and other service fees, increase our total cash position and will be used for general corporate purposes. The remaining $150 million of liquidity commitments are expected to close during the fourth quarter, with cash benefits realized through 2009.

Current Financial Results and Outlook
The net loss for the third quarter of 2008 was $865 million or a loss of $8.45 per share as compared to net income of $177 million or earnings of $1.87 per diluted share in the third quarter of 2007. The third quarter 2008 results included a non-cash charge of $127 million to record an other than temporary impairment on our investments in auction rate securities due to the extended period of time that the fair value has been less than cost. See “Liquidity and Capital Resources” for further discussion of our investments in marketable securities. The third quarter 2008 results also included $420 million of net losses associated with fuel hedging transactions. This included $488 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $68 million of net realized gains on settled fuel hedge transactions. The net unrealized losses were primarily driven by the significant decrease in the price of oil in September 2008, which required that we reverse mark-to-market gains recognized in prior periods. At September 30, 2008, our net liability associated with fuel hedging transactions was $141 million as compared to a net asset of $347 million at June 30, 2008. Also included in the third quarter results is $8 million in charges for involuntary furloughs as well as terminations of non-union administrative and management staff related to planned capacity reductions. We anticipate that we will record additional charges for costs associated with fleet reductions in future periods.
The average mainline and Express price per gallon of fuel increased 67.4% to $3.75 in the third quarter of 2008 from $2.24 in the third quarter of 2007. As a result, our mainline and Express fuel expense for the third quarter of 2008 was $568 million or 63.8% higher than the 2007 period on slightly lower capacity. Our mainline and Express fuel costs during third quarter represented 36.9% of our total operating expenses. We estimate that a one cent per gallon increase in fuel prices will result in a $15 million increase in annual expense. Based on current fuel prices, we estimate our annual mainline and Express fuel expense, net of realized gains on fuel hedging transactions, for 2008 will be $1.3 billion more than in 2007 when we reported an annual profit of $427 million.

As discussed above, we are taking numerous actions to increase revenue and reduce costs. However, given the record high fuel costs, we expect to post a substantial loss for the full year 2008.
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
We reported the following combined operating statistics to the DOT for mainline operations for the third quarter of 2008 and 2007:

	2008			2007			Percent Change 2008-2007
	July	August	September	July	August	September	July	August	September
On-time performance (a)	78.3	80.8	84.1	66.3	69.3	80.1	18.1	16.6	5.0
Completion factor (b)	98.3	98.2	98.8	98.1	98.4	99.2	0.2	(0.2)	(0.4)
Mishandled baggage (c)	4.22	4.09	3.09	9.89	9.61	5.84	(57.3)	(57.4)	(47.1)
Customer complaints (d)	2.16	2.45	2.39	4.97	4.42	2.13	(56.5)	(44.6)	12.2

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.
Through the first eight months of 2008, we ranked first in on-time performance among the ten largest U.S. carriers. In August 2008, we ranked not only in the top three for on-time performance at a rate of 80.8%, but also ranked in the top three for baggage handling at a rate of 4.09, the highest ranking for baggage handling of the new US Airways or its pre-merger entities since 2005. The September DOT operating statistics have not yet been released as of the date of this report; however, in September 2008, we further improved to a baggage handling rate of 3.09. This represents an over 60% improvement from our 2007 annual baggage handling rate of 8.47.

US Airways Group’s Results of Operations
In the three months ended September 30, 2008, we realized an operating loss of $689 million and a loss before income taxes of $862 million. The third quarter loss was driven by record high fuel prices, unrealized losses on fuel hedging instruments and an other than temporary nonoperating impairment charge on our investments in auction rate securities. The average mainline and Express price per gallon of fuel was 67.4% higher as compared to the third quarter of 2007; however, the significant decrease in the price of oil in September 2008 required that we reverse mark-to-market gains recognized in prior periods. In the third quarter of 2008, we recorded $488 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $68 million of net realized gains on settled fuel hedge transactions. We are required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $488 million discussed above, would have been deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. In the third quarter of 2008, we also recorded a $127 million other than temporary nonoperating impairment charge for our investments in auction rate securities due to the length of time and extent to which the fair value has been less than cost for these securities. In addition, the third quarter 2008 results included $8 million in special charges related to involuntary furloughs as well as terminations of non-union administrative and management staff.
In the three months ended September 30, 2007, we realized operating income of $202 million and income before taxes of $181 million. Included in these results is $20 million of net realized gains on settled fuel hedge transactions as well as $13 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In addition, the 2007 period operating results included $17 million of net special charges due to merger related transition expenses.
In the first nine months of 2008, we realized an operating loss of $1.42 billion and a loss before income taxes of $1.67 billion. The nine month loss was driven by record high fuel prices, a non-cash goodwill impairment charge and an other than temporary nonoperating impairment charge on our investments in auction rate securities. The average mainline and Express price per gallon of fuel was 64.4% higher as compared to the first nine months of 2007. In the first nine months of 2008, we recorded a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings Corporation (“America West Holdings”) in September 2005. In the first nine months of 2008, we also recorded a $140 million other than temporary nonoperating impairment charge for our investments in auction rate securities primarily driven by the length of time and extent to which the fair value has been less than cost for these securities. In addition, the 2008 period operating results included $67 million of net special charges, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet, $8 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff in connection with planned capacity reductions and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the planned fleet reductions. Also included in these results is $342 million of net realized gains on settled fuel hedge transactions, offset by $262 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. Other nonoperating expense, net in the 2008 period also included $8 million in gains on forgiveness of debt, offset by a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes.
In the first nine months of 2007, we realized operating income of $607 million and income before taxes of $521 million. Included in these results is $128 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $17 million of net realized losses on settled fuel hedge transactions. In addition, the 2007 period operating results included $83 million of net special charges due to merger related transition expenses as well as $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005. Nonoperating expense in the 2007 period included an $18 million write off of debt issuance costs in connection with the refinancing of the $1.25 billion GE loan in March 2007.
At December 31, 2007, we had approximately $761 million of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $649 million was available to reduce federal taxable income in the calendar year 2008. The NOL expires during the years 2022 through 2025. Our net deferred tax asset, which included the $649 million of NOL discussed above, has been subject to a full valuation allowance. We also had approximately $63 million of tax effected state NOL at December 31, 2007.

We expect to report a loss for the full year 2008, which will increase our NOL. At September 30, 2008, our NOL had increased to approximately $1.3 billion. The NOL expires during the years 2022 through 2028. We recorded tax expense of $3 million in the three and nine month periods ended September 30, 2008 related to a reconciliation of the 2007 tax provision to the tax return as filed in the third quarter of 2008.
We recognized $4 million and $15 million, respectively, of income tax expense for the three and nine months ended September 30, 2007. This included $4 million and $10 million of non-cash tax expense for the three and nine months ended September 30, 2007, respectively, as we utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, “Accounting for Income Taxes,” as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. We recorded Alternative Minimum Tax liability (“AMT”) expense of $1 million and $4 million for the three and nine months ended September 30, 2007, respectively. In most cases the recognition of AMT does not result in tax expense. However, because our net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The three months ended September 30, 2007 also included a $1 million tax benefit recorded by PSA and Piedmont. The nine months ended September 30, 2007 included $2 million of state income tax expense related to certain states where NOL was not available or was limited, offset by the $1 million tax benefit recorded by PSA and Piedmont.
The table below sets forth our selected mainline operating data:

	Three Months Ended		Percent		Nine Months Ended		Percent
	September 30,		Change		September 30,		Change
	2008	2007	2008-2007		2008	2007	2008-2007
Revenue passenger miles (millions) (a)	16,270	16,395	(0.8)		46,952	47,106	(0.3)
Available seat miles (millions) (b)	19,402	19,669	(1.4)		57,124	57,748	(1.1)
Passenger load factor (percent) (c)	83.9	83.4	0.5	pts	82.2	81.6	0.6	pts
Yield (cents) (d)	13.50	13.01	3.8		13.56	13.23	2.4
Passenger revenue per available seat mile (cents) (e)	11.32	10.85	4.4		11.14	10.79	3.2
Operating cost per available seat mile (cents) (f)	16.01	11.11	44.1		14.67	11.07	32.5
Passenger enplanements (thousands) (g)	14,068	14,962	(6.0)		42,014	44,317	(5.2)
Departures (thousands)	124.7	131.6	(5.3)		377.6	397.6	(5.0)
Aircraft at end of period	358	359	(0.3)		358	359	(0.3)
Block hours (thousands) (h)	331.8	340.1	(2.4)		996.4	1,019.8	(2.3)
Average stage length (miles) (i)	986	945	4.4		965	929	3.9
Average passenger journey (miles) (j)	1,645	1,558	5.5		1,583	1,505	5.1
Fuel consumption (gallons in millions)	297.3	311.3	(4.5)		881.9	909.8	(3.1)
Average aircraft fuel price including related taxes (dollars per gallon)	3.73	2.22	68.0		3.42	2.09	63.9
Full time equivalent employees at end of period	32,779	34,321	(4.5)		32,779	34,321	(4.5)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Operating cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

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

Three Months Ended September 30, 2008
Compared with the
Three Months Ended September 30, 2007
Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)
Operating revenues:
Mainline passenger	$2,197	$2,133	3.0
Express passenger	771	692	11.3
Cargo	37	32	14.8
Other	256	179	43.4

Total operating revenues	$3,261	$3,036	7.4

Total operating revenues for the three months ended September 30, 2008 were $3.26 billion as compared to $3.04 billion for the 2007 period. Mainline passenger revenues were $2.2 billion in the third quarter of 2008, as compared to $2.13 billion for the 2007 period. RPMs decreased 0.8% as mainline capacity, as measured by ASMs, decreased 1.4%, resulting in a 0.5 point increase in load factor to 83.9%. Passenger yield increased 3.8% to 13.5 cents in the third quarter of 2008 from 13.01 cents in the third quarter of 2007. PRASM increased 4.4% to 11.32 cents in the third quarter of 2008 from 10.85 cents in the third quarter of 2007. Yield and PRASM increased in the third quarter of 2008 due principally to continued capacity and pricing discipline and fare increases in substantially all markets during the 2008 period.
Express passenger revenues were $771 million for the third quarter of 2008, an increase of $79 million from the 2007 period. Express capacity, as measured by ASMs, increased 9.9% in the third quarter of 2008 due principally to the year over year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 8.8% on this higher capacity resulting in a 0.8 point decrease in load factor to 74.6%. Passenger yield increased by 2.3% to 26.2 cents in the third quarter of 2008 from 25.61 cents in the third quarter of 2007. PRASM increased 1.3% to 19.55 cents in the third quarter of 2008 from 19.31 cents in the third quarter of 2007. The increases in Express yield and PRASM are the result of the same favorable industry pricing environment discussed in the mainline operations above.
Cargo revenues were $37 million for the third quarter of 2008, an increase of $5 million from the 2007 period. This increase is the result of higher mail volumes and an increase in fuel surcharges in the third quarter of 2008. Other revenues were $256 million for the third quarter of 2008, an increase of $77 million from the 2007 period due primarily to our new revenue initiatives, principally our first and second checked bag fees, which were implemented in the second and third quarters of 2008.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,110	$692	60.4
Loss (gain) on fuel hedging instruments, net:
Realized	(68)	(20)	nm
Unrealized	488	(13)	nm
Salaries and related costs	567	555	2.1
Aircraft rent	183	182	0.3
Aircraft maintenance	188	144	30.8
Other rent and landing fees	137	141	(2.5)
Selling expenses	120	116	3.7
Special items, net	8	17	(51.5)
Depreciation and amortization	52	47	12.8
Other	321	324	(1.6)

Total mainline operating expenses	3,106	2,185	42.1
Express expenses:
Fuel	349	199	75.4
Other	495	450	9.9

Total Express expenses	844	649	30.0

Total operating expenses	$3,950	$2,834	39.4

Total operating expenses were $3.95 billion in the third quarter of 2008, an increase of $1.12 billion or 39.4% compared to the 2007 period. Mainline operating expenses were $3.11 billion in the third quarter of 2008, an increase of $921 million or 42.1% from the 2007 period, while ASMs decreased 1.4%. Mainline CASM increased 44.1% to 16.01 cents in the third quarter of 2008 from 11.11 cents in the third quarter of 2007. The period over period increase in CASM was driven principally by record increases in fuel costs ($418 million) in the 2008 third quarter. We also recognized a net loss of $420 million on fuel hedging instruments in the 2008 period compared to a net gain on fuel hedging instruments of $33 million in the 2007 period. The net unrealized losses during the 2008 period were driven by the significant decline in the price of oil in September 2008, which required that we reverse mark-to-market gains recognized in prior periods.
The table below sets forth the major components of our mainline CASM for the three months ended September 30, 2008 and 2007:

			Percent
	2008	2007	Change
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	5.72	3.52	62.6
Loss (gain) on fuel hedging instruments, net	2.17	(0.17)	nm
Salaries and related costs	2.92	2.82	3.5
Aircraft rent	0.94	0.93	1.7
Aircraft maintenance	0.97	0.73	32.6
Other rent and landing fees	0.71	0.72	(1.2)
Selling expenses	0.62	0.59	5.1
Special items, net	0.04	0.09	(50.8)
Depreciation and amortization	0.27	0.24	14.3
Other	1.65	1.64	(0.2)

Total mainline CASM	16.01	11.11	44.1

Significant changes in the components of operating expense per ASM are explained as follows:
•
Aircraft fuel and related taxes per ASM increased 62.6% due primarily to a 68% increase in the average price per gallon of fuel to a record high $3.73 in the third quarter of 2008 from $2.22 in the 2007 period.

•
Loss (gain) on fuel hedging instruments, net per ASM fluctuated from a gain of 0.17 cents in the third quarter of 2007 to a loss of 2.17 cents in the third quarter of 2008. The net loss in the 2008 period is the result of unrealized losses of $488 million due to the significant decrease in the price of oil in September 2008, which required that we reverse mark-to-market gains recognized in prior periods.

•	Aircraft maintenance expense per ASM increased 32.6% due principally to increases in the number of engine and landing gear overhauls performed in the 2008 period as compared to the 2007 period.
•
Depreciation and amortization expense per ASM increased 14.3% due primarily to an increase in depreciation of owned aircraft as a result of the acquisition of three Embraer 190 aircraft subsequent to the third quarter of 2007, 13 Embraer 190 aircraft in the first nine months of 2008 and three Airbus A321 aircraft in the third quarter of 2008.

Total Express expenses increased 30% in the third quarter of 2008 to $844 million from $649 million in the 2007 period, as Express fuel costs increased $150 million and other Express expenses increased $45 million. The average fuel price per gallon increased 64.9% from $2.30 in the 2007 period to a record high $3.80 in the 2008 period. Other Express operating expenses increased as a result of a 9.9% increase in Express capacity.
Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)
Nonoperating income (expense):
Interest income	$19	$43	(56.3)
Interest expense, net	(57)	(66)	(13.9)
Other, net	(135)	2	nm

Total nonoperating expense, net	$(173)	$(21)	nm

Net nonoperating expense was $173 million in the third quarter of 2008 as compared to $21 million in the third quarter of 2007. Interest income decreased $24 million in the 2008 period due to lower average investment balances and lower rates of return. Interest expense, net decreased $9 million due primarily to reductions in average interest rates associated with variable rate debt as compared to the 2007 period.
Other nonoperating expense, net in the 2008 period included a $127 million other than temporary nonoperating impairment charge for our investments in auction rate securities due to the length of time and extent to which the fair value has been less than cost for these securities as well as $8 million in foreign currency losses related to transactions denominated in foreign currencies. The impairment charge is discussed in more detail under “Liquidity and Capital Resources.”

Nine Months Ended September 30, 2008
Compared with the
Nine Months Ended September 30, 2007
Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)
Operating revenues:
Mainline passenger	$6,364	$6,233	2.1
Express passenger	2,230	2,039	9.4
Cargo	111	102	8.3
Other	652	550	18.7

Total operating revenues	$9,357	$8,924	4.9

Total operating revenues for the nine months ended September 30, 2008 were $9.36 billion as compared to $8.92 billion for the 2007 period. Mainline passenger revenues were $6.36 billion for the first nine months of 2008, as compared to $6.23 billion for the 2007 period. RPMs decreased 0.3% as mainline capacity, as measured by ASMs, decreased 1.1%, resulting in a 0.6 point increase in load factor to 82.2%. Passenger yield increased 2.4% to 13.56 cents in the first nine months of 2008 from 13.23 cents in the 2007 period. PRASM increased 3.2% to 11.14 cents in the first nine months of 2008 from 10.79 cents in the 2007 period. Yield and PRASM increased in the first nine months of 2008 due principally to strong passenger demand, continued capacity and pricing discipline and fare increases in certain markets in the first half of 2008, which were expanded to substantially all markets during the third quarter of 2008.
Express passenger revenues were $2.23 billion for the first nine months of 2008, an increase of $191 million from the 2007 period. Express capacity, as measured by ASMs, increased 8% for the first nine months of 2008 due principally to the year over year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 6.5% on this higher capacity resulting in a one point decrease in load factor to 72.9%. Passenger yield increased by 2.7% to 26.76 cents in the first nine months of 2008 from 26.05 cents in the 2007 period. PRASM increased 1.3% to 19.5 cents in the first nine months of 2008 from 19.25 cents in the 2007 period. The increases in Express yield and PRASM are the result of the same favorable industry pricing environment discussed in the mainline operations above.
Cargo revenues were $111 million for the first nine months of 2008, an increase of $9 million from the 2007 period. This increase is the result of higher mail volumes and an increase in fuel surcharges in the 2008 period. Other revenues were $652 million for the first nine months of 2008, an increase of $102 million from the 2007 period due primarily to our new revenue initiatives, principally our first and second checked bag fees, which were implemented in the second and third quarters of 2008.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,018	$1,900	58.9
Loss (gain) on fuel hedging instruments, net:
Realized	(342)	17	nm
Unrealized	262	(128)	nm
Salaries and related costs	1,701	1,659	2.5
Aircraft rent	544	542	0.3
Aircraft maintenance	601	479	25.5
Other rent and landing fees	424	408	4.1
Selling expenses	340	347	(1.9)
Special items, net	67	83	(19.0)
Depreciation and amortization	159	137	16.3
Goodwill impairment	622	—	nm
Other	982	952	3.2

Total mainline operating expenses	8,378	6,396	31.0
Express expenses:
Fuel	938	539	73.8
Other	1,462	1,382	5.8

Total Express expenses	2,400	1,921	24.9

Total operating expenses	$10,778	$8,317	29.6

Total operating expenses were $10.78 billion in the first nine months of 2008, an increase of $2.46 billion or 29.6% compared to the 2007 period. Mainline operating expenses were $8.38 billion in the first nine months of 2008, an increase of $1.98 billion or 31% from the 2007 period, while ASMs decreased 1.1%. The 2008 period included a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September of 2005. Mainline CASM increased 32.5% to 14.67 cents in the first nine months of 2008 from 11.07 cents in the 2007 period. The goodwill charge discussed above contributed 1.09 cents to our mainline CASM for the first nine months of 2008. The remaining period over period increase in CASM was driven principally by increases in aircraft fuel costs ($1.12 billion) and aircraft maintenance ($122 million).
In addition, the 2008 period included net charges from special items of $67 million, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet, $8 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff in connection with planned capacity reductions and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the planned fleet reductions. This compares to net charges from special items of $83 million in the 2007 period due to merger related transition expenses.
The table below sets forth the major components of our mainline CASM for the nine months ended September 30, 2008 and 2007:

			Percent
	2008	2007	Change
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	5.28	3.29	60.6
Gain on fuel hedging instruments, net	(0.14)	(0.19)	(27.2)
Salaries and related costs	2.98	2.87	3.6
Aircraft rent	0.95	0.94	1.4
Aircraft maintenance	1.05	0.83	26.9
Other rent and landing fees	0.74	0.71	5.2
Selling expenses	0.60	0.60	—
Special items, net	0.12	0.14	(18.1)
Depreciation and amortization	0.28	0.24	17.6
Goodwill impairment	1.09	—	nm
Other	1.72	1.64	4.3

Total Mainline CASM	14.67	11.07	32.5

Significant changes in the components of operating expense per ASM are explained as follows:
•
Aircraft fuel and related taxes per ASM increased 60.6% due primarily to a 63.9% increase in the average price per gallon of fuel to a record high $3.42 in the first nine months of 2008 from $2.09 in 2007 period.

•
Gain on fuel hedging instruments, net per ASM decreased from a gain of 0.19 cents in the first nine months of 2007 to a gain of 0.14 cents in the first nine months of 2008. The net gain in the 2008 period is the result of realized gains of $342 million due to the settlement of fuel hedge transactions in the period, offset by unrealized losses on open fuel hedge transactions of $262 million. During the 2008 period, we recognized gains from the effectiveness of our fuel hedging program in the first half of 2008; however, the significant decline in the price of oil in September 2008 required the reversal of mark-to-market gains recognized in prior periods during the third quarter of 2008.

•	Aircraft maintenance expense per ASM increased 26.9% due principally to increases in the number of engine and landing gear overhauls performed in the 2008 period as compared to the 2007 period.

•
Depreciation and amortization expense per ASM increased 17.6% due primarily to an increase in depreciation of owned aircraft as a result of the acquisition of three Embraer 190 aircraft subsequent to the third quarter of 2007, 13 Embraer 190 aircraft in the first nine months of 2008 and three Airbus A321 aircraft in the third quarter of 2008.

Total Express expenses increased 24.9% in the first nine months of 2008 to $2.4 billion from $1.92 billion in the 2007 period, as Express fuel costs increased $399 million and other Express expenses increased $80 million. The average fuel price per gallon increased 65.9% from $2.10 in the first nine months of 2007 to a record high $3.49 in the 2008 period. Other Express operating expenses increased as a result of an 8% increase in Express capacity.
Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)
Nonoperating income (expense):
Interest income	$69	$131	(47.8)
Interest expense, net	(173)	(206)	(15.9)
Other, net	(140)	(11)	nm

Total nonoperating expense, net	$(244)	$(86)	nm

Net nonoperating expense was $244 million in the first nine months of 2008 as compared to $86 million in the 2007 period. Interest income decreased $62 million in the 2008 period due to lower average investment balances and lower rates of return. Interest expense, net decreased $33 million due primarily to reductions in average interest rates associated with variable rate debt as compared to the 2007 period.
Other nonoperating expense, net in the 2008 period included a $140 million other than temporary nonoperating impairment charge for our investments in auction rate securities primarily due to the length of time and extent to which the fair value has been less than cost for these securities, $6 million in foreign currency losses related to transactions denominated in foreign currencies and a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt. The impairment charge on auction rate securities is discussed in more detail under “Liquidity and Capital Resources.” Other nonoperating expense, net in the 2007 period included an $18 million write off of debt issuance costs in connection with the refinancing of the GE loan in March 2007.

US Airways’ Results of Operations
In the three months ended September 30, 2008, US Airways realized an operating loss of $688 million and a loss before income taxes of $852 million. The third quarter loss was driven by record high fuel prices, unrealized losses on fuel hedging instruments and an other than temporary nonoperating impairment charge on US Airways’ investments in auction rate securities. The average mainline and Express price per gallon of fuel was 67.4% higher as compared to the third quarter of 2007; however, the significant decrease in the price of oil in September 2008 required that US Airways reverse mark-to-market gains recognized in prior periods. In the third quarter of 2008, US Airways recorded $488 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $68 million of net realized gains on settled fuel hedge transactions. US Airways is required to use mark-to-market accounting as its existing fuel hedging instruments do not meet the requirements for hedge accounting established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $488 million discussed above, would have been deferred in other comprehensive income, a component of stockholder’s equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. In the third quarter of 2008, US Airways also recorded a $127 million other than temporary nonoperating impairment charge for its investments in auction rate securities due to the length of time and extent to which the fair value has been less than cost for these securities. In addition, the third quarter 2008 results included $8 million in special charges related to involuntary furloughs as well as terminations of non-union administrative and management staff.
In the three months ended September 30, 2007, US Airways realized operating income of $202 million and income before income taxes of $192 million. Included in these results is $20 million of net realized gains on settled fuel hedge transactions as well as $13 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In addition, the 2007 period operating results included $17 million of net special charges due to merger related transition expenses.
In the first nine months of 2008, US Airways realized an operating loss of $1.42 billion and a loss before income taxes of $1.64 billion. The nine month loss was driven by record high fuel prices, a non-cash goodwill impairment charge and an other than temporary nonoperating impairment charge on US Airways’ investments in auction rate securities. The average mainline and Express price per gallon of fuel was 64.4% higher as compared to the first nine months of 2007. In the first nine months of 2008, US Airways recorded a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. In the first nine months of 2008, US Airways also recorded a $140 million other than temporary nonoperating impairment charge for its investments in auction rate securities primarily driven by the length of time and extent to which the fair value has been less than cost for these securities. In addition, the 2008 period operating results included $67 million of net special charges, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet, $8 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff in connection with planned capacity reductions and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the planned fleet reductions. Also included in these results is $342 million of net realized gains on settled fuel hedge transactions, offset by $262 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. Other nonoperating expense, net in the 2008 period also included $8 million in gains on forgiveness of debt, offset by a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes.
In the first nine months of 2007, US Airways realized operating income of $627 million and income before taxes of $590 million. Included in these results is $128 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $17 million of net realized losses on settled fuel hedge transactions. In addition, the 2007 period operating results included $83 million of net special charges due to merger related transition expenses as well as $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005.
At December 31, 2007, US Airways had approximately $761 million of gross NOL to reduce future federal taxable income. Of this amount, approximately $649 million was available to reduce federal taxable income in the calendar year 2008. The NOL expires during the years 2022 through 2025. US Airways’ net deferred tax asset, which included the $649 million of NOL discussed above, has been subject to a full valuation allowance. US Airways also had approximately $60 million of tax effected state NOL at December 31, 2007.

US Airways expects to report a loss for the full year 2008, which will increase its NOL. At September 30, 2008, US Airways’ NOL had increased to approximately $1.3 billion. The NOL expires during the years 2022 through 2028. US Airways recorded tax expense of $3 million in the three and nine month periods ended September 30, 2008 related to a reconciliation of the 2007 tax provision to the tax return as filed in the third quarter of 2008.
US Airways recognized $5 million and $16 million, respectively, of income tax expense for the three and nine months ended September 30, 2007. This included $4 million and $10 million of non-cash tax expense for the three and nine months ended September 30, 2007, respectively, as US Airways utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, “Accounting for Income Taxes,” as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. US Airways recorded AMT expense of $1 million and $4 million for the three and nine months ended September 30, 2007, respectively. In most cases the recognition of AMT does not result in tax expense. However, because US Airways’ net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. For the nine months ended September 30, 2007, US Airways also recorded $2 million of state income tax expense related to certain states where NOL was not available or was limited.
The table below sets forth US Airways’ selected mainline operating data:

	Three Months Ended		Percent		Nine Months Ended		Percent
	September 30,		Change		September 30,		Change
	2008	2007	2008-2007		2008	2007	2008-2007
Revenue passenger miles (millions) (a)	16,270	16,395	(0.8)		46,952	47,106	(0.3)
Available seat miles (millions) (b)	19,402	19,669	(1.4)		57,124	57,748	(1.1)
Passenger load factor (c)	83.9	83.4	0.5	pts	82.2	81.6	0.6	pts
Yield (d)	13.50	13.01	3.8		13.56	13.23	2.4
Passenger revenue per available seat mile (e)	11.32	10.85	4.4		11.14	10.79	3.2
Aircraft at end of period	358	359	(0.3)		358	359	(0.3)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

Three Months Ended September 30, 2008
Compared with the
Three Months Ended September 30, 2007
Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)
Operating revenues:
Mainline passenger	$2,197	$2,133	3.0
Express passenger	771	692	11.3
Cargo	37	32	14.8
Other	288	208	38.9

Total operating revenues	$3,293	$3,065	7.4

Total operating revenues for the three months ended September 30, 2008 were $3.29 billion as compared to $3.07 billion for the 2007 period. Mainline passenger revenues were $2.2 billion in the third quarter of 2008, as compared to $2.13 billion for the 2007 period. RPMs decreased 0.8% as mainline capacity, as measured by ASMs, decreased 1.4%, resulting in a 0.5 point increase in load factor to 83.9%. Passenger yield increased 3.8% to 13.5 cents in the third quarter of 2008 from 13.01 cents in the third quarter of 2007. PRASM increased 4.4% to 11.32 cents in the third quarter of 2008 from 10.85 cents in the third quarter of 2007. Yield and PRASM increased in the third quarter of 2008 due principally to continued capacity and pricing discipline and fare increases in substantially all markets during the 2008 period.
Express passenger revenues were $771 million for the third quarter of 2008, an increase of $79 million from the 2007 period. Express capacity, as measured by ASMs, increased 9.9% in the third quarter of 2008 due principally to the year over year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 8.8% on this higher capacity resulting in a 0.8 point decrease in load factor to 74.6%. Passenger yield increased by 2.3% to 26.2 cents in the third quarter of 2008 from 25.61 cents in the third quarter of 2007. PRASM increased 1.3% to 19.55 cents in the third quarter of 2008 from 19.31 cents in the third quarter of 2007. The increases in Express yield and PRASM are the result of the same favorable industry pricing environment discussed in the mainline operations above.
Cargo revenues were $37 million for the third quarter of 2008, an increase of $5 million from the 2007 period. This increase is the result of higher mail volumes and an increase in fuel surcharges in the third quarter of 2008. Other revenues were $288 million for the third quarter of 2008, an increase of $80 million from the 2007 period due primarily to US Airways’ new revenue initiatives, principally its first and second checked bag fees, which were implemented in the second and third quarters of 2008.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,110	$692	60.4
Loss (gain) on fuel hedging instruments, net:
Realized	(68)	(20)	nm
Unrealized	488	(13)	nm
Salaries and related costs	567	555	2.1
Aircraft rent	183	182	0.3
Aircraft maintenance	188	144	30.8
Other rent and landing fees	137	141	(2.5)
Selling expenses	120	116	3.7
Special items, net	8	17	(51.5)
Depreciation and amortization	55	49	12.2
Other	321	322	(0.4)

Total mainline operating expenses	3,109	2,185	42.3
Express expenses:
Fuel	349	199	75.4
Other	523	479	9.2

Total Express expenses	872	678	28.6

Total operating expenses	$3,981	$2,863	39.1

Total operating expenses were $3.98 billion in the third quarter of 2008, an increase of $1.12 billion or 39.1% compared to the 2007 period. Mainline operating expenses were $3.11 billion in the third quarter of 2008, an increase of $924 million or 42.3% from the 2007 period. The period over period increase in mainline operating expenses was driven principally by record increases in fuel costs ($418 million) in the 2008 third quarter. US Airways also recognized a net loss of $420 million on fuel hedging instruments in the 2008 period compared to a net gain on fuel hedging instruments of $33 million in the 2007 period. The net unrealized losses during the 2008 period were driven by the significant decline in the price of oil in September 2008, which required that US Airways reverse mark-to-market gains recognized in prior periods.
Significant changes in the components of mainline operating expenses are as follows:
•
Aircraft fuel and related taxes increased 60.4% due primarily to a 68% increase in the average price per gallon of fuel to a record high $3.73 in the third quarter of 2008 from $2.22 in the 2007 period.

•
Loss (gain) on fuel hedging instruments, net fluctuated from a gain of $33 million in the third quarter of 2007 to a loss of $420 million in the third quarter of 2008. The net loss in the 2008 period is the result of unrealized losses of $488 million due to the significant decrease in the price of oil in September 2008, which required that US Airways reverse mark-to-market gains recognized in prior periods.

•	Aircraft maintenance expense increased 30.8% due principally to increases in the number of engine and landing gear overhauls performed in the 2008 period as compared to the 2007 period.

•
Depreciation and amortization expense increased 12.2% due primarily to an increase in depreciation of owned aircraft as a result of the acquisition of three Embraer 190 aircraft subsequent to the third quarter of 2007, 13 Embraer 190 aircraft in the first nine months of 2008 and three Airbus A321 aircraft in the third quarter of 2008.

Total Express expenses increased 28.6% in the third quarter of 2008 to $872 million from $678 million in the 2007 period, as Express fuel costs increased $150 million and other Express expenses increased $44 million. The average fuel price per gallon increased 64.9% from $2.30 in the 2007 period to a record high $3.80 in the 2008 period. Other Express operating expenses increased as a result of a 9.9% increase in Express capacity.

Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)
Nonoperating income (expense):
Interest income	$19	$43	(56.7)
Interest expense, net	(48)	(55)	(13.1)
Other, net	(135)	2	nm

Total nonoperating expense, net	$(164)	$(10)	nm

Net nonoperating expense was $164 million in the third quarter of 2008 as compared to $10 million in the third quarter of 2007. Interest income decreased $24 million in the 2008 period due to lower average investment balances and lower rates of return. Interest expense, net decreased $7 million due primarily to reductions in average interest rates associated with variable rate debt as compared to the 2007 period.
Other nonoperating expense, net in the 2008 period included a $127 million other than temporary nonoperating impairment charge for US Airways’ investments in auction rate securities due to the length of time and extent to which the fair value has been less than cost for these securities as well as $8 million in foreign currency losses related to transactions denominated in foreign currencies. The impairment charge is discussed in more detail under “Liquidity and Capital Resources.”

Nine Months Ended September 30, 2008
Compared with the
Nine Months Ended September 30, 2007
Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)
Operating revenues:
Mainline passenger	$6,364	$6,233	2.1
Express passenger	2,230	2,039	9.4
Cargo	111	102	8.3
Other	742	637	16.5

Total operating revenues	$9,447	$9,011	4.8

Total operating revenues for the nine months ended September 30, 2008 were $9.45 billion as compared to $9.01 billion for the 2007 period. Mainline passenger revenues were $6.36 billion for the first nine months of 2008, as compared to $6.23 billion for the 2007 period. RPMs decreased 0.3% as mainline capacity, as measured by ASMs, decreased 1.1%, resulting in a 0.6 point increase in load factor to 82.2%. Passenger yield increased 2.4% to 13.56 cents in the first nine months of 2008 from 13.23 cents in the 2007 period. PRASM increased 3.2% to 11.14 cents in the first nine months of 2008 from 10.79 cents in the 2007 period. Yield and PRASM increased in the first nine months of 2008 due principally to strong passenger demand, continued capacity and pricing discipline and fare increases in certain markets in the first half of 2008, which were expanded to substantially all markets during the third quarter of 2008.
Express passenger revenues were $2.23 billion for the first nine months of 2008, an increase of $191 million from the 2007 period. Express capacity, as measured by ASMs, increased 8% in the first nine months of 2008 due principally to the year over year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 6.5% on this higher capacity resulting in a one point decrease in load factor to 72.9%. Passenger yield increased by 2.7% to 26.76 cents in the first nine months of 2008 from 26.05 cents in the 2007 period. PRASM increased 1.3% to 19.5 cents in the first nine months of 2008 from 19.25 cents in the 2007 period. The increases in Express yield and PRASM are the result of the same favorable industry pricing environment discussed in the mainline operations above.
Cargo revenues were $111 million for the first nine months of 2008, an increase of $9 million from the 2007 period. This increase is the result of higher mail volumes and an increase in fuel surcharges in the 2008 period. Other revenues were $742 million for the first nine months of 2008, an increase of $105 million from the 2007 period due primarily to US Airways’ new revenue initiatives, principally its first and second checked bag fees, which were implemented in the second and third quarters of 2008.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,018	$1,900	58.9
Loss (gain) on fuel hedging instruments, net:
Realized	(342)	17	nm
Unrealized	262	(128)	nm
Salaries and related costs	1,701	1,659	2.5
Aircraft rent	544	542	0.3
Aircraft maintenance	601	479	25.5
Other rent and landing fees	424	408	4.1
Selling expenses	340	347	(1.9)
Special items, net	67	83	(18.9)
Depreciation and amortization	166	143	15.5
Goodwill impairment	622	—	nm
Other	977	937	4.2

Total mainline operating expenses	8,380	6,387	31.2
Express expenses:
Fuel	938	539	74.0
Other	1,547	1,458	6.2

Total Express expenses	2,485	1,997	24.4

Total operating expenses	$10,865	$8,384	29.6

Total operating expenses were $10.87 billion in the first nine months of 2008, an increase of $2.48 billion or 29.6% compared to the 2007 period. Mainline operating expenses were $8.38 billion in the first nine months of 2008, an increase of $1.99 billion or 31.2% from the 2007 period. The 2008 period included a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September of 2005. The remaining period over period increase in mainline operating expenses was driven principally by increases in aircraft fuel costs ($1.12 billion) and aircraft maintenance ($122 million).
In addition, the 2008 period included net charges from special items of $67 million, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet, $8 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff in connection with planned capacity reductions and $6 million in charges for lease return costs and lease cancellation penalties related to certain Airbus aircraft as a result of the planned fleet reductions. This compares to net charges from special items of $83 million in the 2007 period due to merger related transition expenses.
Significant changes in the components of mainline operating expenses are as follows:
•
Aircraft fuel and related taxes increased 58.9% due primarily to a 63.9% increase in the average price per gallon of fuel to a record high $3.42 in the first nine months of 2008 from $2.09 in the 2007 period.

•
Loss (gain) on fuel hedging instruments, net decreased from a gain of $111 million in the first nine months of 2007 to a gain of $80 million in the first nine months of 2008. The net gain in the 2008 period is the result of realized gains of $342 million due to the settlement of fuel hedge transactions in the period, offset by unrealized losses on open fuel hedge transactions of $262 million. During the 2008 period, US Airways recognized gains from the effectiveness of its fuel hedging program in the first half of 2008; however, the significant decline in the price of oil in September 2008 required the reversal of mark-to-market gains recognized in prior periods during the third quarter of 2008.

•	Aircraft maintenance expense increased 25.5% due principally to increases in the number of engine and landing gear overhauls performed in the 2008 period as compared to the 2007 period.

•
Depreciation and amortization expense increased 15.5% due primarily to an increase in depreciation of owned aircraft as a result of the acquisition of three Embraer 190 aircraft subsequent to the third quarter of 2007, 13 Embraer 190 aircraft in the first nine months of 2008 and three Airbus A321 aircraft in the third quarter of 2008.

Total Express expenses increased 24.4% in the first nine months of 2008 to $2.49 billion from $2 billion in the 2007 period, as Express fuel costs increased $399 million and other Express expenses increased $89 million. The average fuel price per gallon increased 65.9% from $2.10 in the first nine months of 2007 to a record high $3.49 in the 2008 period. Other Express operating expenses increased as a result of an 8% increase in Express capacity.
Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)
Nonoperating income (expense):
Interest income	$68	$131	(47.9)
Interest expense, net	(146)	(174)	(15.9)
Other, net	(140)	6	nm

Total nonoperating expense, net	$(218)	$(37)	nm

Net nonoperating expense was $218 million in the first nine months of 2008 as compared to $37 million in the 2007 period. Interest income decreased $63 million in the 2008 period due to lower average investment balances and lower rates of return. Interest expense, net decreased $28 million due primarily to reductions in average interest rates associated with variable rate debt as compared to the 2007 period.
Other nonoperating expense, net in the 2008 period included a $140 million other than temporary nonoperating impairment charge for US Airways’ investments in auction rate securities primarily due to the length of time and extent to which the fair value has been less than cost for these securities, $6 million in foreign currency losses related to transactions denominated in foreign currencies and a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt. The impairment charge on auction rate securities is discussed in more detail under “Liquidity and Capital Resources.”

Liquidity and Capital Resources
As of September 30, 2008, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.28 billion, of which $1.54 billion was unrestricted. Our investments in marketable securities included $261 million of investments in auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets.
Investments in Marketable Securities
As of September 30, 2008, we held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on our condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from eight to 44 years, with 62% of our portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. The interest rates are reset approximately every 28 days, and current yields range from 2.93% to 5.21%. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, we have not experienced any defaults and continue to earn and receive interest on all of these investments at the maximum contractual rate.
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
At December 31, 2007, the $411 million par value auction rate securities had a fair value of $353 million, a $58 million decline from par. Of this decline in fair value, $48 million was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income. We concluded $10 million of the decline was an other than temporary impairment as a single security with subprime exposure experienced a severe decline in fair value during the period. Accordingly, a $10 million impairment charge was recorded to other nonoperating expense, net in the fourth quarter of 2007.
During the first quarter of 2008, the fair value of our auction rate securities declined by an additional $58 million to a fair value of $295 million at March 31, 2008. Of this decline in fair value, $49 million was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income. We determined $9 million of that decline from December 31, 2007 was due to a security’s downgrade from a credit rating of AA to B and a further decline in a second security with subprime exposure. We concluded this decline in fair value was other than temporary and recognized an impairment charge in other nonoperating expense, net. We recognized an additional $4 million impairment charge to other nonoperating expense, net in the first quarter of 2008 for one security’s previously recorded unrealized losses in other comprehensive income.
During the second quarter of 2008, the fair value of our auction rate securities declined by an additional $10 million to a fair value of $285 million at June 30, 2008. This further decline in fair value was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income.
At September 30, 2008, the fair value of our auction rate securities was $261 million, representing a decline in fair value of $24 million during the third quarter. We concluded the third quarter decline in fair value of $24 million as well as the previously deemed temporary declines recorded to other comprehensive income of $103 million were now other than temporary. Our conclusion for the other than temporary impairment was due to the length of time and extent to which the fair value has been less than cost for these securities. These securities have experienced failed auctions for a period greater than one year, and there has been no recovery in their fair value. Accordingly, we recorded a $127 million impairment charge in other nonoperating expense, net related to the partial other than temporary impairment of its auction rate securities. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, additional declines in the fair values of these securities will be recorded as impairment charges in other nonoperating expense, net in future periods.
We intend and have the ability to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable securities balances of $1.28 billion at September 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.

Derivative instruments
As of September 30, 2008, we have entered into costless collars, which establish an upper and lower limit on heating oil futures prices, to protect ourself from fuel price risks. These transactions are in place with respect to approximately 45% of our remaining projected mainline and Express 2008 fuel requirements at a weighted average collar range of $3.11 to $3.31 per gallon of heating oil or $108.47 to $116.87 per barrel of estimated crude oil equivalent and 14% of our projected mainline and Express 2009 fuel requirements at a weighted average collar range of $3.41 to $3.61 per gallon of heating oil or $120.95 to $129.35 per barrel of estimated crude oil equivalent.
The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. Further, these instruments do not provide protection from future price increases unless heating oil prices exceed the call option price of the costless collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less than heating oil, resulting in a change in fuel expense that is not perfectly offset by the hedge transactions. At September 30, 2008, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $98 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $94 million.
When our fuel hedging derivative instruments are in a net asset position, we are exposed to credit losses in the event of non-performance by counterparties to our fuel hedging derivatives. The amount of such credit exposure is generally the unrealized gains, if any, on our fuel hedging derivatives. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to a single counterparty, and monitor the market position of the program and our relative market position with each counterparty. We also maintain industry-standard security agreements with a number of our counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceed specified mark-to-market thresholds or upon certain changes in credit ratings.
When our fuel hedging derivative instruments are in a net liability position, we are exposed to credit risks related to the return of collateral in situations in which we have posted collateral with counterparties for unrealized losses. As of September 30, 2008, we were in a net liability position of $141 million based on the fair value of our fuel hedging derivative instruments due to the significant decline in the price of oil in September of 2008. When possible, in order to mitigate the risk of posting collateral, we provide letters of credit to certain counterparties in lieu of cash. At September 30, 2008, $159 million related to letters of credit collateralizing certain counterparties to our fuel hedging transactions is included in short-term restricted cash. As of October 21, 2008, we had issued an additional $26 million in letters of credit and paid an additional $156 million in cash to counterparties of our fuel hedging transactions as a result of additional declines in oil prices. Since mid-third quarter 2008, we have not entered into any new transactions as part of our fuel hedging program due to concerns about the impact collateral requirements could have on our liquidity resulting from the significant decline in the price of oil and counterparty credit risk arising from global economic uncertainty.
Further declines in heating oil prices would result in additional collateral requirements with our counterparties, unrealized losses on our existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.
Sources and Uses of Cash
US Airways Group
Net cash used in operating activities was $583 million for the first nine months of 2008 as compared to net cash provided by operating activities of $415 million for the first nine months of 2007. The period over period decrease of $998 million is due principally to our net loss for the first nine months of 2008, which was driven by record high fuel prices. Our mainline and Express fuel expense, net of realized gains on fuel hedging transactions, was $1.16 billion higher in the 2008 period than the 2007 period on slightly higher capacity. Additionally, the substantial decrease in the price of fuel in September 2008, while a significant positive development, had a near term liquidity impact of reducing our operating cash flow by $159 million as we were required to post collateral for which we issued letters of credit in connection with costless collars entered into as part of our fuel hedging program. This compares to the same period in 2007 when we received the return of fuel hedging collateral of $48 million from our counterparties. The increase in fuel costs and fuel hedge collateral was partially offset by an increase in revenue of $433 million due to a 3.2% increase in PRASM and our new revenue initiatives that went into effect in the second and third quarters of 2008.

Net cash used in investing activities was $832 million in the first nine months of 2008 as compared to net cash provided by investing activities of $441 million for the first nine months 2007. Principal investing activities in the 2008 period included purchases of property and equipment totaling $755 million, including the purchase of 13 Embraer 190 aircraft and three Airbus A321 aircraft, a $117 million increase in restricted cash and a $97 million increase in equipment purchase deposits for certain aircraft on order, all of which were offset in part by net sales of investments in marketable securities of $117 million. The change in the restricted cash balances for the 2008 and 2007 periods was due to a change in the amount of holdback by certain credit card processors for advance ticket sales for which we had not yet provided air transportation. Principal investing activities in the 2007 period included net sales of investments in marketable securities of $564 million, a decrease in restricted cash of $217 million and $31 million in proceeds from the sale of an investment in Sabre Holdings Corporation, all of which were offset in part by purchases of property and equipment totaling $345 million, including the purchase of six Embraer 190 aircraft, and an increase in equipment purchase deposits of $30 million. The net sales of investments in marketable securities of $564 million in the 2007 period were primarily the result of sales of auction rate securities that were still liquid at par value in the third quarter of 2007.
Net cash provided by financing activities was $635 million and $61 million for the first nine months of 2008 and 2007, respectively. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $669 million, in part to finance the acquisition of 13 Embraer 190 aircraft and three Airbus A321 aircraft, and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $205 million, including $97 million related to the aircraft equipment note refinancing discussed above. Proceeds from the issuance of common stock, net were $179 million as a result of an underwritten public stock offering of 21.85 million common shares issued at an offering price of $8.50 per share during the third quarter of 2008. Principal financing activities in the 2007 period included proceeds from the issuance of debt of $1.73 billion related to the Citicorp credit facility and the acquisition of property and equipment. Debt repayments were $1.67 billion and, using the proceeds from the Citicorp credit facility, included the repayment in full of the outstanding balance on the $1.25 billion GE loan, the outstanding balance on the Barclays Bank of Delaware prepaid miles loan of $325 million and the outstanding balance under a General Electric Capital Corporation (“GECC”) credit facility of $19 million.
US Airways
Net cash used in operating activities was $438 million in the first nine months of 2008 as compared to net cash provided by operating activities of $425 million for the first nine months of 2007. The period over period decrease of $863 million is due principally to US Airways’ net loss for the first nine months of 2008, which was driven by record high fuel prices. US Airways’ mainline and Express fuel expense, net of realized gains on fuel hedging transactions, was $1.16 billion higher in the 2008 period than the 2007 period on slightly higher capacity. Additionally, the substantial decrease in the price of fuel in September 2008, while a significant positive development, had a near term liquidity impact of reducing US Airways’ operating cash flow by $159 million as US Airways was required to post collateral for which it issued letters of credit in connection with costless collars entered into as part of its fuel hedging program. This compares to the same period in 2007 when US Airways received the return of fuel hedging collateral of $48 million from its counterparties. The increase in fuel costs and fuel hedge collateral was partially offset by an increase in revenue of $436 million due to a 3.2% increase in PRASM and US Airways’ new revenue initiatives that went into effect in the second and third quarters of 2008.
Net cash used in investing activities was $811 million in the first nine months of 2008 as compared to net cash provided by investing activities of $453 million for the first nine months of 2007. Principal investing activities in the 2008 period included purchases of property and equipment totaling $734 million, including the purchase of 13 Embraer 190 aircraft and three Airbus A321 aircraft, a $117 million increase in restricted cash and a $97 million increase in equipment purchase deposits for certain aircraft on order, all of which were offset in part by net sales of investments in marketable securities of $117 million. The change in the restricted cash balances for the 2008 and 2007 periods was due to a change in the amount of holdback by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. Principal investing activities in the 2007 period included net sales of investments in marketable securities of $564 million, a decrease in restricted cash of $217 million and $31 million in proceeds from the sale of an investment in Sabre Holdings Corporation, all of which were offset in part by purchases of property and equipment totaling $333 million, including the purchase of six Embraer 190 aircraft, and an increase in equipment purchase deposits of $30 million. The net sales of investments in marketable securities of $564 million in the 2007 period were primarily the result of sales of auction rate securities that were still liquid at par value in the third quarter of 2007.
Net cash provided by financing activities was $472 million and $39 million for the first nine months of 2008 and 2007, respectively. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $669 million, in part to finance the acquisition of 13 Embraer 190 aircraft and three Airbus A321 aircraft, and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $189 million, including $97 million related to the aircraft equipment note refinancing discussed above. Principal financing activities in the 2007 period included proceeds from the issuance of debt of $132 million to finance the acquisition of property and equipment and total debt repayments of $93 million.

Commitments
As of September 30, 2008, we had $3.73 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2007 Form 10-K.
Citicorp Credit Facility
On March 23, 2007, we entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders, pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways, AWA and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility. As of September 30, 2008, the outstanding balance under the Citicorp credit facility was $1.58 billion.
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of September 30, 2008, the interest rate on the Citicorp credit facility was 6.21% based on a 2.50% LIBOR margin.
The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. Through October 19, 2008 the Citicorp credit facility required us to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. At September 30, 2008, we were in compliance with all debt covenants.
On October 20, 2008, we entered into an amendment to the Citicorp credit facility. Pursuant to the amendment, we repaid $400 million of indebtedness under the credit facility reducing the principal amount outstanding under the credit facility to approximately $1.18 billion. The Citicorp credit facility amendment also provides for a reduction in the amount of unrestricted cash required to be held by us from $1.25 billion to $850 million, and we may, prior to September 30, 2009, further reduce that minimum requirement to $750 million if we repay up to $100 million amount of indebtedness under the credit facility. The Citicorp credit facility amendment also provides that we may sell, finance or otherwise pledge assets that were pledged as collateral under the credit facility, so long as we prepay the indebtedness under the credit facility in an amount equal to 75% of the appraised value of the collateral sold or assigned or 75% of the collateral value of eligible accounts (determined in accordance with the credit facility) sold or financed in such transaction. In addition, the Citicorp credit facility provides that we may issue debt in the future with a silent second lien on the assets pledged as collateral under the Citicorp credit facility.
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

Other 2008 Financing Transactions
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
On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of September 30, 2008, the outstanding balance of this credit facility agreement is $66 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered with a final maturity date of the loan in November 2010.
In the second quarter of 2008, US Airways entered into facility agreements with three lenders in the amounts of $199 million, $198 million, and $119 million to finance the acquisition of certain Airbus A320 family aircraft deliveries starting in the second half of 2008. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default and other covenants that are typical in the industry for similar financings, and are amortized over twelve years with balloon payments at maturity.
Effective as of October 20, 2008, we entered into an amendment to our co-branded credit card agreement with Barclays Bank Delaware. The amendment provides for, among other things, the pre-purchase of frequent flyer miles in an amount totaling $200 million. The amendment also provides that so long as any pre-purchased miles are outstanding, we will pay interest to Barclays on the outstanding dollar amount of the pre-purchased miles at the rate of LIBOR plus a margin.
The amendment to the co-branded credit card agreement provides that Barclays will compensate us for fees earned using pre-purchased miles. In addition, the amendment provides that for each month that certain conditions are met, Barclays will pre-purchase additional miles on a monthly basis in an amount equal to the difference between $200 million and the amount of unused miles then outstanding. Prior to the second anniversary of the date of the amendment, the $200 million cap may be reduced if certain conditions are not met. Commencing on that second anniversary, the $200 million cap will be reduced over a period of approximately two years until such time as no pre-purchased miles remain; however, the time of reduction of the cap may be accelerated if certain conditions are not met. We may repurchase any or all of the pre-purchased miles at any time, from time to time, without penalty.
Pursuant to the amendment to the co-branded credit card agreement, the expiration date of the agreement was extended to 2017.
On October 20, 2008, US Airways entered into a $270 million spare parts loan agreement and a $85 million engines loan agreement. The proceeds of the term loans made under these loan agreements were used to repay a portion of the outstanding indebtedness under the Citicorp credit facility pursuant to the Citicorp credit facility amendment previously discussed.
US Airways’ obligations under the spare parts loan agreement are secured by a first priority security interest in substantially all of US Airways’ rotable, repairable and expendable parts. The obligations under the engines loan agreement are secured by a first priority security interest in 36 of US Airways’ aircraft engines. US Airways has also agreed that other obligations owed by it or its affiliates to the administrative agent for the loan agreements or its affiliates (including the loans under these loan agreements held by such administrative agent or its affiliates) will be secured on a second priority basis by the collateral for both loan agreements and certain other engines and aircraft.
The term loans under these loan agreements will bear interest at a rate equal to LIBOR plus a margin per annum, subject to adjustment in certain circumstances.
These loan agreements contain customary representations and warranties, events of default and covenants for financings of this nature, including obligations to maintain compliance with covenants tied to the appraised value of US Airways’ spare parts and the appraised value and maintenance condition of US Airways’ engines, respectively.
The spare parts loan agreement matures on the sixth anniversary of the closing date, and is subject to quarterly amortization in amounts ranging from $8 million to $15 million. The spare parts loan agreement may not be voluntarily prepaid during the first three years of the term; however, in certain circumstances US Airways may prepay $100 million of the loans under the agreement (in which case the spare parts loan agreement will mature on the fifth anniversary of the closing date). If such $100 million prepayment is made, the lien on the spare parts collateral consisting of expendables will be released. US Airways may voluntarily prepay the spare parts loan agreement after the third anniversary of the closing date. The engines loan agreement, which may not be voluntarily prepaid prior to the third anniversary of the closing date, matures on the sixth anniversary of the closing date, and is subject to amortization in 24 equal installments.
Aircraft and Engine Purchase Commitments
In the first nine months of 2008, we took delivery of 13 Embraer 190 aircraft, which we financed through an existing facility agreement. In October 2008, we took delivery of the final firm Embraer 190 aircraft under our Amended and Restated Purchase Agreement with Embraer, which was also financed through an existing facility agreement. In March 2008, we amended the Amended and Restated Purchase Agreement to revise the delivery schedule for the additional 32 Embraer 190 aircraft.
In 2007, US Airways and Airbus executed definitive purchase agreements for the acquisition of 92 aircraft, including 60 single-aisle A320 family aircraft and 32 widebody aircraft, comprised of 22 Airbus A350 Xtra Wide Body (“XWB”) aircraft and ten Airbus A330-200 aircraft. These are in addition to the 37 single-aisle A320 family aircraft from the previous Airbus purchase agreement. Deliveries of the A320 family aircraft commenced during the third quarter of 2008 with the delivery of three A321 aircraft, which were financed through an existing facility agreement. US Airways plans to take delivery of two A321 aircraft during the fourth quarter of 2008, with deliveries of the remaining A320 family aircraft to continue in 2009 through 2012. Deliveries of the A330 aircraft will begin in 2009 and deliveries of the A350 XWB aircraft will begin in 2014. In the fourth quarter of 2007, US Airways also modified its A330 Purchase Agreement with Airbus to add five additional A330-200 firm aircraft to our existing order and agreed to terms with an aircraft lessor to lease two used A330-200 aircraft. In the second quarter of 2008, US Airways terminated the two leases and will not take delivery of the two used A330-200 aircraft. Related to this termination, US Airways recorded a $2 million lease cancellation charge. Thus, the total number of firm widebody aircraft US Airways is currently scheduled to take delivery of is 37. In January 2008, US Airways and Airbus entered into Amendment No. 1 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement. The amendment provides for the conversion of 13 A319 aircraft to A320 aircraft, one A319 aircraft to an A321 aircraft and 11 A320 aircraft to A321 aircraft for deliveries during 2009 and 2010.
In January 2008, US Airways executed a purchase agreement with IAE International Aero Engines AG (“IAE”) which provides for the purchase by US Airways of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet.
Under all of the aircraft and engine purchase agreements discussed above, our total future commitments as of September 30, 2008 to Embraer, Airbus and IAE are expected to be approximately $6.89 billion through 2017, which includes predelivery deposits and payments. We expect to fund these payments through future financings.
On October 20, 2008, US Airways and Airbus entered into amendments to each of the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement, and the A350 XWB Purchase Agreement. In exchange for US Airways’ agreement to enter into these amendments, Airbus advanced US Airways $200 million earned in consideration of aircraft deliveries under the various related purchase agreements. Under the terms of each of the amendments, US Airways has agreed to maintain a level of unrestricted cash in the same amount required by the Citicorp credit facility. In addition, under the terms of the amendment to the A350 XWB Purchase Agreement, deliveries of the 22 firm order A350 XWB aircraft will begin in 2015, rather than 2014, and will extend through 2018.

Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.” As of September 30, 2008, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
Our credit ratings, like those of most airlines, are relatively low. The following table details our credit ratings as of September 30, 2008:

	S&P		Fitch		Moody’s
	Corporate	Senior Unsecured	Long-term Issuer	Senior Unsecured	Corporate
	credit rating	credit rating	credit rating	credit rating	Family rating
US Airways Group	B-	CCC	CCC	CC	Caa1
US Airways	B-	*	*	*	*

(*)	The credit agencies do not rate these categories for US Airways.
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
Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of September 30, 2008, $540 million associated with these mortgage financings is reflected as debt in the accompanying condensed consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity as defined by FIN 46(R) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. US Airways under this feature does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases under the criteria of SFAS No. 13 “Accounting for Leases.” US Airways’ total obligations under these leveraged lease financings are $3.59 billion as of September 30, 2008.
Contractual Obligations
The following table provides details of our future cash contractual obligations as of September 30, 2008 (in millions):

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$16	$16	$16	$16	$1,594	$1,658
Interest obligations (3)	26	103	102	101	100	179	611
Aircraft related and other commitments	44	35	—	—	—	—	79
US Airways (4)
Debt and capital lease obligations (5) (6)	29	210	127	143	150	1,408	2,067
Interest obligations (3) (6)	32	122	112	103	94	374	837
Aircraft purchase and operating lease commitments (7)	349	2,286	2,249	2,101	1,547	5,957	14,489
Regional capacity purchase agreements (8)	254	1,023	1,041	1,059	922	3,285	7,584
Other US Airways Group subsidiaries (9)	3	7	2	1	1	1	15

Total	$737	$3,802	$3,649	$3,524	$2,830	$12,798	$27,340

(1)
These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Includes $74 million aggregate principal amount of 7% senior convertible notes due 2020 issued by US Airways Group and the $1.6 billion Citicorp credit facility due March 23, 2014.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of September 30, 2008.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Excludes $111 million of unamortized debt discount as of September 30, 2008.

(6)
Includes $540 million of future principal payments and $270 million of future interest payments as of September 30, 2008, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft as described above under “Off-Balance Sheet Arrangements” and in Note 12 to US Airways Group’s and US Airways’ condensed consolidated financial statements in Item 1A and 1B of this report, respectively.

(7)
Includes $3.59 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of September 30, 2008, as described above under “Off-Balance Sheet Arrangements” and in Note 12 to US Airways Group’s and US Airways’ condensed consolidated financial statements in Item 1A and 1B of this Form 10-Q, respectively.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the Citicorp credit facility, our amended credit card agreement with Barclays and certain of our other financing arrangements contain minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

Critical Accounting Policies and Estimates
In the third quarter of 2008, there were no significant changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2007 Form 10-K except as discussed below.
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
In accordance with SFAS No. 142, we concluded that events had occurred and circumstances had changed during the second quarter of 2008 which required us to perform an interim period goodwill impairment test. Subsequent to the first quarter of 2008, we experienced a significant decline in market capitalization due to overall airline industry conditions driven by record high fuel prices. The price of fuel became less volatile in the second quarter of 2008, and there was a sustained surge in fuel prices. On May 21, 2008, the price per barrel of oil hit a then record high of $133 per barrel and from that date through June 30, 2008 stayed at an average daily price of $133 per barrel. Our average mainline fuel price during the second quarter of 2008 was $3.63 as compared to $2.88 per gallon in the first quarter of 2008 and $2.20 for the full year 2007. This increase in the price per gallon of fuel represented an increase of 26% and 65% as compared to the first quarter of 2008 and full year 2007, respectively. Our average stock price in the second quarter of 2008 was $6.13 as compared to an average of $12.15 in the first quarter of 2008, a decline of 50%. In addition, we announced in June 2008 that in response to the record high fuel prices, we plan to reduce fourth quarter 2008 and full year 2009 domestic mainline capacity by six to eight percent and seven to nine percent, respectively, on a year over year basis.
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
In step two of the impairment test, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, we allocated the fair value of the reporting unit to all of our assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill, and therefore, we recognized an impairment charge of $622 million in the second quarter of 2008, representing a write off of the entire amount of our previously recorded goodwill.
The following table reflects the change in the carrying amount of goodwill from December 31, 2007 (in millions):

Goodwill
Balance at December 31, 2007	$622
Impairment charge	(622)

Balance at September 30, 2008	$—

Impairment of Intangible Assets
In connection with completing step two of our goodwill impairment analysis in the second quarter of 2008, we assessed the fair values of our significant intangible assets. Our other intangible assets of $558 million as of June 30, 2008 consisted principally of airport take-off and landing slots and airport gate leasehold rights of $473 million which are subject to amortization and $85 million of international route authorities and trademarks which are classified as indefinite lived assets under SFAS No. 142. We considered the potential impairment of these other intangibles assets in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as applicable. The fair values of airport take-off and landing slots and international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, we utilized a form of the income approach known as the relief-from-royalty method. As a result of these assessments, no impairment was indicated.
Impairment of Other Assets
In connection with completing step two of our goodwill impairment analysis in the second quarter of 2008, we also assessed the current fair values of our other significant assets including owned aircraft, aircraft leases, and aircraft spare parts. We concluded that the only additional impairment indicated was associated with the decline in fair value of certain spare parts associated with our Boeing 737 fleet. Due to record high fuel prices and the current industry environment, demand for the Boeing 737 aircraft type has declined given its lower fuel efficiency as compared to other aircraft types. The fair value of these spare parts was determined using a market approach on the premise of continued use of the aircraft through our final scheduled lease return.
In accordance with SFAS No. 144, we determined that the carrying amount of the Boeing 737 spare parts classified as long-lived assets was not recoverable as the carrying amount of the Boeing 737 assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, we recorded a $13 million impairment charge in the second quarter of 2008 related to Boeing 737 rotable parts included in flight equipment on our condensed consolidated balance sheet. We also recorded a $5 million write down in the second quarter of 2008 related to our Boeing 737 spare parts inventory included in materials and supplies, net on our condensed consolidated balance sheet to reflect lower of cost of market.
Investments in Marketable Securities
We account for investments in marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of September 30, 2008, all current investments in marketable securities were classified as held to maturity and all noncurrent investments in marketable securities, consisting entirely of auction rate securities, are classified as available for sale.
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and adjusts certain guidance related to recording nearly all transactions where one company gains control of another. The statement revises the measurement principle to require fair value measurements on the acquisition date for recording acquired assets and liabilities. It also changes the requirements for recording acquisition-related costs and liabilities. Additionally, the statement revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination. The current standard, SFAS No. 141, requires that adjustments to these valuation allowances be recorded as adjustments to goodwill or intangible assets if no goodwill exists, while the new standard will require companies to adjust current income tax expense. Effective January 1, 2009, we will adopt the provisions of SFAS No. 141R and all future decreases in the valuation allowance established in purchase accounting as a result of the merger will be recognized as a reduction to income tax expense.
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
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the requirements of FSP APB 14-1 and has not yet determined the impact on our condensed consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Management is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on our condensed consolidated financial statements.
In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in our quarterly report for the period ended September 30, 2008, and application of FSP FAS 157-3 had no impact on our condensed consolidated financial statements.

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
Commodity price risk
As of September 30, 2008, we have entered into costless collars, which establish an upper and lower limit on heating oil futures prices, to protect ourself from fuel price risks. These transactions are in place with respect to approximately 45% of our remaining projected mainline and Express 2008 fuel requirements at a weighted average collar range of $3.11 to $3.31 per gallon of heating oil or $108.47 to $116.87 per barrel of estimated crude oil equivalent and 14% of our projected mainline and Express 2009 fuel requirements at a weighted average collar range of $3.41 to $3.61 per gallon of heating oil or $120.95 to $129.35 per barrel of estimated crude oil equivalent.
The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. Further, these instruments do not provide protection from future price increases unless heating oil prices exceed the call option price of the costless collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less than heating oil, resulting in a change in fuel expense that is not perfectly offset by the hedge transactions. At September 30, 2008, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $98 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $94 million.
When our fuel hedging derivative instruments are in a net asset position, we are exposed to credit losses in the event of non-performance by counterparties to our fuel hedging derivatives. The amount of such credit exposure is generally the unrealized gains, if any, on our fuel hedging derivatives. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to a single counterparty, and monitor the market position of the program and our relative market position with each counterparty. We also maintain industry-standard security agreements with a number of our counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceed specified mark-to-market thresholds or upon certain changes in credit ratings.
When our fuel hedging derivative instruments are in a net liability position, we are exposed to credit risks related to the return of collateral in situations in which we have posted collateral with counterparties for unrealized losses. As of September 30, 2008, we were in a net liability position of $141 million based on the fair value of our fuel hedging derivative instruments due to the significant decline in the price of oil in September of 2008. When possible, in order to mitigate the risk of posting collateral, we provide letters of credit to certain counterparties in lieu of cash. At September 30, 2008, $159 million related to letters of credit collateralizing certain counterparties to our fuel hedging transactions is included in short-term restricted cash. As of October 21, 2008, we had issued an additional $26 million in letters of credit and paid an additional $156 million in cash to counterparties of our fuel hedging transactions as a result of additional declines in oil prices. Since mid-third quarter 2008, we have not entered into any new transactions as part of our fuel hedging program due to concerns about the impact collateral requirements could have on our liquidity resulting from the significant decline in the price of oil and counterparty credit risk arising from global economic uncertainty.
Further declines in heating oil prices would result in additional collateral requirements with our counterparties, unrealized losses on our existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.
Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable rate debt obligations. At September 30, 2008, our variable-rate long-term debt obligations of approximately $2.64 billion represented approximately 71% of our total long-term debt. If interest rates increased 10% in 2008, the impact on our results of operations would be approximately $15 million of additional interest expense.

At September 30, 2008, included within our investment portfolio are $261 million of investments in auction rate securities. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, we have not experienced any defaults and continue to earn and receive interest on all of these investments at the maximum contractual rate. As of September 30, 2008, the full decline in value from the par value of our investment in auction rate securities of $150 million has been recorded as an other than temporary impairment, of which $127 million was recorded in the third quarter of 2008, $13 million was recorded in the first quarter of 2008 and $10 million was recorded in the fourth quarter of 2007. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, additional declines in the fair values of these securities will be recorded as impairment charges in other nonoperating expense, net in future periods.
We intend and have the ability to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable securities balances of $1.28 billion at September 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow or our ability to fund our operations. Refer to Note 8, “Investments in marketable securities (noncurrent)” in Part 1, Items 1A and 1B, respectively, of this report for additional information.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of September 30, 2008. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2008.

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
Changes in the financial markets may increase our costs to obtain funding needed for the acquisition of aircraft that we have contractual commitments to purchase or for other types of financings we may seek in order to raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financing. Recent developments in both domestic and global capital markets may further constrain or compromise our access to necessary financings and increase our cost of new financings.
Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part 1, Item 3.
Our business may be adversely affected by a downturn in economic conditions that can result in decreased demand for air travel.
Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies can result in decreased passenger demand for air travel, which in turn can have a strong negative effect on our revenues. Certain contractual obligations limit our ability to shrink the number of aircraft in operation below certain levels. As a result, we may not be able to optimize the number of aircraft in operation compared to a decrease in passenger demand for air travel.

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
Our obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets. Moreover, the terms of our Citicorp credit facility and certain of our other financing arrangements require us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements.
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
Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. These processes do not apply to our current and ongoing negotiations for post-merger integrated labor agreements, and this means unions may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity. Nonetheless, after more than three years of negotiations without a resolution to the bargaining issues that arose from the merger, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of the airline and impair its financial performance. Likewise, employees represented by unions that have reached post-merger integrated agreements could engage in improper job actions that disrupt our operations.

Our business is dependent on the price and availability of aircraft fuel. Continued periods of high fuel costs, significant disruptions in the supply of aircraft fuel or sharp drops in fuel prices could have a significant negative impact on our operating results and liquidity.
Our operating results are significantly impacted by changes in the availability or price of aircraft fuel, which represents the largest single cost item in our business. Fuel prices have fluctuated substantially over the past several years and sharply in the last year.
Because of the amount of fuel needed to operate the airline, even a relatively small increase in the price of fuel can have a significant adverse aggregate effect on our costs. Due to the competitive nature of the airline industry and the unpredictability of the market, we can offer no assurance that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices.
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
From time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited, particularly if the financial condition of the airline worsens. Also, our fuel hedging arrangements do not completely protect us against price increases and are limited in both volume of fuel and duration. Finally, a decline in the price of fuel can adversely impact our short-term liquidity as our hedge counterparties require that we post collateral in the form of cash or letters of credit when the projected future market price of fuel drops below the strike price on existing hedging arrangements. See also the discussion in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
If we incur problems with any of our third party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including Express flight operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers. Recent volatility in fuel prices, disruptions to capital markets and the current economic downturn in general have subjected certain of these third party service providers to strong financial pressures. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
We rely heavily on automated systems to operate our business and any failure or disruption of these systems could harm our business.
To operate our business, we depend on automated systems, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems, our airport customer self-service kiosks and our websites. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information on a timely and reliable basis. Substantial or repeated disruptions or failures of any of these automated systems could impair our operations, reduce the attractiveness of our services and could result in lost revenues and increased costs. In addition, these automated systems require periodic maintenance, upgrades and replacements, and our business may be harmed if we fail to properly maintain, upgrade or replace such systems.
Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.
We have announced and begun implementing several new measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future. The implementation of these initiatives creates logistical challenges that could harm the operational performance of the airline. Also, the new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if economic conditions make our customers more sensitive to increased travel costs.

Industry consolidation could weaken our competitive position.
If mergers or other forms of industry consolidation including antitrust immunity grants take place, US Airways Group might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that obtain assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks might grow and result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the United States, but could include further consolidation among international carriers in Europe and elsewhere.
The airline industry is intensely competitive and dynamic.
Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low cost air carrier. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In addition, because a significant portion of US Airways’ traffic is short-haul travel, US Airways is more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.
Low cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares, particularly those targeted at business passengers, in order to shift demand from larger, more-established airlines. Some low cost carriers, which have cost structures lower than ours, have better financial performance and significant numbers of aircraft on order for delivery in the next few years. These low cost carriers are expected to continue to increase their market share through growth and could continue to have an impact on the overall performance of US Airways Group.
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
The attacks of September 11, 2001 and continuing terrorist threats materially impacted and continue to impact air travel. The Aviation and Transportation Security Act mandates improved flight deck security; deployment of federal air marshals on board flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training and qualifications of security screening personnel; additional provision of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks and other such measures as may be introduced in the future generate higher operating costs for airlines. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.
Changes in government regulation could increase our operating costs and limit our ability to conduct our business.
Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. On October 10, 2008, the FAA finalized new rules governing flight operations at the three major New York airports. The new rules scheduled to take effect in December 2008 will result in the withdrawal of approximately 15% of industry slots at LaGuardia. If the new rules are upheld, the number of flights we can offer at La Guardia will be reduced over the next five years. Additionally, the DOT recently finalized a policy change that will permit airports to charge differentiated landing fees during congested periods, which could impact our ability to serve certain markets in the future.

Additional laws, regulations, taxes and policies have been proposed or discussed from time to time, including recent discussions about a “passenger bill of rights,” that, if adopted, could significantly increase the cost of airline operations or reduce revenues. The state of New York’s attempt to adopt such a measure has been successfully challenged by the airline industry. Other states, however, are contemplating similar legislation. The DOT also has an advanced rulemaking pending and a stakeholder task force working on various initiatives that could lead to additional expansion of airline obligations in the customer service area and increase our costs.
Finally, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation may increase costs or restrict our operations.
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
Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit existing vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store database information. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the EU), including requirements for varying levels of customer notification in the event of a data breach.
Many of our commercial partners, including credit card companies, have imposed certain data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. While we currently meet these standards, new or revised standards may be imposed that may be difficult for us to meet.
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
We operate principally through primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in New York, Washington, D.C., Boston and Las Vegas. A majority of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.
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
The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until March 31, 2009. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
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
10.1
Form of Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008).†

10.2
Form of Stock Appreciation Right Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008).†

10.3	Amendment No. 2 to Loan Agreement, dated as of January 14, 2008, between US Airways Group, Inc., as Borrower, and Citicorp North America, Inc., as Administrative Agent and Collateral Agent.

10.4	Amendment No. 5 to America West Co-Branded Credit Card Agreement, dated as of August 28, 2008, between US Airways Group and Barclays Bank Delaware.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: October 23, 2008	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

US Airways, Inc. (Registrant)
Date: October 23, 2008	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1
Form of Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008).†

10.2
Form of Stock Appreciation Right Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008).†

10.3	Amendment No. 2 to Loan Agreement, dated as of January 14, 2008, between US Airways Group, Inc., as Borrower, and Citicorp North America, Inc., as Administrative Agent and Collateral Agent.

10.4	Amendment No. 5 to America West Co-Branded Credit Card Agreement, dated as of August 28, 2008, between US Airways Group and Barclays Bank Delaware.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.